Form 10-K
period 1993-12-31
SUFFOLK BANCORP
filed 1994-03-24
CIK 754673

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-K


                ANNUAL REPORT PURSUANT TO SECTION 13 OF 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

   For the fiscal year ended December 31, 1993 Commission File Number 0-13580

                                SUFFOLK BANCORP

             (Exact name of registrant as specified in its charter)

          New York                                               11-2708279
(State or other jurisdiction of                                (IRS Employer
incorporation or organization)                              Identification No.)


                6 West Second Street, Riverhead, New York 11901
                   (Address of principal executive offices)

      Registrant's telephone number, including area code: (516) 727-2700

- --------------------------------------------------------------------------------

   Securities registered pursuant to Section 12(b) of the Act:


Title of each class                  Name of each exchange on which registered
- -------------------                  ------------------------------------------
        NONE                                           NONE

   Securities registered pursuant to Section 12(g) of the Act:

                           Common Stock, $5 Par Value
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes    X     No          .
                                             ---------    ---------

Class of Common Stock       Number of Shares Outstanding as of February 23, 1994
- ---------------------       ----------------------------------------------------
    $ 5 Par Value                                 3,396,460


The aggregate market value of the Registrant's Common Stock (based on the most recent sale at $22.00 on February 23, 1994) held by non-affiliates was approximately $75,547,448.

                       DOCUMENT INCORPORATED BY REFERENCE

         Portions of the Registrant's Proxy Statement for its Annual Meeting of Shareholders to be held April 12, 1994.(Part III)


ITEM 1.  Business

                         SUFFOLK BANCORP ("Registrant")

Registrant was incorporated on January 2, 1985 for the purpose of becoming a bank holding company. On that date, the Registrant acquired, and now owns, all of the outstanding capital stock of The Suffolk County National Bank. On July 14, 1988, the Registrant acquired and now owns all the outstanding capital stock of Island Computer Corporation of New York, Inc. The business of the Registrant consists primarily of the ownership, supervision, and control of its subsidiaries.

The registrant's chief competition is local banking institutions with main or branch offices in the service area of The Suffolk County National Bank, including North Fork Bank and Trust Co., Bridgehampton National Bank, and Bank of the Hamptons. Additionally, New York City money center banks and regional banks provide competition. These banks include Bank of New York, Chemical Bank, Fleet Bank, European American Bank and National Westminster Bank USA.

Registrant and its subsidiaries had 286 full-time and 38 part-time employees as of December 31, 1993.


                   THE SUFFOLK COUNTY NATIONAL BANK ("Bank")

The Suffolk County National Bank of Riverhead was organized under the National Banking laws of the United States of America on January 6, 1890. The Bank is a member of the Federal Reserve System, and its deposits are insured by the Federal Deposit Insurance Corporation to the extent provided by law.

Directed by members of the communities it serves, the Bank's main service area includes the towns of Brookhaven, Riverhead, Southampton, and Southold. The main office of the Bank is situated at 6 West Second Street, Riverhead, New York. Its branch offices are located at Center Moriches, Cutchogue, Hampton Bays, Mattituck, Medford, Port Jefferson, Riverhead-Ostrander Avenue, Westhampton Beach, Shoreham, and Wading River. Separate retail lending and trust facilities are located in Riverhead, New York.

The Bank is a full-service bank serving the needs of the local residents of eastern Suffolk County. Approximately 90 percent of the Bank's business is devoted to rendering services to those residing in the immediate area of the Bank's main and branch offices. Among the services rendered by the Bank are the maintenance of checking accounts, savings accounts, time and savings certificates, money market accounts, negotiable-order-of-withdrawal accounts, holiday club accounts and individual retirement accounts; the making of secured and unsecured loans, including commercial loans to individuals, partnerships and corporations, agricultural loans to farmers, installment loans to finance small businesses, mobile home loans, automobile loans, home equity and real estate mortgage loans; the maintenance of safe deposit boxes; the performance of trust and estate services, and the maintenance of a master pension plan for self-employed individuals' participation. The business of the Bank is not seasonal, as a great majority of the Bank's business is devoted to those residing in the Bank's service area.


       ISLAND COMPUTER CORPORATION OF NEW YORK, INC. ("Island Computer")

Island Computer Corporation of New York, Inc. is a data processing company which serves several bank and thrift institutions, including The Suffolk County National Bank.


                             STATISTICAL DISCLOSURE

Pages 6 through 17 of this Annual Report to Shareholders for the fiscal year ended December 31, 1993.

ITEM 2.  Properties
                                   Registrant

Registrant as such has no physical properties. Office facilities of the Registrant are located at 6 West Second Street, Riverhead, New York.

                                      Bank

The Bank's main offices are also located at 6 West Second Street, Riverhead, New York, which the Bank owns in fee. The Bank owns a total of seven buildings in fee, and holds nine buildings under lease agreements.

                                Island Computer

Island Computer's offices are located at 40 Orville Drive, Bohemia, New York, which Island Computer holds under a lease agreement.

In the opinion of management of the Registrant, the physical facilities are suitable and adequate and at present are being fully utilized. The Company, however, is evaluating future needs, and anticipates changes in its facilities during the next several years.

ITEM 3.  Legal Proceedings

There are no material legal proceedings, individually or in the aggregate to which the Registrant or its subsidiaries are a party or of which any of the property is subject.

ITEM 4.  Submission of Matters to a Vote of Security Holders

None.


                                    PART II

ITEM 5.  Market for Registrant's Common Equity and Related Stockholder Matters

Pages 6 and 20 of this Annual Report to Shareholders for the fiscal year ended December 31, 1993.

At December 31, 1993, there were approximately 1,400 equity holders of record of the Company's common stock.

ITEM 6.  Selected Financial Data

Page 30 of this Annual Report to Shareholders for the fiscal year ended December 31, 1993.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Pages 7 through 17 of this Annual Report to Shareholders for the fiscal year ended December 31, 1993.

ITEM 8.  Financial Statements and Supplementary Data

Pages 18 to 30 of this Annual Report to Shareholders for the fiscal year ended December 31, 1993.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

                                    PART III

ITEM 10.  Directors and Executive Officers of the Registrant

Pages 2 - 6 of Registrant's Proxy Statement for its Annual Meeting of Shareholders to be held on April 12, 1994 is incorporated herein by reference.

Executive Officers

Name                              Age      Position                     Business Experience
- -----------------------------------------------------------------------------------------------------------------------------
Edward J. Merz                    62       President & Chief            12/87 - 12/93 President & CEO
                                           Executive Officer            9/75 - 12/87 President & CAO
                                                                        Employed by The Suffolk County National Bank
                                                                        Since September 1975

Victor F. Bozuhoski, Jr.          55       Executive Vice President &   12/88 - 12/93 EVP & CFO
                                           Chief Financial Officer      12/87 - 12/88 EVP & Comptroller, CFO
                                                                        12/85 - 12/87 SVP & Comptroller
                                                                        1/78 - 12/85 VP & Comptroller
                                                                        Employed by The Suffolk County National Bank
                                                                        Since September 1965.

Robert C. Dick                    44       Senior Vice President        12/88 - 12/93 SVP
                                                                        4/88 - 12/88 SVP & Compliance Officer
                                                                        12/82 - 4/88 VP
                                                                        Employed by The Suffolk County National Bank
                                                                        Since January 1980

Alexander B. Doroski              45       Senior Vice President,       4/88 - 12/93 SVP & Chief Operations Officer
                                           Cashier & Chief Operations   12/85 - 4/88 VP & Cashier
                                           Officer                      12/80 - 12/85 VP
                                                                        Employed by The Suffolk County National Bank
                                                                        Since April 1971

John F. Hanley                    47       Senior Vice President        4/86 - 12/93 SVP
                                                                        12/80 - 4/86 VP
                                                                        Employed by The Suffolk County National Bank
                                                                        Since September 1971

J. Gordon Huszagh                 40       Senior Vice President &      12/92 - 12/93 SVP & Comptroller
                                           Comptroller                  12/88 - 12/92 VP & Comptroller
                                                                        12/86 - 12/88 VP
                                                                        1/83 - 12/86 Auditor
                                                                        Employed by The Suffolk County National Bank
                                                                        Since January 1983

Augustus C. Weaver                51       President, Island Computer   2/87 - 12/93 President Island Computer Corporation of New
                                                                        York, Inc.
                                                                        2/86 - 2/87 Director of Data Processing and Corporate
                                                                        Planning, Southland Frozen Food Corporation
                                                                        2/62 - 2/86 First VP & Director of Operations, Long Island
                                                                        Savings Bank


ITEM 11.  Executive Compensation

Pages 3 - 6 of Registrant's Proxy Statement for its Annual Meeting of Shareholders to be held on April 12, 1994 is incorporated herein by reference.

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management

Pages 2, 4, 5, and 6 of Registrant's Proxy Statement for its Annual Meeting of Shareholders to be held on April 12, 1994 is incorporated herein by reference. There were no beneficial owners of more than five percent of the Common Stock of the Registrant as of February 10, 1994.

ITEM 13.  Certain Relationships and Related Transactions

Pages 7 and 8 of Registrant's Proxy Statement for its Annual Meeting of Shareholders to be held on April 12, 1994 is incorporated herein by reference.

                                                         PART IV

ITEM 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

The following consolidated financial statements of the Registrant and Subsidiaries, and the accountant's report thereon, included on Page 18 through 32 inclusive, of Registrant's Annual Report to Shareholders for the fiscal year ended December 31, 1993.

   Financial Statements (Consolidated)

   Statements of Condition - December 31, 1993 and 1992
   Statements of Income - For the years ended December 31, 1993, 1992, and 1991 Statements of Changes in Stockholders' Equity - For the years ended
         December 31, 1993, 1992, and 1991
   Statements of Cash Flows - For the years ended December 31, 1993, 1992, and
         1991
   Notes to Consolidated Financial Statements

   EXHIBITS

   The following exhibits, which supplement this report, have been filed with the Securities and Exchange Commission. Suffolk Bancorp will furnish a copy of any or all of the following exhibits to any person so requesting in writing to Secretary, Suffolk Bancorp, 6 West Second Street, Riverhead, New York 11901.

   A. Certificate of Incorporation of Suffolk Bancorp (filed by incorporation by reference to Suffolk Bancorp's Form 10-K for the fiscal year ended December 31, 1985, filed March 18, 1986)

   B. Bylaws of Suffolk Bancorp (filed by incorporation by reference to Suffolk Bancorp's Form 10-K for the fiscal year ended December 31, 1985, filed March 18, 1986.)


   The following Exhibit is submitted herewith:

   C.  Notice of Annual Meeting and Proxy Statement.

   Reports on Form 8-K

   There were no reports filed on Form 8-K for the three month period ended December 31, 1993.


                                 EXHIBIT INDEX

Description                                        Exhibit                           Pages
- -----------                                        -------                           -----
Notice of Annual Meeting and Proxy
Statement                                             C                              1 - 8

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on it's behalf by the undersigned, thereunto duly authorized.

SUFFOLK BANCORP                                               February 28, 1994
- --------------------
  (Registrant)



By  /s/ Raymond A. Mazgulski
   -------------------------
     RAYMOND A. MAZGULSKI
     Chairman of the Board



By  /s/ Edward J. Merz
   -------------------
     EDWARD J. MERZ
     President
     Chief Executive Officer
     Director



By  /s/ Victor F. Bozuhoski, Jr.
   -----------------------------
     VICTOR F. BOZUHOSKI, JR.
     Executive Vice President,
     Chief Financial Officer & Treasurer




 /s/ Joseph A. Deerkoski                               /s/ Howard M. Finkelstein
- -------------------------                             --------------------------
JOSEPH A. DEERKOSKI                                   HOWARD M. FINKELSTEIN
Director                                              Director



 /s/ Edgar F. Goodale                                  /s/ J. Douglas Stark
- ----------------------                                ---------------------
EDGAR F. GOODALE                                      J. DOUGLAS STARK
Director                                              Director



 /s/ Hallock Luce III                                  /s/ Peter Van de Wetering
- ----------------------                                --------------------------
HALLOCK LUCE III                                      PETER VAN DE WETERING
Director                                              Director

                                EXHIBIT INDEX



EXHIBIT
NUMBER                            DESCRIPTION
- -------                           -----------

13               Annual Report to Shareholders