Form 10-Q
period 1994-03-31
SUFFOLK BANCORP
filed 1994-05-11
CIK 754673

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                   FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended March 31, 1994

Commission file number 0-13580

                                SUFFOLK BANCORP

             (exact name of registrant as specified in its charter)

         New York State                                    11-2708279
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                          Identification No.)


6 West Second Street, Riverhead, New York                     11901
(Address of Principal Executive Offices)                    (Zip Code)


                                 (516) 727-2700
              (Registrant's telephone number, including area code)

                                 NOT APPLICABLE
   (former name, former address and former fiscal year if changed since last report)


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes    X   . No ________.

    Indicate the number shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      3,396,909 SHARES OF COMMON STOCK OUTSTANDING AS OF MARCH 31, 1994

SUFFOLK BANCORP AND SUBSIDIARIES


Part I    Financial Information                                                                     page
          Consolidated Balance Sheets                                                                 1

          Consolidated Statements Of Income,
          For the Three Months Ended March 31, 1994 and 1993                                          2

          Statements Of Cash Flows, For the Three Months Ended March 31, 1994 and 1993                3

          Note To The Consolidated Financial Statements                                               4

          Management's Discussion And Analysis Of Financial Condition And
          Results Of Operation                                                                        4



Part II   Other Information  (Not Applicable)



          Signatures                                                                                  5

SUFFOLK BANCORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (in thousands except number of shares)

                                                                          March 1994             December 1993
                                                                         (unaudited)               (unaudited)
ASSETS
Cash and Due From Banks . . . . . . . . . . . . . . . . . . . . . . .     $  24,858                 $ 27,557
Federal Funds Sold & Securities Purchased
     Under Agreements To Resell . . . . . . . . . . . . . . . . . . .         8,200                    -

Investment Securities (Market Value: $154,645,000 at
     March 31, 1994 and $195,287,000 at December 31, 1993)
     United States Treasury Obligations; Available for Sale . . . . .        55,490                    -
     United States Treasury Obligations; Held for Investment  . . . .        57,117                  149,999
     Obligations of States and
      Political Subdivisions  . . . . . . . . . . . . . . . . . . . .        40,767                   42,025
     U.S. Govt. Agency Obligations  . . . . . . . . . . . . . . . . .           944                    1,176
     Corporate Bonds and Other Securities . . . . . . . . . . . . . .           440                      939
                                                                          ---------                 --------

      Total Investment Securities . . . . . . . . . . . . . . . . . .       154,758                  194,139

  Total Loans . . . . . . . . . . . . . . . . . . . . . . . . . . . .       455,684                  442,224
  Less: Unearned Income . . . . . . . . . . . . . . . . . . . . . . .        29,150                   30,562
         Allowance for Possible Loan Losses   . . . . . . . . . . . .         5,029                    4,922
                                                                          ---------                 --------

      Net Loans . . . . . . . . . . . . . . . . . . . . . . . . . . .       421,505                  406,740

Premises and Equipment  . . . . . . . . . . . . . . . . . . . . . . .         4,807                    4,727
Other Real Estate Owned . . . . . . . . . . . . . . . . . . . . . . .           649                      649
Accrued Interest Receivable . . . . . . . . . . . . . . . . . . . . .         2,795                    2,199
Branch Purchase Premium . . . . . . . . . . . . . . . . . . . . . . .           476                      510
Other Assets    . . . . . . . . . . . . . . . . . . . . . . . . . . .         5,664                    5,838
                                                                          ---------                 --------

       TOTAL ASSETS . . . . . . . . . . . . . . . . . . . . . . . . .     $ 623,712                 $642,359
                                                                          =========                 ========

LIABILITIES
Demand Deposits . . . . . . . . . . . . . . . . . . . . . . . . . . .     $  89,198                 $ 98,532
Savings, N.O.W. and Money Market Deposits . . . . . . . . . . . . . .       318,108                  319,557
Time Certificates of $100,000 or More . . . . . . . . . . . . . . . .        12,521                   12,868
Other Time Deposits . . . . . . . . . . . . . . . . . . . . . . . . .       135,163                  137,811
                                                                          ---------                 --------

     Total Deposits . . . . . . . . . . . . . . . . . . . . . . . . .       554,990                  568,768
Federal Funds Purchased & Securities Sold
     Under Agreements to Repurchase . . . . . . . . . . . . . . . . .           -                        -
Federal Reserve Bank Borrowings . . . . . . . . . . . . . . . . . . .           -                      6,500
Dividends Payable on Common Stock . . . . . . . . . . . . . . . . . .           577                      577
Accrued Interest Payable  . . . . . . . . . . . . . . . . . . . . . .           914                      968
Other Liabilities . . . . . . . . . . . . . . . . . . . . . . . . . .         2,592                    2,262
                                                                          ---------                 --------

       TOTAL LIABILITIES  . . . . . . . . . . . . . . . . . . . . . .     $ 559,073                 $579,075

STOCKHOLDERS' EQUITY
Common Stock (Par Value $5.00; 7,500,000 authorized;
   3,396,909 and 3,396,460 shares issued at March 31, 1994
   and December 31, 1993, respectively) . . . . . . . . . . . . . . .     $  16,985                 $ 16,982
Surplus         . . . . . . . . . . . . . . . . . . . . . . . . . . .        11,839                   11,832
Unrealized Gain on Investments Available for Sale . . . . . . . . . .            14                      -
Undivided Profits . . . . . . . . . . . . . . . . . . . . . . . . . .        35,801                   34,470
                                                                          ---------                 --------

     TOTAL STOCKHOLDERS' EQUITY . . . . . . . . . . . . . . . . . . .     $  64,639                 $ 63,284
     TOTAL LIABILITIES AND
     STOCKHOLDERS' EQUITY . . . . . . . . . . . . . . . . . . . . . .     $ 623,712                 $642,359
                                                                          =========                 ========

See accompanying note to consolidated financial statements.





                                      (1)

SUFFOLK BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (in thousands except per share amounts) For the Three Months ended March 31,

                                                                             1994                      1993
                                                                          (unaudited)               (unaudited)
INTEREST INCOME
Loans (including fee income)  . . . . . . . . . . . . . . . . . . . .   $     8,865               $    8,981
Federal Funds Sold & Securities Purchased
     Under Agreements to Resell . . . . . . . . . . . . . . . . . . .            42                      280
United States Treasury Obligations  . . . . . . . . . . . . . . . . .         1,330                    1,342
Obligations of States and
   Political Subdivisions . . . . . . . . . . . . . . . . . . . . . .           447                      615
U.S. Govt. Agency Obligations . . . . . . . . . . . . . . . . . . . .            13                       37
Corporate Bonds and Other Securities  . . . . . . . . . . . . . . . .            14                       18
                                                                        -----------               ----------

     Total Interest Income  . . . . . . . . . . . . . . . . . . . . .   $    10,711               $   11,273

INTEREST EXPENSE
Savings, N.O.W. and Money Market Deposits . . . . . . . . . . . . . .   $     1,899               $    1,997
Time Certificates of $100,000 or more . . . . . . . . . . . . . . . .            71                       99
Other Time Deposits . . . . . . . . . . . . . . . . . . . . . . . . .         1,380                    1,685
Federal Funds Purchased & Securities Sold
     Under Agreements to Repurchase . . . . . . . . . . . . . . . . .            99                      -
Interest on Other Borrowings  . . . . . . . . . . . . . . . . . . . .            16                      -
                                                                        -----------               ----------

     Total Interest Expense . . . . . . . . . . . . . . . . . . . . .   $     3,465               $    3,781

     Net Interest Income  . . . . . . . . . . . . . . . . . . . . . .   $     7,246               $    7,492

Provision For Possible Loan Losses  . . . . . . . . . . . . . . . . .           150                      345
                                                                        -----------               ----------

     Net Interest Income After Provision
       For Possible Loan Losses . . . . . . . . . . . . . . . . . . .   $     7,096               $    7,147

OTHER INCOME
Service Charges on Deposit Accounts . . . . . . . . . . . . . . . . .   $       543               $      540
Other Service Charges, Commissions & Fees . . . . . . . . . . . . . .           237                      201
Fiduciary Activities  . . . . . . . . . . . . . . . . . . . . . . . .           110                       90
Other Operating Income  . . . . . . . . . . . . . . . . . . . . . . .           121                      119
                                                                        -----------               ----------

     Total Other Income . . . . . . . . . . . . . . . . . . . . . . .   $     1,011               $      950

OTHER EXPENSE
Salaries and Employee Benefits  . . . . . . . . . . . . . . . . . . .   $     2,994               $    2,894
Net Occupancy Expense . . . . . . . . . . . . . . . . . . . . . . . .           415                      417
Equipment Expense . . . . . . . . . . . . . . . . . . . . . . . . . .           494                      472
Other Operating Expense . . . . . . . . . . . . . . . . . . . . . . .         1,407                    1,402
                                                                        -----------               ----------

     Total Other Expense  . . . . . . . . . . . . . . . . . . . . . .   $     5,310               $    5,185

Income Before Income Taxes  . . . . . . . . . . . . . . . . . . . . .   $     2,797               $    2,912
Provision For Income Taxes  . . . . . . . . . . . . . . . . . . . . .           890                    1,080
                                                                        -----------               ----------

Net Income Before Cumulative Effect of Accounting Change  . . . . . .   $     1,907               $    1,832
Cumulative Effect of Accounting Change  . . . . . . . . . . . . . . .           -                        624
                                                                        -----------               ----------

NET INCOME      . . . . . . . . . . . . . . . . . . . . . . . . . . .         1,907                    2,456
                                                                        ===========               ==========


Earnings per Share Before Effect of Accounting Change . . . . . . . .       $  0.56                  $  0.54
Cumulative Effect of Accounting Change  . . . . . . . . . . . . . . .           -                       0.18
                                                                            -------                  -------

Earnings per Share  . . . . . . . . . . . . . . . . . . . . . . . . .       $  0.56                  $  0.72

Average Shares  . . . . . . . . . . . . . . . . . . . . . . . . . . .     3,396,704                3,389,587


See accompanying note to consolidated financial statements.





                                      (2)

SUFFOLK BANCORP AND SUBSIDIARIES
STATEMENTS OF CASH FLOWS
(For the Three months Ended March 31,)

                                                                             1994                      1993
                                                                          (unaudited)               (unaudited)
NET INCOME      . . . . . . . . . . . . . . . . . . . . . . . . . . .   $   1,907,877             $   2,455,600
ADJUSTMENT TO RECONCILE NET INCOME TO NET CASH
  PROVIDED BY OPERATING ACTIVITIES:
     Provision for Loan Losses  . . . . . . . . . . . . . . . . . . .         150,000                   345,000
     Depreciation . . . . . . . . . . . . . . . . . . . . . . . . . .         290,435                   282,529
     Amortization of Excess of Cost
      Over Fair Market Value of Net Assets Acquired   . . . . . . . .          33,240                    33,240
     Accretion of Discounts . . . . . . . . . . . . . . . . . . . . .        (552,285)                 (314,399)
     Amortization of Premiums . . . . . . . . . . . . . . . . . . . .          25,197                    59,962
     Increase in Accrued Interest Receivable  . . . . . . . . . . . .        (596,455)                 (754,783)
     Decrease (Increase) in Other Assets  . . . . . . . . . . . . . .         174,314                  (899,281)
     Decrease in Accrued Interest Payable . . . . . . . . . . . . . .         (54,155)                 (102,651)
     Increase In Income Taxes Payable . . . . . . . . . . . . . . . .         290,000                   525,446
     Decrease in Other Liabilities  . . . . . . . . . . . . . . . . .          40,838                   445,943
     Increase in Dividends Payable on Common Stock  . . . . . . . . .              76                    33,978
                                                                        -------------             -------------

      NET CASH PROVIDED BY OPERATING ACTIVITIES   . . . . . . . . . .   $   1,709,082             $   2,110,584
                                                                        -------------             -------------


CASH FLOWS FROM INVESTING ACTIVITIES
     Principal Payments on Investments  . . . . . . . . . . . . . . .   $     231,866             $     494,784
     Maturities of Investments  . . . . . . . . . . . . . . . . . . .      40,319,205                50,151,300
     Purchases of Investments . . . . . . . . . . . . . . . . . . . .        (578,400)              (48,220,978)
     Loan Disbursements and Repayments, Net . . . . . . . . . . . . .     (14,965,043)               (3,579,791)
     Purchases of Premises and Equipment, Net . . . . . . . . . . . .        (369,604)                 (349,716)
                                                                        -------------             -------------

      NET CASH PROVIDED BY INVESTING ACTIVITIES   . . . . . . . . . .   $  24,638,024             $  (1,504,401)
                                                                        -------------             -------------


CASH FLOWS FROM FINANCING ACTIVITIES
     Net Increase (Decrease) in Deposit Accounts  . . . . . . . . . .   $ (13,778,414)            $ (12,220,524)
     Net Proceeds from Other Borrowings . . . . . . . . . . . . . . .      (6,500,000)                     -
     Common Stock Sold for Cash . . . . . . . . . . . . . . . . . . .           9,878                     6,935
     Dividends Paid to Shareholders . . . . . . . . . . . . . . . . .        (577,398)                 (542,285)
                                                                        -------------             -------------

      NET CASH USED BY FINANCING ACTIVITIES   . . . . . . . . . . . .   $ (20,845,934)            $ (12,755,874)
                                                                         ------------             -------------


      NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS  . . . . .       5,501,172               (12,149,691)

         CASH AND CASH EQUIVALENTS DECEMBER 31,   . . . . . . . . . .      27,556,696                50,896,464
                                                                        =============             =============



         CASH AND CASH EQUIVALENTS MARCH 31,  . . . . . . . . . . . .   $  33,057,868             $  38,746,773
                                                                        =============             =============




See accompanying note to consolidated financial statements.





                                      (3)

SUFFOLK BANCORP AND SUBSIDIARIES
NOTE TO THE CONSOLIDATED FINANCIAL STATEMENTS

GENERAL
    In the opinion of management, the accompanying unaudited consolidated interim financial statements of Suffolk Bancorp and its consolidated subsidiaries have been prepared to reflect all adjustments (consisting solely of normal recurring accruals) necessary for a fair presentation of the results of operations for the periods shown. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The results of operations for the periods shown are not necessarily indicative of results that may be expected for the entire year.
    The unaudited consolidated interim financial statements presented herein should be read in conjunction with the consolidated financial statements and notes thereto included in Suffolk Bancorp's 1993 Annual Report to Shareholders.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION for the Three Month Periods ended March 31, 1994 and 1993
NET INCOME
    Net income was $1,907,000 for the quarter, behind 22 percent from $2,456,000 posted during the same period last year. Earnings-per-share for the quarter were $0.56 versus $0.72. However, adjusted for a one-time change in accounting for income taxes, net income during the first quarter of 1993 was $1,832,000. Therefore, on an operating basis, net income was ahead by 4 percent.
    Net interest income remains the major part of the company's earnings. The net interest margin has narrowed slightly, however, increased competition for indirect automobile loans has moderated volume and lowered rates. Chargeoffs have decreased substantially, and while the provision for possible loan losses has been reduced, the allowance for possible loan losses now remains high by historic standards in reflection of management's cautious view of the regional economy, and a long-term downward trend in chargeoffs.

                                               LAST 12      MAR. 31       DEC. 31      SEPT. 30       JUN. 30
ASSET QUALITY                                   MONTHS         1994          1993          1993          1993
- - -------------------------------------------------------------------------------------------------------------
Net Charge-offs/Average Loans (annualized)      0.20%        0.04%         0.50%          0.06%         0.17%
Allowance for loan losses/non-accrual & 90+    91.92%       89.91%        93.26%         94.98%        89.51%
     Allowance for loan losses/total loans      1.25%        1.18%         1.21%          1.29%         1.30%

INTEREST INCOME
    Net interest income for year to date 1994 was $7,096,000, down from $7,147,000 during the same period of 1993, a decrease of 1 percent. While the net interest margin narrowed slightly, loan volume increased, as average net loans for the first quarter of 1994 totaled $411,577,000, compared to $369,732,000 for the same period of 1993.
INTEREST EXPENSE
    Interest expense for the year to date 1994 was $3,465,000, down from $3,781,000 for the same period of 1993. Average interest bearing deposits for the first quarter 1994 were $558,861,000, up from $552,010,000 for the comparable period in 1993. The decrease in interest expense is the result of interest rates which remain among the lowest in the past two decades.
OTHER INCOME
    Non-interest operating income increased to $1,011,000 for the three months ended March, 31, 1994 compared to $950,000 for the same period during 1993. Service charges on deposit accounts for the year to date 1994 totaled $543,000, up 1 percent, from $540,000 for the first three months of 1993. Included in other income are revenues of the Island Computer Corporation, which have remained constant for each period.
OTHER EXPENSE
    Other expenses for the year to date 1994 were $5,310,000, up 2 percent from $5,185,000 for the comparable period 1993. This increase is the result of increased payroll, regulatory expenses, and preparation for the pending merger with Hamptons Bancshares, Inc.
CAPITAL RESOURCES
    Shareholders' equity totaled $64,639,000 on March 31, 1994, an increase of $5,646,000 from $58,993,000 on March 31, 1993. The ratio of average equity to average assets was 10.0 percent at March 31, 1994 and 9.4 percent at March 31, 1993.





                                      (4)

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            SUFFOLK BANCORP



Date:   May 10, 1994                        /s/ Edward J. Merz
                                            ---------------------------
                                            Edward J. Merz
                                            President & Chief Executive
                                            Officer




Date:   May 10, 1994                        /s/ Victor F. Bozuhoski, Jr.
                                            -----------------------------------
                                            Victor F. Bozuhoski, Jr.
                                            Executive Vice President,
                                            Treasurer & Chief Financial Officer




                                      (5)