Form 10-Q
period 1994-06-30
SUFFOLK BANCORP
filed 1994-08-15
CIK 754673

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                   FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended June 30, 1994

Commission file number 0-13580
                       -------

                                SUFFOLK BANCORP
- - -------------------------------------------------------------------------------
             (exact name of registrant as specified in its charter)

         New York State                                      11-2708279
- - -------------------------------------------------------------------------------
(State or other jurisdiction                               (I.R.S. Employer
of incorporation or organization)                          Identification No.)

6 West Second Street, Riverhead, New York                        11901
- - -------------------------------------------------------------------------------
(Address of Principal Executive Offices)                       (Zip Code)


                                 (516) 727-2700
- - -------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

                                 NOT APPLICABLE
- - -------------------------------------------------------------------------------
              (former name, former address and former fiscal year
                         if changed since last report)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes    X   . No         .
                                                -----      --------

         Indicate the number shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            3,799,018 SHARES OF COMMON STOCK OUTSTANDING AS OF JUNE 30, 1994

SUFFOLK BANCORP AND SUBSIDIARIES


                                                                                                               PAGE
Part I   Financial Information


         Consolidated Balance Sheets                                                                            1

         Consolidated Statements Of Income,
         For the Three Months Ended June 30, 1994 and 1993                                                      2

         Consolidated Statements Of Income,
         For the Six Months Ended June 30, 1994 and 1993                                                        3


         Statements Of Cash Flows, For the Six Months Ended June 30, 1994 and 1993                              4

         Note To The Consolidated Financial Statements                                                          5

         Management's Discussion And Analysis Of Financial Condition And
         Results Of Operation                                                                                   5

Part II  Other Information  (Not Applicable)


         Signatures                                                                                             6


SUFFOLK BANCORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (in thousands except number of shares)

                                                                        June 30, 1994             December 31, 1993
                                                                          (unaudited)                    (unaudited)
ASSETS
Cash and Due From Banks . . . . . . . . . . . . . . . . . . . .         $      36,689                  $      27,557
Federal Funds Sold & Securities Purchased
    Under Agreements To Resell  . . . . . . . . . . . . . . . .                38,000                              -

Investment Securities:(Fair Value: $178,617,000 at
    June 30, 1994 and $195,287,000 at December 31, 1993)
    United States Treasury Obligations; Available for Sale  . .                72,792                              -
    Held for Investment:
    United States Treasury Obligations  . . . . . . . . . . . .                53,111                        149,999
    Obligations of States and Political Subdivisions  . . . . .                20,057                         42,025
    U.S. Govt. Agency Mortgage Backed Obligations   . . . . . .                18,543                          1,176
    U.S. Govt. Agency Debt Obligations  . . . . . . . . . . . .                15,280                              -
    Corporate Bonds and Other Securities  . . . . . . . . . . .                   638                            939
                                                                            ---------                      ---------
      Total Investment Securities . . . . . . . . . . . . . . .               180,421                        194,139

  Total Loans . . . . . . . . . . . . . . . . . . . . . . . . .               553,246                        442,224
  Less: Unearned Income . . . . . . . . . . . . . . . . . . . .                29,658                         30,562
            Allowance for Possible Loan Losses  . . . . . . . .                 6,743                          4,922
                                                                            ---------                      ---------
     Net Loans  . . . . . . . . . . . . . . . . . . . . . . . .               516,845                        406,740

Premises and Equipment  . . . . . . . . . . . . . . . . . . . .                12,535                          4,727
Other Real Estate Owned . . . . . . . . . . . . . . . . . . . .                 2,282                            649
Insubstance Foreclosures  . . . . . . . . . . . . . . . . . . .                 1,396                              -
Accrued Interest Receivable . . . . . . . . . . . . . . . . . .                 3,149                          2,199
Excess Cost Over Fair Value of Assets Acquired  . . . . . . . .                 3,969                            510
Other Assets  . . . . . . . . . . . . . . . . . . . . . . . . .                 5,670                          5,838
                                                                            ---------                      ---------
      TOTAL ASSETS                                                      $     800,956                  $     642,359
                                                                        =============                  =============

LIABILITIES
Demand Deposits . . . . . . . . . . . . . . . . . . . . . . . .         $     147,201                  $      98,532
Savings, N.O.W. and Money Market Deposits . . . . . . . . . . .               372,401                        319,557
Time Certificates of $100,000 or More . . . . . . . . . . . . .                15,185                         12,868
Other Time Deposits . . . . . . . . . . . . . . . . . . . . . .               186,071                        137,811
                                                                            ---------                      ---------
    Total Deposits                                                            720,858                        568,768

Federal Funds Purchased & Securities Sold
    Under Agreements to Repurchase  . . . . . . . . . . . . . .                     -                              -
Federal Reserve Bank Borrowings . . . . . . . . . . . . . . . .                     -                          6,500
Mortgages Payable . . . . . . . . . . . . . . . . . . . . . . .                 2,017                              -
Dividends Payable on Common Stock . . . . . . . . . . . . . . .                   646                            577
Accrued Interest Payable  . . . . . . . . . . . . . . . . . . .                   383                            968
Other Liabilities . . . . . . . . . . . . . . . . . . . . . . .                 3,091                          2,262
                                                                            ---------                      ---------
      TOTAL LIABILITIES                                                 $     726,995                  $     579,075

STOCKHOLDERS' EQUITY
Common Stock (Par Value $5.00; 7,500,000 authorized;
   3,799,018 and 3,396,460 shares issued at June 30, 1994
   and December 31, 1993, respectively) . . . . . . . . . . . .         $      18,995                  $      16,982
Surplus . . . . . . . . . . . . . . . . . . . . . . . . . . . .                18,360                         11,832
Unrealized Gain on Investments Available for Sale . . . . . . .                  -158                              -
Undivided Profits . . . . . . . . . . . . . . . . . . . . . . .                36,764                         34,470
                                                                            ---------                      ---------
    TOTAL STOCKHOLDERS' EQUITY                                          $      73,961                  $      63,284
    TOTAL LIABILITIES AND
    STOCKHOLDERS' EQUITY                                                $     800,956                  $     642,359
                                                                        =============                  =============

See accompanying note to consolidated financial statements.
                                      (1)

SUFFOLK BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (in thousands except per share amounts) (For the Three Months ended June 30,)

                                                                             1994                          1993
                                                                          (unaudited)                    (unaudited)
INTEREST INCOME
Loans (including fee income)  . . . . . . . . . . . . . . . .             $   10,564                     $     8,894
Federal Funds Sold & Securities Purchased
    Under Agreements to Resell  . . . . . . . . . . . . . . .                     217                            193
United States Treasury Securities . . . . . . . . . . . . . .                   1,159                          1,319
Obligations of States and
   Political Subdivisions . . . . . . . . . . . . . . . . . .                     418                            571
U.S. Govt. Agency Obligations . . . . . . . . . . . . . . . .                     512                             26
Corporate Bonds and Other Securities  . . . . . . . . . . . .                      10                             18
                                                                             --------                       --------
    Total Interest Income                                                 $    12,880                    $    11,021

INTEREST EXPENSE
Savings, N.O.W. and Money Market Deposits . . . . . . . . . .             $     2,320                    $     1,933
Time Certificates of $100,000 or more . . . . . . . . . . . .                      95                             84
Other Time Deposits . . . . . . . . . . . . . . . . . . . . .                   1,454                          1,601
Interest on Other Borrowings  . . . . . . . . . . . . . . . .                      14                              -
Interest on Other Mortgages . . . . . . . . . . . . . . . . .                      37                              -
                                                                             --------                       --------
    Total Interest Expense                                                $     3,920                    $     3,618
                                                                             --------                       --------

    Net Interest Income                                                   $     8,960                    $     7,403

Provision For Possible Loan Losses  . . . . . . . . . . . . .                     330                            253
                                                                             --------                       --------
    Net Interest Income After Provision
      For Possible Loan Losses  . . . . . . . . . . . . . . .             $     8,630                    $     7,150

OTHER INCOME
Service Charges on Deposit Accounts . . . . . . . . . . . . .             $       827                    $       591
Other Service Charges, Commissions & Fees . . . . . . . . . .                     328                            219
Fiduciary Activities  . . . . . . . . . . . . . . . . . . . .                     115                             95
Other Operating Income  . . . . . . . . . . . . . . . . . . .                     158                            117
                                                                             --------                       --------
    Total Other Income                                                    $     1,428                    $     1,022

OTHER EXPENSE
Salaries and Employee Benefits  . . . . . . . . . . . . . . .             $     3,743                    $     2,830
Net Occupancy Expense . . . . . . . . . . . . . . . . . . . .                     589                            404
Equipment Expense . . . . . . . . . . . . . . . . . . . . . .                     704                            500
Other Operating Expense . . . . . . . . . . . . . . . . . . .                   2,302                          1,541
                                                                             --------                       --------
    Total Other Expense                                                   $     7,338                    $     5,275
                                                                             --------                       --------

Income Before Income Taxes  . . . . . . . . . . . . . . . . .             $     2,720                    $     2,897
Provision For Income Taxes  . . . . . . . . . . . . . . . . .                   1,110                            990
                                                                             --------                       --------
Net Income Before Cumulative Effect of Accounting Change                  $     1,610                    $     1,907
Cumulative Effect of Accounting Change  . . . . . . . . . . .                       -                              -
                                                                             --------                       --------
NET INCOME                                                                     $1,610                    $     1,907
                                                                             ========                       ========

Earnings Per Share Before Effect of Accounting Change                     $      0.42                    $      0.56
                                                                             --------                       --------
Earnings Per Share                                                        $      0.42                    $      0.56
                                                                             ========                       ========

Average Shares  . . . . . . . . . . . . . . . . . . . . . . .               3,741,574                      3,390,139

See accompanying note to consolidated financial statements.

                                      (2)

SUFFOLK BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (in thousands except per share amounts) For the Six Months ended June 30,

                                                                             1994                          1993
                                                                          (unaudited)                    (unaudited)
INTEREST INCOME
Loans (including fee income)  . . . . . . . . . . . . . . . .           $      19,429                  $      17,875
Federal Funds Sold & Securities Purchased
    Under Agreements to Resell  . . . . . . . . . . . . . . .                     259                            473
United States Treasury Obligations  . . . . . . . . . . . . .                   2,489                          2,661
Obligations of States and
   Political Subdivisions . . . . . . . . . . . . . . . . . .                     865                          1,186
U.S. Govt. Agency Obligations . . . . . . . . . . . . . . . .                     525                             63
Corporate Bonds and Other Securities  . . . . . . . . . . . .                      24                             36
                                                                             --------                       --------
    Total Interest Income                                               $      23,591                  $      22,294

INTEREST EXPENSE
Savings, N.O.W. and Money Market Deposits . . . . . . . . . .           $       4,219                  $       3,930
Time Certificates of $100,000 or more . . . . . . . . . . . .                     166                            183
Other Time Deposits . . . . . . . . . . . . . . . . . . . . .                   2,834                          3,286
Federal Funds Purchased & Securities Sold
    Under Agreements to Repurchase  . . . . . . . . . . . . .                     122                              -
Interest on Other Borrowings  . . . . . . . . . . . . . . . .                       7                              -
Interest on Mortgages . . . . . . . . . . . . . . . . . . . .                      37                              -
                                                                             --------                       --------
    Total Interest Expense                                              $       7,385                  $       7,399
                                                                             --------                       --------

    Net Interest Income                                                 $      16,206                  $      14,895

Provision For Possible Loan Losses  . . . . . . . . . . . . .                     480                            598
                                                                             --------                       --------
    Net Interest Income After Provision
      For Possible Loan Losses  . . . . . . . . . . . . . . .           $      15,726                  $      14,297

OTHER INCOME
Service Charges on Deposit Accounts . . . . . . . . . . . . .           $       1,370                  $       1,131
Other Service Charges, Commissions & Fees . . . . . . . . . .                     565                            420
Fiduciary Activities  . . . . . . . . . . . . . . . . . . . .                     225                            185
Other Operating Income  . . . . . . . . . . . . . . . . . . .                     279                            236
                                                                             --------                       --------
    Total Other Income                                                  $       2,439                  $       1,972

OTHER EXPENSE
Salaries and Employee Benefits  . . . . . . . . . . . . . . .           $       6,737                  $       5,724
Net Occupancy Expense . . . . . . . . . . . . . . . . . . . .                   1,004                            821
Equipment Expense . . . . . . . . . . . . . . . . . . . . . .                   1,198                            972
Other Operating Expense . . . . . . . . . . . . . . . . . . .                   3,709                          2,943
                                                                             --------                       --------
    Total Other Expense                                                 $      12,648                  $      10,460
                                                                             --------                       --------

Income Before Income Taxes  . . . . . . . . . . . . . . . . .           $       5,517                  $       5,809
Provision For Income Taxes  . . . . . . . . . . . . . . . . .                   2,000                          2,070
                                                                             --------                       --------
Net Income Before Cumulative Effect of Accounting Change                $       3,517                  $       3,739
Cumulative Effect of Accounting Change                                              -                            624
                                                                             --------                       --------
NET INCOME                                                                      3,517                          4,363
                                                                             ========                       ========

Earnings per Share Before Effect of Accounting Change                         $  0.98                        $  1.10
Cumulative Effect of Accounting Change                                              -                           0.18
                                                                             --------                       --------
Earnings per Share                                                            $  0.98                        $  1.29
                                                                             ========                       ========

Average Shares                                                              3,583,414                      3,389,864

See accompanying note to consolidated financial statements.

                                      (3)

SUFFOLK BANCORP AND SUBSIDIARIES
STATEMENTS OF CASH FLOWS (in Thousands)
(For the Six months Ended June 30,)

                                                                             1994                            1993
                                                                          (unaudited)                    (unaudited)
NET INCOME  . . . . . . . . . . . . . . . . . . . . . . . . .       $           3,516              $           4,363
ADJUSTMENT TO RECONCILE NET INCOME TO NET CASH
  PROVIDED BY OPERATING ACTIVITIES:
    Provision for Loan Losses . . . . . . . . . . . . . . . .                     480                            598
    Depreciation  . . . . . . . . . . . . . . . . . . . . . .                     679                            524
    Amortization of Excess of Cost
      Over Fair Value of Net Assets Acquired  . . . . . . . .                     156                             66
    Accretion of Discounts  . . . . . . . . . . . . . . . . .                    (972)                          (729)
    Amortization of Premiums  . . . . . . . . . . . . . . . .                      54                            113
    Increase in Accrued Interest Receivable . . . . . . . . .                    (949)                           336
    Increase in Other Assets  . . . . . . . . . . . . . . . .                  (2,862)                        (3,560)
    Increase in Dividends Payable on Common Stock . . . . . .                      68                             34
    Decrease in Accrued Interest Payable  . . . . . . . . . .                    (585)                          (214)
    Increase In Income Taxes Payable  . . . . . . . . . . . .                    (342)                          (535)
    Decrease in Other Liabilities . . . . . . . . . . . . . .                   1,172                            492
    Other, net  . . . . . . . . . . . . . . . . . . . . . . .                     340                              -
                                                                         ------------                   ------------
      NET CASH PROVIDED BY OPERATING ACTIVITIES . . . . . . .       $             755              $           1,488
                                                                         ------------                   ------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Principal Payments on Investments . . . . . . . . . . . .       $             545              $             943
    Maturities of Investments . . . . . . . . . . . . . . . .                  89,761                        100,607
    Purchases of Investments  . . . . . . . . . . . . . . . .                 (41,406)                       (86,978)
    Investments Acquired from Hampton Bancshares  . . . . . .                 (34,929)                             -
    Loan Disbursements and Repayments, Net  . . . . . . . . .                 (24,127)                       (10,464)
    Net Loans Acquired from Hampton Bancshares  . . . . . . .                 (86,422)                             -
    Purchases of Premises and Equipment, Net  . . . . . . . .                    (242)                          (570)
    Premises & Equipment Acquired from Hampton Bancshares . .                  (8,244)                             -
    Acquisition of Hampton Bancshares, Net  . . . . . . . . .                   4,980                              -
                                                                         ------------                   ------------
      NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES              $        (100,084)             $           3,538
                                                                         ------------                   ------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Net Increase in Deposit Accounts  . . . . . . . . . . . .       $           9,862              $           9,837
    Net Deposits Acquired from Hampton Bancshares . . . . . .                 142,227                              -
    Net Proceeds from Other Borrowings  . . . . . . . . . . .                  (4,483)                             -
    Common Stock Sold for Cash  . . . . . . . . . . . . . . .                      10                             24
    Dividends Paid to Shareholders  . . . . . . . . . . . . .                  (1,155)                        (1,119)
                                                                         ------------                   ------------
      NET CASH PROVIDED BY FINANCING ACTIVITIES . . . . . . .       $         146,461              $           8,742
                                                                         ------------                   ------------

      NET INCREASE IN CASH
        AND CASH EQUIVALENTS  . . . . . . . . . . . . . . . .                  47,132                         13,768

        CASH AND CASH EQUIVALENTS DECEMBER 31,  . . . . . . .                  27,557                         50,896
                                                                         ============                   ============

        CASH AND CASH EQUIVALENTS JUNE 30,  . . . . . . . . .       $          74,689              $          64,664
                                                                         ============                   ============

See accompanying note to consolidated financial statements.

                                      (4)

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION for the Three and Six Month Periods ended June 30, 1994 and 1993

NET INCOME

         Net income was $1,610,000 for the quarter, behind 15.6 percent from $1,907,000 posted during the same period last year. Earnings-per- share for the quarter were $0.42 versus $0.56. Operating results for the six months ended June 30, 1994 include approximately $415,000 ($245,000 after-tax) in additional expenses associated with the acquisition of Hamptons Bancshares, Inc.

         Net interest income remains the major part of the company's earnings. Increased competition for indirect automobile loans has moderated volume and lowered rates. Charge-offs have decreased substantially, and while the provision for possible loan losses has been reduced, the allowance for possible loan losses now remains high by historic standards in reflection of management's cautious view of the regional economy, and a long-term downward trend in charge-offs.

                                                  LAST 12        JUNE 30        MAR. 31        DEC. 31      SEPT. 30
ASSET QUALITY                                      MONTHS           1994           1994           1993          1993
- - --------------------------------------------------------------------------------------------------------------------
Net Charge-offs/Average Loans (annualized)          0.25%          0.33%          0.04%          0.50%         0.06%
Allowance for loan losses/non-accrual & 90+        83.97%         57.73%         89.91%         93.26%        94.98%
    Allowance for loan losses/total loans           1.24%          1.29%          1.18%          1.21%         1.29%

         The provision for possible loan losses decreased by $213,000 for the quarter, and $408,000 for the six months ended June 30, 1994, exclusive of the additional provision of $290,000 as result of the acquisition of Hamptons Bancshares. During the years of the recent recession, management determined that the allowance should be increased in reflection of its concerns about the economy. As the economy has improved, and net charge-offs have dropped, the provision has been reduced.

INTEREST INCOME

         Net interest income was $8,960,000 for the second quarter 1994, ahead
21.0 percent from the $7,403,000 posted for the same quarter in 1993. Net interest income for year to date 1994 was $16,206,000, up from $14,895,000 during the same period of 1993, an increase of 8.8 percent. Net interest margin decreased slightly as loan volume increased, as average net loans for the second quarter of 1994 totaled $503,169,000, compared to $376,226,000 for the same period of 1993. A major factor contributing to the increase was the acquisition of Hampton Bancshares.

INTEREST EXPENSE

         Interest expense for the year to date 1994 was $7,385,000, up from $7,399,000 for the same period of 1993. Average interest bearing deposits for the second quarter 1994 were $692,729,000, up from $549,405,000 for the comparable period in 1993. The increase in interest expense is the result of higher deposit balances, a result of the merger with Hamptons Bancshares.

OTHER INCOME

         Non-interest operating income increased to $2,439,000 for the six months ended June, 30, 1994 compared to $1,972,000 for the same period during 1993. Service charges on deposit accounts for the year to date 1994 totaled $1,370,000, up from $1,131,000 for the first six months of 1993. Included in other income are revenues of the Island Computer Corporation, which have remained constant for each period.

                                      (5)

OTHER EXPENSE

         Other expenses for the year-to-date 1994 were $12,648,000, up 21 percent from $10,460,000 for the comparable period 1993. This increase is the result of increased payroll and occupancy and regulatory expenses primarily as the result of the merger with Hamptons Bancshares, Inc.

CAPITAL RESOURCES

         Shareholders' equity totaled $73,961,000 on June 30, 1994, an increase of $13,620,000 from $60,341,000 on June 30, 1993. The ratio of equity to assets was 9.2 percent at June 30, 1994 and 9.8 percent at June 30, 1993.

         On April 11, 1994, Suffolk Bancorp (SUBK or "Suffolk") completed the acquisition of Hamptons Bancshares (HBSI or "Hamptons"). The acquisition of Hamptons was accounted for as a purchase, with shareholders receiving cash or stock in Suffolk in an amount of $14.50 per share for each share of Hamptons stock as well as a payment of $.14 per share as additional consideration for sales of foreclosed real estate which exceeded Suffolk's estimated value of such properties. The aggregate purchase price was $12.2 million resulting in $3,619,000 in excess cost over fair value of net assets acquired which is being amortized over ten years. After the acquisition, all properties of Hamptons were merged into and operated under the name of The Suffolk County National Bank, the banking subsidiary of Suffolk.

         The following is an unaudited pro forma summary of the consolidated results of operations for the six months ended June 30, 1993 and 1994, assuming the aforementioned acquisition had occurred on January 1, 1993. This summary includes amortization of the excess cost of assets over fair value, and all purchase accounting adjustmsnets, beginning January 1, 1993. The pro forma results are not necessarily indicative of the results which would have actually been attained if the acquisition had been consummated in the past or what may be attained in the future.

(in thousands of dollars except per share)          SIX MONTHS ENDED                   SIX MONTHS ENDED
                                                        JUNE 30 1994                      JUNE 30, 1993
- - -------------------------------------------------------------------------------------------------------
                    Net Interest Income                      $18,442                           $19,318
                             Net Income                        3,323                             4,465
                   Net Income Per Share                         0.87                              1.18



                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                  SUFFOLK BANCORP




Date:   August 15, 1994                     /s/ Edward J. Merz
                                            ----------------------------
                                            Edward J. Merz
                                            President & Chief Executive
                                            Officer




Date:   August 15, 1994                     /s/ Victor F. Bozuhoski, Jr.
                                            ----------------------------
                                            Victor F. Bozuhoski, Jr.
                                            Executive Vice President,
                                            Treasurer & Chief Financial Officer


                                      (6)