Form 10-Q
period 1994-09-30
SUFFOLK BANCORP
filed 1994-11-14
CIK 754673

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                   FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended September 30, 1994

Commission file number 0-13580

                                SUFFOLK BANCORP
- --------------------------------------------------------------------------------
             (exact name of registrant as specified in its charter)

    New York State                                                11-2708279
- --------------------------------------------------------------------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)

6 West Second Street, Riverhead, New York                           11901
- --------------------------------------------------------------------------------
(Address of Principal Executive Offices)                         (Zip Code)


                                 (516) 727-2700
- --------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                 NOT APPLICABLE
- --------------------------------------------------------------------------------
     (former name, former address and former fiscal year if changed since last report)


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes    X .    No    .
                                                 ---        ---

    Indicate the number shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    3,799,419 SHARES OF COMMON STOCK OUTSTANDING AS OF SEPTEMBER 30, 1994

SUFFOLK BANCORP AND SUBSIDIARIES


Part I   Financial Information                                                                               page
    Consolidated Statements of Condition                                                                       1

    Consolidated Statements Of Income,
    For the Three Months Ended September 30, 1994 and 1993                                                     2

    Consolidated Statements Of Income,
    For the Nine Months Ended September 30, 1994 and 1993                                                      3


    Statements Of Cash Flows, For the Nine Months Ended September 30, 1994 and 1993                            4

    Notes To The Consolidated Financial Statements                                                             5

    Management's Discussion And Analysis Of Financial Condition And
    Results Of Operation                                                                                       5

Part II   Other Information  (Not Applicable)

    Signatures                                                                                                 7

SUFFOLK BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CONDITION (in thousands except number of shares)

                                                                      September 30, 1994          December 31, 1993
                                                                             (unaudited)                (unaudited)
ASSETS
Cash and Due From Banks . . . . . . . . . . . . . . . . . .                $     38,671                $  27,557
Federal Funds Sold & Securities Purchased
    Under Agreements To Resell  . . . . . . . . . . . . . .                      10,000                        -

Investment Securities:
    United States Treasury Obligations; Available for Sale,
      at Fair Value . . . . . . . . . . . . . . . . . . . .                      72,937                        -
    Held to Maturity:
    United States Treasury Obligations  . . . . . . . . . .                      53,101                  149,999
    Obligations of States and Political Subdivisions  . . .                      37,449                   42,025
    U.S. Govt. Agency Mortgage Backed Obligations . . . . .                      17,140                    1,176
    U.S. Govt. Agency Debt Obligations  . . . . . . . . . .                      15,267
    Corporate Bonds and Other Securities  . . . . . . . . .                         702                    1,191
                                                                           ------------                ---------
      Total Investment Securities . . . . . . . . . . . . .                     196,596                  194,391

Total Loans . . . . . . . . . . . . . . . . . . . . . . . .                     553,801                  442,224
Less: Unearned Income . . . . . . . . . . . . . . . . . . .                      32,861                   30,562
      Allowance for Possible Loan Losses  . . . . . . . . .                       6,182                    4,922
                                                                           ------------                ---------
     Net Loans  . . . . . . . . . . . . . . . . . . . . . .                     514,758                  406,740

Premises and Equipment  . . . . . . . . . . . . . . . . . .                      12,806                    4,727
Other Real Estate Owned . . . . . . . . . . . . . . . . . .                       3,469                      649
Accrued Interest Receivable . . . . . . . . . . . . . . . .                       3,278                    2,199
Excess Cost Over Fair Value of Assets Acquired  . . . . . .                       3,849                      510
Other Assets  . . . . . . . . . . . . . . . . . . . . . . .                       8,210                    5,586
                                                                           ------------                ---------
      TOTAL ASSETS                                                         $    791,637                $ 642,359
                                                                           ============                =========

LIABILITIES
Demand Deposits . . . . . . . . . . . . . . . . . . . . . .                $    152,746                $  98,532
Savings, N.O.W. and Money Market Deposits . . . . . . . . .                     400,881                  319,557
Time Certificates of $100,000 or More . . . . . . . . . . .                      16,101                   12,868
Other Time Deposits . . . . . . . . . . . . . . . . . . . .                     139,888                  137,811
                                                                           ------------                ---------
    Total Deposits                                                              709,616                  568,768

Federal Reserve Bank Borrowings . . . . . . . . . . . . . .                           -                    6,500
Mortgages Payable . . . . . . . . . . . . . . . . . . . . .                       1,967                        -
Dividends Payable on Common Stock . . . . . . . . . . . . .                         684                      577
Accrued Interest Payable  . . . . . . . . . . . . . . . . .                       1,072                      968
Other Liabilities . . . . . . . . . . . . . . . . . . . . .                       2,377                    2,262
                                                                           ------------                ---------
      TOTAL LIABILITIES                                                    $    715,716                $ 579,075

STOCKHOLDERS' EQUITY
Common Stock (Par Value $5.00; 7,500,000 authorized;
   3,799,419 and 3,396,460 shares issued at
   September 30, 1994
   and December 31, 1993, respectively) . . . . . . . . . .                $     18,998                $  16,982
Surplus . . . . . . . . . . . . . . . . . . . . . . . . . .                      18,374                   11,832
Unrealized Loss on Investments Available for Sale,
 Net of Tax . . . . . . . . . . . . . . . . . . . . . . . .                        (160)                       -
Undivided Profits . . . . . . . . . . . . . . . . . . . . .                      38,709                   34,470
                                                                           ------------                ---------
    TOTAL STOCKHOLDERS' EQUITY  . . . . . . . . . . . . . .                $     75,921                $  63,284
                                                                           ------------                ---------
    TOTAL LIABILITIES AND
    STOCKHOLDERS' EQUITY                                                   $    791,637                $ 642,359
                                                                           ============                =========

See accompanying notes to consolidated financial statements.



                                      (1)

SUFFOLK BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (in thousands except per share amounts) (For the Three Months ended September 30,)


                                                                          1994                           1993
                                                                       (unaudited)                   (unaudited)
INTEREST INCOME
Loans (including fee income)  . . . . . . . . . . . . . . .           $    11,372                   $     8,927
Federal Funds Sold & Securities Purchased
    Under Agreements to Resell  . . . . . . . . . . . . . .                   308                           221
United States Treasury Securities . . . . . . . . . . . . .                 1,412                         1,301
Obligations of States and
   Political Subdivisions . . . . . . . . . . . . . . . . .                   376                           395
U.S. Govt. Agency Obligations . . . . . . . . . . . . . . .                   523                            21
Corporate Bonds and Other Securities  . . . . . . . . . . .                     8                            17
                                                                      -----------                   -----------
    Total Interest Income                                                  13,999                        10,882

INTEREST EXPENSE
Savings, N.O.W. and Money Market Deposits . . . . . . . . .                 2,444                         1,937
Time Certificates of $100,000 or more . . . . . . . . . . .                   106                            79
Other Time Deposits . . . . . . . . . . . . . . . . . . . .                 1,496                         1,542
Federal Funds Purchased . . . . . . . . . . . . . . . . . .                     2                             1
Interest on Other Mortgages . . . . . . . . . . . . . . . .                    39                             -
                                                                      -----------                   -----------
    Total Interest Expense                                                  4,087                         3,559
                                                                      -----------                   -----------

    Net Interest Income                                                     9,912                         7,323
Provision For Possible Loan Losses  . . . . . . . . . . . .                   130                           150
                                                                      -----------                   -----------
    Net Interest Income After Provision
      For Possible Loan Losses  . . . . . . . . . . . . . .                 9,782                         7,173

OTHER INCOME
Service Charges on Deposit Accounts . . . . . . . . . . . .                   780                           562
Other Service Charges, Commissions & Fees . . . . . . . . .                   451                           359
Fiduciary Activities  . . . . . . . . . . . . . . . . . . .                   105                           100
Other Operating Income  . . . . . . . . . . . . . . . . . .                   182                           469
                                                                      -----------                   -----------
    Total Other Income                                                      1,518                         1,490

OTHER EXPENSE
Salaries and Employee Benefits  . . . . . . . . . . . . . .                 3,810                         2,933
Net Occupancy Expense . . . . . . . . . . . . . . . . . . .                   657                           425
Equipment Expense . . . . . . . . . . . . . . . . . . . . .                   758                           526
Other Operating Expense . . . . . . . . . . . . . . . . . .                 2,296                         1,551
                                                                      -----------                   -----------
    Total Other Expense                                                     7,521                         5,435
                                                                      -----------                   -----------
Income Before Income Taxes  . . . . . . . . . . . . . . . .                 3,779                         3,228
Provision For Income Taxes  . . . . . . . . . . . . . . . .                 1,155                         1,155
                                                                      -----------                   -----------
NET INCOME                                                            $     2,624                   $     2,073
                                                                      ===========                   ===========


Earnings Per Share                                                    $      0.69                   $      0.61
                                                                      ===========                   ===========

Average Shares  . . . . . . . . . . . . . . . . . . . . . .             3,799,088                     3,390,628



See accompanying notes to consolidated financial statements.

                                      (2)

SUFFOLK BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (in thousands except per share amounts) (For the Nine Months ended September 30,)

                                                                         1994                           1993
                                                                      (unaudited)                   (unaudited)
INTEREST INCOME
Loans (including fee income)  . . . . . . . . . . . . . . .          $     30,801                  $     26,802
Federal Funds Sold & Securities Purchased
    Under Agreements to Resell  . . . . . . . . . . . . . .                   567                           694
United States Treasury Obligations  . . . . . . . . . . . .                 3,901                         3,962
Obligations of States and
   Political Subdivisions . . . . . . . . . . . . . . . . .                 1,241                         1,581
U.S. Govt. Agency Obligations . . . . . . . . . . . . . . .                 1,048                            84
Corporate Bonds and Other Securities  . . . . . . . . . . .                    32                            53
                                                                     ------------                  ------------
    Total Interest Income                                                  37,590                        33,176

INTEREST EXPENSE
Savings, N.O.W. and Money Market Deposits . . . . . . . . .                 6,663                         5,867
Time Certificates of $100,000 or more . . . . . . . . . . .                   272                           262
Other Time Deposits . . . . . . . . . . . . . . . . . . . .                 4,330                         4,828
Federal Funds Purchased & Securities Sold
    Under Agreements to Repurchase  . . . . . . . . . . . .                   124                             1
Interest on Other Borrowings  . . . . . . . . . . . . . . .                     7                             -
Interest on Mortgages . . . . . . . . . . . . . . . . . . .                    76                             -
                                                                     ------------                  ------------
    Total Interest Expense                                                 11,472                        10,958
                                                                     ------------                  ------------

    Net Interest Income                                                    26,118                        22,218
Provision For Possible Loan Losses  . . . . . . . . . . . .                   610                           748
                                                                     ------------                  ------------
    Net Interest Income After Provision
      For Possible Loan Losses  . . . . . . . . . . . . . .                25,508                        21,470
OTHER INCOME
Service Charges on Deposit Accounts . . . . . . . . . . . .                 2,150                         1,693
Other Service Charges, Commissions & Fees . . . . . . . . .                 1,016                           779
Fiduciary Activities  . . . . . . . . . . . . . . . . . . .                   330                           285
Other Operating Income  . . . . . . . . . . . . . . . . . .                   461                           705
                                                                     ------------                  ------------
    Total Other Income                                                      3,957                         3,462
OTHER EXPENSE
Salaries and Employee Benefits  . . . . . . . . . . . . . .                10,547                         8,657
Net Occupancy Expense . . . . . . . . . . . . . . . . . . .                 1,661                         1,246
Equipment Expense . . . . . . . . . . . . . . . . . . . . .                 1,956                         1,498
Other Operating Expense . . . . . . . . . . . . . . . . . .                 6,005                         4,494
                                                                     ------------                  ------------
    Total Other Expense                                                    20,169                        15,895
                                                                     ------------                  ------------
Income Before Income Taxes
    and Cumulative Effect of Accounting Change  . . . . . .                 9,296                         9,037
Provision For Income Taxes  . . . . . . . . . . . . . . . .                 3,155                         3,225
                                                                     ------------                  ------------
Income Before Cumulative Effect of Accounting Change                        6,141                         5,812
Cumulative Effect of Accounting Change                                          -                           624
                                                                     ------------                  ------------
NET INCOME                                                           $      6,141                  $      6,436
                                                                     ============                  ============

Earnings per Share Before Effect of Accounting Change                $       1.68                  $       1.72
Cumulative Effect of Accounting Change                                          -                          0.18
                                                                     ------------                  ------------
Earnings per Share                                                   $       1.68                  $       1.90
                                                                     ============                  ============
Average Shares                                                          3,656,095                     3,389,936


See accompanying notes to consolidated financial statements.




                                      (3)

SUFFOLK BANCORP AND SUBSIDIARIES
STATEMENTS OF CASH FLOWS
(For the Nine months Ended September 30,)

                                                                         1994                           1993
                                                                      (unaudited)                   (unaudited)
NET INCOME  . . . . . . . . . . . . . . . . . . . . . . . .     $       6,140,655             $       6,435,634
ADJUSTMENT TO RECONCILE NET INCOME TO NET CASH
  PROVIDED BY OPERATING ACTIVITIES:
    Provision for Loan Losses . . . . . . . . . . . . . . .               610,000                       748,000
    Depreciation  . . . . . . . . . . . . . . . . . . . . .             1,167,563                       884,748
    Amortization of Excess of Cost
      Over Fair Value of Net Assets Acquired  . . . . . . .               277,268                        99,720
    Accretion of Discounts  . . . . . . . . . . . . . . . .            (1,431,349)                   (1,318,974)
    Amortization of Premiums  . . . . . . . . . . . . . . .                78,552                       165,223
    Increase in Accrued Interest Receivable . . . . . . . .            (1,079,333)                      (57,492)
    Increase in Other Assets  . . . . . . . . . . . . . . .              (550,878)                     (849,831)
    Increase in Dividends Payable on Common Stock . . . . .               106,497                        34,187
    Increase (Decrease) in Accrued Interest Payable . . . .               103,863                      (227,690)
    Decrease In Income Taxes Payable  . . . . . . . . . . .              (281,979)                     (479,554)
    Increase in Other Liabilities . . . . . . . . . . . . .               398,226                     1,032,241
    Other, net  . . . . . . . . . . . . . . . . . . . . . .               164,777                             -
                                                                -----------------             -----------------
      NET CASH PROVIDED BY OPERATING ACTIVITIES . . . . . .     $       5,703,862             $       6,466,212
                                                                -----------------             -----------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Principal Payments on Investments . . . . . . . . . . .     $       1,294,711             $       1,288,817
    Maturities of Investments . . . . . . . . . . . . . . .           145,728,658                   153,419,742
    Purchases of Investments  . . . . . . . . . . . . . . .          (114,299,275)                 (158,544,281)
    Loan Disbursements and Repayments, Net  . . . . . . . .           (21,596,239)                  (22,136,021)
    Purchases of Premises and Equipment, Net  . . . . . . .            (1,001,646)                     (936,302)
    Acquisition of Hampton Bancshares, Net  . . . . . . . .            14,938,372                             -
                                                                -----------------             -----------------
      NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES          $      25,064,581             $     (26,908,045)
                                                                -----------------             -----------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Net Increase in Deposit Accounts  . . . . . . . . . . .     $      (1,379,489)            $       9,786,144
    Net (Repayments of) Proceeds from
      Other Borrowings  . . . . . . . . . . . . . . . . . .            (6,500,000)                    2,500,000
    Common Stock Sold for Cash  . . . . . . . . . . . . . .                26,469                        30,435
    Dividends Paid to Stockholders  . . . . . . . . . . . .            (1,800,706)                   (1,694,919)
                                                                -----------------             -----------------
      NET CASH (USED) PROVIDED BY FINANCING ACTIVITIES  . .     $      (9,653,726)            $      10,621,660
                                                                -----------------             -----------------

      NET INCREASE (DECREASE) IN CASH
        AND CASH EQUIVALENTS  . . . . . . . . . . . . . . .            21,114,717                    (9,820,173)

        CASH AND CASH EQUIVALENTS DECEMBER 31,  . . . . . .            27,556,696                    50,896,464
                                                                =================             =================

        CASH AND CASH EQUIVALENTS SEPTEMBER 30, . . . . . .     $      48,671,413             $      41,076,291
                                                                =================             =================




See accompanying notes to consolidated financial statements.

                                      (4)

SUFFOLK BANCORP AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1) GENERAL

    In the opinion of management, the accompanying unaudited consolidated financial statements of Suffolk Bancorp and its consolidated subsidiaries have been prepared to reflect all adjustments (consisting solely of normal recurring accruals) necessary for a fair presentation of the financial condition and results of operations for the periods presented. Certain information and footnotes normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Notwithstanding, management believes that the disclosures are adequate to prevent the information from misleading the reader, particularly when the accompanying consolidated financial statements are read in conjunction with the audited consolidated financial statements and notes thereto included in the Registrant's annual report on Form 10-K, for the year ended December 31, 1993.

    The results of operations for the nine months ended September 30, 1994 are not necessarily indicative of the results of operations to be expected for the remainder of the year.

(2) IMPACT OF NEW ACCOUNTING STANDARDS

    Effective January 1, 1994 the Bank adopted the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 115 (SFAS 115), "Accounting for Certain Investments in Debt and Equity Securities." SFAS 115 generally requires that debt securities the Bank has the intent and ability to hold to maturity be classified as "held to maturity" and carried at amortized cost. Debt and equity securities that are bought and held principally for the purpose of sale in the near term are classified as "trading securities" and carried at fair value. Unrealized gains and losses for trading securities are included in earnings. Debt and equity securities not designated as "held to maturity" or "trading securities" are classified as "securities available for sale", and carried at fair value. Net unrealized gains and losses for securities available for sale are excluded from earnings and reported as a separate component of stockholders' equity, net of tax, until realized. At September 30, 1994 investment securities with an amortized cost of $73,212,000 and a net unrealized loss of $275,000 were classified as "available for sale". The net unrealized loss was recorded, net of taxes, as a $160,000 reduction to stockholders' equity in the accompanying consolidated statements of condition.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION for the Three and Nine Month Periods ended September 30, 1994 and 1993

NET INCOME

    Net income was $2,624,000 for the quarter, ahead 26.6 percent from $2,073,000 posted during the same period last year. Earnings- per-share for the quarter were $0.69 versus $0.61. Net income was $6,141,000 for the nine months down 4.6 percent from $6,436,000 posted during the same period last year. Earnings-per-share for the nine months were $1.68 versus $1.90. Operating results for the nine months ended September 30, 1994 include approximately $415,000 ($245,000 after-tax) in additional expenses associated with the acquisition of Hamptons Bancshares, Inc. Results during the 9 months of 1993 included a gain from the sale of property of $335,000, or $0.10 per share, as well as an adjustment for accounting change, or an increase to earnings of $624,000 or $0.18 per share.

    Net interest income remains the largest component of the Company's earnings. During the nine months, increased competition for indirect automobile loans has moderated volume and lowered rates, though during the most recent quarter rates on all types of loans have increased somewhat. Charge-offs have decreased substantially for the nine months. However, during the quarter, the rate increased to 0.71 percent, primarily the result of the Bank's decision to charge-off a single commercial credit acquired from Hamptons Bancshares in the recent merger. The decline in the ratio of the allowance for possible loan losses to non-performing assets in the second quarter followed by a rebound in the current quarter is the result of the acquisition of problem assets from Hamptons and the subsequent disposition of a significant portion of them.


- ---------------------------------------------------------------------------------------------------------------
                                                 LAST 12     SEPT 30     JUNE 30       MAR. 31          DEC. 31
ASSET QUALITY                                     MONTHS        1994        1994          1994             1993
- ---------------------------------------------------------------------------------------------------------------
Net Charge-offs/Average Loans (annualized)        0.43%       0.71%        0.33%         0.04%            0.50%
Allowance for loan losses/non-accrual & 90+      78.23%      72.02%       57.73%         89.91%          93.26%
Allowance for loan losses/total loans             1.22%       1.19%        1.29%          1.18%           1.21%
===============================================================================================================


    The provision for possible loan losses decreased by $20,000 for the quarter, and $138,000 for the nine months ended September 30, 1994, exclusive of the additional provision of $290,000 as result of the acquisition of Hamptons Bancshares.
                                      (5)

INTEREST INCOME

    Net interest income was $9,912,000 for the third quarter 1994, ahead 35.4 percent from the $7,323,000 posted for the same quarter in 1993. The net interest income for year to date 1994 was $26,118,000, up from $22,218,000 during the same period of 1993, an increase of 17.6 percent. Net interest margin increased slightly as interest rates increased more rapidly on assets then liabilities. Average net loans for the third quarter of 1994 totaled $514,443,000, compared to $384,502,000 for the same period of 1993. A major factor contributing to the increase was the acquisition of Hamptons Bancshares.

INTEREST EXPENSE

    Interest expense for the year to date 1994 was $11,472,000, up from $10,958,000 for the same period of 1993. Average deposits for the third quarter 1994 were $655,617,000, up from $549,242,000 for the comparable period in 1993. The increase in interest expense is the result of higher deposit balances, increased by the merger with Hamptons Bancshares.

OTHER INCOME

    Other income increased to $3,957,000 for the nine months ended September, 30, 1994 compared to $3,462,000 for the same period during 1993. Service charges on deposit accounts for the year to date 1994 totaled $2,150,000, up from $1,693,000 for the first nine months of 1993. The increase is the result of the merger with Hamptons Bancshares. Included in other income are revenues of the Island Computer Corporation, which have remained constant for each period.

OTHER EXPENSE

    Other expenses for the year-to-date 1994 were $20,169,000, up 26.9 percent from $15,895,000 for the comparable period 1993. This increase is the result of increased payroll, occupancy and regulatory expenses primarily as the result of the merger with Hamptons Bancshares, Inc.

CAPITAL RESOURCES

    Shareholders' equity totaled $75,921,000 on September 30, 1994, an increase of $12,637,000 from $63,284,000 on December 31, 1993. The ratio of equity to assets was 9.6 percent at September 30, 1994 and 9.9 percent at December 31, 1993.

    On April 11, 1994, Suffolk Bancorp (SUBK or "Suffolk") completed the acquisition of Hamptons Bancshares (HBSI or "Hamptons"). The acquisition of Hamptons was accounted for as a purchase, with shareholders receiving cash or stock in Suffolk in an amount of $14.50 per share for each share of Hamptons stock as well as a payment of $0.14 per share as additional consideration for sales of foreclosed real estate which exceeded Suffolk's estimated value of such properties. The aggregate purchase price was $12.2 million resulting in $3.6 million in excess cost over fair value of net assets acquired which is being amortized over ten years. After the acquisition, all properties of Hamptons were merged into and operated under the name of The Suffolk County National Bank, the banking subsidiary of Suffolk.

    The following is an unaudited pro forma summary of the consolidated results of operations for the nine months ended September 30, 1994 and 1993, assuming the aforementioned acquisition had occurred on January 1, 1993. This summary includes amortization of the excess cost of assets over fair value, and all purchase accounting adjustments, beginning January 1, 1993. The pro forma results are not necessarily indicative of the results which would have actually been attained if the acquisition had been consummated in the past or what may be attained in the future.

Pro Forma Results of Operations: (in thousands of dollars except per share)

- ---------------------------------------------------------------------------------------------------------
NINE MONTHS ENDED SEPTEMBER 30,                                 1994                              1993
- ---------------------------------------------------------------------------------------------------------
                          Interest Income                  $    37,605                        $   33,289
                         Interest Expense                       11,499                            11,059
- ---------------------------------------------------------------------------------------------------------
                      Net Interest Income                  $    26,106                        $   22,230
       Provision for Possible Loan Losses                          610                               748
                             Other Income                        3,957                             3,462
                           Other Expenses                       20,262                            16,174
- ---------------------------------------------------------------------------------------------------------
                    Net Operating Expense                  $    16,915                        $   13,460
Income Before Taxes and Cumulative Effect
        of Change in Accounting Principle                        9,191                             8,770
               Provision for Income Taxes                        3,155                             3,225
- ---------------------------------------------------------------------------------------------------------
          Income Before Cumulative Effect
        of Change in Accounting Principle                  $     6,036                        $    5,545
                        Cumulative Effect
        of Change in Accounting Principle                            -                               624
- ---------------------------------------------------------------------------------------------------------
                               Net Income                  $     6,036                        $    6,169
                       Earnings Per Share                  $      1.59                        $     1.63
- ---------------------------------------------------------------------------------------------------------
                           Average Shares                    3,798,963                         3,792,045
=========================================================================================================


                                      (6)

                                   SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                                                      SUFFOLK BANCORP

Date:   November 14, 1994                         /s/ Edward J. Merz
                                                  Edward J. Merz
                                                  President & Chief Executive
                                                  Officer





Date:   November 14, 1994                         /s/ Victor F. Bozuhoski, Jr.
                                                  Victor F. Bozuhoski, Jr.
                                                  Executive Vice President,
                                                  Treasurer & Chief Financial
                                                  Officer





                                      (7)

                                EXHIBIT INDEX


                     Exhibit 27 - Financial Data Schedule