Form 10-K
SUFFOLK BANCORP
filed 1995-03-30
CIK 754673

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OF 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

   For the fiscal year ended December 31, 1994 Commission File Number 0-13580

                                 SUFFOLK BANCORP

             (Exact name of registrant as specified in its charter)

                  New York                                        11-2708279
         (State or other jurisdiction of                        (IRS Employer
          incorporation or organization)                      dentification No.)

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
                                      ---   ---
Class of Common Stock       Number of Shares Outstanding as of February 23, 1995
---------------------       ----------------------------------------------------

     $ 5 Par Value                              3,799,642

The aggregate market value of the Registrant's Common Stock (based on the most recent sale at $27.25 on March 21, 1995) held by non-affiliates was approximately $98,148,423.

                       DOCUMENT INCORPORATED BY REFERENCE

         Portions of the Registrant's Proxy Statement for its Annual Meeting of Shareholders to be held April 11, 1995, filed on March 15, 1995. (Part III)

ITEM 1.  Business

                         SUFFOLK BANCORP ("Registrant")

Registrant was incorporated on January 2, 1985 for the purpose of becoming a bank holding company. On that date, the Registrant acquired, and now owns, all of the outstanding capital stock of The Suffolk County National Bank. On July 14, 1988, the Registrant acquired and now owns all the outstanding capital stock of Island Computer Corporation of New York, Inc. The business of the Registrant consists primarily of the ownership, supervision, and control of its subsidiaries. On April 11, 1994, the Registrant acquired all the outstanding capital stock of Hamptons Bancshares, Inc. and merged it into a subsidiary.

The registrant's chief competition is local banking institutions with main or branch offices in the service area of The Suffolk County National Bank, including North Fork Bank and Trust Co., and Bridgehampton National Bank. Additionally, New York City money center banks and regional banks provide competition. These banks include Bank of New York, Chemical Bank, Fleet Bank, European American Bank and National Westminster Bank USA.

Registrant and its subsidiaries had 375 full-time and 43 part-time employees as of December 31, 1994.

                    THE SUFFOLK COUNTY NATIONAL BANK ("Bank")

The Suffolk County National Bank of Riverhead was organized under the National Banking laws of the United States of America on January 6, 1890. The Bank is a member of the Federal Reserve System, and its deposits are insured by the Federal Deposit Insurance Corporation to the extent provided by law.

Directed by members of the communities it serves, the Bank's main service area includes the towns of Brookhaven, Islip, Riverhead, Southampton, and Southold. The main office of the Bank is situated at 6 West Second Street, Riverhead, New York. Its branch offices are located at Bohemia, Center Moriches, Cutchogue, East Hampton, Hampton Bays, Mattituck, Medford, Miller Place, Montauk, Riverhead, Port Jefferson, Sag Harbor, Shoreham, Southampton, Wading River, Water Mill, and Westhampton Beach, New York.

The Bank is a full-service bank serving the needs of the local residents of eastern Suffolk County. Approximately 90 percent of the Bank's business is devoted to rendering services to those residing in the immediate area of the Bank's main and branch offices. Among the services rendered by the Bank are the maintenance of checking accounts, savings accounts, time and savings certificates, money market accounts, negotiable-order-of-withdrawal accounts, holiday club accounts and individual retirement accounts; the making of secured and unsecured loans, including commercial loans to individuals, partnerships and corporations, agricultural loans to farmers, installment loans to finance small businesses, mobile home loans, automobile loans, home equity and real estate mortgage loans; the maintenance of safe deposit boxes; the performance of trust and estate services, the sale of mutual funds and annuities, and the maintenance of a master pension plan for self-employed individuals' participation. The business of the Bank is only mildly seasonal, as a great majority of the Bank's business is devoted to those residing in the Bank's service area.

      ISLAND COMPUTER CORPORATION OF NEW YORK, INC. ("Island Computer")

Island Computer Corporation of New York, Inc. is a data processing company which serves several bank and thrift institutions, including The Suffolk County National Bank.


                                       (2)

Supervision and Regulation

References in this section to applicable statutes and regulations are brief summaries only, and do not purport to be complete. The reader should consult such statutes and regulations themselves for a full understanding of the details of their operation.

SUFFOLK is a bank holding company registered under the BHC Act, and is subject to supervision and regulation by the Federal Reserve Board. Federal laws subject bank holding companies to particular restrictions on the types of activities in which they may engage, and to a range of supervisory requirements and activities, including regulatory enforcement actions for violation of laws and policies.

Activities "Closely Related" to Banking.

The BHC Act prohibits a bank holding company, with certain limited exceptions, from acquiring direct or indirect ownership or control of any voting shares of any company which is not a bank or from engaging in any activities other than those of banking, managing or controlling banks and certain other subsidiaries, or furnishing services to or performing services for its subsidiaries. One principal exception to these prohibitions allows the acquisition of interests in companies whose activities are found by the Federal Reserve Board, by order or regulation, to be so closely related to banking, managing, or controlling banks as to be a proper incident thereto.

Safe and Sound Banking Practices.

Bank holding companies are not permitted to engage in unsafe and unsound banking practices. The Federal Reserve Board may order a bank holding company to terminate an activity or control of a nonbank subsidiary if such activity or control constitutes a significant risk to the financial safety, soundness or stability of a subsidiary bank and is inconsistent with sound banking principles. Regulation Y also requires a holding company to give the Federal Reserve Board prior notice of any redemption or repurchase of its own equity securities, if the consideration to be paid, together with the consideration paid for any repurchases or redemptions in the preceding year, is equal to 10% or more of the company's consolidated net worth.

The Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") expanded the Federal Reserve Board's authority to prohibit activities of bank holding companies and their nonbanking subsidiaries which represent unsafe and unsound banking practices or which constitute violations of laws or regulations. Notably, FIRREA increased the amount of civil money penalties which the Federal Reserve Board can assess for such practices or violations. The penalties can be as high as $1 million per day. FIRREA also expanded the scope of individuals and entities against which such penalties may be assessed.

Annual Reporting; Examinations.

SUFFOLK is required to file an annual report with the Federal Reserve Board, and such additional information as the Federal Reserve Board may require pursuant to the BHC Act. The Federal Reserve Board may examine a bank holding company or any of its subsidiaries, and charge the company for the cost of such an examination. SUFFOLK is also subject to reporting and disclosure requirements under state and federal securities laws.


                                      (3)

Imposition of Liability for Undercapitalized Subsidiaries.

The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") required each federal banking agency to revise its risk-based capital standards to ensure that those standards take adequate account of interest rate risk, concentration of credit risk and the risks of non-traditional activities, as well as reflect the actual performance and expected risk of loss on multi-family mortgages. The new law also required each federal banking agency to specify, by regulation, the levels at which an insured institution would be considered "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized." Under the regulations adopted by the banking agencies, SCNB would be deemed to be "well capitalized."

FDICIA requires bank regulators to take "prompt corrective action" to resolve problems associated with insured depository institutions. In the event an institution becomes "undercapitalized," it must submit a capital restoration plan. If an institution becomes "significantly undercapitalized" or "critically undercapitalized," additional and significant limitations are placed on the institution. The capital restoration plan of an undercapitalized institution will not be accepted by the regulators unless each company "having control of" the undercapitalized institution "guarantees" the subsidiary's compliance with the capital restoration plan until it becomes "adequately capitalized." SUFFOLK has control of SCNB for purpose of this statute.

Additionally, Federal Reserve Board policy discourages the payment of dividends by a bank holding company from borrowed funds as well as payments that would adversely affect capital adequacy. Failure to meet the capital guidelines may result in institution by the Federal Reserve Board of appropriate supervisory or enforcement actions.

Acquisitions by Bank Holding Companies.

The BHC Act requires every bank holding company to obtain the prior approval of the Federal Reserve Board before it may acquire all or substantially all of the assets of any bank, or ownership or control of any voting shares of any bank, if after such acquisition it would own or control, directly or indirectly, more than 5% of the voting shares of such bank. In approving bank acquisitions by bank holding companies, the Federal Reserve Board is required to consider the financial and managerial resources and future prospects of the bank holding company and the banks concerned, the convenience and needs of the communities to be served, and various competitive factors. The Attorney General of the United States may, within 30 days after approval of an acquisition by the Federal Reserve Board, bring an action challenging such acquisition under the federal antitrust laws, in which case the effectiveness of such approval is stayed pending a final ruling by the courts.

Interstate Acquisitions.

The Federal Reserve Board will only allow the acquisition by a bank holding company of an interest in any bank located in another state if the statutory laws of the state in which the target bank is located expressly authorize such acquisition. New York banking laws permit, in certain circumstances, out-of-state bank holding companies to acquire certain existing banks and bank holding companies in New York.

Banking Regulation.

SCNB is a national bank, which is subject to regulation and supervision by the Comptroller. SCNB is subject to the requirements and restrictions under federal law, including requirements to maintain reserves against deposits, restrictions on the types and amounts of loans that may be granted and the interest that may be charged thereon, and limitations on the types of investments that may be made and the types of services that may be offered. Various consumer laws and regulations also affect the operations of the banks.

                                     (4)

Restrictions on Transactions with Affiliates.

Section 23A of the Federal Reserve Act imposes quantitative and qualitative limits on transactions between a bank and any affiliate, and also requires certain levels of collateral for such loans. It also limits the amount of advances to third parties which are collateralized by the securities or obligations of SUFFOLK or its subsidiaries.

Among other things, Section 23B requires that certain transactions between SCNB's affiliates must be on terms substantially the same, or at least as favorable, as those prevailing at the time for comparable transactions with or involving other nonaffiliated companies. In the absence of such comparable transactions, any transaction between SUFFOLK and its affiliates must be on terms and under circumstances, including credit standards, that in good faith would be offered to or would apply to nonaffiliated companies.

Restrictions on Subsidiary Bank Dividends.

The Federal Reserve Board and the Comptroller have each issued policy statements to the effect that bank holding companies and national banks should generally only pay dividends out of current operating earnings. The prior approval of the Comptroller is required if the total of all dividends declared by the board of directors of a national bank in any calendar year will exceed the aggregate of the bank's net profits (as defined by regulatory authorities) for that year and its retained net profits for the preceding two years. In addition, national banks can pay dividends only to the extent that retained net profits exceed "bad debts," which are generally defined to include the principal amount of loans that are in arrears as to interest by six months or more and that are not secured and that are not in the process of collection. As of September 30, 1993, SCNB could have declared additional dividends to SUFFOLK of approximately $14.1 million without regulatory approval or restriction. Federal banking regulators also may prohibit federally insured banks from paying dividends if the payment of such dividend would leave the bank "undercapitalized" as defined in FDICIA and the implementing regulations or the payment of dividends would, in light of the financial condition of such bank, constitute an unsafe or unsound practice.

Examinations.

The FDIC periodically examines and evaluates insured banks. Based upon such an evaluation, the FDIC may revalue the assets of an insured institution and require that it establish specific reserves to compensate for the difference between the FDIC-determined value and the book value of such assets. Effective December 19, 1992, FDICIA requires that these on-site examinations be conducted every 18 months until December 31, 1993, except that certain less-than-satisfactory institutions must be examined every 12 months. Thereafter, the examinations are to be conducted every 12 months, except that certain well capitalized banks may be examined every 18 months. FDICIA authorizes the FDIC to assess the institution for its costs of conducting the examinations. The rules and regulations of the Comptroller also provide for periodic examinations by those agencies.

Standards for Safety and Soundness.

As part of the FDICIA's efforts to promote the safety and soundness of depository institutions and their holding companies, the appropriate federal banking regulators are required to promulgate by December 1, 1993 regulations specifying operational and management standards (addressing internal controls, loan documentation, credit underwriting and interest rate risk) and asset quality, earnings and stock valuation standards (including a minimum ratio of market value to book value of the publicly traded shares of such depository institutions and holding companies). The Federal Reserve Board issued on April 19, 1993, proposed regulations on standards for safety and soundness, and is seeking public comment on this proposal. The impact of these regulations is difficult to determine until final regulations are issued. The proposed regulations did not address standards for a minimum ratio of market value to book value because the Board found that market value is affected by factors unrelated to safety and soundness.



                                      (5)

Expanding Enforcement Authority.

One of the major additional burdens imposed on the banking industry by FDICIA is the increased ability of banking regulators to monitor the activities of banks and their holding companies. In addition, the Federal Reserve Board, Comptroller and FDIC are possessed of extensive authority to police unsafe or unsound practices and violations of applicable laws and regulations by depository institutions and their holding companies. For example, the FDIC may terminate the deposit insurance of any institution which it determines has engaged in an unsafe or unsound practice. The agencies can also assess civil money penalties of up to $1 million per day, issue cease and desist or removal orders, seek injunctions, and publicly disclose such actions. FDICIA, FIRREA and other laws have expanded the agencies' authority in recent years, and the agencies have not yet fully tested the limits of their powers.

Recent Legislation

As a consequence of the extensive regulation of commercial banking activities in the United States, the business of Suffolk and its subsidiaries are particularly susceptible to being affected by enactment of federal and state legislation which may have the effect of increasing or decreasing the cost of doing business, modifying permissible activities or enhancing the competitive position of other financial institutions.

In 1994 the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 was enacted by Congress. Under the act, begining on September 29, 1995, bank holding companies may acquire banks in any state, notwithstanding contrary state law, and all banks commonly owned by a bank holding company may act as agents for one another. An agent bank may receive deposits, renew time deposits, accept payments, and close and service loans for its principal banks but will not be considered to be a branch of the principal banks.

Banks also may merge with banks in another state and operate either office as a branch, pre-existing contrary state law notwithstanding. This law becomes automatically effective in all states on June 1, 1997, unless (1) the law becomes effective in a given state at any earlier date through legislation in that state; or (2) the law does not become effective at all in a given state if by legislation enacted before June 1, 1997, that state opts out of coverage by the interstate branching provision. Upon consummation of an interstate merger, the resulting bank may acquire or establish branches on the same basis that any participants in the merger could have if the merger had not taken place.

Banks may also merge with branches of banks in other states without merging with the banks themselves, or may establish de novo branches in other states, if the laws of the other states expressly permit such mergers or such interstate de novo branching.

Governmental Monetary Policies and Economic Conditions

The principal sources of funds essential to the business of banks and bank holding companies are deposits, stockholder's equity and borrowed funds. The availability of these various sources of funds and other potential sources, such as preferred stock or commercial paper, and the extent to which they are utilized, depends on many factors, the most important of which are the FRB's monetary policies and the relative costs of different types of funds. An important function of the FRB is to regulate the national supply of bank credit in order to combat recession and curb inflationary pressure. Among the instruments of monetary policy used by the Federal Reserve Board to implement these objections are open market operations in United States Government securities, changes in the discount rate on bank borrowings, and changes in reserve requirements against bank deposits. The monetary policies of the FRB have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future. In view of the recent changes in regulations affecting commercial banks and other actions and proposed actions by the federal government and its monetary and fiscal authorities, including proposed changes in the structure of banking in the United States, no prediction can be made as to future changes in interest rates, credit availability, deposit levels, the overall performance of banks generally or Suffolk and its subsidiaries in particular.

                                      (6)

STATISTICAL DISCLOSURE

Pages 6 through 17 of this Annual Report to Shareholders for the fiscal year ended December 31, 1994.

ITEM 2.  Properties

Registrant

Registrant as such has no physical properties. Office facilities of the Registrant are located at 6 West Second Street, Riverhead, New York.

Bank

The Bank's main offices are also located at 6 West Second Street, Riverhead, New York, which the Bank owns in fee. The Bank owns a total of 17 buildings in fee, and holds 11 buildings under lease agreements.

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

ITEM 4. Submission of Matters to a Vote of Security Holders

None.

PART II

ITEM 5.  Market for Registrant's Common Equity and Related Stockholder Matters

Pages 6 and 20 of this Annual Report to Shareholders for the fiscal year ended December 31, 1994.

At December 31, 1994, there were approximately 1,700 equity holders of record of the Company's common stock.


                                      (7)

ITEM 6.  Selected Financial Data

Page 31 of this Annual Report to Shareholders for the fiscal year ended December 31, 1994.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Pages 7 through 17 of this Annual Report to Shareholders for the fiscal year ended December 31, 1994.

ITEM 8.  Financial Statements and Supplementary Data

Pages 18 to 31 of this Annual Report to Shareholders for the fiscal year ended December 31, 1994.

The Company's annual report to shareholders was incorrect with respect to the pro forma results of operations disclosed in footnote 2 to the financial statements on page 23. The following table presents that information correctly.

Unaudited Pro Forma Results of Operations: (in thousands of dollars except share and per-share data)

December 31,                                                                                 1994                      1993
---------------------------------------------------------------------------------------------------------------------------
                                                     Interest income                      $54,527                   $55,582
                                                    Interest expense                       16,481                    17,542
---------------------------------------------------------------------------------------------------------------------------
                                                 Net interest income                       38,046                    38,040
                                  Provision for possible loan losses                          805                     1,398
                                                        Other income                        5,906                     6,554
                                                      Other expenses                       30,321                    31,223
---------------------------------------------------------------------------------------------------------------------------
                                               Net operating expense                       25,220                    24,669
                           Income before taxes and cumulative effect
                                   of change in accounting principle                       12,826                    11,973
                                          Provision for income taxes                        4,713                     4,162
---------------------------------------------------------------------------------------------------------------------------
   Income before cumulative effect of change in accounting principle                        8,113                     7,811
                 Cumulative effect of change in accounting principle                            -                       665
---------------------------------------------------------------------------------------------------------------------------
                                                          Net income                     $  8,113                  $  8,476
                                                  Earnings-per-share                    $    2.13                 $    2.24
---------------------------------------------------------------------------------------------------------------------------
                                                      Average shares                    3,800,250                 3,792,045
===========================================================================================================================





ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

                                    PART III

ITEM 10.  Directors and Executive Officers of the Registrant

Pages 2 - 8 of Registrant's Proxy Statement for its Annual Meeting of Shareholders to be held on April 11, 1995 is incorporated herein by reference.


                                      (8)

Executive Officers

Name                       Age      Position                      Business Experience
-------------------------------------------------------------------------------------------------------------
Edward J. Merz             63       President & Chief             12/87 - 12/94 President & CEO
                                    Executive Officer             9/75 - 12/87 President & CAO
                                                                  Employed by The Suffolk County National Bank
                                                                  Since September 1975

Victor F. Bozuhoski, Jr.   56       Executive Vice President &    12/88 - 12/94 EVP & CFO
                                    Chief Financial Officer       12/87 - 12/88 EVP & Comptroller, CFO
                                                                  12/85 - 12/87SVP & Comptroller
                                                                  1/78 - 12/85 VP & Comptroller
                                                                  Employed by The Suffolk County National Bank
                                                                  Since September 1965.

Ronald M. Krawczyk         45       Executive Vice President      4/94 - 12/94 EVP
                                                                  1/93 - 4/94 President & Chief Executive Officer
                                                                  Bank of the Hamptons
                                                                  Officer of Bank of the Hamptons since 1984
                                                                  Employed by The Suffolk County National Bank
                                                                  Since April 1994

Robert C. Dick             45       Senior Vice President         12/88 - 12/94 SVP
                                                                  4/88 - 12/88 SVP & Compliance Officer
                                                                  12/82 - 4/88 VP
                                                                  Employed by The Suffolk County National Bank
                                                                  Since January 1980

Thomas S. Kohlmann         48       Senior Vice President         2/92 - 12/94 SVP
                                                                  1980 - 1992 SVP Marine Midland Bank
                                                                  Employed by The Suffolk County National Bank
                                                                  Since February 1992

Alexander B. Doroski 46             Senior Vice President,        4/88 - 12/94 SVP & Chief Operations Officer
                                    Cashier & Chief Operations    12/85 - 4/88 VP & Cashier
                                    Officer                       12/80 - 12/85 VP
                                                                  Employed by The Suffolk County National Bank
                                                                  Since April 1971

John F. Hanley             48       Senior Vice President         4/86 - 12/94 SVP
                                                                  12/80 - 4/86 VP
                                                                  Employed by The Suffolk County National Bank
                                                                  Since September 1971

J. Gordon Huszagh          41       Senior Vice President &       12/92 - 12/94 SVP & Comptroller
                                    Comptroller                   12/88 - 12/92 VP & Comptroller
                                                                  12/86 - 12/88 VP
                                                                  1/83 - 12/86 Auditor
                                                                  Employed by The Suffolk County National Bank
                                                                  Since January 1983

Augustus C. Weaver         52       President, Island Computer    2/87 - 12/94 President Island Computer Corporation of New York,
                                                                  Inc.
                                                                  2/86 - 2/87 Director of Data Processing and Corporate Planning,
                                                                  Southland Frozen Food Corporation
                                                                  2/62 - 2/86 First VP & Director of Operations, Long Island
                                                                  Savings Bank
---------------------------------------------------------------------------------------------------------------------------------


ITEM 11.  Executive Compensation

Pages 3 - 8 of Registrant's Proxy Statement for its Annual Meeting of Shareholders to be held on April 11, 1995 is incorporated herein by reference.



                                      (9)

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management

Pages 2, 4, 5, 6, and 8 of Registrant's Proxy Statement for its Annual Meeting of Shareholders to be held on April 11, 1995 is incorporated herein by reference.

ITEM 13.  Certain Relationships and Related Transactions

Pages 7 and 8 of Registrant's Proxy Statement for its Annual Meeting of Shareholders to be held on April 11, 1995 is incorporated herein by reference.

                                   PART IV

ITEM 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

The following consolidated financial statements of the Registrant and Subsidiaries, and the accountant's report thereon, included on Page 18 through 32 inclusive, of Registrant's Annual Report to Shareholders for the fiscal year ended December 31, 1994.

     Financial Statements (Consolidated)

     Statements of Condition - December 31, 1994 and 1993
     Statements of Income - For the years ended December 31, 1994, 1993, and
       1992
     Statements of Changes in Stockholders' Equity - For the years ended
       December 31, 1994, 1993, and 1992
     Statements of Cash Flows - For the years ended December 31, 1994, 1993, and 1992
     Notes to Consolidated Financial Statements

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

     The following Exhibit is submitted herewith:

     C.  Notice of Annual Meeting and Proxy Statement.

     Reports on Form 8-K

     There were no reports filed on Form 8-K for the three month period ended December 31, 1994.


                                      (10)

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUFFOLK BANCORP                                                  March 28, 1995

--------------------
  (Registrant)

By  /s/ Raymond A. Mazgulski
   --------------------------------------
     RAYMOND A. MAZGULSKI
     Chairman of the Board

By  /s/ Edward J. Merz
   -------------------------------------
     EDWARD J. MERZ
     President
     Chief Executive Officer
     Director

By  /s/ Victor F. Bozuhoski, Jr.
   -------------------------------------
     VICTOR F. BOZUHOSKI, JR.
     Executive Vice President,
     Chief Financial Officer & Treasurer


 /s/ Joseph A. Deerkoski                            /s/ Howard M. Finkelstein
--------------------------------                   ------------------------------------
JOSEPH A. DEERKOSKI                                HOWARD M. FINKELSTEIN
Director                                           Director

 /s/ Edgar F. Goodale                               /s/ J. Douglas Stark
-------------------------------                    ------------------------------------
EDGAR F. GOODALE                                   J. DOUGLAS STARK
Director                                           Director

 /s/ Hallock Luce 3rd                               /s/ Peter Van de Wetering
-----------------------------                      ------------------------------------
HALLOCK LUCE 3RD                                   PETER VAN DE WETERING
Director                                           Director

 /s/ Bruce Collins                                  /s/ John J. Raynor
----------------------------                       ------------------------------------
BRUCE COLLINS                                      JOHN J. RAYNOR
Director                                           Director


                                  EXHIBIT INDEX
                                  -------------

Description                                  Exhibit           Pages
-----------                                  -------           -----
1994 Annual Report to Shareholders             13               1-36

Financial Data Schedule                        27

                                      (11)