Form 10-Q
period 1995-03-31
SUFFOLK BANCORP
filed 1995-05-12
CIK 754673

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended March 31, 1995

Commission file number 0-13580

                                 SUFFOLK BANCORP
______________________________________________________________________________
             (exact name of registrant as specified in its charter)


              New York State                                   11-2708279
_______________________________________________________________________________
(State or other jurisdiction of incorporation                (I.R.S. Employer
            or organization)                                Identification No.)


6 West Second Street, Riverhead, New York                                11901
_______________________________________________________________________________
(Address of Principal Executive Offices)                              (Zip Code)

                                 (516) 727-2700
_______________________________________________________________________________
              (Registrant's telephone number, including area code)

                                 NOT APPLICABLE
_______________________________________________________________________________
              (former name, former address and former fiscal year
                          if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              --   --

         Indicate the number shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        3,799,674 SHARES OF COMMON STOCK OUTSTANDING AS OF MARCH 31, 1995

SUFFOLK BANCORP AND SUBSIDIARIES

Part I   Financial Information                                                        page

         Consolidated Statements of Condition                                           1

         Consolidated Statements of Income,

         For the Three Months Ended March 31, 1995 and 1994                             2

         Statements of Cash Flows, For the Three Months Ended March 31, 1995 and 1994   3

         Notes to the Unaudited Consolidated Financial Statements                       4

         Management's Discussion and Analysis of Financial Condition and

         Results of Operation                                                           4-5

Part II  Other Information (Not Applicable)

         Signatures                                                                     6


SUFFOLK BANCORP AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CONDITION
(in thousands except number of shares)

                                                                          March 31, 1995              December 31, 1994
ASSETS

Cash and Due From Banks............................................           $   36,475                        $ 56,488
Federal Funds Sold.................................................               15,000                               -

Investment Securities:

   United States Treasury Obligations; Available for Sale..........               48,306                          68,261
 Held to Maturity:
   United States Treasury Obligations..............................               53,085                          57,091
   Obligations of States and Political Subdivisions................               37,090                          36,780
   U.S. Govt. Agency Obligations...................................               31,220                          31,871
   Corporate Bonds and Other Securities ...........................                  638                             638
                                                                               ---------                       ---------
     Total Investment Securities...................................              170,339                         194,641

Total Loans, Net of Unearned Income................................              534,711                         535,289
  Less: Allowance for Possible Loan Losses.........................                6,091                           6,213
                                                                               ---------                       ---------
      Net Loans....................................................              528,620                         529,076

Premises and Equipment.............................................               12,653                          12,428
Other Real Estate Owned............................................                1,749                           2,622
Accrued Interest Receivable, Net...................................                4,007                           4,007
Excess Cost Over Fair Value of Net Assets Acquired.................                3,257                           3,348
Other Assets.......................................................                9,141                           9,044
                                                                               ---------                       ---------
      TOTAL ASSETS                                                              $781,241                        $811,654
                                                                                ========                        ========

LIABILITIES

Demand Deposits....................................................             $137,635                        $147,133
Savings, N.O.W. and Money Market Deposits..........................              348,152                         408,838
Time Certificates of $100,000 or More..............................               30,215                          23,767
Other Time Deposits................................................              167,999                         144,255
                                                                               ---------                       ---------
   Total Deposits                                                                684,001                         723,993

Federal Funds Purchased............................................                    -                           4,300
Securities Sold Under Agreements to Repurchase.....................               11,118                               -
Dividends Payable on Common Stock..................................                  760                             722
Accrued Interest Payable...........................................                1,422                           1,100
Other Liabilities..................................................                5,067                           4,446
                                                                               ---------                       ---------
      TOTAL LIABILITIES                                                         $702,368                        $734,561

STOCKHOLDERS' EQUITY

Common Stock (Par Value $5.00; 7,500,000 authorized;
   3,799,674 issued at March 31, 1995 and
   December 31, 1994, respectively)................................            $  18,998                        $ 18,998
Surplus............................................................               18,373                          18,373
Unrealized Loss on Investments Available for Sale, Net of Tax......                 (103)                           (443)
Undivided Profits..................................................               41,605                          40,165
                                                                               ---------                       ---------
   TOTAL STOCKHOLDERS' EQUITY                                                   $ 78,873                        $ 77,093
                                                                               ---------                       ---------
   TOTAL LIABILITIES AND

   STOCKHOLDERS' EQUITY                                                         $781,241                        $811,654
                                                                                ========                        ========



See accompanying notes to consolidated financial statements.

                                       (1)

SUFFOLK BANCORP AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
(in thousands except per share amounts)
(For the Three Months ended March 31,)

                                                                                 1995                            1994
INTEREST INCOME

Loans (including fee income)......................................              $ 11,789                        $  8,865
Federal Funds Sold................................................                    73                              42
United States Treasury Securities.................................                 1,935                           1,330
Obligations of States and
   Political Subdivisions.........................................                   420                             447
U.S. Govt. Agency Obligations.....................................                   527                              13
Corporate Bonds and Other Securities..............................                    10                              14
                                                                                --------                        --------
    Total Interest Income                                                         14,754                          10,711

INTEREST EXPENSE

Savings, N.O.W. and Money Market Deposits.........................                 2,177                           1,899
Time Certificates of $100,000 or more.............................                   290                              71
Other Time Deposits...............................................                 1,911                           1,380
Federal Funds Purchased...........................................                    86                              99
Interest on Securities Sold Under
   Agreements to Repurchase.......................................                   482                              16
Interest on Mortgages.............................................                    52                               -
                                                                                --------                        --------
    Total Interest Expense                                                         4,998                           3,465
                                                                                --------                        --------

    Net Interest Income                                                            9,756                           7,246
Provision For Possible Loan Losses................................                   190                             150
                                                                                --------                        --------
    Net Interest Income After Provision

      For Possible Loan Losses....................................                 9,566                           7,096

OTHER INCOME

Service Charges on Deposit Accounts...............................                   903                             543
Other Service Charges, Commissions & Fees.........................                   360                             237
Fiduciary Activities..............................................                   115                             110
Other Operating Income............................................                   143                             121
                                                                                --------                        --------
    Total Other Income                                                             1,521                           1,011

OTHER EXPENSE

Salaries and Employee Benefits....................................                 4,197                           2,994
Net Occupancy Expense.............................................                   613                             415
Equipment Expense.................................................                   801                             494
Other Operating Expense...........................................                 2,104                           1,407
                                                                                --------                        --------
    Total Other Expense                                                            7,715                           5,310
                                                                                --------                        --------

Income Before Income Taxes........................................                 3,372                           2,797
Provision For Income Taxes........................................                 1,171                             890
                                                                                --------                        --------
NET INCOME                                                                      $  2,201                        $  1,907
                                                                                ========                        ========

Earnings Per Share                                                              $   0.58                        $   0.56
                                                                                ========                        ========

Average Shares....................................................             3,799,674                       3,396,689



See accompanying notes to consolidated financial statements.

                                       (2)

SUFFOLK BANCORP AND SUBSIDIARIES UNAUDITED STATEMENTS OF CASH FLOWS
(in thousands)
(For the Three months Ended March 31,)

                                                                                  1995                            1994

NET INCOME........................................................              $  2,201                        $  1,907
ADJUSTMENT TO RECONCILE NET INCOME TO NET CASH
  PROVIDED BY OPERATING ACTIVITIES:

    Provision for Loan Losses.....................................                   190                             150
    Depreciation..................................................                   513                             291
    Amortization of Excess of Cost
      Over Fair Value of Net Assets Acquired......................                    91                               -
    Accretion of Discounts........................................                  (852)                           (552)
    Amortization of Premiums......................................                    23                              25
    Increase in Accrued Interest Receivable.......................                     -                            (596)
    (Increase) Decrease in Other Assets...........................                   (97)                            207
    Increase (Decrease) in Accrued Interest Payable...............                   322                             (54)
    Increase in Other Liabilities.................................                   621                             331
                                                                           -------------                  --------------
      NET CASH PROVIDED BY OPERATING ACTIVITIES...................              $  3,012                        $  1,709
                                                                          --------------                  --------------

CASH FLOWS FROM INVESTING ACTIVITIES

    Principal Payments on Investment Securities...................              $    693                        $    232
    Maturities of Investments; Held to Maturity...................                 6,240                          40,319
    Purchases of Investments; Held to Maturity....................                (2,219)                           (578)
    Maturities of Investments; Available for Sale.................                49,020                               -
    Purchases of Investments; Available for Sale..................               (28,603)                              -
    Loan Disbursements and Repayments, Net........................                   789                         (14,965)
    Purchases of Premises and Equipment, Net......................                  (738)                           (370)
    Disposition of OREO Property..................................                   651                               -
                                                                          --------------                  --------------
      NET CASH PROVIDED BY INVESTING ACTIVITIES                                 $ 25,833                        $ 24,638
                                                                          --------------                  --------------

CASH FLOWS FROM FINANCING ACTIVITIES

    Net Decrease in Deposit Accounts..............................              $(39,992)                       $(13,779)
    Net Proceeds from (Repayments of)
      Other Borrowings............................................                 6,818                          (6,500)
    Common Stock Sold for Cash....................................                     -                              10
    Dividends Paid to Stockholders................................                  (722)                           (577)
    Increase in Accrued Dividends Payable.........................                    38                               -
                                                                          --------------                  --------------
      NET CASH USED BY FINANCING ACTIVITIES.......................              $(33,858)                       $(20,846)
                                                                          --------------                  --------------

      NET (DECREASE) INCREASE IN CASH

        AND CASH EQUIVALENTS......................................                (5,013)                          5,501

        CASH AND CASH EQUIVALENTS BEGINNING OF PERIOD.............                56,488                          27,557
                                                                          ==============                  ==============

        CASH AND CASH EQUIVALENTS END OF PERIOD...................              $ 51,475                        $ 33,058
                                                                          ==============                  ==============


                                       (3)

SUFFOLK BANCORP AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1) GENERAL

     In the opinion of management, the accompanying unaudited consolidated financial statements of Suffolk Bancorp and its consolidated subsidiaries have been prepared to reflect all adjustments (consisting solely of normal recurring accruals) necessary for a fair presentation of the financial condition and results of operations for the periods presented. Certain information and footnotes normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Notwithstanding, management believes that the disclosures are adequate to prevent the information from misleading the reader, particularly when the accompanying consolidated financial statements are read in conjunction with the audited consolidated financial statements and notes thereto included in the Registrant's annual report and on Form 10-K, for the year ended December 31, 1994.

     The results of operations for the three months ended March 31, 1995 are not necessarily indicative of the results of operations to be expected for the remainder of the year.

(2) IMPACT OF NEW ACCOUNTING STANDARDS

     Effective January 1, 1995, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan" ("Statement 114") as amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures", ("Statement 118").

     Statement 114 generally requires all creditors to account for impaired loans, except those loans that are accounted for at fair value or at the lower of cost or fair value, at the present value of the expected future cash flows discounted at the loan's effective interest rate. Statement 114 did not have a material effect on the Company's financial condition or results of operations. Statement 114 also provides that in-substance foreclosured loans should not be included in OREO for financial reporting purposes, but rather should be included in the loan portfolio.

     Statement 118 amends Statement 114 to allow a creditor to use existing methods for recognizing interest income on an impaired loan. This statement also amends the disclosure requirements of Statement 114 to require information about the recorded investment in certain impaired loans and about how a creditor recognizes interest income related to those impaired loans. Statement 118 did not have a material effect on the Company's financial condition or results of operations.

(3) SUBSEQUENT EVENTS

     On May 2, 1995, the Board of Directors of Suffolk Bancorp approved the repurchase of up to 380,000 shares or approximately ten percent of the company's common stock now outstanding. Purchases will be made from time to time whenever prices are appropriate. The shares will be used for various corporate purposes, or held for re-issue at some point in the future.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION for the Three Month Period ended March 31, 1995 and 1994

NET INCOME

     Net income was $2,201,000 for the quarter, ahead 15.4 percent from $1,907,000 posted during the same period last year. Earnings-per-share for the quarter were $0.58 versus $0.56.

INTEREST INCOME

     Interest income was $14,754,000 for the first quarter 1995, ahead 37.7 percent from the $10,711,000 posted for the same quarter in 1994. Average net loans for the first quarter of 1995 totaled $528,336,000, compared to $411,577,000 for the same period of 1994. A major factor contributing to the increase was the acquisition of Hamptons Bancshares. During the first quarter of 1995, the yield on average earning assets of $753,074,000 have increased to 7.97 percent, up from 7.30 percent on average earnings assets of $601,007,000 during first quarter 1994.

INTEREST EXPENSE

     Interest expense for the first quarter 1995 was $4,998,000, ahead 44 percent from the $3,465,000 for the same period of 1994. Average deposits for the first quarter 1995 were $690,818,000, up from $558,861,000 for the comparable period in 1994. The increase resulting from the acquisition of Hampton Bancshares. Other borrowings, in the form of repurchase agreements and federal fund purchases, averaged $37,523,000 during the first quarter 1995, compared to $12,989,000 during first quarter 1994. Other time deposits, which have matured, as well as time certificates of $100,000 or more have been repriced at higher rates of interest during the first quarter of 1995. The variation in deposit balances from quarter to quarter is primarily attributable to seasonal run-off in municipal deposits.

                                       (4)

NET INTEREST INCOME

     Net interest income remains the largest component of the Company's earnings. The net interest income for year to date 1995 was $9,756,000, up from $7,246,000 during the same period of 1994, an increase of 34.6 percent. Net interest margin, on a fully tax equivalent basis, for first quarter 1995 was
5.32 percent compared to 4.99 percent for the first quarter 1994. Rates have increased more rapidly on assets than liabilities. However, the bulk of the increase is attributable to the acquisition of Hamptons Bancshares.

     As asset-quality has improved and stabilized since the most recent recession, and as the troubled assets acquired from Hamptons have been disposed of, the provision for possible loan losses has become a less significant adjustment to net interest income. The following table presents the resulting coverage of troubled assets:

- -----------------------------------------------------------------------------------------------------------------------------
                                                         LAST 12        MAR. 31         DEC. 31        SEP. 30        JUN. 30
COVERAGE RATIO'S                                          MONTHS           1995            1994           1994           1994
- -----------------------------------------------------------------------------------------------------------------------------
         Net Charge-offs/Average Net Loans (annualized)    0.34%          0.24%           0.07%          0.71%          0.33%
         Allowance for loan losses/non-accrual,
         restructured, & OREO                             71.21%         77.69%          77.39%         72.02%         57.73%
         Allowance for loan losses/loans, Net of Discount  1.20%          1.14%           1.16%          1.19%          1.29%
=============================================================================================================================


OTHER INCOME

         Other income increased to $1,521,000 for the three months ended March, 31, 1995 compared to $1,011,000 for the same period during 1994. Service charges on deposit accounts for the year to date 1995 totaled $903,000, up from $543,000 for the first three months of 1994. The increase is the result of the merger with Hamptons Bancshares. Included in other income are revenues of the Island Computer Corporation, which have remained constant for each period.

OTHER EXPENSE

         Other expenses for the first quarter 1995 were $7,715,000, up 45.3 percent from $5,310,000 for the comparable period 1994. This increase is the result of increased payroll, occupancy and regulatory expenses primarily as the result of the merger with Hamptons Bancshares.

CAPITAL RESOURCES

         Stockholders' equity totaled $78,873,000 on March 31, 1995, an increase of $1,780,000 from $77,093,000 on December 31, 1994. The ratio of equity to assets was 10.1 percent at March 31, 1995 and 9.5 percent at December 31, 1994.

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

         The following is an unaudited pro forma summary of the consolidated results of operations for the three months ended March 31, 1995 and 1994, assuming the aforementioned acquisition had occurred on January 1, 1994. This summary includes amortization of the excess cost of assets over fair value, and all purchase accounting adjustments, beginning January 1, 1994. The pro forma results are not necessarily indicative of the results which would have actually been attained if the acquisition had been consummated in the past or what may be attained in the future.

                                       (5)

Pro Forma Results of Operations: (in thousands of dollars except per share)

- ----------------------------------------------------------------------------------------------------------
THREE MONTHS ENDED MARCH 31,                                       1995                               1994
- ----------------------------------------------------------------------------------------------------------
                          Interest Income                       $14,754                            $13,674
                         Interest Expense                         4,998                              4,212
- ----------------------------------------------------------------------------------------------------------
                      Net Interest Income                       $ 9,756                            $ 9,462
       Provision for Possible Loan Losses                           190                                225
                             Other Income                         1,521                              1,242
                           Other Expenses                         7,715                              7,879
- ----------------------------------------------------------------------------------------------------------
                    Net Operating Expense                       $ 6,194                            $ 6,637
Income Before Taxes and Cumulative Effect
        of Change in Accounting Principle                         3,372                              2,600
               Provision for Income Taxes                         1,171                                898
- ----------------------------------------------------------------------------------------------------------
                               Net Income                       $ 2,201                            $ 1,702
                       Earnings-Per-Share                       $  0.58                            $  0.45
- ----------------------------------------------------------------------------------------------------------
                           Average Shares                     3,799,674                          3,798,798
==========================================================================================================





                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       SUFFOLK BANCORP

Date:   May 15, 1995                   /s/ Edward J. Merz
                                       ------------------------------
                                       Edward J. Merz
                                       President & Chief Executive
                                       Officer

Date:   May 15, 1995                   /s/ Victor F. Bozuhoski, Jr.
                                       ------------------------------
                                       Victor F. Bozuhoski, Jr.
                                       Executive Vice President,
                                       Treasurer & Chief Financial Officer

                                       (6)

                                EXHIBIT INDEX
                                -------------

                    Exhibit 27  - Financial Data Schedule