Form 10-Q
period 1995-06-30
SUFFOLK BANCORP
filed 1995-08-10
CIK 754673

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended June 30, 1995

Commission file number 0-13580

                                 SUFFOLK BANCORP
--------------------------------------------------------------------------------
             (exact name of registrant as specified in its charter)

         New York State                                            11-2708279
-----------------------------------------------------------------------------------
(State or other jurisdiction of incorporation or organization)   (I.R.S. Employer
                                                                Identification No.)

6 West Second Street, Riverhead, New York                             11901
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                            (Zip Code)


                                 (516) 727-2700
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                 NOT APPLICABLE
--------------------------------------------------------------------------------
              (former name, former address and former fiscal year
                         if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X  .  No     .
                                             -----     -----

         Indicate the number shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        3,741,673 SHARES OF COMMON STOCK OUTSTANDING AS OF JUNE 30, 1995

SUFFOLK BANCORP AND SUBSIDIARIES

Part I   Financial Information                                                           page
         Consolidated Statements of Condition                                             1

         Consolidated Statements of Income,
         For the Three Months Ended June 30, 1995 and 1994                                2

         Consolidated Statements of Income,
         For the Six Months Ended June 30, 1995 and 1994                                  3

         Statements of Cash Flows, For the Six Months Ended June 30, 1995 and 1994        4

         Notes to the Unaudited Consolidated Financial Statements                         5

         Management's Discussion and Analysis of Financial Condition and
         Results of Operation                                                             5

Part II   Other Information                                                               6

         Signatures                                                                       7

SUFFOLK BANCORP AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CONDITION (IN THOUSANDS EXCEPT NUMBER OF SHARES)

                                                                                           JUNE 30, 1995   DECEMBER 31, 1994
ASSETS
Cash and Due From Banks ...............................................................        $  38,819           $  56,488
Federal Funds Sold ....................................................................           48,700                --

Investment Securities:
   United States Treasury Obligations; Available for Sale .............................           70,762              68,261
 Held to Maturity:
   United States Treasury Obligations .................................................           34,072              57,091
   Obligations of States and Political Subdivisions ...................................           13,493              36,780
   U.S. Govt. Agency Obligations ......................................................           30,765              31,871
   Corporate Bonds and Other Securities ...............................................              638                 638
                                                                                               ---------           ---------
     Total Investment Securities ......................................................          149,730             194,641

Total Loans, Net of Unearned Income ...................................................          528,990             535,646
  Less: Allowance for Possible Loan Losses ............................................            6,050               6,213
                                                                                               ---------           ---------
      Net Loans .......................................................................          522,940             529,433

Premises and Equipment ................................................................           12,435              12,428
Other Real Estate Owned ...............................................................            1,634               2,265
Accrued Interest Receivable, Net ......................................................            4,028               4,007
Excess Cost Over Fair Value of Net Assets Acquired ....................................            3,167               3,348
Other Assets ..........................................................................            9,422               9,044
                                                                                               ---------           ---------
      TOTAL ASSETS ....................................................................        $ 790,875           $ 811,654
                                                                                               =========           =========
LIABILITIES
Demand Deposits .......................................................................        $ 150,125           $ 147,133
Savings, N.O.W. and Money Market Deposits .............................................          350,894             408,838
Time Certificates of $100,000 or More .................................................           25,035              23,767
Other Time Deposits ...................................................................          181,550             144,255
                                                                                               ---------           ---------
   Total Deposits .....................................................................          707,604             723,993

Federal Funds Purchased ...............................................................             --                 4,300
Dividends Payable on Common Stock .....................................................              753                 722
Accrued Interest Payable ..............................................................            1,631               1,100
Other Liabilities .....................................................................            2,407               4,446
                                                                                               ---------           ---------
      TOTAL LIABILITIES ...............................................................        $ 712,395           $ 734,561

STOCKHOLDERS' EQUITY

Common Stock (Par Value $5.00; 7,500,000 authorized;
   3,799,674 issued at June 30, 1995 and
   December 31, 1994, respectively) ...................................................        $  18,998           $  18,998
Surplus ...............................................................................           18,373              18,373
Unrealized Gain (Loss) on Investments
    Available for Sale, Net of Tax ....................................................              271                (443)
Treasury Stock (66,301 Shares) ........................................................             (332)               --
Undivided Profits .....................................................................           41,170              40,165
                                                                                               ---------           ---------
   TOTAL STOCKHOLDERS' EQUITY .........................................................        $  78,480           $  77,093
                                                                                               ---------           ---------
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .........................................        $ 790,875           $ 811,654
                                                                                               =========           =========


See accompanying notes to consolidated financial statements.

                                       (1)

SUFFOLK BANCORP AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
(FOR THE THREE MONTHS ENDED JUNE 30,)

                                                       1995              1994
INTEREST INCOME
Loans (including fee income) ............        $   12,167        $   10,564
Federal Funds Sold ......................               324               217
United States Treasury Securities .......             1,346             1,159
Obligations of States and
   Political Subdivisions ...............               408               418
U.S. Govt. Agency Obligations ...........               517               512
Corporate Bonds and Other Securities ....                 9                10
                                                 ----------        ----------
    Total Interest Income ...............            14,771            12,880

INTEREST EXPENSE

Savings, N.O.W. and Money Market
   Deposits .............................             2,125             2,320
Time Certificates of $100,000 or more ...               265                95
Other Time Deposits .....................             2,588             1,454
Federal Funds Purchased .................              --                  14
Interest on Other Borrowings ............                30              --
Interest on Mortgages ...................                43                37
                                                 ----------        ----------
    Total Interest Expense ..............             5,051             3,920
                                                 ----------        ----------

    Net Interest Income .................             9,720             8,960
Provision For Possible Loan Losses ......               115               330
                                                 ----------        ----------
    Net Interest Income After Provision
      For Possible Loan Losses ..........             9,605             8,630

OTHER INCOME
Service Charges on Deposit Accounts .....               897               827
Other Service Charges, Commissions
   & Fees ...............................               392               328
Fiduciary Activities ....................               121               115
Other Operating Income ..................               265               158
                                                 ----------        ----------
    Total Other Income ..................             1,675             1,428

OTHER EXPENSE

Salaries and Employee Benefits ..........             4,201             3,743
Net Occupancy Expense ...................               638               589
Equipment Expense .......................               816               704
Other Operating Expense .................             2,444             2,302
                                                 ----------        ----------
    Total Other Expense .................             8,099             7,338
                                                 ----------        ----------

Income Before Income Taxes ..............             3,181             2,720
Provision For Income Taxes ..............             1,150             1,110
                                                 ----------        ----------
NET INCOME ..............................        $    2,031        $    1,610
                                                 ==========        ==========

Earnings Per Share ......................        $     0.54        $     0.42
                                                 ==========        ==========

Average Shares ..........................         3,780,195         3,741,574


See accompanying notes to consolidated financial statements.

                                       (2)

SUFFOLK BANCORP AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME (IN THOUSANDS EXCEPT PER SHARE AMOUNTS) (FOR THE SIX MONTHS ENDED JUNE 30,)

                                                       1995              1994
INTEREST INCOME
Loans (including fee income) ............        $   23,956        $   19,429
Federal Funds Sold ......................               397               259
United States Treasury Securities .......             3,281             2,489
Obligations of States and
   Political Subdivisions ...............               828               865
U.S. Govt. Agency Obligations ...........             1,044               525
Corporate Bonds and Other Securities ....                19                24
                                                 ----------        ----------
    Total Interest Income ...............            29,525            23,591

INTEREST EXPENSE
Savings, N.O.W. and Money Market
   Deposits .............................             4,302             4,219
Time Certificates of $100,000 or more ...               555               166
Other Time Deposits .....................             4,499             2,834
Federal Funds Purchased .................                86               122
Interest on Other Borrowings ............               512                 7
Interest on Mortgages ...................                95                37
                                                 ----------        ----------
    Total Interest Expense ..............            10,049             7,385
                                                 ----------        ----------

    Net Interest Income .................            19,476            16,206
Provision For Possible Loan Losses ......               305               480
                                                 ----------        ----------
    Net Interest Income After Provision
      For Possible Loan Losses ..........            19,171            15,726

OTHER INCOME
Service Charges on Deposit Accounts .....             1,800             1,370
Other Service Charges, Commissions
   & Fees ...............................               752               565
Fiduciary Activities ....................               236               225
Other Operating Income ..................               408               279
                                                 ----------        ----------
    Total Other Income ..................             3,196             2,439

OTHER EXPENSE
Salaries and Employee Benefits ..........             8,398             6,737
Net Occupancy Expense ...................             1,251             1,004
Equipment Expense .......................             1,617             1,198
Other Operating Expense .................             4,548             3,709
                                                 ----------        ----------
    Total Other Expense .................            15,814            12,648
                                                 ----------        ----------

Income Before Income Taxes ..............             6,553             5,517
Provision For Income Taxes ..............             2,321             2,000
                                                 ----------        ----------
NET INCOME ..............................        $    4,232        $    3,517
                                                 ==========        ==========
Earnings Per Share ......................        $     1.12        $     0.98
                                                 ==========        ==========
Average Shares ..........................         3,789,881         3,583,414


See accompanying notes to consolidated financial statements.

                                       (3)

SUFFOLK BANCORP AND SUBSIDIARIES
UNAUDITED STATEMENTS OF CASH FLOWS (IN THOUSANDS)
(FOR THE SIX MONTHS ENDED JUNE 30,)

                                                                      1995              1994
NET INCOME ..............................................        $   4,232         $   3,517
ADJUSTMENT TO RECONCILE NET INCOME TO NET CASH
  PROVIDED BY OPERATING ACTIVITIES:
    Provision for Loan Losses ...........................              305               480
    Depreciation ........................................            1,047               679
    Amortization of Excess of Cost
      Over Fair Value of Net Assets Acquired ............              181               156
    Accretion of Discounts ..............................             (549)             (972)
    Amortization of Premiums ............................               50                54
    Increase in Accrued Interest Receivable .............              (21)             (949)
    Increase in Other Assets ............................             (378)           (2,862)
    Increase in Dividends Payable on Common Stock .......               31                68
    Increase (Decrease) in Accrued Interest Payable .....              531              (585)
    (Decrease) Increase in Other Liabilities ............           (2,039)              830
    Other, Net ..........................................             --                 340
                                                                 ---------         ---------
      NET CASH PROVIDED BY OPERATING ACTIVITIES .........        $   3,390         $     756
                                                                 ---------         ---------

CASH FLOWS FROM INVESTING ACTIVITIES
    Principal Payments on Investment Securities .........        $   1,189         $     545
    Maturities of Investments - Available for Sale ......           33,286            64,000
    Purchases of Investments - Available for Sale .......          (35,564)          (39,169)
    Maturities of Investments - Held to Maturity ........           78,085            25,761
    Purchases of Investments - Held to Maturity .........          (31,586)           (2,237)
    Investments Acquired from Hampton Bancshares ........             --             (34,929)
    Loan Disbursements and Repayments, Net ..............            4,944           (24,128)
    Net Loans Acquired from Hampton Bancshares ..........             --             (86,422)
    Purchases of Premises and Equipment, Net ............           (1,054)             (242)
    Premises & Equipment Acquired from Hampton Bancshares             --              (8,244)
    Acquisition of Hampton Bancshares, Net ..............             --               4,980
    Disposition of OREO Property ........................              844              --
                                                                 ---------         ---------
      NET CASH PROVIDED BY INVESTING ACTIVITIES .........        $  50,144         $(100,085)
                                                                 ---------         ---------

CASH FLOWS FROM FINANCING ACTIVITIES
    Net (Decrease) Increase in Deposit Accounts .........        $ (16,389)        $   9,862
    Net Deposits Acquired from Hampton Bancshares .......             --             142,227
    Net Proceeds from Other Borrowings ..................           (4,300)           (4,483)
    Treasury Stock Acquired .............................             (332)             --
    Common Stock Sold for Cash ..........................             --                  10
    Dividends Paid to Stockholders ......................           (1,482)           (1,155)
                                                                 ---------         ---------
      NET CASH USED BY FINANCING ACTIVITIES .............        $ (22,503)        $ 146,461
                                                                 ---------         ---------

      NET (DECREASE) INCREASE IN CASH
        AND CASH EQUIVALENTS ............................           31,031            47,132

        CASH AND CASH EQUIVALENTS BEGINNING OF PERIOD ...           56,488            27,557
                                                                 =========         =========

        CASH AND CASH EQUIVALENTS END OF PERIOD .........        $  87,519         $  74,689
                                                                 =========         =========

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

         The results of operations for the three months and six months ended June 30, 1995, are not necessarily indicative of the results of operations to be expected for the remainder of the year.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION for the Three and Six Month Period ended June 30, 1995 and 1994

NET INCOME

         Net income was $2,031,000 for the quarter, ahead 26.2 percent from $1,610,000 posted during the same period last year when the company completed the acquisition of Hamptons Bancshares, Inc. Earnings-per-share for the quarter were $0.54 versus $0.42. Net income for the six months ended June 30, 1995 was $4,232,000 compared to $3,517,000 for the first six months of 1994, up 20.3 percent for the period. Earnings-per-share for the six months was $1.12 versus $0.98.

INTEREST INCOME

         Interest income was $14,771,000 for the second quarter 1995, ahead 14.7 percent from the $12,880,000 posted for the same quarter in 1994. Average net loans for the second quarter of 1995 totaled $528,808,000, compared to $503,169,000 for the same period of 1994. During the second quarter of 1995, the yield on average earning assets of $722,924,000 increased to 8.31 percent, up from 7.39 percent on average earning assets of $709,890,000 during second quarter 1994. Interest income was $29,525,000 for the first six months of 1995, up 25.2 percent from $23,591,000 posted for the same period in 1994. Interest income has been impacted by higher rates of interest as well as greater loan balances outstanding.

                                       (5)

INTEREST EXPENSE

         Interest expense for the second quarter 1995 was $5,051,000, ahead 28.9 percent from the $3,920,000 for the same period of 1994. Average deposits for the second quarter 1995 were $701,262,000, up from $692,729,000 for the comparable period in 1994. Other borrowings, in the form of repurchase agreements and federal funds purchased, averaged $1,998,000 during the second quarter 1995, compared to $1,336,000 during second quarter 1994. Other time deposits which have matured, as well as time certificates of $100,000 or more have been repriced at higher rates of interest during the second quarter of 1995. The variation in deposit balances from quarter to quarter is primarily attributable to increases in other time deposits. Interest expense for the six months ended June 30, 1995 was $10,049,000, up from $7,385,000 for the same period of 1994, an increase of 36.1 percent. Interest paid on deposits reflects the rise in interest rates as maturing certificates of deposit reprice at higher rates.

NET INTEREST INCOME

         Net interest income remains the largest component of the Company's earnings. The net interest income for year to date 1995 was $19,476,000, up from $16,206,000 during the same period of 1994, an increase of 20.2 percent. Net interest margin, on a fully tax equivalent basis, for second quarter 1995 was
5.51 percent compared to 5.18 percent for the second quarter 1994. Net interest income for the first six months of 1995 was $19,476,000, up from $16,206,000 during the same period of 1994, an increase of 20.2 percent. Net interest margin, on a fully tax equivalent basis, for the first six months of 1995 was
5.41 percent compared to 5.10 percent for the first half of 1994. Rates have increased more rapidly on assets than liabilities.

         As asset-quality has improved and stabilized since the most recent recession, and as the troubled assets acquired from Hamptons have been disposed of, the provision for possible loan losses has become a less significant adjustment to net interest income. The following table presents the resulting coverage of troubled assets:

-----------------------------------------------------------------------------------------------------------------------------------
                                                               LAST 12        JUNE 30         MAR. 31        DEC. 31        SEP. 30
COVERAGE RATIO'S                                                MONTHS           1995            1995           1994           1994
-----------------------------------------------------------------------------------------------------------------------------------
         Net Charge-offs/Average Net Loans (annualized)          0.31%          0.12%           0.24%          0.15%          0.71%
         Allowance for loan losses/non-accrual,
         restructured, & OREO                                   79.22%         89.78%          77.69%         77.39%         72.02%
         Allowance for loan losses/loans, Net of Discount        1.17%          1.16%           1.14%          1.18%          1.19%
===================================================================================================================================

OTHER INCOME

         Other income increased to $1,675,000 for the three months ended June, 30, 1995 compared to $1,428,000 for the same period during 1994. Service charges on deposit accounts for the year to date 1995 totaled $1,800,000, up from $1,370,000 for the first six months of 1994. Included in other income are revenues of the Island Computer Corporation, of which The Suffolk County National Bank represents 92 percent of its business. Other income for the six months ended June 30, 1995 was $3,196,000, an increase of 31 percent over other income of $2,439,000 for the six months ended June 30, 1994. The increase is attributable to a larger deposit base and related account activity.

OTHER EXPENSE

         Other expenses for the second quarter 1995 were $8,099,000, up 10.4 percent from $7,338,000 for the comparable period 1994. Other expenses for the first half of 1995 was $15,814,000, up 25 percent from $12,648,000 for the comparable period 1994.

CAPITAL RESOURCES

         Stockholders' equity totaled $78,480,000 on June 30, 1995, an increase of $1,387,000 from $77,093,000 on December 31, 1994. The ratio of equity to assets was 9.9 percent at June 30, 1995 and 9.2 percent at December 31, 1994.

                                     PART II

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         See item 4 of attached Form 8-K.

                                       (6)

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                                                  SUFFOLK BANCORP

Date:  August 10, 1995                       /s/ Edward J. Merz
                                             ------------------------------
                                             Edward J. Merz
                                             President & Chief Executive
                                             Officer






Date:  August 10, 1995                       /s/ Victor F. Bozuhoski, Jr.
                                             ------------------------------
                                             Victor F. Bozuhoski, Jr.
                                             Executive Vice President,
                                             Treasurer & Chief Financial Officer




                                       (7)

                                EXHIBIT INDEX


                     Exhibit 27 - Financial Data Schedule