Form 10-Q
period 1995-09-30
SUFFOLK BANCORP
filed 1995-11-14
CIK 754673

                             Washington, D.C. 20549

                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended September 30, 1995

Commission file number 0-13580
                      --------

                                 SUFFOLK BANCORP
--------------------------------------------------------------------------------
             (exact name of registrant as specified in its charter)

         New York State                                          11-2708279
--------------------------------------------------------------------------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)


6 West Second Street, Riverhead, New York                          11901
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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      3,688,873 SHARES OF COMMON STOCK OUTSTANDING AS OF SEPTEMBER 30, 1995

SUFFOLK BANCORP AND SUBSIDIARIES

Part I   Financial Information                                                                           page
         Consolidated Statements of Condition                                                               1

         Consolidated Statements of Income,
         For the Three Months Ended September 30, 1995 and 1994                                             2

         Consolidated Statements of Income,
         For the Nine Months Ended September 30, 1995 and 1994                                              3

         Statements of Cash Flows, For the Nine Months Ended September 30, 1995 and 1994                    4

         Notes to the Unaudited Consolidated Financial Statements                                           5

         Management's Discussion and Analysis of Financial Condition and
         Results of Operation                                                                               5

Part II  Other Information                                                                                  6

         Signatures                                                                                         7

SUFFOLK BANCORP AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CONDITION (in thousands except number of shares)

                                                                              September 30, 1995        December 31, 1994
ASSETS
Cash and Due From Banks ................................................               $  37,487                $  56,488
Federal Funds Sold .....................................................                  61,700                     --

Investment Securities:
   United States Treasury Obligations; Available for Sale ..............                  91,099                   68,261
 Held to Maturity:
   United States Treasury Obligations ..................................                  24,063                   57,091
   Obligations of States and Political Subdivisions ....................                  18,099                   36,780
   U.S. Govt. Agency Obligations .......................................                  30,132                   31,871
   Corporate Bonds and Other Securities ................................                     638                      638
                                                                                       ---------                ---------
     Total Investment Securities .......................................                 164,031                  194,641

Total Loans, Net of Unearned Income ....................................                 516,308                  535,646
  Less: Allowance for Possible Loan Losses .............................                   6,111                    6,213
                                                                                       ---------                ---------
      Net Loans ........................................................                 510,197                  529,433

Premises and Equipment, Net ............................................                  12,170                   12,428
Other Real Estate Owned, Net ...........................................                   1,489                    2,265
Accrued Interest Receivable, Net .......................................                   3,641                    4,007
Excess Cost Over Fair Value of Net Assets Acquired .....................                   3,077                    3,348
Other Assets ...........................................................                   9,712                    9,044
                                                                                       ---------                ---------
      TOTAL ASSETS .....................................................               $ 803,504                $ 811,654
                                                                                       =========                =========

LIABILITIES

Demand Deposits ........................................................               $ 156,775                $ 147,133
Savings, N.O.W. and Money Market Deposits ..............................                 343,175                  408,838
Time Certificates of $100,000 or More ..................................                  26,214                   23,767
Other Time Deposits ....................................................                 187,456                  144,255
                                                                                       ---------                ---------
   Total Deposits ......................................................                 713,620                  723,993

Federal Funds Purchased ................................................                    --                      4,300
Other Borrowings .......................................................                   5,540                     --
Dividends Payable on Common Stock ......................................                     739                      722
Accrued Interest Payable ...............................................                   1,794                    1,100
Other Liabilities ......................................................                   2,939                    4,446
                                                                                       ---------                ---------
      TOTAL LIABILITIES ................................................               $ 724,632                $ 734,561

STOCKHOLDERS' EQUITY

Common Stock (Par Value $5.00; 7,500,000 authorized;
   3,799,674 Issued at September 30, 1995 and
   December 31, 1994, respectively) ....................................               $  18,998                $  18,998
Surplus ................................................................                  18,373                   18,373
Unrealized Gain (Loss) on Investments
    Available for Sale, Net of Tax .....................................                     229                     (443)
Treasury Stock (110,801 Shares) ........................................                    (554)                    --
Undivided Profits ......................................................                  41,826                   40,165
                                                                                       ---------                ---------
   TOTAL STOCKHOLDERS' EQUITY ..........................................               $  78,872                $  77,093
                                                                                       ---------                ---------
   TOTAL LIABILITIES AND
   STOCKHOLDERS' EQUITY ................................................               $ 803,504                $ 811,654
                                                                                       =========                =========


See accompanying notes to consolidated financial statements.

                                       (1)

SUFFOLK BANCORP AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME (in thousands except per share amounts) (For the Three Months Ended September 30,)

                                                         1995                1994
INTEREST INCOME
Loans (including fee income) ............          $   11,970          $   11,372
Federal Funds Sold ......................                 775                 308
United States Treasury Securities .......               1,481               1,412
Obligations of States and
   Political Subdivisions ...............                 203                 376
U.S. Govt. Agency Obligations ...........                 508                 523
Corporate Bonds and Other Securities ....                  10                   8
                                                   ----------          ----------
    Total Interest Income ...............              14,947              13,999

INTEREST EXPENSE
Savings, N.O.W. and Money Market Deposits               2,088               2,444
Time Certificates of $100,000 or more ...                 223                 106
Other Time Deposits .....................               2,780               1,496
Federal Funds Purchased .................                --                     2
Interest on Other Borrowings ............                  27                --
Interest on Mortgages ...................                --                    39
                                                   ----------          ----------
    Total Interest Expense ..............               5,118               4,087
                                                   ----------          ----------

    Net Interest Income .................               9,829               9,912
Provision For Possible Loan Losses ......                  75                 130
                                                   ----------          ----------
    Net Interest Income After Provision
      For Possible Loan Losses ..........               9,754               9,782

OTHER INCOME
Service Charges on Deposit Accounts .....               1,091                 780
Other Service Charges, Commissions & Fees                 445                 451
Fiduciary Activities ....................                 131                 105
Other Operating Income ..................                 197                 182
                                                   ----------          ----------
    Total Other Income ..................               1,864               1,518

OTHER EXPENSE
Salaries and Employee Benefits ..........               4,002               3,810
Net Occupancy Expense ...................                 715                 657
Equipment Expense .......................                 767                 758
Other Operating Expense .................               1,745               2,296
                                                   ----------          ----------
    Total Other Expense .................               7,229               7,521
                                                   ----------          ----------

Income Before Income Taxes ..............               4,389               3,779
Provision For Income Taxes ..............               1,713               1,155
                                                   ----------          ----------
NET INCOME ..............................          $    2,676          $    2,624
                                                   ==========          ==========

Earnings Per Share ......................          $     0.71          $     0.69
                                                   ==========          ==========

Average Shares ..........................           3,716,770           3,799,088


See accompanying notes to consolidated financial statements.

                                       (2)

SUFFOLK BANCORP AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME (in thousands except per share amounts) (For the Nine Months Ended September 30,)

                                                         1995                1994
INTEREST INCOME
Loans (including fee income) ............          $   35,926          $   30,801
Federal Funds Sold & Securities Purchased
   Under Agreements to Resell ...........               1,172                 567
United States Treasury Securities .......               4,762               3,901
Obligations of States and
   Political Subdivisions ...............               1,031               1,241
U.S. Govt. Agency Obligations ...........               1,552               1,048
Corporate Bonds and Other Securities ....                  29                  32
                                                   ----------          ----------
    Total Interest Income ...............              44,472              37,590

INTEREST EXPENSE
Savings, N.O.W. and Money Market Deposits               6,390               6,663
Time Certificates of $100,000 or more ...                 778                 272
Other Time Deposits .....................               7,279               4,330
Federal Funds Purchased .................                  86                  77
Interest on Other Borrowings ............                 539                  54
Interest on Mortgages ...................                  95                  76
                                                   ----------          ----------
    Total Interest Expense ..............              15,167              11,472
                                                   ----------          ----------

    Net Interest Income .................              29,305              26,118
Provision For Possible Loan Losses ......                 380                 610
                                                   ----------          ----------
    Net Interest Income After Provision
      For Possible Loan Losses ..........              28,925              25,508

OTHER INCOME
Service Charges on Deposit Accounts .....               2,891               2,150
Other Service Charges, Commissions & Fees               1,197               1,016
Fiduciary Activities ....................                 367                 330
Other Operating Income ..................                 605                 461
                                                   ----------          ----------
    Total Other Income ..................               5,060               3,957

OTHER EXPENSE
Salaries and Employee Benefits ..........              12,400              10,547
Net Occupancy Expense ...................               1,966               1,661
Equipment Expense .......................               2,384               1,956
Other Operating Expense .................               6,293               6,005
                                                   ----------          ----------
    Total Other Expense .................              23,043              20,169
                                                   ----------          ----------

Income Before Income Taxes ..............              10,942               9,296
Provision For Income Taxes ..............               4,034               3,155
                                                   ----------          ----------
NET INCOME ..............................          $    6,908          $    6,141
                                                   ==========          ==========

Earnings Per Share ......................          $     1.83          $     1.68
                                                   ==========          ==========

Average Shares ..........................           3,765,620           3,656,095


See accompanying notes to consolidated financial statements.

                                       (3)

SUFFOLK BANCORP AND SUBSIDIARIES
UNAUDITED STATEMENTS OF CASH FLOWS (in thousands)
(For the Nine Months Ended September 30,)

                                                                     1995                1994
NET INCOME ...........................................          $   6,908           $   6,141
ADJUSTMENT TO RECONCILE NET INCOME TO NET CASH
  PROVIDED BY OPERATING ACTIVITIES:

    Provision for Loan Losses ........................                380                 610
    Depreciation .....................................              1,545               1,167
    Amortization of Excess of Cost
      Over Fair Value of Net Assets Acquired .........                272                 277
    Accretion of Discounts ...........................             (1,455)             (1,431)
    Amortization of Premiums .........................                161                  79
    Increase (Decrease) in Accrued Interest Receivable                366              (1,079)
    Increase in Other Assets .........................               (668)               (551)
    Increase in Dividends Payable on Common Stock ....                 17                 106
    Increase in Accrued Interest Payable .............                695                 104
    (Decrease) Increase in Other Liabilities .........             (1,507)                116
    Other, Net .......................................               --                   165
                                                                ---------           ---------
      NET CASH PROVIDED BY OPERATING ACTIVITIES ......          $   6,714           $   5,704
                                                                ---------           ---------

CASH FLOWS FROM INVESTING ACTIVITIES

    Principal Payments on Investment Securities ......          $   1,864           $   1,295
    Maturities of Investments - Available for Sale ...             92,515             114,000
    Purchases of Investments - Available for Sale ....           (114,091)            (88,902)
    Maturities of Investments - Held to Maturity .....             60,878              31,729
    Purchases of Investments - Held to Maturity ......             (9,262)            (25,398)
    Loan Disbursements and Repayments, Net ...........             16,222             (21,596)
    Purchases of Premises and Equipment, Net .........             (1,288)             (1,002)
    Acquisition of Hampton Bancshares, Net ...........               --                14,938
    Disposition of OREO Property .....................              1,070                --
                                                                ---------           ---------
      NET CASH PROVIDED BY INVESTING ACTIVITIES ......          $  47,908           $  25,064
                                                                ---------           ---------

CASH FLOWS FROM FINANCING ACTIVITIES

    Net Increase in Deposit Accounts .................          $ (10,374)          $  (1,379)
    Net Proceeds from (Repayment of) Other Borrowings               1,240              (6,500)
    Treasury Stock Acquired ..........................               (554)               --
    Common Stock Sold for Cash .......................               --                    26
    Dividends Paid to Stockholders ...................             (2,235)             (1,801)
                                                                ---------           ---------
      NET CASH USED BY FINANCING ACTIVITIES ..........          $ (11,923)          $  (9,654)
                                                                ---------           ---------

      NET INCREASE IN CASH
        AND CASH EQUIVALENTS .........................             42,699              21,114

        CASH AND CASH EQUIVALENTS BEGINNING OF PERIOD              56,488              27,557
                                                                ---------           ---------

        CASH AND CASH EQUIVALENTS END OF PERIOD ......          $  99,187           $  48,671
                                                                =========           =========


See accompanying notes to consolidated financial statements.

                                       (4)

SUFFOLK BANCORP AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1) GENERAL

         In the opinion of management, the accompanying unaudited consolidated financial statements of Suffolk Bancorp and its consolidated subsidiaries have been prepared to reflect all adjustments (consisting solely of normally recurring accruals) necessary for a fair presentation of the financial condition and results of operations for the periods presented. Certain information and footnotes normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Notwithstanding, management believes that the disclosures are adequate to prevent the information from misleading the reader, particularly when the accompanying consolidated financial statements are read in conjunction with the audited consolidated financial statements and notes thereto included in the Registrant's annual report and on Form 10-K, for the year ended December 31, 1994.

         The results of operations for the three months and nine months ended September 30, 1995, are not necessarily indicative of the results of operations to be expected for the remainder of the year.

(2) IMPACT OF NEW ACCOUNTING STANDARDS

         Effective January 1, 1995, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan" ("Statement 114") as amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures", ("Statement 118").

         Statement 114 generally requires all creditors to account for impaired loans, except those loans that are accounted for at fair value or at the lower of cost or fair value, at the present value of the expected future cash flows discounted at the loan's effective interest rate. Statement 114 did not have a material effect on the Company's financial condition or results of operations. Statement 114 also provides that in-substance foreclosed loans should not be included in OREO for financial reporting purposes, but rather should be included in the loan portfolio.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION for the Three and Nine Month Period ended September 30, 1995 and 1994

NET INCOME

         Net income was $2,676,000 for the quarter, ahead 2.0 percent from $2,624,000 posted during the same period last year when the company completed the acquisition of Hamptons Bancshares, Inc. Earnings-per-share for the quarter were $0.71 versus $0.69. Net Income for the nine months ended September 30, 1995 was $6,908,000 compared to $6,141,000 for the first nine months of 1994, up 12.5 percent for the period. Earnings-per-share for the nine months was $1.83 versus $1.68. Operating results for the nine months ended September 30, 1995 include approximately $245,000 ($427,000 before tax) or $0.07 per share in reduction of other operating expenses associated with the refund of FDIC premiums paid in 1995.

INTEREST INCOME

         Interest income was $14,947,000 for the third quarter 1995, ahead 6.8 percent from the $13,999,000 posted for the same quarter in 1994. Average net loans for the third quarter of 1995 totaled $511,755,000, compared to $514,443,000 for the same period of 1994. During the third quarter of 1995, the yield on average earning assets of $723,789,000 increased to 8.34 percent, up from 7.79 percent on average earning assets of $730,632,000 during third quarter 1994. Interest income was $44,472,000 for the nine months of 1995, up 18.3 percent from $37,590,000 posted for the same period in 1994. Interest income has been impacted by higher rates of interest earned on loans and investment balances.

                                       (5)

INTEREST EXPENSE

         Interest expense for the third quarter of 1995 was $5,118,000, ahead
25.2 percent from the $4,087,000 for the same period of 1994. Average deposits for the third quarter 1995 were $700,915,000, down from $714,268,000 for the comparable period in 1994. Other borrowings, in the form of repurchase agreements and federal funds purchased, averaged $1,866,739 during the third quarter 1995, compared to $120,000 during third quarter 1994. The composition of deposit balances from quarter to quarter has changed. Savings deposits have decreased and other time deposits have increased. Interest expense for the nine months ended September 30, 1995 was $15,167,000, up from $11,472,000 for the same period of 1994, an increase of 32.2 percent. Interest paid on deposit reflects the higher balance of certificates of deposit, as well as the rise in interest rates as maturing certificates of deposit reprice at higher rates.

NET INTEREST INCOME

         Net interest income remains the largest component of the Bank's earnings. The net interest income for year to date 1995 was $29,305,000, up from $26,118,000 during the same period of 1994, an increase of 12.2 percent. Net interest margin, on a fully tax-equivalent basis, for nine months was 5.44 percent compared to 5.25 percent for the same period of 1994. Net interest income for the third quarter of 1995 was $9,829,000, down slightly from $9,912,000 during the same period of 1994. Net interest margin, on a fully tax equivalent basis, for the third quarter of 1995 was 5.51 percent compared to
5.27 percent for the third quarter of 1994. Time deposit balances continue to and consumer loan balances are decreasing due to the rate sensitive nature of these products. Rates have increased more rapidly on assets than liabilities.

         As asset-quality has improved and stabilized since the most recent recession, and as the troubled assets acquired from Hamptons have been disposed of, the provision for possible loan losses has become a less significant adjustment to net interest income. The following table presents the resulting coverage of troubled assets:

---------------------------------------------------------------------------------------------------------------------------
                                                            LAST 12     SEPT. 30        JUNE 30       MAR. 31       DEC. 31
COVERAGE RATIO'S                                             MONTHS         1995           1995          1995          1994
---------------------------------------------------------------------------------------------------------------------------
  Net Charge-offs/Average Net Loans (annualized)              0.13%         0.02%         0.12%         0.24%         0.15%
  Allowance for loan losses/non-accrual,
     restructured, & OREO                                    82.26%        84.19%        89.78%        77.69%        77.39%
  Allowance for loan losses/loans, Net of Discount            1.16%         1.20%         1.16%         1.14%         1.18%
===========================================================================================================================


OTHER INCOME

         Other income increased to $1,864,000 for the three months ended September 30, 1995 compared to $1,518,000 for the same period during 1994. Service charges on deposit accounts for the year to date 1995 totaled $2,891,000, up from $2,150,000 for the nine months of 1994. Included in other income are revenues of the Island Computer Corporation, of which The Suffolk County National Bank represents 92 percent of its business. Other income for the nine months ended September 30, 1995 was $5,060,000, an increase of 28 percent over other income of $3,957,000 for the nine months ended September 30, 1994. The increase is attributable to larger deposits and related service charges.

OTHER EXPENSE

         Other expenses for the third quarter 1995 were $7,229,000, down 4 percent from $7,521,000 for the comparable period in 1994. Other expenses for the nine months ended September 30, 1995 were $23,043,000, up 14 percent from $20,169,000 for the comparable period in 1994.

CAPITAL RESOURCES

         Stockholders' equity totaled $78,872,000 on September 30, 1995, an increase of $1,779,000 from $77,093,000 on December 31, 1994. The ratio of equity to assets was 9.8 percent at September 30, 1995 and 9.2 percent at December 31, 1994.

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

                                                     SUFFOLK BANCORP

Date:  November 14, 1995                    /s/ Edward J. Merz
                                            ------------------------------
                                            Edward J. Merz
                                            President & Chief Executive
                                            Officer

Date:  November 14, 1995                    /s/ Victor F. Bozuhoski, Jr.
                                            ------------------------------
                                            Victor F. Bozuhoski, Jr.
                                            Executive Vice President,
                                            Treasurer & Chief Financial Officer

                                       (7)

                                EXHIBIT INDEX
                                -------------


                Exhibit 27            Financial Data Schedule