Form 10-K
period 1995-12-31
SUFFOLK BANCORP
filed 1996-03-29
CIK 754673

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K


                ANNUAL REPORT PURSUANT TO SECTION 13 OF 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

   For the fiscal year ended December 31, 1995 Commission File Number 0-13580

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

       Registrant's telephone number, including area code: (516) 727-2700



Securities registered pursuant to Section 12(b) of the Act:


Title of each class                  Name of each exchange on which registered
-------------------                  -----------------------------------------
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
                                      ---  ---

Class of Common Stock          Number of Shares Outstanding as of March 1, 1996
---------------------          ------------------------------------------------
  $ 5 Par Value                                  3,379,309

The aggregate market value of the Registrant's Common Stock (based on the most recent sale at $31.00 on March 8, 1996) held by non-affiliates was approximately $98,264,389.


                                       (1)

                       DOCUMENT INCORPORATED BY REFERENCE

         Portions of the Registrant's Proxy Statement for its Annual Meeting of Shareholders to be held April 9, 1996, filed on March 8, 1996. (Part III)


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

Registrant and its subsidiaries had 360 full-time and 55 part-time employees as of December 31, 1995.


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


        Island Computer Corporation Of New York, Inc. ("Island Computer")

Island Computer Corporation of New York, Inc. is a data processing company which serves The Suffolk County National Bank.


                           SUPERVISION AND REGULATION.

References in this section to applicable statutes and regulations are brief summaries only, and do not purport to be complete. The reader should consult such statutes and regulations themselves for a full understanding of the details of their operation.

Registrant is a bank holding company registered under the BHC Act, and is subject to supervision and regulation by the Federal Reserve Board. Federal laws subject bank holding companies to particular restrictions on the types of activities in which they may engage, and to a range of supervisory requirements and activities, including regulatory enforcement actions for violation of laws and policies.


                                       (2)

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

FDICIA requires bank regulators to take "prompt corrective action" to resolve problems associated with insured depository institutions. In the event an institution becomes "undercapitalized," it must submit a capital restoration plan. If an institution becomes "significantly undercapitalized" or "critically undercapitalized," additional and significant limitations are placed on the institution. The capital restoration plan of an undercapitalized institution will not be accepted by the regulators unless each company "having control of" the undercapitalized institution "guarantees" the subsidiary's compliance with the capital restoration plan until it becomes "adequately capitalized." Registrant has control of SCNB for purpose of this statute.

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


                                       (3)

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

Banking Regulation.

SCNB is a national bank, which is subject to regulation and supervision by the Office of the Comptroller of the Currency. SCNB is subject to the requirements and restrictions under federal law, including requirements to maintain reserves against deposits, restrictions on the types and amounts of loans that may be granted and the interest that may be charged thereon, and limitations on the types of investments that may be made and the types of services that may be offered. Various consumer laws and regulations also affect the operations of the banks.

Restrictions on Transactions with Affiliates.

Section 23A of the Federal Reserve Act imposes quantitative and qualitative limits on transactions between a bank and any affiliate, and also requires certain levels of collateral for such loans. It also limits the amount of advances to third parties which are collateralized by the securities or obligations of Registrant or its subsidiaries.

Section 23B requires that certain transactions between SCNB's affiliates must be on terms substantially the same, or at least as favorable, as those prevailing at the time for comparable transactions with or involving other nonaffiliated companies. In the absence of such comparable transactions, any transaction between Registrant and its affiliates must be on terms and under circumstances, including credit standards, that in good faith would be offered to or would apply to nonaffiliated companies.

Restrictions on Subsidiary Bank Dividends.

The Federal Reserve Board and the Comptroller have each issued policy statements to the effect that bank holding companies and national banks should generally only pay dividends out of current operating earnings. The prior approval of the Comptroller is required if the total of all dividends declared by the board of directors of a national bank in any calendar year will exceed the aggregate of the bank's net profits (as defined by regulatory authorities) for that year and its retained net profits for the preceding two years. In addition, national banks can pay dividends only to the extent that retained net profits exceed "bad debts," which are generally defined to include the principal amount of loans that are in arrears as to interest by six months or more and that are not secured and that are not in the process of collection. As of December 31, 1995, SCNB could have declared additional dividends to Registrant of approximately $3.4 million without regulatory approval or restriction. Federal banking regulators also may prohibit federally insured banks from paying dividends if the payment of such dividend would leave the bank "undercapitalized" as defined in FDICIA and the implementing regulations or the payment of dividends would, in light of the financial condition of such bank, constitute an unsafe or unsound practice.

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

Expanding Enforcement Authority.

One of the major additional burdens imposed on the banking industry by FDICIA is the increased ability of banking regulators to


                                       (4)
monitor the activities of banks and their holding companies. In addition, the Federal Reserve Board, Comptroller and FDIC are possessed of extensive authority to police unsafe or unsound practices and violations of applicable laws and regulations by depository institutions and their holding companies. For example, the FDIC may terminate the deposit insurance of any institution which it determines has engaged in an unsafe or unsound practice. The agencies can also assess civil money penalties of up to $1 million per day, issue cease and desist or removal orders, seek injunctions, and publicly disclose such actions. FDICIA, FIRREA and other laws have expanded the agencies' authority in recent years, and the agencies have not yet fully tested the limits of their powers.

Recent Legislation.

As a consequence of the extensive regulation of commercial banking activities in the United States, the business of Registrant and its subsidiaries are particularly susceptible to being affected by enactment of federal and state legislation which may have the effect of increasing or decreasing the cost of doing business, modifying permissible activities or enhancing the competitive position of other financial institutions.

In 1994 the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 was enacted by Congress. Under the act, beginning on September 29, 1995, bank holding companies may acquire banks in any state, notwithstanding contrary state law, and all banks commonly owned by a bank holding company may act as agents for one another. An agent bank may receive deposits, renew time deposits, accept payments, and close and service loans for its principal banks but will not be considered to be a branch of the principal banks.

Banks also may merge with banks in another state and operate either office as a branch, pre-existing contrary state law notwithstanding. This law becomes automatically effective in all states on June 1, 1997, unless (1) the law becomes effective in a given state at any earlier date through legislation in that state; or (2) the law does not become effective at all in a given state if by legislation enacted before June 1, 1997, that state opts out of coverage by the interstate branching provision. Upon consummation of an interstate merger, the resulting bank may acquire or establish branches on the same basis that any participant in the merger could have if the merger had not taken place.

Banks may also merge with branches of banks in other states without merging with the banks themselves, or may establish de novo branches in other states, if the laws of the other states expressly permit such mergers or such interstate de novo branching.

Governmental Monetary Policies and Economic Conditions.

The principal sources of funds essential to the business of banks and bank holding companies are deposits, stockholders' equity and borrowed funds. The availability of these various sources of funds and other potential sources, such as preferred stock or commercial paper, and the extent to which they are utilized, depends on many factors, the most important of which are the FRB's monetary policies and the relative costs of different types of funds. An important function of the FRB is to regulate the national supply of bank credit in order to combat recession and curb inflationary pressure. Among the instruments of monetary policy used by the Federal Reserve Board to implement these objections are open market operations in United States Government securities, changes in the discount rate on bank borrowings, and changes in reserve requirements against bank deposits. The monetary policies of the FRB have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future. In view of the recent changes in regulations affecting commercial banks and other actions and proposed actions by the federal government and its monetary and fiscal authorities, including proposed changes in the structure of banking in the United States, no prediction can be made as to future changes in interest rates, credit availability, deposit levels, the overall performance of banks generally or Suffolk and its subsidiaries in particular.

STATISTICAL DISCLOSURE

Pages 4 through 13 of this Annual Report to Shareholders for the fiscal year ended December 31, 1995.


ITEM 2.  Properties
Registrant

Registrant as such has no physical properties. Office facilities of the Registrant are located at 6 West Second Street, Riverhead, New York.

Bank

The Bank's main offices are also located at 6 West Second Street, Riverhead, New York, which the Bank owns in fee. The Bank owns a total of 17 buildings in fee, and holds 11 buildings under lease agreements.

Island Computer

Island Computer's offices are located at 40 Orville Drive, Bohemia, New York, which Island Computer holds under a lease


                                       (5)
agreement.

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


ITEM 4. Submission of Matters to a Vote of Security Holders

None.


PART II


ITEM 5. Market for Registrant's Common Equity and Related Stockholder Matters

Pages 4 and 16 of this Annual Report to Shareholders for the fiscal year ended December 31, 1995.

At December 31, 1995, there were approximately 1,600 equity holders of record of the Company's common stock.


ITEM 6. Selected Financial Data

Page 25 of this Annual Report to Shareholders for the fiscal year ended December 31, 1995.


ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Pages 5 through 13 of this Annual Report to Shareholders for the fiscal year ended December 31, 1995.


ITEM 8. Financial Statements and Supplementary Data

Pages 14 to 25 of this Annual Report to Shareholders for the fiscal year ended December 31, 1995.

See the following independent auditors' report on the consolidated financial statements as of December 31, 1994 and for each of the years ended December 31, 1994 and 1993 which included an explanatory paragraph describing the adoption of new accounting principles.


                          Independent Auditors' Report

The Stockholders and Board of Directors
Suffolk Bancorp

We have audited the consolidated statement of condition of Suffolk Bancorp and subsidiaries as of December 31, 1994, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the years in the two-year period ended December 31, 1994. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial


                                       (6)
statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Suffolk Bancorp and subsidiaries as of December 31, 1994, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 1994, in conformity with generally accepted accounting principles.

As discussed in notes 1(b) and 8, the Company adopted the provisions of Statement of Accounting Standards Nos. 115, "Accounting for Certain Debt and Equity Securities," effective January 1, 1994, and 109 "Accounting for Income Taxes," effective January 1, 1993.

KPMG Peat Marwick LLP

January 23, 1995


ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Page 11 of Registrant's Proxy Statement for its Annual Meeting of Shareholders to be held on April 9, 1996 is incorporated herein by reference.


                                    PART III

ITEM 10.  Directors and Executive Officers of the Registrant

Pages 1 - 12 of Registrant's Proxy Statement for its Annual Meeting of Shareholders to be held on April 9, 1996 is incorporated herein by reference.

Executive Officers

Name                       Age      Position                      Business Experience
----                       ---      --------                      -------------------
Edward J. Merz             64       President & Chief             12/87 - 12/95 President & CEO
                                    Executive Officer             9/75 - 12/87 President & CAO
                                                                  Employed by The Suffolk County National Bank
                                                                  Since September 1975

Victor F. Bozuhoski, Jr.   57       Executive Vice President &    12/88 - 12/95 EVP & CFO
                                    Chief Financial Officer       12/87 - 12/88 EVP & Comptroller, CFO
                                                                  12/85 - 12/87 SVP & Comptroller
                                                                  1/78 - 12/85 VP & Comptroller
                                                                  Employed by The Suffolk County National Bank
                                                                  Since September 1965.

Ronald M. Krawczyk         46       Executive Vice President      4/94 - 12/95 EVP
                                                                  1/93 - 4/94 President & Chief Executive Officer
                                                                  Bank of the Hamptons
                                                                  Officer of Bank of the Hamptons since 1984
                                                                  Employed by The Suffolk County National Bank
                                                                  Since April 1994

Thomas S. Kohlmann         49       Senior Vice President         2/92 - 12/95 SVP
                                                                  1980 - 1992 SVP Marine Midland Bank
                                                                  Employed by The Suffolk County National Bank
                                                                  Since February 1992

John F. Hanley             49       Senior Vice President         4/86 - 12/95 SVP
                                                                  12/80 - 4/86 VP
                                                                  Employed by The Suffolk County National Bank
                                                                  Since September 1971


                                       (7)

J. Gordon Huszagh          42       Senior Vice President &       12/92 - 12/95 SVP & Comptroller
                                    Comptroller                   12/88 - 12/92 VP & Comptroller
                                                                  12/86 - 12/88 VP
                                                                  1/83 - 12/86 Auditor
                                                                  Employed by The Suffolk County National Bank
                                                                  Since January 1983

Augustus C. Weaver         53       President, Island Computer    2/87 - 12/95 President Island Computer Corporation of New York,
                                                                  Inc.
                                                                  2/86 - 2/87 Director of Data Processing and Corporate Planning,
                                                                  Southland Frozen Food Corporation
                                                                  2/62 - 2/86 First VP & Director of Operations, Long Island
                                                                  Savings Bank

Robert C. Dick             46       Senior Vice President         12/88 - 12/95 SVP
                                                                  4/88 - 12/88 SVP & Compliance Officer
                                                                  12/82 - 4/88 VP
                                                                  Employed by The Suffolk County National Bank
                                                                  Since January 1980

Alexander B. Doroski       47       Senior Vice President,        4/88 - 12/95 SVP & Cashier
                                    Cashier                       12/85 - 4/88 VP & Cashier
                                                                  12/80 - 12/85 VP
                                                                  Employed by The Suffolk County National Bank
                                                                  Since April 1971

ITEM 11. Executive Compensation

Pages 3 - 8 of Registrant's Proxy Statement for its Annual Meeting of Shareholders to be held on April 9, 1996 is incorporated herein by reference.


ITEM 12.  Security Ownership of Certain Beneficial Owners and Management

Pages 2, 4, 5, 6, and 8 of Registrant's Proxy Statement for its Annual Meeting of Shareholders to be held on April 9, 1996 is incorporated herein by reference.


ITEM 13.  Certain Relationships and Related Transactions

Pages 7 and 8 of Registrant's Proxy Statement for its Annual Meeting of Shareholders to be held on April 9, 1996 is incorporated herein by reference.


                                     PART IV

ITEM 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

The following consolidated financial statements of the Registrant and Subsidiaries, and the accountant's report thereon, included on Page 18 through 26 inclusive, of Registrant's Annual Report to Shareholders for the fiscal year ended December 31, 1995.

   Financial Statements (Consolidated)

   Statements of Condition - December 31, 1995 and 1994
   Statements of Income - For the years ended December 31, 1995, 1994, and 1993 Statements of Changes in Stockholders' Equity - For the years ended
   December 31, 1995, 1994, and 1993 Statements of Cash Flows - For the years ended December 31, 1995, 1994, and 1993 Notes to Consolidated Financial Statements

   EXHIBITS

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


                                       (8)

         Form 10-K for the fiscal year ended December 31, 1985, filed March 18,
         1986)

     B. Bylaws of Suffolk Bancorp (filed by incorporation by reference to Suffolk Bancorp's Form 10-K for the fiscal year ended December 31, 1985, filed March 18, 1986.)

     The following Exhibit is submitted herewith:

     C.  1995 Annual Report to the Shareholders.

     Reports on Form 8-K

     There were no reports filed on Form 8-K for the three month period ended December 31, 1995.


                                       (9)

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUFFOLK BANCORP                                           March 29, 1996
--------------------
 (Registrant)


By  /s/ Raymond A. Mazgulski
    ------------------------
     RAYMOND A. MAZGULSKI
     Chairman of the Board


By  /s/ Edward J. Merz
    ------------------
     EDWARD J. MERZ
     President
     Chief Executive Officer
     Director


By  /s/ Victor F. Bozuhoski, Jr.
    ----------------------------
     VICTOR F. BOZUHOSKI, JR.
     Executive Vice President,
     Chief Financial Officer & Treasurer


/s/ Joseph A. Deerkoski                             /s/ Howard M. Finkelstein
-----------------------                             -------------------------
JOSEPH A. DEERKOSKI                                 HOWARD M. FINKELSTEIN
Director                                            Director


/s/ Edgar F. Goodale                                /s/ J. Douglas Stark
--------------------                                --------------------
EDGAR F. GOODALE                                    J. DOUGLAS STARK
Director                                            Director


/s/ Hallock Luce 3rd                                /s/ Peter Van de Wetering
--------------------                                -------------------------
HALLOCK LUCE 3RD                                    PETER VAN DE WETERING
Director                                            Director


/s/ Bruce Collins                                   /s/ John J. Raynor
-----------------                                   ------------------
BRUCE COLLINS                                       JOHN J. RAYNOR
Director                                            Director



                                  EXHIBIT INDEX

Description                                Exhibit             Pages
-----------                                -------             -----
1995 Annual Report to Shareholders            13.C               1 - 28
Financial Data Schedule                       27


                                      (10)