Form 10-Q
period 1996-03-31
SUFFOLK BANCORP
filed 1996-05-08
CIK 754673

                             Washington, D.C. 20549

                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended March 31, 1996

Commission file number 0-13580

                                 SUFFOLK BANCORP
             (exact name of registrant as specified in its charter)

         New York State                                       11-2708279
(State or other jurisdiction of incorporation              (I.R.S. Employer
 or organization)                                          Identification No.)

6 West Second Street, Riverhead, New York                       11901
(Address of Principal Executive Offices)                      (Zip Code)

                                 (516) 727-3800
              (Registrant's telephone number, including area code)

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

        3,379,309 SHARES OF COMMON STOCK OUTSTANDING AS OF MARCH 31, 1996


                                       (1)

SUFFOLK BANCORP AND SUBSIDIARIES

Part I   Financial Information                                                                                   page
         Consolidated Statements of Condition                                                                     3
         Consolidated Statements of Income,
         For the Three Months Ended March 31, 1996 and 1995                                                       4

         Statements of Cash Flows, For the Three Months Ended March 31, 1996 and 1995                             5

         Notes to the Unaudited Consolidated Financial Statements                                                 6

         Management's Discussion and Analysis of Financial Condition and Results of Operations                    6



Part II   Other Information                                                                                       7

         Signatures                                                                                               8


                                       (2)

SUFFOLK BANCORP AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CONDITION
 (in thousands of dollars except number of shares)

ASSETS                                                                        March 31, 1996   December 31, 1995
                                                                              --------------   -----------------
Cash and Due From Banks                                                            34,444             48,955

Federal Funds Sold                                                                      0             32,500

Investment Securities:

   Investment Securities Available for Sale                                       119,769            137,043
   Investment Securities Held to Maturity:
     United States Treasury Obligations                                            12,045             12,053
     Obligations of States and Political Subdivisions                              17,152             18,140
     U.S. Govt. Agency Obligations                                                 13,526             14,092
     Other Securities                                                                 638                638
                                                                                 --------           --------
    Total Investment Securities                                                   163,130            181,966

Loans, Net of Discounts                                                           524,426            515,938
Less: Allowance for loan loss                                                       5,708              5,923
                                                                                 --------           --------
    Net Loans                                                                     518,718            510,015

Premises and Equipment, net                                                        12,347             11,803
Other Real Estate Owned, net                                                        2,279              1,241
Accrued Interest Receivable, net                                                    4,186              5,133
Intangible Assets                                                                   2,895              2,986
Other Assets                                                                       11,416             11,195
                                                                                 --------           --------
    TOTAL ASSETS                                                                  749,415            805,794
                                                                                 ========           ========

LIABILITIES

Demand Deposits                                                                   136,309            152,007
Savings, N.O.W.'s and Money Market Deposits                                       313,259            359,331
Time Certificates of $100,000 or More                                              28,910             27,777
Other Time Deposit                                                                187,951            187,945
                                                                                 --------           --------
    Total Deposits                                                                666,429            727,060

Federal Funds Purchased                                                             1,300               --
Dividends Payable on Common Stock                                                   1,168              1,096
Accrued Interest Payable                                                            1,749              1,830
Other Liabilities                                                                   8,575              5,763
                                                                                 --------           --------
    TOTAL LIABILITIES                                                             679,221            735,749

STOCKHOLDER'S EQUITY

Common Stock (Par Value $5.00; 7,500,000 authorized 3,379,309 and 3,799,674 shares outstanding at March 31, 1996
  and 1995, respectively)                                                          18,998             18,998
Surplus                                                                            18,373             18,373
Undivided Profits                                                                  34,598             33,928
Treasury Stock (420,365 shares in 1996 and 390,365 in 1995)                        (2,102)            (1,952)
Investment Securities Valuation Allowance                                             327                698
                                                                                 --------           --------
    TOTAL STOCKHOLDERS EQUITY                                                      70,194             70,045

    TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                                    749,415            805,794
                                                                                 ========           ========



                                      (3)

SUFFOLK BANCORP AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
(in thousands of dollars except shares and per share data)

                                                        Three Months      Three Months
INTEREST INCOME                                        Ended 03/31/96    Ended 03/31/95
                                                           ---------      ---------
Loans (including fee income)                                  11,800         11,789
Federal Funds Sold                                               261             73
United States Treasury Obligations                             1,899          1,935
Obligations of States and Political Subdivisions                 207            420
U.S. Govt. Agency Obligations                                    494            527
Other Securities                                                  10             10
                                                           ---------      ---------
  Total Interest Income                                       14,671         14,754

INTEREST EXPENSE

Savings, N.O.W.'s and Money Market Deposits                    2,021          2,177
Time Certificates of $100,000 or more                            218            290
Other Time Deposits                                            2,750          1,911
Federal Funds Purchased                                            8             86
Interest on Other Borrowings                                    --              534
                                                           ---------      ---------
  Total Interest Expense                                       4,997          4,998

Net Interest Income                                            9,674          9,756

Provision for Possible Loan Losses                               225            190
                                                           ---------      ---------
  Net Income After Provision for Possible Loan Losses          9,449          9,566

OTHER INCOME

Service Charges on Deposit Accounts                              963            903
Other Service Charges, Commissions & Fees                        353            360
Fiduciary Activities                                             135            115
Other Operating Income                                           185            143
                                                           ---------      ---------
  Total Other Income                                           1,636          1,521

OTHER EXPENSE

Salaries and Employee Benefits                                 3,988          4,197
Net Occupancy Expense                                            624            613
Equipment Expense                                                648            801
Other Operating Expense                                        1,710          2,104
                                                           ---------      ---------
  Total Other Expense                                          6,970          7,715

Income Before Taxes                                            4,115          3,372
Provision for Income Taxes                                     1,662          1,171
                                                           ---------      ---------
NET INCOME                                                     2,453          2,201
                                                           =========      =========


Earnings Per Share                                              0.72           0.58
Average Shares                                             3,394,595      3,799,674




                                      (4)

SUFFOLK BANCORP AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands of dollars)

                                                        Three Months      Three Months
                                                        Ended 03/31/96   Ended 03/31/95
                                                          -------          -------
NET INCOME                                                  2,453            2,201

ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH :
Provision for Loan Losses                                     225              190
Depreciation                                                  421              513
Amortization of Excess of
  Cost Over Fair Market Value of Net Assets Acquired           91               91
Accretion of Discounts                                       (813)            (852)
Amortization of Premiums                                      153               23
Decrease in Interest Receivable                               947             --
Increase in Other Assets                                     (221)             (97)
(Decrease) Increase in Interest Payable                       (81)             322
Increase in Other Liabilities                               2,812              621
                                                          -------          -------
NET CASH PROVIDED BY OPERATING ACTIVITIES                   5,987            3,012

CASH FLOWS FROM INVESTING ACTIVITIES
Principal Payments on Investment Securities                   584              693
Maturities of Investments Held to Maturity                  1,419            6,240
Purchases of Investments Held to Maturity                    (442)          (2,219)
Maturities of Investments Available for Sale               32,755           49,020
Purchases of Investments Available for Sale               (14,820)         (28,603)
Net Loan Disbursements & Repayments                       (10,100)             789
Purchases of Premises and Equipment, Net                     (965)            (738)
Disposition of OREO Property                                 --                651
                                                          -------          -------
Net Cash Provided (Used) from Investing Activities          8,431           25,833

CASH FLOWS FROM FINANCING ACTIVITIES

Net Decrease in Deposit Accounts                          (60,631)         (39,992)
Increase in Federal Funds Purchased                         1,300             --
Proceeds from Other Borrowings                               --              6,818
Treasury Shares Acquired                                   (1,074)            --
Dividends Paid to Shareholders                             (1,096)            (722)
Increase in Accrued Dividends Payable                          72               38
                                                          -------          -------
NET CASH USED FROM FINANCING ACTIVITIES                   (61,429)         (33,858)


NET DECREASE IN CASH AND CASH EQUIVALENTS                 (47,011)          (5,013)


CASH AND CASH EQUIVALENTS: BEGINNING OF PERIOD             81,455           56,488

CASH AND CASH EQUIVALENTS: END OF PERIOD                   34,444           51,475




                                      (5)

                        SUFFOLK BANCORP AND SUBSIDIARIES
            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1) GENERAL

         In the opinion of management, the accompanying unaudited consolidated financial statements of Suffolk Bancorp and its consolidated subsidiaries have been prepared to reflect all adjustments (consisting solely of normally recurring accruals) necessary for a fair presentation of the financial condition and results of operations for the periods presented. Certain information and footnotes normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Notwithstanding, management believes that the disclosures are adequate to prevent the information from misleading the reader, particularly when the accompanying consolidated financial statements are read in conjunction with the audited consolidated financial statements and notes thereto included in the Registrant's annual report and on Form 10-K, for the year ended December 31, 1995.

         The results of operations for the three months ended March 31, 1996, are not necessarily indicative of the results of operations to be expected for the remainder of the year.

(2) IMPACT OF NEW ACCOUNTING STANDARDS

         Effective January 1, 1996, the Company adopted Statement of Financial Accountings Standards ("SFAS") No. 122, "Accounting for Mortgage Servicing Rights" ("Statement 122") which is an amendment of SFAS No. 65, "Accounting for Certain Mortgage Banking Activities." This statement requires the recognition as separate assets rights to service mortgage loans for others, however those servicing rights are acquired. Statement 122 did not have a material effect on the Company's financial condition or results of operations.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATION for the Three
                  Month Periods ended March 31, 1996 and 1995

NET INCOME

         Net income was $2,453,000 for the quarter, ahead 11.4 percent from $2,201,000 posted during the same period last year. Earnings per share for the quarter were $0.72 versus $0.58, a gain of 24.1 percent.

INTEREST INCOME

         Interest income was $14,671,000 for the first quarter 1996, down 0.6 percent from $14,754,000 posted for the same quarter in 1995. Average net loans for the first quarter of 1996 totaled $509,375,000, compared to $528,336,000 for the same period of 1995. During the first quarter of 1996, the yield was 8.32 percent on average earning assets of $711,726,000, up from 7.97 percent on average earning assets of $753,074,000 during the first quarter of 1995. The slight decrease in interest income, despite the increase in yield, is attributable to the decline in average balances of earning assets.

INTEREST EXPENSE

         Interest expense for the first quarter of 1996 was $4,997,000, down slightly from $4,998,000 for the same period of 1995. Average deposits for the first quarter 1996 were $703,570,000, up from $690,818,000 for the comparable period in 1995. Other borrowings, in the form of federal funds purchased, averaged $570,000 during the first quarter 1996, compared to $5,588,000 during first quarter 1995. Savings deposits have decreased and other time deposits have increased.

NET INTEREST INCOME

         Net interest income remains the largest component of the Bank's earnings. Net interest income for the first quarter of 1996 was $9,674,000, down from $9,756,000 during the same period of 1995, a slight decrease. The net interest margin for the quarter, on a fully taxable-equivalent basis, was 5.52 percent compared to 5.32 percent for the same period of 1995.


                                      (6)

         The following table presents the coverage of troubled assets:

                                                            LAST 12      MAR. 31     DEC. 31     SEPT. 30     JUNE 30
COVERAGE RATIOS                                              MONTHS         1996        1995        1995        1995

  Net Charge-offs/Average Net Loans (annualized)              0.18%        0.35%       0.27%        0.01%       0.12%
  Allowance for Loan Losses/Non-Accrual,
       Restructured, & OREO                                  85.10%       79.89%      86.54%       84.19%      89.78%
  Allowance for Loan Losses/Net Loans                         1.16%        1.10%       1.15%        1.20%       1.16%


OTHER INCOME

         Other income increased to $1,636,000 for the three months ended March 31, 1996 compared to $1,521,000 for the same period during 1995. Trust revenue is up 17 percent and other operating income is up 29 percent.

OTHER EXPENSE

         Other expense for the first quarter 1996 was $6,970,000, down 10 percent from $7,715,000 for the comparable period in 1995. Compensation is down because the number of employees has been reduced primarily through attrition. Equipment expense is down because more equipment is fully depreciated, and because of the ongoing control of the purchase of equipment . Other expense reflects a decrease in FDIC insurance premiums.

CAPITAL RESOURCES

         Stockholders' equity totaled $70,194,000 on March 31, 1996, an increase of $148,000 from $70,046,000 on December 31, 1995. The ratio of equity to assets was 9.4 percent at March 31, 1996 and 8.7 percent at December 31, 1995.

         In January of 1996, the Company announced its intention to repurchase five percent of the common shares then outstanding, or approximately 171,000 shares. During the quarter, the Company repurchased 35,000 shares, or approximately 1 percent of the shares outstanding at December 31, 1995.


                                     PART II

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

None.


                                      (7)

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     SUFFOLK BANCORP

Date: May 9, 1996                           /s/ Edward J. Merz
                                            ------------------------------
                                            Edward J. Merz
                                            President & Chief Executive Officer


Date: May 9, 1996                          /s/ Victor F. Bozuhoski, Jr.
                                            ------------------------------
                                            Victor F. Bozuhoski, Jr.
                                            Executive Vice President,
                                            Treasurer & Chief Financial Officer


                                      (8)

                EXHIBIT INDEX

Exhibit No.                     Description
- -----------                     -----------

    27                   Financial Data Schedule