Form 10-Q
period 1996-06-30
SUFFOLK BANCORP
filed 1996-08-14
CIK 754673

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended June 30, 1996

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


                                 (516) 727-5667
- --------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                 NOT APPLICABLE
- --------------------------------------------------------------------------------
              (former name, former address and former fiscal year
                        if changed since last report)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X___.   No____.


         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        3,330,909 SHARES OF COMMON STOCK OUTSTANDING AS OF JUNE 30, 1996




                                      (1)

SUFFOLK BANCORP AND SUBSIDIARIES


Part I   FINANCIAL INFORMATION                                                                                  PAGE


         Consolidated Statements of Condition                                                                     3

         Consolidated Statements of Income, For the Three Months Ended June 30, 1996 and 1995                     4

         Consolidated Statements of Income, For the Six Months Ended June 30, 1996 and 1995                       5

         Consolidated Statements of Cash Flows, For the Six Months Ended June 30, 1996 and 1995                   6

         Notes to the Unaudited Consolidated Financial Statements                                                 7

         Management's Discussion and Analysis of Financial Condition and Results of Operations                    7



Part II  OTHER INFORMATION                                                                                        8



Signatures                                                                                                        8







                                      (2)

                                     PART I


SUFFOLK BANCORP AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CONDITION
(in thousands of dollars except number of shares)

ASSETS                                                                    June 30, 1996         December 31, 1995
                                                                   ---------------------     ---------------------
Cash and Due From Banks                                                          43,586                    48,955

Federal Funds Sold                                                               16,900                    32,500

Investment Securities:
  Investment Securities Available for Sale                                      114,401                   137,043
  Investment Securities Held to Maturity:
    United States Treasury Obligations                                           12,037                    12,053
    Obligations of States and Political Subdivisions                             10,716                    18,140
    U.S. Govt. Agency Obligations                                                12,918                    14,092
    Other Securities                                                                638                       638
                                                                   ---------------------     ---------------------
      Total Investment Securities                                               150,710                   181,966

Loans, Net of Discounts                                                         560,644                   515,938
Less: Allowance for Loan Loss                                                     5,823                     5,923
                                                                   ---------------------     ---------------------
    Net Loans                                                                   554,821                   510,015

Premises and Equipment, Net                                                      12,221                    11,803
Other Real Estate Owned, Net                                                      1,894                     1,241
Accrued Interest Receivable, Net                                                  5,449                     5,133
Excess of Cost Over Fair Value of Net Assets Acquired                             2,805                     2,986
Other Assets                                                                     13,503                    11,195
                                                                   ---------------------     ---------------------
    TOTAL ASSETS                                                                801,889                   805,794
                                                                   =====================     =====================

LIABILITIES
Demand Deposits                                                                 158,347                   152,007
Savings, N.O.W.'s, and Money Market Deposits                                    350,205                   359,331
Time Certificates of $100,000 or More                                            29,008                    27,777
Other Time Deposit                                                              184,419                   187,945
                                                                   ---------------------     ---------------------
    Total Deposits                                                              721,979                   727,060

Dividends Payable on Common Stock                                                 1,291                     1,096
Accrued Interest Payable                                                          1,740                     1,830
Other Liabilities                                                                 6,919                     5,763
                                                                   ---------------------     ---------------------
    TOTAL LIABILITIES                                                           731,929                   735,749

STOCKHOLDERS' EQUITY
Common Stock (Par Value $5.00; 7,500,000 authorized
3,799,674 shares issued at June 30, 1996 and 1995, respectively)                 18,998                    18,998
Surplus                                                                          18,373                    18,373
Undivided Profits                                                                34,848                    33,928
Treasury Stock (468,765 shares in 1996 and 390,365 in 1995)                      (2,344)                   (1,952)
Investment Securities Valuation Allowance                                            85                       698
                                                                   ---------------------     ---------------------
    TOTAL STOCKHOLDERS' EQUITY                                                   69,960                    70,045

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                  801,889                   805,794
                                                                   =====================     =====================

                                      (3)

SUFFOLK BANCORP AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
(in thousands of dollars except shares and per share data)

                                                                           Three Months              Three Months
INTEREST INCOME                                                           Ended 6/30/96             Ended 6/30/95
                                                                   ---------------------     ---------------------
Loans (including fee income)                                                     12,521                    12,167
Federal Funds Sold                                                                  198                       324
United States Treasury Obligations                                                1,621                     1,346
Obligations of States and Political Subdivisions                                    197                       408
U.S. Govt. Agency Obligations                                                       447                       517
Other Securities                                                                      9                         9
                                                                   ---------------------     ---------------------
  Total Interest Income                                                          14,993                    14,771

INTEREST EXPENSE
Savings, N.O.W.'s, and Money Market Deposits                                      1,953                     2,125
Time Certificates of $100,000 or More                                               211                       265
Other Time Deposits                                                               2,670                     2,588
Federal Funds Purchased                                                               7                         -
Interest on Other Borrowings                                                          -                        73
                                                                   ---------------------     ---------------------
  Total Interest Expense                                                          4,841                     5,051

  Net Interest Income                                                            10,152                     9,720

Provision for Possible Loan Losses                                                  295                       115
                                                                   ---------------------     ---------------------
  Net Interest Income After Provision for Possible Loan Losses                    9,857                     9,605

OTHER INCOME
Service Charges on Deposit Accounts                                               1,055                       897
Other Service Charges, Commissions, and Fees                                        434                       392
Fiduciary Activities                                                                140                       121
 Other Operating Income                                                             123                       265
                                                                   ---------------------     ---------------------
  Total Other Income                                                              1,752                     1,675

OTHER EXPENSE
Salaries and Employee Benefits                                                    3,931                     4,201
Net Occupancy Expense                                                               580                       638
Equipment Expense                                                                   643                       816
Other Operating Expense                                                           2,098                     2,444
                                                                   ---------------------     ---------------------
  Total Other Expense                                                             7,252                     8,099

Income Before Taxes                                                               4,357                     3,181
Provision for Income Taxes                                                        1,823                     1,150
                                                                   ---------------------     ---------------------
NET INCOME                                                                        2,534                     2,031
                                                                   =====================     =====================


Earnings Per Share                                                                 0.75                      0.54
Average Shares                                                                3,367,124                 3,780,195







                                      (4)

SUFFOLK BANCORP AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
(in thousands of dollars except shares and per share data)

                                                                             Six Months                Six Months
INTEREST INCOME                                                           Ended 6/30/96             Ended 6/30/95
                                                                   ---------------------     ---------------------
Loans (including fee income)                                                     24,321                    23,956
Federal Funds Sold                                                                  459                       397
United States Treasury Obligations                                                3,520                     3,281
Obligations of States and Political Subdivisions                                    404                       828
U.S. Govt. Agency Obligations                                                       941                     1,044
Other Securities                                                                     19                        19
                                                                   ---------------------     ---------------------
  Total Interest Income                                                          29,664                    29,525

INTEREST EXPENSE
Savings, N.O.W.'s, and Money Market Deposits                                      3,974                     4,302
Time Certificates of $100,000 or More                                               429                       555
Other Time Deposits                                                               5,420                     4,499
Federal Funds Purchased                                                              15                        86
Interest on Other Borrowings                                                          -                       607
                                                                   ---------------------     ---------------------
  Total Interest Expense                                                          9,838                    10,049

  Net Interest Income                                                            19,826                    19,476

Provision for Possible Loan Losses                                                  520                       305
                                                                   ---------------------     ---------------------
  Net Interest Income After Provision for Possible Loan Losses                   19,306                    19,171

OTHER INCOME
Service Charges on Deposit Accounts                                               2,018                     1,800
Other Service Charges, Commissions, and Fees                                        787                       752
Fiduciary Activities                                                                275                       236
 Other Operating Income                                                             308                       408
                                                                   ---------------------     ---------------------
  Total Other Income                                                              3,388                     3,196

OTHER EXPENSE
Salaries and Employee Benefits                                                    7,919                     8,398
Net Occupancy Expense                                                             1,204                     1,251
Equipment Expense                                                                 1,291                     1,617
Other Operating Expense                                                           3,808                     4,548
                                                                   ---------------------     ---------------------
  Total Other Expense                                                            14,222                    15,814

Income Before Taxes                                                               8,472                     6,553
Provision for Income Taxes                                                        3,485                     2,321
                                                                   ---------------------     ---------------------
NET INCOME                                                                        4,987                     4,232
                                                                   =====================     =====================


Earnings Per Share                                                                 1.47                      1.12
Average Shares                                                                3,377,720                 3,789,881





                                      (5)

SUFFOLK BANCORP AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands of dollars)

                                                                             Six Months                Six Months
                                                                          Ended 6/30/96             Ended 6/30/95
                                                                   ---------------------     ---------------------
NET INCOME                                                                        4,987                     4,232

ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH:
Provision for Loan Losses                                                           520                       305
Depreciation                                                                        828                     1,047
Amortization of Excess of
  Cost Over Fair Market Value of Net Assets Acquired                                181                       181
Accretion of Discounts                                                           (1,313)                     (549)
Amortization of Premiums                                                            293                        50
Increase in Interest Receivable                                                    (316)                      (21)
Increase in Other Assets                                                         (2,308)                     (378)
(Decrease) Increase in Interest Payable                                             (90)                      531
Increase (Decrease)  in Other Liabilities                                         1,156                    (2,039)
                                                                   ---------------------     ---------------------
  NET CASH PROVIDED BY OPERATING ACTIVITIES                                       3,938                     3,359

CASH FLOWS FROM INVESTING ACTIVITIES
Principal Payments on Investment Securities                                       1,210                     1,189
Maturities of Investments Available for Sale                                     84,167                    33,286
Purchases of Investments Available for Sale                                     (60,512)                  (35,564)
Maturities of Investments Held to Maturity                                        7,941                    78,085
Purchases of Investments Held to Maturity                                          (530)                  (31,586)
Net Loan Disbursements and Repayments                                           (47,383)                    4,944
Purchases of Premises and Equipment, Net                                         (1,246)                   (1,054)
Disposition of OREO Property                                                      1,034                       844
                                                                   ---------------------     ---------------------
  NET CASH (USED) PROVIDED BY INVESTING ACTIVITIES                              (15,319)                   50,144

CASH FLOWS FROM FINANCING ACTIVITIES

Net Decrease in Deposit Accounts                                                 (5,081)                  (16,389)
Proceeds from Other Borrowings                                                        -                    (4,300)
Treasury Shares Acquired                                                         (2,438)                     (332)
Dividends Paid to Shareholders                                                   (2,264)                   (1,482)
Increase in Dividends Payable on Common Stock                                       195                        31
                                                                   ---------------------     ---------------------
  NET CASH USED FROM FINANCING ACTIVITIES                                        (9,588)                  (22,472)

  NET (DECREASE) INCREASE IN CASH
    AND CASH EQUIVALENTS                                                        (20,969)                   31,031

  CASH AND CASH EQUIVALENTS: BEGINNING OF PERIOD                                 81,455                    56,488

  CASH AND CASH EQUIVALENTS: END OF PERIOD                                       60,486                    87,519









                                      (6)

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

         The results of operations for the three and six months ended June 30, 1996, are not necessarily indicative of the results of operations to be expected for the remainder of the year.

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




           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
            for the Three Month Periods ended June 30, 1996 and 1995

NET INCOME
         Net income was $2,534,000 for the quarter, ahead 24.8 percent from $2,031,000 posted during the same period last year. Earnings per share for the quarter were $0.75 versus $0.54, a gain of 38.9 percent.

INTEREST INCOME
         Interest income was $14,993,000 for the second quarter 1996, up 1.5 percent from $14,771,000 posted for the same quarter in 1995. Average net loans for the second quarter of 1996 totaled $537,187,000, compared to $529,509,000 for the same period of 1995. During the second quarter of 1996, the yield on a fully taxable-equivalent basis, was 8.53 percent on average earning assets of $709,439,000, up from 8.31 percent on average earning assets of $722,924,000 during the second quarter of 1995.

INTEREST EXPENSE
         Interest expense for the second quarter of 1996 was $4,841,000, down
4.2 percent from $5,051,000 for the same period of 1995. Average deposits for the second quarter 1996 were $705,307,000, up slightly from $701,262,000 for the comparable period in 1995. Savings deposits have decreased slightly as well as other time deposits.

NET INTEREST INCOME
         Net interest income remains the largest component of the Bank's earnings. Net interest income for the second quarter of 1996 was $10,152,000, up from $9,720,000 during the same period of 1995, an increase of 4.4 percent. The net interest margin for the quarter, on a fully taxable-equivalent basis, was
5.80 percent compared to 5.51 percent for the same period of 1995.



                                      (7)

COVERAGE RATIOS

         The following table presents the coverage of troubled assets:

                                                           LAST 12     JUNE 30     MAR. 31    DEC. 31    SEPT. 30
                                                            MONTHS        1996        1996       1995        1995
  Net Charge-offs/Average Net Loans (annualized)             0.24%       0.35%       0.35%      0.27%       0.01%
  Allowance for Loan Losses/Non-Accrual,
       Restructured, and OREO                               88.26%     102.43%      79.89%     86.54%      84.19%
  Allowance for Loan Losses/Net Loans                        1.12%       1.04%       1.10%      1.15%       1.20%

OTHER INCOME
         Other income increased to $1,752,000 for the three months ended June 30, 1996 compared to $1,675,000 for the same period during 1995. Trust revenue is up 15.7 percent .

OTHER EXPENSE
         Other expense for the second quarter 1996 was $7,252,000, down 10.5 percent from $8,099,000 for the comparable period in 1995. Compensation is down because the number of employees has been reduced primarily through attrition. Equipment expense is down because more equipment is fully depreciated, and because of the ongoing control of the purchase of equipment. Other expense reflects a decrease in FDIC insurance premiums.

CAPITAL RESOURCES
         Stockholders' equity totaled $69,960,000 on June 30, 1996, a slight decrease from $70,045,000 on December 31, 1995. The ratio of equity to assets was 8.7 percent at June 30, 1996 and December 31, 1995.

         In January of 1996, the Company announced its intention to repurchase five percent of the common shares then outstanding, or approximately 171,000 shares. During the quarter, the Company repurchased 48,400 shares. Since December 31, 1995, the company has repurchased 78,400 shares or approximately
2.4 percent of shares outstanding at December 31, 1995.

                                     PART II

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    SUFFOLK BANCORP

Date: August 14, 1996               /s/ Edward J. Merz
                                    ------------------------------
                                    Edward J. Merz
                                    President and Chief Executive Officer

Date: August 14, 1996               /s/ Victor F. Bozuhoski, Jr.
                                    ------------------------------
                                    Victor F. Bozuhoski, Jr.
                                    Executive Vice President,
                                    Chief Financial Officer and Treasurer





                                      (8)

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     SUFFOLK BANCORP




Date:  August 14, 1996               /s/ Edward J. Merz
                                     -------------------------------
                                     Edward J. Merz
                                     President and Chief Executive Officer




Date:  August 13, 1996               /s/ Victor F. Bozuhoski, Jr
                                     -------------------------------
                                     Victor F. Bozuhoski, Jr.
                                     Executive Vice President,
                                     Chief Financial Officer and Treasurer




                                      (9)