Form 10-Q
period 1996-09-30
SUFFOLK BANCORP
filed 1996-11-14
CIK 754673

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended September 30, 1996

Commission file number 0-13580

                                 SUFFOLK BANCORP
             (exact name of registrant as specified in its charter)

        New York State                                      11-2708279
  (State or other jurisdiction                           (I.R.S. Employer
of incorporation or organization)                        Identification No.)

     6 West Second Street,
       Riverhead, New York                                    11901
     (Address of Principal                                  (Zip Code)
       Executive Offices)

                                 (516) 727-5667
              (Registrant's telephone number, including area code)

                                 NOT APPLICABLE
                    (former name, former address and former
                   fiscal year if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X|. No |_|

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      3,302,445 SHARES OF COMMON STOCK OUTSTANDING AS OF SEPTEMBER 30, 1996

                                       (1)

SUFFOLK BANCORP AND SUBSIDIARIES


Part I Financial Information                                                                                   page


       Consolidated Statements of Condition                                                                     3

       Consolidated Statements of Income, For the Three Months Ended September 30, 1996 and 1995                4

       Consolidated Statements of Income, For the Nine Months Ended September 30, 1996 and 1995                 5

       Consolidated Statements of Cash Flows, For the Nine Months Ended September 30, 1996 and 1995             6

       Notes to the Unaudited Consolidated Financial Statements                                                 7

       Management's Discussion and Analysis of Financial Condition and Results of Operations                    7



Part II  Other Information                                                                                      8



Signatures                                                                                                      8



                                       (2)

SUFFOLK BANCORP AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CONDITION
(in thousands of dollars except number of shares)


ASSETS                                                                        September 30, 1996          December 31, 1995
                                                                              ------------------          -----------------
Cash and Due From Banks                                                                   40,579                     48,955
Federal Funds Sold                                                                        28,000                     32,500

Investment Securities:
  Investment Securities Available for Sale                                                89,016                    137,043
  Investment Securities Held to Maturity:
    United States Treasury Obligations                                                    12,028                     12,053
    Obligations of States and Political Subdivisions                                      10,573                     18,140
    U.S. Govt. Agency Obligations                                                         12,325                     14,092
    Other Securities                                                                         638                        638
                                                                              ------------------          -----------------
      Total Investment Securities                                                        124,580                    181,966

Loans, Net of Discounts                                                                  567,581                    515,938
Less: Allowance for Loan Loss                                                              5,944                      5,923
                                                                              ------------------          -----------------
    Net Loans                                                                            561,637                    510,015

Premises and Equipment, Net                                                               12,016                     11,803
Other Real Estate Owned, Net                                                               1,979                      1,241
Accrued Interest Receivable, Net                                                           4,073                      5,133
Excess of Cost Over Fair Value of Net Assets Acquired                                      2,715                      2,986
Other Assets                                                                              13,737                     11,195
                                                                              ------------------          -----------------
    TOTAL ASSETS                                                                         789,316                    805,794
                                                                              ==================          =================

LIABILITIES
Demand Deposits                                                                          175,921                    152,007
Savings, N.O.W.'s, and Money Market Deposits                                             323,360                    359,331
Time Certificates of $100,000 or More                                                     28,942                     27,777
Other Time Deposit                                                                       179,460                    187,944
                                                                              ------------------          -----------------
    Total Deposits                                                                       707,683                    727,059

Dividends Payable on Common Stock                                                            991                      1,096
Accrued Interest Payable                                                                   1,625                      1,830
Other Liabilities                                                                          8,092                      5,763
                                                                              ------------------          -----------------
    TOTAL LIABILITIES                                                                    718,391                    735,748

STOCKHOLDERS' EQUITY
Common Stock (Par Value $5.00; 7,500,000 authorized
  3,302,445 & 3,409,309 shares outstanding at
  September 30, 1996 and December 31, 1995, respectively)                                 19,026                     18,998
Surplus                                                                                   18,456                     18,374
Undivided Profits                                                                         35,735                     33,928
Treasury Stock (502,765 shares in 1996 and 390,365 in 1995)                               (2,514)                    (1,952)
Net Unrealized Gain on Securities Available for Sale                                         222                        698
                                                                              ------------------          -----------------
    TOTAL STOCKHOLDERS' EQUITY                                                            70,925                     70,046

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                           789,316                    805,794
                                                                              ==================          =================

SUFFOLK BANCORP AND SUBSIDIARIES


                                       (3)

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
(in thousands of dollars except shares and per share data)


                                                                                    Three Months               Three Months
INTEREST INCOME                                                                    Ended 9/30/96              Ended 9/30/95
                                                                              ------------------          -----------------
Loans (including fee income)                                                              12,985                     11,970
Federal Funds Sold                                                                           226                        775
United States Treasury Obligations                                                         1,585                      1,481
Obligations of States and Political Subdivisions                                             128                        203
U.S. Govt. Agency Obligations                                                                431                        508
Other Securities                                                                              10                         10
                                                                              ------------------          -----------------
  Total Interest Income                                                                   15,365                     14,947

INTEREST EXPENSE
Savings, N.O.W.'s, and Money Market Deposits                                               1,975                      2,088
Time Certificates of $100,000 or More                                                        230                        223
Other Time Deposits                                                                        2,589                      2,780
Federal Funds Purchased                                                                        1                       --
Interest on Other Borrowings                                                                --                           27
                                                                              ------------------          -----------------
  Total Interest Expense                                                                   4,795                      5,118

Net Interest Income                                                                       10,570                      9,829
Provision for Possible Loan Losses                                                           300                         75
                                                                              ------------------          -----------------
  Net Interest Income After Provision for Possible Loan Losses                            10,270                      9,754

OTHER INCOME
Service Charges on Deposit Accounts                                                        1,047                      1,091
Other Service Charges, Commissions, and Fees                                                 562                        445
Fiduciary Activities                                                                         117                        131
Other Operating Income                                                                       222                        197
                                                                              ------------------          -----------------
  Total Other Income                                                                       1,948                      1,864

OTHER EXPENSE
Salaries and Employee Benefits                                                             3,992                      4,002
Net Occupancy Expense                                                                        595                        715
Equipment Expense                                                                            624                        767
Other Operating Expense                                                                    2,158                      1,745
                                                                              ------------------          -----------------
  Total Other Expense                                                                      7,369                      7,229

Income Before Taxes                                                                        4,849                      4,389
Provision for Income Taxes                                                                 2,066                      1,713
                                                                              ------------------          -----------------
NET INCOME                                                                                 2,783                      2,676
                                                                              ==================          =================


Earnings Per Share                                                                          0.85                       0.71
Average Shares                                                                         3,310,208                  3,716,770


                                       (4)

SUFFOLK BANCORP AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
(in thousands of dollars except shares and per share data)


                                                                                     Nine Months                Nine Months
INTEREST INCOME                                                                    Ended 9/30/96              Ended 9/30/95
                                                                              ------------------          -----------------
Loans (including fee income)                                                              37,306                     35,926
Federal Funds Sold & Securities Sold Under
   Agreements to Resell                                                                      685                      1,172
United States Treasury Obligations                                                         5,105                      4,762
Obligations of States and Political Subdivisions                                             532                      1,031
U.S. Govt. Agency Obligations                                                              1,372                      1,552
Other Securities                                                                              29                         29
                                                                              ------------------          -----------------
  Total Interest Income                                                                   45,029                     44,472

INTEREST EXPENSE
Savings, N.O.W.'s, and Money Market Deposits                                               5,949                      6,390
Time Certificates of $100,000 or More                                                        659                        778
Other Time Deposits                                                                        8,009                      7,279
Federal Funds Purchased                                                                       16                         86
Interest on Other Borrowings                                                                --                          634
                                                                              ------------------          -----------------
  Total Interest Expense                                                                  14,633                     15,167

Net Interest Income                                                                       30,396                     29,305
Provision for Possible Loan Losses                                                           820                        380
                                                                              ------------------          -----------------
  Net Interest Income After Provision for Possible Loan Losses                            29,576                     28,925
OTHER INCOME
Service Charges on Deposit Accounts                                                        3,065                      2,891
Other Service Charges, Commissions, and Fees                                               1,349                      1,197
Fiduciary Activities                                                                         392                        367
Other Operating Income                                                                       530                        605
                                                                              ------------------          -----------------
  Total Other Income                                                                       5,336                      5,060

OTHER EXPENSE
Salaries and Employee Benefits                                                            11,911                     12,400
Net Occupancy Expense                                                                      1,799                      1,966
Equipment Expense                                                                          1,915                      2,384
Other Operating Expense                                                                    5,966                      6,293
                                                                              ------------------          -----------------
  Total Other Expense                                                                     21,591                     23,043

Income Before Taxes                                                                       13,321                     10,942
Provision for Income Taxes                                                                 5,551                      4,034
                                                                              ------------------          -----------------
NET INCOME                                                                                 7,770                      6,908
                                                                              ==================          =================


Earnings Per Share                                                                          2.32                       1.83
Average Shares                                                                         3,355,052                  3,765,620




                                       (5)

SUFFOLK BANCORP AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands of dollars)

                                                                                     Nine Months                Nine Months
                                                                                   Ended 9/30/96              Ended 9/30/95
                                                                              ------------------          -----------------
NET INCOME                                                                                 7,770                      6,908

ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH :
   Provision for Loan Losses                                                                 820                        380
   Depreciation                                                                            1,213                      1,545
   Amortization of Excess of
      Cost Over Fair Market Value of Net Assets Acquired                                     272                        272
   Accretion of Discounts                                                                 (1,749)                    (1,455)
   Amortization of Premiums                                                                  366                        161
   Decrease in Accrued Interest Receivable                                                 1,060                        366
   Increase in Other Assets                                                               (2,542)                      (668)
   (Decrease) Increase in Accrued Interest Payable                                          (205)                       695
   Increase (Decrease)  in Other Liabilities                                               2,329                     (1,507)
                                                                              ------------------          -----------------
     NET CASH PROVIDED BY OPERATING ACTIVITIES                                             9,334                      6,697

CASH FLOWS FROM INVESTING ACTIVITIES
   Principal Payments on Investment Securities                                             1,822                      1,864
   Maturities of Investments Available for Sale                                          163,934                     92,515
   Purchases of Investments Available for Sale                                          (114,540)                  (114,091)
   Maturities of Investments Held to Maturity                                              9,790                     60,878
   Purchases of Investments Held to Maturity                                              (2,237)                    (9,262)
   Net Loan Disbursements & Repayments                                                   (54,740)                    16,222
   Purchases of Premises and Equipment, Net                                               (1,427)                    (1,288)
   Disposition of OREO Property                                                            1,299                      1,070
                                                                              ------------------          -----------------
     NET CASH PROVIDED BY INVESTING ACTIVITIES                                             3,901                     47,908

CASH FLOWS FROM FINANCING ACTIVITIES
   Net Decrease in Deposit Accounts                                                      (19,376)                   (10,374)
   Proceeds from Other Borrowings                                                           --                        1,240
   Treasury Shares Acquired                                                               (3,514)                      (554)
   Dividends Paid to Shareholders                                                         (3,116)                    (2,235)
   (Decrease) Increase in Dividends Payable on Common Stock                                 (105)                        17
                                                                              ------------------          -----------------
     NET CASH USED FROM FINANCING ACTIVITIES                                             (26,111)                   (11,906)

     NET (DECREASE) INCREASE IN CASH
       AND CASH EQUIVALENTS                                                              (12,876)                    42,699

       CASH AND CASH EQUIVALENTS BEGINNING OF PERIOD                                      81,455                     56,488

       CASH AND CASH EQUIVALENTS END OF PERIOD                                            68,579                     99,187





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

     The results of operations for the three and nine months ended September 30, 1996 are not necessarily indicative of the results of operations to be expected for the remainder of the year.

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




           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
          for the Three Month Periods ended September 30, 1996 and 1995

NET INCOME

     Net income was $2,783,000 for the quarter, ahead 4.0 percent from $2,676,000 posted during the same period last year. Earnings per share for the quarter were $0.85 versus $0.71, a gain of 19.7 percent.

INTEREST INCOME

     Interest income was $15,365,000 for the third quarter 1996, up 2.8 percent from $14,947,000 posted for the same quarter in 1995. Average net loans for the third quarter of 1996 totaled $555,560,000, compared to $511,755,000 for the same period of 1995. During the third quarter of 1996, the yield on a fully taxable-equivalent basis, was 8.63 percent on average earning assets of $716,427,000, up from 8.34 percent on average earning assets of $723,789,000 during the third quarter of 1995.

INTEREST EXPENSE

     Interest expense for the third quarter of 1996 was $4,795,000, down 6.3 percent from $5,118,000 for the same period of 1995. Average deposits for the third quarter 1996 were $715,112,000, up from $700,915,000 for the comparable period in 1995. Savings and time deposits have decreased along with other time deposits while demand deposits have increased by 12.2 percent, to $175,921,000 from $156,775,000.

NET INTEREST INCOME

     Net interest income remains the largest component of the Bank's earnings. Net interest income for the third quarter of 1996 was $10,570,000, up from $9,829,000 during the same period of 1995, an increase of 7.5 percent. The net interest margin for the quarter, on a fully taxable-equivalent basis, was 5.96 percent compared to 5.51 percent for the same period of 1995.

                                       (7)

COVERAGE RATIOS

         The following table presents the coverage of troubled assets:

                                                                 Last 12     Sept. 30      June 30     Mar. 31      Dec. 31
                                                                  Months         1996         1996        1996         1995
                                                                  ------         ----         ----        ----         ----

  Net Charge-offs/Average Net Loans (annualized)                   0.20%        0.03%        0.13%       0.35%        0.27%
  Allowance for Loan Losses/Non-Accrual,
       Restructured, & OREO                                       93.53%      105.26%      102.43%      79.89%       86.54%
  Allowance for Loan Losses/Net Loans                              1.09%        1.06%        1.05%       1.10%        1.16%


OTHER INCOME

     Other income increased to $1,948,000 for the three months ended September 30, 1996 compared to $1,864,000 for the same period during 1995. Trust revenue is down for the quarter, 10.7 percent and up for the year-to-date 6.8 percent.

OTHER EXPENSE

     Other expense for the third quarter 1996 was $7,369,000, up 1.9 percent from $7,229,000 for the comparable period in 1995. Compensation for the nine months ended September 30, 1996 is down because the number of employees has been reduced, primarily through attrition. Equipment expense is down for the same period because of lesser depreciation and the ongoing control of the purchase of equipment. Other expense is down for the nine months in part because of a decrease in FDIC insurance premiums.

CAPITAL RESOURCES

     Stockholders' equity totaled $70,925,000 on September 30, 1996, a slight increase from $70,046,000 on December 31, 1995. The ratio of equity to assets was 9.0 percent at September 30, 1996 and 8.7 percent at December 31, 1995.

     In January of 1996, the Company announced its intention to repurchase five percent of the common shares then outstanding, or approximately 171,000 shares. During the quarter, the Company repurchased 34,000 shares. Since December 31, 1995, the company has repurchased 112,400 shares or approximately 3.3 percent of shares outstanding at December 31, 1995.


                                     PART II

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     None.




                                       (8)

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                          SUFFOLK BANCORP


Date:  November 14, 1996                  /s/ Edward J. Merz
                                          -------------------------------------
                                          Edward J. Merz
                                          President and Chief Executive Officer



Date:  November 14, 1996                 /s/ Victor F. Bozuhoski, Jr.
                                         -------------------------------------
                                         Victor F. Bozuhoski, Jr.
                                         Executive Vice President
                                         Chief Financial Officer and Treasurer




















                                     (9)