Form 10-K
period 1996-12-31
SUFFOLK BANCORP
filed 1997-03-31
CIK 754673

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K


                ANNUAL REPORT PURSUANT TO SECTION 13 OF 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

   For the fiscal year ended December 31, 1996 Commission File Number 0-13580

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___.

 Class of Common Stock        Number of Shares Outstanding as of March 14, 1997

    $ 5 Par Value                                3,242,900

The aggregate market value of the Registrant's Common Stock (based on the most recent sale at $41.25 on February 28, 1997) held by non-affiliates was approximately $124,876,125.


                                       (1)

                       DOCUMENT INCORPORATED BY REFERENCE

     Portions of the Registrant's Proxy Statement for its Annual Meeting of Shareholders to be held April 8, 1997, filed on March 17, 1997. (Part III)


ITEM 1.  Business

                         Suffolk Bancorp ("Registrant")

Registrant was incorporated on January 2, 1985 for the purpose of becoming a bank holding company. On that date, the Registrant acquired, and now owns, all of the outstanding capital stock of The Suffolk County National Bank. On July 14, 1988, the Registrant acquired and now owns all the outstanding capital stock of Island Computer Corporation of New York, Inc. The business of the Registrant consists primarily of the ownership, supervision, and control of its subsidiaries. On April 11, 1994, the Registrant acquired all the outstanding capital stock of Hamptons Bancshares, Inc. and merged it into a subsidiary. During 1996, the operations of Island Computer Corporation of New York, Inc. were assumed by The Suffolk County National Bank.

The registrant's chief competition is local banking institutions with main or branch offices in the service area of The Suffolk County National Bank, including North Fork Bank and Trust Co., and Bridgehampton National Bank. Additionally, New York City money center banks and regional banks provide competition. These banks include Bank of New York, Chase Manhattan Bank, Fleet Bank, European American Bank and National Westminster Bank USA.

Registrant and its subsidiaries had 339 full-time and 66 part-time employees as of December 31, 1996.


                    The Suffolk County National Bank ("Bank")

The Suffolk County National Bank of Riverhead was organized under the National Banking laws of the United States of America on January 6, 1890. The Bank is a member of the Federal Reserve System, and its deposits are insured by the Federal Deposit Insurance Corporation to the extent provided by law.

Directed by members of the communities it serves, the Bank's main service area includes the towns of Babylon, Brookhaven, East Hampton, Islip, Riverhead, Southampton, and Southold. The main office of the Bank is situated at 6 West Second Street, Riverhead, New York. Its branch offices are located at Bohemia, Center Moriches, Cutchogue, East Hampton, Hampton Bays, Mattituck, Medford, Miller Place, Montauk, Riverhead, Port Jefferson, Sag Harbor, Shoreham, Southampton, Wading River, Water Mill, West Babylon, and Westhampton Beach, New York.

The Bank is a full-service bank serving the needs of the local residents of Suffolk County. Approximately 90 percent of the Bank's business is devoted to rendering services to those residing in the immediate area of the Bank's main and branch offices. Among the services rendered by the Bank are the maintenance of checking accounts, savings accounts, time and savings certificates, money market accounts, negotiable-order-of-withdrawal accounts, holiday club accounts and individual retirement accounts; the making of secured and unsecured loans, including commercial loans to individuals, partnerships and corporations, agricultural loans to farmers, installment loans to finance small businesses, mobile home loans, automobile loans, home equity and real estate mortgage loans; the maintenance of safe deposit boxes; the performance of trust and estate services, the sale of mutual funds and annuities, and the maintenance of a master pension plan for self-employed individuals' participation. The business of the Bank is only mildly seasonal, as a great majority of the Bank's business is devoted to those residing in the Bank's service area.



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

Restrictions on Subsidiary Bank Dividends.

The Federal Reserve Board and the Comptroller have each issued policy statements to the effect that bank holding companies and national banks should generally only pay dividends out of current operating earnings. The prior approval of the Comptroller is required if the total of all dividends declared by the board of directors of a national bank in any calendar year will exceed the aggregate of the bank's net profits (as defined by regulatory authorities) for that year and its retained net profits for the preceding two years. In addition, national banks can pay dividends only to the extent that retained net profits exceed "bad debts," which are generally defined to include the principal amount of loans that are in arrears as to interest by six months or more and that are not secured and that are not in the process of collection. As of December 31, 1996, SCNB could have declared additional dividends to Registrant of approximately $4.4 million without regulatory approval or restriction. Federal banking regulators also may prohibit federally insured banks from paying dividends if the payment of such dividend would leave the bank "undercapitalized" as defined in FDICIA and the implementing regulations or the payment of dividends would, in light of the financial condition of such bank, constitute an unsafe or unsound practice.

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

STATISTICAL DISCLOSURE

Pages 4 through 13 of the Annual Report to Shareholders for the fiscal year ended December 31, 1996.


ITEM 2.  Properties
Registrant

Registrant as such has no physical properties. Office facilities of the Registrant are located at 6 West Second Street, Riverhead, New York.

Bank

The Bank's main offices are also located at 6 West Second Street, Riverhead, New York, which the Bank owns in fee. The Bank owns a total of 14 buildings in fee, and holds 14 buildings under lease agreements.

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


ITEM 4. Submission of Matters to a Vote of Security Holders

None.


PART II


ITEM 5.  Market for Registrant's Common Equity and Related Stockholder Matters

Pages 4 and 16 of this Annual Report to Shareholders for the fiscal year ended December 31, 1996.

At December 31, 1996, there were approximately 1,600 equity holders of record of the Company's common stock.


ITEM 6.  Selected Financial Data

Page 25 of this Annual Report to Shareholders for the fiscal year ended December 31, 1996.


ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Pages 5 through 13 of this Annual Report to Shareholders for the fiscal year ended December 31, 1996.


ITEM 8.  Financial Statements and Supplementary Data

Pages 14 to 25 of this Annual Report to Shareholders for the fiscal year ended December 31, 1994.

See the following independent auditors' report on the consolidated statements of income, changes in stockholder's equity, and cash flows of Suffolk Bancorp and subsidiaries for the year ended December 31, 1994, which included an explanatory paragraph describing the adoption of a new accounting principle.

                          Independent Auditors' Report

The Stockholders and Board of Directors
Suffolk Bancorp

We have audited the consolidated statements of income, changes in stockholder's equity, and cash flows of Suffolk Bancorp and subsidiaries for the year ended December 31, 1994. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.


                                   (6)

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and the cash flows of Suffolk Bancorp and subsidiaries for the year ended December 31, 1994, in conformity with generally accepted accounting principles.

As described in note 1(b), the Company adopted the provisions of Statement of Accounting Standards Nos. 115, "Accounting for Certain Debt and Equity Securities," effective January 1, 1994.

KPMG PEAT MARWICK LLP


Jericho, New York
January 23, 1995


In February 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128, "Earnings Per Share", which supercedes Accounting Pronouncements Board ("APB") opinion No. 15, "Earnings Per Share". SFAS No. 128 is effective for periods ending after December 15, 1997, and that, when adopted, it will require restatement of prior years earnings per share. In management's opinion, when adopted, SFAS No. 128 will not have a material effect on it's financial statements.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.
                                                    PART III

ITEM 10.  Directors and Executive Officers of the Registrant

Pages 1 - 12 of Registrant's Proxy Statement for its Annual Meeting of Shareholders to be held on April 8, 1997 is incorporated herein by reference.

Executive Officers

Name                           Age        Position                       Business Experience
Edward J. Merz                 65         Chairman,                      1/97 -  Chairman, President & CEO, Suffolk Bancorp
                                          President &                    12/87 - 12/96 President & CEO
                                          Chief Executive Officer        9/75  -  12/87 President & CAO
                                                                         Employed by The Suffolk County National Bank
                                                                         Since September 1975


John F. Hanley                 50         Executive Vice President &     1/97 - President & CEO of The Suffolk County National Bank
                                          Chief Administrative Officer   1/96 - EVP & CAO of Suffolk Bancorp
                                                                         4/86 - 12/95 SVP
                                                                         12/80 - 4/86 VP
                                                                         Employed by The Suffolk County National Bank
                                                                         Since September 1971


Victor F. Bozuhoski, Jr.       58         Executive Vice President &     1/97  - EVP & CFO of Suffolk Bancorp
                                          Chief Financial Officer        12/88 - 12/96 EVP & CFO
                                                                         12/87 - 12/88 EVP & Comptroller, CFO
                                                                         12/85 - 12/87 SVP & Comptroller
                                                                         1/78  - 12/85 VP & Comptroller Employed by The Suffolk
                                                                                 County National Bank Since September 1965.


Thomas S. Kohlmann             50         Executive Vice President       1/96 -  EVP & Chief Lending Officer
                                                                         2/92 -  12/95 SVP
                                                                         1980 - 1992 SVP Marine Midland Bank
                                                                         Employed by The Suffolk County National Bank
                                                                         Since February 1992

                                      (7)

Augustus C. Weaver             54         Executive Vice President       1/96 - EVP & Chief Information Officer
                                                                         2/87 - 12/95 President Island Computer Corporation of
                                                                                New York, Inc.
                                                                         2/86 - 2/87 Director of Data Processing and Corporate
                                                                         Planning, Southland Frozen Food Corporation
                                                                         2/62 - 2/86 First VP & Director of Operations, Long
                                                                         Island Savings Bank


J. Gordon Huszagh              43         Senior Vice President &        1/97  -  SVP & Chief Financial Officer of The Suffolk
                                                                         County National Bank
                                          Comptroller                    12/92 - 12/96 SVP & Comptroller
                                                                         12/88 - 12/92 VP & Comptroller
                                                                         12/86 - 12/88 VP
                                                                         1/83 - 12/86 Auditor
                                                                         Employed by The Suffolk County National Bank
                                                                         Since January 1983


Robert C. Dick                 47         Senior Vice President          12/88 - 12/96 SVP
                                                                         4/88 - 12/88 SVP & Compliance Officer
                                                                         12/82 - 4/88 VP
                                                                         Employed by The Suffolk County National Bank
                                                                         Since January 1980

ITEM 11.  Executive Compensation

Pages 3 - 8 of Registrant's Proxy Statement for its Annual Meeting of Shareholders to be held on April 8, 1997 is incorporated herein by reference.


ITEM 12.  Security Ownership of Certain Beneficial Owners and Management

Pages 2, 4, 5, 6, and 8 of Registrant's Proxy Statement for its Annual Meeting of Shareholders to be held on April 8, 1997 is incorporated herein by reference.


ITEM 13.  Certain Relationships and Related Transactions

Pages 7 and 8 of Registrant's Proxy Statement for its Annual Meeting of Shareholders to be held on April 8, 1997 is incorporated herein by reference.


                                     PART IV

ITEM 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

     The following consolidated financial statements of the Registrant and Subsidiaries, and the accountant's report thereon, included on Page 14 through 26 inclusive, of Registrant's Annual Report to Shareholders for the fiscal year ended December 31, 1996.

     Financial Statements (Consolidated)

     Statements of Condition - December 31, 1996 and 1995
     Statements of Income - For the years ended December 31, 1996, 1995, and 1994
     Statements of Changes in Stockholders' Equity - For the years ended
       December 31, 1996, 1995, and 1994
     Statements of Cash Flows - For the years ended December 31, 1996, 1995, and 1994
     Notes to Consolidated Financial Statements

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

                                      (8)

     B. Bylaws of Suffolk Bancorp (filed by incorporation by reference to Suffolk Bancorp's Form 10-K for the fiscal year ended December 31, 1985, filed March 18, 1986.)

     The following Exhibit is submitted herewith:

     C.  1996 Annual Report to the Shareholders.

     Reports on Form 8-K

     There were no reports filed on Form 8-K for the three-month period ended December 31, 1996.


                                      (9)

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUFFOLK BANCORP                                              March 31, 1997
--------------------
  (Registrant)

By  /s/ Edward J. Merz
  --------------------
     Edward J. Merz
     Chairman
     President & CEO
     Director

By  /s/ Raymond A. Mazgulski
  --------------------
     Raymond A. Mazgulski
     Vice Chairman
     Director

By  /s/ John F. Hanley
  --------------------
     John F. Hanley
      Executive Vice President
      Chief Administrative Officer

By  /s/ Victor F. Bozuhoski, Jr.
  --------------------
     Victor F. Bozuhoski, Jr.
     Executive Vice President,
     Chief Financial Officer & Treasurer

/s/ Joseph A. Deerkoski                          /s/ Howard M. Finkelstein
-----------------------                         ----------------------------
Joseph A. Deerkoski                             Howard M. Finkelstein
Director                                        Director

 /s/ Edgar F. Goodale                            /s/ J. Douglas Stark
-----------------------                         ----------------------------
Edgar F. Goodale                                J. Douglas Stark
Director                                        Director

 /s/ Hallock Luce 3rd                            /s/ Peter Van de Wetering
-----------------------                         ----------------------------
Hallock Luce 3rd                                Peter Van de Wetering
Director                                        Director

 /s/ Bruce Collins                               /s/ John J. Raynor
-----------------------                         ----------------------------
Bruce Collins                                   John J. Raynor
Director                                        Director







                                  EXHIBIT INDEX
Description                                    Exhibit             Pages

1996 Annual Report to Shareholders                C                 1-28


                                      (10)

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUFFOLK BANCORP                                        March 29, 1997
--------------------
  (Registrant)


By
     Edward J. Merz
     Chairman
     President & CEO
     Director

By
     Raymond A. Mazgulski
     Vice Chairman
      Director

By
      John F. Hanley
      Executive Vice President
      Chief Administrative Officer
      Director

By
     Victor F. Bozuhoski, Jr.
     Executive Vice President,
     Chief Financial Officer & Treasurer



Joseph A. Deerkoski                               Howard M. Finkelstein
Director                                          Director



Edgar F. Goodale                                  J. Douglas Stark
Director                                          Director



Hallock Luce 3rd                                  Peter Van de Wetering
Director                                          Director



Bruce Collins                                     John J. Raynor
Director                                          Director


                                      (10)