Form 10-Q
period 1997-03-31
SUFFOLK BANCORP
filed 1997-05-14
CIK 754673

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended March 31, 1997

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


                                 (516) 727-3800
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

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

        3,242,899 SHARES OF COMMON STOCK OUTSTANDING AS OF MARCH 31, 1997



                                      (1)

SUFFOLK BANCORP AND SUBSIDIARIES


Part I   Financial Information                                                                                    page


               Consolidated Statements of Condition                                                                  3
               Consolidated Statements of Income,
               For the Three Months Ended March 31, 1997 and 1996                                                    4

               Statements of Cash Flows, For the Three Months Ended March 31, 1997 and 1996                          5

               Notes to the Unaudited Consolidated Financial Statements                                              6

               Management's Discussion and Analysis of Financial Condition and Results of Operations                 6



Part II   Other Information                                                                                          7



               Signatures                                                                                            8





                                      (2)

SUFFOLK BANCORP AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CONDITION
 (in thousands of dollars except number of shares)

ASSETS                                                                        March 31, 1997   December 31, 1996
                                                                                --------            --------
Cash and Due From Banks                                                           51,086              49,824
Federal Funds Sold                                                                  --                 1,500
Investment Securities:
   Investment Securities Available for Sale                                       98,991             104,649
   Investment Securities Held to Maturity:
     United States Treasury Obligations                                            8,010               8,019
     Obligations of States and Political Subdivisions                              9,765              10,170
     U.S. Govt. Agency Obligations                                                11,513              11,877
     Other Securities                                                                638                 638
                                                                                --------            --------
    Total Investment Securities                                                  128,917             135,353

Loans, Net of Discounts                                                          592,703             584,996
Less: Allowance for loan loss                                                      6,224               6,113
                                                                                --------            --------
    Net Loans                                                                    586,479             578,883

Premises and Equipment, net                                                       14,755              13,201
Other Real Estate Owned, net                                                         383               1,899
Accrued Interest Receivable, net                                                   4,623               5,222
Intangible Assets                                                                  2,534               2,624
Other Assets                                                                      14,879              15,873
                                                                                --------            --------
    TOTAL ASSETS                                                                 803,656             804,379
                                                                                ========            ========

LIABILITIES
Demand Deposits                                                                  163,680             168,315
Savings, N.O.W.'s and Money Market Deposits                                      324,982             329,930
Time Certificates of $100,000 or More                                             20,436              31,074
Other Time Deposit                                                               188,824             181,698
                                                                                --------            --------
    Total Deposits                                                               697,922             711,017

Federal Funds Purchased & Securities Sold
  Under Agreements to repurchase                                                  18,948               7,200
Dividends Payable on Common Stock                                                  1,070               1,088
Accrued Interest Payable                                                           1,579               1,579
Other Liabilities                                                                 12,400              10,745
                                                                                --------            --------
    TOTAL LIABILITIES                                                            731,919             731,629

STOCKHOLDER'S EQUITY
Common Stock (Par Value $5.00; 7,500,000 authorized
  3,242,899 and 3,296,445 shares outstanding at
  March 31,1997 and December 31, 1996, respectively)                              19,026              19,026
Surplus                                                                           18,456              18,456
Undivided Profits                                                                 37,067              37,353
Treasury Stock (562,311 shares in 1997 and 508,765 in 1996)                       (2,811)             (2,543)
Net Unrealized (Loss) Gain on Securities Available for Sale                           (1)                458
                                                                                --------            --------
    TOTAL STOCKHOLDERS EQUITY                                                     71,737              72,750

    TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                                   803,656             804,379
                                                                                ========            ========




                                      (3)

SUFFOLK BANCORP AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
(in thousands of dollars except
shares and per share data)

                                                         Three Months           Three Months
                                                        Ended 03/31/97         Ended 03/31/96
                                                          ---------              ---------

INTEREST INCOME
Loans (including fee income)                                 13,188                 11,800
Federal Funds Sold                                               59                    261
United States Treasury Obligations                            1,750                  1,899
Obligations of States and Political Subdivisions                116                    207
U.S. Govt. Agency Obligations                                   423                    494
Other Securities                                                 10                     10
                                                          ---------              ---------
  Total Interest Income                                      15,546                 14,671

INTEREST EXPENSE
Savings, N.O.W.'s and Money Market Deposits                   1,896                  2,021
Time Certificates of $100,000 or more                           245                    218
Other Time Deposits                                           2,493                  2,750
Federal Funds Purchased                                          85                      8
Interest on Other Borrowings                                    253                   --
                                                          ---------              ---------
  Total Interest Expense                                      4,972                  4,997

Net Interest Income                                          10,574                  9,674
Provision for Possible Loan Losses                              251                    225
                                                          ---------              ---------
  Net Income After Provision for Possible Loan Losses        10,323                  9,449

OTHER INCOME
Service Charges on Deposit Accounts                           1,076                    963
Other Service Charges, Commissions & Fees                       344                    353
Fiduciary Activities                                            131                    135
Other Operating Income                                          128                    185
                                                          ---------              ---------
  Total Other Income                                          1,679                  1,636

OTHER EXPENSE
Salaries and Employee Benefits                                4,007                  3,988
Net Occupancy Expense                                           596                    624
Equipment Expense                                               527                    648
Other Real Estate Owned                                         194                   --
Other Operating Expense                                       1,991                  1,710
                                                          ---------              ---------
  Total Other Expense                                         7,315                  6,970

Income Before Taxes                                           4,687                  4,115
Provision for Income Taxes                                    1,976                  1,662
                                                          ---------              ---------
NET INCOME                                                    2,711                  2,453
                                                          =========              =========

Earnings Per Share                                             0.83                   0.72
Average Shares                                            3,267,843              3,394,595




                                      (4)

SUFFOLK BANCORP AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands of dollars)

                                                         Three Months      Three Months
                                                       Ended 03/31/97     Ended 03/31/96
                                                         -------             -------
NET INCOME                                                 2,711               2,453

ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH :
Provision for Loan Losses                                    251                 225
Depreciation                                                 314                 421
Amortization of Excess of
  Cost Over Fair Market Value of Net Assets Acquired          90                  91
Accretion of Discounts                                      (205)               (813)
Amortization of Premiums                                     180                 153
Decrease in Interest Receivable                              600                 947
Decrease (Increase) in Other Assets                          994                (221)
Decrease in Interest Payable                                  (1)                (81)
Increase in Other Liabilities                              1,655               2,812
                                                         -------             -------
NET CASH PROVIDED BY OPERATING ACTIVITIES                  6,589               5,987

CASH FLOWS FROM INVESTING ACTIVITIES
Principal Payments on Investment Securities                  383                 584
Maturities of Investments Held to Maturity                   404               1,419
Purchases of Investments Held to Maturity                   --                  (442)
Maturities of Investments Available for Sale              25,777              32,755
Purchases of Investments Available for Sale              (20,102)            (14,820)
Net Loan Disbursements & Repayments                       (8,478)            (10,172)
Purchases of Premises and Equipment, Net                  (1,868)               (965)
Disposition of OREO Property                               1,690                --
                                                         -------             -------
NET CASH (USED IN) PROVIDED BY INVESTING
  ACTIVITIES                                              (2,194)              8,359

CASH FLOWS FROM FINANCING ACTIVITIES

Net Decrease in Deposit Accounts                         (13,095)            (60,631)
Increase in Federal Funds Purchased                         --                 1,300
Proceeds from Other Borrowings                            11,748                --
Treasury Shares Acquired                                  (2,197)             (1,074)
Dividends Paid to Shareholders                            (1,088)             (1,096)
                                                         -------             -------
NET CASH USED FROM FINANCING ACTIVITIES                   (4,632)            (61,501)


NET DECREASE IN CASH AND CASH EQUIVALENTS                   (237)            (47,155)


CASH AND CASH EQUIVALENTS: BEGINNING OF PERIOD            51,324              81,455
                                                         -------             -------

CASH AND CASH EQUIVALENTS: END OF PERIOD                  51,087              34,300
                                                         =======             =======



                                      (5)

                        SUFFOLK BANCORP AND SUBSIDIARIES
            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1) GENERAL
               In the opinion of management, the accompanying unaudited consolidated financial statements of Suffolk Bancorp and its consolidated subsidiaries have been prepared to reflect all adjustments (consisting solely of normally recurring accruals) necessary for a fair presentation of the financial condition and results of operations for the periods presented. Certain information and footnotes normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Notwithstanding, management believes that the disclosures are adequate to prevent the information from misleading the reader, particularly when the accompanying consolidated financial statements are read in conjunction with the audited consolidated financial statements and notes thereto included in the Registrant's annual report and on Form 10-K, for the year ended December 31, 1996.

               The results of operations for the three months ended March 31, 1997, are not necessarily indicative of the results of operations to be expected for the remainder of the year.

(2) IMPACT OF NEW ACCOUNTING STANDARDS

               In December 1996, the Financial Accounting Standards Board, ("FASB") issued SFAS No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125," which is an amendment to SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities," which supersedes SFAS No. 122. SFAS No. 125 is effective for transfers and servicing of financial assets and extinguishment of liabilities occurring after December 31, 1996. SFAS No. 127 delayed the effective date of certain provisions of SFAS No. 125 until January 1, 1998.



   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
      OPERATION for the Three Month Periods ended March 31, 1997 and 1996

NET INCOME
               Net income was $2,711,000 for the quarter, ahead 10.5 percent from $2,453,000 posted during the same period last year. Earnings per share for the quarter were $0.83 versus $0.72, a gain of 15.3 percent.

INTEREST INCOME
               Interest income was $15,546,000 for the first quarter 1997, up
6.0 percent from $14,671,000 posted for the same quarter in 1996. Average net loans for the first quarter of 1997 totaled $578,529,000, compared to $509,375,000 for the same period of 1996. During the first quarter of 1997, the yield was 8.49 percent on average earning assets of $736,525,000, up from 8.32 percent on average earning assets of $711,726,000 during the first quarter of 1996. The increase in interest income, is attributable to the increase in average balances of earning assets.

INTEREST EXPENSE
               Interest expense for the first quarter of 1997 was $4,972,000, down 0.5 percent from $4,997,000 for the same period of 1996. Average deposits for the first quarter 1997 were $711,927,000, up from $703,570,000 for the comparable period in 1996. Other borrowings, in the form of federal funds purchased and securities sold under agreements to repurchase, averaged $17,965,000 during the first quarter 1997, compared to $570,000 during first quarter 1996. Time deposits have decreased while other time deposits and savings have increased.

NET INTEREST INCOME
               Net interest income remains the largest component of the Bank's earnings. Net interest income for the first quarter of 1997 was $10,574,000, up from $9,674,000 during the same period of 1996. The net interest margin for the quarter, on a fully taxable-equivalent basis, was 5.79 percent compared to 5.52 percent for the same period of 1996.


                                      (6)

      The following table presents the coverage of troubled assets:


                                                       LAST 12         MAR. 31        DEC. 31       SEPT. 30        JUNE 30
COVERAGE RATIOS                                         MONTHS            1997           1996           1996           1996

  Net Charge-offs/Average Net Loans (annualized)         0.11%           0.10%          0.09%          0.13%          0.13%
  Allowance for Loan Losses/Non-Accrual,
       Restructured, & OREO                            117.19%         158.13%        102.93%        105.26%        102.43%
  Allowance for Loan Losses/Net Loans                    1.05%           1.05%          1.05%          1.06%          1.04%


OTHER INCOME
               Other income increased to $1,679,000 for the three months ended March 31, 1997 compared to $1,636,000 for the same period during 1996. Service charges on deposit accounts is up $113,000 or 11.7 percent as a result of higher volume within transactional accounts. Trust revenue is down 3.0 percent. Other operating income is down $57,000 or 30.8 percent.

OTHER EXPENSE
               Other expense for the first quarter 1997 was $7,315,000, up 4.9 percent from $6,970,000 for the comparable period in 1996. The largest component of the increase is the one-time expenses related to the disposition of real estate owned, $194,000 during the period. Other operating expenses are up 16.4 percent.

CAPITAL RESOURCES
               Stockholders' equity totaled $71,737,000 on March 31, 1997, a decrease of $1,013,000 from $72,750,000 on December 31, 1996. The ratio of equity to assets was 8.93 percent at March 31, 1997 and 9.04 percent at December 31, 1996.

               The Company believes that the repurchase of stock is an important tool to manage capital in times when its business generates capital faster than assets. In January of 1997, the Company announced its intention to repurchase five percent of the common shares then outstanding, or 164,822 shares. In 1996, the Company authorized the repurchase of 170,065 shares, of which it was able to repurchase only 118,400 shares. The remaining 51,665 shares not repurchased during 1996 were added to the 1997 plan, calling in total to repurchase 216,487 shares more. During the quarter most recently ended, the Company repurchased 53,546 shares, or approximately 1.6 percent of the shares outstanding at December 31, 1996.

                                     PART II

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K.

None.



                                      (7)

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                                   SUFFOLK BANCORP

Date: May 14, 1997                 /s/ Edward J. Merz
                                   ------------------------------
                                   Edward J. Merz
                                   Chairman, President & Chief Executive Officer









Date: May 14, 1997                 /s/ Victor F. Bozuhoski, Jr.
                                   ------------------------------
                                   Victor F. Bozuhoski, Jr.
                                   Executive Vice President,
                                   Treasurer & Chief Financial Officer




                                      (8)