Form 10-Q
period 1997-06-30
SUFFOLK BANCORP
filed 1997-08-12
CIK 754673

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended June 30, 1997

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


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X. No__.


         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        6,468,776 SHARES OF COMMON STOCK OUTSTANDING AS OF JUNE 30, 1997

                                      (1)

SUFFOLK BANCORP AND SUBSIDIARIES


Part I   Financial Information                                                                                  page

         Consolidated Statements of Condition                                                                     3

         Consolidated Statements of Income, For the Three Months Ended June 30, 1997 and 1996                     4

         Consolidated Statements of Income, For the Six Months Ended June 30, 1997 and 1996                       5

         Statements of Cash Flows, For the Three Months Ended June 30, 1997 and 1996                              6

         Notes to the Unaudited Consolidated Financial Statements                                                 7

         Management's Discussion and Analysis of Financial Condition and Results of Operations                    7



Part II   Other Information                                                                                       8



         Signatures                                                                                               9


                                      (2)

SUFFOLK BANCORP AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CONDITION
 (in thousands of dollars except number of shares)

ASSETS                                                                                  June 30, 1997      December 31, 1996
                                                                                       -----------------   -----------------
Cash and Due From Banks                                                                           49,778              49,824

Federal Funds Sold                                                                                26,000               1,500

Investment Securities:
   Investment Securities Available for Sale                                                      109,727             104,649
   Investment Securities Held to Maturity:
     United States Treasury Obligations                                                                0               8,019
     Obligations of States and Political Subdivisions                                              7,197              10,170
     U.S. Govt. Agency Obligations                                                                10,515              11,877
     Other Securities                                                                                638                 638
                                                                                       -----------------   -----------------
    Total Investment Securities                                                                  128,077             135,353

Loans, Net of Discounts                                                                          606,996             584,996
Less: Allowance for loan losses                                                                    6,423               6,113
                                                                                       -----------------   -----------------
    Net Loans                                                                                    600,573             578,883

Premises and Equipment, net                                                                       15,926              13,201
Other Real Estate Owned, net                                                                         349               1,899
Accrued Interest Receivable, net                                                                   5,680               5,222
Intangible Assets                                                                                  2,443               2,624
Other Assets                                                                                      15,431              15,873
                                                                                       -----------------   -----------------
    TOTAL ASSETS                                                                                 844,257             804,379
                                                                                       =================   =================

LIABILITIES
Demand Deposits                                                                                  176,000             168,315
Savings, N.O.W.'s and Money Market Deposits                                                      333,783             329,930
Time Certificates of $100,000 or More                                                             19,428              31,074
Other Time Deposits                                                                              226,145             181,698
                                                                                       -----------------   -----------------
    Total Deposits                                                                               755,356             711,017

Federal Funds Purchased & Securities Sold
  Under Agreements to Repurchase                                                                       0               7,200
Dividends Payable on Common Stock                                                                  1,069               1,088
Accrued Interest Payable                                                                           2,028               1,579
Other Liabilities                                                                                 12,526              10,745
                                                                                       -----------------   -----------------
    TOTAL LIABILITIES                                                                            770,979             731,629

STOCKHOLDER'S EQUITY
Common Stock (Par Value $2.50; 15,000,000 authorized; 6,468776 and 6,661,818 shares outstanding at June 30, 1997
  and December 31,1996, respectively)                                                             19,026              19,026
Surplus                                                                                           18,456              18,456
Undivided Profits                                                                                 38,333              37,353
Treasury Stock (1,141,642 shares in 1997 and 420,365 in 1996)                                     (2,854)             (2,543)
Investment Securities Valuation Allowance                                                            317                 458
                                                                                       -----------------   -----------------
     TOTAL STOCKHOLDERS EQUITY                                                                    73,278              72,750

    TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                                                   844,257             804,379
                                                                                       =================   =================

                                      (3)

SUFFOLK BANCORP AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
(in thousands of dollars except shares and per share data)

                                                                                         Three Months        Three Months
INTEREST INCOME                                                                         Ended 06/30/97      Ended 06/30/96
                                                                                       -----------------   -----------------
Loans (including fee income)                                                                      13,716              12,521
Federal Funds Sold                                                                                   156                 198
United States Treasury Obligations                                                                 1,498               1,621
Obligations of States and Political Subdivisions                                                     106                 197
U.S. Govt. Agency Obligations                                                                        410                 447
Other Securities                                                                                       9                   9
                                                                                       -----------------   -----------------
  Total Interest Income                                                                           15,895              14,993

INTEREST EXPENSE
Savings, N.O.W.'s and Money Market Deposits                                                        1,867               1,953
Time Certificates of $100,000 or more                                                                257                 211
Other Time Deposits                                                                                2,856               2,670
Federal Funds Purchased                                                                               15                   7
Interest on Other Borrowings                                                                          84                   0
                                                                                       -----------------   -----------------
  Total Interest Expense                                                                           5,079               4,841

Net Interest Income                                                                               10,816              10,152

Provision for Possible Loan Losses                                                                   283                 295
                                                                                       -----------------   -----------------
  Net Income After Provision for Possible Loan Losses                                             10,533               9,857

OTHER INCOME
Service Charges on Deposit Accounts                                                                1,156               1,055
Other Service Charges, Commissions & Fees                                                            434                 434
Fiduciary Activities                                                                                 128                 140
Other Operating Income                                                                               103                 123
                                                                                       -----------------   -----------------
  Total Other Income                                                                               1,821               1,752

OTHER EXPENSE
Salaries and Employee Benefits                                                                     4,114               3,931
Net Occupancy Expense                                                                                622                 580
Equipment Expense                                                                                    521                 643
Other Real Estate Owned                                                                               22                 118
Other Operating Expense                                                                            2,405               1,980
                                                                                       -----------------   -----------------
  Total Other Expense                                                                              7,684               7,252

Income Before Taxes                                                                                4,670               4,357
Provision for Income Taxes                                                                         1,947               1,823
                                                                                       -----------------   -----------------
NET INCOME                                                                                         2,723               2,534
                                                                                       =================   =================


Earnings Per Share                                                                                  0.42                0.38
Average Shares Outstanding                                                                     6,480,721           6,734,248

                                      (4)

SUFFOLK BANCORP AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
(in thousands of dollars except shares and per share data)

                                                                           Six Months                  Six Months
INTEREST INCOME                                                        Ended 06/30/97              Ended 06/30/96
                                                               ----------------------      ----------------------
Loans (including fee income)                                                   26,904                      24,321
Federal Funds Sold                                                                215                         459
United States Treasury Obligations                                              3,248                       3,520
Obligations of States and Political Subdivisions                                  222                         404
U.S. Govt. Agency Obligations                                                     833                         941
Other Securities                                                                   19                          19
                                                               ----------------------      ----------------------
  Total Interest Income                                                        31,441                      29,664

INTEREST EXPENSE
Savings, N.O.W.'s and Money Market Deposits                                     3,763                       3,974
Time Certificates of $100,000 or more                                             502                         429
Other Time Deposits                                                             5,349                       5,420
Federal Funds Purchased                                                           100                          15
Interest on Other Borrowings                                                      337                           0
                                                               ----------------------      ----------------------
  Total Interest Expense                                                       10,051                       9,838

Net Interest Income                                                            21,390                      19,826

Provision for Possible Loan Losses                                                534                         520
                                                               ----------------------      ----------------------
  Net Income After Provision for Possible Loan Losses                          20,856                      19,306

OTHER INCOME
Service Charges on Deposit Accounts                                             2,232                       2,018
Other Service Charges, Commissions & Fees                                         778                         787
Fiduciary Activities                                                              259                         275
Other Operating Income                                                            231                         308
                                                               ----------------------      ----------------------
  Total Other Income                                                            3,500                       3,388

OTHER EXPENSE
Salaries and Employee Benefits                                                  8,121                       7,919
Net Occupancy Expense                                                           1,218                       1,204
Equipment Expense                                                               1,048                       1,291
Other Real Estate Owned                                                           216                         118
Other Operating Expense                                                         4,396                       3,690
                                                               ----------------------      ----------------------
  Total Other Expense                                                          14,999                      14,222

Income Before Taxes                                                             9,357                       8,472
Provision for Income Taxes                                                      3,923                       3,485
                                                               ----------------------      ----------------------
NET INCOME                                                                      5,434                       4,987
                                                               ======================      ======================


Earnings Per Share                                                               0.84                        0.74
Average Shares Outstanding                                                  6,506,573                   6,755,440

                                      (5)

SUFFOLK BANCORP AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands of dollars)

                                                                           Six Months                  Six Months
                                                                       Ended 06/30/97              Ended 06/30/96
                                                               ----------------------      ----------------------
NET INCOME                                                                      5,434                       4,987

ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH :
Provision for Loan Losses                                                         534                         520
Depreciation                                                                      646                         828
Amortization of Excess of
  Cost Over Fair Market Value of Net Assets Acquired                              181                         181
Accretion of Discounts                                                          (412)                     (1,313)
Amortization of Premiums                                                          226                         293
Incease in Interest Receivable                                                  (458)                       (316)
Decrease (Increase) in Other Assets                                               442                     (2,308)
Increase (Decrease) in Interest Payable                                           448                        (90)
Increase in Other Liabilities                                                   1,782                       1,156
                                                               ----------------------      ----------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                       8,823                       3,938

CASH FLOWS FROM INVESTING ACTIVITIES
Principal Payments on Investment Securities                                     1,398                       1,210
Maturities of Investments Held to Maturity                                     11,253                       7,941
Purchases of Investments Held to Maturity                                       (281)                       (530)
Maturities of Investments Available for Sale                                   35,239                      84,167
Purchases of Investments Available for Sale                                  (40,148)                    (60,512)
Net Loan Disbursements & Repayments                                          (24,833)                    (47,383)
Purchases of Premises and Equipment, Net                                      (3,371)                     (1,246)
Disposition of OREO Property                                                    1,862                       1,034
                                                               ----------------------      ----------------------
Net Cash Provided (Used) from Investing Activities                           (18,881)                    (15,319)

CASH FLOWS FROM FINANCING ACTIVITIES

Net Decrease in Deposit Accounts                                               44,339                     (5,081)
Increase in Federal Funds Purchased                                                 0                           0
Proceeds from Other Borrowings                                                (7,200)                           0
Treasury Shares Acquired                                                      (2,627)                     (2,438)
Dividends Paid to Shareholders                                                      0                     (2,264)
Increase in Dividends Payable on Common Stock                                                                 195
                                                               ----------------------      ----------------------
NET CASH USED FROM FINANCING ACTIVITIES                                        34,512                     (9,588)


NET DECREASE IN CASH AND CASH EQUIVALENTS                                      24,454                    (20,969)


CASH AND CASH EQUIVALENTS: BEGINNING OF PERIOD                                 51,324                      81,455

CASH AND CASH EQUIVALENTS: END OF PERIOD                                       75,778                      60,486





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

         The results of operations for the three months ended June 30, 1997, are not necessarily indicative of the results of operations to be expected for the remainder of the year.

(2) IMPACT OF NEW ACCOUNTING STANDARDS

         In December 1996, the Financial Accounting Standards Board, ("FASB") issued SFAS No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125," which is an amendment to SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." which supersedes SFAS No. 122. SFAS No. 125 is effective for transfers and servicing of financial assets and extinguishment of liabilities occurring after December 31, 1996. SFAS No. 127 delayed the effective date of certain provisions of SFAS No. 125 until January 1, 1998.



   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
       OPERATION for the Three Month Periods ended June 30, 1997 and 1996

NET INCOME

         Net income was $2,723,000 for the quarter, ahead 7.5 percent from $2,534,000 posted during the same period last year. Earnings per share for the quarter were $0.42 versus $0.38, a gain of 10.5 percent.

INTEREST INCOME

         Interest income was $15,895,000 for the second quarter 1997, up 6.0 percent from $14,993,000 posted for the same quarter in 1996. Average net loans for the second quarter of 1997 totaled $594,097,000, compared to $537,187,000 for the same period of 1996. During the second quarter of 1997, the yield was
8.69 percent on average earning assets of $735,278,000 up from 8.53 percent on average earning assets of $709,439,000 during the second quarter of 1996. The increase in interest income, is attributable to the increase in average balances of earning assets.

INTEREST EXPENSE

         Interest expense for the second quarter of 1997 was $5,079,000, up 4.9 percent from $4,841,000 for the same period of 1996. Average deposits for the second quarter 1997 were $731,415,000 up from $705,307 for the comparable period in 1996. Other borrowings, in the form of federal funds purchased and securities sold under agreements to repurchase, averaged $7,027,000 during the second quarter 1997, compared to $491,000 during second quarter 1996. Savings, NOWa and Money Market deposits have decreased while other time deposits and demand deposits have increased.

NET INTEREST INCOME

         Net interest income remains the largest component of the Bank's earnings. Net interest income for the second quarter of 1997 was $10,816,000, up from $10,152,000 during the same period of 1996. The net interest margin for the quarter, on a fully taxable-equivalent basis, was 5.93 percent compared to 5.80 percent for the same period of 1996.


                                      (7)

         The following table presents the coverage of troubled assets:

                                                           LAST 12     JUN. 30     MAR. 31    DEC. 31     SEP. 30
COVERAGE RATIOS                                             MONTHS        1997        1997       1996        1996

  Net Charge-offs/Average Net Loans (annualized)             0.09%       0.06%       0.10%      0.09%       0.13%
  Allowance for Loan Losses/Non-Accrual,
       Restructured, & OREO                                132.05%     161.87%     158.13%    102.93%     105.26%
  Allowance for Loan Losses/Net Loans                        1.06%       1.08%       1.05%      1.05%       1.06%


OTHER INCOME

         Other income increased to $1,821,000 for the three months ended June 30, 1997 compared to $1,752,000 for the same period during 1996. Service charges on deposit accounts is up $101,000 or 9.6 percent as a result of higher volume within transactional accounts. Trust revenue is down 8.6 percent. Other operating income is down $20,000 or 16.3 percent.

OTHER EXPENSE

         Other expense for the second quarter 1997 was $7,684,000, up 6.0 percent from $7,252,000 for the comparable period in 1996. Other operating expenses are up 21.5 percent, owing to increased loans and deposits.

CAPITAL RESOURCES

         Stockholders' equity totaled $73,278,000 on June 30, 1997, a decrease of $528,000 from $72,750,000 on December 31, 1996. The ratio of equity to assets was 8.68 percent at June 30, 1997 and 9.04 percent at December 31, 1996.

         At their annual meeting on April 8, 1997, the Company's shareholders voted to increase the number of shares authorized from 7,500,000 to 15,000,000 and to split the stock 2 for 1, changing the par value from $5.00 to $2.50. The split was payable on May 15, 1997. All numbers in the following discussion are adjusted to reflect the split.

         The Company believes that the repurchase of stock is an important tool to manage capital in times when its business generates capital faster than assets. In January of 1997, the Company announced its intention to repurchase five percent of the common shares then outstanding, or 329,644 shares. In 1996, the Company authorized the repurchase of 340,130 shares, of which it was able to repurchase only 236,800 shares. The remaining 103,330 shares not repurchased during 1996 were added to the 1997 plan, calling in total to repurchase 432,974 shares more. During the quarter most recently ended, the Company repurchased 17,000 shares.

         In the week following the end of the quarter, the Company reached an agreement with its largest shareholder to repurchase 373,422 shares, or 5.77 percent of the shares outstanding on June 30, 1997. This purchase raised the total of shares repurchased since December 31, 1996 to 497,536, or 64,562 shares more than had previously been announced for repurchase. The additional shares were authorized by the board for repurchase in order to complete the transaction. This transaction reduced the Company's leverage ratio from 8.68 percent to 7.26 percent, pro-forma, based on June 30, 1997 balances and should be accretive to earnings per share. This transaction concludes the Company's formal repurchase program, although the Company may repurchase shares in the future for various corporate purposes.

                                     PART II

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

None.



                                      (8)

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           SUFFOLK BANCORP




Date: August 12, 1997             /s/ Edward J. Merz
                                  ------------------------------
                                  Edward J. Merz
                                  Chairman, President & Chief Executive Officer




Date:  August 15, 1997            /s/ Victor F. Bozuhoski, Jr.
                                  ------------------------------
                                  Victor F. Bozuhoski, Jr.
                                  Executive Vice President,
                                  Treasurer & Chief Financial Officer

                                      (9)