Form 10-Q
period 1997-09-30
SUFFOLK BANCORP
filed 1997-11-13
CIK 754673

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended September 30, 1997

Commission file number 0-13580

                                 SUFFOLK BANCORP

             (exact name of registrant as specified in its charter)

         New York State                                                     11-2708279
(State or other jurisdiction of incorporation or organization)           (I.R.S. Employer
                                                                        Identification No.)

6 West Second Street, Riverhead, New York                                     11901
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

      6,095,356 SHARES OF COMMON STOCK OUTSTANDING AS OF SEPTEMBER 30, 1997



                                      (1)

                        THIS PAGE IS INTENTIONALLY BLANK.


                                      (2)

SUFFOLK BANCORP AND SUBSIDIARIES


Part I Financial Information                                                                                   page


         Consolidated Statements of Condition                                                                     4

         Consolidated Statements of Income, For the Three Months Ended September 30, 1997 and 1996                5

         Consolidated Statements of Income, For the Nine Months Ended September 30, 1997 and 1996                 6

         Statements of Cash Flows, For the Nine Months Ended September 30, 1997 and 1996                          7

         Notes to the Unaudited Consolidated Financial Statements                                                 8

         Management's Discussion and Analysis of Financial Condition and Results of Operations                    8



Part II Other Information                                                                                         9



         Signatures                                                                                              10



                                      (3)

SUFFOLK BANCORP AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CONDITION
 (in thousands of dollars except number of shares)

                                                                         September 30, 1997     December 31, 1996
                                                                         ------------------     -----------------
ASSETS
Cash and Due From Banks                                                          43,639              49,824
Federal Funds Sold                                                               27,300               1,500
Investment Securities:
 Investment Securities Available for Sale                                       110,728             104,649
 Investment Securities Held to Maturity:
 United States Treasury Obligations                                                  --               8,019
 Obligations of States and Political Subdivisions                                15,050              10,170
 U.S. Govt. Agency Obligations                                                    9,656              11,877
 Other Securities                                                                   638                 638
                                                                               --------            --------
  Total Investment Securities                                                   136,072             135,353

Loans, Net of Discounts                                                         592,756             584,996
Less: Allowance for loan loss                                                     6,440               6,113
                                                                               --------            --------
  Net Loans                                                                     586,316             578,883

Premises and Equipment, net                                                      15,989              13,201
Other Real Estate Owned, net                                                        349               1,899
Accrued Interest Receivable, net                                                  4,551               5,222
Intangible Assets                                                                 2,352               2,624
Other Assets                                                                     16,185              15,873
                                                                               --------            --------
  TOTAL ASSETS                                                                  832,753             804,379
                                                                               ========            ========

LIABILITIES
Demand Deposits                                                                 178,430             168,315
Savings, N.O.W.'s and Money Market Deposits                                     319,477             329,930
Time Certificates of $100,000 or More                                            21,181              31,074
Other Time Deposit                                                              231,643             181,698
                                                                               --------            --------
  Total Deposits                                                                750,731             711,017

Federal Funds Purchased & Securities Sold Under Agreements to Repurchase             --               7,200
Dividends Payable on Common Stock                                                 1,097               1,088
Accrued Interest Payable                                                          2,533               1,579
Other Liabilities                                                                15,144              10,745
                                                                               --------            --------
  TOTAL LIABILITIES                                                             769,505             731,629

STOCKHOLDER'S EQUITY
Common Stock (Par Value $2.50; 15,000,000 authorized
  6,095,356 & 6,604,890 shares outstanding at
  September 30, 1997 & 1996, respectively)                                       19,026              19,026
Surplus                                                                          18,456              18,456
Undivided Profits                                                                29,101              37,353
Treasury Stock (1,515,064 shares and 1,005,530 shares)                           (3,787)             (2,543)
Net Unrealized (Loss) Gain on Securities Available for Sale                         452                 458
                                                                               --------            --------
  TOTAL STOCKHOLDERS EQUITY                                                      63,248              72,750

  TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                                    832,753             804,379
                                                                               ========             =======


                                      (4)

SUFFOLK BANCORP AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
(in thousands of dollars except shares and per share data)

                                                                            Three Months            Three Months
                                                                            Ended 9/30/97           Ended 9/30/96
                                                                            ---------------         -------------
INTEREST INCOME
Loans (including fee income)                                                    13,861                  12,985
Federal Funds Sold                                                                 449                     226
United States Treasury Obligations                                               1,492                   1,585
Obligations of States and Political Subdivisions                                    97                     128
U.S. Govt. Agency Obligations                                                      419                     431
Other Securities                                                                    10                      10
                                                                             ---------               ---------
  Total Interest Income                                                         16,328                  15,365

INTEREST EXPENSE
Savings, N.O.W.'s and Money Market Deposits                                      1,867                   1,975
Time Certificates of $100,000 or more                                              298                     230
Other Time Deposits                                                              3,228                   2,589
Federal Funds Purchased                                                             --                       1
  Total Interest Expense                                                         5,393                   4,795
                                                                             ---------               ---------

Net Interest Income                                                             10,935                  10,570
Provision for Possible Loan Losses                                                 300                     300
                                                                             ---------               ---------
  Net Interest Income After Provision for Possible Loan Losses                  10,635                  10,270

OTHER INCOME
Service Charges on Deposit Accounts                                              1,117                   1,047
Other Service Charges, Commissions & Fees                                          739                     562
Fiduciary Activities                                                               125                     117
Other Operating Income                                                             184                     222
                                                                             ---------               ---------
  Total Other Income                                                             2,165                   1,948

OTHER EXPENSE
Salaries and Employee Benefits                                                   4,151                   3,992
Net Occupancy Expense                                                              662                     595
Equipment Expense                                                                  527                     624
Other Operating Expense                                                          2,546                   2,158
                                                                             ---------               ---------
  Total Other Expense                                                            7,886                   7,369

Income Before Taxes                                                              4,914                   4,849
Provision for Income Taxes                                                       2,034                   2,066
                                                                             ---------               ---------
NET INCOME                                                                       2,880                   2,783
                                                                             =========               =========

Earnings Per Share                                                                0.47                    0.43
Average Shares                                                               6,131,886               6,620,416



                                      (5)

SUFFOLK BANCORP AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
(in thousands of dollars except shares and per share data)

                                                                            Nine Months             Nine Months
                                                                            Ended 9/30/97           Ended 9/30/96
                                                                            -------------           -------------
INTEREST INCOME
Loans (including fee income)                                                    40,765                  37,306
Federal Funds Sold                                                                 664                     685
United States Treasury Obligations                                               4,740                   5,105
Obligations of States and Political Subdivisions                                   319                     532
U.S. Govt. Agency Obligations                                                    1,252                   1,372
Other Securities                                                                    29                      29
                                                                             ---------               ---------
  Total Interest Income                                                         47,769                  45,029

INTEREST EXPENSE
Savings, N.O.W.'s and Money Market Deposits                                      5,630                   5,949
Time Certificates of $100,000 or more                                              800                     659
Other Time Deposits                                                              8,577                   8,009
Federal Funds Purchased                                                            100                      16
Interest on Other Borrowings                                                       337                      --
                                                                             ---------               ---------
  Total Interest Expense                                                        15,444                  14,633

Net Interest Income                                                             32,325                  30,396
Provision for Possible Loan Losses                                                 834                     820
                                                                             ---------               ---------
  Net Interest Income After Provision for Possible Loan Losses                  31,491                  29,576

OTHER INCOME
Service Charges on Deposit Accounts                                              3,349                   3,065
Other Service Charges, Commissions & Fees                                        1,517                   1,349
Fiduciary Activities                                                               384                     392
Other Operating Income                                                             415                     530
                                                                             ---------               ---------
  Total Other Income                                                             5,665                   5,336

OTHER EXPENSE
Salaries and Employee Benefits                                                  12,272                  11,911
Net Occupancy Expense                                                            1,880                   1,799
Equipment Expense                                                                1,575                   1,915
Other Operating Expense                                                          7,158                   5,966
                                                                             ---------               ---------
  Total Other Expense                                                           22,885                  21,591

Income Before Taxes                                                             14,271                  13,321
Provision for Income Taxes                                                       5,957                   5,551
                                                                             ---------               ---------
NET INCOME                                                                       8,314                   7,770
                                                                             =========               =========

Earnings Per Share                                                                1.30                    1.16
Average Shares                                                               6,380,305               6,710,104



                                      (6)

SUFFOLK BANCORP AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands of dollars)

                                                                                       Nine Months                Nine Months
                                                                                      Ended 9/30/97              Ended 9/30/96
                                                                                      -------------              -------------

NET INCOME                                                                                   8,314                   7,770

ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH :
Provision for Loan Losses                                                                      834                     820
Depreciation                                                                                   978                   1,213
Amortization of Excess of Cost Over Fair Market Value of Net Assets Acquired                   271                     272
Accretion of Discounts                                                                        (618)                 (1,749)
Amortization of Premiums                                                                       253                     366
Decrease in Interest Receivable                                                                672                   1,060
Increase in Other Assets                                                                      (313)                 (2,542)
Increase (Decrease) in Interest Payable                                                        954                    (205)
Increase in Other Liabilities                                                                4,400                   2,329
                                                                                           -------                --------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                                   15,745                   9,334

CASH FLOWS FROM INVESTING ACTIVITIES
Principal Payments on Investment Securities                                                  2,278                   1,822
Maturities of Investments Held to Maturity                                                  12,406                 163,934
Purchases of Investments Held to Maturity                                                   (9,288)                 (2,237)
Maturities of Investments Available for Sale                                                45,509                   9,790
Purchases of Investments Available for Sale                                                (51,259)               (114,540)
Net Loan Disbursements & Repayments                                                         (8,582)                (54,740)
Purchases of Premises and Equipment, Net                                                    (3,765)                 (1,427)
Disposition of OREO Property                                                                 1,862                   1,299
                                                                                           -------                --------
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES                                        (10,839)                  3,901

CASH FLOWS FROM FINANCING ACTIVITIES
Net Increase (Decrease) in Deposit Accounts                                                 39,713                 (19,376)
Reduction of Other Borrowings                                                               (7,200)                      0
Treasury Shares Acquired                                                                   (14,578)                 (3,514)
Dividends Paid to Shareholders                                                              (3,226)                 (3,116)
Increase in Dividends Payable on Common Stock                                                    0                    (105)
                                                                                           -------                --------
NET CASH USED FROM FINANCING ACTIVITIES                                                     14,709                 (26,111)

NET DECREASE IN CASH AND CASH EQUIVALENTS                                                   19,615                 (12,876)

CASH AND CASH EQUIVALENTS: BEGINNING OF PERIOD                                              51,324                  81,455
                                                                                           -------                --------

CASH AND CASH EQUIVALENTS: END OF PERIOD                                                    70,939                  68,579
                                                                                           =======                ========



                                      (7)

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

         The results of operations for the three and nine months ended September 30, 1997 are not necessarily indicative of the results of operations to be expected for the remainder of the year.

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



MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION for the Three-Month Periods ended September 30, 1997 and 1996

NET INCOME
         Net income was $2,880,000 for the quarter, ahead 3.5 percent from $2,783,000 posted during the same period last year. Earnings per share for the quarter were $0.47 versus $0.43, a gain of 9.3 percent.

INTEREST INCOME
         Interest income was $16,328,000 for the third quarter of 1997, up 6.3 percent from $15,365,000 posted for the same quarter in 1996. Average net loans during the third quarter of 1997 totaled $590,466,000, compared to $555,560,000 for the same period of 1996. During the third quarter of 1997, the yield was
8.68 percent on average earning assets of $752,202,000 up from $709,439,000 during the third quarter of 1996, yielding 8.63 percent. The increase in interest income is primarily attributable to the increase in average balances of earning assets.

INTEREST EXPENSE
         Interest expense for the third quarter of 1997 was $5,393,000, up 12.5 percent from $4,795,000 for the same period of 1996. Average deposits for the third quarter 1997 were $762,728,000 up from $715,112,000 for the comparable period in 1996.

NET INTEREST INCOME
         Net interest income is the largest component of the Company's earnings. Net interest income for the third quarter of 1997 was $10,935,000, up from $10,570,000 during the same period of 1996. The net interest margin for the quarter, on a fully taxable-equivalent basis, was 5.81 percent compared to 5.96 percent for the same period of 1996.


                                      (8)

         The following table presents the coverage of troubled assets:

                                                      LAST 12    SEPT. 30      JUNE 30       MAR 31      DEC 31
COVERAGE RATIOS                                        MONTHS       1997         1997         1997        1996
  Net Charge-offs/Average Net Loans                     0.11%       0.19%        0.06%        0.10%       0.09%
  Allowance for Loan Losses/Non-Accrual,
   Restructured, & OREO                               148.76%     172.10%      161.87%      158.13%     102.93%
  Allowance for Loan Losses/Net Loans                   1.07%       1.09%        1.08%        1.05%       1.05%

OTHER INCOME

         Other income increased to $2,165,000 for the three months ended September 30, 1997 compared to $1,948,000. Trust revenue was up 6.8 percent. Other operating income was down 17.1 percent.

OTHER EXPENSE

         Other expense for the third quarter 1997 was $7,886,000, up 7.0 percent from $7,369,000 for the comparable period in 1996.

CAPITAL RESOURCES

         Stockholders' equity totaled $63,248,000 on September 30, 1997, a decrease of $9,502,000 from $72,750,000 on December 31, 1996. The ratio of equity to assets was 7.6 percent at September 30, 1997 and 9.04 percent at December 31, 1996.

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

         In the first week of the quarter, the Company reached an agreement with its largest shareholder to repurchase 373,422 shares, or 5.77 percent of the shares outstanding on September 30, 1997. This purchase raised the total of shares repurchased since December 31, 1996 to 497,536, or 64,562 shares more than had previously been announced for repurchase. The additional shares were authorized by the board for repurchase in order to complete the transaction. This transaction reduced the Company's leverage ratio from 8.68 percent to 7.26 percent, pro-forma, based on September 30, 1997 balances and should be accretive to earnings per share. This transaction concludes the Company's formal repurchase program, although the Company may repurchase shares in the future for various corporate purposes.

                                     PART II

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

None.


                                      (9)

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         SUFFOLK BANCORP




Date: November 13, 1997         /s/ Edward J. Merz
                                ------------------------------
                                Edward J. Merz
                                Chairman, President & Chief Executive Officer




Date: November 13, 1997         /s/ Victor F. Bozuhoski, Jr.
                                ------------------------------
                                Victor F. Bozuhoski, Jr.
                                Executive Vice President,
                                Treasurer & Chief Financial Officer


                                      (10)

                        THIS PAGE IS INTENTIONALLY BLANK.


                                      (11)