Form 10-K
period 1997-12-31
SUFFOLK BANCORP
filed 1998-03-31
CIK 754673

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K


                  ANNUAL REPORT PURSUANT TO SECTION 13 OF 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 1997 Commission File Number 0-13580

                                 SUFFOLK BANCORP

               (Exact name of registrant as specified in its charter)

                  New York                                11-2708279
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)


                  6 West Second Street, Riverhead, New York 11901
                    (Address of principal executive offices)

         Registrant's telephone number, including area code: (516) 727-5667


              Securities registered pursuant to Section 12(b) of the Act:


                 Title of each class Name of each exchange on which
                                     registered


NONE                                                                   NONE

            Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $2.50 Par Value
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Class of Common Stock    Number of Shares Outstanding as of March 6, 1998

         $ 2.50 Par Value                        6,095,356

The aggregate market value of the Registrant's Common Stock (based on the most recent sale at $31.63 on March 6, 1998) held by non-affiliates was approximately $192,796,110.

                       DOCUMENT INCORPORATED BY REFERENCE

      Portions of the Registrant's Proxy Statement for its Annual Meeting of Shareholders to be held April 14, 1998, filed on March 13, 1998. (Part III)


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

The registrant's chief competition is local banking institutions with main or branch offices in the service area of The Suffolk County National Bank, including North Fork Bank and Trust Co., and Bridgehampton National Bank. Additionally, New York City money center banks and regional banks provide competition. These banks include primarily the Bank of New York, Chase Manhattan Bank, and Fleet Bank.

Registrant and its subsidiaries had 355 full-time and 45 part-time employees as of December 31, 1997.


                    The Suffolk County National Bank ("Bank")

The Suffolk County National Bank of Riverhead was organized under the National Banking laws of the United States of America on January 6, 1890. The Bank is a member of the Federal Reserve System, and its deposits are insured by the Federal Deposit Insurance Corporation to the extent provided by law.

Directed by members of the communities it serves, the Bank's main service area includes the towns of Babylon, Brookhaven, East Hampton, Islip, Riverhead, Southampton, and Southold. The main office of the Bank is situated at 6 West Second Street, Riverhead, New York. Its branch offices are located at Bohemia, Center Moriches, Cutchogue, East Hampton, Hampton Bays, Mattituck, Medford, Miller Place, Montauk, Riverhead, Port Jefferson, Sag Harbor, Shoreham, Smithtown, Southampton, Wading River, Water Mill, West Babylon, and Westhampton Beach, New York.

The Bank is a full-service bank serving the needs of the local residents of Suffolk County. Most of the Bank's business is devoted to rendering services to those residing in the immediate area of the Bank's main and branch offices. Among the services offered by the Bank are checking accounts, savings accounts, time and savings certificates, money market accounts, negotiable-order-of-withdrawal accounts, holiday club accounts and individual retirement accounts; secured and unsecured loans, including commercial loans to individuals, partnerships and corporations, agricultural loans to farmers, installment loans to finance small businesses, mobile home loans, automobile loans, home equity and real estate mortgage loans; safe deposit boxes; trust and estate services, the sale of mutual funds and annuities, and the maintenance of a master pension plans for self-employed individuals' participation. The business of the Bank is only mildly seasonal, as a great majority of the Bank's business is devoted to those residing in the Bank's service area.



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

                     ACTIVITIES "CLOSELY RELATED" TO BANKING

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

                        SAFE AND SOUND BANKING PRACTICES

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

                         ANNUAL REPORTING; EXAMINATIONS

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

             IMPOSITION OF LIABILITY FOR UNDERCAPITALIZED SUBSIDIARIES

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

Additionally, Federal Reserve Board policy discourages the payment of dividends by a bank holding company from borrowed funds as well as payments that would adversely affect capital adequacy. Failure to meet the capital guidelines may result in supervisory or enforcement actions by the Federal Reserve Board.

                     ACQUISITIONS BY BANK HOLDING COMPANIES

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

                             INTERSTATE ACQUISITIONS

The Federal Reserve Board will allow only the acquisition by a bank holding company of an interest in any bank located in another state if the statutory laws of the state in which the target bank is located expressly authorize such acquisition. New York banking laws permit, in certain circumstances, out-of-state bank holding companies to acquire certain existing banks and bank holding companies in New York.

                               BANKING REGULATION

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

                    RESTRICTIONS ON TRANSACTIONS WITH AFFILIATES

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


                                  EXAMINATIONS

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

                       STANDARDS FOR SAFETY AND SOUNDNESS.

As part of the FDICIA's efforts to promote the safety and soundness of depository institutions and their holding companies, the appropriate federal banking regulators are required to promulgate by December 1, 1993 regulations specifying opera-tional and management standards (addressing internal controls, loan documentation, credit underwriting and interest rate risk) and asset quality, earnings and stock valuation standards (including a minimum ratio of market value to book value of the publicly traded shares of such depository institutions and holding companies). The proposed regulations did not address standards for a minimum ratio of market value to book value because the Board found that market value is affected by factors unrelated to safety and soundness.

                         EXPANDING ENFORCEMENT AUTHORITY

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

STATISTICAL DISCLOSURE

Pages 4 through 13 of the Annual Report to Shareholders for the fiscal year ended December 31, 1997.

ITEM 2.  PROPERTIES
Registrant

Registrant as such has no physical properties. Office facilities of the Registrant are located at 6 West Second Street, Riverhead, New York.

Bank

The Bank's main offices are also located at 6 West Second Street, Riverhead, New York, which the Bank owns in fee. The Bank owns a total of 15 buildings in fee, and holds 15 buildings under lease agreements.

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


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.


                                     PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Pages 4 and 16 of this Annual Report to Shareholders for the fiscal year ended December 31, 1997.

At March 11, 1998, there were approximately 1,820 equity holders of record of the Company's common stock.


ITEM 6. SELECTED FINANCIAL DATA

Page 25 of this Annual Report to Shareholders for the fiscal year ended December 31, 1997.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Pages 5 through 13 of this Annual Report to Shareholders for the fiscal year ended December 31, 1997.

                                   MARKET RISK

Suffolk originates and invests in interest-earning assets and solicits interest-bearing deposits. There is risk when interest rates fluctuate to the extent that there is a difference between the amount of interest-earnings assets and interest-bearing liabilities that are paid or withdrawn before maturity, mature, or reprice in any given time period. The main objective of Suffolk's asset/liability management program is to maximize net interest income while limiting the risks of changing interest rates and liquidity to acceptable levels, while meeting Suffolk's need for funds.

Suffolk monitors the risks of changing interest rates using several techniques, including an interest-rate sensitivity model and a traditional interest-rate sensitivity gap analysis. Using the model, Suffolk projects net interest income, and then estimates the effect of various changes in interest rates, as well as changed in the composition of assets and liabilities. Suffolk also uses the model to calculate the change in net portfolio value ("NPV") in a range of rate-change scenarios. NPV is the present value of cash flows from assets and to liabilities in the future. Traditional gap analysis computes the difference, or interest-rate sensitivity gap, between assets and liabilities which reprice in a given period of time, and also cumulatively through the end of each period of time.

The following table shows as the "base case" an estimate of Suffolk's NPV at December 31, 1997, using current discount rates and an estimate of Suffolk net income for 1998 assuming no changes in interest rates or the composition of assets or liabilities. It also shows what would happen in the case of "rate shocks" of 100 and 200 basis points, plus or minus. This analysis assumes that the change in rates was immediate, and that the change in rates was the same for instruments of all maturities. The information in this table is based on estimates and assumptions that Suffolk believes are reasonable. It constitutes a "forward-looking statement" within the meaning of that term as set forth in Rule 175 of the Securities Act of 1933 and Rule 3-b6 of the Securities Act of 1934, as amended.

                                          Market Risk (Rate Shock Analysis)
                                                 December 31, 1997
                                             (dollars in thousands)
--------------------------------------------------------------------------------------------------
                                   Net Portfolio Value 12/31/97         Net Interest Income - 1998
                                              Change                             Change
                                               From                               From
--------------------------------------------------------------------------------------------------
           Rate Scenario              Amount         Base Case            Amount     Base Case
--------------------------------------------------------------------------------------------------
+200 basis point rate shock       $    74,170         15.4%               $    46,565         5.1%
+100 basis point rate shock            69,329          7.8%                    45,430         2.6%
               Base Case               64,287                                  44,295
-100 basis point rate shock            59,034         (8.2%)                   43,160        (2.6%)
-200 basis point rate shock            53,562        (16.7%)                   42,025        (5.1%)
--------------------------------------------------------------------------------------------------

The following table illustrates the contractual sensitivity to changes in interest rates of the Company's total loans, net of discounts not including overdrafts and loans not accruing interest, together totaling $3,608,000 at December 31, 1997: (in thousands)

--------------------------------------------------------------------------------------------------
                                        After 1 but         After
INTEREST RATE PROVISION                Within 5 Years      5 Years         Total
--------------------------------------------------------------------------------------------------
Predetermined rates                           $    278,645        $    28,296         $    306,941
Floating or adjustable rates                        43,803              4,723               48,526
--------------------------------------------------------------------------------------------------
Total                                              322,448        $    33,019         $    355,467
==================================================================================================

The following table illustrates the contractual sensitivity to changes in interest rates on the Company's commercial, financial, and agricultural; and real estate construction loans not including non-accrual loans totaling approximately $648,000 at December 31, 1997: (in thousands)

--------------------------------------------------------------------------------------------------
                                  Due Within       After 1 but      After
                                  1 year           Before 5 Years   5 years          Total
--------------------------------------------------------------------------------------------------
Commercial, financal   &           $    99,162      $    3,515      $    8,250         $   110,927
agricultural
Real estate construction                 5,569           4,077              --               9,646
--------------------------------------------------------------------------------------------------
Total                              $   104,731      $    7,592      $    8,250         $   120,573
--------------------------------------------------------------------------------------------------

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Pages 14 to 25 of this Annual Report to Shareholders for the fiscal year ended December 31, 1997.

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." These statements are effective for fiscal years beginning after December 15, 1997 and restatement of financial statements or information for earlier periods provided for comparative purposes is required. The provisions of these statements will not affect Suffolk's results of operation or financial condition.

In February 1998, the Financial Accountings Standards Board issued Statement of Financial Accounting Standards No. 132 "Employers' Disclosures about Pensions and Other Post-retirement Benefits" ("SFAS No. 132"). SFAS No. 132 supercedes the disclosure requirements for pension and other post-retirement plans as set forth in SFAS No. 87, "Employers' Accounting For Pensions," SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," and SFAS No. 106, "Employers' Accounting for Post-retirement Benefits Other Than Pensions." SFAS No. 132 does not address measurement or recognition for pension and other post-retirement benefit plans.

SFAS No. 132 is effective for fiscal years beginning after December 15, 1997. Restatement of disclosures for earlier periods provided for comparative purposes is required unless the information is not readily available.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.
                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Pages 1 - 9 of Registrant's Proxy Statement for its Annual Meeting of Shareholders to be held on April 14, 1998 is incorporated herein by reference.

EXECUTIVE OFFICERS

NAME                      AGE   POSITION                      BUSINESS EXPERIENCE
John F. Hanley            51    President &                   1/98 - President & CEO of Suffolk Bancorp
                                Chief Executive Officer       1/97 - President, CEO, and Director
                                                              of The Suffolk County National Bank
                                                              1/96 - EVP & CAO of Suffolk Bancorp
                                                              4/86 - 12/95 SVP 12/80 - 4/86 VP
                                                              Employed by The Suffolk County
                                                              National Bank Since September 1971


Victor F. Bozuhoski, Jr.  59    Executive Vice President,     1/97 -   EVP & CFO of Suffolk Bancorp
                                Treasurer &                   12/88 - 12/96 EVP & CFO
                                Chief Financial Officer       12/87 - 12/88 EVP & Comptroller, CFO
                                                              12/85 - 12/87 SVP & Comptroller
                                                              1/78 - 12/85 VP & Comptroller
                                                              Employed by The Suffolk County
                                                              National Bank Since September 1965.


Thomas S. Kohlmann        51    Executive Vice President      1/98 - EVP Suffolk Bancorp
                                                              1/96 -  EVP & Chief Lending Officer
                                                              2/92 -  12/95 SVP
                                                              1980 - 1992 SVP Marine Midland Bank
                                                              Employed by The Suffolk County
                                                              National Bank
                                                              Since February 1992


Augustus C. Weaver        55    Executive Vice President      1/98 - EVP Suffolk Bancorp
                                                              1/96 - EVP & Chief Information Officer
                                                              2/87 - 12/95 President, Island
                                                              Computer Corporation of N.Y., Inc.
                                                              2/86 - 2/87 Director of Data
                                                              Processing and Corporate Planning,
                                                              Southland Frozen Food Corporation
                                                              2/62 - 2/86 First VP & Director of
                                                              Operations, Long Island Savings Bank




J. Gordon Huszagh         44    Senior Vice President &       1/97  -  SVP & Chief Financial Officer of
                                Comptroller                            The Suffolk County National Bank
                                                              12/92 - 12/96 SVP & Comptroller
                                                              12/88 - 12/92 VP & Comptroller
                                                              12/86 - 12/88 VP 1/83 - 12/86 Auditor
                                                              Employed by The Suffolk
                                                              County National Bank Since January
                                                              1983

ITEM 11.  EXECUTIVE COMPENSATION

Pages 3 - 7 of Registrant's Proxy Statement for its Annual Meeting of Shareholders to be held on April 14, 1998 is incorporated herein by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Pages 2, 4, 5, and 6 of Registrant's Proxy Statement for its Annual Meeting of Shareholders to be held on April 14, 1998 is incorporated herein by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Pages 7 and 8 of Registrant's Proxy Statement for its Annual Meeting of Shareholders to be held on April 14, 1998 is incorporated herein by reference.


                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

The following consolidated financial statements of the Registrant and Subsidiaries, and the accountant's report thereon, included on Page 14 through 26 inclusive, of Registrant's Annual Report to Shareholders for the fiscal year ended December 31, 1997.

      Financial Statements (Consolidated)
      Statements of Condition - December 31, 1997 and 1996
      Statements of Income - For the years ended December 31, 1997, 1996, and 1995 Statements of Changes in Stockholders' Equity - For the years ended December 31, 1997, 1996, and 1995

      Statements of Cash Flows - For the years ended December 31, 1997, 1996, and 1995

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

The following Exhibit is submitted herewith:

    C.       1997 Annual Report to the Shareholders.

 REPORTS ON FORM 8-K

There were no reports filed on Form 8-K for the three-month period ended December 31, 1997.

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUFFOLK BANCORP                                             March 31, 1998
--------------------
  (Registrant)

By  /s/ Edward J. Merz
   ---------------------------
     EDWARD J. MERZ
     Chairman
     Director

By  /s/ Raymond A. Mazgulski
   ---------------------------
     RAYMOND A. MAZGULSKI
     Vice Chairman
     Director

By  /s/ John F. Hanley
   ---------------------------
     JOHN F. HANLEY
      President & Chief Executive Officer
      Director

By  /s/ Victor F. Bozuhoski, Jr.
   ---------------------------
     VICTOR F. BOZUHOSKI, JR.
     Executive Vice President,
     Chief Financial Officer & Treasurer

/s/ Joseph A. Deerkoski                          /s/ Howard M. Finkelstein
   ---------------------------                       ---------------------
JOSEPH A. DEERKOSKI                             HOWARD M. FINKELSTEIN
Director                                        Director

 /s/ Edgar F. Goodale                            /s/ J. Douglas Stark
   ---------------------------                       ---------------------
EDGAR F. GOODALE                                J. DOUGLAS STARK
Director                                        Director

 /s/ Hallock Luce 3rd                            /s/ Peter Van de Wetering
   ---------------------------                       ---------------------
HALLOCK LUCE 3RD                                PETER VAN DE WETERING
Director                                        Director

 /s/ Bruce Collins
   ---------------------------
BRUCE COLLINS
Director



                                EXHIBIT INDEX

Description                                     Exhibit               Pages
-----------                                     -------              -------
1997 Annual Report to Shareholders                C                   1 - 28