Form 10-Q
period 1998-03-31
SUFFOLK BANCORP
filed 1998-05-15
CIK 754673

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended March 31, 1998

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

       (Registrant's telephone number, including area code) (516) 727-5667

                                 NOT APPLICABLE
                 (former name, former address and former fiscal
                       year if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/. No / /.

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        6,095,356 SHARES OF COMMON STOCK OUTSTANDING AS OF MARCH 31, 1998

SUFFOLK BANCORP AND SUBSIDIARIES

Part I Financial Information                                                page

         Consolidated Statements of Condition                                  3

         Consolidated Statements of Income, For the Three Months Ended
         March 31, 1998 and 1997                                               4

         Statements of Cash Flows, For the Three Months Ended
         March 31, 1998 and 1997                                               5

         Notes to the Unaudited Consolidated Financial Statements              6

         Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                   6

Part II Other Information                                                      7

         Signatures                                                            8

                        SUFFOLK BANCORP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CONDITION
     (UNAUDITED, IN THOUSANDS OF DOLLARS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                            MARCH 31,       DECEMBER 31,
                                                                                              1998             1997
ASSETS
Cash & Due From Ranks ..................................................                   $   52,708       $   53,439
Federal Funds Sold .....................................................                        1,500           18,500
Investment Securities:
  Available for Sale, at Fair Value ....................................                      107,141          120,878
   U.S. Government Agency Obligations ..................................                        6,044            7,039
   Obligations of States & Political Subdivisions ......................                       19,100           18,371
   Corporate Bonds & Other Securities ..................................                          638              638
                                                                                           -----------       ----------
Total Investment Securities ............................................                      132,923          146,926

Total Loans ............................................................                      622,164          611,388
   Allowance for Possible Loan Losses ..................................                        6,627            6,524
                                                                                           -----------       ----------
Net Loans ..............................................................                      615,537          604,864

Premises & Equipment,, Net .............................................                       15,871           16,182
Other Real Estate Owned, Net ...........................................                          341              597
Accrued Interest Receivable, Net .......................................                        5,083            5,548
Excess of Cost Over Fair Value of Net Assets Acquired ..................                        2,172            2,262
Other Assets ...........................................................                       17,893           16,595
                                                                                           -----------       ----------
  TOTAL ASSETS .........................................................                      844,028          864,913
                                                                                           ===========       ==========
LIABILITIES & STOCKHOLDERS' EQUITY
Demand Deposits ........................................................                      188,083          184,085
Savings, N O W's & Money Market Deposits ...............................                      319,549          335,047
Time Certificates of $100,000 or more ..................................                       24,009           23,406
Other Time Deposits ....................................................                      233,770          235,057
                                                                                           -----------       ----------
  Total Deposits .......................................................                      765,411          777,595

Dividend Payable on Common Stock .......................................                        1,097            1,097
Accrued Interest Payable ...............................................                        1,733            3,075
Other Liabilities ......................................................                        8,902           18,006
                                                                                           -----------       ----------
  TOTAL LIABILITIES ....................................................                      777,143          799,773
                                                                                           -----------       ----------

STOCKHOLDERS' EQUITY
Common Stock (par value $2.50, 15,000,000 shares authorized, 6,095,356
 and 6,485,798 shares issued at March 31, 1998 & 1997, respectively) ...                       19,026           19,026
Surplus ................................................................                       18,456           18,456
Treasury Stock at Par (1,515,064 shares and 1,124,622 shares,
  respectively) ........................................................                       (3,788)          (3,788)
Undivided Profits ......................................................                       32,801           30,992
                                                                                           -----------       -----------
                                                                                               66,495           64,686

Accumulated Other Comprehensive Income, Net of Tax .....................                          390              454
                                                                                           -----------       -----------
  TOTAL STOCKHOLDERS' EQUITY   .........................................                       66,885           65,140

  TOTAL LIABILITIES & STOCKHOLDERS' EQUITY .............................                      884,028          864,913
                                                                                           ============      ===========
See accompanying notes to consolidated financial statements.

                        SUFFOLK BANCORP AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
      (UNAUDITED, IN THOUSANDS OF DOLLARS, EXCEPT SHARE AND PER SHARE DATA)


                                                                               For the Three Months Ended
                                                                           ----------------------------------
                                                                           MARCH 31, 1998      MARCH 31, 1997
                                                                           --------------      --------------
INTEREST INCOME
Federal Funds Sold......................................................   $          81       $         59
United States Treasury Securities.......................................           1,738              1,750
Obligations of States & Political Subdivisions (tax exempt).............             192                116
U.S. Government Agency Obligations......................................             407                423
Corporate Bonds & Other Securities......................................              10                 10
Loans...................................................................          13,964             13,188
  Total Interest Income.................................................   --------------      --------------
                                                                                  16,392             15,546

INTEREST EXPENSE
Savings, N.O.W.'s & Money Market Deposits..............................            1,890              1,896
Time Certificates of $100,000 or more..................................              350                245
Other Time Deposits....................................................            3,277              2,493
Federal Funds Purchased................................................               72                 85
Interest on Other Borrowings...........................................               70                253
                                                                           --------------      --------------
  Total Interest Expense...............................................            5,659              4,972

  Net-interest Income..................................................           10,733             10,574
Provision for Possible Loan Losses.....................................              300                251
                                                                           --------------      --------------
  Net-interest Income After Provision for Possible Loan Losses.........           10,433             10,323

OTHER INCOME
Service Charges on Deposit Accounts....................................              998              1,076
Other Service Charges, Commissions & Fees..............................              465                344
Fiduciary Fees.........................................................              115                131
Other Operating Income.................................................              340                128
                                                                           --------------      --------------
  Total Other Income...................................................            1,918              1,679

OTHER EXPENSE
Salaries & Employee Benefits...........................................            4,018              4,007
Net Occupancy Expense..................................................              613                596
Equipment Expense......................................................              501                527
other Real Estate Expense..............................................               23                194
Other Operating Expense................................................            2,095              1,991
                                                                           --------------      --------------
  Total Other Expense..................................................            7,250              7,315

Income Before Provision for Income Taxes...............................            5,101              4,687
Provision for Income Taxes.............................................            2,195              1,976
                                                                           -------------       --------------
NET INCOME.............................................................    $       2,906       $       2,711
                                                                           ==============      ==============

                                     AVERAGE: Common Shares Outstanding        6,095,356           6,535,686
                                                 Dilutive Stock Options           27,800                  --
                                                                           --------------      --------------
                       AVERAGE TOTAL COMMON SHARES AND DILUTIVE OPTIONS        6,123,156           6,535,686

EARNINGS PER COMMON SHARE                                          Basic    $       0.48       $        0.41
                                                                 Diluted    $       0.47       $        0.41

See accompanying notes to consolidated financial statements.

                        SUFFOLK BANCORP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
      (UNAUDITED, IN THOUSANDS OF DOLLARS, EXCEPT SHARE AND PER SHARE DATA)

                                                                            For the Three Months Ended
                                                                                     March 31,
                                                                           ----------------------------
                                                                             1998                1997
                                                                           ---------           ---------
CASH FLOWS FROM OPERATING ACTIVITIES
NET INCOME................................................................ $  2,906            $  2,711
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH
  Provision for Possible Loan Losses......................................      300                 251
  Depreciation & Amortization.............................................      388                 314
  Amortization of Excess Cost Over Fair Value of Net Assets Acquired......       90                  90
  Accretion of Discounts..................................................     (352)               (205)
  Amortization of Premiums................................................       31                 180
  Increase in Accrued Interest Receivable.................................      465                 600
  Increase (Decrease) in Other Assets.....................................   (1,297)                994
  (Decrease) in Accrued Interest Payable..................................   (1,342)                 (1)
  (Decrease) Increase in Other Liabilities................................   (9,104)              1,655
                                                                           ---------           ---------
   NET CASH PROVIDED BY OPERATING ACTIVITIES..............................   (7,915)              6,589

CASH FLOWS FROM INVESTING ACTIVITIES
  Principal Payments on Investment Securities.............................    1,012                 383
  Maturities of Investment Securities; Available for Sale.................   23,928              25,777
  Purchases of Investment Securities; Available for Sale..................   (9,889)            (20,102)
  Maturities of Investment Securities; Held to  Maturity..................      681                 404
  Purchases of Investment Securities; Held to  Maturity...................   (1,407)                 --
  Loan Disbursements & Repayments, Net....................................  (11,030)             (8,478)
  Purchases of Premises & Equipment, Net..................................      (78)             (1,868)
  Disposition of Other Real Estate Owned..................................      248               1,690
                                                                           ---------           ---------
   NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES....................    3,465              (2,194)

CASH FLOWS FROM FINANCING ACTIVITIES
  Net Decrease in Deposit Accounts........................................  (12,184)            (13,095)
  Increase in Other Borrowings............................................       --              11,748
  Common Stock Sold for Cash..............................................       --                  --
  Dividends Paid to Shareholders..........................................   (1,097)             (1,088)
  Treasury Shares Acquired................................................       --              (2,197)
                                                                           ---------           ---------
   NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES....................  (13,281)             (4,632)
   NET DECREASE IN CASH & CASH EQUIVALENTS................................  (17,731)               (237)
    CASH & CASH EQUIVALENTS BEGINNING OF PERIOD...........................   71,939              51,324
                                                                           ---------           ---------
    Cash & Cash Equivalents End of Period................................. $ 54,208           $  51,087
                                                                           =========           =========

See accompanying notes to consolidated financial statements.

                        SUFFOLK BANCORP AND SUBSIDIARIES
            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1) GENERAL

         In the opinion of management, the accompanying unaudited consolidated financial statements of Suffolk Bancorp and its consolidated subsidiaries have been prepared to reflect all adjustments (consisting solely of normally recurring accruals) necessary for a fair presentation of the financial condition and results of operations for the periods presented. Certain information and footnotes normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Notwithstanding, management believes that the disclosures are adequate to prevent the information from misleading the reader, particularly when the accompanying consolidated financial statements are read in conjunction with the audited consolidated financial statements and notes thereto included in the Registrant's annual report and on Form 10-K, for the year ended December 31, 1997.

         The results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results of operations to be expected for the remainder of the year.

(2) IMPACT OF NEW ACCOUNTING STANDARDS

The Company adopted S.F.A.S. 130, "Reporting Comprehensive Income," during the first quarter of 1998. For the three months ended March 31st, comprehensive income totaled ($64,000) and ($459,000) in 1998 and 1997, respectively.

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

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
            for the Three-Month Periods ended March 31, 1998 and 1997

NET INCOME

         Net income was $2,906,000 for the quarter, ahead 7.2 percent from $2,711,000 posted during the same period last year. Earnings per share for the quarter were $0.48 versus $0.41, a gain of 17.1 percent.

INTEREST INCOME

         Interest income was $16,392,000 for the first quarter of 1998, up 5.4 percent from $15,546,000 posted for the same quarter in 1997. Average net loans during the first quarter of 1998 totaled $606,389,000, compared to $578,529,000 for the same period of 1997. During the first quarter of 1998, the yield was
8.62 percent (taxable-equivalent) on average earning assets of $767,136,000 up from $736,525,000 during the first quarter of 1997, which yielded 8.49 percent. The increase in interest income is primarily attributable to the increase in average balances of earning assets.

INTEREST EXPENSE

         Interest expense for the first quarter of 1998 was $5,659,000, up 13.8 percent from $4,972,000 for the same period of 1997. Average deposits for the first quarter 1998 were $769,871,000 up from $715,112,000 for the comparable period in 1997.

NET INTEREST INCOME

         Net interest income is the largest component of the Company's earnings. Net interest income for the first quarter of 1998 was $10,733,000, up from $10,574,000 during the same period of 1997. The net interest margin for the quarter, on a fully taxable-equivalent basis, was 5.67 percent compared to
5.79 percent for the same period of 1997.

         The following table presents the coverage of troubled assets:

                                                        FOR THE         FOR THE THREE MONTHS ENDED
                                                        LAST 12    MAR. 31    DEC. 31    Sept. 30    June 30
COVERAGE RATIOS                                          MONTHS     1997       1997        1997        1997
---------------                                         -------    -------    -------    --------    -------


Net Charge-offs/Average Net Loans (annualized).........   0.12%      0.13%      0.10%      0.19%       0.06%
Allowance for Loan Losses/Non-Accrual,
   Restructured, & OREO................................ 183.76%    218.79%    182.29%    172.10%     161.87%
Allowance for Loan Losses/Net Loans....................   1.08%      1.08%      1.07%      1.09%       1.08%



OTHER INCOME

         Other income increased to $1,918,000 for the three months compared to $1,679,000 the previous year. Service charges on deposits were down 7.2 percent. Service charges other than for deposits, commissions, and fees increased by 35.2 percent. Trust revenue was down 12.2 percent. Other operating income was up
165.6 percent, primarily because of a gain of $250,000 on the sale of a merchant services portfolio.

OTHER EXPENSE

         Other expense for the first quarter of 1998 was $7,250,000, down 0.9 percent from $7,315,000 for the comparable period in 1997.

CAPITAL RESOURCES

         Stockholders' equity totaled $66,885,000 on March 31, 1998, a decrease of 6.8 percent from $71,737,000 a year ago. The ratio of equity to assets was
7.55 percent at March 31, 1998 and 7.44 percent at December 31, 1997.

                                     PART II

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             SUFFOLK BANCORP

Date: May 15, 1998                           /s/ John F. Hanley
                                             ------------------------------
                                             John F. Hanley
                                             President & Chief Executive Officer

Date: May 15, 1998                           /s/ Victor F. Bozuhoski, Jr.
                                             ------------------------------
                                             Victor F. Bozuhoski, Jr.
                                             Executive Vice President,
                                             Treasurer & Chief Financial Officer