Form 10-Q
period 1998-06-30
SUFFOLK BANCORP
filed 1998-08-14
CIK 754673

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549



                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended June 30, 1998

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


        6,095,356 SHARES OF COMMON STOCK OUTSTANDING AS OF JUNE 30, 1998

                       This page left blank intentionally.

SUFFOLK BANCORP AND SUBSIDIARIES


Part I Financial Information                                                                        page


         Consolidated Statements of Condition                                                         4

         Consolidated Statements of Income, For the Three Months Ended June 30, 1998 and 1997         5

         Consolidated Statements of Income, For the Six Months Ended June 30, 1998 and 1997           6

         Statements of Cash Flows, For  the Six Months Ended June 30, 1998 and 1997                   7

         Notes to the Unaudited Consolidated Financial Statements                                     8

         Management's Discussion and Analysis of Financial Condition and Results of Operations        8



Part II Other Information                                                                             9



         Signatures                                                                                  10

                        SUFFOLK BANCORP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CONDITION
      (unaudited, in thousands of dollars, except share and per share data)

                                                       June 30,     December 31,
                                                         1998           1997
                                                       --------     ------------
ASSETS
Cash & Due From Banks ...............................  $ 63,263        $ 53,439
Federal Funds Sold ..................................     7,700          18,500
Investment Securities:
 Available for Sale, at Fair Value ..................   111,128         120,878
  U.S. Government Agency Obligations ................     2,884           7,039
  Obligations of States & Political Subdivisions ....     9,494          18,371
  Corporate Bonds & Other Securities ................       638             638
                                                       --------        --------
Total Investment Securities .........................   124,144         146,926

Total Loans .........................................   637,115         611,388
  Allowance for Possible Loan Losses ................     6,771           6,524
                                                       --------        ---------
Net Loans ...........................................   630,344         604,864

Premises & Equipment, Net ...........................    15,874          16,182
Other Real Estate Owned, Net ........................       341             597
Accrued Interest Receivable, Net ....................     5,851           5,548
Excess of Cost Over Fair Value of  Net Assets
  Acquired ..........................................     2,081           2,262
Other Assets ........................................    18,520          16,595
                                                       --------        --------
  TOTAL ASSETS                                          868,118         864,913
                                                       ========        ========

LIABILITIES & STOCKHOLDERS' EQUITY
Demand Deposits .....................................   222,162         184,085
Savings, N.O.W.'s & Money Market Deposits ...........   319,216         335,047
Time Certificates of $100,000 or more ...............    22,263          23,406
Other Time Deposits .................................   225,496         235,057
                                                       --------        --------
  Total Deposits ....................................   789,137         777,595

Dividend Payable on Common Stock ....................     1,097           1,097
Accrued Interest Payable ............................     2,169           3,075
Other Liabilities ...................................     7,097          18,006
                                                       --------        --------
  TOTAL LIABILITIES                                     799,500         799,773
                                                       --------        --------

STOCKHOLDERS' EQUITY
Common Stock (par value $2.50; 15,000,000 shares
 authorized; 6,095,356 and 6,485,798 shares issued
 at June 30, 1998 & 1997, respectively) .............    19,026          19,026
Surplus .............................................    18,456          18,456
Treasury Stock at Par (1,515,064 shares and
 1,124,622 shares, respectively) ....................    (3,788)         (3,788)
Undivided Profits ...................................    34,609          30,992
                                                       --------        --------
                                                         68,303          64,686

Accumulated Other Comprehensive Income, Net Of Tax ..       315             454
                                                       --------        --------
  TOTAL STOCKHOLDERS' EQUITY.........................    68,618          65,140

  TOTAL LIABILITIES & STOCKHOLDERS' EQUITY...........  $868,118        $864,913
                                                       ========        ========


          See accompanying notes to consolidated financial statements.

                        SUFFOLK BANCORP AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
      (unaudited, in thousands of dollars, except share and per share data)

                                                       For the 3 Months Ended
                                                   6/30/98             6/30/97
                                                  ----------         ----------
INTEREST INCOME
Federal Funds Sold                                $      120         $      156
United States Treasury Securities                      1,497              1,498
Obligations of States & Political Subdivisions           209                106
U.S. Government Agency Obligations                       186                410
Corporate Bonds & Other Securities                         9                  9
Loans                                                 14,226             13,716
                                                  ----------         ----------
  Total Interest Income                               16,247             15,895

INTEREST EXPENSE
Savings, N.O.W.'s & Money Market Deposits              1,847              1,867
Time Certificates of $100,000 or more                    301                257
Other Time Deposits                                    3,133              2,856
Federal Funds Purchased                                   10                 15
Interest on Other Borrowings                             -                   84
                                                  ----------         ----------
  Total Interest Expense                               5,291              5,079

  Net-interest Income                                 10,956             10,816
Provision for Possible Loan Losses                       300                283
                                                  ----------         ----------
 Net-interest Income After Provision                  10,656             10,533

OTHER INCOME
Service Charges on Deposit Accounts                    1,083              1,156
Other Service Charges, Commissions & Fees                672                434
Fiduciary Fees                                           143                128
Other Operating Income                                   123                103
                                                  ----------         ----------
  Total Other Income                                   2,021              1,821

OTHER EXPENSE
Salaries & Employee Benefits                           4,177              4,114
Net Occupancy Expense                                    640                622
Equipment Expense                                        583                521
Other Real Estate Expense                                  5                 22
Other Operating Expense                                2,087              2,405
                                                  ----------         ----------
  Total Other Expense                                  7,492              7,684

Income Before Provision for Income Taxes               5,185              4,670
Provision for Income Taxes                             2,280              1,947
                                                  ----------         ----------
NET INCOME                                        $    2,905         $    2,723
                                                  ==========         ==========
             AVERAGE:  Common Shares Outstanding   6,095,356          6,480,221
                          Dilutive Stock Options      27,800                -
                                                  ----------         ----------
                                   AVERAGE TOTAL   6,123,156          6,480,221

                EARNINGS PER COMMON SHARE  Basic  $     0.47         $     0.42
                                         Diluted  $     0.47         $     0.42

See accompanying notes to consolidated financial statements.

                        SUFFOLK BANCORP AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
      (unaudited, in thousands of dollars, except share and per share data)




                                                  For the Six Months Ended
                                                6/30/98         6/30/97
                                                ------------    ------------
INTEREST INCOME
Federal Funds Sold                              $        201     $       215
United States Treasury Securities                      3,235           3,248
Obligations of States & Political Subdivisions           401             222
U.S. Government Agency Obligations                       593             833
Corporate Bonds & Other Securities                        19              19
Loans                                                 28,190          26,904
                                                  ----------     -----------
  Total Interest Income                               32,639          31,441

INTEREST EXPENSE
Savings, N.O.W.'s & Money Market Deposits              3,737           3,763
Time Certificates of $100,000 or more                    651             502
Other Time Deposits                                    6,410           5,349
Federal Funds Purchased                                   82             100
Interest on Other Borrowings                              70             337
                                                  ----------     -----------
  Total Interest Expense                              10,950          10,051

  Net-interest Income                                 21,689          21,390
Provision for Possible Loan Losses                       600             534
                                                  ----------     -----------
  Net-interest Income After Provision                 21,089          20,856

OTHER INCOME
Service Charges on Deposit Accounts                    2,081           2,232
Other Service Charges, Commissions & Fees              1,137             778
Fiduciary Fees                                           258             259
Other Operating Income                                   463             231
                                                  ----------     -----------
Total Other Income                                     3,939           3,500

OTHER EXPENSE
Salaries & Employee Benefits                           8,195           8,121
Net Occupancy Expense                                  1,253           1,218
Equipment Expense                                      1,084           1,048
Other Real Estate Expense                                 28             216
Other Operating Expense                                4,182           4,396
                                                  ----------     -----------
  Total Other Expense                                 14,742          14,999

Income Before Provision for Income Taxes              10,286           9,357
Provision for Income Taxes                             4,475           3,923
                                                  ----------     -----------
NET INCOME                                        $    5,811     $     5,434
                                                  ==========     ===========

              AVERAGE: Common Shares Outstanding   6,095,356       6,506,573
                          Dilutive Stock Options      27,800              --
                                                  ----------     -----------
                                   AVERAGE TOTAL   6,123,156       6,506,573

                 EARNINGS PER COMMON SHARE Basic  $     0.95      $     0.84
                                         Diluted  $     0.94      $     0.84


See accompanying notes to consolidated financial statements.

                        SUFFOLK BANCORP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
      (unaudited, in thousands of dollars, except share and per share data)

                                                                            For the Six Months Ended June 30,
                                                                                     1988            1997
CASH FLOWS FROM OPERATING ACTIVITIES
NET INCOME                                                                     $    5,811          $   5,434
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH
     Provision for Possible Loan Losses                                               600                534
     Depreciation & Amortization                                                      872                646
     Amortization of Excess Cost Over Fair Value of Net Assets Acquired               181                181
     Accretion of Discounts                                                          (563)              (412)
     Amortization of Premiums                                                          62                226
     Increase in Accrued Interest Receivable                                         (303)              (458)
     Increase (Decrease) in Other Assets                                           (1,925)               442
     (Decrease) Increase in Accrued Interest Payable                                 (905)               448
     (Decrease) Increase in Other Liabilities                                     (10,910)             1,782
                                                                               ----------          ---------
          NET CASH PROVIDED BY OPERATING ACTIVITIES                                (7,080)             8,823

CASH FLOWS FROM INVESTING ACTIVITIES
     Principal Payments on Investment Securities                                   4,184              1,398
     Maturities of Investment Securities; Available for Sale                      30,815             35,239
     Purchases of Investment Securities; Available for Sale                      (20,827)           (40,288)
     Maturities of Investment Securities; Held to Maturity                        10,591             11,253
     Purchases of Investment Securities; Held to Maturity                         (1,718)              (281)
     Loan Disbursements & Repayments, Net                                        (26,075)           (24,833)
     Purchases of Premises & Equipment, Net                                         (565)            (3,371)
     Disposition of Other Real Estate Owned                                          351              1,862
                                                                               ----------          --------
          NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES                     (3,244)           (19,021)

CASH FLOWS FROM FINANCING ACTIVITIES
     Net Increase in Deposit Accounts                                             11,542             44,439
     Decrease in Other Borrowings                                                     --             (7,200)
     Common Stock Sold for Cash                                                       --                 --
     Dividends Paid to Shareholders                                               (2,194)            (2,158)
     Treasury Shares Acquired                                                         --               (310)
     Increase in Dividends Payable on Common Stock                                    --                (19)
                                                                               ----------          --------
          NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                      9,348             34,652
          NET (DECREASE) INCREASE IN CASH & CASH EQUIVALENTS                    (976,399)            24,454
               CASH & CASH EQUIVALENTS BEGINNING OF PERIOD                        71,939             51,324
                                                                               ----------          --------
               CASH & CASH EQUIVALENTS END OF PERIOD                           $  70,963           $ 75,778
                                                                               =========           ========

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

         The results of operations for the three months ended June 30, 1998 are not necessarily indicative of the results of operations to be expected for the remainder of the year.

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

In June 1998, The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting For Derivative Instruments and Hedging Activities" ("SFAS No. 133"). This statement established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. SFAS No. 133 will not affect Suffolk's accounting or disclosures.


           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
            for the Three Month Periods ended June 30, 1998 and 1997

NET INCOME

         Net income was $2,905,000 for the quarter, ahead 6.7 percent from $2,723,000 posted during the same period last year. Earnings per share for the quarter were $0.47 versus $0.42, a gain of 11.9 percent.

INTEREST INCOME

         Interest income was $16,247,000 for the second quarter of 1998, up 2.2 percent from $15,895,000 posted for the same quarter in 1997. Average net loans during the second quarter of 1998 totaled $615,351,000, compared to $594,097,000 for the same period of 1997. During the second quarter of 1998, the yield was
8.63 percent (taxable-equivalent) on average earning assets of $763,988,000 up from $735,278,000 during the second quarter of 1997, which yielded 8.53 percent. The increase in interest income is primarily attributable to the increase in average balances of earning assets.

INTEREST EXPENSE

         Interest expense for the second quarter of 1998 was $5,291,000, up 4.2 percent from $5,079,000 for the same period of 1997. Average deposits for the second quarter 1998 were $775,466,000, up from $731,415,000 for the comparable period in 1997.

NET INTEREST INCOME

         Net interest income is the largest component of the Company's earnings. Net interest income for the second quarter of 1998 was $10,956,000, up from $10,816,000 during the same period of 1997. The net interest margin for the quarter, on a fully taxable-equivalent basis, was 5.84 percent compared to 5.80 percent for the same period of 1997.

         The following table presents the coverage of troubled assets:


                                                     FOR THE          FOR THE THREE MONTHS ENDED
                                                     LAST 12    JUNE 30    MAR. 31   DEC. 31   SEPT. 30
COVERAGE RATIOS                                       MONTHS       1998       1998      1997       1997


Net Charge-offs/Average Net Loans (annualized)         0.13%      0.09%      0.13%     0.10%     0.19%
Allowance for Loan Losses/Non-Accrual,
  Restructured, & OREO                               224.02%    322.89%    218.79%   182.29%   172.10%
Allowance for Loan Losses/Net Loans                    1.08%      1.07%      1.08%     1.07%     1.09%








OTHER INCOME

         Other income increased to $2,021,000 for the three months compared to $1,821,000 the previous year. Service charges on deposits were down 6.3 percent. Service charges other than for deposits, commissions, and fees increased by 54.8 percent. Trust revenue was down 11.7 percent. Other operating income was up 19.4 percent.

OTHER EXPENSE

         Other expense for the second quarter of 1998 was $7,492,000, down 2.5 percent from $7,684,000 for the comparable period in 1997.

CAPITAL RESOURCES

         Stockholders' equity totaled $68,618,000 on June 30, 1998, an increase of 5.3 percent from $65,140,000 on December 31, 1997. The ratio of equity to assets was 7.9 percent at June 30, 1998 and 7.5 percent at December 31, 1997.


                                     PART II

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

None.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     SUFFOLK BANCORP




Date: August 14, 1998                /s/ John F. Hanley
                                     ------------------------------
                                     John F. Hanley
                                     President & Chief Executive Officer




Date: August 14, 1998                /s/ Victor F. Bozuhoski, Jr.
                                     ------------------------------
                                     Victor F. Bozuhoski, Jr.
                                     Executive Vice President,
                                     Treasurer & Chief Financial Officer

                       This page left blank intentionally.