Form 10-Q
period 1998-09-30
SUFFOLK BANCORP
filed 1998-11-13
CIK 754673

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549



                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended September 30, 1998

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

      6,095,356 SHARES OF COMMON STOCK OUTSTANDING AS OF SEPTEMBER 30, 1998

                       This page left blank intentionally.

SUFFOLK BANCORP AND SUBSIDIARIES

Part I Financial Information                                                                         page

         Consolidated Statements of Condition                                                           4

         Consolidated Statements of Income, For the Three Months Ended September 30, 1998 and 1997      5

         Consolidated Statements of Income, For the Nine Months Ended September 30, 1998 and 1997       6

         Statements of Cash Flows, For the Nine Months Ended September 30, 1998 and 1997                7

         Notes to the Unaudited Consolidated Financial Statements                                       8

         Management's Discussion and Analysis of Financial Condition and Results of Operations          8



Part II Other Information                                                                              10

         Signatures                                                                                    11

                        SUFFOLK BANCORP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CONDITION
      (unaudited, in thousands of dollars, except share and per share data)

                                                    SEPTEMBER 30,   DECEMBER 31,
                                                        1998            1997
                                                    -------------   ------------
ASSETS
Cash & Due From Banks                                  $ 55,369       $ 53,439
Federal Funds Sold                                       52,800         18,500
Investment Securities:
  Available for Sale, at Fair Value                      88,328        120,878
    U.S. Government Agency Obligations                    2,629          7,039
    Obligations of States & Political Subdivisions       14,740         18,371
    Corporate Bonds & Other Securities                      638            638
                                                       --------       --------
Total Investment Securities                             106,335        146,926

Total Loans                                             624,268        611,388
  less: Allowance for Possible Loan Losses                7,041          6,524
                                                       --------       --------
Net Loans                                               617,227        604,864

Premises & Equipment, Net                                15,600         16,182
Other Real Estate Owned, Net                                341            597
Accrued Interest Receivable, Net                          5,160          5,548
Excess of Cost Over Fair Value of Net Assets Acquired     1,991          2,262
Other Assets                                             19,774         16,595
                                                       --------       --------
  TOTAL ASSETS                                          874,597        864,913
                                                       ========       ========

LIABILITIES & STOCKHOLDERS' EQUITY
Demand Deposits                                         207,821        184,085
Savings, N.O.W.'s & Money Market Deposits               327,497        335,047
Time Certificates of $100,000 or more                    26,336         23,406
Other Time Deposits                                     229,905        235,057
                                                       --------       --------
  Total Deposits                                        791,559        777,595

Dividend Payable on Common Stock                          1,097          1,097
Accrued Interest Payable                                  2,550          3,075
Other Liabilities                                         8,591         18,006
                                                       --------       --------
  TOTAL LIABILITIES                                     803,797        799,773
                                                       --------       --------

STOCKHOLDERS' EQUITY
Common Stock (par value $2.50; 15,000,000 shares
  authorized; 6,095,356 shares issued)                   19,026         19,026
Surplus                                                  18,456         18,456
Treasury Stock at Par (1,515,064 shares)                 (3,787)        (3,787)
Undivided Profits                                        36,586         30,991
                                                       --------       --------
                                                         70,281         64,686

Accumulated Other Comprehensive Income, Net Of Tax          519            454
                                                       --------       --------
  TOTAL STOCKHOLDERS' EQUITY                             70,800         65,140

  TOTAL LIABILITIES & STOCKHOLDERS' EQUITY             $874,597       $864,913
                                                       ========       ========

See accompanying notes to consolidated financial statements.

                        SUFFOLK BANCORP AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
      (unaudited, in thousands of dollars, except share and per share data)

                                                   For the 3 Months Ended
                                                   9/30/98        9/30/97
                                                   -------        -------
INTEREST INCOME
Federal Funds Sold                                $      552     $      449
United States Treasury Securities                      1,321          1,492
Obligations of States & Political Subdivisions           115             97
U.S. Government Agency Obligations                       506            419
Corporate Bonds & Other Securities                        10             10
Loans                                                 14,378         13,861
                                                  ----------     ----------
  Total Interest Income                               16,882         16,328

INTEREST EXPENSE
Savings, N.O.W.'s & Money Market Deposits              1,837          1,867
Time Certificates of $100,000  or more                   320            298
Other Time Deposits                                    3,134          3,228
Federal Funds Purchased                                --             --
Interest on Other Borrowings                           --             --
                                                  ----------     ----------
  Total Interest Expense                               5,291          5,393
  Net-interest Income                                 11,591         10,935
Provision for Possible Loan Losses                       300            300
                                                  ----------     ----------
  Net-interest Income After Provision                 11,291         10,635

OTHER INCOME
Service Charges on Deposit Accounts                      920          1,117
Other Service Charges, Commissions & Fees                943            739
Fiduciary Fees                                           167            125
Other Operating Income                                   180            184
                                                  ----------     ----------
  Total Other Income                                   2,210          2,165

OTHER EXPENSE
Salaries & Employee Benefits                           4,048          4,151
Net Occupancy Expense                                    635            662
Equipment Expense                                        607            527
Other Real Estate Expense                                  2              1
Other Operating Expense                                2,706          2,545
                                                  ----------     ----------
  Total Other Expense                                  7,998          7,886

Income Before Provision for Income Taxes               5,503          4,914
Provision for Income Taxes                             2,429          2,034
                                                  ----------     ----------
NET INCOME                                        $    3,074     $    2,880
                                                  ==========     ==========
Average: Common Shares Outstanding                 6,095,356      6,131,886
Dilutive Stock Options                                27,800         --
                                                  ----------     ----------
  Average Total                                    6,123,156      6,131,886

EARNINGS PER COMMON SHARE Basic                   $     0.51     $     0.47
                          Diluted                 $     0.51     $     0.47


See accompanying notes to consolidated financial statements.

                        SUFFOLK BANCORP AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
      (unaudited, in thousands of dollars, except share and per share data)


                                             For the Year to Date
                                              9/30/98        9/30/97
INTEREST INCOME
Federal Funds Sold                           $     753      $      664
United States Treasury Securities                4,556           4,740
Obligations of States & Political
  Subdivisions                                     516             319
U.S. Government Agency Obligations               1,099           1,252
Corporate Bonds & Other Securities                  29              29
Loans                                           42,568          40,765
                                             ---------      ----------
  Total Interest Income                         49,521          47,769

INTEREST EXPENSE
Savings, N.O.W.'s & Money Market Deposits        5,574           5,630
Time Certificates of $100,000 or more              971             800
Other Time Deposits                              9,544           8,577
Federal Funds Purchased                             82             100
Interest on Other Borrowings                        70             337
                                             ---------      ----------
  Total Interest Expense                        16,241          15,444

  Net-interest Income                           33,280          32,325
Provision for Possible Loan Losses                 900             834
                                             ---------      ----------
  Net-interest Income After Provision           32,380          31,491

OTHER INCOME
Service Charges on Deposit Accounts              3,001           3,349
Other Service Charges, Commissions & Fees        2,080           1,517
Fiduciary Fees                                     425             384
Other Operating Income                             643             415
                                             ---------      ----------
  Total Other Income                             6,149           5,665

OTHER EXPENSE
Salaries & Employee Benefits                    12,243          12,272
Net Occupancy Expense                            1,888           1,880
Equipment Expense                                1,691           1,575
Other Real Estate Expense                           30              16
Other Operating Expense                          6,888           7,142
                                             ---------      ----------
  Total Other Expense                           22,740          22,885

Income Before Provision for Income Taxes        15,789          14,271
Provision for Income Taxes                       6,904           5,957
                                             ---------      ----------
NET INCOME                                   $   8,885      $    8,314
                                             =========      ==========
     Average: Common Shares Outstanding      6,095,356       6,380,305
                 Dilutive Stock Options         27,800              --
                                             ---------      ----------
                          Average Total      6,123,156       6,380,305

     EARNINGS PER COMMON SHARE    Basic      $    1.46      $     1.30
                                Diluted      $    1.45      $     1.30


See accompanying notes to consolidated financial statements.



                        SUFFOLK BANCORP AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
      (unaudited, in thousands of dollars, except share and per share data)


                                                                          For the Nine Months Ended September 30,
                                                                                    1998              1997
CASH FLOWS FROM OPERATING ACTIVITIES
NET INCOME                                                                       $   8,885        $   8,314
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH
     Provision for Possible Loan Losses                                                900              834
     Depreciation & Amortization                                                     1,374              978
     Amortization of Excess Cost Over Fair Value of Net Assets Acquired                271              271
     Accretion of Discounts                                                           (893)            (618)
     Amortization of Premiums                                                          104              253
     Decrease in Accrued Interest Receivable                                           388              672
     (Increase) in Other Assets                                                     (3,179)            (313)
     (Decrease) Increase in Accrued Interest Payable                                  (525)             954
     (Decrease) Increase in Other Liabilities                                       (9,414)           4,400
                                                                                 ---------        ---------
       NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES                          (2,089)          15,745

CASH FLOWS FROM INVESTING ACTIVITIES
     Principal Payments on Investment Securities                                     4,451            2,278
     Maturities of Investment Securities; Available for Sale                        98,815           45,509
     Purchases of Investment Securities; Available for Sale                        (67,404)         (51,259)
     Maturities of Investment Securities; Held to Maturity                          12,248           12,406
     Purchases of Investment Securities; Held to Maturity                           (8,623)          (9,288)
     Loan Disbursements & Repayments, Net                                          (11,400)          (8,582)
     Purchases of Premises & Equipment, Net                                           (792)          (3,765)
     Disposition of Other Real Estate Owned                                            351            1,862
                                                                                 ---------        ---------
       NET CASH PROVIDED BY (USED IN) BY INVESTING ACTIVITIES                       27,646          (10,839)

CASH FLOWS FROM FINANCING ACTIVITIES
     Net Increase in Deposit Accounts                                               13,964           39,713
     Decrease in Other Borrowings                                                     --             (7,200)
     Dividends Paid to Shareholders                                                 (3,291)          (3,226)
     Treasury Shares Acquired                                                         --            (14,578)
                                                                                 ---------        ---------
       NET CASH PROVIDED BY FINANCING ACTIVITIES                                    10,673           14,709
       NET INCREASE IN CASH & CASH EQUIVALENTS                                      36,230           19,615
       CASH & CASH EQUIVALENTS BEGINNING OF PERIOD                                  71,939           51,324
                                                                                 ---------        ---------
       CASH & CASH EQUIVALENTS END OF PERIOD                                     $ 108,169        $  70,939
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

         The results of operations for the nine months ended September 30, 1998 are not necessarily indicative of the results of operations to be expected for the remainder of the year.

(2) IMPACT OF NEW ACCOUNTING STANDARDS

The Company adopted S.F.A.S. 130, "Reporting Comprehensive Income," during the first quarter of 1998. For the nine months ended September 30th, comprehensive income totaled $8,950,000 and $8,308,000 in 1998 and 1997, respectively.

In February 1998, the Financial Accountings Standards Board issued Statement of Financial Accounting Standards No. 132 "Employers' Disclosures about Pensions and Other Post-retirement Benefits" ("SFAS No. 132"). SFAS No. 132 supersedes the disclosure requirements for pension and other post-retirement plans as set forth in SFAS No. 87, "Employers' Accounting For Pensions," SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," and SFAS No. 106, "Employers' Accounting for Post-retirement Benefits Other Than Pensions." SFAS No. 132 does not address measurement or recognition for pension and other post-retirement benefit plans.

SFAS No. 132 is effective for fiscal years beginning after December 15, 1997. Restatement of disclosures for earlier periods provided for comparative purposes is required unless the information is not readily available.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
          for the Three-Month Periods ended September 30, 1998 and 1997

NET INCOME

         Net income was $3,074,000 for the quarter, ahead 6.7 percent from $2,880,000 posted during the same period last year. Earnings per share for the quarter were $0.51 versus $0.47, a gain of 8.5 percent.

INTEREST INCOME

         Interest income was $16,882,000 for the third quarter of 1998, up 3.4 percent from $16,328,000 posted for the same quarter in 1997. Average net loans during the third quarter of 1998 totaled $628,510,000, compared to $590,466,000 for the same period of 1997. During the third quarter of 1998, the yield was
8.62 percent (taxable-equivalent) on average earning assets of $787,822,000 down from 8.68 percent on average earning assets of $752,202,000 during the third quarter of 1997. The increase in interest income is primarily attributable to the increase in average balances of earning assets.

INTEREST EXPENSE

         Interest expense for the third quarter of 1998 was $5,291,000, down 1.9 percent from $5,393,000 for the same period of 1997. Average deposits for the third quarter 1998 were $802,613,000 up from $762,728,000 for the comparable period in 1997.

NET INTEREST INCOME

         Net interest income is the largest component of the Company's earnings. Net interest income for the third quarter of 1998 was $11,591,000, up from $10,935,000 during the same period of 1997. The net interest margin for the quarter, on a fully taxable-equivalent basis, was 5.93 percent compared to 5.81 percent for the same period of 1997.

         The following table presents the coverage of troubled assets:

                                            For the          For the three months ended
                                            Last 12     Sept. 30   June 30   Mar. 31   Dec. 31
Coverage Ratios                             Months       1998        1998     1998      1997
---------------                             ------      --------   -------   -------   -------
Net Charge-offs/Average Net
  Loans (annualized)                          0.09%       0.02%      0.10%      0.13%    0.11%
Allowance for Loan Losses/Non-Accrual,
  Restructured, & OREO                      262.72%     312.52%    337.29%    218.79%  182.29%
Allowance for Loan Losses/Net Loans           1.09%       1.14%      1.06%      1.08%    1.07%

OTHER INCOME


         Other income increased to $2,210,000 for the three months compared to $2,165,000 the previous year. Service charges on deposits were down 17.6 percent. Service charges other than for deposits, commissions, and fees increased by 27.6 percent. Trust revenue was up 33.6 percent. Other operating income was down 2.2 percent.

OTHER EXPENSE

         Other expense for the third quarter of 1998 was $7,998,000, up 1.4 percent from $7,886,000 for the comparable period in 1997.

CAPITAL RESOURCES

         Stockholders' equity totaled $70,800,000 on September 30, 1998, an increase of 8.7 percent from $65,140,000 on December 31, 1997. The ratio of equity to assets was 8.10 percent at September 30, 1998 and 7.53 percent at December 31, 1997.

MARKET RISK

         Suffolk originates and invests in interest-earning assets and solicits interest-bearing deposit accounts. Suffolk's operations are subject to market risk resulting from fluctuations in interest rates to the extent that there is a difference between the amounts of interest-earning assets and interest-bearing liabilities that are prepaid, withdrawn, mature, or reprice in any given period of time. Suffolk's earnings or the net value of its portfolio (the present value of expected cash flows from liabilities) will change when interest rates change. The principal objective of Suffolk's asset/liability management program is to maximize net interest income while keeping risks acceptable. These risks include both the effect of changes in interest rates, and risks to liquidity. The program also provides guidance to management in funding Suffolk's investment in loans and securities. Suffolk's exposure to interest-rate risk has not changed substantially since December 31, 1997.

READINESS FOR THE YEAR 2000

         Suffolk has identified ways in which the year 2000 ("Y2K") may affect its operations. Following is a summary of its readiness.

1. Suffolk's Readiness.

Suffolk is in the final phase of its evaluation and improvement of its internal information systems. During the first quarter, Suffolk converted its core-processing systems (including loans, deposits, and general ledger) to a state-of-the-art distributed client-server system which is fully ready for Y2K. Various accounting subsystems (non-core) have been evaluated, and all modifications are currently expected to be made by December 15, 1998. As a banking corporation, Suffolk relies mainly on its information systems to conduct business. Management does not expect that technology embedded in microprocessors which may not work properly after the year 2000 to have a material effect on Suffolk's operations or profitability.

2. Cost to Address Y2K.

Management expects the cost of evaluating and modifying systems in preparation for the year 2000 to be approximately $40,000 for each of 1998 and 1999.

3. Risk of Y2K.

Management at Suffolk believes that it has made provision for its systems to continue processing information correctly through and beyond the year 2000. Management has also confirmed, in writing, that key providers of information have also made proper provision. However, Suffolk has no control over the readiness of major utilities and communications networks. In the opinion of management, the failure of such outside services presents the greatest risk to Suffolk of Y2K problems.

4. Contingency Plan.

As a matter of standard practice, Suffolk maintains a disaster recovery plan which is reviewed and updated annually. While Suffolk has no means of accurately measuring risk to the systems of major utilities and communications networks, its disaster recovery plan assumes that these systems may fail, both for reasons related to Y2K, as well as for other reasons, and makes provision for operations to continue without them, albeit with reduced efficiency.

5. External Assessment of Suffolk's Readiness.

Suffolk's readiness for Y2K has been and continues to be evaluated by its internal and external auditors. It will also be evaluated by its primary banking regulator, the Office of the Comptroller of the Currency.

                                     PART II

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          SUFFOLK BANCORP


Date: November 13, 1998                   /s/ John F. Hanley
                                          ------------------------------
                                          John F. Hanley
                                          President & Chief Executive Officer



Date: November 13, 1998                   /s/ Victor F. Bozuhoski, Jr.
                                          ------------------------------
                                          Victor F. Bozuhoski, Jr.
                                          Executive Vice President,
                                          Treasurer & Chief Financial Officer