Form 10-K
period 1998-12-31
SUFFOLK BANCORP
filed 1999-03-12
CIK 754673

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            ------------------------

                                   FORM 10-K
                    ANNUAL REPORT PURSUANT TO SECTION 13 OF
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                            ------------------------
                  For the fiscal year ended December 31, 1998
                         COMMISSION FILE NUMBER 0-13580

                            ------------------------
                                SUFFOLK BANCORP
             (Exact name of registrant as specified in its charter)

                  NEW YORK                                     11-2708279
(State or other jurisdiction of incorporation       (IRS Employer Identification No.)
              or organization)

                6 WEST SECOND STREET, RIVERHEAD, NEW YORK 11901
                    (Address of principal executive offices)
       Registrant's telephone number, including area code: (516) 727-5667

                            ------------------------
SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

            TITLE OF EACH CLASS                  NAME OF EACH EXCHANGE ON WHICH REGISTERED
                    NONE                                            NONE
--------------------------------------------    --------------------------------------------
--------------------------------------------    --------------------------------------------

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                         COMMON STOCK, $2.50 PAR VALUE

--------------------------------------------------------------------------------
                                (Title of Class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

            CLASS OF COMMON STOCK               NUMBER OF SHARES OUTSTANDING AS OF MARCH 5,
                                                                    1999
               $2.50 Par Value                                   6,076,080

     The aggregate market value of the Registrant's Common Stock (based on the most recent sale at $28.63 on March 5, 1999) held by non-affiliates was approximately $173,958,170.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

PART I
Item 1.  Business...........................................     1
Item 2.  Properties.........................................     5
Item 3.  Legal Proceedings..................................     5
Item 4.  Submission of Matters to a Vote of Security
  Holders...................................................     5

PART II
Item 5.  Market for Registrant's Common Equity and Related
  Stockholder Matters.......................................     6
Item 6.  Selected Financial Data............................     6
Item 7.  Management's Discussion and Analysis of Financial
  Condition and Results of Operations.......................     8
Suffolk's Business..........................................     8
General Economic Conditions.................................     8
Results of Operations.......................................     8
Net Income..................................................     8
Net-Interest Income.........................................     8
Average Assets, Liabilities, and Stockholders' Equity, Rate Spread, and Effective Interest Rate Differential..     9
Analysis of Changes in Net Interest Income..................    10
Interest Income.............................................    10
Investment Securities.......................................    11
Loan Portfolio..............................................    12
Non Performing Loans........................................    12
Summary of Loan Losses and Allowance for Possible Loan
  Losses....................................................    13
Interest Expense............................................    14
Deposits....................................................    15
Short Term Borrowings.......................................    15
Other Income................................................    15
Other Expenses..............................................    15
Interest Rate Sensitivity...................................    16
Market Risk.................................................    17
Interest Rate Risk..........................................    17
Asset/Liability Management & Liquidity......................    18
Readiness for the Year 2000.................................    18
Capital Resources...........................................    19
Risk-Based Capital and Leverage Guidelines..................    20
Discussion of Current Accounting Pronouncements.............    20
Item 8.  Financial Statements and Supplementary Data........    20
Consolidated Statements of Condition........................    21
Consolidated Statements of Income...........................    22
Consolidated Statements of Changes in Stockholders'
  Equity....................................................    23
Consolidated Statements of Cash Flows.......................    24
Notes to Consolidated Financial Statements..................    25
Report of Independent Accountants...........................    42
Report of Management........................................    43
Item 9.  Changes in and Disagreements with Accountants and
  Financial Disclosures.....................................    44

PART III
Item 10.  Directors and Executive Officers of the
  Registrant................................................    44
Item 11.  Executive Compensation............................    45
Item 12.  Security Ownership of Certain Beneficial Owners
  and Management............................................    45
Item 13.  Certain Relationships and Related Transactions....    45

PART IV
Item 14.  Exhibits, Financial Statement Schedules and
  Reports on Form 8-K.......................................    45

                                     PART I

                       DOCUMENT INCORPORATED BY REFERENCE

     Portions of the Registrant's Proxy Statement for its Annual Meeting of Shareholders to be held April 13, 1999, filed on March 13, 1999. (Part III)

ITEM 1.  BUSINESS

SUFFOLK BANCORP ("SUFFOLK")

     Suffolk was incorporated on January 2, 1985 as a bank holding company. On that date, Suffolk acquired, and now owns, all of the outstanding capital stock of The Suffolk County National Bank. On July 14, 1988, Suffolk acquired all the outstanding capital stock of Island Computer Corporation of New York, Inc. The business of Suffolk consists primarily of the ownership, supervision, and control of its subsidiaries. On April 11, 1994, Suffolk acquired all the outstanding capital stock of Hamptons Bancshares, Inc. and merged it into a subsidiary. During 1996, the operations of Island Computer Corporation of New York, Inc. were assumed by The Suffolk County National Bank.

     Suffolk's chief competition includes local banking institutions with main or branch offices in the service area of The Suffolk County National Bank, including North Fork Bank and Trust Co., and Bridgehampton National Bank. Additionally, New York City money center banks and regional banks provide competition. These banks include primarily the Bank of New York, Chase Manhattan Bank, and Fleet Bank.

     Suffolk and its subsidiaries had 363 full-time and 56 part-time employees on December 31, 1998.

The Suffolk County National Bank ("Bank")

     The Suffolk County National Bank of Riverhead was organized under the National Banking laws of the United States of America on January 6, 1890. The Bank is a member of the Federal Reserve System, and its deposits are insured by the Federal Deposit Insurance Corporation to the extent provided by law.

     Directed by members of the communities it serves, the Bank's main service area includes the towns of Babylon, Brookhaven, East Hampton, Islip, Riverhead, Smithtown, Southampton, and Southold. The main office of the Bank is situated at 6 West Second Street, Riverhead, New York. Its branch offices are located at Bohemia, Center Moriches, Cutchogue, East Hampton, Hampton Bays, Mattituck, Medford, Miller Place, Montauk, Riverhead, Port Jefferson, Sag Harbor, Sayville, Shoreham, Smithtown, Southampton, Wading River, Water Mill, West Babylon, and Westhampton Beach, New York.

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

EXAMINATIONS

     The FDIC periodically examines and evaluates insured banks. Based upon such an evaluation, the FDIC may revalue the assets of an insured institution and require that it establish specific reserves to compensate for the difference between the FDIC-determined value and the book value of such assets. FDICIA requires examinations to be conducted every 12 months, except that certain well capitalized banks may be examined every 18 months. FDICIA authorizes the FDIC to assess the institution for its costs of conducting the examinations. The rules and regulations of the Comptroller also provide for periodic examinations by those agencies.

STANDARDS FOR SAFETY AND SOUNDNESS.

     As part of the FDICIA's efforts to promote the safety and soundness of depository institutions and their holding companies, the appropriate federal banking regulators are required to promulgate regulations specifying operational and management standards (addressing internal controls, loan documentation, credit underwriting and interest rate risk) and asset quality, and earnings.

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

GOVERNMENTAL MONETARY POLICIES AND ECONOMIC CONDITIONS

     The principal sources of funds essential to the business of banks and bank holding companies are deposits, stockholders' equity and borrowed funds. The availability of these various sources of funds and other potential sources, such as preferred stock or commercial paper, and the extent to which they are utilized, depends on many factors, the most important of which are the Federal Reserve Board's monetary policies and the relative costs of different types of funds. An important function of the Federal Reserve Board is to regulate the national supply of bank credit in order to combat recession and curb inflationary pressure. Among the instruments of monetary policy used by the Federal Reserve Board to implement these objections are open market operations in United States Government securities, changes in the discount rate on bank borrowings, and changes in reserve requirements against bank deposits. The monetary policies of the Federal Reserve Board have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future. In view of the recent changes in regulations affecting commercial banks and other actions and proposed actions by the federal government and its monetary and fiscal authorities, including proposed changes in the structure of banking in the United States, no prediction can be made as to future changes in interest rates, credit availability, deposit levels, the overall performance of banks generally or Suffolk and its subsidiaries in particular.

                             STATISTICAL DISCLOSURE

ITEM 2.  PROPERTIES

REGISTRANT

     Suffolk as such has no physical properties. Office facilities of Suffolk are located at 6 West Second Street, Riverhead, New York.

Bank

     The Bank's main offices are also located at 6 West Second Street, Riverhead, New York, which the Bank owns in fee. The Bank owns a total of 15 buildings in fee, and holds 16 buildings under lease agreements.

     In the opinion of management of Suffolk, the physical facilities are suitable and adequate and at present are being fully utilized. Suffolk, however, is evaluating future needs, and anticipates changes in its facilities during the next several years.

ITEM 3.  LEGAL PROCEEDINGS

     There are no material legal proceedings, individually or in the aggregate to which Suffolk or its subsidiaries are a party or of which any of the property is subject.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The approval of the "Suffolk Bancorp 1999 Stock Option Plan."

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

                                                                 HIGH      LOW      DIVIDENDS
                                                                ------    ------    ---------
1998
First Quarter...............................................    $33.00    $28.50     $0.180
Second Quarter..............................................     34.00     29.75      0.180
Third Quarter...............................................     35.25     27.88      0.180
Fourth Quarter..............................................     29.75     19.88      0.180
1997
First Quarter...............................................    $21.75    $19.13     $0.165
Second Quarter..............................................     31.25     21.00      0.165
Third Quarter...............................................     32.25     26.75      0.180
Fourth Quarter..............................................     33.00     27.75      0.180

     At February 2, 1999, there were approximately 1,921 equity holders of record of the Company's common stock.

ITEM 6.  SELECTED FINANCIAL DATA

                       SUMMARY OF SELECTED FINANCIAL DATA

       FIVE YEAR SUMMARY: (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNT)

FOR THE YEARS                                 1998        1997        1996        1995       1994(1)
-------------                               ---------   ---------   ---------   ---------   ---------
Interest income...........................  $  65,874   $  64,129   $  60,529   $  59,312   $  51,564
Interest expense..........................     21,464      20,970      19,372      20,331      15,734
                                            ---------   ---------   ---------   ---------   ---------
Net-interest income.......................     44,410      43,159      41,157      38,981      35,830
Provision for possible loan losses........        900       1,059       1,120         530         730
                                            ---------   ---------   ---------   ---------   ---------
Net interest income after provision.......     43,510      42,100      40,037      38,451      35,100
Other income..............................      8,148       7,646       7,286       6,702       5,675
Other expense.............................     31,200      30,303      28,967      30,135      27,752
                                            ---------   ---------   ---------   ---------   ---------
Income before income taxes................     20,458      19,443      18,356      15,018      13,023
Provision for income taxes................      8,555       8,141       7,709       5,929       4,705
                                            ---------   ---------   ---------   ---------   ---------
Net Income................................  $  11,903   $  11,302   $  10,647   $   9,089   $   8,318
                                            =========   =========   =========   =========   =========
BALANCE AT DECEMBER 31:
Federal funds sold........................  $  17,800   $  18,500   $   1,500   $  32,500   $      --
Investment securities -- available for
  sale....................................    129,348     120,878     104,649     137,043      68,261
Investment securities -- held to
  maturity................................     21,853      26,048      30,704      44,923     126,380
                                            ---------   ---------   ---------   ---------   ---------
Total investment securities...............    151,201     146,926     135,353     181,966     194,641
Net loans.................................    640,565     604,864     578,883     510,015     529,075
Total assets..............................    909,432     864,913     804,379     805,794     811,654
Total deposits............................    826,564     777,595     711,018     727,060     723,993
Other borrowings..........................         --          --       7,200          --          --
Stockholders' equity......................  $  71,846   $  65,140   $  72,750   $  70,046   $  77,093

FOR THE YEARS                                 1998        1997        1996        1995       1994(1)
-------------                               ---------   ---------   ---------   ---------   ---------
SELECTED FINANCIAL RATIOS:
Performance:
Return on average equity..................      17.66%      16.96%      15.12%     11.56%       11.50%
Return on average assets..................       1.37        1.37        1.35        1.15        1.11
Net interest margin
  (taxable-equivalent)....................       5.77        5.84        5.84        5.49        5.34
Average equity to average assets..........       7.77        8.05        8.96        9.91        9.68
Dividend pay-out ratio....................      36.87       38.34       38.49       36.83       31.61
Asset quality:
Non-performing assets to total loans (net
  of discount)............................       0.34        0.59        1.02        1.33        1.70(2)
Non-performing assets to total assets.....       0.24        0.41        0.74        0.85        1.11(2)
Allowance to non-performing assets........     319.33      182.29      127.12       77.38       77.39
Allowance to loans, net of discount.......       1.07        1.07        1.05        1.15        1.16
Net charge-offs to average net loans......       0.08        0.11        0.17        0.16        0.23
PER SHARE DATA:
Net income (basic)........................       1.95        1.79        1.60        1.22        1.13(3)
Cash dividends............................       0.72        0.69        0.62        0.45        0.36
Book value at year-end....................      11.81       10.69       11.04       10.28       10.15
Highest market value......................      35.25       33.00       19.88       18.75       14.25
Lowest market value.......................      19.88       19.13       14.75       13.00       10.50
Average shares outstanding................  6,094,826   6,306,299   6,682,064   7,478,946   7,384,572
Number of full-time-equivalent employees
  at year-end.............................        391         378         372         400         426
Number of branch offices at year-end......         26          25          23          22          21
Number of automatic teller machines.......         18          16          16          15          14

---------------

(1) The information for 1994 reflects the acquisition of Hamptons on April 11, 1994.

(2) Includes $2,128,000 of non-performing loans and $1,222,000 of other real estate acquired from Hamptons.

(3) Reflects issuance of 402,109 shares in acquisition of Hamptons on April 11, 1994.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The discussion which follows analyzes Suffolk Bancorp's (the "Company" or "Suffolk") operations for each of the past three years, and its financial condition as of December 31, 1998 and 1997, respectively. Selected tabular data are presented for each of the past five years.

                               SUFFOLK'S BUSINESS

     Nearly all of Suffolk's business is to provide banking services to its commercial and retail customers in Suffolk County, on Long Island, New York. Suffolk is a one-bank holding company. Its banking subsidiary, The Suffolk County National Bank (the "Bank"), operates 26 full-service offices in Suffolk County, New York. It offers a full line of domestic, retail, and commercial banking services, and trust services. The Bank's primary lending area includes all of Suffolk County, New York. The Bank also makes loans for automobiles in Nassau County, New York. The Bank serves as an indirect lender to the customers of many automobile dealers. The Bank also lends to small manufacturers, wholesalers, builders, farmers and retailers, and finances dealers' inventory. The Bank makes loans secured by real estate, including residential mortgages, of which most are sold to investors; real estate construction loans; and loans that are secured by commercial real estate and float with the prime rate, or that have relatively short terms and are retained in the Bank's portfolio. The Bank offers both fixed and floating-rate second mortgage loans with a variety of plans for repayment.

     Other investments are made in short-term United States Treasury debt, high quality obligations of municipalities in New York State, issues of agencies of the United States Government, collateralized mortgage obligations and stock in the Federal Reserve Bank and the Federal Home Loan Bank of New York required as a condition of membership.

     The Bank finances most of its activities with deposits, including demand, savings, N.O.W., and money market accounts, as well as term certificates. To a much lesser degree, it relies on other short-term sources of funds, including interbank overnight loans and, when needed, sale-repurchase agreements.

                          GENERAL ECONOMIC CONDITIONS

     Growth in Long Island's economy was steady during 1998. Increased demand for finance, information, transportation and tourism were offset by layoffs resulting from corporate consolidations and down-sizing. Long Island has a highly educated and skilled work force, and a diverse industrial base. It is adjacent to New York City, one of the world's largest centers of distribution and a magnet for finance and culture. The island's economic cycles vary from those of the national economy. During 1998, interest rates were stable throughout the year, and there was less difference between short and long-term rates than in previous years.

                             RESULTS OF OPERATIONS

                                   NET INCOME

     Net income was $11,903,000 compared to $11,302,000 last year and $10,647,000 in 1996. These represents increases of 5.3 percent and 6.2 percent respectively. Basic earnings-per-share were $1.95 compared to $1.79, last year and $1.60 in 1996.

                              NET INTEREST INCOME

     Net-interest income during 1998 was $44,410,000, up 2.9 percent from $43,159,000 and up 4.9 percent from $41,157,000 in 1997 and 1996, respectively.
Net-interest income is the most important part of the net income of Suffolk. The effective-interest-rate-differential, on a taxable-equivalent basis, was 5.77 percent in 1998, 5.84 percent during 1997, and 5.84 percent in 1996. Average rates on average interest-earning assets decreased to 8.53 percent in 1998, from
8.65 percent in 1997 and 8.55 percent in 1996. Average rates on average interest-bearing liabilities increased to 3.70 percent in 1998, from
3.69 percent in 1997 and 3.54 percent in 1996. The interest rate differential decreased slightly in 1998 from 1997, and did not change in 1997 from 1996. Also, demand deposits increased slightly from year to year as a percentage of total liabilities.

      AVERAGE ASSETS, LIABILITIES, AND STOCKHOLDERS' EQUITY, RATE SPREAD,
                    AND EFFECTIVE INTEREST RATE DIFFERENTIAL

                        (ON A TAXABLE-EQUIVALENT BASIS)

     The following table illustrates the average composition of the Suffolk's statements of condition. It presents an analysis of net-interest income on a taxable-equivalent basis, listing each major category of interest-earning assets and interest bearing liabilities, as well as other assets and liabilities:
(dollars in thousands)

                                                                       YEAR ENDED DECEMBER 31,
                                    ---------------------------------------------------------------------------------------------
                                                1998                            1997                            1996
                                    -----------------------------   -----------------------------   -----------------------------
                                    AVERAGE               AVERAGE   AVERAGE               AVERAGE   AVERAGE               AVERAGE
                                    BALANCE    INTEREST    RATE     BALANCE    INTEREST    RATE     BALANCE    INTEREST    RATE
                                    --------   --------   -------   --------   --------   -------   --------   --------   -------
INTEREST-EARNING ASSETS
U.S. treasury securities..........  $ 85,808   $ 5,382     6.27%    $101,151   $ 6,557     6.48%    $110,483   $ 6,579     5.95%
Obligations of states & political
 subdivisions.....................    15,875     1,016     6.41       10,940       744     6.80       13,639     1,005     7.37
U.S. govt. agency obligations.....    26,365     1,790     6.79       23,921     1,597     6.68       26,939     1,801     6.69
Corporate bonds & other
 securities.......................       807        38     4.71          638        38     5.96          638        38     5.96
Federal funds sold & securities
 purchased under agreements to
 resell...........................    29,329     1,547     5.27       20,683     1,128     5.45       17,208       919     5.34
Loans, including non-accrual
 loans............................   619,025    56,554     9.14      588,686    54,448     9.25      544,258    50,659     9.31
                                    --------   -------     ----     --------   -------     ----     --------   -------     ----
Total interest-earning assets.....  $777,209   $66,327     8.53%    $746,019   $64,512     8.65%    $713,165   $61,001     8.55%
                                    ========   =======     ====     ========   =======     ====     ========   =======     ====
Cash & due from banks.............  $ 56,190                        $ 43,759                        $ 40,114
Other non-interest-earning
 assets...........................    33,648                          38,020                          32,880
                                    --------                        --------                        --------
Total assets......................  $867,047                        $827,798                        $786,159
                                    ========                        ========                        ========
INTEREST-BEARING LIABILITIES
Savings, N.O.W.'s & money market
 deposits.........................  $321,143   $ 7,373     2.30%    $323,105   $ 7,567     2.34%    $325,788   $ 7,924     2.43%
Time deposits.....................   256,120    13,938     5.44      237,520    12,966     5.46      220,531    11,428     5.18
                                    --------   -------     ----     --------   -------     ----     --------   -------     ----
Total savings & time deposits.....   577,263    21,311     3.69      560,625    20,533     3.66      546,319    19,352     3.54
Federal funds purchased &
 securities sold under agreement
 to repurchase....................     2,551       153     6.00        7,792       425     5.45          322        19     5.90
Other borrowings..................        --        --       --          165        12     7.27           --        --       --
                                    --------   -------     ----     --------   -------     ----     --------   -------     ----
Total interest-bearing
 liabilities......................  $579,814   $21,464     3.70%    $568,582   $20,970     3.69%    $546,641   $19,371     3.54%
                                    ========   =======     ====     ========   =======     ====     ========   =======     ====
Rate spread.......................                         4.83%                           4.96%                           5.01%
Non-interest-bearing deposits.....  $204,664                        $183,894                        $162,884
Other non-interest-bearing
 liabilities......................    15,184                           8,690                           6,221
                                    --------                        --------                        --------
Total liabilities.................  $799,662                        $761,166                        $715,746
Stockholders' equity..............    67,385                          66,632                          70,413
                                    --------                        --------                        --------
Total liabilities & stockholders'
 equity...........................  $867,047                        $827,798                        $786,159
                                    ========                        ========                        ========
Net-interest income
 (taxable-equivalent basis) &
 effective interest rate
 differential.....................             $44,863     5.77%               $43,542     5.84%               $41,630     5.84%
Less: taxable-equivalent basis
 adjustment.......................                (453)                           (383)                           (473)
                                               -------                         -------                         -------
Net-interest income                            $44,410                         $43,159                         $41,157
                                               =======                         =======                         =======

     Interest income on a taxable-equivalent basis includes the additional amount of interest income that would have been earned if Suffolk's investment in nontaxable U.S. Treasury Securities and state and municipal obligations had been subject to New York State and federal income taxes yielding the same after-tax income. The rate used for this adjustment was approximately 34% for federal income taxes and 9% for

New York State income taxes for all periods. For each of the years 1998, 1997 and 1996, $1.00 of nontaxable income from obligations of states and political subdivisions equates to fully-taxable income of $1.52. In addition, in 1998, 1997 and 1996, $1.00 of nontaxable income on U.S. Treasury securities equates to $1.02 of fully taxable income. The amortization of loan fees is included in interest income.

                   ANALYSIS OF CHANGES IN NET INTEREST INCOME

     The table below presents a summary of changes in interest income, interest expense and the resulting net-interest income on a taxable-equivalent basis for the periods presented, each as compared with the preceding period. Because of numerous, simultaneous changes in volume and rate during the period, it is not possible to allocate precisely the changes between volumes and rates. In this table changes not due solely to volume or to rate have been allocated to these categories based on percentage changes in average volume and average rate as they compare to each other: (in thousands)

                                                 IN 1998 OVER 1997             IN 1997 OVER 1996
                                                  CHANGES DUE TO                CHANGES DUE TO
                                            ---------------------------   ---------------------------
                                            VOLUME   RATE    NET CHANGE   VOLUME   RATE    NET CHANGE
                                            ------   -----   ----------   ------   -----   ----------
INTEREST-EARNING ASSETS
U.S. treasury securities..................  $ (967)  $(208)   $(1,175)    $ (580)  $ 558    $   (22)
Obligations of states & political
  subdivisions............................     317     (45)       272       (188)    (73)      (261)
U.S. govt. agency obligations.............     166      27        193       (201)     (3)      (204)
Corporate bonds & other securities........      10     (10)        --         --      --         --
Federal fund sold & securities purchased
  under agreement to resell...............     457     (38)       419        189      20        209
Loans, including non-accrual loans........   2,778    (672)     2,106      4,111    (322)     3,789
                                            ------   -----    -------     ------   -----    -------
Total interest-earning assets.............  $2,761   $(946)   $ 1,815     $3,331   $ 180    $ 3,511
                                            ------   -----    -------     ------   -----    -------
INTEREST-BEARING LIABILITIES
Savings, N.O.W.'s & money market
  deposits................................  $  (46)  $(148)   $  (194)    $  (65)  $(292)   $  (357)
Time deposits.............................   1,012     (40)       972        908     630      1,538
Federal funds purchased & securities sold
  under agreement to repurchase...........    (311)     39       (272)       408      (2)       406
Other borrowings..........................      (6)     (6)       (12)         6       6         12
                                            ------   -----    -------     ------   -----    -------
Total interest-bearing liabilities........  $  649   $(155)   $   494     $1,257   $ 342    $ 1,599
                                            ------   -----    -------     ------   -----    -------
Net change in net-interest income
  (taxable-equivalent basis)..............  $2,112   $(791)   $ 1,321     $2,074   $(162)   $ 1,912
                                            ======   =====    =======     ======   =====    =======

                                INTEREST INCOME

     Interest income increased to $65,874,000 in 1998, from $64,129,000 in 1997, and $60,529,000 in 1996 increases of 2.7 and 5.9 percent respectively.

                             INVESTMENT SECURITIES

     Average investment in U.S. Treasury securities decreased to $85,808,000 from $101,151,000 in 1997, and $110,483,000 in 1996, a decrease of 15.2 and 8.4 percent, respectively. These securities are Suffolk's primary source of liquidity. These balances decreased as funds were shifted into government agency issues as the spread between treasury and agency yields widened during the period. U.S. Treasury, U.S. Government Agency, and municipal securities provide collateral for various liabilities to municipal depositors.

     The following table summarizes Suffolk's investment securities available for sale and held to maturity as of the dates indicated: (in thousands)

                                                                       DECEMBER 31,
                                                             --------------------------------
                                                               1998        1997        1996
                                                             --------    --------    --------
Investment securities available for sale, at fair value:
  U.S. treasury securities...............................    $ 67,023    $107,140    $ 91,092
  U.S. government agency debt securities.................      43,366      13,738      13,557
  Collateralized mortgage obligations....................      18,959          --          --
                                                             --------    --------    --------
       Total investment securities available for sale....     129,348     120,878     104,649
                                                             --------    --------    --------
Investment securities held to maturity:
  U.S. treasury securities...............................          --          --       8,019
  Obligations of states & political subdivisions.........      16,231      18,371      10,170
  U.S. govt. agency obligations..........................       2,382       7,039      11,877
  Corporate bonds & other securities.....................       3,240         638         638
                                                             --------    --------    --------
       Total investment securities held to maturity......      21,853      26,048      30,704
                                                             --------    --------    --------
       Total investment securities.......................    $151,201    $146,926    $135,353
                                                             ========    ========    ========
Fair value of investment securities held to maturity.....    $ 22,015    $ 26,213    $ 30,920
Unrealized gains.........................................         162         170         219
Unrealized losses........................................          --           5           3

     The amortized cost, maturities and approximate weighted average yields, on a taxable-equivalent basis, at December 31, 1998 are as follows: (in thousands)

                                         AVAILABLE FOR SALE                               HELD TO MATURITY
                         ---------------------------------------------------   ---------------------------------------
                                                U.S.         COLLATERALIZED      OBLIGATIONS OF            U.S.
                          U.S. TREASURY     GOVT. AGENCY        MORTGAGE       STATES & POLITICAL      GOVT. AGENCY
                           SECURITIES           DEBT.        OBLIGATIONS(1)       SUBDIVISIONS             DEBT.
                         ---------------   ---------------   ---------------   -------------------   -----------------
                          FAIR              FAIR              FAIR             AMORTIZED             AMORTIZED
MATURITY (IN YEARS)       VALUE    YIELD    VALUE    YIELD    VALUE    YIELD      COST      YIELD      COST      YIELD
-------------------      -------   -----   -------   -----   -------   -----   ----------   ------   ---------   -----
Within 1...............  $60,956   5.24%   $    --     --%   $    --     --%    $13,969      5.81%    $    --      --%
After 1 but within 5...    6,067   5.35     43,366   5.70         --     --         200      6.99       2,382    5.50
After 5 but within
 10....................       --     --         --     --         --     --       2,031      7.85          --      --
After 10...............       --     --         --     --     18,959   5.72          31      7.51          --      --
Other securities.......       --     --         --     --         --     --          --        --          --      --
                         -------   ----    -------   ----    -------   ----     -------      ----     -------    ----
Total..................  $67,023   5.25%   $43,366   5.70%   $18,959   5.72%    $16,231      6.08%    $ 2,382    5.50%
                         =======   ====    =======   ====    =======   ====     =======      ====     =======    ====

                         HELD TO MATURITY
                         -----------------
                          CORPORATE FIRMS
                             AND OTHER
                            SECURITIES
                         -----------------
                         AMORTIZED
MATURITY (IN YEARS)        COST      YIELD    TOTAL
-------------------      ---------   -----   --------
Within 1...............   $    --      --    $ 74,925
After 1 but within 5...        --      --    $ 52,015
After 5 but within
 10....................        --      --    $  2,031
After 10...............        --      --    $ 18,990
Other securities.......     3,240    6.80%   $  3,240
                          -------    ----    --------
Total..................   $ 3,240    6.80%   $151,201
                          =======    ====    ========

---------------

(1) Maturities shown are stated maturities. Securities backed by mortgages are expected to have substantial periodic prepayments resulting in weighted average lives considerably shorter than would be surmised from the above table.

     As a member of the Federal Reserve System, the Bank owns Federal Reserve Bank stock with a book value of $638,000. Being an equity investment, the stock has no maturity. There is no public market for this investment. The last declared dividend was 6%.

     As a member of the Federal Home Loan Bank of New York, the Bank owns Federal Home Loan Bank of New York stock with a book value of $2,602,000. Being an equity investment, the stock has no maturity. There is no public market for this investment. The last declared dividend was 7%.

                                 LOAN PORTFOLIO

     Loans, net of unearned discounts, but before the allowance for possible loan losses totaled $647,520,000.

     Consumer loans are the largest component of the Suffolk's loan portfolio. Net of unearned discounts, they totaled $284,697,000 at the end of 1998, up 6.9 percent from $266,244,000 at the year-end 1997. Consumer loans include primarily indirect, dealer-generated automobile loans. Competition among commercial banks, and with captive finance companies of automobile manufacturers has limited yields. Commercial real estate mortgages closed the year at $128,923,000, up 0.7 percent from $127,994,000 last year. Commercial and industrial loans followed at $123,463,000, up 10.6 percent from $111,575,000 at the end of 1997. As commerce on Long Island continued to expand, both commercial mortgages and loans offered the greatest opportunity for growth, although competition forced concessions on rates in order to maintain the quality of the Suffolk's commercial portfolio. These loans are made to small local businesses throughout Suffolk county. Loan balances are seasonal, particularly in the Hamptons where retail inventories rise in the spring and fall by autumn.

     The remaining, significant components of the loan portfolio are residential mortgages at $73,754,000, up 10.0 percent from $67,061,000, home equity loans at $21,980,000, down 16.1 percent from $26,201,000, and construction loans at $12,500,000, up 27.3 percent from $9,823,000.

     The following table categorizes total loans (net of unearned discounts) at December 31: (in thousands)

                                            1998       1997       1996       1995       1994
                                          --------   --------   --------   --------   --------
Commercial, financial & agricultural
  loans................................   $123,463   $111,575   $102,263   $ 78,730   $ 71,414
Commercial real estate mortgages.......    128,923    127,994    113,501     99,940    104,548
Real estate -- construction loans......     12,500      9,823      9,437      7,946      8,018
Residential mortgages (1st and 2nd
  liens)...............................     73,754     67,061     64,093     55,047     50,011
Home equity loans......................     21,980     26,201     28,974     26,869     27,534
Consumer loans.........................    284,697    266,244    265,039    245,317    269,725
Lease finance..........................         --          7         98        311        743
Other loans............................      2,203      2,483      1,592      1,778      3,296
                                          --------   --------   --------   --------   --------
Total loans (net of unearned
  discounts)...........................   $647,520   $611,388   $584,997   $515,938   $535,289
                                          ========   ========   ========   ========   ========

                              NON-PERFORMING LOANS

     Generally, recognition of interest income is discontinued where reasonable doubt exists as to whether interest can be collected. Ordinarily, loans no longer accrue interest when 90 days past due. When a loan stops accruing interest, all interest accrued in the current year, but not collected, is reversed against interest income in the current year. Any interest accrued in prior years is charged against the allowance for possible loan losses. Loans start accruing interest again when they become current as to principal and interest, and when, in the opinion of management, they can be collected in full. All non-performing loans, of a material amount, are reflected in the foregoing tables.

     The following table shows non-accrual, past due, and restructured loans at December 31: (in thousands)

                                                     1998     1997     1996     1995     1994
                                                    ------   ------   ------   ------   ------
Loans accruing but past due contractually 90 days
  or more.........................................  $2,168   $1,941   $  975   $2,584   $2,015
Loans not accruing interest.......................   1,546    2,491    3,834    5,071    6,014
Restructured loans................................     291      426      208      532      372
                                                    ------   ------   ------   ------   ------
Total.............................................  $4,005   $4,858   $5,017   $8,187   $8,401
                                                    ======   ======   ======   ======   ======

     Interest on loans that are restructured or are no longer accruing interest would have amounted to about $143,000 for 1998 under the contractual terms of those loans. Suffolk records the payment of interest on such loans as a reduction of principal. Interest income recognized on restructured and non-accrual loans was immaterial for the years 1998, 1997 and 1996. Suffolk has a formal procedure for internal credit review to more precisely identify risk and exposure in the loan portfolio.

         SUMMARY OF LOAN LOSSES AND ALLOWANCES FOR POSSIBLE LOAN LOSSES

     The allowance for possible loan losses is determined by continuous analysis of the loan portfolio. That analysis includes changes in the size and composition of the portfolio, historical loan losses, industry-wide losses, current and anticipated economic trends, and details about individual loans. It also includes estimates of the actual value of collateral and other possible sources of repayment. There can be no assurance that the allowance is, in fact, adequate. When a loan or part of is deemed uncollectible, it is charged against the allowance. This happens when it is well past due, and the borrower has not shown the ability or intent to make the loan current; or the borrower does not have enough assets to pay the debt; or the value of the collateral is less than the balance of the loan and not likely to improve in the near future. Residential real estate and consumer loans are not analyzed individually because of the large number of loans, small balances, and historically low losses. In the future, the provision for loan losses may change as a percentage of total loans. The percentage of net charge-offs to average net loans during 1998 was 0.08, compared to 0.11 percent in 1997, and 0.17 percent during 1996. The ratio of the allowance for possible loan losses to loans, net of discounts, was 1.07 percent at the end of 1998, 1.07 percent in 1997, and 1.05 percent in 1996. The allowance for possible loan losses has seven major categories. A summary of transactions follows: (in thousands)

YEAR ENDED DECEMBER 31,                         1998       1997       1996       1995       1994
-----------------------                       --------   --------   --------   --------   --------
Allowance for possible loan losses, January
  1,........................................  $  6,524   $  6,113   $  5,923   $  6,214   $  4,922
Allowance acquired from Hamptons............        --         --         --         --      1,678
LOANS CHARGED-OFF:
Commercial, financial & agricultural
  loans.....................................       176        278        322        346        869
Commercial real estate mortgages............        --         --        369        271          8
Real estate -- construction loans...........        --         --         --         --         --
Residential mortgages (1st and 2nd liens)...         1         --         --         --         --
Home equity loans...........................        --         76         47         28         80
Consumer loans..............................       494        480        518        539        511
Lease finance...............................         2         --         --         --         --
Other loans.................................        --         --         --         --         --
                                              --------   --------   --------   --------   --------
Total Charge-offs...........................  $    673   $    834      1,256      1,184      1,468

YEAR ENDED DECEMBER 31,                         1998       1997       1996       1995       1994
-----------------------                       --------   --------   --------   --------   --------
                                              --------   --------   --------   --------   --------
LOANS RECOVERED AFTER BEING CHARGED-OFF
Commercial, financial & agricultural
  loans.....................................        52         35        111         89         72
Commercial real estate mortgages............        --         --          4         16         --
Real estate -- construction loans...........        --         --         --         --         11
Residential mortgages (1st and 2nd liens)...         1         --         --         --         --
Home equity loans...........................        --         --         --         --         --
Consumer loans..............................       145        151        209        258        269
Lease finance...............................         6         --         --         --         --
Other loans.................................        --         --          2         --         --
                                              --------   --------   --------   --------   --------
TOTAL RECOVERIES............................  $    204   $    186   $    326   $    363   $    352
                                              --------   --------   --------   --------   --------
Net loans charged-off.......................       469        648        930        821      1,116
Provision for possible loan losses..........       900      1,059      1,120        530        730
                                              --------   --------   --------   --------   --------
Allowance for possible loan losses, December
  31,.......................................  $  6,955   $  6,524   $  6,113   $  5,923   $  6,214
                                              ========   ========   ========   ========   ========

     The following table presents information concerning loan balances and asset quality: (dollars in thousands)

YEAR ENDED DECEMBER 31,                         1998       1997       1996       1995       1994
-----------------------                       --------   --------   --------   --------   --------
Loans, net of discounts:
  Average...................................  $619,025   $588,686   $544,258   $520,139   $487,297
  At end of period..........................   647,520    611,388    584,997    515,938    535,289
Non-performing assets/total loans (net of
  discounts)................................      0.34%      0.04%      1.02%      1.33%      1.70%
Non-performing assets/total assets..........      0.24       0.36       0.74       0.85       1.11
Ratio of net charge-offs/average net
  loans.....................................      0.08       0.11       0.17       0.16       0.23
Net charge-offs/net loans at December 31,...      0.07       0.11       0.16       0.16       0.21
Allowance for possible loan losses/loans,
  net of discounts..........................      1.07       1.07       1.05       1.15       1.16

     The disparity between average net loans and net loans at December 31, 1994 is mostly attributable to the acquisition of Hampton's portfolio of loans.

                                INTEREST EXPENSE

     Interest expense in 1998 was $21,464,000 up 2.4 percent from $20,970,000 the year before, which was up 8.2 percent from $19,372,000 during 1996. Most interest was paid for the deposits of individuals, businesses, and various governments and their agencies. Short-term borrowings, including federal funds purchased (short-term lending by other banks), securities sold under agreements to repurchase, and Federal Reserve Bank borrowings were used occasionally. Short-term borrowings averaged $2,551,000 during 1998, $7,957,000 during 1997 and $322,000 during 1996.

                                    DEPOSITS

     Average interest-bearing deposits increased to $577,263,000 in 1998, up 3.0 percent from $560,625,000 in 1997. Savings, N.O.W. and money market deposits decreased during 1998, averaging $321,143,000, down 0.6 percent from 1997 when they averaged $323,105,000. Average time certificates of less than $100,000, totaled $231,143,000, up 8.2 percent from $213,594,000 in 1997. Average time certificates of $100,000 or more totaled $24,977,000, up 4.4 percent from $23,926,000, during 1997.

                                               1998                   1997                   1996
                                       --------------------   --------------------   --------------------
                                                   AVERAGE                AVERAGE                AVERAGE
                                       AVERAGE    RATE PAID   AVERAGE    RATE PAID   AVERAGE    RATE PAID
                                       --------   ---------   --------   ---------   --------   ---------
Demand deposits......................  $204,664               $183,894               $162,884
Savings deposits.....................   197,091     2.54%      190,301     2.59%      190,962     2.72%
N.O.W. & money market deposits.......   124,052     1.91       132,804     1.99       134,826     2.03
Time certificates of $100,000 or
  more...............................    24,977     5.17        23,926     4.63        29,213     3.08
Other time deposits..................   231,143     5.47       213,594     5.55       191,318     5.50
                                       --------               --------               --------
Total deposits.......................  $781,927               $744,519               $709,203
                                       ========               ========               ========

     The following table classifies average deposits for each of the periods indicated: (in thousands)

     At December 31, 1998, the remaining maturities of time certificates of $100,000 or more were as follows: (in thousands)

    3 months or less.......................................  $15,432
    Over 3 through 6 months................................    8,489
    Over 6 through 12 months...............................    1,516
    Over 12 months.........................................      424
                                                             -------
    Total..................................................  $25,861
                                                             =======

                             SHORT TERM BORROWINGS

     Occasionally, Suffolk uses short-term funding. This includes lines of credit for federal funds with correspondent banks, retail sale-repurchase agreements, and the Federal Reserve Bank discount window. Average balances of federal funds purchased were $1,411,000 and $1,723,000 for 1998 and 1997 respectively. Average balances of Federal Reserve Bank borrowings were none during 1998 and $165,000 during 1997. Retail repurchase agreements averaged $1,140,000 during 1998 and $6,069,000 during 1997. There were none outstanding during 1996.

                                  OTHER INCOME

     Other income increased to $8,148,000 during 1998, up 6.6 percent from $7,646,000 during 1997 and up 4.9 percent $7,286,000 during 1996. Service charges on deposit accounts were down 10.7 percent from 1997 to 1998, and up 6.9 percent from 1997 to 1996. Other service charges were up 11.2 and 26.5 for the same periods. Fiduciary fees in 1998 totaled $566,000 up 19.4 percent from 1997 when they amounted to $474,000 and up 3.7 percent from 1996, when they amounted to $457,000.

                                 OTHER EXPENSE

     Other expense during 1998 was $31,200,000 up 3.0 percent from 1997 when it was $30,303,000, up 4.6 percent from $28,967,000, in 1996. During 1998, equipment and other operating expense increased as the result of a conversion to a new, client-server core data-processing system during the first quarter.

                           INTEREST RATE SENSITIVITY

     Interest rate "sensitivity" is determined by the date when each asset and liability in Suffolk's portfolio can be repriced. Sensitivity increases when the interest-earning assets and interest-bearing liabilities cannot be repriced at the same time. While this analysis presents the volume of assets and liabilities repricing in each period of time, it does not consider how quickly various assets and liabilities might actually be repriced in response to changes in interest rates. Management reviews its interest rate sensitivity regularly and adjusts its asset/liability strategy accordingly. Because the interest rates of assets and liabilities vary according to their maturity, management may selectively mismatch the repricing of assets and liabilities to take advantage of temporary or projected differences between short and long-term interest rates. The following table reflects the sensitivity of Suffolk's assets and liabilities at December 31, 1998: (dollars in thousands)

                                         LESS THAN    3 TO 6    7 TO 12    MORE THAN   NOT RATE
                                         3 MONTHS     MONTHS     MONTHS    ONE YEAR    SENSITIVE    TOTAL
                                         ---------   --------   --------   ---------   ---------   --------
INTEREST-EARNING ASSETS
MATURITY:
Domestic loans(1) (net of unearned
  discount)...........................    200,706      65,995    101,794    274,025       5,000    $647,520
Investment securities(2)..............     36,763      24,735     15,104     71,559       3,040     151,201
Federal funds sold(3).................     17,800          --         --         --          --      17,800
                                         --------    --------   --------   ---------   --------    --------
Total interest-earning assets.........   $255,269    $ 90,730   $116,898   $345,584    $  8,040    $816,521
                                         ========    ========   ========   =========   ========    ========
DEMAND DEPOSITS AND INTEREST-BEARING
  LIABILITIES
Demand deposits(4)....................     23,171      23,171     46,341    141,365          --    $234,048
N.O.W. & money market accounts(5).....      5,140       5,140     10,279    107,379          --     127,938
Interest-bearing deposits(6)..........    104,442      68,168     93,508    198,460          --     464,578
                                         --------    --------   --------   ---------   --------    --------
Total demand deposits &
  interest-bearing liabilities........   $132,753    $ 96,479   $150,128   $447,204    $     --    $826,564
                                         ========    ========   ========   =========   ========    ========
Gap...................................    122,516      (5,749)   (33,230)  (101,620)      8,040     (10,043)
                                         ========    ========   ========   =========   ========    ========
Cumulative difference between
  interest-earning assets and
  interest-bearing liabilities........    122,516     116,767     83,537    (18,083)    (10,043)
                                         --------    --------   --------   ---------   --------    --------
Cumulative difference/total assets....      13.47%      12.84%      9.19%     (1.99%)     (1.10%)
                                         ========    ========   ========   =========   ========    ========

---------------

(1) Based on contractual maturity, instrument repricing date, if applicable, projected prepayments and prepayments of principal experience.

(2) Based on contractual maturity, and projected prepayments based on experience. FRB and FHLB stock is not considered rate-sensitive

(3) Based on contractual maturity.

(4) Based on experience of historical stable core deposit relationships.

(5) N.O.W. and Money Market Accounts are assumed to decline over a period of five years.

(6) Fixed rate deposits and deposits with fixed pricing intervals are reflected as maturing in the period of contractual maturity assumed to decline over a period of five years.

     As of December 31, 1998, interest-earning assets with maturities of less than one year exceed interest-bearing liabilities of similar maturity. This cumulative gap might result in increased net interest income if interest rates increase. If interest rates decline, net interest income might decrease.

                                  MARKET RISK

     Market risk is the risk that a financial instrument will lose value as the result of adverse changes in market prices, interest rates, foreign currency exchange rates, commodity prices, or the prices of equity securities. Suffolk's primary exposure to market risk is to changing interest rates.

     Monitoring and managing this risk is an important part of Suffolk's asset/liability management process. It is governed by policies established by its Board of Directors. These policies are reviewed and approved annually. The Board delegates responsibility for asset/liability management to the Asset/Liability Committee ("ALCO"). ALCO then develops guidelines and strategies to implement the policy.

                               INTEREST RATE RISK

     Interest rate risk is the sensitivity of earnings to changes in interest rates. As interest rates change, interest income and expense also change, thereby changing net interest income ("NII"). NII is the primary component of Suffolk's earnings. ALCO uses a detailed and dynamic model to quantify the effect of sustained changes in interest rates on NII. While ALCO routinely monitors simulated NII sensitivity two years into the future, it uses other tools to monitor longer-term interest rate risk.

     The model measures the effect of changing interest rates on both interest income and interest expense for all assets and liabilities, as well as for derivative financial instruments that do not appear on the balance sheet. The results are compared to ALCO policy limits which specify a maximum effect on NII one year in the future, assuming no growth in assets or liabilities, and a 2 percent of 200 basis point (bp) change in interest rates, either upward or downward. Following is Suffolk's NII sensitivity as of December 31, 1998. Suffolk's board has approved a policy limit of 10%.

        RATE CHANGE                            ESTIMATED NII
        -----------                            -------------
          + 200 bp                                 2.22%
          - 200 bp                                (2.72%)

     This estimate should not be interpreted as Suffolk's forecast, and should not be considered as indicative of management's expectations for operating results. These are hypothetical estimates which are based on many assumptions including: the nature and time of changes in interest rates, the shape of the "yield curve" (variations in interest rates for financial instruments of varying maturity at a given moment in time), prepayments on loans and securities, deposit outflows, pricing on loans and deposits, the reinvestment of cash flows from assets and liabilities, among others. While these assumptions are based on management's best estimate of current economic conditions, Suffolk cannot give any assurance that these will actually predict results, nor can they anticipate how the behavior of customers and competitors may change in the future.

     Factors which may affect actual results include: prepayment and refinancing of loans other than as assumed, interest rate change caps and floors, repricing intervals on adjustable rate instruments, changes in debt service on adjustable rate loans, and early withdrawal of deposits. Actual results may also be affected by actions ALCO takes in response to changes in interest rates, actual or anticipated.

     When appropriate, ALCO may use off-balance-sheet instruments such as interest rate floors, caps and swaps to hedge its position with regard to interest rate risk. The Board Directors has approved a hedging policy statement that governs the use of such instruments. As of December 31, 1998, there were no derivative financial instruments outstanding.

     The following table illustrates the contractual sensitivity to changes in interest rates of the Company's total loans, net of discounts not including overdrafts and loans not accruing interest, together totaling $3,728,000 at December 31, 1998: (in thousands)

                                                           AFTER 1 BUT       AFTER
                                                          WITHIN 5 YEARS    5 YEARS      TOTAL
                                                          --------------    --------    --------
INTEREST RATE PROVISION
Predetermined rates...................................       $238,045       $ 31,077    $269,122
Floating or adjustable rates..........................         49,625             --      49,625
                                                             --------       --------    --------
Total.................................................       $287,670       $ 31,077    $318,747
                                                             ========       ========    ========

     The following table illustrates the contractual sensitivity to changes in interest rates on the Company's commercial, financial and agricultural; and real estate construction loans not including non-accrual loans totaling approximately $657,000 at December 31, 1998; (in thousands)

                                                                AFTER 1 BUT       AFTER
                                                 DUE WITHIN       BEFORE 5          5
                                                   1 YEAR          YEARS          YEARS      TOTAL
                                                 ----------    --------------    -------    --------
Commercial, financial and agricultural.......     $110,266        $11,823         $835      $122,924
Real estate construction.....................        8,756          3,626           --        12,382
                                                  --------        -------         ----      --------
Total........................................     $119,022        $15,449         $835      $135,306
                                                  ========        =======         ====      ========

                     ASSET/LIABILITY MANAGEMENT & LIQUIDITY

     The asset/liability management committee reviews Suffolk's financial performance and compares it to the asset/liability management policy. The committee includes two outside directors, executive management, the comptroller, and the heads of commercial lending, retail lending, and retail banking. It uses computer simulations to quantify interest rate risk and to project liquidity. The simulations also help the committee to develop contingent strategies to increase net-interest income. The committee always assesses the impact of any change in strategy on Suffolk's ability to make loans and repay deposits. Only strategies and policies that meet regulatory guidelines, and which are appropriate under the economic and competitive circumstances are considered by the committee. Suffolk has not used forward contracts or interest rate swaps to manage interest rate risk.

                          READINESS FOR THE YEAR 2000

     Suffolk has established a formal program to identify and assess the effect of the year 2000 on its software, hardware, and Suffolk's business. Much of Suffolk's data-processing is done by outside vendors, and Suffolk is dependent on them to evaluate and address problems that may arise when computers cannot distinguish between the years with the same final two digits in the current century and in the next. Management believes that these vendors will modify both software and hardware to accommodate the change in both the century and the millennium before they cause problems. However, if one or more of them fail to do so, it could have an adverse effect on Suffolk's operations. At this time, however, management does not expect that the expense of modifying systems to identify the year 2000 correctly will have a significant effect on Suffolk's results of operation, financial condition or liquidity, now or in the future.

     Suffolk has identified ways in which the year 2000 ("Y2K") may affect its operations.

1.  Suffolk's Readiness.

     Suffolk is in the final phase of its evaluation and improvement of its internal information systems. During the first quarter, Suffolk converted its core-processing systems (including loans, deposits, and general ledger) to a state-of-the-art distributed client-server system which is fully ready for Y2K. Various accounting subsystems (non-core) have been evaluated, and all modifications were made by December 15, 1998. As a banking corporation, Suffolk relies mainly on its information systems to conduct business. Management does not expect that technology embedded in microprocessors which may not work properly after the year 2000 to have a material effect on Suffolk's operations or profitability.

2.  Cost to Address Y2K.

     Management expects the cost of evaluating and modifying systems in preparation for the year 2000 to be approximately $40,000 for 1999.

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

4.  Contingency Plan.

     As a matter of standard practice, Suffolk maintains a disaster recovery plan which is reviewed and updated annually. While Suffolk has no means of accurately measuring risk to the systems of major utilities and communications networks, its disaster recovery plan assumes \that these systems may fail, both for reasons related to Y2K, as well as for other reasons, and makes provision for operations to continue without them, albeit with reduced efficiency.

5.  Assessment of Suffolk's Readiness.

     Suffolk's readiness for Y2K has been and continues to be evaluated by its management. It will also be evaluated by its primary banking regulator, the Office of the Comptroller of the Currency.

                               CAPITAL RESOURCES

     Primary capital, including stockholders' equity, not including the net unrealized gain on securities available for sale, net of tax, and the allowance for possible loan losses, amounted to $78,768,000 compared to $71,210,000 at year-end 1997 and $78,405,000 at year-end 1996. During 1998, Suffolk repurchased 14,500 shares for an aggregate price of $387,497. Management determined that this would increase leverage while preserving capital ratios well above regulatory requirements.

     The following table presents Suffolk's capital ratio, and other related ratios, for each of the last five years: (dollars in thousands)

                                                   1998(1)   1997(1)   1996(1)   1995(1)   1994(1)
                                                   -------   -------   -------   -------   -------
Primary capital at year-end......................  $78,768   $71,210   $78,405   $75,271   $83,750
Primary capital at year-end as a percentage of
  year-end:
  Total assets plus allowance for possible loan
     losses......................................    8.60%     8.17%     9.67%     9.27%    10.24%
  Loans, net of unearned discounts...............   12.16%    11.65%    13.40%    14.59%    15.65%
  Total deposits.................................    9.53%     9.16%    10.95%    10.35%    11.57%

---------------

(1) Capital ratios do not include the effect of SFAS No. 115 "Accounting for Certain Investments in Debt and Investment Securities."

     Suffolk measures how effectively it uses capital by two widely accepted performance ratios -- return on average assets and return on average common stockholders' equity. The returns in 1998 on average assets of 1.37 percent and average common equity of 17.66 percent increased from 1997 when returns were
1.37 percent and 16.96 percent, respectively.

     All dividends must conform to applicable statutory requirements. Suffolk Bancorp's ability to pay dividends depends on The Suffolk County National Bank's ability to pay dividends. Under 12 USC 56-9, a national bank may not pay a dividend on its common stock if the dividend would exceed net undivided profits then on hand. Further, under 12 USC 60, a national bank must obtain prior approval from the Office of the Comptroller of the Currency to pay dividends on either common or preferred stock that would exceed the bank's net profits for the current year combined with retained net profits (net profits minus dividends paid during that period) of the prior two years. The amount currently available is approximately $7,025,000.

                   RISK BASED CAPITAL AND LEVERAGE GUIDELINES

     The Federal Reserve Bank's risk-based capital guidelines call for bank holding companies to require minimum ratios of capital to risk-weighted assets, which include certain off-balance sheet activities, such as standby letters of credit. The guidelines define capital as being "core," or "Tier 1," capital, which includes common stockholders' equity, a limited amount of perpetual preferred stock, minority interest in unconsolidated subsidiaries, less goodwill; or "supplementary" or "Tier 2" capital which includes subordinated debt, redeemable preferred stock, and a limited amount of the allowance for possible loan losses. All bank holding companies must meet a minimum ratio of total qualifying capital to risk-weighted assets of 8.00 percent, of which at least 4.00 percent should be in the form of Tier 1 capital. At December 31, 1998, Suffolk's ratios of core capital and total qualifying capital (core capital plus Tier 2 capital) to risk-weighted assets were 9.94 percent and 10.97 percent, respectively.

                  DISCUSSION OF NEW ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. SFAS No. 133 is effective prospectively for the Bank on January 1, 2000 and will not impact the Bank's accounting or disclosures.

     In October 1998, the FASB issued SFAS No. 134 "Accounting for Mortgage-Backed Securities Retained After the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise." This Statement conforms to the subsequent accounting for securities retained after the securitization of mortgage loans by a mortgage banking enterprise with the subsequent accounting for securities retained after the securitization of other types of assets by a non-mortgage banking enterprise. This Statement is effective for fiscal years beginning after December 15, 1998. It is not expected to have a material effect on Suffolk's operations.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Financial Statements and other supplementary data are found starting at the top of the following page.

                      CONSOLIDATED STATEMENTS OF CONDITION

                                                                        DECEMBER 31,
                                                                ----------------------------
                                                                    1998            1997
                                                                ------------    ------------
ASSETS
Cash & Due From Banks.......................................    $ 58,298,278    $ 53,439,245
Federal Funds Sold..........................................      17,800,000      18,500,000
Investment Securities:
  Available for Sale, at Fair Value.........................     129,347,697     120,878,495
  Held to Maturity (Fair Value of $22,015,000 and
     $26,213,000, respectively)
     U.S. Government Agency Obligations.....................       2,381,588       7,038,658
     Obligations of States & Political Subdivisions.........      16,231,220      18,371,119
     Corporate Bonds & Other Securities.....................       3,240,249         637,849
                                                                ------------    ------------
Total Investment Securities.................................     151,200,754     146,926,121
Total Loans.................................................     649,006,822     614,555,449
Less: Unearned Discounts....................................       1,486,875       3,168,102
      Allowance for Possible Loan Losses....................       6,954,993       6,523,677
                                                                ------------    ------------
Net Loans...................................................     640,564,954     604,863,670
Premises & Equipment, Net...................................      15,249,549      16,181,652
Other Real Estate Owned, Net................................         340,962         596,970
Accrued Interest Receivable, Net............................       5,364,743       5,547,902
Excess of Cost Over Fair Value of Net Assets Acquired.......       1,900,241       2,262,173
Other Assets................................................      18,712,805      16,595,289
                                                                ------------    ------------
     TOTAL ASSETS...........................................    $909,432,286    $864,913,022
                                                                ============    ============
LIABILITIES & STOCKHOLDERS' EQUITY
Demand Deposits.............................................    $234,048,398    $184,084,610
Savings, N.O.W.'s & Money Market Deposits...................     333,098,106     335,047,130
Time Certificates of $100,000 or more.......................      25,861,028      23,405,604
Other Time Deposits.........................................     233,556,330     235,057,476
                                                                ------------    ------------
     Total Deposits.........................................     826,563,862     777,594,820
Dividend Payable on Common Stock............................       1,096,804       1,097,164
Accrued Interest Payable....................................       2,866,853       3,074,642
Other Liabilities...........................................       7,058,968      18,005,930
                                                                ------------    ------------
     TOTAL LIABILITIES......................................     837,586,487     799,772,556
                                                                ------------    ------------
Commitments and Contingent Liabilities (see note 10)
STOCKHOLDERS' EQUITY
Common Stock (par value $2.50; 15,000,000 shares authorized,
  6,080,856 and 6,095,356 shares issued at December 31, 1998
  & 1997, respectively).....................................      19,026,050      19,026,050
Surplus.....................................................      18,456,432      18,456,432
Undivided Profits...........................................      38,155,116      30,991,694
Treasury Stock at Par (1,529,564 shares and 1,515,064
  shares, respectively).....................................      (3,823,914)     (3,787,664)
Accumulated Other Comprehensive Income, Net of Tax..........          32,115         453,954
                                                                ------------    ------------
     TOTAL STOCKHOLDERS' EQUITY.............................      71,845,799      65,140,466
                                                                ------------    ------------
     TOTAL LIABILITIES & STOCKHOLDERS' EQUITY...............    $909,432,286    $864,913,022
                                                                ============    ============

          See accompanying notes to consolidated financial statements.

                       CONSOLIDATED STATEMENTS OF INCOME

                                                          FOR THE YEARS ENDED DECEMBER 31,
                                                      -----------------------------------------
                                                         1998           1997           1996
                                                      -----------    -----------    -----------
INTEREST INCOME
Federal Funds Sold................................    $ 1,547,366    $ 1,128,226    $   918,926
United States Treasury Securities.................      5,275,913      6,248,190      6,450,335
Obligations of States & Political Subdivisions
  (tax exempt)....................................        668,630        489,265        660,874
U.S. Government Agency Obligations................      1,789,543      1,597,169      1,801,373
Corporate Bonds & Other Securities................         38,271         38,271         38,271
Loans.............................................     56,554,262     54,627,628     50,659,016
                                                      -----------    -----------    -----------
Total Interest Income.............................     65,873,985     64,128,749     60,528,795
INTEREST EXPENSE
Savings, N.O.W.'s & Money Market Deposits.........      7,373,572      7,566,736      7,924,335
Time Certificates of $100,000 or more.............      1,292,356      1,106,956        900,406
Other Time Deposits...............................     12,645,571     11,858,867     10,528,496
Federal Funds Purchased...........................        152,771        100,377         18,541
Interest on Other Borrowings......................             --        336,833             58
                                                      -----------    -----------    -----------
     Total Interest Expense.......................     21,464,270     20,969,769     19,371,836
     Net-interest Income..........................     44,409,715     43,158,980     41,156,959
Provision for Possible Loan Losses................        900,000      1,059,000      1,120,000
                                                      -----------    -----------    -----------
  Net-interest Income After Provision for Possible
     Loan Losses..................................     43,509,715     42,099,980     40,036,959
OTHER INCOME
Service Charges on Deposit Accounts...............      3,954,639      4,427,931      4,144,014
Other Service Charges, Commissions & Fees.........      2,733,446      2,457,955      1,942,930
Fiduciary Fees....................................        565,628        474,000        456,500
Other Operating Income............................        894,707        286,301        742,935
                                                      -----------    -----------    -----------
     Total Other Income...........................      8,148,420      7,646,187      7,286,379
OTHER EXPENSE
Salaries & Employee Benefits......................     16,533,586     16,368,974     15,844,994
Net Occupancy Expense.............................      2,487,646      2,528,459      2,387,113
Equipment Expense.................................      2,316,824      2,087,664      2,518,561
Outside Services..................................      2,486,712      2,688,718      1,824,813
FDIC Assessments..................................         90,379         87,954          2,000
Amortization of Excess Cost Over Fair Value of Net
  Assets Acquired.................................        361,932        361,932        361,932
Other Operating Expense...........................      6,922,516      6,179,108      6,027,471
                                                      -----------    -----------    -----------
     Total Other Expense..........................     31,199,595     30,302,809     28,966,884
Income Before Provision for Income Taxes..........     20,458,540     19,443,358     18,356,454
Provision for Income Taxes........................      8,555,575      8,140,801      7,709,133
                                                      ===========    ===========    ===========
NET INCOME........................................    $11,902,965    $11,302,557    $10,647,321
                                                      ===========    ===========    ===========
AVERAGE: Common Shares Outstanding................      6,094,826      6,306,299      6,682,064
         Dilutive Stock Options...................         25,434            609             --
                                                      -----------    -----------    -----------
AVERAGE TOTAL COMMON SHARES AND DILUTIVE
  OPTIONS.........................................      6,120,260      6,306,908      6,682,054
EARNINGS PER COMMON SHARE
Basic.............................................    $      1.95    $      1.79    $      1.60
Diluted...........................................    $      1.94    $      1.79    $      1.60

          See accompanying notes to consolidated financial statements.

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                                 ACCUMULATED
                                                                                             OTHER COMPREHENSIVE
                                       COMMON                     UNDIVIDED     TREASURY           INCOME,
                                        STOCK        SURPLUS       PROFITS        STOCK          NET OF TAX           TOTAL
                                       ------        -------      ---------     --------     -------------------      -----
Balance, December 31, 1995.........  $18,998,370   $18,373,392   $33,927,780   $(1,951,825)      $   698,046       $70,045,763
Net Income.........................           --            --    10,647,321            --                --        10,647,321
Dividend...........................           --            --    (4,098,196)           --                --        (4,098,196)
Purchase of Treasury Stock.........           --            --    (3,123,712)     (592,000)               --        (3,715,712)
Net Change in Unrealized Gain on
 Securities Available for Sale.....           --            --            --            --          (240,320)         (240,320)
Comprehensive Income...............
Adjustment of Issuance of Stock in
 Purchase of Hampton Bancshares
 (5,536 shares)....................       27,680        83,040            --            --                --           110,720
                                     -----------   -----------   -----------   -----------       -----------       -----------
Balance, December 31, 1996.........   19,026,050    18,456,432    37,353,193    (2,543,825)          457,726        72,749,576
Net Income.........................           --            --    11,302,557            --                --        11,302,557
Return of Dividend -- Prior
 Period............................           --            --         2,000            --                --             2,000
Dividend...........................           --            --    (4,332,886)           --                --        (4,332,886)
Purchase of Treasury Stock.........           --            --   (13,333,170)   (1,243,839)               --       (14,577,009)
Net Change in Unrealized Gain on
 Securities Available for Sale.....           --            --            --            --            (3,771)           (3,771)
Comprehensive Income...............
                                     -----------   -----------   -----------   -----------       -----------       -----------
Balance, December 31, 1997.........   19,026,050    18,456,432    30,991,694    (3,787,664)          453,955        65,140,467
Net Income.........................           --            --    11,902,965            --                --        11,902,965
Dividend...........................           --            --    (4,388,296)           --                --        (4,388,296)
Purchase of Treasury Stock.........           --            --      (351,247)      (36,250)               --          (387,497)
Net Change in Unrealized Gain on
 Securities Available for Sale.....           --            --            --            --          (421,840)         (421,840)
Comprehensive Income...............
                                     -----------   -----------   -----------   -----------       -----------       -----------
Balance, December 31, 1998.........  $19,026,050   $18,456,432   $38,155,116   $(3,823,914)      $    32,115       $71,845,799


                                     COMPREHENSIVE
                                        INCOME
                                     -------------
Balance, December 31, 1995.........
Net Income.........................   $10,647,321
Dividend...........................
Purchase of Treasury Stock.........
Net Change in Unrealized Gain on
 Securities Available for Sale.....      (240,320)
                                      -----------
Comprehensive Income...............   $10,407,001
                                      ===========
Adjustment of Issuance of Stock in
 Purchase of Hampton Bancshares
 (5,536 shares)....................
Balance, December 31, 1996.........
Net Income.........................   $11,302,557
Return of Dividend -- Prior
 Period............................
Dividend...........................
Purchase of Treasury Stock.........
Net Change in Unrealized Gain on
 Securities Available for Sale.....        (3,771)
                                      -----------
Comprehensive Income...............   $11,298,786
                                      ===========
Balance, December 31, 1997.........
Net Income.........................   $11,902,965
Dividend...........................
Purchase of Treasury Stock.........
Net Change in Unrealized Gain on
 Securities Available for Sale.....      (421,840)
                                      -----------
Comprehensive Income...............   $11,481,125
                                      ===========
Balance, December 31, 1998.........

          See accompanying notes to consolidated financial statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   FOR THE YEARS ENDED DECEMBER 31,
                                                              ------------------------------------------
                                                                  1998           1997           1996
                                                              ------------   ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES
NET INCOME..................................................  $ 11,902,965   $ 11,302,557   $ 10,647,321
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH
  Provision for Possible Loan Losses........................       900,000      1,059,000      1,120,000
  Depreciation & Amortization...............................     1,936,784      1,336,273      1,607,673
  Amortization of Cost Over Fair Value of Net Assets
    Acquired................................................       361,932        361,932        361,932
  Accretion of Discounts....................................    (1,013,601)      (829,589)    (2,020,315)
  Amortization of Premiums..................................       206,152        291,941        397,373
  Decrease (Increase) in Accrued Interest Receivable........       183,159       (325,719)       (89,317)
  Increase in Other Assets..................................    (2,117,516)      (722,360)    (4,677,471)
  (Decrease) Increase in Accrued Interest Payable...........      (207,789)     1,495,291       (250,701)
  (Decrease) Increase in Income Taxes Payable...............      (642,355)            --        469,220
  (Decrease) Increase in Other Liabilities..................   (10,304,608)     7,261,522      4,504,579
                                                              ------------   ------------   ------------
  NET CASH PROVIDED BY OPERATING ACTIVITIES.................     1,205,123     21,230,848     12,070,294
                                                              ------------   ------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Principal Payments on Investment Securities...............     4,710,692      4,898,415      2,288,510
  Maturities of Investment Securities; Available for Sale...   102,815,000     45,500,000    163,533,384
  Purchases of Investment Securities; Available for Sale....  (111,244,932)   (61,253,203)  (129,539,796)
  Maturities of Investment Securities; Held to Maturity.....    16,620,750     16,333,259     18,552,503
  Purchases of Investment Securities; Held to Maturity......   (17,089,190)   (16,520,750)    (6,598,000)
  Loan Disbursements & Repayments, Net......................   (36,397,474)   (27,528,198)   (72,302,761)
  Purchases of Premises & Equipment, Net....................    (1,004,681)    (4,316,746)    (3,006,304)
  Disposition of Other Real Estate Owned....................       350,856      1,795,018      1,424,500
                                                              ------------   ------------   ------------
  NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES.......   (41,238,979)   (41,092,205)   (25,647,964)
                                                              ------------   ------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net (Decrease) Increase in Deposit Accounts...............    48,969,042     66,577,164    (16,042,207)
  Increase (Decrease) in Federal Funds Purchased............            --     (7,200,000)     7,200,000
  Common Stock Sold for Cash................................            --             --        110,720
  Dividends Paid to Shareholders............................    (4,388,656)    (4,323,549)    (4,105,931)
  Treasury Shares Acquired..................................      (387,497)   (14,577,009)    (3,715,713)
                                                              ------------   ------------   ------------
  NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES.......    44,192,889     40,476,606    (16,553,131)
                                                              ------------   ------------   ------------
  NET (DECREASE) INCREASE IN CASH & CASH EQUIVALENTS........     4,159,033     20,615,249    (30,130,801)
    CASH & CASH EQUIVALENTS BEGINNING OF YEAR...............    71,939,245     51,323,996     81,454,797
                                                              ------------   ------------   ------------
    CASH & CASH EQUIVALENTS END OF YEAR.....................  $ 76,098,278   $ 71,939,245   $ 51,323,996
                                                              ============   ============   ============
Supplemental Disclosure of Cash Flow Information
  Cash Received During the Year for Interest................  $ 66,057,144   $ 63,803,030   $ 60,439,478
                                                              ============   ============   ============
  Cash Paid During the Year for:
    Interest................................................  $ 21,672,059   $ 19,474,478   $ 19,622,537
    Income Taxes............................................     9,197,930      8,863,325      7,239,913
                                                              ------------   ------------   ------------
      Total Cash Paid During Year for Interest & Income
        Taxes...............................................  $ 30,869,989   $ 28,337,803   $ 26,862,450
                                                              ============   ============   ============
Non-Cash Investing & Financing (loans re-classified as
  "other real estate owned," including foreclosures)........  $     94,848   $    453,414   $  2,292,319
(Decrease) Increase in Market Value of Investments..........      (712,129)        (6,392)      (407,322)
Decrease (Increase) in Deferred Tax (Liability) Benefit
  Related to Market Value of Investments....................       291,973          2,621        167,002
Dividends Declared But Not Paid.............................     1,096,804      1,097,164      1,087,827

          See accompanying notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The accounting and reporting policies of Suffolk Bancorp and its subsidiary conform to generally accepted accounting principles and general practices within the banking industry. The following footnotes describe the most significant of these policies.

     In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported assets and liabilities as of the date of the consolidated statements of condition. The same is true of revenues and expenses reported for the period. Actual results could differ significantly from those estimates.

     (A) CONSOLIDATION -- The consolidated financial statements include the accounts of Suffolk and its wholly owned subsidiary, The Suffolk County National Bank (the "Bank"). In 1998, the Bank formed a Real Estate Investment Trust named Suffolk Greenway, Inc. All inter-company transactions have been eliminated in consolidation.

     (B) INVESTMENT SECURITIES -- Suffolk reports debt securities and mortgage-backed securities in one of the following categories: (i) "held to maturity" (management has the intent and ability to hold to maturity) which are to be reported at amortized cost; (ii) "trading" (held for current resale) which are to be reported at fair value, with unrealized gains and losses included in earnings; and (iii) "available for sale" (all other debt securities and mortgage-backed securities) which are to be reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity. Accordingly, Suffolk classified all of its holdings of debt securities and mortgage-backed securities as either "held to maturity," or "available for sale." At the time a security is purchased, a determination is made as to the appropriate classification.

     Premiums and discounts on debt and mortgage-backed securities are amortized as expense and accreted as income over the estimated life of the respected security using a method which approximates the level-yield method. Gains and losses on the sales of investment securities are recognized upon realization, using the specific identification method and shown separately in the consolidated statements of income.

     (C) LOANS AND LOAN INTEREST INCOME RECOGNITION -- Loans are stated at the principal amount outstanding. Interest on loans not made on a discounted basis is credited to income, based upon the principal amount outstanding during the period. Unearned discounts on installment loans are credited to income using methods which approximate a level-yield. Recognition of interest income is discontinued when reasonable doubt exists as to whether interest due can be collected. Loans generally no longer accrue interest when 90 days past due. When a loan is placed on non-accrual status, all interest previously accrued in the current year, but not collected, is reversed against current year interest income. Any interest accrued in prior years is charged against the allowance for possible loan losses. Loans and leases start accruing interest again when they become current as to principal and interest, and when, in the opinion of management, the loans can be collected in full.

     (D) ALLOWANCE FOR POSSIBLE LOAN LOSSES -- The balance of the Allowance for Possible Loan Losses is determined by management's estimate of the amount of financial risk in the loan portfolio and the likelihood of loss. The analysis also considers the Bank's loan loss experience, and may be adjusted in the future depending on economic conditions. Additions to the Allowance are made by charges to expense, and actual losses, net of recoveries, are charged to the Allowance. Regulatory examiners may require the Bank to add to the allowance based upon their judgment of information available to them at the time of their examination.

     In accordance with Statement of Financial Accounting Standards No. 114 ("SFAS 114"), titled "Accounting by Creditors for Impairment of a Loan," as amended by Statement No. 118, titled "Accounting by Creditors for Impairment of Loan-Income Recognition and Disclosures," an allowance is maintained for impaired loans to reflect the difference, if any, between the principal balance of the loan and the present value of projected cash flows, observable fair value, or collateral value. SFAS 114 defines an impaired loan as a loan for which it is probable that the lender will not collect all amounts due under contractual terms of the loan.

     (E) PREMISES AND EQUIPMENT -- Premises and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation is calculated by the declining-balance or straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized using the straight-line method over the term of the lease or the estimated life of the asset, which ever is shorter.

     (F) OTHER REAL ESTATE OWNED -- Property acquired through foreclosure (other real estate owned or "OREO"), is stated at the lower of cost or fair value less selling costs. Credit losses arising at the time of the acquisition of property are charged against the allowance for possible loan losses. Any additional write-downs to the carrying value of these assets that may be required, as well as the cost of maintaining and operating these foreclosed properties, are charged to expense. Additional write-downs are recorded in a valuation reserve account that is maintained asset by asset.

     (G) EXCESS OF COST OVER FAIR VALUE OF NET ASSETS ACQUIRED -- The excess of cost over fair value of net assets acquired (goodwill) is being amortized over ten years.

     (H) INCOME TAXES -- Suffolk uses an asset and liability approach to accounting for income taxes. The asset and liability approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. Deferred tax assets are recognized if it is more likely than not that a future benefit will be realized. It is management's position that no valuation allowance is necessary against any of Suffolk's deferred tax assets.

     (I) SUMMARY OF RETIREMENT BENEFITS ACCOUNTING -- Suffolk's retirement plan is non-contributory and covers substantially all eligible employees. The plan conforms to the provisions of the Employee Retirement Income Security Act of 1974, as amended. Suffolk's policy is to accrue for all pension costs and to fund the maximum amount allowable for tax purposes. Actuarial gains and losses that arise from changes in assumptions concerning future events are amortized over a period that reflects the long-term nature of pension expense used in estimating pension costs.

     Suffolk accrues for post-retirement benefits other than pensions by accruing the cost of providing those benefits to an employee during the years that the employee serves.

     The bank adopted SFAS No. 132, "Employers' Disclosures About Pensions and Other Post-Retirement Benefits," in 1998. SFAS No. 132 only addresses disclosure and does not change any of the measurement or recognition provisions provided for in the previously issued accounting standards. SFAS No. 132 did not affect the Bank's results of operations or financial condition.

     (J) CASH AND CASH EQUIVALENTS -- For purposes of the consolidated statement of cash flows, cash and due from banks, and federal funds sold are considered to be cash equivalents. Generally, federal funds are sold for one-day periods.

     (K) TREASURY STOCK -- The balance of treasury stock is computed at par value. The excess cost over par is subtracted from undivided profits.

     (L) STOCK SPLIT -- On May 15, 1997, the common stock was split 2-for-1, and par value was changed from $5.00 to $2.50. All share and per share information has been restated to reflect the split.

     (M) EARNINGS PER SHARE -- Suffolk adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" in the fourth quarter of 1997. All comparative data concerning earnings per share provided for earlier periods have been restated to conform to the provisions of this statement.

     Basic earnings per share is computed by dividing net income by the number of weighted-average shares outstanding during the period. Diluted earnings per share reflect the dilution that would occur if stock options were exercised in return for common stock that would then share in Suffolk's earnings. It is computed by dividing net income by the sum of weighted-average number of common shares outstanding and the weighted-average number of stock options exercisable during the period. Suffolk has no other securities that could be converted into common stock, nor any contracts that would result in the issuance of common stock.

     (N) COMPREHENSIVE INCOME -- The Bank adopted SFAS No. 130, "Reporting Comprehensive Income," in 1998. All comparative financial statements provided for earlier periods have been reclassified to reflect application of the provisions of this statement.

     Comprehensive income includes net income and all other changes in equity during a period except those resulting from investments by owners and distributions to owners. Other comprehensive income includes revenues, expenses, gains, and losses that under generally accepted accounting principles are included in comprehensive income but excluded from net income.

     Comprehensive income and accumulated other comprehensive income are reported net of related income taxes. Accumulated other comprehensive income for the Bank consists solely of unrealized holding gains or loses on available-for-sale securities.

     (O) RECLASSIFICATION OF PRIOR YEAR CONSOLIDATED FINANCIAL STATEMENTS -- Certain reclassifications have been made to the prior year's consolidated financial statements that conform with the current year's presentation.

NOTE 2 -- INVESTMENT SECURITIES

     The amortized cost, estimated fair values, and gross unrealized gains and losses of Suffolk's investment securities available for sale and held to maturity at December 31, 1998 and 1997 were: (in thousands)

                                                     1998                                              1997
                                -----------------------------------------------   -----------------------------------------------
                                            ESTIMATED     GROSS        GROSS                  ESTIMATED     GROSS        GROSS
                                AMORTIZED     FAIR      UNREALIZED   UNREALIZED   AMORTIZED     FAIR      UNREALIZED   UNREALIZED
                                  COST        VALUE       GAINS        LOSSES       COST        VALUE       GAINS        LOSSES
                                ---------   ---------   ----------   ----------   ---------   ---------   ----------   ----------
Available for sale:
  U.S. treasury securities....  $ 66,777    $ 67,023       $246        $   -      $106,635    $107,140       $505         $ --
  U.S. gov't. agency
    obligations...............    43,421      43,366         61         (116)       13,474      13,738        264           --
  Collateralized mortgage
    obligation................    19,093      18,959         16         (150)           --          --         --           --
                                --------    --------       ----        -----      --------    --------       ----         ----
Balance at end of year........   129,291     129,348        323         (266)      120,109     120,878        769           --
                                --------    --------       ----        -----      --------    --------       ----         ----
Held to maturity:
  Obligations of states and
    political subdivisions....    16,231      16,315         84           --        18,371      18,451         83            3
  U.S. govt. agency
    obligations...............     2,382       2,460         78           --         7,039       7,124         87            2
Other securities..............     3,240       3,240         --           --           638         638         --           --
                                --------    --------       ----        -----      --------    --------       ----         ----
Balance at end of year........    21,853      22,015        162           --        26,048      26,213        170            5
                                --------    --------       ----        -----      --------    --------       ----         ----
Total investment securities...  $151,144    $151,363       $485        $(266)     $146,157    $147,091       $939         $  5
                                ========    ========       ====        =====      ========    ========       ====         ====

     U.S. Government Agency obligations are mortgage-backed securities which represent participating interest in pools of first mortgage loans. The amortized cost, maturities, and approximate fair value at December 31, 1998 are as follows: (in thousands)

                                             AVAILABLE FOR SALE                                      HELD TO MATURITY
                       ---------------------------------------------------------------   ----------------------------------------
                                                    U.S.             COLLATERALIZED        OBLIGATIONS OF             U.S.
                          U.S. TREASURY         GOVT. AGENCY            MORTGAGE         STATES & POLITICAL       GOVT. AGENCY
                           SECURITIES               DEBT             OBLIGATIONS(1)         SUBDIVISIONS          OBLIGATIONS
                       -------------------   -------------------   -------------------   -------------------   ------------------
MATURITY               AMORTIZED    FAIR     AMORTIZED    FAIR     AMORTIZED    FAIR     AMORTIZED    FAIR     AMORTIZED    FAIR
(IN YEARS)               COST       VALUE      COST       VALUE      COST       VALUE      COST       VALUE      COST      VALUE
----------             ---------   -------   ---------   -------   ---------   -------   ---------   -------   ---------   ------
Within 1.............   $60,766    $60,956    $    --    $    --    $    --    $    --    $13,969    $14,007    $   --     $   --
After 1 but within
 5...................     6,011      6,067     43,421     43,366         --         --        200        204     2,382      2,460
After 5 but within
 10..................        --         --         --         --         --         --      2,031      2,071        --         --
After 10.............        --         --         --         --     19,093     18,959         31         33        --         --
Other Securities.....        --         --         --         --         --         --         --         --        --         --
                        -------    -------    -------    -------    -------    -------    -------    -------    ------     ------
Total................   $66,777    $67,023    $43,421    $43,366    $19,093    $18,959    $16,231    $16,315    $2,382     $2,460
                        =======    =======    =======    =======    =======    =======    =======    =======    ======     ======

                        HELD TO MATURITY
                       ------------------

                             OTHER
                           SECURITIES
                       ------------------     TOTAL
MATURITY               AMORTIZED    FAIR    AMORTIZED
(IN YEARS)               COST      VALUE      COST
----------             ---------   ------   ---------
Within 1.............   $   --     $   --   $ 74,735
After 1 but within
 5...................       --         --   $ 52,014
After 5 but within
 10..................       --         --   $  2,031
After 10.............       --         --   $ 19,124
Other Securities.....    3,240      3,240   $  3,240
                        ------     ------   --------
Total................   $3,240     $3,240   $151,144
                        ======     ======   ========

---------------

(1) Maturities shown are stated maturities. Securities backed by mortgages are expected to have substantial periodic prepayments resulting in weighted average lives considerably less than what would be surmised from the above table.

     As a member of the Federal Reserve system, the Bank owns Federal Reserve Bank Stock with a book value of $638,000. The stock has no maturity and there is no public market for the investment.

     As a member of the Federal Home Loan Bank of New York, the bank owns Federal Home Loan Bank of New York stock with a book value of $2,602,000. The stock has no maturity and these is no public market for the investment.

     Actual maturities of U.S. Government Agency Obligations will differ from contractual maturities because the mortgage-loan borrowers have the right to prepay obligations with or without penalties and because the issuer can call the security before it is due.

     At December 31, 1998 and 1997, investment securities carried at $96,007,000 and $127,253,000, respectively, were pledged to secure trust deposits and public funds on deposit. No securities have been sold during the past three years.

NOTE 3 -- LOANS

     At December 31, 1998 and 1997, loans included the following: (in thousands)

                                                                  1998        1997
                                                                --------    --------
Commercial, financial and agricultural......................    $123,463    $111,575
Commercial real estate......................................     128,923     127,994
Real estate construction loans..............................      12,500       9,823
Residential mortgages (1st and 2nd liens)...................      73,754      67,061
Home equity loans...........................................      21,980      26,201
Consumer loans..............................................     286,184     269,412
Lease finance...............................................          --           7
Other loans.................................................       2,203       2,483
                                                                --------    --------
                                                                 649,007     614,556
Unearned discounts..........................................      (1,487)     (3,168)
Allowance for possible loan losses..........................      (6,955)     (6,524)
                                                                --------    --------
Balance at end of year......................................    $640,565    $604,864
                                                                ========    ========

     Restructured loans, loans not accruing interest and loans contractually past due 90 days or more with regard to payment of principal and/or interest amounted to $4,005,000 and $4,858,000 at December 31, 1998 and 1997,
respectively. Interest on loans which have been restructured or are no longer accruing interest would have amounted to $143,000 during 1998, $256,000 during 1997, $361,000 during 1996, under the contractual terms of those loans. Interest income recognized on restructured and non-accrual loans was immaterial for the years 1998, 1997, and 1996.

     Suffolk makes loans to its directors and executives, as well as to other related parties in the ordinary course of its business. Loans made to directors and executives, either directly or indirectly, which exceed $60,000 in aggregate for any one director, totaled $12,164,000 and $6,649,000 at December 31, 1998 and 1997, respectively. Unused portions of lines of credit to directors and executives, directly or indirectly, totaled $1,862,000 and $6,649,000. New loans totaling $40,758,000 were granted and payments of $34,432,000 were received during 1998.

     Suffolk has no assets pledged as collateral to the Federal Reserve Bank as of December 31, 1998.

NOTE 4 -- ALLOWANCE FOR POSSIBLE LOAN LOSSES

     An analysis of the changes in the Allowance for Possible Loan Losses follows: (in thousands)

                                                                 1998      1997      1996
                                                                ------    ------    ------
Balance at beginning of year................................    $6,524    $6,113    $5,923
Provision for possible loan losses..........................       900     1,059     1,120
Loans charged-off...........................................      (673)     (834)   (1,256)
Recoveries on loans.........................................       204       186       326
                                                                ------    ------    ------
Balance at end of year......................................    $6,955    $6,524    $6,113
                                                                ======    ======    ======

     At December 31, 1998 and 1997, respectively, the Bank's recorded investment in impaired loans and the related valuation allowance calculated under SFAS No. 114 and SFAS No. 118 are as follows: (in thousands)

                                                                 1998      1997
                                                                ------    ------
Recorded investment.........................................    $  426    $  946
Valuation allowance.........................................       294       329

     This allowance is included in the allowance for loan losses on the statements of condition.

     The average investment in impaired loans in 1998 was $599,000.

NOTE 5 -- PREMISES AND EQUIPMENT

     The following table details premises and equipment: (in thousands)

                                                                  1998        1997
                                                                --------    --------
Land........................................................    $  3,333    $  3,333
Premises....................................................       7,911       7,870
Furniture, fixtures & equipment.............................      16,296      15,776
Leasehold improvements......................................       1,122         971
                                                                --------    --------
                                                                  28,662      27,950
Accumulated depreciation and amortization...................     (13,412)    (11,768)
                                                                --------    --------
Balance at end of year......................................    $ 15,250    $ 16,182
                                                                ========    ========

     Depreciation and amortization charged to operations amounted to $1,937,000, $1,336,000, $1,608,000, during 1998, 1997, and 1996, respectively.

NOTE 6 -- SHORT-TERM BORROWINGS

     Presented below is information concerning short-term interest-bearing liabilities, principally Federal Reserve Bank Borrowings, and Securities Sold Under Agreements to Repurchase, with maturities of less than one year, and their related weighted-average interest rates for the year 1998 and 1997: (dollars in thousands)

                                                                 1998      1997
                                                                ------    -------
Daily average outstanding...................................    $2,551    $ 7,957
Total interest cost.........................................       153        437
Average interest rate paid..................................      5.99%      5.49%
Maximum amount outstanding at any-month-end.................    $4,500    $39,260
December 31, balance........................................        --         --
Weighted-average interest rate on balances outstanding at
  December 31...............................................        --         --

NOTE 7 -- STOCKHOLDERS' EQUITY

     Suffolk has a Dividend Reinvestment Plan. Stockholders can reinvest dividends in common stock of Suffolk at a 3% discount from market value on newly issued shares. Shareholders may also make additional cash purchases. No shares were issued in 1998, 1997, or 1996.

     At the end of December 31, 1998, Suffolk had an Incentive Stock Option Plan ("the Plan") under which 660,000 shares of Suffolk's common stock were reserved for issuance to key employees. Options are awarded by a committee appointed by the Board of Directors. The Plan provided that the option price shall not be less than the fair value of the common stock on the date the option was granted. All options were exercisable for a period of ten years or less. The Plan provided for the grant of stock appreciation rights which the holder may exercise instead of the underlying option. When the stock appreciation right was exercised, the underlying option was canceled. The optionee received shares of common stock with a fair market value equal to the excess of the fair value of the shares subject to the option at the time of exercise (or the portion thereof so exercised) over the aggregate option price of the shares set forth in the option agreement. The exercise of stock appreciation rights was treated as the exercise of the underlying option.

Options vest after one year and expire after ten years. The following table presents the options granted, exercised or expired during each of the past three years:

                                                                          WTD. AVG.
                                                                SHARES    EXERCISE
                                                                ------    ---------
Balance at December 31, 1995................................        --         --
Options granted.............................................    27,800     $19.50
Options exercised...........................................        --         --
Options expired or terminated...............................        --         --
                                                                ------     ------
Balance at December 31, 1996................................    27,800      19.50
Options granted.............................................     9,500      30.00
Options exercised...........................................        --         --
Options expired or terminated...............................    (2,600)    (19.50)
                                                                ------     ------
Balance at December 31, 1997................................    34,700      22.37
Options granted.............................................        --         --
Options exercised...........................................        --         --
Options expired or terminated...............................        --         --
                                                                ------     ------
Balance at December 31, 1998................................    34,700     $22.37
                                                                ======     ======

     Options outstanding at December 31, 1998 have a weighted-average exercise price of $22.37 and a remaining contractual life of nine years. 34,700 of these options are currently exercisable. The weighted-average, fair value of the options granted during 1997 was $9.39. The fair value of each option was estimated on the date granted using the Black-Scholes option pricing model. The following weighted-average assumptions were used for grants in 1997: risk-free interest rate of 5.7%; expected dividend yield of 2.8%; expected life of ten years; and expected volatility of 24.9%. The weighted-average fair value of the options granted during 1996 was $6.55. The following weighted-average assumptions were used for grants in 1996: risk-free interest rate of 6.3%; expected dividend yield of 3.5; expected life of ten years; and expected volatility of 32.2%.

     Suffolk accounts for these plans under APB Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost for these plans been determined consistent with FASB Statement No. 123, Suffolk's net income and earnings per share would have been reduced to the following pro forma amounts:

                                                                 1998       1997
                                                                -------    -------
Net Income:
  As Reported...............................................    $11,903    $11,303
  Pro Forma.................................................     11,903     11,250
Basic EPS:
  As Reported...............................................       1.95       1.79
  Pro Forma.................................................       1.95       1.78

     All dividends must conform to applicable statutory requirements. Under 12 USC 56-9, a national bank may not pay a dividend on its common stock if the dividend would exceed net undivided profits then on hand. Further, under 12 USC 60, a national bank must obtain prior approval from the Office of the Comptroller of the Currency ("OCC") to pay dividends on either common or preferred stock that would exceed the banks net profits for the current year combined with retained net profits (net profits minus dividends paid during that period) from the prior two years. At December 31, 1998, approximately $7,025,000 was available for dividends from the Bank to Suffolk Bancorp without prior approval of the OCC.

     On October 23, 1995, the Board of Directors adopted a Shareholder Rights Plan and declared a dividend of one right per common share. Each right, if made exercisable by certain events, entitles the holder to acquire one-half of a share of common stock for $35, adjustable to prevent dilution. The Rights expire in 2005 if they are not redeemed before then. The Plan protects stockholders from possible, unsolicited attempts to acquire Suffolk. In the event of the acquisition by any potential acquirer of 10% of the out-standing stock, the rights then entitle the holder to purchase the acquiring company's stock at a 50% discount upon a subsequent merger with that acquirer. In the event of the acquisition of 20% or more of Suffolk's common stock, they entitle the holder to purchase Suffolk's common stock at a 50% discount. Following the acquisition of 20% but less than 50% of the common shares, the Board can exchange one-half of a share of Suffolk for each valid right.

NOTE 8 -- INCOME TAXES

     The following table presents the provision for income taxes in the consolidated statements of income which is comprised of the following: (in thousands)

                                                                 1998      1997      1996
                                                                ------    ------    ------
Current: Federal............................................    $6,571    $5,920    $5,684
         State..............................................     1,674     1,853     1,913
                                                                ------    ------    ------
                                                                 8,245     7,773     7,597
Deferred: Federal...........................................       247       538        95
          State.............................................        63      (170)       17
                                                                ------    ------    ------
                                                                   310       368       112
                                                                ------    ------    ------
Total.......................................................    $8,555    $8,141    $7,709
                                                                ======    ======    ======

     The total tax expense was greater than the amounts computed by applying the Federal income tax rate because of the following:

                                                                1998    1997    1996
                                                                ----    ----    ----
Federal income tax expense at statutory rates...............    34%     34%     34%
Tax exempt interest.........................................    (1%)    (1%)    (1%)
Amortization of excess cost over fair value of net assets
  acquired..................................................     1%      1%      1%
State income taxes net of federal benefit...................     6%      7%      7%
Other.......................................................     2%      1%      1%
                                                                ---     ---     ---
Total.......................................................    42%     42%     42%
                                                                ===     ===     ===

     The effect of temporary differences between tax and financial accounting that create significant deferred-tax assets and liabilities at December 31, 1998 and 1997, and the recognition of income and expense for purposes of tax and financial reporting, that resulted in net increases to Suffolk's net deferred tax asset for the years ended December 31, 1998 and 1997 are presented below:
(in thousands)

                                                                 1998      1997     CHANGE
                                                                ------    ------    ------
Deferred tax assets:
  Provision for possible loan losses........................    $2,848    $2,699     $149
  Depreciation..............................................       326       259       67
  Post-retirement benefits..................................       524       495       29
  Deferred compensation.....................................       515       498       17
  Purchase accounting.......................................       361       462     (101)
  Other.....................................................       351       313       38
                                                                ------    ------     ----
Total deferred tax assets before valuation allowance........     4,925     4,726      199
  Valuation allowance.......................................        --        --       --
                                                                ------    ------     ----
Total deferred tax assets net of valuation allowance........     4,925     4,726      199
Deferred tax liabilities:
  Pension...................................................     1,410     1,114      296
  Securities available for sale.............................        22       315     (293)
  Bad debt recapture........................................        --       104     (104)
  Other.....................................................        --        10      (10)
                                                                ------    ------     ----
Total deferred tax liabilities..............................     1,432     1,543     (111)
                                                                ------    ------     ----
Net deferred tax asset......................................    $3,493    $3,183     $310
                                                                ======    ======     ====

NOTE 9 -- EMPLOYEE BENEFITS

     (A) RETIREMENT PLAN -- Suffolk has a non-contributory pension plan available to all full-time employees who are at least 21 years old and have completed at least one year of employment. The following tables set forth the status of Suffolk Bancorp's combined plan as of September 30, 1998 and September 30, 1997, the time at which the annual valuation of the plan is made.

     The following table sets forth the Plan's change in benefit obligation:

                                                                   1998           1997
                                                                -----------    ----------
Benefit obligation at beginning of year.....................    $ 9,805,633    $9,404,786
Service cost................................................        624,093       645,523
Interest cost...............................................        744,645       716,115
Actuarial loss/(gain).......................................        623,492      (459,477)
Benefits paid...............................................       (667,371)     (501,314)
                                                                -----------    ----------
Benefit Obligation at end of year...........................     11,130,492     9,805,633
                                                                ===========    ==========

     The following table sets forth the Plan's change in Plan Assets:

                                                                   1998           1997
                                                                -----------    -----------
Fair value of Plan Assets at beginning of year..............    $13,649,517    $10,651,834
Actual return on Plan Assets................................        465,201      2,343,512
Employer contribution.......................................        896,555      1,155,485
Benefits paid...............................................       (667,371)      (501,314)
                                                                -----------    -----------
Fair value of Plan Assets at end of year....................    $14,343,902    $13,649,517
                                                                ===========    ===========

     The following table summarizes the funded status of the Plan:

                                                                   1998          1997
                                                                ----------    -----------
Funded status...............................................    $3,213,410    $ 3,843,884
Unrecognized net transition asset...........................       233,929       (388,316)
Unrecognized prior service cost.............................       (56,473)       (60,452)
Unrecognized net (gain) loss................................      (334,328)    (1,100,403)
                                                                ----------    -----------
Prepaid cost................................................    $3,056,538    $ 2,294,713
                                                                ==========    ===========

     The following table summarizes the net periodic pension cost:

                                                          1998           1997          1996
                                                       -----------    -----------    ---------
Service cost.......................................    $   706,713    $   624,093    $ 667,558
Interest cost on projected benefit obligations.....        761,401        744,645      665,768
Expected return on plan assets.....................     (1,229,687)    (1,176,041)    (814,824)
Net amortization & deferral........................        (57,967)       (57,967)     (49,957)
                                                       -----------    -----------    ---------
Net periodic pension cost..........................    $   180,460    $   134,730    $ 468,545
                                                       ===========    ===========    =========

     The weighted-average discount rate for purposes of determining net periodic pension cost was 7.0% in 1998 and 7.75% in all of 1997 and 1996, respectively. The rate of increase in future compensation levels used in determining these amounts was 4.0% in 1998 and 5.0% in 1997 and 1996. The expected long-term rate of return on assets is 8.5% for 1998, 1997, and 1996.

     (B) DIRECTOR'S RETIREMENT INCOME AGREEMENT OF THE BANK OF THE
HAMPTONS -- On April 11, 1994, Suffolk acquired Hamptons Bancshares, Inc., which had a director's deferred compensation plan. The liability for this plan was approximately $579,000 and $532,000 on December 31, 1998 and 1997. Interest (approximately $54,000 in 1998 and 1997) is accrued over the term of the plan. In 1998, the Bank paid approximately $51,000 to participants.

     (C) DEFERRED COMPENSATION PLAN -- During 1986, the Board approved a deferred compensation plan. Under the plan, certain employees and Directors of Suffolk elected to defer compensation aggregating approximately $177,000 in exchange for stated future payments to be made at specified dates. The rate of return on the initial deferral was guaranteed. For purposes of financial reporting, interest (approximately $191,000 in 1998, and $268,000 in 1997, and $153,000 in 1996) at the plan's contractual rate is being accrued on the deferral amounts over the expected plan term. During 1998, Suffolk made payments of approximately $73,000 to participants of the plan.

     Suffolk has purchased life insurance policies on the plan's participants based upon reasonable actuarial benefit and other financial assumptions where the present value of the projected cash flows from the insurance proceeds approximates the present value of the projected cost of the employee benefit. Suffolk is the named beneficiary on the policies. Net insurance income related to the policies aggregated approximately $36,000, $31,000, $37,000, in 1998, 1997, and 1996,
respectively.

     (D) POST-RETIREMENT BENEFITS OTHER THAN PENSION -- The following table sets forth the post-retirement benefit liability included in other liabilities in the accompanying consolidated statements of condition as of December 31, 1998 and 1997:

                                                                   1998           1997
                                                                -----------    -----------
Accumulated post-retirement benefit obligation (the "APBO"):
Retirees....................................................    $  (363,820)   $(1,128,859)
Fully eligible active plan participants.....................       (206,589)      (215,823)
Other active participants...................................     (1,224,459)      (688,385)
                                                                -----------    -----------
Total APBO..................................................    $(1,794,868)   $(2,033,067)
Unrecognized net loss.......................................         64,337        490,991
Unrecognized transition obligation..........................         11,914         12,822
                                                                -----------    -----------
Post-retirement benefit liability...........................    $(1,718,617)   $(1,529,254)
                                                                ===========    ===========

     Net periodic post-retirement benefit cost (the "net periodic cost") for the years ended December 31, 1998, 1997, and 1996 includes the following components:

                                                               1998        1997        1996
                                                             --------    --------    --------
Service cost of benefits earned..........................    $ 80,746    $125,975    $138,005
Interest cost on liability...............................     114,118     142,316     132,294
Unrecognized loss........................................         908      15,804      20,743
Unrecognized service liability...........................          --       9,004      20,769
                                                             --------    --------    --------
Net periodic cost........................................    $195,772    $293,099    $311,811
                                                             ========    ========    ========

     The average health-care, cost-trend rate assumption significantly affects the amounts reported. For example, a 1% increase in this rate would have increased the accumulated benefit obligation by $160,000 at December 31, 1998, and increased the net periodic cost by $22,000 for the year. The post-retirement benefit cost components for 1998 were calculated assuming average health-care, cost-trend rates going up 9% and decreasing 3% after approximately six years.

     (E) DEFERRED BONUS PLANS -- During 1998, the Board approved a non-qualified deferred compensation plan. Under this plan, certain employees and Directors of Suffolk may elect to defer some or all of their compensation in exchange for a future payment of the compensation deferred, with accrued interest, at retirement. During 1998 participants deferred compensation totaling $171,000. No payments have been made to any of the participants.

NOTE 10 -- COMMITMENTS AND CONTINGENT LIABILITIES

     In the normal course of business, there are various outstanding commitments and contingent liabilities, such as standby letters-of-credit and commitments to extend credit, which are not reflected in the accompanying consolidated financial statements. No material losses are anticipated as a result of these transactions. Suffolk is contingently liable under standby letters-of-credit in the amount of $5,144,000, and $4,615,000 at December 31, 1998 and 1997,
respectively. Suffolk has commitments to make or to extend credit in the form of revolving open-end lines secured by 1 -- 4 family residential properties, commercial real estate, construction and land development loans, and lease financing arrangements in the amount of $29,369,000 and $31,920,000, and commercial loans of $10,107,000 and $11,851,000 as of December 31, 1998 and 1997, respectively.

     In the opinion of management, based upon legal counsel, liabilities arising from legal proceedings against Suffolk would not have a significant effect on the financial position of Suffolk.

     During 1998, Suffolk was required to maintain balances with the Federal Reserve Bank of N.Y. for reserve and clearing requirements. These balances averaged $9,924,000 in 1998.

     Total rental expense for the years ended December 31, 1998, 1997 and 1996 amounted to $592,000, $637,000, and $491,000, respectively.

     At December 31, 1998, Suffolk was obligated under a number of non-cancelable operating leases for land and buildings used for bank purposes. Minimum annual rentals, exclusive of taxes and other charges under non-cancelable operating leases, are summarized as follows: (in thousands)

                                                                  MINIMUM
                                                               ANNUAL RENTAL
                                                               -------------
1999.......................................................        $602
2000.......................................................         567
2001.......................................................         440
2002.......................................................         349
2003 and thereafter........................................         924

NOTE 11 -- REGULATORY CAPITAL

     The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital requirements that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

     Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 1998, that the Bank meets all capital adequacy requirements to which it is subject.

     As of December 31, 1998, the most recent notification from the Comptroller of the Currency categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no circumstances since that notification that management believes have changed the institution's category.

     The Bank's actual capital amounts and ratios are also presented in the following table: (in thousands)

                                                                                 TO BE WELL
                                                                             CAPITALIZED UNDER
                                                             FOR CAPITAL     PROMPT CORRECTIVE
                                             ACTUAL           ADEQUACY       ACTION PROVISIONS
                                        ----------------   ---------------   ------------------
                                        AMOUNT    RATIO    AMOUNT    RATIO    AMOUNT     RATIO
                                        -------   ------   -------   -----   --------   -------
AS OF DECEMBER 31, 1998
Total Capital (to risk-weighted
  assets)............................   $76,423   10.55%   $57,941   8.00%   $72,426    10.00%
Tier 1 Capital (to risk-weighted
  assets)............................    69,468    9.59%    28,970   4.00%    43,455     6.00%
Tier 1 Capital (to average assets)...    69,468    7.83%    28,970   4.00%    36,213     5.00%
AS OF DECEMBER 31, 1997
Total Capital (to risk-weighted
  assets)............................   $68,526   10.24%   $53,536   8.00%   $66,920    10.00%
Tier 1 Capital (to risk-weighted
  assets)............................    62,002    9.27%    26,768   4.00%    40,152     6.00%
Tier 1 Capital (to average assets)...    62,002    7.49%    33,111   4.00%    41,390     5.00%

NOTE 12 -- CREDIT CONCENTRATIONS

     Suffolk's principal investments are loans and a portfolio of short and medium-term debt of the United States Treasury, states and other political subdivisions, U.S. Government agencies, and corporations.

     Consumer loans, net of unearned discounts, comprised 44.0 percent of Suffolk's loan portfolio and 31.3 percent of assets. A majority are indirect dealer-generated loans secured by automobiles. Most of these loans are made to residents of Suffolk's primary lending area. Each loan is small in amount. Borrowers represent a cross-section of the population, and are employed in a variety of industries. The risk presented by any one loan is correspondingly small, and therefore, the risk that this portion of the portfolio presents to Suffolk depends on the financial stability of the population as a whole, not any one entity or industry. Loans secured by real estate comprise 36.6 percent of the portfolio and 26.1 percent of assets, 59.6 percent of which are for commercial real estate. Commercial real estate loans present greater risk than residential mortgages. Suffolk has attempted to minimize the risks of these loans by considering several factors, including the creditworthiness of the borrower, location, condition, value, and the business prospects for the security property. Commercial, financial, and agricultural loans, unsecured or secured by collateral other than real estate, comprise 19.1 percent of the loan portfolio and 13.6 percent of assets. These loans present significantly greater risk than other types of loans. Average credits are greater in size than consumer loans, and unsecured loans may be more difficult to collect. Suffolk obtains, whenever possible, both the personal guarantees of the principal(s), and also cross-guarantees among the principals' business enterprises. U.S. Treasury securities represented 44.3 percent of the investment portfolio and 7.4 percent of assets. They offer little or no financial risk. Municipal obligations constitute 10.7 percent of the investment portfolio and 1.8 percent of assets. These obligations present slightly greater risk than U.S. Treasury securities, but significantly less risk than loans because they are backed by the full faith and taxing power of the issuer, each of which is located in the state of New York. Suffolk's policy is to hold these securities to maturity, which eliminates the risk to principal caused by fluctuations in interest rates.

     Aggregate balances of other types of loans and investments are not material in amount, and present little overall risk. Most of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates have a more significant impact on a financial institution's performance than does the effect of inflation. Interest rates do not necessarily move in the same direction or to the same degree as the prices of goods and services. Management believes that its efforts to manage its net-interest spread and the maturity of its assets and liabilities will help Suffolk to benefit from current interest rates.

NOTE 13 -- FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following table presents the carrying amounts and fair values of Suffolk's financial instruments. SFAS No. 107 "Disclosures About Fair Value of Financial Instruments," defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation: (in thousands)

                                                           1998                     1997
                                                   ---------------------    ---------------------
                                                   AMORTIZED      FAIR      AMORTIZED      FAIR
                                                     COST        VALUE        COST        VALUE
                                                   ---------    --------    ---------    --------
Cash & cash equivalents.................           $ 76,098     $ 76,098    $ 71,939     $ 71,939
Investment securities available for
  sale..................................            129,348      129,348     120,878      120,878
Investment securities held to
  maturity..............................             21,853       22,015      26,048       26,213
Loans...................................            649,007      654,402     614,556      608,892
Accrued interest receivable.............              5,365        5,365       5,548        5,548
Deposits................................            826,564      827,100     777,595      791,120
Accrued interest payable................              2,867        2,867       3,075        3,075

LIMITATIONS

     The following estimates are made at a specific point in time and may be based on judgments regarding losses expected in the future, risk, and other factors which are subjective in nature. The methods and assumptions used to produce the fair value estimates follow.

SHORT-TERM INSTRUMENTS

     Short-term financial instruments are valued at the carrying amounts included in the statements of condition, which are reasonable estimates of fair value due to the relatively short term of the instruments. This approach applies to cash and cash equivalents, federal funds purchased, accrued interest receivable, non-interest bearing demand deposits, N.O.W., money market, and savings accounts, accrued interest payable, and other borrowings.

LOANS

     Fair values are estimated for portfolios of loans with similar characteristics. Loans are segregated by type.

     The fair value of performing loans was calculated by discounting scheduled cash flows through the estimated maturity using estimated market discount rates that reflect the credit and interest-rate risk of the loan. Estimated maturity is based on the Bank's history of repayments for each type of loan, and an estimate of the effect of the current economy.

     Fair value for significant non-performing loans is based on recent external appraisals of collateral, if any. If appraisals are not available, estimated cash flows are discounted using a rate commensurate with the associated risk. Assumptions regarding credit risk, cash flows, and discount rates are made using available market information and specific borrower information.

INVESTMENT SECURITIES

     The fair value of the investment portfolio, including mortgage-backed securities, was based on quoted market prices or market prices of similar instruments.

     The carrying amount and fair value of loans were as follows at December 31, 1998 and 1997: (in thousands)

                                                           1998                    1997
                                                   --------------------    --------------------
                                                   CARRYING      FAIR      CARRYING      FAIR
                                                    AMOUNT      VALUE       AMOUNT      VALUE
                                                   --------    --------    --------    --------
Commercial, financial & agricultural....            123,463     123,614    $111,575    $110,925
Commercial real estate..................            128,923     132,665     127,994     126,329
Real estate construction loans..........             12,500      13,113       9,823       9,823
Residential mortgages (1st & 2nd
  liens)................................             73,754      75,222      67,061      67,509
Home equity loans.......................             21,980      21,976      26,201      25,911
Consumer loans..........................            286,184     285,605     269,412     265,905
Lease finance...........................                 --          --           7           7
Other loans.............................              2,203       2,207       2,483       2,483
                                                   --------    --------    --------    --------
Totals..................................           $649,007    $654,402    $614,556    $608,892
                                                   ========    ========    ========    ========

DEPOSIT LIABILITIES

     The fair value of certificates of deposit less than $100,000 was calculated by discounting cash flows with applicable origination rates. At December 31, 1998, the fair value of certificates of deposit less than $100,000 totaling $234,077,000 had a carrying value of $233,556,000. At December 31, 1997, the fair value of certificates of deposit less than $100,000 totaling $237,019,000 had a carrying value of $235,057,000.

COMMITMENTS TO EXTEND CREDIT, STANDBY LETTERS OF CREDIT, AND WRITTEN FINANCIAL GUARANTEES

     The fair value of commitments to extend credit was estimated either by discounting cash flows or using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the current creditworthiness of the counter-parties.

     The estimated fair value of written financial guarantees and letters of credit is based on fees currently charged for similar agreements. The contractual amounts of these commitments were $15,251,000 and $16,466,000 at December 31, 1998 and 1997. The fees charged for the commitments were not material in amount.

NOTE 14 -- SUFFOLK BANCORP (PARENT COMPANY ONLY) CONDENSED FINANCIAL STATEMENTS (IN THOUSANDS)

                                                               1998       1997      1996
                                                              -------   --------   -------
CONDENSED STATEMENTS OF CONDITION AS OF DECEMBER 31,
Assets
Due From Banks..............................................  $ 1,343   $  1,476   $ 1,610
Investment in Subsidiaries: SCNB............................   71,566     64,707    71,305
                             ICC............................       --         --       869
Other Assets................................................       74         71        71
                                                              -------   --------   -------
Total Assets................................................  $72,983   $ 66,254   $73,855
                                                              =======   ========   =======
Liabilities and Stockholders' Equity
Dividends Payable...........................................  $ 1,097   $  1,097   $ 1,088
Other Liabilities...........................................       40         17        17
Stockholders' Equity........................................   71,846     65,140    72,750
                                                              -------   --------   -------
Total Liabilities and Stockholders' Equity..................  $72,983   $ 66,254   $73,855
                                                              =======   ========   =======

                                                               1998       1997      1996
                                                              -------   --------   -------
CONDENSED STATEMENTS OF INCOME FOR THE YEARS ENDED DECEMBER
  31,
Income
Dividends From Subsidiary Bank..............................  $ 4,775   $ 18,910   $ 7,972
                                                              -------   --------   -------
                                                                4,775     18,910     7,972
Expense
Other Expense...............................................      153        146       150
                                                              -------   --------   -------
Income Before Equity in Undistributed Net Income of
  Subsidiaries..............................................    4,622     18,764     7,822
Equity in Undistributed Earnings of Subsidiaries............    7,281     (7,462)    2,825
                                                              -------   --------   -------
Net Income..................................................  $11,903   $ 11,302   $10,647
                                                              =======   ========   =======

                                                               1998       1997      1996
                                                              -------   --------   -------
CONDENSED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED
  DECEMBER 31,
Cash Flows From Operating Activities
Net Income..................................................  $11,903   $ 11,302   $10,647
Less: Equity in Undistributed Earnings of Subsidiaries......   (7,281)     7,462    (2,825)
Other, Net..................................................       20          3       (14)
                                                              -------   --------   -------
Net Cash Provided by Operating Activities...................    4,642     18,767     7,808
Cash Flows From Financing Activities
  Issuance of Common Stock..................................       --         --       111
  Repurchase of Common Stock................................     (387)   (14,577)   (3,716)
  Dividends Paid............................................   (4,388)    (4,324)   (4,106)
                                                              -------   --------   -------
Net Cash (Used in) Financing Activities.....................   (4,775)   (18,901)   (7,711)
Net Increase (Decrease) in Cash and Cash Equivalents........     (133)      (134)       97
Cash and Cash Equivalents, Beginning of Year................    1,476      1,610     1,513
                                                              -------   --------   -------
Cash and Cash Equivalents, End of Year......................  $ 1,343   $  1,476   $ 1,610
                                                              =======   ========   =======

Note: No income tax provision has been recorded on the books of Suffolk Bancorp since it files a return consolidated with its subsidiaries.

NOTE 15 -- SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

     The comparative results for the four quarters of 1998 and 1997 are as follows: (in thousands of dollars except for share and per-share data)

                                                    1998                                                 1997
                           -------------------------------------------------------     ----------------------------------------
                            1ST QTR.       2ND QTR.       3RD QTR.       4TH QTR.       1ST QTR.       2ND QTR.       3RD QTR.
                           ----------     ----------     ----------     ----------     ----------     ----------     ----------
Interest income.......     $   16,392     $   16,247     $   16,882     $   16,353     $   15,546     $   15,895     $   16,328
Interest expense......          5,659          5,291          5,291          5,223          4,972          5,079          5,393
                           ----------     ----------     ----------     ----------     ----------     ----------     ----------
Net-interest income...         10,733         10,956         11,591         11,130         10,574         10,816         10,935
Provision for possible
  loan losses.........            300            300            300             --            251            283            300
                           ----------     ----------     ----------     ----------     ----------     ----------     ----------
Net-interest income
  after provision for
  possible loan
  losses..............         10,433         10,656         11,291         11,130         10,323         10,533         10,635
Other income..........          1,918          2,021          2,210          1,999          1,679          1,821          2,165
Other expense.........          7,250          7,492          7,998          8,460          7,315          7,684          7,886
Provision for income
  taxes...............          2,195          2,280          2,429          1,651          1,976          1,947          2,034
                           ----------     ----------     ----------     ----------     ----------     ----------     ----------
Net income............     $    2,906     $    2,905     $    3,074     $    3,018     $    2,711     $    2,723     $    2,880
                           ==========     ==========     ==========     ==========     ==========     ==========     ==========
Basic Per-share data:
  Net income..........     $     0.48     $     0.47     $     0.51     $     0.49     $     0.41     $     0.42     $     0.47
  Cash dividends......     $    0.180     $    0.180     $    0.180     $    0.180     $    0.165     $    0.165     $    0.180
  Average shares......      6,095,356      6,095,356      6,095,356      6,093,253      6,535,686      6,480,221      6,095,356

                           1997
                        ----------
                         4TH QTR.
                        ----------
Interest income.......  $   16,360
Interest expense......       5,526
                        ----------
Net-interest income...      10,834
Provision for possible
  loan losses.........         225
                        ----------
Net-interest income
  after provision for
  possible loan
  losses..............      10,609
Other income..........       1,981
Other expense.........       7,418
Provision for income
  taxes...............       2,184
                        ----------
Net income............  $    2,988
                        ==========
Basic Per-share data:
  Net income..........  $     0.49
  Cash dividends......  $    0.180
  Average shares......   6,095,356

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors of Suffolk Bancorp:

     We have audited the accompanying consolidated statements of condition of Suffolk Bancorp and its subsidiary (the Company) as of December 31, 1998 and 1997 and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 1998 and 1997 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.

                                          ARTHUR ANDERSEN LLP

New York, New York
January 22, 1999

                              REPORT OF MANAGEMENT

To the Stockholders and Board of Directors of Suffolk Bancorp:

     The management of Suffolk Bancorp is responsible for the preparation and integrity of the consolidated financial statements and all other information in this annual report, whether audited or unaudited. The financial statements have been prepared in accordance with generally accepted accounting principles and, where necessary, are based on management's best estimates and judgment. The financial information contained elsewhere in this annual report is consistent with that in the consolidated financial statements.

     Suffolk Bancorp's independent auditors have been engaged to perform an audit of the consolidated financial statements in accordance with generally accepted auditing standards, and the auditors' report expresses their opinion as to the fair presentation of the consolidated financial statements and conformity with generally accepted accounting principles.

     Suffolk Bancorp maintains systems of internal controls that provide reasonable assurance that assets are safeguarded and keeps reliable financial records for preparing financial statements. Internal audits are conducted to continually evaluate the adequacy and effectiveness of such internal controls, policies, and procedures.

     The examination and audit committee of the Board of Directors, which is composed entirely of directors who are not employees of Suffolk Bancorp, meets periodically with the independent auditors, internal auditors, and with management to discuss audit and internal accounting controls, regulatory audits, and financial reporting matters.

John F. Hanley,                                J. Gordon Huszagh
President & Chief Executive Officer            Executive Vice President & Chief Financial
                                               Officer

Riverhead, New York
January 22, 1999

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Pages 1-9 of Registrant's Proxy Statement for its Annual Meeting of Shareholders to be held on April 13, 1999 is incorporated herein by reference.

EXECUTIVE OFFICERS

NAME                             AGE   POSITION                    BUSINESS EXPERIENCE
----                             ---   --------                    -------------------
John F. Hanley.................  52    President & Chief           1/98 -- President & CEO of Suffolk
                                       Executive Officer           Bancorp
                                                                   1/97 -- President, CEO, and Director
                                                                   of
                                                                   The Suffolk County National Bank
                                                                   1/96 -- EVP & CAO of Suffolk
                                                                   Bancorp
                                                                   4/86 -- 12/95 SVP
                                                                   12/80 -- 4/86 VP
                                                                   Employed by The Suffolk County
                                                                   National Bank since September 1971.
Victor F. Bozuhoski, Jr........  60    Executive Vice President,   1/97 -- EVP Suffolk Bancorp
                                       Treasurer                   12/88 -- 12/96 EVP & CFO
                                                                   12/87 -- 12/88 EVP & Comptroller,
                                                                   CFO
                                                                   12/85 -- 12/87 SVP & Comptroller
                                                                   1/78 -- 12/85 VP & Comptroller
                                                                   Employed by The Suffolk County
                                                                   National Bank since September 1965.
J. Gordon Huszagh..............  45    Executive Vice President &  1/99 -- EVP & CFO of Suffolk Bancorp
                                       Chief Financial Officer     1/97 -- SVP & Chief Financial Officer
                                                                   of
                                                                   The Suffolk County National Bank
                                                                   12/92 -- 12/96 SVP & Comptroller
                                                                   12/88 -- 12/92 VP & Comptroller
                                                                   12/86 -- 12/88 VP
                                                                   1/83 -- 12/86 Auditor
                                                                   Employed by The Suffolk County
                                                                   National Bank since January 1983.
Thomas S. Kohlmann.............  52    Executive Vice President    1/98 -- EVP Suffolk Bancorp
                                                                   1/96 -- EVP & Chief Lending Officer
                                                                   2/92 -- 12/95 SVP
                                                                   1980 -- 1992 SVP Marine Midland Bank
                                                                   Employed by The Suffolk County
                                                                   National Bank since February 1992.
Augustus C. Weaver.............  56    Executive Vice President    1/98 -- EVP Suffolk Bancorp
                                                                   1/96 -- EVP & Chief Information
                                                                   Officer
                                                                   2/87-12/95 -- President, Island
                                                                   Computer
                                                                   Corporation of N.Y., Inc.
                                                                   2/86-2/87 -- Director of Data
                                                                   Processing
                                                                   and Corporate Planning,
                                                                   Southland Frozen Food Corporation
                                                                   2/62-2/86 -- First VP & Director of
                                                                   Operations, Long Island Savings Bank

ITEM 11.  EXECUTIVE COMPENSATION

     Pages 3-7 of Registrant's Proxy Statement for its Annual Meeting of Shareholders to be held on April 13, 1999 is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Pages 2, 4, 5, and 6 of Registrant's Proxy Statement for its Annual Meeting of Shareholders to be held on April 13, 1999 is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Page 7 of Registrant's Proxy Statement for its Annual Meeting of Shareholders to be held on April 13, 1999 is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     The following consolidated financial statements of the Registrant and Subsidiaries, and the accountant's report thereon, included on Page 21 through 42 inclusive.

     Financial Statements (Consolidated)
     Statements of Condition -- December 31, 1998 and 1997
     Statements of Income -- For the years ended December 31, 1998, 1997, and
     1996
     Statements of Changes in Stockholders' Equity -- For the years ended December 31, 1998, 1997, and 1996
     Statements of Cash Flows -- For the years ended December 31, 1998, 1997, and 1996
     Notes to Consolidated Financial Statements

                                    EXHIBITS

     The following exhibits, which supplement this report, have been filed with the Securities and Exchange Commission. Suffolk Bancorp will furnish a copy of any oral of the following exhibits to any persons or requesting in writing to Secretary, Suffolk Bancorp, 6 West Second Street, Riverhead, New York 11901.

     A. Certificate of Incorporation of Suffolk Bancorp (filed by incorporation by reference to Suffolk Bancorp's Form 10-K for the fiscal year ended December 31, 1985, filed March 18, 1986)

     B. Bylaws of Suffolk Bancorp (filed by incorporation by reference to Suffolk Bancorp's Form 10-K for the fiscal year ended December 31, 1985, filed March 18, 1986.)

REPORTS ON FORM 8-K

     There were no reports filed on Form 8-K for the three-month period ended December 31, 1998.

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     SUFFOLK BANCORP

             -------------------------------------------------------------------
                                                       (registrant)

                  SIGNATURE                                   TITLE                       DATE
                  ---------                                   -----                       ----
           By: /s/ EDWARD J. MERZ                   Chairman                         March 12, 1999
---------------------------------------------         Director
               Edward J. Merz

        By: /s/ RAYMOND A. MAZGULSKI                Vice Chairman                    March 12, 1999
---------------------------------------------         Director
            Raymond A. Mazgulski

           By: /s/ JOHN F. HANLEY                   President & Chief                March 12, 1999
---------------------------------------------         Executive Officer
               John F. Hanley                         Director

          By: /s/ J. GORDON HUSZAGH                 Executive Vice President &       March 12, 1999
---------------------------------------------         Chief Financial Officer
              J. Gordon Huszagh

         By: /s/ JOSEPH A. DEERKOSKI                Director                         March 12, 1999
---------------------------------------------
             Joseph A. Deerkoski

          By: /s/ EDGAR F. GOODALE                  Director                         March 12, 1999
---------------------------------------------
              Edgar F. Goodale

          By: /s/ HALLOCK LUCE 3RD                  Director                         March 12, 1999
---------------------------------------------
              Hallock Luce 3rd

            By: /s/ BRUCE COLLINS                   Director                         March 12, 1999
---------------------------------------------
                Bruce Collins

        By: /s/ HOWARD M. FINKELSTEIN               Director                         March 12, 1999
---------------------------------------------
            Howard M. Finkelstein

            By: /s/ DOUGLAS STARK                   Director                         March 12, 1999
---------------------------------------------
                Douglas Stark

        By: /s/ PETER VAN DE WETERING               Director                         March 12, 1999
---------------------------------------------
            Peter Van de Wetering