Form 10-Q
period 1999-03-31
SUFFOLK BANCORP
filed 1999-05-14
CIK 754673

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                   FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended March 31, 1999

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /.

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

       6,070,080 SHARES OF COMMON STOCK OUTSTANDING AS OF MARCH 31, 1999

                      This page left blank intentionally.

SUFFOLK BANCORP AND SUBSIDIARIES

Part I Financial Information                                          page

     Consolidated Statements of Condition                               4

     Consolidated Statements of Income, For the Three Months
       Ended March 31, 1999 and 1998                                    5

     Statements of Cash Flows, For the Three Months Ended
       March 31, 1999 and 1998                                          6

     Notes to the Unaudited Consolidated Financial Statements           7

     Management's Discussion and Analysis of Financial Condition
       and Results of Operations                                        7


Part II Other Information                                              10

     Signatures                                                        11

                        SUFFOLK BANCORP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CONDITION
     (unaudited, in thousands of dollars, except share and per share data)




                                                                               March 31,   December 31,
                                                                                 1999           1998
                                                                               ---------   ------------
ASSETS
Cash & Due From Banks                                                          $ 62,491       $ 58,298
Federal Funds Sold                                                                8,500         17,800
Investment Securities
  Available for Sale, at Fair Value                                             105,968        129,348
    U.S. Government Agency Obligations                                            2,194          2,382
    Obligations of States & Political Subdivisions                               15,631         16,231
    Corporate Bonds & Other Securities                                            3,368          3,240
                                                                               ---------   ------------
Total Investment Securities                                                     127,161        151,201

Total Loans                                                                     677,351        647,520
      Less: Allowance for Possible Loan Losses                                    7,086          6,955
                                                                               ---------   ------------
Net Loans                                                                       670,265        640,565

Premises &  Equipment, Net                                                       15,137         15,249
Other Real Estate Owned, Net                                                        296            341
Accrued Interest Receivable, Net                                                  5,334          5,365
Excess of Cost Over Fair Value of Net Assets Acquired                             1,810          1,900
Other Assets                                                                     20,227         18,713
                                                                               ---------   ------------
  TOTAL ASSETS                                                                  911,221        909,432
                                                                               =========   ============
LIABILITIES & STOCKHOLDERS' EQUITY
Demand Deposits                                                                 226,419        234,049
Savings, N.O.W.'s & Money Market Deposits                                       345,739        333,098
Time Certificates of $100,000 or more                                            25,528         25,861
Other Time Deposits                                                             229,330        233,556
                                                                               ---------   ------------
  Total Deposits                                                                827,016        826,564

Dividend Payable on Common Stock                                                  1,276          1,097
Accrued Interest Payable                                                          1,966          2,867
Other Liabilities                                                                 7,955          7,059
                                                                               ---------   ------------
  TOTAL LIABILITIES                                                             838,213        837,587
                                                                               ---------   ------------

STOCKHOLDERS' EQUITY
Common Stock (par value $2.50; 15,000,000 shares authorized;
  6,070,080 and 6,080,856 shares issued at March 31, 1999
  & December 31, 1998, respectively)                                             19,026         19,026
Surplus                                                                          18,456         18,456
Treasury Stock at Par (1,540,340 shares and 1,529,564 shares, respectively)      (3,851)        (3,824)
Undivided Profits                                                                39,641         38,155
                                                                               ---------   ------------
                                                                                 73,272         71,813

Accumulated Other Comprehensive Income, Net of Tax                                 (264)            32
                                                                               ---------   ------------
  TOTAL STOCKHOLDERS' EQUITY                                                     73,008         71,845

  TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                                     $911,221        909,432
                                                                               =========   ============

See accompanying notes to consolidated financial statements.

                        SUFFOLK BANCORP AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
     (unaudited, in thousands of dollars, except share and per share data)

                                                      FOR THE THREE MONTHS ENDED
                                                        MARCH 31,      MARCH 31,
                                                          1999           1998
                                                       ----------     ----------
INTEREST INCOME
Federal Funds Sold                                     $       98     $       81
United States Treasury Securities                           1,014          1,738
Obligations of States & Political Subdivisions
  (tax exempt)                                                153            192
U.S. Government Agency Obligations                            952            407
Corporate Bonds & Other Securities                             74             10
Loans                                                      14,071         13,964
                                                       ----------     ----------
  Total Interest Income                                    16,362         16,392

INTEREST EXPENSE
Savings, N.O.W.'s & Money Market Deposits                   1,756          1,890
Time Certificates of $100,000 or more                         306            350
Other Time Deposits                                         2,962          3,277
Federal Funds Purchased                                       167             72
Interest on Other Borrowings                                   10             70
                                                       ----------     ----------
  Total Interest Expense                                    5,201          5,659

Net-interest Income                                        11,161         10,733
Provision for Possible Loan Losses                            270            300
                                                       ----------     ----------
  Net-interest Income After Provision
   for Possible Loan Losses                                10,891         10,433

OTHER INCOME
Service Charges on Deposit Accounts                           959            998
Other Service Charges, Commissions & Fees                     201            465
Fiduciary Fees                                                167            115
Other Operating Income                                        138            340
                                                       ----------     ----------
  Total Other Income                                        1,465          1,918

OTHER EXPENSE
Salaries & Employee Benefits                                4,275          4,018
Net Occupancy Expense                                         614            613
Equipment Expense                                             564            501
Other Real Estate Expense                                       1             23
Other Operating Expense                                     1,998          2,095
                                                       ----------     ----------
  Total Other Expense                                       7,452          7,250

Income Before Provision for Income Taxes                    4,904          5,101
Provision for Income Taxes                                  1,881          2,195
                                                       ----------     ----------
NET INCOME                                             $    3,023     $    2,906
                                                       ==========     ==========
                  AVERAGE: Common Shares Outstanding    6,076,842      6,095,356
                              Dilutive Stock Options       34,700         27,800
                                                       ----------     ----------
    AVERAGE TOTAL COMMON SHARES AND DILUTIVE OPTIONS    6,111,542      6,123,156

EARNINGS PER COMMON SHARE                      Basic   $     0.50     $     0.48
                                             Diluted   $     0.49     $     0.47

See accompanying notes to consolidated financial statements.

                        SUFFOLK BANCORP AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
     (unaudited, in thousands of dollars, except share and per share data)



                                                                      For the Three Months Ended March 31,
                                                                                1999        1998
CASH FLOWS FROM OPERATING ACTIVITIES
NET INCOME                                                                    $  3,023    $  2,906
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH
  Provision for Possible Loan Losses                                               270         300
  Depreciation & Amortization                                                      500         388
  Amortization of Excess Cost Over Fair Value of Net Assets Acquired                90          90
  Accretion of Discounts                                                          (518)       (352)
  Amortization of Premiums                                                         159          31
  Decrease in Accrued Interest Receivable                                           30         465
  Increase in Other Assets                                                      (1,469)     (1,297)
  Decrease in Accrued Interest Payable                                            (900)     (1,342)
  Increase (Decrease) in Other Liabilities                                       1,075      (9,104)
                                                                              --------    --------
    NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                          2,260      (7,915)
CASH FLOWS FROM INVESTING ACTIVITIES
  Principal Payments on Investment Securities                                      258       1,012
  Maturities of Investment Securities; Available for Sale                        1,342      23,928
  Purchases of Investment Securities; Available for Sale                          (128)     (9,889)
  Maturities of Investment Securities; Held to Maturity                         52,000         681
  Purchases of Investment Securities; Held to Maturity                         (29,819)     (1,407)
  Loan Disbursements & Repayments, Net                                         (29,700)    (11,030)
  Purchases of Premises & Equipment, Net                                          (388)        (78)
  Disposition of Other Real Estate Owned                                            --         248
                                                                              --------    --------
    NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES                         (6,435)      3,465
CASH FLOWS FROM FINANCING ACTIVITIES
  Net Increase (Decrease) in Deposit Accounts                                      452     (12,184)
  Dividends Paid to Shareholders                                                (1,097)     (1,097)
  Treasury Shares Acquired                                                        (287)         --
                                                                              --------    --------
    NET CASH USED IN FINANCING ACTIVITIES                                         (932)    (13,281)
    NET DECREASE IN CASH & CASH EQUIVALENTS                                     (5,107)    (17,731)
      CASH & CASH EQUIVALENTS BEGINNING OF PERIOD                               76,098      71,939
                                                                              --------    --------
      CASH & CASH EQUIVALENTS END OF PERIOD                                   $ 70,991    $ 54,208
                                                                              ========    ========

See accompanying notes to consolidated financial statements.

                        SUFFOLK BANCORP AND SUBSIDIARIES

            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1) GENERAL

         In the opinion of management, the accompanying unaudited consolidated financial statements of Suffolk Bancorp (Suffolk) and its consolidated subsidiaries have been prepared to reflect all adjustments (consisting solely of normally recurring accruals) necessary for a fair presentation of the financial condition and results of operations for the periods presented. Certain information and footnotes normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Notwithstanding, management believes that the disclosures are adequate to prevent the information from misleading the reader, particularly when the accompanying consolidated financial statements are read in conjunction with the audited consolidated financial statements and notes thereto included in the Registrant's annual report and on Form 10-K, for the year ended December 31, 1998.

         The results of operations for the three months ended March 31, 1999 are not necessarily indicative of the results of operations to be expected for the remainder of the year.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
           for the Three-Month Periods ended March 31, 1999 and 1998


NET INCOME

         Net income was $3,023,000 for the quarter, ahead 4.0 percent from $2,906,000 posted during the same period last year. Earnings per share for the quarter were $0.50 versus $0.48, a gain of 4.2 percent.

INTEREST INCOME

         Interest income was $16,362,000 for the first quarter of 1999, down 0.2 percent from $16,392,000 posted for the same quarter in 1998. Average net loans during the first quarter of 1999 totaled $635,636,000, compared to $606,389,000 for the same period of 1998. During the first quarter of 1999, the yield was
8.13 percent (taxable-equivalent) on average earning assets of $810,317,000 down from 8.62 percent on average earning assets of $767,137,000 during the first quarter of 1998.

INTEREST EXPENSE

         Interest expense for the first quarter of 1999 was $5,201,000, down 8.1 percent from $5,659,000 for the same period of 1998. Average deposits for the first quarter 1999 were $809,396,000 up from $769,871,000 for the comparable period in 1998.

NET INTEREST INCOME

         Net interest income is the largest component of the Suffolk's earnings. Net interest income for the first quarter of 1998 was $11,161,000, up from $10,733,000 during the same period of 1998. The net interest margin for the quarter, on a fully taxable-equivalent basis, was 5.56 percent compared to 5.67 percent for the same period of 1998.

     The following table details the components of Suffolk's net interest income:

--------------------------------------------------------------------------------
Quarter ended March 31,                                 1999
--------------------------------------------------------------------------------
                                   Average                               Average
                                   Balance            Interest            Rate
--------------------------------------------------------------------------------
INTEREST-EARNING ASSETS
--------------------------------------------------------------------------------
U.S. treasury securities.........  $ 78,877            $ 1,034           5.24%
Obligations of states &
 political subdivisions..........    15,266                233           6.11
U.S. govt. agency obligations....    61,982                952           6.14
Corporate bonds & other
 securities......................     3,254                 74           9.13
Federal funds sold & securities
 purchased under agreements to
 resell..........................     8,094                 98           4.84
Loans, including non-accrual
 loans
  Commercial, financial
   agricultural loans............   122,068              2,562           8.39
  Commercial real estate
   mortgages.....................   128,009              2,972           9.29
  Real estate - construction
   loans.........................    13,379                284           8.50
  Residential mortgages (1st and
   2nd liens)....................    72,386              1,751           9.68
  Home equity loans..............    21,485                485           9.02
  Consumer loans.................   283,933              6,017           8.48
  Other loans (overdrafts).......     1,585                 --             --
--------------------------------------------------------------------------------
Total interest-earning assets....  $810,318            $16,462           8.13%
================================================================================
Cash & due from banks............  $ 58,593
Other non-interest-earning
 assets..........................    45,992
--------------------------------------------------------------------------------
Total assets.....................  $914,903
--------------------------------------------------------------------------------
INTEREST-BEARING LIABILITIES
--------------------------------------------------------------------------------
Savings, N.O.W.'s & money
 market deposits.................  $332,218            $ 1,756           2.11%
Time deposits....................   257,467              3,268           5.08
--------------------------------------------------------------------------------
Total savings & time deposits....   589,685              5,024           3.41
Federal funds purchased &
 securities sold under agreement
 to repurchase...................    14,189                167           4.76
Other borrowings.................     1,645                 10           2.50
--------------------------------------------------------------------------------
Total interest-bearing
  liabilities....................  $605,519            $ 5,201           3.44%
================================================================================
Rate spread......................                                        4.69%
Non-interest-bearing deposits....  $219,711
Other non-interest-bearing
 liabilities.....................    18,691
--------------------------------------------------------------------------------
Total liabilities................  $843,921
Stockholders' equity.............    70,982
--------------------------------------------------------------------------------
Total liabilities &
 stockholders' equity............  $914,903

Net-interest income (taxable-
 equivalent basis) & effective
 interest rate differential......                      $11,261           5.56%
Less taxable-equivalent basis
 adjustment......................                         (100)
--------------------------------------------------------------------------------
Net-interest income..............                      $11,161
================================================================================

OTHER INCOME

     Other income decreased to $1,465,000 for the three months compared to $1,913,000 the previous year. Service charges on deposits were down 3.9 percent. Service charges other than for deposits, commissions, and fees decreased by 56.8 percent. Trust revenue was up 45.2 percent. Other operating income was down 59.4 percent. More than half of the decline is attributable to the sale of the merchant services portfolio during the first quarter of 1998. The portfolio provided revenues which were largely offset by non-interest expense.

OTHER EXPENSE

     Other expense for the first quarter of 1999 was $7,452,000, up 2.8 percent from $7,250,000 for the comparable period in 1998.

CAPITAL RESOURCES

     Stockholders' equity totaled $73,008,000 on March 31, 1999, an increase of
1.6 percent from $71,845,000 on December 31, 1998. The ratio of equity to assets was 8.0 percent at March 31, 1999 and 7.9 percent at December 31, 1998. The following table details amounts and ratios of Suffolk's regulatory capital:
(in thousands of dollars except ratios)

-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                            To be Well Capitalized
                                                                                    Per Capital             Under Prompt Corrective
                                                        Actual                       Adequacy                  Action Provisions
                                                  Amount         Ratio          Amount         Ratio          Amount         Ratio
-----------------------------------------------------------------------------------------------------------------------------------
As of March 31, 1999

Total Capital (to risk-weighted assets)           $78,550        10.01%         $62,761        8.00%          $78,451        10.00%
Tier 1 Capital (to risk-weighted assets)           71,464         9.11%          31,380        4.00%           47,070         6.00%
Tier 1 Capital (to average assets)                 71,464         7.81%          31,380        4.00%           39,225         5.00%
-----------------------------------------------------------------------------------------------------------------------------------
As of December 31, 1998

Total Capital (to risk-weighted assets)           $76,423        10.55%         $57,941        8.00%          $72,426        10.00%
Tier 1 Capital (to risk-weighted assets)           69,468         9.59%          28,970        4.00%           43,455         6.00%
Tier 1 Capital (to average assets)                 69,468         7.83%          28,970        4.00%           36,213         5.00%
-----------------------------------------------------------------------------------------------------------------------------------

CREDIT RISK

     Suffolk makes loans based on the best evaluation possible of the creditworthiness of the borrower. Even with the careful underwriting, some loans may not be repaid as originally agreed. To provide for this possibility, Suffolk maintains an allowance for possible loan losses, based on an analysis of the performance of the loans in its portfolio. The following table presents information about the allowance for possible loan losses: (in thousands of dollars except ratios)

                                                     For the                    For the three months ended
                                                     Last 12        Mar. 31       Dec. 31        Sept. 30        June 30
                                                      Months          1999          1998           1998            1998
-------------------------------------------------------------------------------------------------------------------------
ALLOWANCE FOR POSSIBLE LOAN LOSSES
  Beginning Balance                                    6,627          6,955          7,041          6,771          6,627
  Total Charge-offs                                      593            172            119            109            193
  Total Recoveries                                       182             33             33             79             37
  Provision for possible loan losses                     870            270             --            300            300
-------------------------------------------------------------------------------------------------------------------------
  Ending Balance                                       7,086          7,086          6,955          7,041          6,771
=========================================================================================================================
COVERAGE RATIOS
  Loans, net of discounts average                    627,599        635,636        622,035        628,510        624,213
                          at end of period           646,564        677,351        647,520        624,268        637,115
  Non-performing Assets                                2,245          2,453          2,178          2,253          2,097
  Non-performing Assets/Total Loans
    (net of discount)                                  0.35%          0.36%          0.34%          0.36%          0.33%
  Net Charge-offs/Average Net Loans
    (annualized)                                       0.07%          0.09%          0.06%          0.02%          0.10%
  Allowance/Non-Accrual, Restructured, & OREO        314.50%        288.87%        319.33%        312.52%        337.29%
  Allowance for Loan Losses/Net Loans                  1.08%          1.05%          1.07%          1.14%          1.06%
-------------------------------------------------------------------------------------------------------------------------

MARKET RISK

     Suffolk originates and invests in interest-earning assets and solicits interest-bearing deposit accounts. Suffolk's operations are subject to market risk resulting from fluctuations in interest rates to the extent that there is a difference between the amounts of interest-earning assets and interest-bearing liabilities that are prepaid, withdrawn, mature, or reprice in any given period of time. Suffolk's earnings or the net value of its portfolio (the present value of expected cash flows from liabilities) will change when interest rates change. The principal objective of Suffolk's asset/liability management program is to maximize net interest income while keeping risks acceptable. These risks include both the effect of changes in interest rates, and risks to liquidity. The program also provides guidance to management in funding Suffolk's investment in loans and securities. Suffolk's exposure to interest-rate risk has not changed substantially since December 31, 1998.

READINESS FOR THE YEAR 2000

     Suffolk has identified ways in which the year 2000 ("Y2K") may affect its operations. Following is a summary of its readiness.

1.   Suffolk's Readiness.

Suffolk is in the final phase of its evaluation and improvement of its internal information systems. During the first quarter of 1998, Suffolk converted its core-processing systems (including loans, deposits, and general ledger) to a state-of-the-art distributed client-server system which is fully ready for Y2K. Various accounting subsystems (non-core) have been evaluated, and all modifications were made by December 15, 1998. As a banking corporation, Suffolk relies mainly on its information systems to conduct business. Management does not expect that technology embedded in microprocessors which may not work properly after the year 2000 to have a material effect on Suffolk's operations or profitability.

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

5.   Assessment of Suffolk's Readiness.

Suffolk's readiness for Y2K has been and continues to be evaluated by management. It has been and will continue to be evaluated by its primary banking regulator, the Office of the Comptroller of the Currency.

                                    PART II

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

None.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        SUFFOLK BANCORP



Date: May 14, 1999                      /s/ Victor F. Bozuhoski, Jr.
                                        ------------------------------
                                        Victor F. Bozuhoski, Jr.
                                        Executive Vice President &
                                        Acting Chief Operating Officer


Date: May 14, 1999                      /s/ J. Gordon Huszagh
                                        ------------------------------
                                        J. Gordon Huszagh
                                        Executive Vice President &
                                        Chief Financial Officer