Form 10-Q
period 1999-06-30
SUFFOLK BANCORP
filed 1999-08-13
CIK 754673

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

                       THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended June 30, 1999

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes [X].   No [ ].

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        6,070,080 SHARES OF COMMON STOCK OUTSTANDING AS OF JUNE 30, 1999

                      This page left blank intentionally.

SUFFOLK BANCORP AND SUBSIDIARIES

Part I Financial Information                                                                         page
         Consolidated Statements of Condition                                                          4

         Consolidated Statements of Income, For the Three Months Ended June 30, 1999 and 1998          5

         Consolidated Statements of Income, For the Six Months Ended June 30, 1999 and 1998            6

         Statements of Cash Flows, For the Six Months Ended June 30, 1999 and 1998                     7

         Notes to the Unaudited Consolidated Financial Statements                                      8

         Management's Discussion and Analysis of Financial Condition and Results of Operations         8



Part II Other Information                                                                             12

         Signatures                                                                                   12

                        SUFFOLK BANCORP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CONDITION
     (unaudited, in thousands of dollars, except share and per share data)

                                                                                   June 30,        December 31,
                                                                                     1999              1998
                                                                                   ---------         ---------
ASSETS
Cash & Due From Banks                                                              $  70,141         $  58,298
Federal Funds Sold                                                                    26,000            17,800
Investment Securities:
 Available for Sale, at Fair Value                                                   110,134           129,348
   U.S. Government Agency Obligations                                                  1,929             2,382
   Obligations of States & Political Subdivisions                                      9,758            16,231
   Corporate Bonds & Other Securities                                                  3,368             3,240
                                                                                   ---------         ---------
Total Investment Securities                                                          125,189           151,201

Total Loans                                                                          699,060           647,520
   Less: Allowance for Possible Loan Losses                                            7,173             6,955
                                                                                   ---------         ---------
Net Loans                                                                            691,887           640,565

Premises & Equipment, Net                                                             15,006            15,249
Other Real Estate Owned, Net                                                             201               341
Accrued Interest Receivable, Net                                                       5,291             5,365
Excess of Cost Over Fair Value of Net Assets Acquired                                  1,719             1,900
Other Assets                                                                          18,842            18,713
                                                                                   ---------         ---------
 TOTAL ASSETS                                                                        954,276           909,432
                                                                                   =========         =========
LIABILITIES & STOCKHOLDERS' EQUITY
Demand Deposits                                                                      240,384           234,049
Savings, N.O.W.'s & Money Market Deposits                                            364,078           333,098
Time Certificates of $100,000 or more                                                 24,075            25,861
Other Time Deposits                                                                  237,965           233,556
                                                                                   ---------         ---------
 Total Deposits                                                                      866,502           826,564

Dividend Payable on Common Stock                                                       1,275             1,097
Accrued Interest Payable                                                               2,166             2,867
Other Liabilities                                                                      9,746             7,059
                                                                                   ---------         ---------
 TOTAL LIABILITIES                                                                   879,689           837,587
                                                                                   ---------         ---------
STOCKHOLDERS' EQUITY
Common Stock (par value $2.50; 15,000,000 shares authorized;
 6,070,080 and 6,080,856 shares issued at June 30, 1999
 & December 31, 1998, respectively)                                                   19,026            19,026
Surplus                                                                               18,456            18,456
Treasury Stock at Par (1,540,340 shares and 1,529,564 shares, respectively)           (3,851)           (3,824
Undivided Profits                                                                     41,574            38,155
                                                                                   ---------         ---------
                                                                                      75,205            71,813
Accumulated Other Comprehensive Income, Net of Tax                                      (618)               32
                                                                                   ---------         ---------
 TOTAL STOCKHOLDERS' EQUITY                                                           74,587            71,845

 TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                                          $ 954,276           909,432
                                                                                   =========         =========


See accompanying notes to consolidated financial statements.

                        SUFFOLK BANCORP AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
      (unaudited, in thousands of dollars, except share and per share data)


                                                                            For the Three Months Ended
                                                                         JUNE 30, 1999         JUNE 30,1998
INTEREST INCOME
Federal Funds Sold                                                        $      217            $      120
United States Treasury Securities                                                543                 1,497
Obligations of States & Political Subdivisions (tax exempt)                      152                   209
U.S. Government Agency Obligations                                               849                   186
Corporate Bonds & Other Securities                                                38                     9
Loans                                                                         14,774                14,226
                                                                          ----------            ----------
   Total Interest Income                                                      16,573                16,247

INTEREST EXPENSE
Savings, N.O.W.'s & Money Market Deposits                                      1,927                 1,847
Time Certificates of $100,000 or more                                            273                   301
Other Time Deposits                                                            2,903                 3,133
Federal Funds Purchased                                                            2                    10
Interest on Other Borrowings                                                       5                    --
                                                                          ----------            ----------
  Total Interest Expense                                                       5,110                 5,291
   Net-interest Income                                                        11,463                10,956
Provision for Possible Loan Losses                                               225                   300
                                                                          ----------            ----------
  Net-interest Income After Provision for Possible Loan Losses                11,238                10,656

OTHER INCOME
Service Charges on Deposit Accounts                                            1,086                 1,083
Other Service Charges, Commissions & Fees                                        320                   672
Fiduciary Fees                                                                   169                   143
Other Operating Income                                                           104                   123
                                                                          ----------            ----------
  Total Other Income                                                           1,679                 2,021

OTHER EXPENSE
Salaries & Employee Benefits                                                   4,159                 4,177
Net Occupancy Expense                                                            559                   640
Equipment Expense                                                                587                   583
Other Real Estate Expense                                                         12                     5
Other Operating Expense                                                        2,278                 2,087
                                                                          ----------            ----------
  Total Other Expense                                                          7,595                 7,492

Income Before Provision for Income Taxes                                       5,322                 5,185
Provision for Income Taxes                                                     2,115                 2,280
                                                                          ----------            ----------
NET INCOME                                                                $    3,207            $    2,905
                                                                          ==========            ==========

                            AVERAGE: Common Shares Outstanding             6,070,080             6,095,356
                                        Dilutive Stock Options                34,700                27,800
                                                                          ----------            ----------
              AVERAGE TOTAL COMMON SHARES AND DILUTIVE OPTIONS             6,104,780             6,123,156

                       EARNINGS PER COMMON SHARE         Basic            $     0.53            $     0.47
                                                       Diluted            $     0.53            $     0.47


See accompanying notes to consolidated financial statements.

                        SUFFOLK BANCORP AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
      (unaudited, in thousands of dollars, except share and per share data)

                                                                  For the Year to Date
                                                             6/30/99              6/30/98
                                                           ----------            ----------
INTEREST INCOME
Federal Funds Sold                                         $      315            $      201
United States Treasury Securities                               1,557                 3,235
Obligations of States & Political Subdivisions                    305                   401
U.S. Government Agency Obligations                              1,801                   593
Corporate Bonds & Other Securities                                112                    19
Loans                                                          28,845                28,190
                                                           ----------            ----------
  Total Interest Income                                        32,935                32,639

INTEREST EXPENSE
Savings, N.O.W.'s & Money Market Deposits                       3,683                 3,737
Time Certificates of $100,000 or more                             579                   651
Other Time Deposits                                             5,865                 6,410
Federal Funds Purchased                                           169                    82
Interest on Other Borrowings                                       15                    70
                                                           ----------            ----------
 Total Interest Expense                                        10,311                10,950

  Net-interest Income                                          22,624                21,689
Provision for Possible Loan Losses                                495                   600
                                                           ----------            ----------
  Net-interest Income After Provision                          22,129                21,089

OTHER INCOME
Service Charges on Deposit Accounts                             2,045                 2,081
Other Service Charges, Commissions & Fees                         521                 1,137
Fiduciary Fees                                                   336                   258
Other Operating Income                                            242                   463
                                                           ----------            ----------
  Total Other Income                                            3,144                 3,939

OTHER EXPENSE
Salaries & Employee Benefits                                    8,434                 8,195
Net Occupancy Expense                                           1,173                 1,253
Equipment Expense                                              1,151                 1,084
Other Real Estate Expense                                          13                    28
Other Operating Expense                                         4,276                 4,182
                                                           ----------            ----------
  Total Other Expense                                          15,047                14,742

Income Before Provision for Income Taxes                       10,226                10,286
Provision for Income Taxes                                      3,996                 4,475
                                                           ----------            ----------
NET INCOME                                                 $    6,230            $    5,811
                                                           ==========            ==========

                AVERAGE:  Common Shares Outstanding         6,073,662             6,095,356
                             Dilutive Stock Options            34,700                27,800
                                                           ----------            ----------
                                      AVERAGE TOTAL         6,108,362             6,123,156

                EARNINGS PER COMMON SHARE     Basic        $     1.03            $     0.95
                                            Diluted        $     1.02            $     0.94



See accompanying notes to consolidated financial statements.

                        SUFFOLK BANCORP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
      (unaudited, in thousands of dollars, except share and per share data)

                                                                                    For the Six Months ENDED
                                                                                 JUNE 30, 1999       JUNE 30, 1998
                                                                                 -------------       -------------
CASH FLOWS FROM OPERATING ACTIVITIES
NET INCOME                                                                         $  6,230             $  5,811
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH
   Provision for Possible Loan Losses                                                   495                  600
   Depreciation & Amortization                                                        1,007                  872
   Amortization of Excess Cost Over Fair Value of Net Assets Acquired                   181                  181
   Accretion of Discounts                                                              (634)                (563)
   Amortization of Premiums                                                             315                   62
   Decrease (Increase) in Accrued Interest Receivable                                    74                 (303)
   Increase in Other Assets                                                             (84)              (1,925)
   Decrease in Accrued Interest Payable                                                (701)                (905)
   Increase (Decrease) in Other Liabilities                                           2,865              (10,910)
                                                                                   --------             --------
   NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                9,748               (7,080)

CASH FLOWS FROM INVESTING ACTIVITIES
   Principal Payments on Investment Securities                                          500                4,184
   Maturities of Investment Securities; Available for Sale                           11,648               30,815
   Purchases of Investment Securities; Available for Sale                            (5,299)             (20,827)
   Maturities of Investment Securities; Held to Maturity                             78,000               10,591
   Purchases of Investment Securities; Held to Maturity                             (59,617)              (1,718)
   Loan Disbursements & Repayments, Net                                             (51,545)             (26,075)
   Purchases of Premises & Equipment, Net                                              (764)                (565)
   Disposition of Other Real Estate Owned                                                95                  351
                                                                                   --------             --------
   NET CASH USED IN INVESTING ACTIVITIES                                            (26,982)              (3,244)

CASH FLOWS FROM FINANCING ACTIVITIES
   Net Increase in Deposit Accounts                                                  39,938               11,542
   Dividends Paid to Shareholders                                                    (2,373)              (2,194)
   Treasury Shares Acquired                                                            (288)                  --
                                                                                   --------             --------
     NET CASH PROVIDED BY FINANCING ACTIVITIES                                       37,277                9,348
   NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS                                20,043                 (976)
     CASH & CASH EQUIVALENTS BEGINNING OF PERIOD                                     76,098               71,939
                                                                                   --------             --------
     CASH & CASH EQUIVALENTS END OF PERIOD                                         $ 96,141             $ 70,963
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

         The results of operations for the three months ended June 30, 1999 are not necessarily indicative of the results of operations to be expected for the remainder of the year.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
            for the Three-Month Periods ended June 30, 1999 and 1998

NET INCOME

         Net income was $3,207,000 for the quarter, ahead 10.4 percent from $2,905,000 posted during the same period last year. Earnings per share for the quarter were $0.53 versus $0.47, a gain of 12.8 percent.

INTEREST INCOME

         Interest income was $16,573,000 for the second quarter of 1999, up 2.0 percent from $16,247,000 posted for the same quarter in 1998. Average net loans during the second quarter of 1999 totaled $676,969,000, compared to $624,213,000 for the same period of 1998. During the second quarter of 1999, the yield was
8.19 percent (taxable-equivalent) on average earning assets of $813,753,000 down from 8.58 percent on average earning assets of $763,988,000 during the second quarter of 1998.

INTEREST EXPENSE

         Interest expense for the second quarter of 1999 was $5,110,000, down
3.4 percent from $5,291,000 for the same period of 1998. Average deposits for the second quarter 1999 were $828,972,000 up from $781,074,000 for the comparable period in 1998.

NET INTEREST INCOME

         Net interest income is the largest component of the Suffolk's earnings. Net interest income for the second quarter of 1999 was $11,238,000, up from $10,656,000 during the same period of 1998. The net interest margin for the quarter, on a fully taxable-equivalent basis, was 5.68 percent compared to 5.84 percent for the same period of 1998.

         The following table details the components of Suffolk's net interest income:


------------------------------------------------------------------------------------------------------------
Quarter ended June 30,                                                     1999
------------------------------------------------------------------------------------------------------------
                                                             Average                                 Average
                                                             Balance              Interest            Rate
------------------------------------------------------------------------------------------------------------
INTEREST-EARNING ASSETS
------------------------------------------------------------------------------------------------------------
U.S. treasury securities                                   $  39,633             $     555             5.59%
Obligations of states & political subdivisions                14,886                   231             6.20
U.S. govt. agency obligations                                 60,828                   849             5.59
Corporate bonds & other securities                             3,368                    37             4.44
Federal funds sold & securities purchased
   under agreements to resell                                 18,069                   217             4.80
Loans, including non-accrual loans
 Commercial, financial agricultural loans                    125,902                 2,707             8.60
 Commercial real estate mortgages                            144,155                 3,188             8.85
 Real estate construction loans                               13,624                   367            10.78
 Residential mortgages (1st and 2nd liens)                    75,400                 1,845             9.79
 Home equity loans                                            21,000                   480             9.14
 Consumer loans                                              293,224                 6,187             8.44
 Other loans (overdrafts)                                      3,664
------------------------------------------------------------------------------------------------------------
Total interest-earning assets                              $ 813,753             $  16,663             8.19%
============================================================================================================
Cash & due from banks                                         62,440
Other non-interest-earning assets                             39,174
------------------------------------------------------------------------------------------------------------
Total assets                                               $ 915,367
------------------------------------------------------------------------------------------------------------
INTEREST-BEARING LIABILITIES
------------------------------------------------------------------------------------------------------------
Savings, N.O.W.'s & money market deposits                  $ 344,637             $   1,927             2.24%
Time deposits                                                254,077                 3,176             5.00
------------------------------------------------------------------------------------------------------------
Total savings & time deposits                                598,714                 5,103             3.41
Federal funds purchased & securities
   sold under agreement to repurchase                            194                     2             5.14
Other borrowings                                                 419                     5             4.73
------------------------------------------------------------------------------------------------------------
Total interest-bearing liabilities                         $ 599,327             $   5,110             3.41%
============================================================================================================
Rate spread                                                                                            4.78%
Non-interest-bearing deposits                              $ 219,711
Other non-interest-bearing liabilities                        23,924
------------------------------------------------------------------------------------------------------------
Total liabilities                                          $ 842,962
Stockholders' equity                                          72,405
------------------------------------------------------------------------------------------------------------
Total liabilities & stockholders' equity                   $ 915,367

Net-interest income (taxable-equivalent basis)
   & effective interest rate differential                                        $  11,553             5.68%
Less: taxable-equivalent basis adjustment                                              (90)
------------------------------------------------------------------------------------------------------------
Net-interest income                                                              $  11,463
============================================================================================================

OTHER INCOME

         Other income decreased to $1,679,000 for the three months compared to $2,021,000 the previous year. Service charges on deposits were up 0.3 percent. Service charges other than for deposits, commissions, and fees decreased by 52.4 percent. Trust revenue was up 18.2 percent. Other operating income was down 15.4 percent. Much of the decline is attributable to the sale of a merchant services portfolio during the second quarter of 1998. The portfolio provided revenues which were largely offset by non-interest expense.

OTHER EXPENSE

         Other expense for the second quarter of 1999 was $7,595,000, up 1.4 percent from $7,492,000 for the comparable period in 1998.

CAPITAL RESOURCES

         Stockholders' equity totaled $74,587,000 on June 30, 1999, an increase of 3.8 percent from $71,845,000 on December 31, 1998. The ratio of equity to assets was 7.8 percent at June 30, 1999 and 7.9 percent at December 31, 1998. The following table details amounts and ratios of Suffolk's regulatory capital:
(in thousands of dollars except ratios)


                                                                                                       To be Well Capitalized
                                                                                  For Capital          Under Prompt Corrective
                                                        Actual                     Adequacy                Action Provisions
                                                Amount         Ratio         Amount         Ratio        Amount          Ratio
------------------------------------------------------------------------------------------------------------------------------
As of June 30, 1999
Total Capital (to risk-weighted assets)         $80,457        10.49%        $61,374         8.00%       $76,717        10.00%
Tier I Capital (to risk-weighted assets)         73,284         9.55%         30,687         4.00%        46,030         6.00%
Tier I Capital (to average assets)               73,284         8.01%         30,687         4.00%        45,768         5.00%
------------------------------------------------------------------------------------------------------------------------------
As of December 31, 1998

Total Capital (to risk-weighted assets)         $76,423        10.55%        $57,941         8.00%       $72,426        10.00%
Tier I Capital (to risk-weighted assets)         69,468         9.59%         28,970         4.00%        43,455         6.00%
Tier I Capital (to average assets)               69,468         7.83%         28,970         4.00%        36,213         5.00%
------------------------------------------------------------------------------------------------------------------------------


CREDIT RISK

         Suffolk makes loans based on the best evaluation possible of the creditworthiness of the borrower. Even with careful underwriting, some loans may not be repaid as originally agreed. To provide for this possibility, Suffolk maintains an allowance for possible loan losses, based on an analysis of the performance of the loans in its portfolio. The analysis includes subjective factors based on management's judgment as well as quantitative evaluation. Prudent, conservative estimates should produce an allowance that will provide for a range of losses. According to generally accepted accounting principles ("GAAP") a financial institution should record its best estimate. Appropriate factors contributing to the estimate may include changes in the composition of the institution's assets, or potential economic slowdowns or downturns. Also important is the geographical or political environment in which the institution operates. Suffolk's management considers all of these factors when determining the provision for possible loan losses.

The following table presents information about the allowance for possible loan losses: (in thousand of dollars except ratios)

                                                              For the                  For the three months ended
                                                              Last 12        June 30      Mar. 31         Dec. 31     Sept.  30
                                                              Months          1999          1999           1998          1998
-------------------------------------------------------------------------------------------------------------------------------
Allowance for Possible Loan Losses
  Beginning Balance                                           6,771          7,086          6,955          7,041          6,771
   Total Charge-offs                                            595            195            172            119            109
   Total Recoveries                                             202             57             33             33             79
   Provision for possible loan losses                           795            225            270             --            300
-------------------------------------------------------------------------------------------------------------------------------
  Ending  Balance                                             7,173          7,173          7,086          6,955          7,041
===============================================================================================================================
Coverage Ratios
  Loans, net of discounts: average                          640,788        676,969        635,636        622,035        628,510
                           at end of period                 662,050        699,060        677,351        647,520        624,268
  Non-performing Assets                                       2,246          2,099          2,453          2,178          2,253
  Non-performing Assets/Total Loans (net of discount)          0.34%          0.30%          0.36%          0.34%          0.36%
  Net Charge-offs/Average Net Loans (annualized)               0.06%          0.08%          0.09%          0.06%          0.02%
  Allowance/Non-Accrual,  Restructured, & OREO               315.61%        341.73%        288.87%        319.33%        312.52%
  Allowance for Loan Losses/Net Loans                          1.07%          1.03%          1.05%          1.07%          1.14%
-------------------------------------------------------------------------------------------------------------------------------


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

8-K filed April 13, 1999 reporting under Item 5, "Other Events."





                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                       SUFFOLK BANCORP




Date: August 13, 1999                         /s/ Victor F. Bozuhoski, Jr.
                                              ---------------------------------
                                              Victor F. Bozuhoski, Jr.
                                              Executive Vice President &
                                              Acting Chief Operating Officer




Date: August 13, 1999                         /s/ J. Gordon Huszagh
                                              ---------------------------------
                                              J. Gordon Huszagh
                                              Executive Vice President &
                                              Chief Financial Officer