Form 10-Q
period 1999-09-30
SUFFOLK BANCORP
filed 1999-11-15
CIK 754673

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended September 30, 1999

Commission file number   0-13580
                         -------

                                SUFFOLK BANCORP
             (exact name of registrant as specified in its charter)

                         New York State                                       11-2708279
(State or other jurisdiction of incorporation or organization)    (I.R.S. Employer Identification No.)

6 West Second Street, Riverhead, New York                      11901
 (Address of Principal Executive Offices)                   (Zip Code)

(Registrant's telephone number, including area code)       (631) 727-5667


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

     6,062,580 SHARES OF COMMON STOCK OUTSTANDING AS OF SEPTEMBER 30, 1999

                      This page left blank intentionally.

SUFFOLK BANCORP AND SUBSIDIARIES

Part I Financial Information                                                                                page
       Consolidated Statements of Condition                                                                   4

       Consolidated Statements of Income, For the Three Months Ended September 30, 1999 and 1998              5

       Consolidated Statements of Income, For the Nine Months Ended September 30, 1999 and 1998               6

       Statements of Cash Flows, For the Nine Months Ended September 30, 1999 and 1998                        7

       Notes to the Unaudited Consolidated Financial Statements                                               8

       Management's Discussion and Analysis of Financial Condition and Results of Operations                  8

Part II Other Information                                                                                    12

       Signatures                                                                                            12

                        SUFFOLK BANCORP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CONDITION
     (unaudited, in thousands of dollars, except share and per share data)

                                                                                      September 30,           December 31,
                                                                                           1999                   1998
                                                                                      --------------         --------------
ASSETS
Cash & Due From Banks                                                                  $    65,972            $    58,298
Federal Funds Sold                                                                          15,200                 17,800
Investment Securities:
   Available for Sale, at Fair Value                                                       105,130                129,348
   U.S. Government Agency Obligations                                                        1,745                  2,382
   Obligations of States & Political Subdivisions                                           26,406                 16,231
   Corporate Bonds & Other Securities                                                        3,368                  3,240
                                                                                      --------------         --------------
Total Investment Securities                                                                136,649                151,201

Total Loans                                                                                701,763                647,520
          Less:  Allowance for Possible Loan Losses                                          7,106                  6,955
                                                                                      --------------         --------------
Net Loans                                                                                  694,657                640,565

Premises & Equipment, Net                                                                   14,737                 15,249
Other Real Estate Owned, Net                                                                   201                    341
Accrued Interest Receivable, Net                                                             5,165                  5,365
Excess of Cost Over Fair Value of Net Assets Acquired                                        1,629                  1,900
Other Assets                                                                                19,495                 18,713
                                                                                      --------------         --------------
   TOTAL ASSETS                                                                            953,705                909,432
                                                                                      ==============         ==============

LIABILITIES & STOCKHOLDERS' EQUITY
Demand Deposits                                                                            236,013                234,049
Savings, N.O.W.'s & Money Market Deposits                                                  373,429                333,098
Time Certificates of $100,000 or more                                                       22,812                 25,861
Other Time Deposits                                                                        233,941                233,556
                                                                                      --------------         --------------
       Total Deposits                                                                      866,195                826,564

Dividend Payable on Common Stock                                                             1,273                  1,097
Accrued Interest Payable                                                                     2,254                  2,867
Other Liabilities                                                                            7,693                  7,059
                                                                                      --------------         --------------
   TOTAL LIABILITIES                                                                       877,415                837,587
                                                                                      --------------         --------------

STOCKHOLDERS' EQUITY
Common Stock (par value $2.50; 15,000,000 shares authorized;
   6,062,580 and 6,080,856 shares issued at September 30, 1999
   & December 31, 1998, respectively)                                                       19,026                 19,026
Surplus                                                                                     18,456                 18,456
Treasury Stock at Par (1,547,840 shares and 1,529,564 shares, respectively)                 (3,870)                (3,824)
Undivided Profits                                                                           43,699                 38,155
                                                                                      --------------         --------------
                                                                                            77,311                 71,813

Accumulated Other Comprehensive Income, Net of Tax                                          (1,021)                    32
                                                                                      --------------         --------------
    TOTAL STOCKHOLDERS' EQUITY                                                              76,290                 71,845

    TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                                         $     953,705                909,432
                                                                                      ==============         ==============


See accompanying notes to consolidated financial statements.

                        SUFFOLK BANCORP AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
     (unaudited, in thousands of dollars, except share and per share data)

                                                                                   For the Three Months Ended
                                                                                  9/30/99              9/30/98
                                                                                -----------        ------------
INTEREST INCOME
Federal Funds Sold                                                              $     575           $      552
United States Treasury Securities                                                     542                1,321
Obligations of States & Political Subdivisions (tax exempt)                           150                  115
U.S. Government Agency Obligations                                                    906                  506
Corporate Bonds & Other Securities                                                     55                   10
Loans                                                                              15,139               14,378
                                                                               ------------         -----------
     Total Interest Income                                                         17,367               16,882

INTEREST EXPENSE
Savings, N.O.W.'s & Money Market Deposits                                           2,099                1,837
Time Certificates of $100,000 or more                                                 307                  320
Other Time Deposits                                                                 2,925                3,134
Federal Funds Purchased                                                                 2                    0
Interest on Other Borrowings                                                            -                    0
                                                                               ------------         -----------
     Total Interest Expense                                                         5,333                5,291

     Net-interest Income                                                           12,034               11,591
Provision for Possible Loan Losses                                                    275                  300
                                                                               ------------         -----------
  Net-interest Income After Provision for Possible Loan Losses                     11,759               11,291

OTHER INCOME
Service Charges on Deposit Accounts                                                   994                  920
Other Service Charges, Commissions & Fees                                             444                  943
Fiduciary Fees                                                                        186                  167
Other Operating Income                                                                158                  180
                                                                               ------------         -----------
     Total Other Income                                                             1,782                2,210

OTHER EXPENSE
Salaries & Employee Benefits                                                        4,307                4,048
Net Occupancy Expense                                                                 615                  635
Equipment Expense                                                                     558                  607
Other Real Estate Expense                                                               -                    2
Other Operating Expense                                                             2,149                2,706
                                                                               ------------         -----------
     Total Other Expense                                                            7,629                7,998

Income Before Provision for Income Taxes                                            5,912                5,503
Provision for Income Taxes                                                          2,330                2,429
                                                                               ------------         -----------
NET INCOME                                                                     $    3,582           $    3,074
                                                                               ============         ===========

                AVERAGE:                Common Shares Outstanding               6,065,596            6,095,356
                                           Dilutive Stock Options                  34,700               27,800
                                                                               ------------         -----------
                 AVERAGE TOTAL COMMON SHARES AND DILUTIVE OPTIONS               6,100,296            6,123,156

EARNINGS PER COMMON SHARE                                   Basic              $     0.59           $     0.51
                                                          Diluted              $     0.59           $     0.51

See accompanying notes to consolidated financial statements.

                        SUFFOLK BANCORP AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
     (unaudited, in thousands of dollars, except share and per share data)

                                                                                      For the Year to Date
                                                                                 9/30/99                 9/30/98
                                                                               -----------            -----------
INTEREST INCOME
Federal Funds Sold                                                             $      890                     753
United States Treasury Securities                                                   2,099                   4,556
Obligations of States & Political Subdivisions                                        455                     516
U.S. Government Agency Obligations                                                  2,707                   1,099
Corporate Bonds & Other Securities                                                    167                      29
Loans                                                                              43,984                  42,568
                                                                              ------------             -----------
     Total Interest Income                                                         50,302                  49,521

INTEREST EXPENSE
Savings, N.O.W.'s & Money Market Deposits                                           5,782                   5,574
Time Certificates of $100,000 or more                                                 886                     971
Other Time Deposits                                                                 8,790                   9,544
Federal Funds Purchased                                                               171                      82
Interest on Other Borrowings                                                           15                      70
                                                                              ------------             -----------
     Total Interest Expense                                                        15,644                  16,241

     Net-interest Income                                                           34,658                  33,280
Provision for Possible Loan Losses                                                    770                     900
                                                                              ------------             -----------
  Net-interest Income After Provision                                              33,888                  32,380

OTHER INCOME
Service Charges on Deposit Accounts                                                 3,039                   3,001
Other Service Charges, Commissions & Fees                                             965                   2,080
Fiduciary Fees                                                                        522                     425
Other Operating Income                                                                400                     643
                                                                              ------------             -----------
     Total Other Income                                                             4,926                   6,149

OTHER EXPENSE
Salaries & Employee Benefits                                                       12,741                  12,243
Net Occupancy Expense                                                               1,788                   1,888
Equipment Expense                                                                   1,709                   1,691
Other Real Estate Expense                                                              13                      30
Other Operating Expense                                                             6,425                   6,888
                                                                              ------------             -----------
     Total Other Expense                                                           22,676                  22,740

Income Before Provision for Income Taxes                                           16,138                  15,789
Provision for Income Taxes                                                          6,326                   6,904
                                                                              ------------             -----------
NET INCOME                                                                     $    9,812              $    8,885
                                                                              ============             ===========

                   AVERAGE:                Common Shares Outstanding            6,070,944               6,095,356
                                              Dilutive Stock Options               34,700                  27,800
                                                                              ------------             -----------
                                                       AVERAGE TOTAL            6,105,644               6,123,156

                                    EARNINGS PER COMMON SHARE  Basic          $      1.62              $     1.46
                                                             Diluted          $      1.61              $     1.45


See accompanying notes to consolidated financial statements.

                        SUFFOLK BANCORP AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
     (unaudited, in thousands of dollars, except share and per share data)

                                                                                               For the Nine Months Ended
                                                                                     SEPTEMBER 30, 1999        SEPTEMBER 30, 1998
                                                                                    --------------------      --------------------
CASH FLOWS FROM OPERATING ACTIVITIES

NET INCOME                                                                                 $  9,812               $    8,885

ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH
       Provision for Possible Loan Losses                                                       770                      900
       Depreciation & Amortization                                                            1,486                    1,374
       Amortization of Excess Cost Over Fair Value of Net Assets Acquired                       271                      271
       Accretion of Discounts                                                                  (709)                    (893)
       Amortization of Premiums                                                                 514                      104
       Decrease in Accrued Interest Receivable                                                  200                      388
       Increase in Other Assets                                                                (737)                  (3,179)
       Decrease in Accrued Interest Payable                                                    (612)                    (525)
       Increase (Decrease) in Other Liabilities                                                 810                   (9,414)
                                                                                         ------------             ------------
         NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                 11,805                   (2,089)

CASH FLOWS FROM INVESTING ACTIVITIES
       Principal Payments on Investment Securities                                              712                    4,451
       Maturities of Investment Securities; Available for Sale                               15,163                   98,815
       Purchases of Investment Securities; Available for Sale                               (25,463)                 (67,404)
       Maturities of Investment Securities; Held to Maturity                                109,000                   12,248
       Purchases of Investment Securities; Held to Maturity                                 (86,451)                  (8,623)
       Loan Disbursements & Repayments, Net                                                 (54,308)                 (11,400)
       Purchases of Premises & Equipment, Net                                                  (973)                    (792)
       Disposition of Other Real Estate Owned                                                    95                      351
                                                                                         ------------             ------------
         NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES                                (42,225)                  27,646

CASH FLOWS FROM FINANCING ACTIVITIES
       Net Increase in Deposit Accounts                                                      39,631                   13,964
       Dividends Paid to Shareholders                                                        (3,647)                  (3,291)
       Treasury Shares Acquired                                                                (490)                       -
                                                                                         ------------             ------------
         NET CASH PROVIDED BY FINANCING ACTIVITIES                                           35,494                   10,673

         NET INCREASE IN CASH & CASH EQUIVALENTS                                              5,074                   36,230
            CASH & CASH EQUIVALENTS BEGINNING OF PERIOD                                      76,098                   71,939
                                                                                         ------------             ------------
            CASH & CASH EQUIVALENTS END OF PERIOD                                       $    81,172               $  108,169
                                                                                         ============             ============


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

        The results of operations for the three months ended September 30, 1999 are not necessarily indicative of the results of operations to be expected for the remainder of the year.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
         for the Three-Month Periods ended September 30, 1999 and 1998

NET INCOME

        Net income was $3,582,000 for the quarter, ahead 16.5 percent from $3,074,000 posted during the same period last year. Earnings per share for the quarter were $0.59 versus $0.51, a gain of 15.7 percent.

INTEREST INCOME

        Interest income was $17,367,000 for the third quarter of 1999, up 2.9 percent from $16,882,000 posted for the same quarter in 1998. Average net loans during the third quarter of 1999 totaled $689,600,000, compared to $628,510,000 for the same period of 1998. During the third quarter of 1999, the yield was
8.18 percent (taxable-equivalent) on average earning assets of $853,772,000 down from 8.62 percent on average earning assets of $787,822,000 during the third quarter of 1998.

INTEREST EXPENSE

        Interest expense for the third quarter of 1999 was $5,333,000, up 0.8 percent from $5,291,000 for the same period of 1998. Average deposits for the third quarter 1999 were $854,189,000 up from $802,613,000 for the comparable period in 1998.

NET INTEREST INCOME

        Net interest income is the largest component of Suffolk's earnings.
Net interest income for the third quarter of 1999 was $12,034,000, up from $11,591,000 during the same period of 1998. The net interest margin for the quarter, on a fully taxable-equivalent basis, was 5.68 percent compared to 5.93 percent for the same period of 1998.

The following table details the components of Suffolk's net interest income:

--------------------------------------------------------------------------------------------------
Quarter ended September 30,                                                 1999
--------------------------------------------------------------------------------------------------
                                                          Average                         Average
                                                          Balance         Interest         Rate
--------------------------------------------------------------------------------------------------
INTEREST-EARNING ASSETS
--------------------------------------------------------------------------------------------------
U.S. treasury securities                              $    38,956       $    553           5.68 %


Obligations of states & political subdivisions             13,288            228           6.87
U.S. govt. agency obligations                              64,395            906           5.63
Corporate bonds & other securities                          3,368             55           6.55
Federal funds sold & securities purchased
      under agreements to resell                           44,166            575           5.21
Loans, including non-accrual loans
  Commercial, financial  agricultural loans               123,771          2,721           8.80
  Commercial real estate mortgages                        147,812          3,300           8.93
  Real estate construction loans                           13,474            301           8.94
  Residential mortgages (1st and 2nd liens)                75,810          1,870           9.87
  Home equity loans                                        19,987            474           9.49
  Consumer loans                                          303,446          6,473           8.53
  Other loans (overdrafts)                                  5,299              -            -
--------------------------------------------------------------------------------------------------
Total interest-earning assets                         $   853,772       $ 17,456           8.18 %
==================================================================================================
Cash & due from banks                                 $    56,062
Other non-interest-earning assets                          32,168
--------------------------------------------------------------------------------------------------
Total assets                                          $   942,002

--------------------------------------------------------------------------------------------------
INTEREST-BEARING LIABILITIES
--------------------------------------------------------------------------------------------------
Savings, N.O.W.'s & money market deposits             $   357,050       $  2,099           2.35 %
Time deposits                                             253,977          3,232           5.09
--------------------------------------------------------------------------------------------------
Total savings & time deposits                             611,027          5,331           3.49
Federal funds purchased & securities
      sold under agreement to repurchase                      109              2           5.62
Other borrowings                                                -              -            -
--------------------------------------------------------------------------------------------------
Total interest-bearing liabilities                    $   611,136       $  5,333           3.49 %
==================================================================================================

Rate spread                                                                                4.69 %
Non-interest-bearing deposits                         $   243,198
Other non-interest-bearing liabilities                     13,812
--------------------------------------------------------------------------------------------------
Total liabilities                                     $   868,146
Stockholders' equity                                       73,856
--------------------------------------------------------------------------------------------------
Total liabilities & stockholders' equity              $   942,002

Net-interest income (taxable-equivalent basis)
      & effective interest rate differential                            $ 12,124           5.68 %
Less: taxable-equivalent basis adjustment                                    (89)
--------------------------------------------------------------------------------------------------
Net-interest income                                                     $ 12,035
==================================================================================================

OTHER INCOME

        Other income decreased to $1,782,000 for the three months compared to $2,210,000 the previous year. Service charges on deposits were up 8.0 percent. Service charges other than for deposits, commissions, and fees decreased by
52.9 percent. Trust revenue was up 11.4 percent. Other operating income was down 12.2 percent. Much of the decline is attributable to the sale of a merchant services portfolio during the second quarter of 1998. The portfolio provided revenues which were largely offset by non-interest expense.

OTHER EXPENSE

        Other expense for the third quarter of 1999 was $7,629,000, down 4.6 percent from $7,998,000 for the comparable period in 1998.

CAPITAL RESOURCES

        Stockholders' equity totaled $76,290,000 on September 30, 1999, an increase of 6.2 percent from $71,845,000 on December 31, 1998. The ratio of equity to assets was 8.0 percent at September 30, 1999 and 7.9 percent at December 31, 1998. The following table details amounts and ratios of Suffolk's regulatory capital: (in thousands of dollars except ratios)

--------------------------------------------------------------------------------------------------------------------------------
                                                                                                         To be Well Capitalized
                                                                                      For Capital       Under Prompt Corrective
                                                        Actual                         Adequacy            Action Provisions
                                               Amount              Ratio         Amount         Ratio     Amount       Ratio
--------------------------------------------------------------------------------------------------------------------------------
As of September 30, 1999

Total Capital (to risk-weighted assets)        $   82,483         10.66%      $  61,905         8.00%  $  77,381      10.00%
Tier 1 Capital (to risk-weighted assets)           75,377          9.74%         30,952         4.00%     46,429       6.00%
Tier 1 Capital (to average assets)                 75,377          8.02%         30,952         4.00%     47,010       5.00%
--------------------------------------------------------------------------------------------------------------------------------
As of December 31, 1998

Total Capital (to risk-weighted assets)        $   76,423         10.55%      $  57,941         8.00%  $  72,426      10.00%
Tier 1 Capital (to risk-weighted assets)           69,468          9.59%         28,970         4.00%     43,455       6.00%
Tier 1 Capital (to average assets)                 69,468          7.83%         28,970         4.00%     36,213       5.00%
--------------------------------------------------------------------------------------------------------------------------------

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

The following table presents information about the allowance for possible loan losses: (in thousand of dollars except ratios)

------------------------------------------------------------------------------------------------------------------
                                                           FOR THE            FOR THE THREE MONTHS ENDED
                                                           LAST 12   SEPT. 30     JUNE 30      MAR. 31    DEC. 31
                                                           MONTHS        1999        1999         1999       1998
------------------------------------------------------------------------------------------------------------------
ALLOWANCE FOR POSSIBLE LOAN LOSSES
   Beginning Balance                                        7,041       7,173       7,086        6,955      7,041
   Total Charge-offs                                          881         395         195          172        119
   Total Recoveries                                           176          53          57           33         33
   Provision for possible loan losses                         770         275         225          270        -
------------------------------------------------------------------------------------------------------------------
   Ending  Balance                                          7,106       7,106       7,173        7,086      6,955
==================================================================================================================
COVERAGE RATIOS
   Loans, net of discounts: average                       656,060     689,600     676,969      635,636    622,035
                            at end of period              681,424     701,763     699,060      677,351    647,520
   Non-performing Assets                                    2,054       1,485       2,099        2,453      2,178
   Non-performing Assets/Total Loans (net of discount)      0.30%       0.21%       0.30%        0.36%      0.34%
   Net Charge-offs/Average Net Loans (annualized)           0.11%       0.20%       0.08%        0.09%      0.06%
   Allowance/Non-Accrual,  Restructured, & OREO           357.11%     478.52%     341.73%      288.87%    319.33%
   Allowance for Loan Losses/Net Loans                      1.04%       1.01%       1.03%        1.05%      1.07%
------------------------------------------------------------------------------------------------------------------

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


                                    PART II

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

8-K filed October 13, 1999 reporting under Item 5, "Other Events."

8-K filed October 29, 1999 reporting under Item 5, "Other Events."

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                SUFFOLK BANCORP

Date: November 15, 1999             /s/ Thomas S. Kohlmann.
                                    ----------------------------
                                    Thomas S. Kohlmann
                                    President & Chief Executive Officer

Date: November 15, 1999             /s/ J. Gordon Huszagh
                                    ----------------------------
                                    J. Gordon Huszagh
                                    Executive Vice President &
                                    Chief Financial Officer