Form 10-K
period 1999-12-31
SUFFOLK BANCORP
filed 2000-03-10
CIK 754673

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-K

                    ANNUAL REPORT PURSUANT TO SECTION 13 OF
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the fiscal year ended December 31, 1999 Commission File Number 0-13580

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

       Registrant's telephone number, including area code: (631) 727-5667

-------------------------------------------------------------------------------

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


Class of Common Stock                            Number of Shares Outstanding as of February 18, 2000
----------------------                           ----------------------------------------------------
  $2.50 Par Value                                                   6,050,580

The aggregate market value of the Registrant's Common Stock (based on the most recent sale at $26.75 on February 18, 2000) held by non-affiliates was approximately $161,853,015.

                                     PART I
                       DOCUMENT INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for its Annual Meeting of Shareholders to be held April 11, 2000, filed on March 10, 2000. (Part III)

ITEM 1.  BUSINESS

                          SUFFOLK BANCORP ("SUFFOLK")

Suffolk was incorporated on January 2, 1985 as a bank holding company. On that date, Suffolk acquired, and currently owns, all of the outstanding capital stock of The Suffolk County National Bank. On July 14, 1988, Suffolk acquired all the outstanding capital stock of Island Computer Corporation of New York, Inc. The business of Suffolk consists primarily of the ownership, supervision, and control of its subsidiaries. On April 11, 1994, Suffolk acquired all the outstanding capital stock of Hamptons Bancshares, Inc. and merged it into a subsidiary. During 1996, the operations of Island Computer Corporation of New York, Inc. were assumed by The Suffolk County National Bank.

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

Suffolk and its subsidiaries had 365 full-time and 48 part-time employees on December 31, 1999.

                   THE SUFFOLK COUNTY NATIONAL BANK ("BANK")

The Suffolk County National Bank of Riverhead was organized under the National Banking laws of the United States of America on January 6, 1890. The Bank is a member of the Federal Reserve System, and its deposits are insured by the Federal Deposit Insurance Corporation to the extent provided by law.

Directed by members of the communities it serves, the Bank's main service area includes the towns of Babylon, Brookhaven, East Hampton, Islip, Riverhead, Smithtown, Southampton, and Southold. The main office of the Bank is situated at 6 West Second Street, Riverhead, New York. Its branch offices are located at Bohemia, Center Moriches, Cutchogue, East Hampton, Hampton Bays, Mattituck, Medford, Miller Place, Montauk, Port Jefferson, Riverhead, Sag Harbor, Sayville, Shoreham, Smithtown, Southampton, Wading River, Water Mill, West Babylon, and Westhampton Beach, New York.

The Bank is a full-service bank serving the needs of the local residents of Suffolk County. Most of the Bank's business is devoted to rendering services to those residing in the immediate area of the Bank's main and branch offices. Among the services offered by the Bank are checking accounts, savings accounts, time and savings certificates, money market accounts, negotiable-order-of-withdrawal accounts, holiday club accounts, and individual retirement accounts; secured and unsecured loans, including commercial loans to individuals, partnerships, and corporations, agricultural loans to farmers, installment loans to finance small businesses, mobile home loans, automobile loans; home equity and real estate mortgage loans; safe deposit boxes; trust and estate services; the sale of mutual funds and annuities; and the maintenance of a master pension plan for self-employed individuals' participation. The business of the Bank is only mildly seasonal, as a great majority of the Bank's business is devoted to those residing in the Bank's service area.

                           SUPERVISION AND REGULATION

References in this section to applicable statutes and regulations are brief summaries only, and do not purport to be complete. The reader should consult such statutes and regulations themselves for a full understanding of the details of their operation.

Suffolk is a bank holding company registered under the BHC Act and is subject to supervision and regulation by the Federal Reserve Board. Federal laws subject bank holding companies to particular restrictions on the types of activities in which they may engage, and to a range of supervisory requirements and activities, including regulatory enforcement actions for violation of laws and policies.

                    ACTIVITIES "CLOSELY RELATED" TO BANKING

The BHC Act prohibits a bank holding company, with certain limited exceptions, from acquiring direct or indirect ownership or control of any voting shares of any company that is not a bank or from engaging in any activities other than those of banking, managing or controlling banks and certain other subsidiaries, or furnishing services to or performing services for its subsidiaries. One principal exception to these prohibitions allows the acquisition of interests in companies whose activities are found by the Federal Reserve Board, by order or regulation, to be closely related to banking, managing, or controlling banks. In the event that a bank holding company has become a "financial holding company" (an "FHC"), it may engage in activities that are jointly determined by the Federal Reserve Board and the Treasury Department to be "financial in nature or incidental to such financial activity." FHCs may also engage in activities that are determined by the Federal Reserve to be "complementary to financial activities." See "Recent Legislation" for a brief summary of the statutory provisions relating to FHCs.

                        SAFE AND SOUND BANKING PRACTICES

Bank holding companies are not permitted to engage in unsafe and unsound banking practices. The Federal Reserve Board may order a bank holding company to terminate an activity or control of a nonbank subsidiary if such activity or control constitutes a significant risk to the financial safety, soundness, or stability of a subsidiary bank and is inconsistent with sound banking principles. Regulation Y also requires a holding company to give the Federal Reserve Board prior notice of any redemption or repurchase of its own equity securities, if the consideration to be paid, together with the consideration paid for any repurchases or redemptions in the preceding year, is equal to 10 percent or more of the company's consolidated net worth.

The Federal Reserve Board has broad authority to prohibit activities of bank holding companies and their nonbanking subsidiaries which represent unsafe and unsound banking practices or which constitute violations of laws or regulations. Notably, the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") provides that the Federal Reserve Board can assess civil money penalties for such practices or violations, which can be as high as $1 million per day. FIRREA contains expansive provisions regarding the scope of individuals and entities against which such penalties may be assessed.

                       ANNUAL REPORTING AND EXAMINATIONS

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

           IMPOSITION OF LIABILITY FOR UNDERCAPITALIZED SUBSIDIARIES

The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") required each federal banking agency to revise its risk-based capital standards to ensure that those standards take adequate account of interest rate risk, concentration of credit risk and the risks of nontraditional activities, as well as reflect the actual performance and expected risk of loss on multifamily mortgages. In accordance with the law, each federal banking agency has specified, by regulation, the levels at which an insured institution would be considered "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized." Under these regulations, the Bank would be deemed to be "well capitalized."

FDICIA requires bank regulators to take "prompt corrective action" to resolve problems associated with insured depository institutions. In the event an institution becomes "undercapitalized," it must submit a capital restoration plan. If an institution becomes "significantly undercapitalized" or "critically undercapitalized," additional and significant limitations are placed on the institution. The capital restoration plan of an undercapitalized institution will not be accepted by the regulators unless each company "having control of" the undercapitalized institution "guarantees" the subsidiary's compliance with the capital restoration plan until it becomes "adequately capitalized."
Suffolk has control of the Bank for purpose of this statute.

Additionally, Federal Reserve Board policy discourages the payment of dividends by a bank holding company from borrowed funds as well as payments that would adversely affect capital adequacy. Failure to meet the capital guidelines may result in supervisory or enforcement actions by the Federal Reserve Board.

                     ACQUISITION BY BANK HOLDING COMPANIES

The BHC Act requires every bank holding company to obtain the prior approval of the Federal Reserve Board before it may acquire all or substantially all of the assets of any bank, or ownership or control of any voting shares of any bank, if after such acquisition it would own or control, directly or indirectly, more than 5 percent of the voting shares of such bank. In approving bank acquisitions by bank holding companies, the Federal Reserve Board is required to consider the financial and managerial resources and future prospects of the bank holding company and banks concerned, the convenience and needs of the communities to be served, and the effect on competition. The Attorney General of the United States may, within 30 days after approval of an acquisition by the Federal Reserve Board, bring an action challenging such acquisition under the federal antitrust laws, in which case the effectiveness of such approval is stayed pending a final ruling by the courts. Under certain circumstances, the 30-day period may be shortened to 15 days.

                            INTERSTATE ACQUISITIONS

In 1994, the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 was enacted by Congress. Under the act, beginning on September 29, 1995, bank holding companies may acquire banks in any state, not withstanding contrary state law, and all banks commonly owned by a bank holding company may act as agents for one another. An agent bank may receive deposits, renew time deposits, accept payments, and close and service loans for its principal bank and not be considered to be a branch of the principal banks.

Banks also may merge with banks in another state and operate either office as a branch, preexisting contrary state law notwithstanding. This law became effective automatically in all states on June 1, 1997, unless a state, by legislation enacted before June 1, 1997, opted out of coverage by the interstate branching provision. Upon consummation of an interstate merger, the resulting bank may acquire or establish branches on the same basis that any participant in the merger could have if the merger had not taken place.

Banks may also merge with branches of banks in other states without merging with the banks themselves, or may establish de novo branches in other states if the laws of the other states expressly permit such mergers or such interstate de novo branching.

                               BANKING REGULATION

The Bank is a national bank, which is subject to regulation and supervision primarily by the Office of the Comptroller of the Currency (the "OCC") and secondarily by the Federal Reserve Board and the FDIC. The Bank is subject to the requirements and restrictions under federal law, including requirements to maintain reserves against deposits, restrictions on the types and amounts of loans that may be granted and the interest that may be charged thereon, and limitations on the types of investments that may be made and the types of services that may be offered. Various consumer laws and regulations also affect the operations of the banks.

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

Section 23B requires that certain transactions between the Bank and its affiliates must be on terms substantially the same, or at least as favorable, as those prevailing at the time for comparable transactions with or involving other nonaffiliated companies. In the absence of such comparable transactions, any transaction between the Bank and its affiliates must be on terms and under circumstances, including credit standards, that in good faith would be offered to or would apply to nonaffiliated companies.

                                  EXAMINATIONS

The OCC regularly examines the Bank and records of the Bank. The FDIC may also periodically examine and evaluate insured banks. In addition, the Federal Reserve Board regularly examines the Bank and records of Suffolk.

                       STANDARDS FOR SAFETY AND SOUNDNESS

As part of the FDICIA's efforts to promote the safety and soundness of depository institutions and their holding companies, appropriate federal banking regulators are required to have in place regulations specifying operational and management standards (addressing internal controls, loan documentation, credit underwriting, and interest rate risk), asset quality, and earnings. In addition, the Federal Reserve Board, the OCC, and FDIC have extensive authority to police unsafe or unsound practices and violations of applicable laws and regulations by depository institutions and their holding companies. For example, the FDIC may terminate the deposit insurance of any institution that it determines has engaged in an unsafe or unsound practice. The agencies can also assess civil money penalties to $1 million per day, issue cease-and-desist or removal orders, seek injunctions, and publicly disclose such actions.

                               RECENT LEGISLATION

As a consequence of the extensive regulation of commercial banking activities in the United States, the business of Suffolk and its subsidiaries are particularly susceptible to being affected by enactment of federal and state legislation that may have the effect of increasing or decreasing the cost of doing business, modifying permissible activities, or enhancing the competitive position of other financial institutions.

On November 12, 1999, President Clinton signed into law the Gramm-Leach-Bliley Act that will, 120 days thereafter, permit bank holding companies to become FHCs and, by doing so, affiliate with securities firms and insurance companies and engage in other activities that are financial in nature or complementary thereto. A bank holding company may become an FHC, if each of its subsidiary banks is well capitalized under the FDICIA prompt corrective action provisions, well managed, and has at least a satisfactory rating under the Community Reinvestment Act, by filing a declaration that the bank holding company wishes to become an FHC and meets all applicable requirements.

No prior regulatory approval will be required for an FHC to acquire a company, other than a bank or savings association, engaged in activities permitted under the Gramm-Leach-Bliley Act. Activities cited the Gramm-Leach-Bliley Act as being "financial in nature" include securities underwriting and dealing, and insurance underwriting and agency activities. Activities that the Federal Reserve Board has determined to be closely related to banking are also deemed to be financial in nature

A national bank also may engage, subject to limitations on investment, in activities that are financial in nature, other than insurance underwriting, merchant banking, real estate development, and real estate investment, through a financial subsidiary of the bank, if the bank is well capitalized, well managed, and has at least a satisfactory Community Reinvestment Act rating. Subsidiary banks of an FHC or national bank with financial subsidiaries must continue to be well capitalized and well managed in order to continue to engage in such activities without regulatory actions or restrictions, which could include divestiture of the financial subsidiary or subsidiaries. In addition, an FHC or a bank may not acquire a company that is engaged in such activities unless each of the subsidiary banks of the FHC or the bank has at least a satisfactory Community Reinvestment Act rating.

             GOVERNMENTAL MONETARY POLICIES AND ECONOMIC CONDITIONS

The principal sources of funds essential to the business of banks and bank holding companies are deposits, stockholders' equity, and borrowed funds. The availability of these various sources of funds and other potential sources, such as preferred stock or commercial paper, and the extent to which they are utilized, depends on many factors, the most important of which are the Federal Reserve Board's monetary policies and the relative costs of different types of funds. An important function of the Federal Reserve Board is to regulate the national supply of bank credit in order to combat recession and curb inflationary pressure. Among the instruments of monetary policy used by the Federal Reserve Board to implement these objectives are open market operations in United States Government securities, changes in the discount rate on bank borrowings, and changes in reserve requirements against bank deposits. The monetary policies of the Federal Reserve Board have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future. In view of the recent changes in regulations affecting commercial banks and other actions and proposed actions by the federal government and its monetary and fiscal authorities, including proposed changes in the structure of banking in the United States, no prediction can be made as to future changes in interest rates, credit availability, deposit levels, the overall performance of banks generally or of Suffolk and its subsidiaries in particular.

                             STATISTICAL DISCLOSURE

ITEM 2.  PROPERTIES
                                   REGISTRANT

Suffolk as such has no physical properties. Office facilities of Suffolk are located at 6 West Second Street, Riverhead, New York.

                                      BANK

The Bank's main offices are also located at 6 West Second Street, Riverhead, New York, which the Bank owns in fee. The Bank owns a total of 15 buildings in fee and holds 16 buildings under lease agreements. The decision has been made to consolidate a number of offices housing central operations in the interest of operational efficiency. The precise financial impact of such a facility has not yet been determined, although management anticipates that costs may exceed current run rates in the first years after construction. Otherwise, management believes that the physical facilities are suitable and adequate and at present are being fully utilized. Suffolk, however, evaluates future needs continuously and anticipates other changes in its facilities during the next several years.

ITEM 3.  LEGAL PROCEEDINGS

There are no material legal proceedings, individually or in the aggregate to which Suffolk or its subsidiaries are a party or of which any of the property is subject.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                   PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Pages 4 and 17 of this Annual Report to Shareholders for the fiscal year ended December 31, 1999. At December 31, 1999 there were approximately 1,753 equity holders of record of the Company's Common Stock.

ITEM 6.  SELECTED FINANCIAL DATA

Page 28 of this Annual Report to Shareholders for the fiscal year ended December 31, 1999.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Pages 5 - 14 of this Annual Report to Shareholders for the fiscal year ended December 31, 1999.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Pages 15 - 29 of this Annual Report to Shareholders for the fiscal year ended December 31, 1999.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                  PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Pages 2 - 6 of Registrant's Proxy Statement for its Annual Meeting of Shareholders to be held on April 11, 2000 is incorporated herein by reference.

                                                EXECUTIVE OFFICERS

       NAME            AGE             POSITION                                  BUSINESS EXPERIENCE
       ----            ---             --------                                  -------------------
Thomas S. Kohlmann    53    President and Chief Executive    Oct-99 - Present President, CEO, and Director, Suffolk Bancorp
                               Officer                       Oct-99 - Present President, CEO, and Director, SCNB
                                                             Jan-98 - Oct-99  EVP, Suffolk Bancorp
                                                             Jan-96 - Oct-99  EVP and Chief Lending Officer
                                                             Feb-92 - Dec-95 SVP, SCNB
                                                             1980   - Feb-92  Marine Midland Bank
                                                             Employed by The Suffolk County National Bank since February 1992.

J. Gordon Huszagh     46    Executive Vice President and     Jan-99 - Present EVP and CFO, Suffolk Bancorp
                               Chief Financial Officer       Jan-99 - Present EVP and CFO, SCNB
                                                             Jan-97 - Jan-99  SVP and CFO, SCNB
                                                             Dec-92 - Dec-96 SVP & Comptroller, SCNB
                                                             Dec-88 - Dec-92 VP & Comptroller, SCNB
                                                             Dec-86 - Dec-88 VP, SCNB
                                                             Jan-83 - Dec-86 Auditor, SCNB
                                                               1975 - 1982  Eastern Federal Savings and Loan
                                                             Employed by The Suffolk County National Bank since January 1983.


Victor F. Bozuhoski, Jr.   61     Executive Vice President        Jan-97 - Present EVP, Retail Banking, Suffolk Bancorp, SCNB
                                     Retail Banking               Dec-88 - Dec-96 EVP and CFO, Suffolk Bancorp, SCNB
                                                                  Dec-87 - Dec-88 EVP, Comptroller, and CFO, Suffolk Bancorp, SCNB
                                                                  Dec-85 - Dec-87 SVP and Comptroller, Suffolk Bancorp, SCNB
                                                                  Jan-78 - Dec-85 VP and Comptroller, SCNB
                                                                  Employed by The Suffolk County National Bank since
                                                                                   September 1965.

Augustus C. Weaver         57     Executive Vice President        Jan-98 - Present EVP, Suffolk Bancorp
                                     Chief Information Officer    Jan-96 - Present EVP and Chief Information Officer, SCNB
                                                                  Feb-87 - Dec-95 President, Island Computer Corporation of
                                                                                   New York, Inc.
                                                                  Feb-86 - Feb-87  Director of Data Processing and Corporate
                                                                                   Planning Southland Frozen Food Corporation
                                                                  Feb-62 - Feb-86  VP & Director of Operations, Long Island Savings
                                                                                   Bank
                                                                  Employed by The Suffolk County National Bank since January 1996.

Robert C. Dick             50     Senior Vice President           Oct-99 - Present SVP and Chief Lending Officer, SCNB
                                       Chief Lending Officer      Dec-88 - Oct-99SVP, Commercial Loans, SCNB
                                                                  Dec-82 - Apr-88VP, Commercial Loans, SCNB
                                                                  1965   - 1980  Security National Bank/Chemical Bank
                                                                  Employed by The Suffolk County National Bank since January 1980.

ITEM 11.  EXECUTIVE COMPENSATION


Pages 3-7 of Registrant's Proxy Statement for its Annual Meeting of Shareholders to be held on April 11, 2000 is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Pages 2, 4, 5, 6, and 7 of Registrant's Proxy Statement for its Annual Meeting of Shareholders to be held on April 11, 2000 is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Page 7 of Registrant's Proxy Statement for its Annual Meeting of Shareholders to be held on April 11, 2000 is incorporated herein by reference.

                                   PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

The following consolidated financial statements of the Registrant and Subsidiaries, and the accountant's report thereon, included on Page 15 through 30 inclusive.

  Financial Statements (Consolidated)
  Statements of Condition -- December 31, 1999 and 1998
  Statements of Income -- For the years ended December 31, 1999, 1998, and 1997 Statements of Changes in Stockholders' Equity -- For the years ended
  December 31, 1999, 1998, and 1997
  Statements of Cash Flows -- For the years ended December 31, 1999, 1998, and
   1997
  Notes to Consolidated Financial Statements

                                   EXHIBITS

The following exhibits, which supplement this report, have been filed with the Securities and Exchange Commission. Suffolk Bancorp will furnish a copy of any or all of the following exhibits to any persons or requesting in writing to Secretary, Suffolk Bancorp, 6 West Second Street, Riverhead, New York 11901.

Ex-3(i) Certificate of Incorporation of Suffolk Bancorp (filed by incorporation by reference to Suffolk Bancorp's Form 10-K for the fiscal year ended December 31, 1999, filed March 10, 2000)

Ex-3(ii) Bylaws of Suffolk Bancorp (filed by incorporation by reference to Suffolk Bancorp's Form 10-K for the fiscal year ended December 31, 1999, filed March 10, 2000)

Ex-99.A Suffolk Bancorp 1995 Shareholder Rights Plan (filed by incorporation by reference to Suffolk Bancorp's Form 10-K for the fiscal year ended December 31, 1999, filed March 10, 2000)

Ex-99.B Suffolk Bancorp 1999 Stock Option Plan (filed by incorporation by reference to Suffolk Bancorp's Form 10-K for the fiscal year ended December 31, 1999, filed March 10, 2000)

Ex-99.C Suffolk Bancorp Form of Change-of-Control Employment Contract (filed by incorporation by reference to Suffolk Bancorp's Form 10-K for the fiscal year ended December 31, 1999, filed March 10, 2000)

                             REPORTS ON FORM 8-K

The following reports were filed on Form 8-K for the three-month period ended December 31, 1999:

       October 14, 1999
       October 29, 1999

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUFFOLK BANCORP
March 10, 2000
(Registrant)

By: /s/ EDWARD J. MERZ                    By: /s/ BRUCE COLLINS              By: /s/ HALLOCK LUCE III
   -------------------------------            -------------------------          ----------------------------
        Edward J. Merz                            Bruce Collins                      Hallock Luce III
        Chairman                                  Director                           Director
        Director
                                          By: /s/ JOSEPH A. DEERKOSKI        By: /s/ TERENCE X. MEYER
By: /s/ RAYMOND A. MAZGULSKI                  -------------------------          ----------------------------
   -------------------------------                Joseph A. Deerkoski                Terence X. Meyer
        Raymond A. Mazgulski                      Director                           Director
        Vice Chairman
        Director                          By: /s/ HOWARD M. FINKELSTEIN      By: /s/ J. DOUGLAS STARK
                                              -------------------------          ----------------------------
                                                  Howard M. Finkelstein              J. Douglas Stark
By: /s/ THOMAS S. KOHLMANN                        Director                           Director
   ------------------------------
        Thomas S. Kohlmann
        President and                     By: /s/ EDGAR F. GOODALE           By: /s/ PETER VAN DE WETERING
        Chief Executive Officer                ------------------------           ---------------------------
        Director                                  Edgar F. Goodale                   Peter Van de Wetering
                                                  Director                           Director
By: /s/ J. GORDON HUSZAGH
    -----------------------------
        J. Gordon Huszagh
        Executive Vice President and
        Chief Financial Officer


                            [SUFFOLK BANCORP LOGO]

                                  DIRECTORS

                                Edward J. Merz
                                   Chairman

                             Raymond A. Mazgulski
                                Vice Chairman

                    Bruce Collins                                                Hallock Luce 3rd
                      Retired                                     Director,  Lupton & Luce, Inc. (general  insurance)
                                                                      President, Hallup Realty Corp. (real estate)
                Joseph A. Deerkoski
      President, Neefus-Stype, Inc. (general insurance)                             Terence X. Meyer
                                                                Managing Partner, Meyer, Meyer, Metli & Keneally, Esqs.
               Howard M. Finkelstein                                               L.L.P. (attorneys)
  Partner, Smith, Finkelstein, Lundberg, Isler & Yakaboski
                    (attorneys)                                                     J. Douglas Stark
                                                                          President, Stark Mobile Homes, Inc.
                  Edgar F. Goodale
       President, Riverhead Building Supply Corp.                                Peter Van de Wetering
                                                                               President, Van de Wetering
                Thomas S. Kohlmann                                       Greenhouses, Inc. (wholesale nursery)
          President & Chief Executive Officer

                                   OFFICERS

                              Thomas S. Kohlmann
                     President & Chief Executive Officer

                              J. Gordon Huszagh
              Executive Vice President & Chief Financial Officer

                           Victor F. Bozuhoski, Jr.
                           Executive Vice President

                              Augustus C. Weaver
                           Executive Vice President

                               Douglas Ian Shaw
                     Vice President & Corporate Secretary

                        THE SUFFOLK COUNTY NATIONAL BANK

                               ----        ----
                               EST. [LOGO] 1890
                               ----        ----

DIRECTORS                          CONSUMER LOANS               Medford Office                      West Babylon Office
Edward J. Merz                     Jeanne P. Hamilton           Paul E. Vaas                        Charles F. Bivona
  Chairman of the Board              Senior Vice President        Vice President                      Assistant Vice President
Raymond A. Mazgulski               Joan Brigante
  Vice Chairman of the Board         Vice President             Miller Place Office                 Westhampton Beach Office
Bruce Collins                      John Dunleavy                Michele Fenning                     Charles E. Johnson
Joseph A. Deerkoski                  Vice President               Manager                             Vice President
Howard M. Finkelstein              Michael E. Kelley
Edgar F. Goodale                     Vice President             Montauk Harbor Office               TRUST
Thomas S. Kohlmann                                              Montauk Village Office              Dan A. Cicale
Hallock Luce 3rd                   AUDIT LIAISON,               John Soyars                         Senior Vice President
Terence X. Meyer                   COMPLIANCE & SECURITY          Manager                             & Trust Officer
J. Douglas Stark                   Alexander B. Doroski                                             William C. Araneo
Peter Van de Wetering                Senior Vice President      Port Jefferson Office                 Vice President
                                                                Peter A. Poten                      Lori E. Thompson
EXECUTIVE OFFICERS                 BRANCH ADMINISTRATION          Vice President                      Vice President
Thomas S. Kohlmann                 Robert H. Militscher
  President &                        Senior Vice President &    Riverhead, Ostrander                COMPTROLLER
  Chief Executive Officer            Branch Administrator       Avenue Office                       J. Gordon Huszagh
J. Gordon Huszagh                  Richard J. Micallef          Linda C. Zarro                        Executive Vice President
  Executive Vice President &         Vice President               Vice President                      & Chief Financial Officer
  Chief Financial Officer          William K. Miller
Victor F. Bozuhoski, Jr.             Vice President             Riverhead, Second Street Office     CORPORATE SERVICES
  Executive Vice President                                      Barbara A. Scesny                   Douglas Ian Shaw
  Retail Banking                   Bohemia Office                 Regional Vice President             Vice President &
Augustus C. Weaver                 Dean S. Kupinsky                                                   Corporate Secretary
  Executive Vice President &         Vice President             Sag Harbor Office
  Chief Information Officer                                     Jane P. Markowski                   FACILITIES
                                   Center Moriches Office         Assistant Vice President          Charles E. Anderson
LENDING                            Thomas R. Columbus, Sr.                                            Manager
Robert C. Dick                       Vice President             Sayville
  Senior Vice President &                                       David Gierasch                      HUMAN RESOURCES
  Chief Lending Officer            Cutchogue Office               Assistant Vice President            Pamela L. Palleschi
                                   Richard J. Noncarrow                                             Vice President
COMMERCIAL LOANS                     Vice President             Shoreham Office                     Richard Montenegro
Phillip D. Ammirato                                             Wendy A. Stapon                       Vice President
  Senior Vice President            East Hampton Pantigo Office    Manager
Lawrence Milius                    Kenneth Lockard                                                  DATA PROCESSING
  Senior Vice President              Manager                    Smithtown Office                    Mark J. Drozd
Peter M. Almasy                                                 William K. Soriano                    Senior Vice President
  Vice President                   East Hampton Village Office    Vice President
Thomas E. Clemens                  Jill James                                                       OPERATIONS
  Vice President                     Assistant Vice President   Southampton Office                  Dennis F. Orski
David T. De Vito                                                Patricia Bolomey                      Senior Vice President
  Vice President                   Hampton Bays Office            Vice President
Robert T. Ellerkamp                David Barczak                                                    MARKETING
  Vice President                     Assistant Vice President   Wading River Office                 Brenda B. Sujecki
John J. Reilly                                                  Anita Nigrel                          Vice President
  Vice President                   Mattituck Office               Regional Vice President
Frederick J. Weinfurt              Janet V. Stewart
  Vice President                     Vice President             Water Mill Office
                                                                Joanne Goodwin
                                                                  Assistant Branch Manager


                      Directory of Offices and Departments

                                                                                                        Area Code (631)
                                                                                                       Telephone     FAX
-----------------------------------------------------------------------------------------------------------------------------
                        Executive Offices    322 Roanoke Avenue, Riverhead, N.Y. 11901                 727-3800      727-2638
     Audit Liaison, Compliance & Security    220 Roanoke Avenue, Riverhead, N.Y. 11901                 727-2855      727-9223
                           Bohemia Office    3880 Veterans Memorial Highway, Bohemia, N.Y. 11716       585-4477      585-4809
                    Branch Administration    6 West Second Street, Riverhead, N.Y. 11901               727-3850      727-3873
 Business and Professional Banking Center    260 Middle County Road, Smithtown, N.Y. 11787             979-3400      979-3430
                   Center Moriches Office    502 Main Street, Center Moriches, N.Y. 11934              878-8800      878-4431
                         Commercial Loans    1149 Old Country Road, Riverhead, N.Y. 11901              727-2701      727-5798
                                             351 Pantigo Road, East Hampton, N.Y. 11937                324-2502      324-6367
                                             137 West Broadway, Port Jefferson, N.Y. 11777             642-1000      642-0200
                                             295 North Sea Road, Southampton, N.Y. 11968               287-3104      287-3296
                              Comptroller    206 Griffing Avenue, Riverhead, N.Y. 11901                727-5270      369-2230
                           Consumer Loans    244 Old Country Road, Riverhead, N.Y. 11901               727-7277      727-5521
  Corporate Services (Investor Relations)    206 Griffing Avenue, Riverhead, N.Y. 11901                727-5667      727-3214
                         Cutchogue Office    31525 Main Road, Cutchogue, N.Y. 11935                    734-5050      734-7759
                          Data Processing    206 Griffing Avenue, Riverhead, N.Y. 11901                727-5151      727-3499
              East Hampton Pantigo Office    351 Pantigo Road, East Hampton, N.Y. 11937                324-2000      324-6367
              East Hampton Village Office    100 Park Place, East Hampton, N.Y. 11937                  324-3800      324-3863
                               Facilities    6 West Second Street, Riverhead, N.Y. 11901               727-6782      208-0767
                Financial Planning Center    295 North Sea Road, Southampton, N.Y. 11968               287-3100      287-3296
                      Hampton Bays Office    Montauk Highway, Hampton Bays, N.Y. 11946                 728-2700      728-8311
                          Human Resources    6 West Second Street, Riverhead, N.Y. 11901               727-5377      727-3170
                     Information Services    206 Griffing Avenue, Riverhead, N.Y. 11901                727-5151      369-5934
                                Marketing    220 Roanoke Avenue, Riverhead, N.Y. 11901                 727-2855      727-9223
                         Mattituck Office    10900 Main Road, Mattituck, N.Y. 11952                    298-9400      298-9188
                           Medford Office    2799 Route 112, Medford, N.Y. 11763                       758-1500      758-1509
                      Miller Place Office    74 Echo Avenue, Miller Place, N.Y. 11764                  474-8400      474-8510
                    Montauk Harbor Office    West Lake Drive, Montauk, N.Y. 11954                      668-4333      668-3643
                   Montauk Village Office    746 Montauk Highway, Montauk, N.Y. 11954                  668-5300      668-1214
                           Mortgage Loans    244 Old Country Road, Riverhead, N.Y. 11901               727-7277      369-2468
                               Operations    206 Griffing Avenue, Riverhead, N.Y. 11901                727-5151      369-5834
             Port Jefferson Harbor Office    135 West Broadway, Port Jefferson, N.Y. 11777             474-7200      331-7806
            Port Jefferson Village Office    228 East Main Street, Port Jefferson, N.Y. 11777          473-7700      473-9406
                           Retail Banking    322 Roanoke Avenue, Riverhead, N.Y. 11901                 727-3800      727-2638
       Riverhead, Ostrander Avenue Office    1201 Ostrander Avenue, Riverhead, N.Y. 11901              727-6800      727-5095
          Riverhead, Second Street Office    6 West Second Street, Riverhead, N.Y. 11901               727-2700      727-3210
                        Sag Harbor Office    17 Main Street, Sag Harbor, N.Y. 11963                    725-3000      725-4627
                          Sayville Office    161 North Main Street, Sayville, N.Y. 11782               218-1600      218-9425
                          Shoreham Office    9926 Route 25A, Shoreham, N.Y. 11786                      744-4400      744-6743
                         Smithtown Office    260 Middle Country Road, Smithtown, N.Y. 11787            979-3400      979-3430
                       Southampton Office    295 North Sea Road, Southampton, N.Y. 11968               283-3800      287-3293
                      Wading River Office    2065 Wading River-Manor Rd., Wading River, N.Y. 11792     929-6300      929-6799
                        Water Mill Office    828 Montauk Highway, Water Mill, N.Y. 11976               726-4500      726-7573
                      West Babylon Office    955 Little East Neck Road, West Babylon, N.Y. 11704       669-7300      669-5211
                 Westhampton Beach Office    144 Sunset Ave., Westhampton Beach, N.Y. 11978            288-4000      288-9252

                              SUFFOLK BANCORP 10-K

[FULL PAGE LANDMARK PHOTO]

[SUFFOLK BANCORP LOGO]

1999 ANNUAL  REPORT on FORM 10-K

[LANDMARK PHOTO]

On The Cover
The Robert Moses Causeway

The Robert Moses Causeway is a landmark instantly familiar to most Long Islanders, as is the state park of the same name. Both are named for the first and famous longtime Long Island State Parks Commissioner, Robert Moses. His public works ranged from bridges to parkways to the extraordinary series of public beaches along the south shore of Long Island, of which Robert Moses State Park is the easternmost. From its beginning at Southern State Parkway, the Causeway is 8.1 miles in length. It runs south from Long Island across Great South Bay and traverses Captree Island and Fire Island Inlet to its terminus at the water tower on the western end of Fire Island. Purchased by the State of New York in 1893, and dedicated as a park in 1908, the Park is the oldest state park on Long Island.


Corporate Profile.......................................................................................................... 1
Financial Highlights....................................................................................................... 1
To Our Shareholders ....................................................................................................... 2
Price Range of Common Stock and Dividends.................................................................................. 4
Summary of Selected Financial Data......................................................................................... 4
Management's Discussion and Analysis of Financial Condition and Results of Operations...................................... 5
Suffolk's Business......................................................................................................... 5
General Economic Conditions................................................................................................ 5
Results of Operations...................................................................................................... 5
Net Income................................................................................................................. 5
Net-Interest Income........................................................................................................ 5
Average Assets, Liabilities, and Stockholders' Equity, Rate Spread, and Effective Interest Rate Differential............... 6
Analysis of Changes in Net Interest Income................................................................................. 7
Interest Income............................................................................................................ 7
Investment Securities...................................................................................................... 7
Loan Portfolio............................................................................................................. 8
Non-Performing Loans....................................................................................................... 9
Summary of Loan Losses and Allowance for Possible Loan Losses.............................................................. 9
Interest Expense...........................................................................................................10
Deposits...................................................................................................................10
Short-Term Borrowings......................................................................................................11
Other Income...............................................................................................................11
Other Expense..............................................................................................................11
Interest Rate Sensitivity..................................................................................................11
Market Risk................................................................................................................12
Interest Rate Risk.........................................................................................................12
Asset/Liability Management & Liquidity.....................................................................................13
Readiness for the Year 2000 and Actual Experience..........................................................................13
Capital Resources..........................................................................................................13
Risk-Based Capital and Leverage Guidelines ................................................................................14
Discussion of New Accounting Pronouncements................................................................................14
Business Risks and Uncertainties...........................................................................................14
Consolidated Statements of Condition.......................................................................................15
Consolidated Statements of Income..........................................................................................16
Consolidated Statements of Changes in Stockholders' Equity.................................................................17
Consolidated Statements of Cash Flows......................................................................................18
Notes to Consolidated Financial Statements.................................................................................19
Report of Independent Public Accountants...................................................................................30
Report of Management.......................................................................................................30
Annual Report on Form 10-K.................................................................................................31
Directors and Officers -- Suffolk Bancorp..................................................................................39
Directors and Officers -- The Suffolk County National Bank.................................................................40
Directory of Offices and Departments........................................................................Inside Back Cover


                                                           CORPORATE PROFILE

Suffolk Bancorp does commercial banking through its wholly owned subsidiary, The Suffolk County National Bank. "SCNB" is a full-service, nationally chartered commercial bank. Organized in 1890, SCNB is the second largest independent commercial bank headquartered on Long Island. Most of SCNB's revenue comes from net interest income, and the remainder from charges for a variety of services. SCNB has built a good reputation for personal, attentive service. This has developed a loyal and growing clientele. SCNB operates 26 full-service offices throughout Suffolk County, New York.

The staff at SCNB works hard to develop and maintain ties to the communities it serves. Most of SCNB's business is retail, and includes loans to individual consumers, to professionals, and to small and medium-sized commercial enterprises. It has special expertise in indirect retail lending, evaluating and buying loans generated by automobile dealers. In recent years, however, commercial loans of all types have increased as a percentage of the loan portfolio and have made substantial contributions to SCNB's profitability. SCNB's primary market is Long Island, New York. Long Island is home to more than 2.6 million people outside of the limits of New York City and is increasingly suburban in nature. Nassau County and the western end of Suffolk County are a center for commerce and are highly developed, supporting a diversified economy. The eastern end of Long Island is supported by retirement, tourism, and agriculture. Together, they generate family incomes greater than the national average, providing Suffolk Bancorp with a steady and growing demand for loans and other services, and a reliable, reasonably priced supply of deposits.

                                                                                                       FINANCIAL HIGHLIGHTS

                                                    (dollars in thousands, except ratios, share, and per-share information)
----------------------------------------------------------------------------------------------------------------------------
                                                     DECEMBER 31,                     1999                       1998
----------------------------------------------------------------------------------------------------------------------------
EARNINGS FOR THE YEAR                                      Net income          $      13,129               $      11,903
                                                  Net-interest income                 46,787                      44,410
                                                 Net income-per-share                   2.16                        1.95
                                             Cash dividends-per-share                   0.84                        0.72
----------------------------------------------------------------------------------------------------------------------------
BALANCES AT YEAR END                                           Assets          $     980,799               $     909,432
                                                            Net loans                720,255                     640,565
                                                Investment securities                165,370                     151,201
                                                             Deposits                877,303                     826,564
                                                               Equity                 77,334                      71,846
                                                   Shares outstanding              6,055,580                   6,080,856
                                          Book value per common share          $       12.77               $       11.81
----------------------------------------------------------------------------------------------------------------------------
RATIOS                                       Return on average equity                  17.91 %                     17.66 %
                                             Return on average assets                   1.41                        1.37
                                     Average equity to average assets                   7.87                        7.77
                             Net-interest margin (taxable-equivalent)                   5.66                        5.77
                                                     Efficiency Ratio                  57.49                       59.36
                                 Net charge-offs to average net loans                   0.11                        0.08
----------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------


SUFFOLK BANKCORP ANNUAL MEETING
Tuesday, April 11, 2000, 1:00 P.M.
East Wind
Route 25A
Wading River, New York

S.E.C. FORM 10-K
The Annual Report to the Securities and Exchange Commission on Form 10-K and documents incorporated by reference can be obtained, without charge, by writing to the Secretary, Suffolk Bancorp, 6 West Second Street, Riverhead, New York 11901, or call (631) 727-5667, fax to (631) 727-3214, or send e-mail to
suffolkbancorp@scnb.com.


TRADING
Suffolk Bancorp's common stock is traded over-the-counter,and is listed on the NASDAQ National Market System under the symbol "SUBK."


REGISTRAR AND TRANSFER AGENT
Any questions about the registration or transfer of shares, the payment, reinvestment, or direct deposit of dividends can be answered by:

              American Stock Transfer & Trust Co.
                  40  Wall Street, 46th Floor
                 New York, New York  10269-0436
                         1-800-937-5449

[THOMAS S. KOHLMANN PHOTO]


DEAR SHAREHOLDER:

Nineteen-ninety-nine was another successful year for Suffolk Bancorp and for its wholly owned subsidiary, The Suffolk County National Bank.

It was a profitable year in nearly all respects. Net income was $13,129,000, up
10.3 percent from $11,903,000 last year. Earnings-per-share were $2.16 compared to $1.95, an increase of 10.8 percent. Each is a record. Assets at year-end totaled 980,799,000, compared to $909,432,000, up 7.8 percent. Shareholders' equity amounted to $77,334,000, up 7.6 percent from $71,846,000. Book value-per-share was $12.77, up 8.1 percent from $11.81 the previous year. Dividends-per-share were $0.84, increased 16.7 percent from $0.72. Average net loans increased by 9.3 percent, to $676,810,000, from $619,025,000. Average deposits increased by 6.8 percent, to $835,175,000 from $781,927,000. Net-interest income increased by 5.4 percent to $46,787,000 from $44,410,000. Income other than from interest decreased by 16.9 percent, to $6,771,000 from $8,148,000. Expense other than for interest decreased by 1.3 percent, to $30,789,000 from $31,200,000, and our efficiency ratio was 57.49 percent. Return on average common equity increased to 17.91 percent from 17.66 percent. Return on assets increased to 1.41 percent from 1.37 percent.

Our success during 1999 is attributable to a number of incremental refinements in the way we manage our business, aided by a strong economy. Net interest income increased year to year, primarily due to increases in volume. One significant change in the balance sheet was the addition of a portfolio of government agency-backed collateralized mortgage obligations that enabled us to improve the yield on our investments, while preserving asset quality by means of the government guarantee. By choosing the issues carefully, we were also able to moderate the risk of changing rates of interest to our net interest income. We also improved our leverage, shifting from selling federal funds last year, to a modest position of short-term borrowings. Savings, N.O.W.s, and money market accounts, which are moderately priced, grew faster than other deposits.

Non-interest income and expense declined, owing largely to the sale of a merchant services portfolio that affected both sides of the income statement. After removing the effect of that transaction, non-interest expense was essentially flat, an accomplishment as average assets grew by 7.4 percent. As a percentage of the previous year, net charge-offs increased, but in absolute terms, they remain modest, at 11 basis points of total loans, and the allowance for possible loan losses is substantial.

"Accumulated Other Comprehensive Income, Net of Tax," which is primarily the difference between the book and market values of our investments available for sale, went into negative territory as would be expected when interest rates climb as they did last year. However, that effect on equity was offset partially by increases in net interest income because Suffolk's assets repriced upward faster than its liabilities.

OUR EVOLVING CUSTOMER

Our focus, however, is always on the future, and on identifying not only who our customers are today, but on who they will be tomorrow. During the current economic expansion, our primary market area has changed more than during any similar period in Suffolk's long history.

A generation ago, we were bankers to farmers, fisherman, and the occasional tourist or retiree. Today, we serve a growing, dynamic region with a diverse mix of traditional and high-tech companies that rely on the services of a wide range of professionals to support and advise their businesses. We have undertaken to reach out to those business people and professionals with an eye to meeting their special needs, while at the same time satisfying the requirements of our long-established, retail customers.

Toward this end, we have tailored our offices to the communities and the customers they serve. Thus, in Riverhead, where we are the retail banker of choice, we have two high-volume branch offices and two lending offices. In Smithtown, a highly competitive market for basic banking, we differentiate ourselves from that market completely, offering comprehensive banking services at a desk rather than a teller line to business and professional customers who want personal service and are willing to pay for it. This kind of tailored approach makes the most of the resources available to a financial institution of our size.

E-BANKING AND THE FUTURE

You, our shareholders, our customers, and our staff have had to wade through a lot of "e-hype" during the past year or two, but there is no question that electronic banking will be a big part of our future and yours. The first glimpse of that future came more than 15 years ago with the introduction of the automatic teller machine, now the primary source of cash for many customers. But the growth of the Internet has transformed the possibilities, and the responsibilities of a bank to its customers.

Suffolk is ready, with an inclusive web-site at www.SCNB.com; Internet banking that permits customers to inquire about their accounts, make transfers among their accounts, and download information about their accounts into popular financial management software; and our electronic bill payment service.

MANAGEMENT AT SUFFOLK BANCORP

As you know, I am still new to the position of CEO, although I've been with the company since 1992, serving most recently as Executive Vice President and Chief Lending Officer. The circumstances under which I assumed my duties were not happy, coming after the decline and passing of my predecessor in office, John
F. Hanley. Our management team saw us through that difficult period, for which I am eternally grateful. Events of the past year and the way my colleagues responded to them gave me a new appreciation of the depth of their experience and their understanding of your company and its strategic needs. Their expertise and cohesion will serve us, and you, well into the future.

I'd like to encourage you to read "Management's Discussion and Analysis," which starts on page 5. We hope that it will help you appreciate the fundamental value inherent in your shares of Suffolk Bancorp.

It has been quite a year here at Suffolk. Real value is built day by day, year in and year out, in the relationships we build with real customers. We don't take your support as shareholders for granted. We work to earn it every day. We hope that you share in our satisfaction with Suffolk's achievements and see them, as I do, as the foundation for a long, profitable future.

                                       Sincerely,

                                       /S/ THOMAS S. KOHLMANN

                                       Thomas S. Kohlmann
                                       President &
                                       Chief Executive Officer

                        PRICE RANGE OF COMMON STOCK AND DIVIDENDS

Suffolk's common stock is traded in the over the counter market, and is quoted on the NASDAQ National Market System under the symbol "SUBK." Following are quarterly high and low prices of Suffolk's common stock as reported by NASDAQ.

--------------------------------------------------------------------------------------------------------------------------------
1999                     High          Low         Dividends     1998                  High            Low           Dividends
--------------------------------------------------------------------------------------------------------------------------------
First Quarter      $     29.00     $     24.00     $    0.21     First Quarter      $     33.00     $     28.50     $       0.18
Second Quarter           28.25           22.88     $    0.21     Second Quarter           34.00           29.75     $       0.18
Third Quarter            28.50           26.00     $    0.21     Third Quarter            35.25           27.88     $       0.18
Fourth Quarter           29.00           26.00     $    0.21     Fourth Quarter           29.75           19.88     $       0.18
--------------------------------------------------------------------------------------------------------------------------------

At February 3, 2000, there were approximately 1,900 equity holders of record of the Company's common stock.


                       SUMMARY OF SELECTED FINANCIAL DATA


FIVE YEAR SUMMARY: (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNT)
--------------------------------------------------------------------------------------------------------------------------------
For the years                               1999               1998               1997                 1996             1995
--------------------------------------------------------------------------------------------------------------------------------
Interest income                              $    67,908    $    65,874        $     64,129        $     60,529     $    59,312
Interest expense                                  21,121         21,464              20,970              19,372          20,331
--------------------------------------------------------------------------------------------------------------------------------
Net-interest income                               46,787         44,410              43,159              41,157          38,981
Provision for possible loan losses                 1,070            900               1,059               1,120             530
--------------------------------------------------------------------------------------------------------------------------------
Net interest income after provision               45,717         43,510              42,100              40,037          38,451
Other income                                       6,771          8,148               7,646               7,286           6,702
Other expense                                     30,789         31,200              30,303              28,967          30,135
--------------------------------------------------------------------------------------------------------------------------------
Income before income taxes                        21,699         20,458              19,443              18,356          15,018
Provision for income taxes                         8,570          8,555               8,141               7,709           5,929
--------------------------------------------------------------------------------------------------------------------------------
Net Income                                   $    13,129    $    11,903        $     11,302        $     10,647           9,089
================================================================================================================================
BALANCE AT DECEMBER 31:
Federal funds sold                           $       -      $    17,800        $     18,500        $      1,500     $    32,500
Investment securities -- available for sale      132,484        129,348             120,878             104,649         137,043
Investment securities -- held to maturity         32,886         21,853              26,048              30,704          44,923
--------------------------------------------------------------------------------------------------------------------------------
Total investment securities                      165,370        151,201             146,926             135,353         181,966
Net loans                                        720,255        640,565             604,864             578,883         510,015
Total assets                                     980,799        909,432             864,913             804,379         805,794
Total deposits                                   877,303        826,564             777,595             711,018         727,060
Other borrowings                                  13,500            -                   -                 7,200             -
Stockholders' equity                         $    77,334    $    71,846        $     65,140        $     72,750     $    70,046
--------------------------------------------------------------------------------------------------------------------------------
SELECTED FINANCIAL RATIOS:
Performance:
Return on average equity                           17.91%         17.66%              16.96%              15.12%          11.56%
Return on average assets                            1.41           1.37                1.37                1.35            1.15
Net interest margin (taxable-equivalent)            5.66           5.77                5.84                5.84            5.49
Efficiency Ratio                                   57.49          59.36               59.65               59.80           65.96
Average equity to average assets                    7.87           7.77                8.05                8.96            9.91
Dividend pay-out ratio                             37.48          36.87               38.34               38.49           36.83
Asset quality:
Non-performing assets to total loans
(net of discount)                                   0.22           0.34                0.59                1.02            1.33
Non-performing assets to total assets               0.16           0.24                0.41                0.74            0.85
Allowance to non-performing assets                451.55         319.33              182.29              127.12           77.38
Allowance to loans, net of discount                 1.00           1.07                1.07                1.05            1.15
Net charge-offs to average net loans                0.11           0.08                0.11                0.17            0.16
--------------------------------------------------------------------------------------------------------------------------------
PER SHARE DATA:
Net income (basic)                                  2.16           1.95                1.79                1.60            1.22
Cash dividends                                      0.84           0.72                0.69                0.62            0.45
Book value at year-end                             12.77          11.81               10.69               11.04           10.28
Highest market value                               29.00          35.25               33.00               19.88           18.75
Lowest market value                                22.88          19.88               19.13               14.75           13.00
Average shares outstanding                     6,068,778      6,094,826           6,306,299           6,682,064       7,478,946
--------------------------------------------------------------------------------------------------------------------------------
Number of full-time-equivalent employees
at year-end                                          389            391                 378                 372             400
Number of branch offices at year-end                  26             26                  25                  23              22
Number of automatic teller machines                   18             18                  16                  16              15
================================================================================================================================

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

The discussion that follows analyzes Suffolk Bancorp's ("Suffolk") operations for each of the past three years and its financial condition as of December 31, 1999 and 1998, respectively. Selected tabular data are presented for each of the past five years.

                               SUFFOLK'S BUSINESS

Nearly all of Suffolk's business is to provide banking services to its commercial and retail customers in Suffolk County, on Long Island, New York. Suffolk is a one-bank holding company. Its banking subsidiary, The Suffolk County National Bank (the "Bank"), operates 26 full-service offices in Suffolk County, New York. It offers a full line of domestic, retail, and commercial banking services, and trust services. The Bank's primary lending area includes all of Suffolk County, New York. The Bank also makes loans for automobiles in Nassau County, New York. The Bank serves as an indirect lender to the customers of many automobile dealers. The Bank also lends to small manufacturers, wholesalers, builders, farmers, and retailers, and finances dealers' inventory. The Bank makes loans secured by real estate, including residential mortgages, of which most are sold to investors; real estate construction loans; and loans that are secured by commercial real estate and float with the prime rate, or that have relatively short terms and are retained in the Bank's portfolio. The Bank offers both fixed and floating rate second mortgage loans with a variety of plans for repayment.

Other investments are made in short-term United States Treasury debt, high quality obligations of municipalities in New York State, issues of agencies of the United States Government, collateralized mortgage obligations, and stock in the Federal Reserve Bank and the Federal Home Loan Bank of New York required as a condition of membership.

The Bank finances most of its activities with deposits, including demand, savings, N.O.W., and money market accounts, as well as term certificates. To a much lesser degree, it relies on other short-term sources of funds, including interbank, overnight loans and, when needed, sale-repurchase agreements.

                          GENERAL ECONOMIC CONDITIONS

Growth in Long Island's economy was steady during 1999. Increased demand for finance, information, transportation, and tourism were offset by layoffs resulting from corporate consolidations and downsizing. Long Island has a highly educated and skilled work force and a diverse industrial base. It is adjacent to New York City, one of the world's largest centers of distribution and a magnet for finance and culture. The island's economic cycles vary from those of the national economy. During 1999, interest rates were stable throughout the year, and there was less difference between short and long-term rates than in previous years.

                             RESULTS OF OPERATIONS

                                   NET INCOME

Net income was $13,129,000 compared to $11,903,000 last year and $11,302,000 in 1997. These figures represent increases of 10.3 percent and 5.3 percent, respectively. Basic earnings-per-share were $2.16, compared to $1.95 last year and $1.79 in 1997.

                              NET INTEREST INCOME

Net-interest income during 1999 was $46,787,000, up 5.4 percent from $44,410,000 and up 2.9 percent from $43,159,000 in 1998 and 1997, respectively.
Net-interest income is the most important part of the net income of Suffolk. The effective-interest-rate-differential, on a taxable-equivalent basis, was
5.66 percent in 1999, 5.77 percent during 1998, and 5.84 percent in 1997. Average rates on average interest-earning assets decreased to 8.19 percent in 1999, from 8.53 percent in 1998 and 8.65 percent in 1997. Average rates on average interest-bearing liabilities decreased to 3.47 percent in 1999, from
3.70 percent in 1998 and 3.69 percent in 1997. The interest rate differential decreased slightly in 1999 from 1998, as it did in 1998 from 1997. Also, demand deposits increased slightly from year to year as a percentage of total liabilities.
                                                                              5

               AVERAGE ASSETS, LIABILITIES, STOCKHOLDERS' EQUITY,
                                  RATE SPREAD,
                    AND EFFECTIVE INTEREST RATE DIFFERENTIAL
                        (ON A TAXABLE-EQUIVALENT BASIS)

The following table illustrates the average composition of Suffolk's statements of condition. It presents an analysis of net-interest income on a taxable-equivalent basis, listing each major category of interest-earning assets and interest-bearing liabilities, as well as other assets and liabilities: (dollars in thousands)

------------------------------------------------------------------------------------------------------------------------------------
Year ended December 31,                                                           1999                               1998

------------------------------------------------------------------------------------------------------------------------------------
                                                         Average                             Average           Average
                                                         Balance     Interest                Rate              Balance     Interest
------------------------------------------------------------------------------------------------------------------------------------
INTEREST-EARNING ASSETS

------------------------------------------------------------------------------------------------------------------------------------
U.S. Treasury securities                             $ 47,033        $  2,570                  5.47%          $ 85,808     $  5,382

Obligations of states & political subdivisions         17,592           1,120                  6.36             15,875        1,016
U.S. govt. agency obligations                          70,019           4,085                  5.83             26,365        1,790
Corporate bonds & other securities                      3,358             225                  6.70                807           38
Federal funds sold & securities purchased
  under agreements to resell                           19,318             977                  5.06             29,329        1,547
Loans, including non-accrual loans                   $676,810          59,364                  8.77            619,025       56,554

------------------------------------------------------------------------------------------------------------------------------------
Total interest-earning assets                        $834,130        $ 68,341                  8.19%          $777,209     $ 66,327
====================================================================================================================================
Cash & due from banks                                $ 58,744                                                 $ 56,190
Other non-interest-earning assets                      37,999                                                   33,648
------------------------------------------------------------------------------------------------------------------------------------
Total assets                                         $930,873                                                 $867,047
-----------------------------------------------------------------------------------------------------------------------------------
INTEREST-BEARING LIABILITIES
------------------------------------------------------------------------------------------------------------------------------------
Savings, N.O.W.'s & money market deposits            $347,817        $  7,939                  2.28%          $321,143     $  7,373
Time deposits                                         255,911          12,926                  5.05            256,120       13,938
------------------------------------------------------------------------------------------------------------------------------------
Total savings & time deposits                         603,728          20,865                  3.46            577,263       21,311
Federal funds purchased & securities
  sold under agreement to repurchase                    4,173             205                  4.91              2,551          153
Other borrowings                                        1,188              51                  4.29                  -            -
------------------------------------------------------------------------------------------------------------------------------------
Total interest-bearing liabilities                   $609,089        $ 21,121                  3.47%          $579,814     $ 21,464
====================================================================================================================================

Rate spread                                                                                    4.72%
Non-interest-bearing deposits                        $231,447                                                 $204,664
Other non-interest-bearing liabilities                 17,037                                                   15,184
------------------------------------------------------------------------------------------------------------------------------------
Total liabilities                                    $857,573                                                 $799,662
Stockholders' equity                                   73,300                                                   67,385
------------------------------------------------------------------------------------------------------------------------------------
Total liabilities & stockholders' equity             $930,873                                                 $867,047

Net-interest income (taxable-equivalent basis)
  & effective interest rate differential                              $47,220                  5.66%                       $44,863
Less: taxable-equivalent basis adjustment                                (433)                                                (453)
------------------------------------------------------------------------------------------------------------------------------------
Net-interest income                                                   $46,787                                              $44,410
====================================================================================================================================

---------------------------------------------------------------------------------------------------------------------------
Year ended December 31,                                       1998                            1997

----------------------------------------------------------------------------------------------------------------------------
                                                              Average           Average                             Average
                                                              Rate              Balance     Interest                Rate
----------------------------------------------------------------------------------------------------------------------------
INTEREST-EARNING ASSETS
----------------------------------------------------------------------------------------------------------------------------
U.S. Treasury securities                                      6.27%           $101,151      $  6,557                   6.48%

Obligations of states & political subdivisions                6.41              10,940           744                   6.80
U.S. govt. agency obligations                                 6.79              23,921         1,597                   6.68
Corporate bonds & other securities                            4.71                 638            38                   5.96
Federal funds sold & securities purchased
  under agreements to resell                                  5.27              20,683         1,128                   5.45
Loans, including non-accrual loans                            9.14             588,686        54,448                   9.25
----------------------------------------------------------------------------------------------------------------------------
Total interest-earning assets                                 8.53%           $746,019      $ 64,512                   8.65%
============================================================================================================================
Cash & due from banks                                                         $ 43,759
Other non-interest-earning assets                                               38,020
----------------------------------------------------------------------------------------------------------------------------
Total assets                                                                  $827,798

----------------------------------------------------------------------------------------------------------------------------
INTEREST-BEARING LIABILITIES
----------------------------------------------------------------------------------------------------------------------------
Savings, N.O.W.'s & money market deposits                     2.30%           $323,105      $  7,567                   2.34%
Time deposits                                                 5.44             237,520        12,966                   5.46
----------------------------------------------------------------------------------------------------------------------------
Total savings & time deposits                                 3.69             560,625        20,533                   3.66
Federal funds purchased & securities
  sold under agreement to repurchase                          6.00               7,792           425                   5.45
Other borrowings                                                 -                 165            12                   7.27
----------------------------------------------------------------------------------------------------------------------------
Total interest-bearing liabilities                            3.70%           $568,582      $ 20,970                   3.69%
============================================================================================================================

Rate spread                                                   4.83%                                                    4.96%
Non-interest-bearing deposits                                                 $183,894
Other non-interest-bearing liabilities                                           8,690
----------------------------------------------------------------------------------------------------------------------------
Total liabilities                                                             $761,166
Stockholders' equity                                                            66,632
----------------------------------------------------------------------------------------------------------------------------
Total liabilities & stockholders' equity                                      $827,798

Net-interest income (taxable-equivalent basis)
  & effective interest rate differential                      5.77%                         $ 43,542                   5.84%
Less: taxable-equivalent basis adjustment                                                       (383)
----------------------------------------------------------------------------------------------------------------------------
Net-interest income                                                                         $ 43,159
============================================================================================================================


Interest income on a taxable-equivalent basis includes the additional amount of interest income that would have been earned if Suffolk's investment in nontaxable U.S. Treasury securities and state and municipal obligations had been subject to New York State and federal income taxes yielding the same after-tax income. The rate used for this adjustment was approximately 34 percent for federal income taxes and 9 percent for New York State income taxes for all periods. For each of the years 1999, 1998, and 1997, $1.00 of nontaxable income from obligations of states and political subdivisions equates to fully taxable income of $1.52. In addition, in 1999, 1998, and 1997, $1.00 of nontaxable income on U.S. Treasury securities equates to $1.02 of fully taxable income. The amortization of loan fees is included in interest income.

                   ANALYSIS OF CHANGES IN NET INTEREST INCOME

The table below presents a summary of changes in interest income, interest expense, and the resulting net-interest income on a taxable-equivalent basis for the periods presented, each as compared with the preceding period. Because of numerous, simultaneous changes in volume and rate during the period, it is not possible to allocate precisely the changes between volumes and rates. In this table changes not due solely to volume or to rate have been allocated to these categories based on percentage changes in average volume and average rate as they compare to each other: (in thousands)


-----------------------------------------------------------------------------------------------------------------------------------
                                                                 In 1999 over 1998                   In 1998 over 1997
                                                                 Changes Due  to                      Changes Due  to
                                                                 Volume       Rate       Net Change  Volume       Rate   Net Change
-----------------------------------------------------------------------------------------------------------------------------------
INTEREST-EARNING ASSETS
-----------------------------------------------------------------------------------------------------------------------------------
U.S. Treasury securities                                        $(2,188)     $(624)       (2,812)    $(967)      $(208)     (1,175)
Obligations of states & political subdivisions                      109         (5)          104       317         (45)        272
U.S. govt. agency obligations                                     2,579       (284)        2,295       166          27         193
Corporate bonds & other securities                                  165         22           187        10         (10)        -
Federal fund sold & securities purchased
  under agreement to resell                                        (509)       (61)         (570)      457         (38)        419
Loans, including non-accrual loans                                5,132     (2,322)        2,810     2,778        (672)      2,106

-----------------------------------------------------------------------------------------------------------------------------------
Total interest-earning assets                                   $ 5,288    $(3,274)      $ 2,014    $2,761       $(946)    $ 1,815
-----------------------------------------------------------------------------------------------------------------------------------
INTEREST-BEARING LIABILITIES
-----------------------------------------------------------------------------------------------------------------------------------
Savings, N.O.W.'s & money market deposits                       $   609    $   (43)      $   566      $(46)      $(148)    $  (194)
Time deposits                                                       (11)    (1,001)       (1,012)    1,012         (40)        972
Federal funds purchased & securities
  sold under agreement to repurchase                                 84        (32)           52      (311)         39        (272)
Other borrowings                                                     26         25            51        (6)         (6)        (12)

-----------------------------------------------------------------------------------------------------------------------------------
Total interest-bearing liabilities                              $   708    $(1,051)      $  (343)     $649       $(155)    $   494
-----------------------------------------------------------------------------------------------------------------------------------
  Net change in net-interest income (taxable-equivalent basis)  $ 4,580    $(2,223)      $ 2,357    $2,112       $(791)    $ 1,321
===================================================================================================================================

                                INTEREST INCOME

Interest income increased to $67,908,000 in 1999, from $65,874,000 in 1998, and $64,129,000 in 1997 increases of 3.1 and 2.7 percent, respectively.

                             INVESTMENT SECURITIES

Average investment in U.S. Treasury securities decreased to $47,033,000 from $85,808,000 in 1998, and $101,151,000 in 1997, a decrease of 45.2 and 15.2 percent, respectively. These securities are Suffolk's primary source of liquidity. These balances decreased as funds were shifted into collateralized mortgage obligations as the spread between Treasury and non-Treasury yields widened during the period. U.S. Treasury, U.S. government agency, collateralized mortgage obligations, and municipal securities provide collateral for various liabilities to municipal depositors.

The following table summarizes Suffolk's investment securities available for sale and held to maturity as of the dates indicated: (in thousands)

------------------------------------------------------------------------------------------------------------
December 31,                                                       1999              1998              1997
------------------------------------------------------------------------------------------------------------
Investment securities available for sale, at fair value:
  U.S. Treasury securities                                      $31,060           $67,023           $107,140
  U.S. government agency debt securities                         38,930            43,366             13,738
  Collateralized mortgage obligations                            62,494            18,959                -
------------------------------------------------------------------------------------------------------------
    Total investment securities available for sale              132,484           129,348            120,878
------------------------------------------------------------------------------------------------------------
Investment securities held to maturity:
  U.S. Treasury securities                                          -                 -                  -
  Obligations of states & political subdivisions                 27,835            16,231             18,371
  U.S. govt. agency obligations                                   1,583             2,382              7,039
  Corporate bonds & other securities                              3,468             3,240                638
------------------------------------------------------------------------------------------------------------
    Total investment securities held to maturity                 32,886            21,853             26,048
------------------------------------------------------------------------------------------------------------
    Total investment securities                                $165,370          $151,201           $146,926
============================================================================================================
Fair value of investment securities held to maturity            $32,723           $22,015           $ 26,213
Unrealized gains                                                     21               162                170
Unrealized losses                                                   184               -                    5
============================================================================================================

The amortized cost, maturities, and approximate weighted average yields, on a taxable-equivalent basis, at December 31, 1999 are as follows: (in thousands)


----------------------------------------------------------------------------------------------------------------------
                                     AVAILABLE FOR SALE                                            HELD TO MATURITY
----------------------------------------------------------------------------------------------------------------------

                                                                     U.S.                      Collateralized
                              U.S. Treasury                       Govt.Agency                      Mortgage
                               Securities                            Debt                       Obligations(1)
----------------------------------------------------------------------------------------------------------------------
                                  Fair                               Fair                            Fair
Maturity (in years)               Value          Yield               Value         Yield             Value     Yield
----------------------------------------------------------------------------------------------------------------------
Within 1                       $    5,994         5.35%            $  -             -   %          $  -          -   %
After 1 but within 5               25,066         5.40                38,930        5.72              -          -
After 5 but within 10              -              -                   -             -                 -          -
After 10                           -              -                   -             -                 62,494     6.40
Other securities                   -              -                   -             -                 -          -
----------------------------------------------------------------------------------------------------------------------
TOTAL                          $   31,060         5.39%            $  38,930        5.72%          $  62,494     6.40%
======================================================================================================================
---------------------------------------------------------------------------------------------------------------------------------
                                                        HELD TO MATURITY
---------------------------------------------------------------------------------------------------------------------------------


                         Obligations of                        U.S.                     Corporate Bonds
                       States & Political                 Govt. Agency                        &
                          Subdivisions                        Debt                      Other Securities
---------------------------------------------------------------------------------------------------------------------------------
                           Amortized                        Amortized                     Amortized
Maturity (in years)          Cost          Yield               Cost       Yield              Cost          Yield       Total
---------------------------------------------------------------------------------------------------------------------------------
Within 1                  $   24,203        3.84%       $       -          -   %        $     -            -        $      30,197
After 1 but within 5             340        5.38                1,583      7.91               -            -        $      65,919
After 5 but within 10            492        5.53                -          -                  -            -        $         492
After 10                       2,800        6.50                -          -                  -            -        $      65,294
Other securities               -            -                   -          -                 3,468                  $       3,468
---------------------------------------------------------------------------------------------------------------------------------
TOTAL                     $   27,835        4.16%       $       1,583      7.91%        $    3,468                  $     165,370
=================================================================================================================================

As a member of the Federal Reserve System, the Bank owns Federal Reserve Bank stock with a book value of $638,000. Being an equity investment, the stock has no maturity. There is no public market for this investment. The last dividend was 6 percent.

As a member of the Federal Home Loan Bank of New York, the Bank owns Federal Home Loan Bank of New York stock with a book value of $2,730,000. Being an equity investment, the stock has no maturity. There is no public market for this investment. The last declared dividend was 6.75 percent.

                                 LOAN PORTFOLIO

Loans, net of unearned discounts but before the allowance for possible loan losses, totaled $727,525,000.

Consumer loans are the largest component of the Suffolk's loan portfolio. Net of unearned discounts, they totaled $309,653,000 at the end of 1999, up 8.8 percent from $284,697,000 at the year-end 1998. Consumer loans include primarily indirect, dealer-generated automobile loans. Competition among commercial banks and with captive finance companies of automobile manufacturers has reduced yields. Commercial real estate mortgages closed the year at $162,321,000, up
25.9 percent from $128,923,000 last year. Commercial and industrial loans followed at $131,429,000, up 6.5 percent from $123,463,000 at the end of 1998. As commerce on Long Island continued to expand, both commercial mortgages and loans offered the greatest opportunity for growth, although competition forced concessions on rates in order to maintain the quality of Suffolk's commercial portfolio. These loans are made to small local businesses throughout Suffolk County. Loan balances are seasonal, particularly in the Hamptons where retail inventories rise in the spring and fall by autumn.

The remaining, significant components of the loan portfolio are residential mortgages at $82,411,000, up 11.7 percent from $73,754,000, home equity loans at $20,834,000, down 5.2 percent from $21,980,000, and construction loans at $17,956,000, up 43.6 percent from $12,500,000.

The following table categorizes total loans (net of unearned discounts) at December 31: (in thousands)


----------------------------------------------------------------------------------------------------------------------------------
                                                         1999                     1998                  1997               1996
----------------------------------------------------------------------------------------------------------------------------------
Commercial, financial & agricultural loans      $       131,429       $         123,463        $      111,575      $     102,263
Commercial real estate mortgages                        162,321                 128,923               127,994            113,501
Real estate -- construction loans                        17,956                  12,500                 9,823              9,437
Residential mortgages (1st and 2nd liens)                82,411                  73,754                67,061             64,093
Home equity loans                                        20,834                  21,980                26,201             28,974
Consumer loans                                          309,653                 284,697               266,244            265,039
Lease finance                                                 -                       -                     7                 98
Other loans                                               2,921                   2,203                 2,483              1,592
----------------------------------------------------------------------------------------------------------------------------------
Total loans (net of unearned discounts)         $       727,525       $         647,520        $     611,388       $     584,997
==================================================================================================================================
------------------------------------------------------------------
                                                            1995
------------------------------------------------------------------
Commercial, financial & agricultural loans        $       78,730
Commercial real estate mortgages                          99,940
Real estate -- construction loans                          7,946
Residential mortgages (1st and 2nd liens)                 55,047
Home equity loans                                         26,869
Consumer loans                                           245,317
Lease finance                                                311
Other loans                                                1,778
------------------------------------------------------------------
Total loans (net of unearned discounts)           $      515,938
==================================================================

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

The following table shows non-accrual, past due, and restructured loans at December 31: (in thousands)



-------------------------------------------------------------------------------------------------------------------------
                                                    1999            1998            1997            1996            1995
-------------------------------------------------------------------------------------------------------------------------
Loans accruing but past due contractually
     90 days or more                          $     1,741     $     2,168     $     1,941     $       975       $   2,584
Loans not accruing interest                         1,132           1,546           2,491           3,834           5,071
Restructured loans                                    275             291             426             208             532
-------------------------------------------------------------------------------------------------------------------------
TOTAL                                         $     3,148     $     4,005     $     4,858     $     5,017     $     8,187
=========================================================================================================================


Interest on loans that are restructured or are no longer accruing interest would have amounted to about $105,000 for 1999 under the contractual terms of those loans. Suffolk records the payment of interest on such loans as a reduction of principal. Interest income recognized on restructured and non-accrual loans was immaterial for the years 1999, 1998, and 1997. Suffolk has a formal procedure for internal credit review to more precisely identify risk and exposure in the loan portfolio.

         SUMMARY OF LOAN LOSSES AND ALLOWANCE FOR POSSIBLE LOAN LOSSES

The allowance for possible loan losses is determined by continuous analysis of the loan portfolio. That analysis includes changes in the size and composition of the portfolio, historical loan losses, industry-wide losses, current and anticipated economic trends, and details about individual loans. It also includes estimates of the actual value of collateral and other possible sources of repayment. There can be no assurance that the allowance is, in fact, adequate. When a loan, in full or in part, is deemed uncollectible, it is charged against the allowance. This happens when it is well past due and the borrower has not shown the ability or intent to make the loan current, or the borrower does not have enough assets to pay the debt, or the value of the collateral is less than the balance of the loan and not likely to improve in the near future. Residential real estate and consumer loans are not analyzed individually because of the large number of loans, small balances, and historically low losses. In the future, the provision for loan losses may change as a percentage of total loans. The percentage of net charge-offs to average net loans during 1999 was 0.11, compared to 0.08 percent in 1998, and
0.11 percent during 1997. The ratio of the allowance for possible loan losses to loans, net of discounts, was 1.00 percent at the end of 1999, 1.07 percent in 1998, and 1.07 percent in 1997. The allowance for possible loan losses has seven major categories. A summary of transactions follows: (in thousands)

 -------------------------------------------------------------------------------------------------------------------------------
 YEAR ENDED DECEMBER 31,                                  1999            1998            1997            1996            1995
 -------------------------------------------------------------------------------------------------------------------------------
 ALLOWANCE FOR POSSIBLE LOAN LOSSES, JANUARY 1,     $     6,955     $     6,524     $     6,113     $     5,923     $     6,214

 LOANS CHARGED-OFF:
 Commercial, financial & agricultural loans                 320             176             278             322             346
 Commercial real estate mortgages                          -               -               -                369             271
 Real estate -- construction loans                         -               -               -                  -               -
 Residential mortgages (1st and 2nd liens)                    9               1            -                  -               -
 Home equity loans                                         -               -                 76              47              28
 Consumer loans                                             605             494             480             518             539
 Lease finance                                             -                  2            -                  -               -
 Other loans                                               -               -               -                  -               -
--------------------------------------------------------------------------------------------------------------------------------
 TOTAL CHARGE-OFFS                                  $       934     $        673            834           1,256           1,184
================================================================================================================================

                                                                               9

-----------------------------------------------------------------------------------------------------------------------------------
Loans recovered after being charged-off
-----------------------------------------------------------------------------------------------------------------------------------
Commercial, financial & agricultural loans                          22          52           35              111              89
Commercial real estate mortgages                                   -           -            -                  4              16
Real estate -- construction loans                                  -           -            -                  -               -
Residential mortgages (1st and 2nd liens)                            1           1          -                  -               -
Home equity loans                                                  -           -            -                  -               -
Consumer loans                                                     156         145          151              209             258
Lease finance                                                      -             6          -                  -               -
Other loans                                                        -           -            -                  2               -
-----------------------------------------------------------------------------------------------------------------------------------
Total recoveries                                             $     179    $    204     $    186        $     326       $     363
-----------------------------------------------------------------------------------------------------------------------------------
Net loans charged-off                                              755         469          648              930             821
Provision for possible loan losses                               1,070         900        1,059            1,120             530
-----------------------------------------------------------------------------------------------------------------------------------
Allowance for possible loan losses, December 31,             $   7,270    $  6,955     $  6,524        $   6,113       $   5,923
===================================================================================================================================

The following table presents information concerning loan balances and asset quality: (dollars in thousands)

-----------------------------------------------------------------------------------------------------------------------------------
Year ended December 31,                                           1999        1998         1997             1996            1995
-----------------------------------------------------------------------------------------------------------------------------------
Loans, net of discounts:
 Average                                                     $ 676,810    $ 619,025    $ 588,686       $  544,258      $  520,139
 At end of period                                              727,525      647,520      611,388          584,997         515,938
Non-performing assets/total loans (net of discounts)              0.22 %       0.34 %       0.04 %           1.02 %          1.33 %
Non-performing assets/total assets                                0.16         0.24         0.36             0.74            0.85
Ratio of net charge-offs/average net loans                        0.11         0.08         0.11             0.17            0.16
Net charge-offs/net loans at December 31,                         0.10         0.07         0.11             0.16            0.16
Allowance for possible loan losses/loans, net of discounts        1.00         1.07         1.07             1.05            1.15
===================================================================================================================================

                                INTEREST EXPENSE

Interest expense in 1999 was $21,121,000 down 1.6 percent from $21,464,000 the year before, which was up 2.4 percent from $20,970,000 during 1997. Most interest was paid for the deposits of individuals, businesses, and various governments and their agencies. Short-term borrowings, including federal funds purchased (short-term lending by other banks), securities sold under agreements to repurchase, and Federal Home Loan Bank borrowings were used occasionally. Short-term borrowings averaged $5,361,000 during 1999, $2,551,000 during 1998, and $7,957,000 during 1997.

                                    DEPOSITS

Average interest-bearing deposits increased to $603,728,000 in 1999, up 4.6 percent from $577,263,000 in 1998. Savings, N.O.W., and money market deposits increased during 1999, averaging $347,817,000, up 8.3 percent from 1998 when they averaged $321,143,000. Average time certificates of less than $100,000, totaled $232,254,000, up 0.5 percent from $231,143,000 in 1998. Average time certificates of $100,000 or more totaled $23,657,000, down 5.3 percent from $24,977,000, during 1998.

The following table classifies average deposits for each of the periods indicated: (in thousands)

-----------------------------------------------------------------------------------------------------------------------------------
                                              1999                            1998                          1997
-----------------------------------------------------------------------------------------------------------------------------------
                                                  Average     Average             Average     Average         Average     Average
                                                             Rate Paid                       Rate Paid                   Rate Paid
-----------------------------------------------------------------------------------------------------------------------------------
Demand deposits                            $      231,447                   $     204,664                  $   183,894
Savings deposits                                  227,906     2.59  %             197,091     2.54 %           190,301     2.59 %
N.O.W. & money market deposits                    119,911     1.70                124,052     1.91             132,804     1.99
Time certificates of $100,000 or more              23,657     4.79                 24,977     5.17              23,926     4.63
Other time deposits                               232,254     5.08                231,143     5.47             213,594     5.55
-----------------------------------------------------------------------------------------------------------------------------------
Total deposits                             $      835,175                   $     781,927                  $   744,519
===================================================================================================================================

At December 31, 1999, the remaining maturities of time certificates of $100,000 or more were as follows: (in thousands)

---------------------------------------------------------------------------------
3 months or less                                           $  12,827
Over 3 through 6 months                                        3,525
Over 6 through 12 months                                       5,772
Over 12 months                                                 1,334
---------------------------------------------------------------------------------
Total                                                      $  23,458
=================================================================================

                             SHORT-TERM BORROWINGS

Occasionally, Suffolk uses short-term funding. This includes lines of credit for federal funds with correspondent banks, retail sale-repurchase agreements, the Federal Reserve Bank discount window, and the Federal Home Loan Bank. Average balances of federal funds purchased were $1,868,000 and $1,411,000 for 1999 and 1998, respectively. Average balances of Federal Home Loan Bank borrowings were $1,188,000 during 1999 and none during 1998. Retail repurchase agreements averaged $2,305,000 during 1999 and $1,140,000 during 1998.

                                  OTHER INCOME

Other income decreased to $6,771,000 during 1999, down 16.9 percent from $8,148,000 during 1998 and up 6.6 percent $7,646,000 during 1997. Service charges on deposit accounts were up 2.8 percent from 1998 to 1999, and down
10.7 percent from 1997 to 1998. Other service charges were down 56.6 percent and up 11.2 percent for the same periods. Fiduciary fees in 1999 totaled $702,000, up 24.0 percent from 1998 when they amounted to $566,000 and up 19.4 percent from 1997, at $474,000.

                                 OTHER EXPENSE

Other expense during 1999 was $30,789,000, down 1.3 percent from 1998 when it was $31,200,000, up 3.0 percent from $30,303,000 in 1997. During 1998, equipment and other operating expense increased as the result of a conversion to a new, client-server core data-processing system during the first quarter. The primary reason for the decrease from 1998 to 1999 was the sale of a merchant services portfolio during 1998 which reduced both non-interest income and non-interest expense. Without this transaction, non-interest expense was almost flat from 1998 to 1999, while the core business grew by approximately 7 percent, resulting in a modest improvement in efficiency.

                           INTEREST RATE SENSITIVITY

Interest rate "sensitivity" is determined by the date when each asset and liability in Suffolk's portfolio can be repriced. Sensitivity increases when the interest-earning assets and interest-bearing liabilities cannot be repriced at the same time. While this analysis presents the volume of assets and liabilities repricing in each period of time, it does not consider how quickly various assets and liabilities might actually be repriced in response to changes in interest rates. Management reviews its interest rate sensitivity regularly and adjusts its asset/liability strategy accordingly. Because the interest rates of assets and liabilities vary according to their maturity, management may selectively mismatch the repricing of assets and liabilities to take advantage of temporary or projected differences between short- and long-term interest rates. The following table reflects the sensitivity of Suffolk's assets and liabilities at December 31, 1999: (dollars in thousands)

--------------------------------------------------------------------------------------------------------------------------------
                       MATURITY:                       Less than      3 to 6      7 to 12   More Than    Not Rate
                                                       3 Months       Months      Months     1 Year      Sensitive      Total
--------------------------------------------------------------------------------------------------------------------------------
INTEREST-EARNING ASSETS
--------------------------------------------------------------------------------------------------------------------------------
Domestic loans (1) (net of unearned discount)         $ 190,170     $  66,759  $ 110,497   $  356,052     $  4,047    $ 727,525
Investment securities (2)                                 3,917        24,030      7,720      126,231        3,468      165,366
--------------------------------------------------------------------------------------------------------------------------------
Total interest-earning assets                         $ 194,087     $  90,789  $ 118,217   $  482,283     $  7,515    $ 892,891
================================================================================================================================

--------------------------------------------------------------------------------------------------------------------------------
DEMAND DEPOSITS AND INTEREST-BEARING LIABILITIES
--------------------------------------------------------------------------------------------------------------------------------
Demand deposits (3)                                   $  12,186     $  12,186  $  24,372    $ 193,653     $    -      $ 242,397
N.O.W. & money market accounts (4)                        6,344         6,344     12,688      101,502          -        126,878
Borrowings                                               13,500                                                          13,500
Interest-bearing deposits (5)                            87,058        57,267     75,637      288,022          -        507,984
--------------------------------------------------------------------------------------------------------------------------------
Total demand deposits & interest-bearing
  liabilities                                         $ 119,088     $  75,797  $ 112,697  $   583,177     $    -      $ 890,759
================================================================================================================================
Gap                                                      74,999        14,992      5,520     (100,894)       7,515        2,132
================================================================================================================================
Cumulative difference between interest-earning
  assets and interest-bearing liabilities                74,999        89,991     95,511       (5,383)       2,132
================================================================================================================================
Cumulative difference/total assets                         7.65%         9.18%      9.74%       (0.55%)       0.22%
================================================================================================================================


FOOTNOTES TO INTEREST RATE SENSITIVITY

(1) Based on contractual maturity and instrument repricing date, if applicable; projected prepayments and prepayments of principal based on experience.
(2) Based on contractual maturity, and projected prepayments based on experience. FRB and FHLB stock is not considered rate-sensitive.
(3) Based on experience of historical stable core deposit relationships.
(4) N.O.W. and money market accounts are assumed to decline over a period of five years.
(5) Fixed-rate deposits and deposits with fixed pricing intervals are reflected as maturing in the period of contractual maturity. Savings accounts are assumed to decline over a period of five years.

As of December 31, 1999, interest-earning assets with maturities of less than one year exceed interest-bearing liabilities of similar maturity. This cumulative gap might result in increased net interest income if interest rates increase. If interest rates decline, net interest income might decrease.

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

                               INTEREST RATE RISK

Interest rate risk is the sensitivity of earnings to changes in interest rates. As interest rates change, interest income and expense also change, thereby changing net interest income ("NII"). NII is the primary component of Suffolk's earnings. ALCO uses a detailed and dynamic model to quantify the effect of sustained changes in interest rates on NII. While ALCO routinely monitors simulated NII sensitivity two years into the future, it uses other tools to monitor longer term interest rate risk.

The model measures the effect of changing interest rates on both interest income and interest expense for all assets and liabilities, as well as for derivative financial instruments that do not appear on the balance sheet. The results are compared to ALCO policy limits that specify a maximum effect on NII one year in the future, assuming no growth in assets or liabilities, and a 2 percent or 200 basis point (bp) change in interest rates, either upward or downward. Following is Suffolk's NII sensitivity as of December 31, 1999. Suffolk's board has approved a policy limit of 12.5 percent.

                                                      ESTIMATED NII
          RATE CHANGE                                  SENSITIVITY
          +200 basis point rate shock                     0.49%
          -200 basis point rate shock                    (0.95%)

This estimate should not be interpreted as Suffolk's forecast, and should not be considered as indicative of management's expectations for operating results. These are hypothetical estimates that are based on many assumptions including: the nature and time of changes in interest rates, the shape of the "yield curve" (variations in interest rates for financial instruments of varying maturity at a given moment in time), prepayments on loans and securities, deposit outflows, pricing on loans and deposits, the reinvestment of cash flows from assets and liabilities, among others. While these assumptions are based on management's best estimate of current economic conditions, Suffolk cannot give any assurance that these will actually predict results, nor can they anticipate how the behavior of customers and competitors may change in the future.

Factors that may affect actual results include: prepayment and refinancing of loans other than as assumed, interest rate change caps and floors, repricing intervals on adjustable rate instruments, changes in debt service on adjustable rate loans, and early withdrawal of deposits. Actual results may also be affected by actions ALCO takes in response to changes in interest rates, actual or anticipated.

When appropriate, ALCO may use off-balance-sheet instruments such as interest rate floors, caps, and swaps to hedge its position with regard to interest rate risk. The Board of Directors has approved a hedging policy statement that governs the use of such instruments. As of December 31, 1999, there were no derivative financial instruments outstanding.

The following table illustrates the contractual sensitivity to changes in interest rates of the Company's total loans, net of discounts, not including overdrafts and loans not accruing interest, together totaling $4,053,000 at December 31, 1999: (in thousands)

-----------------------------------------------------------------------------------------------
                                       After 1 but              After
INTEREST RATE PROVISION                Within 5 Years           5 Years     Total
-----------------------------------------------------------------------------------------------
Predetermined rates              $     241,002            $     23,795      $         264,797
Floating or adjustable rates            89,517                     -                   89,517
-----------------------------------------------------------------------------------------------
Total                            $     330,519            $     23,795      $         354,314
===============================================================================================

The following table illustrates the contractual sensitivity to changes in interest rates on the Company's commercial, financial, agricultural, and real estate construction loans not including non-accrual loans totaling approximately $206,000 at December 31,1999: (in thousands)

---------------------------------------------------------------------------------------------------------------------
                                          Due Within        After 1 but               After
                                           1 Year          Before 5 Years            5 Years               Total
---------------------------------------------------------------------------------------------------------------------
Commercial, financial & agricultural     $    125,327       $    17,344             $     676          $    143,347
Real estate construction                       13,646              -                       -                 13,646
---------------------------------------------------------------------------------------------------------------------
Total                                    $    138,973       $    17,344             $     676          $    156,993
=====================================================================================================================

                     ASSET/LIABILITY MANAGEMENT & LIQUIDITY

The asset/liability management committee reviews Suffolk's financial performance and compares it to the asset/liability management policy. The committee includes two outside directors, executive management, the comptroller, and the heads of commercial lending, retail lending, and retail banking. It uses computer simulations to quantify interest rate risk and to project liquidity. The simulations also help the committee to develop contingent strategies to increase net-interest income. The committee always assesses the impact of any change in strategy on Suffolk's ability to make loans and repay deposits. Only strategies and policies that meet regulatory guidelines and that are appropriate under the economic and competitive circumstances are considered by the committee. Suffolk has not used forward contracts or interest rate swaps to manage interest rate risk.

               READINESS FOR THE YEAR 2000 AND ACTUAL EXPERIENCE

Well in advance of December 31, 1999, Suffolk established a formal program to identify and assess the effect of the year 2000 on its software, hardware, and Suffolk's business. Much of Suffolk's data-processing is done by outside vendors, and Suffolk was dependent on them to evaluate and address problems that may arise when computers cannot distinguish between the years with the same final two digits in the current century and in the next. Based on its experience since January 1, 2000, management believes that these vendors modified both software and hardware successfully as no operating problems related to the date have occurred. The expense of modifying systems to identify the year 2000 correctly did not have a significant effect on Suffolk's results of operation, financial condition, or liquidity, in 1999, nor is it expected to affect results in the future.

                               CAPITAL RESOURCES

Primary capital, including stockholders' equity, not including the net unrealized gain on securities available for sale, net of tax, and the allowance for possible loan losses, amounted to $86,442,000 compared to $78,768,000 at year-end 1998 and $71,210,000 at year-end 1997. During 1999, Suffolk repurchased 25,276 shares for an aggregate price of $674,000. Management determined that this would increase leverage while preserving capital ratios well above regulatory requirements.

The following table presents Suffolk's capital ratio, and other related ratios, for each of the past five years: (dollars in thousands)

-------------------------------------------------------------------------------------------------------------------------------
                                                                   1999(1)     1998(1)     1997(1)     1996(1)     1995(1)
-------------------------------------------------------------------------------------------------------------------------------
Primary capital at year-end                                     $  86,442    $ 78,768   $  71,210   $  78,405   $  75,271
Primary capital at year-end as a percentage of year-end:
  Total assets plus allowance for possible loan losses               8.75%       8.60%       8.17%       9.67%       9.27%
  Loans, net of unearned discounts                                  11.88%      12.16%      11.65%      13.40%      14.59%
  Total deposits                                                     9.85%       9.53%       9.16%      10.95%      10.35%
===============================================================================================================================

(1) Capital ratios do not include the effect of SFAS No. 115 "Accounting for Certain Investments in Debt and Investment Securities."

Suffolk measures how effectively it uses capital by two widely accepted performance ratios -- return on average assets and return on average common stockholders' equity. The returns in 1999 on average assets of 1.41 percent and average common equity of 17.91 percent increased from 1998 when returns were 1.37 percent and 17.66 percent, respectively.

All dividends must conform to applicable statutory requirements. Suffolk Bancorp's ability to pay dividends depends on The Suffolk County National Bank's ability to pay dividends. Under 12 USC 56-9, a national bank may not pay a dividend on its common stock if the dividend would exceed net undivided profits then on hand. Further, under 12 USC 60, a national bank must obtain prior approval from the Office of the Comptroller of the Currency to pay dividends on either common or preferred stock that would exceed the bank's net profits for the current year combined with retained net profits (net profits minus dividends paid during that period) of the prior two years. The amount currently available is approximately $13,227,000.

                   RISK-BASED CAPITAL AND LEVERAGE GUIDELINES

The Federal Reserve Bank's risk-based capital guidelines call for bank holding companies to require minimum ratios of capital to risk-weighted assets, which include certain off-balance sheet activities, such as standby letters of credit. The guidelines define capital as being "core," or "Tier 1," capital, which includes common stockholders' equity; a limited amount of perpetual preferred stock; minority interest in unconsolidated subsidiaries, less goodwill; or "supplementary" or "Tier 2" capital, which includes subordinated debt, redeemable preferred stock, and a limited amount of the allowance for possible loan losses. All bank holding companies must meet a minimum ratio of total qualifying capital to risk-weighted assets of 8.00 percent, of which at least 4.00 percent should be in the form of Tier 1 capital. At December 31, 1999, Suffolk's ratios of core capital and total qualifying capital (core capital plus Tier 2 capital) to risk-weighted assets were 10.15 percent and
11.05 percent, respectively.

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

In June of 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133." This statement deferred the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000, with early application encouraged. Suffolk is in the process of determining the impact, if any, the implementation of SFAS No. 133 and SFAS No. 137 will have on its results of operations.

                        BUSINESS RISKS AND UNCERTAINTIES

This annual report contains some statements that look to the future. These statements may be based on assumptions and are subject to a variety of risks and uncertainties. Suffolk's actual results of operations could differ materially from what the reader may infer from this report. Because Suffolk is in the commercial banking business, it is sensitive to two primary factors. They are that (1) interest rates could change more quickly or by a greater amount than management expects; and (2) the economy could change in an unexpected way that would affect either the demand for loans or the ability of borrowers to repay or to make deposits, as well as their willingness to pay for other banking services. Further, it could take Suffolk longer than anticipated to implement its strategic plans to increase revenue and manage non-interest expense, or it may not be possible to implement those plans at all. Finally, new and unanticipated legislation, regulation, or accounting standards may require Suffolk to change its practices in ways that materially change the results of operation.

                     CONSOLIDATED STATEMENTS OF CONDITION
                                                                                                    December 31,

                                                                                            1999                1998
ASSETS
Cash and Due From Banks                                                                   $ 53,452,328          $ 58,298,278
Federal Funds Sold                                                                                 -              17,800,000
Investment Securities:
  Available for Sale, at Fair Value                                                        132,483,969           129,347,697
  Held to Maturity (Fair Value of $32,723,000 and $22,015,000, respectively)
    U.S. Government Agency Obligations                                                       1,583,659             2,381,588
    Obligations of States and Political Subdivisions                                        27,834,795            16,231,220
    Corporate Bonds and Other Securities                                                     3,467,949             3,240,249
                                                                                          ------------          ------------
Total Investment Securities                                                                165,370,372           151,200,754

Total Loans                                                                                728,620,876           649,006,822
Less: Unearned Discounts                                                                     1,095,396             1,486,875
      Allowance for Possible Loan Losses                                                     7,270,063             6,954,993
                                                                                          ------------          ------------
Net Loans
                                                                                           720,255,417           640,564,954
Premises and Equipment, Net                                                                 14,344,706            15,249,549
Other Real Estate Owned, Net                                                                   202,889               340,962
Accrued Interest Receivable, Net                                                             5,870,990             5,364,743
Excess of Cost Over Fair Value of Net Assets Acquired                                        1,538,309             1,900,241
Other Assets                                                                                19,763,933            18,712,805
                                                                                          ------------          ------------
  TOTAL ASSETS                                                                            $980,798,944          $909,432,286
                                                                                          ============          ============

LIABILITIES & STOCKHOLDERS' EQUITY
Demand Deposits                                                                           $242,396,732          $234,048,398
Savings, N.O.W.'s and Money Market Deposits                                                369,920,992           333,098,106
Time Certificates of $100,000 or more                                                       23,458,239            25,861,028
Other Time Deposits                                                                        241,526,628           233,556,330
                                                                                          ------------          ------------
  Total Deposits                                                                           877,302,591           826,563,862

Federal Home Loan Bank Borrowings                                                           13,500,000                   -
Dividend Payable on Common Stock                                                             1,273,142             1,096,804
Accrued Interest Payable                                                                     2,462,829             2,866,853
Other Liabilities                                                                            8,926,158             7,058,968
                                                                                          ------------          ------------
  TOTAL LIABILITIES                                                                        903,464,720           837,586,487
                                                                                          ------------          ------------

Commitments and Contingent Liabilities (see note 10)

STOCKHOLDERS' EQUITY
Common Stock (par value $2.50; 15,000,000 shares authorized, 6,055,580
  and 6,080,856 shares outstanding at December 31, 1999 & 1998, respectively)               19,026,050            19,026,050
Surplus                                                                                     18,456,432            18,456,432
Undivided Profits                                                                           45,576,295            38,155,116
Treasury Stock at Par (1,554,840 shares and 1,529,564 shares, respectively)                 (3,887,104)           (3,823,914)
Accumulated Other Comprehensive Income (Loss), Net of Tax                                   (1,837,449)               32,115
                                                                                          ------------          ------------
  TOTAL STOCKHOLDERS' EQUITY                                                                77,334,224            71,845,799
                                                                                          ------------          ------------
  TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                                                $980,798,944          $909,432,286
                                                                                          ============          ============
See accompanying notes to consolidated financial statements.

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                                 For the Years ended December 31,

                                                                       1999                 1998                   1997
INTEREST INCOME
Federal Funds Sold                                           $           976,553  $          1,547,366   $         1,128,226
United States Treasury Securities                                      2,520,067             5,275,913             6,248,190
Obligations of States and Political Subdivisions (tax exempt)            736,671               668,630               489,265
U.S. Government Agency Obligations                                     2,235,815             1,789,543             1,597,169
Mortgage-Backed Securities                                             1,849,481                   -                     -
Corporate Bonds and Other Securities                                     225,019                38,271                38,271
Loans                                                                 59,364,038            56,554,262            54,627,628
                                                             --------------------  --------------------  --------------------
  Total Interest Income                                               67,907,644            65,873,985            64,128,749

INTEREST EXPENSE
Savings, N.O.W.'s and Money Market Deposits                            7,938,325             7,373,572             7,566,736
Time Certificates of $100,000 or more                                  1,132,984             1,292,356             1,106,956
Other Time Deposits                                                   11,793,155            12,645,571            11,858,867
Federal Funds Purchased                                                  205,121               152,771               100,377
Interest on Other Borrowings                                              50,965                   -                 336,833
                                                             --------------------  --------------------  --------------------
  Total Interest Expense                                              21,120,550            21,464,270            20,969,769

  Net Interest Income                                                 46,787,094            44,409,715            43,158,980
Provision for Possible Loan Losses                                     1,070,000               900,000             1,059,000
                                                             --------------------  --------------------  --------------------
Net Interest Income After Provision for Possible Loan Losses          45,717,094            43,509,715            42,099,980

OTHER INCOME
Service Charges on Deposit Accounts                                    4,063,678             3,954,639             4,427,931
Other Service Charges, Commissions & Fees                              1,186,676             2,733,446             2,457,955
Fiduciary Fees                                                           701,800               565,628               474,000
Other Operating Income                                                   819,191               894,707               286,301
                                                             --------------------  --------------------  --------------------
  Total Other Income                                                   6,771,345             8,148,420             7,646,187

OTHER EXPENSE
Salaries & Employee Benefits                                          17,048,043            16,533,586            16,368,974
Net Occupancy Expense                                                  2,391,873             2,487,646             2,528,459
Equipment Expense                                                      2,375,113             2,316,824             2,087,664
Outside Services                                                       1,623,096             2,486,712             2,688,718
FDIC Assessments                                                          95,977                90,379                87,954
Amortization of Excess Cost
  Over Fair Value of Net Assets Acquired                                 361,932               361,932               361,932
Other Operating Expense                                                6,892,988             6,922,516             6,179,108
                                                             --------------------  --------------------  --------------------
  Total Other Expense                                                 30,789,022            31,199,595            30,302,809

Income Before Provision for Income Taxes                              21,699,417            20,458,540            19,443,358
Provision for Income Taxes                                             8,570,356             8,555,575             8,140,801
                                                             --------------------  --------------------  --------------------
NET INCOME                                                   $        13,129,061  $         11,902,965   $        11,302,557
                                                             --------------------  --------------------  --------------------
                        Average:  Common Shares Outstanding            6,068,778             6,094,826             6,306,299
                                     Dilutive Stock Options                6,907                 9,097                   609
                                                             --------------------  --------------------  --------------------
           Average Total Common Shares and Dilutive Options            6,075,685             6,103,923             6,306,908

EARNINGS PER COMMON SHARE                             Basic  $              2.16  $               1.95   $              1.79
                                                    Diluted  $              2.16  $               1.95   $              1.79

See accompanying notes to consolidated financial statements.

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                                                 Accumulated
                                                                                                              Other Comprehensive
                                                                                                                   Income,
                                           Common                            Undivided        Treasury             (Loss)
                                           Stock                 Surplus     Profits          Stock              Net of Tax
---------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1996                  $19,026,050     $18,456,432     $ 37,353,193   $  (2,543,825)  $     457,726

Net Income                                        -               -           11,302,557            -                -

Return of Dividend, Prior Period                  -               -                2,000            -                -

Dividend                                          -               -           (4,332,886)           -                -

Purchase of Treasury Stock                        -               -          (13,333,170)     (1,243,839)            -

Net Change in Unrealized Gain on
  Securities Available for Sale                   -               -                -                -             (3,771)

Comprehensive Income
---------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1997                   19,026,050      18,456,432       30,991,694      (3,787,664)        453,955

Net Income                                        -                -          11,902,965           -                 -

Dividend                                          -                -          (4,388,296)          -                 -

Purchase of Treasury Stock                        -                -            (351,247)        (36,250)            -

Net Change in Unrealized Gain on
  Securities Available for Sale                   -                -               -               -            (421,840)

Comprehensive Income
---------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1998                  $19,026,050     $18,456,432     $ 38,155,116   $  (3,823,914)  $      32,115

Net Income                                        -                -          13,129,061           -                 -

Dividend                                          -                -          (5,096,978)          -                 -

Purchase of Treasury Stock                        -                -            (610,904)        (63,190)            -

Net Change in Unrealized Gain (Loss) on
Securities Available for Sale                     -                -                    -          -         (1,869,564)

Comprehensive Income
---------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1999                  $19,026,050     $18,456,432     $ 45,576,295   $  (3,887,104)  $ (1,837,449)





                                                                Comprehensive
                                                 Total              Income
-----------------------------------------------------------------------------
Balance, December 31, 1996                 $ 72,749,576

Net Income                                   11,302,557         $ 11,302,557

Return of Dividend, Prior Period                  2,000

Dividend                                     (4,332,886)

Purchase of Treasury Stock                  (14,577,009)

Net Change in Unrealized Gain on
  Securities Available for Sale                  (3,771)             (3,771)
                                                                -----------
Comprehensive Income                                            $11,298,786
-----------------------------------------------------------------------------
Balance, December 31, 1997                   65,140,467

Net Income                                   11,902,965         $11,902,965

Dividend                                     (4,388,296)

Purchase of Treasury Stock                     (387,497)

Net Change in Unrealized Gain on
  Securities Available for Sale                (421,840)           (421,840)
                                                                -----------
Comprehensive Income                                            $11,481,125
-----------------------------------------------------------------------------
Balance, December 31, 1998                 $ 71,845,799

Net Income                                   13,129,061         $13,129,061

Dividend                                     (5,096,978)

Purchase of Treasury Stock                     (674,094)

Net Change in Unrealized Gain (Loss) on
  Securities Available for Sale              (1,869,564)         (1,869,564)
                                                                -----------
Comprehensive Income                                            $11,259,497
-----------------------------------------------------------------------------
Balance, December 31, 1999                 $ 77,334,224

See accompanying notes to consolidated financial statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                               For the Years ended December 31,

CASH FLOWS FROM OPERATING ACTIVITIES                                    1999                 1998                 1997
NET INCOME                                                        $  13,129,061        $  11,902,965         $ 11,302,557
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH
  Provision for Possible Loan Losses                                  1,070,000              900,000            1,059,000
  Depreciation and Amortization                                       2,073,649            1,936,784            1,336,273
  Amortization of Cost Over Fair Value of Net Assets Acquired           361,932              361,932              361,932
  Accretion of Discounts                                               (757,095)          (1,013,601)            (829,589)
  Amortization of Premiums                                              721,463              206,152              291,941
  (Increase) Decrease in Accrued Interest Receivable                   (506,247)             183,159             (325,719)
  Increase in Other Assets                                           (1,006,128)          (2,117,516)            (722,360)
  (Decrease) Increase in Accrued Interest Payable                      (404,024)            (207,789)           1,495,291
  Increase (Decrease) in Income Taxes Payable                         1,192,942             (642,355)                   -
  Increase (Decrease) in Other Liabilities                              850,587          (10,304,608)           7,261,522
                                                                     ----------           -----------           ----------
        Net Cash Provided by Operating Activities                    16,726,140            1,205,123            21,230,848
                                                                     ----------           -----------           ----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Principal Payments on Investment Securities                           894,423            4,710,692            4,898,415
  Maturities of Investment Securities; Available for Sale            15,932,250          102,815,000           45,500,000
  Purchases of Investment Securities; Available for Sale            (27,757,283)        (111,244,932)         (61,253,203)
  Maturities of Investment Securities; Held to Maturity             109,000,000           16,620,750           16,333,259
  Purchases of Investment Securities; Held to Maturity             (115,372,114)         (17,089,190)         (16,520,750)
  Loan Disbursements and Repayments, Net                            (79,637,629)         (36,397,474)         (27,528,198)
  Purchases of Premises and Equipment, Net                           (1,168,806)          (1,004,681)          (4,316,746)
  Disposition of Other Real Estate Owned                                 93,073              350,856            1,795,018
                                                                    -----------          -----------           ------------
        Net Cash Used in Investing Activities                       (98,016,086)         (41,238,979)         (41,092,205)
                                                                    -----------          -----------           ------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net Increase in Deposit Accounts                                   50,738,729           48,969,042           66,577,164
  Increase (Decrease) in Federal Funds Purchased                     13,500,000                    -           (7,200,000)
  Dividends Paid to Shareholders                                     (4,920,639)          (4,388,656)          (4,323,549)
  Treasury Shares Acquired                                             (674,094)            (387,497)         (14,577,009)
                                                                    -----------          -----------          ------------
        Net Cash Provided by Financing Activities                    58,643,996           44,192,889           40,476,606
                                                                    -----------          -----------          ------------
        Net (Decrease) Increase in Cash and  Cash Equivalents       (22,645,950)           4,159,033           20,615,249
         Cash and Cash Equivalents Beginning of Year                 76,098,278           71,939,245           51,323,996
                                                                    -----------          -----------           ----------
         Cash and Cash Equivalents End of Year                    $  53,452,328        $  76,098,278         $ 71,939,245
                                                                    ===========          ===========           ----------
Supplemental Disclosure of Cash Flow Information
  Cash Received During the Year for Interest                      $  67,401,397        $  66,057,144         $ 63,803,030
                                                                    ===========          ===========          ==========
  Cash Paid During the Year for:
  Interest                                                        $  21,524,575        $  21,672,059         $ 19,474,478
  Income Taxes                                                        7,078,929            9,197,930            8,863,325
                                                                    -----------          -----------         ------------
        Total Cash Paid During Year for Interest & Income Taxes   $  28,603,504        $  30,869,989         $ 28,337,803
                                                                    ===========          ===========          ===========
  Non-Cash Investing and Financing (loans re-classified as
     "other real estate owned," including foreclosures)           $     138,073        $      94,848         $   453,414
  Decrease in Market Value of Investments                            (3,059,888)            (712,129)             (6,392)
  Decrease in Deferred Tax Liability Related to Market Value
     of Investments Available for Sale                                1,299,189              291,973                2,621
  Dividends Declared But Not Paid                                     1,273,142            1,096,804            1,097,164

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

(A) CONSOLIDATION -- The consolidated financial statements include the accounts of Suffolk and its wholly owned subsidiary, The Suffolk County National Bank (the "Bank"). In 1998, the Bank formed a Real Estate Investment Trust named Suf folk Greenway, Inc. All intercompany transactions have been eliminated in consolidation.

(B) INVESTMENT SECURITIES -- Suffolk reports debt securities and mortgage-backed securities in one of the following categories: (i) "held to maturity" (management has the intent and ability to hold to maturity), which are to be reported at amortized cost; (ii) "trading" (held for current resale), which are to be reported at fair value, with unrealized gains and losses included in earnings; and (iii) "available for sale" (all other debt securities and mortgage-backed securities), which are to be reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity. Accordingly, Suffolk classified all of its holdings of debt securities and mortgage-backed securities as either "held to maturity," or "available for sale." At the time a security is purchased, a determination is made as to the appropriate classification.

Premiums and discounts on debt and mortgage-backed securities are amortized as expense and accreted as income over the estimated life of the respective security using a method that approximates the level-yield method. Gains and losses on the sales of investment securities are recognized upon realization, using the specific identification method and shown separately in the consolidated statements of income.

(C) LOANS AND LOAN INTEREST INCOME RECOGNITION -- Loans are stated at the principal amount outstanding. Interest on loans not made on a discounted basis is credited to income, based upon the principal amount outstanding during the period. Unearned discounts on installment loans are credited to income using methods that approximate a level yield. Recognition of interest income is discontinued when reasonable doubt exists as to whether interest due can be collected. Loans generally no longer accrue interest when 90 days past due. When a loan is placed on non-accrual status, all interest previously accrued in the current year, but not collected, is reversed against current year interest income. Any interest accrued in prior years is charged against the allowance for possible loan losses. Loans and leases start accruing interest again when they become current as to principal and interest, and when, in the opinion of management, the loans can be collected in full.

(D) ALLOWANCE FOR POSSIBLE LOAN LOSSES -- The balance of the Allowance for Possible Loan Losses is determined by management's estimate of the amount of financial risk in the loan portfolio and the likelihood of loss. The analysis also considers the Bank's loan loss experience and may be adjusted in the future depending on economic conditions. Additions to the Allowance are made by charges to expense, and actual losses, net of recoveries, are charged to the Allowance. Regulatory examiners may require the Bank to add to the allowance based upon their judgment of information available to them at the time of their examination.

In accordance with Statement of Financial Accounting Standards No. 114 ("SFAS 114"), titled "Accounting by Creditors for Impairment of a Loan," as amended by Statement No. 118, titled "Accounting by Creditors for Impairment of Loan-Income Recognition and Disclosures," an allowance is maintained for impaired loans to reflect the difference, if any, between the principal balance of the loan and the present value of projected cash flows, observable fair value, or collateral value. SFAS 114 defines an impaired loan as a loan for which it is probable that the lender will not collect all amounts due under the contractual terms of the loan.

(E) PREMISES AND EQUIPMENT -- Premises and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation is calculated by the declining-balance or straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized using the straight-line method over the term of the lease or the estimated life of the asset, whichever is shorter.

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

(G) EXCESS OF COST OVER FAIR VALUE OF NET ASSETS ACQUIRED -- The excess of cost over fair value of net assets acquired (goodwill) is being amortized over ten years.
                                                                              19

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

(I) SUMMARY OF RETIREMENT BENEFITS ACCOUNTING -- Suffolk's retirement plan is noncontributory and covers substantially all eligible employees. The plan conforms to the provisions of the Employee Retirement Income Security Act of 1974, as amended. Suffolk's policy is to accrue for all pension costs and to fund the maximum amount allowable for tax purposes. Actuarial gains and losses that arise from changes in assumptions concerning future events are amortized over a period that reflects the long-term nature of pension expense used in estimating pension costs.

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

(M) Earnings Per Share -- Basic earnings per share is computed by dividing net income by the number of weighted average shares outstanding during the period. Diluted earnings per share reflect the dilution that would occur if stock options were exercised in return for common stock that would then share in Suffolk's earnings. It is computed by dividing net income by the sum of the weighted-average number of common shares outstanding and the weighted-average number of stock options exercisable during the period. Suffolk has no other securities that could be converted into common stock, nor any contracts that would result in the issuance of common stock.

(N) COMPREHENSIVE INCOME -- Comprehensive income includes net income and all other changes in equity during a period except those resulting from investments by owners and distributions to owners. Other comprehensive income includes revenues, expenses, gains, and losses that under generally accepted accounting principles are included in comprehensive income but excluded from net income.

Comprehensive income and accumulated other comprehensive income are reported net of related income taxes. Accumulated other comprehensive income for the Bank consists solely of unrealized holding gains or losses on available-for-sale securities.

(O) RECLASSIFICATION OF PRIOR YEAR CONSOLIDATED FINANCIAL STATEMENTS -- Certain reclassifications have been made to the prior year's consolidated financial statements that conform with the current year's presentation.

NOTE 2 -- INVESTMENT SECURITIES

The amortized cost, estimated fair values, and gross unrealized gains and losses of Suffolk's investment securities available for sale and held to maturity at December 31, 1999 and 1998 were: (in thousands)

-----------------------------------------------------------------------------------------------------
                                                                            1999
-----------------------------------------------------------------------------------------------------
                                                         Estimated          Gross        Gross
                                        Amortized           Fair          Unrealized   Unrealized
                                           Cost            Value            Gains        Losses
-----------------------------------------------------------------------------------------------------

Available for sale:
  U.S. Treasury securities                $ 31,329       $ 31,060          $   -       $   (269)
  U.S. gov't. agency debt                   40,217         38,930              -         (1,287)
  Collateralized mortgage obligations       64,053         62,494              8         (1,567)
-----------------------------------------------------------------------------------------------------
Balance at end of year                     135,599        132,484              8         (3,123)
-----------------------------------------------------------------------------------------------------
Held to maturity:
  Obligations of states and
    political subdivisions                  27,835         27,658              7           (184)
  U.S. govt. agency obligations              1,583          1,597             14              -
Other securities                             3,468          3,468              -              -
-----------------------------------------------------------------------------------------------------
Balance at end of year                      32,886         32,723             21           (184)
-----------------------------------------------------------------------------------------------------
Total investment securities               $168,485       $165,207          $  29       $ (3,307)
=====================================================================================================

-------------------------------------------------------------------------------------------------
                                                                          1998
-------------------------------------------------------------------------------------------------
                                                        Estimated         Gross          Gross
                                        Amortized          Fair         Unrealized     Unrealized
                                           Cost           Value           Gains          Losses
-------------------------------------------------------------------------------------------------

Available for sale:
  U.S. Treasury securities               $ 66,777       $ 67,023       $    246       $      -
  U.S. gov't. agency debt                  43,421         43,366             61           (116)
  Collateralized mortgage obligations      19,093         18,959             16           (150)
-------------------------------------------------------------------------------------------------
Balance at end of year                    129,291        129,348            323           (266)
-------------------------------------------------------------------------------------------------
Held to maturity:
  Obligations of states and
    political subdivisions                 16,231         16,315             84              -
  U.S. govt. agency obligations             2,382          2,460             78              -
Other securities                            3,240          3,240              -              -
-------------------------------------------------------------------------------------------------
Balance at end of year                     21,853         22,015            162              -
-------------------------------------------------------------------------------------------------
Total investment securities              $151,144       $151,363       $    485       $   (266)
=================================================================================================


U.S. government agency obligations are mortgage-backed securities, which represent participating interest in pools of first mortgage loans. The amortized cost, maturities, and approximate fair value at December 31, 1999 are as follows: (in thousands)

---------------------------------------------------------------------------------------------------------------------
                                             Available for Sale
---------------------------------------------------------------------------------------------------------------------
                                                            U.S.                         Collateralized
                          U.S. Treasury                 Govt. Agency                        Mortgage
                            Securities                      Debt                         Obligations(1)
---------------------------------------------------------------------------------------------------------------------
                            Amortized         Fair        Amortized         Fair           Amortized        Fair
Maturity (in years)            Cost           Value          Cost           Value             Cost          Value
---------------------------------------------------------------------------------------------------------------------
Within 1                    $  6,003       $  5,994       $      -        $      -          $      -       $       -
After 1 but within 5          25,326         25,066         40,217          38,930                 -               -
After 5 but within 10              -              -              -               -                 -               -
After 10                           -              -              -               -            64,053          62,494
Other Securities                   -              -              -               -                 -               -
---------------------------------------------------------------------------------------------------------------------
Total                       $ 31,329       $ 31,060       $ 40,217        $ 38,930          $ 64,053        $ 62,494
=====================================================================================================================

--------------------------------------------------------------------------------------------------------------------------------
                                                                       Held to Maturity
--------------------------------------------------------------------------------------------------------------------------------
                           Obligations of                       U.S.                                                    Total
                         States & Political                 Govt. Agency                    Other                     Amortized
                            Subdivisions                    Obligations                   Securities                     Cost
--------------------------------------------------------------------------------------------------------------------------------
                             Amortized        Fair            Amortized       Fair        Amortized        Fair
Maturity (in years)             Cost          Value              Cost         Value         Cost           Value
--------------------------------------------------------------------------------------------------------------------------------
Within 1                      $ 24,203       $ 24,146         $      -       $    -        $     -       $      -       $ 30,206
After 1 but within 5               340            342            1,583        1,597              -              -       $ 67,466
After 5 but within 10              492            488                -            -              -              -       $    492
After 10                         2,800          2,682                -            -              -              -       $ 66,853
Other Securities                     -              -                -            -          3,468          3,468       $  3,468
--------------------------------------------------------------------------------------------------------------------------------
Total                         $ 27,835       $ 27,658         $  1,583     $  1,597       $  3,468       $  3,468       $168,485
================================================================================================================================

(1) Maturities shown are stated maturities. Securities backed by mortgages are expected to have substantial periodic prepayments resulting in weighted average lives considerably less than what would be surmised from the table above.

As a member of the Federal Reserve system, the Bank owns Federal Reserve Bank Stock with a book value of $638,000. The stock has no maturity and there is no public market for the investment.

As a member of the Federal Home Loan Bank of New York, the bank owns Federal Home Loan Bank of New York stock with a book value of $2,730,000. The stock has no maturity and there is no public market for the investment.

Actual maturities of U.S. government agency obligations will differ from contractual maturities because the mortgage-loan borrowers have the right to prepay obligations with or without penalties and because the issuer can call the security before it is due.

At December 31, 1999 and 1998, investment securities carried at $108,000,000 and $96,007,000, respectively, were pledged to secure trust deposits and public funds on deposit. No securities have been sold during the past three years.

NOTE 3 -- LOANS

At December 31, 1999 and 1998, loans included the following: (in thousands)

------------------------------------------------------------------------------------------------
                                                         1999                         1998
------------------------------------------------------------------------------------------------
 Commercial, financial, and agricultural                    $131,429                  $123,463
 Commercial real estate                                      162,321                   128,923
 Real estate construction loans                               17,956                    12,500
 Residential mortgages (1st and 2nd liens)                    82,411                    73,754
 Home equity loans                                            20,834                    21,980
 Consumer loans                                              310,748                   286,184
 Lease finance                                                     -                         -
 Other loans                                                   2,921                     2,203
------------------------------------------------------------------------------------------------
                                                             728,620                   649,007
 Unearned discounts                                           (1,095)                   (1,487)
 Allowance for possible loan losses                           (7,270)                   (6,955)
------------------------------------------------------------------------------------------------
 Balance at end of year                                     $720,255                  $640,565
================================================================================================

Restructured loans, loans not accruing interest, and loans contractually past due 90 days or more with regard to payment of principal and/or interest amounted to $3,148,000 and $4,005,000 at December 31, 1999 and 1998,
respectively. Interest on loans that have been restructured or are no longer accruing interest would have amounted to $105,000 during 1999, $143,000 during 1998, and $256,000 during 1997, under the contractual terms of those loans. Interest income recognized on restructured and non-accrual loans was immaterial for the years 1999, 1998, and 1997.

Suffolk makes loans to its directors and executives, as well as to other related parties in the ordinary course of its business. Loans made to directors and executives, either directly or indirectly, which exceed $60,000 in aggregate for any one director, totaled $6,336,000 and $12,164,000 at December 31, 1999 and 1998, respectively. Unused portions of lines of credit to directors and executives, directly or indirectly, totaled $8,197,000 and $1,862,000. New loans totaling $31,612,000 were granted and payments of $37,140,000 were received during 1999.

NOTE 4 -- ALLOWANCE FOR POSSIBLE LOAN LOSSES

An analysis of the changes in the Allowance for Possible Loan Losses follows:
(in thousands)

--------------------------------------------------------------------------------
                                            1999           1998           1997
--------------------------------------------------------------------------------
 Balance at beginning of year            $ 6,955        $ 6,524        $ 6,113
 Provision for possible loan losses        1,070            900          1,059
 Loans charged-off                          (934)          (673)          (834)
 Recoveries on loans                         179            204            186
--------------------------------------------------------------------------------
 Balance at end of year                  $ 7,270        $ 6,955        $ 6,524
================================================================================



At December 31, 1999 and 1998, respectively, the Bank's recorded investment in impaired loans and the related valuation allowance calculated under SFAS No. 114 and SFAS No. 118 are as follows: (in thousands)

-------------------------------------------------------------------------------
                                              1999                    1998
-------------------------------------------------------------------------------
 Recorded investment                        $     170              $     426
 Valuation allowance                               98                    294
-------------------------------------------------------------------------------

This allowance is included in the allowance for loan losses on the statements of condition.

The average investment in impaired loans in 1999 was $401,000, compared to $599,000 in 1998.

NOTE 5 -- PREMISES AND EQUIPMENT

The following table details premises and equipment: (in thousands)


--------------------------------------------------------------------------------------------------
                                                    1999                               1998
--------------------------------------------------------------------------------------------------
 Land                                          $      3,333                       $      3,333
 Premises                                             7,791                              7,911
 Furniture, fixtures & equipment                     17,337                             16,296
 Leasehold improvements                               1,292                              1,122
--------------------------------------------------------------------------------------------------
                                                     29,753                             28,662
 Accumulated depreciation
   and amortization                                 (15,408)                           (13,412)
--------------------------------------------------------------------------------------------------
 Balance at end of year                        $     14,345                       $     15,250
==================================================================================================

Depreciation and amortization charged to operations amounted to $2,074,000, $1,937,000, and $1,336,000 during
1999, 1998, and 1997, respectively.

NOTE 6 -- SHORT-TERM BORROWINGS

Presented below is information concerning short-term interest-bearing liabilities, principally Federal Home Loan Bank Borrowings, and Securities Sold Under Agreements to Repurchase, with maturities of less than one year, and their related weighted-average interest rates for the year 1999 and 1998: (dollars in thousands)

------------------------------------------------------------------------
                                                   1999         1998
------------------------------------------------------------------------
 Daily average outstanding                        $ 5,361       $ 2,551
 Total interest cost                                  256           153
 Average interest rate paid                          4.78%         5.99%
 Maximum amount outstanding at any
      month-end                                   $40,616       $ 4,500
 December 31, balance                              13,500             -
 Weighted-average interest rate
      on balances outstanding at December 31         5.10%            -
========================================================================


Suffolk has no assets pledged as collateral to the Federal Reserve Bank as of December 31, 1999. Assets pledged as collateral to the Federal Home Loan Bank as of December 31, 1999 totaled $16,505,000.

NOTE 7 -- STOCKHOLDERS' EQUITY

Suffolk has a Dividend Reinvestment Plan. Stockholders can reinvest dividends in common stock of Suffolk at a 3 percent discount from market value on newly issued shares. Share holders may also make additional cash purchases. No shares were issued in 1999, 1998, or 1997.

At the end of December 31, 1999, Suffolk has a Stock Option Plan ("the Plan") under which 600,000 shares of Suffolk's common stock were reserved for issuance to key employees. Options are awarded by a committee appointed by the Board of Directors. The Plan provides that the option price shall not be less than the fair value of the common stock on the date the option is granted. All options are exercisable for a period of ten years or less. The Plan provides for the grant of stock appreciation rights which the holder may exercise instead of the underlying option. When the stock appreciation right is exercised, the underlying option is canceled. The optionee receives shares of common stock with a fair market value equal to the excess of the fair value of the shares subject to the option at the time of exercise (or the portion thereof so exercised) over the aggregate option price of the shares set forth in the option agreement. The exercise of stock appreciation rights is treated as the exercise of the underlying option.

Options vest after one year and expire after ten years. The following table presents the options granted, exercised, or expired during each of the past three years:

----------------------------------------------------------------
                                  Shares      Wtd. Avg. Exercise
----------------------------------------------------------------
Balance at December 31, 1996         27,800        $19.50
Options granted                       9,500         30.00
Options exercised                         -             -
Options expired or terminated        (2,600)        19.50
----------------------------------------------------------------
Balance at December 31, 1997         34,700         22.37
Options granted                           -             -
Options exercised                         -             -
Options expired or terminated             -             -
----------------------------------------------------------------
Balance at December 31, 1998         34,700         22.37
Options granted                      11,000         26.25
Options exercised                         -             -
Options expired or terminated             -             -
----------------------------------------------------------------
Balance at December 31, 1999         45,700        $23.30
================================================================

Options outstanding at December 31, 1999 have a weighted-average exercise price of $23.30 and a remaining contractual life of 8.09 years; 34,700 of these options were exercisable. The weighted-average, fair value of the options granted during 1999 was $5.26. The fair value of each option was estimated on the date granted using the Black-Scholes option pricing model. The following weighted-average assumptions were used for grants in 1999: risk-free interest rate of 4.63 percent; expected dividend yield of 3.42 percent; expected life of ten years; and expected volatility of 20.70 percent. The weighted-average, fair value of the options granted during 1997 was $9.39. The fair value of each option was estimated on the date granted using the Black-Scholes option pricing model. The following weighted-average assumptions were used for grants in 1997: risk-free interest rate of 5.7 percent; expected dividend yield of 2.8 percent; expected life of ten years; and expected volatility of 24.9 percent. The weighted-average fair value of the options granted during 1996 was $6.55. The following weighted-average assumptions were used for grants in 1996: risk-free interest rate of 6.3 percent; expected dividend yield of 3.5; expected life of ten years; and expected volatility of 32.2 percent.

Suffolk accounts for these plans under APB Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost for these plans been determined consistent with FASB Statement No. 123, Suffolk's net income and earnings per share would have been reduced to the following pro forma amounts:
(in thousands except per share amounts)

------------------------------------------------------------------------------
                                      1999             1998             1997
------------------------------------------------------------------------------
Net Income:     As Reported         $ 13,129        $  11,903        $  11,303
                Pro Forma             13,096           11,876           11,275
------------------------------------------------------------------------------
Basic EPS:      As Reported             2.16             1.95             1.79
                Pro Forma               2.16             1.95             1.79
------------------------------------------------------------------------------

All dividends must conform to applicable statutory requirements. Under 12 USC 56-9, a national bank may not pay a dividend on its common stock if the dividend would exceed net undivided profits then on hand. Further, under 12 USC 60, a national bank must obtain prior approval from the Office of the Comptroller of the Currency ("OCC") to pay dividends on either common or preferred stock that would exceed the bank's net profits for the current year combined with retained net profits (net profits minus dividends paid during that period) from the prior two years. At December 31, 1999, approximately $13,227,000 was available for dividends from the Bank to Suffolk Bancorp without prior approval of the OCC.

On October 23, 1995, the Board of Directors adopted a Shareholder Rights Plan and declared a dividend of one right per common share. Each right, if made exercisable by certain events, entitles the holder to acquire one-half of a share of common stock for $35, adjustable to prevent dilution. The rights expire in 2005 if they are not redeemed before then. The Plan protects stockholders from possible, unsolicited attempts to acquire Suffolk. In the event of the acquisition by any potential acquirer of 10 percent of the outstanding stock, the rights then entitle the holder to purchase the acquiring company's stock at a 50 percent discount upon a subsequent merger with that acquirer. In the event of the acquisition of 20 percent or more of Suffolk's common stock, they entitle the holder to purchase Suffolk's common stock at a 50 percent discount. Following the acquisition of 20 percent but less than 50 percent of the common shares, the Board can exchange one-half of a share of Suffolk for each valid right.

NOTE 8 -- INCOME TAXES

The following table presents the provision for income taxes in the consolidated statements of income which is comprised of the following: (in thousands)

-------------------------------------------------------------
                         1999            1998          1997
-------------------------------------------------------------
Current:  Federal       $ 7,242        $ 6,571       $ 5,920
          State           1,478          1,674         1,853
-------------------------------------------------------------
                          8,720          8,245         7,773
Deferred: Federal           205            247           538
          State            (355)            63          (170)
-------------------------------------------------------------
                           (150)           310           368
-------------------------------------------------------------
Total                   $ 8,570        $ 8,555       $ 8,141
=============================================================

The total tax expense was greater than the amounts computed by applying the Federal income tax rate because of the following:

----------------------------------------------------------------------
                                        1999         1998        1997
----------------------------------------------------------------------
Federal income tax expense
  at statutory rates                    34%          34%         34%
Tax exempt interest                     (1%)         (1%)        (1%)
Amortization of excess cost over
  fair value of net assets acquired      1%           1%          1%
State income taxes net of
  federal benefit                        5%           6%          7%
Other                                    0%           2%          1%
----------------------------------------------------------------------
Total                                   39%          42%         42%
======================================================================

The effect of temporary differences between tax and financial accounting that create significant deferred-tax assets and liabilities at December 31, 1999 and 1998, and the recognition of income and expense for purposes of tax and financial reporting, that resulted in net increases to Suffolk's net deferred tax asset for the years ended December 31, 1999 and 1998 are presented below:
(in thousands)

---------------------------------------------------------------------------
                                        1999         1998          Change
---------------------------------------------------------------------------
Deferred tax assets:
 Provision for possible
  loan losses                        $ 2,977       $ 2,848        $   129
Securities available for sale          1,277             -          1,277
Depreciation                             357           326             31
Post-retirement benefits                 540           524             16
Deferred compensation                    593           515             78
Purchase accounting                      275           361            (86)
Other                                    123           351           (228)
---------------------------------------------------------------------------
Total deferred tax assets
 before valuation allowance            6,142         4,925          1,217
  Valuation allowance                      -             -              -
---------------------------------------------------------------------------
Total deferred tax assets
 net of valuation allowance            6,142         4,925          1,217
---------------------------------------------------------------------------
Deferred tax liabilities:
  Pension                              1,390         1,410            (20)
  Securities available for sale           -             22            (22)
---------------------------------------------------------------------------
Total deferred tax liabilities         1,390         1,432            (42)
---------------------------------------------------------------------------
Net deferred tax asset               $ 4,752       $ 3,493        $ 1,259
===========================================================================


NOTE 9 -- EMPLOYEE BENEFITS

(A) RETIREMENT PLAN -- Suffolk has a noncontributory defined benefit pension plan available to all full-time employees who are at least 21 years old and have completed at least one year of employment. The plan is governed by the rules and regulations in the Prototype Plan of the New York Bankers Association Retirement System and the Retirement System Adoption Agreement executed by the Bank. For purpose of investment, the plan contributions are pooled with those of other participants in the system.

The following tables set forth the status of Suffolk Bancorp's combined plan as of September 30, 1999 and September 30, 1998, the time at which the annual valuation of the plan is made.

The following table sets forth the Plan's change in benefit obligation:

------------------------------------------------------------------------------
                                                   1999               1998
------------------------------------------------------------------------------
Benefit obligation at beginning of year       $ 11,130,492        $  9,805,633
Service cost                                       706,713             624,093
Interest cost                                      761,401             744,645
Actuarial loss                                     272,009             623,492
Benefits paid                                     (627,210)           (667,371)
------------------------------------------------------------------------------
Benefit Obligation at end of year             $ 12,243,405        $ 11,130,492
==============================================================================

The following table sets forth the Plan's change in Plan Assets:

-------------------------------------------------------------------------------------
                                                         1999                1998
-------------------------------------------------------------------------------------
Fair value of Plan Assets at beginning of year       $ 14,653,280        $ 13,649,517
Actual return on Plan Assets                            2,267,636             465,201
Employer contribution                                           -             896,555
Benefits paid                                            (627,210)           (667,371)
-------------------------------------------------------------------------------------
Fair value of Plan Assets at end of year             $ 16,293,706        $ 14,343,902
=====================================================================================

The following table summarizes the funded status of the Plan:

-----------------------------------------------------------------------------------
                                                        1999               1998
-----------------------------------------------------------------------------------
Funded status                                       $ 4,050,301        $ 3,213,410
Unrecognized net transition (liability) asset          (280,340)           233,929
Unrecognized prior service cost                         (52,494)           (56,473)
Unrecognized net (gain) loss                           (532,011)          (334,328)
-----------------------------------------------------------------------------------
Prepaid cost                                        $ 3,185,456        $ 3,056,538
===================================================================================

The following table summarizes the net periodic pension cost:

--------------------------------------------------------------------------------------
                                          1999              1998                1997
--------------------------------------------------------------------------------------
Service cost                         $   773,131        $   706,713        $   624,093
Interest cost on projected
  benefit obligations                    839,619            761,401            744,645
Expected return on plan assets        (1,397,643)        (1,229,687)        (1,176,041)
Net amortization & deferral              (57,967)           (57,967)           (57,967)
--------------------------------------------------------------------------------------
Net periodic pension cost            $   157,140        $   180,460        $   134,730
======================================================================================

The weighted-average discount rate for purposes of determining net periodic pension cost was 7.0 percent in 1999 and 7.75 percent in 1998 and 1997. The rate of increase in future compensation levels used in determining these amounts was
4.0 percent in 1999 and 1998, and 5.0 percent in 1997. The expected long-term rate of return on assets is 7.5 percent for 1999 and 8.5 percent in 1998 and 1997.

(B) DIRECTOR'S RETIREMENT INCOME AGREEMENT OF THE BANK OF THE HAMPTONS -- On April 11, 1994, Suffolk acquired Hamptons Bancshares, Inc., which had a director's deferred compensation plan. The liability for this plan was approximately $551,000 and $579,000 on December 31, 1999 and 1998. Interest (approximately $54,000 in 1999 and 1998) is accrued over the term of the plan. In 1999, the Bank paid approximately $79,000 to participants.

(C) DEFERRED COMPENSATION PLAN -- During 1986, the Board approved a deferred compensation plan. Under the plan, certain employees and Directors of Suffolk elected to defer compensation aggregating approximately $177,000 in exchange for stated future payments to be made at specified dates. The rate of return on the initial deferral was guaranteed. For purposes of financial reporting, interest (approximately $204,000 in 1999, $191,000 in 1998, and $268,000 in 1997) at the
plan's contractual rate is being accrued on the deferral amounts over the expected plan term. During 1999, Suffolk made payments of approximately $74,000 to participants of the plan.

Suffolk has purchased life insurance policies on the plan's participants based upon reasonable actuarial benefit and other financial assumptions where the present value of the projected cash flows from the insurance proceeds approximates the present value of the projected cost of the employee benefit. Suffolk is the named beneficiary on the policies. Net insurance income related to the policies aggregated approximately $33,000, $36,000, and $31,000, in 1999, 1998, and 1997, respectively.

(D) POST-RETIREMENT BENEFITS OTHER THAN PENSION -- The following table sets forth the post-retirement benefit liability included in other liabilities in the accompanying consolidated statements of condition as of December 31, 1999 and 1998:

-----------------------------------------------------------------------------------
                                                          1999             1998
-----------------------------------------------------------------------------------
Accumulated post-retirement benefit obligation
  (the "APBO")
Retirees                                             $  (745,693)       $  (363,820)
Fully eligible active plan participants                 (547,413)          (206,589)
Other active participants                               (766,463)        (1,224,459)
-----------------------------------------------------------------------------------
Total APBO                                           $(2,059,569)       $(1,794,868)
Unrecognized net loss                                    119,018             64,337
Unrecognized transition obligation                        11,006             11,914
-----------------------------------------------------------------------------------
Post-retirement benefit liability                    $(1,929,545)       $(1,718,617)
===================================================================================

Net periodic post-retirement benefit cost (the "net periodic cost") for the years ended December 31, 1999, 1998, and 1997 includes the following components:

----------------------------------------------------------------------------
                                        1999           1998           1997
----------------------------------------------------------------------------
Service cost of benefits earned       $ 85,169       $ 80,746       $125,975
Interest cost on liability             131,389        114,118        142,316
Unrecognized loss                          908            908         15,804
Unrecognized service liability               -              -          9,004
----------------------------------------------------------------------------
Net periodic cost                     $217,466       $195,772       $293,099
============================================================================

The average health-care, cost-trend rate assumption significantly affects the amounts reported. For example, a 1 percent increase in this rate would have increased the accumulated benefit obligation by $158,000 at December 31, 1999, and increased the net periodic cost by $24,000 for the year. The post-retirement benefit cost components for 1999 were calculated assuming average health-care, cost-trend rates going up 8 percent and decreasing 2 percent after approximately four years.

(E) DEFERRED BONUS PLANS -- During 1998, the Board approved a non-qualified deferred compensation plan. Under this plan, certain employees and Directors of Suffolk may elect to defer some or all of their compensation in exchange for a future payment of the compensation deferred, with accrued interest, at retirement. During 1999 participants deferred compensation totaling $201,000. No payments have been made to any of the participants.

NOTE 10 -- COMMITMENTS AND CONTINGENT LIABILITIES

In the normal course of business, there are various outstanding commitments and contingent liabilities, such as standby letters-of-credit and commitments to extend credit, which are not reflected in the accompanying consolidated financial statements. No material losses are anticipated as a result of these transactions. Suffolk is contingently liable under standby letters-of-credit in the amount of $4,054,000, and $5,144,000 at December 31, 1999 and 1998,
respectively. Suffolk has commitments to make or to extend credit in the form of revolving open-end lines secured by 1 to 4 family residential properties, commercial real estate, construction and land development loans, and lease financing arrangements in the amount of $34,145,000 and $29,369,000, and commercial loans of $13,160,000 and $10,107,000 as of December 31, 1999 and 1998, respectively.

In the opinion of management, based upon legal counsel, liabilities arising from legal proceedings against Suffolk would not have a significant effect on the financial position of Suffolk.

During 1999, Suffolk was required to maintain balances with the Federal Reserve Bank of N.Y. for reserve and clearing requirements. These balances averaged $13,741,000 in 1999.

Total rental expense for the years ended December 31, 1999, 1998, and 1997 amounted to $603,000, $592,000, and $637,000, respectively.

At December 31, 1999, Suffolk was obligated under a number of noncancelable operating leases for land and buildings used for bank purposes. Minimum annual rentals, exclusive of taxes and other charges under noncancelable operating leases, are summarized as follows: (in thousands)

--------------------------------------------------
                            Minimum Annual Rentals
--------------------------------------------------
2000                               $ 597
2001                                 440
2002                                 349
2003                                 290
2004 and thereafter                  634
==================================================

                         NOTE 11 -- REGULATORY CAPITAL

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital requirements that involve quantitative measures of the Bank's assets, liabilities, and certain off balance-sheet items calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weighting, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 1999, that the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 1999, the most recent notification from the Comptroller of the Currency categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. Management believes that since that notification no circumstances have changed the institution's category.

The Bank's actual capital amounts and ratios are also presented in the following table: (in thousands)


---------------------------------------------------------------------------------------------------------------------------
                                                                                                    To Be Well Capitalized
                                                                               For Capital         Under Prompt Corrective
                                                      Actual                     Adequacy             Action Provisions
                                                Amount       Ratio        Amount          Ratio     Amount       Ratio
===========================================================================================================================
As of December 31, 1999

Total Capital (to risk-weighted assets)        $88,615       11.05%       $61,905        8.00%      $77,381       10.00%
Tier 1 Capital (to risk-weighted assets)        81,345       10.15%        30,952        4.00%       46,429        6.00%
Tier 1 Capital (to average assets)              81,345        8.74%        30,952        4.00%       47,010        5.00%
===========================================================================================================================
As of December 31, 1998

Total Capital (to risk-weighted assets)        $76,423       10.55%       $57,941        8.00%      $72,426       10.00%
Tier 1 Capital (to risk-weighted assets)        69,468        9.59%        28,970        4.00%       43,455        6.00%
Tier 1 Capital (to average assets)              69,468        7.83%        28,970        4.00%       36,213        5.00%
===========================================================================================================================

                        NOTE 12 -- CREDIT CONCENTRATIONS

Suffolk's principal investments are loans and a portfolio of short- and medium-term debt of the United States Treasury, states and other political subdivisions, U.S. government agencies, and corporations.

Consumer loans, net of unearned discounts, comprised 42.6 percent of Suffolk's loan portfolio and 31.7 percent of assets. A majority are indirect dealer-generated loans secured by automobiles. Most of these loans are made to residents of Suffolk's primary lending area. Each loan is small in amount. Borrowers represent a cross-section of the population and are employed in a variety of industries. The risk presented by any one loan is correspondingly small, and therefore, the risk that this portion of the portfolio presents to Suffolk depends on the financial stability of the population as a whole, not any one entity or industry. Loans secured by real estate comprise 39.0 percent of the portfolio and 28.8 percent of assets, 22.3 percent of which are for commercial real estate. Commercial real estate loans present greater risk than residential mortgages. Suffolk has at tempted to minimize the risks of these loans by considering several factors, including the creditworthiness of the borrower, location, condition, value, and the business prospects for the security property. Commercial, financial, and agricultural loans, unsecured or secured by collateral other than real estate, comprise 18.0 percent of the loan portfolio and 13.4 percent of assets. These loans present significantly greater risk than other types of loans. Average credits are greater in size than consumer loans, and unsecured loans may be more difficult to collect. Suffolk obtains, whenever possible, both the personal guarantees of the principal(s), and also cross-guarantees among the principals' business enterprises. U.S. Treasury securities represented 18.8 percent of the investment portfolio and
3.2 percent of assets. U.S. government agency debt securities represented 23.5 percent of the investment portfolio and 4.0 percent of assets. Collateralized mortgage obligations represented 37.8 percent of the investment portfolio and
6.4 percent of assets. These offer little or no financial risk. Municipal obligations constitute 16.8 percent of the investment portfolio and 2.8 percent of assets. These obligations present slightly greater risk than U.S. Treasury securities, or those secured by the U.S. government, but significantly less risk than loans because they are backed by the full faith and taxing power of the issuer, each of which is located in the state of New York. Suffolk's policy is to hold these securities to maturity.

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


---------------------------------------------------------------------------------------
                                          1999                            1998
---------------------------------------------------------------------------------------
                                Carrying         Fair           Carrying        Fair
                                Amount           Value           Amount         Value
---------------------------------------------------------------------------------------
Cash & cash equivalents           $ 53,452       $ 53,452       $ 76,098       $ 76,098
Investment securities
 available for sale                132,484        132,484        129,348        129,348
Investment securities
 held to maturity                   32,886         32,723         21,853         22,015
Loans                              720,255        716,727        649,007        654,402
Accrued interest receivable          5,871          5,871          5,365          5,365
Deposits                           877,303        877,499        826,564        827,100
Accrued interest payable             2,463          2,463          2,867          2,867
=======================================================================================

LIMITATIONS

The following estimates are made at a specific point in time and may be based on judgments regarding losses expected in the future, risk, and other factors that are subjective in nature. The methods and assumptions used to produce the fair value estimates follow.

SHORT-TERM INSTRUMENTS

Short-term financial instruments are valued at the carrying amounts included in the statements of condition, which are reasonable estimates of fair value due to the relatively short term of the instruments. This approach applies to cash and cash equivalents; federal funds purchased; accrued interest receivable; non-interest-bearing demand deposits; N.O.W., money market, and savings accounts; accrued interest payable, and other borrowings.

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

The carrying amount and fair value of loans were as follows at December 31, 1999 and 1998: (in thousands)

----------------------------------------------------------------------------------
                                          1999                          1998
----------------------------------------------------------------------------------
                           Carrying       Fair           Carrying       Fair
                           Amount         Value          Amount         Value
----------------------------------------------------------------------------------
Commercial, financial
 & agricultural              $131,429       $129,810       $123,463       $123,614
Commercial real estate        162,321        161,807        128,923        132,665
Real estate
 construction loans            17,956         19,580         12,500         13,113
Residential mortgages
 (1st & 2nd liens)             82,411         81,118         73,754         75,222
Home equity loans              20,834         20,835         21,980         21,976
Consumer loans                310,748        307,926        286,184        285,605
Other loans                     2,921          2,921          2,203          2,207
----------------------------------------------------------------------------------
Totals                       $728,620       $723,997       $649,007       $654,402
==================================================================================

DEPOSIT LIABILITIES

The fair value of certificates of deposit less than $100,000 was calculated by discounting cash flows with applicable origination rates. At December 31, 1999, the fair value of certificates of deposit less than $100,000 totaling $241,155,000 had a carrying value of $241,527,000. At December 31, 1998, the fair value of certificates of deposit more than $100,000 totaling $24,028,000 had a carrying value of $23,458,000.

COMMITMENTS TO EXTEND CREDIT, STANDBY LETTERS OF CREDIT, AND WRITTEN FINANCIAL GUARANTEES

The fair value of commitments to extend credit was estimated by either discounting cash flows or using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the current creditworthiness of the counterparties.

The estimated fair value of written financial guarantees and letters of credit is based on fees currently charged for similar agreements. The contractual amounts of these commitments were $17,214,000 and $15,251,000 at December 31, 1999 and 1998. The fees charged for the commitments were not material in amount.

NOTE 14 - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The comparative results for the four quarters of 1999 and 1998 are as follows:
(in thousands of dollars except for share and pershare data)


--------------------------------------------------------------------------------------------------------
                                                                       1999
--------------------------------------------------------------------------------------------------------
                                             1st Qtr.         2nd Qtr.         3rd Qtr.        4th Qtr.
--------------------------------------------------------------------------------------------------------
Interest income                           $   16,362       $   16,573       $   17,367       $   17,606
Interest expense                               5,201            5,110            5,333            5,477
--------------------------------------------------------------------------------------------------------
Net-interest income                           11,161           11,463           12,034           12,129
Provision for possible loan losses               270              225              275              300
--------------------------------------------------------------------------------------------------------
Net-interest income after provision
 for possible loan losses                     10,891           11,238           11,759           11,829
Other income                                   1,465            1,679            1,782            1,845
Other expense                                  7,452            7,595            7,629            8,113
Provision for income taxes                     1,881            2,115            2,330            2,244
--------------------------------------------------------------------------------------------------------
Net income                                $    3,023       $    3,207       $    3,582       $    3,317
========================================================================================================
Basic per-share data:
--------------------------------------------------------------------------------------------------------
 Net income                               $     0.50       $     0.53       $     0.59       $     0.54
 Cash dividends                           $    0.210       $    0.210       $    0.210       $    0.210
 Average shares                            6,076,842        6,070,080        6,065,596        6,062,352
--------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------
                                                                      1998
-------------------------------------------------------------------------------------------------------
                                           1st Qtr.         2nd Qtr.         3rd Qtr.         4th Qtr.
-------------------------------------------------------------------------------------------------------
Interest income                          $   16,392       $   16,247       $   16,882       $   16,353
Interest expense                              5,659            5,291            5,291            5,223
-------------------------------------------------------------------------------------------------------
Net-interest income                          10,733           10,956           11,591           11,130
Provision for possible loan losses              300              300              300                -
-------------------------------------------------------------------------------------------------------
Net-interest income after provision
 for possible loan losses                    10,433           10,656           11,291           11,130
Other income                                  1,918            2,021            2,210            1,999
Other expense                                 7,250            7,492            7,998            8,460
Provision for income taxes                    2,195            2,280            2,429            1,651
-------------------------------------------------------------------------------------------------------
Net income                               $    2,906       $    2,905       $    3,074       $    3,018
=======================================================================================================
Basic per-share data:
-------------------------------------------------------------------------------------------------------
 Net income                              $     0.48       $     0.47       $     0.51       $     0.49
 Cash dividends                          $    0.180       $    0.180       $    0.180       $    0.180
 Average shares                           6,095,356        6,095,356        6,095,356        6,093,253
-------------------------------------------------------------------------------------------------------

NOTE 15 - SUFFOLK BANCORP (PARENT COMPANY ONLY) CONDENSED FINANCIAL STATEMENTS (IN THOUSANDS)

-------------------------------------------------------------------------------------------------------------------
Condensed Statements of Condition as of December 31,                        1999             1998           1997
-------------------------------------------------------------------------------------------------------------------
Assets
Due From Banks                                                            $  1,388        $  1,343        $  1,476
Investment in Subsidiaries:    SCNB                                         77,289          71,566          64,707
Other Assets                                                                   145              74              71
-------------------------------------------------------------------------------------------------------------------
Total Assets                                                              $ 78,822        $ 72,983        $ 66,254
===================================================================================================================
Liabilities and Stockholders' Equity
Dividends Payable                                                         $  1,273        $  1,097        $  1,097
Other Liabilities                                                              215              40              17
Stockholders' Equity                                                        77,334          71,846          65,140
-------------------------------------------------------------------------------------------------------------------
Total Liabilities and Stockholders' Equity                                $ 78,822        $ 72,983        $ 66,254
===================================================================================================================

Condensed Statements of Income for the Years Ended December 31,             1999            1998            1997
-------------------------------------------------------------------------------------------------------------------
Income
Dividends From Subsidiary Bank                                            $  5,635        $  4,775        $ 18,910
-------------------------------------------------------------------------------------------------------------------
                                                                             5,635           4,775          18,910
Expense
Other Expense                                                                  275             153             146
-------------------------------------------------------------------------------------------------------------------
Income Before Equity in Undistributed Net Income of Subsidiaries             5,360           4,622          18,764
Equity in Undistributed Earnings of Subsidiaries                             7,769           7,281          (7,462)
-------------------------------------------------------------------------------------------------------------------
Net Income                                                                $ 13,129        $ 11,903        $ 11,302
===================================================================================================================
Condensed Statements of Cash Flows for the Years Ended December 31,         1999            1998            1997
-------------------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities
Net Income                                                                $ 13,129        $ 11,903        $ 11,302
Less: Equity in Undistributed Earnings of Subsidiaries                      (7,769)         (7,281)          7,462
Other, Net                                                                     280              20               3
-------------------------------------------------------------------------------------------------------------------
Net Cash Provided by Operating Activities                                    5,640           4,642          18,767
-------------------------------------------------------------------------------------------------------------------
Cash Flows From Financing Activities
  Repurchase of Common Stock                                                  (674)           (387)        (14,577)
  Dividends Paid                                                            (4,921)         (4,388)         (4,324)
-------------------------------------------------------------------------------------------------------------------
Net Cash (Used in) Financing Activities                                     (5,595)         (4,775)        (18,901)
Net Increase (Decrease) in Cash and Cash Equivalents                            45            (133)           (134)
Cash and Cash Equivalents, Beginning of Year                                 1,343           1,476           1,610
-------------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents, End of Year                                    $  1,388        $  1,343        $  1,476
===================================================================================================================


Note: No income tax provision has been recorded on the books of Suffolk Bancorp since it files a return consolidated with its subsidiaries.

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors of Suffolk Bancorp:

We have audited the accompanying consolidated statements of condition of Suffolk Bancorp and its subsidiary (the Company) as of December 31, 1999 and 1998 and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 1999 and 1998 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999 in conformity with auditing standards generally accepted in the United States of America.

                                                      ARTHUR ANDERSEN LLP

New York, New York
January 17, 2000

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

Suffolk Bancorp's independent auditors have been engaged to perform an audit of the consolidated financial statements in accordance with auditing standards generally accepted in the United States of America, and the auditors' report expresses their opinion as to the fair presentation of the consolidated financial statements and conformity with generally accepted accounting principles.

Suffolk Bancorp maintains systems of internal controls that provide reasonable assurance that assets are safeguarded and keeps reliable financial records for preparing financial statements. Internal audits are conducted to continually evaluate the adequacy and effectiveness of such internal controls, policies, and procedures.

The examination and audit committee of the Board of Directors, which is composed entirely of directors who are not employees of Suffolk Bancorp, meets periodically with the independent auditors, internal auditors, and management to discuss audit and internal accounting controls, regulatory audits, and financial reporting matters.

Thomas S. Kohlmann                                     J. Gordon Huszagh
President & Chief Executive Officer                    Executive Vice President
                                                       & Chief Financial Officer

Riverhead, New York
January 17, 2000

30