Form 10-Q
period 2000-03-31
SUFFOLK BANCORP
filed 2000-05-15
CIK 754673

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended March 31, 2000

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X|. No |_|.

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        6,035,580 SHARES OF COMMON STOCK OUTSTANDING AS OF MARCH 31, 2000

                      This page left blank intentionally.

SUFFOLK BANCORP AND SUBSIDIARIES

Part I Financial Information (unaudited)                                                     page
  Consolidated Statements of Condition                                                        4

  Consolidated Statements of Income, For the Three Months Ended March 31, 2000 and 1999       5

  Statements of Cash Flows, For the Three Months Ended March 31, 2000 and 1999                6

  Notes to the Unaudited Consolidated Financial Statements                                    7

  Management's Discussion and Analysis of Financial Condition and Results of Operations       7

Part II Other Information                                                                    11

  Signatures                                                                                 11

                        SUFFOLK BANCORP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CONDITION
     (unaudited, in thousands of dollars, except share and per share data)

                                                                               March 31, 2000   December 31, 1999
                                                                               --------------   -----------------
ASSETS
Cash & Due From Banks                                                            $    65,563       $    53,452
Federal Funds Sold                                                                        --                --
Investment Securities:
  Available for Sale, at Fair Value                                                  138,114           132,484
  Held to Maturity:
    U.S. Government Agency Obligations                                                 1,503             1,583
    Obligations of States & Political Subdivisions                                    31,782            27,835
    Corporate Bonds & Other Securities                                                 3,468             3,468
                                                                                 -----------       -----------
Total Investment Securities                                                          174,867           165,370

Total Loans                                                                          739,389           727,525
     Less: Allowance for Possible Loan Losses                                          7,382             7,270
                                                                                 -----------       -----------
Net Loans                                                                            732,007           720,255

Premises & Equipment, Net                                                             13,955            14,345
Other Real Estate Owned, Net                                                             175               203
Accrued Interest Receivable, Net                                                       6,192             5,871
Excess of Cost Over Fair Value of Net Assets Acquired                                  1,448             1,538
Other Assets                                                                          19,555            19,765
                                                                                 -----------       -----------
  TOTAL ASSETS                                                                     1,013,762           980,799
                                                                                 ===========       ===========

LIABILITIES & STOCKHOLDERS' EQUITY
Demand Deposits                                                                      242,943           242,397
Savings, N.O.W.'s & Money Market Deposits                                            385,821           369,921
Time Certificates of $100,000 or more                                                 29,622            23,458
Other Time Deposits                                                                  234,196           241,527
                                                                                 -----------       -----------
  Total Deposits                                                                     892,582           877,303

Federal Home Loan Bank Borrowings                                                     29,300            13,500
Dividend Payable on Common Stock                                                       1,676             1,273
Accrued Interest Payable                                                               2,061             2,463
Other Liabilities                                                                      9,337             8,926
                                                                                 -----------       -----------
  TOTAL LIABILITIES                                                                  934,956           903,465
                                                                                 -----------       -----------

STOCKHOLDERS' EQUITY
Common Stock (par value $2.50; 15,000,000 shares authorized;
6,035,580 and 6,055,580 shares issued at March 31, 2000
  & December 31, 1999, respectively)                                                  19,026            19,026
Surplus                                                                               18,456            18,456
Treasury Stock at Par (1,574,840 shares and 1,554,840 shares, respectively)           (3,937)           (3,887)
Undivided Profits                                                                     47,327            45,576
                                                                                 -----------       -----------
                                                                                      80,872            79,171

Accumulated Other Comprehensive Income, Net of Tax                                    (2,066)           (1,837)
                                                                                 -----------       -----------
  TOTAL STOCKHOLDERS' EQUITY                                                          78,806            77,334

  TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                                       $ 1,013,762       $   980,799
                                                                                 ===========       ===========

See accompanying notes to consolidated financial statements.

                        SUFFOLK BANCORP AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
     (unaudited, in thousands of dollars, except share and per share data)

                                                                   For the Three Months Ended
                                                                 March 31, 2000  March 31, 1999
                                                                 --------------  --------------
INTEREST INCOME
Federal Funds Sold                                                 $      124      $       98
United States Treasury Securities                                         419           1,014
Obligations of States & Political Subdivisions (tax exempt)               313             153
U.S. Government Agency Obligations                                      1,671             952
Corporate Bonds & Other Securities                                         56              74
Loans                                                                  15,764          14,071
                                                                   ----------      ----------
  Total Interest Income                                                18,347          16,362

INTEREST EXPENSE
Savings, N.O.W.'s & Money Market Deposits                               2,200           1,756
Time Certificates of $100,000 or more                                     352             306
Other Time Deposits                                                     3,018           2,962
Federal Funds Purchased                                                   245             167
Interest on Other Borrowings                                               75              10
                                                                   ----------      ----------
  Total Interest Expense                                                5,890           5,201

  Net-interest Income                                                  12,457          11,161
Provision for Possible Loan Losses                                        300             270
                                                                   ----------      ----------
 Net-interest Income After Provision for Possible Loan Losses          12,157          10,891

OTHER INCOME
Service Charges on Deposit Accounts                                     1,182             959
Other Service Charges, Commissions & Fees                                 282             201
Fiduciary Fees                                                            233             167
Other Operating Income                                                    232             138
                                                                   ----------      ----------
  Total Other Income                                                    1,929           1,465

OTHER EXPENSE
Salaries & Employee Benefits                                            4,491           4,275
Net Occupancy Expense                                                     626             614
Equipment Expense                                                         637             564
Other Real Estate Expense                                                   3               1
Other Operating Expense                                                 2,208           1,998
                                                                   ----------      ----------
  Total Other Expense                                                   7,965           7,452

Income Before Provision for Income Taxes                                6,121           4,904
Provision for Income Taxes                                              2,492           1,881
                                                                   ----------      ----------
NET INCOME                                                         $    3,629      $    3,023
                                                                   ==========      ==========

                    Average: Common Shares Outstanding              6,049,206       6,076,842
                                Dilutive Stock Options                  7,154           9,143
                                                                   ----------      ----------
      Average Total Common Shares and Dilutive Options              6,056,360       6,085,985

EARNINGS PER COMMON SHARE                        Basic             $     0.60      $     0.50
                                               Diluted             $     0.60      $     0.50

See accompanying notes to consolidated financial statements.

                        SUFFOLK BANCORP AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
     (unaudited, in thousands of dollars, except share and per share data)

                                                                         For the Three Months Ended
                                                                       March 31, 2000   March 31, 1999
                                                                       --------------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES

NET INCOME                                                                 $  3,629       $  3,023

ADJUSTMENTS TO RECONCILENET INCOME TO NET CASH
   Provision for Possible Loan Losses                                           300            270
   Depreciation & Amortization                                                  494            500
   Amortization of Excess Cost Over Fair Value of Net Assets Acquired            90             90
   Accretion of Discounts                                                       (53)          (518)
   Amortization of Premiums                                                     205            159
   (Increase) Decrease in Accrued Interest Receivable                          (321)            30
   Decrease (Increase) in Other Assets                                          237         (1,469)
   Decrease in Accrued Interest Payable                                        (402)          (900)
   Increase in Other Liabilities                                                814          1,075
                                                                           --------       --------
    Net Cash Provided by Operating Activities                                 4,993          2,260

CASH FLOWS FROM INVESTING ACTIVITIES
   Principal Payments on Investment Securities                                  131            258
   Maturities of Investment Securities; Available for Sale                      742          1,342
   Purchases of Investment Securities; Available for Sale                    (4,685)          (128)
   Maturities of Investment Securities; Held to Maturity                         --         52,000
   Purchases of Investment Securities; Held to Maturity                      (6,215)       (29,819)
   Loan Disbursements & Repayments, Net                                     (12,018)       (29,700)
   Purchases of Premises & Equipment, Net                                      (104)          (388)
                                                                           --------       --------
    Net Cash Used in Investing Activities                                   (22,149)        (6,435)

CASH FLOWS FROM FINANCING ACTIVITIES
   Net Increase in Deposit Accounts                                          15,279            452
   Net Proceeds from Other Borrowings                                        15,800             --
   Dividends Paid to Shareholders                                            (1,273)        (1,097)
   Treasury Shares Acquired                                                    (539)          (287)
                                                                           --------       --------
    Net Cash Provided by (Used in) Financing Activities                      29,267           (932)

    Net Increase (Decrease) in Cash & Cash Equivalents                       12,111         (5,107)
      Cash & Cash Equivalents Beginning of Period                            53,452         76,098
                                                                           --------       --------
      Cash & Cash Equivalents End of Period                                $ 65,563       $ 70,991
                                                                           ========       ========

See accompanying notes to consolidated financial statements.

                        SUFFOLK BANCORP AND SUBSIDIARIES

            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1) General

      In the opinion of management, the accompanying unaudited consolidated financial statements of Suffolk Bancorp (Suffolk) and its consolidated subsidiaries have been prepared to reflect all adjustments (consisting solely of normally recurring accruals) necessary for a fair presentation of the financial condition and results of operations for the periods presented. Certain information and footnotes normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Notwithstanding, management believes that the disclosures are adequate to prevent the information from misleading the reader, particularly when the accompanying consolidated financial statements are read in conjunction with the audited consolidated financial statements and notes thereto included in the Registrant's annual report and on Form 10-K, for the year ended December 31, 1999.

      The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results of operations to be expected for the remainder of the year.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
           for the Three-Month Periods ended March 31, 2000 and 1999

Net Income

      Net income was $3,629,000 for the quarter, ahead 20.0 percent from $3,023,000 posted during the same period last year. Earnings per share for the quarter were $0.60 versus $0.50, a gain of 20.0 percent.

Interest Income

      Interest income was $18,347,000 for the first quarter of 2000, up 12.1 percent from $16,362,000 posted for the same quarter in 1999. Average loans during the first quarter of 2000 totaled $718,721,000, compared to $635,845,000 for the same period of 1999. During the first quarter of 2000, the yield was
8.28 percent (taxable-equivalent) on average earning assets of $894,044,000 up from 8.13 percent on average earning assets of $810,318,000 during the first quarter of 1999.

Interest Expense

      Interest expense for the first quarter of 2000 was $5,890,000, up 13.2 percent from $5,201,000 for the same period of 1999. Average deposits for the first quarter 2000 were $872,557,000 up from $809,396,000 for the comparable period in 1999.

Net Interest Income

      Net interest income is the largest component of Suffolk's earnings. Net interest income for the first quarter of 2000 was $12,457,000, up from $11,161,000 during the same period of 1999. The net interest margin for the quarter, on a fully taxable-equivalent basis, was 5.65 percent compared to 5.56 percent for the same period of 1999.

      The following table details the components of Suffolk's net interest income:

-----------------------------------------------------------------------------------------------------------------------------------
Quarter ended March 31,                                            2000                              1999
-----------------------------------------------------------------------------------------------------------------------------------
                                                       Average                    Average        Average                    Average
                                                       Balance       Interest       Rate         Balance       Interest      Rate
-----------------------------------------------------------------------------------------------------------------------------------
INTEREST-EARNING ASSETS
-----------------------------------------------------------------------------------------------------------------------------------
U.S. treasury securities                             $   30,995     $      427       5.52%     $   78,877     $    1,034     5.24%

Obligations of states and political subdivisions         30,133            476       6.31          15,266            233     6.11
U.S. govt. agency obligations                           101,740          1,671       6.57          61,982            952     6.14
Corporate bonds and other securities                      3,468             56       6.46           3,254             74     9.13
Federal funds sold and securities purchased
  under agreements to resell                              8,987            124       5.51           8,094             98     4.84
Loans, including non-accrual loans
  Commercial, financial agricultural loans              128,829          3,016       9.37         122,068          2,562     8.39
  Commercial real estate mortgages                      156,398          3,439       8.80         128,009          2,972     9.29
  Real estate construction loans                         22,575            521       9.23          13,379            284     8.50
  Residential mortgages (1st and 2nd liens)              81,972          1,895       9.25          72,386          1,751     9.68
  Home equity loans                                      20,144            518      10.28          21,485            485     9.02
  Consumer loans                                        306,129          6,375       8.32         283,933          6,017     8.48
  Other loans (overdrafts)                                2,674             --         --           1,585             --       --
-----------------------------------------------------------------------------------------------------------------------------------
Total interest-earning assets                        $  894,044     $   18,518       8.28%     $  810,318     $   16,462     8.13%
===================================================================================================================================
Cash and due from banks                              $   60,527                                $   58,593
Other non-interest-earning assets                        45,733                                    45,992
-----------------------------------------------------------------------------------------------------------------------------------
Total assets                                         $1,000,304                                $  914,903

-----------------------------------------------------------------------------------------------------------------------------------
INTEREST-BEARING LIABILITIES
-----------------------------------------------------------------------------------------------------------------------------------
Savings, N.O.W.'s and money market deposits          $  372,750     $    2,200       2.36%     $  332,218     $    1,756     2.11%
Time deposits                                           261,457          3,370       5.16         257,467          3,268     5.08
-----------------------------------------------------------------------------------------------------------------------------------
Total savings and time deposits                         634,207          5,570       3.51         589,685          5,024     3.41
Federal funds purchased and securities
  sold under agreement to repurchase                      5,043             75       5.94          14,189            167     4.76
Other borrowings                                         16,497            245       5.94           1,645             10     2.50
-----------------------------------------------------------------------------------------------------------------------------------
Total interest-bearing liabilities                   $  655,747     $    5,890       3.59%     $  605,519     $    5,201     3.44%
===================================================================================================================================

Rate spread                                                                          4.69%                                   4.69%
Non-interest-bearing deposits                        $  238,350                                $  219,711
Other non-interest-bearing liabilities                   29,899                                    18,691
-----------------------------------------------------------------------------------------------------------------------------------
Total liabilities                                    $  923,996                                $  843,921
Stockholders' equity                                     76,308                                    70,982
-----------------------------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity           $1,000,304                                $  914,903

Net-interest income (taxable-equivalent basis)
  and effective interest rate differential                          $   12,628       5.65%                    $   11,261     5.56%
Less: taxable-equivalent basis adjustment                                 (171)                                     (100)
-----------------------------------------------------------------------------------------------------------------------------------
Net-interest income                                                 $   12,457                                $   11,161
===================================================================================================================================

      The following table allocates changes from year to year in net interest income to rate and volume on a taxable equivalent basis (dollars in thousands)

-----------------------------------------------------------------------------------------
                                                       In 2000 over 1999
                                                        Changes Due to
                                                      Volume       Rate        Net Change
-----------------------------------------------------------------------------------------
INTEREST-EARNING ASSETS
-----------------------------------------------------------------------------------------
U.S. Treasury securities                             $  (657)     $    50         (607)
Obligations of states and political subdivisions         235            8          243
U.S. govt. agency obligations                            649           70          719
Corporate bonds and other securities                       5          (23)         (18)
Federal fund sold and securities purchased
  under agreement to resell                               11           15           26
Loans, including non-accrual loans
 Commercial, financial agricultural loans                147          307          454
 Commercial real estate mortgages                        631         (164)         467
 Real estate construction loans                          210           27          237
 Residential mortgages (1st and 2nd liens)               224          (80)         144
 Home equity loans                                       (32)          65           33
 Consumer loans                                          465         (107)         358
 Other loans (overdrafts)                                  0            0           --
-----------------------------------------------------------------------------------------
Total interest-earning assets                        $ 1,888      $   168      $ 2,056
-----------------------------------------------------------------------------------------
INTEREST-BEARING LIABILITIES
-----------------------------------------------------------------------------------------
Savings, N.O.W.'s and money market deposits          $   228      $   216      $   444
Time deposits                                             51           51          102
Federal funds purchased and securities
  sold under agreement to repurchase                    (128)          36          (92)
Other borrowings                                         155           80          235
-----------------------------------------------------------------------------------------
Total interest-bearing liabilities                   $   306      $   383      $   689
-----------------------------------------------------------------------------------------
  Net change in net-interest income
  (taxable-equivalent basis)                         $ 1,582      $  (215)     $ 1,367
=========================================================================================

Other Income

      Other income increased to $1,929,000 for the three months compared to $1,465,000 the previous year. Service charges on deposits were up 23.3 percent. Service charges other than for deposits, commissions, and fees increased by 40.3 percent. Trust revenue was up 39.5 percent. Other operating income was up 68.1 percent.

Other Expense

      Other expense for the first quarter of 2000 was $7,965,000, up 6.9 percent from $7,452,000 for the comparable period in 1999.

Capital Resources

      Stockholders' equity totaled $78,806,000 on March 31, 2000, an increase of
1.9 percent from $77,334,000 on December 31, 1999. The ratio of equity to assets was 7.8 percent at March 31, 2000 and 7.9 percent at December 31, 1999. The following table details amounts and ratios of Suffolk's regulatory capital: (in thousands of dollars except ratios)

---------------------------------------------------------------------------------------------------------------------
                                                                                             To be well capitalized
                                                                          For capital        under prompt corrective
                                                     Actual                 adequacy           action provisions
                                              Amount       Ratio       Amount      Ratio      Amount        Ratio
---------------------------------------------------------------------------------------------------------------------
As of March 31, 2000
Total capital (to risk-weighted assets)      $86,636       10.66%      $65,022     8.00%     $81,277       10.00%
Tier 1 capital (to risk-weighted assets)      79,254        9.75%       32,511     4.00%      48,766        6.00%
Tier 1 capital (to average assets)            79,254        7.92%       32,511     4.00%      40,639        5.00%
---------------------------------------------------------------------------------------------------------------------
As of December 31, 1999

Total capital (to risk-weighted assets)      $88,615       11.05%      $61,905     8.00%     $77,381       10.00%
Tier 1 capital (to risk-weighted assets)      81,345       10.15%       30,952     4.00%      46,429        6.00%
Tier 1 capital (to average assets)            81,345        8.74%       30,952     4.00%      47,010        5.00%
=====================================================================================================================

Credit Risk

      Suffolk makes loans based on the best evaluation possible of the creditworthiness of the borrower. Even with careful underwriting, some loans may not be repaid as originally agreed. To provide for this possibility, Suffolk maintains an allowance for possible loan losses, based on an analysis of the performance of the loans in its portfolio. The analysis includes subjective factors based on management's judgment as well as quantitative evaluation. Prudent, conservative estimates should produce an allowance that will provide for a range of losses. According to generally accepted accounting principles ("GAAP") a financial instiution should record its best estimate. Appropriate factors contributing to the estimate may include changes in the composition of the institution's assets, or potential economic slowdowns or downturns. Also important is the geographical or political environment in which the institution operates. Suffolk's management considers all of these factors when determining the provision for possible loan losses.

The following table presents information about the allowance for possible loan losses: (in thousand of dollars except ratios)

----------------------------------------------------------------------------------------------------------------------
                                                           For the              For the three months ended
                                                           last 12     Mar. 31      Dec. 31     Sept. 30      June 30
                                                           months         2000         1999         1999         1999
----------------------------------------------------------------------------------------------------------------------
Allowance for possible loan losses
  Beginning balance                                         7,086        7,270        7,106        7,173        7,086
    Total charge-offs                                         976          214          172          395          195
    Total recoveries                                          172           26           36           53           57
    Provision for possible loan losses                      1,100          300          300          275          225
----------------------------------------------------------------------------------------------------------------------
  Ending balance                                            7,382        7,382        7,270        7,106        7,173
======================================================================================================================
Coverage ratios
  Loans, net of discounts: average                        697,032      718,721      702,838      689,600      676,969
                           at end of period               716,934      739,389      727,525      701,763      699,060
  Non-performing assets                                     1,659        1,646        1,407        1,485        2,099
  Non-performing assets/total loans (net of discount)        0.23%        0.22%        0.19%        0.21%        0.30%
  Net charge-offs/average net loans (annualized)             0.12%        0.10%        0.08%        0.20%        0.08%
  Allowance/non-accrual, restructured, & OREO              430.07%      448.48%      451.55%      478.52%      341.73%
  Allowance for loan losses/net loans                        1.01%        1.00%        1.00%        1.01%        1.03%
----------------------------------------------------------------------------------------------------------------------

Market Risk

      Suffolk originates and invests in interest-earning assets and solicits interest-bearing deposit accounts. Suffolk's operations are subject to market risk resulting from fluctuations in interest rates to the extent that there is a difference between the amounts of interest-earning assets and interest-bearing liabilities that are prepaid, withdrawn, mature, or reprice in any given period of time. Suffolk's earnings or the net value of its portfolio (the present value of expected cash flows from liabilities) will change when interest rates change. The principal objective of Suffolk's asset/liability management program is to maximize net interest income while keeping risks acceptable. These risks include both the effect of changes in interest rates, and risks to liquidity. The program also provides guidance to management in funding Suffolk's investment in loans and securities. Suffolk's exposure to interest-rate risk has not changed substantially since December 31, 1999.

                                     PART II

Item 6. Exhibits and Reports on Form 8-K.

None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         SUFFOLK BANCORP


Date: May 15, 2000                           /s/ Thomas S. Kohlmann
                                             -----------------------------------
                                             Thomas S. Kohlmann
                                             President & Chief Executive Officer


Date: May 15, 2000                           /s/ J. Gordon Huszagh
                                             -----------------------------------
                                             J. Gordon Huszagh
                                             Executive Vice President &
                                             Chief Financial Officer