Form 10-Q
period 2000-06-30
SUFFOLK BANCORP
filed 2000-08-14
CIK 754673

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended June 30, 2000

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


                                 NOT APPLICABLE
(former name,former address and former fiscal year if changed since last report)


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X . No.
                                             ---     ---
     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        5,995,064 SHARES OF COMMON STOCK OUTSTANDING AS OF JUNE 30, 2000

                       This page left blank intentionally.

                        SUFFOLK BANCORP AND SUBSIDIARIES


Part I - Financial Information (unaudited)                        page

     Consolidated Statements of Condition............................4
     Consolidated Statements of Income, For the Three
       Months Ended June 30, 2000 and 1999...........................5
     Consolidated Statements of Income, For the Six
       Months Ended June 30, 2000 and 1999...........................6
     Statements of Cash Flows, For the Six Months
       Ended June 30, 2000 and 1999..................................7
     Notes to the Unaudited Consolidated Financial Statements........8
     Management's Discussion and Analysis of Financial
       Condition and Results of Operations...........................8

Part II - Other Information.........................................11

     Signatures.....................................................11

                        SUFFOLK BANCORP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CONDITION
      (UNAUDITED, IN THOUSANDS OF DOLLARS, EXCEPT SHARE AND PER SHARE DATA)


                                          JUNE 30, 2000      DECEMBER 31, 1999
                                          -------------      ------------------
ASSETS
Cash & Due From Banks                     $      84,361      $          53,452
Federal Funds Sold                                2,000                      -
Investment Securities:
   Available for Sale, at Fair Value            138,520                132,484
   Held to Maturity:
     U.S. Government Agency Obligations           1,291                  1,583
     Obligations of States & Political
       Subdivisions                              13,759                 27,835
     Corporate Bonds & Other Securities           3,468                  3,468
                                          -------------      ------------------
Total Investment Securities                     157,038                165,370

Total Loans                                     750,732                727,525
   Less: Allowance for Possible
     Loan Losses                                  7,527                  7,270
                                          -------------      ------------------
Net Loans                                       743,205                720,255

Premises & Equipment, Net                        13,949                 14,345
Other Real Estate Owned, Net                        175                    203
Accrued Interest Receivable, Net                  6,058                  5,871
Excess of Cost Over Fair Value
  of Net Assets Acquired                          1,357                  1,538
Other Assets                                     21,216                 19,765
                                          -------------      -----------------
      TOTAL ASSETS                            1,029,359                980,799
                                          =============      =================
LIABILITIES & STOCKHOLDERS' EQUITY
Demand Deposits                                 265,442                242,397
Savings, N.O.W.'s & Money Market Deposits       383,842                369,921
Time Certificates of $100,000 or more            31,406                 23,458
Other Time Deposits                             240,131                241,527
                                          -------------      ------------------
  Total Deposits                                920,821                877,303

Federal Home Loan Bank Borrowings                15,200                 13,500
Dividend Payable on Common Stock                  1,381                  1,273
Accrued Interest Payable                          2,327                  2,463
Other Liabilities                                 8,918                  8,926
                                          -------------      ------------------
      TOTAL LIABILITIES                         948,647                903,465
                                          -------------      ------------------

STOCKHOLDERS' EQUITY
Common Stock (par value $2.50;
  15,000,000 shares authorized;
  5,995,064 & 6,055,580 shares
  issued at June 30, 2000
  & December 31, 1999, respectively)             19,026                 19,026
Surplus                                          18,456                 18,456
Treasury Stock at Par
  (1,615,356 shares & 1,554,840
  shares, respectively)                          (4,038)                (3,887)
Undivided Profits                                49,031                 45,576
                                          -------------      ------------------
                                                 82,475                 79,171

Accumulated Other Comprehensive
  Income, Net of Tax                             (1,763)                (1,837)
                                          -------------      ------------------
      TOTAL STOCKHOLDERS' EQUITY                 80,712                 77,334

      TOTAL LIABILITIES & STOCKHOLDERS'
        EQUITY                            $   1,029,359      $         980,799
                                          =============      =================

See accompanying notes to consolidated financial statements.

                        SUFFOLK BANCORP AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
      (UNAUDITED, IN THOUSANDS OF DOLLARS, EXCEPT SHARE AND PER SHARE DATA)

                                                 For the Three Months Ended
                                          JUNE 30, 2000           JUNE 30, 1999
                                          -------------           --------------
INTEREST INCOME
Federal Funds Sold                        $          24           $         217
United States Treasury Securities                   431                     543
Obligations of States & Political
  Subdivisions (tax exempt)                         324                     152
U.S. Government Agency Obligations                1,788                     849
Corporate Bonds & Other Securities                   71                      38
Loans                                            16,379                  14,774
                                          -------------          --------------
         Total Interest Income                   19,017                  16,573

INTEREST EXPENSE
Savings, N.O.W.'s & Money Market
  Deposits                                        2,209                   1,927
Time Certificates of $100,000 or more               315                     273
Other Time Deposits                               3,134                   2,903
Federal Funds Purchased                             116                       2
Interest on Other Borrowings                        395                       5
                                          -------------          --------------
  Total Interest Expense                          6,169                   5,110

  Net-interest Income                            12,848                  11,463
Provision for Possible Loan Losses                  300                     225
                                          -------------          --------------
  Net-interest Income After
    Provision for Possible Loan Losses           12,548                  11,238

OTHER INCOME
Service Charges on Deposit Accounts               1,170                   1,086
Other Service Charges, Commissions & Fees           370                     320
Fiduciary Fees                                      190                     169
Other Operating Income                              111                     104
                                          -------------          --------------
  Total Other Income                              1,841                   1,679

OTHER EXPENSE
Salaries & Employee Benefits                      4,326                   4,159
Net Occupancy Expense                               620                     559
Equipment Expense                                   614                     587
Other Real Estate Expense                             3                      12
Other Operating Expense                           2,058                   2,278
                                          -------------          --------------
  Total Other Expense                             7,621                   7,595

Income Before Provision for
  Income Taxes                                    6,768                   5,322
Provision for Income Taxes                        2,693                   2,115
                                          -------------          --------------
NET INCOME                                $       4,075           $       3,207
                                          =============          ==============
    AVERAGE: Common Shares Outstanding        6,010,506               6,070,080
                Dilutive Stock Options            6,924                   6,735
                                          -------------          --------------
  AVERAGE TOTAL COMMON SHARES AND
    DILUTIVE OPTIONS                          6,017,430               6,076,815

EARNINGS PER COMMON SHARE          Basic  $        0.68           $        0.53
                                 Diluted  $        0.68           $        0.53


          See accompanying notes to consolidated financial statements.

                        SUFFOLK BANCORP AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
      (UNAUDITED, IN THOUSANDS OF DOLLARS, EXCEPT SHARE AND PER SHARE DATA)

                                                 For the Six Months Ended
                                          JUNE 30, 2000           JUNE 30, 1999
                                          -------------           --------------
INTEREST INCOME
Federal Funds Sold                        $         148           $         315
United States Treasury Securities                   850                   1,557
Obligations of States & Political
  Subdivisions                                      637                     305
U.S. Government Agency Obligations                3,459                   1,801
Corporate Bonds & Other Securities                  127                     112
Loans                                            32,143                  28,845
                                          -------------          --------------
  Total Interest Income                          37,364                  32,935

INTEREST EXPENSE
Savings, N.O.W.'s & Money Market Deposits         4,409                   3,683
Time Certificates of $100,000 or more               667                     579
Other Time Deposits                               6,152                   5,865
Federal Funds Purchased                             191                     169
Interest on Other Borrowings                        640                      15
                                          -------------          --------------
  Total Interest Expense                         12,059                  10,311

  Net-interest Income                            25,305                  22,624
Provision for Possible Loan Losses                  600                     495
                                          -------------          --------------
   Net-interest Income After Provision           24,705                  22,129

OTHER INCOME
Service Charges on Deposit Accounts               2,352                   2,045
Other Service Charges, Commissions & Fees           652                     521
Fiduciary Fees                                      423                     336
Other Operating Income                              343                     242
                                          -------------          --------------
  Total Other Income                              3,770                   3,144

OTHER EXPENSE
Salaries & Employee Benefits                      8,817                   8,434
Net Occupancy Expense                             1,246                   1,173
Equipment Expense                                 1,251                   1,151
Other Real Estate Expense                             6                      13
Other Operating Expense                           4,266                   4,276
                                          -------------          --------------
  Total Other Expense                            15,586                  15,047

Income Before Provision for Income Taxes         12,889                  10,226
Provision for Income Taxes                        5,185                   3,996
                                          -------------          --------------
NET INCOME                                $       7,704           $       6,230
                                          =============          ==============

    AVERAGE: Common Shares Outstanding        6,029,856               6,073,662
                Dilutive Stock Options            7,042                   6,693
                                          -------------          --------------
                         AVERAGE TOTAL        6,036,898               6,080,355

       EARNINGS PER COMMON SHARE Basic    $        1.28           $        1.03
                               Diluted    $        1.28           $        1.02


          See accompanying notes to consolidated financial statements.

                        SUFFOLK BANCORP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
      (UNAUDITED, IN THOUSANDS OF DOLLARS, EXCEPT SHARE AND PER SHARE DATA)

                                                 For the Six Months Ended
                                          JUNE 30, 2000           JUNE 30, 1999
                                          -------------           --------------
CASH FLOWS FROM OPERATING ACTIVITIES

NET INCOME                                $       7,704           $       6,230

ADJUSTMENTS TO RECONCILE NET INCOME
  TO NET CASH
  Provision for Possible Loan Losses                600                     495
  Depreciation & Amortization                     1,018                   1,007
  Amortization of Excess Cost Over Fair
    Value of Net Assets Acquired                    181                     181
  Accretion of Discounts                           (122)                   (634)
  Amortization of Premiums                          363                     315
  (Increase) Decrease in Accrued
    Interest Receivable                            (187)                     74
  Increase in Other Assets                       (1,424)                    (84)
  Decrease in Accrued Interest Payable             (136)                   (701)
  Increase in Other Liabilities                      99                   2,865
                                          -------------           --------------
    NET CASH PROVIDED BY OPERATING                8,096                   9,748
      ACTIVITIES

CASH FLOWS FROM INVESTING ACTIVITIES
  Principal Payments on Investment
    Securities                                      482                     500
  Maturities of Investment Securities;
    Available for Sale                           21,566                  11,648
  Purchases of Investment Securities;
    Available for Sale                           (7,485)                 (5,299)
  Maturities of Investment Securities;
    Held to Maturity                              6,000                  78,000
  Purchases of Investment Securities;
    Held to Maturity                            (12,342)                (59,617)
  Loan Disbursements & Repayments, Net          (23,712)                (51,545)
  Purchases of Premises & Equipment, Net           (622)                   (764)
  Disposition of Other Real Estate Owned             --                      95
                                          -------------           --------------
   NET CASH USED IN INVESTING ACTIVITIES        (16,113)                (26,982)

CASH FLOWS FROM FINANCING ACTIVITIES
  Net Increase in Deposit Accounts               43,519                  39,938
  Net Proceeds from Other Borrowings              1,700                      --
  Dividends Paid to Shareholders                 (2,662)                 (2,373)
  Treasury Shares Acquired                       (1,631)                   (288)
                                          -------------           --------------
   NET CASH PROVIDED BY FINANCING
     ACTIVITIES                                  40,926                  37,277

   NET INCREASE IN CASH & CASH
     EQUIVALENTS                                 32,909                  20,043
     CASH & CASH EQUIVALENTS
       BEGINNING OF PERIOD                       53,452                  76,098
                                          -------------           --------------
     CASH & CASH EQUIVALENTS
       END OF PERIOD                      $      86,361           $      96,141
                                          =============           =============


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

            The results of operations for the three months ended June 30, 2000 are not necessarily indicative of the results of operations to be expected for the remainder of the year.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
            for the Three-Month Periods ended June 30, 2000 and 1999

       NET INCOME

            Net income was $4,075,000 for the quarter, ahead 27.1 percent from $3,207,000 posted during the same period last year. Earnings per share for the quarter were $0.68 versus $0.53, a gain of 28.3 percent.

       INTEREST INCOME

            Interest income was $19,017,000 for the second quarter of 2000, up
       14.7 percent from $16,573,000 posted for the same quarter in 1999. Average loans during the second quarter of 2000 totaled $734,945,000, compared to $676,969,000 for the same period of 1999. During the second quarter of 2000, the yield was 8.44 percent (taxable-equivalent) on average earning assets of $909,215,000 up from 8.19 percent on average earning assets of $813,753,000 during the second quarter of 1999. Increases in interest income were attributable primarily to increases in the volume of both loans and investments, but also to a change in the composition of the investment portfolio emphasizing high-quality higher-yielding collateralized mortgage obligations.

       INTEREST EXPENSE

          Interest expense for the second quarter of 2000 was $6,169,000, up
       20.7 percent from $5,110,000 for the same period of 1999. Average deposits for the second quarter 2000 were $876,703,000 up from $828,972,000 for the comparable period in 1999. Interest expense remained moderate as demand deposits comprised 28.8 percent of total deposits.

       NET INTEREST INCOME

          Net interest income, net of the provision for possible loan losses, is the largest component of Suffolk's earnings. Net interest income for the second quarter of 2000 was $12,548,000, up 11.7 percent from $11,238,000 during the same period of 1999. The net interest margin for the quarter, on a fully taxable-equivalent basis, was 5.73 percent compared to 5.68 percent for the same period of 1999.

  The following table details the components of Suffolk's net interest income:

-----------------------------------------------------------------------------------------------------------------------
Quarter ended                                             June 30, 2000                    June 30, 1999
-----------------------------------------------------------------------------------------------------------------------
                                                    Average              Average    Average                Average
                                                    Balance   Interest    Rate      Balance     Interest     Rate
-----------------------------------------------------------------------------------------------------------------------
INTEREST-EARNING ASSETS
-----------------------------------------------------------------------------------------------------------------------
U.S. treasury securities                         $   31,320   $    440     5.62 % $  39,633     $    555     5.59 %

Obligations of states and political subdivisions     30,829        493     6.40      14,886          231     6.20
U.S. govt. agency obligations                       107,150      1,788     6.67      60,828          849     5.59
Corporate bonds and other securities                  3,468         71     8.17       3,368           37     4.44
Federal funds sold and securities purchased
  under agreements to resell                          1,503         24     6.44      18,069          217     4.80
Loans, including non-accrual loans
  Commercial, financial agricultural loans          138,547      3,669    10.59     125,902        2,707     8.60
  Commercial real estate mortgages                  151,355      3,356     8.87     144,155        3,188     8.85
  Real estate construction loans                     30,042        753    10.03      13,624          367    10.78
  Residential mortgages (1st and 2nd liens)          84,565      1,897     8.97      75,400        1,845     9.79
  Home equity loans                                  20,033        504    10.06      21,000          480     9.14
  Consumer loans                                    309,723      6,200     8.01     293,224        6,187     8.44
  Other loans (overdrafts)                              680                  --       3,664
-----------------------------------------------------------------------------------------------------------------------
Total interest-earning assets                    $  909,215   $ 19,195     8.44 % $ 813,753     $ 16,663     8.19 %
=======================================================================================================================
Cash and due from banks                          $   62,371                       $  62,440
Other non-interest-earning assets                    39,482                          39,174
-----------------------------------------------------------------------------------------------------------------------
Total assets                                     $1,011,068                       $ 915,367
-----------------------------------------------------------------------------------------------------------------------
INTEREST-BEARING LIABILITIES
-----------------------------------------------------------------------------------------------------------------------
Savings, N.O.W.'s and money market deposits      $  369,950   $ 2,208      2.39 % $ 344,637     $  1,927     2.24 %
Time deposits                                       259,095     3,450      5.33     254,077        3,176     5.00
-----------------------------------------------------------------------------------------------------------------------
Total savings and time deposits                     629,045     5,658      3.60     598,714        5,103     3.41
Federal funds purchased and securities
  sold under agreement to repurchase                  7,335       116      6.35         194            2     5.14
Other borrowings                                     24,397       395      6.47         419            5     4.73
-----------------------------------------------------------------------------------------------------------------------
Total interest-bearing liabilities               $  660,777   $ 6,169      3.73 % $ 599,327     $  5,110     3.41 %
=======================================================================================================================
Rate spread                                                                4.71 %                            4.78 %
Non-interest-bearing deposits                    $  247,658                       $ 219,711
Other non-interest-bearing liabilities               25,319                          23,924
-----------------------------------------------------------------------------------------------------------------------
Total liabilities                                $  933,754                       $ 842,962
Stockholders' equity                                 77,314                          72,405
-----------------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity       $1,011,068                       $ 915,367

Net-interest income (taxable-equivalent basis)
  and effective interest rate differential                    $13,026      5.73 %               $ 11,553     5.68 %
Less: taxable-equivalent basis adjustment                        (178)                               (90)
-----------------------------------------------------------------------------------------------------------------------
Net-interest income                                           $12,848                           $ 11,463
=======================================================================================================================

OTHER INCOME

     Other income increased to $1,841,000 for the three months compared to $1,679,000 the previous year. Service charges on deposits were up 7.7 percent. Service charges, including commissions and fees other than for deposits, increased by 15.6 percent. Trust revenue was up 12.4 percent. Other operating income was up 6.7 percent.

OTHER EXPENSE

     Other expense for the second quarter of 2000 was $7,621,000, up 0.3 percent from $7,595,000 for the comparable period in 1999. Employee compensation increased by 4.0 percent, net occupancy by 10.9 percent, equipment expense by
4.6 percent while other operating expense decreased by 9.7.

CAPITAL RESOURCES

     Stockholders' equity totaled $80,712,000 on June 30, 2000, an increase of
4.4 percent from $77,334,000 on December 31, 1999. The ratio of equity to assets was 7.8 percent at June 30, 2000 and 7.9 percent at December 31, 1999. The following table details amounts and ratios of Suffolk's regulatory capital: (in thousands of dollars except ratios)

------------------------------------------------------------------------------------------------------------------------------
                                                                                               To be well capitalized
                                                                          For capital        under prompt corrective
                                                  Actual                   adequacy             action provisions
                                           Amount        Ratio        Amount      Ratio       Amount        Ratio
------------------------------------------------------------------------------------------------------------------------------
As of June 30, 2000

Total capital (to risk-weighted assets)   $ 88,498       10.75%      $ 65,873     8.00%      $ 82,342        10.00%
Tier 1 capital (to risk-weighted assets)    80,971        9.83%        32,937     4.00%        49,405         6.00%
Tier 1 capital (to average assets)          80,971        8.05%        32,937     4.00%        41,171         5.00%
------------------------------------------------------------------------------------------------------------------------------
As of December 31, 1999

Total capital (to risk-weighted assets)   $ 88,615       11.05%      $ 61,905     8.00%      $ 77,381        10.00%
Tier 1 capital (to risk-weighted assets)    81,345       10.15%        30,952     4.00%        46,429         6.00%
Tier 1 capital (to average assets)          81,345        8.74%        30,952     4.00%        47,010         5.00%
==============================================================================================================================

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

The following table presents information about the allowance for possible loan losses: (in thousands of dollars except ratios)

-----------------------------------------------------------------------------------------------------------
                                             For the               For the three months ended
                                             last 12       June 30    Mar. 31         Dec. 31    Sept. 30
                                             months           2000       2000            1999        1999
-----------------------------------------------------------------------------------------------------------
Allowance for possible loan losses
 Beginning balance                           7,173         7,382        7,270            7,106       7,173
 Total charge-offs                             979           198          214              172         395
 Total recoveries                              158            43           26               36          53
 Provision for possible loan losses          1,175           300          300              300         275
-----------------------------------------------------------------------------------------------------------
Ending balance                               7,527         7,527        7,382            7,270       7,106
==========================================================================================================
Coverage ratios
 Loans, net of discounts: average          711,526       734,945      718,721          702,838     689,600
   at end of period                        729,852       750,732      739,389          727,525     701,763
 Non-performing assets                       1,703         2,273        1,646            1,407       1,485
 Non-performing assets/total loans
   (net of discount)                          0.23%         0.30%        0.22%            0.19%       0.21%
 Net charge-offs/average net loans
   (annualized)                               0.12%         0.08%        0.10%            0.08%       0.20%
 Allowance/non-accrual,
   restructured, & OREO                     427.43%       331.15%      448.48%          451.55%     478.52%
Allowance for loan losses/net loans           1.00%         1.00%        1.00%            1.00%       1.01%
-----------------------------------------------------------------------------------------------------------

MARKET RISK

     Suffolk originates and invests in interest-earning assets and solicits interest-bearing deposit accounts. Suffolk's operations are subject to market risk resulting from fluctuations in interest rates to the extent that there is a difference between the amounts of interest-earning assets and interest-bearing liabilities that are prepaid, withdrawn, mature, or reprice in any given period of time. Suffolk's earnings or the net value of its portfolio (the present value of expected cash flows from liabilities) will change when interest rates change. The principal objective of Suffolk's asset/ liability management program is to maximize net interest income while keeping risks acceptable. These risks include both the effect of changes in interest rates, and risks to liquidity. The program also provides guidance to management in funding Suffolk's investment in loans and securities. Suffolk's exposure to interest-rate risk has not changed substantially since December 31, 1999.

                                    PART II

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  SUFFOLK BANCORP

Date: August 14, 2000                       /s/ Thomas S. Kohlmann
                                            -----------------------
                                            Thomas S. Kohlmann
                                            President & Chief Executive Officer

Date: August 14, 2000                       /s/ J. Gordon Huszagh
                                            -----------------------
                                            J. Gordon Huszagh
                                            Executive Vice President &
                                            Chief Financial Officer