Form 10-Q
period 2000-09-30
SUFFOLK BANCORP
filed 2000-11-14
CIK 754673

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended September 30, 2000

0-13580
(Commission file number)

SUFFOLK BANCORP
(Exact name of registrant as specified in its charter)

New York State (State or other jurisdiction of incorporation or organization)	11-2708279 (I.R.S. Employer Identification No.)

6 West Second Street, Riverhead, New York (Address of Principal Executive Offices)	11901 (Zip Code)

(631) 727-5667
(Registrant’s telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year if changed since last report)

             Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [  ]

             Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

             5,995,064 shares of common stock outstanding as of September 30, 2000

This page left blank intentionally.

SUFFOLK BANCORP AND SUBSIDIARIES
TABLE OF CONTENTS

SIGNATURES	12

PART I. FINANCIAL INFORMATION

SUFFOLK BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CONDITION
(In thousands of dollars, except share and per share data)
(Unaudited)

	September 30, 2000	December 31, 1999

ASSETS
Cash & due from banks	$64,158	$53,452
Federal funds sold	2,100	—
Investment securities:
Available for sale, at fair value	140,208	132,484
Held to maturity:
U.S. Government agency obligations	—	1,583
Obligations of states & political subdivisions	17,692	27,835
Corporate bonds & other securities	3,468	3,468

Total investment securities	161,368	165,370

Total loans	758,894	727,525
Less: allowance for possible loan losses	7,676	7,270

Net loans	751,218	720,255

Premises & equipment, net	13,786	14,345
Other real estate owned, net	175	203
Accrued interest receivable, net	5,936	5,871
Excess of cost over fair value of net assets acquired	1,267	1,538
Other assets	20,713	19,765

Total assets	1,020,721	980,799

LIABILITIES & STOCKHOLDERS’ EQUITY
Demand deposits	265,283	242,397
Savings, N.O.W.’s & Money Market deposits	384,709	369,921
Time Certificates of $100,000 or more	21,706	23,458
Other time deposits	249,601	241,527

Total deposits	921,299	877,303
Federal home loan bank borrowings	—	13,500
Dividend payable on common stock	1,381	1,273
Accrued interest payable	2,916	2,463
Other liabilities	10,363	8,926

Total liabilities	935,959	903,465

Stockholders’ equity:
Common stock (par value $2.50; 15,000,000 shares authorized; 5,995,064 & 6,055,580 shares issued at September 30, 2000 & December 31, 1999, respectively)	19,026	19,026
Surplus	18,456	18,456
Treasury stock at par (1,615,356 shares & 1,554,840 shares, respectively)	(4,038)	(3,887)
Undivided profits	51,912	45,576

	85,356	79,171
Accumulated other comprehensive income, net of tax	(594)	(1,837)

Total stockholders’ equity	84,762	77,334

Total liabilities & stockholders’ equity	$1,020,721	$980,799

See accompanying notes to consolidated financial statements.

SUFFOLK BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands of dollars, except share and per share data)
(Unaudited)

	For the Three Months Ended

	September 30, 2000	September 30, 1999

Interest income
Federal funds sold	$134	$575
United States treasury securities	441	542
Obligations of states & political subdivisions (tax exempt)	174	150
U.S. Government agency obligations	1,807	906
Corporate bonds & other securities	72	55
Loans	16,757	15,139

Total interest income	19,385	17,367

Interest expense
Savings, N.O.W.’s & Money Market deposits	2,283	2,099
Time Certificates of $100,000 or more	377	307
Other time deposits	3,353	2,925
Federal funds purchased	20	2
Interest on other borrowings	11	—

Total interest expense	6,044	5,333

Net-interest income	13,341	12,034
Provision for possible loan losses	300	275

Net-interest income after provision for possible loan losses	13,041	11,759

Other income
Service charges on deposit accounts	1,179	994
Other service charges, commissions & fees	435	444
Fiduciary fees	199	186
Other operating income	161	158

Total other income	1,974	1,782

Other expense
Salaries & employee benefits	4,325	4,307
Net occupancy expense	686	615
Equipment expense	571	558
Other real estate expense	1	—
Other operating expense	2,316	2,149

Total other expense	7,899	7,629

Income before provision for income taxes	7,116	5,912
Provision for income taxes	2,856	2,330

Net income	$4,260	$3,582

Average: Common shares outstanding	5,995,064	6,065,596
Dilutive stock options	8,221	7,048

Average total common shares and dilutive options	6,003,285	6,072,644

Earnings per common share
Basic	$0.71	$0.59
Diluted	$0.71	$0.59

See accompanying notes to consolidated financial statements.

SUFFOLK BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands of dollars, except share and per share data)
(Unaudited)

	For the Nine Months Ended

	September 30, 2000	September 30, 1999

Interest income
Federal funds sold	$282	$890
United States treasury securities	1,291	2,099
Obligations of states & political subdivisions (tax exempt)	811	455
U.S. Government agency obligations	5,266	2,707
Corporate bonds & other securities	199	167
Loans	48,900	43,984

Total interest income	56,749	50,302

Interest expense
Savings, N.O.W.’S & Money Market deposits	6,692	5,782
Time Certificates of $100,000 or more	1,044	886
Other time deposits	9,505	8,790
Federal funds purchased	211	171
Interest on other borrowings	651	15

Total interest expense	18,103	15,644

Net-interest income	38,646	34,658
Provision for possible loan losses	900	770

Net-interest income after provision	37,746	33,888

Other income
Service charges on deposit accounts	3,531	3,039
Other service charges, commissions & fees	1,087	965
Fiduciary fees	622	522
Other operating income	504	400

Total other income	5,744	4,926

Other expense
Salaries & employee benefits	13,142	12,741
Net occupancy expense	1,932	1,788
Equipment expense	1,822	1,709
Other real estate expense	7	13
Other operating expense	6,582	6,425

Total other expense	23,485	22,676

Income before provision for income taxes	20,005	16,138
Provision for income taxes	8,041	6,326

Net income	$11,964	$9,812

Average: Common shares outstanding	6,018,174	6,070,944
Dilutive stock options	7,458	6,814

Average total common shares and dilutive options	6,025,632	6,077,758
Earnings per common share
Basic	$1.99	$1.62
Diluted	$1.99	$1.61

See accompanying notes to consolidated financial statements.

SUFFOLK BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of dollars, except share and per share data)
(Unaudited)

	For the Nine Months Ended

	September 30, 2000	September 30, 1999

Cash flows from operating activities
Net income	$11,964	$9,812
Adjustments to reconcile net income to net cash
Provision for possible loan losses	900	770
Depreciation & amortization	1,522	1,486
Amortization of excess cost over fair value of net assets acquired	271	271
Accretion of discounts	(188)	(709)
Amortization of premiums	477	514
(Increase) decrease in accrued interest receivable	(65)	200
Increase in other assets	(921)	(737)
Increase (decrease) in accrued interest payable	453	(612)
Increase in other liabilities	1,439	810

Net cash provided by operating activities	15,852	11,805

Cash flows from investing activities
Principal payments on investment securities	2,020	712
Maturities of investment securities; available for sale	24,909	15,163
Purchases of investment securities; available for sale	(14,760)	(25,463)
Maturities of investment securities; held to maturity	6,000	109,000
Purchases of investment securities; held to maturity	(12,342)	(86,451)
Loan disbursements & repayments, net	(32,732)	(54,308)
Purchases of premises & equipment, net	(963)	(973)
Disposition of other real estate owned	—	95

Net cash used in investing activities	(27,868)	(42,225)

Cash flows from financing activities
Net increase in deposit accounts	43,996	39,631
Net payments for other borrowings	(13,500)	—
Dividends paid to shareholders	(4,043)	(3,647)
Treasury shares acquired	(1,631)	(490)

Net cash provided by financing activities	24,822	35,494

Net increase in cash & cash equivalents	12,806	5,074
Cash & cash equivalents beginning of period	53,452	76,098

Cash & cash equivalents end of period	$66,258	$81,172

See accompanying notes to consolidated financial statements.

SUFFOLK BANCORP AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1) General

             In the opinion of management, the accompanying unaudited consolidated financial statements of Suffolk Bancorp (Suffolk) and its consolidated subsidiaries have been prepared to reflect all adjustments (consisting solely of normally recurring accruals) necessary for a fair presentation of the financial condition and results of operations for the periods presented. Certain information and footnotes normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Notwithstanding, management believes that the disclosures are adequate to prevent the information from misleading the reader, particularly when the accompanying consolidated financial statements are read in conjunction with the audited consolidated financial statements and notes thereto included in the Registrant’s annual report and on Form 10-K, for the y ear ended December 31, 1999.

             The results of operations for the three months ended September 30, 2000 are not necessarily indicative of the results of operations to be expected for the remainder of the year.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
for the Three-Month Periods ended September 30, 2000 and 1999

Net Income

             Net income was $4,260,000 for the quarter, ahead 18.9 percent from $3,582,000 posted during the same period last year. Earnings per share for the quarter were $0.71 versus $0.59, a gain of 20.3 percent.

Interest Income

             Interest income was $19,385,000 for the third quarter of 2000, up 11.6 percent from $17,367,000 posted for the same quarter in 1999. Average loans during the third quarter of 2000 totaled $738,427,000, compared to $689,600,000 for the same period of 1999. During the third quarter of 2000, the yield was 8.64 percent (taxable-equivalent) on average earning assets of $902,183,000 up from 8.18 percent on average earning assets of $853,772,000 during the third quarter of 1999. Increases in interest income were attributable primarily to increases in the volume of both loans and investments, but also to a change in the composition of the investment portfolio emphasizing high-quality higher-yielding collateralized mortgage obligations.

Interest Expense

             Interest expense for the third quarter of 2000 was $6,044,000, up 13.3 percent from $5,333,000 for the same period of 1999. Average deposits for the third quarter of 2000 were $891,910,000 up from $854,189,000 for the comparable period in 1999. Interest expense remained moderate as demand deposits comprised 28.8 percent of total deposits.

Net Interest Income

             Net interest income, net of the provision for possible loan losses, is the largest component of Suffolk’s earnings. Net interest income for the third quarter of 2000 was $13,041,000, up 10.9 percent from $11,759,000 during the same period of 1999. The net interest margin for the quarter, on a fully taxable-equivalent basis, was 5.96 percent compared to 5.68 percent for the same period of 1999.

             The following table details the components of Suffolk’s net interest income:

	Quarter Ended September 30,

	2000			1999

	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate

Interest-earning assets
U.S. treasury securities	$31,013	$449	5.79%	$38,956	553	5.68%
Obligations of states and political subdivisions	13,945	263	7.55	13,288	228	6.87
U.S. govt. agency obligations	106,948	1,807	6.76	64,395	906	5.63
Corporate bonds and other securities	3,468	72	8.34	3,368	55	6.55
Federal funds sold and securities purchased under agreements to resell	8,382	135	6.42	44,166	575	5.21
Loans, including non-accrual loans
Commercial, financial agricultural loans	127,316	2,897	9.10	123,771	2,721	8.80
Commercial real estate mortgages	151,936	3,403	8.96	147,812	3,300	8.93
Real estate construction loans	31,708	819	10.33	13,474	301	8.94
Residential mortgages (1st and 2nd liens)	86,581	1,871	8.64	75,810	1,870	9.87
Home equity loans	19,370	522	10.78	19,987	474	9.49
Consumer loans	321,196	7,245	9.02	303,446	6,473	8.53
Other loans (overdrafts)	320	—		5,299	—	—

Total interest-earning assets	$902,183	$19,483	8.64%	$853,772	17,456	8.18%

Cash and due from banks	$60,872			$56,062
Other non-interest-earning assets	41,253			32,168

Total assets	$1,004,308			$942,002

Interest-bearing liabilities
Savings, N.O.W.’s and Money Market deposits	$369,532	$2,283	2.47%	$357,050	2,099	2.35%
Time deposits	265,535	3,729	5.62	253,977	3,232	5.09

Total savings and time deposits	635,067	6,012	3.79	611,027	5,331	3.49
Federal funds purchased and securities sold under agreement to repurchase	1,122	20	7.11	109	2	5.62
Other borrowings	521	12	8.85	—	—	—

Total interest-bearing liabilities	$636,710	6,044	3.80%	$611,136	5,333	3.49%

Rate spread			4.84%			4.69%
Non-interest-bearing deposits	$256,843			$243,162
Other non-interest-bearing liabilities	30,254			13,848

Total liabilities	$923,807			868,146
Stockholders’ equity	80,501			73,856

Total liabilities and stockholders’ equity	$1,004,308			$942,002

Net-interest income (taxable-equivalent basis) and effective interest rate differential		$13,439	5.96%		$12,124	5.68%
Less: taxable-equivalent basis adjustment		(99)			(89)

Net-interest income		$13,340			$12,035

Other Income

             Other income increased to $1,974,000 for the three months compared to $1,782,000 the previous year. Service charges on deposits were up 18.6 percent. Service charges, including commissions and fees other than for deposits, decreased by 2.0 percent. Trust revenue was up 7.0 percent. Other operating income was up 1.9 percent.

Other Expense

             Other expense for the third quarter of 2000 was $7,899,000, up 3.5 percent from $7,629,000 for the comparable period in 1999. Employee compensation increased by 0.4 percent, net occupancy by 11.5 percent, equipment expense by 2.3 percent while other operating expense increased by 7.8 percent.

Capital Resources

             Stockholders’ equity totaled $84,762,000 on September 30, 2000, an increase of 9.6 percent from $77,334,000 on December 31, 1999. The ratio of equity to assets was 8.3 percent at September 30, 2000 and 7.9 percent at December 31, 1999. The following table details amounts and ratios of Suffolk’s regulatory capital: (in thousands of dollars except ratios)

	Actual		For Capital Adequacy		To Be Well Capitalized Under Prompt Corrective Action Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of September 30, 2000
Total capital (to risk-weighted assets)	$91,604	11.07%	$66,223	8.00%	$82,779	10.00%
Tier 1 capital (to risk-weighted assets)	83,928	10.14%	33,112	4.00%	49,668	6.00%
Tier 1 capital (to average assets)	83,928	8.35%	33,112	4.00%	50,264	5.00%

As of December 31, 1999
Total capital (to risk-weighted assets)	$88,615	11.05%	$61,905	8.00%	$77,381	10.00%
Tier 1 capital (to risk-weighted assets)	81,345	10.15%	30,952	4.00%	46,429	6.00%
Tier 1 capital (to average assets)	81,345	8.74%	30,952	4.00%	47,010	5.00%

Credit Risk

             Suffolk makes loans based on the best evaluation possible of the creditworthiness of the borrower. Even with careful underwriting, some loans may not be repaid as originally agreed. To provide for this possibility, Suffolk maintains an allowance for possible loan losses, based on an analysis of the performance of the loans in its portfolio. The analysis includes subjective factors based on management’s judgment as well as quantitative evaluation. Prudent, conservative estimates should produce an allowance that will provide for a range of losses. According to generally accepted accounting principles (“GAAP”) a financial institution should record its best estimate. Appropriate factors contributing to the estimate may include changes in the composition of the institution’s assets, or potential economic slowdowns or downturns. Also important is the geographical or political environment in which the institution operates. Suffolk’s management considers all of these factors when determining the provision for possible loan losses.

             The following table presents information about the allowance for possible loan losses (in thousands of dollars except ratios).

		For the Three Months Ended

	For the Last 12 Months	Sept. 30, 2000	June 30, 2000	Mar. 31, 2000	Dec. 31, 1999

Allowance for possible loan losses
Beginning balance	7,106	7,527	7,382	7,270	7,106
Total charge-offs	790	206	198	214	172
Total recoveries	160	55	43	26	36
Provision for possible loan losses	1,200	300	300	300	300

Ending balance	7,676	7,676	7,527	7,382	7,270

Coverage ratios
Loans, net of discounts: average	723,733	738,427	734,945	718,721	702,838
Loans, net of discounts: at end of period	744,135	758,894	750,732	739,389	727,525
Non-performing assets	2,003	2,685	2,273	1,646	1,407
Non-performing assets/total loans (net of discount)	0.27%	0.35%	0.30%	0.22%	0.19%
Net charge-offs/average net loans (annualized)	0.09%	0.08%	0.08%	0.10%	0.08%
Allowance/non-accrual, restructured, & OREO	379.27%	285.88%	331.15%	448.48%	451.55%
Allowance for loan losses/net loans	1.00%	1.01%	1.00%	1.00%	1.00%

Market Risk

             Suffolk originates and invests in interest-earning assets and solicits interest-bearing deposit accounts. Suffolk’s operations are subject to market risk resulting from fluctuations in interest rates to the extent that there is a difference between the amounts of interest-earning assets and interest-bearing liabilities that are prepaid, withdrawn, mature, or reprice in any given period of time. Suffolk’s earnings or the net value of its portfolio (the present value of expected cash flows from liabilities) will change when interest rates change. The principal objective of Suffolk’s asset/liability management program is to maximize net interest income while keeping risks acceptable. These risks include both the effect of changes in interest rates, and risks to liquidity. The program also provides guidance to management in funding Suffolk’s investment in loans and securities. Suffolk’s exposure to interest-rate risk has not changed substantially since December 31, 1999.

PART II. OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K.

             None.

SIGNATURES

             Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUFFOLK BANCORP
Date: November 14, 2000	/s/ Thomas S. Kohlmann

Thomas S. Kohlmann President & Chief Executive Officer

Date: November 14, 2000	/s/ J. Gordon Huszagh

J. Gordon Huszagh Executive Vice President & Chief Financial Officer