Form 10-K
period 2000-12-31
SUFFOLK BANCORP
filed 2001-03-09
CIK 754673

SUFFOLK [LOGO] BANCORP

                        2000 ANNUAL REPORT on FORM 10-K


[FULL-PAGE PHOTO OF MOUNT SINAI HARBOR AND CEDAR BEACH]

[PHOTO OF MOUNT SINAI HARBOR AND CEDAR BEACH]

On The Cover
Mount Sinai Harbor and Cedar Beach

The land under the historic town of Mount Sinai, New York, was purchased from native tribes in 1664. Its Indian name was "Nonawantuck." Mount Sinai Harbor was later famous during the Revolutionary War as a landing place for rebel troops from Connecticut in 1780. As late as 1874, the town included three stores, a windmill, two churches, and a school building, serving a population of 280. Cedar Beach separates the harbor from Long Island Sound, and is a major recreational resource for the area, providing boaters, fishermen, and beachcombers access to the Sound. It is the last navigable harbor for nearly 25 miles to the east on Long Island's north shore. Now a residential community with a number of upscale homes overlooking the water, Mount Sinai is located between Miller Place, in the foreground, and Port Jefferson, in the background, where Suffolk maintains full-service branch offices.


Corporate Profile.............................................................1
Financial Highlights..........................................................1
To Our Shareholders...........................................................2
Price Range of Common Stock and Dividends.....................................4
Summary of Selected Financial Data............................................4
Management's Discussion and Analysis of Financial
  Condition and Results of Operations.........................................5
Suffolk's Business............................................................5
General Economic Conditions...................................................5
Results of Operations.........................................................5
Net Income....................................................................5
Net Interest Income...........................................................5
Average Assets, Liabilities, and Stockholders' Equity,
  Rate Spread, and Effective Interest Rate Differential.......................6
Analysis of Changes in Net Interest Income....................................7
Interest Income...............................................................7
Investment Securities.........................................................7
Loan Portfolio................................................................8
Non-Performing Loans..........................................................9
Summary of Loan Losses and Allowance for Possible Loan Losses.................9
Interest Expense.............................................................10
Deposits.....................................................................10
Short-Term Borrowings........................................................11
Other Income.................................................................11
Other Expense................................................................11
Interest Rate Sensitivity....................................................11
Market Risk..................................................................12
Interest Rate Risk...........................................................12
Asset/Liability Management & Liquidity.......................................13
Capital Resources............................................................13
Risk-Based Capital and Leverage Guidelines...................................14
Discussion of New Accounting Pronouncements..................................14
Business Risks and Uncertainties.............................................14
Consolidated Statements of Condition.........................................15
Consolidated Statements of Income............................................16
Consolidated Statements of Changes in Stockholders' Equity...................17
Consolidated Statements of Cash Flows........................................18
Notes to Consolidated Financial Statements...................................19
Report of Independent Public Accountants.....................................30
Report of Management.........................................................30
Annual Report on Form 10-K...................................................31
Directors and Officers -- Suffolk Bancorp....................................39
Directors and Officers -- The Suffolk County National Bank...................40
Directory of Offices and Departments..........................Inside Back Cover

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

The staff at SCNB works hard to develop and maintain ties to the communities it serves. Most of SCNB's business is retail, and includes loans to individual consumers, to professionals, and to small and medium-sized commercial enterprises. It has special expertise in indirect retail lending, evaluating and buying loans generated by automobile dealers. In recent years, however, commercial loans of all types have increased as a percentage of the loan portfolio and have made substantial contributions to SCNB's profitability. SCNB's primary market is Long Island, New York. Long Island is home to more than
2.6 million people outside of the limits of New York City and is increasingly suburban in nature. Nassau County and the western end of Suffolk County are a center for commerce and are highly developed, supporting a diversified economy. The economy on eastern Long Island is based on services that support retirement, tourism, and agriculture. Together, they generate family incomes greater than the national average, providing Suffolk Bancorp with a steady and growing demand for loans and other services, and a reliable, reasonably priced supply of deposits.

                                                            Financial Highlights

                              (dollars in thousands, except ratios, share, and per-share information)
------------------------------------------------------------------------------------------------------
EARNINGS FOR THE YEAR                               December 31,               2000             1999
------------------------------------------------------------------------------------------------------
                                                      Net income        $    16,232       $   13,129
                                             Net interest income             52,505           46,787
                                            Net income-per-share               2.70             2.16
                                        Cash dividends-per-share               0.92             0.84
------------------------------------------------------------------------------------------------------
BALANCES AT YEAR END                                      Assets        $ 1,049,580       $  980,799
                                                       Net loans            768,248          720,255
                                           Investment securities            165,971          165,370
                                                        Deposits            942,436          877,303
                                                          Equity             88,053           77,334
                                              Shares outstanding          5,959,964        6,055,580
                                     Book value per common share        $     14.77       $    12.77
------------------------------------------------------------------------------------------------------
RATIOS                                  Return on average equity              20.42%           17.91%
                                        Return on average assets               1.60             1.41
                                Average equity to average assets               7.86             7.87
                         Net interest margin (taxable-equivalent)              5.84             5.66
                                                Efficiency ratio              53.06            57.49
                            Net charge-offs to average net loans               0.10             0.11
------------------------------------------------------------------------------------------------------

                         Suffolk Bancorp Annual Meeting
                       Tuesday, April 10, 2001, 1:00 P.M.
                                    East Wind
                                    Route 25A
                             Wading River, New York

                                S.E.C. Form 10-K
                     The Annual Report to the Securities and
                        Exchange Commission on Form 10-K
                          and documents incorporated by
                       reference can be obtained, without
                            charge, by writing to the
                       Secretary, Suffolk Bancorp, 6 West
                       Second Street, Riverhead, New York
                       11901, or call (631) 727-5667, fax
                         to (631) 727-3214, or e-mail to
                           invest@suffolkbancorp.com.

                                     Trading
                        Suffolk Bancorp's common stock is
                    traded over-the-counter, and is listed on
                        the NASDAQ National Market System
                            under the symbol "SUBK."

                          Registrar and Transfer Agent
                     Any questions about the registration or
                        transfer of shares, the payment,
                  reinvestment, or direct deposit of dividends
                              can be answered by:

                             American Stock Transfer
                                   & Trust Co.
                                 59 Maiden Lane
                            New York, New York 10038
                                 1-800-937-5449

                              Independent Auditors
                               Arthur Andersen LLP
                           1345 Avenue of the Americas
                            New York, New York 10105

                                 General Counsel
                          Smith, Finkelstein, Lundberg,
                                Isler & Yakaboski
                               456 Griffing Avenue
                            Riverhead, New York 11901

                    FDIC Rules and Regulations, Part 350.4(d)
                     This statement has not been reviewed,
                   or confirmed for accuracy or relevance, by
                   the Federal Deposit Insurance Corporation.

Dear Shareholder:

The year 2000 was another successful year for Suffolk Bancorp and for its wholly owned subsidiary, The Suffolk County National Bank.

Net income and earnings per share set records, the highest in the company's 111 year history. Average assets exceeded $1 billion for the first time. Net income was $16,232,000, up fully 23.6 percent from last year. Earnings-per-share were $2.70 compared to $2.16, an increase of 25.0 percent. Assets at year-end total $1,049,580,000 compared to $980,799,000, up 7.0 percent. Shareholders' equity was $88,053,000, up 13.9 percent from $77,334,000. Book value-per-share was $14.77, up 15.7 percent from $12.77 the previous year. Dividends-per-share were $0.92, increasing 9.5 percent from $0.84. Average net loans increased by 8.7 percent, to $735,721,000 from $676,810,000. Average deposits increased by 6.0 percent, to $885,625,000 from $835,175,000. Net interest income increased by
12.2 percent to $52,505,000 from $46,787,000. Income other than from interest increased by 15.4 percent, to $7,813,000 from $6,771,000. Expense other than for interest increased by 3.9 percent, to $32,002,000 from $30,789,000, and our efficiency ratio improved to 53.06 percent from 57.49 percent. Return on average common equity increased to 20.42 percent from 17.91 percent. Return on assets increased to 1.60 percent from 1.41 percent.

Our performance during 2000 is the result of four basic factors. The first is the particularly low cost of our core funding, in the bottom tenth in the industry. This is partly because of the demographics of our service area, with a large number of customers who prefer the liquidity of traditional savings and money market accounts. We also have achieved an unusually high proportion of demand deposits to total deposits, an extraordinary 30.6 percent at December 31, 2000, as we continue to develop relationships with small businesses and professionals. We seek to meet as many of their financial needs as possible, either directly or through partnerships with selected providers of non-banking financial products.

A second factor was the restructuring of our portfolio of earning assets. While diversifying the loan portfolio into more profitable credits, we have also increased our position in government-backed collateralized mortgage obligations to take advantage of greater yields than treasury securities while maintaining an acceptable risk profile. By careful selection of the "tranches" of these securities, we have also been able to mitigate the possible effects of a downward turn in interest rates, building a steadier margin for the future.

Third, a general upswing in interest rates in combination with the propensity of our assets to re-price more quickly than our liabilities has produced our unusually broad net interest margin.

Finally, we have held growth in non-interest expense to about 56 percent of the rate of growth in assets. By consolidating internal operations, we do considerably more business with only modestly more in resources.

Asset quality is, and remains, good. Net charge-offs continue at only 0.12 percent of average net loans for the fourth or latest quarter, 0.10 percent for the year. Although net charge-offs increased from year to year, they remain low in comparison to 26 basis points for the industry last quarter. The allowance for possible loan losses stands at 1.0 percent of total loans, or 2.87 times non-performing assets. Suffolk continues to lend within its service area, to its traditional customers, underwriting to conservative standards.

Banking in the New Millenium

Two thousand was the first year that our assets averaged more than $1 billion. How did we get there? Banking is an incremental business. As I have remarked throughout this year, getting the details right is what makes for a strong bank. Clearly, we were helped by a strong economy, but the key to our success has been, and will continue to be, strategic discipline. Core value is the result of a series of small decisions made right, and each decision is tested against our larger strategic objectives. Bit by bit, we have maximized our margin, leveraged our resources, satisfied our customers, and rewarded our shareholders. We continue to serve our traditional customers, even as we work to identify tomorrow's customer. We always look ahead. At the moment, we have two main strategic objectives.

Market Segmentation

Suffolk, like many banking companies, faces the challenge of retaining its traditional customers, while at the same time remaining relevant to a new generation as a provider of financial services. Today, on Long Island, we serve an expanding, dynamic economy, vastly more diverse than it was even a decade ago. The days of commercial banking as all things to all people are passing rapidly. We have determined that it is essential to identify a segment of each market that we can serve better than our competitors, and stay sharply focused on it. This focus may vary by location or office, but in general, our efforts are directed towards small business and professional clients with whom we can develop a well-rounded relationship, and whom we can serve more personally and effectively than our larger regional competitors. For that reason, this past June, we established a private banking division to work with this clientele to coordinate lending, deposit, trust, and investment relationships throughout the bank.

Electronic Banking

While much of the initial hype about electronic banking and the Internet has cooled during the past year, the fact remains that digital banking is the future. In 1998 we processed 57,522 electronic transactions; in 1999, 295,156; and in 2000, 1,696,843. For convenience, speed, and accuracy it simply cannot be beaten, and for our younger customers (and some of the older ones as well), automatic teller machines, debit cards, Internet banking, electronic bill payment, and web-based information are an essential part of their banking experience. We still offer customers such traditional products as passbook savings, but electronic banking is our farm system for customers in the years to come, and the most efficient means of delivery.

Suffolk has made substantial investments in the new world of banking. We currently offer every service mentioned above, and we are committed to staying with the front of the pack.

Leadership at Suffolk Bancorp

In closing, I would like to honor former directors Raymond A. Mazgulski and Hallock Luce III, who retired at the 2000 annual meeting. Ray Mazgulski served SCNB since 1949, in a variety of positions including Chairman and CEO. Bud Luce had been a director since 1967. Yet again, we forged ahead with an eye to the future! In November of 2000, Susan V. B. O'Shea joined our board. An accomplished businesswoman with 20 years' experience in commercial real estate, her counsel and contacts will be invaluable as we expand to the west.

It is a pleasure to report on a year like 2000. Please take some time to read "Management's Discussion and Analysis," which starts on page 5. It details our progress here at Suffolk. As always, I thank you as shareholders for your loyal, consistent support.


Sincerely,

/s/ Thomas S. Kohlmann
-----------------------------
Thomas S. Kohlmann
President &
Chief Executive Officer

                    PRICE RANGE OF COMMON STOCK AND DIVIDENDS

Suffolk's common stock is traded in the over-the-counter market, and is quoted on the NASDAQ National Market System under the symbol "SUBK." Following are quarterly high and low prices of Suffolk's common stock as reported by NASDAQ.

----------------------------------------------------------------------------------------------------
2000                High       Low     Dividends      1999            High        Low      Dividends
----------------------------------------------------------------------------------------------------
First Quarter     $ 29.00    $ 25.75    $ 0.23    First Quarter     $ 29.00     $ 24.00     $ 0.21
Second Quarter      27.75      25.63    $ 0.23    Second Quarter      28.25       22.88     $ 0.21
Third Quarter       28.75      27.00    $ 0.23    Third Quarter       28.50       26.00     $ 0.21
Fourth Quarter      31.38      27.00    $ 0.23    Fourth Quarter      29.00       26.00     $ 0.21
----------------------------------------------------------------------------------------------------

At February 2, 2001, there were approximately 1,900 equity holders of record of the Company's common stock.

                       SUMMARY OF SELECTED FINANCIAL DATA

FIVE-YEAR SUMMARY: (dollars in thousands except per-share amounts)
----------------------------------------------------------------------------------------------------------------
For the years                                     2000         1999          1998          1997          1996
----------------------------------------------------------------------------------------------------------------
Interest income                               $   76,853    $   67,908    $   65,874    $   64,129    $   60,529
Interest expense                                  24,348        21,121        21,464        20,970        19,372
----------------------------------------------------------------------------------------------------------------
Net interest income                               52,505        46,787        44,410        43,159        41,157
Provision for possible loan losses                 1,200         1,070           900         1,059         1,120
----------------------------------------------------------------------------------------------------------------
Net interest income after provision               51,305        45,717        43,510        42,100        40,037
Other income                                       7,813         6,771         8,148         7,646         7,286
Other expense                                     32,002        30,789        31,200        30,303        28,967
----------------------------------------------------------------------------------------------------------------
Income before income taxes                        27,116        21,699        20,458        19,443        18,356
Provision for income taxes                        10,884         8,570         8,555         8,141         7,709
----------------------------------------------------------------------------------------------------------------
Net Income                                    $   16,232    $   13,129    $   11,903    $   11,302    $   10,647
================================================================================================================
BALANCE AT DECEMBER 31:
Federal funds sold                            $    3,700    $     --      $   17,800    $   18,500    $    1,500
Investment securities -- available for sale      149,186       132,484       129,348       120,878       104,649
Investment securities -- held to maturity         16,785        32,886        21,853        26,048        30,704
----------------------------------------------------------------------------------------------------------------
Total investment securities                      165,971       165,370       151,201       146,926       135,353
Net loans                                        768,248       720,255       640,565       604,864       578,883
Total assets                                   1,049,580       980,799       909,432       864,913       804,379
Total deposits                                   942,436       877,303       826,564       777,595       711,018
Other borrowings                                    --          13,500          --            --           7,200
Stockholders' equity                          $   88,053    $   77,334    $   71,846    $   65,140    $   72,750
----------------------------------------------------------------------------------------------------------------
SELECTED FINANCIAL RATIOS:
Performance:
Return on average equity                           20.42%        17.91%        17.66%        16.96%        15.12%
Return on average assets                            1.60          1.41          1.37          1.37          1.35
Net interest margin (taxable-equivalent)            5.84          5.66          5.77          5.84          5.84
Efficiency Ratio                                   53.06         57.49         59.36         59.65         59.80
Average equity to average assets                    7.86          7.87          7.77          8.05          8.96
Dividend pay-out ratio                             33.41         37.48         36.87         38.34         38.49
Asset quality:
Non-performing assets to total
  loans (net of discount)                           0.35          0.22          0.34          0.59          1.02
Non-performing assets to total assets               0.26          0.16          0.24          0.41          0.74
Allowance to non-performing assets                287.00        451.55        319.33        182.29        127.12
Allowance to loans, net of discount                 1.00          1.00          1.07          1.07          1.05
Net charge-offs to average net loans                0.10          0.11          0.08          0.11          0.17
----------------------------------------------------------------------------------------------------------------
PER-SHARE DATA:
Net income (basic)                                  2.70          2.16          1.95          1.79          1.60
Cash dividends                                      0.92          0.84          0.72          0.69          0.62
Book value at year-end                             14.77         12.77         11.81         10.69         11.04
Highest market value                               31.38         29.00         35.25         33.00         19.88
Lowest market value                                25.63         22.88         19.88         19.13         14.75
Average shares outstanding                     6,007,956     6,068,778     6,094,826     6,306,299     6,682,064
----------------------------------------------------------------------------------------------------------------
Number of full-time-equivalent
  employees at year-end                              388           389           391           378           372
Number of branch offices at year-end                  26            26            26            25            23
Number of automatic teller machines                   20            18            18            16            16
================================================================================================================

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

The discussion that follows analyzes Suffolk Bancorp's ("Suffolk") operations for each of the past three years and its financial condition as of December 31, 2000 and 1999, respectively. Selected tabular data are presented for each of the past five years.

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

Other investments are made in short-term United States Treasury debt, high quality obligations of municipalities in New York State, issues of agencies of the United States Government, collateralized mortgage obligations, and stock in the Federal Reserve Bank and the Federal Home Loan Bank of New York, required as a condition of membership.

The Bank finances most of its activities with deposits, including demand, savings, N.O.W., and money market accounts, as well as term certificates. To a much lesser degree, it relies on other short-term sources of funds, including interbank, overnight loans and, when needed, sale-repurchase agreements.

                           General Economic Conditions

The economy on Long Island continued to grow during 2000, but slowed toward year-end. Volatility and decreases in the stock market were balanced by increased demand for finance, information, transportation, and tourism, which were offset by layoffs resulting from corporate consolidations and downsizing. Long Island has a highly educated and skilled work force and a diverse industrial base. It is adjacent to New York City, one of the world's largest centers of distribution and a magnet for finance and culture. The island's economic cycles vary from those of the national economy. During 2000, interest rates rose and fell, and spreads between long- and short-term rates remained closer than long-term averages.

                              Results of Operations

                                   Net Income

Net income was $16,232,000 compared to $13,129,000 last year and $11,903,000 in 1998. These figures represent increases of 23.6 percent and 10.3 percent, respectively. Basic earnings-per-share were $2.70, compared to $2.16 last year and $1.95 in 1998.

                               Net Interest Income

Net interest income during 2000 was $52,505,000, up 12.2 percent from $46,787,000, which was up 5.4 percent from $44,410,000 in 1999 and 1998, respectively. Net interest income is the most important part of the net income of Suffolk. The effective interest rate differential, on a taxable-equivalent basis, was 5.84 percent in 2000, 5.66 percent during 1999, and 5.77 percent in 1998. Average rates on average interest-earning assets increased to 8.52 percent in 2000 from 8.19 percent in 1999, and decreased from 8.53 percent in 1998. Average rates on average interest-bearing liabilities increased to 3.75 percent in 2000, from 3.47 percent in 1999 and 3.70 percent in 1998. The interest rate differential increased slightly in 2000 from 1999 and decreased in 1999 from 1998. Also, demand deposits increased slightly from year to year as a percentage of total liabilities.

               Average Assets, Liabilities, Stockholders' Equity,
                                  Rate Spread,
                    and Effective Interest Rate Differential
                         (on a taxable-equivalent basis)

The following table illustrates the average composition of Suffolk's statements of condition. It presents an analysis of net interest income on a taxable-equivalent basis, listing each major category of interest-earning assets and interest-bearing liabilities, as well as other assets and liabilities:
(dollars in thousands)

------------------------------------------------------------------------------------------------------------------------------------
Year ended December 31,                                  2000                            1999                            1998
------------------------------------------------------------------------------------------------------------------------------------
                                               Average             Average   Average            Average  Average            Average
                                               Balance    Interest  Rate     Balance   Interest  Rate    Balance  Interest   Rate
------------------------------------------------------------------------------------------------------------------------------------
INTEREST-EARNING ASSETS
------------------------------------------------------------------------------------------------------------------------------------
U.S. Treasury securities                     $   31,104   $  1,776   5.71%  $ 47,033   $ 2,570   5.47%  $ 85,808  $  5,382   6.27%
Collateralized mortgage obligations              67,445      4,888   7.25     42,644     2,236   5.24      1,108        64   5.78
Obligations of states &
  political subdivisions                         22,331      1,494   6.69     17,592     1,120   6.36     15,875     1,016   6.41
U.S. government agency obligations               40,281      2,243   5.57     27,375     1,849   6.75     25,257     1,726   6.83
Corporate bonds & other securities                4,440        285   6.42      3,358       225   6.70        807        38   4.71
Federal funds sold & securities purchased
  under agreements to resell                      7,166        424   5.92     19,318       977   5.06     29,329     1,547   5.27
Loans, including non-accrual loans           $  735,721     66,289   9.01    676,810    59,364   8.77    619,025    56,554   9.14
------------------------------------------------------------------------------------------------------------------------------------
Total interest-earning assets                $  908,488   $ 77,399   8.52%  $834,130   $68,341   8.19%  $777,209  $ 66,327   8.53%
====================================================================================================================================

Cash & due from banks                        $   60,389                     $ 58,744                    $ 56,190
Other non-interest-earning assets                42,965                       37,999                      33,648
------------------------------------------------------------------------------------------------------------------------------------
Total assets                                 $1,011,842                     $930,873                    $867,047
------------------------------------------------------------------------------------------------------------------------------------

INTEREST-BEARING LIABILITIES
------------------------------------------------------------------------------------------------------------------------------------
Saving, N.O.W. & money market deposits       $  370,555   $  8,998   2.43%  $347,817   $ 7,939   2.28%  $321,143  $  7,373   2.30%
Time deposits                                   264,415     14,460   5.47    255,911    12,926   5.05    256,120    13,938   5.44
------------------------------------------------------------------------------------------------------------------------------------
Total savings & time deposits                   634,970     23,458   3.69    603,728    20,865   3.46    577,263    21,311   3.69
Federal funds purchased & securities
     sold under agreements to repurchase          3,773        239   6.33      4,173       205   4.91      2,551       153   6.00
Other borrowings                                 10,299        651   6.32      1,188        51   4.29       --        --     --
------------------------------------------------------------------------------------------------------------------------------------
Total interest-bearing liabilities           $  649,042   $ 24,348   3.75%  $609,089   $21,121   3.47%  $579,814  $ 21,464   3.70%
====================================================================================================================================

Rate spread                                                          4.77%                       4.72%                       4.83%
Non-interest-bearing deposits                $  250,655                     $231,447                    $204,664
Other non-interest-bearing liabilities           32,642                       17,037                      15,184
------------------------------------------------------------------------------------------------------------------------------------
Total liabilities                            $  932,339                     $857,573                    $799,662
Stockholders' equity                             79,503                       73,300                      67,385
------------------------------------------------------------------------------------------------------------------------------------
Total liabilities & stockholders' equity     $1,011,842                     $930,873                    $867,047

Net interest income (taxable-equivalent
  basis) & effective interest
  rate differential                                       $ 53,051   5.84%             $47,220   5.66%            $ 44,863   5.77%
Less: taxable-equivalent basis adjustment                    (546)                        (433)                       (453)
------------------------------------------------------------------------------------------------------------------------------------
Net interest income                                       $ 52,505                     $46,787                    $ 44,410
====================================================================================================================================

Interest income on a taxable-equivalent basis includes the additional amount of interest income that would have been earned if Suffolk's investment in nontaxable U.S. Treasury securities and state and municipal obligations had been subject to New York State and federal income taxes yielding the same after-tax income. The rate used for this adjustment was approximately 34 percent for federal income taxes and 9 percent for New York State income taxes for all periods. For each of the years 2000, 1999, and 1998, $1.00 of nontaxable income from obligations of states and political subdivisions equates to fully taxable income of $1.52. In addition, in 2000, 1999, and 1998, $1.00 of nontaxable income on U.S. Treasury securities equates to $1.02 of fully taxable income. The amortization of loan fees is included in interest income.

                   Analysis of Changes in Net Interest Income

The table below presents a summary of changes in interest income, interest expense, and the resulting net interest income on a taxable-equivalent basis for the periods presented, each as compared with the preceding period. Because of numerous, simultaneous changes in volume and rate during the period, it is not possible to allocate precisely the changes between volumes and rates. In this table changes not due solely to volume or to rate have been allocated to these categories based on percentage changes in average volume and average rate as they compare to each other: (in thousands)

---------------------------------------------------------------------------------------------------------------
                                                 In 2000 over 1999                In 1999 over 1998
                                                  Changes Due to                    Changes Due to
                                                  Volume     Rate     Net Change   Volume    Rate    Net Change
---------------------------------------------------------------------------------------------------------------
INTEREST-EARNING ASSETS
---------------------------------------------------------------------------------------------------------------
U.S. Treasury securities                         $  (905)   $   111    $  (794)   $(2,188)   $  (624)   $(2,812)
Collateralized mortgage obligations                1,600      1,052      2,652      2,178         (6)     2,172
Obligations of states & political subdivisions       315         59        374        109         (5)       104
U.S. government agency obligations                   761       (367)       394        143        (20)       123
Corporate bonds & other securities                    70        (10)        60        165         22        187
Federal funds sold  & securities purchased
     under agreement to resell                      (697)       144       (553)      (509)       (61)      (570)
Loans, including non-accrual loans                 5,274      1,651      6,925      5,132     (2,322)     2,810
---------------------------------------------------------------------------------------------------------------
Total interest-earning assets                    $ 6,418    $ 2,640    $ 9,058    $ 5,030    $(3,016)   $ 2,014
---------------------------------------------------------------------------------------------------------------
INTEREST-BEARING LIABILITIES
---------------------------------------------------------------------------------------------------------------
Saving, N.O.W., & money market deposits          $   537    $   522    $ 1,059    $   609    $   (43)   $   566
Time deposits                                        440      1,094      1,534        (11)    (1,001)    (1,012)
Federal funds purchased & securities
     sold under agreements to repurchase             (21)        55         34         84        (32)        52
Other borrowings                                     484        116        600         26         25         51
---------------------------------------------------------------------------------------------------------------
Total interest-bearing liabilities               $ 1,440    $ 1,787    $ 3,227    $   708    $(1,051)   $  (343)
---------------------------------------------------------------------------------------------------------------
Net change in net interest income
  (taxable-equivalent basis)                     $ 4,978    $   853    $ 5,831    $ 4,322    $(1,965)   $ 2,357
===============================================================================================================

                                 Interest Income

Interest income increased to $76,853,000 in 2000, from $67,908,000 in 1999 and $65,874,000 in 1998, increases of 13.2 and 3.1 percent, respectively.

                              Investment Securities

Average investment in U.S. Treasury securities decreased to $31,104,000 from $47,033,000 in 1999, and $85,808,000 in 1998, a decrease of 33.9 and 45.2 percent, respectively. These balances decreased as funds were shifted into collateralized mortgage obligations as the spread between Treasury and non-Treasury yields widened during the period. Average balances of CMO's increased to $67,445,000 in 2000 from $42,644,000 in 1999, and $1,108,000 in
1998. U.S. Treasury, U.S. government agency, collateralized mortgage obligations, and municipal securities provide collateral for various liabilities to municipal depositors. Securities are Suffolk's primary source of liquidity.

The following table summarizes Suffolk's investment securities available for sale and held to maturity as of the dates indicated: (in thousands)

-------------------------------------------------------------------------------------------------
December 31,                                                     2000         1999          1998
-------------------------------------------------------------------------------------------------
Investment securities available for sale, at fair value:
  U.S. Treasury securities                                   $ 31,194       $ 31,060     $ 67,023
  U.S. government agency debt securities                       34,926         38,930       43,366
  Collateralized mortgage obligations                          82,049         62,494       18,959
  Equity securities                                             1,017           --           --
-------------------------------------------------------------------------------------------------
     Total investment securities available for sale           149,186        132,484      129,348
-------------------------------------------------------------------------------------------------
Investment securities held to maturity:
  Obligations of states & political subdivisions               13,317         27,835       16,231
  U.S. government agency obligations                             --            1,583        2,382
  Corporate bonds & other securities                            3,468          3,468        3,240
-------------------------------------------------------------------------------------------------
     Total investment securities held to maturity              16,785         32,886       21,853
-------------------------------------------------------------------------------------------------
     Total investment securities                             $165,971       $165,370     $151,201
=================================================================================================
Fair value of investment securities held to maturity         $ 17,218       $ 32,723     $ 22,015
Unrealized gains                                                  434             21          162
Unrealized losses                                                   1            184         --
=================================================================================================

The amortized cost, maturities, and approximate weighted average yields, on a taxable-equivalent basis, at December 31, 2000 are as follows: (in thousands)

------------------------------------------------------------------------------------------------------------------------------
                     --------------------Available for Sale---------------------      Held-to-Maturity
------------------------------------------------------------------------------------------------------------------------------
                                                                                Obligations of    Corporate
                                         U.S.       Collateralized                 States &        Bonds &
                     U.S. Treasury   Govt. Agency     Mortgage          Equity    Political         Other
                      Securities         Debt        Obligations      Securities  Subdivisons     Securities
------------------------------------------------------------------------------------------------------------------------------
                         Fair            Fair           Fair             Fair     Amortized       Amortized
Maturity (in years)      Value  Yield    Value  Yield   Value   Yield    Value      Cost    Yield   Cost      Yield     Total
------------------------------------------------------------------------------------------------------------------------------
Within 1                $25,100  5.40%  $ 4,960  6.54%  $  --      -- %  $ --     $ 9,765   4.46%  $ --        --     $ 39,825
After 1 but within 5      6,094  6.81    29,966  5.67      --      --      --         300   5.55     --        --     $ 36,360
After 5 but within 10      --     --       --     --       --      --      --         507   5.56     --        --     $    507
After 10                   --     --       --     --     82,049   7.11     --       2,745   6.50     --        --     $ 84,794
Other securities           --              --     --       --      --     1,017       --     --     3,468             $  4,485
------------------------------------------------------------------------------------------------------------------------------
Total                   $31,194  5.68%  $34,926  5.79%  $82,049   7.11%  $1,017   $13,317   4.95%  $3,468             $165,971
==============================================================================================================================

As a member of the Federal Reserve System, the Bank owns Federal Reserve Bank stock with a book value of $638,000. Being an equity investment, the stock has no maturity. There is no public market for this investment. The last dividend was 6 percent.

As a member of the Federal Home Loan Bank of New York, the Bank owns Federal Home Loan Bank of New York stock with a book value of $2,730,000. Being an equity investment, the stock has no maturity. There is no public market for this investment. The last declared dividend was 7.32 percent.

                                 Loan Portfolio

Loans, net of unearned discounts but before the allowance for possible loan losses, totaled $775,997,000.

Consumer loans are the largest component of Suffolk's loan portfolio. Net of unearned discounts, they totaled $335,679,000 at the end of 2000, up 8.4 percent from $309,653,000 at the year-end 1999. Consumer loans include primarily indirect, dealer-generated automobile loans. Competition among commercial banks and with captive finance companies of automobile manufacturers has reduced yields. Commercial real estate mortgages closed the year at $158,443,000, down
2.4 percent from $162,321,000 last year. Commercial and industrial loans followed at $133,524,000, up 1.6 percent from $131,429,000 at the end of 1999. As commerce on Long Island continued to expand, both commercial mortgages and loans offered opportunity, although competition forced concessions on rates in order to maintain the quality of Suffolk's commercial portfolio. These loans are made to small local businesses throughout Suffolk County. Loan balances are seasonal, particularly in the Hamptons where retail inventories rise in the spring and fall by autumn.

The remaining, significant components of the loan portfolio are residential mortgages at $89,337,000, up 8.4 percent from $82,411,000; home equity loans at $21,824,000, up 4.8 percent from $20,834,000; and construction loans at $34,393,000, up 91.5 percent from $17,956,000.

The following table categorizes total loans (net of unearned discounts) at December 31: (in thousands)

-------------------------------------------------------------------------------------------------
                                               2000       1999       1998       1997       1996
-------------------------------------------------------------------------------------------------
Commercial, financial & agricultural loans   $133,524   $131,429   $123,463   $111,575   $102,263
Commercial real estate mortgages              158,443    162,321    128,923    127,994    113,501
Real estate -- construction loans              34,393     17,956     12,500      9,823      9,437
Residential mortgages (1st and 2nd liens)      89,337     82,411     73,754     67,061     64,093
Home equity loans                              21,824     20,834     21,980     26,201     28,974
Consumer loans                                335,679    309,653    284,697    266,244    265,039
Lease finance                                    --         --         --            7         98
Other loans                                     2,797      2,921      2,203      2,483      1,592
-------------------------------------------------------------------------------------------------
Total loans (net of unearned discounts)      $775,997   $727,525   $647,520   $611,388   $584,997
=================================================================================================

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

The following table shows non-accrual, past due, and restructured loans at December 31: (in thousands)

--------------------------------------------------------------------------------
                                   2000      1999      1998      1997      1996
--------------------------------------------------------------------------------
Loans accruing but past due
  contractually 90 days or more   $  949    $1,741    $2,168    $1,941    $  975
Loans not accruing interest        2,469     1,132     1,546     2,491     3,834
Restructured loans                    56       275       291       426       208
--------------------------------------------------------------------------------
Total                             $3,474    $3,148    $4,005    $4,858    $5,017
================================================================================

Interest on loans that are restructured or are no longer accruing interest would have amounted to about $264,000 for 2000 under the contractual terms of those loans. Suffolk records the payment of interest on such loans as a reduction of principal. Interest income recognized on restructured and non-accrual loans was immaterial for the years 2000, 1999, and 1998. Suffolk has a formal procedure for internal credit review to more precisely identify risk and exposure in the loan portfolio.

          Summary of Loan Losses and Allowance for Possible Loan Losses

The allowance for possible loan losses is determined by continuous analysis of the loan portfolio. That analysis includes changes in the size and composition of the portfolio, historical loan losses, industry-wide losses, current and anticipated economic trends, and details about individual loans. It also includes estimates of the actual value of collateral and other possible sources of repayment. There can be no assurance that the allowance is, in fact, adequate. When a loan, in full or in part, is deemed uncollectible, it is charged against the allowance. This happens when it is well past due and the borrower has not shown the ability or intent to make the loan current, or the borrower does not have enough assets to pay the debt, or the value of the collateral is less than the balance of the loan and not likely to improve in the near future. Residential real estate and consumer loans are not analyzed individually because of the large number of loans, small balances, and historically low losses. In the future, the provision for loan losses may change as a percentage of total loans. The percentage of net charge-offs to average net loans during 2000 was 0.10, compared to 0.11 percent in 1999, and 0.08 percent during 1998. The ratio of the allowance for possible loan losses to loans, net of discounts, was 1.00 percent at the end of 2000 as it was in 1999, and 1.07 percent in 1998. The allowance for possible loan losses has seven major categories. A summary of transactions follows: (in thousands)

-------------------------------------------------------------------------------------------
Year ended December 31,                           2000     1999     1998     1997     1996
-------------------------------------------------------------------------------------------
Allowance for possible loan losses, January 1,   $7,270   $6,955   $6,524   $6,113   $5,923

Loans charged-off:
Commercial, financial & agricultural loans          130      320      176      278      322
Commercial real estate mortgages                   --       --       --       --        369
Real estate -- construction loans                  --       --       --       --       --
Residential mortgages (1st and 2nd liens)          --          9        1     --       --
Home equity loans                                  --       --       --         76       47
Consumer loans                                      750      605      494      480      518
Lease finance                                      --       --          2     --       --
Other loans                                          17     --       --       --       --
-------------------------------------------------------------------------------------------
Total Charge-offs                                $  897   $  934   $  673   $  834   $1,256
-------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------
Loans recovered after being charged-off
-------------------------------------------------------------------------------------------------------
Commercial, financial & agricultural loans               25         22         52         35        111
Commercial real estate mortgages                       --         --         --         --            4
Real estate -- construction loans                      --         --         --         --         --
Residential mortgages (1st and 2nd liens)              --            1          1       --         --
Home equity loans                                         9       --         --         --         --
Consumer loans                                          142        156        145        151        209
Lease finance                                          --         --            6       --         --
Other loans                                            --         --         --         --            2
-------------------------------------------------------------------------------------------------------
Total recoveries                                     $  176     $  179     $  204     $  186     $  326
-------------------------------------------------------------------------------------------------------
Net loans charged-off                                   721        755        469        648        930
Provision for possible loan losses                    1,200      1,070        900      1,059      1,120
-------------------------------------------------------------------------------------------------------
Allowance for possible loan losses, December 31,     $7,749     $7,270     $6,955     $6,524     $6,113
=======================================================================================================

The following table presents information concerning loan balances and asset quality: (dollars in thousands)

---------------------------------------------------------------------------------------------------------------------
Year ended December 31,                                        2000        1999        1998        1997        1996
---------------------------------------------------------------------------------------------------------------------
Loans, net of discounts:
  Average                                                    $735,721    $676,810    $619,025    $588,686    $544,258
  At end of period                                            775,997     727,525     647,520     611,388     584,997
Non-performing assets/total loans (net of discounts)             0.35%       0.22%       0.34%       0.04%       1.02%
Non-performing assets/total assets                               0.26        0.16        0.24        0.36        0.74
Ratio of net charge-offs/average net loans                       0.10        0.11        0.08        0.11        0.17
Net charge-offs/net loans at December 31,                        0.09        0.10        0.07        0.11        0.16
Allowance for possible loan losses/loans, net of discounts       1.00        1.00        1.07        1.07        1.05
=====================================================================================================================

                                Interest Expense

Interest expense in 2000 was $24,348,000, up 15.3 percent from $21,121,000 the year before, which was down 1.6 percent from $21,464,000 during 1998. Most interest was paid for the deposits of individuals, businesses, and various governments and their agencies. Short-term borrowings, which may include federal funds purchased (short-term lending by other banks), securities sold under agreements to repurchase, Federal Home Loan Bank borrowings, and the Federal Reserve Bank discount window, were used occasionally. Short-term borrowings averaged $14,072,000 during 2000, $5,361,000 during 1999, and $2,551,000 during
1998.

                                    Deposits

Average interest-bearing deposits increased to $634,970,000 in 2000, up 5.2 percent from $603,728,000 in 1999. Savings, N.O.W., and money market deposits increased during 2000, averaging $370,555,000, up 6.5 percent from 1999 when they averaged $347,817,000. Average time certificates of less than $100,000 totaled $239,484,000, up 3.1 percent from $232,254,000 in 1999. Average time certificates of $100,000 or more totaled $24,931,000, up 5.4 percent from $23,657,000 during 1999.

The following table classifies average deposits for each of the periods indicated: (in thousands)

-----------------------------------------------------------------------------------------------------------
                                             2000                  1999                  1998
-----------------------------------------------------------------------------------------------------------
                                           Average     Average    Average    Average    Average    Average
                                                      Rate Paid             Rate Paid             Rate Paid
-----------------------------------------------------------------------------------------------------------
Demand deposits                           $ 250,655              $ 231,447              $ 204,664
Savings deposits                            249,442     2.78%      227,906     2.59%      197,091     2.54%
N.O.W. & money market deposits              121,113     1.70       119,911     1.70       124,052     1.91
Time certificates of $100,000 or more        24,931     5.50        23,657     4.79        24,977     5.17
Other time deposits                         239,484     5.47       232,254     5.08       231,143     5.47
-----------------------------------------------------------------------------------------------------------
Total deposits                            $ 885,625              $ 835,175              $ 781,927
===========================================================================================================

At December 31, 2000, the remaining maturities of time certificates of $100,000 or more were as follows: (in thousands)

--------------------------------------------------------------------------------
          3 months or less                               $  9,561
          Over 3 through 6 months                          11,778
          Over 6 through 12 months                          1,289
          Over 12 months                                      547
--------------------------------------------------------------------------------
          Total                                          $ 23,175
================================================================================

                              Short-Term Borrowings

Occasionally, Suffolk uses short-term funding. This includes lines of credit for federal funds with correspondent banks, retail sale-repurchase agreements, the Federal Reserve Bank discount window, and the Federal Home Loan Bank. Average balances of federal funds purchased were $3,773,000 and $1,868,000 for 2000 and 1999, respectively. Average balances of Federal Home Loan Bank borrowings were $10,299,000 during 2000 and $1,188,000 during 1999. There were no retail repurchase agreements during 2000, and average balances were $2,305,000 during 1999.

                                  Other Income

Other income increased to $7,813,000 during 2000, up 15.4 percent from $6,771,000 during 1999 and down 16.9 percent from $8,148,000 during 1998.
Service charges on deposit accounts were up 16.4 percent from 1999 to 2000, and up 2.8 percent from 1998 to 1999. Other service charges were up 22.1 percent and down 56.6 percent for the same periods, respectively. Fiduciary fees in 2000 totaled $813,000, up 15.8 percent from 1999 when they amounted to $702,000 and up 24.0 percent from 1998, at $566,000.

                                  Other Expense

Other expense during 2000 was $32,002,000, up 3.9 percent from 1999 when it was $30,789,000 and down 1.3 percent from $31,200,000 in 1998. During 2000, non-interest expense grew at 3.9% while average assets grew by 8.7% further increasing efficiency. During 1998, equipment and other operating expense increased as the result of a conversion to a new, client-server core data-processing system during the first quarter. The primary reason for the decrease from 1998 to 1999 was the sale of a merchant services portfolio during 1998 which reduced both non-interest income and non-interest expense. Without this transaction, non-interest expense was almost flat from 1998 to 1999, while the core business grew by approximately 7 percent, resulting in a modest improvement in efficiency.

                            Interest Rate Sensitivity

Interest rate "sensitivity" is determined by the date when each asset and liability in Suffolk's portfolio can be repriced. Sensitivity increases when the interest-earning assets and interest-bearing liabilities cannot be repriced at the same time. While this analysis presents the volume of assets and liabilities repricing in each period of time, it does not consider how quickly various assets and liabilities might actually be repriced in response to changes in interest rates. Management reviews its interest rate sensitivity regularly and adjusts its asset/liability strategy accordingly. Because the interest rates of assets and liabilities vary according to their maturity, management may selectively mismatch the repricing of assets and liabilities to take advantage of temporary or projected differences between short and long-term interest rates. The following table reflects the sensitivity of Suffolk's assets and liabilities at December 31, 2000: (dollars in thousands)

---------------------------------------------------------------------------------------------------------------
             MATURITY:                    Less than     3 to 6     7 to 12     More Than   Not Rate
                                           3 Months     Months      Months      1 Year     Sensitive    Total
---------------------------------------------------------------------------------------------------------------
INTEREST-EARNING ASSETS
---------------------------------------------------------------------------------------------------------------
Domestic loans (1) (net of
  unearned discount)                       $192,625    $ 67,153    $114,147    $ 398,104     $3,968    $775,997
Investment securities (2)                    16,794      19,282      13,519      111,890      3,468     164,953
Federal Funds Sold                            3,700        --          --           --         --         3,700
---------------------------------------------------------------------------------------------------------------
Total interest-earning assets              $213,119    $ 86,435    $127,666    $ 509,994     $7,436    $944,650
===============================================================================================================

---------------------------------------------------------------------------------------------------------------
DEMAND DEPOSITS AND INTEREST-BEARING
  LIABILITIES
---------------------------------------------------------------------------------------------------------------
Demand deposits (3)                        $ 14,543    $ 14,543    $ 29,087    $ 231,542     $ --      $289,715
N.O.W. & money market accounts (4)            6,275       6,275      12,550      100,397       --       125,497
Borrowings                                     --          --          --           --         --          --
Interest-bearing deposits (5)                94,155      52,462      77,153      303,754       --       527,524
---------------------------------------------------------------------------------------------------------------
Total demand deposits & interest-bearing
  liabilities                              $114,973    $ 73,280    $118,790    $ 635,693     $ --      $942,736
===============================================================================================================
Gap                                          98,146      13,155       8,876     (125,699)     7,436       1,914
===============================================================================================================
Cumulative difference between interest-
  earning assets and interest-bearing
  liabilities                                98,146     111,301     120,177       (5,522)     1,914
===============================================================================================================
Cumulative difference/total assets             9.35%      10.60%      11.45%       (0.53)%     0.18%
===============================================================================================================

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

As of December 31, 2000, interest-earning assets with maturities of less than one year exceed interest-bearing liabilities of similar maturity. This cumulative gap might result in increased net interest income if interest rates increase. If interest rates decline, net interest income might decrease.

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

The model measures the effect of changing interest rates on both interest income and interest expense for all assets and liabilities, as well as for derivative financial instruments that do not appear on the balance sheet. The results are compared to ALCO policy limits that specify a maximum effect on NII one year in the future, assuming no growth in assets or liabilities, and a 2 percent or 200 basis point (bp) change in interest rates, either upward or downward. Following is Suffolk's NII sensitivity as of December 31, 2000. Suffolk's Board has approved a policy limit of 12.5 percent.

                                            Estimated NII
          Rate Change                        Sensitivity
          +200 basis point rate shock           1.17%
          -200 basis point rate shock          (1.49)%

This estimate should not be interpreted as Suffolk's forecast, and should not be considered as indicative of management's expectations for operating results. These are hypothetical estimates that are based on many assumptions including: the nature and time of changes in interest rates, the shape of the "yield curve" (variations in interest rates for financial instruments of varying maturity at a given moment in time), prepayments on loans and securities, deposit outflows, pricing on loans and deposits, the reinvestment of cash flows from assets and liabilities, among others. While these assumptions are based on management's best estimate of current economic conditions, Suffolk cannot give any assurance that they will actually predict results, nor can they anticipate how the behavior of customers and competitors may change in the future.

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

When appropriate, ALCO may use off-balance-sheet instruments such as interest rate floors, caps, and swaps to hedge its position with regard to interest rate risk. The Board of Directors has approved a hedging policy statement that governs the use of such instruments. As of December 31, 2000, there were no derivative financial instruments outstanding.

The following table illustrates the contractual sensitivity to changes in interest rates of the Company's total loans, net of discounts, not including overdrafts and loans not accruing interest, together totaling $5,266,000 at December 31, 2000: (in thousands)

--------------------------------------------------------------------------------
                                           After 1 but      After
INTEREST RATE PROVISION                   Within 5 Years   5 Years       Total
--------------------------------------------------------------------------------
Predetermined rates                          $244,385      $48,102      $292,487
Floating or adjustable rates                  104,215        4,093       108,308
--------------------------------------------------------------------------------
Total                                        $348,600      $52,195      $400,795
================================================================================

The following table illustrates the contractual sensitivity to changes in interest rates on the Company's commercial, financial, agricultural, and real estate construction loans not including non-accrual loans totaling approximately $350,000 at December 31, 2000: (in thousands)

-------------------------------------------------------------------------------------------
                                       Due Within     After 1 but     After
                                         1 Year     Before 5 Years   5 Years         Total
-------------------------------------------------------------------------------------------
Commercial, financial & agricultural    $ 99,169       $17,179       $16,826       $133,174
Real estate construction                  34,393          --            --           34,393
-------------------------------------------------------------------------------------------
Total                                   $133,562       $17,179       $16,826       $167,567
===========================================================================================

                     Asset/Liability Management & Liquidity

The asset/liability management committee reviews Suffolk's financial performance and compares it to the asset/liability management policy. The committee includes two outside directors, executive management, the comptroller, and the heads of lending and retail banking. It uses computer simulations to quantify interest rate risk and to project liquidity. The simulations also help the committee to develop contingent strategies to increase net interest income. The committee always assesses the impact of any change in strategy on Suffolk's ability to make loans and repay deposits. Only strategies and policies that meet regulatory guidelines and that are appropriate under the economic and competitive circumstances are considered by the committee. Suffolk has not used forward contracts or interest rate swaps to manage interest rate risk.

                                Capital Resources

Primary capital, including stockholders' equity, not including the net unrealized gain on securities available for sale, net of tax, and the allowance for possible loan losses, amounted to $94,978,000, compared to $86,442,000 at year-end 1999 and $78,768,000 at year-end 1998. During 2000, Suffolk repurchased 95,616 shares for an aggregate price of $2,640,949. Management determined that this would increase leverage while preserving capital ratios well above regulatory requirements.

The following table presents Suffolk's capital ratio and other related ratios for each of the past five years: (dollars in thousands)

---------------------------------------------------------------------------------------------------------------------
                                                             2000(1)     1999(1)     1998(1)     1997(1)      1996(1)
---------------------------------------------------------------------------------------------------------------------
Primary capital at year-end                                 $ 94,978    $ 86,442    $ 78,768    $ 71,210    $ 78,405
Primary capital at year-end as a percentage of year-end:
  Total assets plus allowance for possible loan losses          8.98%       8.75%       8.60%       8.17%       9.67%
  Loans, net of unearned discounts                             12.24%      11.88%      12.16%      11.65%      13.40%
  Total deposits                                               10.08%       9.85%       9.53%       9.16%      10.95%
=====================================================================================================================

(1) Capital ratios do not include the effect of SFAS No. 115 "Accounting for Certain Investments in Debt and Investment Securities."

Suffolk measures how effectively it uses capital by two widely accepted performance ratios: return on average assets and return on average common stockholders' equity. The returns in 2000 on average assets of 1.60 percent and average common equity of 20.42 percent increased from 1999 when returns were
1.41 percent and 17.91 percent, respectively.

All dividends must conform to applicable statutory requirements. Suffolk Bancorp's ability to pay dividends depends on The Suffolk County National Bank's ability to pay dividends. Under 12 USC 56-9, a national bank may not pay a dividend on its common stock if the dividend would exceed net undivided profits then on hand. Further, under 12 USC 60, a national bank must obtain prior approval from the Office of the Comptroller of the Currency to pay dividends on either common or preferred stock that would exceed the bank's net profits for the current year combined with retained net profits (net profits minus dividends paid during that period) of the prior two years. The amount the Bank currently has available to pay dividends is approximately $31,318,000.

                   Risk-Based Capital and Leverage Guidelines

The Federal Reserve Bank's risk-based capital guidelines call for bank holding companies to require minimum ratios of capital to risk-weighted assets, which include certain off-balance sheet activities, such as standby letters of credit. The guidelines define capital as being "core," or "Tier 1," capital, which includes common stockholders' equity; a limited amount of perpetual preferred stock; minority interest in unconsolidated subsidiaries, less goodwill; or "supplementary" or "Tier 2" capital, which includes subordinated debt, redeemable preferred stock, and a limited amount of the allowance for possible loan losses. All bank holding companies must meet a minimum ratio of total qualifying capital to risk-weighted assets of 8.00 percent, of which at least
4.00 percent should be in the form of Tier 1 capital. At December 31, 2000, Suffolk's ratios of core capital and total qualifying capital (core capital plus Tier 2 capital) to risk-weighted assets were 10.03 percent and 10.93 percent, respectively.

                   Discussion of New Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation.

In June of 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133." This statement deferred the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000, with early application encouraged. Management has determined that the implementation of SFAS No. 133 and SFAS No. 137 will not be material to results of operations.

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

                      CONSOLIDATED STATEMENTS OF CONDITION

                                                                                               December 31,
                                                                                         2000               1999
ASSETS
Cash and Due From Banks                                                            $    69,584,106      $  53,452,328
Federal Funds Sold                                                                       3,700,000               --
Investment Securities:
   Available for Sale, at Fair Value                                                   149,185,819        132,483,969
   Held to Maturity (Fair Value of $17,218,000 and $32,723,000, respectively)
      U.S. Government Agency Obligations                                                      --            1,583,659
      Obligations of States and Political Subdivisions                                  13,317,050         27,834,795
      Corporate Bonds and Other Securities                                               3,467,949          3,467,949
                                                                                   ---------------      -------------
Total Investment Securities                                                            165,970,818        165,370,372

Total Loans                                                                            777,284,069        728,620,876
Less: Unearned Discounts                                                                 1,287,394          1,095,396
      Allowance for Possible Loan Losses                                                 7,748,513          7,270,063
                                                                                   ---------------      -------------
Net Loans                                                                              768,248,162        720,255,417

Premises and Equipment, Net                                                             13,445,252         14,344,706
Other Real Estate Owned, Net                                                               175,114            202,889
Accrued Interest Receivable                                                              6,298,134          5,870,990
Excess of Cost Over Fair Value of Net Assets Acquired                                    1,176,377          1,538,309
Other Assets                                                                            20,981,605         19,763,933
                                                                                   ---------------      -------------
    TOTAL ASSETS                                                                   $ 1,049,579,568      $ 980,798,944
                                                                                   ===============      =============

LIABILITIES & STOCKHOLDERS' EQUITY
Demand Deposits                                                                    $   288,656,448      $ 242,396,732
Saving, N.O.W., and Money Market Deposits                                              378,212,374        369,920,992
Time Certificates of $100,000 or more                                                   23,175,261         23,458,239
Other Time Deposits                                                                    252,392,058        241,526,628
                                                                                   ---------------      -------------
     Total Deposits                                                                    942,436,141        877,302,591

Federal Home Loan Bank Borrowings                                                             --           13,500,000
Dividend Payable on Common Stock                                                         1,373,091          1,273,142
Accrued Interest Payable                                                                 3,324,560          2,462,829
Other Liabilities                                                                       14,393,244          8,926,158
                                                                                   ---------------      -------------
    TOTAL LIABILITIES                                                                  961,527,036        903,464,720
                                                                                   ---------------      -------------

Commitments and Contingent Liabilities (see note 10)

STOCKHOLDERS' EQUITY
Common Stock (par value $2.50; 15,000,000 shares authorized, 5,959,964
   and 6,055,580 shares outstanding at December 31, 2000 & 1999, respectively)          19,026,050         19,026,050
Surplus                                                                                 18,456,432         18,456,432
Undivided Profits                                                                       53,873,370         45,576,295
Treasury Stock at Par (1,650,456 shares and 1,554,840 shares, respectively)             (4,126,144)        (3,887,104)
Accumulated Other Comprehensive Income (Loss), Net of Tax                                  822,824         (1,837,449)
                                                                                   ---------------      -------------
    TOTAL STOCKHOLDERS' EQUITY                                                          88,052,532         77,334,224
                                                                                   ---------------      -------------
    TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                                       $ 1,049,579,568      $ 980,798,944
                                                                                   ===============      =============

See accompanying notes to consolidated financial statements.

                        CONSOLIDATED STATEMENTS OF INCOME

                                                                          For the Years ended December 31,
                                                                       2000            1999            1998
INTEREST INCOME
Federal Funds Sold                                                 $   423,490     $   976,553     $ 1,547,366
United States Treasury Securities                                    1,741,538       2,520,067       5,275,913
Obligations of States and Political Subdivisions (tax exempt)          982,822         736,671         668,630
Mortgage-Backed Securities                                           4,887,822       1,849,481            --
U.S. Government Agency Obligations                                   2,243,358       2,235,815       1,789,543
Corporate Bonds and Other Securities                                   284,566         225,019          38,271
Loans                                                               66,289,111      59,364,038      56,554,262
                                                                   -----------     -----------     -----------
    Total Interest Income                                           76,852,707      67,907,644      65,873,985

INTEREST EXPENSE
Saving, N.O.W., and Money Market Deposits                            8,997,810       7,938,325       7,373,572
Time Certificates of $100,000 or more                                1,371,397       1,132,984       1,292,356
Other Time Deposits                                                 13,088,266      11,793,155      12,645,571
Federal Funds Purchased                                                239,634         205,121         152,771
Interest on Other Borrowings                                           651,064          50,965            --
                                                                   -----------     -----------     -----------
    Total Interest Expense                                          24,348,171      21,120,550      21,464,270

  Net Interest Income                                               52,504,536      46,787,094      44,409,715
Provision for Possible Loan Losses                                   1,200,000       1,070,000         900,000
                                                                   -----------     -----------     -----------
  Net Interest Income After Provision for Possible Loan Losses      51,304,536      45,717,094      43,509,715

OTHER INCOME
Service Charges on Deposit Accounts                                  4,729,846       4,063,678       3,954,639
Other Service Charges, Commissions & Fees                            1,449,168       1,186,676       2,733,446
Fiduciary Fees                                                         812,565         701,800         565,628
Other Operating Income                                                 822,166         819,191         894,707
                                                                   -----------     -----------     -----------
    Total Other Income                                               7,813,745       6,771,345       8,148,420

OTHER EXPENSE
Salaries & Employee Benefits                                        17,711,469      17,048,043      16,533,586
Net Occupancy Expense                                                2,589,307       2,391,873       2,487,646
Equipment Expense                                                    2,568,947       2,375,113       2,316,824
Outside Services                                                     1,497,943       1,623,096       2,486,712
FDIC Assessments                                                       180,011          95,977          90,379
Amortization of Excess Cost
  Over Fair Value of Net Assets Acquired                               361,932         361,932         361,932
Net Loss on Sale of Securities                                          25,517            --              --
Other Operating Expense                                              7,067,305       6,892,988       6,922,516
                                                                   -----------     -----------     -----------
    Total Other Expense                                             32,002,431      30,789,022      31,199,595

Income Before Provision for Income Taxes                            27,115,850      21,699,417      20,458,540
Provision for Income Taxes                                          10,883,424       8,570,356       8,555,575
                                                                   ===========     ===========     ===========
NET INCOME                                                         $16,232,426     $13,129,061     $11,902,965
                                                                   ===========     ===========     ===========

              Average: Common Shares Outstanding                     6,007,956       6,068,778       6,094,826
                          Dilutive Stock Options                         7,490           6,907           9,097
                                                                  ------------     -----------     -----------
Average Total Common Shares and Dilutive Options                     6,015,446       6,075,685       6,103,923

EARNINGS PER COMMON SHARE                  Basic                  $       2.70     $      2.16     $      1.95
                                         Diluted                  $       2.70     $      2.16     $      1.95

                    See accompanying notes to consolidated financial statements.

           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                          Accumulated
                                                                                      Other Comprehensive
                                                                                            Income,
                                     Common                    Undivided      Treasury    Gain (Loss)                  Comprehensive
                                     Stock        Surplus       Profits        Stock      Net of Tax       Total          Income
====================================================================================================================================
Balance, December 31, 1997         $19,026,050  $18,456,432  $ 30,991,694   $(3,787,664)  $   453,955  $ 65,140,467

Net Income                                --           --      11,902,965          --            --      11,902,965    $ 11,902,965

Dividend                                  --           --      (4,388,296)         --            --      (4,388,296)

Purchase of Treasury Stock                --           --        (351,247)      (36,250)         --        (387,497)

Net Change in Unrealized
  Loss on Securities Available
  for Sale                                --           --            --            --        (421,840)     (421,840)       (421,840)
                                                                                                                       ------------
Comprehensive Income                                                                                                   $ 11,481,125
====================================================================================================================================
Balance, December 31, 1998         $19,026,050  $18,456,432  $ 38,155,116   $(3,823,914)  $    32,115  $ 71,845,799

Net Income                                --           --      13,129,061          --            --      13,129,061    $ 13,129,061

Dividend                                  --           --      (5,096,978)         --            --      (5,096,978)

Purchase of Treasury Stock                --           --        (610,904)      (63,190)         --        (674,094)

Net Change in Unrealized Loss on
  Securities Available for Sale           --           --            --            --      (1,869,564)   (1,869,564)     (1,869,564)
                                                                                                                       ------------
Comprehensive Income                                                                                                   $ 11,259,497
====================================================================================================================================
Balance, December 31, 1999         $19,026,050  $18,456,432  $ 45,576,295   $(3,887,104)  $(1,837,449) $ 77,334,224

Net Income                                --           --      16,232,426          --            --      16,232,426    $ 16,232,426

Dividend                                  --           --      (5,521,878)         --            --      (5,521,878)

Purchase of Treasury Stock                --           --      (2,401,909)     (239,040)         --      (2,640,949)

Other                                     --           --         (11,564)         --            --         (11,564)

Net Change in Unrealized
  Gain on Securities Available
  for Sale                                --           --            --            --       2,660,273     2,660,273       2,660,273
                                                                                                                       ------------
Comprehensive Income                                                                                                   $ 18,892,699
====================================================================================================================================
Balance, December 31, 2000         $19,026,050  $18,456,432  $ 53,873,370   $(4,126,144)  $   822,824  $ 88,052,532

See accompanying notes to consolidated financial statements.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                           For the Years ended December 31,
                                                                                      2000               1999                1998
CASH FLOWS FROM OPERATING ACTIVITIES
NET INCOME                                                                       $ 16,232,426      $  13,129,061      $  11,902,965
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH
      Provision for Possible Loan Losses                                            1,200,000          1,070,000            900,000
      Depreciation and Amortization                                                 2,041,386          2,073,649          1,936,784
      Amortization of Cost Over Fair Value of Net Assets Acquired                     361,932            361,932            361,932
      Accretion of Discounts                                                         (284,241)          (757,095)        (1,013,601)
      Amortization of Premiums                                                        594,291            721,463            206,152
      (Increase) Decrease in Accrued Interest Receivable                             (427,144)          (506,247)           183,159
      Increase in Other Assets                                                     (1,189,897)        (1,006,128)        (2,117,516)
      Increase (Decrease) in Accrued Interest Payable                                 861,731           (404,024)          (207,789)
      Increase (Decrease) in Income Taxes Payable                                     809,253          1,192,942           (642,355)
      Increase (Decrease) in Other Liabilities                                      3,001,809            850,587        (10,304,608)
      Net Loss on Sale of Securities                                                   25,517            850,587        (10,304,608)
                                                                                 ------------      -------------      -------------
        Net Cash Provided by Operating Activities                                  23,227,063         16,726,140          1,205,123
                                                                                 ------------      -------------      -------------
CASH FLOWS FROM INVESTING ACTIVITIES
      Principal Payments on Investment Securities                                   2,171,050            894,423          4,710,692
      Proceeds from Sale of Investment Securities; Available for Sale              10,425,483               --                 --
      Maturities of Investment Securities; Available for Sale                       6,000,000         15,932,250        102,815,000
      Purchases of Investment Securities; Available for Sale                      (29,546,220)       (27,757,283)      (111,244,932)
      Maturities of Investment Securities; Held to Maturity                        30,698,583        109,000,000         16,620,750
      Purchases of Investment Securities; Held to Maturity                        (16,185,500)      (115,372,114)       (17,089,190)
      Loan Disbursements and Repayments, Net                                      (49,387,421)       (79,637,629)       (36,397,474)
      Purchases of Premises and Equipment, Net                                     (1,141,932)        (1,168,806)        (1,004,681)
      Disposition of Other Real Estate Owned                                             --               93,073            350,856
                                                                                 ------------      -------------      -------------
        Net Cash Used in Investing Activities                                     (46,965,957)       (98,016,086)       (41,238,979)
                                                                                 ------------      -------------      -------------
CASH FLOWS FROM FINANCING ACTIVITIES
      Net Increase in Deposit Accounts                                             65,133,550         50,738,729         48,969,042
      (Decrease) Increase in Federal Funds Purchased                              (13,500,000)        13,500,000               --
      Dividends Paid to Shareholders                                               (5,421,929)        (4,920,639)        (4,388,656)
      Treasury Shares Acquired                                                     (2,640,949)          (674,094)          (387,497)
                                                                                 ------------      -------------      -------------
         Net Cash Provided by Financing Activities                                 43,570,672         58,643,996         44,192,889
                                                                                 ------------      -------------      -------------
        Net Increase (Decrease) in Cash and  Cash Equivalents                      19,831,778        (22,645,950)         4,159,033
           Cash and Cash Equivalents Beginning of Year                             53,452,328         76,098,278         71,939,245
                                                                                 ------------      -------------      -------------
           Cash and Cash Equivalents End of Year                                 $ 73,284,106      $  53,452,328      $  76,098,278
                                                                                 ============      =============      =============
Supplemental Disclosure of Cash Flow Information
      Cash Received During the Year for Interest                                 $ 76,425,563      $  67,401,397      $  66,057,144
                                                                                 ============      =============      =============
      Cash Paid During the Year for:
        Interest                                                                 $ 23,486,440      $  21,524,575      $  21,672,059
        Income Taxes                                                               10,074,171          7,078,929          9,197,930
                                                                                 ------------      -------------      -------------
          Total Cash Paid During Year for Interest & Income Taxes                $ 33,560,611      $  28,603,504      $  30,869,989
                                                                                 ============      =============      =============
Non-Cash Investing and Financing (loans re-classified as
     "other real estate owned," including foreclosures)                          $       --        $     138,073      $      94,848
Increase (Decrease) in Market Value of Investments                                  4,282,863         (3,059,888)          (712,129)
(Increase) Decrease in Deferred Tax Liability Related to Market Value
     of Investments Available for Sale                                             (1,755,974)         1,299,189            291,973
Dividends Declared But Not Paid                                                     1,373,091          1,273,142          1,096,804

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

(B) Investment Securities -- Suffolk reports debt securities and mortgage-backed securities in one of the following categories: (i) "held to maturity" (management has the intent and ability to hold to maturity), which are to be reported at amortized cost; (ii) "trading" (held for current resale), which are to be reported at fair value, with unrealized gains and losses included in earnings; and (iii) "available for sale" (all other debt securities and mortgage-backed securities), which are to be reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity. Accordingly, Suffolk classified all of its holdings of debt securities and mortgage-backed securities as either "held to maturity" or "available for sale." At the time a security is purchased, a determination is made as to the appropriate classification.

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

(L) Earnings Per Share -- Basic earnings per share is computed by dividing net income by the number of weighted-average shares outstanding during the period. Diluted earnings per share reflect the dilution that would occur if stock options were exercised in return for common stock that would then share in Suffolk's earnings. It is computed by dividing net income by the sum of the weighted-average number of common shares outstanding and the weighted-average number of stock options exercisable during the period. Suffolk has no other securities that could be converted into common stock, nor any contracts that would result in the issuance of common stock.

(M) Comprehensive Income -- Comprehensive income includes net income and all other changes in equity during a period except those resulting from investments by owners and distributions to owners. Other comprehensive income includes revenues, expenses, gains, and losses that under generally accepted accounting principles are included in comprehensive income but excluded from net income.

Comprehensive income and accumulated other comprehensive income are reported net of related income taxes. Accumulated other comprehensive income for the Bank consists solely of unrealized holding gains or losses on securities available for sale.

(N) Reclassification Of Prior Year Consolidated Financial Statements -- Certain reclassifications have been made to the prior year's consolidated financial statements that conform with the current year's presentation.

Note 2 -- Investment Securities

The amortized cost, estimated fair values, and gross unrealized gains and losses of Suffolk's investment securities available for sale and held to maturity at December 31, 2000 and 1999 were: (in thousands)

------------------------------------------------------------------------------------------------------------------------------------
                                        ---------------------2000---------------------                    1999
------------------------------------------------------------------------------------------------------------------------------------
                                                     Estimated    Gross       Gross                Estimated   Gross        Gross
                                        Amortized      Fair     Unrealized  Unrealized   Amortized   Fair    Unrealized   Unrealized
                                           Cost        Value      Gains       Losses       Cost      Value     Gains       Losses
------------------------------------------------------------------------------------------------------------------------------------
Available for sale:
  U.S. Treasury securities              $ 31,115     $ 31,194     $  107     $ (28)     $ 31,329     $ 31,060     $ --     $  (269)
  U.S. government agency debt             34,997       34,926       --         (71)       40,217       38,930       --      (1,287)
  Collateralized mortgage obligations     80,889       82,049      1,226       (66)       64,053       62,494        8      (1,567)
  Equity securities                          797        1,017        220      --            --           --         --        --
------------------------------------------------------------------------------------------------------------------------------------
Balance at end of year                   147,798      149,186      1,553      (165)      135,599      132,484        8      (3,123)
------------------------------------------------------------------------------------------------------------------------------------
Held to maturity:
  Obligations of states and
    political subdivisions                13,317       13,750        434        (1)       27,835       27,658        7        (184)
  U.S. govt. agency obligations             --           --         --        --           1,583        1,597       14        --
Other securities                           3,468        3,468       --        --           3,468        3,468       --        --
------------------------------------------------------------------------------------------------------------------------------------
Balance at end of year                    16,785       17,218        434        (1)       32,886       32,723       21        (184)
------------------------------------------------------------------------------------------------------------------------------------
Total investment securities             $164,583     $166,404     $1,987     $(166)     $168,485     $165,207     $ 29     $(3,307)
====================================================================================================================================

U.S. government agency obligations are mortgage-backed securities, which represent participating interest in pools of first mortgage loans. The amortized cost, maturities, and approximate fair value of Suffolk's investment securities at December 31, 2000 are as follows: (in thousands)

--------------------------------------------------------------------------------------------------
                                                Available for Sale
--------------------------------------------------------------------------------------------------
                                             U.S.           Collateralized
                     U.S. Treasury       Govt. Agency          Mortgage            Equity
                      Securities             Debt            Obligations(1)      Securities
--------------------------------------------------------------------------------------------------
                      Amortized    Fair   Amortized   Fair    Amortized   Fair   Amortized   Fair
Maturity (in years)      Cost      Value     Cost     Value     Cost      Value     Cost     Value
--------------------------------------------------------------------------------------------------
Within 1                $25,129   $25,100   $ 4,960   $ 4,960   $  --     $  --     $ --    $ --
After 1 but within 5      5,986     6,094    30,037    29,966      --        --       --      --
After 5 but within 10      --        --        --        --        --        --       --      --
After 10                   --        --        --        --      80,889    82,049     --      --
Other Securities           --        --        --        --        --        --       797    1,017
--------------------------------------------------------------------------------------------------
Total                   $31,115   $31,194   $34,997   $34,926   $80,889   $82,049   $ 797   $1,017
==================================================================================================

--------------------------------------------------------------------------------
                                           Held to Maturity
--------------------------------------------------------------------------------
                           Obligations of                           Total
                          States & Political      Other            Amortized
                            Subdivisions        Securities           Cost
--------------------------------------------------------------------------------
                            Amortized   Fair    Amortized   Fair
                               Cost     Value     Cost     Value
--------------------------------------------------------------------------------
Within 1                      $ 9,765   $ 9,768   $ --     $ --     $ 39,854
After 1 but within 5              300       309     --       --     $ 36,323
After 5 but within 10             507       537     --       --     $    507
After 10                        2,745     3,136     --       --     $ 83,634
Other Securities                 --        --      3,468    3,468   $  4,265
--------------------------------------------------------------------------------
Total                         $13,317   $13,750   $3,468   $3,468   $164,583
================================================================================

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

Actual maturities of collateralized mortgage obligations will differ from contractual maturities because the mortgage-loan borrowers have the right to prepay obligations with or without penalties. Actual maturities of U.S. government agency obligations will differ from contractual maturities because the issuer can call the security before it is due.

At December 31, 2000 and 1999, investment securities carried at $130,484,000 and $108,000,000, respectively, were pledged to secure trust deposits and public funds on deposit.

During 2000, proceeds from sales of securities available for sale were $10,451,000, resulting in realized gains of $88,000 and realized losses of $113,000.

Note 3 -- Loans

At December 31, 2000 and 1999, loans included the following: (in thousands)

--------------------------------------------------------------------------------
                                                            2000           1999
--------------------------------------------------------------------------------
Commercial, financial, and agricultural                $ 133,524      $ 131,429
Commercial real estate                                   158,443        162,321
Real estate construction loans                            34,393         17,956
Residential mortgages (1st and 2nd liens)                 89,337         82,411
Home equity loans                                         22,010         20,834
Consumer loans                                           336,780        310,748
Other loans                                                2,797          2,921
--------------------------------------------------------------------------------
                                                         777,284        728,620
Unearned discounts                                        (1,287)        (1,095)
Allowance for possible loan losses                        (7,749)        (7,270)
--------------------------------------------------------------------------------
Balance at end of year                                 $ 768,248      $ 720,255
================================================================================

Restructured loans, loans not accruing interest, and loans contractually past due 90 days or more with regard to payment of principal and/or interest amounted to $3,474,000 and $3,148,000 at December 31, 2000 and 1999, respectively.
Interest on loans that have been restructured or are no longer accruing interest would have amounted to $264,000 during 2000, $105,000 during 1999, and $143,000 during 1998, under the contractual terms of those loans. Interest income recognized on restructured and non-accrual loans was immaterial for the years 2000, 1999, and 1998.

Suffolk makes loans to its directors and executives, as well as to other related parties in the ordinary course of its business. Loans made to directors and executives, either directly or indirectly, which exceed $60,000 in aggregate for any one director, totaled $15,110,000 and $6,336,000 at December 31, 2000 and 1999, respectively. Unused portions of lines of credit to directors and executives, directly or indirectly, totaled $12,136,000 and $8,197,000. New loans totaling $31,000,000 were granted and payments of $22,226,000 were received during 2000.

Note 4 -- Allowance For Possible Loan Losses

An analysis of the changes in the Allowance for Possible Loan Losses follows:
(in thousands)

--------------------------------------------------------------------------------
                                                 2000         1999         1998
--------------------------------------------------------------------------------
Balance at beginning of year                  $ 7,270      $ 6,955      $ 6,524
Provision for possible loan losses              1,200        1,070          900
Loans charged-off                                (897)        (934)        (673)
Recoveries on loans                               176          179          204
--------------------------------------------------------------------------------
Balance at end of year                        $ 7,749      $ 7,270      $ 6,955
================================================================================

At December 31, 2000 and 1999, respectively, the Bank's recorded investment in impaired loans and the related valuation allowance calculated under SFAS No. 114 and SFAS No. 118 are as follows: (in thousands)

--------------------------------------------------------------------------------
                                                 2000        1999
--------------------------------------------------------------------------------
Recorded investment                           $ 1,868      $  170
Valuation allowance                             1,091          98
--------------------------------------------------------------------------------

This valuation allowance is included in the allowance for loan losses on the statements of condition.

The average investment in impaired loans in 2000 was $1,039,000, compared to $401,000 in 1999.

Note 5 -- Premises And Equipment

The following table details premises and equipment: (in thousands)

--------------------------------------------------------------------------------
                                                          2000             1999
--------------------------------------------------------------------------------
Land                                                  $  3,399         $  3,333
Premises                                                 8,118            7,791
Furniture, fixtures & equipment                         15,668           17,337
Leasehold improvements                                   1,321            1,292
--------------------------------------------------------------------------------
                                                        28,506           29,753
Accumulated depreciation
  and amortization                                     (15,061)         (15,408)
--------------------------------------------------------------------------------
Balance at end of year                                $ 13,445         $ 14,345
================================================================================

Depreciation and amortization charged to operations amounted to $2,041,000, $2,074,000, and $1,937,000 during 2000, 1999, and 1998, respectively.

Note 6 -- Short-Term Borrowings

Presented below is information concerning short-term interest-bearing liabilities, principally Federal Home Loan Bank Borrowings, and Securities Sold Under Agreements to Repurchase, with maturities of less than one year, and their related weighted-average interest rates for the year 2000 and 1999: (dollars in thousands)

--------------------------------------------------------------------------------
                                                      2000        1999
--------------------------------------------------------------------------------
Daily average outstanding                          $14,072     $ 5,361
Total interest cost                                    890         256
Average interest rate paid                            6.32%       4.78%
Maximum amount outstanding at any
    month-end                                      $56,500     $40,616
December 31, balance                                  --        13,500
Weighted-average interest rate
    on balances outstanding at December 31            --  %       5.10%
================================================================================

Suffolk has no assets pledged as collateral to the Federal Reserve Bank as of December 31, 2000. Assets pledged as collateral to the Federal Home Loan Bank as of December 31, 2000 totaled $51,530,000.

Note 7 -- Stockholders' Equity

Suffolk has a Dividend Reinvestment Plan. Stockholders can reinvest dividends in common stock of Suffolk at a 3 percent discount from market value on newly issued shares. Shareholders may also make additional cash purchases. No shares were issued in 2000, 1999, or 1998.

At the end of December 31, 2000, Suffolk has a Stock Option Plan ("the Plan") under which 600,000 shares of Suffolk's common stock were reserved for issuance to key employees. Options are awarded by a committee appointed by the Board of Directors. The Plan provides that the option price shall not be less than the fair value of the common stock on the date the option is granted. All options are exercisable for a period of ten years or less. The Plan provides for the grant of stock appreciation rights which the holder may exercise instead of the underlying option. When the stock appreciation right is exercised, the underlying option is canceled. The optionee receives shares of common stock with a fair market value equal to the excess of the fair value of the shares subject to the option at the time of exercise (or the portion thereof so exercised) over the aggregate option price of the shares set forth in the option agreement. The exercise of stock appreciation rights is treated as the exercise of the underlying option.

Options vest after one year and expire after ten years. The following table presents the options granted, exercised, or expired during each of the past three years:

--------------------------------------------------------------------------------
                                             Shares      Wtd. Avg. Exercise
--------------------------------------------------------------------------------
Balance at December 31, 1997                 34,700           $ 22.37
Options granted                                --                --
Options exercised                              --                --
Options expired or terminated                  --                --
--------------------------------------------------------------------------------
Balance at December 31, 1998                 34,700             22.37
Options granted                              11,000             26.25
Options exercised                              --                --
Options expired or terminated                  --                --
--------------------------------------------------------------------------------
Balance at December 31, 1999                 45,700            23.30
Options granted                               9,500            26.25
Options exercised                              --               --
Options expired or terminated                  --               --
--------------------------------------------------------------------------------
Balance at December 31, 2000                 55,200          $ 23.81
================================================================================

Options outstanding at December 31, 2000 have a weighted-average exercise price of $23.81 and a remaining contractual life of 7.38 years; 45,700 of these options were exercisable. The weighted-average, fair value of the options granted during 2000 was $7.72. The fair value of each option was estimated on the date granted using the Black-Scholes option pricing model. The following weighted-average assumptions were used for grants in 2000: risk-free interest rate of 6.73 percent; expected dividend yield of 2.78 percent; expected life of ten years; and expected volatility of 19.10 percent.

Options outstanding at December 31, 1999 had a weighted-average exercise price of $23.30 and a remaining contractual life of 8.09 years; 34,700 of these options were exercisable. The weighted-average, fair value of the options granted during 1999 was $5.26. The fair value of each option was estimated on the date granted using the Black-Scholes option pricing model. The following weighted-average assumptions were used for grants in 1999: risk-free interest rate of 4.63 percent; expected dividend yield of 3.42 percent; expected life of ten years; and expected volatility of 20.70 percent.

No options were granted during 1998.

Suffolk accounts for these plans under APB Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost for these plans been determined consistent with FASB Statement No. 123, Suffolk's net income and earnings per share would have been reduced to the following pro forma amounts:
(in thousands except per share amounts)

--------------------------------------------------------------------------------
                                           2000       1999       1998
--------------------------------------------------------------------------------
Net Income: As Reported                $ 16,232   $ 13,129   $ 11,903
            Pro Forma                    16,192     13,096     11,876
--------------------------------------------------------------------------------
Basic EPS:  As Reported                    2.70       2.16       1.95
            Pro Forma                      2.70       2.16       1.95
--------------------------------------------------------------------------------

All dividends must conform to applicable statutory requirements. Under 12 USC 56-9, a national bank may not pay a dividend on its common stock if the dividend would exceed net undivided profits then on hand. Further, under 12 USC 60, a national bank must obtain prior approval from the Office of the Comptroller of the Currency ("OCC") to pay dividends on either common or preferred stock that would exceed the bank's net profits for the current year combined with retained net profits (net profits minus dividends paid during that period) from the prior two years. At December 31, 2000, approximately $31,318,000 was available for dividends from the Bank to Suffolk Bancorp without prior approval of the OCC.

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

--------------------------------------------------------------------------------
                                                  2000        1999        1998
--------------------------------------------------------------------------------
Current:  Federal                             $  8,653     $ 7,242     $ 6,571
          State                                  1,711       1,478       1,674
--------------------------------------------------------------------------------
                                                10,364       8,720       8,245
Deferred:  Federal                                 643         205         247
           State                                  (124)       (355)         63
--------------------------------------------------------------------------------
                                                   519        (150)        310
--------------------------------------------------------------------------------
Total                                         $ 10,883     $ 8,570     $ 8,555
================================================================================

The total tax expense was greater than the amounts computed by applying the federal income tax rate because of the following:

--------------------------------------------------------------------------------
                                                   2000        1999        1998
--------------------------------------------------------------------------------
Federal income tax expense
    at statutory rates                              35%         34%         34%
Tax-exempt interest                                 (1%)        (1%)        (1%)
Amortization of excess cost over
    fair value of net assets acquired                1%          1%          1%
State income taxes net of
    federal benefit                                  4%          5%          6%
Other                                                1%          0%          2%
--------------------------------------------------------------------------------
Total                                               40%         39%         42%
================================================================================

The effect of temporary differences between tax and financial accounting that create significant deferred-tax assets and liabilities at December 31, 2000 and 1999, and the recognition of income and expense for purposes of tax and financial reporting, that resulted in a net decrease to Suffolk's net deferred tax asset for the years ended December 31, 2000 and 1999 are presented below:
(in thousands)

--------------------------------------------------------------------------------
                                                  2000        1999       Change
--------------------------------------------------------------------------------
Deferred tax assets:
   Provision for possible
      loan losses                               $3,217      $2,977      $   240
   Securities available for sale                  --         1,277       (1,277)
   Post-retirement benefits                        895         540          355
   Deferred compensation                           865         593          272
   Other                                           777         755           22
--------------------------------------------------------------------------------
Total deferred tax assets
   before valuation allowance                    5,754       6,142         (388)
      Valuation allowance                         --          --           --
--------------------------------------------------------------------------------
Total deferred tax assets
   net of valuation allowance                    5,754       6,142         (388)
--------------------------------------------------------------------------------
Deferred tax liabilities:
    Pension                                      1,742       1,390          352
    Securities available for sale                1,756        --          1,756
--------------------------------------------------------------------------------
Total deferred tax liabilities                   3,498       1,390        2,108
--------------------------------------------------------------------------------
Net deferred tax asset                          $2,256      $4,752      $(2,496)
================================================================================

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

The following tables set forth the status of Suffolk Bancorp's combined plan as of September 30, 2000 and September 30, 1999, the time at which the annual valuation of the plan is made.

The following table sets forth the Plan's change in benefit obligation:

--------------------------------------------------------------------------------
                                                          2000             1999
--------------------------------------------------------------------------------
Benefit obligation at beginning of year           $ 12,243,405     $ 11,130,492
Service cost                                           773,131          706,713
Interest cost                                          839,619          761,401
Actuarial (gain) loss                                 (511,677)         272,009
Benefits paid                                         (625,782)        (627,210)
--------------------------------------------------------------------------------
Benefit Obligation at end of year                 $ 12,718,696     $ 12,243,405
================================================================================

The following table sets forth the Plan's change in Plan Assets:

--------------------------------------------------------------------------------
                                                          2000             1999
--------------------------------------------------------------------------------
Fair value of Plan Assets at beginning of year    $ 16,293,706     $ 14,653,280
Actual return on Plan Assets                         1,675,077        2,267,636
Employer contribution                                  958,944             --
Benefits paid                                         (625,782)        (627,210)
--------------------------------------------------------------------------------
Fair value of Plan Assets at end of year          $ 18,301,945     $ 16,293,706
================================================================================

The following table summarizes the funded status of the Plan:

--------------------------------------------------------------------------------
                                                          2000             1999
--------------------------------------------------------------------------------
Funded status                                     $  5,583,249     $  4,050,301
Unrecognized net transition liability                 (226,352)        (280,340)
Unrecognized prior service cost                        (48,515)         (52,494)
Unrecognized net gain                               (1,321,122)        (532,011)
--------------------------------------------------------------------------------
Prepaid cost                                      $  3,987,260     $  3,185,456
================================================================================

The following table summarizes the net periodic pension cost:

--------------------------------------------------------------------------------
                                             2000           1999           1998
--------------------------------------------------------------------------------
Service cost                          $   777,608    $   773,131    $   706,713
Interest cost on projected
   benefit obligations                    903,010        839,619        761,401
Expected return on plan assets         (1,532,959)    (1,397,643)    (1,229,687)
Net amortization & deferral               (57,967)       (57,967)       (57,967)
--------------------------------------------------------------------------------
Net periodic pension cost             $    89,692    $   157,140    $   180,460
================================================================================

The weighted-average discount rate for purposes of determining net periodic pension cost was 7.25 percent in 2000, 7.0 percent in 1999, and 7.75 in 1998. The rate of increase in future compensation levels used in determining these amounts was 4.25 percent in 2000 and 4.0 percent in 1999 and 1998. The expected long-term rate of return on assets is 8.5 percent for 2000, 7.5 percent for 1999, and 8.5 percent for 1998.

(B) Director's Retirement Income Agreement of the Bank of the Hamptons -- On April 11, 1994, Suffolk acquired Hamptons Bancshares, Inc., which had a director's deferred compensation plan. The liability for this plan was approximately $529,000 and $551,000 on December 31, 2000 and 1999. Interest (approximately $39,000 in 2000 and $54,000 in 1999) is accrued over the term of the plan. In 2000, the Bank paid approximately $67,000 to participants.

(C) Deferred Compensation Plan -- During 1986, the Board approved a deferred compensation plan. Under the plan, certain employees and Directors of Suffolk elected to defer compensation aggregating approximately $177,000 in exchange for stated future payments to be made at specified dates. The rate of return on the initial deferral was guaranteed. For purposes of financial reporting, interest (approximately $199,000 in 2000, $204,000 in 1999, and $191,000 in 1998) at the
plan's contractual rate is being accrued on the deferral amounts over the expected plan term. During 2000, Suffolk made payments of approximately $111,000 to participants of the plan.

Suffolk has purchased life insurance policies on the plan's participants based upon reasonable actuarial benefit and other financial assumptions where the present value of the projected cash flows from the insurance proceeds approximates the present value of the projected cost of the employee benefit. Suffolk is the named beneficiary on the policies. Net insurance income related to the policies aggregated approximately $21,000, $33,000, and $36,000, in 2000, 1999, and 1998, respectively.

(D) Post-Retirement Benefits Other Than Pension -- The following table sets forth the post-retirement benefit liability included in other liabilities in the accompanying consolidated statements of condition as of December 31, 2000 and 1999:

--------------------------------------------------------------------------------
                                                          2000             1999
--------------------------------------------------------------------------------
Accumulated post-retirement benefit obligation (the "APBO"):
Retirees                                           $  (594,472)     $  (745,693)
Fully eligible active plan participants               (520,426)        (547,413)
Other active participants                             (490,275)        (766,463)
--------------------------------------------------------------------------------
Total APBO                                         $(1,605,173)     $(2,059,569)
Unrecognized net (gain) loss                          (490,425)         119,018
Unrecognized transition obligation                      10,098           11,006
--------------------------------------------------------------------------------
Post-retirement benefit liability                  $(2,085,500)     $(1,929,545)
================================================================================

Net periodic post-retirement benefit cost (the "net periodic cost") for the years ended December 31, 2000, 1999, and 1998 includes the following components:

--------------------------------------------------------------------------------
                                               2000          1999         1998
--------------------------------------------------------------------------------
Service cost of benefits earned             $  67,587      $ 85,169     $ 80,746
Interest cost on liability                    106,755       131,389      114,118
Unrecognized (gain) loss                      (12,276)          908          908
--------------------------------------------------------------------------------
Net periodic cost                           $ 162,066      $217,466     $195,772
================================================================================

The average health-care, cost-trend rate assumption significantly affects the amounts reported. For example, a 1 percent increase in this rate would have increased the accumulated benefit obligation by $118,000 at December 31, 2000, and increased the net periodic cost by $17,000 for the year. The post-retirement benefit cost components for 2000 were calculated assuming average health-care, cost-trend rates going up 7.5 percent and decreasing 1.5 percent after approximately four years.

(E) Deferred Bonus Plans -- During 1998, the Board approved a non-qualified deferred compensation plan. Under this plan, certain employees and Directors of Suffolk may elect to defer some or all of their compensation in exchange for a future payment of the compensation deferred, with accrued interest, at retirement. During 2000 participants deferred compensation totaling $212,000. No payments have been made to any of the participants.

Note 10 -- Commitments and Contingent Liabilities

In the normal course of business, there are various outstanding commitments and contingent liabilities, such as standby letters-of-credit and commitments to extend credit, which are not reflected in the accompanying consolidated financial statements. No material losses are anticipated as a result of these transactions. Suffolk is contingently liable under standby letters-of-credit in the amount of $7,062,000, and $4,054,000 at December 31, 2000 and 1999,
respectively. Suffolk has commitments to make or to extend credit in the form of revolving open-end lines secured by one to four family residential properties, commercial real estate, construction and land development loans, and lease financing arrangements in the amount of $28,281,000 and $34,145,000, and commercial loans of $12,781,000 and $13,160,000 as of December 31, 2000 and 1999, respectively.

In the opinion of management, based upon legal counsel, liabilities arising from legal proceedings against Suffolk would not have a significant effect on the financial position of Suffolk.

During 2000, Suffolk was required to maintain balances with the Federal Reserve Bank of N.Y. for reserve and clearing requirements. These balances averaged $16,258,000 in 2000.

Total rental expense for the years ended December 31, 2000, 1999, and 1998 amounted to $685,000, $603,000, and $592,000, respectively.

At December 31, 2000, Suffolk was obligated under a number of noncancelable operating leases for land and buildings used for bank purposes. Minimum annual rentals, exclusive of taxes and other charges under noncancelable operating leases, are summarized as follows: (in thousands)

--------------------------------------------------------------------------------
                                            Minimum Annual Rentals
--------------------------------------------------------------------------------
          2001                                    $  712
          2002                                       612
          2003                                       555
          2004                                       571
          2005 and thereafter                      2,196
================================================================================

Note 11 -- Regulatory Capital

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital requirements that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weighting, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2000, that the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 2000, the most recent notification from the Comptroller of the Currency categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. Management believes that since that notification no circumstances have changed the institution's category.

The Bank's actual capital amounts and ratios are also presented in the following table: (in thousands)

------------------------------------------------------------------------------------------------------------------------
                                                                                                To Be Well Capitalized
                                                                           For Capital         Under Prompt Corrective
                                                   Actual                   Adequacy              Action Provisions
                                            Amount        Ratio        Amount        Ratio       Amount         Ratio
========================================================================================================================
As of December 31, 2000

Total Capital (to risk-weighted assets)   $ 93,676       10.93%      $ 68,540        8.00%     $ 85,675        10.00%
Tier 1 Capital (to risk-weighted assets)    85,927       10.03%        34,270        4.00%       51,405         6.00%
Tier 1 Capital (to average assets)          85,927        8.51%        40,407        4.00%       50,509         5.00%
========================================================================================================================
As of December 31, 1999

Total Capital (to risk-weighted assets)   $ 88,615       11.05%      $ 64,138        8.00%     $ 80,172        10.00%
Tier 1 Capital (to risk-weighted assets)    81,345       10.15%        32,069        4.00%       48,103         6.00%
Tier 1 Capital (to average assets)          81,345        8.73%        37,271        4.00%       46,589         5.00%
========================================================================================================================

Note 12 -- Credit Concentrations

Suffolk's principal investments are loans and a portfolio of short- and medium-term debt of the United States Treasury, states and other political subdivisions, U.S. government agencies, and corporations.

Consumer loans, net of unearned discounts, comprised 43.3 percent of Suffolk's loan portfolio and 32.0 percent of assets. A majority are indirect dealer-generated loans secured by automobiles. Most of these loans are made to residents of Suffolk's primary lending area. Each loan is small in amount. Borrowers represent a cross-section of the population and are employed in a variety of industries. The risk presented by any one loan is correspondingly small, and therefore, the risk that this portion of the portfolio presents to Suffolk depends on the financial stability of the population as a whole, not any one entity or industry. Loans secured by real estate comprise 39.2 percent of the portfolio and 29.0 percent of assets, 20.4 percent of which are for commercial real estate. Commercial real estate loans present greater risk than residential mortgages. Suffolk has attempted to minimize the risks of these loans by considering several factors, including the creditworthiness of the borrower, location, condition, value, and the business prospects for the security property. Commercial, financial, and agricultural loans, unsecured or secured by collateral other than real estate, comprise 17.2 percent of the loan portfolio and 12.7 percent of assets. These loans present significantly greater risk than other types of loans. Average credits are greater in size than consumer loans, and unsecured loans may be more difficult to collect. Suffolk obtains, whenever possible, both the personal guarantees of the principal(s) and cross-guarantees among the principals' business enterprises. U.S. Treasury securities represented 18.8 percent of the investment portfolio and 3.0 percent of assets. U.S. government agency debt securities represented 21.0 percent of the investment portfolio and 3.3 percent of assets. Collateralized mortgage obligations represented 49.4 percent of the investment portfolio and 7.8 percent of assets. These offer little or no financial risk. Municipal obligations constitute 8.0 percent of the investment portfolio and 1.3 percent of assets. These obligations present slightly greater risk than U.S. Treasury securities, or those secured by the U.S. government, but significantly less risk than loans because they are backed by the full faith and taxing power of the issuer, each of which is located in the state of New York. Suffolk's policy is to hold these securities to maturity.

Note 13 -- Fair Value of Financial Instruments

The following table presents the carrying amounts and fair values of Suffolk's financial instruments. SFAS No. 107, "Disclosures About Fair Value of Financial Instruments," defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation: (in thousands)

--------------------------------------------------------------------------------
                                               2000                   1999
--------------------------------------------------------------------------------
                                       Carrying       Fair   Carrying       Fair
                                         Amount      Value     Amount      Value
--------------------------------------------------------------------------------
Cash & cash equivalents                $ 69,584   $ 69,584   $ 53,452   $ 53,452
Investment securities
  available for sale                    149,186    149,186    132,484    132,484
Investment securities
  held to maturity                       16,785     17,218     32,886     32,723
Loans, net                              768,248    773,470    720,255    716,727
Accrued interest receivable               6,298      6,298      5,871      5,871
Deposits                                942,436    944,664    877,303    877,499
Accrued interest payable                  3,325      3,325      2,463      2,463
================================================================================

Limitations

The following estimates are made at a specific point in time and may be based on judgments regarding losses expected in the future, risk, and other factors that are subjective in nature. The methods and assumptions used to produce the fair value estimates follow.

Short-Term Instruments

Short-term financial instruments are valued at the carrying amounts included in the statements of condition, which are reasonable estimates of fair value due to the relatively short term of the instruments. This approach applies to cash and cash equivalents; federal funds purchased; accrued interest receivable; non-interest-bearing demand deposits; N.O.W., money market, and savings accounts; accrued interest payable; and other borrowings.

Loans

Fair values are estimated for portfolios of loans with similar characteristics. Loans are segregated by type.

The fair value of performing loans was calculated by discounting scheduled cash flows through the estimated maturity using estimated market discount rates that reflect the credit and interest rate risk of the loan. Estimated maturity is based on the Bank's history of repayments for each type of loan, and an estimate of the effect of the current economy.

Fair value for significant non-performing loans is based on recent external appraisals of collateral, if any. If appraisals are not available, estimated cash flows are discounted using a rate commensurate with the associated risk. Assumptions regarding credit risk, cash flows, and discount rates are made using available market information and specific borrower information. The carrying amount and fair value of loans were as follows at December 31, 2000 and 1999:
(in thousands)

--------------------------------------------------------------------------------
                                             2000                    1999
--------------------------------------------------------------------------------
                                    Carrying        Fair    Carrying        Fair
                                      Amount       Value      Amount       Value
--------------------------------------------------------------------------------
Commercial, financial
  & agricultural                    $133,524    $135,240    $131,429    $129,810
Commercial real estate               158,443     159,755     162,321     161,807
Real estate
  construction loans                  34,393      34,161      17,956      19,580
Residential mortgages
  (1st & 2nd liens)                   89,337      90,836      82,411      81,118
Home equity loans                     22,010      21,831      20,834      20,835
Consumer loans                       336,780     334,462     310,748     307,926
Other loans                            2,797       2,797       2,921       2,921

--------------------------------------------------------------------------------
Totals                              $777,284    $779,082    $728,620    $723,997
================================================================================

Investment Securities

The fair value of the investment portfolio, including mortgage-backed securities, was based on quoted market prices or market prices of similar instruments.

Deposit Liabilities

The fair value of certificates of deposit less than $100,000 was calculated by discounting cash flows with applicable origination rates. At December 31, 2000, the fair value of certificates of deposit less than $100,000 totaling $253,085,000 had a carrying value of $252,392,000. At December 31, 2000, the fair value of certificates of deposit more than $100,000 totaling $23,255,000 had a carrying value of $23,175,000.

Commitments to Extend Credit, Standby Letters of Credit, and Written Financial Guarantees

The fair value of commitments to extend credit was estimated by either discounting cash flows or using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the current creditworthiness of the counterparties.

The estimated fair value of written financial guarantees and letters of credit is based on fees currently charged for similar agreements. The contractual amounts of these commitments were $19,843,000 and $17,214,000 at December 31, 2000 and 1999. The fees charged for the commitments were not material in amount.

            Note 14 -- Selected Quarterly Financial Data (Unaudited)

The comparative results for the four quarters of 2000 and 1999 are as follows:
(in thousands of dollars except for share and per-share data)

------------------------------------------------------------------------------------------------------------------------------------
                                                           2000                                            1999
------------------------------------------------------------------------------------------------------------------------------------
                                       1st Qtr.    2nd Qtr.    3rd Qtr.    4th Qtr.    1st Qtr.    2nd Qtr.    3rd Qtr.    4th Qtr.
------------------------------------------------------------------------------------------------------------------------------------
Interest income                      $   18,347  $   19,017  $   19,385  $   20,104  $   16,362  $   16,573  $   17,367  $   17,606
Interest expense                          5,890       6,169       6,044       6,245       5,201       5,110       5,333       5,477
------------------------------------------------------------------------------------------------------------------------------------
Net interest income                      12,457      12,848      13,341      13,859      11,161      11,463      12,034      12,129
Provision for possible loan losses          300         300         300         300         270         225         275         300
------------------------------------------------------------------------------------------------------------------------------------
Net interest income after provision
  for possible loan losses               12,157      12,548      13,041      13,559      10,891      11,238      11,759      11,829
Other income                              1,929       1,841       1,974       2,069       1,465       1,679       1,782       1,845
Other expense                             7,965       7,621       7,899       8,517       7,452       7,595       7,629       8,113
Provision for income taxes                2,492       2,693       2,856       2,843       1,881       2,115       2,330       2,244
------------------------------------------------------------------------------------------------------------------------------------
Net income                           $    3,629  $    4,075  $    4,260  $    4,268  $    3,023  $    3,207  $    3,582  $    3,317
====================================================================================================================================
Basic per-share data:
------------------------------------------------------------------------------------------------------------------------------------
  Net income                         $     0.60  $     0.68  $     0.71  $     0.71  $     0.50  $     0.53  $     0.59  $     0.54
  Cash dividends                     $     0.23  $     0.23  $     0.23  $     0.23  $     0.21  $     0.21  $     0.21  $     0.21
  Average shares                      6,049,206   6,010,506   5,995,064   5,997,525   6,076,842   6,070,080   6,065,596   6,062,352
====================================================================================================================================

Note 15 -- Suffolk Bancorp (Parent Company Only) Condensed Financial Statements (in thousands)

------------------------------------------------------------------------------------------------------------------------------------
Condensed Statements of Condition as of December 31,                                       2000              1999              1998
------------------------------------------------------------------------------------------------------------------------------------
Assets
Due From Banks                                                                         $  1,455          $  1,388          $  1,343
Investment in Subsidiaries: SCNB                                                         87,283            77,289            71,566
Other Assets                                                                              1,166               145                74
------------------------------------------------------------------------------------------------------------------------------------
Total Assets                                                                           $ 89,904          $ 78,822          $ 72,983
====================================================================================================================================
Liabilities and Stockholders' Equity
Dividends Payable                                                                      $  1,373          $  1,273          $  1,097
Other Liabilities                                                                           478               215                40
Stockholders' Equity                                                                     88,053            77,334            71,846
------------------------------------------------------------------------------------------------------------------------------------
Total Liabilities and Stockholders' Equity                                             $ 89,904          $ 78,822          $ 72,983
====================================================================================================================================

------------------------------------------------------------------------------------------------------------------------------------
Condensed Statements of Income for the Years Ended December 31,                            2000              1999              1998
------------------------------------------------------------------------------------------------------------------------------------
Income
Net Security Gains                                                                           88              --                --
Other Income                                                                                 20              --                --
Dividends From Subsidiary Bank                                                         $  8,965          $  5,635          $  4,775
------------------------------------------------------------------------------------------------------------------------------------
                                                                                          9,073             5,635             4,775
Expense
Other Expense                                                                               320               275               153
------------------------------------------------------------------------------------------------------------------------------------
Income Before Equity in Undistributed Net Income of Subsidiaries                          8,753             5,360             4,622
Equity in Undistributed Earnings of Subsidiaries                                          7,479             7,769             7,281
------------------------------------------------------------------------------------------------------------------------------------
Net Income                                                                             $ 16,232          $ 13,129          $ 11,903
====================================================================================================================================

------------------------------------------------------------------------------------------------------------------------------------
Condensed Statements of Cash Flows for the Years Ended December 31,                        2000              1999              1998
------------------------------------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities
   Net Income                                                                          $ 16,232          $ 13,129          $ 11,903
   Less: Equity in Undistributed Earnings of Subsidiaries                                (7,479)           (7,769)           (7,281)
   Other, Net                                                                               173               280                20
------------------------------------------------------------------------------------------------------------------------------------
Net Cash Provided by Operating Activities                                                 8,926             5,640             4,642
------------------------------------------------------------------------------------------------------------------------------------
Cash Flows From Investing Activities
   Purchases of Investment Securities; Available for Sale                                (1,247)             --                --
   Maturities of Investment Securities; Available for Sale                                  451              --                --
------------------------------------------------------------------------------------------------------------------------------------
Net Cash Used in Investing Activities                                                      (796)             --                --
------------------------------------------------------------------------------------------------------------------------------------
Cash Flows From Financing Activities
   Repurchase of Common Stock                                                            (2,641)             (674)             (387)
   Dividends Paid                                                                        (5,422)           (4,921)           (4,388)
------------------------------------------------------------------------------------------------------------------------------------
Net Cash Used in Financing Activities                                                    (8,063)           (5,595)           (4,775)
------------------------------------------------------------------------------------------------------------------------------------
Net Increase (Decrease) in Cash and Cash Equivalents                                         67                45              (133)
Cash and Cash Equivalents, Beginning of Year                                              1,388             1,343             1,476
------------------------------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents, End of Year                                                 $  1,455          $  1,388          $  1,343
====================================================================================================================================

Note: No income tax provision has been recorded on the books of Suffolk Bancorp since it files a return consolidated with its subsidiaries.

                    Report of Independent Public Accountants

To the Stockholders and Board of Directors of Suffolk Bancorp:

We have audited the accompanying consolidated statements of condition of Suffolk Bancorp and its subsidiary (the Company) as of December 31, 2000 and 1999 and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2000 and 1999 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

                                            ARTHUR ANDERSEN LLP

New York, New York
January 22, 2001


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

Riverhead, New York
January 22, 2001

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

                     ANNUAL REPORT PURSUANT TO SECTION 13 OF
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the fiscal year ended December 31, 2000 Commission File Number 0-13580

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

   Class of Common Stock     Number of Shares Outstanding as of February 2, 2001
   ---------------------     ---------------------------------------------------

     $2.50 Par Value                  5,959,964

The aggregate market value of the Registrant's Common Stock (based on the most recent sale at $31.63 on February 2, 2001) held by non-affiliates was approximately $178,993,000.

                                     PART I
                       DOCUMENT INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for its Annual Meeting of Shareholders to be held April 10, 2001, filed on March 9, 2001. (Part III)


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

Suffolk's chief competition includes local banking institutions with main or branch offices in the service area of The Suffolk County National Bank, including North Fork Bank and Bridgehampton National Bank. Additionally, New York City money center banks and regional banks provide competition. These banks include primarily the Bank of New York, Chase Manhattan Bank, and Fleet Bank.

Suffolk and its subsidiaries had 363 full-time and 49 part-time employees on December 31, 2000.

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

            Imposition of Liability for Undercapitalized Subsidiaries

The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") required each federal banking agency to revise its risk-based capital standards to ensure that those standards take adequate account of interest rate risk, concentration of credit risk, and the risks of nontraditional activities, as well as reflect the actual performance and expected risk of loss on multifamily mortgages. In accordance with the law, each federal banking agency has specified, by regulation, the levels at which an insured institution would be considered "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized." Under these regulations, the Bank would be deemed to be "well capitalized."

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

                               Banking Regulation

The Bank is a national bank, which is subject to regulation and supervision primarily by the Office of the Comptroller of the Currency (the "OCC") and secondarily by the Federal Reserve Board and the FDIC. The Bank is subject to the requirements and restrictions under federal law, including requirements to maintain reserves against deposits, restrictions on the types and amounts of loans that may be granted and the interest that may be charged thereon, and limitations on the types of investments that may be made and the types of services that may be offered. Various consumer laws and regulations also affect the operations of the Bank.

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

On November 12, 1999, President Clinton signed into law the Gramm-Leach-Bliley Act that, 120 days thereafter, permitted bank holding companies to become FHCs and, by doing so, affiliate with securities firms and insurance companies and engage in other activities that are financial in nature or complementary thereto. A bank holding company may become an FHC, if each of its subsidiary banks is well capitalized under the FDICIA prompt corrective action provisions, well managed, and has at least a satisfactory rating under the Community Reinvestment Act, by filing a declaration that the bank holding company wishes to become an FHC and meets all applicable requirements.

No prior regulatory approval is required for an FHC to acquire a company, other than a bank or savings association, engaged in activities permitted under the Gramm-Leach-Bliley Act. Activities cited in the Gramm-Leach-Bliley Act as being "financial in nature" include securities underwriting and dealing, and insurance underwriting and agency activities. Activities that the Federal Reserve Board has determined to be closely related to banking are also deemed to be financial in nature.

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

             Governmental Monetary Policies and Economic Conditions

The principal sources of funds essential to the business of banks and bank holding companies are deposits, stockholders' equity, and borrowed funds. The availability of these various sources of funds and other potential sources, such as preferred stock or commercial paper, and the extent to which they are utilized, depends on many factors, the most important of which are the Federal Reserve Board's monetary policies and the relative costs of different types of funds. An important function of the Federal Reserve Board is to regulate the national supply of bank credit in order to combat recession and curb inflationary pressure. Among the instruments of monetary policy used by the Federal Reserve Board to implement these objectives are open market operations in United States Government securities, changes in the discount rate on bank borrowings, and changes in reserve requirements against bank deposits. The monetary policies of the Federal Reserve Board have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future. In view of the recent changes in regulations affecting commercial banks and other actions and proposed actions by the federal government and its monetary and fiscal authorities, including proposed changes in the structure of banking in the United States, no prediction can be made as to future changes in interest rates, credit availability, deposit levels or the overall performance of banks generally or of Suffolk and its subsidiaries in particular.

                             STATISTICAL DISCLOSURE

ITEM 2. Properties

                                   Registrant

Suffolk as such has no physical properties. Office facilities of Suffolk are located at 6 West Second Street, Riverhead, New York.

                                      Bank

The Bank's main offices are also located at 6 West Second Street, Riverhead, New York, which the Bank owns in fee. The Bank owns a total of 15 buildings in fee and holds 16 buildings under lease agreements. The decision has been made to consolidate a number of offices housing central operations in a new facility on property already owned by the Bank in Riverhead, New York, in the interest of operational efficiency. The precise financial impact of such a facility has not yet been determined, although management anticipates that costs will exceed current run rates in the first years after construction. Otherwise, management believes that the physical facilities are suitable and adequate and at present are being fully utilized. Suffolk, however, evaluates future needs continuously and anticipates other changes in its facilities during the next several years.

ITEM 3. Legal Proceedings

There are no material legal proceedings, individually or in the aggregate, to which Suffolk or its subsidiaries are a party or of which any of the property is subject.

ITEM 4. Submission of Matters to a Vote of Security Holders

None.

                                     PART II

ITEM 5. Market for Registrant's Common Equity and Related Stockholder Matters

Pages 4 and 17 of this Annual Report to Shareholders for the fiscal year ended December 31, 2000. At December 31, 2000 there were approximately 1,900 equity holders of record of the Company's Common Stock.

ITEM 6. Selected Financial Data

Page 28 of this Annual Report to Shareholders for the fiscal year ended December 31, 2000.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Pages 5 - 14 of this Annual Report to Shareholders for the fiscal year ended December 31, 2000.

ITEM 8. Financial Statements and Supplementary Data

Pages 15 - 29 of this Annual Report to Shareholders for the fiscal year ended December 31, 2000.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

                                    PART III

ITEM 10. Directors and Executive Officers of the Registrant

Pages 2 - 6 of Registrant's Proxy Statement for its Annual Meeting of Shareholders to be held on April 10, 2001 is incorporated herein by reference.

                               Executive Officers

        NAME           AGE                POSITION                                  BUSINESS EXPERIENCE
        ----           ---                --------                                  -------------------
Thomas S. Kohlmann    54   President and Chief Executive Officer   Oct-99 - Present President, CEO, and Director, Suffolk Bancorp
                                                                   Oct-99 - Present President, CEO, and Director, SCNB
                                                                   Jan-98 - Oct-99  EVP, Suffolk Bancorp
                                                                   Jan-96 - Oct-99  EVP and Chief Lending Officer
                                                                   Feb-92 - Dec-95  SVP, SCNB
                                                                   1980   - Feb-92  Marine Midland Bank
                                                                   Employed by The Suffolk County National Bank since February 1992.

J. Gordon Huszagh     47       Executive Vice President and        Jan-99 - Present EVP and CFO, Suffolk Bancorp
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
                                                                   Employed by The Suffolk County National Bank since January 1983.

Victor F. Bozuhoski, Jr.  62   Executive Vice President    Jan-97 - Present EVP, Suffolk Bancorp
                                    Retail Banking         Jan-97 - Present EVP, Retail Banking, SCNB
                                                           Dec-88 - Dec-96  EVP and CFO, Suffolk Bancorp, SCNB
                                                           Dec-87 - Dec-88  EVP, Comptroller, and CFO, Suffolk Bancorp, SCNB
                                                           Dec-85 - Dec-87  SVP and Comptroller, Suffolk Bancorp, SCNB
                                                           Jan-78 - Dec-85  VP and Comptroller, SCNB
                                                           Employed by The Suffolk County National Bank since September 1965.

Augustus C. Weaver        58   Executive Vice President    Jan-98 - Present EVP, Suffolk Bancorp
                               Chief Information Officer   Jan-96 - Present EVP and Chief Information Officer, SCNB
                                                           Feb-87 - Dec-95  President, Island Computer Corporation of New York, Inc.
                                                           Feb-86 - Feb-87  Director of Data Processing and Corporate Planning
                                                                            Southland Frozen Food Corporation
                                                           Feb-62 - Feb-86  VP & Director of Operations, Long Island Savings Bank
                                                           Employed by The Suffolk County National Bank since January 1996.

Robert C. Dick            51     Executive Vice President  Apr-00 - Present EVP, Suffolk Bancorp
                                 Chief Lending Officer     Apr-00 - Present EVP and Chief Lending Officer, SCNB
                                                           Oct-99 - Apr-00  SVP and Chief Lending Officer, SCNB
                                                           Dec-88 - Oct-99  SVP, Commercial Loans, SCNB
                                                           Dec-82 - Apr-88  VP, Commercial Loans, SCNB
                                                           1965   - 1980    Security National Bank/Chemical Bank
                                                           Employed by The Suffolk County National Bank since January 1980.

ITEM 11. Executive Compensation

Pages 4 - 8 of Registrant's Proxy Statement for its Annual Meeting of Shareholders to be held on April 10, 2001 is incorporated herein by reference.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management

Pages 2, 6, 7, and 9 of Registrant's Proxy Statement for its Annual Meeting of Shareholders to be held on April 10, 2001 is incorporated herein by reference.

ITEM 13. Certain Relationships and Related Transactions

Page 8 of Registrant's Proxy Statement for its Annual Meeting of Shareholders to be held on April 10, 2001 is incorporated herein by reference.

                                     PART IV

ITEM 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

The following consolidated financial statements of the Registrant and Subsidiaries, and the accountant's report thereon, included on pages 15 through 30 inclusive.

   Financial Statements (Consolidated)
   Statements of Condition -- December 31, 2000 and 1999
   Statements of Income -- For the years ended December 31, 2000, 1999, and 1998 Statements of Changes in Stockholders' Equity -- For the years ended
   December 31, 2000, 1999, and 1998 Statements of Cash Flows -- For the years ended December 31, 2000, 1999, and 1998 Notes to Consolidated
   Financial Statements

                                    EXHIBITS

The following exhibits, which supplement this report, have been filed with the Securities and Exchange Commission. Suffolk Bancorp will furnish a copy of any or all of the following exhibits to any persons sending a request in writing to Secretary, Suffolk Bancorp, 6 West Second Street, Riverhead, New York 11901.

A. Certificate of Incorporation of Suffolk Bancorp (filed by incorporation by reference to Suffolk Bancorp's Form 10-K for the fiscal year ended December 31, 1999, filed March 10, 2000)

B. Bylaws of Suffolk Bancorp (filed by incorporation by reference to Suffolk Bancorp's Form 10-K for the fiscal year ended December 31, 1999, filed March 10, 2000)

C. Suffolk Bancorp 1995 Shareholder Rights Plan (filed by incorporation by reference to Suffolk Bancorp's Form 10-K for the fiscal year ended December 31, 1999, filed March 10, 2000)

D. Suffolk Bancorp 1999 Stock Option Plan (filed by incorporation by reference to Suffolk Bancorp's Form 10-K for the fiscal year ended December 31, 1999, filed March 10, 2000)

E. Suffolk Bancorp Form of Change-of-Control Employment Contract (filed by incorporation by reference to Suffolk Bancorp's Form 10-K for the fiscal year ended December 31, 1999, filed March 10, 2000)

                               Reports on Form 8-K

The following report was filed on Form 8-K for the three-month period ended December 31, 2000:

        November 28, 2000

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUFFOLK BANCORP
---------------
March 9, 2001
(Registrant)


By:   /s/  EDWARD J. MERZ
      ---------------------------------
           Edward J. Merz
           Chairman
           Director


By:   /s/  THOMAS S. KOHLMANN
      ---------------------------------
           Thomas S. Kohlmann
           President and
           Chief Executive Officer
           Director


By:   /s/  J. GORDON HUSZAGH
      ---------------------------------
           J. Gordon Huszagh
           Executive Vice President and
           Chief Financial Officer


By:   /s/  JOSEPH A. DEERKOSKI
      ---------------------------------
           Joseph A. Deerkoski
           Director


By:   /s/  HOWARD M. FINKELSTEIN
      ---------------------------------
           Howard M. Finkelstein
           Director


By:   /s/  EDGAR F. GOODALE
      ---------------------------------
           Edgar F. Goodale
           Director


By:   /s/  TERENCE X. MEYER
      ---------------------------------
           Terence X. Meyer
           Director


By:   /s/  SUSAN V.B. O'SHEA
      ---------------------------------
           Susan V.B. O'Shea
           Director


By:   /s/  J. DOUGLAS STARK
      ---------------------------------
           J. Douglas Stark
           Director


By:   /s/  PETER VAN DE WETERING
      ---------------------------------
           Peter Van de Wetering
           Director

                             SUFFOLK [LOGO] BANCORP


                                   Directors

                                 Edward J. Merz
                                    Chairman


             Bruce Collins                           Terence X. Meyer
                Retired                      Managing Partner, Meyer, Meyer,
                                              Metli & Keneally, Esqs. L.L.P.
          Joseph A. Deerkoski                          (attorneys)
     President, Neefus-Stype, Inc.
         (general insurance)                        Susan V. B. O'Shea
                                            Managing Partner, L.I. Commercial
         Howard M. Finkelstein                       Industrial Corp.
Partner, Smith, Finkelstein, Lundberg,           (commercial real estate)
    Isler & Yakaboski (attorneys)
                                                     J. Douglas Stark
           Edgar F. Goodale                 President, Stark Mobile Homes, Inc.
    President, Riverhead Building
             Supply Corp.                          Peter Van de Wetering
                                                President, Van de Wetering
          Thomas S. Kohlmann                        Greenhouses, Inc.
  President & Chief Executive Officer              (wholesale nursery)


                                    Officers

                               Thomas S. Kohlmann
                       President & Chief Executive Officer

                                J. Gordon Huszagh
               Executive Vice President & Chief Financial Officer

                            Victor F. Bozuhoski, Jr.
                            Executive Vice President

                                 Robert C. Dick
                            Executive Vice President

                               Augustus C. Weaver
                            Executive Vice President

                                Douglas Ian Shaw
                      Vice President & Corporate Secretary

                                 SUFFOLK COUNTY
                         [LOGO]  --------------
                                 NATIONAL BANK


DIRECTORS
Edward J. Merz
  Chairman of the Board
Bruce Collins
Joseph A. Deerkoski
Howard M. Finkelstein
Edgar F. Goodale
Thomas S. Kohlmann
Terence X. Meyer
Susan V. B. O'Shea
J. Douglas Stark
Peter Van de Wetering


EXECUTIVE OFFICERS
Thomas S. Kohlmann
  President &
  Chief Executive Officer
J. Gordon Huszagh
  Executive Vice President &
  Chief  Financial Officer
Victor F. Bozuhoski, Jr.
  Executive Vice President
  Retail Banking
Augustus C. Weaver
  Executive Vice President &
  Chief Information Officer
Robert C. Dick
  Executive Vice President &
  Chief Lending Officer

LOANS
Phillip D. Ammirato
  Senior Vice President
Lawrence Milius
  Senior Vice President
Peter M. Almasy
  Vice President
Joan Brigante
  Vice President
David T. De Vito
  Vice President
John Dunleavy
  Vice President
Robert T. Ellerkamp
  Vice President
John J. Reilly
  Vice President
Frederick J. Weinfurt
  Vice President

AUDIT LIAISON & SECURITY
Alexander B. Doroski
   Senior Vice President

COMPLIANCE
Jeanne P. Hamilton
    Senior Vice President

BRANCH ADMINISTRATION
Robert H. Militscher
  Senior Vice President &
  Branch Administrator
Richard J. Micallef
  Vice President
William K. Miller
  Vice President

Bohemia Office
Dean S. Kupinsky
  Vice President

Center Moriches Office
Thomas R. Columbus, Sr.
  Vice President

Cutchogue Office
Richard J. Noncarrow
  Vice President

East Hampton Pantigo Office
John McGregor
  Manager

East Hampton Village Office
Jill James
  Vice President

Hampton Bays Office
David Barczak
  Assistant Vice President

Mattituck Office
Janet V. Stewart
  Vice President

Medford Office
Paul E. Vaas
  Vice President

Miller Place Office
Michele Fenning
  Assistant Vice President

Montauk Harbor Office
Montauk Village Office
John Soyars
  Manager

Port Jefferson Office
Peter A. Poten
  Vice President

Riverhead, Ostrander
Avenue Office
Linda C. Zarro
  Vice President

Riverhead, Second Street Office
Barbara A. Scesny
  Regional Vice President

Sag Harbor Office
Jane P. Markowski
  Assistant Vice President

Sayville
Pamela Werner
  Manager

Shoreham Office
Wendy A. Stapon
  Manager

Smithtown Office
William K. Soriano
   Vice President

Southampton Office
Patricia Bolomey
  Vice President

Wading River Office
Anita Nigrel
  Regional Vice President

Water Mill Office
Joanne Goodwin
  Assistant Branch Manager

West Babylon Office
Charles F. Bivona
  Assistant Vice President

Westhampton Beach Office
Charles E. Johnson
  Vice President

TRUST
Dan A. Cicale
  Senior Vice President
  & Trust Officer
William C. Araneo
  Vice President
Lori E. Thompson
  Vice President

PRIVATE BANKING
Richard B. Smith
    Senior Vice President
Benjamin Mancuso
    Vice President
Margaret Lupardo
    Vice President

COMPTROLLER
William Cassara
  Vice President

CORPORATE SERVICES
Douglas Ian Shaw
  Vice President &
  Corporate Secretary

FACILITIES
Charles E. Anderson
  Manager

HUMAN RESOURCES
Pamela L. Palleschi
  Vice President
Richard Montenegro
  Vice President

DATA PROCESSING
Mark J. Drozd
  Senior Vice President

OPERATIONS
Dennis F. Orski
  Senior Vice President

MARKETING
Brenda B. Sujecki
  Vice President

                      Directory of Offices and Departments

                                                                                                               Area Code (631)
                          ON THE WEB AT:   WWW.SCNB.COM                                                   Telephone          FAX
----------------------------------------------------------------------------------------------------------------------------------
                       Executive Offices   322 Roanoke Avenue, Riverhead, N.Y. 11901                       727-3800       727-2638
    Audit Liaison, Compliance & Security   220 Roanoke Avenue, Riverhead, N.Y. 11901                       727-2855       727-9223
                          Bohemia Office   3880 Veterans Memorial Highway, Bohemia, N.Y. 11716             585-4477       585-4809
                   Branch Administration   6 West Second Street, Riverhead, N.Y. 11901                     727-3850       727-3873
Business and Professional Banking Center   260 Middle County Road, Smithtown, N.Y. 11787                   979-3400       979-3430
                  Center Moriches Office   502 Main Street, Center Moriches, N.Y. 11934                    878-8800       878-4431
                        Commercial Loans   244 Old Country Road, Riverhead, N.Y. 11901                     727-2701       727-5798
                                           3880 Veterans Memorial Highway, Bohemia, N.Y. 11716             580-0181       580-0183
                                           351 Pantigo Road, East Hampton, N.Y. 11937                      324-2502       324-6367
                                           137 West Broadway, Port Jefferson, N.Y. 11777                   642-1000       642-0200
                                           295 North Sea Road, Southampton, N.Y. 11968                     287-3104       287-3296
                              Compliance   322 Roanoke Avenue, Riverhead, N.Y. 11901                       727-3800       727-2638
                             Comptroller   206 Griffing Avenue, Riverhead, N.Y. 11901                      727-5270       369-2230
                          Consumer Loans   244 Old Country Road, Riverhead, N.Y. 11901                     727-7277       727-5521
  Corporate Services (Investor Relations)  206 Griffing Avenue, Riverhead, N.Y. 11901                      727-5667       727-3214
                        Cutchogue Office   31525 Main Road, Cutchogue, N.Y. 11935                          734-5050       734-7759
                         Data Processing   206 Griffing Avenue, Riverhead, N.Y. 11901                      727-5151       727-3499
             East Hampton Pantigo Office   351 Pantigo Road, East Hampton, N.Y. 11937                      324-2000       324-6367
             East Hampton Village Office   100 Park Place, East Hampton, N.Y. 11937                        324-3800       324-3863
                              Facilities   6 West Second Street, Riverhead, N.Y. 11901                     727-6782       208-0767
               Financial Planning Center   3880 Veterans Memorial Highway, Bohemia, N.Y. 11716             285-6600       285-6610
                     Hampton Bays Office   Montauk Highway, Hampton Bays, N.Y. 11946                       728-2700       728-8311
                         Human Resources   6 West Second Street, Riverhead, N.Y. 11901                     727-5377       727-3170
                    Information Services   206 Griffing Avenue, Riverhead, N.Y. 11901                      727-5151       369-5934
                               Marketing   220 Roanoke Avenue, Riverhead, N.Y. 11901                       727-2855       727-9223
                        Mattituck Office   10900 Main Road, Mattituck, N.Y. 11952                          298-9400       298-9188
                          Medford Office   2799 Route 112, Medford, N.Y. 11763                             758-1500       758-1509
                     Miller Place Office   74 Echo Avenue, Miller Place, N.Y. 11764                        474-8400       474-8510
                   Montauk Harbor Office   West Lake Drive, Montauk, N.Y. 11954                            668-4333       668-3643
                  Montauk Village Office   746 Montauk Highway, Montauk, N.Y. 11954                        668-5300       668-1214
                              Operations   206 Griffing Avenue, Riverhead, N.Y. 11901                      727-5151       369-5834
            Port Jefferson Harbor Office   135 West Broadway, Port Jefferson, N.Y. 11777                   474-7200       331-7806
           Port Jefferson Village Office   228 East Main Street, Port Jefferson, N.Y. 11777                473-7700       473-9406
                         Private Banking   3880 Veterans Memorial Highway, Bohemia, N.Y. 11716             585-6660       585-6398
              Residential Mortgage Loans   1149 Old Country Road, Riverhead, N.Y. 11901                    727-5000       369-2468
                          Retail Banking   322 Roanoke Avenue, Riverhead, N.Y. 11901                       727-3800       727-2638
      Riverhead, Ostrander Avenue Office   1201 Ostrander Avenue, Riverhead, N.Y. 11901                    727-6800       727-5095
         Riverhead, Second Street Office   6 West Second Street, Riverhead, N.Y. 11901                     727-2700       727-3210
                       Sag Harbor Office   17 Main Street, Sag Harbor, N.Y. 11963                          725-3000       725-4627
                         Sayville Office   161 North Main Street, Sayville, N.Y. 11782                     218-1600       218-9425
                         Shoreham Office   9926 Route 25A, Shoreham, N.Y. 11786                            744-4400       744-6743
                        Smithtown Office   260 Middle Country Road, Smithtown, N.Y. 11787                  979-3400       979-3430
                      Southampton Office   295 North Sea Road, Southampton, N.Y. 11968                     283-3800       287-3293
                     Wading River Office   2065 Wading River-Manor Rd., Wading River, N.Y. 11792           929-6300       929-6799
                       Water Mill Office   828 Montauk Highway, Water Mill, N.Y. 11976                     726-4500       726-7573
                     West Babylon Office   955 Little East Neck Road, West Babylon, N.Y. 11704             669-7300       669-5211
                Westhampton Beach Office   144 Sunset Ave., Westhampton Beach, N.Y. 11978                  288-4000       288-9252

[BACK PAGE PHOTO. CONTINUATION OF COVER PHOTO OF MOUNT SINAI HARBOR AND CEDAR BEACH]