Form 10-Q
period 2001-03-31
SUFFOLK BANCORP
filed 2001-05-11
CIK 754673

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549



                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended March 31, 2001

Commission file number 0-13580


                                 SUFFOLK BANCORP
             (exact name of registrant as specified in its charter)

            New York State                         11-2708279
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)


6 West Second Street, Riverhead, New York             11901
   (Address of Principal Executive                  (Zip Code)
              Offices)


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


        5,925,929 SHARES OF COMMON STOCK OUTSTANDING AS OF MARCH 31, 2001

                      This page left blank intentionally.

SUFFOLK BANCORP AND SUBSIDIARIES


Part I - Financial Information (unaudited)                                  page

         Consolidated Statements of Condition                                  4

         Consolidated Statements of Income, For the
          Three Months Ended March 31, 2001 and 2000                           5

         Statements of Cash Flows, For the Three Months
          Ended March 31, 2001 and 2000                                        6

         Notes to the Unaudited Consolidated Financial Statements              7

         Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                  7



Part II - Other Information                                                   11

         Signatures                                                           11


                        SUFFOLK BANCORP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CONDITION
    (unaudited, in thousands of dollars, except for share and per share data)

                                                                               March 31, 2001    December 31, 2000
                                                                               --------------    -----------------
ASSETS
Cash & Due From Banks                                                            $   59,541          $   69,584
Federal Funds Sold                                                                      --                3,700
Investment Securities:
   Available for Sale, at Fair Value                                                148,282             149,186
      U.S. Government Agency Obligations                                                --                  --
      Obligations of States & Political Subdivisions                                 12,992              13,317
      Corporate Bonds & Other Securities                                              3,468               3,468
                                                                                -----------         -----------
Total Investment Securities                                                         164,742             165,971

Total Loans                                                                         795,669             775,997
         Allowance for Possible Loan Losses                                           8,061               7,749
                                                                                -----------         -----------
Net Loans                                                                           787,608             768,248

Premises & Equipment, Net                                                            13,407              13,445
Other Real Estate Owned, Net                                                            --                  175
Accrued Interest Receivable, Net                                                      5,870               6,298
Excess of Cost Over Fair Value of Net Assets Acquired                                 1,086               1,176
Other Assets                                                                         22,912              20,983
                                                                                -----------         -----------
    TOTAL ASSETS                                                                 $1,055,166          $1,049,580
                                                                                ===========         ===========

LIABILITIES & STOCKHOLDERS' EQUITY
Demand Deposits                                                                  $  241,592             288,657
Savings, N.O.W.'s & Money Market Deposits                                           374,752             378,212
Time Certificates of $100,000 or more                                                26,513              23,175
Other Time Deposits                                                                 258,769             252,392
                                                                                -----------         -----------
     Total Deposits                                                                 901,626             942,436

Federal Home Loan Bank Borrowings/Fed Funds Purchased                                44,900                 --
Dividend Payable on Common Stock                                                      1,664               1,373
Accrued Interest Payable                                                              2,559               3,325
Other Liabilities                                                                    13,702              14,393
                                                                                -----------         -----------
    TOTAL LIABILITIES                                                               964,451             961,527
                                                                                -----------         -----------



STOCKHOLDERS' EQUITY
Common Stock (par value $2.50; 15,000,000 shares authorized; 5,925,929
    and 6,035,580 shares issued at March 31, 2001 and 2000, respectively)            19,033              19,026
Surplus                                                                              18,501              18,456
Treasury Stock at Par (1,687,091 and 1,574,840 shares, respectively)                 (4,218)             (4,126)
Undivided Profits                                                                    55,470              53,874
                                                                                -----------         -----------
                                                                                     88,786              87,230

Accumulated Other Comprehensive Income, Net of Tax                                    1,929                 823
                                                                                -----------         -----------
    TOTAL STOCKHOLDERS' EQUITY                                                       90,715              88,053

    TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                                    $ 1,055,166         $ 1,049,580
                                                                                ===========         ===========


                        SUFFOLK BANCORP AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
    (unaudited, in thousands of dollars, except for share and per share data)

                                                               For the Three Months Ended
                                                              March 31, 2001   March 31, 2000
                                                              --------------   --------------
INTEREST INCOME
Federal Funds Sold                                               $    12       $   124
United States Treasury Securities                                    398           419
Obligations of States & Political Subdivisions (tax exempt)          157           313
Mortgage-Backed Securities                                         1,445            --
U.S. Government Agency Obligations                                   545         1,671
Corporate Bonds & Other Securities                                    72            56
Loans                                                             17,264        15,764
                                                                 -------       -------
    Total Interest Income                                         19,893        18,347

INTEREST EXPENSE
Savings, N.O.W.'s & Money Market Deposits                          2,121         2,200
Time Certificates of $100,000 or more                                345           352
Other Time Deposits                                                3,632         3,018
Federal Funds Purchased                                               70           245
Interest on Other Borrowings                                         375            75
                                                                 -------       -------
   Total Interest Expense                                          6,543         5,890

    Net-interest Income                                           13,350        12,457
Provision for Possible Loan Losses                                   405           300
                                                                 -------       -------
  Net-interest Income After Provision for Possible Loan Losses    12,945        12,157

OTHER INCOME
Service Charges on Deposit Accounts                                1,281         1,182
Other Service Charges, Commissions & Fees                            311           282
Fiduciary Fees                                                       240           233
Other Operating Income                                               193           232
Net Gain on Sale of Securities                                       148            --
                                                                 -------       -------
    Total Other Income                                             2,173         1,929

OTHER EXPENSE
Salaries & Employee Benefits                                       4,654         4,491
Net Occupancy Expense                                                719           626
Equipment Expense                                                    562           637
Other Real Estate Expense                                             10             3
Other Operating Expense                                            1,983         2,208
                                                                 -------       -------
    Total Other Expense                                            7,928         7,965

Income Before Provision for Income Taxes                           7,190         6,121
Provision for Income Taxes                                         2,787         2,492
                                                                 -------       -------
NET INCOME                                                       $ 4,403         3,629
                                                                 =======       =======

                   Average: Common Shares Outstanding          5,950,470     6,049,206
                            Dilutive Stock Options                14,908         7,154
                                                               ----------    ---------
          Average Total Common Shares and Dilutive Options     5,965,378     6,056,360

EARNINGS PER COMMON SHARE                      Basic              $ 0.74        $ 0.60
                                             Diluted              $ 0.74        $ 0.60


          See accompanying notes to consolidated financial statements

                        SUFFOLK BANCORP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
      (unaudited, in thousands of dollars, except share and per share data)

                                                                            For the Three Months Ended
                                                                        March 31, 2001     March 31, 2000
                                                                        --------------     --------------
CASH FLOWS FROM OPERATING ACTIVITIES
NET INCOME                                                                 $  4,403          $  3,629

ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH
      Provision for Possible Loan Losses                                        405               300
      Depreciation & Amortization                                               486               494
      Amortization of Excess Cost Over Fair Value of Net Assets Acquired         90                90
      Accretion of Discounts                                                   (290)              (53)
      Amortization of Premiums                                                  105               205
      Decrease (Increase) in Accrued Interest Receivable                        428              (321)
      (Increase) Decrease in Other Assets                                    (1,931)              237
      Decrease in Accrued Interest Payable                                     (765)             (402)
      (Decrease) Increase in Other Liabilities                                 (400)              814
      Net Security Gains                                                       (148)              --
                                                                           --------          --------
        Net Cash Provided by Operating Activities                             2,383             4,993

CASH FLOWS FROM INVESTING ACTIVITIES
      Principal Payments on Investment Securities                               346               131
      Proceeds from Sale of Investment Securities, Available for Sale           715               --
      Maturities of Investment Securities; Available for Sale                 1,160               742
      Purchases of Investment Securities; Available for Sale                   (834)           (4,685)
      Maturities of Investment Securities; Held to Maturity                  25,000               --
      Purchases of Investment Securities; Held to Maturity                  (22,946)           (6,215)
      Loan Disbursements & Repayments, Net                                  (20,537)          (12,018)
      Purchases of Premises & Equipment, Net                                   (448)             (104)
      Disposition of Other Real Estate Owned                                    175               --
                                                                           --------          --------
        Net Cash Used in Investing Activities                               (17,369)          (22,149)

CASH FLOWS FROM FINANCING ACTIVITIES
      Net (Decrease) Increase in Deposit Accounts                           (40,810)           15,279
      Net Payments for Other Borrowings                                      44,900            15,800
      Dividends Paid to Shareholders                                         (1,664)           (1,273)
      Treasury Shares Acquired                                               (1,234)             (539)
      Stock Options Exercised                                                    51               --
                                                                           --------          --------
         Net Cash Provided by Financing Activities                            1,243            29,267

        Net (Decrease) Increase in Cash & Cash Equivalents                  (13,743)           12,111
           Cash & Cash Equivalents Beginning of Period                       73,284            53,452
                                                                           --------          --------
           Cash & Cash Equivalents End of Period                           $ 59,541          $ 65,563
                                                                           ========          ========

See accompanying notes to consolidated financial statements.

                        SUFFOLK BANCORP AND SUBSIDIARIES


            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1) General

     In the opinion of management, the accompanying unaudited consolidated financial statements of Suffolk Bancorp (Suffolk) and its consolidated subsidiaries have been prepared to reflect all adjustments (consisting solely of normally recurring accruals) necessary for a fair presentation of the financial condition and results of operations for the periods presented. Certain information and footnotes normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Notwithstanding, management believes that the disclosures are adequate to prevent the information from misleading the reader, particularly when the accompanying consolidated financial statements are read in conjunction with the audited consolidated financial statements and notes thereto included in the Registrant's annual report and on Form 10-K, for the year ended December 31, 2000.

     The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results of operations to be expected for the remainder of the year.


           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
            for the Three-Month Periods ended March 31, 2001 and 2000

Net Income

     Net income was $4,403,000 for the quarter, ahead 21.3 percent from $3,629,000 posted during the same period last year. Earnings per share for the quarter were $0.74 versus $0.60, a gain of 23.3 percent.

Interest Income

     Interest income was $19,893,000 for the first quarter of 2001, up 8.4 percent from $18,347,000 posted for the same quarter in 2000. Average net loans during the first quarter of 2001 totaled $770,283,000, compared to $718,721,000 for the same period of 2000. During the first quarter of 2001, the yield was
8.44 percent (taxable-equivalent) on average earning assets of $947,054,000 up from 8.28 percent on average earning assets of $894,044,000 during the first quarter of 2000. Increases in interest income were attributable primarily to increases in the volume of loans, and also to a change in the composition of the investment portfolio emphasizing high-quality higher-yielding collateralized mortgage obligations.

Interest Expense

     Interest expense for the first quarter of 2001 was $6,543,000, up 11.1 percent from $5,890,000 for the same period of 2000. Average deposits for the first quarter of 2001 were $886,988,000 up from $872,557,000 for the comparable period in 2000. Interest expense remained moderate as demand deposits comprised
26.8 percent of total deposits.

Net Interest Income

     Net interest income, net of the provision for possible loan losses, is the largest component of Suffolk's earnings. Net interest income for the first quarter of 2001 was $13,350,000, up 7.2 percent from $12,457,000 during the same period of 2000. The net interest margin for the quarter, on a fully taxable-equivalent basis, was 5.68 percent compared to 5.65 percent for the same period of 2000.

     The following table details the components of Suffolk's net interest income:

-------------------------------------------------------------------------------------------------------------------------------
March 31,                                                        2001                                    2000
-------------------------------------------------------------------------------------------------------------------------------
                                                        Average                   Average    Average                   Average
                                                        Balance    Interest        Rate      Balance     Interest        Rate
-------------------------------------------------------------------------------------------------------------------------------
INTEREST-EARNING ASSETS
-------------------------------------------------------------------------------------------------------------------------------
U.S. treasury securities                              $   29,536   $    406         5.50%   $   30,995   $    427        5.52%
Collateralized mortgage obligations                       82,646      1,445         6.99        62,949      1,129        7.17
Obligations of states and political subdivisions          12,628        239         7.56        30,133        476        6.31
U.S. govt. agency obligations                             39,730        545         5.48        38,791        542        5.59
Corporate bonds and other securities                       3,468         71         8.23         3,468         56        6.46
Federal funds sold and securities purchased
     under agreements to resell                              828         12         5.86         8,987        124        5.51
Loans, including non-accrual loans
  Commercial, financial  agricultural loans              140,097      3,212         9.17       128,829      3,016        9.37
  Commercial real estate mortgages                       157,483      3,502         8.89       156,398      3,439        8.80
  Real estate construction loans                          34,753        912        10.50        22,575        521        9.23
  Residential mortgages (1st and 2nd liens)               88,113      1,897         8.61        81,972      1,895        9.25
  Home equity loans                                       22,075        549         9.94        20,144        518       10.28
  Consumer loans                                         335,209      7,192         8.58       306,129      6,375        8.32
  Other loans (overdrafts)                                   488         --           --         2,674         --          --
------------------------------------------------------------------------------------------------------------------------------
Total interest-earning assets                         $  947,054   $ 19,982         8.44%   $  894,044   $ 18,518        8.28%
==============================================================================================================================
Cash and due from banks                               $   62,989                            $   60,527
Other non-interest-earning assets                         39,832                                45,733
------------------------------------------------------------------------------------------------------------------------------
Total assets                                          $1,049,875                            $1,000,304

------------------------------------------------------------------------------------------------------------------------------
INTEREST-BEARING LIABILITIES
------------------------------------------------------------------------------------------------------------------------------
Savings, N.O.W.'s and money market deposits           $  360,916   $  2,121         2.35%   $  372,750   $  2,200        2.36%
Time deposits                                            277,511      3,976         5.73       261,457      3,370        5.16
------------------------------------------------------------------------------------------------------------------------------
Total savings and time deposits                          638,427      6,097         3.82       634,207      5,570        3.51
Federal funds purchased and securities
     sold under agreement to repurchase                    6,182         70         4.52         5,043         75        5.94
Other borrowings                                          25,952        375         5.79        16,497        245        5.94
------------------------------------------------------------------------------------------------------------------------------
Total interest-bearing liabilities                    $  670,561   $  6,542         3.90%   $  655,747   $  5,890        3.59%
==============================================================================================================================

Rate spread                                                                         4.54%                                4.69%
Non-interest-bearing deposits                         $  248,561                            $  238,350
Other non-interest-bearing liabilities                    43,226                                29,899
------------------------------------------------------------------------------------------------------------------------------
Total liabilities                                     $  962,348                            $  923,996
Stockholders' equity                                      87,527                                76,308
------------------------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity            $1,049,875                            $1,000,304

Net-interest income (taxable-equivalent basis)
     and effective interest rate differential                      $ 13,440         5.68%                $ 12,628        5.65%
Less: taxable-equivalent basis adjustment                               (90)                                 (171)
------------------------------------------------------------------------------------------------------------------------------
Net-interest income                                                $ 13,350                              $ 12,457
==============================================================================================================================

Other Income

     Other income increased to $2,173,000 for the three months compared to $1,929,000 the previous year. Service charges on deposits were up 8.4 percent. Service charges, including commissions and fees other than for deposits, increased by 10.3 percent. Trust revenue was up 3.0 percent. Other operating income decreased by 16.8 percent. Net gains on the sale of securities amounted to $148,000.

Other Expense

     Other expense for the first quarter of 2001 was $7,928,000, down 0.5 percent from $7,965,000 for the comparable period in 2000. Employee compensation increased by 3.6 percent, net occupancy by 14.9 percent, equipment expense dropped by 11.8 percent, while other operating expense decreased by 10.2 percent.

Capital Resources

     Stockholders'  equity totaled $90,715,000 on March 31, 2001, an increase of
3.0 percent from $88,053,000 on December 31, 2000. The ratio of equity to assets was 8.6 percent at March 31, 2001 and 8.4 percent at December 31, 2000. The following table details amounts and ratios of Suffolk's regulatory capital:
(in thousands of dollars except ratios)

-------------------------------------------------------------------------------------------------------------------------
                                                                                           To be well capitalized
                                                                          For capital      under prompt corrective
                                                     Actual                adequacy          action provisions
                                               Amount      Ratio     Amount      Ratio     Amount         Ratio
-------------------------------------------------------------------------------------------------------------------------
As of March 31, 2001
Total capital (to risk-weighted assets)       $95,628     10.86%    $70,433      8.00%    $88,041         10.00%
Tier 1 capital (to risk-weighted assets)       87,567      9.95%     35,217      4.00%     52,825          6.00%
Tier 1 capital (to average assets)             87,567      8.34%     41,995      4.00%     52,494          5.00%
-------------------------------------------------------------------------------------------------------------------------
As of December 31, 2000

Total capital (to risk-weighted assets)       $93,676     10.93%    $68,540      8.00%    $85,675         10.00%
Tier 1 capital (to risk-weighted assets)       85,927     10.03%     34,270      4.00%     51,405          6.00%
Tier 1 capital (to average assets)             85,927      8.51%     40,407      4.00%     50,509          5.00%
=========================================================================================================================


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

The following table presents information about the allowance for possible loan losses: (in thousands of dollars except ratios)

-------------------------------------------------------------------------------------------------------------
                                                          For the         For the three months ended
                                                          last 12  March 31    Dec. 31   Sept. 30    June 30
                                                           months     2001      2000       2000       2000
-------------------------------------------------------------------------------------------------------------
Allowance for possible loan losses
  Beginning balance                                       7,382      7,749      7,676      7,527      7,382
   Total charge-offs                                        827        144        279        206        198
   Total recoveries                                         201         51         52         55         43
   Provision for possible loan losses                     1,305        405        300        300        300
-----------------------------------------------------------------------------------------------------------
  Ending  balance                                         8,061      8,061      7,749      7,676      7,527
===========================================================================================================
Coverage ratios
  Loans, net of discounts: average                      748,563    770,283    750,598    738,427    734,945
                                     at end of period   770,323    795,669    775,997    758,894    750,732
  Non-performing assets                                   2,586      2,686      2,700      2,685      2,273
  Non-performing assets/total loans (net of discount)      0.34%      0.34%      0.35%      0.35%      0.30%
  Net charge-offs/average net loans (annualized)           0.08%      0.05%      0.12%      0.08%      0.08%
  Allowance/non-accrual,  restructured, & OREO           301.04%    300.11%    287.00%    285.88%    331.15%
  Allowance for loan losses/net loans                      1.01%      1.01%      1.00%      1.01%      1.00%
------------------------------------------------------------------------------------------------------------

Market Risk

     Suffolk originates and invests in interest-earning assets and solicits interest-bearing deposit accounts. Suffolk's operations are subject to market risk resulting from fluctuations in interest rates to the extent that there is a difference between the amounts of interest-earning assets and interest-bearing liabilities that are prepaid, withdrawn, mature, or reprice in any given period of time. Suffolk's earnings or the net value of its portfolio (the present value of expected cash flows from liabilities) will change when interest rates change. The principal objective of Suffolk's asset/liability management program is to maximize net interest income while keeping risks acceptable. These risks include both the effect of changes in interest rates, and risks to liquidity. The program also provides guidance to management in funding Suffolk's investment in loans and securities. Suffolk's exposure to interest-rate risk has not changed substantially since December 31, 2000.

                                     PART II

Item 6.  Exhibits and Reports on Form 8-K.

None
                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           SUFFOLK BANCORP

Date: May 11, 2001                         /s/ Thomas S. Kohlmann
                                           -----------------------------
                                           Thomas S. Kohlmann
                                           President & Chief Executive Officer

Date: May 11, 2001                         /s/ J. Gordon Huszagh
                                           ------------------------------
                                           J. Gordon Huszagh
                                           Executive Vice President &
                                           Chief Financial Officer