Form 10-Q
period 2001-06-30
SUFFOLK BANCORP
filed 2001-08-14
CIK 754673

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549



                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended June 30, 2001

Commission file number 0-13580


                                 SUFFOLK BANCORP
             (exact name of registrant as specified in its charter)



        New York State                                           11-2708279
(State or other jurisdiction                                   I.R.S. Employer
of incorporation or organization)                            Identification No.)


6 West Second Street, Riverhead, New York                           11901
(Address of Principal Executive Offices                          (Zip Code)


       (Registrant's telephone number, including area code) (631) 727-5667


                                 NOT APPLICABLE
             (former name, former address and former fiscal year if
                           changed since last report)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_. No__.

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


        5,905,814 SHARES OF COMMON STOCK OUTSTANDING AS OF JUNE 30, 2001

                      This page left blank intentionally.

SUFFOLK BANCORP AND SUBSIDIARIES


Part I - Financial Information (unaudited)                                 page


         Consolidated Statements of Condition                                4

         Consolidated Statements of Income, For the
               Three Months Ended June 30, 2001 and 2000                     5

         Consolidated Statements of Income, For the
               Six Months Ended June 30, 2001 and 2000                       6

         Statements of Cash Flows, For the Six Months
               Ended June 30, 2001 and 2000                                  7

         Notes to the Unaudited Consolidated Financial
               Statements                                                    8

         Management's Discussion and Analysis of Financial
               Condition and Results of Operations                           9



Part II - Other Information                                                 11



         Signatures                                                         11

                        SUFFOLK BANCORP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CONDITION
     (unaudited, in thousands of dollars, except share and per share data)



                                                                      June 30, 2001   December 31, 2000
                                                                      -------------   -----------------
ASSETS
Cash & Due From Banks                                                  $    52,280       $    69,584
Federal Funds Sold                                                          44,300             3,700
Investment Securities:
   Available for Sale, at Fair Value                                       135,438           149,186
   Held to Maturity:
      Obligations of States & Political Subdivisions                         5,927            13,317
      Corporate Bonds & Other Securities                                     3,468             3,468
                                                                       -----------       -----------
Total Investment Securities                                                144,833           165,971

Total Loans                                                                796,974           775,997
         Less:  Allowance for Possible Loan Losses                           8,446             7,749
                                                                       -----------       -----------
Net Loans                                                                  788,528           768,248

Premises & Equipment, Net                                                   13,366            13,445
Other Real Estate Owned, Net                                                  --                 175
Accrued Interest Receivable, Net                                             5,621             6,298
Excess of Cost Over Fair Value of Net Assets Acquired                          995             1,176
Other Assets                                                                23,602            20,983
                                                                       -----------       -----------
    TOTAL ASSETS                                                         1,073,525         1,049,580
                                                                       ===========       ===========

LIABILITIES & STOCKHOLDERS' EQUITY
Demand Deposits                                                            276,831           288,657
Savings, N.O.W.'s & Money Market Deposits                                  392,935           378,212
Time Certificates of $100,000 or more                                       26,284            23,175
Other Time Deposits                                                        270,197           252,392
                                                                       -----------       -----------
     Total Deposits                                                        966,247           942,436

Dividend Payable on Common Stock                                             1,654             1,373
Accrued Interest Payable                                                     2,609             3,325
Other Liabilities                                                           11,572            14,393
                                                                       -----------       -----------
    TOTAL LIABILITIES                                                      982,082           961,527
                                                                       -----------       -----------



STOCKHOLDERS' EQUITY
Common Stock (par value $2.50; 15,000,000 shares authorized;
   5,905,814 and 5,959,964 shares outstanding at
   June 30, 2001 and December 31, 2000, respectively)                       19,112            19,026
Surplus                                                                     19,165            18,456
Treasury Stock at Par (1,739,106 and 1,650,456 shares, respectively)        (4,348)           (4,126)
Undivided Profits                                                           56,594            53,874
                                                                       -----------       -----------
                                                                            90,523            87,230

Accumulated Other Comprehensive Income, Net of Tax                             920               823
                                                                       -----------       -----------
    TOTAL STOCKHOLDERS' EQUITY                                              91,443            88,053

    TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                           $ 1,073,525       $ 1,049,580
                                                                       ===========       ===========

See accompanying notes to consolidated financial statements

                        SUFFOLK BANCORP AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
     (unaudited, in thousands of dollars, except share and per share data)


                                                                       For the Three Months Ended
                                                                     June 30, 2001     June 30, 2000
                                                                     -------------     -------------
INTEREST INCOME
Federal Funds Sold                                                        $   166          $    24
United States Treasury Securities                                             328              431
Obligations of States & Political Subdivisions (tax exempt)                   164              324
Mortgage-Backed Securities                                                  1,436            1,232
U.S. Government Agency Obligations                                            445              556
Corporate Bonds & Other Securities                                             56               71
Loans                                                                      17,378           16,379
                                                                       ----------        ---------
    Total Interest Income                                                  19,973           19,017

INTEREST EXPENSE
Savings, N.O.W.'s & Money Market Deposits                                   2,146            2,209
Time Certificates of $100,000 or more                                         380              315
Other Time Deposits                                                         3,669            3,134
Federal Funds Purchased                                                        28              116
Interest on Other Borrowings                                                  173              395
                                                                       ----------        ---------
   Total Interest Expense                                                   6,396            6,169

    Net-interest Income                                                    13,577           12,848
Provision for Possible Loan Losses                                            405              300
                                                                       ----------        ---------
  Net-interest Income After Provision for Possible Loan Losses             13,172           12,548

OTHER INCOME
Service Charges on Deposit Accounts                                         1,342            1,170
Other Service Charges, Commissions & Fees                                     381              370
Fiduciary Fees                                                                238              190
Other Operating Income                                                        248              111
Net Gain on Sale of Securities                                                247             --
                                                                       ----------        ---------
    Total Other Income                                                      2,456            1,841

OTHER EXPENSE
Salaries & Employee Benefits                                                4,320            4,326
Net Occupancy Expense                                                         711              620
Equipment Expense                                                             586              614
Other Real Estate Expense                                                    --                  3
Other Operating Expense                                                     2,062            2,058
                                                                       ----------        ---------
    Total Other Expense                                                     7,679            7,621

Income Before Provision for Income Taxes                                    7,949            6,768
Provision for Income Taxes                                                  3,121            2,693
                                                                       ----------        ---------
NET INCOME                                                                $ 4,828          $ 4,075
                                                                       ==========        =========


                          Average:  Common Shares Outstanding           5,910,147        6,010,506
                                          Dilutive Stock Options            8,461            6,924
                                                                       ----------        ---------
                 Average Total Common Shares and Dilutive Options       5,918,608        6,017,430

EARNINGS PER COMMON SHARE                             Basic                $ 0.82           $ 0.68
                                                      Diluted              $ 0.82           $ 0.68

See accompanying notes to consolidated financial statements.

                        SUFFOLK BANCORP AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
     (unaudited, in thousands of dollars, except share and per share data)

                                                                        For the Six Months Ended
                                                                     June 30, 2001     June 30, 2000
                                                                     -------------     -------------
INTEREST INCOME
Federal Funds Sold                                                       $   178              148
United States Treasury Securities                                            726              850
Obligations of States & Political Subdivisions (tax exempt)                  321              637
Mortgage-Backed Securities                                                 2,881            2,361
U.S. Government Agency Obligations                                           990            1,098
Corporate Bonds & Other Securities                                           128              127
Loans                                                                     34,642           32,143
                                                                         -------          -------
    Total Interest Income                                                 39,866           37,364

INTEREST EXPENSE
Savings, N.O.W.'s & Money Market Deposits                                  4,267            4,409
Time Certificates of $100,000 or more                                        725              667
Other Time Deposits                                                        7,301            6,152
Federal Funds Purchased                                                       98              191
Interest on Other Borrowings                                                 548              640
                                                                         -------          -------
   Total Interest Expense                                                 12,939           12,059

    Net-interest Income                                                   26,927           25,305
Provision for Possible Loan Losses                                           810              600
                                                                         -------          -------
  Net-interest Income After Provision                                     26,117           24,705

OTHER INCOME
Service Charges on Deposit Accounts                                        2,623            2,352
Other Service Charges, Commissions & Fees                                    692              652
Fiduciary Fees                                                               478              423
Other Operating Income                                                       441              343
Net Gain on Sale of Securities                                               395             --
                                                                         -------          -------
    Total Other Income                                                     4,629            3,770

OTHER EXPENSE
Salaries & Employee Benefits                                               8,974            8,817
Net Occupancy Expense                                                      1,430            1,246
Equipment Expense                                                          1,148            1,251
Other Real Estate Expense                                                     10                6
Other Operating Expense                                                    4,045            4,266
                                                                         -------          -------
    Total Other Expense                                                   15,607           15,586

Income Before Provision for Income Taxes                                  15,139           12,889
Provision for Income Taxes                                                 5,908            5,185
                                                                         -------          -------
NET INCOME                                                               $ 9,231          $ 7,704
                                                                         =======          =======

                          Average:  Common Shares Outstanding          5,930,197        6,029,856
                                          Dilutive Stock Options           6,951            7,042
                                                                      ----------        ---------
                 Average Total Common Shares and Dilutive Options      5,937,148        6,036,898

EARNINGS PER COMMON SHARE                             Basic               $ 1.56           $ 1.28
                                                      Diluted             $ 1.55           $ 1.28

See accompanying notes to consolidated financial statements.

                        SUFFOLK BANCORP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
     (unaudited, in thousands of dollars, except share and per share data)

                                                                                For the Six Months Ended
                                                                            June 30, 2001     June 30, 2000
                                                                            -------------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES

NET INCOME                                                                      $  9,231         $  7,704

ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH
      Provision for Possible Loan Losses                                             810              600
      Depreciation & Amortization                                                    992            1,018
      Amortization of Excess Cost Over Fair Value of Net Assets Acquired             181              181
      Accretion of Discounts                                                        (453)            (122)
      Amortization of Premiums                                                       218              363
      Decrease (Increase) in Accrued Interest Receivable                             677             (187)
      Decrease in Other Assets                                                    (2,620)          (1,424)
      Decrease in Accrued Interest Payable                                          (715)            (136)
      (Decrease) Increase in Other Liabilities                                    (2,821)              99
      Net Security Gains                                                            (395)            --
                                                                                --------         --------
        Net Cash Provided by Operating Activities                                  5,105            8,096

CASH FLOWS FROM INVESTING ACTIVITIES
      Principal Payments on Investment Securities                                  1,083              482
      Proceeds from Sale of Investment Securities, Available for Sale              1,005             --
      Maturities of Investment Securities; Available for Sale                      9,490           21,566
      Purchases of Investment Securities; Available for Sale                      (2,100)          (7,485)
      Maturities of Investment Securities; Held to Maturity                       79,899            6,000
      Purchases of Investment Securities; Held to Maturity                       (67,632)         (12,342)
      Loan Disbursements & Repayments, Net                                       (20,970)         (23,712)
      Purchases of Premises & Equipment, Net                                        (913)            (622)
      Disposition of Other Real Estate Owned                                         175             --
                                                                                --------         --------
        Net Cash Provided by (Used in) Investing Activities                           37          (16,113)

CASH FLOWS FROM FINANCING ACTIVITIES
      Net Increase in Deposit Accounts                                            23,811           43,519
      Net Proceeds from Other Borrowings                                            --              1,700
      Dividends Paid to Shareholders                                              (3,037)          (2,662)
      Treasury Shares Acquired                                                    (3,415)          (1,631)
      Stock Options Exercised                                                        795             --
                                                                                --------         --------
         Net Cash Provided by Financing Activities                                18,154           40,926

        Net Increase in Cash & Cash Equivalents                                   23,296           32,909
           Cash & Cash Equivalents Beginning of Period                            73,284           53,452
                                                                                --------         --------
           Cash & Cash Equivalents End of Period                                $ 96,580         $ 86,361
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

     The results of operations for the three months ended June 30, 2001 are not necessarily indicative of the results of operations to be expected for the remainder of the year.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
            for the Three-Month Periods ended June 30, 2001 and 2000

Net Income

     Net income was $4,828,000 for the quarter, ahead 18.5 percent from $4,075,000 posted during the same period last year. Earnings per share for the quarter were $0.82 versus $0.68, a gain of 20.6 percent.

Interest Income

     Interest income was $19,973,000 for the second quarter of 2001, up 5.0 percent from $19,017,000 posted for the same quarter in 2000. Average net loans during the second quarter of 2001 totaled $784,498,000, compared to $734,945,000 for the same period of 2000. During the second quarter of 2001, the yield was
8.39 percent (taxable-equivalent) on average earning assets of $956,401,000 down from 8.44 percent on average earning assets of $909,215,000 during the second quarter of 2000. Increases in interest income were attributable primarily to increases in the volume of loans, and also to a change in the composition of the investment portfolio emphasizing high-quality higher-yielding collateralized mortgage obligations.

Interest Expense

     Interest expense for the second quarter of 2001 was $6,396,000, up 3.7 percent from $6,169,000 for the same period of 2000. During the second quarter of 2001, the cost of funds was 3.80 percent (taxable-equivalent) on average interest-bearing liabilities of $672,784,000 up from 3.73 percent on average interest-bearing liabilities of $660,777,000 during the second quarter of 2000. Interest expense remained moderate as demand deposits comprised 28.6 percent of total deposits.

     Each of the Bank's demand deposit accounts has a related noninterest-bearing sweep account. The sole purpose of the sweep accounts is to reduce the noninterest-bearing reserve balances that the Bank is required to maintain with the Federal Reserve Bank, and thereby increase funds available for investment. Although the sweep accounts are classified as savings accounts for regulatory purposes, they are included in demand deposits in the accompanying consolidated statements of condition.

Net Interest Income

     Net interest income, net of the provision for possible loan losses, is the largest component of Suffolk's earnings. Net interest income for the second quarter of 2001 was $13,172,000, up 5.0 percent from $12,548,000 during the same period of 2000. The net interest margin for the quarter, on a fully taxable-equivalent basis, was 5.72 percent compared to 5.73 percent for the same period of 2000.

The following table details the components of Suffolk's net interest income on a taxable-equivalent basis: (dollars in thousands)

----------------------------------------------------------------------------------------------------------------------------
June 30,                                                       2001                                     2000
----------------------------------------------------------------------------------------------------------------------------
                                                   Average                 Average           Average            Average
                                                   Balance   Interest       Rate             Balance  Interest    Rate
----------------------------------------------------------------------------------------------------------------------------
INTEREST-EARNING ASSETS
----------------------------------------------------------------------------------------------------------------------------
U.S. treasury securities                        $   22,823   $    334         5.85%       $   31,320   $   440     5.62%
Collateralized mortgage obligations                 82,788      1,435         6.94            66,879     1,233     7.37
Obligations of states and political subdivisions    13,157        250         7.59            30,829       493     6.40
U.S. govt. agency obligations                       33,327        446         5.35            40,271       555     5.52
Corporate bonds and other securities                 3,468         57         6.57             3,468        71     8.17
Federal funds sold and securities purchased
     under agreements to resell                     16,340        166         4.06             1,503        24     6.44
Loans, including non-accrual loans
  Commercial, financial  agricultural loans        146,825      3,279         8.93           138,547     3,669    10.59
  Commercial real estate mortgages                 157,865      3,564         9.03           151,355     3,356     8.87
  Real estate construction loans                    30,799        840        10.92            30,042       753    10.03
  Residential mortgages (1st and 2nd liens)         90,003      1,948         8.66            84,565     1,897     8.97
  Home equity loans                                 23,029        495         8.60            20,033       504    10.06
  Consumer loans                                   333,623      7,251         8.69           309,723     6,200     8.01
  Other loans (overdrafts)                           2,354        --           --                680       --       --
----------------------------------------------------------------------------------------------------------------------------
Total interest-earning assets                   $  956,401   $ 20,065         8.39%       $  909,215   $19,195     8.44%
============================================================================================================================
Cash and due from banks                           $ 56,652                                $   62,371
Other non-interest-earning assets                   38,840                                    39,482
----------------------------------------------------------------------------------------------------------------------------
Total assets                                    $1,051,893                                $1,011,068

----------------------------------------------------------------------------------------------------------------------------
INTEREST-BEARING LIABILITIES
----------------------------------------------------------------------------------------------------------------------------
Savings, N.O.W.'s and money market deposits     $  365,229   $  2,146         2.35%       $  369,950   $ 2,208     2.39%
Time deposits                                      291,167      4,049         5.56           259,095     3,450     5.33
----------------------------------------------------------------------------------------------------------------------------
Total savings and time deposits                    656,396      6,195         3.78           629,045     5,658     3.60
Federal funds purchased and securities
     sold under agreement to repurchase              2,394         24         4.03             7,335       116     6.35
Other borrowings                                    13,994        177         5.05            24,397       395     6.47
----------------------------------------------------------------------------------------------------------------------------
Total interest-bearing liabilities              $  672,784   $  6,396         3.80%       $  660,777   $ 6,169     3.73 %
============================================================================================================================

Rate spread                                                                   4.59%                                4.71%
Non-interest-bearing deposits                   $  267,318                                $  247,658
Other non-interest-bearing liabilities              22,942                                    25,319
----------------------------------------------------------------------------------------------------------------------------
Total liabilities                               $  963,044                                $  933,754
Stockholders' equity                                88,849                                    77,314
----------------------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity      $1,051,893                                $1,011,068

Net-interest income (taxable-equivalent basis)
     and effective interest rate differential                $ 13,669         5.72%                    $13,026     5.73%
Less: taxable-equivalent basis adjustment                         (92)                                    (178)
----------------------------------------------------------------------------------------------------------------------------
Net-interest income                                          $ 13,577                                  $12,848
============================================================================================================================

Other Income

     Other income increased to $2,456,000 for the three months compared to $1,841,000 the previous year. Service charges on deposits were up 14.7 percent. Service charges, including commissions and fees other than for deposits, increased by 3.0 percent. Trust revenue was up 25.3 percent. Other operating income increased by 123.4 percent. Net gains on the sale of securities amounted to $247,000.

Other Expense

     Other expense for the second quarter of 2001 was $7,679,000, up 0.8 percent from $7,621,000 for the comparable period in 2000. Employee compensation decreased by 0.1 percent owing to a one-time recapture of employee benefits, net occupancy increased by 14.7 percent, equipment expense dropped by 4.6 percent, while other operating expense increased by 0.2 percent.

Capital Resources

     Stockholders'  equity totaled  $91,443,000 on June 30, 2001, an increase of
3.8 percent from $88,053,000 on December 31, 2000. The ratio of equity to assets was 8.5 percent at June 30, 2001 and 8.4 percent at December 31, 2000. The following table details amounts and ratios of Suffolk's regulatory capital: (in thousands of dollars except ratios)


-------------------------------------------------------------------------------------------------------------------------
                                                                                                   To be well capitalized
                                                                            For capital            under prompt corrective
                                                  Actual                      adequacy                action provisions
                                            Amount       Ratio           Amount       Ratio          Amount       Ratio
-------------------------------------------------------------------------------------------------------------------------
As of June 30, 2001

Total capital (to risk-weighted assets)   $ 97,838       10.87%        $ 71,994        8.00%       $ 89,993       10.00%
Tier 1 capital (to risk-weighted assets)    89,392        9.93%          35,997        4.00%         53,996        6.00%
Tier 1 capital (to average assets)          89,392        8.50%          42,076        4.00%         52,595        5.00%
-------------------------------------------------------------------------------------------------------------------------
As of December 31, 2000

Total capital (to risk-weighted assets)   $ 93,676       10.93%        $ 68,540        8.00%       $ 85,675       10.00%
Tier 1 capital (to risk-weighted assets)    85,927       10.03%          34,270        4.00%         51,405        6.00%
Tier 1 capital (to average assets)          85,927        8.51%          40,407        4.00%         50,509        5.00%
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

The following table presents information about the allowance for possible loan losses: (in thousands of dollars except ratios)

--------------------------------------------------------------------------------------------------------------------------
                                                             For the         For the three months ended
                                                             last 12      June 30     March 31      Dec. 31      Sept. 30
                                                              months         2001         2001         2000          2000
--------------------------------------------------------------------------------------------------------------------------
Allowance for possible loan losses
  Beginning balance                                            7,527        8,061        7,749        7,676         7,527
   Total charge-offs                                             831          202          144          279           206
   Total recoveries                                              340          182           51           52            55
   Provision for possible loan losses                          1,410          405          405          300           300
--------------------------------------------------------------------------------------------------------------------------
  Ending  balance                                              8,446        8,446        8,061        7,749         7,676
==========================================================================================================================
Coverage ratios
  Loans, net of discounts: average                           760,952      784,498      770,283      750,598       738,427
                           at end of period                  781,884      796,974      795,669      775,997       758,894
  Non-performing assets                                        2,662        2,578        2,686        2,700         2,685
  Non-performing assets/total loans (net of discount)          0.34%        0.32%        0.34%        0.35%         0.35%
  Net charge-offs/average net loans (annualized)               0.07%        0.01%        0.05%        0.12%         0.08%
  Allowance/non-accrual,  restructured, & OREO               300.15%      327.62%      300.11%      287.00%       285.88%
  Allowance for loan losses/net loans                          1.02%        1.06%        1.01%        1.00%         1.01%
--------------------------------------------------------------------------------------------------------------------------


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

                                       SUFFOLK BANCORP

Date: August 14, 2001                  /s/ Thomas S. Kohlmann
                                       -----------------------------
                                       Thomas S. Kohlmann
                                       President & Chief Executive Officer

Date: August 14, 2001                  /s/ J. Gordon Huszagh
                                       ------------------------------
                                       J. Gordon Huszagh
                                       Executive Vice President & Chief
                                       Financial Officer