Form 10-Q
period 2001-09-30
SUFFOLK BANCORP
filed 2001-11-14
CIK 754673

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended September 30, 2001

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No _____.

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      5,886,298 SHARES OF COMMON STOCK OUTSTANDING AS OF SEPTEMBER 30, 2001

                      This page left blank intentionally.

SUFFOLK BANCORP AND SUBSIDIARIES

Part I - Financial Information (unaudited)                                                      page

   Consolidated Statements of Condition                                                          4

   Consolidated Statements of Income, For the Three Months Ended September 30, 2001 and 2000     5

   Consolidated Statements of Income, For the Nine Months Ended September 30, 2001 and 2000      6

   Statements of Cash Flows, For the Nine Months Ended September 30, 2001 and 2000               7

   Notes to the Unaudited Consolidated Financial Statements                                      8

   Management's Discussion and Analysis of Financial Condition and Results of Operations         8


Part II - Other Information                                                                     11

   Signatures                                                                                   11

                        SUFFOLK BANCORP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CONDITION
     (unaudited, in thousands of dollars, except share and per share data)


                                                                        September 30, 2001   December 31, 2000
                                                                        ------------------   -----------------
ASSETS
Cash & Due From Banks                                                       $    47,239         $    69,584
Federal Funds Sold                                                               86,500               3,700
Investment Securities:
   Available for Sale, at Fair Value                                            168,210             149,186
   Held to Maturity:
      Obligations of States & Political Subdivisions                              8,353              13,317
      Corporate Bonds & Other Securities                                          1,850               3,468
                                                                            -----------         -----------
Total Investment Securities                                                     178,413             165,971

Total Loans                                                                     789,692             775,997
         Less:  Allowance for Possible Loan Losses                                8,750               7,749
                                                                            -----------         -----------
Net Loans                                                                       780,942             768,248

Premises & Equipment, Net                                                        13,201              13,445
Other Real Estate Owned, Net                                                       --                   175
Accrued Interest Receivable, Net                                                  5,511               6,298
Excess of Cost Over Fair Value of Net Assets Acquired                               905               1,176
Other Assets                                                                     22,144              20,983
                                                                            -----------         -----------
      TOTAL ASSETS                                                            1,134,855           1,049,580
                                                                            ===========         ===========

LIABILITIES & STOCKHOLDERS' EQUITY
Demand Deposits                                                                 277,533             288,657
Savings, N.O.W.'s & Money Market Deposits                                       418,708             378,212
Time Certificates of $100,000 or more                                            36,224              23,175
Other Time Deposits                                                             280,691             252,392
                                                                            -----------         -----------
      Total Deposits                                                          1,013,156             942,436

Dividend Payable on Common Stock                                                  1,649               1,373
Accrued Interest Payable                                                          2,765               3,325
Other Liabilities                                                                20,388              14,393
                                                                            -----------         -----------
      TOTAL LIABILITIES                                                       1,037,958             961,527
                                                                            -----------         -----------

STOCKHOLDERS' EQUITY
Common Stock (par value $2.50; 15,000,000 shares authorized;
   5,886,298 and 5,959,964 shares outstanding at
   September 30, 2001 and December 31, 2000, respectively)                       19,112              19,026
Surplus                                                                          19,165              18,456
Treasury Stock at Par (1,758,622 and 1,650,456 shares, respectively)             (4,396)             (4,126)
Undivided Profits                                                                58,857              53,874
                                                                            -----------         -----------
                                                                                 92,738              87,230

Accumulated Other Comprehensive Income, Net of Tax                                4,159                 823
                                                                            -----------         -----------
      TOTAL STOCKHOLDERS' EQUITY                                                 96,897              88,053

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                              $ 1,134,855         $ 1,049,580
                                                                            ===========         ===========


See accompanying notes to consolidated financial statements.

                        SUFFOLK BANCORP AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
     (unaudited, in thousands of dollars, except share and per share data)


                                                                         For the Three Months Ended
                                                                   September 30, 2001   September 30, 2000
                                                                   ------------------   ------------------
INTEREST INCOME
Federal Funds Sold                                                     $      663           $      134
United States Treasury Securities                                             224                  441
Obligations of States & Political Subdivisions (tax exempt)                    95                  174
Mortgage-Backed Securities                                                  1,436                1,233
U.S. Government Agency Obligations                                            603                  574
Corporate Bonds & Other Securities                                             36                   72
Loans                                                                      16,938               16,757
                                                                       ----------           ----------
   Total Interest Income                                                   19,995               19,385

INTEREST EXPENSE
Savings, N.O.W.'s & Money Market Deposits                                   2,311                2,283
Time Certificates of $100,000 or more                                         364                  377
Other Time Deposits                                                         3,310                3,353
Federal Funds Purchased                                                      --                     20
Interest on Other Borrowings                                                 --                     11
                                                                       ----------           ----------
   Total Interest Expense                                                   5,985                6,044

   Net-interest Income                                                     14,010               13,341
Provision for Possible Loan Losses                                            405                  300
                                                                       ----------           ----------
Net-interest Income After Provision for Possible Loan Losses               13,605               13,041

OTHER INCOME
Service Charges on Deposit Accounts                                         1,292                1,179
Other Service Charges, Commissions & Fees                                     505                  435
Fiduciary Fees                                                                250                  199
Other Operating Income                                                        310                  161
                                                                       ----------           ----------
   Total Other Income                                                       2,357                1,974

OTHER EXPENSE
Salaries & Employee Benefits                                                4,384                4,325
Net Occupancy Expense                                                         713                  686
Equipment Expense                                                             582                  571
Other Real Estate Expense                                                    --                      1
Other Operating Expense                                                     2,389                2,316
                                                                       ----------           ----------
   Total Other Expense                                                      8,068                7,899

Income Before Provision for Income Taxes                                    7,894                7,116
Provision for Income Taxes                                                  3,134                2,856
                                                                       ----------           ----------
NET INCOME                                                             $    4,760           $    4,260
                                                                       ==========           ==========

                                   Average: Common Shares Outstanding   5,899,810            5,995,064
                                               Dilutive Stock Options       9,317                8,221
                                                                       ----------           ----------
                     Average Total Common Shares and Dilutive Options   5,909,127            6,003,285

EARNINGS PER COMMON SHARE                                       Basic  $     0.81           $     0.71
                                                              Diluted  $     0.81           $     0.71


See accompanying notes to consolidated financial statements.

                        SUFFOLK BANCORP AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
     (unaudited, in thousands of dollars, except share and per share data)


                                                                        For the Nine Months Ended
                                                                  September 30, 2001   September 30, 2000
                                                                  ------------------   ------------------
INTEREST INCOME
Federal Funds Sold                                                    $      841                  282
United States Treasury Securities                                            950                1,291
Obligations of States & Political Subdivisions (tax exempt)                  416                  811
Mortgage-Backed Securities                                                 4,317                3,594
U.S. Government Agency Obligations                                         1,593                1,672
Corporate Bonds & Other Securities                                           164                  199
Loans                                                                     51,580               48,900
                                                                      ----------           ----------
   Total Interest Income                                                  59,861               56,749

INTEREST EXPENSE
Savings, N.O.W.'s & Money Market Deposits                                  6,578                6,692
Time Certificates of $100,000 or more                                      1,089                1,044
Other Time Deposits                                                       10,611                9,505
Federal Funds Purchased                                                       98                  211
Interest on Other Borrowings                                                 548                  651
                                                                      ----------           ----------
   Total Interest Expense                                                 18,924               18,103

   Net-interest Income                                                    40,937               38,646
Provision for Possible Loan Losses                                         1,215                  900
                                                                      ----------           ----------
   Net-interest Income After Provision                                    39,722               37,746

OTHER INCOME
Service Charges on Deposit Accounts                                        3,915                3,531
Other Service Charges, Commissions & Fees                                  1,197                1,087
Fiduciary Fees                                                               728                  622
Other Operating Income                                                       751                  504
Net Gain on Sale of Securities                                               395                 --
                                                                      ----------           ----------
   Total Other Income                                                      6,986                5,744

OTHER EXPENSE
Salaries & Employee Benefits                                              13,358               13,142
Net Occupancy Expense                                                      2,143                1,932
Equipment Expense                                                          1,730                1,822
Other Real Estate Expense                                                     10                    7
Other Operating Expense                                                    6,434                6,582
                                                                      ----------           ----------
   Total Other Expense                                                    23,675               23,485

Income Before Provision for Income Taxes                                  23,033               20,005
Provision for Income Taxes                                                 9,042                8,041
                                                                      ----------           ----------
NET INCOME                                                            $   13,991           $   11,964
                                                                      ==========           ==========

                                  Average: Common Shares Outstanding   5,919,957            6,018,174
                                              Dilutive Stock Options       7,874                7,458
                                                                      ----------           ----------
                    Average Total Common Shares and Dilutive Options   5,927,831            6,025,632

                                   EARNINGS PER COMMON SHARE   Basic  $     2.36           $     1.99
                                                             Diluted  $     2.36           $     1.99


See accompanying notes to consolidated financial statements.

                        SUFFOLK BANCORP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
     (unaudited, in thousands of dollars, except share and per share data)


                                                                                  For the Nine Months Ended
                                                                           September 30, 2001  September 30, 2000
                                                                           ------------------  ------------------
CASH FLOWS FROM OPERATING ACTIVITIES

NET INCOME                                                                     $  13,991            $ 11,964

ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH
  Provision for Possible Loan Losses                                               1,215                 900
  Depreciation & Amortization                                                      1,493               1,522
  Amortization of Excess Cost Over Fair Value of Net Assets Acquired                 271                 271
  Accretion of Discounts                                                            (501)               (188)
  Amortization of Premiums                                                           321                 477
  Decrease (Increase) in Accrued Interest Receivable                                 787                 (65)
  Increase in Other Assets                                                          (665)               (921)
  (Decrease) Increase in Accrued Interest Payable                                   (560)                453
  Increase in Other Liabilities                                                    3,577               1,439
  Net Security Gains                                                                (395)               --
                                                                               ---------            --------
    Net Cash Provided by Operating Activities                                     19,534              15,852

CASH FLOWS FROM INVESTING ACTIVITIES
  Principal Payments on Investment Securities                                      9,676               2,020
  Proceeds from Sale of Investment Securities, Available for Sale                  1,005                --
  Maturities of Investment Securities; Available for Sale                         11,708              24,909
  Purchases of Investment Securities; Available for Sale                          (5,125)            (14,760)
  Maturities of Investment Securities; Held to Maturity                           83,250               6,000
  Purchases of Investment Securities; Held to Maturity                          (106,908)            (12,342)
  Loan Disbursements & Repayments, Net                                           (14,125)            (32,732)
  Purchases of Premises & Equipment, Net                                          (1,249)               (963)
  Disposition of Other Real Estate Owned                                             175                --
                                                                               ---------            --------
    Net Cash Used in Investing Activities                                        (21,593)            (27,868)

CASH FLOWS FROM FINANCING ACTIVITIES
  Net Increase in Deposit Accounts                                                70,720              43,996
  Net Payments of Other Borrowings                                                  --               (13,500)
  Dividends Paid to Shareholders                                                  (4,688)             (4,043)
  Treasury Shares Acquired                                                        (4,313)             (1,631)
  Stock Options Exercised                                                            795                --
                                                                               ---------            --------
    Net Cash Provided by Financing Activities                                     62,514              24,822

    Net Increase in Cash & Cash Equivalents                                       60,455              12,806
      Cash & Cash Equivalents Beginning of Period                                 73,284              53,452
                                                                               ---------            --------
      Cash & Cash Equivalents End of Period                                    $ 133,739            $ 66,258
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

     The results of operations for the three months ended September 30, 2001 are not necessarily indicative of the results of operations to be expected for the remainder of the year.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
          for the Three-Month Periods ended September 30, 2001 and 2000

Net Income

     Net income was $4,760,000 for the quarter, ahead 11.7 percent from $4,260,000 posted during the same period last year. Earnings per share for the quarter were $0.81 versus $0.71, a gain of 14.1 percent.

Interest Income

     Interest income was $19,995,000 for the third quarter of 2001, up 3.1 percent from $19,385,000 posted for the same quarter in 2000. Average net loans during the third quarter of 2001 totaled $777,266,000 compared to $738,427,000 for the same period of 2000. During the third quarter of 2001, the yield was
7.99 percent (taxable-equivalent) on average earning assets of $1,004,103 down from 8.64 percent on average earning assets of $902,183,000 during the third quarter of 2000. Increases in interest income were attributable primarily to increases in the volume of loans, and also to a change in the composition of the investment portfolio emphasizing high-quality higher-yielding collateralized mortgage obligations.

Interest Expense

     Interest expense for the third quarter of 2001 was $5,985,000, down 1.0 percent from $6,044,000 for the same period of 2000. During the third quarter of 2001, the cost of funds was 3.42 percent (taxable-equivalent) on average interest-bearing liabilities of $699,044,000 down from 3.80 percent on average interest-bearing liabilities of $636,710,000 during the third quarter of 2000. Interest expense remained moderate as average demand deposits comprised 27.4 percent of total deposits.

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

Net Interest Income

     Net interest income, net of the provision for possible loan losses, is the largest component of Suffolk's earnings. Net interest income for the third quarter of 2001 was $13,605,000, up 4.3 percent from $13,041,000 during the same period of 2000. The net interest margin for the quarter, on a fully taxable-equivalent basis, was 5.60 percent compared to 5.96 percent for the same period of 2000.

The following table details the components of Suffolk's net interest income on a taxable-equivalent basis: (dollars in thousands)


------------------------------------------------------------------------------------------------------------------------------------
September 30,                                                         2001                                       2000
------------------------------------------------------------------------------------------------------------------------------------
                                                     Average                       Average     Average                       Average
                                                     Balance       Interest         Rate       Balance        Interest         Rate
------------------------------------------------------------------------------------------------------------------------------------
INTEREST-EARNING ASSETS
------------------------------------------------------------------------------------------------------------------------------------
U.S. treasury securities                           $   13,097     $      229        7.00%     $   31,013     $      449        5.79%
Collateralized mortgage obligations                    83,609          1,436        6.87          67,396          1,233        7.32
Obligations of states and political subdivisions        7,114            143        8.07          13,945            263        7.55
U.S. govt. agency obligations                          44,327            602        5.44          39,552            574        5.81
Corporate bonds and other securities                    2,267             36        6.31           3,468             72        8.34
Federal funds sold and securities purchased
  under agreements to resell                           76,423            664        3.47           8,382            135        6.42
Loans, including non-accrual loans
  Commercial, financial  agricultural loans           133,492          2,672        8.01         127,316          2,897        9.10
  Commercial real estate mortgages                    164,940          3,805        9.23         151,936          3,403        8.96
  Real estate construction loans                       25,043            673       10.76          31,708            819       10.33
  Residential mortgages (1st and 2nd liens)            92,412          1,963        8.49          86,581          1,871        8.64
  Home equity loans                                    25,378            482        7.59          19,370            522       10.78
  Consumer loans                                      335,449          7,344        8.76         321,196          7,245        9.02
  Other loans (overdrafts)                                552           --          --               320           --          --
------------------------------------------------------------------------------------------------------------------------------------
Total interest-earning assets                      $1,004,103     $   20,049        7.99%     $  902,183     $   19,483        8.64%
====================================================================================================================================
Cash and due from banks                            $   45,309                                 $   60,872
Other non-interest-earning assets                      39,207                                     41,253
------------------------------------------------------------------------------------------------------------------------------------
Total assets                                       $1,088,619                                 $1,004,308

------------------------------------------------------------------------------------------------------------------------------------
INTEREST-BEARING LIABILITIES
------------------------------------------------------------------------------------------------------------------------------------
Savings, N.O.W.'s and money market deposits        $  394,009     $    2,311        2.35%     $  369,532     $    2,283        2.47%
Time deposits                                         305,035          3,674        4.82         265,535          3,729        5.62
------------------------------------------------------------------------------------------------------------------------------------
Total savings and time deposits                       699,044          5,985        3.42         635,067          6,012        3.79
Federal funds purchased and securities
     sold under agreement to repurchase                  --             --          --             1,122             20        7.11
Other borrowings                                         --             --          --               521             12        8.85
------------------------------------------------------------------------------------------------------------------------------------
Total interest-bearing liabilities                 $  699,044     $    5,985        3.42%     $  636,710     $    6,044        3.80%
====================================================================================================================================

Rate spread                                                                         4.56%                                    4.84 %
Non-interest-bearing deposits                      $  274,848                                 $  256,843
Other non-interest-bearing liabilities                 23,309                                     30,254
------------------------------------------------------------------------------------------------------------------------------------
Total liabilities                                  $  997,201                                 $  923,807
Stockholders' equity                                   91,418                                     80,501
------------------------------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity         $1,088,619                                 $1,004,308

Net-interest income (taxable-equivalent basis)                    $   14,064        5.60%                    $   13,439        5.96%
     and effective interest rate differential
Less: taxable-equivalent basis adjustment                                (54)                                       (99)
------------------------------------------------------------------------------------------------------------------------------------
Net-interest income                                               $   14,010                                 $   13,340
====================================================================================================================================

Other Income

     Other income increased to $2,357,000 for the three months compared to $1,974,000 the previous year. Service charges on deposits were up 9.6 percent. Service charges, including commissions and fees other than for deposits, increased by 16.1 percent. Trust revenue was up 25.6 percent. Other operating income increased by 92.5 percent.

Other Expense

     Other expense for the third quarter of 2001 was $8,068,000, up 2.1 percent from $7,899,000 for the comparable period in 2000. Employee compensation increased by 1.4 percent, net occupancy increased by 3.9 percent, equipment expense increased by 1.9 percent, while other operating expense increased by 3.2 percent.

Capital Resources

     Stockholders' equity totaled $96,897,000 on September 30, 2001, an increase of 10.0 percent from $88,053,000 on December 31, 2000. The ratio of equity to assets was 8.5 percent at September 30, 2001 and 8.4 percent at December 31, 2000. The following table details amounts and ratios of Suffolk's regulatory capital:

(in thousands of dollars except ratios)
---------------------------------------------------------------------------------------------------------------------------------
                                                                                                          To be well capitalized
                                                                                    For capital           under prompt corrective
                                                             Actual                   adequacy               action provisions
                                                      Amount       Ratio         Amount       Ratio         Amount        Ratio
---------------------------------------------------------------------------------------------------------------------------------
As of  September 30, 2001

Total capital (to risk-weighted assets)              $ 100,451     11.90%       $ 67,502       8.00%       $ 84,378       10.00%
Tier 1 capital (to risk-weighted assets)                91,701     10.87%         33,751       4.00%         50,627        6.00%
Tier 1 capital (to average assets)                      91,701      8.43%         43,503       4.00%         54,379        5.00%
---------------------------------------------------------------------------------------------------------------------------------
As of December 31, 2000

Total capital (to risk-weighted assets)               $ 93,676     10.93%       $ 68,540       8.00%       $ 85,675       10.00%
Tier 1 capital (to risk-weighted assets)                85,927     10.03%         34,270       4.00%         51,405        6.00%
Tier 1 capital (to average assets)                      85,927      8.51%         40,407       4.00%         50,509        5.00%
=================================================================================================================================

Effect of the Events of September 11, 2001

     Suffolk Bancorp's operations were not affected directly by the attacks on New York, Washington, D.C., and Pennsylvania on September 11, 2001 in any material way. However, the long-term effects of these events cannot be foreseen accurately at this time. Factors affecting Suffolk Bancorp include particularly, but are not limited to, changes in interest rates, increases or decreases in retail and commercial economic activity in Suffolk's market area, and variations in the ability and propensity of consumers and businesses to borrow, repay, or deposit money, or to use other banking and financial services. Each is subject to a variety of uncertainties that could cause future results to vary materially from Suffolk's historical performance, or from current expectations.

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

The following table presents information about the allowance for possible loan losses: (in thousands of dollars except ratios)

----------------------------------------------------------------------------------------------------------------------------------
                                                                   For the                    For the three months ended
                                                                   last 12      Sept 30       June 30       March 31      Dec. 31
                                                                   months         2001          2001          2001          2000
----------------------------------------------------------------------------------------------------------------------------------
Allowance for possible loan losses
  Beginning balance                                                  7,676        8,446         8,061         7,749         7,676
   Total charge-offs                                                   794          169           202           144           279
   Total recoveries                                                    353           68           182            51            52
   Provision for possible loan losses                                1,515          405           405           405           300
----------------------------------------------------------------------------------------------------------------------------------
  Ending  balance                                                    8,750        8,750         8,446         8,061         7,749
==================================================================================================================================
Coverage ratios
  Loans, net of discounts: average                                 770,661      777,266       784,498       770,283       750,598
                           at end of period                        789,583      789,692       796,974       795,669       775,997
  Non-performing assets                                              2,564        2,290         2,578         2,686         2,700
  Non-performing assets/total loans (net of discount)                 0.32%        0.29%         0.32%         0.34%         0.35%
  Net charge-offs/average net loans (annualized)                      0.06%        0.05%         0.01%         0.05%         0.12%
  Allowance/non-accrual,  restructured, & OREO                      324.21%      382.10%       327.62%       300.11%       287.00%
  Allowance for loan losses/net loans                                 1.04%        1.11%         1.06%         1.01%         1.00%
----------------------------------------------------------------------------------------------------------------------------------

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

                                             SUFFOLK BANCORP

Date: November 14, 2001                      /s/ Thomas S. Kohlmann
                                             -----------------------------
                                             Thomas S. Kohlmann
                                             President & Chief Executive Officer

Date: November 14, 2001                      /s/ J. Gordon Huszagh
                                             ------------------------------
                                             J. Gordon Huszagh
                                             Executive Vice President &
                                             Chief Financial Officer