Form 10-K
period 2001-12-31
SUFFOLK BANCORP
filed 2002-03-08
CIK 754673

[PHOTO]

[PHOTO]

On The Cover
Port Jefferson Harbor

In 1682, a settler named John Roe built a house at the water's edge in an area once called "Drowned Meadow." In 1797, the port started to develop into a center of shipbuilding. In 1835, it acquired its current name, Port Jefferson, in memory and in honor of the nation's second president, Thomas Jefferson. In 1852, Port Jefferson was designated as an official port of entry, and reached its zenith during the great age of whaling. In the first half of the twentieth century, it declined, but a group of investors including the impresario P. T. Barnum founded a steamship line with service to Connecticut that operates to this day. One of the ferries can be seen approaching its slip on the front cover of this report. In recent years, "Port Jeff" has prospered as a destination for the region's tourists. SCNB maintains two offices in this historic village.

Corporate Profile..............................................................1
Financial Highlights...........................................................1
To Our Shareholders............................................................2
Price Range of Common Stock and Dividends......................................4
Summary of Selected Financial Data.............................................4
Management's Discussion and Analysis of Financial
Condition and Results of Operations............................................5
Suffolk's Business.............................................................5
General Economic Conditions....................................................5
Results of Operations..........................................................5
Net Income.....................................................................5
Net Interest Income............................................................5
Average Assets, Liabilities, and Stockholders' Equity,
Rate Spread, and Effective Interest Rate Differential..........................6
Analysis of Changes in Net Interest Income.....................................7
Interest Income................................................................7
Investment Securities..........................................................7
Loan Portfolio.................................................................8
Non-Performing Loans...........................................................9
Summary of Loan Losses and Allowance for Possible Loan Losses..................9
Interest Expense..............................................................10
Deposits......................................................................10
Short-Term Borrowings.........................................................11
Other Income..................................................................11
Other Expense.................................................................11
Interest Rate Sensitivity.....................................................11
Market Risk...................................................................12
Interest Rate Risk............................................................12
Asset/Liability Management & Liquidity........................................13
Capital Resources.............................................................13
Risk-Based Capital and Leverage Guidelines....................................14
Discussion of New Accounting Pronouncements...................................14
Business Risks and Uncertainties..............................................14
Consolidated Statements of Condition..........................................15
Consolidated Statements of Income.............................................16
Consolidated Statements of Changes in Stockholders' Equity....................17
Consolidated Statements of Cash Flows.........................................18
Notes to Consolidated Financial Statements....................................19
Report of Independent Public Accountants......................................30
Report of Management..........................................................30
Annual Report on Form 10-K....................................................31
Directors and Officers-- Suffolk Bancorp......................................39
Directors and Officers-- The Suffolk County National Bank.....................40
Directory of Offices and Departments...........................Inside Back Cover

                                                               Corporate Profile

     Suffolk Bancorp does commercial banking through its wholly owned subsidiary, The Suffolk County National Bank. "SCNB" is a full-service, nationally chartered commercial bank. Organized in 1890, SCNB is the second largest independent commercial bank headquartered on Long Island. Most of SCNB's revenue comes from net interest income, and the remainder from charges for a variety of services. SCNB has built a good reputation for personal, attentive service, resulting in a loyal and growing clientele. SCNB operates 28 full-service offices throughout Suffolk County, New York.

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

                                                            Financial Highlights


         (dollars in thousands, except ratios, share, and per-share information)
-----------------------------------------------------------------------------------------------------------------------
                                                          December 31,                  2001                 2000
-----------------------------------------------------------------------------------------------------------------------
     EARNINGS FOR THE YEAR                                  Net income           $    18,685          $    16,232
                                                   Net interest income                55,223               52,505
                                                  Net income-per-share                  1.58                 1.35
                                              Cash dividends-per-share                  0.56                 0.46
-----------------------------------------------------------------------------------------------------------------------
     BALANCES AT YEAR END                                       Assets           $ 1,164,947          $ 1,049,580
                                                             Net loans               787,285              768,248
                                                 Investment securities               254,620              165,971
                                                              Deposits             1,051,712              942,436
                                                                Equity                96,837               88,053
                                                    Shares outstanding            11,770,596           11,919,928
                                           Book value per common share           $      8.23          $      7.39
-----------------------------------------------------------------------------------------------------------------------
     RATIOS                                   Return on average equity                 20.55%               20.42%
                                              Return on average assets                  1.73                 1.60
                                      Average equity to average assets                  8.41                 7.86
                               Net interest margin (taxable-equivalent)                 5.62                 5.84
                                                      Efficiency ratio                 49.88                53.04
                                  Net charge-offs to average net loans                  0.06                 0.10
-----------------------------------------------------------------------------------------------------------------------

                         Suffolk Bancorp Annual Meeting

                        Tuesday, April 9, 2002, 1:00 P.M.
                                    East Wind
                                    Route 25A
                             Wading River, New York

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

Dear Shareholder:


The year 2001 was another successful year for Suffolk Bancorp and for its wholly owned subsidiary, The Suffolk County National Bank.

Net income and earnings-per-share were the highest in the company's 112-year history. Net income was $18,685,000, up 15.1 percent from last year. Earnings-per-share were $1.58 compared to $1.35, an increase of 17.0 percent. Net interest income increased by 5.2 percent to $55,223,000 from $52,505,000. Income other than from interest increased by 22.6 percent, to $9,548,000 from $7,788,000. Expense other than for interest increased by only 1.0 percent, to $32,307,000 from $31,977,000, Our efficiency ratio improved to 49.88 percent from 53.04 percent. Return on assets increased to 1.73 percent from 1.60 percent. Finally, our return on average common equity increased to 20.55 percent from 20.42 percent, placing Suffolk among the best performing companies in our industry.

Our balance sheet evolved during the year. Assets at year-end totaled $1,164,947,000 compared to $1,049,580,000, up 11.0 percent. Shareholders' equity was $96,837,000, up 10.0 percent from $88,053,000. Book value-per-share was $8.23, up 11.4 percent from $7.39 the previous year. Dividends-per-share were $0.56, increasing 21.7 percent from $0.46. Average net loans increased by 5.6 percent, to $776,936,000 from $735,721,000. Investment securities increased by
53.4 percent, to $254,620,000 from $165,971,000. Average deposits increased by
7.8 percent, to $954,854,000 from $885,625,000.

The past year has been extraordinary in ways that would have been inconceivable when I sat down at this time last year to write to you. The attacks of September 11, 2001 were unlike any in living memory, reaching, as they did, into the very heart of America. They brought economic activity to a momentary halt, first in shock, and then as citizens tried to assess their effect on the economy. At the same time, it became apparent that the United States was already in its first recession after almost a decade of unprecedented economic expansion. And in just a year, the Federal Reserve Board cut target rates no less than eleven times in an attempt to restart the economy.

At Suffolk, we reacted to events cautiously, but decisively. The primary effects on our business were an increase in liquidity as a result of investors' "flight to quality," resulting in an increase of 20 percent in savings deposits; a pause in consumer loan growth as loan amortization accelerated and automobile manufacturers offered zero percent financing; a pause in commercial loan growth as businessmen became more conservative borrowers; and compression of our net interest margin by 22 basis points from the prior year as interest rates fell and savings deposits increased. Our response has been to redeploy funds in a laddered series of high-quality collateralized mortgage obligations and agency paper, resulting in a 53 percent increase in the investment portfolio, year over year. This investment will provide substantially greater returns until loan demand recovers.

Asset quality remains strong, with non-performing assets down 22.1 percent, and coverage in the allowance for possible loan losses at 448 percent. Suffolk continues to lend within its service area, to customers it knows and understands, underwriting to conservative standards.

Strategy: Keep it simple! Execute it well!

In the weeks while we have been preparing this report, the media have been full of stories about companies that undertake complex transactions that investors -- and sometimes even their own management -- don't fully understand.

By contrast, here at Suffolk, our business plan is simple and straightforward. We stick to it year in and year out, modifying it only in response to new opportunities. Everybody in our organization can understand it, and it keeps us focused on a few clear goals.

The most fundamental is to maximize profitability and to minimize risk. As bankers, the way we do this is simply to run our bank better than the competition, to the greater satisfaction of our customers and employees. This builds our reputation in the communities we serve.

The key is to provide personal service that is better, frankly, than what is available from many of the money-center and regional banks that maintain branch offices in the area we serve. We operate in a number of communities and we do best in them when we establish ourselves as a significant part of that community, both in terms of visibility and civic involvement. Of course, we have stayed with the times. As the business changes, the composition of our own portfolio has evolved and certainly the services that we offer have evolved. For example, these days, we offer Internet banking and loan payment services that are the equal of any available. But we try to make the customers' experience the same as it has been right along: personal, efficient, and reliable, offering service that builds real relationships.

We do best in a few well-defined settings.

First are well-established "Main Street" communities. Here, we grow by word of mouth, and achieve percentages of market share well into the double digits. Our offices in the traditional markets on eastern Long Island operate on this model.

The second is in growing communities that are currently under-served by other banking institutions. Here we can distinguish ourselves by being the first on the block and the most attentive to customers' needs as they settle into their new homes. Our new office in Manorville, a rapidly growing residential community, will be the first to open in that area, and typifies how we respond to this kind of opportunity.

Finally, in the past several years, we have developed an emphasis on the business and professional sector. We find that we cannot be all things to all people in the way that a large money-center bank can, so we focus on a niche that we can serve better than anybody else. We find that there are a number of busy and successful businesspeople and professionals who find real value in a financial institution that offers them a full range of services, from retail loans, commercial loans, and commercial real-estate financing to commercial and personal deposits; to trust and investment services including estate planning, small and medium-sized pension plans, KEOGH's, IRA's, trust accounts both self-directed and under management; and on to a wide range of investments available through our affiliates. Our new office in Hauppauge as well as our business-banking office in Smithtown cater to this market. Our newly reorganized Trust and Investment Division, which includes our Private Banking staff, is now centrally located in Bohemia and provides essential support to this part of our business. Over the past year, our income from this line of business grew by 37 percent!

Our Priority at Suffolk Bancorp: To maintain current and future profitability!

It's just that simple. We will not grow just to gain market share or simply to have the largest number of branches in town. We feel that our first obligation is to our shareholders, so we want to be as sure as possible that any investments we make with your money will provide a return that is comparable to the returns that we've been providing over time. This was our commitment last year, it still is, and it will be tomorrow, next year, and beyond.

Our success requires a disciplined approach to the business, generating revenue and limiting expense. We try to do a lot of small things right. It is an incremental process, and it helps us make the most of our opportunities.

Please take some time to read "Management's Discussion and Analysis," which starts on page 5. It will help you understand how we run your company.


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

------------------------------------------------------------------------------------------------------------------------------------
2001                     High              Low        Dividends    2000                      High             Low        Dividends
------------------------------------------------------------------------------------------------------------------------------------
First Quarter         $ 18.13          $ 15.13           $ 0.14    First Quarter          $ 14.50         $ 12.88          $ 0.115
Second Quarter          25.13            17.25           $ 0.14    Second Quarter           13.88           12.82          $ 0.115
Third Quarter           24.48            21.05           $ 0.14    Third Quarter            14.38           13.50          $ 0.115
Fourth Quarter          29.13            21.13           $ 0.14    Fourth Quarter           15.69           13.50          $ 0.115
------------------------------------------------------------------------------------------------------------------------------------

At February 1, 2002, there were 1,879 equity holders of record and approximately 1,536 beneficial shareholders of the Company's common stock.

                       SUMMARY OF SELECTED FINANCIAL DATA

FIVE-YEAR SUMMARY: (dollars in thousands except per-share amounts)
--------------------------------------------------------------------------------------------------------------------------------
For the years                                                   2001           2000           1999           1998           1997
--------------------------------------------------------------------------------------------------------------------------------
Interest income                                          $    79,565    $    76,853    $    67,908    $    65,874    $    64,129
Interest expense                                              24,342         24,348         21,121         21,464         20,970
--------------------------------------------------------------------------------------------------------------------------------
Net interest income                                           55,223         52,505         46,787         44,410         43,159
Provision for possible loan losses                             1,544          1,200          1,070            900          1,059
--------------------------------------------------------------------------------------------------------------------------------
Net interest income after provision                           53,679         51,305         45,717         43,510         42,100
Other income                                                   9,548          7,788          6,771          8,148          7,646
Other expense                                                 32,307         31,977         30,789         31,200         30,303
--------------------------------------------------------------------------------------------------------------------------------
Income before income taxes                                    30,920         27,116         21,699         20,458         19,443
Provision for income taxes                                    12,235         10,884          8,570          8,555          8,141
--------------------------------------------------------------------------------------------------------------------------------
Net Income                                               $    18,685    $    16,232    $    13,129    $    11,903    $    11,302
================================================================================================================================
BALANCE AT DECEMBER 31:
Federal funds sold                                       $    17,600    $     3,700    $      --      $    17,800    $    18,500
Investment securities -- available for sale                  241,061        149,186        132,484        129,348        120,878
Investment securities -- held to maturity                     13,559         16,785         32,886         21,853         26,048
--------------------------------------------------------------------------------------------------------------------------------
Total investment securities                                  254,620        165,971        165,370        151,201        146,926
Net loans                                                    787,285        768,248        720,255        640,565        604,864
Total assets                                               1,164,947      1,049,580        980,799        909,432        864,913
Total deposits                                             1,051,712        942,436        877,303        826,564        777,595
Other borrowings                                                --             --           13,500           --             --
Stockholders' equity                                     $    96,837    $    88,053    $    77,334    $    71,846    $    65,140
--------------------------------------------------------------------------------------------------------------------------------
SELECTED FINANCIAL RATIOS:
Performance:
Return on average equity                                       20.55%         20.42%         17.91%         17.66%         16.96%
Return on average assets                                        1.73           1.60           1.41           1.37           1.37
Net interest margin (taxable-equivalent)                        5.62           5.84           5.66           5.77           5.84
Efficiency ratio                                               49.88          53.04          57.49          59.36          59.65
Average equity to average assets                                8.41           7.86           7.87           7.77           8.05
Dividend pay-out ratio                                         33.89          33.41          37.48          36.87          38.34
Asset quality:
Non-performing assets to total loans (net of discount)          0.25           0.35           0.22           0.34           0.59
Non-performing assets to total assets                           0.17           0.26           0.16           0.24           0.41
Allowance to non-performing assets                            448.42         287.00         451.55         319.33         182.29
Allowance to loans, net of discount                             1.11           1.00           1.00           1.07           1.07
Net charge-offs to average net loans                            0.06           0.10           0.11           0.08           0.11
--------------------------------------------------------------------------------------------------------------------------------
PER-SHARE DATA:
Net income (basic)                                              1.58           1.35           1.08          0.975          0.895
Cash dividends                                                  0.56           0.46           0.42           0.36          0.345
Book value at year-end                                          8.23           7.39           6.39           5.91           5.35
Highest market value                                           29.13          15.69          14.50          17.63          16.50
Lowest market value                                            15.13          12.82          11.44           9.94           9.57
Average shares outstanding                                11,822,452     12,015,912     12,137,556     12,189,652     12,612,598
--------------------------------------------------------------------------------------------------------------------------------
Number of full-time-equivalent employees at year-end             381            388            389            391            378
Number of branch offices at year-end                              26             26             26             26             25
Number of automatic teller machines                               20             20             18             18             16
================================================================================================================================

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

The discussion that follows analyzes Suffolk Bancorp's ("Suffolk") operations for each of the past three years and its financial condition as of December 31, 2001 and 2000, respectively. Selected tabular data are presented for each of the past five years.

                               Suffolk's Business

Nearly all of Suffolk's business is to provide banking services to its commercial and retail customers in Suffolk County, on Long Island, New York. Suffolk is a one-bank holding company. Its banking subsidiary, The Suffolk County National Bank (the "Bank"), operates 28 full-service offices in Suffolk County, New York. It offers a full line of domestic, retail, and commercial banking services, and trust services. The Bank's primary lending area includes all of Suffolk County, New York. The Bank also makes loans for automobiles in Nassau County, New York. The Bank serves as an indirect lender to the customers of many automobile dealers. The Bank also lends to small manufacturers, wholesalers, builders, farmers, and retailers, and finances dealers' inventory. The Bank makes loans secured by real estate, including residential mortgages, of which most are sold to investors; real estate construction loans; and loans that are secured by commercial real estate and float with the prime rate, or that have relatively short terms and are retained in the Bank's portfolio. The Bank offers both fixed and floating rate second mortgage loans with a variety of plans for repayment.

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

                           General Economic Conditions

The economy on Long Island was stagnant during 2001, but slowed after the attacks of September 11, 2001. Shortly after, interest rates reached 40-year lows. Volatility and decreases in the share prices in the stock market continued from the previous year, reaching a low after the attacks, but rebounding somewhat by year-end. Demand for finance, information, transportation, and tourism leveled off, and there were more layoffs resulting from corporate consolidations and downsizing, as well as economic contraction nationwide. Long Island has a highly educated and skilled work force and a diverse industrial base. It is adjacent to New York City, one of the world's largest centers of distribution and a magnet for finance and culture. The island's economic cycles vary from those of the national economy. In general, Long Island's economy seems to have been more stable than the national economy during the fourth quarter, although reliable and accurate data are difficult to develop.

                              Results of Operations

                                   Net Income

Net income was $18,685,000, compared to $16,232,000 last year and $13,129,000 in 1999. These figures represent increases of 15.1 percent and 23.6 percent, respectively. Basic earnings-per-share were $1.58, compared to $1.35 last year and $1.08 in 1999.

                               Net Interest Income

Net interest income during 2001 was $55,223,000, up 5.2 percent from $52,505,000, which was up 12.2 percent from $46,787,000 in 2000 and 1999, respectively. Net interest income is the most important part of the net income of Suffolk. The effective interest rate differential, on a taxable-equivalent basis, was 5.62 percent in 2001, 5.84 percent during 2000, and 5.66 percent in 1999. Average rates on average interest-earning assets decreased to 8.08 percent in 2001 from 8.52 percent in 2000, which increased from 8.19 percent in 1999. Average rates on average interest-bearing liabilities decreased to 3.50 percent in 2001, from 3.75 percent in 2000, which increased from 3.47 percent in 1999. The interest rate differential decreased slightly in 2001 from 2000 and increased in 2000 from 1999. Demand deposits remained a significant source of funds as a percentage of total liabilities.

               Average Assets, Liabilities, Stockholders' Equity,
                                  Rate Spread,
                    and Effective Interest Rate Differential
                         (on a taxable-equivalent basis)

The following table illustrates the average composition of Suffolk's statements of condition. It presents an analysis of net interest income on a taxable-equivalent basis, listing each major category of interest-earning assets and interest-bearing liabilities, as well as other assets and liabilities:
(dollars in thousands)

------------------------------------------------------------------------------------------------------------------------------------
Year ended December 31,                                            2001                                        2000
------------------------------------------------------------------------------------------------------------------------------------
                                                      Average                 Average            Average                    Average
                                                      Balance    Interest       Rate             Balance     Interest         Rate
------------------------------------------------------------------------------------------------------------------------------------
INTEREST-EARNING ASSETS
------------------------------------------------------------------------------------------------------------------------------------
U.S. Treasury securities                          $    18,769    $  1,113        5.93%        $    31,104    $  1,776         5.71%
Collateralized mortgage obligations                    93,778       6,245        6.66              67,445       4,888         7.25
Obligations of states & political subdivisions         11,149         805        7.22              22,331       1,494         6.69
U.S. government agency obligations                     42,717       2,245        5.26              40,281       2,243         5.57
Corporate bonds & other securities                      2,757         183        6.64               4,440         285         6.42
Federal funds sold & securities purchased              42,644       1,261        2.96               7,166         424         5.92
     under agreements to resell
Loans, including non-accrual loans                $   776,936      68,009        8.75         $   735,721      66,289         9.01
------------------------------------------------------------------------------------------------------------------------------------
Total interest-earning assets                     $   988,750    $ 79,861        8.08%        $   908,488    $ 77,399         8.52%
====================================================================================================================================
Cash & due from banks                             $    52,873                                 $    60,389
Other non-interest-earning assets                      39,419                                      42,965
------------------------------------------------------------------------------------------------------------------------------------
Total assets                                      $ 1,081,042                                  $1,011,842

------------------------------------------------------------------------------------------------------------------------------------
INTEREST-BEARING LIABILITIES
------------------------------------------------------------------------------------------------------------------------------------
Saving, N.O.W. & money market deposits            $   387,893    $  8,492        2.19%        $   370,555    $  8,998         2.43%
Time deposits                                         296,281      15,203        5.13             264,415      14,460         5.47
------------------------------------------------------------------------------------------------------------------------------------
Total savings & time deposits                         684,174      23,695        3.46             634,970      23,458         3.69
Federal funds purchased & securities                    2,129          98        4.60               3,773         239         6.33
     sold under agreements to repurchase
Other borrowings                                        9,888         548        5.54              10,299         651         6.32
------------------------------------------------------------------------------------------------------------------------------------
Total interest-bearing liabilities                $   696,191    $ 24,341        3.50%        $   649,042    $ 24,348         3.75%
====================================================================================================================================

Rate spread                                                                      4.59%                                        4.77%
Non-interest-bearing deposits                     $   270,530                                 $   250,655
Other non-interest-bearing liabilities                 23,386                                      32,642
------------------------------------------------------------------------------------------------------------------------------------
Total liabilities                                 $   990,107                                 $   932,339
Stockholders' equity                                   90,935                                      79,503
------------------------------------------------------------------------------------------------------------------------------------
Total liabilities & stockholders' equity          $ 1,081,042                                 $ 1,011,842

Net interest income (taxable-equivalent basis)                   $ 55,520        5.62%                       $ 53,051         5.84%
     & effective interest rate differential
Less: taxable-equivalent basis adjustment                            (297)                                       (546)
------------------------------------------------------------------------------------------------------------------------------------
Net interest income                                              $ 55,223                                    $ 52,505
====================================================================================================================================

---------------------------------------------------------------------------------------------
Year ended December 31,                                              1999
---------------------------------------------------------------------------------------------
                                                          Average                    Average
                                                          Balance    Interest         Rate
---------------------------------------------------------------------------------------------
INTEREST-EARNING ASSETS
---------------------------------------------------------------------------------------------
U.S. Treasury securities                                $  47,033    $  2,570         5.47%
Collateralized mortgage obligations                        42,644       2,236         5.24
Obligations of states & political subdivisions             17,592       1,120         6.36
U.S. government agency obligations                         27,375       1,849         6.75
Corporate bonds & other securities                          3,358         225         6.70
Federal funds sold & securities purchased                  19,318         977         5.06
     under agreements to resell
Loans, including non-accrual loans                        676,810      59,364         8.77
---------------------------------------------------------------------------------------------
Total interest-earning assets                           $ 834,130    $ 68,341         8.19%
=============================================================================================
Cash & due from banks                                   $  58,744
Other non-interest-earning assets                          37,999
---------------------------------------------------------------------------------------------
Total assets                                            $ 930,873

---------------------------------------------------------------------------------------------
INTEREST-BEARING LIABILITIES
---------------------------------------------------------------------------------------------
Saving, N.O.W. & money market deposits                  $ 347,817    $  7,939         2.28%
Time deposits                                             255,911      12,926         5.05
---------------------------------------------------------------------------------------------
Total savings & time deposits                             603,728      20,865         3.46
Federal funds purchased & securities                        4,173         205         4.91
     sold under agreements to repurchase
Other borrowings                                            1,188          51         4.29
---------------------------------------------------------------------------------------------
Total interest-bearing liabilities                      $ 609,089    $ 21,121         3.47%
=============================================================================================

Rate spread                                                                           4.72%
Non-interest-bearing deposits                           $ 231,447
Other non-interest-bearing liabilities                     17,037
---------------------------------------------------------------------------------------------
Total liabilities                                       $ 857,573
Stockholders' equity                                       73,300
---------------------------------------------------------------------------------------------
Total liabilities & stockholders' equity                $ 930,873

Net interest income (taxable-equivalent basis)                       $ 47,220         5.66%
     & effective interest rate differential
Less: taxable-equivalent basis adjustment                                (433)
---------------------------------------------------------------------------------------------
Net interest income                                                  $ 46,787
=============================================================================================

Interest income on a taxable-equivalent basis includes the additional amount of interest income that would have been earned if Suffolk's investment in nontaxable U. S. Treasury securities and state and municipal obligations had been subject to New York State and federal income taxes yielding the same after-tax income. The rate used for this adjustment was approximately 34 percent for federal income taxes and 9 percent for New York State income taxes for all periods. For each of the years 2001, 2000, and 1999, $1.00 of nontaxable income from obligations of states and political subdivisions equates to fully taxable income of $1.52. In addition, in 2001, 2000, and 1999, $1.00 of nontaxable income on U. S. Treasury securities equates to $1.02 of fully taxable income. The amortization of loan fees is included in interest income.

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

------------------------------------------------------------------------------------------------------------------------------------
                                                                    In 2001 over 2000                 In 2000 over 1999
                                                                      Changes Due to                    Changes Due to
                                                                   Volume       Rate    Net Change   Volume      Rate    Net Change
------------------------------------------------------------------------------------------------------------------------------------
INTEREST-EARNING ASSETS
------------------------------------------------------------------------------------------------------------------------------------
U.S. Treasury securities                                           $  (729)   $    66    $  (663)   $  (905)   $   111    $  (794)
Collateralized mortgage obligations                                  1,780       (424)     1,356      1,600      1,052      2,652
Obligations of states & political subdivisions                        (799)       110       (689)       315         59        374
U.S. government agency obligations                                     132       (130)         2        761       (367)       394
Corporate bonds & other securities                                    (111)        10       (101)        70        (10)        60
Federal funds sold  & securities purchased                           1,145       (308)       837       (697)       144       (553)
     under agreement to resell
Loans, including non-accrual loans                                   3,644     (1,924)     1,720      5,274      1,651      6,925
------------------------------------------------------------------------------------------------------------------------------------
Total interest-earning assets                                      $ 5,062    $(2,600)   $ 2,462    $ 6,418    $ 2,640    $ 9,058
------------------------------------------------------------------------------------------------------------------------------------
INTEREST-BEARING LIABILITIES
------------------------------------------------------------------------------------------------------------------------------------
Saving, N.O.W., & money market deposits                            $   408    $  (914)   $  (506)   $   537    $   522    $ 1,059
Time deposits                                                        1,672       (928)       744        440      1,094      1,534
Federal funds purchased & securities                                   (87)       (54)      (141)       (21)        55         34
  sold under agreements to repurchase
Other borrowings                                                       (25)       (79)      (104)       484        116        600
------------------------------------------------------------------------------------------------------------------------------------
Total interest-bearing liabilities                                 $ 1,968    $(1,975)   $    (7)   $ 1,440    $ 1,787    $ 3,227
------------------------------------------------------------------------------------------------------------------------------------
    Net change in net interest income (taxable-equivalent basis)   $ 3,094    $  (625)   $ 2,469    $ 4,978    $   853    $ 5,831
====================================================================================================================================

                                 Interest Income

Interest income increased to $79,565,000 in 2001, from $76,853,000 in 2000 and $67,908,000 in 1999, increases of 3.5 and 13.2 percent, respectively.

                              Investment Securities

Average investment in U. S. Treasury securities decreased to $18,769,000 from $31,104,000 in 2000, and $47,033,000 in 1999, a decrease of 39.7 and 33.9 percent, respectively. These balances decreased as funds were shifted into collateralized mortgage obligations ("CMO's") as the spread between Treasury and non-Treasury yields widened during the period. Average balances of CMO's increased to $93,778,000 in 2001 from $67,445,000 in 2000, and $42,644,000 in
1999. U. S. Treasury, U. S. government agency, collateralized mortgage obligations, and municipal securities provide collateral for various liabilities to municipal depositors. Securities are Suffolk's primary source of liquidity. The following table summarizes Suffolk's investment securities available for sale and held to maturity as of the dates indicated: (in thousands)

--------------------------------------------------------------------------------------------------------------
December 31,                                                         2001              2000             1999
--------------------------------------------------------------------------------------------------------------
Investment securities available for sale, at fair value:
      U.S. Treasury securities                                  $   9,805        $   31,194        $  31,060
      U.S. government agency debt securities                       48,970            34,926           38,930
      Collateralized mortgage obligations agency issues           148,327            60,334           46,443
      Collateralized mortgage obligations private issues           23,309            21,715           16,050
      Mortgage-backed securities                                    9,364               --               --
      Equity securities                                               --              1,017              --
      Obligations of states & political subdivisions                1,286               --               --
--------------------------------------------------------------------------------------------------------------
           Total investment securities available for sale         241,061           149,186          132,484
--------------------------------------------------------------------------------------------------------------
Investment securities held to maturity:
      Obligations of states & political subdivisions               11,709            13,317           27,835
      U.S. government agency obligations                              --                --             1,583
      Corporate bonds & other securities                            1,850             3,468            3,468
--------------------------------------------------------------------------------------------------------------
           Total investment securities held to maturity            13,559            16,785           32,886
--------------------------------------------------------------------------------------------------------------
           Total investment securities                          $ 254,620         $ 165,971        $ 165,370
==============================================================================================================
Fair value of investment securities held to maturity            $  13,872         $  17,218        $  32,723
Unrealized gains                                                      388               434               21
Unrealized losses                                                      75                 1              184
==============================================================================================================

The amortized cost, maturities, and approximate weighted average yields, on a taxable-equivalent basis, at December 31, 2001 are as follows: (in thousands)

-------------------------------------------------------------------------------------------------------------
                                                                Available for Sale
-------------------------------------------------------------------------------------------------------------
                                                                   U.S.                     Obligations of
                                    U.S. Treasury             Govt. Agency                States & Political
                                      Securities                   Debt                      Subdivisions
-------------------------------------------------------------------------------------------------------------
                                        Fair                      Fair                      Fair
Maturity (in years)                     Value     Yield          Value     Yield           Value     Yield
-------------------------------------------------------------------------------------------------------------
Within 1                               $ 6,095     6.81%        $   --                    $  --        --
After 1 but within 5                     3,710     5.87             --                       --        --
After 5 but within 10                      --       --            22,642    5.20%            --        --
After 10                                   --       --            26,328    5.75            1,286     4.90%
Other securities                           --       --              --        --              --       --
-------------------------------------------------------------------------------------------------------------
Subtotal                               $ 9,805     6.45%        $ 48,970    5.50%         $ 1,286     4.90%
Collateralized mortgage obligations
Mortgage-backed securities
-------------------------------------------------------------------------------------------------------------
Total                                  $ 9,805     6.45%        $ 48,970    5.50%         $ 1,286     4.90%
=============================================================================================================

---------------------------------------------------------------------------------------------------------------
                                                       Held to Maturity
---------------------------------------------------------------------------------------------------------------
                                             Obligations of           Corporate Bonds
                                          States & Political                 &
                                              Subdivisions           Other Securities
---------------------------------------------------------------------------------------------------------------
                                           Amortized                Amortized
Maturity (in years)                           Cost     Yield           Cost      Yield       Total      Yield
---------------------------------------------------------------------------------------------------------------
Within 1                                    $  6,591    2.58%         $  --        --       $12,686     4.61%
After 1 but within 5                             175    2.81             --        --       $ 3,885     5.73
After 5 but within 10                            185    5.47             --        --       $22,827     5.20
After 10                                       4,758    5.49             --        --       $32,372     5.68
Other securities                                 --      --            1,850                $ 1,850        -
---------------------------------------------------------------------------------------------------------------
Subtotal                                    $ 11,709    3.81%         $1,850                $73,620     5.21%
Collateralized mortgage obligations                                                         171,636     6.14
Mortgage-backed securities                                                                    9,364     6.44
---------------------------------------------------------------------------------------------------------------
Total                                       $ 11,709    3.81%         $1,850                254,620     5.88%
===============================================================================================================

As a member of the Federal Reserve System, the Bank owns Federal Reserve Bank stock with a book value of $638,000. Being an equity investment, the stock has no maturity. There is no public market for this investment. The last dividend was 6.00 percent.

As a member of the Federal Home Loan Bank of New York, the Bank owns Federal Home Loan Bank of New York stock with a book value of $1,112,000. Being an equity investment, the stock has no maturity. There is no public market for this investment. The last declared dividend was 4.39 percent.

                                 Loan Portfolio

Loans, net of unearned discounts but before the allowance for possible loan losses, totaled $796,110,000.

Consumer loans are the largest component of Suffolk's loan portfolio. Net of unearned discounts, they totaled $334,849,000 at the end of 2001, down 0.2 percent from $335,679,000 at the year-end 2000. Consumer loans include primarily indirect, dealer-generated automobile loans. Competition among commercial banks and with captive finance companies of automobile manufacturers has reduced yields. Commercial real estate mortgages closed the year at $173,092,000, up 9.2 percent from $158,443,000 last year. Commercial and industrial loans followed at $133,076,000, down 0.3 percent from $133,524,000 at the end of 2000. As commerce on Long Island stagnated, primarily commercial mortgages, and to a lesser extent, commercial loans offered continuing opportunity, although competition forced concessions on rates in order to maintain the quality of Suffolk's commercial portfolio. These loans are made to small local businesses throughout Suffolk County. Loan balances are seasonal, particularly in the Hamptons where retail inventories rise in the spring and fall by autumn.

The remaining, significant components of the loan portfolio are residential mortgages at $95,424,000, up 6.8 percent from $89,337,000; home equity loans at $31,699,000, up 45.2 percent from $21,824,000; and construction loans at $27,365,000, down 20.4 percent from $34,393,000.

The following table categorizes total loans (net of unearned discounts) at December 31: (in thousands)

--------------------------------------------------------------------------------------------------
                                               2001       2000       1999       1998       1997
--------------------------------------------------------------------------------------------------
Commercial, financial & agricultural loans   $133,076   $133,524   $131,429   $123,463   $111,575
Commercial real estate mortgages              173,092    158,443    162,321    128,923    127,994
Real estate -- construction loans              27,365     34,393     17,956     12,500      9,823
Residential mortgages (1st and 2nd liens)      95,424     89,337     82,411     73,754     67,061
Home equity loans                              31,699     21,824     20,834     21,980     26,201
Consumer loans                                334,849    335,679    309,653    284,697    266,244
Lease finance                                    --         --         --         --            7
Other loans                                       605      2,797      2,921      2,203      2,483
--------------------------------------------------------------------------------------------------
Total loans (net of unearned discounts)      $796,110   $775,997   $727,525   $647,520   $611,388
==================================================================================================

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

The following table shows non-accrual, past due, and restructured loans at December 31: (in thousands)

--------------------------------------------------------------------------------------
                                              2001     2000     1999     1998     1997
--------------------------------------------------------------------------------------
Loans accruing but past due contractually
           90 days or more                  $1,505   $  949   $1,741   $2,168   $1,941
Loans not accruing interest                  1,912    2,469    1,132    1,546    2,491
Restructured loans                              56       56      275      291      426
--------------------------------------------------------------------------------------
Total                                       $3,473   $3,474   $3,148   $4,005   $4,858
======================================================================================

Interest on loans that are restructured or are no longer accruing interest would have amounted to about $214,000 for 2001 under the contractual terms of those loans. Suffolk records the payment of interest on such loans as a reduction of principal. Interest income recognized on restructured and non-accrual loans was immaterial for the years 2001, 2000, and 1999. Suffolk has a formal procedure for internal credit review to more precisely identify risk and exposure in the loan portfolio.

          Summary of Loan Losses and Allowance for Possible Loan Losses

The allowance for possible loan losses is determined by continuous analysis of the loan portfolio. That analysis includes changes in the size and composition of the portfolio, historical loan losses, industry-wide losses, current and anticipated economic trends, and details about individual loans. It also includes estimates of the actual value of collateral and other possible sources of repayment. There can be no assurance that the allowance is, in fact, adequate. When a loan, in full or in part, is deemed uncollectible, it is charged against the allowance. This happens when it is well past due and the borrower has not shown the ability or intent to make the loan current, or the borrower does not have enough assets to pay the debt, or the value of the collateral is less than the balance of the loan and not likely to improve in the near future. Residential real estate and consumer loans are not analyzed individually because of the large number of loans, small balances, and historically low losses. In the future, the provision for loan losses may change as a percentage of total loans. The percentage of net charge-offs to average net loans during 2001 was 0.06, compared to 0.10 percent in 2000, and 0.11 percent during 1999. The ratio of the allowance for possible loan losses to loans, net of discounts, was 1.11 percent at the end of 2001, up from 1.00 percent in 2000 and 1999. The allowance for possible loan losses has seven major categories. A summary of transactions follows: (in thousands)

-------------------------------------------------------------------------------------------
Year ended December 31,                            2001     2000     1999     1998     1997
-------------------------------------------------------------------------------------------
Allowance for possible loan losses, January 1,   $7,749   $7,270   $6,955   $6,524   $6,113

Loans charged-off:
Commercial, financial & agricultural loans          111      130      320      176      278
Commercial real estate mortgages                    --       --       --       --       --
Real estate -- construction loans                   --       --       --       --       --
Residential mortgages (1st and 2nd liens)           --       --         9        1      --
Home equity loans                                   --       --       --       --        76
Consumer loans                                      691      750      605      494      480
Lease finance                                       --       --       --         2      --
Other loans                                           4       17      --       --       --
-------------------------------------------------------------------------------------------
Total Charge-offs                                $  806   $  897   $  934   $  673   $  834
===========================================================================================

---------------------------------------------------------------------------------------------
Loans recovered after being charged-off              2001     2000     1999     1998     1997
---------------------------------------------------------------------------------------------
Commercial, financial & agricultural loans            178       25       22       52       35
Commercial real estate mortgages                      --       --       --       --       --
Real estate -- construction loans                     --       --       --       --       --
Residential mortgages (1st and 2nd liens)             --       --         1        1      --
Home equity loans                                     --         9      --       --       --
Consumer loans                                        161      142      156      145      151
Lease finance                                         --       --       --          6     --
Other loans                                           --       --       --       --       --
---------------------------------------------------------------------------------------------
Total recoveries                                   $  339   $  176   $  179   $  204   $  186
---------------------------------------------------------------------------------------------
Net loans charged-off                                 467      721      755      469      648
Provision for possible loan losses                  1,544    1,200    1,070      900    1,059
---------------------------------------------------------------------------------------------
Allowance for possible loan losses, December 31,   $8,826   $7,749   $7,270   $6,955   $6,524
=============================================================================================

The following table presents information concerning loan balances and asset quality: (dollars in thousands)

-----------------------------------------------------------------------------------------------------------------------
Year ended December 31,                                          2001         2000        1999        1998        1997
-----------------------------------------------------------------------------------------------------------------------
Loans, net of discounts:
    Average                                                 $ 776,936    $ 735,721   $ 676,810   $ 619,025   $ 588,686
    At end of period                                          796,110      775,997     727,525     647,520     611,388
Non-performing assets/total loans (net of discounts)             0.25%        0.35%       0.22%       0.34%       0.04%
Non-performing assets/total assets                               0.17         0.26        0.16        0.24        0.36
Ratio of net charge-offs/average net loans                       0.06         0.10        0.11        0.08        0.11
Net charge-offs/net loans at December 31,                        0.06         0.09        0.10        0.07        0.11
Allowance for possible loan losses/loans, net of discounts       1.11         1.00        1.00        1.07        1.07
=======================================================================================================================

                                Interest Expense

Interest expense in 2001 was $24,342,000, down slightly from $24,348,000 the year before, which was up 15.3 percent from $21,121,000 during 1999. Most interest was paid for the deposits of individuals, businesses, and various governments and their agencies. Short-term borrowings, which may include federal funds purchased (short-term lending by other banks), securities sold under agreements to repurchase, Federal Home Loan Bank borrowings, and the Federal Reserve Bank discount window, were used occasionally. Short-term borrowings averaged $12,017,000 during 2001, $14,072,000 during 2000, and $5,361,000 during
1999.

                                    Deposits

Average interest-bearing deposits increased to $684,174,000 in 2001, up 7.7 percent from $634,970,000 in 2000. Savings, N.O.W., and money market deposits increased during 2001, averaging $387,893,000, up 4.7 percent from 2000 when they averaged $370,555,000. Average time certificates of less than $100,000 totaled $267,303,000, up 11.6 percent from $239,484,000 in 2000. Average time certificates of $100,000 or more totaled $28,978,000, up 16.2 percent from $24,931,000 during 2000. Each of the Bank's demand deposit accounts has a related non-interest-bearing sweep account. The sole purpose of the sweep accounts is to reduce the non-interest-bearing reserve balances that the Bank is required to maintain with the Federal Reserve Bank, and thereby increase funds available for investment. Although the sweep accounts are classified as savings accounts for regulatory purposes, they are included in demand deposits in the accompanying consolidated statements of condition.

The following table classifies average deposits for each of the periods indicated: (in thousands)

----------------------------------------------------------------------------------------------------------------------------
                                                    2001                         2000                          1999
----------------------------------------------------------------------------------------------------------------------------
                                            Average      Average         Average       Average         Average       Average
                                                        Rate Paid                     Rate Paid                     Rate Paid
----------------------------------------------------------------------------------------------------------------------------
Demand deposits                           $ 270,530                    $ 250,655                     $ 231,447
Savings deposits                            273,565        2.48%         249,442         2.78%         227,906         2.59%
N.O.W. & money market deposits              114,328        1.50          121,113         1.70          119,911         1.70
Time certificates of $100,000 or more        28,978        4.89           24,931         5.50           23,657         4.79
Other time deposits                         267,303        5.16          239,484         5.47          232,254         5.08
----------------------------------------------------------------------------------------------------------------------------
Total deposits                            $ 954,704                    $ 885,625                     $ 835,175
============================================================================================================================

At December 31, 2001, the remaining maturities of time certificates of $100,000 or more were as follows: (in thousands)

--------------------------------------------------------------------------------
                 3 months or less                    $ 13,612
                 Over 3 through 6 months                6,540
                 Over 6 through 12 months               6,558
                 Over 12 months                         3,328
--------------------------------------------------------------------------------
                 Total                               $ 30,038
================================================================================

                              Short-Term Borrowings

Occasionally, Suffolk uses short-term funding. This includes lines of credit for federal funds with correspondent banks, retail sale-repurchase agreements, the Federal Reserve Bank discount window, and the Federal Home Loan Bank. Average balances of federal funds purchased were $2,129,000 and $3,773,000 for 2001 and 2000, respectively. Average balances of Federal Home Loan Bank borrowings were $9,888,000 during 2001 and $10,299,000 during 2000. There were no retail repurchase agreements during 2001.

                                  Other Income

Other income increased to $9,548,000 during 2001, up 22.6 percent from $7,788,000 during 2000 and up 15.0 percent from $6,771,000 during 1999. Service charges on deposit accounts were up 11.6 percent from 2000 to 2001, and up 16.4 percent from 1999 to 2000. Other service charges were up 12.6 percent and up
22.1 percent for the same periods, respectively. Fiduciary fees in 2001 totaled $1,115,000, up 37.1 percent from 2000 when they amounted to $813,000 and up 15.8 percent from 1999, at $702,000.

                                  Other Expense

Other expense during 2001 was $32,307,000, up 1.0 percent from 2000 when it was $31,977,000 and up 3.9 percent from $30,789,000 in 1999. Increases in compensation and occupancy were offset by decreases in equipment and general expense. During 2001, non-interest expense grew at 1.0 percent while average assets grew by 6.8 percent, further increasing efficiency.

                            Interest Rate Sensitivity

Interest rate "sensitivity" is determined by the date when each asset and liability in Suffolk's portfolio can be repriced. Sensitivity increases when interest-earning assets and interest-bearing liabilities cannot be repriced at the same time. While this analysis presents the volume of assets and liabilities repricing in each period of time, it does not consider how quickly various assets and liabilities might actually be repriced in response to changes in interest rates. Management reviews its interest rate sensitivity regularly and adjusts its asset/liability strategy accordingly. Because the interest rates of assets and liabilities vary according to their maturity, management may selectively mismatch the repricing of assets and liabilities to take advantage of temporary or projected differences between short- and long-term interest rates. The following table reflects the sensitivity of Suffolk's assets and liabilities at December 31, 2001: (dollars in thousands)

------------------------------------------------------------------------------------------------------------------------------------
                      MATURITY:                        Less than       3 to 6       7 to 12    More Than      Not Rate
                                                        3 Months       Months       Months       1 Year       Sensitive     Total
------------------------------------------------------------------------------------------------------------------------------------
INTEREST-EARNING ASSETS
------------------------------------------------------------------------------------------------------------------------------------
Domestic loans (1) (net of unearned discount)          $  221,465   $   65,383    $  115,872   $  391,179    $    2,211   $  796,110
Investment securities (2)                                   4,543       12,941         9,718      225,568         1,850      254,620
Federal funds sold                                         17,600         --            --           --            --         17,600
------------------------------------------------------------------------------------------------------------------------------------
Total interest-earning assets                          $  243,608   $   78,324    $  125,590   $  616,747    $    4,061   $1,068,330
====================================================================================================================================
------------------------------------------------------------------------------------------------------------------------------------
DEMAND DEPOSITS AND INTEREST-BEARING LIABILITIES
------------------------------------------------------------------------------------------------------------------------------------
Demand deposits (3)                                    $   14,710   $   14,710    $   29,419   $  235,351    $     --     $  294,190
N.O.W. & money market accounts (4)                          6,956        6,956        13,913      111,301          --        139,126
Borrowings                                                   --           --            --           --            --           --
Interest-bearing deposits (5)                             103,475       63,711        80,266      370,944          --        618,396
------------------------------------------------------------------------------------------------------------------------------------
Total demand deposits & interest-bearing liabilities   $  125,141   $   85,377    $  123,598   $  717,596    $     --     $1,051,712
====================================================================================================================================
Gap                                                       118,467       (7,053)        1,992     (100,849)        4,061       16,618
====================================================================================================================================
Cumulative difference between interest-earning
   assets and interest-bearing liabilities                118,467      111,414       113,406       12,557        16,618
====================================================================================================================================
Cumulative difference/total assets                          10.17%        9.56%         9.73%        1.08%         1.43%
====================================================================================================================================

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


As of December 31, 2001, interest-earning assets with maturities of less than one year exceed interest-bearing liabilities of similar maturity. This cumulative gap might result in increased net interest income if interest rates increase. If interest rates decline, net interest income might decrease.

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

The model measures the effect of changing interest rates on both interest income and interest expense for all assets and liabilities, as well as for derivative financial instruments that do not appear on the balance sheet. The results are compared to ALCO policy limits that specify a maximum effect on NII one year in the future, assuming no growth in assets or liabilities, and a 2 percent or 200 basis point (bp) change in interest rates, either upward or downward. Following is Suffolk's NII sensitivity as of December 31, 2001. Suffolk's Board has approved a policy limit of 12.5 percent.

                                                     Estimated NII
                Rate Change                           Sensitivity
                +200 basis point rate shock              1.52%
                -200 basis point rate shock             (2.39%)

These estimates should not be interpreted as Suffolk's forecast, and should not be considered as indicative of management's expectations for operating results. They are hypothetical estimates that are based on many assumptions including: the nature and time of changes in interest rates, the shape of the "yield curve" (variations in interest rates for financial instruments of varying maturity at a given moment in time), prepayments on loans and securities, deposit outflows, pricing on loans and deposits, the reinvestment of cash flows from assets and liabilities, among other things. While these assumptions are based on management's best estimate of current economic conditions, Suffolk cannot give any assurance that they will actually predict results, nor can they anticipate how the behavior of customers and competitors may change in the future.

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

When appropriate, ALCO may use off-balance-sheet instruments such as interest rate floors, caps, and swaps to hedge its position with regard to interest rate risk. The Board of Directors has approved a hedging policy statement that governs the use of such instruments. As of December 31, 2001, there were no derivative financial instruments outstanding.

The following table illustrates the contractual sensitivity to changes in interest rates of the Company's total loans, net of discounts, not including overdrafts and loans not accruing interest, together totaling $2,517,000 at December 31, 2001: (in thousands)

--------------------------------------------------------------------------------
                                         After 1 but        After
INTEREST RATE PROVISION                 Before 5 Years     5 Years       Total
--------------------------------------------------------------------------------
Predetermined rates                         $247,094      $ 20,689      $267,783
Floating or adjustable rates                 122,081         1,923       124,004
--------------------------------------------------------------------------------
Total                                       $369,175      $ 22,612      $391,787
================================================================================

The following table illustrates the contractual sensitivity to changes in interest rates on the Company's commercial, financial, agricultural, and real estate construction loans not including non-accrual loans totaling approximately $329,000 at December 31, 2001: (in thousands)

---------------------------------------------------------------------------------------
                                      Due Within    After 1 but      After
                                        1 Year     Before 5 Years   5 Years     Total
---------------------------------------------------------------------------------------
Commercial, financial & agricultural   $117,520       $ 14,922       $ 305     $132,747
Real estate construction                 27,365           --           --        27,365
---------------------------------------------------------------------------------------
Total                                  $144,885       $ 14,922       $ 305     $160,112
=======================================================================================

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

                                Capital Resources

Primary capital, including stockholders' equity, not including the net unrealized gain on securities available for sale, net of tax, and the allowance for possible loan losses, amounted to $104,566,000, compared to $94,978,000 at year-end 2000 and $86,442,000 at year-end 1999. During 2001, Suffolk repurchased 109,166 shares for an aggregate price of $4,360,971. Management determined that this would increase leverage while preserving capital ratios well above regulatory requirements.

The following table presents Suffolk's capital ratio and other related ratios for each of the past five years: (dollars in thousands)

----------------------------------------------------------------------------------------------------------------------------------
                                                                 2001(1)       2000(1)        1999(1)        1998(1)       1997(1)
----------------------------------------------------------------------------------------------------------------------------------
Primary capital at year-end                                    $104,566       $94,978        $86,442        $78,768       $71,210
Primary capital at year-end as a percentage of year-end:
    Total assets plus allowance for possible loan losses           8.91%         8.98%          8.75%          8.60%         8.17%
    Loans, net of unearned discounts                              13.13%        12.24%         11.88%         12.16%        11.65%
    Total deposits                                                 9.94%        10.08%          9.85%          9.53%         9.16%
==================================================================================================================================

(1) Capital ratios do not include the effect of SFAS No. 115 "Accounting for Certain Investments in Debt and Investment Securities."

Suffolk measures how effectively it uses capital by two widely accepted performance ratios: return on average assets and return on average common stockholders' equity. The returns in 2001 on average assets of 1.73 percent and average common equity of 20.55 percent increased from 2000 when returns were
1.60 percent and 20.42 percent, respectively.

All dividends must conform to applicable statutory requirements. Suffolk Bancorp's ability to pay dividends depends on The Suffolk County National Bank's ability to pay dividends. Under 12 USC 56-9, a national bank may not pay a dividend on its common stock if the dividend would exceed net undivided profits then on hand. Further, under 12 USC 60, a national bank must obtain prior approval from the Office of the Comptroller of the Currency to pay dividends on either common or preferred stock that would exceed the bank's net profits for the current year combined with retained net profits (net profits minus dividends paid during that period) of the prior two years. The amount the Bank currently has available to pay dividends is approximately $33,847,000.

                   Risk-Based Capital and Leverage Guidelines

The Federal Reserve Bank's risk-based capital guidelines call for bank holding companies to require minimum ratios of capital to risk-weighted assets, which include certain off-balance-sheet activities, such as standby letters-of-credit. The guidelines define capital as being "core," or "Tier 1" capital, which includes common stockholders' equity; a limited amount of perpetual preferred stock; minority interest in unconsolidated subsidiaries, less goodwill; or "supplementary" or "Tier 2" capital, which includes subordinated debt, redeemable preferred stock, and a limited amount of the allowance for possible loan losses. All bank holding companies must meet a minimum ratio of total qualifying capital to risk-weighted assets of 8.00 percent, of which at least
4.00 percent should be in the form of Tier 1 capital. At December 31, 2001, Suffolk's ratios of core capital and total qualifying capital (core capital plus Tier 2 capital) to risk-weighted assets were 10.71 percent and 11.71 percent, respectively.

                   Discussion of New Accounting Pronouncements

In June 1999, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation.

In June of 2000, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-- Deferral of the Effective Date of FASB Statement No. 133." This statement deferred the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2001, with early application encouraged. The Bank adopted SFAS No. 133 and SFAS No. 137, effective on January 1, 2001, with no material effect on the results of operations.

In June of 2001, the FASB issued SFAS No. 141, "Business Combinations." This statement addressed financial accounting and reporting for business combinations and requires that all business combinations be accounted for by a single method: the purchase method. The single-method approach used in this statement reflects the conclusion that virtually all business combinations are acquisitions and thus all business combinations should be accounted for in the same way as are the acquisitions of other assets: based on the values exchanged. This statement is effective in fiscal years beginning after June 30, 2001. Management has determined that the implementation of SFAS 141 will not be material to the results of operations.

In July of 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." This statement requires that goodwill and certain other intangible assets having indefinite lives no longer be amortized to earnings, but instead be subject to periodic testing for impairment. This statement is effective for fiscal years beginning after January 1, 2002. Management has determined that the implementation of SFAS No. 142 will not be material to the results of operations.

                        Business Risks and Uncertainties

This annual report contains some statements that look to the future. These may include remarks about Suffolk Bancorp, the banking industry, and the economy in general. Factors affecting Suffolk Bancorp include particularly, but are not limited to: changes in interest rates; increases or decreases in retail and commercial economic activity in Suffolk's market area; variations in the ability and propensity of consumers and businesses to borrow, repay, or deposit money, or to use other banking and financial services. Further, it could take Suffolk longer than anticipated to implement its strategic plans to increase revenue and manage non-interest expense, or it may not be possible to implement those plans at all. Finally, new and unanticipated legislation, regulation, or accounting standards may require Suffolk to change its practices in ways that materially change the results of operation. Each of the factors may change in ways that management does not now foresee. These remarks are based on current plans and expectations. They are subject, however, to a variety of uncertainties that could cause future results to vary materially from Suffolk's historical performance, or from current expectations.

                      CONSOLIDATED STATEMENTS OF CONDITION

                                                                                                           December 31,
                                                                                                     2001                  2000
ASSETS
Cash and Due From Banks                                                                        $   60,925,542        $   69,584,106
Federal Funds Sold                                                                                 17,600,000             3,700,000
Investment Securities:
  Available for Sale, at Fair Value                                                               241,061,300           149,185,819
  Held to Maturity (Fair Value of $13,872,000 and $17,218,000, respectively)
    Obligations of States and Political Subdivisions                                               11,708,925            13,317,050
    Corporate Bonds and Other Securities                                                            1,849,549             3,467,949
                                                                                              ---------------       ---------------
Total Investment Securities                                                                       254,619,774           165,970,818

Total Loans                                                                                       796,642,339           777,284,069
Less: Unearned Discounts                                                                              531,937             1,287,394
       Allowance for Possible Loan Losses                                                           8,825,289             7,748,513
                                                                                              ---------------       ---------------
Net Loans                                                                                         787,285,113           768,248,162

Premises and Equipment, Net                                                                        13,801,145            13,445,252
Other Real Estate Owned, Net                                                                               --               175,114
Accrued Interest Receivable                                                                         5,556,925             6,298,134
Excess of Cost Over Fair Value of Net Assets Acquired                                                 814,445             1,176,377
Other Assets                                                                                       24,344,542            20,981,605
                                                                                              ---------------       ---------------
    TOTAL ASSETS                                                                               $1,164,947,486        $1,049,579,568
                                                                                              ===============       ===============

LIABILITIES & STOCKHOLDERS' EQUITY
Demand Deposits                                                                                $  294,189,709        $  288,656,448
Saving, N.O.W., and Money Market Deposits                                                         453,922,043           378,212,374
Time Certificates of $100,000 or more                                                              30,037,710            23,175,261
Other Time Deposits                                                                               273,562,547           252,392,058
                                                                                              ---------------       ---------------
     Total Deposits                                                                             1,051,712,009           942,436,141

Dividend Payable on Common Stock                                                                    1,647,883             1,373,091
Accrued Interest Payable                                                                            2,513,445             3,324,560
Other Liabilities                                                                                  12,237,369            14,393,244
                                                                                              ---------------       ---------------
    TOTAL LIABILITIES                                                                           1,068,110,706           961,527,036
                                                                                              ---------------       ---------------

Commitments and Contingent Liabilities (see note 10)

STOCKHOLDERS' EQUITY
Common Stock (par value $2.50; 15,000,000 shares authorized, 11,770,596
   and 11,919,928 shares outstanding at December 31, 2001 & 2000, respectively)                    33,825,545            19,026,050
Surplus                                                                                            19,165,182            18,456,432
Undivided Profits                                                                                  47,149,368            53,873,370
Treasury Stock at Par (1,759,622 shares and 1,650,456 shares, respectively)                        (4,399,059)           (4,126,144)
Accumulated Other Comprehensive Income, Net of Tax                                                  1,095,744               822,824
                                                                                              ---------------       ---------------
    TOTAL STOCKHOLDERS' EQUITY                                                                     96,836,780            88,052,532
                                                                                              ---------------       ---------------
    TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                                                   $1,164,947,486        $1,049,579,568
                                                                                              ===============       ===============

See accompanying notes to consolidated financial statements.

                        CONSOLIDATED STATEMENTS OF INCOME

                                                                                           For the Years ended December 31,
                                                                                      2001               2000               1999
INTEREST INCOME
Federal Funds Sold                                                                $ 1,260,540        $   423,490         $   976,553
United States Treasury Securities                                                   1,091,359          1,741,538           2,520,067
Obligations of States and Political Subdivisions (tax exempt)                         529,737            982,822             736,671
Mortgage-Backed Securities                                                          6,244,987          4,887,822           1,849,481
U.S. Government Agency Obligations                                                  2,245,450          2,243,358           2,235,815
Corporate Bonds and Other Securities                                                  183,266            284,566             225,019
Loans                                                                              68,009,265         66,289,111          59,364,038
                                                                                 ------------       ------------        ------------
    Total Interest Income                                                          79,564,604         76,852,707          67,907,644

INTEREST EXPENSE
Saving, N.O.W., and Money Market Deposits                                           8,492,498          8,997,810           7,938,325
Time Certificates of $100,000 or more                                               1,417,903          1,371,397           1,132,984
Other Time Deposits                                                                13,785,445         13,088,266          11,793,155
Federal Funds Purchased                                                                98,077            239,634             205,121
Interest on Other Borrowings                                                          547,937            651,064              50,965
                                                                                 ------------       ------------        ------------
   Total Interest Expense                                                          24,341,860         24,348,171          21,120,550

    Net Interest Income                                                            55,222,744         52,504,536          46,787,094
Provision for Possible Loan Losses                                                  1,544,000          1,200,000           1,070,000
                                                                                 ------------       ------------        ------------
  Net Interest Income After Provision for Possible Loan Losses                     53,678,744         51,304,536          45,717,094

OTHER INCOME
Service Charges on Deposit Accounts                                                 5,277,701          4,729,846           4,063,678
Other Service Charges, Commissions & Fees                                           1,632,279          1,449,168           1,186,676
Fiduciary Fees                                                                      1,115,377            812,565             701,800
Other Operating Income                                                              1,127,383            822,166             819,191
Net Gain (Losses) on Sale of Securities Available for Sale                            395,294            (25,517)                 --
                                                                                 ------------       ------------        ------------
    Total Other Income                                                              9,548,034          7,788,228           6,771,345

OTHER EXPENSE
Salaries & Employee Benefits                                                       18,424,087         17,711,469          17,048,043
Net Occupancy Expense                                                               2,849,827          2,589,307           2,391,873
Equipment Expense                                                                   2,320,014          2,568,947           2,375,113
Outside Services                                                                    1,552,769          1,497,943           1,623,096
FDIC Assessments                                                                      176,759            180,011              95,977
Amortization of Excess Cost
    Over Fair Value of Net Assets Acquired                                            361,932            361,932             361,932
Other Operating Expense                                                             6,621,820          7,067,305           6,892,988
                                                                                 ------------       ------------        ------------
    Total Other Expense                                                            32,307,208         31,976,914          30,789,022

Income Before Provision for Income Taxes                                           30,919,570         27,115,850          21,699,417
Provision for Income Taxes                                                         12,234,773         10,883,424           8,570,356
                                                                                 ------------       ------------        ------------
NET INCOME                                                                        $18,684,797        $16,232,426         $13,129,061
                                                                                 ============       ============        ============
                                              Average: Common Shares Outstanding   11,822,452         12,015,912          12,137,556
                                                          Dilutive Stock Options       16,750             14,980              13,814
                                Average Total Common Shares and Dilutive Options ------------       ------------        ------------
                                                                                   11,839,202         12,030,892          12,151,370

EARNINGS PER COMMON SHARE                                                  Basic       $ 1.58             $ 1.35              $ 1.08
                                                                         Diluted       $ 1.58             $ 1.35              $ 1.08

                    See accompanying notes to consolidated financial statements.

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                           Accumulated
                                                                                       Other Comprehensive
                                                                                              Income ,
                                      Common                    Undivided      Treasury     Gain (Loss)                Comprehensive
                                      Stock        Surplus       Profits        Stock        Net of Tax     Total          Income
------------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1998         $19,026,050   $18,456,432   $38,155,116   $(3,823,914)      $32,115   $71,845,799

Net Income                                  --            --    13,129,061            --            --    13,129,061    $13,129,061

Dividend - Cash                             --            --    (5,096,978)           --            --    (5,096,978)

Purchase of Treasury Stock                  --            --      (610,904)      (63,190)           --      (674,094)

Net Change in Unrealized Loss on
  Securities Available for Sale             --            --            --            --    (1,869,564)   (1,869,564)    (1,869,564)
                                                                                                                       ------------
Comprehensive Income                                                                                                    $11,259,497
                                                                                                                       ============
------------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1999         $19,026,050   $18,456,432   $45,576,295   $(3,887,104)  $(1,837,449)  $77,334,224

Net Income                                  --            --    16,232,426            --            --    16,232,426    $16,232,426

Dividend                                    --            --    (5,521,878)           --            --    (5,521,878)

Purchase of Treasury Stock                  --            --    (2,401,909)     (239,040)           --    (2,640,949)

Other                                       --            --       (11,564)           --            --       (11,564)

Net Change in Unrealized Gain on
  Securities Available for Sale             --            --            --            --     2,660,273     2,660,273      2,660,273
                                                                                                                       ------------
Comprehensive Income                                                                                                    $18,892,699
                                                                                                                       ============
------------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2000         $19,026,050   $18,456,432   $53,873,370   $(4,126,144)     $822,824   $88,052,532

Net Income                                  --            --    18,684,797            --            --    18,684,797    $18,684,797

Dividend  - Cash                            --            --    (6,607,498)           --            --    (6,607,498)

Dividend - Stock                    14,713,245            --   (14,713,245)           --            --            --

Purchase of Treasury Stock                  --            --    (4,088,056)     (272,915)           --    (4,360,971)

Stock Options Exercised                 86,250       708,750            --            --            --       795,000

Net Change in Unrealized Gain on
  Securities Available for Sale             --            --            --            --       272,920       272,920        272,920
                                                                                                                       ------------
Comprehensive Income                                                                                                    $18,957,717
                                                                                                                       ============
------------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2001         $33,825,545   $19,165,182   $47,149,368   $(4,399,059)   $1,095,744   $96,836,780

See accompanying notes to consolidated financial statements.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                           For the Years ended December 31,
                                                                                      2001              2000               1999
CASH FLOWS FROM OPERATING ACTIVITIES
NET INCOME                                                                        $18,684,797        $16,232,426        $13,129,061
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH
      Provision for Possible Loan Losses                                            1,544,000          1,200,000          1,070,000
      Depreciation and Amortization                                                 2,005,021          2,041,386          2,073,649
      Amortization of Cost Over Fair Value of Net Assets Acquired                     361,932            361,932            361,932
      Accretion of Discounts                                                         (564,956)          (284,241)          (757,095)
      Amortization of Premiums                                                        533,577            594,291            721,463
      Decrease (Increase) in Accrued Interest Receivable                              741,209           (427,144)          (506,247)
      Increase in Other Assets                                                     (3,362,937)        (1,189,897)        (1,006,128)
      (Decrease) Increase in Accrued Interest Payable                                (811,115)           861,731           (404,024)
      (Decrease) Increase in Income Taxes Payable                                    (242,622)           809,253          1,192,942
      (Decrease) Increase in Other Liabilities                                     (2,108,511)         3,001,809            850,587
      Net (Gain) Loss on Sale of Securities                                          (395,294)            25,517                 --
                                                                                -------------      -------------      -------------
        Net Cash Provided by Operating Activities                                  16,385,101         23,227,063         16,726,140
                                                                                -------------      -------------      -------------
CASH FLOWS FROM INVESTING ACTIVITIES
      Principal Payments on Investment Securities                                   6,855,533          2,171,050            894,423
      Proceeds from Sale of Investment Securities; Available for Sale               7,856,398         10,425,483                 --
      Maturities of Investment Securities; Available for Sale                      11,833,400          6,000,000         15,932,250
      Purchases of Investment Securities; Available for Sale                       (8,605,650)       (29,546,220)       (27,757,283)
      Maturities of Investment Securities; Held to Maturity                        83,250,000         30,698,583        109,000,000
      Purchases of Investment Securities; Held to Maturity                       (188,943,787)       (16,185,500)      (115,372,114)
      Loan Disbursements and Repayments, Net                                      (20,580,950)       (49,387,421)       (79,637,629)
      Purchases of Premises and Equipment, Net                                     (2,360,914)        (1,141,932)        (1,168,806)
      Disposition of Other Real Estate Owned                                          175,114                 --             93,073
                                                                                -------------      -------------      -------------
        Net Cash Used in Investing Activities                                    (110,520,856)       (46,965,957)       (98,016,086)
                                                                                -------------      -------------      -------------
CASH FLOWS FROM FINANCING ACTIVITIES
      Net Increase in Deposit Accounts                                            109,275,868         65,133,550         50,738,729
      (Decrease) Increase in Federal Funds Purchased                                       --        (13,500,000)        13,500,000
      Dividends Paid to Shareholders                                               (6,332,706)        (5,421,929)        (4,920,639)
      Stock Options Exercised                                                         795,000                 --                 --
      Treasury Shares Acquired                                                     (4,360,971)        (2,640,949)          (674,094)
                                                                                -------------      -------------      -------------
         Net Cash Provided by Financing Activities                                 99,377,191         43,570,672         58,643,996
                                                                                -------------      -------------      -------------
        Net Increase (Decrease) in Cash and  Cash Equivalents                       5,241,436         19,831,778        (22,645,950)
           Cash and Cash Equivalents Beginning of Year                             73,284,106         53,452,328         76,098,278
                                                                                -------------      -------------      -------------
           Cash and Cash Equivalents End of Year                                  $78,525,542        $73,284,106        $53,452,328
                                                                                =============      =============      =============
Supplemental Disclosure of Cash Flow Information
      Cash Received During the Year for Interest                                  $80,305,813        $76,425,563        $67,401,397
                                                                                =============      =============      =============
      Cash Paid During the Year for:
        Interest                                                                  $25,152,975        $23,486,440        $21,524,575
        Income Taxes                                                               12,974,528         10,074,171          7,078,929
                                                                                -------------      -------------      -------------
          Total Cash Paid During Year for Interest & Income Taxes                 $38,127,503        $33,560,611        $28,603,504
                                                                                =============      =============      =============
Non-Cash Investing and Financing (loans re-classified as
     "other real estate owned," including foreclosures)                           $        --         $       --         $  138,073
Increase (Decrease) in Market Value of Investments                                    688,652          4,282,863         (3,059,888)
(Increase) Decrease in Deferred Tax Liability Related to Market Value
     of Investments Available for Sale                                               (282,347)        (1,755,974)         1,299,189
Dividends Declared But Not Paid                                                     1,647,883          1,373,091          1,273,142
Stock Dividends Declared But Not Paid                                              14,713,245                 --                 --


See accompanying notes to consolidated financial statements.

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

(L) Stock Dividend -- On November 26, 2001, Suffolk declared a 2-for-1 stock split in the form of a 100 percent stock dividend, to shareholders of record on December 14, 2001, payable on January 2, 2002. All share and per-share information has been restated to reflect the split.

(M) Earnings-per-share -- Basic earnings-per-share is computed by dividing net income by the number of weighted-average shares outstanding during the period. Diluted earnings-per-share reflect the dilution that would occur if stock options were exercised in return for common stock that would then share in Suffolk's earnings. It is computed by dividing net income by the sum of the weighted-average number of common shares outstanding and the weighted-average number of stock options exercisable during the period. Suffolk has no other securities that could be converted into common stock, nor any contracts that would result in the issuance of common stock.

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

Note 2 -- Investment Securities

The amortized cost, estimated fair values, and gross unrealized gains and losses of Suffolk's investment securities available for sale and held to maturity at December 31, 2001 and 2000 were: (in thousands)

---------------------------------------------------------------------------------------------------
                                                                              2001
---------------------------------------------------------------------------------------------------
                                                                 Estimated    Gross       Gross
                                                       Amortized   Fair    Unrealized  Unrealized
                                                         Cost      Value      Gains      Losses
---------------------------------------------------------------------------------------------------
Available for sale:
  U.S. Treasury securities                            $  9,649   $  9,805     $  156    $    --
  U.S. government agency debt                           47,782     48,970      1,188         --
  Collateralized mortgage obligations agency issue     148,427    148,327      1,847     (1,947)
  Collateralized mortgage obligations private issue     22,550     23,309        759         --
  Mortgage-backed securities                             9,446      9,364         --        (82)
  Obligations of states and political subdivisions       1,350      1,286         --        (64)
  Equity securities                                         --         --         --         --
---------------------------------------------------------------------------------------------------
Balance at end of year                                 239,204    241,061      3,950     (2,093)
---------------------------------------------------------------------------------------------------
Held to maturity:
  Obligations of states and
    political subdivisions                              11,709     12,022        388        (75)
Other securities                                         1,850      1,850         --         --
---------------------------------------------------------------------------------------------------
Balance at end of year                                  13,559     13,872        388        (75)
---------------------------------------------------------------------------------------------------
Total investment securities                           $252,763   $254,933     $4,338    $(2,168)
===================================================================================================

---------------------------------------------------------------------------------------------------
                                                               2000
---------------------------------------------------------------------------------------------------
                                                                 Estimated    Gross       Gross
                                                       Amortized   Fair    Unrealized  Unrealized
                                                         Cost      Value      Gains      Losses
---------------------------------------------------------------------------------------------------
Available for sale:
  U.S. Treasury securities                            $ 31,115   $ 31,194     $  107    $   (28)
  U.S. government agency debt                           34,997     34,926         --        (71)
  Collateralized mortgage obligations agency issue      59,533     60,334        855        (54)
  Collateralized mortgage obligations private issue     21,356     21,715        371        (12)
  Mortgage-backed securities
  Obligations of states and political subdivisions          --         --         --         --
  Equity securities                                        797      1,017        220         --
---------------------------------------------------------------------------------------------------
Balance at end of year                                 147,798    149,186      1,553       (165)
---------------------------------------------------------------------------------------------------
Held to maturity:
  Obligations of states and
    political subdivisions                              13,317     13,750        434         (1)
Other securities                                         3,468      3,468         --         --
---------------------------------------------------------------------------------------------------
Balance at end of year                                  16,785     17,218        434         (1)
---------------------------------------------------------------------------------------------------
Total investment securities                           $164,583   $166,404     $1,987    $  (166)
===================================================================================================

U. S. government agency obligations are mortgage-backed securities, which represent participating interest in pools of first mortgage loans. The amortized cost, maturities, and approximate fair value of Suffolk's investment securities at December 31, 2001 are as follows: (in thousands)

--------------------------------------------------------------------------------------------------------
                                                         Available for Sale
--------------------------------------------------------------------------------------------------------
                                                                 U.S.                 Obligations of
                                    U.S. Treasury            Govt. Agency           States & Political
                                     Securities                  Debt                  Subdivisions
--------------------------------------------------------------------------------------------------------
                                      Amortized     Fair    Amortized     Fair      Amortized     Fair
Maturity (in years)                      Cost      Value      Cost       Value        Cost       Value
--------------------------------------------------------------------------------------------------------
Within 1                                $5,997     $6,095    $22,195    $22,642     $   --     $   --
After 1 but within 5                     3,652      3,710     25,587     26,328         --         --
After 5 but within 10                       --         --         --         --         --         --
After 10                                    --         --         --         --      1,350      1,286
Other Securities                            --         --         --         --         --         --
--------------------------------------------------------------------------------------------------------
Subtotal                                $9,649     $9,805    $47,782    $48,970     $1,350     $1,286
Collateralized mortgage obligations
Mortgage-backed securities
--------------------------------------------------------------------------------------------------------
Total
========================================================================================================


--------------------------------------------------------------------------------------------------------
                                                    Held to Maturity
--------------------------------------------------------------------------------------------------------
                                         Obligations of                             Total      Total
                                       States & Political       Other             Amortized    Fair
                                          Subdivisions        Securities             Cost      Value
--------------------------------------------------------------------------------------------------------
                                      Amortized      Fair    Amortized   Fair
Maturity (in years)                      Cost        Value      Cost     Value
--------------------------------------------------------------------------------------------------------
Within 1                               $ 6,591    $ 6,595     $   --     $   --   $ 34,783   $ 35,332
After 1 but within 5                       175        182         --         --   $ 29,414   $ 30,220
After 5 but within 10                      185        195         --         --   $    185   $    195
After 10                                 4,758      5,050         --         --   $  6,108   $  6,336
Other Securities                            --         --      1,850      1,850   $  1,850   $  1,850
--------------------------------------------------------------------------------------------------------
Subtotal                               $11,709    $12,022     $1,850     $1,850   $ 72,340   $ 73,933
Collateralized mortgage obligations                                               $170,977   $171,636
Mortgage-backed securities                                                        $  9,446   $  9,364
--------------------------------------------------------------------------------------------------------
Total                                                                             $252,763   $254,933
========================================================================================================

As a member of the Federal Reserve system, the Bank owns Federal Reserve Bank stock with a book value of $638,000. The stock has no maturity and there is no public market for the investment.

As a member of the Federal Home Loan Bank of New York, the bank owns Federal Home Loan Bank of New York stock with a book value of $1,112,000. The stock has no maturity and there is no public market for the investment.

At December 31, 2001 and 2000, investment securities carried at $108,795,000 and $130,484,000, respectively, were pledged to secure trust deposits and public funds on deposit.

During 2001, proceeds from sales of securities available for sale were $7,856,000, resulting in realized gains of $395,000.

During 2000, proceeds from sales of securities available for sale were $10,451,000, resulting in realized gains of $88,000 and realized losses of $113,000.

Note 3 -- Loans

At December 31, 2001 and 2000, loans included the following: (in thousands)

--------------------------------------------------------------------------------
                                                     2001             2000
--------------------------------------------------------------------------------
Commercial, financial, and agricultural            $133,076         $133,524
Commercial real estate                              173,092          158,443
Real estate construction loans                       27,365           34,393
Residential mortgages (1st and 2nd liens)            95,424           89,337
Home equity loans                                    31,699           22,010
Consumer loans                                      335,381          336,780
Other loans                                             605            2,797
--------------------------------------------------------------------------------
                                                    796,642          777,284
Unearned discounts                                     (532)          (1,287)
Allowance for possible loan losses                   (8,825)          (7,749)
--------------------------------------------------------------------------------
Balance at end of year                             $787,285         $768,248
================================================================================

Restructured loans, loans not accruing interest, and loans contractually past due 90 days or more with regard to payment of principal and/or interest amounted to $3,473,000 and $3,474,000 at December 31, 2001 and 2000, respectively.
Interest on loans that have been restructured or are no longer accruing interest would have amounted to $214,000 during 2001, $264,000 during 2000, and $105,000 during 1999, under the contractual terms of those loans. Interest income recognized on restructured and non-accrual loans was immaterial for the years 2001, 2000, and 1999.

Suffolk makes loans to its directors and executives, as well as to other related parties in the ordinary course of its business. Loans made to directors and executives, either directly or indirectly, which exceed $60,000 in aggregate for any one director, totaled $16,097,000 and $15,110,000 at December 31, 2001 and 2000, respectively. Unused portions of lines of credit to directors and executives, directly or indirectly, totaled $13,776,000 and $12,136,000. New loans totaling $33,444,000 were granted and payments of $32,457,000 were received during 2001.

Note 4 -- Allowance for Possible Loan Losses

An analysis of the changes in the allowance for possible loan losses follows:
(in thousands)

--------------------------------------------------------------------------------
                                           2001          2000           1999
--------------------------------------------------------------------------------
Balance at beginning of year              $7,749        $7,270         $6,955
Provision for possible loan losses         1,544         1,200          1,070
Loans charged-off                           (806)         (897)          (934)
Recoveries on loans                          338           176            179
--------------------------------------------------------------------------------
Balance at end of year                    $8,825        $7,749         $7,270
================================================================================

At December 31, 2001 and 2000, respectively, the Bank's recorded investment in impaired loans and the related valuation allowance calculated under SFAS No. 114 and SFAS No. 118 are as follows: (in thousands)

--------------------------------------------------------------------------------
                                                 2001            2000
--------------------------------------------------------------------------------
Recorded investment                              $629          $1,868
Valuation allowance                               290           1,091
--------------------------------------------------------------------------------


This valuation allowance is included in the allowance for loan losses on the statements of condition.

The average investment in impaired loans in 2001 was $1,346,000, compared to $1,039,000 in 2000.

Note 5 -- Premises and Equipment

The following table details premises and equipment: (in thousands)

--------------------------------------------------------------------------------
                                                2001             2000
--------------------------------------------------------------------------------
Land                                          $ 3,399          $ 3,399
Premises                                        9,068            8,118
Furniture, fixtures & equipment                16,522           15,668
Leasehold improvements                          1,374            1,321
--------------------------------------------------------------------------------
                                               30,363           28,506
Accumulated depreciation
  and amortization                            (16,562)         (15,061)
--------------------------------------------------------------------------------
Balance at end of year                        $13,801          $13,445
================================================================================

Depreciation and amortization charged to operations amounted to $2,005,000, $2,041,000, and $2,074,000 during 2001, 2000, and 1999, respectively.

Note 6 -- Short-Term Borrowings

Presented below is information concerning short-term interest-bearing liabilities, principally Federal Home Loan Bank Borrowings, and Securities Sold Under Agreements to Repurchase, with maturities of less than one year, and their related weighted-average interest rates for the year 2001 and 2000: (dollars in thousands)

--------------------------------------------------------------------------------
                                                2001             2000
--------------------------------------------------------------------------------
Daily average outstanding                     $12,017          $14,072
Total interest cost                               646              890
Average interest rate paid                       5.38%            6.32%
Maximum amount outstanding at any
    month-end                                 $44,900          $56,500
December 31, balance                               --               --
Weighted-average interest rate
    on balances outstanding at December 31         --%              --%
================================================================================

Suffolk has no assets pledged as collateral to the Federal Reserve Bank as of December 31, 2001. Assets pledged as collateral to the Federal Home Loan Bank as of December 31, 2001 totaled $46,551,000.

Note 7 -- Stockholders' Equity

Suffolk has a Dividend Reinvestment Plan. Stockholders can reinvest dividends in common stock of Suffolk at a 3 percent discount from market value on newly issued shares. Shareholders may also make additional cash purchases. No shares were issued in 2001, 2000, or 1999.

At December 31, 2001, Suffolk has a Stock Option Plan ("the Plan") under which 600,000 shares of Suffolk's common stock were reserved for issuance to key employees. Options are awarded by a committee appointed by the Board of Directors. The Plan provides that the option price shall not be less than the fair value of the common stock on the date the option is granted. All options are exercisable for a period of ten years or less. The Plan provides for the grant of stock appreciation rights that the holder may exercise instead of the underlying option. When the stock appreciation right is exercised, the underlying option is canceled. The optionee receives shares of common stock with a fair market value equal to the excess of the fair value of the shares subject to the option at the time of exercise (or the portion thereof so exercised) over the aggregate option price of the shares set forth in the option agreement. The exercise of stock appreciation rights is treated as the exercise of the underlying option. Options vest after one year and expire after ten years. The following table presents the options granted, exercised, or expired during each of the past three years:

--------------------------------------------------------------------------------
                                               Shares         Wtd. Avg. Exercise
--------------------------------------------------------------------------------
Balance at December 31, 1998                    69,400             $11.19
Options granted                                 22,000              13.13
Options exercised                                   --                 --
Options expired or terminated                       --                 --
--------------------------------------------------------------------------------
Balance at December 31, 1999                    91,400             $11.65
Options granted                                 19,000              13.13
Options exercised                                   --                 --
Options expired or terminated                       --                 --
--------------------------------------------------------------------------------
Balance at December 31, 2000                   110,400             $11.65
Options granted                                 40,000              15.50
Options exercised                              (69,000)             11.52
Options expired or terminated                       --                 --
--------------------------------------------------------------------------------
Balance at December 31, 2001                    81,400             $14.00
================================================================================

The following table presents additional information:


--------------------------------------------------------------------------------
                    At, or during,
           year ended December 31,          2001         2000          1999
--------------------------------------------------------------------------------
                 Average remaining
        contractual life in years:          7.89         7.38          8.09
     Exercisable options (vested):        41,400       91,400        69,400
    Weighted average fair value of
     options (Black-Scholes model)
               on date of grant: :        $ 3.40       $ 3.86        $ 2.63
        Black-Scholes Assumptions:
           Risk-free interest rate          5.17%        6.73%         4.63%
           Expected dividend yield          2.93%        2.78%         3.42%
            Expected life in years            10           10            10
               Expected volatility         14.80%       19.10%        20.70%
================================================================================

Suffolk accounts for these plans under APB Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost for these plans been determined consistent with FASB Statement No. 123, "Accounting for Stock-based Compensation," Suffolk's net income and earnings-per-share would have been reduced to the following pro forma amounts: (in thousands except per-share amounts)

--------------------------------------------------------------------------------
                                              2001         2000          1999
--------------------------------------------------------------------------------
Net Income:            As Reported         $18,685      $16,232       $13,129
                       Pro Forma            18,656       16,218        13,120
--------------------------------------------------------------------------------
Basic EPS:             As Reported            1.58         1.35          1.08
                       Pro Forma              1.58         1.35          1.08
--------------------------------------------------------------------------------

All dividends must conform to applicable statutory requirements. Under 12 USC 56-9, a national bank may not pay a dividend on its common stock if the dividend would exceed net undivided profits then on hand. Further, under 12 USC 60, a national bank must obtain prior approval from the Office of the Comptroller of the Currency ("OCC") to pay dividends on either common or preferred stock that would exceed the bank's net profits for the current year combined with retained net profits (net profits minus dividends paid during that period) from the prior two years. At December 31, 2001, approximately $33,847,000 was available for dividends from the Bank to Suffolk Bancorp without prior approval of the OCC.

On October 23, 1995, the Board of Directors adopted a Shareholder Rights Plan and declared a dividend of one right per common share. Each right, if made exercisable by certain events, entitles the holder to acquire one-half of a share of common stock for $17.50, adjustable to prevent dilution. The rights expire in 2005 if they are not redeemed before then. The Plan protects stockholders from possible, unsolicited attempts to acquire Suffolk. In the event of the acquisition by any potential acquirer of 10 percent of the outstanding stock, the rights then entitle the holder to purchase the acquiring company's stock at a 50 percent discount upon a subsequent merger with that acquirer. In the event of the acquisition of 20 percent or more of Suffolk's common stock, they entitle the holder to purchase Suffolk's common stock at a 50 percent discount. Following the acquisition of 20 percent but less than 50 percent of the common shares, the Board can exchange one-half of a share of Suffolk for each valid right.

On November 26, 2001, Suffolk split the stock 2-for-1 in the form of a 100 percent stock dividend to shareholders of record on December 14, 2001, effective on January 2, 2002. All share and per-share information have been restated to reflect this split.

Note 8 -- Income Taxes

The following table presents the provision for income taxes in the consolidated statements of income which is comprised of the following: (in thousands)

--------------------------------------------------------------------------------
                                       2001              2000             1999
--------------------------------------------------------------------------------
Current:  Federal                   $10,556            $8,653           $7,242
          State                       2,240             1,711            1,478
--------------------------------------------------------------------------------
                                     12,796            10,364            8,720
Deferred: Federal                       (25)              643              205
          State                        (536)             (124)            (355)
--------------------------------------------------------------------------------
                                       (561)              519             (150)
--------------------------------------------------------------------------------
Total                               $12,235           $10,883           $8,570
================================================================================

The total tax expense was greater than the amounts computed by applying the federal income tax rate because of the following:


--------------------------------------------------------------------------------
                                               2001         2000         1999
--------------------------------------------------------------------------------
Federal income tax expense
    at statutory rates                         35%           35%          34%
Tax-exempt interest                            (1%)          (1%)         (1%)
Amortization of excess cost over
    fair value of net assets acquired           1%            1%           1%
State income taxes net of
    federal benefit                             4%            4%           5%
Other                                           1%            1%           0%
--------------------------------------------------------------------------------
Total                                          40%           40%          39%
================================================================================

The effects of temporary differences between tax and financial accounting that create significant deferred-tax assets and liabilities at December 31, 2001 and 2000, and the recognition of income and expense for purposes of tax and financial reporting, that resulted in a net increase to Suffolk's net deferred tax asset for the years ended December 31, 2001 and 2000 are presented below:
(in thousands)

--------------------------------------------------------------------------------
                                            2001           2000         Change
--------------------------------------------------------------------------------
Deferred tax assets:
   Provision for possible
      loan losses                         $3,607         $3,217           $390
   Post-retirement benefits                  881            895            (14)
   Deferred compensation                     913            865             48
   Other                                     633            777           (144)
--------------------------------------------------------------------------------
Total deferred tax assets
   before valuation allowance              6,034          5,754            280
      Valuation allowance                     --             --             --
--------------------------------------------------------------------------------
Total deferred tax assets
   net of valuation allowance              6,034          5,754            280
--------------------------------------------------------------------------------
Deferred tax liabilities:
    Pension                                1,722          1,742            (20)
    Securities available for sale            761          1,756           (995)
--------------------------------------------------------------------------------
Total deferred tax liabilities             2,483          3,498         (1,015)
--------------------------------------------------------------------------------
Net deferred tax asset                    $3,551         $2,256         $1,295
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

The following tables set forth the status of Suffolk Bancorp's combined plan as of September 30, 2001 and September 30, 2000, the time at which the annual valuation of the plan is made.

The following table sets forth the plan's change in benefit obligation:

--------------------------------------------------------------------------------
                                                      2001             2000
--------------------------------------------------------------------------------
Benefit obligation at beginning of year           $12,718,696      $12,243,405
Service cost                                        1,153,567          773,131
Interest cost                                         903,010          839,619
Actuarial loss (gain)                                 892,252         (511,677)
Benefits paid                                        (687,214)        (625,782)
--------------------------------------------------------------------------------
Benefit Obligation at end of year                 $14,980,311      $12,718,696
================================================================================

The following table sets forth the plan's change in plan assets:

--------------------------------------------------------------------------------
                                                      2001             2000
--------------------------------------------------------------------------------
Fair value of plan assets at beginning of year    $18,301,945      $16,293,706
Actual return on Plan Assets                       (1,467,460)       1,675,077
Employer contribution                                 228,934          958,944
Benefits paid                                        (687,214)        (625,782)
--------------------------------------------------------------------------------
Fair value of Plan Assets at end of year          $16,376,205      $18,301,945
================================================================================

The following table summarizes the funded status of the plan:

--------------------------------------------------------------------------------
                                                      2001             2000
--------------------------------------------------------------------------------
Funded status                                     $1,395,894       $5,583,249
Unrecognized net transition liability               (172,364)        (226,352)
Unrecognized prior service cost                      331,423          (48,515)
Unrecognized net loss (gain)                       2,571,549       (1,321,122)
--------------------------------------------------------------------------------
Prepaid cost                                      $4,126,502       $3,987,260
================================================================================

The following table summarizes the net periodic pension cost:

--------------------------------------------------------------------------------
                                        2001            2000            1999
--------------------------------------------------------------------------------
Service cost                          $901,874       $ 777,608       $ 773,131
Interest cost on projected
   benefit obligations                 991,645         903,010         839,619
Expected return on plan assets      (1,373,214)     (1,532,959)     (1,397,643)
Net amortization & deferral             22,691         (57,967)        (57,967)
--------------------------------------------------------------------------------
Net periodic pension cost             $542,996       $  89,692       $ 157,140
================================================================================

The weighted-average discount rate for purposes of determining net periodic pension cost was 6.75 percent in 2001, 7.25 percent in 2000, and 7.00 in 1999. The rate of increase in future compensation levels used in determining these amounts was 4.00 percent in 2001, 4.25 percent in 2000, and 4.0 percent in 1999. The expected long-term rate of return on assets is 8.5 percent for 2001, 8.5 percent for 2000, and 7.5 percent for 1999.

(B) Director's Retirement Income Agreement of the Bank of the Hamptons -- On April 11, 1994, Suffolk acquired Hamptons Bancshares, Inc., which had a director's deferred compensation plan. The liability for this plan was approximately $504,000 and $529,000 on December 31, 2001 and 2000. Interest (approximately $37,000 in 2001 and $39,000 in 2000) is accrued over the term of the plan. In 2001, the Bank paid approximately $65,000 to participants.

(C) Deferred Compensation Plan -- During 1986, the Board approved a deferred compensation plan. Under the plan, certain employees and Directors of Suffolk elected to defer compensation aggregating approximately $177,000 in exchange for stated future payments to be made at specified dates. The rate of return on the initial deferral was guaranteed. For purposes of financial reporting, interest (approximately $280,000 in 2001, $199,000 in 2000, and $204,000 in 1999) at the
plan's contractual rate is being accrued on the deferral amounts over the expected plan term. During 2001, Suffolk made payments of approximately $160,000 to participants of the plan.

Suffolk has purchased life insurance policies on the plan's participants based upon reasonable actuarial benefit and other financial assumptions where the present value of the projected cash flows from the insurance proceeds approximates the present value of the projected cost of the employee benefit. Suffolk is the named beneficiary on the policies. Net insurance income related to the policies aggregated approximately $58,000, $21,000, and $33,000, in 2001, 2000, and 1999, respectively.

(D) Post-Retirement Benefits Other Than Pension -- The following table sets forth the post-retirement benefit liability included in other liabilities in the accompanying consolidated statements of condition as of December 31, 2001 and 2000:

--------------------------------------------------------------------------------
                                                       2001             2000
--------------------------------------------------------------------------------
Accumulated post-retirement benefit obligation
  (the "APBO"):
Retirees                                          $  (567,831)     $  (594,472)
Fully eligible active plan participants              (159,761)        (520,426)
Other active participants                            (104,304)        (490,275)
--------------------------------------------------------------------------------
Total APBO                                        $  (831,896)     $(1,605,173)
Unrecognized net gain                              (1,252,145)        (490,425)
Unrecognized transition obligation                      9,190           10,098
--------------------------------------------------------------------------------
Post-retirement benefit liability                 $(2,074,851)     $(2,085,500)
================================================================================

The decrease in pension expense reflects that fact that the health portion of the plan was closed as of January 1, 1998, and Suffolk's only cost per participant is fixed at $13.65 per month.

Net periodic post-retirement benefit cost (the "net periodic cost") for the years ended December 31, 2001, 2000, and 1999 includes the following components:

--------------------------------------------------------------------------------
                                       2001             2000             1999
--------------------------------------------------------------------------------
Service cost of benefits earned     $13,740         $ 67,587         $ 85,169
Interest cost on liability           54,435          106,755          131,389
Unrecognized (gain) loss            (73,074)         (12,276)             908
--------------------------------------------------------------------------------
Net periodic cost                   $(4,899)        $162,066         $217,466
================================================================================

Benefit assumptions are based on sponsor contributions of $13.65 per month per retiree for medical expenses and $0.27 per participant per month per $1,000 of life insurance. The retiree is responsible for the premiums calculated, less sponsor contributions.

(E) Deferred Bonus Plans -- During 1999, the Board approved a non-qualified deferred compensation plan. Under this plan, certain employees and Directors of Suffolk may elect to defer some or all of their compensation in exchange for a future payment of the compensation deferred, with accrued interest, at retirement. During 2001 participants deferred compensation totaling $304,000. No payments have been made to any of the participants.

Note 10 -- Commitments and Contingent Liabilities

In the normal course of business, there are various outstanding commitments and contingent liabilities, such as standby letters-of-credit and commitments to extend credit, which are not reflected in the accompanying consolidated financial statements. No material losses are anticipated as a result of these transactions. Suffolk is contingently liable under standby letters-of-credit in the amount of $9,538,000, and $7,062,000 at December 31, 2001 and 2000,
respectively. Suffolk has commitments to make or to extend credit in the form of revolving open-end lines secured by one to four family residential properties, commercial real estate, construction and land development loans, and lease financing arrangements in the amount of $51,806,000 and $28,281,000, and commercial loans of $13,031,000 and $12,781,000 as of December 31, 2001 and 2000, respectively.

In the opinion of management, based upon legal counsel, liabilities arising from legal proceedings against Suffolk would not have a significant effect on the financial position of Suffolk.

During 2001, Suffolk was required to maintain balances with the Federal Reserve Bank of N.Y. for reserve and clearing requirements. These balances averaged $9,208,000 in 2001.

Total rental expense for the years ended December 31, 2001, 2000, and 1999 amounted to $756,000, $685,000, and $603,000, respectively.

At December 31, 2001, Suffolk was obligated under a number of noncancelable operating leases for land and buildings used for bank purposes. Minimum annual rentals, exclusive of taxes and other charges under noncancelable operating leases, are summarized as follows: (in thousands)

--------------------------------------------------------------------------------
                                                        Minimum Rentals
--------------------------------------------------------------------------------
            2002                                           $ 753
            2003                                             681
            2004                                             700
            2005                                             620
            2006  and thereafter                           2,629
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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2001, that the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 2001, the most recent notification from the Comptroller of the Currency categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. Management believes that since that notification no circumstances have changed the institution's category.

The Bank's actual capital amounts and ratios are also presented in the following table: (dollars in thousands)

--------------------------------------------------------------------------------------------------------------------------
                                                                                                 To Be Well Capitalized
                                                                               For Capital       Under Prompt Corrective
                                                        Actual                  Adequacy           Action Provisions
                                                  Amount      Ratio        Amount       Ratio      Amount       Ratio
==========================================================================================================================
As of December 31, 2001

Total Capital (to risk-weighted assets)         $105,136      11.91%      $70,641       8.00      $88,301      10.00%
Tier 1 Capital (to risk-weighted assets)          96,311      10.91%       35,320       4.00       52,980       6.00%
Tier 1 Capital (to average assets)                96,311       8.92%       43,194       4.00       53,992       5.00%
==========================================================================================================================
As of December 31, 2000

Total Capital (to risk-weighted assets)         $ 93,676      10.93%      $68,540       8.00      $85,675      10.00%
Tier 1 Capital (to risk-weighted assets)          85,927      10.03%       34,270       4.00       51,405       6.00%
Tier 1 Capital (to average assets)                85,927       8.51%       40,407       4.00       50,509       5.00%
==========================================================================================================================

                        Note 12 -- Credit Concentrations

Suffolk's principal investments are loans and a portfolio of short- and medium-term debt of the United States Treasury, states and other political subdivisions, U. S. government agencies, and corporations, and mortgage-backed securities and CMO's.

Consumer loans, net of unearned discounts, comprised 42.1 percent of Suffolk's loan portfolio and 28.7 percent of assets. A majority are indirect dealer-generated loans secured by automobiles. Most of these loans are made to residents of Suffolk's primary lending area. Each loan is small in amount. Borrowers represent a cross-section of the population and are employed in a variety of industries. The risk presented by any one loan is correspondingly small, and therefore, the risk that this portion of the portfolio presents to Suffolk depends on the financial stability of the population as a whole, not any one entity or industry. Loans secured by real estate comprise 41.1 percent of the portfolio and 28.1 percent of assets, 21.7 percent of which are for commercial real estate. Commercial real estate loans present greater risk than residential mortgages. Suffolk has attempted to minimize the risks of these loans by considering several factors, including the creditworthiness of the borrower, location, condition, value, and the business prospects for the security property. Commercial, financial, and agricultural loans, unsecured or secured by collateral other than real estate, comprise 16.7 percent of the loan portfolio and 11.4 percent of assets. These loans present significantly greater risk than other types of loans. Average credits are greater in size than consumer loans, and unsecured loans may be more difficult to collect. Suffolk obtains, whenever possible, both the personal guarantees of the principal(s) and cross-guarantees among the principals' business enterprises. U. S. Treasury securities represented 3.9 percent of the investment portfolio and 0.8 percent of assets. U.S. government agency debt securities represented 19.2 percent of the investment portfolio and 4.2 percent of assets. Collateralized mortgage obligations represented 67.4 percent of the investment portfolio and 14.7 percent of assets. These offer little or no financial risk. Municipal obligations constitute 5.1 percent of the investment portfolio and 1.1 percent of assets. These obligations present slightly greater risk than U. S. Treasury securities, or those secured by the U. S. government, but significantly less risk than loans because they are backed by the full faith and taxing power of the issuer, each of which is located in the state of New York. Suffolk's usually holds these securities to maturity.

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

-----------------------------------------------------------------------------------------
                                              2001                       2000
-----------------------------------------------------------------------------------------
                                    Carrying        Fair        Carrying        Fair
                                     Amount         Value        Amount         Value
-----------------------------------------------------------------------------------------
Cash & cash equivalents              $60,926       $60,926       $69,584       $69,584
Investment securities
  available for sale                 241,061       241,061       149,186       149,186
Investment securities
  held to maturity                    13,559        13,872        16,785        17,218
Loans, net                           787,285       796,005       768,248       773,470
Accrued interest receivable            5,557         5,557         6,298         6,298
Deposits                           1,051,712     1,054,996       942,436       944,664
Accrued interest payable               2,513         2,513         3,325         3,325

=========================================================================================

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

The carrying amount and fair value of loans were as follows at December 31, 2001 and 2000: (in thousands)

-----------------------------------------------------------------------------------------
                                              2001                       2000
-----------------------------------------------------------------------------------------
                                    Carrying       Fair         Carrying        Fair
                                     Amount        Value         Amount         Value
-----------------------------------------------------------------------------------------
Commercial, financial
  & agricultural                   $133,076      $134,080       $133,524      $135,240
Commercial real estate              173,092       175,380        158,443       159,755
Real estate
  construction loans                 27,365        27,306         34,393        34,161
Residential mortgages
  (1st & 2nd liens)                  95,424        94,873         89,337        90,836
Home equity loans                    31,699        31,355         22,010        21,831
Consumer loans                      335,381       339,625        336,780       334,462
Other loans                             605           605          2,797         2,797

-----------------------------------------------------------------------------------------
Totals                             $796,642      $803,224       $777,284      $779,082
=========================================================================================

Investment Securities

The fair value of the investment portfolio, including mortgage-backed securities, was based on quoted market prices or market prices of similar instruments.

Deposit Liabilities

The fair value of certificates of deposit less than $100,000 was calculated by discounting cash flows with applicable origination rates. At December 31, 2001, the fair value of certificates of deposit less than $100,000 totaling $276,620,000 had a carrying value of $273,563,000. At December 31, 2001, the fair value of certificates of deposit more than $100,000 totaling $30,264,000 had a carrying value of $30,038,000.

Commitments to Extend Credit, Standby Letters-of-Credit, and Written Financial Guarantees

The fair value of commitments to extend credit was estimated by either discounting cash flows or using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the current creditworthiness of the counterparties.

The estimated fair value of written financial guarantees and letters-of-credit is based on fees currently charged for similar agreements. The contractual amounts of these commitments were $22,569,000 and $19,843,000 at December 31, 2001 and 2000. The fees charged for the commitments were not material in amount.

Note 14 -- Selected Quarterly Financial Data (unaudited)

 The comparative results for the four quarters of 2001 and 2000 are as follows:
         (in thousands of dollars except for share and per-share data)

------------------------------------------------------------------------------------------------------------------------------------
                                                           2001                                            2000
------------------------------------------------------------------------------------------------------------------------------------
                                        1st Qtr.    2nd Qtr.    3rd Qtr.    4th Qtr.    1st Qtr.    2nd Qtr.    3rd Qtr.    4th Qtr.
------------------------------------------------------------------------------------------------------------------------------------
Interest income                     $   19,893  $    19,973 $    19,995 $    19,704 $    18,347 $    19,017 $    19,385 $    20,104
Interest expense                          6,543       6,396       5,985       5,418       5,890       6,169       6,044       6,245
------------------------------------------------------------------------------------------------------------------------------------
Net interest income                      13,350      13,577      14,010      14,286      12,457      12,848      13,341      13,859
Provision for possible loan losses          405         405         405         329         300         300         300         300
------------------------------------------------------------------------------------------------------------------------------------
Net interest income after provision
  for possible loan losses               12,945      13,172      13,605      13,957      12,157      12,548      13,041      13,559
Other income                              2,173       2,456       2,357       2,562       1,929       1,841       1,974       2,043
Other expense                             7,928       7,679       8,068       8,632       7,965       7,621       7,899       8,491
Provision for income taxes                2,787       3,121       3,134       3,193       2,492       2,693       2,856       2,843
------------------------------------------------------------------------------------------------------------------------------------
Net income                               $4,403      $4,828      $4,760      $4,694      $3,629      $4,075      $4,260      $4,268
====================================================================================================================================
Basic per-share data:
------------------------------------------------------------------------------------------------------------------------------------
  Net income                              $0.37       $0.41       $0.40       $0.40       $0.30       $0.34       $0.35       $0.36
  Cash dividends                          $0.14       $0.14       $0.14       $0.14      $0.115      $0.115      $0.115      $0.115
  Average shares                     11,900,940  11,820,294  11,799,620  11,770,640  12,098,412  12,021,012  11,990,128  11,995,050
====================================================================================================================================

Note 15 -- Suffolk Bancorp (Parent Company Only) Condensed Financial Statements (in thousands)

---------------------------------------------------------------------------------------------------------------
Condensed Statements of Condition as of December 31,                           2001        2000        1999
---------------------------------------------------------------------------------------------------------------
Assets
Due From Banks                                                               $ 1,758     $ 1,455     $ 1,388
Investment in Subsidiaries:     SCNB                                          97,125      87,283      77,289
Other Assets                                                                     264       1,166         145
---------------------------------------------------------------------------------------------------------------
Total Assets                                                                 $99,147     $89,904     $78,822
===============================================================================================================
Liabilities and Stockholders' Equity
Dividends Payable                                                            $ 1,648     $ 1,373     $ 1,273
Other Liabilities                                                                662         478         215
Stockholders' Equity                                                          96,837      88,053      77,334
---------------------------------------------------------------------------------------------------------------
Total Liabilities and Stockholders' Equity                                   $99,147     $89,904     $78,822
===============================================================================================================


---------------------------------------------------------------------------------------------------------------
Condensed Statements of Income for the Years Ended December 31,                2001        2000       1999
---------------------------------------------------------------------------------------------------------------
Income
Net Security Gains                                                           $   208      $   88     $    --
Other Income                                                                      14          20          --
Dividends From Subsidiary Bank                                                 9,350       8,965       5,635
---------------------------------------------------------------------------------------------------------------
                                                                               9,572       9,073       5,635
Expense
Other Expense                                                                    312         320         275
---------------------------------------------------------------------------------------------------------------
Income Before Equity in Undistributed Net Income of Subsidiaries               9,260       8,753       5,360
Equity in Undistributed Earnings of Subsidiaries                               9,425       7,479       7,769
---------------------------------------------------------------------------------------------------------------
Net Income                                                                   $18,685     $16,232     $13,129
===============================================================================================================


---------------------------------------------------------------------------------------------------------------
Condensed Statements of Cash Flows for the Years Ended December 31,             2001        2000        1999
---------------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities
   Net Income                                                                $18,685     $16,232     $13,129
   Less: Equity in Undistributed Earnings of Subsidiaries                     (9,425)     (7,479)     (7,769)
   Other, Net                                                                    146         173         280
---------------------------------------------------------------------------------------------------------------
Net Cash Provided by Operating Activities                                      9,406       8,926       5,640
---------------------------------------------------------------------------------------------------------------
Cash Flows From Investing Activities
   Purchases of Investment Securities; Available for Sale                         --      (1,247)         --
   Maturities of Investment Securities; Available for Sale                       796         451          --
---------------------------------------------------------------------------------------------------------------
Net Cash Provided by (Used in) Investing Activities                              796        (796)         --
---------------------------------------------------------------------------------------------------------------
Cash Flows From Financing Activities
   Stock Options Exercised                                                       795          --          --
   Repurchase of Common Stock                                                 (4,361)     (2,641)       (674)
   Dividends Paid                                                             (6,333)     (5,422)     (4,921)
---------------------------------------------------------------------------------------------------------------
Net Cash Used in Financing Activities                                         (9,899)     (8,063)     (5,595)
---------------------------------------------------------------------------------------------------------------
Net Increase in Cash and Cash Equivalents                                        303          67          45
Cash and Cash Equivalents, Beginning of Year                                   1,455       1,388       1,343
---------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents, End of Year                                       $ 1,758     $ 1,455     $ 1,388
===============================================================================================================

Note: No income tax provision has been recorded on the books of Suffolk Bancorp since it files a return consolidated with its subsidiaries

                    Report of Independent Public Accountants

To the Stockholders and Board of Directors of Suffolk Bancorp:

We have audited the accompanying consolidated statements of condition of Suffolk Bancorp and its subsidiary (the Company) as of December 31, 2001 and 2000 and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2001 and 2000 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

                                               ARTHUR ANDERSEN LLP

New York, New York
January 16, 2002


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

Riverhead, New York
January 16, 2002

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

                     ANNUAL REPORT PURSUANT TO SECTION 13 OF
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the fiscal year ended December 31, 2001 Commission File Number 0-13580

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

Class of Common Stock                         Number of Shares Outstanding as of
                                                    February 1, 2002

  $2.50 Par Value                                       11,770,596

The aggregate market value of the Registrant's Common Stock (based on the most recent sale at $27.75 on February 1, 2002) held by non-affiliates was approximately $326,634,000.

                                     PART I
                       DOCUMENT INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for its Annual Meeting of Shareholders to be held April 9, 2002, filed on March 8, 2002.
(Part III)

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

Suffolk and its subsidiaries had 353 full-time and 56 part-time employees on December 31, 2001.

                    The Suffolk County National Bank ("Bank")

The Suffolk County National Bank of Riverhead was organized under the National Banking laws of the United States of America on January 6, 1890. The Bank is a member of the Federal Reserve System, and its deposits are insured by the Federal Deposit Insurance Corporation to the extent provided by law.

Directed by members of the communities it serves, the Bank's main service area includes the towns of Babylon, Brookhaven, East Hampton, Islip, Riverhead, Smithtown, Southampton, and Southold. The main office of the Bank is situated at 6 West Second Street, Riverhead, New York. Its branch offices are located at Bohemia, Center Moriches, Cutchogue, East Hampton, Hampton Bays, Hauppauge, Manorville, Mattituck, Medford, Miller Place, Montauk, Port Jefferson, Riverhead, Sag Harbor, Sayville, Shoreham, Smithtown, Southampton, Wading River, Water Mill, West Babylon, and Westhampton Beach, New York.

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

As a consequence of the extensive regulation of commercial banking activities in the United States, the business of Suffolk and its subsidiaries are particularly susceptible to federal and state legislation that may have the effect of increasing or decreasing the cost of doing business, modifying permissible activities, or enhancing the competitive position of other financial institutions.

Suffolk is a bank holding company registered under the Bank Holding Company Act ("BHC" Act) and is subject to supervision and regulation by the Federal Reserve Board. Federal laws subject bank holding companies to particular restrictions on the types of activities in which they may engage, and to a range of supervisory requirements and activities, including regulatory enforcement actions for violation of laws and policies.

                     Activities "Closely Related" to Banking

The BHC Act prohibits a bank holding company, with certain limited exceptions, from acquiring direct or indirect ownership or control of any voting shares of any company that is not a bank or from engaging in any activities other than those of banking, managing or controlling banks and certain other subsidiaries, or furnishing services to or performing services for its subsidiaries. One principal exception to these prohibitions allows the acquisition of interests in companies whose activities are found by the Federal Reserve Board, by order or regulation, to be closely related to banking, managing, or controlling banks. If a bank holding company has become a "financial holding company" (an "FHC"), it may engage in activities that are jointly determined by the Federal Reserve Board and the Treasury Department to be "financial in nature or incidental to such financial activity." FHCs may also engage in activities that are determined by the Federal Reserve to be "complementary to financial activities." See "Gramm-Leach-Bliley Act" for a brief summary of the statutory provisions relating to FHCs.

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

The Federal Reserve Board has broad authority to prohibit activities of bank holding companies and their non-banking subsidiaries which represent unsafe and unsound banking practices or which constitute violations of laws or regulations. Notably, the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") provides that the Federal Reserve Board can assess civil money penalties for such practices or violations, which can be as high as $1 million per day. FIRREA contains expansive provisions regarding the scope of individuals and entities against which such penalties may be assessed.

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

            Imposition of Liability for Undercapitalized Subsidiaries

The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") required each federal banking agency to revise its risk-based capital standards to ensure that those standards take adequate account of interest rate risk, concentration of credit risk, and the risks of nontraditional activities, as well as reflect the actual performance and expected risk of loss on multifamily mortgages. In accordance with the law, each federal banking agency has specified, by regulation, the levels at which an insured institution would be considered "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized." Under these regulations, as of December 31, 2001, the Bank would be deemed to be "well capitalized."

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

                             Interstate Acquisitions

Under the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994, beginning on September 29, 1995, bank holding companies may acquire banks in any state subject to limited restrictions including bank age and deposit concentration limits, notwithstanding contrary state law. All banks owned in common by a bank holding company may act as agents for one another. An agent bank may receive deposits, renew time deposits, accept payments, and close and service loans for its principal bank and not be considered to be a branch of the principal banks.

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

                  Restrictions on Transactions with Affiliates

Section 23A of the Federal Reserve Act imposes quantitative and qualitative limits on transactions between a bank and any affiliate, and requires certain levels of collateral for such loans. It also limits the amount of advances to third parties which are collateralized by the securities or obligations of Suffolk or its subsidiaries.

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

                       Standards for Safety and Soundness

As part of the FDICIA's efforts to promote the safety and soundness of depository institutions and their holding companies, appropriate federal banking regulators are required to have in place regulations specifying operational and management standards (addressing internal controls, loan documentation, credit underwriting, and interest rate risk), asset quality, and earnings. In addition, the Federal Reserve Board, the OCC, and FDIC have extensive authority to police unsafe or unsound practices and violations of applicable laws and regulations by depository institutions and their holding companies. For example, the FDIC may terminate the deposit insurance of any institution that it determines has engaged in an unsafe or unsound practice. The agencies can also assess civil money penalties of up to $1 million per day, issue cease-and-desist or removal orders, seek injunctions, and publicly disclose such actions.

                             Gramm-Leach-Bliley Act

The Gramm-Leach-Bliley Act, effective on March 11, 2000, permits bank holding companies to become FHCs and, by doing so, affiliate with securities firms and insurance companies and engage in other activities that are financial in nature or complementary thereto. A bank holding company may become an FHC, if each of its subsidiary banks is well capitalized under the FDICIA prompt corrective action provisions, is well managed, and has at least a satisfactory rating under the Community Reinvestment Act, by filing a declaration that the bank holding company wishes to become an FHC and meets all applicable requirements.

No prior regulatory approval is required for an FHC to acquire a company, other than a bank or savings association, engaged in activities permitted under the Gramm-Leach-Bliley Act. Activities specified in the Gramm-Leach-Bliley Act as being "financial in nature" include securities underwriting and dealing, and insurance underwriting and agency activities. Activities that the Federal Reserve Board has determined to be closely related to banking are also deemed to be financial in nature.

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

In July of 2001, provisions of the Gramm-Leach-Bliley Act became effective that impose additional requirements on financial institutions with respect to customer privacy. These provisions generally prohibit disclosure of customer information to non-affiliated third parties unless the customer has been given the opportunity to object, and has not objected, to such disclosure. Financial institutions are also required to disclose their privacy policies to customers annually and may be required to comply with provisions of applicable state law if such provisions are more protective of customer privacy than those contained in the Gramm-Leach-Bliley Act.

             Governmental Monetary Policies and Economic Conditions

The principal sources of funds essential to the business of banks and bank holding companies are deposits, stockholders' equity, and borrowed funds. The availability of these various sources of funds and other potential sources, such as preferred stock or commercial paper, and the extent to which they are utilized, depends on many factors, the most important of which are the Federal Reserve Board's monetary policies and the relative costs of different types of funds. An important function of the Federal Reserve Board is to regulate the national supply of bank credit in order to combat recession and curb inflationary pressure. Among the instruments of monetary policy used by the Federal Reserve Board to implement these objectives are open market operations in United States government securities, changes in the discount rate on bank borrowings, and changes in reserve requirements against bank deposits. The monetary policies of the Federal Reserve Board have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future. In view of the recent changes in regulations affecting commercial banks and other actions and proposed actions by the federal government and its monetary and fiscal authorities, including proposed changes in the structure of banking in the United States, no prediction can be made as to future changes in interest rates, availability of credit, deposit balances, or the overall performance of banks generally or of Suffolk and its subsidiaries in particular.

                             STATISTICAL DISCLOSURE

ITEM 2.  Properties
                                   Registrant

Suffolk as such has no physical properties. Office facilities of Suffolk are located at 6 West Second Street, Riverhead, New York.

                                      Bank

The Bank's main offices are also located at 6 West Second Street, Riverhead, New York, which the Bank owns in fee. The Bank owns a total of 15 buildings in fee and holds 18 buildings under lease agreements. The decision was made to consolidate a number of offices housing central operations in a new facility on property already owned by the Bank in Riverhead, New York, in the interest of operational efficiency. Construction began late in 2001 under a contract with a guaranteed maximum price of $7,681,000. Capitalized costs through February 1, 2002 totaled $643,000. Depreciation will commence upon occupancy, expected during the fourth quarter of 2002. Management anticipates that costs will exceed current run rates in the first years after construction. Otherwise, management believes that the physical facilities are suitable and adequate and at present are being fully utilized. Suffolk, however, evaluates future needs continuously and anticipates other changes in its facilities during the next several years.

ITEM 3.  Legal Proceedings

There are no material legal proceedings, individually or in the aggregate, to which Suffolk or its subsidiaries are a party or of which any of the property is subject.

ITEM 4.  Submission of Matters to a Vote of Security Holders

None.
                                     PART II

ITEM 5.  Market for Registrant's Common Equity and Related Stockholder Matters

Pages 4 and 17 of this Annual Report to Shareholders for the fiscal year ended December 31, 2001. At February 1, 2002, there were 1,879 equity holders of record and approximately 1,536 beneficial shareholders of the Company's common stock.

ITEM 6.  Selected Quarterly Financial Data

Page 28 of this Annual Report to Shareholders for the fiscal year ended December 31, 2001.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Pages 5 - 14 of this Annual Report to Shareholders for the fiscal year ended December 31, 2001.

ITEM 8.  Financial Statements and Supplementary Data

Pages 15 - 30 of this Annual Report to Shareholders for the fiscal year ended December 31, 2001.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

                                    PART III

ITEM 10.  Directors and Executive Officers of the Registrant

Pages 2 - 6 of Registrant's Proxy Statement for its Annual Meeting of Shareholders to be held on April 9, 2002 is incorporated herein by reference.

                                                                            Executive Officers
      NAME                  AGE                    POSITION                                                BUSINESS EXPERIENCE
      ----                  ---                    --------                                                -------------------
Thomas S. Kohlmann          55      President and Chief Executive Officer    Oct-99    -  Present    President, CEO, and Director,
                                                                                                     Suffolk Bancorp
                                                                             Oct-99    -  Present    President, CEO, and Director,
                                                                                                     SCNB
                                                                             Jan-98    -  Oct-99     EVP, Suffolk Bancorp
                                                                             Jan-96    -  Oct-99     EVP and Chief Lending Officer
                                                                             Feb-92    -  Dec-95     SVP, SCNB
                                                                             1980      -  Feb-92     Marine Midland Bank
                                                                             Employed by The Suffolk County National Bank since
                                                                             February 1992.

J. Gordon Huszagh           48           Executive Vice President and        Jan-99    -  Present    EVP and CFO, Suffolk Bancorp
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
                                                                                                     Loan
                                                                             Employed by The Suffolk County National Bank since
                                                                             January 1983.

Victor F. Bozuhoski, Jr.    63             Executive Vice President          Jan-97    -  Present    EVP, Suffolk Bancorp
                                                Retail Banking               Jan-97    -  Present    EVP, Retail Banking, SCNB
                                                                             Dec-88    -  Dec-96     EVP and CFO, Suffolk Bancorp,
                                                                                                     SCNB
                                                                             Dec-87    -  Dec-88     EVP, Comptroller, and CFO,
                                                                                                     Suffolk Bancorp, SCNB
                                                                             Dec-85    -  Dec-87     SVP and Comptroller, Suffolk
                                                                                                     Bancorp, SCNB
                                                                             Jan-78    -  Dec-85     VP and Comptroller, SCNB
                                                                             Employed by The Suffolk County National Bank since
                                                                             September 1965.

Augustus C. Weaver          59             Executive Vice President          Jan-98    -  Present    EVP, Suffolk Bancorp
                                          Chief Information Officer          Jan-96    -  Present    EVP and Chief Information
                                                                                                     Officer, SCNB
                                                                             Feb-87    -  Dec-95     President, Island Computer
                                                                                                     Corporation of New York, Inc.
                                                                             Feb-86    -  Feb-87     Director of Data Processing
                                                                                                     and Corporate Planning,
                                                                                                     Southland Frozen Food
                                                                                                     Corporation
                                                                             Feb-62    -  Feb-86     VP & Director of Operations,
                                                                                                     Long Island Savings Bank
                                                                             Employed by The Suffolk County National Bank since
                                                                             January 1996.

Robert C. Dick              52             Executive Vice President          Apr-00    -  Present    EVP, Suffolk Bancorp
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
                                                                                                     Bank
                                                                             Employed by The Suffolk County National Bank since
                                                                             January 1980.


ITEM 11.  Executive Compensation

Pages 4 - 8 of Registrant's Proxy Statement for its Annual Meeting of Shareholders to be held on April 9, 2002 is incorporated herein by reference.

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management

Pages 2, 6, 7, and 9 of Registrant's Proxy Statement for its Annual Meeting of Shareholders to be held on April 9, 2002 is incorporated herein by reference.

ITEM 13.  Certain Relationships and Related Transactions

Page 8 of Registrant's Proxy Statement for its Annual Meeting of Shareholders to be held on April 9, 2002 is incorporated herein by reference.

                                     PART IV

ITEM 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

The following consolidated financial statements of the Registrant and Subsidiaries, and the accountant's report thereon, included on pages 15 through 30 inclusive.

    Financial Statements (Consolidated)
    Statements of Condition-- December 31, 2001 and 2000
    Statements of Income-- For the years ended December 31, 2001, 2000, and 1999 Statements of Changes in Stockholders' Equity -- For the years ended December 31, 2001, 2000, and 1999 Statements of Cash Flows -- For the years ended December 31, 2001, 2000, and 1999 Notes to Consolidated Financial Statements

                                    EXHIBITS

The following exhibits, which supplement this report, have been filed with the Securities and Exchange Commission. Suffolk Bancorp will furnish a copy of any or all of the following exhibits to any persons sending a request in writing to the Corporate Secretary, Suffolk Bancorp, 6 West Second Street, Riverhead, New York 11901.

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

There were no reports filed on Form 8-K during the three-month period ended December 31, 2001.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUFFOLK BANCORP
March 8, 2002
(Registrant)


By:  /s/ EDWARD J. MERZ                  By:  /s/ BRUCE COLLINS                   By:  /s/ TERENCE X. MEYER
     --------------------------------         --------------------------------         --------------------------------
         Edward J. Merz                           Bruce Collins                            Terence X. Meyer
         Chairman                                 Director                                 Director
         Director
                                         By:  /s/ JOSEPH A. DEERKOSKI             By:  /s/ SUSAN V. B. O'SHEA
By:  /s/ THOMAS S. KOHLMANN                   --------------------------------         --------------------------------
     --------------------------------             Joseph A. Deerkoski                      Susan V. B. O'Shea
         Thomas S. Kohlmann                       Director                                 Director
         President and
         Chief Executive Officer         By:  /s/ HOWARD M. FINKELSTEIN           By:  /s/ J. DOUGLAS STARK
         Director                             --------------------------------         --------------------------------
                                                  Howard M. Finkelstein                    J. Douglas Stark
By:  /s/ J. GORDON HUSZAGH                        Director                                 Director
     --------------------------------
         J. Gordon Huszagh               By:  /s/ EDGAR F. GOODALE                By:  /s/ PETER VAN DE WETERING
         Executive Vice President and         --------------------------------         --------------------------------
         Chief Financial Officer                  Edgar F. Goodale                         Peter Van de Wetering
                                                  Director                                 Director

                             SUFFOLK [LOGO] BANCORP


                                    Directors

                                 Edward J. Merz
                                    Chairman


                                  Bruce Collins
                                     Retired

                               Joseph A. Deerkoski
              Consultant to Neefus-Stype, Inc. (general insurance)

                              Howard M. Finkelstein
            Partner, Smith, Finkelstein, Lundberg, Isler & Yakaboski
                                   (attorneys)

                                Edgar F. Goodale
                   President, Riverhead Building Supply Corp.

                               Thomas S. Kohlmann
                       President & Chief Executive Officer

                                Terence X. Meyer
         Managing Partner, Meyer, Meyer, Metli & Keneally, Esqs. L.L.P.
                                   (attorneys)

                               Susan V. B. O'Shea
               Managing Partner, L. I. Commercial Industrial Corp.
                            (commercial real estate)

                                J. Douglas Stark
                       President, Stark Mobile Homes, Inc.

                              Peter Van de Wetering
                           President, Van de Wetering
                      Greenhouses, Inc. (wholesale nursery)

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

                                 Robert C. Dick
                            Executive Vice President

                               Augustus C. Weaver
                            Executive Vice President

                                Douglas Ian Shaw
                      Vice President & Corporate Secretary

                                 SUFFOLK COUNTY
                          [LOGO] --------------
                                  NATIONAL BANK


DIRECTORS                         COMPLIANCE                      Montauk Harbor Office                TRUST & INVESTMENT
Edward J. Merz                    Jeanne P. Hamilton              Montauk Village Office               SERVICES
  Chairman of the Board               Senior Vice President       Stephanie D. Hemby                   Dan A. Cicale
Bruce Collins                                                       Manager                              Senior Vice President
Joseph A. Deerkoski               RETAIL BANKING                                                         & Trust Officer
Howard M. Finkelstein             Frank D. Filipo                 Port Jefferson Office
Edgar F. Goodale                    Senior Vice President,        Peter A. Poten
Thomas S. Kohlmann                  Retail Banking                  Vice President                     Trust & Estate Services
Terence X. Meyer                  Richard J. Micallef                                                  Linda Schwartz
Susan V. B. O'Shea                  Vice President                Riverhead, Ostrander                   Assistant Vice President
J. Douglas Stark                                                  Avenue Office                        Joseph Gibbons
Peter Van de Wetering             Bohemia Office                  Linda C. Zarro                         Vice President
                                  Stan V. Gelish                    Vice President                     Lori E. Thompson
                                    Vice President                                                       Vice President
EXECUTIVE OFFICERS                                                Riverhead, Second Street Office      Warren Palzer
Thomas S. Kohlmann                Center Moriches Office          Robert H. Militscher                   Vice President
  President &                     Thomas R. Columbus, Sr.           Regional Senior Vice President
  Chief Executive Officer           Vice President
J. Gordon Huszagh                                                 Sag Harbor Office                    Private Banking
  Executive Vice President &      Cutchogue Office                Jane P. Markowski                    Richard B. Smith
  Chief  Financial Officer        Richard J. Noncarrow              Assistant Vice President               Senior Vice President
Victor F. Bozuhoski, Jr.            Vice President                                                     Benjamin Mancuso
   Executive Vice President                                       Sayville                                 Vice President
   Retail Banking                 East Hampton Pantigo Office     Pamela S. Werner                     Margaret Lupardo
Augustus C. Weaver                Margaret B. Meighan               Manager                                Vice President
   Executive Vice President &       Assistant Vice President
   Chief Information Officer                                      Shoreham Office
Robert C. Dick                    East Hampton Village Office     Wendy A. Stapon                      Investors' Marketplace
  Executive Vice President &      Jill James                        Manager                            William C. Araneo
  Chief Lending Officer             Vice President                                                       Vice President
                                                                  Smithtown Office
LOANS                             Hampton Bays Office             William K. Miller                    COMPTROLLER
Philip D. Ammirato                David Barczak                     Regional  Vice President           William Cassara
  Senior Vice President             Assistant Vice President                                             Vice President
Lawrence Milius                                                   Southampton Office
  Senior Vice President           Hauppauge Office                Patricia Bolomey                     CORPORATE SERVICES
Peter M. Almasy                   Dean Kupinsky                     Vice President                     Douglas Ian Shaw
  Vice President                    Vice President                                                       Vice President &
Joan Brigante                                                     Wading River Office                    Corporate Secretary
    Vice President                Hampton Bays Office             Anita Nigrel
David T. De Vito                  David Barczak                     Regional Vice President            FACILITIES
  Vice President                    Assistant Vice President                                           Charles E. Anderson
John Dunleavy                                                     Water Mill Office                      Manager
    Vice President                Manorville Office               Joanne Goodwin
Robert T. Ellerkamp               Diane De Fabrizio                 Assistant Branch Manager           HUMAN RESOURCES
  Vice President                    Assistant Vice President                                           Joseph Feuerman, Jr.
John J. Reilly                                                    West Babylon Office                  Assistant Vice President
  Vice President                  Medford Office                  Charles F. Bivona
Frederick J. Weinfurt             Paul E. Vaas                      Assistant Vice President           DATA PROCESSING
  Vice President                    Vice President                                                     Mark J. Drozd
                                                                  Westhampton Beach Office               Senior Vice President
AUDIT LIAISON & SECURITY          Miller Place Office             Anthony Leone
Alexander B. Doroski              Michele Fenning                   Vice President                     OPERATIONS
   Senior Vice President            Assistant Vice President                                           Dennis F. Orski
                                                                                                         Senior Vice President

                                                                                                       MARKETING
                                                                                                       Brenda B. Sujecki
                                                                                                         Vice President


                      Directory of Offices and Departments
                                                                                                              Area Code (631)
                          ON THE WEB AT:    WWW.SCNB.COM                                                Telephone             FAX
------------------------------------------------------------------------------------------------------------------------------------
                       Executive Offices    322 Roanoke Avenue, Riverhead, N.Y. 11901                   727-3800            727-2638
    Audit Liaison, Compliance & Security    220 Roanoke Avenue, Riverhead, N.Y. 11901                   727-2855            727-9223
                          Bohemia Office    3880 Veterans Memorial Highway, Bohemia, N.Y. 11716         585-4477            585-4809
                          Retail Banking    6 West Second Street, Riverhead, N.Y. 11901                 727-3850            727-3873
Business and Professional Banking Center    260 Middle County Road, Smithtown, N.Y. 11787               979-3400            979-3430
                  Center Moriches Office    502 Main Street, Center Moriches, N.Y. 11934                878-8800            878-4431
                        Commercial Loans    244 Old Country Road, Riverhead, N.Y. 11901                 727-2701            727-5798
                                            3880 Veterans Memorial Highway, Bohemia, N.Y. 11716         580-0181            580-0183
                                            351 Pantigo Road, East Hampton, N.Y. 11937                  324-2502            324-6367
                                            137 West Broadway, Port Jefferson, N.Y. 11777               642-1000            642-0200
                                            295 North Sea Road, Southampton, N.Y. 11968                 287-3104            287-3296
                              Compliance    322 Roanoke Avenue, Riverhead, N.Y. 11901                   727-3800            727-2638
                             Comptroller    206 Griffing Avenue, Riverhead, N.Y. 11901                  727-5270            369-2230
                          Consumer Loans    244 Old Country Road, Riverhead, N.Y. 11901                 727-7277            727-5521
  Corporate Services (Investor Relations)   206 Griffing Avenue, Riverhead, N.Y. 11901                  727-5667            727-3214
                        Cutchogue Office    31525 Main Road, Cutchogue, N.Y. 11935                      734-5050            734-7759
                         Data Processing    206 Griffing Avenue, Riverhead, N.Y. 11901                  727-5151            727-3499
             East Hampton Pantigo Office    351 Pantigo Road, East Hampton, N.Y. 11937                  324-2000            324-6367
             East Hampton Village Office    100 Park Place, East Hampton, N.Y. 11937                    324-3800            324-3863
                              Facilities    6 West Second Street, Riverhead, N.Y. 11901                 727-6782            208-0767
           Trust and Investment Services    3880 Veterans Memorial Highway, Bohemia, N.Y. 11716         285-6600            285-6610
                     Hampton Bays Office    Montauk Highway, Hampton Bays, N.Y. 11946                   728-2700            728-8311
                        Hauppauge Office    1455 Veterans Memorial Highway, Hauppauge, N.Y. 11749       234-8222            234-3711
                         Human Resources    6 West Second Street, Riverhead, N.Y. 11901                 727-5377            727-3170
                    Information Services    206 Griffing Avenue, Riverhead, N.Y. 11901                  727-5151            369-5934
                       Manorville Office    460 County Road 111, Manorville, N.Y.                       281-8200            281-5695
                               Marketing    220 Roanoke Avenue, Riverhead, N.Y. 11901                   727-2855            727-9223
                        Mattituck Office    10900 Main Road, Mattituck, N.Y. 11952                      298-9400            298-9188
                          Medford Office    2799 Route 112, Medford, N.Y. 11763                         758-1500            758-1509
                     Miller Place Office    74 Echo Avenue, Miller Place, N.Y. 11764                    474-8400            474-8510
                   Montauk Harbor Office    West Lake Drive, Montauk, N.Y. 11954                        668-4333            668-3643
                  Montauk Village Office    746 Montauk Highway, Montauk, N.Y. 11954                    668-5300            668-1214
                              Operations    206 Griffing Avenue, Riverhead, N.Y. 11901                  727-5151            369-5834
            Port Jefferson Harbor Office    135 West Broadway, Port Jefferson, N.Y. 11777               474-7200            331-7806
           Port Jefferson Village Office    228 East Main Street, Port Jefferson, N.Y. 11777            473-7700            473-9406
                         Private Banking    3880 Veterans Memorial Highway, Bohemia, N.Y. 11716         585-6660            585-6398
              Residential Mortgage Loans    1149 Old Country Road, Riverhead, N.Y. 11901                727-5000            369-2468
                          Retail Banking    322 Roanoke Avenue, Riverhead, N.Y. 11901                   727-3800            727-2638
      Riverhead, Ostrander Avenue Office    1201 Ostrander Avenue, Riverhead, N.Y. 11901                727-6800            727-5095
         Riverhead, Second Street Office    6 West Second Street, Riverhead, N.Y. 11901                 727-2700            727-3210
                       Sag Harbor Office    17 Main Street, Sag Harbor, N.Y. 11963                      725-3000            725-4627
                         Sayville Office    161 North Main Street, Sayville, N.Y. 11782                 218-1600            218-9425
                         Shoreham Office    9926 Route 25A, Shoreham, N.Y. 11786                        744-4400            744-6743
                        Smithtown Office    260 Middle Country Road, Smithtown, N.Y. 11787              979-3400            979-3430
                      Southampton Office    295 North Sea Road, Southampton, N.Y. 11968                 283-3800            287-3293
                     Wading River Office    2065 Wading River-Manor Rd., Wading River, N.Y. 11792       929-6300            929-6799
                       Water Mill Office    828 Montauk Highway, Water Mill, N.Y. 11976                 726-4500            726-7573
                     West Babylon Office    955 Little East Neck Road, West Babylon, N.Y. 11704         669-7300            669-5211
                Westhampton Beach Office    144 Sunset Ave., Westhampton Beach, N.Y. 11978              288-4000            288-9252

                                     [PHOTO]