Form 10-Q
period 2002-03-31
SUFFOLK BANCORP
filed 2002-05-14
CIK 754673

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended March 31, 2002

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X|. No|_|.

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


       11,723,500 SHARES OF COMMON STOCK OUTSTANDING AS OF MARCH 31, 2002

                      This page left blank intentionally.

SUFFOLK BANCORP AND SUBSIDIARIES

Part I - Financial Information (unaudited)                                  page

      Consolidated Statements of Condition                                     4

      Consolidated Statements of Income, For the
      Three Months Ended March 31, 2002 and 2001                               5

      Statements of Cash Flows, For the Three Months
      Ended March 31, 2002 and 2001                                            6

      Notes to the Unaudited Consolidated Financial Statements                 7

      Management's Discussion and Analysis of Financial
      Condition and Results of Operations                                      7

Part II - Other Information                                                   11

      Signatures                                                              11

                        SUFFOLK BANCORP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CONDITION
           (March 31,2002 unaudited, in thousands of dollars, except
                           share and per share data)

                                                                               March 31,     December 31,
                                                                                 2002            2001
                                                                              -----------    -----------
ASSETS
Cash & Due From Banks                                                         $    38,389    $    60,926
Federal Funds Sold                                                                 22,600         17,600
Investment Securities:
   Available for Sale, at Fair Value                                              254,657        241,061
   Held to Maturity:
      Obligations of States & Political Subdivisions                               11,709         11,709
      Corporate Bonds & Other Securities                                            2,099          1,850
                                                                              -----------    -----------
Total Investment Securities                                                       268,465        254,620

Total Loans                                                                       792,588        796,110
         Less:  Allowance for Possible Loan Losses                                  8,834          8,825
                                                                              -----------    -----------
Net Loans                                                                         783,754        787,285

Premises & Equipment, Net                                                          15,732         13,801
Accrued Interest Receivable, Net                                                    5,712          5,557
Excess of Cost Over Fair Value of Net Assets Acquired                                 814            814
Other Assets                                                                       22,431         24,344
                                                                              -----------    -----------
    TOTAL ASSETS                                                                1,157,897      1,164,947
                                                                              ===========    ===========

LIABILITIES & STOCKHOLDERS' EQUITY
Demand Deposits                                                                   263,822        294,190
Savings, N.O.W.'s & Money Market Deposits                                         487,478        453,922
Time Certificates of $100,000 or more                                              30,756         30,038
Other Time Deposits                                                               261,242        273,562
                                                                              -----------    -----------
     Total Deposits                                                             1,043,298      1,051,712

Dividend Payable on Common Stock                                                    1,766          1,648
Accrued Interest Payable                                                            1,640          2,513
Other Liabilities                                                                  13,809         12,237
                                                                              -----------    -----------
    TOTAL LIABILITIES                                                           1,060,513      1,068,110
                                                                              -----------    -----------

STOCKHOLDERS' EQUITY
Common Stock (par value $2.50; 15,000,000 shares authorized; 11,723,500 and
   11,770,596 shares outstanding at
   March 31, 2002 and December 31, 2001, respectively)                             33,826         33,826
Surplus                                                                            19,165         19,165
Treasury Stock at Par (1,806,718 and 1,759,622 shares, respectively)               (4,517)        (4,399)
Undivided Profits                                                                  49,183         47,149
                                                                              -----------    -----------
                                                                                   97,657         95,741

Accumulated Other Comprehensive (Loss) Income, Net of Tax                            (273)         1,096
                                                                              -----------    -----------
    TOTAL STOCKHOLDERS' EQUITY                                                     97,384         96,837

    TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                                  $ 1,157,897    $ 1,164,947
                                                                              ===========    ===========

See accompanying notes to consolidated financial statements.

                        SUFFOLK BANCORP AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
     (unaudited, in thousands of dollars, except share and per share data)

                                                                 For the Three Months Ended
                                                                   March 31,     March 31,
                                                                     2002          2001
                                                                 -----------   -----------
INTEREST INCOME
Federal Funds Sold                                               $       131   $        12
United States Treasury Securities                                        139           398
Obligations of States & Political Subdivisions (tax exempt)              141           157
Mortgage-Backed Securities                                             2,756         1,445
U.S. Government Agency Obligations                                       654           545
Corporate Bonds & Other Securities                                        15            72
Loans                                                                 15,624        17,264
                                                                 -----------   -----------
    Total Interest Income                                             19,460        19,893

INTEREST EXPENSE
Savings, N.O.W.'s & Money Market Deposits                              1,613         2,121
Time Certificates of $100,000 or more                                    255           345
Other Time Deposits                                                    2,597         3,632
Federal Funds Purchased                                                   --            70
Interest on Other Borrowings                                              --           375
                                                                 -----------   -----------
   Total Interest Expense                                              4,465         6,543

    Net-interest Income                                               14,995        13,350
Provision for Possible Loan Losses                                       300           405
                                                                 -----------   -----------
  Net-interest Income After Provision for Possible Loan Losses        14,695        12,945

OTHER INCOME
Service Charges on Deposit Accounts                                    1,329         1,281
Other Service Charges, Commissions & Fees                                322           311
Fiduciary Fees                                                           285           240
Other Operating Income                                                   284           193
Net Gain on Sale of Securities                                            --           148
                                                                 -----------   -----------
    Total Other Income                                                 2,220         2,173

OTHER EXPENSE
Salaries & Employee Benefits                                           5,045         4,654
Net Occupancy Expense                                                    675           719
Equipment Expense                                                        596           562
Other Real Estate Expense                                                 --            10
Other Operating Expense                                                2,198         1,983
                                                                 -----------   -----------
    Total Other Expense                                                8,514         7,928

Income Before Provision for Income Taxes                               8,401         7,190
Provision for Income Taxes                                             3,340         2,787
                                                                 -----------   -----------
NET INCOME                                                       $     5,061   $     4,403
                                                                 ===========   ===========


                             Average: Common Shares Outstanding   11,767,980    11,900,940
                                         Dilutive Stock Options       40,656        29,816
                                                                 -----------   -----------
               Average Total Common Shares and Dilutive Options   11,808,636    11,930,756

EARNINGS PER COMMON SHARE                                 Basic  $      0.43   $      0.37
                                                        Diluted  $      0.43   $      0.37

See accompanying notes to consolidated financial statements.

                        SUFFOLK BANCORP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
     (unaudited, in thousands of dollars, except share and per share data)


                                                                        For the Three Months Ended
                                                                           March 31,   March 31,
                                                                             2002        2001
                                                                           --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES

NET INCOME                                                                 $  5,061    $  4,403

ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH
      Provision for Possible Loan Losses                                        300         405
      Depreciation & Amortization                                               506         486
      Amortization of Excess Cost Over Fair Value of Net Assets Acquired         --          90
      Accretion of Discounts                                                   (214)       (290)
      Amortization of Premiums                                                  421         105
      (Increase) Decrease in Accrued Interest Receivable                       (155)        428
      Decrease (Increase)  in Other Assets                                    1,914      (1,931)
      Decrease in Accrued Interest Payable                                     (873)       (765)
      Increase (Decrease) in Other Liabilities                                2,521        (400)
      Net Security Gains                                                         --        (148)
                                                                           --------    --------
        Net Cash Provided by Operating Activities                             9,481       2,383

CASH FLOWS FROM INVESTING ACTIVITIES
      Principal Payments on Investment Securities                             5,337         346
      Proceeds from Sale of Investment Securities, Available for Sale            --         715
      Maturities of Investment Securities; Available for Sale                    --       1,160
      Purchases of Investment Securities; Available for Sale                   (249)       (834)
      Maturities of Investment Securities; Held to Maturity                      --      25,000
      Purchases of Investment Securities; Held to Maturity                  (21,459)    (22,946)
      Loan Disbursements & Repayments, Net                                    3,231     (20,537)
      Purchases of Premises & Equipment, Net                                 (2,437)       (448)
      Disposition of Other Real Estate Owned                                     --         175
                                                                           --------    --------
        Net Cash Used in Investing Activities                               (15,577)    (17,369)

CASH FLOWS FROM FINANCING ACTIVITIES
      Net Decrease in Deposit Accounts                                       (8,414)    (40,810)
      Net Payments for Other Borrowings                                          --      44,900
      Dividends Paid to Shareholders                                         (1,648)     (1,664)
      Treasury Shares Acquired                                               (1,379)     (1,234)
      Stock Options Exercised                                                    --          51
                                                                           --------    --------
         Net Cash (Used In) Provided by Financing Activities                (11,441)      1,243

        Net Decrease in Cash & Cash Equivalents                             (17,537)    (13,743)
           Cash & Cash Equivalents Beginning of Period                       78,526      73,284
                                                                           --------    --------
           Cash & Cash Equivalents End of Period                           $ 60,989    $ 59,541
                                                                           ========    ========

See accompanying notes to consolidated financial statements.

                        SUFFOLK BANCORP AND SUBSIDIARIES
            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1) General

      In the opinion of management, the accompanying unaudited consolidated financial statements of Suffolk Bancorp (Suffolk) and its consolidated subsidiaries have been prepared to reflect all adjustments (consisting solely of normally recurring accruals) necessary for a fair presentation of the financial condition and results of operations for the periods presented. Certain information and footnotes normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Notwithstanding, management believes that the disclosures are adequate to prevent the information from misleading the reader, particularly when the accompanying consolidated financial statements are read in conjunction with the audited consolidated financial statements and notes thereto included in the Registrant's annual report and on Form 10-K, for the year ended December 31, 2001.

      The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results of operations to be expected for the remainder of the year.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
            for the Three-Month Periods ended March 31, 2002 and 2001

Net Income

      Net income was $5,061,000 for the quarter, ahead 14.9 percent from $4,403,000 posted during the same period last year. Earnings per share for the quarter were $0.43 versus $0.37, a gain of 16.2 percent.

Interest Income

      Interest income was $19,460,000 for the first quarter of 2002, down 2.2 percent from $19,893,000 posted for the same quarter in 2001. Average net loans during the first quarter of 2002 totaled $781,643,000 compared to $770,283,000 for the same period of 2001. During the first quarter of 2002, the yield was
7.30 percent (taxable-equivalent) on average earning assets of $1,070,705,000 down from 8.44 percent on average earning assets of $939,119,000 during the first quarter of 2001. Decreases in interest income were attributable primarily to decrease in interest income on loans, offset by increases in investment income as a result of a change in the composition of the investment portfolio emphasizing high-quality, higher-yielding collateralized mortgage obligations.

Interest Expense

      Interest expense for the first quarter of 2002 was $4,465,000, down 31.8 percent from $6,543,000 for the same period of 2001. During the first quarter of 2002, the cost of funds was 2.34 percent (taxable-equivalent) on average interest-bearing liabilities of $764,115,000 down from 3.90 percent on average interest-bearing liabilities of $670,561,000 during the first quarter of 2001. Interest expense decreased primarily as a result of decreases in market rates of interest, and as average demand deposits comprised 27.2 percent of total deposits.

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

Net Interest Income

      Net interest income, net of the provision for possible loan losses, is the largest component of Suffolk's earnings. Net interest income for the first quarter of 2002 was $14,695,000, up 13.5 percent from $12,945,000 during the same period of 2001. The net interest margin for the quarter, on a fully taxable-equivalent basis, was 5.63 percent compared to 5.68 percent for the same period of 2001.

The following table details the components of Suffolk's net interest income on a taxable-equivalent basis: (dollars in thousands)

--------------------------------------------------------------------------------------------------------------------
March 31,                                                    2002                                     2001
--------------------------------------------------------------------------------------------------------------------
                                                      Average              Average      Average              Average
                                                      Balance   Interest    Rate        Balance   Interest     Rate
--------------------------------------------------------------------------------------------------------------------
INTEREST-EARNING ASSETS
--------------------------------------------------------------------------------------------------------------------
U.S. treasury securities                           $    9,781   $    142     5.82 %  $   29,536   $    406     5.50 %
Collateralized mortgage obligations                   175,222      2,626     6.00        82,646      1,445     6.99
Mortgage backed securities                              9,301        130     5.60            --         --       --
Obligations of states and political subdivisions       13,701        214     6.24        12,628        239     7.56
U.S. govt. agency obligations                          49,143        654     5.32        39,730        545     5.48
Corporate bonds and other securities                    1,850         15     3.15         3,468         71     8.23
Federal funds sold and securities purchased
     under agreements to resell                        30,064        131     1.75           828         12     5.86
Loans, including non-accrual loans
  Commercial, financial  agricultural loans           132,328      2,152     6.51       135,636      3,212     9.17
  Commercial real estate mortgages                    167,926      3,614     8.61       156,154      3,502     8.89
  Real estate construction loans                       29,725        689     9.27        34,747        912    10.50
  Residential mortgages (1st and 2nd liens)            91,202      1,851     8.12        87,973      1,897     8.61
  Home equity loans                                    32,373        508     6.28        21,733        549     9.94
  Consumer loans                                      325,627      6,810     8.37       333,552      7,192     8.58
  Other loans (overdrafts)                              2,462         --       --           488         --        --
--------------------------------------------------------------------------------------------------------------------
Total interest-earning assets                      $1,070,705   $ 19,536     7.30 %  $  939,119   $ 19,982     8.44 %
====================================================================================================================
Cash and due from banks                            $   51,635                        $   62,989
Other non-interest-earning assets                      50,017                            47,767
--------------------------------------------------------------------------------------------------------------------
Total assets                                       $1,172,357                        $1,049,875

--------------------------------------------------------------------------------------------------------------------
INTEREST-BEARING LIABILITIES
--------------------------------------------------------------------------------------------------------------------
Savings, N.O.W.'s and money market deposits        $  464,241   $  1,613     1.39 %  $  360,916   $  2,121     2.35 %
Time deposits                                         299,779      2,852     3.81       277,511      3,976     5.73
--------------------------------------------------------------------------------------------------------------------
Total savings and time deposits                       764,020      4,465     2.34       638,427      6,097     3.82
Federal funds purchased and securities
     sold under agreement to repurchase                    95         --     1.63         6,182         70     4.52
Other borrowings                                           --         --       --        25,952        375     5.79
--------------------------------------------------------------------------------------------------------------------
Total interest-bearing liabilities                 $  764,115   $  4,465     2.34 %  $  670,561   $  6,542     3.90 %
====================================================================================================================

Rate spread                                                                  4.96 %                            4.54 %
Non-interest-bearing deposits                      $  286,010                        $  248,561
Other non-interest-bearing liabilities                 25,617                            43,226
--------------------------------------------------------------------------------------------------------------------
Total liabilities                                  $1,075,742                        $  962,348
Stockholders' equity                                   96,615                            87,527
--------------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity         $1,172,357                        $1,049,875

Net-interest income (taxable-equivalent basis)
     and effective interest rate differential                   $ 15,071     5.63 %               $ 13,440     5.68 %
Less: taxable-equivalent basis adjustment                            (76)                              (90)
--------------------------------------------------------------------------------------------------------------------
Net-interest income                                             $ 14,995                          $ 13,350
====================================================================================================================

Other Income

      Other income increased to $2,220,000 for the three months compared to $2,173,000 the previous year. Service charges on deposits were up 3.7 percent. Service charges, including commissions and fees other than for deposits, increased by 3.5 percent. Trust revenue was up 18.8 percent. Other operating income increased by 47.2 percent.

Other Expense

      Other expense for the first quarter of 2002 was $8,514,000, up 7.4 percent from $7,928,000 for the comparable period in 2001. Employee compensation increased by 8.4 percent, net occupancy decreased by 6.1 percent, equipment expense increased by 6.0 percent, while other operating expense increased by
10.8 percent.

Capital Resources

      Stockholders' equity totaled $97,384,000 on March 31, 2002, an increase of
0.6 percent from $96,837,000 on December 31, 2001. The ratio of equity to assets was 8.4 percent at March 31, 2002 and 8.3 percent at December 31, 2001. The following table details amounts and ratios of Suffolk's regulatory capital: (in thousands of dollars except ratios)


----------------------------------------------------------------------------------------------------------
                                                                                    To be well capitalized
                                                                     For capital    under prompt corrective
                                                  Actual              adequacy        action provisions
                                             Amount    Ratio      Amount     Ratio    Amount       Ratio
---------------------------------------------------------------------------------------------------------
As of March 31, 2002

Total capital (to risk-weighted assets)    $105,544   11.99%     $70,438     8.00%   $88,048   10.00%
Tier 1 capital (to risk-weighted assets)     96,710   10.98%      35,219     4.00%    52,829    6.00%
Tier 1 capital (to average assets)           96,710    8.26%      46,856     4.00%    58,571    5.00%
---------------------------------------------------------------------------------------------------------
As of December 31, 2001

Total capital (to risk-weighted assets)    $105,136   11.91%     $70,641     8.00%   $88,301   10.00%
Tier 1 capital (to risk-weighted assets)     96,311   10.91%      35,320     4.00%    52,980    6.00%
Tier 1 capital (to average assets)           96,311    8.92%      43,194     4.00%    53,992    5.00%
=========================================================================================================

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

The following table presents information about the allowance for possible loan losses: (in thousands of dollars except ratios)

-----------------------------------------------------------------------------------------------------------
                                                        For the      For the three months ended
                                                        last 12    Mar. 31    Dec. 31   Sept. 30    June 30
                                                         months       2002       2001       2001       2001
-----------------------------------------------------------------------------------------------------------
Allowance for possible loan losses
  Beginning balance                                       8,061      8,825      8,750      8,446      8,061
   Total charge-offs                                      1,048        386        291        169        202
   Total recoveries                                         382         95         37         68        182
   Provision for possible loan losses                     1,439        300        329        405        405
-----------------------------------------------------------------------------------------------------------
  Ending  balance                                         8,834      8,834      8,825      8,750      8,446
===========================================================================================================
Coverage ratios
  Loans, net of discounts: average                      781,961    781,643    784,435    777,266    784,498
                           at end of period             793,841    792,588    796,110    789,692    796,974
  Non-performing assets                                   2,289      2,319      1,968      2,290      2,578
  Non-performing assets/total loans (net of discount)      0.29%      0.29%      0.25%      0.29%      0.32%
  Net charge-offs/average net loans (annualized)           0.09%      0.15%      0.13%      0.05%      0.01%
  Allowance/non-accrual,  restructured, & OREO           384.77%    380.94%    448.42%    382.10%    327.62%
  Allowance for loan losses/net loans                      1.10%      1.11%      1.11%      1.11%      1.06%
-----------------------------------------------------------------------------------------------------------

Market Risk

      Suffolk originates and invests in interest-earning assets and solicits interest-bearing deposit accounts. Suffolk's operations are subject to market risk resulting from fluctuations in interest rates to the extent that there is a difference between the amounts of interest-earning assets and interest-bearing liabilities that are prepaid, withdrawn, mature, or repriced in any given period of time. Suffolk's earnings or the net value of its portfolio (the present value of expected cash flows from liabilities) will change when interest rates change. The principal objective of Suffolk's asset/liability management program is to maximize net interest income while keeping risks acceptable. These risks include both the effect of changes in interest rates, and risks to liquidity. The program also provides guidance to management in funding Suffolk's investment in loans and securities. Suffolk's exposure to interest-rate risk has not changed substantially since December 31, 2001.

Business Risks and Uncertainties

This report contains some statements that look to the future. These may include remarks about Suffolk Bancorp, the banking industry, and the economy in general. Factors affecting Suffolk Bancorp include particularly, but are not limited to: changes in interest rates; increases or decreases in retail and commercial economic activity in Suffolk's market area; variations in the ability and propensity of consumers and businesses to borrow, repay, or deposit money, or to use other banking and financial services. Further, it could take Suffolk longer than anticipated to implement its strategic plans to increase revenue and manage non-interest expense, or it may not be possible to implement those plans at all. Finally, new and unanticipated legislation, regulation, or accounting standards may require Suffolk to change its practices in ways that materially change the results of operation. Each of the factors may change in ways that management does not now foresee. These remarks are based on current plans and expectations. They are subject, however, to a variety of uncertainties that could cause future results to vary materially from Suffolk's historical performance, or from current expectations.

Recent Accounting Pronouncements

Suffolk implemented SFAS No. 142, "Goodwill and Other Intangible Assets" on January 1, 2002. As of March 31, 2002, the balance of excess cost over the fair value of net assets acquired recorded on Suffolk's statement of condition was $814,000. During the first quarter of 2002, Suffolk determined that there was no impairment of the goodwill recorded on its books and no expense was recorded. Suffolk recorded expense of $90,483 to amortize goodwill during the first quarter of 2001.

                                     PART II

Item 4.  Submission of Matters to a Vote of Security Holders

The annual meeting of the shareholders was held at 1:00 PM on April 9, 2002 at the East Wind in Wading River, New York. Three directors were elected for a term of three years and the appointment of Arthur Andersen, L.L.P. as independent auditors for the fiscal year ending December 31, 2002 was ratified. The following table details the vote:


                                                           Shares Voted
                                              ----------------------------------
      Nominees for Director                       For        Withheld
      ---------------------                       ---        --------
      Bruce Collins                           9,969,129       61,866
                                              ---------       ------
      Joseph A. Deerkoski                     9,976,207       54,788
                                              ---------       ------
      Edward J. Merz                          9,539,800      491,195
                                              ---------      -------

      Ratification of Independent Auditors      For        Against      Abstain
      ------------------------------------      ---        -------      -------
      Arthur Andersen, L.L.P.                 6,922,506    2,711,701    396,777
      -----------------------                 ---------    ---------    -------

                                                          Summary
                                             -----------------------------------
                                             outstanding   # voted      % voted
                                             -----------   -------      -------
                             at record date  11,770,596   10,030,995     85.2%
                             --------------  ----------   ----------     -----

Item 6.  Exhibits and Reports on Form 8-K.

None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    SUFFOLK BANCORP

Date: May 14, 2002                      /s/ Thomas S. Kohlmann
                                        -----------------------------
                                        Thomas S. Kohlmann
                                        President & Chief Executive Officer

Date: May 14, 2002                      /s/ J. Gordon Huszagh
                                        ------------------------------
                                        J. Gordon Huszagh
                                        Executive Vice President & Chief
                                        Financial Officer