Form 10-Q
period 2002-06-30
SUFFOLK BANCORP
filed 2002-08-14
CIK 754673

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended June 30, 2002

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

       11,624,500 SHARES OF COMMON STOCK OUTSTANDING AS OF AUGUST 12, 2002

                      This page left blank intentionally.

SUFFOLK BANCORP AND SUBSIDIARIES

Part I - Financial Information (unaudited)                                  page

  Consolidated Statements of Condition                                        4

  Consolidated Statements of Income, For the Three Months Ended June 30,
     2002 and 2001                                                            5

  Consolidated Statements of Income, For the Six Months Ended June 30,
     2002 and 2001                                                            6

  Statements of Cash Flows, For the Six Months Ended June 30,
     2002 and 2001                                                            7

  Notes to the Unaudited Consolidated Financial Statements                    8

  Management's Discussion and Analysis of Financial Condition and
     Results of Operations                                                    8

Part II - Other Information                                                   12

Exhibits

     Signatures                                                               12

                        SUFFOLK BANCORP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CONDITION
    (unaudited, restated to give effect to 100% stock dividend on 1/2/02, in thousands of dollars except for share and per share data)

                                                                        June 30, 2002    December 31, 2001
                                                                        -------------    -----------------
ASSETS
Cash & Due From Banks                                                     $    67,970       $    60,926
Federal Funds Sold                                                             39,900            17,600
Investment Securities:
 Available for Sale, at Fair Value                                            285,283           241,061
 Held to Maturity (Fair Value of $14,230 and $13,872, respectively)
  Obligations of States & Political Subdivisions                               11,657            11,709
  Federal Reserve Bank Stock                                                      638               638
  Federal Home Loan Bank Stock                                                  1,361             1,112
  Corporate Bonds & Other Securities                                              100               100
                                                                          -----------       -----------
Total Investment Securities                                                   299,039           254,620

Total Loans                                                                   806,694           796,110
     Less: Allowance for Possible Loan Losses                                   8,957             8,825
                                                                          -----------       -----------
Net Loans                                                                     797,737           787,285

Premises & Equipment, Net                                                      17,849            13,801
Accrued Interest Receivable, Net                                                5,514             5,557
Excess of Cost Over Fair Value of Net Assets Acquired                             814               814
Other Assets                                                                   25,810            24,344
                                                                          -----------       -----------
  TOTAL ASSETS                                                              1,254,633         1,164,947
                                                                          ===========       ===========

LIABILITIES & STOCKHOLDERS' EQUITY

Demand Deposits                                                               322,393           294,190
Savings, N.O.W.'s & Money Market Deposits                                     529,229           453,922
Time Certificates of $100,000 or more                                          29,042            30,038
Other Time Deposits                                                           252,764           273,562
                                                                          -----------       -----------
  Total Deposits                                                            1,133,428         1,051,712

Dividend Payable on Common Stock                                                1,993             1,648
Accrued Interest Payable                                                        1,510             2,513
Other Liabilities                                                              14,043            12,237
                                                                          -----------       -----------
  TOTAL LIABILITIES                                                         1,150,974         1,068,110
                                                                          -----------       -----------

STOCKHOLDERS' EQUITY

Common Stock (par value $2.50; 15,000,000 shares authorized;
  11,684,500 and 11,770,596 shares outstanding at
  June 30, 2002 and December 31, 2001, respectively)                           33,826            33,826
Surplus                                                                        19,165            19,165
Treasury Stock at Par (1,845,718 and 1,759,622 shares, respectively)           (4,614)           (4,399)
Undivided Profits                                                              51,344            47,149
                                                                          -----------       -----------
                                                                               99,721            95,741

Accumulated Other Comprehensive Income, Net of Tax                              3,938             1,096
                                                                          -----------       -----------
  TOTAL STOCKHOLDERS' EQUITY                                                  103,659            96,837
                                                                          -----------       -----------

  TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                                $ 1,254,633       $ 1,164,947
                                                                          ===========       ===========

See accompanying notes to consolidated financial statements.

                        SUFFOLK BANCORP AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
    (unaudited, restated to give effect to 100% stock dividend on 1/2/02, in thousands of dollars except for share and per share data)

                                                                    For the Three Months Ended
                                                                  June 30, 2002    June 30, 2001
                                                                  -------------    -------------
INTEREST INCOME
Federal Funds Sold                                                 $       137      $       166
United States Treasury Securities                                          125              328
Obligations of States & Political Subdivisions (tax exempt)                146              164
Mortgage-Backed Securities                                               2,997            1,436
U.S. Government Agency Obligations                                         653              445
Corporate Bonds & Other Securities                                          31               56
Loans                                                                   15,633           17,378
                                                                   -----------      -----------
  Total Interest Income                                                 19,722           19,973

INTEREST EXPENSE

Savings, N.O.W.'s & Money Market Deposits                                1,824            2,146
Time Certificates of $100,000 or more                                      202              380
Other Time Deposits                                                      2,208            3,669
Federal Funds Purchased                                                      1               28
Interest on Other Borrowings                                                --              173
                                                                   -----------      -----------
  Total Interest Expense                                                 4,235            6,396

  Net-interest Income                                                   15,487           13,577
Provision for Possible Loan Losses                                         360              405
                                                                   -----------      -----------
 Net-interest Income After Provision for Possible Loan Losses           15,127           13,172

OTHER INCOME

Service Charges on Deposit Accounts                                      1,422            1,342
Other Service Charges, Commissions & Fees                                  474              381
Fiduciary Fees                                                             293              238
Other Operating Income                                                     126              248
Net Gain on Sale of Securities                                              --              247
                                                                   -----------      -----------
  Total Other Income                                                     2,315            2,456

OTHER EXPENSE

Salaries & Employee Benefits                                             5,027            4,320
Net Occupancy Expense                                                      674              711
Equipment Expense                                                          625              586
Other Real Estate Expense                                                   --               --
Other Operating Expense                                                  2,321            2,062
                                                                   -----------      -----------
  Total Other Expense                                                    8,647            7,679

Income Before Provision for Income Taxes                                 8,795            7,949
Provision for Income Taxes                                               3,501            3,121
                                                                   -----------      -----------
NET INCOME                                                         $     5,294      $     4,828
                                                                   ===========      ===========

              Average: Common Shares Outstanding                    11,713,901       11,820,294
                          Dilutive Stock Options                        45,790           16,922
                                                                   -----------      -----------
Average Total Common Shares and Dilutive Options                    11,759,691       11,837,216

EARNINGS PER COMMON SHARE                  Basic                   $      0.45      $      0.41
                                         Diluted                   $      0.45      $      0.41

See accompanying notes to consolidated financial statements.

                        SUFFOLK BANCORP AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
    (unaudited, restated to give effect to 100% stock dividend on 1/2/02, in thousands of dollars except for share and per share data)

                                                              For the Six Months Ended
                                                            June 30, 2002    June 30, 2001
                                                            -------------    -------------
INTEREST INCOME
Federal Funds Sold                                           $       268              178
United States Treasury Securities                                    264              726
Obligations of States & Political Subdivisions (tax
  exempt)                                                            287              321
Mortgage-Backed Securities                                         5,753            2,881
U.S. Government Agency Obligations                                 1,307              990
Corporate Bonds & Other Securities                                    46              128
Loans                                                             31,257           34,642
                                                             -----------      -----------
  Total Interest Income                                           39,182           39,866

INTEREST EXPENSE

Savings, N.O.W.'s & Money Market Deposits                          3,437            4,267
Time Certificates of $100,000 or more                                457              725
Other Time Deposits                                                4,805            7,301
Federal Funds Purchased                                                1               98
Interest on Other Borrowings                                          --              548
                                                             -----------      -----------
  Total Interest Expense                                           8,700           12,939

  Net-interest Income                                             30,482           26,927
Provision for Possible Loan Losses                                   660              810
                                                             -----------      -----------
Net-interest Income After Provision                               29,822           26,117

OTHER INCOME

Service Charges on Deposit Accounts                                2,751            2,623
Other Service Charges, Commissions & Fees                            796              692
Fiduciary Fees                                                       578              478
Other Operating Income                                               410              441
Net Gain on Sale of Securities                                        --              395
                                                             -----------      -----------
  Total Other Income                                               4,535            4,629

OTHER EXPENSE

Salaries & Employee Benefits                                      10,072            8,974
Net Occupancy Expense                                              1,349            1,430
Equipment Expense                                                  1,221            1,148
Other Real Estate Expense                                             --               10
Other Operating Expense                                            4,519            4,045
                                                             -----------      -----------
  Total Other Expense                                             17,161           15,607

Income Before Provision for Income Taxes                          17,196           15,139
Provision for Income Taxes                                         6,841            5,908
                                                             -----------      -----------
NET INCOME                                                   $    10,355      $     9,231
                                                             ===========      ===========

              Average: Common Shares Outstanding              11,740,791       11,860,394
                          Dilutive Stock Options                  43,410           13,902
                                                             -----------      -----------
Average Total Common Shares and Dilutive Options              11,784,201       11,874,296

EARNINGS PER COMMON SHARE Basic                              $      0.88      $      0.78
                          Diluted                            $      0.88      $      0.78

See accompanying notes to consolidated financial statements.

                        SUFFOLK BANCORP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (unaudited, in thousands of dollars)

                                                                               For the Six Months Ended
                                                                           June 30, 2002      June 30, 2001
                                                                           -------------      -------------
CASH FLOWS FROM OPERATING ACTIVITIES

NET INCOME                                                                 $     10,355       $      9,231

ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH

   Provision for Possible Loan Losses                                               660                810
   Depreciation & Amortization                                                    1,069                992
   Amortization of Excess Cost Over Fair Value of Net Assets Acquired                --                181
   Accretion of Discounts                                                          (352)              (453)
   Amortization of Premiums                                                         906                218
   Decrease in Accrued Interest Receivable                                           43                677
   Increase in Other Assets                                                      (1,466)            (2,620)
   Decrease in Accrued Interest Payable                                          (1,004)              (715)
   Decrease in Other Liabilities                                                   (169)            (2,821)
   Net Security Gains                                                                --               (395)
                                                                           ------------       ------------
     Net Cash Provided by Operating Activities                                   10,042              5,105

CASH FLOWS FROM INVESTING ACTIVITIES

   Principal Payments on Investment Securities                                   12,089              1,083
   Proceeds from Sale of Investment Securities, Available for Sale                   --              1,005
   Maturities of Investment Securities; Available for Sale                        6,000             79,899
   Purchases of Investment Securities; Available for Sale                       (58,048)           (67,632)
   Maturities of Investment Securities; Held to Maturity                          3,285              9,490
   Purchases of Investment Securities; Held to Maturity                          (3,481)            (2,100)
   Loan Disbursements & Repayments, Net                                         (11,112)           (20,970)
   Purchases of Premises & Equipment, Net                                        (5,117)              (913)
   Disposition of Other Real Estate Owned                                            --                175
                                                                           ------------       ------------
     Net Cash (Used in) Provided by Investing Activities                        (56,384)                37

CASH FLOWS FROM FINANCING ACTIVITIES

   Net Increase in Deposit Accounts                                              81,716             23,811
   Dividends Paid to Shareholders                                                (3,413)            (3,037)
   Treasury Shares Acquired                                                      (2,617)            (3,415)
   Stock Options Exercised                                                           --                795
                                                                           ------------       ------------
     Net Cash Provided by Financing Activities                                   75,686             18,154

     Net Increase in Cash & Cash Equivalents                                     29,344             23,296
       Cash & Cash Equivalents Beginning of Period                               78,526             73,284
                                                                           ------------       ------------
       Cash & Cash Equivalents End of Period                               $    107,870       $     96,580
                                                                           ============       ============

See accompanying notes to consolidated financial statements.

                        SUFFOLK BANCORP AND SUBSIDIARIES
            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1) General

      In the opinion of management, the accompanying unaudited consolidated financial statements of Suffolk Bancorp (Suffolk) and its consolidated subsidiaries have been prepared to reflect all adjustments (consisting solely of normally recurring accruals) necessary for a fair presentation of the financial condition and results of operations for the periods presented. Certain information and footnotes normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles ("GAAP") have been condensed or omitted. Notwithstanding, management believes that the disclosures are adequate to prevent the information from misleading the reader, particularly when the accompanying consolidated financial statements are read in conjunction with the audited consolidated financial statements and notes thereto included in the Registrant's annual report and on Form 10-K, for the year ended December 31, 2001.

      The results of operations for the three months ended June 30 , 2002 are not necessarily indicative of the results of operations to be expected for the remainder of the year.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
            for the Three-Month Periods ended June 30, 2002 and 2001

Net Income

      Net income was $5,294,000 for the quarter, ahead 9.7 percent from $4,828,000 posted during the same period last year. Earnings per share for the quarter were $0.45 versus $0.41, a gain of 9.8 percent.

Interest Income

      Interest income was $19,722,000 for the second quarter of 2002, down 1.3 percent from $19,973,000 posted for the same quarter in 2001. Average net loans during the second quarter of 2002 totaled $793,906,000 compared to $784,498,000 for the same period of 2001. During the second quarter of 2002, the yield was
7.11 percent (taxable-equivalent) on average earning assets of $1,114,219,000 down from 8.39 percent on average earning assets of $956,401,000 during the second quarter of 2001. Decreases in interest income were attributable primarily to decrease in interest income on loans, offset by increases in investment income as a result of a change in the composition of the investment portfolio emphasizing high-quality, higher-yielding collateralized mortgage obligations.

Interest Expense

      Interest expense for the second quarter of 2002 was $4,235,000, down 33.8 percent from $6,396,000 for the same period of 2001. During the second quarter of 2002, the cost of funds was 2.14 percent (taxable-equivalent) on average interest-bearing liabilities of $791,392,000 down from 3.80 percent on average interest-bearing liabilities of $672,784,000 during the second quarter of 2001. Interest expense decreased primarily as a result of decreases in market rates of interest, and as average demand deposits comprised 27.8 percent of total deposits.

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

Net Interest Income

      Net interest income, net of the provision for possible loan losses, is the largest component of Suffolk's earnings. Net interest income for the second quarter of 2002 was $15,487,000, up 14.1 percent from $13,577,000 during the same period of 2001. The net interest margin for the quarter, on a fully taxable-equivalent basis, was 5.59 percent compared to 5.72 percent for the same period of 2001.

The following table details the components of Suffolk's net interest income on a taxable-equivalent basis: (dollars in thousands)

-------------------------------------------------------------------------------------------------------------------------------
June 30,                                                        2002                                      2001
-------------------------------------------------------------------------------------------------------------------------------
                                               Average                         Average     Average                      Average
                                               Balance        Interest           Rate      Balance       Interest         Rate
-------------------------------------------------------------------------------------------------------------------------------
INTEREST-EARNING ASSETS
-------------------------------------------------------------------------------------------------------------------------------
U.S. treasury securities                      $   10,314     $      126           4.91%   $   22,823    $      334         5.85%
Collateralized mortgage obligations              204,011          2,875           5.64        82,788         1,435         6.94
Mortgage backed securities                         8,981            122           5.42            --            --           --
Obligations of states and political
  subdivisions                                    14,844            222           5.99        13,157           250         7.59
U.S. govt. agency obligations                     49,004            653           5.33        33,327           446         5.35
Corporate bonds and other securities               2,099             32           6.03         3,468            57         6.57
Federal funds sold and securities purchased
   under agreements to resell                     31,060            137           1.77        16,340           166         4.06
Loans, including non-accrual loans
  Commercial, financial agricultural loans       142,223          2,224           6.25       146,825         3,279         8.93
  Commercial real estate mortgages               174,482          3,657           8.38       157,865         3,564         9.03
  Real estate construction loans                  34,135            789           9.25        30,799           840        10.92
  Residential mortgages (1st and 2nd liens)       88,113          1,859           8.44        90,003         1,948         8.66
  Home equity loans                               34,162            503           5.89        23,029           495         8.60
  Consumer loans                                 315,517          6,601           8.37       333,623         7,251         8.69
  Other loans (overdrafts)                         5,274             --             --         2,354            --           --
-------------------------------------------------------------------------------------------------------------------------------
Total interest-earning assets                 $1,114,219     $   19,800           7.11%   $  956,401    $   20,065         8.39%
===============================================================================================================================
Cash and due from banks                       $   55,429                                  $   56,652
Other non-interest-earning assets                 71,285                                      38,840
-------------------------------------------------------------------------------------------------------------------------------
Total assets                                  $1,240,933                                  $1,051,893
-------------------------------------------------------------------------------------------------------------------------------
INTEREST-BEARING LIABILITIES
-------------------------------------------------------------------------------------------------------------------------------
Savings, N.O.W.'s and money market deposits   $  506,851     $    1,825           1.44%   $  365,229    $    2,146         2.35%
Time deposits                                    284,498          2,409           3.39       291,167         4,049         5.56
-------------------------------------------------------------------------------------------------------------------------------
Total savings and time deposits                  791,349          4,234           2.14       656,396         6,195         3.78
Federal funds purchased and securities
    sold under agreement to repurchase                43             --           2.20         2,394            24         4.03
Other borrowings                                      --             --             --        13,994           177         5.05
-------------------------------------------------------------------------------------------------------------------------------
Total interest-bearing liabilities            $  791,392     $    4,234           2.14%   $  672,784    $    6,396         3.80%
===============================================================================================================================
Rate spread                                                                       4.91%                                    4.59%
Non-interest-bearing deposits                 $  304,528                                  $  267,318
Other non-interest-bearing liabilities            49,432                                      22,942
-------------------------------------------------------------------------------------------------------------------------------
Total liabilities                             $1,145,352                                  $  963,044
Stockholders' equity                              95,581                                      88,849
-------------------------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity    $1,240,933                                  $1,051,893
Net-interest income (taxable-equivalent
  basis) and effective interest rate
  differential                                               $   15,566           5.59%                 $   13,669         5.72%
Less: taxable-equivalent basis adjustment                           (79)                                       (92)
-------------------------------------------------------------------------------------------------------------------------------
Net-interest income                                          $   15,487                                 $   13,577
===============================================================================================================================

Other Income

      Other income decreased to $2,315,000 for the three months compared to $2,456,000 the previous year. Service charges on deposits were up 6.0 percent. Service charges, including commissions and fees other than for deposits, increased by 24.4 percent. Trust revenue was up 23.1 percent. Other operating income decreased by 49.2 percent. There were no net gains on the sale of securities for the second quarter of 2002. Net gains on the sale of securities of $247,000 were recognized in the comparable period last year.

Other Expense

      Other expense for the second quarter of 2002 was $8,647,000, up 12.6 percent from $7,679,000 for the comparable period in 2001. Employee compensation increased by 16.4 percent, net occupancy decreased by 5.2 percent, equipment expense increased by 6.7 percent, while other operating expense increased by
12.6 percent.

Capital Resources

      Stockholders' equity totaled $103,659,000 on June 30, 2002, an increase of
7.0 percent from $96,837,000 on December 31, 2001. The ratio of equity to assets was 8.3 percent at June 30, 2002 and 8.3 percent at December 31, 2001. The following table details amounts and ratios of Suffolk's regulatory capital: (in thousands of dollars except ratios)


--------------------------------------------------------------------------------------------------------------
                                                                                       To be well capitalized
                                                                       For capital     under prompt corrective
                                                  Actual                 adequacy        action provisions
                                            Amount       Ratio     Amount       Ratio     Amount      Ratio
--------------------------------------------------------------------------------------------------------------
As of June 30, 2002

Total capital (to risk-weighted assets)    $107,730      11.89%   $ 72,511       8.00%   $ 90,639      10.00%
Tier 1 capital (to risk-weighted assets)     98,773      10.90%     36,256       4.00%     54,383       6.00%
Tier 1 capital (to average assets)           98,773       7.97%     49,599       4.00%     61,999       5.00%
--------------------------------------------------------------------------------------------------------------
As of December 31, 2001

Total capital (to risk-weighted assets)    $105,136      11.91%   $ 70,641       8.00%   $ 88,301      10.00%
Tier 1 capital (to risk-weighted assets)     96,311      10.91%     35,320       4.00%     52,980       6.00%
Tier 1 capital (to average assets)           96,311       8.92%     43,194       4.00%     53,992       5.00%
==============================================================================================================

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

The following table presents information about the allowance for possible loan losses: (in thousands of dollars except for ratios)

-----------------------------------------------------------------------------------------------------------------
                                                         For the           For the three months ended
                                                         last 12    June 30     Mar. 31     Dec. 31    Sept. 30
                                                          months      2002        2002        2001        2001
-----------------------------------------------------------------------------------------------------------------
Allowance for possible loan losses
  Beginning balance                                     $  8,446    $  8,834    $  8,825    $  8,750    $  8,446
  Total charge-offs                                        1,153         307         386         291         169
  Total recoveries                                           270          70          95          37          68
  Provision for possible loan losses                       1,394         360         300         329         405
-----------------------------------------------------------------------------------------------------------------
  Ending balance                                        $  8,957    $  8,957    $  8,834    $  8,825    $  8,750
=================================================================================================================
Coverage ratios
  Loans, net of discounts: average                      $788,742    $802,794    $790,472    $784,435    $777,266
          at end of period                               796,271     806,694     792,588     796,110     789,692
  Non-performing assets                                    2,391       2,987       2,319       1,968       2,290
  Non-performing assets/total loans (net of discount)       0.30%       0.37%       0.29%       0.25%       0.29%
  Net charge-offs/average net loans (annualized)            0.11%       0.12%       0.15%       0.13%       0.05%
  Allowance/non-accrual, restructured, & OREO             377.83%     299.87%     380.94%     448.42%     382.10%
  Allowance for loan losses/net loans                       1.11%       1.11%       1.11%       1.11%       1.11%
-----------------------------------------------------------------------------------------------------------------

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

Recent Accounting Pronouncements

Suffolk implemented SFAS No. 142, "Goodwill and Other Intangible Assets" on January 1, 2002. As of June 30 , 2002, the balance of excess cost over the fair value of net assets acquired recorded on Suffolk's statement of condition was $814,000. During the second quarter of 2002, Suffolk determined that there was no impairment of the goodwill recorded on its books and no expense was recorded. Suffolk recorded expense of $90,483 to amortize goodwill during the second quarter of 2001.

                                     PART II

Item 6. Exhibits and Reports on Form 8-K.

      Form 8-K dated June 25, 2002 "Suffolk Bancorp Elects James E. Danowski Director"

      Form 8-K dated July 22, 2002 Change in Certifying Accountant

      99.1 Certification of Periodic Report - Thomas S. Kohlmann, President & Chief Executive Officer

      99.1 Certification of Periodic Report - J. Gordon Huszagh, Executive Vice President & Chief Financial Officer

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             SUFFOLK BANCORP


Date: August 14, 2002        /s/ Thomas S. Kohlmann
                             ---------------------------------------------------
                             Thomas S. Kohlmann
                             President & Chief Executive Officer


Date: August 14, 2002        /s/ J. Gordon Huszagh
                             ---------------------------------------------------
                             J. Gordon Huszagh
                             Executive Vice President & Chief Financial Officer