Form 10-Q
period 2002-09-30
SUFFOLK BANCORP
filed 2002-11-04
CIK 754673

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended September 30, 2002

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|.

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      11,531,981 SHARES OF COMMON STOCK OUTSTANDING AS OF NOVEMBER 1, 2002

                      This page left blank intentionally.

SUFFOLK BANCORP AND SUBSIDIARIES

                                                                            page

Part I - Financial Information (unaudited)

         Item 1. Financial Statements                                          4

         Consolidated Statements of Condition                                  4

         Consolidated Statements of Income, For the Three Months
         Ended September 30, 2002 and 2001                                     5

         Consolidated Statements of Income, For the Nine Months
         Ended September 30, 2002 and 2001                                     6

         Statements of Cash Flows, For the Nine Months Ended
         September 30, 2002 and 2001                                           7

         Notes to the Unaudited Consolidated Financial Statements              8

         Item 2. Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                   8

         Item 3. Quantitative and Qualitative Disclosures About Market Risk   12

         Item 4. Controls and Procedures

Part II - Other Information                                                   12

         Item 6. Exhibits and Reports on Form 8-K.                            12

         Signatures                                                           13

         Certifications of Periodic Report                                    14

                        SUFFOLK BANCORP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CONDITION
 (in thousand of dollars except for share and per share data, restated to give effect to 100% stock dividend on 1/2/02)

                                                                             September 30,   December 31,
                                                                                  2002           2001
                                                                              -----------    -----------
                                                                                unaudited
ASSETS
Cash & Due From Banks                                                         $    56,952    $    60,926
Federal Funds Sold                                                                 46,000         17,600
Investment Securities:
   Available for Sale, at Fair Value                                              331,619        241,061
   Held to Maturity (Fair Value of $15,142 and $13,872, respectively)
      Obligations of States & Political Subdivisions                               12,342         11,709
      Federal Reserve Bank Stock                                                      638            638
      Federal Home Loan Bank Stock                                                  1,361          1,112
      Corporate Bonds & Other Securities                                              100            100
                                                                              -----------    -----------
Total Investment Securities                                                       346,060        254,620

Total Loans                                                                       785,582        796,110
         Less:  Allowance for Possible Loan Losses                                  9,076          8,825
                                                                              -----------    -----------
Net Loans                                                                         776,506        787,285

Premises & Equipment, Net                                                          19,496         13,801
Accrued Interest Receivable, Net                                                    5,612          5,557
Excess of Cost Over Fair Value of Net Assets Acquired                                 814            814
Other Assets                                                                       22,240         24,344
                                                                              -----------    -----------
    TOTAL ASSETS                                                                1,273,680      1,164,947
                                                                              ===========    ===========

LIABILITIES & STOCKHOLDERS' EQUITY
Demand Deposits                                                                   311,560        294,190
Savings, N.O.W.'s & Money Market Deposits                                         555,659        453,922
Time Certificates of $100,000 or more                                              26,652         30,038
Other Time Deposits                                                               250,920        273,562
                                                                              -----------    -----------
     Total Deposits                                                             1,144,791      1,051,712

Dividend Payable on Common Stock                                                    1,973          1,648
Accrued Interest Payable                                                            1,450          2,513
Other Liabilities                                                                  17,396         12,237
                                                                              -----------    -----------
    TOTAL LIABILITIES                                                           1,165,610      1,068,110
                                                                              -----------    -----------

STOCKHOLDERS' EQUITY
Common Stock (par value $2.50; 15,000,000 shares authorized;
  11,569,481 and 11,770,596 shares outstanding at
   September 30, 2002 and December 31, 2001, respectively)                         33,838         33,826
Surplus                                                                            19,230         19,165
Treasury Stock at Par (1,960,737 and 1,759,622 shares, respectively)               (4,914)        (4,399)
Undivided Profits                                                                  51,492         47,149
                                                                              -----------    -----------
                                                                                   99,646         95,741

Accumulated Other Comprehensive Income, Net of Tax                                  8,424          1,096
                                                                              -----------    -----------
    TOTAL STOCKHOLDERS' EQUITY                                                    108,070         96,837

    TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                                  $ 1,273,680    $ 1,164,947
                                                                              ===========    ===========

See accompanying notes to consolidated financial statements.

                        SUFFOLK BANCORP AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
 (in thousands of dollars except for share and per share data, restated to give effect to 100% stock dividend on 1/2/02)

                                                                 For the Three Months Ended
                                                                September 30,  September 30,
                                                                     2002           2001
                                                                 -----------    -----------
                                                                   unaudited     unaudited
INTEREST INCOME
Federal Funds Sold                                               $       240    $       663
United States Treasury Securities                                        103            224
Obligations of States & Political Subdivisions (tax exempt)              138             95
Mortgage-Backed Securities                                             3,234          1,436
U.S. Government Agency Obligations                                       766            603
Corporate Bonds & Other Securities                                        22             36
Loans                                                                 15,327         16,938
                                                                 -----------    -----------
    Total Interest Income                                             19,830         19,995

INTEREST EXPENSE
Savings, N.O.W.'s & Money Market Deposits                              1,765          2,311
Time Certificates of $100,000 or more                                    191            364
Other Time Deposits                                                    1,987          3,310
Federal Funds Purchased                                                   --             --
Interest on Other Borrowings                                              --             --
                                                                 -----------    -----------
   Total Interest Expense                                              3,943          5,985

    Net-interest Income                                               15,887         14,010
Provision for Possible Loan Losses                                       360            405
                                                                 -----------    -----------
  Net-interest Income After Provision for Possible Loan Losses        15,527         13,605

OTHER INCOME
Service Charges on Deposit Accounts                                    1,494          1,292
Other Service Charges, Commissions & Fees                                748            505
Fiduciary Fees                                                           282            250
Other Operating Income                                                   283            310
Net Gain on Sale of Securities                                            --             --
                                                                 -----------    -----------
    Total Other Income                                                 2,807          2,357

OTHER EXPENSE
Salaries & Employee Benefits                                           5,266          4,384
Net Occupancy Expense                                                    730            713
Equipment Expense                                                        679            582
Other Real Estate Expense                                                 --             --
Other Operating Expense                                                2,416          2,389
                                                                 -----------    -----------
    Total Other Expense                                                9,091          8,068

Income Before Provision for Income Taxes                               9,243          7,894
Provision for Income Taxes                                             3,666          3,134
                                                                 -----------    -----------
NET INCOME                                                       $     5,577    $     4,760
                                                                 ===========    ===========
                           Average: Common Shares Outstanding     11,631,041     11,799,620
                                       Dilutive Stock Options         43,884         18,634
                                                                 -----------    -----------
           Average Total Common Shares and Dilutive Options       11,674,925     11,818,254

EARNINGS PER COMMON SHARE                               Basic    $      0.48    $      0.40
                                                      Diluted    $      0.48    $      0.40

See accompanying notes to consolidated financial statements.

                        SUFFOLK BANCORP AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
 (in thousand of dollars except for share and per share data, restated to give effect to 100% stock dividend on 1/2/02)

                                                              For the Nine Months Ended
                                                             September 30, September 30,
                                                                  2002          2001
                                                              -----------   -----------
                                                               unaudited     unaudited
INTEREST INCOME
Federal Funds Sold                                            $       508           841
United States Treasury Securities                                     367           950
Obligations of States & Political Subdivisions (tax exempt)           425           416
Mortgage-Backed Securities                                          8,987         4,317
U.S. Government Agency Obligations                                  2,073         1,593
Corporate Bonds & Other Securities                                     68           164
Loans                                                              46,584        51,580
                                                              -----------   -----------
    Total Interest Income                                          59,012        59,861

INTEREST EXPENSE
Savings, N.O.W.'s & Money Market Deposits                           5,202         6,578
Time Certificates of $100,000 or more                                 648         1,089
Other Time Deposits                                                 6,792        10,611
Federal Funds Purchased                                                 1            98
Interest on Other Borrowings                                           --           548
                                                              -----------   -----------
   Total Interest Expense                                          12,643        18,924

    Net-interest Income                                            46,369        40,937
Provision for Possible Loan Losses                                  1,020         1,215
                                                              -----------   -----------
  Net-interest Income After Provision                              45,349        39,722

OTHER INCOME
Service Charges on Deposit Accounts                                 4,245         3,915
Other Service Charges, Commissions & Fees                           1,544         1,197
Fiduciary Fees                                                        860           728
Other Operating Income                                                693           751
Net Gain on Sale of Securities                                         --           395
                                                              -----------   -----------
    Total Other Income                                              7,342         6,986

OTHER EXPENSE
Salaries & Employee Benefits                                       15,338        13,358
Net Occupancy Expense                                               2,079         2,143
Equipment Expense                                                   1,900         1,730
Other Real Estate Expense                                              --            10
Other Operating Expense                                             6,935         6,434
                                                              -----------   -----------
    Total Other Expense                                            26,252        23,675

Income Before Provision for Income Taxes                           26,439        23,033
Provision for Income Taxes                                         10,507         9,042
                                                              -----------   -----------
NET INCOME                                                    $    15,932   $    13,991
                                                              ===========   ===========
                        Average: Common Shares Outstanding     11,703,306    11,839,914
                                    Dilutive Stock Options         42,023        15,748
                                                              -----------   -----------
        Average Total Common Shares and Dilutive Options       11,745,329    11,855,662

EARNINGS PER COMMON SHARE                            Basic    $      1.36   $      1.18
                                                   Diluted    $      1.36   $      1.18

See accompanying notes to consolidated financial statements.

                        SUFFOLK BANCORP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                            (in thousands of dollars)

                                                                           For the Nine Months Ended
                                                                          September 30,  September 30,
                                                                              2002            2001
                                                                            ---------      ---------
                                                                            unaudited      unaudited
CASH FLOWS FROM OPERATING ACTIVITIES

NET INCOME                                                                  $  15,932      $  13,991

ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH
      Provision for Possible Loan Losses                                        1,020          1,215
      Depreciation & Amortization                                               1,673          1,493
      Amortization of Excess Cost Over Fair Value of Net Assets Acquired           --            271
      Accretion of Discounts                                                     (518)          (501)
      Amortization of Premiums                                                  1,574            321
     (Increase) Decrease in Accrued Interest Receivable                           (56)           787
      Decrease (Increase) in Other Assets                                       2,105           (665)
      Decrease in Accrued Interest Payable                                     (1,064)          (560)
      Increase in Other Liabilities                                                70          3,577
      Net Security Gains                                                           --           (395)
                                                                            ---------      ---------
        Net Cash Provided by Operating Activities                              20,736         19,534

CASH FLOWS FROM INVESTING ACTIVITIES
      Principal Payments on Investment Securities                              20,591          9,676
      Proceeds from Sale of Investment Securities, Available for Sale              --          1,005
      Maturities of Investment Securities; Available for Sale                   6,000         83,250
      Purchases of Investment Securities; Available for Sale                 (105,786)      (106,908)
      Maturities of Investment Securities; Held to Maturity                     3,510         11,708
      Purchases of Investment Securities; Held to Maturity                     (4,391)        (5,125)
      Loan Disbursements & Repayments, Net                                      9,759        (14,125)
      Purchases of Premises & Equipment, Net                                   (7,368)        (1,249)
      Disposition of Other Real Estate Owned                                       --            175
                                                                            ---------      ---------
        Net Cash Used in Investing Activities                                 (77,685)       (21,593)

CASH FLOWS FROM FINANCING ACTIVITIES
      Net Increase in Deposit Accounts                                         93,080         70,720
      Dividends Paid to Shareholders                                           (5,407)        (4,688)
      Treasury Shares Acquired                                                 (6,298)        (4,313)
      Stock Options Exercised                                                      --            795
                                                                            ---------      ---------
         Net Cash Provided by Financing Activities                             81,375         62,514

        Net Increase in Cash & Cash Equivalents                                24,426         60,455
           Cash & Cash Equivalents Beginning of Period                         78,526         73,284
                                                                            ---------      ---------
           Cash & Cash Equivalents End of Period                            $ 102,952      $ 133,739
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

      The results of operations for the three months ended September 30 , 2002 are not necessarily indicative of the results of operations to be expected for the remainder of the year.

                                     Item 2.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
          for the Three-Month Periods ended September 30, 2002 and 2001

Net Income

      Net income was $5,577,000 for the quarter, ahead 17.2 percent from $4,760,000 posted during the same period last year. Earnings per share for the quarter were $0.48 versus $0.40, a gain of 20.0 percent.

Interest Income

      Interest income was $19,830,000 for the third quarter of 2002, down 0.8 percent from $19,995,000 posted for the same quarter in 2001. Average net loans during the third quarter of 2002 totaled $780,796,000 compared to $777,266,000 for the same period of 2001. During the third quarter of 2002, the yield was
6.82 percent (taxable-equivalent) on average earning assets of $1,167,019,000 down from 7.99 percent on average earning assets of $1,004,103,000 during the third quarter of 2001. Decreases in interest income were attributable primarily to decrease in interest income on loans, offset by increases in investment income as a result of a change in the composition of the investment portfolio emphasizing high-quality, higher-yielding collateralized mortgage obligations.

Interest Expense

      Interest expense for the third quarter of 2002 was $3,943,000, down 34.1 percent from $5,985,000 for the same period of 2001. During the third quarter of 2002, the cost of funds was 1.94 percent (taxable-equivalent) on average interest-bearing liabilities of $813,798,000 down from 3.42 percent on average interest-bearing liabilities of $699,044,000 during the third quarter of 2001. Interest expense decreased primarily as a result of decreases in market rates of interest, and as average demand deposits comprised 29.1 percent of total deposits.

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

Net Interest Income

      Net interest income, net of the provision for possible loan losses, is the largest component of Suffolk's earnings. Net interest income for the third quarter of 2002 was $15,527,000, up 14.1 percent from $13,605,000 during the same period of 2001. The net interest margin for the quarter, on a fully taxable-equivalent basis, was 5.47 percent compared to 5.60 percent for the same period of 2001.

The following table details the components of Suffolk's net interest income on a taxable-equivalent basis:
(dollars in thousands)

------------------------------------------------------------------------------------------------------------------------------
 September 30,                                                          2002                                   2001
------------------------------------------------------------------------------------------------------------------------------
                                                        Average                    Average        Average              Average
                                                        Balance       Interest       Rate         Balance    Interest    Rate
------------------------------------------------------------------------------------------------------------------------------
INTEREST-EARNING ASSETS
------------------------------------------------------------------------------------------------------------------------------
U.S. treasury securities                             $    9,783       $   106        4.34%     $   13,097    $   229     7.00%
Collateralized mortgage obligations                     231,157         3,141        5.43          83,609      1,436     6.87
Mortgage backed securities                                8,251            93        4.53              --         --       --
Obligations of states and political subdivisions         14,113           210        5.95           7,114        143     8.07
U.S. govt. agency obligations                            65,199           766        4.70          44,327        602     5.44
Corporate bonds and other securities                      2,099            22        4.11           2,267         36     6.31
Federal funds sold and securities purchased
     under agreements to resell                          55,621           240        1.73          76,423        664     3.47
Loans, including non-accrual loans
  Commercial, financial  agricultural loans             127,406         2,048        6.43         133,492      2,672     8.01
  Commercial real estate mortgages                      184,153         3,847        8.36         164,940      3,805     9.23
  Real estate construction loans                         33,715           788        9.35          25,043        673    10.76
  Residential mortgages (1st and 2nd liens)              91,086         1,638        7.19          92,412      1,963     8.49
  Home equity loans                                      35,029           514        5.87          25,378        482     7.59
  Consumer loans                                        305,891         6,492        8.49         335,449      7,344     8.76
  Other loans (overdrafts)                                3,516            --          --             552         --       --
------------------------------------------------------------------------------------------------------------------------------
Total interest-earning assets                        $1,167,019       $19,905        6.82%     $1,004,103    $20,049     7.99%
==============================================================================================================================
Cash and due from banks                              $   47,776                                $   45,309
Other non-interest-earning assets                        43,369                                    39,207
------------------------------------------------------------------------------------------------------------------------------
Total assets                                         $1,258,164                                $1,088,619

------------------------------------------------------------------------------------------------------------------------------
INTEREST-BEARING LIABILITIES
------------------------------------------------------------------------------------------------------------------------------
Savings, N.O.W.'s and money market deposits          $  533,751       $ 1,765        1.32%     $  394,009    $ 2,311     2.35%
Time deposits                                           280,047         2,179        3.11         305,035      3,674     4.82
------------------------------------------------------------------------------------------------------------------------------
Total savings and time deposits                         813,798         3,944        1.94         699,044      5,985     3.42
Federal funds purchased and securities
     sold under agreement to repurchase                      --            --          --              --         --       --
Other borrowings                                             --            --          --              --         --       --
------------------------------------------------------------------------------------------------------------------------------
Total interest-bearing liabilities                   $  813,798       $ 3,944        1.94%     $  699,044    $ 5,985     3.42%
==============================================================================================================================

Rate spread                                                                          4.88%                               4.56%
Non-interest-bearing deposits                        $  334,679                                $  274,848
Other non-interest-bearing liabilities                    6,826                                    23,309
------------------------------------------------------------------------------------------------------------------------------
Total liabilities                                    $1,155,303                                $  997,201
Stockholders' equity                                    102,861                                    91,418
------------------------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity           $1,258,164                                $1,088,619

Net-interest income (taxable-equivalent basis)
     and effective interest rate differential                         $15,961        5.47%                   $14,064     5.60%
Less: taxable-equivalent basis adjustment                                 (74)                                   (54)
------------------------------------------------------------------------------------------------------------------------------
Net-interest income                                                   $15,887                                $14,010
==============================================================================================================================

Other Income

         Other income increased to $2,807,000 for the three months compared to $2,357,000 the previous year. Service charges on deposits were up 15.6 percent. Service charges, including commissions and fees other than for deposits, increased by 48.1 percent. Trust revenue was up 12.8 percent. Other operating income decreased by 8.7 percent.

Other Expense

         Other expense for the third quarter of 2002 was $9,091,000, up 12.7 percent from $8,068,000 for the comparable period in 2001. Employee compensation increased by 20.1 percent, net occupancy increased 2.4 percent, equipment expense increased by 16.7 percent, while other operating expense increased by
1.1 percent.

Capital Resources

         Stockholders' equity totaled $108,070,000 on September 30, 2002, an increase of 11.6 percent from $96,837,000 on December 31, 2001. The ratio of equity to assets was 8.5 percent at September 30, 2002 and 8.3 percent at December 31, 2001. The following table details amounts and ratios of Suffolk's regulatory capital:

(in thousands of dollars except ratios)

-------------------------------------------------------------------------------------------------------------------------
                                                                                                  To be well capitalized
                                                                      For capital                 under prompt corrective
                                           Actual                      adequacy                      action provisions
                                           Amount        Ratio          Amount         Ratio        Amount        Ratio
-------------------------------------------------------------------------------------------------------------------------
As of September 30, 2002

Total capital (to risk-weighted assets)   $107,785       12.16%         $70,912        8.00%        $88,641       10.00%
Tier 1 capital (to risk-weighted assets)    98,709       11.14%          35,456        4.00%         53,184        6.00%
Tier 1 capital (to average assets)          98,709        7.85%          50,289        4.00%         62,861        5.00%
-------------------------------------------------------------------------------------------------------------------------
As of December 31, 2001

Total capital (to risk-weighted assets)   $105,136       11.91%         $70,641        8.00%        $88,301       10.00%
Tier 1 capital (to risk-weighted assets)    96,311       10.91%          35,320        4.00%         52,980        6.00%
Tier 1 capital (to average assets)          96,311        8.92%          43,194        4.00%         53,992        5.00%
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

The following table presents information about the allowance for possible loan losses: (in thousands of dollars except for ratios)

--------------------------------------------------------------------------------------------------------------------------
                                                             For the                   For the three months ended
                                                             last 12      Sept. 30      June 30      Mar. 31       Dec. 31
                                                              months        2002         2002         2002          2001
--------------------------------------------------------------------------------------------------------------------------
Allowance for possible loan losses
  Beginning balance                                         $  8,750     $  8,957     $  8,834     $  8,825      $  8,750
   Total charge-offs                                           1,319          335          307          386           291
   Total recoveries                                              296           94           70           95            37
   Provision for possible loan losses                          1,349          360          360          300           329
--------------------------------------------------------------------------------------------------------------------------
  Ending  balance                                           $  9,076     $  9,076     $  8,957     $  8,834      $  8,825
==========================================================================================================================
Coverage ratios
  Loans, net of discounts: average                          $791,871     $789,784     $802,794     $790,472      $784,435
  at end of period                                           795,244      785,582      806,694      792,588       796,110
  Non-performing assets                                        2,257        1,753        2,987        2,319         1,968
  Non-performing assets/total loans (net of discount)          0.28%        0.22%        0.37%        0.29%         0.25%
  Net charge-offs/average net loans (annualized)               0.13%        0.12%        0.12%        0.15%         0.13%
  Allowance/non-accrual,  restructured, & OREO               411.74%      517.74%      299.87%      380.94%       448.42%
  Allowance for loan losses/net loans                          1.12%        1.16%        1.11%        1.11%         1.11%
--------------------------------------------------------------------------------------------------------------------------

Recent Accounting Pronouncements

Suffolk implemented SFAS No. 142, "Goodwill and Other Intangible Assets" on January 1, 2002. As of September 30, 2002, the balance of excess cost over the fair value of net assets acquired recorded on Suffolk's statement of condition was $814,000. During the third quarter of 2002, Suffolk determined that there was no impairment of the goodwill recorded on its books and no expense was recorded. Suffolk recorded expense of $90,483 to amortize goodwill during the third quarter of 2001.

                                     Item 3.

           Quantitative and Qualitative Disclosures About Market Risk

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

                                     Item 4.

                             Controls and Procedures

Suffolk's Chief Executive Officer and Chief Financial Officer (collectively, the "Certifying Officers") are responsible for establishing and maintaining disclosure controls and procedures for Suffolk. Based upon their evaluation of these controls and procedures as of a date within 90 days of the filing of this report, the Certifying Officers have concluded that Suffolk's disclosure controls and procedures are effective to ensure that information required to be disclosed by Suffolk in this report is accumulated and communicated to Suffolk's management, including its principal executive officers as appropriate, to allow timely decisions regarding required disclosure.

The Certifying Officers also have indicated that there were no significant changes in Suffolk's internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation, and there were no corrective actions with regard to signficant deficiencies and material weaknesses.

                                     PART II

Item 6. Exhibits and Reports on Form 8-K.

        None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            SUFFOLK BANCORP

Date: November 4, 2002                      /s/ Thomas S. Kohlmann
                                            ----------------------
                                            Thomas S. Kohlmann
                                            President & Chief Executive Officer

Date: November 4, 2002                      /s/ J. Gordon Huszagh
                                            ---------------------
                                            J. Gordon Huszagh
                                            Executive Vice President & Chief
                                            Financial Officer

                        CERTIFICATION OF PERIODIC REPORT

I, Thomas S. Kohlmann, Chief Executive Officer of the Company, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Suffolk Bancorp;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in the Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the Evaluation Date); and

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 4, 2002                     /s/ Thomas S. Kohlmann
                                            -----------------------------------
                                            Thomas S. Kohlmann
                                            President & Chief Executive Officer

                        CERTIFICATION OF PERIODIC REPORT

I, J. Gordon Huszagh, Chief Financial Officer of the Company, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Suffolk Bancorp;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in the Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the Evaluation Date); and

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 4, 2002                     /s/ J. Gordon Huszagh
                                            ------------------------------
                                            J. Gordon Huszagh
                                            Executive Vice President & Chief
                                            Financial Officer