Form 10-K
period 2002-12-31
SUFFOLK BANCORP
filed 2003-03-07
CIK 754673

[PHOTO]

                              [LOGO OF SUFFOLK BANCORP]

                         2002 ANNUAL REPORT on FORM 10-K

[PHOTO]                                   On The Cover
                                          East Hampton, L. I., N. Y.

East Hampton Town was purchased in 1648 by Theophilus Eaton and Edward Hopkins, Governors respectively of the Colonies of New Haven and Connecticut. It was first named for the English town of Maidstone. That name survives to this day, shared by the golf club featured in the foreground, as well as an assortment of local businesses. Visible behind are the rooftops of the Village of East Hampton, and beyond are the bays, inlets, and islands of the Peconic estuary; Long Island's north fork; and on the horizon, far across Long Island Sound, the hills of coastal Connecticut from whence East Hampton's first settlers came. Today, East Hampton retains its New England charm, and has become home to many famous entertainers, artists, and authors. SCNB maintains two full-service offices in East Hampton.

Corporate Profile ............................................................1
Financial Highlights .........................................................1
To Our Shareholders ..........................................................2
Price Range of Common Stock and Dividends ....................................4
Summary of Selected Financial Data ...........................................4
Management's Discussion and Analysis of Financial Condition and
   Results of Operations .....................................................5
Suffolk's Business ...........................................................5
General Economic Conditions ..................................................5
Results of Operations ........................................................5
Net Income ...................................................................5
Net Interest Income ..........................................................5
Average Assets, Liabilities, and Stockholders' Equity, Rate Spread,
   and Effective Interest Rate Differential ..................................6
Analysis of Changes in Net Interest Income ...................................7
Interest Income ..............................................................7
Investment Securities ........................................................7
Loan Portfolio ...............................................................8
Non-Performing Loans .........................................................9
Summary of Loan Losses and Allowance for Possible Loan Losses ................9
Interest Expense ............................................................10
Deposits ....................................................................10
Short-Term Borrowings .......................................................11
Other Income ................................................................11
Other Expense ...............................................................11
Interest Rate Sensitivity ...................................................11
Market Risk .................................................................12
Interest Rate Risk ..........................................................12
Asset/Liability Management & Liquidity ......................................13
Capital Resources ...........................................................13
Risk-Based Capital and Leverage Guidelines ..................................14
Discussion of New Accounting Pronouncements .................................14
Business Risks and Uncertainties ............................................15
Consolidated Statements of Condition ........................................16
Consolidated Statements of Income ...........................................17
Consolidated Statements of Changes in Stockholders' Equity ..................18
Consolidated Statements of Cash Flows .......................................19
Notes to Consolidated Financial Statements ..................................20
Reports  of Independent Public Accountants ..................................31
Report of Management ........................................................32
Annual Report on Form 10-K ..................................................33
Directors and Officers -- Suffolk Bancorp ...................................41
Directors and Officers -- The Suffolk County National Bank ..................42
Directory of Offices and Departments ........................................44

                                Corporate Profile

Suffolk Bancorp does commercial banking through its wholly owned subsidiary, Suffolk County National Bank. "SCNB" is a full-service, nationally chartered commercial bank. Organized in 1890, SCNB is the second largest independent commercial bank headquartered on Long Island. Most of SCNB's revenue comes from net interest income, and the remainder from charges for a variety of services. SCNB has built a good reputation for personal, attentive service, resulting in a loyal and growing clientele. SCNB operates 27 full-service offices throughout Suffolk County, New York.

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

                              Financial Highlights

                     (dollars in thousands, except ratios, share, and per-share information)
--------------------------------------------------------------------------------------------
                                                    December 31,          2002          2001
--------------------------------------------------------------------------------------------
EARNINGS FOR THE YEAR                                 Net income   $    21,269   $    18,685
                                             Net interest income        62,340        55,223
                                            Net income-per-share          1.82          1.58
                                        Cash dividends-per-share          0.68          0.56
--------------------------------------------------------------------------------------------
BALANCES AT YEAR END                                      Assets   $ 1,272,717   $ 1,164,947
                                                       Net loans       779,862       787,285
                                           Investment securities       376,886       254,620
                                                        Deposits     1,142,582     1,051,712
                                                          Equity       108,793        96,837
                                              Shares outstanding    11,489,481    11,770,596
                                     Book value per common share   $      9.47   $      8.23
--------------------------------------------------------------------------------------------
RATIOS                                  Return on average equity         21.12%        20.55%
                                        Return on average assets          1.72          1.73
                                Average equity to average assets          8.13          8.41
                        Net interest margin (taxable-equivalent)          5.45          5.62
                                                Efficiency ratio         49.36         49.88
                            Net charge-offs to average net loans          0.19          0.06
--------------------------------------------------------------------------------------------

     Suffolk Bancorp Annual Meeting                        Trading                             Independent Auditors

    Tuesday, April 8, 2003, 1:00 P.M.         Suffolk Bancorp's common stock is                 Grant Thornton LLP
      Suffolk County National Bank        traded over-the-counter, and is listed on            Two Commerce Square
     Lending & Administrative Center          the NASDAQ National Market System                     Suite 3100
               Lower Level                        under the symbol "SUBK."                      2001 Market Street
         Four West Second Street                                                         Philadelphia, Pennsylvania 19103
           Riverhead, New York                  Registrar and Transfer Agent
                                                                                                  General Counsel
            S.E.C. Form 10-K               Any questions about the registration or
                                             transfer of shares, the payment,             Smith, Finkelstein, Lundberg,
   The Annual Report to the Securities      reinvestment, or direct deposit of                  Isler & Yakaboski
     and Exchange Commission on Form           dividends can be answered by:                   456 Griffing Avenue
   10-K and documents incorporated by                                                       Riverhead, New York 11901
   reference can be obtained, without             American Stock Transfer
  charge, by writing to the Secretary,                  & Trust Co.                       FDIC Rules and Regulations, Part
 Suffolk Bancorp, 4 West Second Street,                                                               350.4(d)
   Riverhead, New York 11901, or call                 59 Maiden Lane
 (631) 727-5667, fax to (631) 727-3214,          New York, New York 10038              This statement has not been reviewed,
              or e-mail to                            1-800-937-5449                  or confirmed for accuracy or relevance,
        invest@suffolkbancorp.com                                                          by the Federal Deposit Insurance
                                                                                                      Corporation.


Dear Shareholder:

The year 2002 was another successful year for Suffolk Bancorp and for its wholly owned subsidiary, Suffolk County National Bank.

Net income and earnings-per-share were the highest in the company's 113-year history. Net income was $21,269,000, up 13.8 percent from last year. Earnings-per-share were $1.82 compared to $1.58, an increase of 15.2 percent. Net interest income increased by 12.9 percent, to $62,340,000, from $55,223,000. Income other than from interest increased by 5.5 percent, to $10,073,000 from $9,548,000. Expense other than for interest increased by 10.6 percent, to $35,744,000 from $32,307,000. Our efficiency ratio improved slightly to 49.36 percent from 49.88 percent. Return on assets decreased slightly to 1.72 percent from 1.73 percent. Finally, our return on average common equity increased to
21.12 percent from 20.55 percent.

We continued to reshape our balance sheet during the past year. Investment securities increased by 48.0 percent, to $376,886,000 from $254,620,000 as we positioned Suffolk to ride out a period of lower loan demand. This accounted for most of the growth in total assets, which at year-end totaled $1,272,717,000 compared to $1,164,947,000, up 9.3 percent. Shareholders' equity was $108,793,000, up 12.3 percent from $96,837,000. Book value-per-share was $9.47, up 15.1 percent from $8.23 the previous year. Dividends-per-share were $0.68, increasing 21.4 percent from $0.56. Average net loans increased by .6 percent, to $781,521,000 from $776,936,000. Average deposits increased by 16.7 percent, to $1,113,851,000 from $954,704,000, as customers moved their funds to cash, in part because of declines in the stock market, and in part because of continuing political and economic uncertainty.

We are pleased with what we have been able to accomplish during the past several years. Suffolk remains among the best performing companies in our industry.

I generally refrain from making "forward-looking" remarks in this message. This year, however, I think it is important to devote some time to sharing our best understanding of recent changes in the economy, the effect these changes may have on your investment in Suffolk Bancorp, and some of the steps we have and will continue to take to respond to these conditions. We want to assure you that we are alert to developments, and planning actively to mitigate any negative effects they may have on your company.

The political and economic environment in which we find ourselves is unprecedented, at least in my career. Interest rates are lower than they have been since the early 1960's. Major indices in the stock market have declined for three years. Capital investment is slack because of overcapacity developed during the late 1990's. Consumers have grown increasingly wary of their economic prospects. Federal surpluses are now deficits, and state and municipal budgets are under pressure. Finally, there are questions about the outcome of current foreign policy and its effect on the world economy.

For the foreseeable future, much of what we will be able to accomplish will be influenced not only by the management of your company and the strength of the Long Island market, but by broader economic and legislative issues, and the outcome of other global issues. At this writing, there are a number of proposals for major changes in tax policy at both the state and national levels about which there is broad disagreement. Our influence over these factors is limited. The largest challenge facing any business in 2003 is uncertainty.

So what do we think the practical effect of this environment will be during the coming year?

We believe there will be continued pressure on our net interest margin. Interest rates are at historic lows, and even given our modest cost of funds, our ability to price loans to maintain our historic margins is constrained. The continuation of "zero-zero" financing programs among the captive finance divisions of major automobile manufacturers has and will reduce consumer loan volume. Moreover, charge-offs, at 19 basis points of average net loans for the year almost exclusively in the consumer portfolio, have increased as the economy has stagnated. They remain, however, slightly below recent industry averages, and well below banking companies of our size.

Our prospects in the commercial portfolio appear considerably better, and we are pleased with how that segment of the business has performed. Barring an extraordinary event, we expect that this trend will continue.

As we have noted before, we have shifted substantial assets into our investment portfolio, up 82.4 percent for the quarter on average from year to year. This portfolio is structured carefully, with laddered investments in high-quality collateralized mortgage obligations. These securities increase yield and hedge against further reductions in interest rates, while providing cash flow to respond to upturns in loan demand, should that occur.

During uncertain economic times, we will continue to manage the company intelligently, with the long term in view. We will not stretch for yield by easing our credit standards. Given even modest improvements in the economy, Suffolk should benefit. We believe that we are correctly positioned to benefit from the recovery which may or may not materialize during the coming year.

Our organization has matured over the years, and we believe that we have competent, qualified, and experienced management. We also operate in a resilient marketplace. That strength has been evident across various business cycles. Long Island's economy has diversified steadily since the days when it was dominated by a few, large defense contractors. There is much more small business than there was, and well-established small businesses are a principal focus for our bank.

We are pleased with the initiatives we have taken to expand our branch network. New offices in Manorville and Southold have met or exceeded our expectations, and we are planning several more. We will continue to invest in our business.

Finally, we believe that our reporting is straightforward, simple, and factual. Suffolk has never restated earnings, nor changed how it accounts for its business. More than any other, banking is a business based on trust. Our goal is to be worthy of yours. As in the past, we are grateful for your support

Please take some time to study Management's Discussion and Analysis of Financial Condition and Results of Operations, which starts on page 5.

                                         Sincerely,


                                         /s/ Thomas S. Kohlmann
                                         ---------------------------------------
                                         Thomas S. Kohlmann
                                         President & Chief Executive Officer

                    PRICE RANGE OF COMMON STOCK AND DIVIDENDS

Suffolk's common stock is traded in the over-the-counter market, and is quoted on the NASDAQ National Market System under the symbol "SUBK." Following are quarterly high and low prices of Suffolk's common stock as reported by NASDAQ.

-------------------------------------------------------------------------------------------
     2002         High     Low     Dividends        2001         High     Low     Dividends
-------------------------------------------------------------------------------------------
First Quarter    $39.60   $26.50     $0.17     First Quarter    $18.13   $15.13     $0.14
Second Quarter    37.60    28.50      0.17     Second Quarter    25.13    17.25      0.14
Third Quarter     36.40    28.25      0.17     Third Quarter     24.48    21.05      0.14
Fourth Quarter    36.11    30.50      0.17     Fourth Quarter    29.13    21.13      0.14
-------------------------------------------------------------------------------------------

At February 1, 2003, there were 1,950 equity holders of record and approximately 1,700 beneficial shareholders of the Company's common stock.

                       SUMMARY OF SELECTED FINANCIAL DATA

FIVE-YEAR SUMMARY: (dollars in thousands except per-share amounts)
----------------------------------------------------------------------------------------------------------------------------
For the years                                                   2002          2001          2000          1999          1998
----------------------------------------------------------------------------------------------------------------------------
Interest income                                          $    78,428   $    79,565   $    76,853   $    67,908   $    65,874
Interest expense                                              16,088        24,342        24,348        21,121        21,464
----------------------------------------------------------------------------------------------------------------------------
Net interest income                                           62,340        55,223        52,505        46,787        44,410
Provision for possible loan losses                             1,380         1,544         1,200         1,070           900
----------------------------------------------------------------------------------------------------------------------------
Net interest income after provision                           60,960        53,679        51,305        45,717        43,510
Other income                                                  10,073         9,548         7,788         6,771         8,148
Other expense                                                 35,744        32,307        31,977        30,789        31,200
----------------------------------------------------------------------------------------------------------------------------
Income before income taxes                                    35,289        30,920        27,116        21,699        20,458
Provision for income taxes                                    14,020        12,235        10,884         8,570         8,555
----------------------------------------------------------------------------------------------------------------------------
Net Income                                               $    21,269   $    18,685   $    16,232   $    13,129   $    11,903
============================================================================================================================
BALANCE AT DECEMBER 31:
Federal funds sold                                       $    17,500   $    17,600   $     3,700   $        --   $    17,800
Investment securities -- available for sale                  359,903       241,061       149,186       132,484       129,348
Investment securities -- held to maturity                     16,983        13,559        16,785        32,886        21,853
----------------------------------------------------------------------------------------------------------------------------
Total investment securities                                  376,886       254,620       165,971       165,370       151,201
Net loans                                                    779,862       787,285       768,248       720,255       640,565
Total assets                                               1,272,717     1,164,947     1,049,580       980,799       909,432
Total deposits                                             1,142,582     1,051,712       942,436       877,303       826,564
Other borrowings                                                  --            --            --        13,500            --
Stockholders' equity                                     $   108,793   $    96,837   $    88,053   $    77,334   $    71,846
----------------------------------------------------------------------------------------------------------------------------
SELECTED FINANCIAL RATIOS:
Performance:
Return on average equity                                       21.12%        20.55%        20.42%        17.91%        17.66%
Return on average assets                                        1.72          1.73          1.60          1.41          1.37
Net interest margin (taxable-equivalent)                        5.45          5.62          5.84          5.66          5.77
Efficiency ratio                                               49.36         49.88         53.04         57.49         59.36
Average equity to average assets                                8.13          8.41          7.86          7.87          7.77
Dividend pay-out ratio                                         34.70         33.89         33.41         37.48         36.87
Asset quality:
Non-performing assets to total loans (net of discount)          0.22          0.25          0.35          0.22          0.34
Non-performing assets to total assets                           0.14          0.17          0.26          0.16          0.24
Allowance to non-performing assets                            494.60        448.42        287.00        451.55        319.33
Allowance to loans, net of discount                             1.10          1.11          1.00          1.00          1.07
Net charge-offs to average net loans                            0.19          0.06          0.10          0.11          0.08
----------------------------------------------------------------------------------------------------------------------------
PER-SHARE DATA:
Net income (basic)                                              1.82          1.58          1.35          1.08         0.975
Cash dividends                                                  0.68          0.56          0.46          0.42          0.36
Book value at year-end                                          9.47          8.23          7.39          6.39          5.91
Highest market value                                           39.60         29.13         15.69         14.50         17.63
Lowest market value                                            26.50         15.13         12.82         11.44          9.94
Average shares outstanding                                11,657,984    11,822,452    12,015,912    12,137,556    12,189,652
----------------------------------------------------------------------------------------------------------------------------
Number of full-time-equivalent employees at year-end             391           381           388           389           391
Number of branch offices at year-end                              27            26            26            26            26
Number of automatic teller machines                               23            20            20            18            18
============================================================================================================================

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

The discussion that follows analyzes Suffolk Bancorp's ("Suffolk") operations for each of the past three years and its financial condition as of December 31, 2002 and 2001, respectively. Selected tabular data are presented for each of the past five years.

                               Suffolk's Business

Nearly all of Suffolk's business is to provide banking services to its commercial and retail customers in Suffolk County, on Long Island, New York. Suffolk is a one-bank holding company. Its banking subsidiary, The Suffolk County National Bank (the "Bank"), operates 27 full-service offices in Suffolk County, New York. It offers a full line of domestic, retail, and commercial banking services, and trust services. The Bank's primary lending area includes all of Suffolk County, New York. The Bank also makes loans for automobiles in Nassau and Queens Counties, New York. The Bank serves as an indirect lender to the customers of many automobile dealers. The Bank also lends to small manufacturers, wholesalers, builders, farmers, and retailers, and finances dealers' inventory. The Bank makes loans secured by real estate, including residential mortgages, of which most are sold to investors; real estate construction loans; and loans that are secured by commercial real estate and float with the prime rate which are retained in the Bank's portfolio. The Bank offers both fixed and floating rate second mortgage loans with a variety of plans for repayment.

Other investments are made in short-term United States Treasury debt, high quality obligations of municipalities in New York State, issues of agencies of the United States government, collateralized mortgage obligations, mortgage-backed securities, and stock in the Federal Reserve Bank and the Federal Home Loan Bank of New York, required as a condition of membership.

The Bank finances most of its activities with deposits, including demand, savings, N.O.W., and money market accounts, as well as term certificates. To a much lesser degree, it relies on other short-term sources of funds, including interbank, overnight loans, and, when needed, sale-repurchase agreements.

                           General Economic Conditions

The economy on Long Island continued to decline during 2002 following the attacks of September 11, 2001. During the year, interest rates reached 40-year lows. Volatility and decreases in the share prices in the stock market continued for the third straight year. Demand for finance, information, transportation, and tourism leveled off, and there were more layoffs resulting from corporate consolidations and downsizing, as well as economic contraction nationwide. Long Island has a highly educated and skilled work force and a diverse industrial base. It is adjacent to New York City, one of the world's largest centers of distribution and a magnet for finance and culture. The island's economic cycles vary from those of the national economy. In general, Long Island's economy seems to have been more stable than the national economy, owing in part to its comparative diversity, although reliable and accurate data are difficult to develop.

                              Results of Operations

                                   Net Income

Net income was $21,269,000 compared to $18,685,000 last year and $16,232,000 in 2000. These figures represent increases of 13.8 percent and 15.1 percent, respectively. Basic earnings-per-share were $1.82, compared to $1.58 last year and $1.35 in 2000.

                               Net Interest Income

Net interest income during 2002 was $62,340,000, up 12.9 percent from $55,223,000, which was up 5.2 percent from $52,505,000 in 2001 and 2000, respectively. Net interest income is the most important part of the net income of Suffolk. The effective interest rate differential, on a taxable-equivalent basis, was 5.45 percent in 2002, 5.62 percent during 2001, and 5.84 percent in 2000. Average rates on average interest-earning assets decreased to 6.84 percent in 2002 from 8.08 percent in 2001, and 8.52 percent in 2000. Average rates on average interest-bearing liabilities decreased to 2.01 percent in 2002, from
3.50 percent in 2001, and 3.75 percent in 2000. The interest rate differential decreased slightly in 2002 from 2001 and 2000. Demand deposits remained a significant source of funds as a percentage of total liabilities.

               Average Assets, Liabilities, Stockholders' Equity,
                                  Rate Spread,
                    and Effective Interest Rate Differential
                         (on a taxable-equivalent basis)

The following table illustrates the average composition of Suffolk's statements of condition. It presents an analysis of net interest income on a taxable-equivalent basis, listing each major category of interest-earning assets and interest-bearing liabilities, as well as other assets and liabilities:
(dollars in thousands)

------------------------------------------------------------------------------------------------------------------
Year ended December 31,                                        2002                              2001
------------------------------------------------------------------------------------------------------------------
                                                   Average               Average     Average               Average
                                                   Balance    Interest     Rate      Balance    Interest     Rate
------------------------------------------------------------------------------------------------------------------
INTEREST-EARNING ASSETS
------------------------------------------------------------------------------------------------------------------
U.S. Treasury securities                         $    9,958   $   481     4.83%    $   18,769   $ 1,113     5.93%
Collateralized mortgage obligations                 215,506    11,651     5.41         93,778     6,245     6.66
Mortgage backed securities                            9,928       492     4.95            487        27     5.54
Obligations of states & political subdivisions       14,730       862     5.85         11,149       805     7.22
U.S. government agency obligations                   74,052     2,895     3.91         42,230     2,218     5.26
Corporate bonds & other securities                    2,057        84     4.09          2,757       183     6.64
Federal funds sold & securities purchased
   under agreements to resell                        42,674       707     1.66         42,644     1,261     2.96
Loans, including non-accrual loans
   Commercial, financial & agricultural loans       132,841     8,427     6.34        134,850    11,375     8.43
   Commercial real estate mortgages                 177,543    14,876     8.38        162,396    14,557     8.96
   Real estate construction loans                    33,253     3,144     9.46         29,924     3,088    10.32
   Residential mortgages (1st and 2nd liens)         90,003     6,989     7.77         89,258     7,777     8.71
   Home equity loans                                 35,224     2,101     5.97         24,955     2,002     8.02
   Consumer loans                                   308,401    26,023     8.44        334,450    29,210     8.73
   Other loans                                        4,256        --       --          1,103        --       --
------------------------------------------------------------------------------------------------------------------
Total interest-earning assets                    $1,150,426   $78,732     6.84%    $  988,750   $79,861     8.08%
==================================================================================================================
Cash & due from banks                            $   50,512                        $   52,873
Other non-interest-earning assets                    37,533                            39,419
------------------------------------------------------------------------------------------------------------------
Total assets                                     $1,238,471                        $1,081,042

------------------------------------------------------------------------------------------------------------------
INTEREST-BEARING LIABILITIES
------------------------------------------------------------------------------------------------------------------
Saving, N.O.W. & money market deposits           $  514,839   $ 6,645     1.29%    $  387,893   $ 8,492     2.19%
Time deposits                                       287,064     9,442     3.29        296,281    15,203     5.13
------------------------------------------------------------------------------------------------------------------
Total savings & time deposits                       801,903    16,087     2.01        684,174    23,695     3.46
Federal funds purchased & securities
   sold under agreements to repurchase                   34         1     1.83          2,129        98     4.60
Other borrowings                                         --        --       --          9,888       548     5.54
------------------------------------------------------------------------------------------------------------------
Total interest-bearing liabilities               $  801,937   $16,088     2.01%    $  696,191   $24,341     3.50%
==================================================================================================================

Rate spread                                                               4.83%                             4.58%
Non-interest-bearing deposits                    $  311,948                        $  270,530
Other non-interest-bearing liabilities               23,862                            23,386
------------------------------------------------------------------------------------------------------------------
Total liabilities                                $1,137,747                        $  990,107
Stockholders' equity                                100,724                            90,935
------------------------------------------------------------------------------------------------------------------
Total liabilities & stockholders' equity         $1,238,471                        $1,081,042

Net interest income (taxable-equivalent basis)
   & effective interest rate differential                     $62,644     5.45%                 $55,520     5.62%
Less: taxable-equivalent basis adjustment                        (304)                             (297)
------------------------------------------------------------------------------------------------------------------
Net interest income                                           $62,340                           $55,223
==================================================================================================================

--------------------------------------------------------------------------------
Year ended December 31,                                        2000
--------------------------------------------------------------------------------
                                                   Average               Average
                                                   Balance    Interest     Rate
--------------------------------------------------------------------------------
INTEREST-EARNING ASSETS
--------------------------------------------------------------------------------
U.S. Treasury securities                         $   31,104   $ 1,776     5.71%
Collateralized mortgage obligations                  67,445     4,888     7.25
Mortgage backed securities                               --        --       --
Obligations of states & political subdivisions       22,331     1,494     6.69
U.S. government agency obligations                   40,281     2,243     5.57
Corporate bonds & other securities                    4,440       285     6.42
Federal funds sold & securities purchased
   under agreements to resell                         7,166       424     5.92
Loans, including non-accrual loans
   Commercial, financial & agricultural loans       130,512    12,802     9.81
   Commercial real estate mortgages                 153,071    13,705     8.95
   Real estate construction loans                    29,383     2,965    10.09
   Residential mortgages (1st and 2nd liens)         85,098     7,749     9.11
   Home equity loans                                 19,964     2,104    10.54
   Consumer loans                                   315,971    26,964     8.53
   Other loans                                        1,722        --       --
--------------------------------------------------------------------------------
Total interest-earning assets                    $  908,488   $77,399     8.52%
================================================================================
Cash & due from banks                            $   60,389
Other non-interest-earning assets                    42,965
--------------------------------------------------------------------------------
Total assets                                     $1,011,842

--------------------------------------------------------------------------------
INTEREST-BEARING LIABILITIES
--------------------------------------------------------------------------------
Saving, N.O.W. & money market deposits           $  370,555   $ 8,998     2.43%
Time deposits                                       264,415    14,460     5.47
--------------------------------------------------------------------------------
Total savings & time deposits                       634,970    23,458     3.69
Federal funds purchased & securities
   sold under agreements to repurchase                3,773       239     6.33
Other borrowings                                     10,299       651     6.32
--------------------------------------------------------------------------------
Total interest-bearing liabilities               $  649,042   $24,348     3.75%
================================================================================

Rate spread                                                               4.77%
Non-interest-bearing deposits                    $  250,655
Other non-interest-bearing liabilities               32,642
--------------------------------------------------------------------------------
Total liabilities                                $  932,339
Stockholders' equity                                 79,503
--------------------------------------------------------------------------------
Total liabilities & stockholders' equity         $1,011,842

Net interest income (taxable-equivalent basis)
   & effective interest rate differential                     $53,051     5.84%
Less: taxable-equivalent basis adjustment                        (546)
--------------------------------------------------------------------------------
Net interest income                                           $52,505
================================================================================

Interest income on a taxable-equivalent basis includes the additional amount of interest income that would have been earned if Suffolk's investment in nontaxable U. S. Treasury securities and state and municipal obligations had been subject to New York State and federal income taxes yielding the same after-tax income. The rate used for this adjustment was approximately 34 percent for federal income taxes and 9 percent for New York State income taxes for all periods. For each of the years 2002, 2001, and 2000, $1.00 of nontaxable income from obligations of states and political subdivisions equates to fully taxable income of $1.52. In addition, in 2002, 2001, and 2000, $1.00 of nontaxable income on U. S. Treasury securities equates to $1.02 of fully taxable income. The amortization of loan fees is included in interest income.

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

--------------------------------------------------------------------------------------------------------------
                                                       In 2002 over 2001                In 2001 over 2000
                                                         Changes Due to                   Changes Due to
                                                 Volume     Rate    Net Change   Volume    Rate     Net Change
--------------------------------------------------------------------------------------------------------------
INTEREST-EARNING ASSETS
--------------------------------------------------------------------------------------------------------------
U.S. Treasury securities                         $ (453)  $  (179)   $  (632)    $ (729)  $    66     $ (663)
Collateralized mortgage obligations               6,774    (1,368)     5,406      1,780      (424)     1,356
Mortgage-backed securities                          468        (3)       465         27        --         27
Obligations of states & political subdivisions      228      (171)        57       (799)      110       (689)
U.S. government agency obligations                1,352      (675)       677        106      (131)       (25)
Corporate bonds & other securities                  (39)      (60)       (99)      (111)       10       (101)
Federal funds sold & securities purchased
   under agreement to resell                          1      (555)      (554)     1,145      (308)       837
Loans, including non-accrual loans                  399    (6,848)    (6,449)     3,644    (1,924)     1,720
--------------------------------------------------------------------------------------------------------------
Total interest-earning assets                    $8,730   $(9,859)   $(1,129)    $5,063   $(2,601)    $2,462
--------------------------------------------------------------------------------------------------------------
INTEREST-BEARING LIABILITIES
--------------------------------------------------------------------------------------------------------------
Saving, N.O.W., & money market deposits          $2,273   $(4,120)   $(1,847)    $  408   $  (914)    $ (506)
Time deposits                                      (459)   (5,302)    (5,761)     1,672      (928)       744
Federal funds purchased & securities
   sold under agreements to repurchase              (71)      (26)       (97)       (87)      (54)      (141)
Other borrowings                                   (274)     (274)      (548)       (25)      (79)      (104)
--------------------------------------------------------------------------------------------------------------
Total interest-bearing liabilities               $1,469   $(9,722)   $(8,253)    $1,968   $(1,975)    $   (7)
--------------------------------------------------------------------------------------------------------------
   Net change in net interest income
      (taxable-equivalent basis)                 $7,261   $  (137)   $ 7,124     $3,095   $  (626)    $2,469
==============================================================================================================

                                 Interest Income

Interest income decreased to $78,428,000 in 2002, down 1.4 percent from $79,565,000 in 2001, which increased from 76,853,000 in 2000, an increase of 3.5 percent.

                              Investment Securities

Average investment in U. S. Treasury securities decreased to $9,958,000 from $18,769,000 in 2001, and $31,104,000 in 2000, a decrease of 46.9 and 39.7 percent, respectively. These balances decreased as funds were shifted into collateralized mortgage obligations ("CMO's") as the spread between Treasury and non-Treasury yields widened during the period. Average balances of CMO's increased to $215,506,000 in 2002 from $93,778,000 in 2001, and $67,445,000 in
2000. U. S. Treasury, U. S. government agency, collateralized mortgage obligations, and municipal securities provide collateral for various liabilities to municipal depositors. Securities are Suffolk's primary source of liquidity. The following table summarizes Suffolk's investment securities available for sale and held to maturity as of the dates indicated: (in thousands)

-----------------------------------------------------------------------------------------
December 31,                                                 2002       2001       2000
-----------------------------------------------------------------------------------------
Investment securities available for sale, at fair value:
   U.S. Treasury securities                                $ 10,020   $  9,805   $ 31,194
   U.S. government agency debt securities                    74,740     48,970     34,926
   Collateralized mortgage obligations agency issues        249,914    148,327     60,334
   Collateralized mortgage obligations private issues         6,307     23,309     21,715
   Mortgage-backed securities                                15,361      9,364         --
   Equity securities                                             --         --      1,017
   Obligations of states & political subdivisions             3,561      1,286         --
-----------------------------------------------------------------------------------------
      Total investment securities available for sale        359,903    241,061    149,186
-----------------------------------------------------------------------------------------
Investment securities held to maturity:
   Obligations of states & political subdivisions            14,884     11,709     13,317
   Corporate bonds & other securities                         2,099      1,850      3,468
-----------------------------------------------------------------------------------------
      Total investment securities held to maturity           16,983     13,559     16,785
-----------------------------------------------------------------------------------------
      Total investment securities                          $376,886   $254,620   $165,971
=========================================================================================
Fair value of investment securities held to maturity       $ 17,643   $ 13,872   $ 17,218
Unrealized gains                                                660        388        434
Unrealized losses                                                --         75          1
=========================================================================================

The amortized cost, maturities, and approximate weighted average yields, on a taxable-equivalent basis, at December 31, 2002 are as follows: (in thousands)

---------------------------------------------------------------------------------------------------------------
                                                            Available for Sale
---------------------------------------------------------------------------------------------------------------
                                                                  U.S.                 Obligations of
                                      U.S. Treasury           Govt. Agency           States & Political
                                        Securities                Debt                  Subdivisions
---------------------------------------------------------------------------------------------------------------
                                          Fair                    Fair                      Fair
Maturity (in years)                       Value       Yield       Value      Yield          Value         Yield
---------------------------------------------------------------------------------------------------------------
Within 1                                 $    --         --      $    --        --         $   --            --
After 1 but within 5                      10,020       5.01%      55,449      4.45%            --            --
After 5 but within 10                         --         --           --        --             --            --
After 10                                      --         --       19,291      5.83%         3,561          5.13%
Other securities                              --         --           --        --             --            --
---------------------------------------------------------------------------------------------------------------
Subtotal                                 $10,020       5.01%     $74,740      1.50%        $3,561          5.13%
Collateralized mortgage obligations
Mortgage-backed securities
---------------------------------------------------------------------------------------------------------------
Total                                    $10,020       5.01%     $74,740      1.50%        $3,561          5.13%
===============================================================================================================

--------------------------------------------------------------------------------------------------------------
                                                    Held to Maturity
--------------------------------------------------------------------------------------------------------------
                                        Obligations of              Corporate Bonds
                                      States & Political                   &
                                         Subdivisions              Other Securities
--------------------------------------------------------------------------------------------------------------
                                          Amortized                   Amortized
Maturity (in years)                          Cost          Yield         Cost         Yield    Total     Yield
--------------------------------------------------------------------------------------------------------------
Within 1                                   $ 9,850          2.25%       $   --          --    $  9,850    2.25%
After 1 but within 5                           370          3.81%           --          --    $ 65,839    4.53
After 5 but within 10                           --            --            --          --    $     --      --
After 10                                     4,664          5.18%           --          --    $ 27,516    5.63
Other securities                                --            --         2,099          --    $  2,099      --
--------------------------------------------------------------------------------------------------------------
Subtotal                                   $14,884          3.21%       $2,099          --    $105,304    2.17%
Collateralized mortgage obligations                                                            256,221    5.85
Mortgage-backed securities                                                                      15,361    3.89
--------------------------------------------------------------------------------------------------------------
Total                                      $14,884          3.21%       $2,099          --     376,886    4.74%
==============================================================================================================

As a member of the Federal Reserve System, the Bank owns Federal Reserve Bank stock with a book value of $638,000. Being an equity investment, the stock has no maturity. There is no public market for this investment. The last dividend was 6.00 percent.

As a member of the Federal Home Loan Bank of New York, the Bank owns Federal Home Loan Bank of New York stock with a book value of $1,361,000. Being an equity investment, the stock has no maturity. There is no public market for this investment. The last declared dividend was 5.58 percent.

                                 Loan Portfolio

Loans, net of unearned discounts but before the allowance for possible loan losses, totaled $788,557,000.

Consumer loans are the largest component of Suffolk's loan portfolio. Net of unearned discounts, they totaled $277,633,000 at the end of 2002, down 17.1 percent from $334,849,000 at year-end 2001. Consumer loans include primarily indirect, dealer-generated automobile loans. Competition among commercial banks and with captive finance companies of automobile manufacturers has reduced yields and volume. Commercial real estate mortgages closed the year at $183,501,000, up 6.0 percent from $173,092,000 last year. Commercial and industrial loans followed at $150,130,000, up 12.8 percent from $133,076,000 at the end of 2001. As commerce on Long Island stagnated, commercial mortgages, and to a lesser extent, commercial loans, offered continuing opportunity. However, competition forced concessions on rates in order to maintain the quality of Suffolk's commercial portfolio. These loans are made to small local businesses throughout Suffolk County. Loan balances are seasonal, particularly in the Hamptons where retail inventories rise in the spring and decline by autumn.

The remaining, significant components of the loan portfolio are residential mortgages at $94,864,000, down .6 percent from $95,424,000; home equity loans at $44,349,000, up 39.9 percent from $31,699,000; and construction loans at $36,558,000, up 33.6 percent from $27,365,000.

The following table categorizes total loans (net of unearned discounts) at December 31: (in thousands)

-------------------------------------------------------------------------------------------------
                                               2002       2001       2000       1999       1998
-------------------------------------------------------------------------------------------------
Commercial, financial & agricultural loans   $150,130   $133,076   $133,524   $131,429   $123,463
Commercial real estate mortgages              183,501    173,092    158,443    162,321    128,923
Real estate -- construction loans              36,558     27,365     34,393     17,956     12,500
Residential mortgages (1st and 2nd liens)      94,864     95,424     89,337     82,411     73,754
Home equity loans                              44,349     31,699     21,824     20,834     21,980
Consumer loans                                277,633    334,849    335,679    309,653    284,697
Other loans                                     1,522        605      2,797      2,921      2,203
-------------------------------------------------------------------------------------------------
Total loans (net of unearned discounts)      $788,557   $796,110   $775,997   $727,525   $647,520
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

The following table shows non-accrual, past due, and restructured loans at December 31: (in thousands)

--------------------------------------------------------------------------------------
                                             2002     2001     2000     1999     1998
--------------------------------------------------------------------------------------
Loans accruing but past due contractually
   90 days or more                          $  349   $1,505   $  949   $1,741   $2,168
Loans not accruing interest                  1,560    1,912    2,469    1,132    1,546
Restructured loans                             198       56       56      275      291
--------------------------------------------------------------------------------------
Total                                       $2,107   $3,473   $3,474   $3,148   $4,005
======================================================================================

Interest on loans that are restructured or are no longer accruing interest would have amounted to about $129,000 for 2002 under the contractual terms of those loans. Suffolk records the payment of interest on such loans as a reduction of principal. Interest income recognized on restructured and non-accrual loans was immaterial for the years 2002, 2001, and 2000. Suffolk has a formal procedure for internal credit review to more precisely identify risk and exposure in the loan portfolio.

          Summary of Loan Losses and Allowance for Possible Loan Losses

The allowance for possible loan losses is determined by continuous analysis of the loan portfolio. That analysis includes changes in the size and composition of the portfolio, historical loan losses, industry-wide losses, current and anticipated economic trends, and details about individual loans. It also includes estimates of the actual value of collateral and other possible sources of repayment. There can be no assurance that the allowance is, in fact, adequate. When a loan, in full or in part, is deemed uncollectible, it is charged against the allowance. This happens when it is well past due and the borrower has not shown the ability or intent to make the loan current, or the borrower does not have enough assets to pay the debt, or the value of the collateral is less than the balance of the loan and not likely to improve soon. Residential real estate and consumer loans are not analyzed individually because of the large number of loans, small balances, and historically low losses. In the future, the provision for loan losses may change as a percentage of total loans. The percentage of net charge-offs to average net loans during 2002 was 0.19, compared to 0.06 percent in 2001, and 0.10 percent during 2000. The ratio of the allowance for possible loan losses to loans, net of discounts, was 1.10 percent at the end of 2002, down from 1.11 percent in 2001 and up from 1.00 percent in 2000. A summary of transactions follows: (in thousands)

---------------------------------------------------------------------------------------------
Year ended December 31,                             2002     2001     2000     1999     1998
---------------------------------------------------------------------------------------------
Allowance for possible loan losses, January 1,     $8,825   $7,749   $7,270   $6,955   $6,524

Loans charged-off:
Commercial, financial & agricultural loans             27      111      130      320      176
Commercial real estate mortgages                       --       --       --       --       --
Real estate -- construction loans                      --       --       --       --       --
Residential mortgages (1st and 2nd liens)              --       --       --        9        1
Home equity loans                                      --       --       --       --       --
Consumer loans                                      1,826      691      750      605      494
Lease finance                                          --       --       --       --        2
Other loans                                            --        4       17       --       --
---------------------------------------------------------------------------------------------
Total Charge-offs                                  $1,853   $  806   $  897   $  934   $  673
---------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------
Loans recovered after being charged-off              2002     2001     2000     1999     1998
---------------------------------------------------------------------------------------------
Commercial, financial & agricultural loans             33      178       25       22       52
Commercial real estate mortgages                       --       --       --       --       --
Real estate -- construction loans                      --       --       --       --       --
Residential mortgages (1st and 2nd liens)              --       --       --        1        1
Home equity loans                                      --       --        9       --       --
Consumer loans                                        310      160      142      156      145
Lease finance                                          --       --       --       --        6
Other loans                                            --       --       --       --       --
---------------------------------------------------------------------------------------------
Total recoveries                                   $  343   $  338   $  176   $  179   $  204
---------------------------------------------------------------------------------------------
Net loans charged-off                               1,510      468      721      755      469
Provision for possible loan losses                  1,380    1,544    1,200    1,070      900
---------------------------------------------------------------------------------------------
Allowance for possible loan losses, December 31,   $8,695   $8,825   $7,749   $7,270   $6,955
=============================================================================================

The following table summarizes the allowance for loan losses allocated by loan type: (dollars in thousands)

-------------------------------------------------------------------------------------------------------------------------------
                                                      % of              % of             % of             % of             % of
As of December 31,                            2002    Total    2001    Total    2000    Total    1999    Total    1998    Total
-------------------------------------------------------------------------------------------------------------------------------
Commercial, financial & agricultural loans   $3,315    38.1%  $3,994    45.3%  $1,863    24.0%  $1,666    22.9%  $1,947    28.0%
Commercial real estate mortgages              2,731    31.4%   2,235    25.3%   3,592    46.4%   2,665    36.7%   1,740    25.0%
Real estate -- construction loans               305     3.5%     202     2.3%     235     3.0%     135     1.9%     102     1.5%
Residential mortgages (1st and 2nd liens)       136     1.6%     132     1.5%     129     1.7%      87     1.2%      95     1.4%
Home equity loans                               411     4.7%     377     4.3%     337     4.3%     312     4.3%     333     4.8%
Consumer loans                                1,589    18.3%   1,858    21.1%   1,573    20.3%   1,750    24.1%   1,306    18.8%
Unallocated allowance                           208     2.4%      27     0.3%      20     0.3%     655     9.0%   1,432    20.6%
-------------------------------------------------------------------------------------------------------------------------------
Allowance for possible loan losses           $8,695   100.0%  $8,825   100.0%  $7,749   100.0%  $7,270   100.0%  $6,955   100.0%
===============================================================================================================================

The following table presents information concerning loan balances and asset quality: (dollars in thousands)

-------------------------------------------------------------------------------------------------------
Year ended December 31,                              2002       2001       2000       1999       1998
-------------------------------------------------------------------------------------------------------
Loans, net of discounts:
   Average                                         $781,521   $776,936   $735,721   $676,810   $619,025
   At end of period                                 788,557    796,110    775,997    727,525    647,520
Non-performing assets/total loans (net of
   discounts)                                          0.22%      0.25%      0.35%      0.22%      0.34%
Non-performing assets/total assets                     0.14       0.17       0.26       0.16       0.24
Ratio of net charge-offs/average net loans             0.19       0.06       0.10       0.11       0.08
Net charge-offs/net loans at December 31,              0.19       0.06       0.09       0.10       0.07
Allowance for possible loan losses/loans, net of
   discounts                                           1.10       1.11       1.00       1.00       1.07
=======================================================================================================

                                Interest Expense

Interest expense in 2002 was $16,088,000, down from $24,342,000 the year before, which was down slightly from $24,348,000 during 2000. Most interest was paid for the deposits of individuals, businesses, and various governments and their agencies. Short-term borrowings, which may include federal funds purchased (short-term lending by other banks), securities sold under agreements to repurchase, Federal Home Loan Bank borrowings, and the Federal Reserve Bank discount window, were used occasionally. Short-term borrowings averaged $34,000 during 2002, $12,017,000 during 2001, and $14,072,000 during 2000.

                                    Deposits

Average interest-bearing deposits increased to $801,903,000 in 2002, up 17.2 percent from $684,174,000 in 2001. Savings, N.O.W., and money market deposits increased during 2002, averaging $514,839,000, up 32.7 percent from 2001 when they averaged $387,893,000. Average time certificates of less than $100,000 totaled $256,316,000, down 4.1 percent from $267,303,000 in 2001. Average time certificates of $100,000 or more totaled $30,748,000, up 6.1 percent from $28,978,000 during 2001. Each of the Bank's demand deposit accounts has a related non-interest-bearing sweep account. The sole purpose of the sweep accounts is to reduce the non-interest-bearing reserve balances that the Bank is required to maintain with the Federal Reserve Bank, and thereby increase funds available for investment. Although the sweep accounts are classified as savings accounts for regulatory purposes, they are included in demand deposits in the accompanying consolidated statements of condition.

The following table classifies average deposits for each of the periods indicated: (in thousands)

------------------------------------------------------------------------------------------------------------
                                                  2002                   2001                   2000
------------------------------------------------------------------------------------------------------------
                                                      Average                Average                Average
                                          Average    Rate Paid    Average   Rate Paid    Average   Rate Paid
------------------------------------------------------------------------------------------------------------
Demand deposits                         $  311,948               $270,530               $250,655
Savings deposits                           349,141     1.36%      273,565     2.48%      249,442     2.78%
N.O.W. & money market deposits             165,698     1.14       114,328     1.50       121,113     1.70
Time certificates of $100,000 or more       30,748     2.75        28,978     4.89        24,931     5.50
Other time deposits                        256,316     3.35       267,303     5.16       239,484     5.47
------------------------------------------------------------------------------------------------------------
Total deposits                          $1,113,851               $954,704               $885,625
============================================================================================================

At December 31, 2002, the remaining maturities of time certificates of $100,000 or more were as follows: (in thousands)

-------------------------------------------------------------------------------
3 months or less                                                        $10,132
Over 3 through 6 months                                                   9,126
Over 6 through 12 months                                                  1,459
Over 12 months                                                            2,778
-------------------------------------------------------------------------------
Total                                                                   $23,495
===============================================================================

                              Short-Term Borrowings

Occasionally, Suffolk uses short-term funding. This includes lines of credit for federal funds with correspondent banks, retail sale-repurchase agreements, the Federal Reserve Bank discount window, and the Federal Home Loan Bank. Average balances of federal funds purchased were $34,000 and $2,129,000 for 2002 and 2001, respectively. Average balances of Federal Home Loan Bank borrowings were $9,888,000 during 2001.There were no Federal Home Loan Bank borrowings and retail repurchase agreements during 2002.

                                  Other Income

Other income increased to $10,073,000 during 2002, up 5.5 percent from $9,548,000 during 2001 and up 22.6 percent from $7,788,000 during 2000. Service charges on deposit accounts were up 7.8 percent from 2001 to 2002, and up 11.6 percent from 2000 to 2001. Other service charges were up 27.5 percent and up
12.6 percent for the same periods, respectively. Fiduciary fees in 2002 totaled $1,141,000, up 2.3 percent from 2001 when they amounted to $1,115,000 and up
37.1 percent from 2000, at $813,000.

                                 Other Expense

Other expense during 2002 was $35,744,000, up 10.6 percent from 2001 when it was $32,307,000 and up 1.0 percent from $31,977,000 in 2000. Increases were primarily due to increase in compensation expense, up 12.8 percent from 2001 to 2002. During 2002, non-interest expense grew at 10.6 percent while average assets grew by 14.6 percent, further increasing efficiency.

                            Interest Rate Sensitivity

Interest rate "sensitivity" is determined by the date when each asset and liability in Suffolk's portfolio can be repriced. Sensitivity increases when interest-earning assets and interest-bearing liabilities cannot be repriced at the same time. While this analysis presents the volume of assets and liabilities repricing in each period of time, it does not consider how quickly various assets and liabilities might actually be repriced in response to changes in interest rates. Management reviews its interest rate sensitivity regularly and adjusts its asset/liability strategy accordingly. Because the interest rates of assets and liabilities vary according to their maturity, management may selectively mismatch the repricing of assets and liabilities to take advantage of temporary or projected differences between short- and long-term interest rates. The following table reflects the sensitivity of Suffolk's assets and liabilities at December 31, 2002: (dollars in thousands)

---------------------------------------------------------------------------------------------------------------------------
                                                       Less than    3 to 6     7 to 12   More Than    Not Rate
                      MATURITY:                         3 Months    Months      Months     1 Year    Sensitive     Total
---------------------------------------------------------------------------------------------------------------------------
INTEREST-EARNING ASSETS
---------------------------------------------------------------------------------------------------------------------------
Domestic loans (1) (net of unearned discount)          $245,774    $ 75,875   $110,305   $ 353,751    $ 2,852    $  788,557
Investment securities (2)                                18,364      27,546     44,639     284,238      2,099       376,886
Federal funds sold                                       17,500          --         --          --         --        17,500
---------------------------------------------------------------------------------------------------------------------------
Total interest-earning assets                          $281,638    $103,421   $154,944   $ 637,989    $ 4,951    $1,182,943
===========================================================================================================================

---------------------------------------------------------------------------------------------------------------------------
DEMAND DEPOSITS AND INTEREST-BEARING LIABILITIES
---------------------------------------------------------------------------------------------------------------------------
Demand deposits (3)                                    $ 15,736    $ 15,736   $ 31,471   $ 251,771    $    --    $  314,714
N.O.W. & money market accounts (4)                        9,802       9,802     19,603     156,826         --       196,033
Borrowings                                                   --          --         --          --         --            --
Interest-bearing deposits (5)                            82,272      46,651     68,153     434,759         --       631,835
---------------------------------------------------------------------------------------------------------------------------
Total demand deposits & interest-bearing liabilities   $107,810    $ 72,189   $119,227   $ 843,356    $    --    $1,142,582
===========================================================================================================================
Gap                                                    $173,828    $ 31,232   $ 35,717   $(205,367)   $ 4,951    $   40,361
===========================================================================================================================
Cumulative difference between interest-earning
assets and interest-bearing liabilities                $173,828    $205,060   $240,777   $  35,410    $40,361
===========================================================================================================================
Cumulative difference/total assets                        13.66%      16.11%     18.92%       2.78%      3.17%
===========================================================================================================================

--------------------------------------------------------------------------------
Footnotes to Interest Rate Sensitivity

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

As of December 31, 2002, interest-earning assets with maturities of less than one year exceed interest-bearing liabilities of similar maturity. This cumulative gap might result in increased net interest income if interest rates increase. If interest rates decline, net interest income might decrease.

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

The model measures the effect of changing interest rates on both interest income and interest expense for all assets and liabilities, as well as for derivative financial instruments that do not appear on the balance sheet. The results are compared to ALCO policy limits that specify a maximum effect on NII one year in the future, assuming no growth in assets or liabilities, and a 2 percent or 200 basis point ("bp") change in interest rates upward and a 1 percent or 100 basis point change in interest rates downward. Following is Suffolk's NII sensitivity as of December 31, 2002. Suffolk's Board has approved a policy limit of 12.5 percent.

                              Estimated NII
Rate Change                    Sensitivity
---------------------------   -------------
+200 basis point rate shock       1.75%
-100 basis point rate shock      (1.11%)

These estimates should not be interpreted as Suffolk's forecast, and should not be considered as indicative of management's expectations for operating results. They are hypothetical estimates that are based on many assumptions including: the nature and time of changes in interest rates, the shape of the "yield curve" (variations in interest rates for financial instruments of varying maturity at a given moment in time), prepayments on loans and securities, deposit outflows, pricing on loans and deposits, and the reinvestment of cash flows from assets and liabilities, among other things. While these assumptions are based on management's best estimate of current economic conditions, Suffolk cannot give any assurance that they will actually predict results, nor can they anticipate how the behavior of customers and competitors may change in the future.

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

When appropriate, ALCO may use off-balance-sheet instruments such as interest rate floors, caps, and swaps to hedge its position with regard to interest rate risk. The Board of Directors has approved a hedging policy statement that governs the use of such instruments. As of December 31, 2002, there were no derivative financial instruments outstanding.

The following table illustrates the contractual sensitivity to changes in interest rates of the Company's total loans, net of discounts, not including overdrafts and loans not accruing interest, together totaling $2,852,000 at December 31, 2002: (in thousands)

---------------------------------------------------------------------------------------
                                       Due Within     After 1 but     After
INTEREST RATE PROVISION                  1 Year     Before 5 Years   5 Years     Total
---------------------------------------------------------------------------------------
Predetermined rates                     $170,000       $211,678      $19,292   $400,970
Floating or adjustable rates             263,284        120,828        3,475    387,587
---------------------------------------------------------------------------------------
Total                                   $433,284       $332,506      $22,767   $788,557
=======================================================================================

The following table illustrates the contractual sensitivity to changes in interest rates on the Company's commercial, financial, agricultural, and real estate construction loans not including non-accrual loans totaling approximately $353,000 at December 31, 2002: (in thousands)

---------------------------------------------------------------------------------------
                                       Due Within    After 1 but      After
                                        1 Year      Before 5 Years   5 Years     Total
---------------------------------------------------------------------------------------
Commercial, financial & agricultural    $135,776       $14,125         $229    $150,130
Real estate construction                  36,558            --           --      36,558
---------------------------------------------------------------------------------------
Total                                   $172,334       $14,125         $229    $186,688
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

                                Capital Resources

Primary capital, including stockholders' equity, not including the net unrealized gain on securities available for sale, net of tax, and the allowance for possible loan losses, amounted to $109,103,000, compared to $104,566,000 at year-end 2001 and $94,978,000 at year-end 2000. During 2002, Suffolk repurchased 283,796 shares for an aggregate price of $8,917,481. Management determined that this would increase leverage while preserving capital ratios well above regulatory requirements.

The following table presents Suffolk's capital ratio and other related ratios for each of the past five years: (dollars in thousands)

---------------------------------------------------------------------------------------------------------------
                                                           2002(1)    2001(1)    2000(1)    1999(1)    1998(1)
---------------------------------------------------------------------------------------------------------------
Primary capital at year-end                                $109,103   $104,566    $94,978    $86,442   $78,768
Primary capital at year-end as a percentage of year-end:
   Total assets plus allowance for possible loan losses        8.51%      8.91%      8.98%      8.75%     8.60%
   Loans, net of unearned discounts                           13.84%     13.13%     12.24%     11.88%    12.16%
   Total deposits                                              9.55%      9.94%     10.08%      9.85%     9.53%
===============================================================================================================

(1) Capital ratios do not include the effect of SFAS No. 115 "Accounting for Certain Investments in Debt and Investment Securities."

In 2000, the Board adopted a policy whereby management will maximize both return on average equity and earnings-per-share, and therefore shareholder value, while maintaining the regulatory standard of "well-capitalized." That standard is 10 percent Total Risk-based Capital, 6 percent Tier 1 Capital, and 5 percent Leverage Capital. When capital exceeds that standard by more than a small cushion over what is expected to be required to maintain the "well-capitalized" standard during the current quarter, shares may be repurchased as they become available at prices that remain accretive to earnings per share in transactions under SEC rule 10-b 18 and in private purchases. When capital expected to be required during the current quarter does not exceed the standard, repurchases will not be made. Further, the dividend reinvestment program will automatically follow the same standard, purchasing shares in the market when Suffolk is in the market to repurchase shares, and issuing from the reserve when it is not. Each of these replaces the prior practice of authorizing the repurchase of a specific number of shares by Suffolk, or the purchase or issuance of shares by the dividend reinvestment program without specific reference to capital ratios.

The following table details repurchases during 2002:

---------------------------------------------------------------------------------------
Period ending       Total shares repurchased   Average price per share   Aggregate cost
---------------------------------------------------------------------------------------
December 31, 2002            283,796                    $31.42           $8,917,481.00
=======================================================================================

Suffolk measures how effectively it uses capital by two widely accepted performance ratios: return on average assets and return on average common stockholders' equity. The returns in 2002 on average assets of 1.72 percent and average common equity of 21.12 percent fluctuated slightly from 2001 when returns were 1.73 percent and 20.55 percent, respectively.

All dividends must conform to applicable statutory requirements. Suffolk Bancorp's ability to pay dividends depends on Suffolk County National Bank's ability to pay dividends. Under 12 USC 56-9, a national bank may not pay a dividend on its common stock if the dividend would exceed net undivided profits then on hand. Further, under 12 USC 60, a national bank must obtain prior approval from the Office of the Comptroller of the Currency to pay dividends on either common or preferred stock that would exceed the bank's net profits for the current year combined with retained net profits (net profits minus dividends paid during that period) of the prior two years. The amount the Bank currently has available to pay dividends is approximately $38,576,000.

                   Risk-Based Capital and Leverage Guidelines

The Federal Reserve Bank's risk-based capital guidelines call for bank holding companies to require minimum ratios of capital to risk-weighted assets, which include certain off-balance-sheet activities, such as standby letters-of-credit. The guidelines define capital as being "core," or "Tier 1" capital, which includes common stockholders' equity; a limited amount of perpetual preferred stock; minority interest in unconsolidated subsidiaries, less goodwill; or "supplementary" or "Tier 2" capital, which includes subordinated debt, redeemable preferred stock, and a limited amount of the allowance for possible loan losses. All bank holding companies must meet a minimum ratio of total qualifying capital to risk-weighted assets of 8.00 percent, of which at least
4.00 percent should be in the form of Tier 1 capital. At December 31, 2002, Suffolk's ratios of core capital and total qualifying capital (core capital plus Tier 2 capital) to risk-weighted assets were 12.28 percent and 11.29 percent, respectively.

                   Discussion of New Accounting Pronouncements

In June 1999, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives either as assets or as liabilities in the statement of financial condition and measure those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation.

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

In June of 2001, the FASB issued SFAS No. 141, "Business Combinations." This statement addressed financial accounting and reporting for business combinations and requires that all business combinations be accounted for by a single method: the purchase method. The single-method approach used in this statement reflects the conclusion that virtually all business combinations are acquisitions and thus all business combinations should be accounted for in the same way as are the acquisitions of other assets: based on the values exchanged. The Bank adopted SFAS No. 141 effective January 1, 2002, with no material effect on the results of operations.

In July of 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." This statement requires that goodwill and certain other intangible assets having indefinite lives no longer be amortized to earnings, but instead be subject to periodic testing for impairment. The Bank adopted SFAS No. 142 effective January 1, 2002, with no material effect on the results of operations.

In October 2002, the FASB issued SFAS No. 147, "Acquisitions of Certain Financial Institutions," an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9, which removes acquisitions of financial institutions from the scope of SFAS No. 72, "Accounting for Certain Acquisitions of Banking or Thrift Institutions." SFAS No. 147 also requires that the acquisition of less than a whole financial institution, such as a branch, be accounted for as a business combination if the transferred assets and activities constitute a business. The adoption of SFAS No. 147 did not have a material impact on the Bank's financial position or results of operations.

                        Business Risks and Uncertainties

This annual report contains some statements that look to the future. These may include remarks about Suffolk Bancorp, the banking industry, and the economy in general. Factors affecting Suffolk Bancorp include particularly, but are not limited to: changes in interest rates; increases or decreases in retail and commercial economic activity in Suffolk's market area; variations in the ability and propensity of consumers and businesses to borrow, repay, or deposit money, or to use other banking and financial services. Further, it could take Suffolk longer than anticipated to implement its strategic plans to increase revenue and manage non-interest expense, or it may not be possible to implement those plans at all. Finally, new and unanticipated legislation, regulation, or accounting standards may require Suffolk to change its practices in ways that materially change the results of operations. Each of the factors may change in ways that management does not now foresee. These remarks are based on current plans and expectations. They are subject, however, to a variety of uncertainties that could cause future results to vary materially from Suffolk's historical performance, or from current expectations.

                      CONSOLIDATED STATEMENTS OF CONDITION

                                                                                          December 31,
                                                                                -------------------------------
                                                                                     2002             2001
                                                                                --------------   --------------
ASSETS
Cash and Due From Banks                                                         $   48,000,138   $   60,925,542
Federal Funds Sold                                                                  17,500,000       17,600,000
Investment Securities:
   Available for Sale, at Fair Value                                               359,902,409      241,061,300
   Held to Maturity (Fair Value of $17,643,000 and $13,872,000, respectively)
      Obligations of States and Political Subdivisions                              14,884,444       11,708,925
      Federal Reserve Bank Stock                                                       637,849          637,849
      Federal Home Loan Bank Stock                                                   1,361,000        1,111,700
      Corporate Bonds and Other Securities                                             100,000          100,000
                                                                                --------------   --------------
Total Investment Securities                                                        376,885,702      254,619,774

Total Loans                                                                        788,835,165      796,642,339
Less: Unearned Discounts                                                               277,799          531,937
      Allowance for Possible Loan Losses                                             8,695,408        8,825,289
                                                                                --------------   --------------
Net Loans                                                                          779,861,958      787,285,113

Premises and Equipment, Net                                                         20,437,150       13,801,145
Accrued Interest Receivable                                                          5,945,568        5,556,925
Excess of Cost Over Fair Value of Net Assets Acquired                                  814,445          814,445
Other Assets                                                                        23,272,229       24,344,542
                                                                                --------------   --------------
   TOTAL ASSETS                                                                 $1,272,717,190   $1,164,947,486
                                                                                ==============   ==============
LIABILITIES & STOCKHOLDERS' EQUITY
Demand Deposits                                                                 $  314,714,256   $  294,189,709
Saving, N.O.W., and Money Market Deposits                                          557,967,262      453,922,043
Time Certificates of $100,000 or more                                               23,495,058       30,037,710
Other Time Deposits                                                                246,405,358      273,562,547
                                                                                --------------   --------------
   Total Deposits                                                                1,142,581,934    1,051,712,009

Dividend Payable on Common Stock                                                     1,956,187        1,647,883
Accrued Interest Payable                                                             1,334,336        2,513,445
Other Liabilities                                                                   18,052,041       12,237,369
                                                                                --------------   --------------
   TOTAL LIABILITIES                                                             1,163,924,498    1,068,110,706
                                                                                --------------   --------------
Commitments and Contingent Liabilities

STOCKHOLDERS' EQUITY
Common Stock (par value $2.50; 15,000,000 shares authorized, 11,489,481 and 11,770,596 shares outstanding at December 31, 2002 & 2001,
   respectively)                                                                    33,838,045       33,825,545
Surplus                                                                             19,230,182       19,165,182
Undivided Profits                                                                   52,453,451       47,149,368
Treasury Stock at Par (2,045,737 shares and 1,759,622 shares, respectively)         (5,114,347)      (4,399,059)
Accumulated Other Comprehensive Income, Net of Tax                                   8,385,361        1,095,744
                                                                                --------------   --------------
   TOTAL STOCKHOLDERS' EQUITY                                                      108,792,692       96,836,780
                                                                                --------------   --------------
   TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                                     $1,272,717,190   $1,164,947,486
                                                                                ==============   ==============

See accompanying notes to consolidated financial statements

                        CONSOLIDATED STATEMENTS OF INCOME

                                                                      For the Years ended December 31,
                                                                  ---------------------------------------
                                                                      2002          2001          2000
                                                                  -----------   -----------   -----------
INTEREST INCOME
Federal Funds Sold                                                $   706,856   $ 1,260,540   $   423,490
United States Treasury Securities                                     471,611     1,091,359     1,741,538
Obligations of States and Political Subdivisions (tax exempt)         567,214       529,737       982,822
Mortgage-Backed Securities                                         12,143,135     6,244,987     4,887,822
U.S. Government Agency Obligations                                  2,895,198     2,245,450     2,243,358
Corporate Bonds and Other Securities                                   84,189       183,266       284,566
Loans                                                              61,559,406    68,009,265    66,289,111
                                                                  -----------   -----------   -----------
   Total Interest Income                                           78,427,609    79,564,604    76,852,707

INTEREST EXPENSE
Saving, N.O.W., and Money Market Deposits                           6,645,241     8,492,498     8,997,810
Time Certificates of $100,000 or more                                 846,096     1,417,903     1,371,397
Other Time Deposits                                                 8,596,137    13,785,445    13,088,266
Federal Funds Purchased                                                   625        98,077       239,634
Interest on Other Borrowings                                               --       547,937       651,064
                                                                  -----------   -----------   -----------
   Total Interest Expense                                          16,088,099    24,341,860    24,348,171

   Net Interest Income                                             62,339,510    55,222,744    52,504,536
Provision for Possible Loan Losses                                  1,380,000     1,544,000     1,200,000
                                                                  -----------   -----------   -----------
  Net Interest Income After Provision for Possible Loan Losses     60,959,510    53,678,744    51,304,536

OTHER INCOME
Service Charges on Deposit Accounts                                 5,690,926     5,277,701     4,729,846
Other Service Charges, Commissions & Fees                           2,081,541     1,632,279     1,449,168
Fiduciary Fees                                                      1,141,024     1,115,377       812,565
Other Operating Income                                              1,160,121     1,127,383       822,166
Net Gain (Losses) on Sale of Securities Available for Sale                 --       395,294       (25,517)
                                                                  -----------   -----------   -----------
   Total Other Income                                              10,073,612     9,548,034     7,788,228

OTHER EXPENSE
Salaries & Employee Benefits                                       20,788,300    18,424,087    17,711,469
Net Occupancy Expense                                               2,788,880     2,849,827     2,589,307
Equipment Expense                                                   2,616,714     2,320,014     2,568,947
Outside Services                                                    1,699,879     1,552,769     1,497,943
FDIC Assessments                                                      184,208       176,759       180,011
Amortization of Excess Cost
   Over Fair Value of Net Assets Acquired                                  --       361,932       361,932
Other Operating Expense                                             7,666,297     6,621,820     7,067,305
                                                                  -----------   -----------   -----------
   Total Other Expense                                             35,744,278    32,307,208    31,976,914

Income Before Provision for Income Taxes                           35,288,844    30,919,570    27,115,850
Provision for Income Taxes                                         14,020,154    12,234,773    10,883,424
                                                                  -----------   -----------   -----------
NET INCOME                                                        $21,268,690   $18,684,797   $16,232,426
                                                                  ===========   ===========   ===========

         Average: Common Shares Outstanding                        11,657,984    11,822,452    12,015,912
                    Dilutive Stock Options                             42,457        16,750        14,980
                                                                  -----------   -----------   -----------
      Average Total Common Shares and Dilutive Options             11,700,441    11,839,202    12,030,892

EARNINGS PER COMMON SHARE   Basic                                 $      1.82   $      1.58   $      1.35
                            Diluted                               $      1.82   $      1.58   $      1.35

                    See accompanying notes to consolidated financial statements.

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                      Common                     Undivided      Treasury
                                      Stock        Surplus        Profits        Stock
-----------------------------------------------------------------------------------------
Balance, December 31, 1999         $19,026,050   $18,456,432   $ 45,576,295   $(3,887,104)

Net Income                                  --            --     16,232,426            --

Dividend                                    --            --     (5,521,878)           --

Purchase of Treasury Stock                  --            --     (2,401,909)     (239,040)

Other                                       --            --        (11,564)           --

Net Change in Unrealized Gain on
   Securities Available for Sale            --            --             --            --

Comprehensive Income
-----------------------------------------------------------------------------------------
Balance, December 31, 2000         $19,026,050   $18,456,432   $ 53,873,370   $(4,126,144)

Net Income                                  --            --     18,684,797            --

Dividend - Cash                             --            --     (6,607,498)           --

Dividend - Stock                    14,713,245            --    (14,713,245)           --

Purchase of Treasury Stock                  --            --     (3,486,027)     (234,880)

Stock Options Exercised                 86,250       708,750       (602,029)      (38,035)

Net Change in Unrealized Gain on
   Securities Available for Sale            --            --             --            --

Comprehensive Income
-----------------------------------------------------------------------------------------
Balance, December 31, 2001         $33,825,545   $19,165,182   $ 47,149,368   $(4,399,059)

Net Income                                  --            --     21,268,690            --

Dividend - Cash                             --            --     (7,684,592)           --

Purchase of Treasury Stock                  --            --     (8,207,991)     (709,490)

Stock Options Exercised                 12,500        65,000        (71,680)       (5,798)

Other                                       --            --           (344)           --

Net Change in Unrealized Gain on
   Securities Available for Sale            --            --             --            --

Comprehensive Income
-----------------------------------------------------------------------------------------
Balance, December 31, 2002         $33,838,045   $19,230,182   $ 52,453,451   $(5,114,347)

                                       Accumulated
                                   Other Comprehensive
                                         Income,
                                       Gain (Loss)                      Comprehensive
                                        Net of Tax          Total           Income
-------------------------------------------------------------------------------------
Balance, December 31, 1999             $(1,837,449)      $ 77,334,224

Net Income                                      --         16,232,426     $16,232,426

Dividend                                        --         (5,521,878)

Purchase of Treasury Stock                      --         (2,640,949)

Other                                           --            (11,564)

Net Change in Unrealized Gain on
   Securities Available for Sale         2,660,273          2,660,273       2,660,273
                                                                          -----------
Comprehensive Income                                                      $18,892,699
--------------------------------------------------------------------------===========
Balance, December 31, 2000             $   822,824       $ 88,052,532

Net Income                                      --         18,684,797     $18,684,797

Dividend - Cash                                 --         (6,607,498)

Dividend - Stock                                --                 --

Purchase of Treasury Stock                      --         (3,720,907)

Stock Options Exercised                         --            154,936

Net Change in Unrealized Gain on
   Securities Available for Sale           272,920            272,920         272,920
                                                                          -----------
Comprehensive Income                                                      $18,957,717
--------------------------------------------------------------------------===========
Balance, December 31, 2001             $ 1,095,744       $ 96,836,780

Net Income                                      --         21,268,690     $21,268,690

Dividend - Cash                                 --         (7,684,592)

Purchase of Treasury Stock                      --         (8,917,481)

Stock Options Exercised                         --                 22

Other                                           --               (344)

Net Change in Unrealized Gain on
   Securities Available for Sale         7,289,617          7,289,617       7,289,617
                                                                          -----------
Comprehensive Income                                                      $28,558,307
--------------------------------------------------------------------------===========
Balance, December 31, 2002             $ 8,385,361       $108,792,692

See accompanying notes to consolidated financial statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                             For the Years ended December 31,
                                                                      --------------------------------------------
                                                                           2002           2001            2000
                                                                      -------------   -------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES
NET INCOME                                                            $  21,268,690   $  18,684,797   $ 16,232,426
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH
   Provision for Possible Loan Losses                                     1,380,000       1,544,000      1,200,000
   Depreciation and Amortization                                          2,282,028       2,005,021      2,041,386
   Amortization of Cost Over Fair Value of Net Assets Acquired                   --         361,932        361,932
   Accretion of Discounts                                                  (569,557)       (564,956)      (284,241)
   Amortization of Premiums                                               2,545,950         533,577        594,291
   (Increase) Decrease in Accrued Interest Receivable                      (388,643)        741,209       (427,144)
   Decrease (Increase) in Other Assets                                    1,072,313      (3,362,937)    (1,189,897)
   (Decrease) Increase in Accrued Interest Payable                       (1,179,110)       (811,115)       861,731
   (Decrease) Increase in Income Taxes Payable                             (702,142)       (242,622)       809,253
   Increase (Decrease) in Other Liabilities                               1,454,142      (2,108,511)     3,001,809
   Net (Gain) Loss on Sale of Securities                                         --        (395,294)        25,517
                                                                      -------------   -------------   ------------
      Net Cash Provided by Operating Activities                          27,163,671      16,385,101     23,227,063
                                                                      -------------   -------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES
   Principal Payments on Investment Securities                           31,962,165       6,855,533      2,171,050
   Proceeds from Sale of Investment Securities; Available for Sale               --       7,856,398     10,425,483
   Maturities of Investment Securities; Available for Sale                6,000,000      83,250,000      6,000,000
   Purchases of Investment Securities; Available for Sale              (146,425,841)   (188,943,787)   (29,546,220)
   Maturities of Investment Securities; Held to Maturity                  6,241,000      11,833,400     30,698,583
   Purchases of Investment Securities; Held to Maturity                  (9,664,300)     (8,605,650)   (16,185,500)
   Loan Disbursements and Repayments, Net                                 6,043,155     (20,580,950)   (49,387,421)
   Purchases of Premises and Equipment, Net                              (8,918,033)     (2,360,914)    (1,141,932)
   Disposition of Other Real Estate Owned                                        --         175,114             --
                                                                      -------------   -------------   ------------
      Net Cash Used in Investing Activities                            (114,761,854)   (110,520,856)   (46,965,957)
                                                                      -------------   -------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Net Increase in Deposit Accounts                                      90,869,926     109,275,868     65,133,550
   Decrease in Federal Funds Purchased                                           --              --    (13,500,000)
   Dividends Paid to Shareholders                                        (7,379,688)     (6,332,706)    (5,421,929)
   Stock Options Exercised                                                       22         154,936             --
   Treasury Shares Acquired                                              (8,917,481)     (3,720,907)    (2,640,949)
                                                                      -------------   -------------   ------------
      Net Cash Provided by Financing Activities                          74,572,779      99,377,191     43,570,672
                                                                      -------------   -------------   ------------
      Net (Decrease) Increase in Cash and Cash Equivalents              (13,025,404)      5,241,436     19,831,778
         Cash and Cash Equivalents Beginning of Year                     78,525,542      73,284,106     53,452,328
                                                                      -------------   -------------   ------------
         Cash and Cash Equivalents End of Year                        $  65,500,138   $  78,525,542   $ 73,284,106
                                                                      =============   =============   ============
Supplemental Disclosure of Cash Flow Information
   Cash Received During the Year for Interest                         $  78,038,966   $  80,305,813   $ 76,425,563
                                                                      =============   =============   ============
   Cash Paid During the Year for:
      Interest                                                        $  17,267,209   $  25,152,975   $ 23,486,440
      Income Taxes                                                       15,162,619      12,974,528     10,074,171
                                                                      -------------   -------------   ------------
         Total Cash Paid During Year for Interest & Income Taxes      $  32,429,828   $  38,127,503   $ 33,560,611
                                                                      =============   =============   ============
Non-Cash Investing and Financing:
Increase in Market Value of Investments                                  12,355,283         688,652      4,282,863
Increase in Deferred Tax Liability Related to Market Value
  of Investments Available for Sale                                      (5,065,666)       (282,347)    (1,755,974)
Dividends Declared But Not Paid                                           1,956,187       1,647,883      1,373,091
Stock Options Exercised for Stock                                            77,500         369,500             --
Stock Dividends Declared But Not Paid                                            --      14,713,245             --

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

(A) Consolidation -- The consolidated financial statements include the accounts of Suffolk and its wholly owned subsidiary, Suffolk County National Bank (the "Bank"). In 1998, the Bank formed a Real Estate Investment Trust named Suffolk Greenway, Inc. All intercompany transactions have been eliminated in consolidation.

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

The Bank accounts for its transfers and servicing of financial assets in accordance with SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," as amended. In September 2000, SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," was issued which replaces SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS 140 revises the standards for accounting for the securitizations and other transfers of financial assets and collateral. This new standard also requires certain disclosures, but carries over most of the provisions of SFAS No. 125. SFAS No. 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The adoption of this statement did not have a material impact on the Bank's financial statements.

In July 2001, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 102, "Selected Loan Loss Allowance Methodology and Documentation Issues." SAB No. 102 provides guidance on the development, documentation, and application of a systematic methodology for determining the allowance for loans and leases in accordance with US GAAP and is effective upon issuance. The adoption of SAB No. 102 did not have a material impact on the Bank's financial position or results of operations.

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

(G) Excess of Cost Over Fair Value of Net Assets Acquired and Other Intangible Assets -- Through December 31, 2001, the excess of cost over fair value of net assets acquired (goodwill) is amortized on a straight-line basis over a period of ten years. Effective with the adoption of FASB No. 142, "Goodwill and Other Intangible Assets," on January 1, 2002, the Bank ceased amortizing goodwill and, instead, tests goodwill for impairment on a periodic basis.

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

(K) Stock-Based Compensation -- At December 31, 2002, the Bank had one stock-based employee compensation plan, which is more fully described in Note 7. The bank accounts for that plan under the recognition and measurement principles of APB No. 25, "Accounting for Stock Issued to Employees," and related interpretations, as an accepted alternative under FASB No. 123, "Accounting for Stock-Based Compensation." All options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant.

(L) Treasury Stock -- The balance of treasury stock is computed at par value. The excess cost over par is subtracted from undivided profits.

(M) Stock Dividend -- On November 26, 2001, Suffolk declared a 2-for-1 stock split in the form of a 100 percent stock dividend, to shareholders of record on December 14, 2001, payable on January 2, 2002. All share and per-share information has been restated to reflect the split.

(N) Earnings-per-share -- Basic earnings-per-share is computed by dividing net income by the number of weighted-average shares outstanding during the period. Diluted earnings-per-share reflect the dilution that would occur if stock options were exercised in return for common stock that would then share in Suffolk's earnings. It is computed by dividing net income by the sum of the weighted-average number of common shares outstanding and the weighted-average number of stock options exercisable during the period. Suffolk has no other securities that could be converted into common stock, nor any contracts that would result in the issuance of common stock.

(O) Comprehensive Income -- Comprehensive income includes net income and all other changes in equity during a period except those resulting from investments by owners and distributions to owners. Other comprehensive income includes revenues, expenses, gains, and losses that under generally accepted accounting principles are included in comprehensive income but excluded from net income.

Comprehensive income and accumulated other comprehensive income are reported net of related income taxes. Accumulated other comprehensive income for the Bank consists solely of unrealized holding gains or losses on securities available for sale.

(P) Segment Reporting -- SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," requires that public companies report certain information about operating segments. It also requires that public companies report certain information about their products and services, the geographic areas in which they operate, and their major customers. Suffolk is a regional bank, which offers a wide array of products and services to its customers. Pursuant to its banking strategy, emphasis is placed on building relationships with its customers, as opposed to building specific lines of business. As a result, at December 31, 2002 and 2001, Suffolk is not organized around discernable lines of business and prefers to work as an integrated unit to customize solutions for its customers, with business line emphasis and product offerings changing over time as needs and demands change. Thus, all necessary requirements of SFAS No. 131 have been met by Suffolk as of December 31, 2002.

(Q) Reclassification of Prior Year Consolidated Financial Statements -- Certain reclassifications have been made to the prior year's consolidated financial statements that conform with the current year's presentation.

Note 2 -- Investment Securities

The amortized cost, estimated fair values, and gross unrealized gains and losses of Suffolk's investment securities available for sale and held to maturity at December 31, 2002 and 2001 were: (in thousands)

----------------------------------------------------------------------------------------
                                                              2002
----------------------------------------------------------------------------------------
                                                     Estimated     Gross        Gross
                                         Amortized     Fair      Unrealized   Unrealized
                                           Cost        Value       Gains        Losses
----------------------------------------------------------------------------------------
Available for sale:
   U.S. Treasury securities               $  9,393    $ 10,020     $   627      $  --
   U.S. government agency debt              69,250      74,740       5,490         --
   Collateralized mortgage obligations
      agency issue                         242,167     249,914       7,920       (173)
   Collateralized mortgage obligations
      private issue                          6,218       6,307          89         --
   Mortgage-backed securities               15,168      15,361         193         --
   Obligations of states and political
      subdivisions                           3,494       3,561          82        (15)
----------------------------------------------------------------------------------------
Balance at end of year                     345,690     359,903      14,401       (188)
----------------------------------------------------------------------------------------
Held to maturity:
   Obligations of states and
    political subdivisions                  14,884      15,544         660         --
Other securities                             2,099       2,099          --         --
----------------------------------------------------------------------------------------
Balance at end of year                      16,983      17,643         660         --
----------------------------------------------------------------------------------------
Total investment securities               $362,673    $377,546     $15,061      $(188)
========================================================================================

----------------------------------------------------------------------------------------
                                                              2001
----------------------------------------------------------------------------------------
                                                     Estimated     Gross        Gross
                                         Amortized     Fair      Unrealized   Unrealized
                                           Cost        Value       Gains        Losses
----------------------------------------------------------------------------------------
Available for sale:
   U.S. Treasury securities               $  9,649    $  9,805     $  156      $    --
   U.S. government agency debt              47,782      48,970      1,188           --
   Collateralized mortgage obligations
      agency issue                         148,427     148,327      1,847       (1,947)
   Collateralized mortgage obligations
      private issue                         22,550      23,309        759           --
   Mortgage-backed securities                9,446       9,364         --          (82)
   Obligations of states and political
      subdivisions                           1,350       1,286         --          (64)
----------------------------------------------------------------------------------------
Balance at end of year                     239,204     241,061      3,950       (2,093)
----------------------------------------------------------------------------------------
Held to maturity:
   Obligations of states and
    political subdivisions                  11,709      12,022        388          (75)
Other securities                             1,850       1,850         --           --
----------------------------------------------------------------------------------------
Balance at end of year                      13,559      13,872        388          (75)
----------------------------------------------------------------------------------------
Total investment securities               $252,763    $254,933     $4,338      $(2,168)
========================================================================================

The amortized cost, maturities, and approximate fair value of Suffolk's investment securities at December 31, 2002 are as follows: (in thousands)

----------------------------------------------------------------------------------------------------
                                                            Available for Sale
----------------------------------------------------------------------------------------------------
                                                                   U.S.             Obligations of
                                         U.S. Treasury         Govt. Agency       States & Political
                                          Securities               Debt              Subdivisions
----------------------------------------------------------------------------------------------------
                                      Amortized    Fair     Amortized    Fair     Amortized   Fair
(1) Maturity (in years)                 Cost       Value      Cost       Value      Cost      Value
----------------------------------------------------------------------------------------------------
Within 1                                          $    --    $    --    $    --     $   --    $   --
After 1 but within 5                     9,393     10,020     52,115     55,449         --        --
After 5 but within 10                       --         --         --         --         --        --
After 10                                    --         --     17,135     19,291      3,494     3,561
Other Securities                            --         --         --         --         --        --
----------------------------------------------------------------------------------------------------
Subtotal                                $9,393    $10,020    $69,250    $74,740     $3,494    $3,561
Collateralized mortgage obligations
Mortgage-backed securities
----------------------------------------------------------------------------------------------------
Total
====================================================================================================

-----------------------------------------------------------------------------------------------------
                                                Held to Maturity
-----------------------------------------------------------------------------------------------------
                                        Obligations of                             Total       Total
                                      States & Political          Other          Amortized     Fair
                                         Subdivisions           Securities         Cost        Value
-----------------------------------------------------------------------------------------------------
                                      Amortized    Fair     Amortized    Fair
(1) Maturity (in years)                  Cost      Value      Cost       Value
-----------------------------------------------------------------------------------------------------
Within 1                               $9,850     $ 5,990     $   --    $   --    $  9,850   $  5,990
After 1 but within 5                      370         405         --        --    $ 61,878   $ 65,874
After 5 but within 10                      --                     --        --    $     --   $     --
After 10                                4,664       9,149         --        --    $ 25,293   $ 32,001
Other Securities                           --          --      2,099     2,099    $  2,099   $  2,099
-----------------------------------------------------------------------------------------------------
Subtotal                              $14,884     $15,544     $2,099    $2,099    $ 99,120   $105,964
Collateralized mortgage obligations                                               $248,385   $256,221
Mortgage-backed securities                                                        $ 15,168   $ 15,361
-----------------------------------------------------------------------------------------------------
Total                                                                             $362,673   $377,546
=====================================================================================================

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

As a member of the Federal Home Loan Bank of New York, the bank owns Federal Home Loan Bank of New York stock with a book value of $1,361,000. The stock has no maturity and there is no public market for the investment.

At December 31, 2002 and 2001, investment securities carried at $189,496,000 and $108,795,000, respectively, were pledged to secure trust deposits and public funds on deposit.

During 2002, there were no sales of securities available for sale.

During 2001, proceeds from sales of securities available for sale were $7,856,000, resulting in realized gains of $395,000.

Note 3 -- Loans

At December 31, 2002 and 2001, loans included the following: (in thousands)

-------------------------------------------------------------------------------
                                                              2002       2001
-------------------------------------------------------------------------------
Commercial, financial, and agricultural                     $150,130   $133,076
Commercial real estate                                       183,501    173,092
Real estate construction loans                                36,558     27,365
Residential mortgages (1st and 2nd liens)                     94,864     95,424
Home equity loans                                             44,349     31,699
Consumer loans                                               277,911    335,381
Other loans                                                    1,522        605
-------------------------------------------------------------------------------
                                                             788,835    796,642
Unearned discounts                                              (278)      (532)
Allowance for possible loan losses                            (8,695)    (8,825)
-------------------------------------------------------------------------------
Balance at end of year                                      $779,862   $787,285
===============================================================================

Restructured loans, loans not accruing interest, and loans contractually past due 90 days or more with regard to payment of principal and/or interest amounted to $2,107,000 and $3,473,000 at December 31, 2002 and 2001, respectively.
Interest on loans that have been restructured or are no longer accruing interest would have amounted to $129,000 during 2002, $214,000 during 2001, and $264,000 during 2000, under the contractual terms of those loans. Interest income recognized on restructured and non-accrual loans was immaterial for the years 2002, 2001, and 2000.

Suffolk makes loans to its directors and executives, as well as to other related parties in the ordinary course of its business. Loans made to directors and executives, either directly or indirectly, which exceed $60,000 in aggregate for any one director, totaled $17,368,000 and $16,097,000 at December 31, 2002 and 2001, respectively. Unused portions of lines of credit to directors and executives, directly or indirectly, totaled $12,035,000 and $13,776,000. New loans totaling $31,092,000 were granted and payments of $29,821,000 were received during 2002.

Note 4 -- Allowance for Possible Loan Losses

An analysis of the changes in the allowance for possible loan losses follows:
(in thousands)

-------------------------------------------------------------------------------
                                                        2002     2001     2000
-------------------------------------------------------------------------------
Balance at beginning of year                          $ 8,825   $7,749   $7,270
Provision for possible loan losses                      1,380    1,544    1,200
Loans charged-off                                      (1,853)    (806)    (897)
Recoveries on loans                                       343      338      176
-------------------------------------------------------------------------------
Balance at end of year                                $ 8,695   $8,825   $7,749
===============================================================================

At December 31, 2002 and 2001, respectively, the Bank's recorded investment in impaired loans and the related valuation allowance calculated under SFAS No. 114 and SFAS No. 118 are as follows: (in thousands)

--------------------------------------------------------------------
                                                        2002    2001
--------------------------------------------------------------------
Recorded investment                                     $476    $629
Valuation allowance                                      109     290
--------------------------------------------------------------------

This valuation allowance is included in the allowance for loan losses on the statements of condition. The average investment in impaired loans in 2002 was $557,000, compared to $1,346,000 in 2001.

Note 5 -- Premises and Equipment

The following table details premises and equipment: (in thousands)

-------------------------------------------------------------------------------
                                               Estimated
                                              Useful Lives     2002       2001
-------------------------------------------------------------------------------
Land                                          Indefinite     $  3,399    $3,399
Premises                                     30 - 40 years     15,281     9,068
Furniture, fixtures & equipment               3 - 7 years      18,834    16,522
Leasehold improvements                        1 - 15 years      1,356     1,374
-------------------------------------------------------------------------------
                                                               38,870    30,363
Accumulated depreciation
   and amortization                                           (18,433)  (16,562)
-------------------------------------------------------------------------------
Balance at end of year                                       $ 20,437   $13,801
===============================================================================

Depreciation and amortization charged to operations amounted to $2,282,000, $2,005,000, and $2,041,000 during 2002, 2001, and 2000, respectively.

The Bank adopted FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," on January 1, 2002. SFAS No. 144 retains the existing requirements to recognize and measure the impairment of long-lived assets to be held and used or to be disposed of by sale. However, SFAS No. 144 makes changes to the scope and certain measurement requirements of existing accounting guidance. SFAS No. 144 also changes the requirements relating to reporting the effects of a disposal or discontinuation of a segment of a business. The adoption of this statement did not have a material impact on the financial condition or results of operations of the Bank.

Note 6 -- Short-Term Borrowings

Presented below is information concerning short-term interest-bearing liabilities, principally Federal Home Loan Bank Borrowings, and Securities Sold Under Agreements to Repurchase, with maturities of less than one year, and their related weighted-average interest rates for the year 2002, and 2001: (dollars in thousands)

-------------------------------------------------------------------------------
                                                                 2002     2001
-------------------------------------------------------------------------------
Daily average outstanding                                       $  34   $12,017
Total interest cost                                                 1       646
Average interest rate paid                                       1.83%     5.38%
Maximum amount outstanding at any
   month-end                                                    $  --   $44,900
December 31, balance                                               --        --
Weighted-average interest rate
   on balances outstanding at December 31                          --%       --%
===============================================================================

Suffolk has no assets pledged as collateral to the Federal Reserve Bank as of December 31, 2002. Assets pledged as collateral to the Federal Home Loan Bank as of December 31, 2002 totaled $45,370,000.

Note 7 -- Stockholders' Equity

Suffolk has a Dividend Reinvestment Plan. Stockholders can reinvest dividends in common stock of Suffolk at a 3 percent discount from market value on newly issued shares. Shareholders may also make additional cash purchases. No shares were issued in 2002, 2001, or 2000.

At December 31, 2002, Suffolk has a Stock Option Plan ("the Plan") under which 600,000 shares of Suffolk's common stock were reserved for issuance to key employees. Options are awarded by a committee appointed by the Board of Directors. The Plan provides that the option price shall not be less than the fair value of the common stock on the date the option is granted. All options are exercisable for a period of ten years or less. The Plan provides for the grant of stock appreciation rights that the holder may exercise instead of the underlying option. When the stock appreciation right is exercised, the underlying option is canceled. The optionee receives shares of common stock with a fair market value equal to the excess of the fair value of the shares subject to the option at the time of exercise (or the portion thereof so exercised) over the aggregate option price of the shares set forth in the option agreement. The exercise of stock appreciation rights is treated as the exercise of the underlying option. Options vest after one year and expire after ten years. Compensation expense related to stock appreciation rights amounted to approximately $309,000, $259,000, and $171,000 for the years ended December 31, 2002, 2001, and 2000, respectively.

The following table presents the options granted, exercised, or expired during each of the past three years:

--------------------------------------------------------------------------------
                                                     Shares   Wtd. Avg. Exercise
--------------------------------------------------------------------------------
Balance at December 31, 1999                         91,400         $11.65
Options granted                                      19,000          13.13
Options exercised                                        --             --
Options expired or terminated                            --             --
--------------------------------------------------------------------------------
Balance at December 31, 2000                        110,400         $11.65
Options granted                                      40,000          15.50
Options exercised                                   (69,000)         11.52
Options expired or terminated                            --             --
--------------------------------------------------------------------------------
Balance at December 31, 2001                         81,400         $14.00
Options granted                                          --
Options exercised                                    (5,000)         15.50
Options expired or terminated                            --             --
--------------------------------------------------------------------------------
Balance at December 31, 2002                         76,400         $13.90
================================================================================

The following table presents additional information:

-------------------------------------------------------------------------------
At, or during, year ended December 31,                2002      2001      2000
-------------------------------------------------------------------------------
Average remaining
contractual life in years:                             7.34      7.89      7.38
Exercisable options (vested):                        81,400    41,400    91,400
Weighted average fair value of options
   (Black-Scholes model) at date of grant:               na   $  3.40   $  3.86
Black-Scholes Assumptions:
Risk-free interest rate                                  na      5.17%     6.73%
Expected dividend yield                                  na      2.93%     2.78%
Expected life in years                                   na        10        10
Expected volatility                                      na     14.80%    19.10%
===============================================================================

No options were granted during 2002.

Suffolk accounts for these plans under APB Opinion No. 25 under which no compensation cost has been recognized for the fair value of stock options granted. The following table illustrates the effect on net income and earnings-per-share if the Bank had applied the fair value recognition provisions of FASB No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation: (in thousands, except per-share amounts)

--------------------------------------------------------------------------------
                                                       2002      2001      2000
--------------------------------------------------------------------------------
Net Income: As Reported                              $21,269   $18,685   $16,232
            Pro Forma                                 21,242    18,656    16,218
--------------------------------------------------------------------------------
Basic EPS:  As Reported                                 1.82      1.58      1.35
            Pro Forma                                   1.82      1.58      1.35
--------------------------------------------------------------------------------

All dividends must conform to applicable statutory requirements. Under 12 USC 56-9, a national bank may not pay a dividend on its common stock if the dividend would exceed net undivided profits then on hand. Further, under 12 USC 60, a national bank must obtain prior approval from the Office of the Comptroller of the Currency ("OCC") to pay dividends on either common or preferred stock that would exceed the bank's net profits for the current year combined with retained net profits (net profits minus dividends paid during that period) from the prior two years. At December 31, 2002, approximately $38,576,000 was available for dividends from the Bank to Suffolk Bancorp without prior approval of the OCC.

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

-------------------------------------------------------------------------------
                                                      2002      2001      2000
-------------------------------------------------------------------------------
Current: Federal                                    $11,909   $10,556   $ 8,653
         State                                        3,143     2,240     1,711
-------------------------------------------------------------------------------
                                                     15,052    12,796    10,364
Deferred: Federal                                       159       (25)      643
          State                                      (1,191)     (536)     (124)
-------------------------------------------------------------------------------
                                                     (1,032)     (561)      519
-------------------------------------------------------------------------------
Total                                               $14,020   $12,235   $10,883
===============================================================================

The total tax expense was greater than the amounts computed by applying the federal income tax rate because of the following:

-------------------------------------------------------------------------------
                                                             2002   2001   2000
-------------------------------------------------------------------------------
Federal income tax expense at statutory rates                 35%    35%    35%
Tax-exempt interest                                           (1%)   (1%)   (1%)
Amortization of excess cost over fair value of net
   assets acquired                                             0%     1%     1%
State income taxes net of federal benefit                      5%     4%     4%
Other                                                          1%     1%     1%
-------------------------------------------------------------------------------
Total                                                         40%    40%    40%
===============================================================================

The effects of temporary differences between tax and financial accounting that create significant deferred-tax assets and liabilities at December 31, 2002 and 2001, and the recognition of income and expense for purposes of tax and financial reporting, that resulted in a net increase to Suffolk's net deferred tax (liability) asset for the years ended December 31, 2002, 2001, and 2000 are presented below: (in thousands)

--------------------------------------------------------------------------------
                                                         2002     2001     2000
--------------------------------------------------------------------------------
Deferred tax assets:
   Provision for possible loan losses                   $3,610   $3,607   $3,217
   Post-retirement benefits                                915      881      895
   Deferred compensation                                 1,603      913      865
   Other                                                   820      633      777
--------------------------------------------------------------------------------
Total deferred tax assets
   before valuation allowance                            6,948    6,034    5,754
      Valuation allowance                                   --       --       --
--------------------------------------------------------------------------------
Total deferred tax assets
   net of valuation allowance                            6,948    6,034    5,754
--------------------------------------------------------------------------------
Deferred tax liabilities:
   Pension                                               1,604    1,722    1,742
   Securities available for sale                         5,827      761    1,756
--------------------------------------------------------------------------------
Total deferred tax liabilities                           7,431    2,483    3,498
--------------------------------------------------------------------------------
Net deferred tax (liability) asset                      $ (483)  $3,551   $2,256
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

The following tables set forth the status of Suffolk Bancorp's combined plan as of September 30, 2002 and September 30, 2001, the time at which the annual valuation of the plan is made.

The following table sets forth the plan's change in benefit obligation:

-------------------------------------------------------------------------------
                                                          2002          2001
-------------------------------------------------------------------------------
Benefit obligation at beginning of year               $14,614,955   $12,718,696
Service cost                                              881,106     1,153,567
Interest cost                                             966,983       903,010
Actuarial loss (gain)                                     933,816       526,896
Benefits paid                                            (680,196)     (687,214)
-------------------------------------------------------------------------------
Benefit obligation at end of year                     $16,716,664   $14,614,955
===============================================================================

The following table sets forth the plan's change in plan assets:

-------------------------------------------------------------------------------
                                                          2002          2001
-------------------------------------------------------------------------------
Fair value of plan assets at beginning of
   year                                               $16,376,205   $18,301,945
Actual return on plan assets                             (886,316)   (1,467,460)
Employer contribution                                     125,068       228,934
Benefits paid                                            (680,196)     (687,214)
-------------------------------------------------------------------------------
Fair value of plan assets at end of year              $14,934,761   $16,376,205
===============================================================================

The following table summarizes the funded status of the plan:

-------------------------------------------------------------------------------
                                                         2002           2001
-------------------------------------------------------------------------------
Funded status                                         $(1,781,903)  $ 1,395,894
Unrecognized net transition liability                    (118,376)     (172,364)
Unrecognized prior service cost                           (40,557)      331,423
Unrecognized net loss                                   5,717,337     2,571,549
-------------------------------------------------------------------------------
Prepaid cost                                          $ 3,776,501   $ 4,126,502
===============================================================================

The following table summarizes the net periodic pension cost:

-------------------------------------------------------------------------------
                                            2002          2001        2000
-------------------------------------------------------------------------------
Service cost                            $   969,625   $   901,874   $   777,608
Interest cost on projected
   benefit obligations                    1,105,458       991,645       903,010
Expected return on plan assets           (1,262,701)   (1,373,214)   (1,532,959)
Net amortization & deferral                 195,855        22,691       (57,967)
-------------------------------------------------------------------------------
Net periodic pension cost               $ 1,008,237   $   542,996   $    89,692
===============================================================================

The weighted-average discount rate for purposes of determining net periodic pension cost was 6.75 percent in 2002 and 2001, and 7.25 in 2000. The rate of increase in future compensation levels used in determining these amounts was
4.00 percent in 2002 and 2001, and 4.25 percent in 2000. The expected long-term rate of return on assets is 8.5 percent for 2002, 2001, and 2000.

(B) Director's Retirement Income Agreement of the Bank of the Hamptons -- On April 11, 1994, Suffolk acquired Hamptons Bancshares, Inc., which had a director's deferred compensation plan. The liability for this plan was approximately $357,000 and $504,000 on December 31, 2002 and 2001. Interest (approximately $36,000 in 2002 and $37,000 in 2001) is accrued over the term of the plan. In 2002, the Bank paid approximately $80,000 to participants.

(C) Deferred Compensation Plan -- During 1986, the Board approved a deferred compensation plan. Under the plan, certain employees and Directors of Suffolk elected to defer compensation aggregating approximately $177,000 in exchange for stated future payments to be made at specified dates. The rate of return on the initial deferral was guaranteed. For purposes of financial reporting, interest (approximately $279,000 in 2002, $280,000 in 2001, and $199,000 in 2000) at the
plan's contractual rate is being accrued on the deferral amounts over the expected plan term. During 2002, Suffolk made payments of approximately $157,000 to participants of the plan.

Suffolk has purchased life insurance policies on the plan's participants based upon reasonable actuarial benefit and other financial assumptions where the present value of the projected cash flows from the insurance proceeds approximates the present value of the projected cost of the employee benefit. Suffolk is the named beneficiary on the policies. Net insurance (expense) income related to the policies aggregated approximately ($56,000), $58,000, and $21,000, in 2002, 2001, and 2000, respectively.

(D) Post-Retirement Benefits Other Than Pension -- The following table sets forth the post-retirement benefit liability included in other liabilities in the accompanying consolidated statements of condition as of December 31, 2002 and 2001:

-------------------------------------------------------------------------------
                                                          2002          2001
-------------------------------------------------------------------------------
Accumulated post-retirement benefit obligation
   (the "APBO"):
Retirees                                              $  (625,953)  $  (567,831)
Fully eligible active plan participants                  (434,491)     (159,761)
Other active participants                                (165,898)     (104,304)
-------------------------------------------------------------------------------
Total APBO                                            $(1,226,342   $  (831,896)
Unrecognized net gain                                    (901,633)   (1,252,145)
Unrecognized transition obligation                          8,282         9,190
-------------------------------------------------------------------------------
Post-retirement benefit liability                     $(2,119,693   $(2,074,851)
===============================================================================

The decrease in post-retirement benefit expense reflects the fact that the health portion of the plan was closed as of January 1, 1998, and Suffolk's only cost per participant is fixed at $13.65 per month.

Net periodic post-retirement benefit cost (the "net periodic cost") for the years ended December 31, 2002, 2001, and 2000 includes the following components:

-------------------------------------------------------------------------------
                                                    2002     2001       2000
-------------------------------------------------------------------------------
Service cost of benefits earned                  $ 27,950   $ 13,740   $ 67,587
Interest cost on liability                         74,954     54,435    106,755
Unrecognized (gain) loss                          (52,129)   (73,074)   (12,276)
-------------------------------------------------------------------------------
Net periodic cost                                $ 50,775   $ (4,899)  $162,066
===============================================================================

Benefit assumptions are based on sponsor contributions of $13.65 per month per retiree for medical expenses and $0.27 per participant per month per $1,000 of life insurance. The retiree is responsible for the premiums calculated, less sponsor contributions.

(E) Deferred Bonus Plans -- During 1999, the Board approved a non-qualified deferred compensation plan. Under this plan, certain employees and Directors of Suffolk may elect to defer some or all of their compensation in exchange for a future payment of the compensation deferred, with accrued interest, at retirement. During 2002 participants deferred compensation totaling $384,000. No payments have been made to any of the participants.

Note 10 -- Commitments and Contingent Liabilities

In the normal course of business, there are various outstanding commitments and contingent liabilities, such as standby letters-of-credit and commitments to extend credit, which are not reflected in the accompanying consolidated financial statements. No material losses are anticipated as a result of these transactions. Suffolk is contingently liable under standby letters-of-credit in the amount of $8,471,000 and $9,538,000 at December 31, 2002 and 2001,
respectively. Suffolk has commitments to make or to extend credit in the form of revolving open-end lines secured by one to four family residential properties, commercial real estate, construction and land development loans, and lease financing arrangements in the amount of $61,639,000 and $51,806,000, and commercial loans of $18,560,000 and $13,031,000 as of December 31, 2002 and 2001, respectively.

In the opinion of management, based upon legal counsel, liabilities arising from legal proceedings against Suffolk would not have a significant effect on the financial position of Suffolk.

During 2002, Suffolk was required to maintain balances with the Federal Reserve Bank of New York for reserve and clearing requirements. These balances averaged $4,029,000 in 2002.

Total rental expense for the years ended December 31, 2002, 2001, and 2000 amounted to $807,000, $756,000, and $685,000, respectively.

At December 31, 2002, Suffolk was obligated under a number of noncancelable operating leases for land and buildings used for bank purposes. Minimum annual rentals, exclusive of taxes and other charges under noncancelable operating leases, are summarized as follows: (in thousands)

----------------------------------------
                         Minimum Rentals
----------------------------------------
2003                         $  639
2004                            597
2005                            535
2006                            511
2007 and thereafter           1,980
========================================

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2002, that the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 2002, the most recent notification from the Comptroller of the Currency categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. Management believes that since that notification no circumstances have changed the institution's category.

The Bank's actual capital amounts and ratios are also presented in the following table: (dollars in thousands)

-------------------------------------------------------------------------------------------------------
                                                                                To Be Well Capitalized
                                                                For Capital     Under Prompt Corrective
                                                Actual           Adequacy         Action Provisions
                                           ----------------   ---------------   -----------------------
                                            Amount    Ratio    Amount   Ratio       Amount   Ratio
=======================================================================================================
As of December 31, 2002

Total Capital (to risk-weighted assets)    $117,251   13.39%  $70,079    8.00%     $87,599   10.00%
Tier 1 Capital (to risk-weighted assets)    108,556   12.39%   35,039    4.00%      52,559    6.00%
Tier 1 Capital (to average assets)          108,556    8.77%   49,490    4.00%      61,863    5.00%
=======================================================================================================
As of December 31, 2001

Total Capital (to risk-weighted assets)    $105,136   11.91%  $70,641    8.00%     $88,301   10.00%
Tier 1 Capital (to risk-weighted assets)     96,311   10.91%   35,320    4.00%      52,980    6.00%
Tier 1 Capital (to average assets)           96,311    8.92%   43,194    4.00%      53,992    5.00%
=======================================================================================================

                        Note 12 -- Credit Concentrations

Suffolk's principal investments are loans and a portfolio of short- and medium-term debt of the United States Treasury, states and other political subdivisions, U. S. government agencies, corporations, and mortgage-backed securities and CMO's.

Consumer loans, net of unearned discounts, comprised 35.2 percent of Suffolk's loan portfolio and 21.8 percent of assets. A majority are indirect dealer-generated loans secured by automobiles. Most of these loans are made to residents of Suffolk's primary lending area. Each loan is small in amount. Borrowers represent a cross-section of the population and are employed in a variety of industries. The risk presented by any one loan is correspondingly small, and therefore, the risk that this portion of the portfolio presents to Suffolk depends on the financial stability of the population as a whole, not any one entity or industry. Loans secured by real estate comprise 45.6 percent of the portfolio and 28.2 percent of assets, 23.3 percent of which are for commercial real estate. Commercial real estate loans present greater risk than residential mortgages. Suffolk has attempted to minimize the risks of these loans by considering several factors, including the creditworthiness of the borrower, location, condition, value, and the business prospects for the security property. Commercial, financial, and agricultural loans, unsecured or secured by collateral other than real estate, comprise 19.0 percent of the loan portfolio and 11.8 percent of assets. These loans present significantly greater risk than other types of loans. Average credits are greater in size than consumer loans, and unsecured loans may be more difficult to collect. Suffolk obtains, whenever possible, both the personal guarantees of the principal(s) and cross-guarantees among the principals' business enterprises. U. S. Treasury securities represented 2.7 percent of the investment portfolio and .8 percent of assets. U.S. government agency debt securities represented 19.8 percent of the investment portfolio and 5.9 percent of assets. These offer little or no financial risk. Collateralized mortgage obligations represented 68.0 percent of the investment portfolio and 20.1 percent of assets. Mortgage-backed securities represented 4.1 percent of the investment portfolio and 1.2 percent of assets. Municipal obligations constitute 4.9 percent of the investment portfolio and 1.4 percent of assets. These obligations present slightly greater risk than U. S. Treasury securities, or those secured by the U. S. government, but significantly less risk than loans because they are backed by the full faith and taxing power of the issuer, each of which is located in the state of New York. Suffolk usually holds these securities to maturity.

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

-------------------------------------------------------------------------------
                                        2002                     2001
-------------------------------------------------------------------------------
                               Carrying       Fair       Carrying       Fair
                                Amount        Value       Amount        Value
-------------------------------------------------------------------------------
Cash & cash equivalents       $   48,000   $   48,000   $   60,926   $   60,926
Investment securities
   available for sale            359,903      359,903      241,061      241,061
Investment securities
   held to maturity               16,983       17,643       13,559       13,872
Loans, net                       779,862      802,586      787,285      796,005
Accrued interest receivable        5,946        5,946        5,557        5,557
Deposits                       1,142,582    1,148,007    1,051,712    1,054,996
Accrued interest payable           1,334        1,334        2,513        2,513
===============================================================================

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

The fair value of performing loans was calculated by discounting scheduled cash flows through the estimated maturity using estimated market discount rates that reflect the credit and interest rate risk of the loan. Estimated maturity is based on the Bank's history of repayments for each type of loan and an estimate of the effect of the current economy.

Fair value for significant non-performing loans is based on recent external appraisals of collateral, if any. If appraisals are not available, estimated cash flows are discounted using a rate commensurate with the associated risk. Assumptions regarding credit risk, cash flows, and discount rates are made using available market information and specific borrower information. The carrying amount and fair value of loans were as follows at December 31, 2002 and 2001:
(in thousands)

--------------------------------------------------------------------------------
                                              2002                  2001
--------------------------------------------------------------------------------
                                       Carrying     Fair     Carrying     Fair
                                        Amount     Value      Amount     Value
--------------------------------------------------------------------------------
Commercial, financial
   & agricultural                      $150,130   $129,055   $133,076   $134,080
Commercial real estate                  183,501    200,475    173,092    175,380
Real estate
   construction loans                    36,558     27,686     27,365     27,306
Residential mortgages
   (1st & 2nd liens)                     94,864     96,493     95,424     94,873
Home equity loans                        44,349     44,673     31,699     31,355
Consumer loans                          277,911    302,682    335,381    339,625
Other loans                               1,522      1,522        605        605
--------------------------------------------------------------------------------
Totals                                 $788,835   $802,586   $796,642   $803,224
================================================================================

Investment Securities

The fair value of the investment portfolio, including mortgage-backed securities, was based on quoted market prices or market prices of similar instruments.

Deposit Liabilities

The fair value of certificates of deposit less than $100,000 was calculated by discounting cash flows with applicable origination rates. At December 31, 2002, the fair value of certificates of deposit less than $100,000 totaling $249,210,000 had a carrying value of $246,405,000. At December 31, 2002, the fair value of certificates of deposit more than $100,000 totaling $24,046,000 had a carrying value of $23,495,000.

Commitments to Extend Credit, Standby Letters-of-Credit, and Written Financial Guarantees

The fair value of commitments to extend credit was estimated by either discounting cash flows or using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the current creditworthiness of the counterparties.

The estimated fair value of written financial guarantees and letters-of-credit is based on fees currently charged for similar agreements. The contractual amounts of these commitments were $27,031,000 and $22,569,000 at December 31, 2002 and 2001. The fees charged for the commitments were not material in amount.

             Note 14-- Selected Quarterly Financial Data (Unaudited)

The comparative results for the four quarters of 2002 and 2001 are as follows:
(in thousands of dollars except for share and per-share data)

-------------------------------------------------------------------------------------------
                                                               2002
-------------------------------------------------------------------------------------------
                                        1st Qtr.      2nd Qtr.      3rd Qtr.      4th Qtr.
-------------------------------------------------------------------------------------------
Interest income                       $    19,460   $    19,722   $    19,830   $    19,416
Interest expense                            4,465         4,235         3,943         3,445
-------------------------------------------------------------------------------------------
Net interest income                        14,995        15,487        15,887        15,971
Provision for possible loan losses            300           360           360           360
-------------------------------------------------------------------------------------------
Net interest income after provision
   for possible loan losses                14,695        15,127        15,527        15,611
Other income                                2,220         2,315         2,807         2,731
Other expense                               8,514         8,647         9,091         9,492
Provision for income taxes                  3,340         3,501         3,666         3,513
-------------------------------------------------------------------------------------------
Net income                            $     5,061   $     5,294   $     5,577   $     5,337
===========================================================================================
Basic per-share data:
-------------------------------------------------------------------------------------------
   Net income                         $      0.43   $      0.45   $      0.48   $      0.46
   Cash dividends                     $      0.17   $      0.17   $      0.17   $      0.17
   Average shares                      11,767,980    11,715,577    11,632,079    11,519,318
===========================================================================================

-------------------------------------------------------------------------------------------
                                                               2001
-------------------------------------------------------------------------------------------
                                        1st Qtr.      2nd Qtr.      3rd Qtr.      4th Qtr.
-------------------------------------------------------------------------------------------
Interest income                       $    19,893   $    19,973   $    19,995   $    19,704
Interest expense                            6,543         6,396         5,985         5,418
-------------------------------------------------------------------------------------------
Net interest income                        13,350        13,577        14,010        14,286
Provision for possible loan losses            405           405           405           329
-------------------------------------------------------------------------------------------
Net interest income after provision
   for possible loan losses                12,945        13,172        13,605        13,957
Other income                                2,173         2,456         2,357         2,562
Other expense                               7,928         7,679         8,068         8,632
Provision for income taxes                  2,787         3,121         3,134         3,193
-------------------------------------------------------------------------------------------
Net income                            $     4,403   $     4,828   $     4,760   $     4,694
===========================================================================================
Basic per-share data:
-------------------------------------------------------------------------------------------
   Net income                         $      0.37   $      0.41   $      0.40   $      0.40
   Cash dividends                     $      0.14   $      0.14   $      0.14   $      0.14
   Average shares                      11,900,940    11,820,294    11,799,620    11,770,640
===========================================================================================

Note 15-- Suffolk Bancorp (Parent Company Only) Condensed Financial Statements (in thousands)

----------------------------------------------------------------------------------------------
Condensed Statements of Condition as of December 31,                2002       2001      2000
----------------------------------------------------------------------------------------------
Assets
Due From Banks                                                    $  1,973   $ 1,758   $ 1,455
Investment in Subsidiaries: SCNB                                   109,370    97,125    87,283
Other Assets                                                           386       264     1,166
----------------------------------------------------------------------------------------------
Total Assets                                                      $111,729   $99,147   $89,904
==============================================================================================
Liabilities and Stockholders' Equity
Dividends Payable                                                 $  1,956   $ 1,648   $ 1,373
Other Liabilities                                                      980       662       478
Stockholders' Equity                                               108,793    96,837    88,053
----------------------------------------------------------------------------------------------
Total Liabilities and Stockholders' Equity                        $111,729   $99,147   $89,904
==============================================================================================

----------------------------------------------------------------------------------------------
Condensed Statements of Income for the Years Ended December 31,     2002       2001      2000
----------------------------------------------------------------------------------------------
Income
Net Security Gains                                                $    --    $   208   $    88
Other Income                                                            2         14        20
Dividends From Subsidiary Bank                                     16,706      9,350     8,965
----------------------------------------------------------------------------------------------
                                                                   16,708      9,572     9,073
Expense
Other Expense                                                         394        312       320
----------------------------------------------------------------------------------------------
Income Before Equity in Undistributed Net Income of Subsidiaries   16,314      9,260     8,753
Equity in Undistributed Earnings of Subsidiaries                    4,955      9,425     7,479
----------------------------------------------------------------------------------------------
Net Income                                                        $21,269    $18,685   $16,232
==============================================================================================

-----------------------------------------------------------------------------------------------------
Condensed Statements of Cash Flows for the Years Ended December 31,     2002       2001       2000
-----------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities
   Net Income                                                         $ 21,269   $ 18,685   $ 16,232
   Less: Equity in Undistributed Earnings of Subsidiaries               (4,955)    (9,425)    (7,479)
   Other, Net                                                              198        146        173
-----------------------------------------------------------------------------------------------------
Net Cash Provided by Operating Activities                               16,512      9,406      8,926
-----------------------------------------------------------------------------------------------------
Cash Flows From Investing Activities
   Purchases of Investment Securities; Available for Sale                   --         --     (1,247)
   Maturities of Investment Securities; Available for Sale                  --        796        451
-----------------------------------------------------------------------------------------------------
Net Cash Provided by (Used in) Investing Activities                         --        796       (796)
-----------------------------------------------------------------------------------------------------
Cash Flows From Financing Activities
   Stock Options Exercised                                                  --        155         --
   Repurchase of Common Stock                                           (8,917)    (3,721)    (2,641)
   Dividends Paid                                                       (7,380)    (6,333)    (5,422)
-----------------------------------------------------------------------------------------------------
Net Cash Used in Financing Activities                                  (16,297)    (9,899)    (8,063)
-----------------------------------------------------------------------------------------------------
Net Increase in Cash and Cash Equivalents                                  215        303         67
Cash and Cash Equivalents, Beginning of Year                             1,758      1,455      1,388
-----------------------------------------------------------------------------------------------------
Cash and Cash Equivalents, End of Year                                $  1,973   $  1,758   $  1,455
=====================================================================================================

Note: No income tax provision has been recorded on the books of Suffolk Bancorp since it files a return consolidated with its subsidiaries.

                    Report of Independent Public Accountants

Board of Directors
Suffolk Bancorp

     We have audited the accompanying consolidated statement of condition of Suffolk Bancorp and its subsidiary as of December 31, 2002 and the related consolidated statements of income, changes in stockholders' equity, and cash flows for the year ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Suffolk Bancorp as of December 31, 2001 and for the years ended December 31, 2001 and 2000, were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements in their report dated January 16, 2002.

     We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Suffolk Bancorp as of December 31, 2002, and the consolidated results of its operations and its consolidated cash flows for the year ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

                                                GRANT THORNTON, LLP

Philadelphia, Pennsylvania
January 10, 2003

The following Report of Independent Public Accountants dated January 16, 2002 is a copy of the previously issued report. Arthur Andersen, LLP has not reissued the report.

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

Riverhead, New York
January 10, 2003

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

                     ANNUAL REPORT PURSUANT TO SECTION 13 OF
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the fiscal year ended December 31, 2002 Commission File Number 0-13580

                                 SUFFOLK BANCORP

             (Exact name of registrant as specified in its charter)

           New York                                               11-2708279
(State or other jurisdiction of                                 (IRS Employer
 incorporation or organization)                              Identification No.)

                 4 West Second Street, Riverhead, New York 11901
                    (Address of principal executive offices)

       Registrant's telephone number, including area code: (631) 727-5667

--------------------------------------------------------------------------------

Securities registered pursuant to Section 12(b) of the Act:

Title of each class                    Name of each exchange on which registered
-------------------                    -----------------------------------------
       NONE                                              NONE

Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $2.50 Par Value
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Class of Common Stock        Number of Shares Outstanding as of February 6, 2003
---------------------        ---------------------------------------------------
   $2.50 Par Value                               11,309,481

The aggregate market value of the Registrant's Common Stock (based on the most recent sale at $31.94 on February 6, 2003) held by non-affiliates was approximately $344,472,000.

                                     PART I

                       DOCUMENT INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for its Annual Meeting of Shareholders to be held April 8, 2003, filed on March 7, 2003. (Part III)

ITEM 1.  Business

                           Suffolk Bancorp ("Suffolk")

Suffolk was incorporated on January 2, 1985 as a bank holding company. On that date, Suffolk acquired, and currently owns, all of the outstanding capital stock of Suffolk County National Bank. On July 14, 1988, Suffolk acquired all the outstanding capital stock of Island Computer Corporation of New York, Inc. The business of Suffolk consists primarily of the ownership, supervision, and control of its subsidiaries. On April 11, 1994, Suffolk acquired all the outstanding capital stock of Hamptons Bancshares, Inc. and merged it into a subsidiary. During 1996, the operations of Island Computer Corporation of New York, Inc. were assumed by Suffolk County National Bank.

Suffolk's chief competition includes local banks with main or branch offices in the service area of Suffolk County National Bank, including North Fork Bank and Bridgehampton National Bank. Additionally, New York City money center banks and regional banks provide competition. These banks include primarily the Bank of New York, Chase Manhattan Bank, and Fleet Bank.

Suffolk and its subsidiaries had 364 full-time and 54 part-time employees on December 31, 2002.

                      Suffolk County National Bank ("Bank")

The Suffolk County National Bank of Riverhead was organized under the National Banking laws of the United States of America on January 6, 1890. The Bank is a member of the Federal Reserve System, and its deposits are insured by the Federal Deposit Insurance Corporation to the extent provided by law.

Directed by members of the communities it serves, the Bank's main service area includes the towns of Babylon, Brookhaven, East Hampton, Islip, Riverhead, Smithtown, Southampton, and Southold. The main office of the Bank is situated at 6 West Second Street, Riverhead, New York. Its branch offices are located at Bohemia, Center Moriches, Cutchogue, East Hampton, Hampton Bays, Hauppauge, Manorville, Mattituck, Medford, Miller Place, Montauk, Port Jefferson, Riverhead, Sag Harbor, Sayville, Shoreham, Smithtown, Southampton, Southold, Wading River, Water Mill, West Babylon, and Westhampton Beach, New York.

The Bank is a full-service bank serving the needs of the local residents of Suffolk County. Most of the Bank's business is devoted to serving those residing in the immediate area of the Bank's main and branch offices. Among the services offered by the Bank are checking accounts, savings accounts, time and savings certificates, money market accounts, negotiable-order-of-withdrawal accounts, holiday club accounts, and individual retirement accounts; secured and unsecured loans, including commercial loans to individuals, partnerships, and corporations, agricultural loans to farmers, installment loans to finance small businesses, mobile home loans, automobile loans; home equity and real estate mortgage loans; safe deposit boxes; trust and estate services; the sale of mutual funds and annuities; and the maintenance of a master pension plan for self-employed individuals' participation. The business of the Bank is only mildly seasonal.

                              AVAILABLE INFORMATION

Suffolk files Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statements on Form 14(a), and any amendments to those reports, with the United States Securities and Exchange Commission ("SEC"). The public may read and copy any of these materials at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, D.C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330 (1-800-732-0330). The SEC also maintains an Internet site (http:// www.sec.gov) that contains reports, proxy, and information statements, and other information regarding issuers, including Suffolk, that file electronically with the SEC. Suffolk also makes these reports available free of charge through its Internet website (http:// www.suffolkbancorp.com) as soon as practicably possible after Suffolk files these reports electronically with the SEC.

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

            Imposition of Liability for Undercapitalized Subsidiaries

The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") required each federal banking agency to revise its risk-based capital standards to ensure that those standards take adequate account of interest rate risk, concentration of credit risk, and the risks of nontraditional activities, as well as reflect the actual performance and expected risk of loss on multifamily mortgages. In accordance with the law, each federal banking agency has specified, by regulation, the levels at which an insured institution would be considered "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized." Under these regulations, as of December 31, 2002, the Bank would be deemed to be "well capitalized."

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

                             Interstate Acquisitions

Under the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994, beginning September 29, 1995, bank holding companies may acquire banks in any state subject to limited restrictions including bank age and deposit concentration limits, notwithstanding contrary state law. All banks owned in common by a bank holding company may act as agents for one another. An agent bank may receive deposits, renew time deposits, accept payments, and close and service loans for its principal bank and not be considered to be a branch of the principal banks.

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

                             STATISTICAL DISCLOSURE

ITEM 2. Properties

                                   Registrant

Suffolk as such has no physical properties. Office facilities of Suffolk are located at 4 West Second Street, Riverhead, New York.

                                      Bank

The Bank's main office campus, with three buildings, is located at 6 West Second Street, Riverhead, New York, title to which is held by the Town of Riverhead, New York Industrial Development Agency for reasons of tax abatement, but to which the Bank has all other rights of ownership. The Bank also owns a total of 12 properties with 12 buildings in fee, and holds 15 buildings under lease agreements. The decision was made to consolidate a number of offices housing central operations in the new campus facility on property then already owned by the Bank in Riverhead, New York, in the interest of operational efficiency. Construction began late in 2001 under a contract with a guaranteed maximum price of $8,837,000. Capitalized costs through December 31, 2002 totaled $6,933,000. Depreciation will commence during the first quarter of 2003. Management anticipates that costs will exceed recent run rates in the first years after construction. Otherwise, management believes that the physical facilities are suitable and adequate and at present are being fully utilized. Suffolk, however, evaluates future needs continuously and anticipates other changes in its facilities during the next several years.

ITEM 3. Legal Proceedings

There are no material legal proceedings, individually or in the aggregate, to which Suffolk or its subsidiaries are a party or of which any of the property is subject.

ITEM 4. Submission of Matters to a Vote of Security Holders

None.

                                     PART II

ITEM 5. Market for Registrant's Common Equity and Related Stockholder Matters

Pages 4 and 17 of this Annual Report to Shareholders for the fiscal year ended December 31, 2002.

At February 1, 2003, there were 1,950 equity holders of record and approximately 1,700 beneficial shareholders of the Company's common stock.

ITEM 6. Selected Quarterly Financial Data

Page 30 of this Annual Report to Shareholders for the fiscal year ended December 31, 2002.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Pages 5 - 15 of this Annual Report to Shareholders for the fiscal year ended December 31, 2002.

ITEM 7a. Quantitative and Qualitative Disclosure about Market Risk

Page 12 of this Annual Report to Shareholders for the fiscal year ended December 31, 2002.

ITEM 8. Financial Statements and Supplementary Data

Pages 16 - 31 of this Annual Report to Shareholders for the fiscal year ended December 31, 2002.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

                                    PART III

           ITEM 10. Directors and Executive Officers of the Registrant

Pages 2 - 6 of Registrant's Proxy Statement for its Annual Meeting of Shareholders to be held on April 8, 2003 is incorporated herein by reference.

                               Executive Officers

          NAME             AGE             POSITION                                     BUSINESS EXPERIENCE
          ----             ---             --------                                     -------------------
Thomas S. Kohlmann         56    President and Chief Executive   Oct-99 - Present President, CEO, and Director, Suffolk Bancorp
                                            Officer              Oct-99 - Present President, CEO, and Director, SCNB
                                                                 Jan-98 - Oct-99 EVP, Suffolk Bancorp
                                                                 Jan-96 - Oct-99 EVP and Chief Lending Officer
                                                                 Feb-92 - Dec-95 SVP, SCNB
                                                                 1980   - Feb-92 Marine Midland Bank
                                                                 Employed by Suffolk County National Bank since February 1992.

J. Gordon Huszagh          49    Executive Vice President and    Jan-99 - Present EVP and CFO, Suffolk Bancorp
                                    Chief Financial Officer      Jan-99 - Present EVP and CFO, SCNB
                                                                 Jan-97 - Jan-99 SVP and CFO, SCNB
                                                                 Dec-92 - Dec-96 SVP & Comptroller, SCNB
                                                                 Dec-88 - Dec-92 VP & Comptroller, SCNB
                                                                 Dec-86 - Dec-88 VP, SCNB
                                                                 Jan-83 - Dec-86 Auditor, SCNB
                                                                 1975   - 1982 Eastern Federal Savings and Loan
                                                                 Employed by Suffolk County National Bank since January 1983.

Victor F. Bozuhoski, Jr.   64       Executive Vice President     Jan-97 - Present EVP, Suffolk Bancorp
                                        Retail Banking           Jan-97 - Present EVP, Retail Banking, SCNB
                                                                 Dec-88 - Dec-96 EVP and CFO, Suffolk Bancorp, SCNB
                                                                 Dec-87 - Dec-88 EVP, Comptroller, and CFO, Suffolk Bancorp, SCNB
                                                                 Dec-85 - Dec-87 SVP and Comptroller, Suffolk Bancorp, SCNB
                                                                 Jan-78 - Dec-85 VP and Comptroller, SCNB
                                                                 Employed by Suffolk County National Bank since September 1965.

Robert C. Dick             53       Executive Vice President     Apr-00 - Present EVP, Suffolk Bancorp
                                     Chief Lending Officer       Apr-00 - Present EVP and Chief Lending Officer, SCNB
                                                                 Oct-99 - Apr-00 SVP and Chief Lending Officer, SCNB
                                                                 Dec-88 - Oct-99 SVP, Commercial Loans, SCNB
                                                                 Dec-82 - Apr-88 VP, Commercial Loans, SCNB
                                                                 1965   - 1980 Security National Bank/Chemical Bank
                                                                 Employed by Suffolk County National Bank since January 1980.

Augustus C. Weaver         60       Executive Vice President     Jan-98 - Present EVP, Suffolk Bancorp
                                   Chief Information Officer     Jan-96 - Present EVP and Chief Information Officer, SCNB
                                                                 Feb-87 - Dec-95 President, Island Computer Corporation of
                                                                          New York, Inc.
                                                                 Feb-86 - Feb-87 Director of Data Processing and Corporate
                                                                          Planning, Southland Frozen Food Corporation
                                                                 Feb-62 - Feb-86 VP & Director of Operations, Long Island
                                                                          Savings Bank
                                                                 Employed by Suffolk County National Bank since January 1996.


ITEM 11. Executive Compensation

Pages 4 - 8 of Registrant's Proxy Statement for its Annual Meeting of Shareholders to be held on April 8, 2003 is incorporated herein by reference.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management

Pages 2, 6, 7, and 9 of Registrant's Proxy Statement for its Annual Meeting of Shareholders to be held on April 8, 2003 is incorporated herein by reference.

ITEM 13. Certain Relationships and Related Transactions

Page 8 of Registrant's Proxy Statement for its Annual Meeting of Shareholders to be held on April 8, 2003 is incorporated herein by reference.

ITEM 14. Controls and Procedures

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

                                     PART IV

ITEM 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

The following consolidated financial statements of the Registrant and Subsidiaries, and the accountant's report thereon, are included on pages 16 through 31 inclusive.

     Financial Statements (Consolidated)
     Statements of Condition-- December 31, 2002 and 2001
     Statements of Income -- For the years ended December 31, 2002, 2001, and
        2000
     Statements of Changes in Stockholders' Equity -- For the years ended
        December 31, 2002, 2001, and 2000
     Statements of Cash Flows -- For the years ended December 31, 2002, 2001, and 2000
     Notes to Consolidated Financial Statements

                                    EXHIBITS

The following exhibits, which supplement this report, have been filed with the Securities and Exchange Commission. Suffolk Bancorp will furnish a copy of any or all of the following exhibits to any persons sending a request in writing to the Corporate Secretary, Suffolk Bancorp, 4 West Second Street, Riverhead, New York 11901.

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

There were no reports filed on Form 8-K during the three-month period ended December 31, 2002.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUFFOLK BANCORP
March 7, 2003
(Registrant)


By: /s/ EDWARD J. MERZ
    --------------------------------------------------------
        Edward J. Merz
        Chairman of the Board, Director


By: /s/ THOMAS S. KOHLMANN
    --------------------------------------------------------
        Thomas S. Kohlmann
        President and Chief Executive Officer, Director


By: /s/ J. GORDON HUSZAGH
    --------------------------------------------------------
        J. Gordon Huszagh
        Executive Vice President and Chief Financial Officer


By: /s/ BRUCE COLLINS
    --------------------------------------------------------
        Bruce Collins
        Director


By: /s/ JAMES E. DANOWSKI
    --------------------------------------------------------
        James E. Danowski
        Director


By: /s/ JOSEPH A. DEERKOSKI
    --------------------------------------------------------
        Joseph A. Deerkoski
        Director


By: /s/ HOWARD M. FINKELSTEIN
    --------------------------------------------------------
        Howard M. Finkelstein
        Director


By: /s/ EDGAR F. GOODALE
    --------------------------------------------------------
        Edgar F. Goodale
        Director


By: /s/ TERENCE X. MEYER
    --------------------------------------------------------
        Terence X. Meyer
        Director


By: /s/ SUSAN V. B. O'SHEA
    --------------------------------------------------------
        Susan V. B. O'Shea
        Director


By: /s/ J. DOUGLAS STARK
    --------------------------------------------------------
        J. Douglas Stark
        Director


By: /s/ PETER VAN DE WETERING
    --------------------------------------------------------
        Peter Van de Wetering
        Director

                        CERTIFICATION OF PERIODIC REPORT

I, Thomas S. Kohlmann, Chief Executive Officer of the Company, certify that:

     1. I have reviewed this annual report on Form 10-K of Suffolk Bancorp;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in the Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the Evaluation Date); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: March 7, 2003


/s/ THOMAS S. KOHLMANN
-----------------------------------
Thomas S. Kohlmann
President & Chief Executive Officer

                        CERTIFICATION OF PERIODIC REPORT

I, J. Gordon Huszagh, Chief Financial Officer of the Company, certify that:

     1. I have reviewed this annual report on Form 10-K of Suffolk Bancorp;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in the Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the Evaluation Date); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: March 7, 2003


/s/ J. GORDON HUSZAGH
---------------------
J. Gordon Huszagh
Executive Vice President & Chief Financial Officer


                            [LOGO OF SUFFOLK BANCORP]

                                    DIRECTORS

                                 Edward J. Merz
                                    Chairman

                                  Bruce Collins
                                     Retired

                                James E. Danowski
                 Partner; Coughlin, Foundotos, Cullen & Danowski
                                (accounting firm)

                               Joseph A. Deerkoski
                         Consultant; Neefus-Stype, Inc.
                               (general insurance)

                              Howard M. Finkelstein
            Partner; Smith, Finkelstein, Lundberg, Isler & Yakaboski
                                   (attorneys)

                                Edgar F. Goodale
                   President; Riverhead Building Supply Corp.
                          (building supply distributor)

                               Thomas S. Kohlmann
                       President & Chief Executive Officer

                                Terence X. Meyer
         Managing Partner; Meyer, Meyer, Metli & Keneally, Esqs. L.L.P.
                                   (attorneys)

                               Susan V. B. O'Shea
               Managing Partner; L. I. Commercial Industrial Corp.
                            (commercial real estate)

                                J. Douglas Stark
                       President; Stark Mobile Homes, Inc.
                             (manufactured housing)

                              Peter Van de Wetering
                           President; Van de Wetering
                                Greenhouses, Inc.
                               (wholesale nursery)

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

                            Victor F. Bozuhoski, Jr.
                            Executive Vice President

                                 Robert C. Dick
                            Executive Vice President

                               Augustus C. Weaver
                            Executive Vice President

                                Douglas Ian Shaw
                      Vice President & Corporate Secretary

                          [LOGO] SUFFOLK COUNTY
                                 NATIONAL BANK

DIRECTORS                         David T. De Vito                East Hampton Village Office
Edward J. Merz                       Vice President               Jill James
   Chairman of the Board          John Dunleavy                      Vice President
Bruce Collins                        Vice President
James E. Danowski                 Wendy Harris                    Hampton Bays Office
Joseph A. Deerkoski                  Vice President               David C. Barczak
Howard M. Finkelstein             Robert T. Ellerkamp                Vice President
Edgar F. Goodale                     Vice President
Thomas S. Kohlmann                John J. Reilly                  Hauppauge Office
Terence X. Meyer                     Vice President               Dean Kupinsky
Susan V. B. O'Shea                Deborah Simonetti                  Vice President
J. Douglas Stark                     Vice President
Peter Van de Wetering             Frederick J. Weinfurt           Manorville Office
                                     Vice President               Diane De Fabrizio
                                                                     Assistant Vice President

EXECUTIVE OFFICERS
Thomas S. Kohlmann                RETAIL BANKING                  Mattituck Office
   President &                    Frank D. Filipo                 Janet V. Stewart
   Chief Executive Officer           Senior Vice President,          Vice President
J. Gordon Huszagh                    Retail Banking
   Executive Vice President &     Susan M. Martinelli             Medford Office
   Chief Financial Officer           Vice President               Paul E. Vaas
Victor F. Bozuhoski, Jr.          Richard J. Micallef                Vice President
   Executive Vice President          Vice President
   Retail Banking                                                 Miller Place Office
Augustus C. Weaver                Bohemia Office                  Michele Fenning
   Executive Vice President &     Stan V. Gelish                     Assistant Vice President
   Chief Information Officer         Vice President
Robert C. Dick                                                    Montauk Harbor Office
   Executive Vice President &     Center Moriches Office          Montauk Village Office
   Chief Lending Officer          Julia Pratt                     Stephanie D. Hemby
                                     Manager                         Manager

LOANS
Philip D. Ammirato                Cutchogue Office                Port Jefferson Harbor Office
   Senior Vice President          Richard J. Noncarrow            Port Jefferson Village Office
Lawrence Milius                      Vice President               Peter A. Poten
   Senior Vice President                                             Vice President
Peter M. Almasy                   East Hampton Pantigo Office
   Vice President                 Margaret B. Meighan
Joan Brigante                        Assistant Vice President
   Vice President

                          [LOGO] SUFFOLK COUNTY
                                 NATIONAL BANK

Riverhead, Ostrander            West Babylon Office             COLLECTIONS
Avenue Office                   Charles F. Bivona               Brian Both
Darleen Korpi-Schneider            Assistant Vice President        Vice President
   Manager

                                Westhampton Beach Office        COMPLIANCE
Riverhead, Second Street        John McGregor                   Jeanne P. Hamilton
Office                             Assistant Vice President        Senior Vice President
Robert H. Militscher
   Regional Senior              TRUST & INVESTMENT              COMPTROLLER
   Vice President               SERVICES                        William Cassara
                                Dan A. Cicale                      Vice President
Sag Harbor Office                  Senior Vice President
Jane P. Markowski                  & Trust Officer              CORPORATE SERVICES
   Assistant Vice President                                     Douglas Ian Shaw
                                Trust & Estate Services            Vice President &
Sayville Office                 Linda Schwartz                     Corporate Secretary
Pamela S. Werner                   Assistant Vice President
   Assistant Vice President     Joseph Gibbons                  DATA PROCESSING
                                   Vice President               Mark J. Drozd
Shoreham Office                 Lori E. Thompson                   Senior Vice President
Wendy A. Stapon                    Vice President
   Assistant Vice President     Warren Palzer                   FACILITIES
                                   Vice President               Charles E. Anderson
Smithtown Office                                                   Manager
William K. Miller               Private Banking
   Regional Vice President      Richard B. Smith                HUMAN RESOURCES
                                   Senior Vice President        Nancy Jacob
Southampton Office              Theresa A. Kiernan                 Vice President
Patricia Bolomey                   Vice President
   Vice President               Benjamin Mancuso                MARKETING
                                   Vice President               Brenda B. Sujecki
Southold Office                 Margaret Lupardo                   Vice President
Richard J. Noncarrow               Vice President
   Vice President                                               OPERATIONS
                                Investors' Marketplace          Dennis F. Orski
Wading River Office             William C. Araneo                  Senior Vice President
Anita Nigrel                       Vice President               Deanna L. Miller
   Regional Vice President                                         Vice President

                                AUDIT
Water Mill Office               Maria R. Michaelson             SECURITY
Patricia Bolomey                   Vice President               Alexander B. Doroski
   Vice President                                                  Senior Vice President

                              [LOGO] SUFFOLK COUNTY
                                     NATIONAL BANK

                      Directory of Offices and Departments

                                                                                                     Area Code (631)

                          ON THE WEB AT:   WWW.SCNB.COM                                            Telephone     FAX
-----------------------------------------------------------------------------------------------------------------------
                       Executive Offices   4 West Second Street, Riverhead, N.Y. 11901             208-2400    727-2638
                                   Audit   4 West Second Street, Riverhead, N.Y. 11901             208-2285    727-9223
                          Bohemia Office   3880 Veterans Memorial Highway, Bohemia, N.Y. 11716     585-4477    585-4809
Business and Professional Banking Center   260 Middle County Road, Smithtown, N.Y. 11787           979-3400    979-3430
                  Center Moriches Office   502 Main Street, Center Moriches, N.Y. 11934            878-8800    878-4431
                             Collections   206 Griffing Avenue, Riverhead, N.Y. 11901              727-7900    727-5732
                        Commercial Loans   4 West Second Street, Riverhead, N.Y. 11901             208-2201    727-5798
                                           6 West Second Street, Riverhead, N.Y. 11901             727-4712    727-3210
                                           3880 Veterans Memorial Highway, Bohemia, N.Y. 11716     580-0181    580-0183
                                           351 Pantigo Road, East Hampton, N.Y. 11937              324-2502    324-6367
                                           137 West Broadway, Port Jefferson, N.Y. 11777           642-1000    642-0200
                                           295 North Sea Road, Southampton, N.Y. 11968             287-3104    287-3296
                              Compliance   4 West Second Street, Riverhead, N.Y. 11901             208-2292    727-2638
                             Comptroller   4 West Second Street, Riverhead, N.Y. 11901             208-2270    369-2230
                          Consumer Loans   4 West Second Street, Riverhead, N.Y. 11901             208-2222    727-5521
 Corporate Services (Investor Relations)   4 West Second Street, Riverhead, N.Y. 11901             727-5667    727-3214
                        Cutchogue Office   31525 Main Road, Cutchogue, N.Y. 11935                  734-5050    734-7759
                         Data Processing   206 Griffing Avenue, Riverhead, N.Y. 11901              727-5151    727-3499
             East Hampton Pantigo Office   351 Pantigo Road, East Hampton, N.Y. 11937              324-2000    324-6367
             East Hampton Village Office   100 Park Place, East Hampton, N.Y. 11937                324-3800    324-3863
                              Facilities   4 West Second Street, Riverhead, N.Y. 11901             208-2333    208-0767
                     Hampton Bays Office   168 West Montauk Highway, Hampton Bays, N.Y. 11946      728-2700    728-8311
                        Hauppauge Office   110 Marcus Boulevard, Hauppauge, N.Y. 11788             436-5400    436-4454
                         Human Resources   4 West Second Street, Riverhead, N.Y. 11901             208-2310    727-3170
                    Information Services   206 Griffing Avenue, Riverhead, N.Y. 11901              727-5151    369-5934
                   Investors Marketplace   3880 Veterans Memorial Highway, Bohemia, N.Y. 11716     285-7284    285-6610

                              [LOGO] SUFFOLK COUNTY
                                     NATIONAL BANK

                      Directory of Offices and Departments

                                                                                                      Area Code (631)

                          ON THE WEB AT:   WWW.SCNB.COM                                            Telephone     FAX
-----------------------------------------------------------------------------------------------------------------------
                       Manorville Office   460 County Road 111, Suite 18, Manorville, N.Y.         281-8200    281-5695
                               Marketing   4 West Second Street, Riverhead, N.Y. 11901             208-2323    727-9223
                        Mattituck Office   10900 Main Road, Mattituck, N.Y. 11952                  298-9400    298-9188
                          Medford Office   2801 Route 112, Suite B, Medford, N.Y. 11763            758-1500    758-1509
                     Miller Place Office   74 Echo Avenue, Miller Place, N.Y. 11764                474-8400    474-8510
                   Montauk Harbor Office   West Lake Drive, Montauk, N.Y. 11954                    668-4333    668-3643
                  Montauk Village Office   746 Montauk Highway, Montauk, N.Y. 11954                668-5300    668-1214
                              Operations   206 Griffing Avenue, Riverhead, N.Y. 11901              727-5151    369-5834
            Port Jefferson Harbor Office   135 West Broadway, Port Jefferson, N.Y. 11777           474-7200    331-7806
           Port Jefferson Village Office   228 East Main Street, Port Jefferson, N.Y. 11777        473-7700    473-9406
                         Private Banking   3880 Veterans Memorial Highway, Bohemia, N.Y. 11716     585-6660    585-6398
              Residential Mortgage Loans   4 West Second Street, Riverhead, N.Y. 11901             208-2244    369-2468
                          Retail Banking   4 West Second Street, Riverhead, N.Y. 11901             208-2300    727-3873
      Riverhead, Ostrander Avenue Office   1201 Ostrander Avenue, Riverhead, N.Y. 11901            727-6800    727-5095
         Riverhead, Second Street Office   6 West Second Street, Riverhead, N.Y. 11901             727-2700    727-3210
                       Sag Harbor Office   17 Main Street, Sag Harbor, N.Y. 11963                  725-3000    725-4627
                         Sayville Office   161 North Main Street, Sayville, N.Y. 11782             218-1600    218-9425
                         Shoreham Office   9926 Route 25A, Shoreham, N.Y. 11786                    744-4400    744-6743
                        Smithtown Office   260 Middle Country Road, Smithtown, N.Y. 11787          979-3400    979-3430
                      Southampton Office   295 North Sea Road, Southampton, N.Y. 11968             283-3800    287-3293
                         Southold Office   55345 Main Road, Southold, N.Y. 11971                   765-6700    765-6743
           Trust and Investment Services   3880 Veterans Memorial Highway, Bohemia, N.Y. 11716     285-6600    285-6610
                     Wading River Office   2065 Wading River-Manor Rd., Wading River, N.Y. 11792   929-6300    929-6799
                       Water Mill Office   828 Montauk Highway, Water Mill, N.Y. 11976             726-4500    726-7573
                     West Babylon Office   955 Little East Neck Road, West Babylon, N.Y. 11704     669-7300    669-5211
                Westhampton Beach Office   144 Sunset Ave., Westhampton Beach, N.Y. 11978          288-4000    288-9252

                                    [PHOTO]