Form 10-Q
period 2003-03-31
SUFFOLK BANCORP
filed 2003-05-14
CIK 754673

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended March 31, 2003

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No|_|.

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        11,041,981 SHARES OF COMMON STOCK OUTSTANDING AS OF MAY 12, 2003

                       This page left blank intentionally.

                        SUFFOLK BANCORP AND SUBSIDIARIES

                                                                            page

Part I - Financial Information (unaudited)

         Item 1. Financial Statements

                 Consolidated Statements of Condition                          4

                 Consolidated Statements of Income, For the Three Months
                 Ended March 31, 2003 and 2002                                 5

                 Statements of Cash Flows, For the Three Months Ended
                 March 31, 2003 and 2002                                       6

                 Notes to the Unaudited Consolidated Financial Statements      7

         Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                           7

         Item 3. Quantitative and Qualitative Disclosures About Market Risk   12

         Item 4. Controls and Procedures                                      12

Part II - Other Information

         Item 4. Submission of Matters to a Vote of Security Holders.         13

         Item 6. Exhibits and Reports on Form 8-K.                            13

         Signatures                                                           13

         Certifications of Periodic Report                                    14

                        SUFFOLK BANCORP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CONDITION
          (in thousands of dollars except for share and per share data)

                                                                         March 31,     December 31,
                                                                           2003            2002
                                                                        -----------    -----------
                                                                        unaudited
ASSETS
Cash & Due From Banks                                                   $    44,078    $    48,000
Federal Funds Sold                                                            2,700         17,500
Investment Securities:
   Available for Sale, at Fair Value                                        362,594        359,903
   Held to Maturity (Fair Value of $10,907 and $14,115, respectively)
      Obligations of States & Political Subdivisions                          8,178         14,884
      Federal Reserve Bank Stock                                                638            638
      Federal Home Loan Bank Stock                                            1,361          1,361
      Corporate Bonds & Other Securities                                        100            100
                                                                        -----------    -----------
Total Investment Securities                                                 372,871        376,886

Total Loans                                                                 802,777        788,557
         Less: Allowance for Possible Loan Losses                             8,552          8,695
                                                                        -----------    -----------
Net Loans                                                                   794,225        779,862

Premises & Equipment, Net                                                    21,283         20,437
Accrued Interest Receivable, Net                                              5,443          5,946
Excess of Cost Over Fair Value of Net Assets Acquired                           814            814
Other Assets                                                                 20,617         23,272
                                                                        -----------    -----------
    TOTAL ASSETS                                                          1,262,031      1,272,717
                                                                        ===========    ===========

LIABILITIES & STOCKHOLDERS' EQUITY
Demand Deposits                                                             301,835        314,714
Saving, N.O.W. & Money Market Deposits                                      559,226        557,967
Time Certificates of $100,000 or more                                        22,697         23,495
Other Time Deposits                                                         238,071        246,406
                                                                        -----------    -----------
     Total Deposits                                                       1,121,829      1,142,582

Federal Home Loan Bank Borrowings                                            18,500             --
Dividend Payable on Common Stock                                              2,136          1,956
Accrued Interest Payable                                                      1,047          1,335
Other Liabilities                                                            20,021         18,052
                                                                        -----------    -----------
    TOTAL LIABILITIES                                                     1,163,533      1,163,925
                                                                        -----------    -----------

STOCKHOLDERS' EQUITY
Common Stock (par value $2.50; 15,000,000 shares authorized;
   11,084,181 and 11,489,481 shares outstanding at
   March 31, 2003 and December 31, 2002, respectively)                       33,838         33,838
Surplus                                                                      19,230         19,230
Treasury Stock at Par (2,451,037 and 2,045,737 shares, respectively)         (6,128)        (5,114)
Undivided Profits                                                            43,828         52,453
                                                                        -----------    -----------
                                                                             90,768        100,407

Accumulated Other Comprehensive Income, Net of Tax                            7,730          8,385
                                                                        -----------    -----------
    TOTAL STOCKHOLDERS' EQUITY                                               98,498        108,792

    TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                            $ 1,262,031    $ 1,272,717
                                                                        ===========    ===========

See accompanying notes to consolidated financial statements.

                        SUFFOLK BANCORP AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
          (in thousands of dollars except for share and per share data)

                                                                         For the Three Months Ended
                                                                      March 31, 2003    March 31, 2002
                                                                      --------------    --------------
                                                                        unaudited         unaudited
INTEREST INCOME
Federal Funds Sold                                                     $        27       $       131
United States Treasury Securities                                              104               139
Obligations of States & Political Subdivisions (tax exempt)                    129               141
Mortgage-Backed Securities                                                   3,188             2,756
U.S. Government Agency Obligations                                             826               654
Corporate Bonds & Other Securities                                              35                15
Loans                                                                       14,378            15,624
                                                                       -----------       -----------
    Total Interest Income                                                   18,687            19,460

INTEREST EXPENSE
Saving, N.O.W.'s & Money Market Deposits                                     1,190             1,613
Time Certificates of $100,000 or more                                          135               255
Other Time Deposits                                                          1,604             2,597
Federal Funds Purchased                                                         12                --
Interest on Other Borrowings                                                     8                --
                                                                       -----------       -----------
   Total Interest Expense                                                    2,949             4,465

    Net-interest Income                                                     15,738            14,995
Provision for Possible Loan Losses                                             270               300
                                                                       -----------       -----------
  Net-interest Income After Provision for Possible Loan Losses              15,468            14,695

OTHER INCOME
Service Charges on Deposit Accounts                                          1,412             1,329
Other Service Charges, Commissions & Fees                                      510               322
Fiduciary Fees                                                                 280               285
Other Operating Income                                                         315               284
                                                                       -----------       -----------
    Total Other Income                                                       2,517             2,220

OTHER EXPENSE
Salaries & Employee Benefits                                                 5,448             5,045
Net Occupancy Expense                                                          807               675
Equipment Expense                                                              708               596
Other Operating Expense                                                      2,171             2,198
                                                                       -----------       -----------
    Total Other Expense                                                      9,134             8,514

Income Before Provision for Income Taxes                                     8,851             8,401
Provision for Income Taxes                                                   3,512             3,340
                                                                       -----------       -----------
NET INCOME                                                             $     5,339       $     5,061
                                                                       ===========       ===========

                            Average: Common Shares Outstanding          11,311,275        11,767,980
                                        Dilutive Stock Options              42,882            40,656
                                                                       -----------       -----------
              Average Total Common Shares and Dilutive Options          11,354,157        11,808,636

EARNINGS PER COMMON SHARE                                Basic         $      0.47       $      0.43
                                                       Diluted         $      0.47       $      0.43

See accompanying notes to consolidated financial statements.

                        SUFFOLK BANCORP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (in thousands of dollars)

                                                                  For the Three Months Ended
                                                               March 31, 2003   March 31, 2002
                                                               --------------   --------------
                                                                  unaudited        unaudited
CASH FLOWS FROM OPERATING ACTIVITIES

NET INCOME                                                       $     5,339      $     5,061

ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH
      Provision for Possible Loan Losses                                 270              300
      Depreciation & Amortization                                        662              506
      Accretion of Discounts                                             (51)            (214)
      Amortization of Premiums                                         1,105              421
      Decrease (Increase) in Accrued Interest Receivable                 502             (155)
      Decrease in Other Assets                                         2,656            1,914
      Decrease in Accrued Interest Payable                              (287)            (873)
      Increase in Other Liabilities                                    2,424            2,521
                                                                 -----------      -----------
        Net Cash Provided by Operating Activities                     12,620            9,481

CASH FLOWS FROM INVESTING ACTIVITIES
      Principal Payments on Investment Securities                     10,909            5,337
      Purchases of Investment Securities; Available for Sale         (15,767)            (249)
      Maturities of Investment Securities; Held to Maturity            6,707               --
      Purchases of Investment Securities; Held to Maturity                --          (21,459)
      Loan Disbursements & Repayments, Net                           (14,633)           3,231
      Purchases of Premises & Equipment, Net                          (1,507)          (2,437)
                                                                 -----------      -----------
        Net Cash Used in Investing Activities                        (14,291)         (15,577)

CASH FLOWS FROM FINANCING ACTIVITIES
      Net Decrease in Deposit Accounts                               (20,753)          (8,414)
      Dividends Paid to Shareholders                                  (1,956)          (1,648)
      Treasury Shares Acquired                                       (12,842)          (1,379)
      Net Proceeds from Other Borrowings                              18,500               --
                                                                 -----------      -----------
         Net Cash Used In Financing Activities                       (17,051)         (11,441)

        Net Decrease in Cash & Cash Equivalents                      (18,722)         (17,537)
           Cash & Cash Equivalents Beginning of Period                65,500           78,526
                                                                 -----------      -----------
           Cash & Cash Equivalents End of Period                 $    46,778      $    60,989
                                                                 ===========      ===========

See accompanying notes to consolidated financial statements.

                        SUFFOLK BANCORP AND SUBSIDIARIES
            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1) General

      In the opinion of management, the accompanying unaudited consolidated financial statements of Suffolk Bancorp (Suffolk) and its consolidated subsidiaries have been prepared to reflect all adjustments (consisting solely of normally recurring accruals) necessary for a fair presentation of the financial condition and results of operations for the periods presented. Certain information and footnotes normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles ("GAAP") have been condensed or omitted. Notwithstanding, management believes that the disclosures are adequate to prevent the information from misleading the reader, particularly when the accompanying consolidated financial statements are read in conjunction with the audited consolidated financial statements and notes thereto included in the Registrant's annual report and on Form 10-K, for the year ended December 31, 2002.

      The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results of operations to be expected for the remainder of the year.

                                     Item 2.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
            For the Three-Month Periods ended March 31, 2003 and 2002

Net Income

      Net income was $5,339,000 for the quarter, ahead 5.5 percent from $5,061,000 posted during the same period last year. Earnings per share for the quarter were $0.47 versus $0.43, a gain of 9.3 percent.

Interest Income

      Interest income was $18,687,000 for the first quarter of 2003, down 4.0 percent from $19,460,000 posted for the same quarter in 2002. Average net loans during the first quarter of 2003 totaled $781,474,000 compared to $781,643,000 for the same period of 2002. During the first quarter of 2003, the yield was
6.43 percent (taxable-equivalent) on average earning assets of $1,166,228,000 down from 7.30 percent on average earning assets of $1,070,705,000 during the first quarter of 2002. Decreases in interest income were attributable primarily to decrease in interest income on loans, offset by increases in investment income as a result of a change in the composition of the investment portfolio emphasizing high-quality, higher-yielding collateralized mortgage obligations.

Interest Expense

      Interest expense for the first quarter of 2003 was $2,949,000, down 34.0 percent from $4,465,000 for the same period of 2002. During the first quarter of 2003, the cost of funds was 1.44 percent (taxable-equivalent) on average interest-bearing liabilities of $817,803,000 down from 2.34 percent on average interest-bearing liabilities of $764,115,000 during the first quarter of 2002. Interest expense decreased primarily as a result of decreases in market rates of interest, and as average demand deposits comprised 28.8 percent of total deposits.

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

Net Interest Income

      Net interest income, net of the provision for possible loan losses, is the largest component of Suffolk's earnings. Net interest income for the first quarter of 2003 was $15,738,000, up 5.0 percent from $14,995,000 during the same period of 2002. The net interest margin for the quarter, on a fully taxable-equivalent basis, was 5.42 percent compared to 5.63 percent for the same period of 2002.

The following table details the components of Suffolk's net interest income on a taxable-equivalent basis: (in thousands of dollars)

------------------------------------------------------------------------------------------------------------------------------
March 31,                                                             2003                                  2002
------------------------------------------------------------------------------------------------------------------------------
                                                       Average                   Average      Average                  Average
                                                       Balance      Interest      Rate        Balance      Interest     Rate
------------------------------------------------------------------------------------------------------------------------------
INTEREST-EARNING ASSETS
------------------------------------------------------------------------------------------------------------------------------
U.S. treasury securities                             $   10,005     $    106      4.24%     $    9,781     $    142      5.82%
Collateralized mortgage obligations                     261,896        3,027      4.62         175,222        2,626      6.00
Mortgage backed securities                               15,040          161      4.27           9,301          130      5.60
Obligations of states and political subdivisions         12,105          195      6.45          13,701          214      6.24
U.S. govt. agency obligations                            74,674          826      4.43          49,143          654      5.32
Corporate bonds and other securities                      2,099           36      6.75           1,850           15      3.15
Federal funds sold and securities purchased
     under agreements to resell                           8,935           27      1.18          30,064          131      1.75
Loans, including non-accrual loans
  Commercial, financial & agricultural loans            150,516        2,078      5.52         132,328        2,152      6.51
  Commercial real estate mortgages                      183,235        3,774      8.24         167,926        3,614      8.61
  Real estate construction loans                         37,435          910      9.72          29,725          689      9.27
  Residential mortgages (1st and 2nd liens)              92,759        1,732      7.47          91,202        1,851      8.12
  Home equity loans                                      45,758          634      5.54          32,373          508      6.28
  Consumer loans                                        268,856        5,250      7.81         325,627        6,810      8.37
  Other loans (overdrafts)                                2,915           --        --           2,462           --        --
------------------------------------------------------------------------------------------------------------------------------
Total interest-earning assets                        $1,166,228     $ 18,756      6.43%     $1,070,705     $ 19,536      7.30%
==============================================================================================================================
Cash and due from banks                              $   56,880                             $   51,635
Other non-interest-earning assets                        53,057                                 50,017
------------------------------------------------------------------------------------------------------------------------------
Total assets                                         $1,276,165                             $1,172,357

------------------------------------------------------------------------------------------------------------------------------
INTEREST-BEARING LIABILITIES
------------------------------------------------------------------------------------------------------------------------------
Saving, N.O.W.'s and money market deposits           $  547,421     $  1,190      0.87%     $  464,241     $  1,613      1.39%
Time deposits                                           265,767        1,739      2.62         299,779        2,852      3.81
------------------------------------------------------------------------------------------------------------------------------
Total saving and time deposits                          813,188        2,929      1.44         764,020        4,465      2.34
Federal funds purchased and securities
     sold under agreement to repurchase                   2,225           12      2.07              95           --      1.63
Other borrowings                                          2,390            8      1.38              --           --        --
------------------------------------------------------------------------------------------------------------------------------
Total interest-bearing liabilities                   $  817,803     $  2,949      1.44%     $  764,115     $  4,465      2.34%
==============================================================================================================================

Rate spread                                                                       4.99%                                  4.96%
Non-interest-bearing deposits                        $  328,367                             $  286,010
Other non-interest-bearing liabilities                   27,632                                 25,617
------------------------------------------------------------------------------------------------------------------------------
Total liabilities                                    $1,173,802                             $1,075,742
Stockholders' equity                                    102,363                                 96,615
------------------------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity           $1,276,165                             $1,172,357

Net-interest income (taxable-equivalent basis)
     and effective interest rate differential                       $ 15,807      5.42%                    $ 15,071      5.63%
Less: taxable-equivalent basis adjustment                                (69)                                   (76)
------------------------------------------------------------------------------------------------------------------------------
Net-interest income                                                 $ 15,738                               $ 14,995
==============================================================================================================================

Other Income

      Other income increased to $2,517,000 for the three months compared to $2,220,000 the previous year. Service charges on deposits were up 6.2 percent. Service charges, including commissions and fees other than for deposits, increased by 58.4 percent. Trust revenue was down 1.8 percent. Other operating income increased by 10.9 percent.

Other Expense

      Other expense for the first quarter of 2003 was $9,134,000, up 7.3 percent from $8,514,000 for the comparable period in 2002. Employee compensation increased by 8.0 percent, net occupancy increased 19.6 percent, equipment expense increased by 18.8 percent, while other operating expense decreased by
1.2 percent.

Capital Resources

      Stockholders' equity totaled $98,498,000 on March 31, 2003, a decrease of
9.5 percent from $108,792,000 on December 31, 2002. The ratio of equity to assets was 7.8 percent at March 31, 2003 and 8.5 percent at December 31, 2002. The following table details amounts and ratios of Suffolk's regulatory capital:
(in thousands of dollars except ratios)

--------------------------------------------------------------------------------------------------------------
                                                                                       To be well capitalized
                                                                       For capital     under prompt corrective
                                                   Actual                adequacy         action provisions
                                              Amount     Ratio       Amount      Ratio     Amount     Ratio
--------------------------------------------------------------------------------------------------------------
As of March 31, 2003

Total Capital (to risk-weighted assets)      $ 93,378    10.99%     $ 71,604     8.00%    $ 89,506    10.00%
Tier 1 Capital (to risk-weighted assets)       89,826    10.04%       35,802     4.00%      53,703     6.00%
Tier 1 Capital (to average assets)             89,826     7.04%       51,009     4.00%      63,761     5.00%
==============================================================================================================
As of December 31, 2002

Total Capital (to risk-weighted assets)     $ 117,251    13.39%     $ 70,079     8.00%    $ 87,599    10.00%
Tier 1 Capital (to risk-weighted assets)      108,556    12.39%       35,039     4.00%      52,559     6.00%
Tier 1 Capital (to average assets)            108,556     8.77%       49,490     4.00%      61,863     5.00%
==============================================================================================================

The following table details repurchases of common stock during the first quarter of 2003:

Period ending      Total shares repurchased    Average price per share    Aggregate cost
----------------------------------------------------------------------------------------
March 31, 2003             405,300                     $ 31.69             $ 12,842,093
========================================================================================

Stock-Based Compensation

At March 31, 2003, Suffolk had one stock-based employee compensation plan. Suffolk accounts for that plan under the recognition and measurement principles of APB 25, "Accounting for Stock Issued to Employees," and related interpretations. No stock-based employee compensation costs are reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant.

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148 "Accounting for Stock-Based Compensation --Transition and Disclosure" ("SFAS No. 148") in December 2002. SFAS No. 148 amends the disclosure and certain transition provisions of Statement of Financial Accounting Standards No. 123 "Accounting for Stock Based Compensation" ("SFAS No. 123"). The new disclosure provisions are effective for financial statements for fiscal years ending after December 15, 2002 and for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002.

The following table provides the disclosures required by SFAS No. 148 and illustrates the effect on net income and earnings per share if Suffolk had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

--------------------------------------------------------------------------------
                                                                2003       2002
--------------------------------------------------------------------------------
   Net income (in thousands)                   As reported    $ 5,339    $ 5,061
                                  Stock-based compensation
                               costs determined under fair
                               value method for all awards    $    10    $     7
                                                 pro-forma    $ 5,329    $ 5,054
  Earnings per share (Basic)                   As reported    $  0.47    $  0.45
                                                 pro forma    $  0.47    $  0.45
Earnings per share (Diluted)                   As reported    $  0.47    $  0.45
                                                 pro-forma    $  0.47    $  0.45
================================================================================

The fair value of the options granted in 2003 was $13,640. No options were granted during 2002. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2003: dividend yield of 2.60%; expected volatility of 26.5%; risk-free interest rate of 3.96%, and an expected life of 10.0 years.

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

The following table presents information about the allowance for possible loan losses: (in thousands of dollars except for ratios)

-----------------------------------------------------------------------------------------------------------------------
                                                          For the          For the three months ended
                                                          last 12      Mar. 31      Dec. 31     Sept. 30       June 30
                                                           months         2003         2002         2002          2002
-----------------------------------------------------------------------------------------------------------------------
Allowance for possible loan losses
  Beginning balance                                       $ 8,834      $ 8,695      $ 9,076      $ 8,957       $ 8,834
   Total charge-offs                                        2,028          561          825          335           307
   Total recoveries                                           396          148           84           94            70
   Provision for possible loan losses                       1,350          270          360          360           360
-----------------------------------------------------------------------------------------------------------------------
  Ending balance                                          $ 8,552      $ 8,552      $ 8,695      $ 9,076       $ 8,957
=======================================================================================================================
Coverage ratios
  Loans, net of discounts: average                      $ 785,982    $ 781,474    $ 769,877    $ 789,784     $ 802,794
                           at end of period               795,903      802,777      788,557      785,582       806,694
  Non-performing assets                                     1,943        1,272        1,758        1,753         2,987
  Non-performing assets/total loans (net of discount)        0.24%        0.16%        0.22%        0.22%         0.37%
  Net charge-offs/average net loans (annualized)             0.21%        0.21%        0.38%        0.12%         0.12%
  Allowance/non-accrual, restructured, & OREO              496.13%      672.33%      494.60%      517.74%       299.87%
  Allowance for loan losses/net loans                        1.11%        1.07%        1.10%        1.16%         1.11%
-----------------------------------------------------------------------------------------------------------------------

Critical Accounting Policies, Judgments and Estimates

Suffolk's accounting and reporting policies conform to the accounting principles generally accepted in the United States of America and general practices within the financial services industry. The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates.

Allowance for Credit Losses

Suffolk considers that the determination of the allowance for loan losses involves a higher degree of judgment and complexity than its other significant accounting policies. The balance in the allowance for loan losses is determined based on management's review and evaluation of the loan portfolio in relation to past loss experience, the size and composition of the portfolio, current economic events and conditions, and other pertinent factors, including management's assumptions as to future delinquencies, recoveries and losses. All of these factors may change significantly. To the extent actual performance differs from management's estimates, additional provisions for loan losses may be required that would reduce earnings in future periods.

Income Taxes

Under the liability method, deferred tax assets and liabilities are determined by the difference between the financial statement, and the tax bases of assets and liabilities. Deferred tax assets are subject to management's judgment of available evidence that future realization is more likely than not. If management determines that Suffolk may be unable to realize all or part of the net deferred tax assets in the future, a direct charge to income tax expense may be required to reduce the recorded value of the net deferred tax asset to the amount management expects can be realized.

Recent Accounting Pronouncements

Suffolk implemented SFAS No. 142, "Goodwill and Other Intangible Assets" on January 1, 2002. As of March 31, 2003, the balance of excess cost over the fair value of net assets acquired recorded on Suffolk's statement of condition was $814,000. During the first quarter of 2003, Suffolk determined that there was no impairment of the goodwill recorded on its books and no expense was recorded.

Suffolk adopted FASB Interpretation 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others," on January 1, 2003. FIN 45 requires a guarantor entity, at the inception of a guarantee covered by the measurement provisions of the interpretation, to record a liability for the fair value of the obligation undertaken in issuing the guarantee. Suffolk has financial and performance letters of credit. Financial letters of credit require Suffolk to make payment if the customer's financial condition deteriorates, as defined in the agreements. Performance letters of credit require Suffolk to make payments if the customer fails to perform certain non-financial contractual obligations. Suffolk previously did not record a liability when guaranteeing obligations unless it became probable that Suffolk would have to perform under the guarantee. FIN 45 applies prospectively to guarantees Suffolk issues or modifies subsequent to December 31, 2002. The maximum potential undiscounted amount of future payments of these letters of credit as of March 31, 2003 is $8,166,000 and they expire as follows:

--------------------------------------------------------------------------------
                        2003          $ 5,146,000
                        2004            2,341,000
                        2005              100,000
                        2006              478,000
                        2007              101,000
--------------------------------------------------------------------------------
                                      $ 8,166,000
================================================================================

Amounts due under these letters of credit would be reduced by any proceeds that Suffolk would be able to obtain in liquidating the collateral for the loans, which varies depending on the customer. The valuation of the allowance for loan losses includes a provision of $12,249 for possible loan losses based on the letters of credit outstanding on March 31, 2003.

In January 2003, the FASB issued FASB Interpretation 46 ("FIN 46"), "Consolidation of Variable Interest Entities." FIN 46 clarifies the application of Accounting Research Bulletin 51, "Consolidated Financial Statements", for certain entities that do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest ("variable interest entities"). Variable interest entities within the scope of FIN 46 will be required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity's expected losses, receives a majority of its expected returns, or both. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. Suffolk is in the process of determining what effects, if any, the adoption of the provisions of FIN 46 will have upon its financial condition or results of operations. Suffolk does not anticipate FIN 46 to have a material impact on the consolidated financial position or results of operations.

                                     Item 3.

           Quantitative and Qualitative Disclosures about Market Risk

Market Risk

      Suffolk originates and invests in interest-earning assets and solicits interest-bearing deposit accounts. Suffolk's operations are subject to market risk resulting from fluctuations in interest rates to the extent that there is a difference between the amounts of interest-earning assets and interest-bearing liabilities that are prepaid, withdrawn, mature, or re-priced in any given period of time. Suffolk's earnings or the net value of its portfolio (the present value of expected cash flows from liabilities) will change when interest rates change. The principal objective of Suffolk's asset/liability management program is to maximize net interest income while keeping risks acceptable. These risks include both the effect of changes in interest rates, and risks to liquidity. The program also provides guidance to management in funding Suffolk's investment in loans and securities. Suffolk's exposure to interest-rate risk has not changed substantially since December 31, 2002.

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

                                     Item 4.

Controls and Procedures

Suffolk's Chief Executive Officer and Chief Financial Officer (collectively, the "Certifying Officers") are responsible for establishing and maintaining disclosure controls and procedures for Suffolk. Based upon their evaluation of these controls and procedures as of a date within ninety (90) days of the filing of this report, the Certifying Officers have concluded that Suffolk's disclosure controls and procedures are effective to ensure that information required to be disclosed by Suffolk in this report is accumulated and communicated to Suffolk's management, including its principal executive officers as appropriate, to allow timely decisions regarding required disclosure.

The Certifying Officers also have indicated that there were no significant changes in Suffolk's internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation, and there were no corrective actions with regard to significant deficiencies and material weaknesses.

                                     PART II

                                     Item 4.
               Submission of Matters to a Vote of Security Holders

The annual meeting of the shareholders was held at 1:00 PM on April 8, 2003 at the Administrative and Lending Center of the Suffolk County National Bank in Riverhead, New York. Three directors were elected for a term of three years and the appointment of Grant Thornton, L.L.P. as independent auditors for the fiscal year ending December 31, 2003 was ratified. The following table details the vote:

--------------------------------------------------------------------------------
                                                        Shares Voted
Nominees for Director                         For         Withheld
--------------------------------------------------------------------------------
James E. Danowski                          7,798,003       707,678
Thomas S. Kohlmann                         7,798,003       707,678
Terence X. Meyer                           7,797,465       708,215

Ratification of Independent Auditors          For          Against       Abstain
--------------------------------------------------------------------------------
Grant Thornton, L.L.P.                     7,881,237       528,588       95,855
--------------------------------------------------------------------------------
                                                           Summary
                                          Outstanding      # Voted       % Voted
--------------------------------------------------------------------------------
                      At Date of Record   11,239,481      8,505,681       75.7%
================================================================================

                                     Item 6.
                        Exhibits and Reports on Form 8-K.

Current Report on Form 8-K - April 22, 2003 - Press Release of April 8, 2003, "Suffolk Bancorp Announces 9.3 Percent Increase in Earnings Per Share."

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 SUFFOLK BANCORP

Date: May 14, 2003                           /s/ Thomas S. Kohlmann
                                             ----------------------
                                             Thomas S. Kohlmann
                                             President & Chief Executive Officer

Date: May 14, 2003                           /s/ J. Gordon Huszagh
                                             ---------------------
                                             J. Gordon Huszagh
                                             Executive Vice President &
                                             Chief Financial Officer

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

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within ninety (90) days prior to the filing date of this quarterly report (the Evaluation Date); and

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

Dated: May 14, 2003
/s/ Thomas S. Kohlmann
----------------------
Thomas S. Kohlmann
President & Chief Executive Officer

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

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within ninety (90) days prior to the filing date of this quarterly report (the Evaluation Date); and

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

Dated: May 14, 2003
/s/ J. Gordon Huszagh
---------------------
J. Gordon Huszagh
Executive Vice President & Chief Financial Officer