Form 10-Q
period 2003-06-30
SUFFOLK BANCORP
filed 2003-08-11
CIK 754673

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended June 30, 2003

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

        10,990,021 SHARES OF COMMON STOCK OUTSTANDING AS OF July 31, 2003

                      This page left blank intentionally.

                        SUFFOLK BANCORP AND SUBSIDIARIES

                                                                                                    Page
Part I - Financial Information (unaudited)

   Item 1.

   Financial Statements

      Consolidated Statements of Condition                                                             4

      Consolidated Statements of Income, For the Three Months Ended June 30, 2003 and 2002             5

      Consolidated Statements of Income, For the Six Months Ended June 30, 2003 and 2002               6

      Statements of Cash Flows, For the Six Months Ended June 30, 2003 and 2002                        7

      Notes to the Unaudited Consolidated Financial Statements                                         8

          (1) Basis of Presentation                                                                    8

          (2) Stock-based Compensation                                                                 8

          (3) Recent Accounting Pronouncements                                                         8

   Item 2.

   Management's Discussion and Analysis of Financial Condition and Results of Operations              10

   Item 3. Quantitative and Qualitative Disclosures About Market Risk                                 14

   Item 4. Controls and Procedures                                                                    14

Part II - Other Information

   Item 6. Exhibits and Reports on Form 8-K                                                           14

   Signatures                                                                                         14

   Certifications of Periodic Report                                                                  15

                        SUFFOLK BANCORP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CONDITION
          (in thousands of dollars except for share and per share data)

                                                                            June 30, 2003      December 31, 2002
                                                                            -------------      -----------------
ASSETS                                                                        unaudited
Cash & Due From Banks                                                         $   100,298          $    48,000
Federal Funds Sold                                                                 65,300               17,500
Investment Securities:
   Available for Sale, at Fair Value                                              331,250              359,903
   Held to Maturity (Fair Value of $13,047 and $17,643, respectively)
      Obligations of States & Political Subdivisions                                9,986               14,884
      Federal Reserve Bank Stock                                                      638                  638
      Federal Home Loan Bank Stock                                                  1,535                1,361
      Corporate Bonds & Other Securities                                              100                  100
                                                                              -----------          -----------
Total Investment Securities                                                       343,509              376,886

Total Loans                                                                       823,551              788,557
         Less: Allowance for Possible Loan Losses                                   8,704                8,695
                                                                              -----------          -----------
Net Loans                                                                         814,847              779,862

Premises & Equipment, Net                                                          21,924               20,437
Accrued Interest Receivable, Net                                                    5,697                5,946
Excess of Cost Over Fair Value of Net Assets Acquired                                 814                  814
Other Assets                                                                       21,794               23,272
                                                                              -----------          -----------
    TOTAL ASSETS                                                              $ 1,374,183          $ 1,272,717
                                                                              ===========          ===========

LIABILITIES & STOCKHOLDERS' EQUITY
Demand Deposits                                                               $   384,050          $   314,714
Saving,  N.O.W. & Money Market Deposits                                           617,771              557,967
Time Certificates of $100,000 or more                                              23,622               23,495
Other Time Deposits                                                               230,500              246,406
                                                                              -----------          -----------
     Total Deposits                                                             1,255,943            1,142,582

Dividend Payable on Common Stock                                                    2,095                1,956
Accrued Interest Payable                                                              994                1,335
Other Liabilities                                                                  17,108               18,052
                                                                              -----------          -----------
    TOTAL LIABILITIES                                                           1,276,140            1,163,925
                                                                              -----------          -----------

STOCKHOLDERS' EQUITY
Common Stock (par value $2.50; 15,000,000 shares authorized;
  11,018,181 and 11,489,481 shares outstanding at
  June 30, 2003 and December 31, 2002, respectively)                               33,838               33,838
Surplus                                                                            19,230               19,230
Treasury Stock at Par (2,517,037 and 2,045,737 shares, respectively)               (6,293)              (5,114)
Undivided Profits                                                                  44,944               52,453
                                                                              -----------          -----------
                                                                                   91,719              100,407

Accumulated Other Comprehensive Income, Net of Tax                                  6,324                8,385
                                                                              -----------          -----------
    TOTAL STOCKHOLDERS' EQUITY                                                     98,043              108,792

    TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                                  $ 1,374,183          $ 1,272,717
                                                                              ===========          ===========

See accompanying notes to consolidated financial statements.

                        SUFFOLK BANCORP AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
          (in thousands of dollars except for share and per share data)

                                                                                                    For the Three Months Ended
                                                                                               June 30, 2003           June 30, 2002
                                                                                               -------------           -------------
INTEREST INCOME                                                                                  unaudited                unaudited
Federal Funds Sold                                                                              $        55              $       137
United States Treasury Securities                                                                       104                      125
Obligations of States & Political Subdivisions (tax exempt)                                             124                      146
Mortgage-Backed Securities                                                                            2,648                    2,997
U.S. Government Agency Obligations                                                                      825                      653
Corporate Bonds & Other Securities                                                                       36                       31
Loans                                                                                                14,037                   15,633
                                                                                                -----------              -----------
    Total Interest Income                                                                            17,829                   19,722

INTEREST EXPENSE
Saving, N.O.W & Money Market Deposits                                                                 1,036                    1,824
Time Certificates of $100,000 or more                                                                   126                      202
Other Time Deposits                                                                                   1,473                    2,208
Federal Funds Purchased                                                                                  --                        1
Interest on Other Borrowings                                                                             24                       --
                                                                                                -----------              -----------
    Total Interest Expense                                                                            2,659                    4,235

    Net-interest Income                                                                              15,170                   15,487
Provision for Possible Loan Losses                                                                      270                      360
                                                                                                -----------              -----------
  Net-interest Income After Provision for Possible Loan Losses                                       14,900                   15,127

OTHER INCOME
Service Charges on Deposit Accounts                                                                   1,488                    1,422
Other Service Charges, Commissions & Fees                                                               609                      474
Fiduciary Fees                                                                                          283                      293
Other Operating Income                                                                                  368                      126
                                                                                                -----------              -----------
    Total Other Income                                                                                2,748                    2,315

OTHER EXPENSE
Salaries & Employee Benefits                                                                          5,338                    5,027
Net Occupancy Expense                                                                                   745                      674
Equipment Expense                                                                                       487                      625
Other Operating Expense                                                                               2,563                    2,321
                                                                                                -----------              -----------
    Total Other Expense                                                                               9,133                    8,647

Income Before Provision for Income Taxes                                                              8,515                    8,795
Provision for Income Taxes                                                                            3,384                    3,501
                                                                                                -----------              -----------
NET INCOME                                                                                      $     5,131                    5,294
                                                                                                ===========              ===========

                                Average: Common Shares Outstanding                               11,046,136               11,713,901
                                            Dilutive Stock Options                                   43,164                   45,790
                                                                                                -----------              -----------
                  Average Total Common Shares and Dilutive Options                               11,089,300               11,759,691

EARNINGS PER COMMON SHARE                                    Basic                              $      0.46              $      0.45
                                                           Diluted                              $      0.46              $      0.45

See accompanying notes to consolidated financial statements.

                        SUFFOLK BANCORP AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
          (in thousands of dollars except for share and per share data)

                                                                                                      For the Six Months Ended
                                                                                               June 30, 2003           June 30, 2002
                                                                                               -------------           -------------
INTEREST INCOME                                                                                  unaudited               unaudited
Federal Funds Sold                                                                              $        82             $       268
United States Treasury Securities                                                                       208                     264
Obligations of States & Political Subdivisions (tax exempt)                                             253                     287
Mortgage-Backed Securities                                                                            5,836                   5,753
U.S. Government Agency Obligations                                                                    1,651                   1,307
Corporate Bonds & Other Securities                                                                       71                      46
Loans                                                                                                28,415                  31,257
                                                                                                -----------             -----------
    Total Interest Income                                                                            36,516                  39,182

INTEREST EXPENSE
Saving, N.O.W. & Money Market Deposits                                                                2,226                   3,437
Time Certificates of $100,000 or more                                                                   261                     457
Other Time Deposits                                                                                   3,077                   4,805
Federal Funds Purchased                                                                                  12                       1
Interest on Other Borrowings                                                                             32                      --
                                                                                                -----------             -----------
   Total Interest Expense                                                                             5,608                   8,700

    Net-interest Income                                                                              30,908                  30,482
Provision for Possible Loan Losses                                                                      540                     660
                                                                                                -----------             -----------
    Net-interest Income After Provision                                                              30,368                  29,822

OTHER INCOME
Service Charges on Deposit Accounts                                                                   2,900                   2,751
Other Service Charges, Commissions & Fees                                                             1,119                     796
Fiduciary Fees                                                                                          563                     578
Other Operating Income                                                                                  683                     410
                                                                                                -----------             -----------
    Total Other Income                                                                                5,265                   4,535

OTHER EXPENSE
Salaries & Employee Benefits                                                                         10,786                  10,072
Net Occupancy Expense                                                                                 1,552                   1,349
Equipment Expense                                                                                     1,195                   1,221
Other Operating Expense                                                                               4,734                   4,519
                                                                                                -----------             -----------
    Total Other Expense                                                                              18,267                  17,161

Income Before Provision for Income Taxes                                                             17,366                  17,196
Provision for Income Taxes                                                                            6,896                   6,841
                                                                                                -----------             -----------
NET INCOME                                                                                      $    10,470             $    10,355
                                                                                                ===========             ===========

                                 Average: Common Shares Outstanding                              11,172,393              11,740,791
                                             Dilutive Stock Options                                  43,024                  43,410
                                                                                                -----------             -----------
                   Average Total Common Shares and Dilutive Options                              11,215,417              11,784,201

EARNINGS PER COMMON SHARE                                     Basic                             $      0.94             $      0.88
                                                            Diluted                             $      0.93             $      0.88

See accompanying notes to consolidated financial statements.

                        SUFFOLK BANCORP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (in thousands of dollars)

                                                                           For the Six Months Ended
                                                                       June 30, 2003       June 30, 2002
                                                                       -------------       -------------
CASH FLOWS FROM OPERATING ACTIVITIES                                     unaudited           unaudited
NET INCOME                                                               $  10,470           $  10,355

ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH
      Provision for Possible Loan Losses                                       540                 660
      Depreciation & Amortization                                            1,153               1,069
      Accretion of Discounts                                                  (143)               (352)
      Amortization of Premiums                                               2,498                 906
      Decrease in Accrued Interest Receivable                                  249                  43
      Decrease (Increase) in Other Assets                                    1,478              (1,466)
      Decrease in Accrued Interest Payable                                    (341)             (1,004)
      Increase (Decrease) in Other Liabilities                                 490                (169)
                                                                         ---------           ---------
        Net Cash Provided by Operating Activities                           16,394              10,042

CASH FLOWS FROM INVESTING ACTIVITIES
      Principal Payments on Investment Securities                           38,570              12,089
      Maturities of Investment Securities; Available for Sale                                    6,000
      Purchases of Investment Securities; Available for Sale               (15,767)            (58,048)
      Maturities of Investment Securities; Held to Maturity                  8,177               3,285
      Purchases of Investment Securities; Held to Maturity                  (3,451)             (3,481)
      Loan Disbursements & Repayments, Net                                 (35,525)            (11,112)
      Purchases of Premises & Equipment, Net                                (2,640)             (5,117)
                                                                         ---------           ---------
        Net Cash Used in Investing Activities                              (10,636)            (56,384)

CASH FLOWS FROM FINANCING ACTIVITIES
      Net Increase in Deposit Accounts                                     113,361              81,716
      Dividends Paid to Shareholders                                        (4,092)             (3,413)
      Treasury Shares Acquired                                             (14,929)             (2,617)
                                                                         ---------           ---------
         Net Cash Provided by Financing Activities                          94,340              75,686

         Net Increase in Cash & Cash Equivalents                           100,098              29,344
           Cash & Cash Equivalents Beginning of Period                      65,500              78,526
                                                                         ---------           ---------
           Cash & Cash Equivalents End of Period                         $ 165,598           $ 107,870
                                                                         =========           =========

See accompanying notes to consolidated financial statements.

                        SUFFOLK BANCORP AND SUBSIDIARIES
            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1) Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated financial statements of Suffolk Bancorp (Suffolk) and its consolidated subsidiaries have been prepared to reflect all adjustments (consisting solely of normally recurring accruals) necessary for a fair presentation of the financial condition and results of operations for the periods presented. Certain information and footnotes normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles ("GAAP") have been condensed or omitted. Notwithstanding, management believes that the disclosures are adequate to prevent the information from misleading the reader, particularly when the accompanying consolidated financial statements are read in conjunction with the audited consolidated financial statements and notes thereto included in the Registrant's Annual Report on Form 10-K, for the year ended December 31, 2002.

The results of operations for the three months ended June 30, 2003 are not necessarily indicative of the results of operations to be expected for the remainder of the year.

(2) Stock-based Compensation

At June 30, 2003, Suffolk had one stock-based employee compensation plan. Suffolk accounts for that plan under the recognition and measurement principles of APB 25, "Accounting for Stock Issued to Employees," and related interpretations. No stock-based employee compensation costs are reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant.

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148 "Accounting for Stock-Based Compensation -- Transition and Disclosure" ("SFAS No. 148") in December 2002. SFAS No. 148 amends the disclosure and certain transition provisions of Statement of Financial Accounting Standards No. 123 "Accounting for Stock Based Compensation" ("SFAS No. 123"). The new disclosure provisions are effective for financial statements for fiscal years ending after December 15, 2002 and for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002.

The following table provides the disclosures required by SFAS No. 148 and illustrates the effect on net income and earnings per share if Suffolk had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation, and should be read in conjunction with "Capital Resources" on page 12 in Management's Discussion And Analysis Of Financial Condition And Results Of Operations.

--------------------------------------------------------------------------------------------------------------
       Quarter ended June 30,                                                           2003           2002
--------------------------------------------------------------------------------------------------------------
    Net income (in thousands)                       As reported                      $   5,131       $   5,294
                                       Stock-based compensation
                                    costs determined under fair
                                    value method for all awards                      $      10       $       7
                                                      pro-forma                      $   5,121       $   5,287
   Earnings per share (Basic)                       As reported                      $    0.46       $    0.45
                                                      pro forma                      $    0.46       $    0.45
 Earnings per share (Diluted)                       As reported                      $    0.46       $    0.45
                                                      pro-forma                      $    0.46       $    0.45
==============================================================================================================

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

(3) Recent Accounting Pronouncements

Suffolk implemented SFAS No. 142, "Goodwill and Other Intangible Assets" on January 1, 2002. As of June 30, 2003, the balance of excess cost over the fair value of net assets acquired recorded on Suffolk's statement of condition was $814,000. During the second quarter of 2003, Suffolk determined that there was no impairment of the goodwill recorded on its books and no expense was recorded.

Suffolk adopted FASB Interpretation 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others," on January 1, 2003. FIN 45 requires a guarantor entity, at the inception of a guarantee covered by the measurement provisions of the interpretation, to record a liability for the fair value of the obligation undertaken in issuing the guarantee. Suffolk has financial and performance letters of credit. Financial letters of credit require Suffolk to make payment if the customer's financial condition deteriorates, as defined in the agreements. Performance letters of credit require Suffolk to make payments if the customer fails to perform certain non-financial contractual obligations. Suffolk previously did not record a liability when guaranteeing obligations unless it became probable that Suffolk would have to perform under the guarantee. FIN 45 applies prospectively to guarantees Suffolk issues or modifies subsequent to December 31, 2002. The maximum potential undiscounted amount of future payments of these letters of credit as of June 30, 2003 is $6,880,000 and they expire as follows:

--------------------------------------------------------------------------------
                             2003          $ 2,898,000
                             2004            2,675,000
                             2005              727,000
                             2006              479,000
                             2007              101,000
--------------------------------------------------------------------------------
                                           $ 6,880,000
================================================================================

Amounts due under these letters of credit would be reduced by any proceeds that Suffolk would be able to obtain in liquidating the collateral for the loans, which varies depending on the customer. The valuation of the allowance for loan losses includes a provision of $10,320 for possible loan losses based on the letters of credit outstanding on June 30, 2003.

In January 2003, the FASB issued FASB Interpretation 46 ("FIN 46"), "Consolidation of Variable Interest Entities." FIN 46 clarifies the application of Accounting Research Bulletin 51, "Consolidated Financial Statements," for certain entities that do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest ("variable interest entities"). Variable interest entities within the scope of FIN 46 will be required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity's expected losses, receives a majority of its expected returns, or both. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. Suffolk is in the process of determining what effects, if any, the adoption of the provisions of FIN 46 will have upon its financial condition or results of operations. Suffolk does not anticipate FIN 46 to have a material impact on the consolidated financial position or results of operations.

In April 2003, the FASB issued SFAS No. 149 "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS No. 149"). SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. All provisions of this Statement shall be applied prospectively. Based on current business operations, management expects that the provisions of SFAS No. 149 will not materially impact Suffolk's financial condition, results of operations, or disclosures.

In May 2003, the FASB issued SFAS No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS No. 150"). SFAS No. 150 is generally effective for financial instruments entered into or modified after May 31, 2003, and otherwise effective at the beginning of the first interim period beginning after June 15, 2003. Based on current business operations, management expects that the provisions of SFAS No. 150 will not impact the Suffolk's financial condition, results of operations, or disclosures.

                                     Item 2.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
            For the Three-Month Periods ended June 30, 2003 and 2002

Net Income

Net income was $5,131,000 for the quarter, down 3.1 percent from $5,294,000 posted during the same period last year. Earnings per share for the quarter were $0.46 versus $0.45, a gain of 2.2 percent.

Interest Income

Interest income was $17,829,000 for the second quarter of 2003, down 9.6 percent from $19,722,000 posted for the same quarter in 2002. Average net loans during the second quarter of 2003 totaled $809,908,000 compared to $793,906,000 for the same period of 2002. During the second quarter of 2003, the yield was 6.02 percent (taxable-equivalent) on average earning assets of $1,188,514,000 down from 7.11 percent on average earning assets of $1,114,219,000 during the second quarter of 2002. Decreases in interest income were attributable primarily to decrease in interest income on loans.

Interest Expense

Interest expense for the second quarter of 2003 was $2,659,000, down 37.2 percent from $4,235,000 for the same period of 2002. During the second quarter of 2003, the cost of funds was 1.28 percent (taxable-equivalent) on average interest-bearing liabilities of $833,603,000 down from 2.14 percent on average interest-bearing liabilities of $791,392,000 during the second quarter of 2002. Interest expense decreased primarily as a result of decreases in market rates of interest, and as average demand deposits comprised 29.0 percent of total deposits.

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

Net Interest Income

Net interest income, before the provision for possible loan losses, is the largest component of Suffolk's earnings. It was $15,170,000 for the second quarter of 2003, down 2.0 percent from $15,487,000 during the same period of 2002. The net interest margin for the quarter, on a fully taxable-equivalent basis, was 5.13 percent compared to 5.59 percent for the same period of 2002.

The following table details the components of Suffolk's net interest income on a taxable-equivalent basis: (in thousands of dollars)

------------------------------------------------------------------------------------------------------------------------------------
June 30,                                                                2003                                     2002
------------------------------------------------------------------------------------------------------------------------------------
                                                        Average                    Average       Average                     Average
                                                        Balance       Interest       Rate        Balance        Interest       Rate
------------------------------------------------------------------------------------------------------------------------------------
INTEREST-EARNING ASSETS
------------------------------------------------------------------------------------------------------------------------------------
U.S. Treasury securities                              $   10,035      $    106       4.23%      $   10,314      $    126       4.91%
Collateralized mortgage obligations                      246,301         2,519       4.09          204,011         2,875       5.64
Mortgage backed securities                                13,810           130       3.76            8,981           122       5.42
Obligations of states and political subdivisions          12,539           190       6.06           14,844           222       5.99
U.S. govt. agency obligations                             75,035           824       4.39           49,004           653       5.33
Corporate bonds and other securities                       2,269            35       6.17            2,099            32       6.03
Federal funds sold and securities purchased
     under agreements to resell                           18,617            55       1.19           31,060           137       1.77
Loans, including non-accrual loans
  Commercial, financial & agricultural loans             168,309         2,257       5.36          142,223         2,224       6.25
  Commercial real estate mortgages                       193,647         3,607       7.45          174,482         3,657       8.38
  Real estate construction loans                          37,983           834       8.79           34,135           789       9.25
  Residential mortgages (1st and 2nd liens)               97,237         1,151       4.73           88,113         1,859       8.44
  Home equity loans                                       50,891           688       5.40           34,162           503       5.89
  Consumer loans                                         259,957         5,500       8.46          315,517         6,601       8.37
  Other loans (overdrafts)                                 1,884            --         --            5,274            --         --
------------------------------------------------------------------------------------------------------------------------------------
Total interest-earning assets                         $1,188,514      $ 17,896       6.02%      $1,114,219      $ 19,800       7.11%
====================================================================================================================================
Cash and due from banks                               $   51,997                                $   55,429
Other non-interest-earning assets                         45,233                                    71,285
------------------------------------------------------------------------------------------------------------------------------------
Total assets                                          $1,285,744                                $1,240,933

------------------------------------------------------------------------------------------------------------------------------------
INTEREST-BEARING LIABILITIES
------------------------------------------------------------------------------------------------------------------------------------
Saving, N.O.W. and money market deposits              $  568,565      $  1,036       0.73%      $  506,851      $  1,825       1.44%
Time deposits                                            257,355         1,599       2.49          284,498         2,409       3.39
------------------------------------------------------------------------------------------------------------------------------------
Total saving and time deposits                           825,920         2,635       1.28          791,349         4,234       2.14
Federal funds purchased and securities
     sold under agreement to repurchase                       --            --         --               43            --       2.20
Other borrowings                                           7,683            24       1.28               --            --         --
------------------------------------------------------------------------------------------------------------------------------------
Total interest-bearing liabilities                    $  833,603      $  2,659       1.28%      $  791,392      $  4,234       2.14%
====================================================================================================================================

Rate spread                                                                          4.75%                                     4.91%
Non-interest-bearing deposits                         $  337,645                                $  304,528
Other non-interest-bearing liabilities                    17,897                                    49,432
------------------------------------------------------------------------------------------------------------------------------------
Total liabilities                                     $1,189,145                                $1,145,352
Stockholders' equity                                      96,599                                    95,581
------------------------------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity            $1,285,744                                $1,240,933

Net-interest income (taxable-equivalent basis)
     and effective interest rate differential                         $ 15,237       5.13%                      $ 15,566       5.59%
Less: taxable-equivalent basis adjustment                                  (67)                                      (79)
------------------------------------------------------------------------------------------------------------------------------------
Net-interest income                                                   $ 15,170                                  $ 15,487
====================================================================================================================================

Other Income

Other income increased to $2,748,000 for the three months compared to $2,315,000 the previous year. Service charges on deposits were up 4.6 percent. Service charges, including commissions and fees other than for deposits, increased by
28.5 percent. Trust revenue was down 3.4 percent. Other operating income increased by 192.1 percent.

Other Expense

Other expense for the second quarter of 2003 was $9,133,000, up 5.6 percent from $8,647,000 for the comparable period in 2002. Employee compensation increased by
6.2 percent, net occupancy increased 10.5 percent, equipment expense decreased by 22.1 percent, while other operating expense increased by 10.4 percent.

Capital Resources

Stockholders' equity totaled $98,043,000 on June 30, 2003, a decrease of 9.9 percent from $108,792,000 on December 31, 2002. The ratio of equity to assets was 7.1 percent at June 30, 2003 and 8.5 percent at December 31, 2002. The following table details amounts and ratios of Suffolk's regulatory capital:
(in thousands of dollars except ratios)

------------------------------------------------------------------------------------------------------------------------
                                                                                                 To be well capitalized
                                                                            For capital          under prompt corrective
                                                 Actual                       adequacy              action provisions
                                           Amount        Ratio          Amount        Ratio        Amount       Ratio
------------------------------------------------------------------------------------------------------------------------
As of June 30, 2003

Total Capital (to risk-weighted assets)   $ 99,476       10.59%        $ 75,170        8.00%       $ 93,962       10.00%
Tier 1 Capital (to risk-weighted assets)    90,772        9.66%          37,585        4.00%         56,377        6.00%
Tier 1 Capital (to average assets)          90,772        7.07%          51,392        4.00%         64,240        5.00%
========================================================================================================================
As of December 31, 2002

Total Capital (to risk-weighted assets)  $ 117,251       13.39%        $ 70,079        8.00%       $ 87,599       10.00%
Tier 1 Capital (to risk-weighted assets)   108,556       12.39%          35,039        4.00%         52,559        6.00%
Tier 1 Capital (to average assets)         108,556        8.77%          49,490        4.00%         61,863        5.00%
========================================================================================================================

The following table details repurchases of common stock during the second quarter of 2003:

------------------------------------------------------------------------------------------------------------------------
       Period ending              Total shares repurchased          Average price per share               Aggregate cost
------------------------------------------------------------------------------------------------------------------------
       June 30, 2003                       66,000                           $ 31.62                          $ 2,086,658
========================================================================================================================

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

The following table presents information about the allowance for possible loan losses: (in thousands of dollars except for ratios)

--------------------------------------------------------------------------------------------------------------------------------
                                                           For the                      For the three months ended
                                                           last 12         June 30        Mar. 31        Dec. 31      Sept.  30
                                                            months            2003           2003           2002           2002
--------------------------------------------------------------------------------------------------------------------------------
Allowance for possible loan losses
  Beginning balance                                        $  8,957       $  8,552       $  8,695       $  9,076       $  8,957
   Total charge-offs                                          2,125            404            561            825            335
   Total recoveries                                             612            286            148             84             94
   Provision for possible loan losses                         1,260            270            270            360            360
--------------------------------------------------------------------------------------------------------------------------------
  Ending  balance                                          $  8,704       $  8,704       $  8,552       $  8,695       $  9,076
================================================================================================================================
Coverage ratios
  Loans, net of discounts: average                         $787,761       $809,908       $781,474       $769,877       $789,784
             at end of period                               800,117        823,551        802,777        788,557        785,582
  Non-performing assets                                       1,566          1,480          1,272          1,758          1,753
  Non-performing assets/total loans (net of discount)          0.20%          0.18%          0.16%          0.22%          0.22%
  Net charge-offs/average net loans (annualized)               0.19%          0.06%          0.21%          0.38%          0.12%
  Allowance/non-accrual,  restructured, & OREO               568.19%        588.11%        672.33%        494.60%        517.74%
  Allowance for loan losses/net loans                          1.10%          1.06%          1.07%          1.10%          1.16%
--------------------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------------------

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

                                     Item 4.

Controls and Procedures

Suffolk's Chief Executive Officer and Chief Financial Officer (collectively, the "Certifying Officers") are responsible for establishing and maintaining disclosure controls and procedures as defined in Rules 13a-15(e) of the Securities Exchange Act of 1934 for Suffolk. Based upon their evaluation of these controls and procedures as of June 30, 2003, the Certifying Officers have concluded that Suffolk's disclosure controls and procedures are effective.

In addition, there has been no significant change in Suffolk's internal controls over financial reporting that occurred during Suffolk's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, Suffolk's internal controls over financial reporting.

                                     PART II

                                     Item 6.
                        Exhibits and Reports on Form 8-K.

CERTIFICATION OF PERIODIC REPORT - Exhibit 31.1
CERTIFICATION OF PERIODIC REPORT - Exhibit 31.2
CERTIFICATION OF PERIODIC REPORT - Exhibit 32.1
CERTIFICATION OF PERIODIC REPORT - Exhibit 32.2

Current Report on Form 8-K - May 27, 2003 - Press Release of May 28, 2003, "Suffolk Bancorp Announces Regular Quarterly Dividend."

Current Report on Form 8-K - June 23, 2003 - Press Release of June 23, 2003, "Suffolk Bancorp Elects Ralph Gibson, M.D., M.B.A. and David A. Kandell, C.P.A. as Directors."

Current Report on Form 8-K - July 15, 2003 - Press Release of July 15, 2003, "Suffolk Bancorp Announces Second Quarter Earnings" - Earnings release for the three months ended June 30, 2003.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 SUFFOLK BANCORP


Date: August 11, 2003         /s/ Thomas S. Kohlmann
                              --------------------------------------------------
                              Thomas S. Kohlmann
                              President & Chief Executive Officer


Date: August 11, 2003         /s/ J. Gordon Huszagh
                              --------------------------------------------------
                              J. Gordon Huszagh
                              Executive Vice President & Chief Financial Officer