Form 10-Q
period 2003-09-30
SUFFOLK BANCORP
filed 2003-11-07
CIK 754673

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended September 30, 2003

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

      10,949,283 SHARES OF COMMON STOCK OUTSTANDING AS OF OCTOBER 31, 2003

                      This page left blank intentionally.

                        SUFFOLK BANCORP AND SUBSIDIARIES

xx                                                                         Page

Part I - Financial Information (unaudited)

         Item 1

         Financial Statements

                   Consolidated Statements of Condition                       4

                   Consolidated Statements of Income, For the Three
                     Months Ended September 30, 2003 and 2002                 5

                   Consolidated Statements of Income, For the Nine
                     Months Ended September 30, 2003 and 2002                 6

                   Statements of Cash Flows, For the Nine Months
                     Ended September 30, 2003 and 2002                        7

                   Notes to the Unaudited Consolidated Financial
                     Statements                                               8

                             (1) Basis of Presentation                        8

                             (2) Stock-based Compensation                     8

                             (3) Recent Accounting Pronouncements             8

         Item 2

         Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                          10

         Item 3. Quantitative and Qualitative Disclosures About Market
          Risk                                                               14

         Item 4. Controls and Procedures                                     14

Part II - Other Information

         Item 6. Exhibits and Reports on Form 8-K                            14

         Signatures                                                          14

         Certifications of Periodic Report                                   15

                        SUFFOLK BANCORP AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
          (in thousands of dollars except for share and per share data)

                                                                        September 30, 2003   December 31, 2002
                                                                        ------------------   -----------------
ASSETS                                                                       unaudited
Cash & Due From Banks                                                     $        75,718      $        48,000
Federal Funds Sold                                                                 31,800               17,500
Investment Securities:
   Available for Sale, at Fair Value                                              363,733              359,903
   Held to Maturity (Fair Value of $12,930 and $17,643, respectively)
      Obligations of States & Political Subdivisions                                9,911               14,884
      Federal Reserve Bank Stock                                                      638                  638
      Federal Home Loan Bank Stock                                                  1,535                1,361
      Corporate Bonds & Other Securities                                              100                  100
                                                                          ---------------      ---------------
Total Investment Securities                                                       375,917              376,886

Total Loans                                                                       827,607              788,557
         Less:  Allowance for Possible Loan Losses                                  8,559                8,695
                                                                          ---------------      ---------------
Net Loans                                                                         819,048              779,862

Premises & Equipment, Net                                                          22,499               20,437
Accrued Interest Receivable, Net                                                    5,095                5,946
Excess of Cost Over Fair Value of Net Assets Acquired                                 814                  814
Other Assets                                                                       22,123               23,272
                                                                          ---------------      ---------------
    TOTAL ASSETS                                                          $     1,353,014      $     1,272,717
                                                                          ===============      ===============

LIABILITIES & STOCKHOLDERS' EQUITY
Demand Deposits                                                           $       386,594      $       314,714
Saving,  N.O.W. & Money Market Deposits                                           601,299              557,967
Time Certificates of $100,000 or more                                              23,156               23,495
Other Time Deposits                                                               221,467              246,406
                                                                          ---------------      ---------------
     Total Deposits                                                             1,232,516            1,142,582

Dividend Payable on Common Stock                                                    2,079                1,956
Accrued Interest Payable                                                              865                1,335
Other Liabilities                                                                  18,271               18,052
                                                                          ---------------      ---------------
    TOTAL LIABILITIES                                                           1,253,731            1,163,925
                                                                          ---------------      ---------------

STOCKHOLDERS' EQUITY
Common Stock (par value $2.50; 15,000,000 shares authorized;
  10,943,652 and 11,489,481 shares outstanding at
  September 30, 2003 and December 31, 2002, respectively)                          33,858               33,838
Surplus                                                                            19,300               19,230
Treasury Stock at Par (2,599,766 and 2,045,737 shares, respectively)               (6,499)              (5,114)
Undivided Profits                                                                  45,559               52,453
                                                                          ---------------      ---------------
                                                                                   92,218              100,407

Accumulated Other Comprehensive Income, Net of Tax                                  7,065                8,385
                                                                          ---------------      ---------------
    TOTAL STOCKHOLDERS' EQUITY                                                     99,283              108,792

    TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                              $     1,353,014      $     1,272,717
                                                                          ===============      ===============

See accompanying notes to consolidated financial statements.

                        SUFFOLK BANCORP AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
          (in thousands of dollars except for share and per share data)

                                                                      For the Three Months Ended
                                                                 September 30, 2003  September 30, 2002
                                                                 ------------------  ------------------
INTEREST INCOME                                                       unaudited           unaudited
Federal Funds Sold                                                 $           109     $           240
United States Treasury Securities                                              104                 103
Obligations of States & Political Subdivisions (tax exempt)                    148                 138
Mortgage-Backed Securities                                                   2,223               3,234
U.S. Government Agency Obligations                                             963                 766
Corporate Bonds & Other Securities                                              14                  22
Loans                                                                       13,619              15,327
                                                                   ---------------     ---------------
    Total Interest Income                                                   17,180              19,830

INTEREST EXPENSE
Saving, N.O.W & Money Market Deposits                                          777               1,765
Time Certificates of $100,000 or more                                          115                 191
Other Time Deposits                                                          1,332               1,987
Federal Funds Purchased                                                         --                  --
Interest on Other Borrowings                                                     1                  --
                                                                   ---------------     ---------------
   Total Interest Expense                                                    2,225               3,943

    Net-interest Income                                                     14,955              15,887
Provision for Possible Loan Losses                                             180                 360
                                                                   ---------------     ---------------
  Net-interest Income After Provision for Possible Loan Losses              14,775              15,527

OTHER INCOME
Service Charges on Deposit Accounts                                          1,380               1,494
Other Service Charges, Commissions & Fees                                      739                 748
Fiduciary Fees                                                                 312                 282
Net Security Gains                                                             464                  --
Other Operating Income                                                         246                 283
                                                                   ---------------     ---------------
    Total Other Income                                                       3,141               2,807

OTHER EXPENSE
Salaries & Employee Benefits                                                 5,544               5,266
Net Occupancy Expense                                                          668                 730
Equipment Expense                                                              480                 679
Other Operating Expense                                                      2,324               2,416
                                                                   ---------------     ---------------
    Total Other Expense                                                      9,016               9,091

Income Before Provision for Income Taxes                                     8,900               9,243
Provision for Income Taxes                                                   3,533               3,666
                                                                   ---------------     ---------------
NET INCOME                                                         $         5,367     $         5,577
                                                                   ===============     ===============

                             Average: Common Shares Outstanding         10,967,478          11,631,041
                                         Dilutive Stock Options             39,567              43,884
                                                                   ---------------     ---------------
                Average Total Common Shares and Diluted Options         11,007,045          11,674,925

EARNINGS PER COMMON SHARE                                 Basic    $          0.49     $          0.48
                                                        Diluted    $          0.49     $          0.48

See accompanying notes to consolidated financial statements.

                        SUFFOLK BANCORP AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
          (in thousands of dollars except for share and per share data)

                                                                   For the Nine Months Ended
                                                              September 30, 2003  September 30, 2002
                                                              ------------------  ------------------
INTEREST INCOME                                                    unaudited           unaudited
Federal Funds Sold                                              $           191     $           508
United States Treasury Securities                                           312                 367
Obligations of States & Political Subdivisions (tax exempt)                 401                 425
Mortgage-Backed Securities                                                8,059               8,987
U.S. Government Agency Obligations                                        2,614               2,073
Corporate Bonds & Other Securities                                           85                  68
Loans                                                                    42,034              46,584
                                                                ---------------     ---------------
    Total Interest Income                                                53,696              59,012

INTEREST EXPENSE
Saving, N.O.W. & Money Market Deposits                                    3,003               5,202
Time Certificates of $100,000 or more                                       376                 648
Other Time Deposits                                                       4,409               6,792
Federal Funds Purchased                                                      12                   1
Interest on Other Borrowings                                                 33                  --
                                                                ---------------     ---------------
   Total Interest Expense                                                 7,833              12,643

    Net-interest Income                                                  45,863              46,369
Provision for Possible Loan Losses                                          720               1,020
                                                                ---------------     ---------------
  Net-interest Income After Provision                                    45,143              45,349

OTHER INCOME
Service Charges on Deposit Accounts                                       4,280               4,245
Other Service Charges, Commissions & Fees                                 1,858               1,544
Fiduciary Fees                                                              875                 860
Net Security Gains                                                          464                  --
Other Operating Income                                                      929                 693
                                                                ---------------     ---------------
    Total Other Income                                                    8,406               7,342

OTHER EXPENSE
Salaries & Employee Benefits                                             16,330              15,338
Net Occupancy Expense                                                     2,220               2,079
Equipment Expense                                                         1,675               1,900
Other Operating Expense                                                   7,058               6,935
                                                                ---------------     ---------------
    Total Other Expense                                                  27,283              26,252

Income Before Provision for Income Taxes                                 26,266              26,439
Provision for Income Taxes                                               10,429              10,507
                                                                ---------------     ---------------
NET INCOME                                                      $        15,837     $        15,932
                                                                ===============     ===============

                            Average: Common Shares Outstanding       11,105,303          11,703,306
                                        Dilutive Stock Options           38,327              42,023
                                                                ---------------     ---------------
               Average Total Common Shares and Diluted Options       11,143,630          11,745,329

EARNINGS PER COMMON SHARE                                Basic  $          1.43     $          1.36
                                                       Diluted  $          1.42     $          1.36

See accompanying notes to consolidated financial statements.

                        SUFFOLK BANCORP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (in thousands of dollars)

                                                                              For the Nine Months Ended
                                                                        September 30, 2003   September 30, 2002
                                                                        ------------------   ------------------
CASH FLOWS FROM OPERATING ACTIVITIES                                         unaudited            unaudited

NET INCOME                                                                $        15,837      $        15,932

ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH
      Provision for Possible Loan Losses                                              720                1,020
      Depreciation & Amortization                                                   1,635                1,673
      Accretion of Discounts                                                         (284)                (518)
      Amortization of Premiums                                                      3,931                1,574
      Decrease (Increase) in Accrued Interest Receivable                              851                  (56)
      Decrease in Other Assets                                                      1,149                2,105
      Decrease in Accrued Interest Payable                                           (469)              (1,064)
      Increase in Other Liabilities                                                 1,137                   70
      Net Security Gains                                                             (464)                  --
                                                                          ---------------      ---------------
        Net Cash Provided by Operating Activities                                  24,043               20,736

CASH FLOWS FROM INVESTING ACTIVITIES
      Principal Payments on Investment Securities                                  83,030               20,591
      Proceeds from Sale of Investment Securities, Available for Sale              39,109                   --
      Maturities of Investment Securities; Available for Sale                          --                6,000
      Purchases of Investment Securities; Available for Sale                     (131,390)            (105,786)
      Maturities of Investment Securities; Held to Maturity                         8,627                3,510
      Purchases of Investment Securities; Held to Maturity                         (3,827)              (4,391)
      Loan Disbursements & Repayments, Net                                        (39,906)               9,759
      Purchases of Premises & Equipment, Net                                       (3,697)              (7,368)
                                                                          ---------------      ---------------
        Net Cash Used in Investing Activities                                     (48,054)             (77,685)

CASH FLOWS FROM FINANCING ACTIVITIES
      Net Increase in Deposit Accounts                                             89,934               93,080
      Dividends Paid to Shareholders                                               (6,187)              (5,407)
      Treasury Shares Acquired                                                    (17,718)              (6,298)
                                                                          ---------------      ---------------
         Net Cash Provided by Financing Activities                                 66,029               81,375

        Net Increase in Cash & Cash Equivalents                                    42,018               24,426
           Cash & Cash Equivalents Beginning of Period                             65,500               78,526
                                                                          ---------------      ---------------
           Cash & Cash Equivalents End of Period                          $       107,518      $       102,952
                                                                          ===============      ===============

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

The results of operations for the three months ended September 30, 2003 are not necessarily indicative of the results of operations to be expected for the remainder of the year.

(2) Stock-based Compensation

At September 30, 2003, Suffolk had one stock-based employee compensation plan. Suffolk accounts for that plan under the recognition and measurement principles of APB 25, "Accounting for Stock Issued to Employees," and related interpretations. No stock-based employee compensation costs are reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant.

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 148 "Accounting for Stock-Based Compensation --Transition and Disclosure" in December 2002. SFAS No. 148 amends the disclosure and certain transition provisions of Statement of Financial Accounting Standards No. 123 "Accounting for Stock Based Compensation" ("SFAS No. 123"). The new disclosure provisions are effective for financial statements for fiscal years ending after December 15, 2002 and for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002.

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


----------------------------------------------------------------------------------------------------
 Quarter ended September 30,                                                     2003        2002
----------------------------------------------------------------------------------------------------
    Net income (in thousands)                       As reported                $  5,367     $ 5,577
                                    Stock-based compensation
                                    costs determined under fair
                                    value method for all awards                $     10     $     7
                                                      pro-forma                $  5,357     $ 5,570
   Earnings per share (Basic)                       As reported                $   0.49     $  0.48
                                                      pro forma                $   0.49     $  0.48
 Earnings per share (Diluted)                       As reported                $   0.49     $  0.48
                                                      pro-forma                $   0.49     $  0.48
====================================================================================================

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

(3) Recent Accounting Pronouncements

Suffolk implemented SFAS No. 142, "Goodwill and Other Intangible Assets" on January 1, 2002. As of September 30, 2003, the balance of excess cost over the fair value of net assets acquired recorded on Suffolk's statement of condition was $814,000. During the third quarter of 2003, Suffolk determined that there was no impairment of the goodwill recorded on its books and no expense was recorded.

Suffolk adopted FASB Interpretation 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others," on January 1, 2003. FIN 45 requires a guarantor entity, at the inception of a guarantee covered by the measurement provisions of the interpretation, to record a liability for the fair value of the obligation undertaken in issuing the guarantee. Suffolk has financial and performance letters of credit. Financial letters of credit require Suffolk to make payment if the customer's financial condition deteriorates, as defined in the agreements. Performance letters of credit require Suffolk to make payments if the customer fails to perform certain non-financial contractual obligations. Suffolk previously did not record a liability when guaranteeing obligations unless it became probable that Suffolk would have to perform under the guarantee. FIN 45 applies prospectively to guarantees Suffolk issues or modifies subsequent to December 31, 2002. The maximum potential undiscounted amount of future payments of these letters of credit as of September 30, 2003 is $6,290,000 and they expire as follows:

--------------------------------------------------------------------------------
                              2003     $1,719,000
                              2004      3,097,000
                              2005        895,000
                              2006        478,000
                              2007        101,000
--------------------------------------------------------------------------------
                                       $6,290,000
================================================================================

Amounts due under these letters of credit would be reduced by any proceeds that Suffolk would be able to obtain in liquidating the collateral for the loans, which varies depending on the customer. The valuation of the allowance for loan losses includes a provision of $9,435 for possible loan losses based on the letters of credit outstanding on September 30, 2003.

In January 2003, the FASB issued FASB Interpretation 46 ("FIN 46"), "Consolidation of Variable Interest Entities." FIN 46 clarifies the application of Accounting Research Bulletin 51, "Consolidated Financial Statements," for certain entities that do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest ("variable interest entities"). Variable interest entities within the scope of FIN 46 will be required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity's expected losses, receives a majority of its expected returns, or both. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. Suffolk has determined the adoption of the provisions of FIN 46 do not materially impact its financial condition or results of operations.

In April 2003, the FASB issued SFAS No. 149 "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS No. 149"). SFAS No. 149 is generally effective for contracts entered into or modified after September 30, 2003 and for hedging relationships designated after September 30, 2003. All provisions of this Statement shall be applied prospectively. Based on current business operations, management expects that the provisions of SFAS No. 149 will not materially impact Suffolk's financial condition, results of operations, or disclosures.

In May 2003, the FASB issued SFAS No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS No. 150"). SFAS No. 150 is generally effective for financial instruments entered into or modified after May 31, 2003, and otherwise effective at the beginning of the first interim period beginning after June 15, 2003. Based on current business operations, management has determined that the provisions of SFAS No. 150 do not materially impact Suffolk's financial condition, results of operations, or disclosures.

                                     Item 2.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
          For the Three-Month Periods ended September 30, 2003 and 2002

Net Income

Net income was $5,367,000 for the quarter, down 3.8 percent from $5,577,000 posted during the same period last year. Earnings per share for the quarter were $0.49 versus $0.48, a gain of 2.1 percent.

Interest Income

Interest income was $17,180,000 for the third quarter of 2003, down 13.4 percent from $19,830,000 posted for the same quarter in 2002. Average net loans during the third quarter of 2003 totaled $809,451,000 compared to $780,796,000 for the same period of 2002. During the third quarter of 2003, the yield was 5.71 percent (taxable-equivalent) on average earning assets of $1,208,383,000 down from 6.82 percent on average earning assets of $1,167,019,000 during the third quarter of 2002. Decreases in interest income were attributable primarily to a decrease in interest income on loans and a decrease in interest income on mortgage-backed securities.

Interest Expense

Interest expense for the third quarter of 2003 was $2,225,000, down 43.6 percent from $3,943,000 for the same period of 2002. During the third quarter of 2003, the cost of funds was 1.07 percent (taxable-equivalent) on average interest-bearing liabilities of $828,526,000 down from 1.94 percent on average interest-bearing liabilities of $813,798,000 during the third quarter of 2002. Interest expense decreased primarily as a result of decreases in market rates of interest, and as average demand deposits comprised 31.1 percent of total average deposits.

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

Net Interest Income

Net interest income, before the provision for possible loan losses, is the largest component of Suffolk's earnings. It was $14,955,000 for the third quarter of 2003, down 5.9 percent from $15,887,000 during the same period of 2002. The net interest margin for the quarter, on a fully taxable-equivalent basis, was 4.97 percent compared to 5.47 percent for the same period of 2002.

The following table details the components of Suffolk's net interest income on a taxable-equivalent basis: (in thousands of dollars)

---------------------------------------------------------------------------------------------------------------------------
September 30,                                                      2003                                2002
---------------------------------------------------------------------------------------------------------------------------
                                                    Average                  Average    Average                 Average
                                                    Balance     Interest      Rate      Balance      Interest     Rate
---------------------------------------------------------------------------------------------------------------------------
INTEREST-EARNING ASSETS
---------------------------------------------------------------------------------------------------------------------------
U.S. Treasury securities                           $    9,928   $      106     4.27%   $    9,783   $      106     4.34%
Collateralized mortgage obligations                   227,349        2,125     3.74       231,157        3,141     5.43
Mortgage backed securities                             12,251           99     3.22         8,251           93     4.53
Obligations of states and political subdivisions       15,514          216     5.58        14,113          210     5.95
U.S. govt. agency obligations                          90,032          963     4.28        65,199          766     4.70
Corporate bonds and other securities                    2,272           14     2.48         2,099           22     4.11
Federal funds sold and securities purchased
     under agreements to resell                        41,585          109     1.05        55,621          240     1.73
Loans, including non-accrual loans
  Commercial, financial & agricultural loans          158,561        2,113     5.33       127,406        2,048     6.43
  Commercial real estate mortgages                    203,839        3,508     6.88       184,153        3,847     8.36
  Real estate construction loans                       35,081          886    10.10        33,715          788     9.35
  Residential mortgages (1st and 2nd liens)           106,239        1,320     4.97        91,086        1,638     7.19
  Home equity loans                                    55,043          727     5.28        35,029          514     5.87
  Consumer loans                                      247,730        5,065     8.18       305,891        6,492     8.49
  Other loans (overdrafts)                              2,959           --       --         3,516           --       --
---------------------------------------------------------------------------------------------------------------------------
Total interest-earning assets                      $1,208,383   $   17,251     5.71%   $1,167,019   $   19,905     6.82%
===========================================================================================================================
Cash and due from banks                            $   50,223                          $   47,776
Other non-interest-earning assets                      55,262                              43,369
---------------------------------------------------------------------------------------------------------------------------
Total assets                                       $1,313,868                          $1,258,164

---------------------------------------------------------------------------------------------------------------------------
INTEREST-BEARING LIABILITIES
---------------------------------------------------------------------------------------------------------------------------
Saving, N.O.W. and money market deposits           $  580,024   $      778     0.54%   $  533,751   $    1,765     1.32%
Time deposits                                         248,502        1,447     2.33       280,047        2,179     3.11
---------------------------------------------------------------------------------------------------------------------------
Total saving and time deposits                        828,526        2,225     1.07       813,798        3,944     1.94
Federal funds purchased and securities
     sold under agreement to repurchase                    --           --       --            --           --       --
Other borrowings                                           --           --       --            --           --       --
---------------------------------------------------------------------------------------------------------------------------
Total interest-bearing liabilities                 $  828,526   $    2,225     1.07%   $  813,798   $    3,944     1.94%
===========================================================================================================================

Rate spread                                                                    4.64%                               4.88%
Non-interest-bearing deposits                      $  373,826                          $  334,679
Other non-interest-bearing liabilities                 17,336                               6,826
---------------------------------------------------------------------------------------------------------------------------
Total liabilities                                  $1,219,688                          $1,155,303
Stockholders' equity                                   94,180                             102,861
---------------------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity         $1,313,868                          $1,258,164

Net-interest income (taxable-equivalent basis)
     and effective interest rate differential                   $   15,026     4.97%                $   15,961     5.47%
Less: taxable-equivalent basis adjustment                              (71)                                (74)
---------------------------------------------------------------------------------------------------------------------------
Net-interest income                                             $   14,955                          $   15,887
===========================================================================================================================

Other Income

Other income increased to $3,141,000 for the three months compared to $2,807,000 the previous year. Service charges on deposits were down 7.6 percent. Service charges, including commissions and fees other than for deposits, decreased by
1.2 percent. Trust revenue was up 10.6 percent. Other operating income decreased by 13.1 percent. Net gains on the sale of securities amounted to $464,000.

Other Expense

Other expense for the third quarter of 2003 was $9,016,000, down .8 percent from $9,091,000 for the comparable period in 2002. Employee compensation increased by
5.3 percent, net occupancy decreased 8.5 percent, equipment expense decreased by
29.3 percent, and other operating expense decreased by 3.8 percent.

Capital Resources

Stockholders' equity totaled $99,283,000 on September 30, 2003, a decrease of
8.7 percent from $108,792,000 on December 31, 2002. The ratio of equity to assets was 7.3 percent at September 30, 2003 and 8.5 percent at December 31, 2002. The decrease was primarily attributable to substantial repurchases of common shares during the period, as well as regular cash dividends, offset by net income. The following table details amounts and ratios of Suffolk's regulatory capital: (in thousands of dollars except ratios)

-------------------------------------------------------------------------------------------------------------------------
                                                                                                  To be well capitalized
                                                                           For capital           under prompt corrective
                                                  Actual                     adequacy               action provisions
                                           Amount        Ratio          Amount       Ratio          Amount       Ratio
-------------------------------------------------------------------------------------------------------------------------
As of September 30, 2003
Total Capital (to risk-weighted assets)   $ 99,840       10.68%        $ 74,786        8.00%       $ 93,483       10.00%
Tier 1 Capital (to risk-weighted assets)    91,281        9.76%          37,393        4.00%         56,090        6.00%
Tier 1 Capital (to average assets)          91,281        6.95%          52,517        4.00%         65,647        5.00%
=========================================================================================================================
As of December 31, 2002

Total Capital (to risk-weighted assets)   $117,251       13.39%        $ 70,079        8.00%       $ 87,599       10.00%
Tier 1 Capital (to risk-weighted assets)   108,556       12.39%          35,039        4.00%         52,559        6.00%
Tier 1 Capital (to average assets)         108,556        8.77%          49,490        4.00%         61,863        5.00%
=========================================================================================================================

The following table details repurchases of common stock during the third quarter of 2003:

--------------------------------------------------------------------------------------------------
    Period ending      Total shares repurchased     Average price per share      Aggregate cost
--------------------------------------------------------------------------------------------------
  September 30, 2003            82,729                      $ 33.72                $ 2,789,611
==================================================================================================

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

The following table presents information about the allowance for possible loan losses: (in thousands of dollars except for ratios)

-----------------------------------------------------------------------------------------------------------------
                                                         For the             For the three months ended
                                                         last 12    Sept. 30     June 30     Mar. 31     Dec. 31
                                                          months        2003        2003        2003        2002
-----------------------------------------------------------------------------------------------------------------
Allowance for possible loan losses
  Beginning balance                                     $  9,076    $  8,704    $  8,552    $  8,695    $  9,076
   Total charge-offs                                       2,334         544         404         561         825
   Total recoveries                                          737         219         286         148          84
   Provision for possible loan losses                      1,080         180         270         270         360
-----------------------------------------------------------------------------------------------------------------
  Ending  balance                                       $  8,559    $  8,559    $  8,704    $  8,552    $  8,695
=================================================================================================================
Coverage ratios
  Loans, net of discounts: average                      $792,678    $809,451    $809,908    $781,474    $769,877
                        at end of period                 810,623     827,607     823,551     802,777     788,557
  Non-performing assets                                    1,387       1,038       1,480       1,272       1,758
  Non-performing assets/total loans (net of discount)       0.17%       0.13%       0.18%       0.16%       0.22%
  Net charge-offs/average net loans (annualized)            0.20%       0.16%       0.06%       0.21%       0.38%
  Allowance/non-accrual, restructured, & OREO             644.90%     824.57%     588.11%     672.33%     494.60%
  Allowance for loan losses/net loans                       1.06%       1.03%       1.06%       1.07%       1.10%
=================================================================================================================

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

                                     Item 4.

Controls and Procedures

Suffolk's Chief Executive Officer and Chief Financial Officer (collectively, the "Certifying Officers") are responsible for establishing and maintaining disclosure controls and procedures as defined in Rules 13a-15(e) of the Securities Exchange Act of 1934 for Suffolk. Based upon their evaluation of these controls and procedures as of September 30, 2003, the Certifying Officers have concluded that Suffolk's disclosure controls and procedures are effective.

In addition, there has been no significant change in Suffolk's internal controls over financial reporting that occurred during Suffolk's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, Suffolk's internal controls over financial reporting.

                                     PART II

                                     Item 6.
                        Exhibits and Reports on Form 8-K

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

Current Report on Form 8-K - October 15, 2003 - Press Release of October 15, 2003, "Suffolk Bancorp Announces Third Quarter Earnings" - Earnings release for the three months ended September 30, 2003.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 SUFFOLK BANCORP


Date: November 7, 2003                  /s/ Thomas S. Kohlmann
                                        ----------------------
                                        Thomas S. Kohlmann
                                        President & Chief Executive Officer


Date: November 7, 2003                  /s/ J. Gordon Huszagh
                                        ---------------------
                                        J. Gordon Huszagh
                                        Executive Vice President & Chief
                                        Financial Officer