Form 10-K
period 2003-12-31
SUFFOLK BANCORP
filed 2004-03-12
CIK 754673

[PHOTO]

                            [LOGO OF SUFFOLK BANCORP]
                         2002 ANNUAL REPORT on FORM 10-K

[PHOTO]                                   On The Cover

                                          Porpoise Channel to
                                          Stony Brook Harbor on
                                          Long Island's North Shore

Porpoise Channel and Stony Brook Harbor divide the Townships of Brookhaven (to the east, or left, of the channel) and Smithtown (to the right, or west, of the channel). SCNB currently maintains seven offices in Brookhaven Town and two in
Smithtown: one in the Village of the Branch, and one in Hauppauge. Each is located in the sweep of land beyond the harbor. This township and points west represent new opportunities for SCNB in lending, deposits, and other financial services to compliment our traditional markets on Eastern Long Island.

Corporate Profile ..........................................................1
Financial Highlights .......................................................1
To Our Shareholders ........................................................2
Price Range of Common Stock and Dividends ..................................4
Summary of Selected Financial Data .........................................4
Management's Discussion and Analysis of Financial Condition and
   Results of Operations ...................................................5
Summary of Recent Developments and Current Trends ..........................5
Suffolk's Business .........................................................5
General Economic Conditions ................................................6
Results of Operations ......................................................6
Net Income .................................................................6
Net Interest Income ........................................................6
Average Assets, Liabilities, and Stockholders' Equity, Rate
   Spread, and Effective Interest Rate Differential ........................7
Analysis of Changes in Net Interest Income .................................8
Interest Income ............................................................8
Investment Securities ......................................................8
Loan Portfolio .............................................................9
Non-Performing Loans ......................................................10
Summary of Loan Losses and Allowance for Loan Losses ......................10
Interest Expense ..........................................................11
Deposits ..................................................................11
Short-Term Borrowings .....................................................12
Other Income ..............................................................12
Other Expense .............................................................12
Interest Rate Sensitivity .................................................12
Market Risk ...............................................................13
Interest Rate Risk ........................................................13
Asset/Liability Management & Liquidity ....................................14
Off Balance-Sheet Obligations .............................................14
Capital Resources .........................................................14
Risk-Based Capital and Leverage Guidelines ................................15
Discussion of New Accounting Pronouncements ...............................15
Critical Accounting Policies, Judgments, and Estimates ....................16
Business Risks and Uncertainties ..........................................17
Consolidated Statements of Condition ......................................18
Consolidated Statements of Income .........................................19
Consolidated Statements of Changes in Stockholders' Equity ................20
Consolidated Statements of Cash Flows .....................................21
Notes to Consolidated Financial Statements ................................22
Report of Independent Public Accountants ..................................35
Report of Management ......................................................35
Annual Report on Form 10-K ................................................36
Certifications of Periodic Report .........................................36
Directors and Officers -- Suffolk Bancorp .................................45
Directors and Officers --  Suffolk County National Bank ...................46
Directory of Offices and Departments ......................................48

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

                              Financial Highlights

                    (dollars in thousands, except ratios, share, and per-share information)
-------------------------------------------------------------------------------------------
                                            December 31,              2003          2002
-------------------------------------------------------------------------------------------
EARNINGS FOR THE YEAR                                Net income   $    21,336   $    21,269
                                            Net interest income        61,194        62,340
                                           Net income-per-share          1.92          1.82
                                       Cash dividends-per-share          0.76          0.68
-------------------------------------------------------------------------------------------
BALANCES AT YEAR END                                     Assets   $ 1,328,757   $ 1,272,717
                                                      Net loans       830,510       779,862
                                          Investment securities       390,830       376,886
                                                       Deposits     1,187,496     1,142,582
                                                         Equity       100,170       108,793
                                             Shares outstanding    10,949,283    11,489,481
                                    Book value per common share   $      9.15   $      9.47
-------------------------------------------------------------------------------------------
RATIOS                                 Return on average equity         21.93%        21.12%
                                       Return on average assets          1.64          1.72
                               Average equity to average assets          7.50          8.13
                        Net interest margin (taxable-equivalent)         5.13          5.45
                                               Efficiency ratio         49.91         49.36
                           Net charge-offs to average net loans          0.13          0.19
-------------------------------------------------------------------------------------------

   Suffolk Bancorp Annual Meeting                         Trading                               Independent Auditors
  Tuesday, April 13, 2004, 1:00 P.M.         Suffolk Bancorp's common stock is                   Grant Thornton LLP
    Suffolk County National Bank         traded over-the-counter, and is listed on              Two Commerce Square
       Administrative Center                 the NASDAQ National Market System                       Suite 3100
            Lower Level                           under the symbol "SUBK."                       2001 Market Street
      Four West Second Street                                                            Philadelphia, Pennsylvania 19103
        Riverhead, New York                     Registrar and Transfer Agent
                                          Any questions about the registration or                 General Counsel
         S.E.C. Form 10-K                    transfer of shares, the payment,               Smith, Finkelstein, Lundberg,
 The Annual Report to the Securities        reinvestment, or direct deposit of                    Isler & Yakaboski
  and Exchange Commission on Form              dividends can be answered by:                     456 Griffing Avenue
 10-K and documents incorporated by                                                           Riverhead, New York 11901
  reference can be obtained, without             American Stock Transfer
 charge, by writing to the Secretary,                   & Trust Co.                      FDIC Rules and Regulations, Part
Suffolk Bancorp, 4 West Second Street,                59 Maiden Lane                                  350.4(d)
 Riverhead, New York 11901, or call              New York, New York 10038             This statement has not been reviewed,
(631) 727-5667, fax to (631) 727-3214,                1-800-937-5449                 or confirmed for accuracy or relevance,
            or e-mail to                                                                 by the Federal Deposit Insurance
     invest@suffolkbancorp.com                                                                       Corporation.

Dear Shareholder:

The year 2003 was successful for Suffolk Bancorp and for its wholly owned subsidiary, Suffolk County National Bank.

Net income was $21,336,000, up 0.3 percent from last year. Earnings-per-share were $1.92 compared to $1.82, an increase of 5.5 percent. Net interest income decreased by 1.8 percent to $61,194,000 from $62,340,000. Income other than from interest increased by 12.3 percent, to $11,310,000 from $10,073,000. Expense other than for interest increased by 1.2 percent, to $36,190,000 from $35,744,000. Our efficiency ratio was stable from year to year at 49.91 percent compared to 49.36 percent. Return on assets decreased slightly to 1.64 percent from 1.72 percent. Finally, our return on average common equity increased to
21.93 percent from 21.12 percent.

We are pleased with these results, particularly in light of the challenges we and others in the industry faced during the past year. Central to understanding Suffolk's performance are interest rates, which remained at historic lows throughout the year. This means that older, higher yielding loans and securities have amortized or paid off, and those funds have been reinvested at today's lower rates. On the other side of the ledger, rates on the deposits that fund our loans and investments have also dropped, but by less than rates on loans and investments primarily because rates are so low in absolute terms. Although this put pressure on our net interest margin, we have actually been able to achieve a slight increase in return on average equity, to 21.93 percent for the year, and to improve earnings-per-share over the same period a year ago.

Management and your Board of Directors are responsive as a matter of habit and practice. This is true not only from a strategic point of view, where we remain alert to the dynamics of our market and modify our game plan in response, but also from the point of view of our customers, by listening to what they have to say to us about their needs and desires, and using that insight to put ourselves first in line to serve them.

Key to maintaining our performance was close management of the balance sheet. First, we have redirected the flow of cash from our consumer portfolio, comprised primarily of indirect automobile paper, to our commercial and commercial real estate and investment portfolios. While historically profit-able, consumer loans have come under increasing pressure with regard to both rate and volume in the face of the incentive programs of the major manufac-turers. Times change, and we believe that this is a structural rather than cyclical development. We expect that our consumer loan balances will continue to decline.

However, during 2003, commercial credits extended to professionals and small and middle-market businesses, as well as home equity loans, more than made up for that decline. This is another area in which it pays to be responsive. As the banking industry consolidates into fewer and fewer institutions, this has offered Suffolk with increased opportunity because we have been able to provide small entrepreneurs and companies that cannot utilize the capital markets with the credit they need to help their businesses grow. Unlike the financial behemoths, we have not developed centralized decision-making that is remote from our customers. The needs of our customers come first, and in a pinch, we can underwrite a loan, make a decision, and set up a closing date before a major regional or money center bank has even asked about the details of the customer's request. In fact, one of our current initiatives has been to assign lenders specifically to support our branch office managers in generating new loans in their community, staying as close to the customer as we can. While we expect that residential lending will slow during the year to come, we remain optimistic for commercial loans and new mortgages as the economy recovers.

We also responded to opportunities to expand both personal and commercial demand deposits, while we have allowed more expensive time deposits to decline. Demand deposits increased 15.7 percent year to year, while more expensive time deposits of less than $100,000 declined by 13.2 percent.

What has allowed earnings-per-share to outpace net income was our ongoing program of capital management which applies leverage to our investment by means of the selective repurchase of shares, while maintaining our "well-capitalized" status with regulatory agencies. During the year we repurchased approximately 5 percent of the shares outstanding at the beginning of 2003.

Non-interest income continues to grow both in dollars and as a percentage of total revenues (from 9.1 percent five years ago to 13.7 percent last year) and net interest income (from 14.5 percent five years ago to 18.5 percent last year). We hope to continue to diversify our sources of revenue going forward.

Finally, further control of expenses also contributed to profitability. While average assets increased by 4.8 percent from year to year, non-interest expense increased by only 1.2 percent. Net charge-offs remained below industry averages, at 13 basis points of average net loans.

Our basic business model is sound, and has been throughout our 114-year history as it has evolved to respond to changing times, changing markets, and changing opportunities. We have been able to prosper in an unusual environment by following that comparatively straightforward and uncomplicated business plan, year in and out. We take the long view of the big picture, and make an ongoing series of incremental adjustments to improve performance, while avoiding dramatic gestures which grab headlines but are of questionable outcome over time. Our commitment is to build shareholder value for the long run, consistently, one dollar at a time.

Please take some time to study Management's Discussion and Analysis of Financial Condition and Results of Operations, which starts on page 5.

                                             Sincerely,


                                             /s/ Thomas S. Kohlmann
                                             ----------------------------------
                                             Thomas S. Kohlmann
                                             President & Chief Executive Officer

                    PRICE RANGE OF COMMON STOCK AND DIVIDENDS

Suffolk's common stock is traded in the over-the-counter market, and is quoted on the NASDAQ National Market System under the symbol "SUBK." Following are quarterly high and low prices of Suffolk's common stock as reported by NASDAQ.

-------------------------------------------------------------------------------------------
     2003         High     Low    Dividends         2002         High      Low    Dividends
-------------------------------------------------------------------------------------------
First Quarter    $33.09   $30.75    $0.19      First Quarter    $29.60   $26.50     $0.17
Second Quarter    34.73    29.40     0.19      Second Quarter    37.60    28.50      0.17
Third Quarter     37.00    31.07     0.19      Third Quarter     36.40    28.25      0.17
Fourth Quarter    37.58    32.25     0.19      Fourth Quarter    36.11    30.50      0.17
-------------------------------------------------------------------------------------------

At February 1, 2004, there were approximately 1,900 equity holders of record and approximately 1,600 beneficial shareholders of the Company's common stock.

                       SUMMARY OF SELECTED FINANCIAL DATA

FIVE-YEAR SUMMARY: (dollars in thousands except per-share amounts)
---------------------------------------------------------------------------------------------------------------------------
For the years                                              2003          2002          2001           2000          1999
---------------------------------------------------------------------------------------------------------------------------
Interest income                                         $    70,995   $    78,428   $    79,565   $    76,853   $    67,908
Interest expense                                              9,801        16,088        24,342        24,348        21,121
---------------------------------------------------------------------------------------------------------------------------
Net interest income                                          61,194        62,340        55,223        52,505        46,787
Provision for loan losses                                       932         1,380         1,544         1,200         1,070
---------------------------------------------------------------------------------------------------------------------------
Net interest income after provision                          60,262        60,960        53,679        51,305        45,717
Other income                                                 11,310        10,073         9,548         7,788         6,771
Other expense                                                36,190        35,744        32,307        31,977        30,789
---------------------------------------------------------------------------------------------------------------------------
Income before income taxes                                   35,382        35,289        30,920        27,116        21,699
Provision for income taxes                                   14,046        14,020        12,235        10,884         8,570
---------------------------------------------------------------------------------------------------------------------------
Net Income                                              $    21,336   $    21,269   $    18,685   $    16,232   $    13,129
===========================================================================================================================
BALANCE AT DECEMBER 31:
Federal funds sold                                      $     4,300   $    17,500   $    17,600   $     3,700   $        --
Investment securities -- available for sale                 376,189       359,903       241,061       149,186       132,484
Investment securities -- held to maturity                    14,641        16,983        13,559        16,785        32,886
---------------------------------------------------------------------------------------------------------------------------
Total investment securities                                 390,830       376,886       254,620       165,971       165,370
Net loans                                                   830,510       779,862       787,285       768,248       720,255
Total assets                                              1,328,757     1,272,717     1,164,947     1,049,580       980,799
Total deposits                                            1,187,496     1,142,582     1,051,712       942,436       877,303
Other borrowings                                             20,000            --            --            --        13,500
Stockholders' equity                                    $   100,170   $   108,793   $    96,837   $    88,053   $    77,334
---------------------------------------------------------------------------------------------------------------------------
SELECTED FINANCIAL RATIOS:
Performance:
Return on average equity                                      21.93%        21.12%        20.55%        20.42%        17.91%
Return on average assets                                       1.64          1.72          1.73          1.60          1.41
Net interest margin (taxable-equivalent)                       5.13          5.45          5.62          5.84          5.66
Efficiency ratio                                              49.91         49.36         49.88         53.04         57.49
Average equity to average assets                               7.50          8.13          8.41          7.86          7.87
Dividend pay-out ratio                                        38.74         34.70         33.89         33.41         37.48
Asset quality:
Non-performing assets to total loans, net of discount          0.22          0.22          0.25          0.35          0.22
Non-performing assets to total assets                          0.14          0.14          0.17          0.26          0.16
Allowance to non-performing assets                           470.09        494.60        448.42        287.00        451.55
Allowance to loans, net of discount                            1.02          1.10          1.11          1.00          1.00
Net charge-offs to average net loans                           0.13          0.19          0.06          0.10          0.11
---------------------------------------------------------------------------------------------------------------------------
PER-SHARE DATA:
Net income (basic)                                             1.92          1.82          1.58          1.35          1.08
Cash dividends                                                 0.76          0.68          0.56          0.46          0.42
Book value at year-end                                         9.15          9.47          8.23          7.39          6.39
Highest market value                                          37.58         39.60         29.13         15.69         14.50
Lowest market value                                           29.40         26.50         15.13         12.82         11.44
Average shares outstanding                               11,055,897    11,657,984    11,822,452    12,015,912    12,137,556
---------------------------------------------------------------------------------------------------------------------------
Number of full-time-equivalent employees                        377           391           381           388           389
Number of branch offices                                         26            27            26            26            26
Number of automatic teller machines                              24            23            20            20            18
===========================================================================================================================

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

The discussion that follows analyzes Suffolk Bancorp's ("Suffolk") operations for each of the past three years and its financial condition as of December 31, 2003 and 2002, respectively. Selected tabular data are presented for each of the past five years.

                Summary of Recent Developments and Current Trends

Suffolk Bancorp is a one-bank holding company engaged in the commercial banking business through Suffolk County National Bank, a full service commercial bank headquartered in Riverhead, New York. "SCNB" is Suffolk Bancorp's wholly owned subsidiary. Organized in 1890, Suffolk County National Bank is the second largest independent commercial bank headquartered on Long Island, with 26 offices in Suffolk County, New York.

Recent Developments

Interest rates remained at historic lows throughout the year. This put pressure on Suffolk's net interest margin, which declined to 5.13 percent from 5.45 percent, year to year.

Return on average equity increased slightly, to 21.93 percent for the year from
21.12 percent during 2002, and earnings-per-share improved over the same period a year ago to $1.92 from $1.82 during 2002.

Key to maintaining performance was close management of the balance sheet. Steps included:

     o Redirecting flow of investment from the consumer portfolio, comprised primarily of indirect automobile paper to the commercial and commercial real estate portfolios.

     o Pursuing ongoing program of capital management which applies leverage to shareholders' investment by means of the selective repurchase of shares, while maintaining 'well-capitalized'status with regulatory agencies. During the year, Suffolk repurchased approximately 5 percent of the shares outstanding at the beginning of 2003.

     o Continuing emphasis on both personal and commercial demand deposits, while allowing more expensive time deposits to decline. Demand deposits increased 15.7 percent year to year, while time deposits of less than $100,000 declined by 13.2 percent.

     o Further controlling expenses to maintain profitability: average assets increased by 4.8 percent from year to year, non-interest expense increased by 1.2 percent.

Net loan charge-offs remained below industry averages, at 13 basis points of average net loans.

Current Trends

     o Consumer loans have come under increasing pressure with regard to both rate and volume in the face of the incentive programs of the major manufacturers.

     o Commercial credits extended to professionals, and small and middle-market businesses, as well as home equity loans, have more than made up for that decline.

                               Suffolk's Business

Nearly all of Suffolk's business is to provide banking services to its commercial and retail customers in Suffolk County, on Long Island, New York. Suffolk is a one-bank holding company. Its banking subsidiary, Suffolk County National Bank (the "Bank"), operates 26 full-service offices in Suffolk County, New York. It offers a full line of domestic, retail, and commercial banking services, and trust services. The Bank's primary lending area includes all of Suffolk County, New York. The Bank also makes loans for automobiles in Nassau and

Queens Counties, New York. The Bank serves as an indirect lender to the customers of many automobile dealers. The Bank also lends to small manufacturers, wholesalers, builders, farmers, and retailers, and finances dealers' inventory. The Bank makes loans secured by real estate, including residential mortgages, of which most are sold to investors; real estate construction loans; and loans that are secured by commercial real estate and float with the prime rate, which are retained in the Bank's portfolio. The Bank offers both fixed and floating rate second mortgage loans with a variety of plans for repayment.

Other investments are made in short-term United States Treasury debt, high quality obligations of municipalities in New York State, issues of agencies of the United States government, collateralized mortgage obligations, mortgage-backed securities, and stock in the Federal Reserve Bank and the Federal Home Loan Bank of New York, required as a condition of membership.

The Bank finances most of its activities with deposits, including demand, saving, N.O.W., and money market accounts, as well as term certificates. To a much lesser degree, it relies on other short-term sources of funds, including interbank, overnight loans, and, when needed, sale-repurchase agreements.

                           General Economic Conditions

The economy on Long Island stabilized and started to expand slightly during 2003. During the year, interest rates remained at 40-year lows. Volatility in some share prices in the stock market continued, but equities gained substantially after three years of declines. Demand for finance, information, transportation, and tourism appeared to recover somewhat, and employment was relatively stable in the region. Long Island has a highly educated and skilled work force and a diverse industrial base. It is adjacent to New York City, one of the world's largest centers of distribution and a magnet for finance and culture. The island's economic cycles vary from those of the national economy. In general, Long Island's economy seems to have been more stable than the national economy, owing in part to its comparative diversity, although reliable and accurate data are difficult to develop.

                              Results of Operations

                                   Net Income

Net income was $21,336,000 compared to $21,269,000 last year and $18,685,000 in 2001. These figures represent increases of .3 percenst and 13.8 percent, respectively. Basic earnings-per-share were $1.92, compared to $1.82 last year and $1.58 in 2001.

                               Net Interest Income

Net interest income during 2003 was $61,194,000, down 1.8 percent from $62,340,000 in 2002, which was up 12.9 percent from $55,223,000 in 2001. Net interest income is the most important part of the net income of Suffolk. The effective interest rate differential, on a taxable-equivalent basis, was 5.13 percent in 2003, 5.45 percent during 2002, and 5.62 percent in 2001. Average rates on average interest-earning assets decreased to 5.95 percent in 2003 from
6.84 percent in 2002, and 8.08 percent in 2001. Average rates on average interest-bearing liabilities decreased to 1.19 percent in 2003 from 2.01 percent in 2002, and 3.50 percent in 2001. The interest rate differential decreased slightly in 2003 from 2002 and 2001. Demand deposits remained a significant source of funds as a percentage of total liabilities.

  Average Assets, Liabilities, Stockholders' Equity, Rate Spread, and Effective
           Interest Rate Differential (on a taxable-equivalent basis)

The following table illustrates the average composition of Suffolk's statement of condition. It presents an analysis of net interest income on a taxable-equivalent basis, listing each major category of interest-earning assets and interest-bearing liabilities, as well as other assets and liabilities:
(dollars in thousands)

------------------------------------------------------------------------------------------------------------------
Year ended December 31,                                         2003                             2002
------------------------------------------------------------------------------------------------------------------
                                                   Average               Average     Average               Average
                                                   Balance    Interest     Rate      Balance    Interest     Rate
------------------------------------------------------------------------------------------------------------------
Interest-earning assets
------------------------------------------------------------------------------------------------------------------
U.S. Treasury securities                         $    9,960    $   424    4.26%    $    9,958    $   481    4.83%
Collateralized mortgage obligations                 244,547      9,936    4.06        215,506     11,651    5.41
Mortgage-backed securities                           12,871        460    3.57          9,928        492    4.95
Obligations of states & political subdivisions       14,397        837    5.81         14,730        862    5.85
U.S. government agency obligations                   85,743      3,691    4.30         74,052      2,895    3.91
Corporate bonds & other securities                    2,190         94    4.29          2,057         84    4.09
Federal funds sold & securities purchased
   under agreements to resell                        20,365        221    1.09         42,674        707    1.66
Loans, including non-accrual loans
   Commercial, financial & agricultural loans       158,950      8,504    5.35        132,841      8,427    6.34
   Commercial real estate mortgages                 200,829     14,794    7.37        177,543     14,876    8.38
   Real estate construction loans                    36,892      3,332    9.03         33,253      3,144    9.46
   Residential mortgages (1st and 2nd liens)        102,128      7,125    6.98         90,003      6,989    7.77
   Home equity loans                                 52,489      2,798    5.33         35,224      2,101    5.97
   Consumer loans                                   253,126     19,060    7.53        308,401     26,023    8.44
   Other loans                                        3,016         --      --          4,256         --      --
------------------------------------------------------------------------------------------------------------------
Total interest-earning assets                    $1,197,503    $71,276    5.95%    $1,150,426    $78,732    6.84%
==================================================================================================================
Cash & due from banks                            $   50,241                        $   50,512
Other non-interest-earning assets                    50,105                            37,533
------------------------------------------------------------------------------------------------------------------
Total assets                                     $1,297,849                        $1,238,471
------------------------------------------------------------------------------------------------------------------
Interest-bearing liabilities
------------------------------------------------------------------------------------------------------------------
Saving, N.O.W. & money market deposits           $  569,262    $ 3,659    0.64%    $  514,839    $ 6,645    1.29%
Time deposits                                       253,044      6,081    2.40        287,064      9,442    3.29
------------------------------------------------------------------------------------------------------------------
Total Saving & time deposits                        822,306      9,740    1.18        801,903     16,087    2.01
Federal funds purchased & securities                    560         12    2.14             34          1    1.83
Other borrowings                                      3,941         49    1.24             --         --      --
------------------------------------------------------------------------------------------------------------------
Total interest-bearing liabilities               $  826,807    $ 9,801    1.19%    $  801,937    $16,088    2.01%
==================================================================================================================

Rate spread                                                               4.77%                             4.83%
Non-interest-bearing deposits                    $  352,588                        $  311,948
Other non-interest-bearing liabilities               21,179                            23,862
------------------------------------------------------------------------------------------------------------------
Total liabilities                                $1,200,574                        $1,137,747
Stockholders' equity                                 97,275                           100,724
------------------------------------------------------------------------------------------------------------------
Total liabilities & stockholders' equity         $1,297,849                        $1,238,471

Net interest income (taxable-equivalent basis)                 $61,475    5.13%                  $62,644    5.45%
   & effective interest rate differential
Less: taxable-equivalent basis adjustment                         (281)                             (304)
------------------------------------------------------------------------------------------------------------------
Net interest income                                            $61,194                           $62,340
==================================================================================================================

--------------------------------------------------------------------------------
Year ended December 31,                                       2001
--------------------------------------------------------------------------------
                                                   Average               Average
                                                   Balance    Interest     Rate
--------------------------------------------------------------------------------
Interest-earning assets
--------------------------------------------------------------------------------
U.S. Treasury securities                         $   18,769   $  1,113    5.93%
Collateralized mortgage obligations                  93,778      6,245    6.66
Mortgage-backed securities                              487         27    5.54
Obligations of states & political subdivisions       11,149        805    7.22
U.S. government agency obligations                   42,230      2,218    5.26
Corporate bonds & other securities                    2,757        183    6.64
Federal funds sold & securities purchased
   under agreements to resell                        42,644      1,261    2.96
Loans, including non-accrual loans
   Commercial, financial & agricultural loans       134,850     11,375    8.43
   Commercial real estate mortgages                 162,396     14,557    8.96
   Real estate construction loans                    29,924      3,088   10.32
   Residential mortgages (1st and 2nd liens)         89,258      7,777    8.71
   Home equity loans                                 24,955      2,002    8.02
   Consumer loans                                   334,450     29,210    8.73
   Other loans                                        1,103         --      --
--------------------------------------------------------------------------------
Total interest-earning assets                    $  988,750   $ 79,861    8.08%
================================================================================
Cash & due from banks                            $   52,873
Other non-interest-earning assets                    39,419
--------------------------------------------------------------------------------
Total assets                                     $1,081,042
--------------------------------------------------------------------------------
Interest-bearing liabilities
--------------------------------------------------------------------------------
Saving, N.O.W. & money market deposits           $  387,893   $  8,492    2.19%
Time deposits                                       296,281     15,203    5.13
--------------------------------------------------------------------------------
Total Saving & time deposits                        684,174     23,695    3.46
Federal funds purchased & securities                  2,129         98    4.60
Other borrowings                                      9,888        548    5.54
--------------------------------------------------------------------------------
Total interest-bearing liabilities               $  696,191   $ 24,341    3.50%
================================================================================

Rate spread                                                               4.58%
Non-interest-bearing deposits                    $  270,530
Other non-interest-bearing liabilities               23,386
--------------------------------------------------------------------------------
Total liabilities                                $  990,107
Stockholders' equity                                 90,935
--------------------------------------------------------------------------------
Total liabilities & stockholders' equity         $1,081,042

Net interest income (taxable-equivalent basis)                $ 55,520    5.62%
   & effective interest rate differential
Less: taxable-equivalent basis adjustment                         (297)
--------------------------------------------------------------------------------
Net interest income                                           $ 55,223
================================================================================

Interest income on a taxable-equivalent basis includes the additional amount of interest income that would have been earned if Suffolk's investment in nontaxable U.S. Treasury securities and state and municipal obligations had been subject to New York State and federal income taxes yielding the same after-tax income. The rate used for this adjustment was approximately 34 percent for federal income taxes and 9 percent for New York State income taxes for all periods. For each of the years 2003, 2002, and 2001, $1.00 of nontaxable income from obligations of states and political subdivisions equates to fully taxable income of $1.52. In addition, in 2003, 2002, and 2001, $1.00 of nontaxable income on U.S. Treasury securities equates to $1.02 of fully taxable income. The amortization of loan fees is included in interest income.

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

--------------------------------------------------------------------------------------------------------------------------------
                                                                         In 2003 over 2002                    In 2002 over 2001
                                                                           Changes Due to                       Changes Due to
                                                                   Volume     Rate     Net Change   Volume    Rate    Net Change
--------------------------------------------------------------------------------------------------------------------------------
Interest-earning assets
--------------------------------------------------------------------------------------------------------------------------------
U.S. Treasury securities                                          $    --   $    (57)   $   (57)    $ (453)  $  (179)   $  (632)
Collateralized mortgage obligations                                 1,433     (3,148)    (1,715)     6,774    (1,368)     5,406
Mortgage-backed securities                                            125       (157)       (32)       468        (3)       465
Obligations of states & political subdivisions                        (57)        32        (25)       228      (171)        57
U.S. government agency obligations                                    485        311        796      1,352      (675)       677
Corporate bonds & other securities                                      6          4         10        (39)      (60)       (99)
Federal funds sold  & securities purchased
   under agreement to resell                                         (293)      (193)      (486)         1      (555)      (554)
Loans, including non-accrual loans                                  1,987     (7,934)    (5,947)       399    (6,848)    (6,449)
--------------------------------------------------------------------------------------------------------------------------------
Total interest-earning assets                                     $ 3,686   $(11,142)   $(7,456)    $8,730   $(9,859)   $(1,129)
--------------------------------------------------------------------------------------------------------------------------------
Interest-bearing liabilities
--------------------------------------------------------------------------------------------------------------------------------
Saving, N.O.W., & money market deposits                           $   641   $ (3,627)   $(2,986)    $2,273   $(4,120)   $(1,847)
Time deposits                                                      (1,027)    (2,334)    (3,361)      (459)   (5,302)    (5,761)
Federal funds purchased & securities                                   11         --         11        (71)      (26)       (97)
Other borrowings                                                       25         24         49       (274)     (274)      (548)
--------------------------------------------------------------------------------------------------------------------------------
Total interest-bearing liabilities                                $  (350)  $ (5,937)   $(6,287)    $1,469   $(9,722)   $(8,253)
--------------------------------------------------------------------------------------------------------------------------------
   Net change in net interest income (taxable-equivalent basis)   $ 4,036   $ (5,205)   $(1,169)    $7,261   $  (137)   $ 7,124
================================================================================================================================

                                 Interest Income

Interest income decreased to $70,995,000 in 2003, down 9.5 percent from $78,428,000 in 2002, which was 1.4 percent from $79,565,000 in 2001.

                              Investment Securities

Average investment in U.S. Treasury securities remained flat at $9,960,000 compared to $9,958,000 in 2002, which decreased from $18,769,000 in 2001, representing no change from 2003 to 2002 and a decrease of 46.9 percent, from 2002 to 2001. These balances decreased as funds were shifted into collateralized mortgage obligations ("CMO's") as the spread between Treasury and non-Treasury yields widened during the period. Average balances of CMO's increased to $244,547,000 in 2003 from $215,506,000 in 2002, and $93,778,000 in 2001. U.S.
Treasury, U.S. government agency, collateralized mortgage obligations, and municipal securities provide collateral for various liabilities to municipal depositors. Securities are Suffolk's. The following table summarizes Suffolk's primary source of liquidity investment securities available for sale and held to maturity as of the dates indicated: (in thousands)

-----------------------------------------------------------------------------------------
December 31,                                                 2003       2002       2001
-----------------------------------------------------------------------------------------
Investment securities available for sale, at fair value:
   U.S. Treasury securities                                $  9,840   $ 10,020   $  9,805
   U.S. government agency debt securities                   102,554     74,740     48,970
   Collateralized mortgage obligations agency issues        245,917    249,914    148,327
   Collateralized mortgage obligations private issues         1,590      6,307     23,309
   Mortgage-backed securities                                 9,399     15,361      9,364
   Obligations of states & political subdivisions             6,889      3,561      1,286
-----------------------------------------------------------------------------------------
      Total investment securities available for sale        376,189    359,903    241,061
-----------------------------------------------------------------------------------------
Investment securities held to maturity:
   Obligations of states & political subdivisions            12,369     14,884     11,709
   Corporate bonds & other securities                         2,272      2,099      1,850
-----------------------------------------------------------------------------------------
      Total investment securities held to maturity           14,641     16,983     13,559
-----------------------------------------------------------------------------------------
      Total investment securities                          $390,830   $376,886   $254,620
=========================================================================================
Fair value of investment securities held to maturity       $ 15,365   $ 17,643   $ 13,872
Unrealized gains                                                733        660        388
Unrealized losses                                                 9         --         75
=========================================================================================

The amortized cost, maturities, and approximate weighted average yields, on a taxable-equivalent basis, at December 31, 2003 are as follows: (in thousands)


--------------------------------------------------------------------------------------------
                                                        Available for Sale
--------------------------------------------------------------------------------------------
                                                             U.S.           Obligations of
                                       U.S. Treasury     Govt. Agency     States & Political
                                        Securities           Debt            Subdivisions
--------------------------------------------------------------------------------------------
                                       Fair               Fair               Fair
Maturity (in years)                    Value   Yield     Value    Yield      Value   Yield
--------------------------------------------------------------------------------------------
Within 1                              $3,643   5.87%   $     --     --      $   --     --
After 1 but within 5                   6,197   4.49%    102,554   4.37%         --     --
After 5 but within 10                     --     --          --     --          --     --
After 10                                  --     --          --     --       6,889   4.77%
Other securities                          --     --          --     --          --     --
--------------------------------------------------------------------------------------------
Subtotal                              $9,840   5.00%   $102,554   4.37%     $6,889   4.77%
Collateralized mortgage obligations
Mortgage-backed securities
--------------------------------------------------------------------------------------------
Total                                 $9,840   5.00%   $102,554   4.37%     $6,889   4.77%
============================================================================================

-----------------------------------------------------------------------------------------------
                                                    Held to Maturity
-----------------------------------------------------------------------------------------------
                                        Obligations of      Corporate Bonds
                                      States & Political           &
                                         Subdivisions       Other Securities
-----------------------------------------------------------------------------------------------
                                       Amortized           Amortized
Maturity (in years)                       Cost     Yield      Cost     Yield     Total    Yield
-----------------------------------------------------------------------------------------------
Within 1                                $ 6,409    1.26%     $   --      --    $ 10,052   2.93%
After 1 but within 5                        856    4.40%         --      --    $109,607   4.38%
After 5 but within 10                        --      --          --      --          --     --
After 10                                  5,104    5.59%         --      --    $ 11,993   5.12%
Other securities                             --      --       2,272      --    $  2,272     --
-----------------------------------------------------------------------------------------------
Subtotal                                $12,369    3.26%     $2,272      --    $133,924   4.26%
Collateralized mortgage obligations                                            $247,507   3.68%
Mortgage-backed securities                                                     $  9,399   2.53%
-----------------------------------------------------------------------------------------------
Total                                   $12,369    3.26%     $2,272      --    $390,830   3.85%
===============================================================================================

As a member of the Federal Reserve System, the Bank owns Federal Reserve Bank stock with a book value of $638,000. Being an equity investment, the stock has no maturity. There is no public market for this investment. The last dividend was 6.00 percent.

As a member of the Federal Home Loan Bank of New York, the Bank owns Federal Home Loan Bank of New York stock with a book value of $1,535,000. Being an equity investment, the stock has no maturity. There is no public market for this investment. The last declared dividend was 5.05 percent.

                                 Loan Portfolio

Loans, net of unearned discounts but before the allowance for loan losses, totaled $839,061,000.

Consumer loans are the largest component of Suffolk's loan portfolio. Net of unearned discounts, they totaled $229,711,000 at the end of 2003, down 17.3 percent from $277,633,000 at year-end 2002. Consumer loans include primarily indirect, dealer-generated automobile loans. Competition among commercial banks and with captive finance companies of automobile manufacturers has reduced yields and volume. Commercial real estate mortgages closed the year at $232,119,000 up 26.5 percent from $183,501,000 last year. Commercial and industrial loans followed at $171,616,000, up 14.3 percent from $150,130,000 at the end of 2002. As commerce on Long Island stagnated, commercial mortgages, and to a lesser extent, commercial loans, offered continuing opportunity. However, competition forced concessions on rates in order to maintain the quality of Suffolk's commercial portfolio. These loans are made to small local businesses throughout Suffolk County. Loan balances are seasonal, particularly in the Hamptons where retail inventories rise in the spring and decline by autumn.

The remaining significant components of the loan portfolio are residential mortgages at $113,979,000 up 20.1 percent from $94,864,000; home equity loans at $60,397,000, up 36.2 percent from $44,349,000; and construction loans at $30,461,000, down 16.7 percent from 36,558,000.

The following table categorizes total loans (net of unearned discounts) at December 31: (in thousands)

--------------------------------------------------------------------------------------------------------------------------
                                                  2003           2002            2001            2000            1999
--------------------------------------------------------------------------------------------------------------------------
Commercial, financial & agricultural loans  $171,616  20.5% $150,130  19.0% $133,076  16.7% $133,524  17.2% $131,429  18.1%
Commercial real estate mortgages             232,119  27.7%  183,501  23.3%  173,092  21.7%  158,443  20.4%  162,321  22.3%
Real estate -- construction loans             30,461  13.6%   36,558   4.6%   27,365   3.4%   34,393   4.4%   17,956   2.5%
Residential mortgages (1st and 2nd liens)    113,979  13.6%   94,864  12.0%   95,424  12.0%   89,337  11.5%   82,411  11.3%
Home equity loans                             60,397   7.2%   44,349   5.6%   31,699   4.0%    21,82   2.8%   20,834   2.9%
Consumer loans                               229,711  27.4%  277,633  35.2%  334,849  42.1%  335,679  43.3%  309,653  42.6%
Other loans                                      778   0.1%    1,522   0.2%      605   0.1%    2,797   0.4%    2,921   0.4%
--------------------------------------------------------------------------------------------------------------------------
Total loans (net of unearned discounts)     $839,061   100% $788,557   100% $796,110   100% $775,997   100% $727,525   100%
==========================================================================================================================

                              Non-Performing Loans

Generally, recognition of interest income is discontinued where reasonable doubt exists as to whether interest can be collected. Ordinarily, loans no longer accrue interest when 90 days past due. When a loan stops accruing interest, all interest accrued in the current year, but not collected, is reversed against interest income in the current year. Any interest accrued in prior years is charged against the allowance for loan losses. Loans start accruing interest again when they become current as to principal and interest, and when, in the opinion of management, they can be collected in full. All non-performing loans, of a material amount, are reflected in the foregoing tables. The following table shows non-accrual, past due, and restructured loans at December 31: (in thousands)

--------------------------------------------------------------------------------------
                                             2003     2002     2001     2000     1999
--------------------------------------------------------------------------------------
Loans accruing but past due contractually
   90 days or more                          $1,286   $  349   $1,505   $  949   $1,741
Loans not accruing interest                  1,784    1,560    1,912    2,469    1,132
Restructured loans                              35      198       56       56      275
--------------------------------------------------------------------------------------
Total                                       $3,105   $2,107   $3,473   $3,474   $3,148
======================================================================================

Interest on loans that are restructured or are no longer accruing interest would have amounted to about $71,000 for 2003 under the contractual terms of those loans. Suffolk records the payment of interest on such loans as a reduction of principal. Interest income recognized on restructured and non-accrual loans was immaterial for the years 2003, 2002, and 2001. Suffolk has a formal procedure for internal credit review to more precisely identify risk and exposure in the loan portfolio.

              Summary of Loan Losses and Allowance for Loan Losses

The allowance for loan losses is determined by continuous analysis of the loan portfolio. That analysis includes changes in the size and composition of the portfolio, historical loan losses, industry-wide losses, current and anticipated economic trends, and details about individual loans. It also includes estimates of the actual value of collateral and other possible sources of repayment. There can be no assurance that the allowance is, in fact, adequate. When a loan, in full or in part, is deemed uncollectible, it is charged against the allowance. This happens when it is well past due and the borrower has not shown the ability or intent to make the loan current, or the borrower does not have enough assets to pay the debt, or the value of the collateral is less than the balance of the loan and not likely to improve soon. Residential real estate and consumer loans are not analyzed individually because of the large number of loans, small balances, and historically low losses. In the future, the provision for loan losses may change as a percentage of total loans. The percentage of net charge-offs to average net loans during 2003 was 0.13, compared to 0.19 percent in 2002, and 0.06 percent during 2001. The ratio of the allowance for loan losses to loans, net of discounts, was 1.02 percent at the end of 2003, down from 1.10 percent in 2002 and 1.11 percent in 2001. A summary of transactions follows: (in thousands)

---------------------------------------------------------------------------------------
Year ended December 31,                       2003     2002     2001     2000     1999
---------------------------------------------------------------------------------------
Allowance for loan losses, January 1,        $8,695   $8,825   $7,749   $7,270   $6,955

Loans charged-off:
Commercial, financial & agricultural loans      110       27      111      130      320
Commercial real estate mortgages                 --       --       --       --       --
Real estate -- construction loans                --       --       --       --       --
Residential mortgages (1st and 2nd liens)        --       --       --       --        9
Home equity loans                                62       --       --       --       --
Consumer loans                                1,835    1,826      691      750      605
Lease finance                                    --       --       --       --       --
Other loans                                       5       --        4       17       --
---------------------------------------------------------------------------------------
Total Charge-offs                            $2,012   $1,853   $  806   $  897   $  934
---------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------
Loans recovered after being charged-off       2003     2002     2001     2000     1999
---------------------------------------------------------------------------------------
Commercial, financial & agricultural loans       23       33      178       25       22
Commercial real estate mortgages                 --       --       --       --       --
Real estate -- construction loans                --       --       --       --       --
Residential mortgages (1st and 2nd liens)        --       --       --       --        1
Home equity loans                                --       --       --        9       --
Consumer loans                                  913      310      160      142      156
Lease finance                                    --       --       --       --       --
Other loans                                      --       --       --       --       --
---------------------------------------------------------------------------------------
Total recoveries                             $  936   $  343   $  338   $  176   $  179
---------------------------------------------------------------------------------------
Net loans charged-off                         1,076    1,510      468      721      755
Provision for loan losses                       932    1,380    1,544    1,200    1,070
---------------------------------------------------------------------------------------
Allowance for loan losses, December 31,      $8,551   $8,695   $8,825   $7,749   $7,270
=======================================================================================

The following table summarizes the allowance for loan losses allocated by loan type: (dollars in thousands)

-------------------------------------------------------------------------------------------------------------------------------
                                                       % of             % of             % of             % of            % of
As of December 31,                            2003    Total    2002    Total    2001    Total    2000    Total    1999    Total
-------------------------------------------------------------------------------------------------------------------------------
Commercial, financial & agricultural loans   $3,220    37.7%  $3,315    38.1%  $3,994    45.3%  $1,863    24.0%  $1,666    22.9%
Commercial real estate mortgages              2,877    33.6%   2,731    31.4%   2,235    25.3%   3,592    46.4%   2,665    36.7%
Real estate -- construction loans               208     2.4%     305     3.5%     202     2.3%     235     3.0%     135     1.9%
Residential mortgages (1st and 2nd liens)       228     2.7%     136     1.6%     132     1.5%     129     1.7%      87     1.2%
Home equity loans                               480     5.6%     411     4.7%     377     4.3%     337     4.3%     312     4.3%
Consumer loans                                1,379    16.1%   1,589    18.3%   1,858    21.1%   1,573    20.3%   1,750    24.1%
Unallocated allowance                           159     1.9%     208     2.4%      27     0.3%      20     0.3%     655     9.0%
-------------------------------------------------------------------------------------------------------------------------------
Allowance for loan losses                    $8,551   100.0%  $8,695   100.0%  $8,825   100.0%  $7,749   100.0%  $7,270   100.0%
===============================================================================================================================

The following table presents information concerning loan balances and asset quality: (dollars in thousands)

----------------------------------------------------------------------------------------------------------
Year ended December 31,                                 2003       2002       2001       2000       1999
----------------------------------------------------------------------------------------------------------
Loans, net of discounts:
   Average                                            $807,430   $781,521   $776,936   $735,721   $676,810
   At end of period                                    839,061    788,557    796,110    775,997    727,525
Non-performing assets/total loans, net of discounts       0.22%      0.22%      0.25%      0.35%      0.22%
Non-performing assets/total assets                        0.14       0.14       0.17       0.26       0.16
Ratio of net charge-offs/average net loans                0.13       0.19       0.06       0.10       0.11
Net charge-offs/net loans at December 31,                 0.13       0.19       0.06       0.09       0.10
Allowance for loan losses/loans, net of discounts         1.02       1.10       1.11       1.00       1.00
==========================================================================================================

                                Interest Expense

Interest expense in 2003 was $9,801,000, down from $16,088,000 the year before, which was down from $24,342,000 during 2001. Most interest was paid for the deposits of individuals, businesses, and various governments and their agencies. Short-term borrowings, which may include federal funds purchased (short-term lending by other banks), securities sold under agreements to repurchase, Federal Home Loan Bank borrowings, and the Federal Reserve Bank discount window, were used occasionally. Short-term borrowings averaged $4,501,000 during 2003, $34,000 during 2002, and $12,017,000 during 2001.

                                    Deposits

Average interest-bearing deposits increased to $822,306,000 in 2003, up 2.5 percent from $801,903,000 in 2002. Saving, N.O.W., and money market deposits increased during 2003, averaging $569,262,000, up 10.6 percent from 2002 when they averaged $514,839,000. Average time certificates of less than $100,000 totaled $230,222,000, down 10.2 percent from $256,316,000 in 2002. Average time certificates of $100,000 or more totaled $22,822,000, down 25.8 percent from $30,748,000 during 2002. Each of the Bank's demand deposit accounts has a related non-interest-bearing sweep account. The sole purpose of the sweep accounts is to reduce the non-interest-bearing reserve balances that the Bank is required to maintain with the Federal Reserve Bank, and thereby increase funds available for investment. Although the sweep accounts are classified as saving accounts for regulatory purposes, they are included in demand deposits in the accompanying consolidated statements of condition.

The following table classifies average deposits for each of the periods indicated: (in thousands)

--------------------------------------------------------------------------------------------------------------
                                                  2003                   2002                    2001
--------------------------------------------------------------------------------------------------------------
                                                      Average                  Average                Average
                                          Average    Rate Paid     Average    Rate Paid    Average   Rate Paid
-------------------------------------------------------------------------------------------------------------
Demand deposits                         $  352,588               $  311,948               $270,530
Saving deposits                            381,971      0.64%       349,141     1.36%      273,565     2.48%
N.O.W. & money market deposits             187,291      0.65        165,698     1.14       114,328     1.50
Time certificates of $100,000 or more       22,822      2.09         30,748     2.75        28,978     4.89
Other time deposits                        230,222      2.43        256,316     3.35       267,303     5.16
--------------------------------------------------------------------------------------------------------------
Total deposits                          $1,174,894               $1,113,851               $954,704
==============================================================================================================

At December 31, 2003, the remaining maturities of time certificates of $100,000 or more were as follows: (in thousands)

--------------------------------------------------------------------------------
3 months or less                                                         $ 9,376
Over 3 through 6 months                                                    6,869
Over 6 through 12 months                                                   2,132
Over 12 months                                                             3,569
--------------------------------------------------------------------------------
Total                                                                    $21,946
================================================================================

                              Short-Term Borrowings

Occasionally, Suffolk uses short-term funding. This includes lines of credit for federal funds with correspondent banks, retail sale-repurchase agreements, the Federal Reserve Bank discount window, and the Federal Home Loan Bank. Average balances of federal funds purchased were $560,000 and $34,000 for 2003 and 2002, respectively. Average balances of Federal Home Loan Bank borrowings were $3,941,000 during 2003. There were no Federal Home Loan Bank borrowings and retail repurchase agreements during 2002.

                                  Other Income

Other income increased to $11,310,000 during 2003, up 12.3 percent from $10,073,000 during 2002 which was up 5.5 percent from $9,548,000 during 2001. Service charges on deposit accounts remained flat from 2002 to 2003, and up 7.8 percent from 2001 to 2002. Other service charges were up 21.9 percent and 27.5 percent for the same periods, respectively. Fiduciary fees in 2003 totaled $1,199,000, up 5.1 percent from 2002 when they amounted to $1,141,000 which was up 2.3 percent from 2001, at $1,115,000.

                                  Other Expense

Other expense during 2003 was $36,190,000, up 1.2 percent from 2002 when it was $35,744,000 which was up 10.6 percent from $32,307,000 in 2001. Increases were primarily due to increase in compensation expense, up 4.2 percent from 2002 to 2003 and in outside services, up 13.5 percent from 2002 to 2003. During 2003, non-interest expense grew at 1.2 percent while average assets grew by 4.8 percent, further increasing efficiency.

                            Interest Rate Sensitivity

Interest rate "sensitivity" is determined by the date when each asset and liability in Suffolk's portfolio can be repriced. Sensitivity increases when interest-earning assets and interest-bearing liabilities cannot be repriced at the same time. While this analysis presents the volume of assets and liabilities repricing in each period of time, it does not consider how quickly various assets and liabilities might actually be repriced in response to changes in interest rates. Management reviews its interest rate sensitivity regularly and adjusts its asset/liability strategy accordingly. Because the interest rates of assets and liabilities vary according to their maturity, management may selectively mismatch the repricing of assets and liabilities to take advantage of temporary or projected differences between short- and long-term interest rates. The following table reflects the sensitivity of Suffolk's assets and liabilities at December 31, 2003: (dollars in thousands)

---------------------------------------------------------------------------------------------------------------------------
                                                       Less than    3 to 6     7 to 12   More Than    Not Rate
                     Maturity                          3 Months     Months     Months      1 Year    Sensitive     Total
---------------------------------------------------------------------------------------------------------------------------
Interest-earning assets
---------------------------------------------------------------------------------------------------------------------------
Domestic loans (1) (net of unearned discount)          $296,973    $ 67,077   $ 99,077   $ 373,372    $ 2,562    $  839,061
Investment securities (2)                                20,027      28,198     48,355     291,978      2,272       390,830
Federal funds sold                                        4,300          --         --          --         --         4,300
---------------------------------------------------------------------------------------------------------------------------
Total interest-earning assets                          $321,300    $ 95,275   $147,432   $ 665,350    $ 4,834    $1,234,191
===========================================================================================================================

---------------------------------------------------------------------------------------------------------------------------
Demand deposits and interest-bearing liabilities
---------------------------------------------------------------------------------------------------------------------------
Demand deposits (3)                                    $ 18,426    $ 18,426   $ 36,852   $ 290,515    $    --    $  364,219
N.O.W. & money market accounts (4)                       10,365      10,365     20,730     165,843         --       207,303
Borrowings                                               20,000          --         --          --         --        20,000
Interest-bearing deposits (5)                            62,753      42,539     55,717     454,965         --       615,974
---------------------------------------------------------------------------------------------------------------------------
Total demand deposits & interest-bearing liabilities   $111,544    $ 71,330   $113,299   $ 911,323    $    --    $1,207,496
===========================================================================================================================
Gap                                                    $209,756    $ 23,945   $ 34,133   $(245,973)   $ 4,834    $   26,695
===========================================================================================================================
Cumulative difference between interest-earning
   assets and interest-bearing liabilities             $209,756    $233,701   $267,834   $  21,861    $26,695
===========================================================================================================================
Cumulative difference/total assets                        15.79%      17.59%     20.16%       1.65%      2.01%
===========================================================================================================================

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

(5) Fixed-rate deposits and deposits with fixed pricing intervals are reflected as maturing in the period of contactual maturity. Saving accounts are assumed to decline over a period of five years.

As of December 31, 2003, interest-earning assets with maturities of less than one year exceed interest-bearing liabilities of similar maturity. This cumulative gap might result in increased net interest income if interest rates increase. If interest rates decline, net interest income might decrease.

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

The model measures the effect of changing interest rates on both interest income and interest expense for all assets and liabilities, as well as for derivative financial instruments that do not appear on the balance sheet. The results are compared to ALCO policy limits that specify a maximum effect on NII one year in the future, assuming no growth in assets or liabilities, and a 2 percent or 200 basis point ("bp") change in interest rates upward and a 1 percent or 100 basis point change in interest rates downward. Following is Suffolk's NII senstivity as of December 31, 2003. Suffolk's Board has approved a policy limit of 12.5 percent.

--------------------------------------------------------------------------------
                                                                   Estimated NII
        Rate Change                                                 Sensitivity
--------------------------------------------------------------------------------
+200 basis point rate shock                                            1.57%
-100 basis point rate shock                                           (1.46%)
================================================================================

These estimates should not be interpreted as Suffolk's forecast, and should not be considered as indicative of management's exceptation for operating results. They are hypothetical estimates that are based on many assumptions including: the nature and time of changes in interest rates, the shape of the "yield curve"(variations in interest rates for financial instruments of varying maturity at a given moment in time), prepayments on loans and securities, deposit outflows, pricing on loans and deposits, and the reinvestment of cash flows from assets and liabilities, among other things. While these assumptions are based on management's best estimate of current economic conditions, Suffolk cannot give any assurance that they will actually predict results, nor can they anticipate how the behavior of customers and competitors may change in the future.

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

When appropriate, ALCO may use off-balance-sheet instruments such as interest rate floors, caps, and swaps to hedge its position with regard to interest rate risk. The Board of Directors has approved a hedging policy statement that governs the use of such instruments. As of December 31, 2003, there were no derivative financial instruments outstanding.

The following table illustrates the contractual sensitivity to changes in interest rates of the Company's total loans, net of discounts, not including overdrafts and loans not accruing interest, together totaling $2,562,000 at December 31, 2003: (in thousands)

-------------------------------------------------------------------------------
                               Due Within     After 1 but     After
Interest rate provision          1 Year     Before 5 Years   5 Years     Total
-------------------------------------------------------------------------------
Predetermined rates             $156,072        $189,361     $25,893   $371,326
Floating or adjustable rates     307,055         153,713       4,405    465,173
-------------------------------------------------------------------------------
Total                           $463,127        $343,074     $30,298   $836,499
===============================================================================

The following table illustrates the contractual sensitivity to changes in interest rates on the Company's commercial, financial, agricultural, and real estate construction loans not including non-accrual loans totaling approximately $231,000 at December 31, 2003: (in thousands)

---------------------------------------------------------------------------------------
                                       Due Within     After 1 but     After
                                         1 Year     Before 5 Years   5 Years     Total
---------------------------------------------------------------------------------------
Commercial, financial & agricultural    $155,207        $16,002        $231    $171,440
Real estate construction                  30,461             --          --      30,461
---------------------------------------------------------------------------------------
Total                                   $185,668        $16,002        $231    $201,901
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

                          Off Balance-Sheet Obligations

Following is a table describing certain liabilities not included in Suffolk's consolidated statement of condition in the period in which they are due: (in thousands of dollars)

----------------------------------------------------------------------------------------------------------------------------
                 Contractual obligations              Total   Less than 1 year   1 - 3 years   3-5 years   More than 5 years
----------------------------------------------------------------------------------------------------------------------------
Long-term debt obligations                           $   --         $   --         $   --        $   --         $   --
Capital lease obligations                                --             --             --            --             --
Operating lease obligations                           4,331            698          1,267           928          1,438
Purchase obligations                                  2,150            400            843           907             --
Other long-term liabilities reflected on Suffolk's
   balance sheet under GAAP                              --             --             --            --             --
----------------------------------------------------------------------------------------------------------------------------
Total                                                $6,481         $1,098         $2,110        $1,835         $1,438
============================================================================================================================

Amounts listed as purchase obligations represent agreements to purchase services for Suffolk's core banking system.

                                Capital Resources

Primary capital, including stockholders' equity, not including the net unrealized gain on securities available for sale, net of tax, and the allowance for loan losses, amounted to $104,187,000 at year-end 2003, compared to $109,103,000 at year-end 2002 and $104,566,000 at year-end 2001. During 2003,
Suffolk repurchased 556,598 shares for an aggregate price of $17,718,362. Management determined that this would increase leverage while preserving capital ratios well above regulatory requirements.

The following table presents Suffolk's capital ratio and other related ratios for each of the past five years: (dollars in thousands)

---------------------------------------------------------------------------------------------------------------
                                                           2003 (1)    2002 (1)  2001 (1)   2000 (1)   1999 (1)
---------------------------------------------------------------------------------------------------------------
Primary capital at year-end                                $104,187   $109,103   $104,566   $94,978    $86,442
Primary capital at year-end as a percentage of year-end:
   Total assets plus allowance for loan losses                 7.79%      8.51%      8.91%     8.98%      8.75%
   Loans, net of unearned discounts                           12.42%     13.84%     13.13%    12.24%     11.88%
   Total deposits                                              8.77%      9.55%      9.94%    10.08%      9.85%
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

The following table details repurchases during 2003:

---------------------------------------------------------------------------------------
   Year ending      Total shares repurchased   Average price per share   Aggregate cost
---------------------------------------------------------------------------------------
December 31, 2003            556,598                   $31.83             $17,718,362
=======================================================================================

Suffolk measures how effectively it uses capital by two widely accepted performance ratios: return on average assets and return on average common stockholders' equity. The returns in 2003 on average assets of 1.64 percent and average common equity of 21.93 percent fluctuated slightly from 2002 when returns were 1.72 percent and 21.12 percent, respectively.

All dividends must conform to applicable statutory requirements. Suffolk Bancorp's ability to pay dividends depends on Suffolk County National Bank's ability to pay dividends. Under 12 USC 56-9, a national bank may not pay a dividend on its common stock if the dividend would exceed net undivided profits then on hand. Further, under 12 USC 60, a national bank must obtain prior approval from the Office of the Comptroller of the Currency to pay dividends on either common or preferred stock that would exceed the bank's net profit for the current year combined with retained net profits (net profits minus dividends paid during that period) of the prior two years. The amount the Bank currently has available to pay dividends is approximately $35,765,000.

                   Risk-Based Capital and Leverage Guidelines

The Federal Reserve Bank's risk-based capital guidelines call for bank holding companies to require minimum ratios of capital to risk-weighted assets, which include certain off-balance-sheet activities, such as standby letters of credit. The guidelines define capital as being "core," or "Tier 1" capital, which includes common stockholders' equity; a limited amount of perpetual preferred stock; minority interest in unconsolidated subsidiaries, less goodwill; or "supplementary" or "Tier 2" capital, which includes subordinated debt, redeemable preferred stock, and a limited amount of the allowance for loan losses. All bank holding companies must meet a minimum ratio of total qualifying capital to risk-weighted assets of 8.00 percent, of which at least 4.00 percent should be in the form of Tier 1 capital. At December 31, 2003 Suffolk's ratios of core capital and total qualifying capital (core capital plus Tier 2 capital) to risk-weighted assets were 10.15 percent and 11.06 percent, respectively.

                   Discussion of New Accounting Pronouncements

In January 2003, the FASB issued FASB Interpretation 46 ("FIN 46"), Consolidation of Variable Interest Entities." FIN 46 clarifies the application of Accounting Research Bulletin 51, "Consolidated Financial Statements," for certain entities that do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest ("variable interest entities"). Variable interest entities within the scope of FIN 46 will be required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity's excepted losses, receives a majority of its expected returns, or both. Subsequent to the issuance of FIN 46, the FASB issued a revised interpretation, FIN 46(R), the provisions of which must be applied to certain variable interest entities by March 31, 2004. Suffolk plans to adopt the provisions under the revised interpretation in the first quarter of 2004.

Suffolk adopted FASB Interpretation 45 ("FIN 45"),"Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others," on January 1, 2003. FIN 45 requires a guarantor entity, at the inception of a guarantee covered by the measurement provisions of the interpretation, to record a liability for the fair value of the obligation undertaken in issuing the guarantee. Suffolk has financial and performance letters of credit. Financial letters of credit require Suffolk to make payment if the customer's financial condition as defined in the agreements. Performance letters of credit require Suffolk to make payments if the customer fails to perform certain nonfinancial contractual obligations. Suffolk previously did not record a liability when guaranteeing obligations unless it became probable that Suffolk would have to perform under the guarantee. FIN 45 applies prospectively to guarantees

Suffolk issues or modifies subsequent to December 31, 2002. The maximum potential undiscounted amount of the future payments of these letters of credit as of December 31, 2003 is $5,754,000, and they expire as follows:

--------------------------------------------------------------------------------
2004                                                                  $4,266,000
2005                                                                     909,000
2006                                                                     478,000
2007                                                                     101,000
================================================================================
                                                                      $5,754,000
================================================================================

Amounts due under these letters of credit would be reduced by any proceeds that Suffolk would be able to obtain in liquidating the collateral for the loans, which varies depending on the customer.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS No. 149"). SFAS No. 149 is generally effective for contracts entered into or modified after September 30, 2003 and for hedging relationships designated after September 30, 2003. All provisions of this Statement shall be applied prospectively. Based on current business operations, management has determined that the provisions of SFAS No. 149 do not materially impact Suffolk's financial condition, results of operations, or disclosures.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS No. 150"). SFAS No. 150 is generally effective for financial instruments entered into or modified after May 31, 2003, and otherwise effective at the beginning of the first interim period beginning after June 15, 2003. Based on current business operations, management has determined that the provisions of SFAS No. 150 do not materially impact Suffolk's financial condition, results of operations, or disclosures.

In October 2003, the AICPA issued SOP 03-3, "Accounting for Loans or Certain Debt Securities Acquired in a Transfer" ("SOP 03-3"). SOP 03-3 applies to a loan with the evidence of deterioration of credit quality since origination acquired by completion of a transfer for which it is probable at acquisition, that the Company will be unable to collect all contractually required payments receivable. SOP 03-3 requires that the Company recognize the excess of all cash flows expected at acquisition over the investor's initial investment in the loan as interest income on a level-yield basis over the life of the loan as the accretable yield. The loan's contractual required payments receivable in excess of the amount of its cash flows excepted at acquisition (nonaccretable difference) should not be recognized as an adjustment to yield, a loss accrual or a valuation allowance for credit risk. SOP 03-3 is effective for loans acquired in fiscal years beginning after December 31, 2004. Early adoption is permitted. Management is currently evaluating the provisions of SOP 03-3.

             Critical Accounting Policies, Judgments, and Estimates

The accounting and reporting policies of Suffolk conform to accounting principles generally accepted in the United States of America and general practices in the financial services industry. The preparation of financial statements in conformity with these accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results in the future could differ from those estimates.

Suffolk considers that the determination of the allowance for loan losses involves a higher degree of judgment and complexity than its other significant accounting policies. The allowance for loan losses is calculated to maintain a reserve believed by management to be sufficient to absorb estimated credit losses. Management's determination of the adequacy of the allowance is based on periodic evaluations of the loan portfolio and other relevant factors. This evaluation is inherently subjective as it requires material estimates, including, among others, the expected probability of default; the amount of loss in the event of default; the expected usage of loan commitments; the amounts and timing of cash flows expected in the future from impaired loans and mortgages; and an additional factor for potential loan losses based on historical experience. Management also considers economic conditions, uncertainties in estimating losses, and inherent risks in the loan portfolio. All of these factors may change significantly in the future. To the extent that actual results differ from management's estimates, additional provisions for loan losses may be required that could reduce earnings in future periods.

Suffolk recognizes deferred-tax assets and liabilities. Deferred income taxes occur when income taxes are allocated through time. Some items are temporary resulting from differences in the timing of a transaction under generally accepted accounting principles ("GAAP"), and for the computation of income tax. Examples would include the future tax effects of temporary differences for such items as deferred compensation and the provision for loan losses. Estimates of deferred tax assets are based upon evidence available to management that future realization is more likely than not. If management determines that Suffolk may be unable to realize all or part of net deferred tax assets in the future, a direct charge to income tax expense may be required to reduce the recorded value of the net deferred tax asset to the amount that management expects to realize.

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

                       CONSOLIDATED STATEMENTS OF CONDITION

                                                                                           December 31,
                                                                                  -------------------------------
                                                                                       2003             2002
                                                                                  --------------   --------------
ASSETS
Cash and Due From Banks                                                           $   52,052,913   $   48,000,138
Federal Funds Sold                                                                     4,300,000       17,500,000
Investment Securities:
   Available for Sale, at Fair Value                                                 376,188,513      359,902,409
   Held to Maturity (Fair Value of $15,364,849 and $17,643,000, respectively)
      Obligations of States and Political Subdivisions                                12,368,959       14,884,444
      Federal Reserve Bank Stock                                                         637,849          637,849
      Federal Home Loan Bank Stock                                                     1,534,600        1,361,000
      Corporate Bonds and Other Securities                                               100,000          100,000
                                                                                  --------------   --------------
Total Investment Securities                                                          390,829,921      376,885,702

Total Loans                                                                          839,169,491      788,835,165
Less: Unearned Discounts                                                                 108,035          277,799
      Allowance for Loan Losses                                                        8,551,225        8,695,408
                                                                                  --------------   --------------
Net Loans                                                                            830,510,231      779,861,958

Premises and Equipment, Net                                                           22,780,151       20,437,150
Accrued Interest Receivable                                                            5,869,073        5,945,568
Excess of Cost Over Fair Value of Net Assets Acquired                                    814,445          814,445
Other Assets                                                                          21,600,052       23,272,229
                                                                                  --------------   --------------
   TOTAL ASSETS                                                                   $1,328,756,786   $1,272,717,190
                                                                                  ==============   ==============

LIABILITIES & STOCKHOLDERS' EQUITY
Demand Deposits                                                                   $  364,219,256   $  314,714,256
Saving, N.O.W., and Money Market Deposits                                            587,553,204      557,967,262
Time Certificates of $100,000 or more                                                 21,946,480       23,495,058
Other Time Deposits                                                                  213,776,563      246,405,358
                                                                                  --------------   --------------
   Total Deposits                                                                  1,187,495,503    1,142,581,934

Federal Home Loan Bank Borrowings                                                     20,000,000               --
Dividend Payable on Common Stock                                                       2,080,361        1,956,187
Accrued Interest Payable                                                                 799,503        1,334,336
Other Liabilities                                                                     18,211,169       18,052,041
                                                                                  --------------   --------------
   TOTAL LIABILITIES                                                               1,228,586,536    1,163,924,498
                                                                                  --------------   --------------
Commitments and Contingent Liabilities

STOCKHOLDERS' EQUITY
Common Stock (par value $2.50; 15,000,000 shares authorized, 10,949,283
   and 11,489,481 shares outstanding at December 31, 2003 & 2002, respectively)       33,879,045       33,838,045
Surplus                                                                               19,374,972       19,230,182
Retained Earnings                                                                     48,887,980       52,453,451
Treasury Stock at Par (2,602,335 shares and 2,045,737 shares, respectively)           (6,505,842)      (5,114,347)
Accumulated Other Comprehensive Income, Net of Tax                                     4,534,095        8,385,361
                                                                                  --------------   --------------
   TOTAL STOCKHOLDERS' EQUITY                                                        100,170,250      108,792,692
                                                                                  --------------   --------------
   TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                                       $1,328,756,786   $1,272,717,190
                                                                                  ==============   ==============

See accompanying notes to consolidated financial statements.

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                    For the Years ended December 31,
                                                                ---------------------------------------
                                                                   2003          2002          2001
                                                                -----------   -----------   -----------
INTEREST INCOME
Federal Funds Sold                                              $   220,708   $   706,856   $ 1,260,540
United States Treasury Securities                                   415,957       471,611     1,091,359
Obligations of States and Political Subdivisions (tax exempt)       563,281       567,214       529,737
Mortgage-Backed Securities                                       10,396,009    12,143,135     6,244,987
U.S. Government Agency Obligations                                3,690,831     2,895,198     2,245,450
Corporate Bonds and Other Securities                                 94,064        84,189       183,266
Loans                                                            55,613,709    61,559,406    68,009,265
                                                                -----------   -----------   -----------
   Total Interest Income                                         70,994,559    78,427,609    79,564,604

INTEREST EXPENSE
Saving, N.O.W., and Money Market Deposits                         3,658,406     6,645,241     8,492,498
Time Certificates of $100,000 or more                               477,522       846,096     1,417,903
Other Time Deposits                                               5,603,758     8,596,137    13,785,445
Federal Funds Purchased                                              12,384           625        98,077
Interest on Other Borrowings                                         49,091            --       547,937
                                                                -----------   -----------   -----------
   Total Interest Expense                                         9,801,161    16,088,099    24,341,860

   Net Interest Income                                           61,193,398    62,339,510    55,222,744
Provision for Loan Losses                                           931,500     1,380,000     1,544,000
                                                                -----------   -----------   -----------
   Net Interest Income After Provision for Loan Losses           60,261,898    60,959,510    53,678,744

OTHER INCOME
Service Charges on Deposit Accounts                               5,693,454     5,690,926     5,277,701
Other Service Charges, Commissions & Fees                         2,537,068     2,081,541     1,632,279
Fiduciary Fees                                                    1,199,117     1,141,024     1,115,377
Other Operating Income                                            1,416,818     1,160,121     1,127,383
Net Gain on Sale of Securities Available for Sale                   464,262            --       395,294
                                                                -----------   -----------   -----------
   Total Other Income                                            11,310,719    10,073,612     9,548,034

OTHER EXPENSE
Salaries & Employee Benefits                                     21,669,863    20,788,300    18,424,087
Net Occupancy Expense                                             2,856,024     2,788,880     2,849,827
Equipment Expense                                                 2,181,295     2,616,714     2,320,014
Outside Services                                                  1,929,695     1,699,879     1,552,769
FDIC Assessments                                                    189,631       184,208       176,759
Amortization of Excess Cost
   Over Fair Value of Net Assets Acquired                                --            --       361,932
Other Operating Expense                                           7,363,774     7,666,297     6,621,820
                                                                -----------   -----------   -----------
   Total Other Expense                                           36,190,282    35,744,278    32,307,208

Income Before Provision for Income Taxes                         35,382,335    35,288,844    30,919,570
Provision for Income Taxes                                       14,046,091    14,020,154    12,234,773
                                                                -----------   -----------   -----------
NET INCOME                                                      $21,336,244   $21,268,690   $18,684,797
                                                                ===========   ===========   ===========
                           Average: Common Shares Outstanding    11,055,897    11,657,984    11,822,452
                                       Dilutive Stock Options        34,205        42,457        16,750
                                                                -----------   -----------   -----------

             Average Total Common Shares and Dilutive Options    11,090,102    11,700,441    11,839,202

EARNINGS PER COMMON SHARE                               Basic   $      1.92   $      1.82   $      1.58
                                                      Diluted   $      1.92   $      1.82   $      1.58

          See accompanying notes to consolidated financial statements.

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                      Common                     Retained       Treasury
                                      Stock        Surplus       Earnings        Stock
-----------------------------------------------------------------------------------------
Balance, December 31, 2000         $19,026,050   $18,456,432   $ 53,873,370   $(4,126,144)

Net Income                                  --            --     18,684,797            --

Dividend  - Cash                            --            --     (6,607,498)           --

Dividend - Stock                    14,713,245            --    (14,713,245)           --

Purchase of Treasury Stock                  --            --     (3,486,027)     (234,880)

Stock Options Exercised                 86,250       708,750       (602,029)      (38,035)

Net Change in Unrealized Gain on
   Securities Available for Sale            --            --             --            --

Comprehensive Income
-----------------------------------------------------------------------------------------
Balance, December 31, 2001         $33,825,545   $19,165,182   $ 47,149,368   $(4,399,059)

Net Income                                  --            --     21,268,690            --

Dividend  - Cash                            --            --     (7,684,592)           --

Purchase of Treasury Stock                  --            --     (8,207,991)     (709,490)

Stock Options Exercised                 12,500        65,000        (71,680)       (5,798)

Other                                       --            --           (344)           --

Net Change in Unrealized Gain on
   Securities Available for Sale            --            --             --            --

Comprehensive Income
-----------------------------------------------------------------------------------------
Balance, December 31, 2002         $33,838,045   $19,230,182   $ 52,453,451   $(5,114,347)

Net Income                                  --            --     21,336,244            --

Dividend  - Cash                            --            --     (8,390,512)           --

Purchase of Treasury Stock                  --            --    (16,340,067)   (1,378,295)

Stock Options Exercised                 41,000       144,790       (172,562)      (13,200)

Other                                       --            --          1,426            --

Net Change in Unrealized Loss on
  Securities Available for Sale             --            --             --            --

Comprehensive Income
-----------------------------------------------------------------------------------------
Balance, December 31, 2003         $33,879,045   $19,374,972   $ 48,887,980   $(6,505,842)

                                       Accumulated
                                   Other Comprehensive
                                         Income,
                                        Gain (Loss)                     Comprehensive
                                        Net of Tax          Total           Income
--------------------------------------------------------------------------------------
Balance, December 31, 2000             $   822,824       $ 88,052,532

Net Income                                      --         18,684,797     $18,684,797

Dividend  - Cash                                --         (6,607,498)

Dividend - Stock                                --                 --

Purchase of Treasury Stock                      --         (3,720,907)

Stock Options Exercised                         --            154,936

Net Change in Unrealized Gain on
   Securities Available for Sale           272,920            272,920         272,920
                                                                          -----------
Comprehensive Income                                                      $18,957,717
--------------------------------------------------------------------------===========
Balance, December 31, 2001             $ 1,095,744       $ 96,836,780

Net Income                                      --         21,268,690     $21,268,690

Dividend  - Cash                                --         (7,684,592)

Purchase of Treasury Stock                      --         (8,917,481)

Stock Options Exercised                         --                 22

Other                                           --               (344)

Net Change in Unrealized Gain on
   Securities Available for Sale         7,289,617          7,289,617       7,289,617
                                                                          -----------
Comprehensive Income                                                      $28,558,307
--------------------------------------------------------------------------===========
Balance, December 31, 2002             $ 8,385,361       $108,792,692

Net Income                                      --         21,336,244     $21,336,244

Dividend  - Cash                                --         (8,390,512)

Purchase of Treasury Stock                      --        (17,718,362)

Stock Options Exercised                         --                 28

Other                                           --              1,426

Net Change in Unrealized Loss on
  Securities Available for Sale         (3,851,266)        (3,851,266)     (3,851,266)
                                                                          -----------
Comprehensive Income                                                      $17,484,978
--------------------------------------------------------------------------===========
Balance, December 31, 2003             $ 4,534,095       $100,170,250

See accompanying notes to consolidated financial statements.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                               For the Years ended December 31,
                                                                        ---------------------------------------------
                                                                             2003            2002            2001
                                                                        -------------   -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES
NET INCOME                                                              $  21,336,244   $  21,268,690   $  18,684,797
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH
   Provision for Loan Losses                                                  931,500       1,380,000       1,544,000
   Depreciation and Amortization                                            2,146,385       2,282,028       2,005,021
   Amortization of Cost Over Fair Value of Net Assets Acquired                     --              --         361,932
   Accretion of Discounts                                                    (292,237)       (569,557)       (564,956)
   Amortization of Premiums                                                 5,294,635       2,545,950         533,577
   Decrease (Increase) in Accrued Interest Receivable                          76,495        (388,643)        741,209
   Decrease (Increase) in Other Assets                                      1,672,177       1,072,313      (3,362,937)
   Decrease in Accrued Interest Payable                                      (534,832)     (1,179,110)       (811,115)
   Increase (Decrease) in Income Taxes Payable                              1,909,390        (702,142)       (242,622)
   Increase (Decrease) in Other Liabilities                                   927,532       1,454,142      (2,108,511)
   Net Gain on Sale of Securities                                            (464,262)             --        (395,294)
                                                                        -------------   -------------   -------------
      Net Cash Provided by Operating Activities                            33,003,027      27,163,671      16,385,101
                                                                        -------------   -------------   -------------
CASH FLOWS FROM INVESTING ACTIVITIES
   Principal Payments on Investment Securities                            100,805,657      31,962,165       6,855,533
   Proceeds from Sale of Investment Securities; Available for Sale         39,108,805              --       7,856,398
   Maturities of Investment Securities; Available for Sale                         --       6,000,000      83,250,000
   Purchases of Investment Securities; Available for Sale                (167,267,856)   (146,425,841)   (188,943,787)
   Maturities of Investment Securities; Held to Maturity                    9,500,000       6,241,000      11,833,400
   Purchases of Investment Securities; Held to Maturity                    (7,156,595)     (9,664,300)     (8,605,650)
   Loan Disbursements and Repayments, Net                                 (51,579,772)      6,043,155     (20,580,950)
   Purchases of Premises and Equipment, Net                                (4,489,386)     (8,918,033)     (2,360,914)
   Disposition of Other Real Estate Owned                                          --              --         175,114
                                                                        -------------   -------------   -------------
      Net Cash Used in Investing Activities                               (81,079,147)   (114,761,854)   (110,520,856)
                                                                        -------------   -------------   -------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Net Increase in Deposit Accounts                                        44,913,567      90,869,926     109,275,868
   Federal Home Loan Bank Borrowings                                       20,000,000              --              --
   Dividends Paid to Shareholders                                          (8,266,338)     (7,379,688)     (6,332,706)
   Stock Options Exercised                                                         28              22         154,936
   Treasury Shares Acquired                                               (17,718,362)     (8,917,481)     (3,720,907)
                                                                        -------------   -------------   -------------
      Net Cash Provided by Financing Activities                            38,928,895      74,572,779      99,377,191
                                                                        -------------   -------------   -------------
      Net (Decrease) Increase in Cash and  Cash Equivalents                (9,147,225)    (13,025,404)      5,241,436
         Cash and Cash Equivalents Beginning of Year                       65,500,138      78,525,542      73,284,106
                                                                        -------------   -------------   -------------
         Cash and Cash Equivalents End of Year                          $  56,352,913   $  65,500,138   $  78,525,542
                                                                        =============   =============   =============
Supplemental Disclosure of Cash Flow Information
   Cash Received During the Year for Interest                           $  71,071,054   $  78,038,966   $  80,305,813
                                                                        =============   =============   =============
   Cash Paid During the Year for:
      Interest                                                          $  10,335,993   $  17,267,209   $  25,152,975
      Income Taxes                                                         12,697,665      15,162,619      12,974,528
                                                                        -------------   -------------   -------------
         Total Cash Paid During Year for Interest & Income Taxes        $  23,033,658   $  32,429,828   $  38,127,503
                                                                        =============   =============   =============
Non-Cash Investing and Financing:
(Decrease) Increase in Market Value of Investments                          6,527,570      12,355,283         688,652
Decrease (Increase) in Deferred Tax Liability Related to Market Value
   of Investments Available for Sale                                        2,676,304      (5,065,666)       (282,347)
Dividends Declared But Not Paid                                             2,080,361       1,956,187       1,647,883
Stock Options Exercised for Stock                                             185,790          77,500         369,500
Stock Dividends Declared But Not Paid                                              --              --      14,713,245

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

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS No. 149"). SFAS No. 149 is generally effective for contracts entered into or modified after September 30, 2003 and for hedging relationships designated after September 30, 2003. All provisions of this statement shall be applied prospectively. Based on current business operations, management expects that the provisions of SFAS No. 149 will not materially impact Suffolk's financial condition, results of operations, or disclosures.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" ("SFAS No. 150"). SFAS No. 150 is generally effective for financial instruments entered into or modified after May 31, 2003, and otherwise effective at the beginning of the first interim period beginning after June 15, 2003. Based on current business operations, management has determined that the provisions of SFAS No. 150 do not materially impact Suffolk's financial condition, results of operations, or disclosures.

Suffolk adopted EITF 03-1, "The Meaning of Other than Temporary Impairment and Its Application to Certain Investments," as of December 31, 2003. EITF 03-1 includes certain disclosures regarding quantitative and qualitative disclosures for investment securities accounted for under FAS 115, "Accounting for Certain Investments in Debt and Equity Securities," that are impaired at the balance sheet date, but an other-than-temporary impairment has not been recognized. The disclosures under EITF 03-1 are required for financial statements for years ending after December 15, 2003 and are included in these financial statements.

(C) Loans and Loan Interest Income Recognition -- Loans are stated at the principal amount outstanding. Interest on loans not made on a discounted basis is credited to income, based upon the principal amount outstanding during the period. Unearned discounts on installment loans are credited to income using methods that approximate a level yield. Recognition of interest income is discontinued when reasonable doubt exists as to whether interest due can be collected. Loans generally no longer accrue interest when 90 days past due. When a loan is placed on non-accrual status, all interest previously accrued in the current year, but not collected, is reversed against current year interest income. Any interest accrued in prior years is charged against the allowance for loan losses. Loans and leases start accruing interest again when they become current as to principal and interest, and when, in the opinion of management, the loans can be collected in full.

(D) Allowance for Loan Losses -- The balance of the allowance for loan losses is determined by managements' estimate of the amount of financial risk in the loan portfolio and the likelihood of loss. The analysis also considers the Bank's loan loss experience and may be adjusted in the future depending on economic conditions. Additions to the allowance are made by charges to expense, and actual losses, net of recoveries, are charged to the allowance. Regulatory examiners may require the Bank to add to the allowance based upon their judgment of information available to them at the time of their examination.

In accordance with SFAS 114, titled "Accounting by Creditors for Impairment of a Loan," as amended by Statement No. 118, titled "Accounting by Creditors for Impairment of Loan-Income

Recognition and Disclosures," an allowance is maintained for impaired loans to reflect the difference, if any, between the principal balance of the loan and the present value of projected cash flows, observable fair value, or collateral value. SFAS 114 defines an impaired loan as a loan for which it is probable that the lender will not collect all amounts due under the contractual terms of the loan.

The Bank accounts for its transfers and servicing financial assets in accordance with SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS No. 140"). SFAS No. 140 revises the standards for accounting for the securitizations and other transfers of financial assets and collateral. Transfers of financial assets for which the Bank has surrendered control of the financial assets are accounted for as sales to the extent that consideration other than beneficial interests in the transferred assets is received in exchange. Retained interests in a sale or securitization of financial assets are measured at the date of transfer by allocating the previous carrying amount between the assets transferred and based on their relative estimated fair values. The fair values of retained servicing rights and any other retained interests are determined based on the present value of expected future cash flows associated with those interests and by reference to market prices for similar assets. There were no transfers of financial assets to related or affiliated parties. At December 31, 2003 and 2002, the Bank's servicing loan portfolio approximated $94,444,000, and $78,416,000, respectively. The estimated fair value of mortgage servicing rights was $1,074,000 and $833,000 as of December 31, 2003 and 2002, respectively.

Suffolk adopted FASB Interpretation 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others," on January 1, 2003. FIN 45 requires a guarantor entity, at the inception of a guarantee covered by the measurement provisions of the interpretation, to record a liability for the fair value of the obligation undertaken in issuing the guarantee. Suffolk has financial and performance letters of credit. Financial letters of credit require Suffolk to make payment if the customer's financial condition deteriorates, as defined in the agreements. Performance letters of credit require Suffolk to make payments if the customer fails to perform certain nonfinancial contractual obligations. Suffolk previously did not record a liability when guaranteeing obligations unless it became probable that Suffolk would have to perform under the guarantee. FIN 45 applies prospectively to guarantees Suffolk issues or modifies subsequent to December 31, 2002. The maximum potential undiscounted amount of the future payments of these letters of credit as of December 31, 2003 is $5,754,000 and they expire as follows:

--------------------------------------------------------------------------------
2004                                                                  $4,266,000
2005                                                                     909,000
2006                                                                     478,000
2007                                                                     101,000
--------------------------------------------------------------------------------
                                                                      $5,754,000
================================================================================

Amounts due under these letters of credit would be reduced by any proceeds that Suffolk would be able to obtain in liquidating the collateral for the loans, which varies depending on the customer. The valuation of the allowance for loan losses includes a provision of $8,631 for loan losses based on the letters of credit outstanding on December 31, 2003.

In October 2003, the AICPA issued SOP 03-3, "Accounting for Loans or Certain Debt Securities Acquired in a Transfer" ("SOP 03-3"). SOP 03-3 applies to loans with evidence of deterioration of credit quality since origination acquired by completion of a transfer for which it is probable at acquisition, that the Company will be unable to collect all contractually required payments receivable. SOP 03-3 requires that the Company recognize the excess of all cash flows expected at acquisition over the investor's initial investment in the loan as interest income on a level-yield basis over the life of the loan as the accretable yield. The loan's contractual required payments receivable in excess of the amount of its cash flows excepted at acquisition (nonaccretable difference) should not be recognized as an adjustment to yield, a loss accrual, or a valuation allowance for credit risk. SOP 03-3 is effective for loans acquired in fiscal years beginning after December 31, 2004. Early adoption is permitted. Management is currently evaluating the provisions of SOP 03-3.

In July 2001, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB")No. 102, "Selected Loan Loss Allowance Methodology and Documentation Issues." SAB No. 102 provides guidance on the development, documentation, and application of a systematic methodology for determining the allowance for loans and leases in accordance with U.S. GAAP and is effective upon issuance. The adoption of SAB No. 102 did not have a material impact on the Bank's financial position or results of operations.

(E) Premises and Equipment -- Premises and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation is calculated by the declining-balance or straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized using the straight-line method over the term of the lease or the estimated life of the asset, whichever is shorter.

On January 1, 2002, the Bank adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 retains the existing requirements to recognize and measure the impairment of long-lived assets to be held and used or to be disposed of by sale. SFAS No. 144 changes the requirements relating to reporting the effects of a disposal or discontinuation of a segment of a business. The adoption of this statement did not have an impact on the financial condition or results of operations of the Bank.

(F) Other Real Estate Owned -- Property acquired through foreclosure (other real estate owned or "OREO"), is stated at the lower of cost or fair value less selling costs. Credit losses arising at the time of the acquisition of property are charged against the allowance for loan losses. Any additional write-downs to the carrying value of these assets that may be required, as well as the cost of maintaining and operating these foreclosed properties, are charged to expense. Additional write-downs are recorded in a valuation reserve account that is maintained asset by asset.

(G) Excess of Cost Over Fair Value of Net Assets Acquired and Other Intangible Assets-- Through December 31, 2001, the excess of cost over fair value of net assets acquired (goodwill) was amortized on a straight-line basis over a period of ten years. Effective with the adoption of SFAS No. 142, "Goodwill and Other Intangible Assets," on January 1, 2002, the Bank ceased amortizing goodwill and, instead, tests goodwill for impairment on a periodic basis.

(H) Income Taxes -- Suffolk uses an asset and liability approach to accounting for income taxes. The asset and liability approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. Deferred tax assets are recognized if it is more likely than not that a future benefit will be realized. It is management's position that no valuation is necessary against any of Suffolk's deferred tax assets.

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

(K) Stock-Based Compensation -- At December 31, 2003, the Bank had one stock-based employee compensation plan, which is more fully described in Note 7. The bank accounts for that plan under the recognition and measurement principles of APB No. 25, "Accounting for Stock Issued to Employees," and related interpretations, as an accepted alternative under FASB No. 123, "Accounting for Stock-Based Compensation." All options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant.

The following table illustrates the effect on net income and earnings-per-share if the Bank had applied the fair value recognition provisions of FASB No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation:
(in thousands, except per-share amounts)

--------------------------------------------------------------------------------
                                                      2003       2002      2001
--------------------------------------------------------------------------------
Net Income:                            As Reported   $21,336   $21,269   $18,685
                                       Pro Forma      21,279    21,242    18,656
--------------------------------------------------------------------------------
Basic EPS:                             As Reported      1.92      1.82      1.58
                                       Pro Forma        1.92      1.82      1.58
--------------------------------------------------------------------------------

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

(P) Segment Reporting -- SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," requires that public companies report certain information about operating segments. It also requires that public companies report certain information about their products and services, the geographic areas in which they operate, and their major customers. Suffolk is a regional bank, which offers a wide array of products and services to its customers. Pursuant to its banking strategy, emphasis is placed on building relationships with its customers, as opposed to building specific lines of business. As a result, at December 31, 2003 and 2002, Suffolk is not organized around discernible lines of business and prefers to work as an integrated unit to customize solutions for its customers, with business line emphasis and product offerings changing over time as needs and demands change. Thus, all necessary requirements of SFAS No. 131 have been met by Suffolk as of December 31, 2003.

(Q) Variable Interest Entities (VIE's) -- In January 2003, the FASB issued FASB Interpretation 46 ("FIN 46"), "Consolidation of Variable Interest Entities." FIN 46 clarifies the application of Accounting Research Bulletin 51, "Consolidated Financial Statements," for certain entities that do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest ("variable interest entities"). Variable interest entities within the scope of FIN 46 will be required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity' expected losses, receives a majority of its expected returns, or both. Subsequent to the issuance of FIN 46, the FASB issued a revised interpretation, FIN 46(R), the provisions of which must be applied to certain variable interest entities by March 31, 2004. Suffolk plans to adopt the provisions under the revised interpretation in the first quarter of 2004. Suffolk has determined the adoption of the provisions of FIN 46 do not materially impact its financial condition or results of operation.

(R) Reclassification of Prior Year Consolidated Financial Statements -- Certain reclassifications have been made to the prior year's consolidated financial statements that conform with the current year's presentation.

Note 2 -- Investment Securities

The amortized cost, estimated fair values, and gross unrealized gains and losses of Suffolk's investment securities available for sale and held to maturity at December 31, 2003 and 2002 were (in thousands)

------------------------------------------------------------------------------------------------------
                                                                          2003
------------------------------------------------------------------------------------------------------
                                                                   Estimated     Gross        Gross
                                                       Amortized      Fair     Unrealized   Unrealized
                                                         Cost        Value       Gains        Losses
------------------------------------------------------------------------------------------------------
Available for sale:
   U.S. Treasury securities                             $  9,393    $  9,840     $   447      $    --
   U.S. government agency debt                            98,337     102,554       4,345         (128)
   Collateralized mortgage obligations agency issue      243,403     245,917       4,004       (1,462)
   Collateralized mortgage obligations private issue       1,561       1,590          29           --
   Mortgage-backed securities                              9,126       9,399         273           --
   Obligations of states and political subdivisions        6,682       6,889         224          (17)
------------------------------------------------------------------------------------------------------
Balance at end of year                                   368,502     376,189       9,322       (1,607)
------------------------------------------------------------------------------------------------------
Held to maturity:
   Obligations of states and political subdivisions       12,369      13,093         733           (9)
Other securities                                           2,272       2,272          --           --
------------------------------------------------------------------------------------------------------
Balance at end of year                                    14,641      15,365         733           (9)
------------------------------------------------------------------------------------------------------
Total investment securities                             $383,143    $391,554     $10,055      $(1,616)
======================================================================================================

------------------------------------------------------------------------------------------------------
                                                                             2002
------------------------------------------------------------------------------------------------------
                                                                   Estimated     Gross        Gross
                                                       Amortized      Fair     Unrealized   Unrealized
                                                         Cost        Value       Gains        Losses
------------------------------------------------------------------------------------------------------
Available for sale:
   U.S. Treasury securities                             $  9,393    $ 10,020     $   627       $  --
   U.S. government agency debt                            69,250      74,740       5,490          --
   Collateralized mortgage obligations agency issue      242,167     249,914       7,920        (173)
   Collateralized mortgage obligations private issue       6,218       6,307          89          --
   Mortgage-backed securities                             15,168      15,361         193          --
   Obligations of states and political subdivisions        3,494       3,561          82         (15)
------------------------------------------------------------------------------------------------------
Balance at end of year                                   345,690     359,903      14,401        (188)
------------------------------------------------------------------------------------------------------
Held to maturity:
   Obligations of states and political subdivisions       14,884      15,544         660          --
Other securities                                           2,099       2,099          --          --
------------------------------------------------------------------------------------------------------
Balance at end of year                                    16,983      17,643         660          --
------------------------------------------------------------------------------------------------------
Total investment securities                             $362,673    $377,546     $15,061       $(188)
======================================================================================================

The amortized cost, maturities, and approximate fair value of Suffolk's investment securities at December 31, 2003 are as follows: (in thousands)

----------------------------------------------------------------------------------------------------
                                                            Available for Sale
----------------------------------------------------------------------------------------------------
                                                                   U.S.             Obligations of
                                         U.S. Treasury         Govt. Agency       States & Political
                                          Securities               Debt              Subdivisions
----------------------------------------------------------------------------------------------------
                                      Amortized    Fair    Amortized     Fair     Amortized    Fair
(1) Maturity (in years)                  Cost      Value      Cost       Value       Cost      Value
----------------------------------------------------------------------------------------------------
Within 1                                $   --    $   --    $    --    $     --     $   --    $   --
After 1 but within 5                     9,393     9,840     98,337     102,554         --        --
After 5 but within 10                       --        --         --          --         --        --
After 10                                    --        --         --          --      6,682     6,889
Other Securities                            --        --         --          --         --        --
----------------------------------------------------------------------------------------------------
Subtotal                                $9,393    $9,840    $98,337    $102,554     $6,682    $6,889
Collateralized mortgage obligations
Mortgage-backed securities
----------------------------------------------------------------------------------------------------
Total
====================================================================================================

-----------------------------------------------------------------------------------------------------
                                                              Held to Maturity
-----------------------------------------------------------------------------------------------------
                                         Obligations of                            Total       Total
                                       States & Political          Other         Amortized     Fair
                                          Subdivisions          Securities          Cost       Value
-----------------------------------------------------------------------------------------------------
                                      Amortized     Fair    Amortized    Fair
(1) Maturity (in years                  Cost       Value       Cost      Value
-----------------------------------------------------------------------------------------------------
Within 1                               $ 6,409    $ 6,408     $   --    $   --    $  6,409   $  6,408
After 1 but within 5                       856        906         --        --     108,586    113,300
After 5 but within 10                       --         --         --        --          --         --
After 10                                 5,104      5,779         --        --      11,786     12,668
Other Securities                            --         --      2,272     2,272       2,272      2,272
-----------------------------------------------------------------------------------------------------
Subtotal                               $12,369    $13,093     $2,272    $2,272    $129,053   $134,648
Collateralized mortgage obligations                                                244,964    247,507
Mortgage-backed securities                                                           9,126      9,399
-----------------------------------------------------------------------------------------------------
Total                                                                             $383,143   $391,554
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

As a member of the Federal Home Loan Bank of New York, the bank owns Federal Home Loan Bank of New York stock with a book value of $1,535,000. The stock has no maturity and there is no public market for the investment.

At December 31, 2003 and 2002, investment securities carried at $149,969,000 and $189,496,000 respectively, were pledged to secure trust deposits and public funds on deposit.

During 2003, proceeds from sales of securities available for sale were $39,109,000 resulting in net realized gains of $464,000. During 2002 there were no sales of securities available for sale.

The table below indicates the length of time individual securities, both held-to-maturity and available-for-sale, have been held in a continuous unrealized loss position at December 31, 2003: (in thousands)

------------------------------------------------------------------------------------------------------------------
                                                         Less than 12 months              12 months or longer
------------------------------------------------------------------------------------------------------------------
                                       Number of
Type of securities                    Securities   Fair value   Unrealized losses   Fair value   Unrealized losses
------------------------------------------------------------------------------------------------------------------
U. S. government agency securities        1         $ 29,810          $  128            $--             $--
Municipal securities                      12           6,357              26             --              --
Collateralized mortgage obligations       12         106,410           1,395             --              --
------------------------------------------------------------------------------------------------------------------
Total                                     25        $142,577          $1,549            $--             $--
==================================================================================================================

--------------------------------------------------------------------
                                                   Total
--------------------------------------------------------------------

Type of securities                    Fair value   Unrealized losses
--------------------------------------------------------------------
U. S. government agency securities     $ 29,810          $  128
Municipal securities                      6,357              26
Collateralized mortgage obligations     106,410           1,395
--------------------------------------------------------------------
Total                                  $142,577          $1,549
====================================================================

Management has considered factors regarding other than temporarily impaired securities and determined that there are no impaired securities as of December 31, 2003.

Note 3 -- Loans

At December 31, 2003 and 2002, loans included the following: (in thousands)

--------------------------------------------------------------------------------
                                                              2003        2002
--------------------------------------------------------------------------------
Commercial, financial, and agricultural                     $171,616   $150,130
Commercial real estate                                       232,119    183,501
Real estate construction loans                                30,461     36,558
Residential mortgages (1st and 2nd liens)                    113,979     94,864
Home equity loans                                             60,397     44,349
Consumer loans                                               229,819    277,911
Other loans                                                      778      1,522
--------------------------------------------------------------------------------
                                                             839,169    788,835
Unearned discounts                                              (108)      (278)
Allowance for loan losses                                     (8,551)    (8,695)
--------------------------------------------------------------------------------
Balance at end of year                                      $830,510   $779,862
================================================================================

Restructured loans, loans not accruing interest, and loans contractually past due 90 days or more with regard to payment of principal and/or interest amounted to $3,105,000 and $2,107,000 at December 31, 2003 and 2002, respectively.
Interest on loans that have been restructured or are no longer accruing interest would have amounted to $71,000 during 2003, $129,000 during 2002, and $214,000 during 2001, under the contractual terms of those loans. Interest income recognized on restructured and non-accrual loans was immaterial for the years 2003, 2002, and 2001.

Suffolk makes loans to its directors and executives, as well as to other related parties in the ordinary course of its business. Loans made to directors and executives, either directly or indirectly, which exceed $60,000 in aggregate for any one director, totaled $20,049,000 and $17,368,000 at December 31, 2003 and 2002, respectively. Unused portions of lines of credit to directors and executives, directly or indirectly, totaled $6,722,000 and $12,035,000. New loans totaling $46,260,000 were granted and payments of $42,688,000 were received during 2003. Loan balances outstanding for new directors appointed during 2003 were $1,146,000 at time of appointment. Loan balances outstanding for retired directors during 2003 were $2,037,000 at time of retirement.

Note 4 -- Allowance for Loan Losses

An analysis of the changes in the allowance for loan losses follows: (in thousands)

-------------------------------------------------------------------------------
                                                       2003      2002     2001
-------------------------------------------------------------------------------
Balance at beginning of year                         $ 8,695   $ 8,825   $7,749
Provision for loan losses                                932     1,380    1,544
Loans charged-off                                     (2,012)   (1,853)    (806)
Recoveries on loans                                      936       343      338
-------------------------------------------------------------------------------
Balance at end of year                               $ 8,551   $ 8,695   $8,825
===============================================================================

At December 31, 2003 and 2002, respectively, the Bank's recorded investment in impaired loans and the related valuation allowance calculated under SFAS No. 114 and SFAS No. 118 are as follows: (in thousands)

--------------------------------------------------------------------------------
                                                                     2003   2002
--------------------------------------------------------------------------------
Recorded investment                                                  $478   $476
Valuation allowance                                                   221    109
--------------------------------------------------------------------------------

This valuation allowance is included in the allowance for loan losses on the statements of condition. The average investment in impaired loans in 2003 was $392,000, compared to $557,000 in 2002.

Note 5 -- Premises and Equipment

The following table details premises and equipment: (in thousands)

-------------------------------------------------------------------------------
                                              Estimated
                                             Useful Lives     2003       2002
-------------------------------------------------------------------------------
Land                                          Indefinite    $  3,399   $  3,399
Premises                                    30 - 40 years     18,001     15,281
Furniture, fixtures & equipment              3 -  7 years     20,077     18,834
Leasehold improvements                       1 - 15 years      1,714      1,356
-------------------------------------------------------------------------------
                                                              43,191     38,870
Accumulated depreciation
   and amortization                                          (20,411)   (18,433)
-------------------------------------------------------------------------------
Balance at end of year                                      $ 22,780   $ 20,437
===============================================================================

Depreciation and amortization charged to operations amounted to $2,146,000, $2,282,000, and $2,005,000 during 2003, 2002, and 2001, respectively.

Note 6 -- Short - Term Borrowings

Presented below is information concerning short-term interest-bearing liabilities, principally Federal Home Loan Bank Borrowings with maturities of less than one year, and their related weighted-average interest rates for the years 2003 and 2002: (dollars in thousands)

-------------------------------------------------------------------------------
                                                                  2003     2002
-------------------------------------------------------------------------------
Daily average outstanding                                       $ 4,501   $  34
Total interest cost                                                  61       1
Average interest rate paid                                         1.36%   1.83%
Maximum amount outstanding at any
   month-end                                                    $28,000   $  --
December 31, balance                                             20,000      --
Weighted-average interest rate
   on balances outstanding at December 31                          1.04%     --%
===============================================================================

Suffolk has no assets pledged as collateral to the Federal Reserve Bank as of December 31, 2003. Assets pledged as collateral to the Federal Home Loan Bank as of December 31, 2003 totaled $70,331,000.

Note 7 -- Stockholders' Equity

Suffolk has a Dividend Reinvestment Plan. Stockholders can reinvest dividends in common stock of Suffolk at a 3 percent discount from market value on newly issued shares. Shareholders may also make additional cash purchases. No shares were issued in 2003, 2002, or 2001.

At December 31, 2003, Suffolk has a Stock Option Plan ("the Plan") under which 600,000 shares of Suffolk's common stock were reserved for issuance to key employees. Options are awarded by a committee appointed by the Board of Directors. The Plan provides that the option price shall not be less than the fair value of the common stock on the date the option is granted. All options are exercisable for a period of ten years or less. The Plan provides for the grant of stock appreciation rights that the holder may exercise instead of the underlying option.

When the stock appreciation right is exercised, the underlying option is canceled. The optionee receives shares of common stock with a fair market value equal to the excess of the fair value of the shares subject to the option at the time of exercise (or the portion thereof so exercised) over the aggregate option price of the shares set forth in the option agreement. The exercise of stock appreciation rights is treated as the exercise of the underlying option. Options vest after one year and expire after ten years. Compensation expense related to stock appreciation rights amounted to approximately $226,000, $309,000, and $259,000 for the years ended December 31, 2003, 2002, and 2001, respectively.

The following table presents the options granted, exercised, or expired during each of the past three years:

--------------------------------------------------------------------------------
                                                     Shares   Wtd. Avg. Exercise
--------------------------------------------------------------------------------
Balance at December 31, 2000                        110,400         $11.65
Options granted                                      40,000          15.50
Options exercised                                   (69,000)         11.52
Options expired or terminated                            --             --
--------------------------------------------------------------------------------
Balance at December 31, 2001                         81,400         $14.00
Options granted                                          --
Options exercised                                    (5,000)         15.50
Options expired or terminated                            --             --
--------------------------------------------------------------------------------
Balance at December 31, 2002                         76,400         $14.00
Options granted                                      15,500          31.83
Options exercised                                   (16,400)         11.33
Options expired or terminated                            --             --
--------------------------------------------------------------------------------
Balance at December 31, 2003                         75,500         $13.90
================================================================================

The following table presents additional information:

-------------------------------------------------------------------------------
           At, or during,
       year ended December 31,                         2003     2002      2001
-------------------------------------------------------------------------------
             Average remaining

     contractual life in years                          6.99     7.34      7.89
   Exercisable options (vested)                       60,000   81,400    41,400
Weighted average fair value of
  options (Black-Scholes model)
             at date of grant:                       $  8.80   na       $  3.40
    Black-Scholes Assumptions:
       Risk-free interest rate                          3.96%  na          5.17%
       Expected dividend yield                          2.60%  na          2.93%
        Expected life in years                            10   na            10
           Expected volatility                         26.50%  na         14.80%
===============================================================================

All dividends must conform to applicable statutory requirements. Under 12 USC 56-9, a national bank may not pay a dividend on its common stock if the dividend would exceed net undivided profits then on hand. Further, under 12 USC 60, a national bank must obtain prior approval from the Office of the Comptroller of the Currency ("OCC") to pay dividends on either common or preferred stock that would exceed the bank's net profits for the current year combined with retained net profits (net profits minus dividends paid during that period) from the prior two years. At December 31, 2003, approximately $35,765,000 was available for dividends from the Bank to Suffolk Bancorp without prior approval of the OCC.

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

-------------------------------------------------------------------------------
                                                      2003      2002      2001
-------------------------------------------------------------------------------
Current: Federal                                    $11,437   $11,909   $10,556
         State                                        2,251     3,143     2,240
-------------------------------------------------------------------------------
                                                     13,688    15,052    12,796
Deferred: Federal                                     2,146       159       (25)
          State                                      (1,788)   (1,191)     (536)
-------------------------------------------------------------------------------
                                                        358    (1,032)     (561)
-------------------------------------------------------------------------------
Total                                               $14,046   $14,020   $12,235
===============================================================================

The total tax expense was greater than the amounts computed by applying the federal income tax rate because of the following:

-------------------------------------------------------------------------------
                                                             2003   2002   2001
-------------------------------------------------------------------------------
Federal income tax expense
   at statutory rates                                         35%    35%    35%
Tax-exempt interest                                            0%    (1%)   (1%)
Amortization of excess cost over
   fair value of net assets acquired                           0%     0%     1%
State income taxes net of
   federal benefit                                             4%     5%     4%
Other                                                          1%     1%     1%
-------------------------------------------------------------------------------
Total                                                         40%    40%    40%
===============================================================================

The effects of temporary differences between tax and financial accounting that create significant deferred-tax assets and liabilities at December 31, 2003 and 2002, and the recognition of income and expense for purposes of tax and financial reporting, that resulted in a net increase to Suffolk's net deferred tax (liability) asset for the years ended December 31, 2003, 2002, and 2001 are presented below: (in thousands)

-------------------------------------------------------------------------------
                                                        2003     2002     2001
-------------------------------------------------------------------------------
Deferred tax assets:
   Provision for possible
      loan losses                                      $3,495   $3,610   $3,607
   Post-retirement benefits                               930      915      881
   Deferred compensation                                1,676    1,603      913
   Other                                                  410      820      633
-------------------------------------------------------------------------------
Total deferred tax assets
   before valuation allowance                           6,511    6,948    6,034
      Valuation allowance                                  --       --       --
-------------------------------------------------------------------------------
Total deferred tax assets
   net of valuation allowance                           6,511    6,948    6,034
-------------------------------------------------------------------------------
Deferred tax liabilities:
   Pension                                              1,526    1,604    1,722
   Securities available for sale                        3,151    5,827      761
-------------------------------------------------------------------------------
Total deferred tax liabilities                          4,677    7,431    2,483
-------------------------------------------------------------------------------
Net deferred tax asset (liability)                     $1,834   $ (483)  $3,551
===============================================================================

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

The following tables set forth the status of Suffolk combined plan as of September 30, 2003 and September 30, 2002, the time at which the annual valuation of the plan is made.

The following table sets forth the plan's change in benefit obligation:

-------------------------------------------------------------------------------
                                                          2003             2002
-------------------------------------------------------------------------------
Benefit obligation at beginning of year               $16,716,664   $14,614,955
Service cost                                              969,625       881,106
Interest cost                                           1,105,458       966,983
Actuarial loss                                          1,776,534       933,816
Benefits paid                                            (756,405)     (680,196)
-------------------------------------------------------------------------------
Benefit obligation at end of year                     $19,811,876   $16,716,664
===============================================================================

The following table sets forth the plan's change in plan assets:

-------------------------------------------------------------------------------
                                                          2003          2002
-------------------------------------------------------------------------------
Fair value of plan assets at beginning of year        $14,934,761   $16,376,205
Actual return on plan assets                            2,659,246      (886,316)
Employer contribution                                     878,904       125,068
Benefits paid                                            (756,405)     (680,196)
-------------------------------------------------------------------------------
Fair value of plan assets at end of year              $17,716,506   $14,934,761
===============================================================================

Suffolk will be required to make an annual minimum contribution of $1,064,363 by June 14, 2004 for the plan year ending September 30, 2003 and $1,207,091 by June 15, 2005 for the plan year ending September 30, 2004.

The following table summarizes the funded status of the plan:

-------------------------------------------------------------------------------
                                                         2003           2002
-------------------------------------------------------------------------------
Funded status                                         $(2,095,370)  $(1,781,903)
Unrecognized net transition liability                     (64,388)     (118,376)
Unrecognized prior service cost                           (36,578)      (40,557)
Unrecognized net loss                                   5,843,504     5,717,337
-------------------------------------------------------------------------------
Prepaid cost                                          $ 3,647,168   $ 3,776,501
===============================================================================

The following table summarizes the net periodic pension cost:

-------------------------------------------------------------------------------
                                           2003          2002           2001
-------------------------------------------------------------------------------
Service cost                            $ 1,128,438   $   969,625   $   901,874
Interest cost on projected
   benefit obligations                    1,163,160     1,105,458       991,645
Expected return on plan assets           (1,408,445)   (1,262,701)   (1,373,214)
Net amortization & deferral                 184,093       195,855        22,691
-------------------------------------------------------------------------------
Net periodic pension cost               $ 1,067,246   $ 1,008,237   $   542,996
===============================================================================
Weighted-average
   discount rate                               6.75%         6.75%         6.75%
Rate of increase
   in future compensation                      3.00%         4.00%         4.00%
Expected long-term rate
   of return on assets                         8.00%         8.50%         8.50%
===============================================================================

Plan Assets

Suffolk's pension plan weighted-average asset allocations at September 30, 2003 and 2002, by asset category are as follows:

                                                                at September 30,
--------------------------------------------------------------------------------
Asset category                                                     2003    2002
--------------------------------------------------------------------------------
Equity Securities                                                 59.70%  55.30%
Debt Securities                                                   34.50%  36.30%
Other                                                              5.80%   8.40%
--------------------------------------------------------------------------------
Total                                                               100%    100%
================================================================================

Investment Policies

The New York State Bankers Retirement System (the "System") was established in 1938 to provide for the payment of benefits to employees of participating banks. The System is overseen by a Board of Trustees who meets quarterly and sets the investment policy guidelines.

The System utilizes two investment management firms (which will be referred to as Firm I and Firm II), each investing approximately 50% of the total portfolio. The System's Investment objective is to exceed the investment benchmarks in each asset category. Each firm operates under a separate written investment policy approved by the Trustees and designed to achieve an allocation approximating 60% invested in equity securities and 40% invested in debt securities.

Each Firm shall report at least quarterly to the Investment Committee and semiannually to the Board.

Equity Securities

The target allocation percentage for equity securities is 60% but may vary from 50%-70% at the investment manager's discretion. Firm I is employed for its expertise as a Value Manager. It is allowed to invest a certain amount of the equity portfolio under its management in international securities and to hedge said international securities so as to protect against currency devaluations.

The equities managed by Firm II are in a commingled Large Cap Equity Fund. The Fund is invested in a diversified portfolio of common or capital stocks, or bonds, debentures, notes, or preferred stocks convertible into common or capital stocks, or in other types of equity investments whether foreign or domestic. Short-term obligations of the U.S. government or other short-term investments may be purchased and held pending the selection and purchase of suitable investments which meet the guidelines above. Investments may include units of participation in any other Fund established within this Fund which consists of assets of the nature described in the preceding paragraph.

Debt Securities

For both investment portfolios, the target allocation percentage for debt securities is 40% but may vary from 30%-50% at the investment manager's discretion

The Fixed Income Portfolio managed by Firm I operates with guidelines relating to types of debt securities, quality ratings, maturities, and maximum single and sector allocations.

The portfolio may trade foreign currencies in both spot and forward markets to effect securities transactions and to hedge underlying asset positions. The purchase and sale of futures and options on futures on foreign currencies and on foreign and domestic bonds, bond indices, and short-term securities is permitted; however, purchases may not be used to leverage the portfolio. Currency transactions may only be used to hedge 0-100% of currency exposure of foreign securities.

The Fixed Income managed by Firm II is in a commingled Fixed Income Fund. This style of fixed income management focuses of high quality securities drawn from various market sectors, including U.S. Treasuries and government sponsored agencies, sovereigns, supranationals, residential mortgage backed securities
(MBS), corporates, commercial mortgage backed securities (CMBS), asset backed securities (ABS), and municipals as set forth in its guidelines and the System's investment policy.

Expected Long-Term Rate-of-Return

The expected long-term rate-of-return on plan assets reflects long-term earnings expectations on existing plan assets and those contributions expected to be received during the current plan year. In estimating that rate, appropriate consideration was given to historical returns earned by plan assets in the fund and the rates of return expected to be available for reinvestment. Average rates of return over the past 1, 3, 5, and 10 year periods were determined and subsequently adjusted to reflect current capital market assumptions and changes in investment allocations.

(B) Director's Retirement Income Agreement of the Bank of the Hamptons -- On April 11, 1994, Suffolk acquired Hamptons Bancshares, Inc., which had a director's deferred compensation plan. The liability for this plan was approximately $324,000 and $357,000 on December 31, 2003 and 2002. Interest (approximately $25,000 in 2003 and $36,000 in 2002) is accrued over the term of the plan. In 2003, the Bank paid approximately $63,000 to participants.

(C) Deferred Compensation Plan -- During 1986, the Board approved a deferred compensation plan. Under the plan, certain employees and Directors of Suffolk elected to defer compensation aggregating approximately $177,000 in exchange for stated future payments to be made at specified dates. The rate of return on the initial deferral was guaranteed. For purposes of financial reporting, interest (approximately $135,000 in 2003, $279,000 in 2002, and $280,000 in 2001) at the
plan's contractual rate is being accrued on the deferral amounts over the expected plan term. During 2003, Suffolk made payments of approximately $155,000 to participants of the plan. Suffolk has purchased life insurance policies on the plan's participants based upon reasonable actuarial benefit and other financial assumptions where the present value of the projected cash flows from the insurance proceeds approximates the present value of the projected cost of the employee benefit. Suffolk is the named beneficiary on the policies. Net insurance income (expense) related to the policies aggregated approximately $47,000, ($56,000), and $58,000, in 2003, 2002, and 2001, respectively.

(D) Post-Retirement Benefits Other Than Pension -- The following table sets forth the post-retirement benefit liability included in other liabilities in the accompanying consolidated statements of condition as of December 31, 2003 and 2002:

-------------------------------------------------------------------------------
                                                         2003           2002
-------------------------------------------------------------------------------
Accumulated post-retirement benefit obligation
   (the "APBO"):

Retirees                                              $  (714,233)  $  (625,953)
Fully eligible active plan participants                  (584,706)     (434,491)
Other active participants                                (220,904)     (165,898)
-------------------------------------------------------------------------------
Total APBO                                            $(1,519,843)  $(1,226,342)
Unrecognized net gain                                    (672,302)     (901,633)
Unrecognized transition obligation                          7,374         8,282
-------------------------------------------------------------------------------
Post-retirement benefit liability                     $(2,184,771)  $(2,119,693)
===============================================================================

Net periodic post-retirement benefit cost (the "net periodic cost") for the years ended December 31, 2003, 2002, and 2001 includes the following components:

-------------------------------------------------------------------------------
                                                   2003       2002       2001
-------------------------------------------------------------------------------
Service cost of benefits earned                  $ 34,284   $ 27,950   $ 13,740
Interest cost on liability                         81,807     74,954     54,435
Unrecognized (gain) loss                          (44,950)   (52,129)   (73,074)
-------------------------------------------------------------------------------
Net periodic cost                                $ 71,141   $ 50,775   $ (4,899)
===============================================================================

Benefit assumptions are based on sponsor contributions of $13.65 per month per retiree for medical expenses and $0.27 per participant per month per $1,000 of life insurance. The retiree is responsible for the premiums, less sponsor contributions.

(E) Deferred Bonus Plans -- During 1999, the Board approved a non-qualified deferred compensation plan. Under this plan, certain employees and Directors of Suffolk may elect to defer some or all of their compensation in exchange for a future payment of the compensation deferred, with accrued interest, at retirement. During 2003, participants deferred compensation totaling $386,000. No payments have been made to any of the participants.

Note 10 -- Commitments and Contingent Liabilities

In the normal course of business, there are various outstanding commitments and contingent liabilities, such as standby letters-of-credit and commitments to extend credit, which are not reflected in the accompanying consolidated financial statements. No material losses are anticipated as a result of these transactions. Suffolk is contingently liable under standby letters-of-credit in the amount of $5,719,000 and $8,471,000 at December 31, 2003 and 2002,
respectively. Suffolk has commitments to make or to extend credit in the form of revolving open-end lines secured by one to four family residential properties, commercial real estate, construction and land development loans, and lease financing arrangements in the amount of $92,300,000 and $61,639,000, and commercial loans of $26,591,000 and $18,560,000 as of December 31, 2003 and 2002, respectively.

In the opinion of management, based upon legal counsel, liabilities arising from legal proceedings against Suffolk would not have a significant effect on the financial position of Suffolk.

During 2003, Suffolk was required to maintain balances with the Federal Reserve Bank of New York for reserve and clearing requirements. These balances averaged $3,605,000 in 2003.

Total rental expense for the years ended December 31, 2003, 2002, and 2001 amounted to $653,000, $807,000, and $756,000, respectively.

At December 31, 2003, Suffolk was obligated under a number of noncancelable operating leases for land and buildings used for bank purposes. Minimum annual rentals, exclusive of taxes and other charges under noncancelable operating leases, are summarized as follows: (in thousands)

--------------------------------------------------------------------------------
                                                                 Minimum Rentals
--------------------------------------------------------------------------------
2004                                                                  $  698
2005                                                                     644
2006                                                                     623
2007                                                                     530
2008                                                                     398
2009 and thereafter                                                    1,438
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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2003, that the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 2003, the most recent notification from the Comptroller of the Currency categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. Management believes that since that notification no circumstances have changed the institution's category.

The Bank's actual capital amounts and ratios are also presented in the following table: (dollars in thousands)

-----------------------------------------------------------------------------------------------------------------------
                                                                         Minimum                 Minimum to be
                                                                       for capital      "Well Capitalized" under prompt
                                           Actual capital ratios         adequacy        corrective action provisions
-----------------------------------------------------------------------------------------------------------------------
                                              Amount    Ratio       Amount      Ratio            Amount   Ratio
-----------------------------------------------------------------------------------------------------------------------
As of December 31, 2003

Total Capital (to risk-weighted assets)      $108,374   11.68%     $74,242       8.00%          $92,802   10.00%
Tier 1 Capital (to risk-weighted assets)       99,822   10.76%      37,121       4.00%           55,681    6.00%
Tier 1 Capital (to average assets)             99,822    7.70%      51,869       4.00%           64,836    5.00%
=======================================================================================================================
As of December 31, 2002

Total Capital (to risk-weighted assets)      $117,251   13.39%     $70,079       8.00%          $87,599   10.00%
Tier 1 Capital (to risk-weighted assets)      108,556   12.39%      35,039       4.00%           52,559    6.00%
Tier 1 Capital (to average assets)            108,556    8.77%      49,490       4.00%           61,863    5.00%
=======================================================================================================================

                        Note 12 -- Credit Concentrations

Suffolk's principal investment are loans and a portfolio of short- and medium-term debt of the United States Treasury, states and other political subdivisions, U.S. government agencies, corporations, and mortgage-backed securities and CMO's.

Consumer loans, net of unearned discounts, comprised 27.4 percent of Suffolk's loan portfolio and 17.3 percent of assets. A majority are indirect dealer-generated loans secured by automobiles. Most of these loans are made to residents of Suffolk's primary lending area. Each loan is small in amount. Borrowers represent a cross-section of the population and are employed in a variety of industries. The risk presented by any one loan is correspondingly small, and therefore, the risk that this portion of the portfolio presents to Suffolk depends on the financial stability of the population as a whole, not any one entity or industry. Loans secured by real estate comprise 52.1 percent of the portfolio and 32.9 percent of assets, 27.7 percent of which are for commercial real estate. Commercial real estate loans present greater risk than residential mortgages. Suffolk has attempted to minimize the risks of these loans by considering several factors, including the creditworthiness of the borrower, location, condition, value, and the business prospects for the security property. Commercial, financial, and agricultural loans, unsecured or secured by collateral other than real estate, comprise 20.5 percent of the loan portfolio and 12.9 percent of assets. These loans present significantly greater risk than other types of loans. Average credits are greater in size than consumer loans, and unsecured loans may be more difficult to collect. Suffolk obtains, whenever possible, both the personal guarantees of the principal(s) and cross-guarantees among the principals' business enterprises. U.S. Treasury securities represented 2.5 percent of the investment portfolio and .7 percent of assets. U.S. government agency debt securities represented 26.2 percent of the investment portfolio and 7.7 percent of assets. These offer little or no financial risk. Collateralized mortgage obligations represented 63.3 percent of the investment portfolio and 18.6 percent of assets. Mortgage-backed securities represented 2.4 percent of the investment portfolio and .7 percent of assets. Municipal obligations constitute 5 percent of the investment portfolio and 1.4 percent of assets. These obligations present slightly greater risk than U.S. Treasury securities, or those secured by the U.S. government, but significantly less risk than loans because they are backed by the full faith and taxing power of the issuer, each of which is located in the state of New York. Suffolk usually holds these securities to maturity.

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

-------------------------------------------------------------------------------
                                       2003                      2002
-------------------------------------------------------------------------------
                               Carrying        Fair      Carrying       Fair
                                Amount        Value       Amount        Value
-------------------------------------------------------------------------------
Cash & cash equivalents       $   56,353   $   56,353   $   65,500   $   65,500
Investment securities
   available for sale            376,189      376,189      359,903      359,903
Investment securities
   held to maturity               14,641       15,365       16,983       17,643
Loans, net                       839,061      853,238      788,557      802,586
Accrued interest receivable        5,869        5,869        5,946        5,946
Deposits                       1,187,396    1,193,439    1,142,582    1,148,007
Accrued interest payable             800          800        1,334        1,334
===============================================================================

Limitations

The following estimates are made at a specific point in time and may be based on judgments regarding losses expected in the future, risk, and other factors that are subjective in nature. The methods and assumptions used to produce the fair value estimates follow.

Short-Term Instruments

Short-term financial instruments are valued at the carrying amounts included in the statements of condition, which are reasonable estimates of fair value due to the relatively short term of the instruments. This approach applies to cash and cash equivalents; federal funds purchased; accrued interest receivable; non-interest-bearing demand deposits; N.O.W., money market, and saving accounts; accrued interest payable; and other borrowings.

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

Fair value for significant non-performing loans is based on recent external appraisals of collateral, if any. If appraisals are not available, estimated cash flows are discounted using a rate commensurate with the associated risk. Assumptions regarding credit risk, cash flows, and discount rates are made using available market information and specific borrower information. The carrying amount and fair value of loans were as follows at December 31, 2003 and 2002:
(in thousands)

--------------------------------------------------------------------------------
                                               2003                 2002
--------------------------------------------------------------------------------
                                       Carrying      Fair    Carrying      Fair
                                        Amount      Value     Amount      Value
--------------------------------------------------------------------------------
Commercial, financial
   & agricultural                      $171,616   $145,570   $150,130   $129,055
Commercial real estate                  232,119    244,772    183,501    200,475
Real estate
   construction loans                    30,461     28,873     36,558     27,686
Residential mortgages
   (1st & 2nd liens)                    113,979    116,984     94,864     96,493
Home equity loans                        60,397     60,397     44,349     44,673
Consumer loans                          229,711    255,864    277,633    302,682
Other loans                                 778        778      1,522      1,522

--------------------------------------------------------------------------------
Totals                                 $839,061   $853,238   $788,557   $802,586
================================================================================

Investment Securities

The fair value of the investment portfolio, including mortgage-backed securities, was based on quoted market prices or market prices of similar instruments.

Deposit Liabilities

The fair value of certificates of deposit less than $100,000 was calculated by discounting cash flows with applicable origination rates. At December 31, 2003, the fair value of certificates of deposit less than $100,000 totaling $215,117,000 had a carrying value of $213,777,000. At December 31, 2003, the fair value of certificates of deposit more than $100,000 totaling $22,367,000 had a carrying value of $21,946,000.

Commitments to Extend Credit, Standby Letters-of-Credit, and Written Financial Guarantees

The fair value of commitments to extend credit was estimated by either discounting cash flows or using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the current creditworthiness of the counterparties.

Credit in the form of revolving open-end lines secured by one-to-four family residential properties, commercial real estate, construction and land development loans, and lease financing arrangements were $92,300,000 and $61,639,000 as of December 31, 2003 and 2002, respectively.

The estimated fair value of written financial guarantees and letters-of-credit is based on fees currently charged for similar agreements. The contractual amounts of these commitments were $32,310,000 and $27,031,000 at December 31, 2003 and 2002. The fees charged for the commitments were not material in amount.

            Note 14 -- Selected Quarterly Financial Data (Unaudited)

The comparative results for the four quarters of 2003 and 2002 are as follows:
(in thousands of dollars except for share and per-share data)

-------------------------------------------------------------------------------------------
                                                              2003
-------------------------------------------------------------------------------------------
                                        1st Qtr.      2nd Qtr.      3rd Qtr.      4th Qtr.
-------------------------------------------------------------------------------------------
Interest income                       $    18,687   $    17,829   $    17,180   $    17,299
Interest expense                            2,949         2,659         2,225         1,968
-------------------------------------------------------------------------------------------
Net interest income                        15,738        15,170        14,955        15,331
Provision for loan losses                     270           270           180           212
-------------------------------------------------------------------------------------------
Net interest income after provision
   for loan losses                         15,468        14,900        14,775        15,119
Other income                                2,517         2,748         3,141         2,904
Other expense                               9,134         9,133         9,016         8,907
Provision for income taxes                  3,512         3,384         3,533         3,617
-------------------------------------------------------------------------------------------
Net income                            $     5,339   $     5,131   $     5,367   $     5,499
===========================================================================================
Basic per-share data:
-------------------------------------------------------------------------------------------
   Net income                         $      0.47   $      0.46   $      0.49   $      0.50
   Cash dividends                     $      0.19   $      0.19   $      0.19   $      0.19
   Average shares                      11,311,275    11,043,670    10,967,478    10,948,579
===========================================================================================

-------------------------------------------------------------------------------------------
                                                              2002
-------------------------------------------------------------------------------------------
                                        1st Qtr.      2nd Qtr.      3rd Qtr.      4th Qtr.
-------------------------------------------------------------------------------------------
Interest income                       $    19,460   $    19,722   $    19,830   $    19,416
Interest expense                            4,465         4,235         3,943         3,445
-------------------------------------------------------------------------------------------
Net interest income                        14,995        15,487        15,887        15,971
Provision for loan losses                     300           360           360           360
-------------------------------------------------------------------------------------------
Net interest income after provision
   for loan losses                         14,695        15,127        15,527        15,611
Other income                                2,220         2,315         2,807         2,731
Other expense                               8,514         8,647         9,091         9,492
Provision for income taxes                  3,340         3,501         3,666         3,513
-------------------------------------------------------------------------------------------
Net income                            $     5,061   $     5,294   $     5,577   $     5,337
===========================================================================================
Basic per-share data:
-------------------------------------------------------------------------------------------
   Net income                         $      0.43   $      0.45   $      0.48   $      0.46
   Cash dividends                     $      0.17   $      0.17   $      0.17   $      0.17
   Average shares                      11,767,980    11,715,577    11,632,079    11,519,318
===========================================================================================

 Note 15 -- Suffolk Bancorp (Parent Company Only) Condensed Financial Statements
                                 (in thousands)

------------------------------------------------------------------------------------
Condensed Statements of Condition as of December 31,     2003       2002       2001
------------------------------------------------------------------------------------
Assets
Due From Banks                                         $  2,083   $  1,973   $ 1,758
Investment in Subsidiaries: SCNB                        100,636    109,370    97,125
Other Assets                                                285        386       264
------------------------------------------------------------------------------------
Total Assets                                           $103,004   $111,729   $99,147
====================================================================================
Liabilities and Stockholders' Equity
Dividends Payable                                      $  2,080   $  1,956   $ 1,648
Other Liabilities                                           754        980       662
Stockholders' Equity                                    100,170    108,793    96,837
------------------------------------------------------------------------------------
Total Liabilities and Stockholders' Equity             $103,004   $111,729   $99,147
====================================================================================

----------------------------------------------------------------------------------------------
Condensed Statements of Income for the Years Ended December 31,      2003      2002      2001
----------------------------------------------------------------------------------------------
Income
Net Security Gains                                                 $    --   $    --   $   208
Other Income                                                            --         2        14
Dividends From Subsidiary Bank                                      26,258    16,706     9,350
----------------------------------------------------------------------------------------------
                                                                    26,258    16,708     9,572
Expense
Other Expense                                                           40       394       312
----------------------------------------------------------------------------------------------
Income Before Equity in Undistributed Net Income of Subsidiaries    26,218    16,314     9,260
Equity in Undistributed Earnings of Subsidiaries                    (4,882)    4,955     9,425
----------------------------------------------------------------------------------------------
Net Income                                                         $21,336   $21,269   $18,685
==============================================================================================

     Note 15 (continued) -- Suffolk Bancorp (Parent Company Only) Condensed Financial Statements (in thousands)

---------------------------------------------------------------------------------------------------
Condensed Statements of Cash Flows for the Years Ended December 31,     2003       2002       2001
---------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities
   Net Income                                                         $ 21,336   $ 21,269   $18,685
   Less: Equity in Undistributed Earnings of Subsidiaries                4,882     (4,955)   (9,425)
   Other, Net                                                             (124)       198       146
---------------------------------------------------------------------------------------------------
Net Cash Provided by Operating Activities                               26,094     16,512     9,406
---------------------------------------------------------------------------------------------------
Cash Flows From Investing Activities
   Maturities of Investment Securities; Available for Sale                  --         --       796
---------------------------------------------------------------------------------------------------
Net Cash Provided by Investing Activities                                   --         --       796
---------------------------------------------------------------------------------------------------
Cash Flows From Financing Activities
   Stock Options Exercised                                                  --         --       155
   Repurchase of Common Stock                                          (17,718)    (8,917)   (3,721)
   Dividends Paid                                                       (8,266)    (7,380)   (6,333)
---------------------------------------------------------------------------------------------------
Net Cash Used in Financing Activities                                  (25,984)   (16,297)   (9,899)
---------------------------------------------------------------------------------------------------
Net Increase in Cash and Cash Equivalents                                  110        215       303
Cash and Cash Equivalents, Beginning of Year                             1,973      1,758     1,455
---------------------------------------------------------------------------------------------------
Cash and Cash Equivalents, End of Year                                $  2,083   $  1,973   $ 1,758
===================================================================================================

Note: No income tax provision has been recorded on the books of Suffolk Bancorp since it files a return consolidated with its subsidiaries.

                                                           [Grant Thornton LOGO]

Report of Independent Public Accountants

Board of Directors
Suffolk Bancorp

     We have audited the accompanying consolidated statements of condition of Suffolk Bancorp and its subsidiary as of December 31, 2003 and 2002 and the related consolidated statements of income, changes in stockholders' equity, and cash flows for the years ended December 31, 2003 and 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of Suffolk Bancorp as of December 31, 2001 and for the year then ended, were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements in their report dated January 16, 2002.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Suffolk Bancorp as of December 31, 2003 and 2002, and the consolidated results of its operations and its consolidated cash flows for the years ended December 31, 2003 and 2002 in conformity with accounting principles generally accepted in the United States of America.


                                        /s/ Grant Thornton, LLP
                                        ----------------------------------------
                                        GRANT THORNTON, LLP

Philadelphia, Pennsylvania
January 26, 2004

--------------------------------------------------------------------------------

                                                          [SUFFOLK BANCORP LOGO]

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

The audit committee of the Board of Directors, which is composed entirely of directors who are not employees of Suffolk Bancorp, meets periodically with the independent auditors, internal auditors, and management to discuss audit and internal accounting controls, regulatory audits, and financial reporting matters.


/s/ Thomas S. Kohlmann                  /s/ J. Gordon Huszagh
-------------------------------------   ----------------------------------------
Thomas S. Kohlmann                      J. Gordon Huszagh
President & Chief Executive Officer     Executive Vice President & Chief
                                           Financial Officer

Riverhead, New York
January 26, 2004

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

                    ANNUAL REPORT PURSUANT TO SECTION 13 OF
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the fiscal year ended December 31, 2003 Commission File Number 0-13580

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

Class of Common Stock       Number of Shares Outstanding as of February 20, 2004
---------------------       ----------------------------------------------------
   $2.50 Par Value                               10,949,269

The aggregate market value of the Registrant's Common Stock (based on the most recent sale at $31.94 on February 20, 2004) held by non-affiliates was approximately $358,383,000.

                                     PART I

                       DOCUMENT INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for its Annual Meeting of Shareholders to be held April 13, 2004, filed on March 12, 2004. (Part III)

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

Suffolk's chief competition includes local banks with main or branch offices in the service area of Suffolk County National Bank, including North Fork Bank and Bridgehampton National Bank. Additionally, New York City money center banks and regional banks provide competition. These banks include primarily the Bank of New York, Citibank, Fleet Bank, and J.P. Morgan Chase.

Suffolk and its subsidiaries had 346 full-time and 62 part-time employees on December 31, 2003.

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

As a consequence of the extensive regulation of commercial banking activities in the United States, the business of Suffolk and its subsidiaries are particularly susceptible to federal and state legislation that may have the effect of increasing or decreasing the cost of doing business, modifying permissible activities, or enhancing Bank's the competitive position of other financial institutions.

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

                     Activities "Closely Related" to Banking

The BHC Act prohibits a bank holding company, with certain limited exceptions, from acquiring direct or indirect ownership or control of any voting shares of any company that is not a bank or from engaging in any activities other than those of banking, managing or controlling banks and certain other subsidiaries, or furnishing services to or performing services for its subsidiaries. One principal exception to these prohibitions allows the acquisition of interests in companies whose activities are found by the Federal Reserve Board, by order or regulation, to be closely related to banking, or managing or controlling banks. If a bank holding company has become a "financial holding company" (an "FHC"), it may engage in activities that are jointly determined by the Federal Reserve Board and the Treasury Department to be "financial in nature or incidental to such financial activity." FHCs may also engage in activities that are determined by the Federal Reserve to be "complementary to financial activities." See "Gramm-Leach-Bliley Act" for a brief summary of the statutory provisions relating to FHCs.

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

            Imposition of Liability for Undercapitalized Subsidiaries

The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") required each federal banking agency to revise its risk-based capital standards to ensure that those standards take adequate account of interest rate risk, concentration of credit risk, and the risks of nontraditional activities, as well as reflect the actual performance and expected risk of loss on multifamily mortgages. In accordance with the law, each federal banking agency has specified, by regulation, the levels at which an insured institution would be considered "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized." Under these regulations, as of December 31, 2003, the Bank would be deemed to be "well capitalized."

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

In July of 2001, provisions of the Gramm-Leach-Bliley Act became effective that impose additional requirements on financial institutions with respect to customer privacy. These provisions generally prohibit disclosure of customer information to nonaffiliated third parties unless the customer has been given the opportunity to object, and has not objected, to such disclosure. Financial insti-tutions are also required to disclose their privacy policies to customers annually and may be required to comply with provisions of applicable state law if such provisions are more protective of customer privacy than those contained in the Gramm-Leach-Bliley Act.

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

                                      Bank

The Bank's main office campus, with three buildings, is located at 6 West Second Street, Riverhead, New York, title to which is held by the Town of Riverhead, New York Industrial Development Agency for reasons of tax abatement, but to which the Bank has all other rights of ownership. The Bank also owns a total of 12 properties with 12 buildings in fee, and holds 16 buildings under lease agreements. The decision was made to consolidate a number of offices housing central operations in the new campus facility on property then already owned by the Bank in Riverhead, New York, in the interest of operational efficiency. Construction began late in 2001 under a contract with a revised guaranteed maximum price of $8,570,000. Capitalized costs through December 31, 2003 totaled $8,389,000. Depreciation commenced during the first quarter of 2003. Management anticipates that costs will exceed recent run rates in the first years after construction. Otherwise, management believes that the physical facilities are suitable and adequate and at present are being fully utilized. Suffolk, however, evaluates future needs continuously and anticipates other changes in its facilities during the next several years.

ITEM 3. Legal Proceedings

There are no material legal proceedings, individually or in the aggregate, to which Suffolk or its subsidiaries are a party or of which any of the property is subject.

ITEM 4. Submission of Matters to a Vote of Security Holders

None.

                                     PART II

ITEM 5. Market for Registrant's Common Equity and Related Stockholder Matters

Pages 4 and 19 of this Annual Report to Shareholders for the fiscal year ended December 31, 2003.

At February 1, 2004, there were approximately 1,900 equity holders of record and approximately 1,600 beneficial shareholders of the Company's common stock.

ITEM 6. Selected Quarterly Financial Data

Page 33 of this Annual Report to Shareholders for the fiscal year ended December 31, 2003.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Pages 5 - 17 of this Annual Report to Shareholders for the fiscal year ended December 31, 2003.

ITEM 7a. Quantitative and Qualitative Disclosure about Market Risk

Page 13 of this Annual Report to Shareholders for the fiscal year ended December 31, 2003.

ITEM 8. Financial Statements and Supplementary Data

Pages 18 - 34 of this Annual Report to Shareholders for the fiscal year ended December 31, 2003.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9a. Controls and Procedures

Suffolk' Chief Executive Officer and Chief Financial Officer (collectively, the "Certifying Officers") are responsible for establishing and maintaining disclosure controls and procedures for Suffolk. Based upon their evaluation of these controls and procedures as of a date within 90 days of the filing of this report, the Certifying Officers have concluded that Suffolk's disclosure controls and procedures are effective to ensure that information required to be disclosed by Suffolk in this report is accumulated and communicated to Suffolk's management, including its principal executive officers as appropriate, to allow timely decisions regarding required disclosure.

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

                                    PART III

           ITEM 10. Directors and Executive Officers of the Registrant

Pages 2 - 6 of Registrant's Proxy Statement for its Annual Meeting of Shareholders to be held on April 13, 2004 is incorporated herein by reference.

                               Executive Officers

      NAME           AGE                 POSITION                                       BUSINESS EXPERIENCE
------------------   ---   -------------------------------------   --------------------------------------------------------------
Thomas S. Kohlmann    57   President and Chief Executive Officer   Oct-99 - Present President, CEO, and Director, Suffolk Bancorp
                                                                   Oct-99 - Present President, CEO, and Director, SCNB
                                                                   Jan-98 - Oct-99 EVP, Suffolk Bancorp
                                                                   Jan-96 - Oct-99 EVP and Chief Lending Officer
                                                                   Feb-92 - Dec-95 SVP, SCNB
                                                                   1980   - Feb-92 Marine Midland Bank
                                                                   Employed by SCNB since February 1992.

J. Gordon Huszagh     50       Executive Vice President and        Jan-99 - Present EVP and CFO, Suffolk Bancorp
                                  Chief Financial Officer          Jan-99 - Present EVP and CFO, SCNB
                                                                   Jan-97 - Jan-99 SVP and CFO, SCNB
                                                                   Dec-92 - Dec-96 SVP & Comptroller, SCNB
                                                                   Dec-88 - Dec-92 VP & Comptroller, SCNB
                                                                   Dec-86 - Dec-88 VP, SCNB
                                                                   Jan-83 - Dec-86 Auditor, SCNB
                                                                   1975   - 1982 Eastern Federal Savings and Loan
                                                                   Employed by SCNB since January 1983.

Robert C. Dick        54       Executive Vice President and        Apr-00 - Present EVP, Suffolk Bancorp
                                  Chief Lending Officer            Apr-00 - Present EVP and Chief Lending Officer, SCNB
                                                                   Oct-99 - Apr-00 SVP and Chief Lending Officer, SCNB
                                                                   Dec-88 - Oct-99 SVP, Commercial Loans, SCNB
                                                                   Dec-82 - Apr-88 VP, Commercial Loans, SCNB
                                                                   1965   - 1980 Security National Bank/Chemical Bank
                                                                   Employed by SCNB since January 1980.

Frank D. Filipo       52        Executive Vice President,          Mar-03 - Present EVP, Suffolk Bancorp
                                   Retail Banking                  Mar-03 - Present EVP, Retail Banking, SCNB
                                                                   Sep-01 - Mar-03 SVP, Retail Banking, SCNB
                                                                   Sep-96 - Sep-01 Regional Administrator, North Fork Bank
                                                                   Apr-94 - Sep-96 SVP, Commercial Loans, SCNB
                                                                   Jul-84 - Apr-94 EVP, Senior Lending Officer, Bank of the
                                                                            Hamptons, N.A.
                                                                   1982   - Jul-84 VP Commerical Loans, Continental Bank
                                                                   Employed by SCNB from April 1994 to September 1996 and since
                                                                   September 2001.

Augustus C. Weaver    61        Executive Vice President and       Jan-98 - Present EVP, Suffolk Bancorp
                                  Chief Information Officer        Jan-96 - Present EVP and Chief Information Officer, SCNB
                                                                   Feb-87 - Dec-95 President, Island Computer Corporation of
                                                                            New York, Inc.
                                                                   Feb-86 - Feb-87 Director of Data Processing and Corporate
                                                                            Planning, Southland Frozen Food Corporation

                                                                   Feb-62 - Feb-86 VP & Director of Operations, Long Island Savings
                                                                                   Bank Employed by SCNB since January 1996.

ITEM 11. Executive Compensation

Pages 5-10 of Registrant's Proxy Statement for its Annual Meeting of Shareholders to be held on April 13, 2004 is incorporated herein by reference.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management

Pages 2, 8, 9, and 10 of Registrant's Proxy Statement for its Annual Meeting of Shareholders to be held on April 13, 2004 is incorporated herein by reference.

ITEM 13. Certain Relationships and Related Transactions

Page 10 of Registrant's Proxy Statement for its Annual Meeting of Shareholders to be held on April 13, 2004 is incorporated herein by reference.

ITEM 14. Principal Accountant Fees and Services

The following table presents the fees billed for each of the last two fiscal years by principal accountant by category:

--------------------------------------------------------------------------------
                                                           2003       2002
--------------------------------------------------------------------------------
Audit fees                                               $189,891   $146,760
Audit -related fees                                            --         --
Tax fees                                                   23,701    19,500
All other fees                                                 --    175,000 (1)
--------------------------------------------------------------------------------
                                                         $213,592   $341,260
================================================================================

(1)  fees primarily for internal audit

The Audit Committee pre-approves all auditing services and permitted non-audit services (including the fees and terms thereof) to be performed for Suffolk by its independent auditor, subject to the de minimus exceptions for non-audit services described in Section 10A (i) (1) (B) of the Exchange Act which are approved by the Committee prior to the completion of the audit. The Audit Committee may form and delegate authority to subcommittees consisting of one or more members when appropriate, including the authority to grant pre-approvals of audit and permitted non-audit services, provided that decisions of such subcommittee to grant pre-approvals shall be presented to the full Audit Committee at its next scheduled meeting.

                                     PART IV

ITEM 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

The following consolidated financial statements of the Registrant and Subsidiaries, and the accountant's report thereon, are included on pages 18 through 34 inclusive.

Financial Statements (Consolidated)

Statements of Condition -- December 31, 2003 and 2002

Statements of Income -- For the years ended December 31, 2003, 2002, and 2001

Statements of Changes in Stockholder's Equity -- For the years ended December 31, 2003, 2002, and 2001

Statements of Cash Flows -- For the years ended December 31, 2003, 2002, and
2001

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

The following reports were filed on Form 8-K during the three-month period ended December 31, 2003:

are October 15, 2003, Item 12, earnings release for the three months ended September 20, 2003.

November 28, 2003, Item 5, "Suffolk Bancorp Announces Regular Quarterly
Dividend"

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUFFOLK BANCORP
March 12, 2004
(Registrant)


By: /s/ EDWARD J. MERZ
    ----------------------------------------------------
        Edward J. Merz
        Chairman of the Board, Director


By: /s/ THOMAS S. KOHLMANN
    ----------------------------------------------------
        Thomas S. Kohlmann
        President and Chief Executive Officer, Director


By: /s/ J. GORDON HUSZAGH
    ----------------------------------------------------
        J. Gordon Huszagh
        Executive Vice President and Chief Financial Officer


By: /s/ BRUCE COLLINS
    ----------------------------------------------------
        Bruce Collins
        Director


By: /s/ JAMES E. DANOWSKI
    ----------------------------------------------------
        James E. Danowski
        Director


By: /s/ JOSEPH A. DEERKOSKI
    ----------------------------------------------------
        Joseph A. Deerkoski
        Director


By: /s/ HOWARD M. FINKELSTEIN
    ----------------------------------------------------
        Howard M. Finkelstein
        Director


By: /s/ RALPH M. GIBSON
    ----------------------------------------------------
        Ralph M. Gibson
        Director


By: /s/ EDGAR F. GOODALE
    ----------------------------------------------------
        Edgar F. Goodale
        Director


By: /s/ DAVID A. KANDELL
    ----------------------------------------------------
        David A. Kandell
        Director


By: /s/ TERENCE X. MEYER
    ----------------------------------------------------
        Terence X. Meyer
        Director


By: /s/ SUSAN V.B. O'SHEA
    ----------------------------------------------------
        Susan V.b. O'shea
        Director


By: /s/ J. DOUGLAS STARK
    ----------------------------------------------------
        J. Douglas Stark
        Director

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

     4. The other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

Dated: March 12, 2004


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

Dated: March 12, 2004


/s/ J. GORDON HUSZAGH
--------------------------------------------------
J. Gordon Huszagh
Executive Vice President & Chief Financial Officer

                        CERTIFICATION OF PERIODIC REPORT

I, Thomas S. Kohlmann, President & Chief Executive Officer of Suffolk Bancorp (the "Company"), certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that: (1) the Annual Report on Form 10-K of the Company for the year ended December 31, 2003 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and (2) the information contained in the Report fairly represents, in all material respects, the financial condition and results of operations of the Company.

Dated: March 12, 2004


/s/ Thomas S. Kohlmann
-----------------------------------
Thomas S. Kohlmann
President & Chief Executive Officer

                        CERTIFICATION OF PERIODIC REPORT

I, J. Gordon Huszagh, Executive Vice President & Chief Financial Officer of Suffolk Bancorp (the "Company"), certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that: (1) the Annual Report on Form 10-K of the Company for the year ended December 31, 2003 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and (2) the information contained in the Report fairly represents, in all material respects, the financial condition and results of operations of the Company.

Dated: March 12, 2004


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

                                    DIRECTORS

                                 Edward J. Merz
                                    Chairman

                                  Bruce Collins
                                     Retired

                                James E. Danowski
                 Partner; Coughlin, Foundotos, Cullen & Danowski
                                (accounting firm)

                               Joseph A. Deerkoski
                                   Consultant
                               (general insurance)

                              Howard M. Finkelstein
            Partner; Smith, Finkelstein, Lundberg, Isler & Yakaboski
                                   (attorneys)

                              Ralph M. Gibson, M.D.
                                    Physician

                                Edgar F. Goodale
                   President; Riverhead Building Supply Corp.
                          (building supply distributor)

                                David A. Kandell
            Managing Partner; Kandell, Farnworth, & Pubins, C.P.A.'s
                                (accounting firm)

                               Thomas S. Kohlmann
                       President & Chief Executive Officer

                                Terence X. Meyer
         Managing Partner; Meyer, Meyer, Metli & Keneally, Esqs. L.L.P.
                                   (attorneys)

                               Susan V. B. O'Shea
               Managing Partner; L.I. Commercial Industrial Corp.
                            (commercial real estate)

                                J. Douglas Stark
                       President; Stark Mobile Homes, Inc.
                             (manufactured housing)

                                    OFFICERS

                               Thomas S. Kohlmann
                       President & Chief Executive Officer

                                J. Gordon Huszagh
               Executive Vice President & Chief Financial Officer

                                 Robert C. Dick
                            Executive Vice President

                                 Frank D. Filipo
                            Executive Vice President

                               Augustus C. Weaver
                            Executive Vice President

                                Douglas Ian Shaw
                      Vice President & Corporate Secretary

                           [LOGO] SUFFOLK COUNTY
                                  NATIONAL BANK

DIRECTORS                       Joan Brigante                      Hampton Bays Office
Edward J. Merz                     Vice President                  David C. Barczak
   Chairman of the Board        Robert T. Ellerkamp                   Vice President
Bruce Collins                      Vice President
James E. Danowski               Wendy Harris                       Hauppauge Office
Joseph A. Deerkoski                Vice President                  Dean Kupinsky
Howard M. Finkelstein           John J. Reilly                        Vice President
Ralph M. Gibson                    Vice President
Edgar F. Goodale                Deborah Simonetti                  Manorville Office
David A. Kandell                   Vice President                  Diane De Fabrizio
Thomas S. Kohlmann              Frederick J. Weinfurt                 Assistant Vice President
Terence X. Meyer                   Vice President
Susan V. B.                                                        Mattituck Office
J. Douglas Stark                RETAIL BANKING                     Janet V. Stewart
                                Stanley V. Gelish                     Vice President
EXECUTIVE OFFICERS                 Administrative Vice President
Thomas S. Kohlmann              Anita J. Nigrel                    Medford Office
   President &                     Administrative Vice President   Paul E. Vaas
   Chief Executive Officer      Susan M. Martinelli                   Vice President
J. Gordon Huszagh                  Vice President
   Executive Vice President &                                      Miller Place Office
   Chief  Financial Officer     Bohemia Office                     Michele Fenning
Frank D. Filipo                 Steve E. Horner                       Assistant Vice President
   Executive Vice President        Vice President
   Retail Banking                                                  Montauk Harbor Office
Augustus C. Weaver              Center Moriches Office             Montauk Village Office
   Executive Vice President &   Julia Pratt                        John J. McDonald
   Chief Information Officer       Manager                            Manager
Robert C. Dick
   Executive Vice President &   Cutchogue Office                   Port Jefferson Harbor Office
   Chief Lending Officer        Richard J. Noncarrow               Port Jefferson Village Office
                                   Vice President                  Peter A. Poten
LOANS                                                                 Vice President
Philip D. Ammirato              East Hampton Pantigo Office
   Senior Vice President        Paul D. Hawkins, Jr.               Riverhead, Ostrander
Bruce W. Bradley                   Vice President                  Avenue Office
   Senior Vice President                                           Angela R. Reese
David T. DeVito                 East Hampton Village Office           Manager
   Senior Vice President        Jill James
Lawrence Milius                    Vice President                  Riverhead, Second Street Office
  Senior Vice President                                            Darleen Korpi-Schneider
Peter M. Almasy                                                       Assistant Vice President
  Vice President

                           [LOGO] SUFFOLK COUNTY
                                  NATIONAL BANK

Sag Harbor Office               TRUST & INVESTMENT                 COMPTROLLER
Jane P. Markowski               SERVICES                           William Cassara
   Assistant Vice President     Dan A. Cicale                         Vice President
                                   Senior Vice President
Sayville Office                    & Trust Officer                 CORPORATE SERVICES
Pamela S. Werner                                                   Douglas Ian Shaw
   Assistant Vice President     Trust & Estate Services               Vice President &
                                Linda Schwartz                        Corporate Secretary
Shoreham Office                    Vice President & Trust Officer
Wendy A. Stapon                 Warren Palzer                      DATA PROCESSING
   Assistant Vice President        Vice President                  Mark J. Drozd
                                Lori E. Thompson                      Senior Vice President
Smithtown Office                   Vice President
Susan L. Hughes                                                    FACILITIES
   Assistant Vice President     Private Banking                    Charles E. Anderson
                                Richard B. Smith                      Manager
Southampton Office                 Senior Vice President
Patricia Bolomey                Theresa A. Kiernan                 HUMAN RESOURCES
   Vice President                  Vice President                  Nancy Jacob
                                Margaret Lupardo                      Vice President
Wading River Office                Vice President
John A. Maki                    Benjamin Mancuso                   INFORMATION
   Manager                         Vice President                  SECURITY
                                                                   Joanne Appel
Water Mill Office               Investors' Marketplace                Assistant Vice President
Patricia Bolomey                William C. Araneo
   Vice President                  Vice President                  MARKETING
                                                                   Brenda B. Sujecki
West Babylon Office             AUDIT                                 Vice President
Vincent Cangiano                Maria R. Michaelson
   Vice President                  Vice President                  OPERATIONS
                                                                   Dennis F. Orski
Westhampton Beach Office        COLLECTIONS                           Senior Vice President
John McGregor                   Christopher R. Martinelli          Deanna L. Miller
   Assistant Vice President        Assistant Vice President           Vice President

                                COMPLIANCE                         SECURITY
                                Jeanne P. Hamilton                 Alexander B. Doroski
                                   Senior Vice President              Senior Vice President

                              [LOGO] SUFFOLK COUNTY
                                     NATIONAL BANK

                      Directory of Offices and Departments


                                                                                                           Area Code (631)

                          ON THE WEB AT:   WWW.SCNB.COM                                                 Telephone     FAX
----------------------------------------------------------------------------------------------------------------------------
                       Executive Offices   4 West Second Street, P.O. Box 9000, Riverhead, N.Y. 11901   208-2400    727-2638
                                   Audit   4 West Second Street, P.O. Box 9000, Riverhead, N.Y. 11901   208-2285    727-8236
                          Bohemia Office   3880 Veterans Memorial Highway, Bohemia, N.Y. 11716          585-4477    585-4809
Business and Professional Banking Center   260 Middle County Road, Smithtown, N.Y. 11787                979-3400    979-3430
                  Center Moriches Office   502 Main Street, Center Moriches, N.Y. 11934                 878-8800    878-4431
                             Collections   206 Griffing Avenue, Riverhead, N.Y. 11901                   208-2370    727-5732
                        Commercial Loans   4 West Second Street, P.O. Box 9000, Riverhead, N.Y. 11901   208-2201    727-5798
                                           3880 Veterans Memorial Highway, Bohemia, N.Y. 11716          580-0181    580-0183
                                           137 West Broadway, Port Jefferson, N.Y. 11777                642-1000    642-0200
                                           295 North Sea Road, Southampton, N.Y. 11968                  287-3104    287-3296
                              Compliance   4 West Second Street, P.O. Box 9000, Riverhead, N.Y. 11901   208-2292    727-2638
                             Comptroller   4 West Second Street, P.O. Box 9000, Riverhead, N.Y. 11901   208-2270    369-2230
                          Consumer Loans   4 West Second Street, P.O. Box 9000, Riverhead, N.Y. 11901   208-2222    727-5521
  Corporate Services (Investor Relations)  4 West Second Street, P.O. Box 9000, Riverhead, N.Y. 11901   727-5667    727-3214
                        Cutchogue Office   31525 Main Road, P.O. Box 702, Cutchogue, N.Y. 11935         734-5050    734-7759
                         Data Processing   206 Griffing Avenue, Riverhead, N.Y. 11901                   727-5151    727-3499
             East Hampton Pantigo Office   351 Pantigo Road, East Hampton, N.Y. 11937                   324-2000    324-6367
             East Hampton Village Office   100 Park Place, East Hampton, N.Y. 11937                     324-3800    324-3863
                              Facilities   4 West Second Street, P.O. Box 9000, Riverhead, N.Y. 11901   208-2333    208-0767
                     Hampton Bays Office   168 West Montauk Highway, Hampton Bays, N.Y. 11946           728-2700    728-8311
                        Hauppauge Office   110 Marcus Boulevard, Hauppauge, N.Y. 11788                  436-5400    436-4454
                         Human Resources   4 West Second Street, P.O. Box 9000, Riverhead, N.Y. 11901   208-2310    727-3170
                    Information Services   206 Griffing Avenue, Riverhead, N.Y. 11901                   727-5151    369-5834
                   Investors Marketplace   3880 Veterans Memorial Highway, Bohemia, N.Y. 11716          285-7284    285-6610

                              [LOGO] SUFFOLK COUNTY
                                     NATIONAL BANK

                      Directory of Offices and Departments

                                                                                                            Area Code (631)

                          ON THE WEB AT:   WWW.SCNB.COM                                                  Telephone     FAX
-----------------------------------------------------------------------------------------------------------------------------
                       Manorville Office   460 County Road 111, Suite 18, Manorville, N.Y. 11949         281-8200    281-5695
                               Marketing   4 West Second Street, P.O. Box 9000, Riverhead, N.Y. 11901    208-2323    727-9223
                        Mattituck Office   10900 Main Road, P.O. Box 1420, Mattituck, N.Y. 11952         298-9400    298-9188
                          Medford Office   2801 Route 112, Suite B, Medford, N.Y. 11763                  758-1500    758-1509
                     Miller Place Office   74 Echo Avenue, Miller Place, N.Y. 11764                      474-8400    474-8510
                   Montauk Harbor Office   West Lake Drive, P.O. Box 2368, Montauk, N.Y. 11954           668-4333    668-3643
                  Montauk Village Office   746 Montauk Highway, P.O. Box 743, Montauk, N.Y. 11954        668-5300    668-1214
                              Operations   206 Griffing Avenue, Riverhead, N.Y. 11901                    727-5151    369-5834
            Port Jefferson Harbor Office   135 West Broadway, Port Jefferson, N.Y. 11777                 474-7200    331-7806
           Port Jefferson Village Office   228 East Main Street, Port Jefferson, N.Y. 11777              473-7700    473-9406
                         Private Banking   3880 Veterans Memorial Highway, Bohemia, N.Y. 11716           585-6660    585-6398
              Residential Mortgage Loans   4 West Second Street, P.O. Box 9000, Riverhead, N.Y. 11901    208-2244    369-2468
                          Retail Banking   4 West Second Street, P.O. Box 9000, Riverhead, N.Y. 11901    208-2300    727-3873
      Riverhead, Ostrander Avenue Office   1201 Ostrander Avenue, P.O. Box 9000, Riverhead, N.Y. 11901   727-6800    727-5095
         Riverhead, Second Street Office   6 West Second Street, Riverhead, N.Y. 11901                   208-2350    727-3210
                       Sag Harbor Office   17 Main Street, P.O. Box 1268, Sag Harbor, N.Y. 11963         725-3000    725-4627
                         Sayville Office   161 North Main Street, Sayville, N.Y. 11782                   218-1600    218-9425
                         Shoreham Office   9926 Route 25A, P.O. Box 622, Shoreham, N.Y. 11786            744-4400    744-6743
                        Smithtown Office   260 Middle Country Road, Smithtown, N.Y. 11787                979-3400    979-3430
                      Southampton Office   295 North Sea Road, Southampton, N.Y. 11968                   283-3800    287-3293
           Trust and Investment Services   3880 Veterans Memorial Highway, Bohemia, N.Y. 11716           285-6600    285-6610
                     Wading River Office   2065 Wading River-Manor Rd., Wading River, N.Y. 11792         929-6300    929-6799
                       Water Mill Office   828 Montauk Highway, P.O. Box 216, Water Mill, N.Y. 11976     726-4500    726-7573
                     West Babylon Office   955 Little East Neck Road, West Babylon, N.Y. 11704           669-7300    669-5211
                Westhampton Beach Office   144 Sunset Ave., Westhampton Beach, N.Y. 11978                288-4000    288-9252

                                     [PHOTO]