Form 10-Q
period 2004-03-31
SUFFOLK BANCORP
filed 2004-05-10
CIK 754673

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended March 31, 2004

Commission file number 0-13580

SUFFOLK BANCORP

(Exact name of registrant as specified in its charter)

New York State	11-2708279
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4 West Second Street, Riverhead, New York	11901
(Address of Principal Executive Offices)	(Zip Code)

(Registrant’s telephone number, including area code) (631) 727-5667

NOT APPLICABLE

(Former name, former address and former fiscal year if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12-b2 of the Exchange Act. Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

10,886,469 SHARES OF COMMON STOCK OUTSTANDING AS OF MAY 4, 2004

SUFFOLK BANCORP AND SUBSIDIARIES

SUFFOLK BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CONDITION

(in thousands of dollars except for share and per share data)

	March 31, 2004	December 31, 2003
	unaudited
ASSETS
Cash & Due From Banks	$42,359	$52,053
Federal Funds Sold	900	4,300
Investment Securities:
Available for Sale, at Fair Value	366,270	376,188
Held to Maturity (Fair Value of $15,879 and $15,365, respectively)
Obligations of States & Political Subdivisions	12,769	12,369
Federal Reserve Bank Stock	638	638
Federal Home Loan Bank Stock	1,535	1,535
Corporate Bonds & Other Securities	100	100

Total Investment Securities	381,312	390,830
Total Loans	838,397	839,061
Less: Allowance for loan losses	8,487	8,551

Net Loans	829,910	830,510
Premises & Equipment, Net	22,740	22,780
Accrued Interest Receivable, Net	5,084	5,869
Excess of Cost Over Fair Value of Net Assets Acquired	814	814
Other Assets	19,762	21,601

TOTAL ASSETS	$1,302,881	$1,328,757

LIABILITIES & STOCKHOLDERS' EQUITY
Demand Deposits	$350,692	$364,219
Saving, N.O.W. & Money Market Deposits	592,257	587,553
Time Certificates of $100,000 or more	20,858	21,947
Other Time Deposits	207,022	213,777

Total Deposits	1,170,829	1,187,496
Federal Home Loan Bank Borrowings	5,400	20,000
Dividend Payable on Common Stock	2,074	2,080
Accrued Interest Payable	734	800
Other Liabilities	20,789	18,211

TOTAL LIABILITIES	1,199,826	1,228,587

STOCKHOLDERS' EQUITY
Common Stock (par value $2.50; 15,000,000 shares authorized; 10,900,469 and 10,949,283 shares outstanding at March 31, 2004 and December 31, 2003, respectively)	33,879	33,879
Surplus	19,375	19,375
Treasury Stock at Par (2,651,149 and 2,602,335 shares, respectively)	(6,628)	(6,506)
Retained Earnings	50,120	48,888

	96,746	95,636
Accumulated Other Comprehensive Income, Net of Tax	6,309	4,534

TOTAL STOCKHOLDERS' EQUITY	103,055	100,170
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$1,302,881	$1,328,757

See accompanying notes to consolidated financial statements.

SUFFOLK BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands of dollars except for share and per share data)

		For the Three Months Ended
		March 31, 2004	March 31, 2003
		unaudited	unaudited
INTEREST INCOME
Federal Funds Sold		$8	$27
United States Treasury Securities		104	104
Obligations of States & Political Subdivisions (tax exempt)		176	129
Mortgage-Backed Securities		2,438	3,188
U.S. Government Agency Obligations		1,078	826
Corporate Bonds & Other Securities		21	35
Loans		13,022	14,378

Total Interest Income		16,847	18,687
INTEREST EXPENSE
Saving, N.O.W & Money Market Deposits		646	1,190
Time Certificates of $100,000 or more		94	135
Other Time Deposits		1,110	1,604
Federal Funds Purchased		35	12
Interest on Other Borrowings		—	8

Total Interest Expense		1,885	2,949
Net-interest Income		14,962	15,738
Provision for Loan Losses		225	270

Net-interest Income After Provision for Loan Losses		14,737	15,468
OTHER INCOME
Service Charges on Deposit Accounts		1,408	1,412
Other Service Charges, Commissions & Fees		573	510
Fiduciary Fees		313	280
Other Operating Income		158	315

Total Other Income		2,452	2,517
OTHER EXPENSE
Salaries & Employee Benefits		5,508	5,448
Net Occupancy Expense		853	807
Equipment Expense		570	708
Other Operating Expense		2,188	2,171

Total Other Expense		9,119	9,134
Income Before Provision for Income Taxes		8,070	8,851
Provision for Income Taxes		3,206	3,512

NET INCOME		$4,864	$5,339

Average: Common Shares Outstanding		10,928,342	11,311,275
Dilutive Stock Options		35,911	42,882

Average Total Common Shares and Dilutive Options		10,964,253	11,354,157
EARNINGS PER COMMON SHARE Basic	Basic	$0.45	$0.47
	Diluted	$0.44	$0.47

See accompanying notes to consolidated financial statements.

SUFFOLK BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands of dollars)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended
	March 31, 2004	March 31, 2003
	unaudited	unaudited
CASH FLOWS FROM OPERATING ACTIVITIES
NET INCOME	$4,864	$5,339
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH
Provision for Loan Losses	225	270
Depreciation & Amortization	522	662
Accretion of Discounts	(85)	(51)
Amortization of Premiums	1,311	1,105
Decrease in Accrued Interest Receivable	785	502
Decrease in Other Assets	1,838	2,656
Decrease in Accrued Interest Payable	(66)	(287)
Increase in Other Liabilities	1,344	2,424

Net Cash Provided by Operating Activities	10,738	12,620
CASH FLOWS FROM INVESTING ACTIVITIES
Principal Payments on Investment Securities Available for Sale	12,575	10,909
Proceeds from Sale of Investment Securities Available for Sale	—	—
Maturities of Investment Securities; Available for Sale	—	—
Purchases of Investment Securities; Available for Sale	(873)	(15,767)
Maturities of Investment Securities; Held to Maturity	—	6,707
Purchases of Investment Securities; Held to Maturity	(400)	—
Loan Disbursements & Repayments, Net	375	(14,633)
Purchases of Premises & Equipment, Net	(482)	(1,507)

Net Cash Provided by (Used in) Investing Activities	11,195	(14,291)
CASH FLOWS FROM FINANCING ACTIVITIES
Net Decrease in Deposit Accounts	(16,667)	(20,753)
Dividends Paid to Shareholders	(2,080)	(1,956)
Treasury Shares Acquired	(1,680)	(12,842)
Net (Payments for) Proceeds from Other Borrowings	(14,600)	18,500

Net Cash Used in Financing Activities	(35,027)	(17,051)
Net Decrease in Cash & Cash Equivalents	(13,094)	(18,722)
Cash & Cash Equivalents Beginning of Period	56,353	65,500

Cash & Cash Equivalents End of Period	$43,259	$46,778

See accompanying notes to consolidated financial statements.

SUFFOLK BANCORP AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1) Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated financial statements of Suffolk Bancorp (Suffolk) and its consolidated subsidiaries have been prepared to reflect all adjustments (consisting solely of normally recurring accruals) necessary for a fair presentation of the financial condition and results of operations for the periods presented. Certain information and footnotes normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) have been condensed or omitted. Notwithstanding, management believes that the disclosures are adequate to prevent the information from misleading the reader, particularly when the accompanying consolidated financial statements are read in conjunction with the audited consolidated financial statements and notes thereto included in the Registrant’s Annual Report on Form 10-K, for the year ended December 31, 2003.

The results of operations for the three months ended March 31, 2004 are not necessarily indicative of the results of operations to be expected for the remainder of the year.

(2) Stock-based Compensation

At March 31, 2004, Suffolk had one stock-based employee compensation plan. Suffolk accounts for that plan under the recognition and measurement principles of APB 25, “Accounting for Stock Issued to Employees,” and related interpretations. No stock-based employee compensation costs are reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant.

The following table provides the disclosures required by Statement of Financial Accounting Standards No. 123 “Accounting for Stock Based Compensation” (“SFAS No. 123”) and illustrates the effect on net income and earnings per share if Suffolk had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation, and should be read in conjunction with “Capital Resources” on page 11 in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Quarter Ended March 31,	2004	2003
Net income (in thousands)
As reported	$4,864	$5,339
Stock-based compensation costs determined under fair value method for all awards	14	10
pro-forma	4,850	5,329
Earnings per share (Basic)
As reported	0.45	0.47
pro forma	0.44	0.47
Earnings per share (Diluted)
As reported	0.44	0.47
pro-forma	0.44	0.47

The following table presents certain information about the valuation of options granted during the quarter ended March 31st:

At March 31,	2004	2003
Stock price at date of grant	$34.39	$31.83
Exercise price	34.39	31.83
Black-Scholes Assumptions:
Risk-free interest rate	4.20%	3.96%
Expected dividend yield	2.33%	2.60%
Expected life in years	10	10
Expected volatility	26.20%	26.50%
Fair value of option	$10.39	$8.80
# of options granted	16,000	15,500
Aggregate fair value of of options granted	$166,240	$136,400

On March 31, 2004, the Financial Accounting Standards Board (FASB) issued a proposed Statement, Share-Based Payment an Amendment of FASB Statements No. 123 and APB No. 95, that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. Under the FASB’s proposal, all forms of share-based payments to employees, including employee stock options, would be treated the same as other forms of compensation by recognizing the related cost in the income statement. The expense of the award would generally be measured at fair value at the grant date. Current accounting guidance requires that the expense relating to so-

called fixed plan employee stock options only be disclosed in the footnotes to the financial statements. The proposed Statement would eliminate the ability to account for share-based compensation transactions using APB Opinion No. 25, Accounting for Stock Issued to Employees. The Company is currently evaluating this proposed statement and its effects on its results of operations.

(3) Recent Accounting Pronouncements

Suffolk adopted FASB Interpretation 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others,” on January 1, 2003. FIN 45 requires a guarantor entity, at the inception of a guarantee covered by the measurement provisions of the interpretation, to record a liability for the fair value of the obligation undertaken in issuing the guarantee. Suffolk has financial and performance letters of credit. Financial letters of credit require Suffolk to make payment if the customer’s financial condition deteriorates, as defined in the agreements. Performance letters of credit require Suffolk to make payments if the customer fails to perform certain non-financial contractual obligations. Suffolk previously did not record a liability when guaranteeing obligations unless it became probable that Suffolk would have to perform under the guarantee. FIN 45 applies prospectively to guarantees Suffolk issues or modifies subsequent to December 31, 2003. The maximum potential undiscounted amount of future payments of these letters of credit as of March 31, 2004 is $5,458,000 and they expire as follows:

2004	$2,093,000
2005	2,785,000
2006	479,000
2007	101,000

$5,458,000

Amounts due under these letters of credit would be reduced by any proceeds that Suffolk would be able to obtain in liquidating the collateral for the loans, which varies depending on the customer. The valuation of the allowance for loan losses includes a provision of $8,000 for possible loan losses based on the letters of credit outstanding on March 31, 2004.

In January 2003, the FASB issued FASB Interpretation 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” FIN 46 clarifies the application of Accounting Research Bulletin 51, “Consolidated Financial Statements,” for certain entities that do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest (“variable interest entities”). Variable interest entities within the scope of FIN 46 will be required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity’s expected losses, receives a majority of its expected returns, or both. Subsequent to the issuance of FIN 46, the FASB issued a revised interpretation, FIN 46(R), the provisions of which must be applied to certain variable interest entities by March 31, 2004. Suffolk implemented FIN 46(R) on January 1, 2004. The adoption of the provisions of FIN 46 did not materially impact its financial condition or results of operations.

The SEC recently released Staff Accounting Bulletin No. 105, Application of Accounting Principles to Loan Commitments (“SAB 105”). SAB 105 provides guidance about the measurement of loan commitments recognized at fair value under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. SAB 105 also requires companies to disclose their accounting policy for those loan commitments including methods and assumptions used to estimate fair value and associated hedging strategies. SAB 105 is effective for all loan commitments accounted for as derivatives that are entered into after March 31, 2004. The adoption of SAB 105 is not expected to have a material effect on Suffolk’s consolidated financial statements.

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

For the Three-Month Periods ended March 31, 2004 and 2003

Net Income

Net income was $4,864,000 for the quarter, down 8.9 percent from $5,339,000 posted during the same period last year. Earnings per share for the quarter were $0.45 versus $0.47, a decline of 4.3 percent.

Interest Income

Interest income was $16,847,000 for the first quarter of 2004, down 9.8 percent from $18,687,000 posted for the same quarter in 2003. Average net loans during the first quarter of 2004 totaled $823,340,000 compared to $781,474,000 for the same period of 2003. During the first quarter of 2004, the yield was 5.58 percent (taxable-equivalent) on average earning assets of $1,213,884 down from 6.43 percent on average earning assets of $1,166,228 during the first quarter of 2003. Decreases in interest income were attributable primarily to a decrease in interest income on loans and a decrease in interest income on mortgage-backed securities.

Interest Expense

Interest expense for the first quarter of 2004 was $1,885,000, down 36.1 percent from $2,949,000 for the same period of 2003. During the first quarter of 2004, the cost of funds was .91 percent on average interest-bearing liabilities of $827,398,000 down from 1.44 percent on average interest-bearing liabilities of $817,803,000 during the first quarter of 2003. Interest expense decreased primarily as a result of decreases in market rates of interest, and as average demand deposits comprised 31.4 percent of total average deposits.

Each of the Bank’s demand deposit accounts has a related non-interest-bearing sweep account. The sole purpose of the sweep accounts is to reduce the non-interest-bearing reserve balances that the Bank is required to maintain with the Federal Reserve Bank, and thereby increase funds available for investment. Although the sweep accounts are classified as savings accounts for regulatory purposes, they are included in demand deposits in the accompanying consolidated statements of condition.

Net Interest Income

Net interest income, before the provision for possible loan losses, is the largest component of Suffolk’s earnings. It was $14,962,000 for the first quarter of 2004, down 4.9 percent from $15,738,000 during the same period of 2003. The net interest margin for the quarter, on a fully taxable-equivalent basis, was 4.96 percent compared to 5.42 percent for the same period of 2003.

The following table details the components of Suffolk’s net interest income on a taxable-equivalent basis: (in thousands of dollars)

March 31,	2004			2003
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
INTEREST-EARNING ASSETS
U.S. Treasury securities	$9,844	$106	4.31%	$10,005	$106	4.24%
Collateralized mortgage obligations	243,522	2,387	3.92	261,896	3,027	4.62
Mortgage backed securities	8,813	50	2.27	15,040	161	4.27
Obligations of states and political subdivisions	19,794	255	5.15	12,105	195	6.45
U.S. govt. agency obligations	102,821	1,079	4.20	74,674	826	4.43
Corporate bonds and other securities	2,306	21	3.64	2,099	36	6.75
Federal funds sold and securities purchased under agreements to resell	3,444	8	0.93	8,935	27	1.18
Loans, including non-accrual loans
Commercial, financial & agricultural loans	171,421	2,244	5.24	150,516	2,078	5.52
Commercial real estate mortgages	228,921	3,684	6.44	183,235	3,774	8.24
Real estate construction loans	30,420	783	10.30	37,435	910	9.72
Residential mortgages (1st and 2nd liens)	110,373	1,744	6.32	92,759	1,732	7.47
Home equity loans	61,815	769	4.97	45,758	634	5.54
Consumer loans	218,289	3,798	6.96	268,856	5,250	7.81
Other loans (overdrafts)	2,101	—	—	2,915	—	—

Total interest-earning assets	$1,213,884	$16,928	5.58%	$1,166,228	$18,756	6.43%

Cash and due from banks	$57,891			$56,880
Other non-interest-earning assets	57,970			53,057

Total assets	$1,329,745			$1,276,165

INTEREST-BEARING LIABILITIES
Saving, N.O.W. and money market deposits	$583,594	$645	0.44%	$547,421	$1,190	0.87%
Time deposits	231,214	1,204	2.08	265,767	1,739	2.62

Total saving and time deposits	814,808	1,849	0.91	813,188	2,929	1.44
Federal funds purchased and securities sold under agreement to repurchase	52	—	—	2,225	12	2.07
Other borrowings	12,538	35	1.12	2,390	8	1.38

Total interest-bearing liabilities	$827,398	$1,884	0.91%	$817,803	$2,949	1.44%

Rate spread			4.67%			4.99%
Non-interest-bearing deposits	$373,791			$328,367
Other non-interest-bearing liabilities	29,137			27,632

Total liabilities	$1,230,326			$1,173,802
Stockholders' equity	99,419			102,363

Total liabilities and stockholders' equity	$1,329,745			$1,276,165
Net-interest income (taxable-equivalent basis) and effective interest rate differential		$15,044	4.96%		$15,807	5.42%
Less: taxable-equivalent basis adjustment		(82)			(69)

Net-interest income		$14,962			$15,738

Other Income

Other income decreased to $2,452,000 for the three months compared to $2,517,000 the previous year. Service charges on deposits were down 7.3 percent. Service charges, including commissions and fees other than for deposits, increased by 12.4 percent. Trust revenue was up 11.8 percent. Other operating income decreased by 49.8 percent.

Other Expense

Other expense for the first quarter of 2004 was $9,119,000, down .2 percent from $9,134,000 for the comparable period in 2003. Employee compensation increased by 1.1 percent, net occupancy expense increased 5.7 percent, equipment expense decreased by 19.5 percent, and other operating expense increased by .8 percent.

In accordance with the requirements of Statement of Financial Accounting Standards 132R (“SFAS 132R”), Suffolk presents information concerning net periodic defined benefit pension expense for the three months ended March 31, 2004 and 2003, including the following components:

	2004	2003
Service cost	$282,110	$242,406
Interest cost	290,790	276,365
Expected return on plan assets	(352,111)	(315,675)
Amortization of prior service cost	(14,492)	(14,492)
Amortization of unrecognized net actuarial loss	60,515	63,456

Net periodic benefit expense	$266,812	$252,059

Management currently expects to contribute approximately $1,064,000 to the pension plan in 2004. Management is currently evaluating the impact of the Pension Funding Equity Act enacted in April 2004 on projected funding. There were no contributions required to be made to the plan in the three months ended March 31, 2004.

Capital Resources

Stockholders’ equity totaled $103,055,000 on March 31, 2004, an increase of 2.9 percent from $100,170,000 on December 31, 2003. The ratio of equity to assets was 7.9 percent at March 31, 2004 and 7.5 percent at December 31, 2003. The following table details amounts and ratios of Suffolk’s regulatory capital: (in thousands of dollars except ratios)

	Actual		For capital adequacy		To be well capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2004
Total Capital (to risk-weighted assets)	$104,310	11.20%	$74,519	8.00%	$93,148	10.00%
Tier 1 Capital (to risk-weighted assets)	95,823	10.29%	37,259	4.00%	55,889	6.00%
Tier 1 Capital (to average assets)	95,823	7.21%	53,153	4.00%	66,441	5.00%

As of December 31, 2003
Total Capital (to risk-weighted assets)	$108,374	11.68%	$74,242	8.00%	$92,802	10.00%
Tier 1 Capital (to risk-weighted assets)	99,822	10.76%	37,121	4.00%	55,681	6.00%
Tier 1 Capital (to average assets)	99,822	7.70%	51,869	4.00%	64,836	5.00%

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

The following table presents information about the allowance for possible loan losses: (in thousands of dollars except for ratios)

	For the last 12 months	For the three months ended
		Mar. 31 2004	Dec. 31 2003	Sept. 30 2003	June 30 2003
Allowance for loan losses
Beginning balance	$8,552	$8,551	$8,559	$8,704	$8,552
Total charge-offs	1,965	514	503	544	404
Total recoveries	1,013	225	283	219	286
Provision for loan losses	887	225	212	180	270

Ending balance	$8,487	$8,487	$8,551	$8,559	$8,704

Coverage ratios
Loans, net of discounts: average	$826,376	$831,919	$836,921	$818,124	$818,541
at end of period	832,154	838,397	839,061	827,607	823,551
Non-performing assets	1,442	1,430	1,819	1,038	1,480
Non-performing assets/total loans (net of discount)	0.17%	0.17%	0.22%	0.13%	0.18%
Net charge-offs/average net loans (annualized)	0.12%	0.14%	0.11%	0.16%	0.06%
Allowance/non-accrual, restructured, & OREO	619.07%	593.50%	470.09%	824.57%	588.11%
Allowance for loan losses/net loans	1.03%	1.01%	1.02%	1.03%	1.06%

Critical Accounting Policies, Judgments and Estimates

Suffolk’s accounting and reporting policies conform to the accounting principles generally accepted in the United States of America and general practices within the financial services industry. The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates.

Allowance for Credit Losses

Suffolk considers that the determination of the allowance for loan losses involves a higher degree of judgment and complexity than its other significant accounting policies. The balance in the allowance for loan losses is determined based on management’s review and evaluation of the loan portfolio in relation to past loss experience, the size and composition of the portfolio, current economic events and conditions, and other pertinent factors, including management’s assumptions as to future delinquencies, recoveries and losses. All of these factors may change significantly. To the extent actual performance differs from management’s estimates, additional provisions for loan losses may be required that would reduce earnings in future periods.

Income Taxes

Under the liability method, deferred tax assets and liabilities are determined by the difference between the financial statement, and the tax bases of assets and liabilities. Deferred tax assets are subject to management’s judgment of available evidence that future realization is more likely than not. If management determines that Suffolk may be unable to realize all or part of the net deferred tax assets in the future, a direct charge to income tax expense may be required to reduce the recorded value of the net deferred tax asset to the amount management expects can be realized.

Item 3.

Quantitative and Qualitative Disclosures about Market Risk

Market Risk

Suffolk originates and invests in interest-earning assets and solicits interest-bearing deposit accounts. Suffolk’s operations are subject to market risk resulting from fluctuations in interest rates to the extent that there is a difference between the amounts of interest-earning assets and interest-bearing liabilities that are prepaid, withdrawn, mature, or re-priced in any given period of time. Suffolk’s earnings or the net value of its portfolio (the present value of expected cash flows from liabilities) will change when interest rates change. The principal objective of Suffolk’s asset/liability management program is to maximize net interest income while keeping risks acceptable. These risks include both the effect of changes in interest rates, and risks to liquidity. The program also provides guidance to management in funding Suffolk’s investment in loans and securities. Suffolk’s exposure to interest-rate risk has not changed substantially since December 31, 2003.

Business Risks and Uncertainties

This report contains some statements that look to the future. These may include remarks about Suffolk Bancorp, the banking industry, and the economy in general. Factors affecting Suffolk Bancorp include particularly, but are not limited to: changes in interest rates; increases or decreases in retail and commercial economic activity in Suffolk’s market area; variations in the ability and propensity of consumers and businesses to borrow, repay, or deposit money, or to use other banking and financial services. Further, it could take Suffolk longer than anticipated to implement its strategic plans to increase revenue and manage non-interest expense, or it may not be possible to implement those plans at all. Finally, new and unanticipated legislation, regulation, or accounting standards may require Suffolk to change its practices in ways that materially change the results of operation. Each of the factors may change in ways that management does not now foresee. These remarks are based on current plans and expectations. They are subject, however, to a variety of uncertainties that could cause future results to vary materially from Suffolk’s historical performance, or from current expectations.

Item 4.

Controls and Procedures

Suffolk’s Chief Executive Officer and Chief Financial Officer (collectively, the “Certifying Officers”) are responsible for establishing and maintaining disclosure controls and procedures as defined in Rules 13a-15(e) of the Securities Exchange Act of 1934 for Suffolk. Based upon their evaluation of these controls and procedures as of March 31, 2004, the Certifying Officers have concluded that Suffolk’s disclosure controls and procedures are effective.

In addition, there has been no significant change in Suffolk’s internal controls over financial reporting that occurred during Suffolk’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, Suffolk’s internal controls over financial reporting.

PART II

Item 2.

Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

The following table details repurchases of common stock during the first quarter of 2004:

Period ending	Total shares repurchased	Average price per share	Aggregate cost
March 31, 2004	48,814	$34.41	$1,679,769

Item 4.

Submission of Matters to a Vote of Security Holders

The annual meeting of the shareholders was held at 1:00 PM on April 13, 2004 at the Administrative Center of the Suffolk County National Bank in Riverhead, New York. Three directors were elected for a term of three years and one for a term of one year; and the appointment of Grant Thornton, L.L.P. as independent auditors for the fiscal year ending December 31, 2004 was ratified. The following table details the vote:

		Shares Voted
Nominees for Director for a term of 3 years		For	Withheld
Edgar F. Goodale		7,975,014	355,484
David A. Kandell		8,002,934	327,564
Susan V.B. O’Shea		8,022,484	307,814
Nominees for Director for a term of 1 year
Ralph M. Gibson		8,030,343	300,155

Ratification of Independent Auditors		For	Against	Abstain
Grant Thornton, L.L.P.		8,174,642	147,239	8,164

		Outstanding	Summary # Voted	% Voted
At Date of Record	At Date of Record	10,917,269	8,330,498	76.3%

Item 6.

Exhibits and Reports on Form 8-K

CERTIFICATION OF PERIODIC REPORT - Exhibit 31.1

CERTIFICATION OF PERIODIC REPORT - Exhibit 31.2

CERTIFICATION OF PERIODIC REPORT - Exhibit 32.1

CERTIFICATION OF PERIODIC REPORT- Exhibit 32.2

The following reports were filed on Form 8-K during the three month period ended March 31, 2004.

Current Report on Form 8-K – January 15, 2004 – Press Release of January 15, 2004, “Suffolk Bancorp Announces Fourth Quarter and Full Year Earnings” - Earnings release for the three months ended December 31, 2003.

Current Report on Form 8-K – February 24, 2004 – Press Release of February 24, 2004, “Suffolk Bancorp Announces Regular Quarterly Dividend”.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUFFOLK BANCORP

Date: May 10, 2004	/s/ Thomas S. Kohlmann

Thomas S. Kohlmann President & Chief Executive Officer

Date: May 10, 2004	/s/ J. Gordon Huszagh

J. Gordon Huszagh Executive Vice President & Chief Financial Officer