Form 10-Q
period 2004-06-30
SUFFOLK BANCORP
filed 2004-08-05
CIK 754673

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended June 30, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12-b2 of the Exchange Act). Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

10,866,219 SHARES OF COMMON STOCK OUTSTANDING AS OF JULY 30, 2004

This page left blank intentionally.

SUFFOLK BANCORP AND SUBSIDIARIES

SUFFOLK BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CONDITION

(in thousands of dollars except for share and per share data)

	June 30, 2004	December 31, 2003
	unaudited
ASSETS
Cash & Due From Banks	$83,417	$52,053
Federal Funds Sold	78,400	4,300
Investment Securities:
Available for Sale, at Fair Value	377,652	376,188
Held to Maturity (Fair Value of $12,369 and $13,047, respectively)
Obligations of States & Political Subdivisions	9,300	12,369
Federal Reserve Bank Stock	638	638
Federal Home Loan Bank Stock	1,823	1,535
Corporate Bonds & Other Securities	100	100

Total Investment Securities	389,513	390,830
Total Loans	833,185	839,061
Less: Allowance for Loan Losses	9,851	8,551

Net Loans	823,334	830,510
Premises & Equipment, Net	22,562	22,780
Accrued Interest Receivable, Net	5,197	5,869
Excess of Cost Over Fair Value of Net Assets Acquired	814	814
Other Assets	21,128	21,601

TOTAL ASSETS	$1,424,365	$1,328,757

LIABILITIES & STOCKHOLDERS’ EQUITY
Demand Deposits	$446,261	$364,219
Saving, N.O.W. & Money Market Deposits	642,841	587,553
Time Certificates of $100,000 or more	18,350	21,947
Other Time Deposits	200,099	213,777

Total Deposits	1,307,551	1,187,496
Federal Home Loan Bank Borrowings	—	20,000
Dividend Payable on Common Stock	2,069	2,080
Accrued Interest Payable	726	800
Other Liabilities	14,381	18,211

TOTAL LIABILITIES	1,324,727	1,228,587

STOCKHOLDERS’ EQUITY
Common Stock (par value $2.50; 15,000,000 shares authorized; 10,883,719 and 10,949,283 shares outstanding at June 30, 2004 and December 31, 2003, respectively)	33,879	33,879
Surplus	19,375	19,375
Treasury Stock at Par (2,667,899 and 2,602,335 shares, respectively)	(6,670)	(6,506)
Retained Earnings	52,547	48,888

	99,131	95,636
Accumulated Other Comprehensive Income, Net of Tax	507	4,534

TOTAL STOCKHOLDERS’ EQUITY	99,638	100,170
TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$1,424,365	$1,328,757

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

(unaudited, in thousands of dollars except for share and per share data)

	For the Three Months Ended
	June 30, 2004	June 30, 2003
	unaudited	unaudited
INTEREST INCOME
Federal Funds Sold	$79	$55
United States Treasury Securities	104	104
Obligations of States & Political Subdivisions (tax exempt)	215	124
Mortgage-Backed Securities	2,548	2,648
U.S. Government Agency Obligations	966	825
Corporate Bonds & Other Securities	17	36
Loans	12,950	14,037

Total Interest Income	16,879	17,829
INTEREST EXPENSE
Saving, N.O.W & Money Market Deposits	664	1,036
Time Certificates of $100,000 or more	88	126
Other Time Deposits	1,058	1,473
Interest on Other Borrowings	5	24

Total Interest Expense	1,815	2,659
Net-interest Income	15,064	15,170
Provision for Loan Losses	1,298	270

Net-interest Income After Provision for Loan Losses	13,766	14,900
OTHER INCOME
Service Charges on Deposit Accounts	1,419	1,488
Other Service Charges, Commissions & Fees	645	609
Fiduciary Fees	308	283
Net Securities Gains	1,219	—
Other Operating Income	183	368

Total Other Income	3,774	2,748
OTHER EXPENSE
Salaries & Employee Benefits	5,340	5,338
Net Occupancy Expense	829	745
Equipment Expense	510	487
Other Operating Expense	2,512	2,563

Total Other Expense	9,191	9,133
Income Before Provision for Income Taxes	8,349	8,515
Provision for Income Taxes	3,316	3,384

NET INCOME	$5,033	$5,131

Average: Common Shares Outstanding	10,887,087	11,046,136
Dilutive Stock Options	33,080	43,164

Average Total Common Shares and Dilutive Options	10,920,167	11,089,300
EARNINGS PER COMMON SHARE
Basic	$0.46	$0.46
Diluted	$0.46	$0.46

See accompanying notes to consolidated financial statements.

SUFFOLK BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands of dollars except for share and per share data)

	For the Six Months Ended
	June 30, 2004	June 30, 2003
	unaudited	unaudited
INTEREST INCOME
Federal Funds Sold	$87	$82
United States Treasury Securities	208	208
Obligations of States & Political Subdivisions (tax exempt)	391	253
Mortgage-Backed Securities	4,986	5,836
U.S. Government Agency Obligations	2,044	1,651
Corporate Bonds & Other Securities	38	71
Loans	25,972	28,415

Total Interest Income	33,726	36,516
INTEREST EXPENSE
Saving, N.O.W. & Money Market Deposits	1,310	2,226
Time Certificates of $100,000 or more	182	261
Other Time Deposits	2,168	3,077
Federal Funds Purchased	—	12
Interest on Other Borrowings	40	32

Total Interest Expense	3,700	5,608
Net-interest Income	30,026	30,908
Provision for Loan Losses	1,523	540

Net-interest Income After Provision	28,503	30,368
OTHER INCOME
Service Charges on Deposit Accounts	2,827	2,900
Other Service Charges, Commissions & Fees	1,218	1,119
Fiduciary Fees	621	563
Net Security Gains	1,219	—
Other Operating Income	341	683

Total Other Income	6,226	5,265
OTHER EXPENSE
Salaries & Employee Benefits	10,848	10,786
Net Occupancy Expense	1,682	1,552
Equipment Expense	1,080	1,195
Other Operating Expense	4,700	4,734

Total Other Expense	18,310	18,267
Income Before Provision for Income Taxes	16,419	17,366
Provision for Income Taxes	6,522	6,896

NET INCOME	$9,897	10,470

Average: Common Shares Outstanding	10,907,715	11,172,393
Dilutive Stock Options	34,760	43,024

Average Total Common Shares and Dilutive Options	10,942,475	11,215,417
EARNINGS PER COMMON SHARE
Basic	$0.91	$0.94
Diluted	$0.90	$0.93

See accompanying notes to consolidated financial statements.

SUFFOLK BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands of dollars)

	For the Six Months Ended
	June 30, 2004	June 30, 2003
	unaudited	unaudited
CASH FLOWS FROM OPERATING ACTIVITIES
NET INCOME	$9,897	$10,470
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH
Provision for Loan Losses	1,523	540
Depreciation & Amortization	1,041	1,153
Accretion of Discounts	(170)	(143)
Amortization of Premiums	2,418	2,498
Decrease in Accrued Interest Receivable	672	249
Decrease in Other Assets	472	1,478
Decrease in Accrued Interest Payable	(73)	(341)
(Decrease) Increase in Other Liabilities	(1,033)	490
Net Security Gains	(1,219)	—

Net Cash Provided by Operating Activities	13,528	16,394
CASH FLOWS FROM INVESTING ACTIVITIES
Principal Payments on Investment Securities Available for Sale	38,421	38,570
Proceeds from Sale of Investment Securities Available for Sale	43,604	—
Maturities of Investment Securities; Available for Sale	—	—
Purchases of Investment Securities; Available for Sale	(91,344)	(15,767)
Maturities of Investment Securities; Held to Maturity	5,918	8,177
Purchases of Investment Securities; Held to Maturity	(3,136)	(3,451)
Loan Disbursements & Repayments, Net	5,654	(35,525)
Purchases of Premises & Equipment, Net	(823)	(2,640)

Net Cash Used in Investing Activities	(1,706)	(10,636)
CASH FLOWS FROM FINANCING ACTIVITIES
Net Increase in Deposit Accounts	120,056	113,361
Dividends Paid to Shareholders	(4,155)	(4,092)
Treasury Shares Acquired	(2,259)	(14,929)
Net Payments for Other Borrowings	(20,000)	—

Net Cash Provided by Financing Activities	93,642	94,340
Net Increase in Cash & Cash Equivalents	105,464	100,098
Cash & Cash Equivalents Beginning of Period	56,353	65,500

Cash & Cash Equivalents End of Period	$161,817	$165,598

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

The results of operations for the three months ended June 30, 2004 are not necessarily indicative of the results of operations to be expected for the remainder of the year.

(2) Stock-based Compensation

At June 30, 2004, Suffolk had one stock-based employee compensation plan. Suffolk accounts for that plan under the recognition and measurement principles of APB 25, “Accounting for Stock Issued to Employees,” and related interpretations. No stock-based employee compensation costs are reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant.

The following table provides the disclosures required by Statement of Financial Accounting Standards No. 123 “Accounting for Stock Based Compensation” (“SFAS No. 123”) and illustrates the effect on net income and earnings per share if Suffolk had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation, and should be read in conjunction with “Capital Resources” on Page 12 in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Quarter Ended June 30,		2004	2003
Net income (in thousands)	As reported	$5,033	$5,131
	Stock-based compensation
	costs determined under fair
	value method for all awards	(14)	(10)

	pro-forma	5,019	5,121
Earnings per share (Basic)	As reported	0.46	0.46
	pro forma	0.46	0.46
Earnings per share (Diluted)	As reported	0.46	0.46
	pro-forma	0.46	0.46

On March 31, 2004, the Financial Accounting Standards Board (“FASB”) issued a proposed Statement, Share-Based Payment an Amendment of FASB Statements No. 123 and APB No. 95, that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. Under the FASB’s proposal, all forms of share-based payments to employees, including employee stock options, would be treated the same as other forms of compensation by recognizing the related cost in the income statement. The expense of the award would generally be measured at fair value at the grant date. Current accounting guidance requires that the expense relating to so-called fixed plan employee stock options only be disclosed in the footnotes to the financial statements. The proposed Statement would eliminate the ability to account for share-based compensation transactions using APB Opinion No. 25, Accounting for Stock Issued to Employees. The Company is currently evaluating this proposed statement and its effects on its results of operations.

(3) Recent Accounting Pronouncements

Suffolk adopted FASB Interpretation 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others,” on January 1, 2003. FIN 45 requires a guarantor entity, at the inception of a guarantee covered by the measurement provisions of the interpretation, to record a liability for the fair value of the obligation undertaken in issuing the guarantee. Suffolk has financial and performance letters of credit. Financial letters of credit require Suffolk to make payment if the customer’s financial condition deteriorates, as defined in the agreements. Performance letters of credit require Suffolk to make payments if the customer fails to perform certain non-financial contractual obligations. Suffolk previously did not record a liability when guaranteeing obligations unless it became probable that Suffolk would have to perform under the guarantee. FIN 45 applies prospectively to guarantees Suffolk issues or modifies subsequent to December 31, 2003. The maximum potential undiscounted amount of future payments of these letters of credit as of June 30, 2004 is $5,804,000 and they expire as follows:

2004	$1,786,000
2005	3,917,000
2007	101,000

$5,804,000

Amounts due under these letters of credit would be reduced by any proceeds that Suffolk would be able to obtain in liquidating the collateral for the loans, which varies depending on the customer. The valuation of the allowance for loan losses includes a provision of $9,000 for possible loan losses based on the letters of credit outstanding on June 30, 2004.

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

The SEC recently released Staff Accounting Bulletin No. 105, “Application of Accounting Principles to Loan Commitments” (“SAB 105”). SAB 105 provides guidance about the measurement of loan commitments recognized at fair value under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. SAB 105 also requires companies to disclose their accounting policy for those loan commitments including methods and assumptions used to estimate fair value and associated hedging strategies. SAB 105 is effective for all loan commitments accounted for as derivatives that are entered into after March 31, 2004. The adoption of SAB 105 did not have a material effect on Suffolk’s consolidated financial statements.

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

For the Three-Month Periods ended June 30, 2004 and 2003

Net Income

Net income was $5,033,000 for the quarter, down 1.9 percent from $5,131,000 posted during the same period last year. Earnings per share were $0.46 for the second quarter of 2004 and 2003.

Interest Income

Interest income was $16,879,000 for the second quarter of 2004, down 5.3 percent from $17,829,000 posted for the same quarter in 2003. Average net loans during the second quarter of 2004 totaled $827,163,000 compared to $809,908,000 for the same period of 2003. During the second quarter of 2004, the yield was 5.47 percent (taxable-equivalent) on average earning assets of $1,241,680 down from 6.02 percent on average earning assets of $1,188,514 during the second quarter of 2003. Decreases in interest income were attributable primarily to a decrease in interest income on loans and a decrease in interest income on mortgage-backed securities.

Interest Expense

Interest expense for the second quarter of 2004 was $1,815,000, down 31.7 percent from $2,659,000 for the same period of 2003. During the second quarter of 2004, the cost of funds was .88 percent on average interest-bearing liabilities of $824,810,000 down from 1.28 percent on average interest-bearing liabilities of $833,603,000 during the second quarter of 2003. Interest expense decreased primarily as a result of decreases in market rates of interest, and as average demand deposits comprised 32.9 percent of total average deposits.

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

Net Interest Income

Net interest income, before the provision for possible loan losses, is the largest component of Suffolk’s earnings. It was $15,064,000 for the second quarter of 2004, down .7 percent from $15,170,000 during the same period of 2003. The net interest margin for the quarter, on a fully taxable-equivalent basis, was 4.89 percent compared to 5.13 percent for the same period of 2003.

The following table details the components of Suffolk’s net interest income on a taxable-equivalent basis: (in thousands of dollars)

	2004			2003
June 30,	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
INTEREST-EARNING ASSETS
U.S. Treasury securities	$9,746	$106	4.35%	$10,035	$106	4.23%
Collateralized mortgage obligations	245,623	2,518	4.10	246,301	2,519	4.09
Mortgage backed securities	7,430	30	1.62	13,810	130	3.76
Obligations of states and political subdivisions	23,704	314	5.30	12,539	190	6.06
U.S. govt. agency obligations	92,146	966	4.19	75,035	824	4.39
Corporate bonds and other securities	2,557	17	2.66	2,269	35	6.17
Federal funds sold and securities purchased under agreements to resell	33,311	79	0.95	18,617	55	1.19
Loans, including non-accrual loans
Commercial, financial & agricultural loans	182,949	2,354	5.15	168,309	2,257	5.36
Commercial real estate mortgages	234,498	4,071	6.94	193,647	3,607	7.45
Real estate construction loans	32,794	564	6.88	37,983	834	8.79
Residential mortgages (1st and 2nd liens)	109,605	1,721	6.28	97,237	1,151	4.73
Home equity loans	65,353	818	5.01	50,891	688	5.40
Consumer loans	199,738	3,422	6.85	259,957	5,500	8.46
Other loans (overdrafts)	2,226	—	—	1,884	—	—

Total interest-earning assets	$1,241,680	$16,980	5.47%	$1,188,514	$17,896	6.02%

Cash and due from banks	$54,625			$51,997
Other non-interest-earning assets	80,365			45,233

Total assets	$1,376,670			$1,285,744

INTEREST-BEARING LIABILITIES
Saving, N.O.W. and money market deposits	$599,495	$664	0.44%	$568,565	$1,036	0.73%
Time deposits	223,576	1,146	2.05	257,355	1,599	2.49

Total saving and time deposits	823,071	1,810	0.88	825,920	2,635	1.28
Federal funds purchased and securities sold under agreement to repurchase	57	—	—	—	—	—
Other borrowings	1,682	5	1.19	7,683	24	1.28

Total interest-bearing liabilities	$824,810	$1,815	0.88%	$833,603	$2,659	1.28%

Rate spread			4.59%			4.75%
Non-interest-bearing deposits	$402,680			$337,645
Other non-interest-bearing liabilities	50,513			17,897

Total liabilities	$1,278,003			$1,189,145
Stockholders’ equity	98,667			96,599

Total liabilities and stockholders’ equity	$1,376,670			$1,285,744
Net-interest income (taxable-equivalent basis) and effective interest rate differential		$15,165	4.89%		$15,237	5.13%
Less: taxable-equivalent basis adjustment		(101)			(67)

Net-interest income		$15,064			$15,170

Other Income

Other income increased to $3,774,000 for the three months compared to $2,748,000 the previous year. Service charges on deposits were down 4.6 percent. Service charges, including commissions and fees other than for deposits, increased by 5.9 percent. Trust revenue was up 8.8 percent. There was a repositioning of the securities portfolio to take advantage of a steeper yield curve. Suffolk sold securities of shorter remaining maturities and reinvested the proceeds in securities with longer maturities, resulting in a pre-tax net securities gain of $1,219,000. Other operating income decreased by 50.3 percent.

Other Expense

Other expense for the second quarter of 2004 was $9,191,000, up .6 percent from $9,133,000 for the comparable period in 2003. Employee compensation remained flat, net occupancy expense increased 11.3 percent, equipment expense increased by 4.7 percent, and other operating expense decreased by 2.0 percent.

In accordance with the requirements of Statement of Financial Accounting Standards 132R (“SFAS 132R”), Suffolk presents information concerning net periodic defined benefit pension expense for the three months ended June 30, 2004 and 2003, including the following components:

	2004	2003
Service cost	$282,110	$242,406
Interest cost	290,790	276,365
Expected return on plan assets	(352,111)	(315,675)
Amortization of prior service cost	(14,492)	(14,492)
Amortization of unrecognized net actuarial loss	60,515	63,456

Net periodic benefit expense	$266,812	$252,059

A contribution of approximately $1,064,000 was made to the pension plan in June of 2004. Management is currently evaluating the impact of the Pension Funding Equity Act enacted in April 2004 on projected funding. There were no other contributions required to be made to the plan in the three months ended June 30, 2004.

Capital Resources

Stockholders’ equity totaled $99,638,000 on June 30, 2004, a decrease of .5 percent from $100,170,000 on December 31, 2003. The ratio of equity to assets was 7.0 percent at June 30, 2004 and 7.5 percent at December 31, 2003. The following table details amounts and ratios of Suffolk’s regulatory capital: (in thousands of dollars except ratios)

	Actual		For capital adequacy		To be well capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2004
Total Capital (to risk-weighted assets)	$108,055	11.28%	$76,625	8.00%	$95,781	10.00%
Tier 1 Capital (to risk-weighted assets)	98,204	10.25%	38,313	4.00%	57,469	6.00%
Tier 1 Capital (to average assets)	98,204	7.14%	55,030	4.00%	68,787	5.00%

As of December 31, 2003
Total Capital (to risk-weighted assets)	$108,374	11.68%	$74,242	8.00%	$92,802	10.00%
Tier 1 Capital (to risk-weighted assets)	99,822	10.76%	37,121	4.00%	55,681	6.00%
Tier 1 Capital (to average assets)	99,822	7.70%	51,869	4.00%	64,836	5.00%

Credit Risk

Suffolk makes loans based on the best evaluation possible of the creditworthiness of the borrower. Even with careful underwriting, some loans may not be repaid as originally agreed. To provide for this possibility, Suffolk maintains an allowance for possible loan losses, based on an analysis of the performance of the loans in its portfolio. The analysis includes subjective factors based on management’s judgment as well as quantitative evaluation. Prudent, conservative estimates should produce an allowance that will provide for a range of losses. According to GAAP, a financial institution should record its best estimate. Appropriate factors contributing to the estimate may include changes in the composition of the institution’s assets, or potential economic slowdowns or downturns. Also important is the geographical or political environment in which the institution operates. Suffolk’s management considers all of these factors when determining the provision for possible loan losses.

During the quarter, there was a provision for the allowance for possible loan and lease losses of $1,298,000 for the quarter in comparison to $270,000 in the same period last year. This provision was occasioned by the deterioration of a single credit, the circumstances of which are particular to that loan. Management does not believe that it is reflective of systemic weakness in Suffolk’s loan portfolio or of its underwriting standards and procedures

The following table presents information about the allowance for possible loan losses: (in thousands of dollars except for ratios)

	For the last 12 months	For the three months ended
		June 30 2004	Mar. 31 2004	Dec. 31 2003	Sept. 30 2003
Allowance for loan losses
Beginning balance	$8,704	$8,487	$8,551	$8,559	$8,704
Total charge-offs	1,706	145	514	503	544
Total recoveries	938	211	225	283	219
Provision for loan losses	1,915	1,298	225	212	180

Ending balance	$9,851	$9,851	$8,487	$8,551	$8,559

Coverage ratios
Loans, net of discounts: average	$828,532	$827,163	$831,919	$836,921	$818,124
at end of period	834,563	833,185	838,397	839,061	827,607
Non-performing assets	1,992	3,682	1,430	1,819	1,038
Non-performing assets/total loans (net of discount)	0.24%	0.44%	0.17%	0.22%	0.13%
Net charge-offs/average net loans (annualized)	0.09%	-0.03%	0.14%	0.11%	0.16%
Allowance/non-accrual, restructured, & OREO	538.93%	267.54%	593.50%	470.09%	824.57%
Allowance for loan losses/net loans	1.06%	1.18%	1.01%	1.02%	1.03%

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

Item 4.

Controls and Procedures

Suffolk’s Chief Executive Officer and Chief Financial Officer (collectively, the “Certifying Officers”) are responsible for establishing and maintaining disclosure controls and procedures as defined in Rules 13a-15(e) of the Securities Exchange Act of 1934 for Suffolk. Based upon their evaluation of these controls and procedures as of June 30, 2004, the Certifying Officers have concluded that Suffolk’s disclosure controls and procedures are effective.

In addition, there has been no significant change in Suffolk’s internal controls over financial reporting that occurred during Suffolk’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, Suffolk’s internal controls over financial reporting.

PART II

Item 2.

Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

The following table details repurchases of common stock during the second quarter of 2004:

Quarter ending	Total shares repurchased	Average price per share	Aggregate cost
June 30, 2004	16,750	$34.60	$579,498

Item 6.

Exhibits and Reports on Form 8-K

CERTIFICATION OF PERIODIC REPORT - Exhibit 31.1

CERTIFICATION OF PERIODIC REPORT - Exhibit 31.2

CERTIFICATION OF PERIODIC REPORT - Exhibit 32.1

CERTIFICATION OF PERIODIC REPORT - Exhibit 32.2

The following reports were filed on Form 8-K during the three month period ended June 30, 2004.

Current Report on Form 8-K – April 13, 2004 – Press Release of April 13, 2004, “Suffolk Bancorp Announces First Quarter Earnings” - Earnings release for the first quarter of 2004.

Current Report on Form 8-K – May 25, 2004 – Press Release of May 25, 2004, “Suffolk Bancorp Announces Regular Quarterly Dividend.”

Current Report on Form 8-K – June 30, 2004 – Press Release of June 30, 2004, “Suffolk Bancorp Elects Thomas S. Kohlmann Vice Chairman.”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUFFOLK BANCORP

Date: August 5, 2004	/s/ Thomas S. Kohlmann
Thomas S. Kohlmann President & Chief Executive Officer

Date: August 5, 2004	/s/ J. Gordon Huszagh
J. Gordon Huszagh Executive Vice President & Chief Financial Officer