Form 10-Q
period 2004-09-30
SUFFOLK BANCORP
filed 2004-11-04
CIK 754673

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended September 30, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12-b2 of the Exchange Act).    Yes  ☒    No  ☐.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

10,845,337 SHARES OF COMMON STOCK OUTSTANDING AS OF NOVEMBER 1, 2004

This page left blank intentionally.

SUFFOLK BANCORP AND SUBSIDIARIES

SUFFOLK BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CONDITION

(in thousands of dollars except for share and per share data)

	September 30, 2004	December 31, 2003
	unaudited
ASSETS
Cash & Due From Banks	$46,567	$52,053
Federal Funds Sold	23,500	4,300
Investment Securities:
Available for Sale, at Fair Value	421,897	376,188
Held to Maturity (Fair Value of $13,473 and $13,047, respectively)
Obligations of States & Political Subdivisions	11,275	12,369
Federal Reserve Bank Stock	638	638
Federal Home Loan Bank Stock	1,823	1,535
Corporate Bonds & Other Securities	100	100

Total Investment Securities	435,733	390,830
Total Loans	816,594	839,061
Less: Allowance for Loan Losses	7,980	8,551

Net Loans	808,614	830,510
Premises & Equipment, Net	22,781	22,780
Accrued Interest Receivable, Net	5,912	5,869
Excess of Cost Over Fair Value of Net Assets Acquired	814	814
Other Assets	20,283	21,601

TOTAL ASSETS	$1,364,204	$1,328,757

LIABILITIES & STOCKHOLDERS’ EQUITY
Demand Deposits	$404,285	$364,219
Saving, N.O.W. & Money Market Deposits	624,807	587,553
Time Certificates of $100,000 or more	19,144	21,947
Other Time Deposits	192,799	213,777

Total Deposits	1,241,035	1,187,496
Federal Home Loan Bank Borrowings	—	20,000
Dividend Payable on Common Stock	2,063	2,080
Accrued Interest Payable	718	800
Other Liabilities	16,101	18,211

TOTAL LIABILITIES	1,259,917	1,228,587

STOCKHOLDERS’ EQUITY
Common Stock (par value $2.50; 15,000,000 shares authorized; 10,851,337 and 10,949,283 shares outstanding at September 30, 2004 and December 31, 2003, respectively)	33,884	33,879
Surplus	19,440	19,375
Treasury Stock at Par (2,702,399 and 2,602,335 shares, respectively)	(6,756)	(6,506)
Retained Earnings	54,741	48,888

	101,309	95,636
Accumulated Other Comprehensive Income, Net of Tax	2,978	4,534

TOTAL STOCKHOLDERS’ EQUITY	104,287	100,170
TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$1,364,204	$1,328,757

See accompanying notes to consolidated financial statements.

SUFFOLK BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(unaudited, in thousands of dollars except for share and per share data)

	For the Three Months Ended
	September 30, 2004	September 30, 2003
	unaudited	unaudited
INTEREST INCOME
Federal Funds Sold	$136	$109
United States Treasury Securities	104	104
Obligations of States & Political Subdivisions (tax exempt)	256	148
Mortgage-Backed Securities	2,694	2,223
U.S. Government Agency Obligations	1,095	963
Corporate Bonds & Other Securities	21	14
Loans	12,778	13,619

Total Interest Income	17,084	17,180
INTEREST EXPENSE
Saving, N.O.W & Money Market Deposits	724	777
Time Certificates of $100,000 or more	88	115
Other Time Deposits	1,031	1,332
Interest on Other Borrowings	—	1

Total Interest Expense	1,843	2,225
Net-interest Income	15,241	14,955
Provision for Loan Losses	225	180

Net-interest Income After Provision for Loan Losses	15,016	14,775
OTHER INCOME
Service Charges on Deposit Accounts	1,412	1,380
Other Service Charges, Commissions & Fees	698	739
Fiduciary Fees	303	312
Net Securities Gains	—	464
Other Operating Income	201	246

Total Other Income	2,614	3,141
OTHER EXPENSE
Salaries & Employee Benefits	5,358	5,544
Net Occupancy Expense	669	668
Equipment Expense	537	480
Other Operating Expense	2,426	2,324

Total Other Expense	8,990	9,016
Income Before Provision for Income Taxes	8,640	8,900
Provision for Income Taxes	3,433	3,533

NET INCOME	$5,207	$5,367

Average: Common Shares Outstanding	10,867,334	10,967,478
Dilutive Stock Options	30,892	39,567

Average Total Common Shares and Dilutive Options	10,898,226	11,007,045
EARNINGS PER COMMON SHARE
Basic	$0.48	$0.49
Diluted	$0.48	$0.49

See accompanying notes to consolidated financial statements.

SUFFOLK BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(unaudited, in thousands of dollars except for share and per share data)

	For the Nine Months Ended
	September 30, 2004	September 30, 2003
	unaudited	unaudited
INTEREST INCOME
Federal Funds Sold	$223	$191
United States Treasury Securities	312	312
Obligations of States & Political Subdivisions (tax exempt)	647	401
Mortgage-Backed Securities	7,680	8,059
U.S. Government Agency Obligations	3,139	2,614
Corporate Bonds & Other Securities	59	85
Loans	38,750	42,034

Total Interest Income	50,810	53,696
INTEREST EXPENSE
Saving, N.O.W. & Money Market Deposits	2,034	3,003
Time Certificates of $100,000 or more	270	376
Other Time Deposits	3,199	4,409
Federal Funds Purchased	—	12
Interest on Other Borrowings	40	33

Total Interest Expense	5,543	7,833
Net-interest Income	45,267	45,863
Provision for Loan Losses	1,748	720

Net-interest Income After Provision	43,519	45,143
OTHER INCOME
Service Charges on Deposit Accounts	4,239	4,280
Other Service Charges, Commissions & Fees	1,916	1,858
Fiduciary Fees	924	875
Net Security Gains	1,219	464
Other Operating Income	542	929

Total Other Income	8,840	8,406
OTHER EXPENSE
Salaries & Employee Benefits	16,206	16,330
Net Occupancy Expense	2,351	2,220
Equipment Expense	1,617	1,675
Other Operating Expense	7,126	7,058

Total Other Expense	27,300	27,283
Income Before Provision for Income Taxes	25,059	26,266
Provision for Income Taxes	9,955	10,429

NET INCOME	$15,104	$15,837

Average: Common Shares Outstanding	10,894,156	11,105,303
Dilutive Stock Options	33,539	38,327

Average Total Common Shares and Dilutive Options	10,927,695	11,143,630
EARNINGS PER COMMON SHARE
Basic	$1.39	$1.43
Diluted	$1.38	$1.42

See accompanying notes to consolidated financial statements.

SUFFOLK BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands of dollars)

	For the Nine Months Ended
	September 30, 2004	September 30, 2003
	unaudited	unaudited
CASH FLOWS FROM OPERATING ACTIVITIES
NET INCOME	$15,104	$15,837
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH
Provision for Loan Losses	1,748	720
Depreciation & Amortization	1,569	1,635
Accretion of Discounts	(266)	(284)
Amortization of Premiums	3,525	3,931
(Increase) Decrease in Accrued Interest Receivable	(43)	851
Decrease in Other Assets	1,317	1,149
Decrease in Accrued Interest Payable	(81)	(469)
(Decrease) Increase in Other Liabilities	(959)	1,137
Net Security Gains	(1,219)	(464)

Net Cash Provided by Operating Activities	20,695	24,043
CASH FLOWS FROM INVESTING ACTIVITIES
Principal Payments on Investment Securities Available for Sale	59,762	83,030
Proceeds from Sale of Investment Securities Available for Sale	43,604	39,109
Purchases of Investment Securities; Available for Sale	(153,754)	(131,390)
Maturities of Investment Securities; Held to Maturity	6,468	8,627
Purchases of Investment Securities; Held to Maturity	(5,661)	(3,827)
Loan Disbursements & Repayments, Net	20,148	(39,906)
Purchases of Premises & Equipment, Net	(1,569)	(3,697)

Net Cash Used in Investing Activities	(31,002)	(48,054)
CASH FLOWS FROM FINANCING ACTIVITIES
Net Increase in Deposit Accounts	53,540	89,934
Dividends Paid to Shareholders	(6,223)	(6,187)
Treasury Shares Acquired	(3,296)	(17,718)
Net Payments for Other Borrowings	(20,000)	—

Net Cash Provided by Financing Activities	24,021	66,029
Net Increase in Cash & Cash Equivalents	13,714	42,018
Cash & Cash Equivalents Beginning of Period	56,353	65,500

Cash & Cash Equivalents End of Period	$70,067	$107,518

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

The results of operations for the three months ended September 30, 2004 are not necessarily indicative of the results of operations to be expected for the remainder of the year.

(2) Stock-based Compensation

At September 30, 2004, Suffolk had one stock-based employee compensation plan. Suffolk accounts for that plan under the recognition and measurement principles of APB 25, “Accounting for Stock Issued to Employees,” and related interpretations. No stock-based employee compensation costs are reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant.

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

Quarter Ended September 30,		2004	2003
Net income (in thousands)	As reported	$5,207	$5,367
	Stock-based compensation
	costs determined under fair
	value method for all awards	(9)	(10)

	pro-forma	5,198	5,357
Earnings per share (Basic)	As reported	0.48	0.49
	pro forma	0.48	0.49
Earnings per share (Diluted)	As reported	0.48	0.49
	pro-forma	0.48	0.49

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

(3) Recent Accounting Pronouncements

Suffolk adopted FASB Interpretation 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others,” on January 1, 2003. FIN 45 requires a guarantor entity, at the inception of a guarantee covered by the measurement provisions of the interpretation, to record a liability for the fair value of the obligation undertaken in issuing the guarantee. Suffolk has financial and performance letters of credit. Financial letters of credit require Suffolk to make payment if the customer’s financial condition deteriorates, as defined in the agreements. Performance letters of credit require Suffolk to make payments if the customer fails to perform certain non-financial contractual obligations. Suffolk previously did not record a liability when guaranteeing obligations unless it became probable that Suffolk would have to perform under the guarantee. FIN 45 applies prospectively to guarantees Suffolk issues or modifies subsequent to December 31, 2003. The maximum potential undiscounted amount of future payments of these letters of credit as of September 30, 2004 is $6,174,000 and they expire as follows:

2004	$883,000
2005	3,862,000
2006	1,328,000
2007	101,000

$6,174,000

Amounts due under these letters of credit would be reduced by any proceeds that Suffolk would be able to obtain in liquidating the collateral for the loans, which varies depending on the customer. The valuation of the allowance for loan losses includes a provision of $9,000 for possible loan losses based on the letters of credit outstanding on September 30, 2004.

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

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

For the Three-Month Periods ended September 30, 2004 and 2003

Net Income

Net income was $5,207,000 for the quarter, down 3.0 percent from $5,367,000 posted during the same period last year. Earnings per share were $0.48 for the third quarter of 2004 compared to $.49 for the third quarter of 2003.

Interest Income

Interest income was $17,084,000 for the third quarter of 2004, down .6 percent from $17,180,000 posted for the same quarter in 2003. Average net loans during the third quarter of 2004 totaled $814,143,000 compared to $809,452,000 for the same period of 2003. During the third quarter of 2004, the yield was 5.43 percent (taxable-equivalent) on average earning assets of $1,268,378,000 down from 5.71 percent on average earning assets of $1,208,383,000 during the third quarter of 2003. Decreases in interest income were attributable primarily to a decrease in interest income on loans.

Interest Expense

Interest expense for the third quarter of 2004 was $1,843,000, down 17.2 percent from $2,225,000 for the same period of 2003. During the third quarter of 2004, the cost of funds was .89 percent on average interest-bearing liabilities of $830,940,000 down from 1.07 percent on average interest-bearing liabilities of $828,526,000 during the third quarter of 2003. Interest expense decreased primarily as a result of decreases in market rates of interest, and as average demand deposits comprised 33.2 percent of total average deposits.

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

Net Interest Income

Net interest income, before the provision for possible loan losses, is the largest component of Suffolk’s earnings. It was $15,241,000 for the third quarter of 2004, up 1.9 percent from $14,955,000 during the same period of 2003. The net interest margin for the quarter, on a fully taxable-equivalent basis, was 4.85 percent compared to 4.97 percent for the same period of 2003.

The following table details the components of Suffolk’s net interest income on a taxable-equivalent basis: (in thousands of dollars)

	2004			2003
September 30,	Average Balance	Interest	Average Rate	Average Balance	Interest Rate	Average
INTEREST-EARNING ASSETS
U.S. Treasury securities	$9,645	$106	4.40%	$9,928	$106	4.27%
Collateralized mortgage obligations	260,477	2,669	4.10	227,349	2,125	3.74
Mortgage backed securities	6,350	26	1.64	12,251	99	3.22
Obligations of states and political subdivisions	25,233	378	5.99	15,514	216	5.58
U.S. govt. agency obligations	109,794	1,095	3.99	90,032	963	4.28
Corporate bonds and other securities	2,561	21	3.28	2,272	14	2.48
Federal funds sold and securities purchased under agreements to resell	40,175	135	1.34	41,585	109	1.05
Loans, including non-accrual loans
Commercial, financial & agricultural loans	166,138	2,213	5.33	158,561	2,113	5.33
Commercial real estate mortgages	243,133	4,136	6.80	203,839	3,508	6.88
Real estate construction loans	38,563	658	6.83	35,081	886	10.10
Residential mortgages (1st and 2nd liens)	111,599	1,818	6.52	106,239	1,320	4.97
Home equity loans	68,314	877	5.14	55,043	727	5.28
Consumer loans	182,730	3,076	6.73	247,730	5,065	8.18
Other loans (overdrafts)	3,666	—	—	2,959	—	—

Total interest-earning assets	$1,268,378	$17,208	5.43%	$1,208,383	$17,251	5.71%

Cash and due from banks	$51,624			$50,223
Other non-interest-earning assets	45,840			55,262

Total assets	$1,365,842			$1,313,868

INTEREST-BEARING LIABILITIES
Saving, N.O.W. and money market deposits	$614,904	$725	0.47%	$580,024	$778	0.54%
Time deposits	216,036	1,118	2.07	248,502	1,447	2.33

Total saving and time deposits	830,940	1,843	0.89	828,526	2,225	1.07
Federal funds purchased and securities sold under agreement to repurchase	—	—	—	—	—	—
Other borrowings	—	—	—	—	—	—

Total interest-bearing liabilities	$830,940	$1,843	0.89%	$828,526	$2,225	1.07%

Rate spread			4.54%			4.64%
Non-interest-bearing deposits	$412,839			$373,826
Other non-interest-bearing liabilities	22,313			17,336

Total liabilities	$1,266,092			$1,219,688
Stockholders’ equity	99,750			94,180

Total liabilities and stockholders’ equity	$1,365,842			$1,313,868
Net-interest income (taxable-equivalent basis) and effective interest rate differential		$15,365	4.85%		$15,026	4.97%
Less: taxable-equivalent basis adjustment		(124)			(71)

Net-interest income		$15,241			$14,955

Other Income

Other income decreased to $2,614,000 for the three months compared to $3,141,000 the previous year, in part because of a decline in residential mortgage re-financings sold into the secondary markets. Service charges on deposits were up 2.3 percent. Service charges, including commissions and fees other than for deposits, decreased by 5.5 percent. Trust revenue was down 2.9 percent. Net gain on sales of securities was $464,000 in the third quarter of 2003. There were no sales of securities during the third quarter of 2004. Other operating income decreased by 18.3 percent.

Other Expense

Other expense for the third quarter of 2004 was $8,990,000, down 0.3 percent from $9,016,000 for the comparable period in 2003. Employee compensation decreased 3.4 percent, net occupancy expense increased 0.1 percent, equipment expense increased by 11.9 percent, and other operating expense increased by 4.4 percent.

In accordance with the requirements of Statement of Financial Accounting Standards 132R (“SFAS 132R”), Suffolk presents information concerning net periodic defined benefit pension expense for the three months ended September 30, 2004 and 2003, including the following components:

	2004	2003
Service cost	$282,110	$242,406
Interest cost	290,790	276,365
Expected return on plan assets	(352,111)	(315,675)
Amortization of prior service cost	(14,492)	(14,492)
Amortization of unrecognized net actuarial loss	60,515	63,456

Net periodic benefit expense	$266,812	$252,059

A contribution of approximately $1,064,000 was made to the pension plan in June of 2004. Management is currently evaluating the impact of the Pension Funding Equity Act enacted in April 2004 on projected funding. There were no other contributions required to be made to the plan in the three months ended September 30, 2004.

Capital Resources

Stockholders’ equity totaled $104,287,000 on September 30, 2004, an increase of 4.1 percent from $100,170,000 on December 31, 2003. The ratio of equity to assets was 7.6 percent at September 30, 2004 and 7.5 percent at December 31, 2003. The following table details amounts and ratios of Suffolk’s regulatory capital: (in thousands of dollars except ratios)

	Actual		For capital adequacy		To be well capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2004
Total Capital (to risk-weighted assets)	$108,360	11.58%	$74,888	8.00%	$93,610	10.00%
Tier 1 Capital (to risk-weighted assets)	100,380	10.72%	37,444	4.00%	56,166	6.00%
Tier 1 Capital (to average assets)	100,380	7.35%	54,597	4.00%	68,246	5.00%

As of December 31, 2003
Total Capital (to risk-weighted assets)	$108,374	11.68%	$74,242	8.00%	$92,802	10.00%
Tier 1 Capital (to risk-weighted assets)	99,822	10.76%	37,121	4.00%	55,681	6.00%
Tier 1 Capital (to average assets)	99,822	7.70%	51,869	4.00%	64,836	5.00%

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

During the quarter, net charge-offs were $2,097,000 compared to $325,000 during the same quarter of 2003. The variance in charge-offs was occasioned primarily by the deterioration of a single credit, the circumstances of which are particular to that loan. Management does not believe that it is reflective of systemic weakness in Suffolk’s loan portfolio or of its underwriting standards and procedures.

The following table presents information about the allowance for possible loan losses: (in thousands of dollars except for ratios)

		For the three months ended
	For the last 12 months	Sept. 30 2004	June 30 2004	Mar. 31 2004	Dec. 31 2003
Allowance for loan losses
Beginning balance	$8,559	$9,851	$8,487	$8,551	$8,559
Total charge-offs	3,441	2,279	145	514	503
Total recoveries	902	183	211	225	283
Provision for loan losses	1,960	225	1,298	225	212

Ending balance	$7,980	$7,980	$9,851	$8,487	$8,551

Coverage ratios
Loans, net of discounts: average	$831,953	$823,137	$835,833	$831,919	$836,921
at end of period	831,809	816,594	833,185	838,397	839,061
Non-performing assets	2,205	1,888	3,682	1,430	1,819
Non-performing assets/total loans (net of discount)	0.27%	0.23%	0.44%	0.17%	0.22%
Net charge-offs/average net loans (annualized)	0.31%	1.02%	(0.03)%	0.14%	0.11%
Allowance/non-accrual, restructured, & OREO	438.45%	422.67%	267.54%	593.50%	470.09%
Allowance for loan losses/net loans	1.05%	0.98%	1.18%	1.01%	1.02%

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

Item 4.

Controls and Procedures

Suffolk’s Chief Executive Officer and Chief Financial Officer (collectively, the “Certifying Officers”) are responsible for establishing and maintaining disclosure controls and procedures as defined in Rules 13a-15(e) of the Securities Exchange Act of 1934 for Suffolk. Based upon their evaluation of these controls and procedures as of September 30, 2004, the Certifying Officers have concluded that Suffolk’s disclosure controls and procedures are effective.

In addition, there has been no significant change in Suffolk’s internal controls over financial reporting that occurred during Suffolk’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, Suffolk’s internal controls over financial reporting.

PART II

Item 2.

Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

The following table details repurchases of common stock during the third quarter of 2004:

Quarter ending	Total shares repurchased	Average price per share	Aggregate cost
September 30, 2004	34,500	$30.05	$1,036,725

Item 6.

Exhibits and Reports on Form 8-K

CERTIFICATION OF PERIODIC REPORT - Exhibit 31.1

CERTIFICATION OF PERIODIC REPORT - Exhibit 31.2

CERTIFICATION OF PERIODIC REPORT - Exhibit 32.1

CERTIFICATION OF PERIODIC REPORT - Exhibit 32.2

The following reports were filed on Form 8-K during the three month period ended September 30, 2004.

Current Report on Form 8-K – July 1, 2004 – Press Release of June 30, 2004, “Suffolk Bancorp Elects Thomas S. Kohlmann Vice Chairman.”

Current Report on Form 8-K – July 15, 2004 – Press Release of July 15, 2004, “Suffolk Bancorp Announces Second Quarter Earnings.”

Current Report on Form 8-K – July 26, 2004 – Press Release of July 26, 2004, “Suffolk Bancorp Elects Joseph A. Gaviola Director.”

Current Report on Form 8-K – August 24, 2004 – Press Release of August 23, 2004, “Suffolk Bancorp Announces Regular Quarterly Dividend.”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUFFOLK BANCORP

Date: November 4, 2004	/s/ Thomas S. Kohlmann
Thomas S. Kohlmann
President & Chief Executive Officer

Date: November 4, 2004	/s/ J. Gordon Huszagh
J. Gordon Huszagh
Executive Vice President & Chief Financial Officer