Form 10-K
period 2004-12-31
SUFFOLK BANCORP
filed 2005-03-11
CIK 754673

On The Cover

Montauk Village

Montauk is the easternmost community in the State of New York. Located on the end of the South Fork of Long Island, it is surrounded by water, including the Atlantic Ocean to the south and Block Island Sound to the east and north, and is connected to the rest of Long Island by a narrow isthmus. While home to twelve generations of fishermen, its modern incarnation as a favorite destination of tourists is very much the work of the entrepreneur Carl Graham Fisher, who purchased 10,000 acres in Montauk in 1925 to develop as a resort in the manner of Miami Beach. Many of the grand buildings he constructed between 1926 and 1932 remain as landmarks. SCNB maintains two offices in Montauk, one in the village and one at the famous Gosman’s Dock.

Corporate Profile

Suffolk Bancorp does commercial banking through its wholly owned subsidiary, Suffolk County National Bank. Organized in 1890, “SCNB” is a full-service, nationally chartered commercial bank. Most of SCNB’s revenue comes from net interest income, and the remainder from charges for a variety of services. SCNB has built a good reputation for personal, attentive service, resulting in a loyal and growing clientele. SCNB operates 26 full-service offices throughout Suffolk County, New York.

The staff at SCNB works hard to develop and maintain ties to the communities it serves. Most of SCNB’s business is retail, and includes loans to individual consumers, to professionals, and to small and medium-sized commercial enterprises. In recent years, however, commercial loans of all types have increased as a percentage of the loan portfolio and have made substantial contributions to SCNB’s profitability. SCNB’s primary market is Long Island, New York. Long Island is home to approximately 2.8 million people outside of the limits of New York City and is increasingly suburban in nature. Nassau County and the western end of Suffolk County are a center for commerce and are highly developed, supporting a diversified economy. The economy on eastern Long Island is based on services that support retirement, tourism, and agriculture. Together, they generate family incomes greater than the national average, providing Suffolk Bancorp with a steady and growing demand for loans and other services, and a reliable, reasonably priced supply of deposits.

Financial Highlights

(dollars in thousands, except ratios, share, and per-share information)

December 31,	2004	2003
EARNINGS FOR THE YEAR
Net income	$20,875	$21,336
Net interest income	60,605	61,194
Net income-per-share	1.92	1.92
Cash dividends-per-share	0.76	0.76

BALANCES AT YEAR END
Assets	$1,348,218	$1,328,757
Net loans	817,220	830,510
Investment securities	442,139	390,830
Deposits	1,197,592	1,187,496
Equity	106,212	100,170
Shares outstanding	10,842,537	10,949,283
Book value per common share	$9.80	$9.15

RATIOS
Return on average equity	20.85%	21.93%
Return on average assets	1.53	1.64
Average equity to average assets	7.35	7.50
Net interest margin (taxable-equivalent)	4.90	5.13
Efficiency ratio	50.24	49.91
Net charge-offs to average net loans	0.28	0.13

Suffolk Bancorp Annual Meeting

Tuesday, April 12, 2005, 1:00 P.M.

Suffolk County National Bank

Administrative Center

Lower Level

Four West Second Street

Riverhead, New York

S.E.C. Form 10-K

The Annual Report to the Securities

and Exchange Commission on Form

10-K and documents incorporated by

reference can be obtained, without

charge, by writing to the Secretary,

Suffolk Bancorp, 4 West Second Street,

Riverhead, New York 11901, or call

(631) 727-5667, fax to (631) 727-3214,

or e-mail to

invest@suffolkbancorp.com

Trading

Suffolk Bancorp’s common stock is

traded over-the-counter, and is listed on

the NASDAQ National Market System

under the symbol “SUBK.”

Registrar and Transfer Agent

Any questions about the registration or

transfer of shares, the payment,

reinvestment, or direct deposit of

dividends can be answered by:

American Stock Transfer

& Trust Co.

59 Maiden Lane

New York, New York 10038

1-800-937-5449

Independent Public Accountants

Grant Thornton LLP

Two Commerce Square

Suite 3100

2001 Market Street

Philadelphia, Pennsylvania 19103

General Counsel

Smith, Finkelstein, Lundberg,

Isler & Yakaboski

456 Griffing Avenue

Riverhead, New York 11901

FDIC Rules and Regulations, Part

350.4(d)

This statement has not been reviewed,

or confirmed for accuracy or relevance,

by the Federal Deposit Insurance

Corporation.

Dear Shareholder:

Two thousand four was another challenging year for Suffolk Bancorp and for its wholly owned subsidiary, Suffolk County National Bank.

Our bank has faced two major issues during the past year. The first was the extended period of time during which interest rates hovered near their lowest levels in more than four decades. This compressed net interest margins. Also, those institutions, like ours, with significant portfolios in indirect retail paper financing consumer durables have been affected by ongoing structural changes in this business, which has moved to the captive finance subsidiaries of the major manufacturers through complex incentive programs. Competition has been intense for fee income on deposits as well, with some institutions reducing fees, and many providing “free” deposit services.

These challenges not withstanding, Suffolk Bancorp was able to maintain earnings-per-share owing primarily to securities gains and an ongoing program of capital management. The securities gains were the result of a repositioning of the investment portfolio into medium-term securities to improve portfolio yield, taking advantage of momentary steepness in the yield curve. And Suffolk’s strategy has long been to “right-size” the capital account to the business opportunities at hand by managing to the “well-capitalized” regulatory standard for total risk-based capital, prudently maximizing leverage and therefore shareholder value.

Also contributing to revenue were substantial increases in commercial real estate mortgages, construction loans, and home equity loans. Offsetting this, however, was the runoff of older, higher yielding loans and securities and the reinvestment of the proceeds in instruments bearing the lower, current market rates. Interest expense continued to moderate, falling by 24.7 percent for the full year of 2004 versus 2003.

Non-interest income, as noted, is under pressure from increased competition for all types of fee income, and has been affected by the decline in mortgage refinance from year to year. Overall, our control of non-interest expense and overhead has been quite successful, growing only 1.2 percent year over year while average assets grew 5 percent.

Net income was $20,875,000, down 2.2 percent from $21,336,000 last year. Earnings-per-share were steady at $1.92 year to year. Net interest income decreased by 1.0 percent to $60,605,000 from $61,194,000. Income other than from interest increased by 8.7 percent, to $12,294,000 from $11,310,000. Expense other than for interest increased by 1.2 percent, to $36,621,000 from $36,190,000. Our efficiency ratio was increased slightly from year to year at 50.24 percent compared to 49.91 percent. Return on assets decreased slightly to 1.53 percent from 1.64 percent. Despite these pressures, we are able to report return on average equity of 20.85 percent, only slightly below last year, and well above that reported by most of the competition.

The most recent quarter illustrates current trends and what we believe will be future trends with regard to net interest margin. That margin has stabilized as rates increased both on floating rate paper currently in the portfolio and on new business. Net interest income is comparable to the same period last year after having trended downward over the past two years. As Suffolk Bancorp’s portfolio of assets tends to benefit when interest rates rise, we believe that this bodes well for net interest income going forward. Second, rates of increase in non-interest expense for the quarter approximated the rate of growth of average assets, attributable in significant measure to an increase in occupancy expense. This is the result of ongoing improvements to upgrade our retail facilities and to expand our geographic footprint to meet the needs of a growing clientele.

Subsequent to the release of fourth quarter earnings to the financial press, a development in the negotiations concerning a credit, previously disclosed as past due but in the process of collection, lead us to conclude that it should be characterized as non-accruing as of year end, resulting in an adjustment to earnings-per-share of one cent, and a corresponding increase in non-performing assets. As I have commented in the past, this is a single loan, the circumstances of which are particular to that loan. We do not believe that it is reflective of a systemic weakness in our loan portfolio or of our underwriting standards and procedures. This revision is reflected in the accompanying financial statements and notes.

Taking all of these factors into account, we are optimistic about our performance during 2005, and expect to remain among the high-performing banks in the nation. Please take some time to study Management’s Discussion and Analysis of Financial Condition and Results of Operations, which starts on page 5.

In closing I would like to take a moment to mention the long service and many contributions of two of our directors, Edward J. Merz and Bruce Collins, who will retire at the upcoming annual meeting of the shareholders. Ed joined our company in 1975 as President of The Suffolk County National Bank. In 1987 he was named Chief Executive Officer, a position he held until 1998. In 1996, he was elected Chairman of the Board. When he started, footings were just $91 million dollars, now up to more than $1.3 billion. In the span of three decades, he has guided our institution through vast changes in the industry, hewing always to the motto of “controlled, orderly growth.” Bruce came to us in 1994 when we acquired Hamptons Bancshares of whose Board he was then Chairman. His insight into the markets on Long Island’s South Fork was invaluable in making that acquisition a success. He has served as a director of Suffolk and before that of Hamptons for a total of 38 years. On behalf of the Board of Directors, officers, and employees, I would like to acknowledge our debt to these men. Further, I want to thank them for the support and guidance that they have afforded me personally during my time here at the Bank and Suffolk Bancorp. We wish these gracious gentlemen the very best life has to offer in the years ahead.

Sincerely,

Thomas S. Kohlmann
President & Chief Executive Officer

PRICE RANGE OF COMMON STOCK AND DIVIDENDS

Suffolk’s common stock is traded in the over-the-counter market, and is quoted on the NASDAQ National Market System under the symbol “SUBK.” Following are quarterly high and low prices of Suffolk’s common stock as reported by NASDAQ.

2004	High	Low	Dividends	2003	High	Low	Dividends
First Quarter	$36.30	$33.34	$0.19	First Quarter	$33.09	$30.75	$0.19
Second Quarter	36.00	29.69	0.19	Second Quarter	34.73	29.40	0.19
Third Quarter	32.95	29.74	0.19	Third Quarter	37.00	31.07	0.19
Fourth Quarter	35.77	29.73	0.19	Fourth Quarter	37.58	32.25	0.19

At January 31, 2005, there were approximately 1,675 equity holders of record and approximately 1,702 beneficial shareholders of the Company’s common stock.

SUMMARY OF SELECTED FINANCIAL DATA

FIVE-YEAR SUMMARY: (dollars in thousands except per-share amounts)

For the years	2004	2003	2002	2001	2000
Interest income	$67,984	$70,995	$78,428	$79,565	$76,853
Interest expense	7,379	9,801	16,088	24,342	24,348

Net interest income	60,605	61,194	62,340	55,223	52,505
Provision for loan losses	1,973	932	1,380	1,544	1,200

Net interest income after provision	58,632	60,262	60,960	53,679	51,305
Other income	12,294	11,310	10,073	9,548	7,788
Other expense	36,621	36,190	35,744	32,307	31,977

Income before income taxes	34,305	35,382	35,289	30,920	27,116
Provision for income taxes	13,430	14,046	14,020	12,235	10,884

Net Income	$20,875	$21,336	$21,269	$18,685	$16,232

BALANCE AT DECEMBER 31:
Federal funds sold	$2,500	$4,300	$17,500	$17,600	$3,700
Investment securities — available for sale	427,678	376,189	359,903	241,061	149,186
Investment securities — held to maturity	14,461	14,641	16,983	13,559	16,785

Total investment securities	442,139	390,830	376,886	254,620	165,971
Net loans	817,220	830,510	779,862	787,285	768,248
Total assets	1,348,218	1,328,757	1,272,717	1,164,947	1,049,580
Total deposits	1,197,592	1,187,496	1,142,582	1,051,712	942,436
Other borrowings	25,300	20,000	—	—	—
Stockholders’ equity	$106,212	$100,170	$108,793	$96,837	$88,053

SELECTED FINANCIAL RATIOS:
Performance:
Return on average equity	20.85%	21.93%	21.12%	20.55%	20.42%
Return on average assets	1.53	1.64	1.72	1.73	1.60
Net interest margin (taxable-equivalent)	4.90	5.13	5.45	5.62	5.84
Efficiency ratio	50.24	49.91	49.36	49.88	53.04
Average equity to average assets	7.35	7.50	8.13	8.41	7.86
Dividend pay-out ratio	39.69	38.74	34.70	33.89	33.41
Asset quality:
Non-performing assets to total loans, net of discount	0.65	0.22	0.22	0.25	0.35
Non-performing assets to total assets	0.40	0.14	0.14	0.17	0.26
Allowance to non-performing assets	153.06	470.09	494.60	448.42	287.00
Allowance to loans, net of discount	0.99	1.02	1.10	1.11	1.00
Net charge-offs to average net loans	0.28	0.13	0.19	0.06	0.10

PER-SHARE DATA:
Net income (basic)	1.92	1.92	1.82	1.58	1.35
Cash dividends	0.76	0.76	0.68	0.56	0.46
Book value at year-end	9.80	9.15	9.47	8.23	7.39
Highest market value	36.30	37.58	39.60	29.13	15.69
Lowest market value	29.69	29.40	26.50	15.13	12.82
Average shares outstanding	10,882,327	11,055,897	11,657,984	11,822,452	12,015,912

Number of full-time-equivalent employees	374	377	391	381	388
Number of branch offices	26	26	27	26	26
Number of automatic teller machines	25	24	23	20	20

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

The discussion that follows analyzes Suffolk Bancorp’s (“Suffolk”) operations for each of the past three years and its financial condition as of December 31, 2004 and 2003, respectively. Selected tabular data are presented for each of the past five years.

Summary of Recent Developments and Current Trends

Suffolk Bancorp is a one-bank holding company engaged in the commercial banking business through Suffolk County National Bank, a full-service commercial bank headquartered in Riverhead, New York. “SCNB” is Suffolk Bancorp’s wholly owned subsidiary. Organized in 1890, Suffolk County National Bank is headquartered on Long Island, with 26 offices in Suffolk County, New York.

Recent Developments

Interest rates remained at historic lows throughout the year. This put pressure on Suffolk’s net interest margin, which declined to 4.90 percent from 5.13 percent, year to year.

Return on average equity decreased slightly, to 20.85 percent for the year from 21.93 percent during 2003, and earnings-per-share remained the same as last year at $1.92.

Key to maintaining performance was close management of the balance sheet. Steps included:

•	Redirecting flow of investment from the consumer portfolio, comprised primarily of indirect automobile paper to the commercial and commercial real estate portfolios, and into investments, primarily collateralized mortgage obligations.

•	Pursuing ongoing program of capital management, which applies leverage to shareholders’ investment by means of the selective repurchase of shares, while maintaining “well-capitalized” status with regulatory agencies. During the year, Suffolk repurchased approximately 1 percent of the shares outstanding at the beginning of 2004.

•	Continuing emphasis on both personal and commercial demand deposits, while allowing more expensive time deposits to decline. Demand deposits increased 5.9 percent year to year, while other time deposits declined by 12.2 percent.

•	Further controlling expenses to maintain profitability: average assets increased by 5.0 percent from year to year, non-interest expense increased by 1.2 percent.

Net loan charge-offs were comparable to industry averages, at 28 basis points of average net loans.

Current Trends

•	Consumer loans have come under increasing pressure with regard to term, rate, and volume in the face of the incentive programs of the major manufacturers.

•	Commercial mortgages, as well as home equity loans, have more than made up for that decline, albeit at lower rates of return.

Suffolk’s Business

Nearly all of Suffolk’s business is to provide banking services to its commercial and retail customers in Suffolk County, on Long Island, New York. Suffolk is a one-bank holding company. Its banking subsidiary, Suffolk County National Bank (the “Bank”), operates 26 full-service offices in Suffolk County, New York. It offers a full line of domestic, retail, and commercial banking services, and trust services. The Bank’s primary lending area includes all of Suffolk County, New York. The Bank also makes loans for automobiles in Nassau and Queens Counties, New York. The Bank serves as an indirect lender to the customers of many automobile dealers. The Bank also lends to small manufacturers, wholesalers, builders, farmers, and retailers, and finances dealers’ inventory. The Bank makes loans secured by real estate, including residential mortgages, of which most are sold to investors; real estate construction loans; and loans that are secured by commercial real estate and float with the prime rate, which are retained in the Bank’s portfolio. The Bank offers both fixed and floating rate second mortgage loans with a variety of plans for repayment.

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

General Economic Conditions

Long Island has a population of approximately 2.8 million people, which accounts for 15 percent of the population of New York State. Long Island has a total population greater than that of 19 states, and in fact, if it were a city, it would rank as the fourth largest in the nation. With an economy producing $122.9 billion dollars, Long Island’s gross metropolitan product (GMP) ranks among the top 20 metropolitan areas in the U.S. Health is the largest industry cluster; government and military is the largest segment of the regional economy; and the finance and insurance cluster has the greatest economic impact. Long Island added about 15,165 jobs, growing from 1.23 million in 2003 to 1.24 million in 2004; this is an increase of 1.2 percent. Of these 15,165 new jobs, 12,945 or about 85 percent were added in private industry; the remaining 2,220 jobs were added in the government and military sectors. Long Island’s total employment increased by about 10 percent, or 111,000 jobs, from 1990 to 2004. Private industry employment increased by more than 10 percent and government and military employment increased 7 percent. (Source: Long Island Index 2004)

The economy on Long Island expanded slightly during 2004. Interest rates remained at 40-year lows for a second year. Volatility in some share prices in the stock market continued, and equities gained at a slower rate than during 2003. Demand for finance, information, transportation, and tourism appeared to recover somewhat, and employment was relatively stable in the region. Long Island has a highly educated and skilled work force and a diverse industrial base. It is adjacent to New York City, one of the world’s largest centers of distribution and a magnet for finance and culture. The island’s economic cycles vary from those of the national economy. In general, Long Island’s economy seems to have been more stable than the national economy, owing in part to its comparative diversity.

Results of Operations

Net Income

Net income was $20,875,000 compared to $21,336,000 last year and $21,269,000 in 2002. These figures represent a decrease of 2.2 percent and an increase of 0.3 percent, respectively. Basic earnings-per-share were $1.92 during 2004, compared to $1.92 last year and $1.82 in 2002.

Net Interest Income

Net interest income during 2004 was $60,605,000, down 1.0 percent from $61,194,000 in 2003, and 1.8 percent from $62,340,000 in 2002. Net interest income is the most important part of the net income of Suffolk. The effective interest rate differential, on a taxable-equivalent basis, was 4.90 percent in 2004, 5.13 percent during 2003, and 5.45 percent in 2002. Average rates on average interest-earning assets decreased to 5.50 percent in 2004 from 5.95 percent in 2003, and 6.84 percent in 2002. Average rates on average interest-bearing liabilities decreased to 0.89 percent in 2004 from 1.19 percent in 2003, and 2.01 percent in 2002. The interest rate differential decreased slightly in 2004 from 2003 and 2002. Demand deposits remained a significant source of funds as a percentage of total liabilities.

Average Assets, Liabilities, Stockholders’ Equity, Rate Spread, and Effective Interest Rate Differential

(on a taxable-equivalent basis)

The following table illustrates the average composition of Suffolk’s statements of condition. It presents an analysis of net interest income on a taxable-equivalent basis, listing each major category of interest-earning assets and interest-bearing liabilities, as well as other assets and liabilities: (dollars in thousands)

Year ended December 31,	2004			2003			2002
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Interest-earning assets
U.S. Treasury securities	$9,790	$423	4.32%	$9,960	$424	4.26%	$9,958	$481	4.83%
Collateralized mortgage obligations	251,934	10,203	4.05	244,547	9,936	4.06	215,506	11,651	5.41
Mortgage-backed securities	6,875	162	2.36	12,871	460	3.57	9,928	492	4.95
Obligations of states & political subdivisions	26,022	1,442	5.54	14,397	837	5.81	14,730	862	5.85
U.S. government agency obligations	107,601	4,342	4.04	85,743	3,691	4.30	74,052	2,895	3.91
Corporate bonds & other securities	2,486	80	3.22	2,190	94	4.29	2,057	84	4.09
Federal funds sold & securities purchased under agreements to resell	23,919	310	1.30	20,365	221	1.09	42,674	707	1.66
Loans, including non-accrual loans
Commercial, financial & agricultural loans	168,188	8,832	5.25	158,950	8,504	5.35	132,841	8,427	6.34
Commercial real estate mortgages	240,146	16,381	6.82	200,829	14,794	7.37	177,543	14,876	8.38
Real estate construction loans	37,630	2,693	7.16	36,892	3,332	9.03	33,253	3,144	9.46
Residential mortgages (1st and 2nd liens)	110,594	7,011	6.34	102,128	7,125	6.98	90,003	6,989	7.77
Home equity loans	66,510	3,439	5.17	52,489	2,798	5.33	35,224	2,101	5.97
Consumer loans	191,980	13,134	6.84	253,126	19,060	7.53	308,401	26,023	8.44
Other loans	1,717	—	—	3,016	—	—	4,256	—	—

Total interest-earning assets	$1,245,392	$68,452	5.50%	$1,197,503	$71,276	5.95%	$1,150,426	$78,732	6.84%

Cash & due from banks	$52,403			$50,241			$50,512
Other non-interest-earning assets	64,901			50,105			37,533

Total assets	$1,362,696			$1,297,849			$1,238,471

Interest-bearing liabilities
Saving, N.O.W. & money market deposits	$600,668	$2,755	0.46%	$569,262	$3,659	0.64%	$514,839	$6,645	1.29%
Time deposits	220,248	4,577	2.08	253,044	6,081	2.40	287,064	9,442	3.29

Total saving & time deposits	820,916	7,332	0.89	822,306	9,740	1.18	801,903	16,087	2.01
Federal funds purchased & securities	27	0	1.45	560	12	2.14	34	1	1.83
Other borrowings	3,815	47	1.23	3,941	49	1.24	—	—	—

Total interest-bearing liabilities	$824,758	$7,379	0.89%	$826,807	$9,801	1.19%	$801,937	$16,088	2.01%

Rate spread			4.60%			4.77%			4.83%
Non-interest-bearing deposits	$401,718			$352,588			$311,948
Other non-interest-bearing liabilities	36,114			21,179			23,862

Total liabilities	$1,262,590			$1,200,574			$1,137,747
Stockholders’ equity	100,106			97,275			100,724

Total liabilities & stockholders’ equity	$1,362,696			$1,297,849			$1,238,471

Net interest income (taxable-equivalent basis) & effective interest rate differential		$61,073	4.90%		$61,475	5.13%		$62,644	5.45%
Less: taxable-equivalent basis adjustment		(468)			(281)			(304)

Net interest income		$60,605			$61,194			$62,340

Interest income on a taxable-equivalent basis includes the additional amount of interest income that would have been earned if Suffolk’s investment in nontaxable U.S. Treasury securities and state and municipal obligations had been subject to New York State and federal income taxes yielding the same after-tax income. The rate used for this adjustment was approximately 34 percent for federal income taxes and 9 percent for New York State income taxes for all periods. For each of the years 2004, 2003, and 2002, $1.00 of nontaxable income from obligations of states and political subdivisions equates to fully taxable income of $1.52. In addition, in 2004, 2003, and 2002, $1.00 of nontaxable income on U.S. Treasury securities equates to $1.02 of fully taxable income. The amortization of loan fees is included in interest income.

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

	In 2004 over 2003			In 2003 over 2002
	Changes Due to			Changes Due to
	Volume	Rate	Net Change	Volume	Rate	Net Change
Interest-earning assets
U.S. Treasury securities	$(7)	$6	$(1)	$—	$(57)	$(57)
Collateralized mortgage obligations	299	(32)	267	1,433	(3,148)	(1,715)
Mortgage-backed securities	(172)	(126)	(298)	125	(157)	(32)
Obligations of states & political subdivisions	639	(31)	608	(57)	32	(25)
U.S. government agency obligations	894	(243)	651	485	311	796
Corporate bonds & other securities	12	(26)	(14)	6	4	10
Federal funds sold & securities purchased under agreement to resell	43	46	89	(293)	(193)	(486)
Loans, including non-accrual loans	636	(4,760)	(4,124)	1,987	(7,934)	(5,947)

Total interest-earning assets	$2,344	$(5,166)	$(2,822)	$3,686	$(11,142)	$(7,456)

Interest-bearing liabilities
Saving, N.O.W., & money market deposits	$193	$(1,096)	$(903)	$641	$(3,627)	$(2,986)
Time deposits	(736)	(768)	(1,504)	(1,027)	(2,334)	(3,361)
Federal funds purchased & securities	(8)	(3)	(11)	11	—	11
Other borrowings	(2)	—	(2)	25	24	49

Total interest-bearing liabilities	$(553)	$(1,867)	$(2,420)	$(350)	$(5,937)	$(6,287)

Net change in net interest income (taxable-equivalent basis)	$2,897	$(3,299)	$(402)	$4,036	$(5,205)	$(1,169)

Interest Income

Interest income decreased to $67,984,000 in 2004, down 4.2 percent from $70,995,000 in 2003, which was down 9.5 percent from $78,428,000 in 2002.

Investment Securities

Average investment in U.S. government agency securities increased to $127,049,000 from $102,554,000 in 2003, up from $74,740,000 in 2002. Average balances of CMO’s increased to $251,934,000 in 2004 from $244,547,000 in 2003, and $215,506,000 in 2002. U.S. Treasury, U.S. government agency, collateralized mortgage obligations, and municipal securities provide collateral for various liabilities to municipal depositors. Securities are Suffolk’s primary source of liquidity. With regard to securities characterized as available for sale, Suffolk has the intent and ability to hold them until maturity. The following table summarizes Suffolk’s investment securities available for sale and held to maturity as of the dates indicated: (in thousands)

December 31,	2004	2003	2002
Investment securities available for sale, at fair value:
U.S. Treasury securities	$9,516	$9,840	$10,020
U.S. government agency debt securities	127,049	102,554	74,740
Collateralized mortgage obligations agency issues	257,199	245,917	249,914
Collateralized mortgage obligations private issues	405	1,590	6,307
Mortgage-backed securities	4,231	9,399	15,361
Obligations of states & political subdivisions	29,278	6,889	3,561

Total investment securities available for sale	427,678	376,189	359,903

Investment securities held to maturity:
Obligations of states & political subdivisions	11,900	12,369	14,884
Corporate bonds & other securities	2,561	2,272	2,099

Total investment securities held to maturity	14,461	14,641	16,983

Total investment securities	$442,139	$390,830	$376,886

Fair value of investment securities held to maturity	$15,151	$15,365	$17,643
Unrealized gains	732	733	660
Unrealized losses	42	9	—

The amortized cost, maturities, and approximate weighted average yields, at December 31, 2004 are as follows: (in thousands)

	Available for Sale						Held to Maturity
	U.S. Treasury Securities		U.S. Govt. Agency Debt		Obligations of States & Political Subdivisions		Obligations of States & Political Subdivisions		Corporate Bonds & Other Securities
Maturity (in years)	Fair Value	Yield	Fair Value	Yield	Fair Value	Yield	Amortized Cost	Yield	Amortized Cost	Yield	Total	Yield
Within 1	$—%		$—	—	$—	—	$4,376	1.90%	$—	—	$4,376	1.90%
After 1 but within 5	9,516	4.12%	127,049	3.85%	1,160	3.43	1,417	4.07%	—	—	$139,142	3.87%
After 5 but within 10	—	—	—	—	11,181	3.56	1,571	4.17	—	—	$12,752	3.64%
After 10	—	—	—	—	16,937	3.77%	4,536	5.59%	—	—	$21,473	4.15%
Other securities	—	—	—	—	—	—	—	—	2,561	—	$2,561	—

Subtotal	$9,516	4.12%	$127,049	3.85%	$29,278	3.68%	$11,900	3.86%	$2,561	—	$180,304	3.78%
Collateralized mortgage obligations											$257,604	4.07%
Mortgage-backed securities											$4,231	5.48%

Total	$9,516	4.12%	$127,049	3.85%	$29,278	3.68%	$11,900	3.86%	$2,561	—	$442,139	3.97%

As a member of the Federal Reserve System, the Bank owns Federal Reserve Bank stock with a book value of $638,000. Being an equity investment, the stock has no maturity. There is no public market for this investment. The last dividend was 6.0 percent.

As a member of the Federal Home Loan Bank of New York, the Bank owns Federal Home Loan Bank of New York stock with a book value of $1,823,000. Being an equity investment, the stock has no maturity. There is no public market for this investment. The last declared dividend was 3.05 percent.

Loan Portfolio

Loans, net of unearned discounts but before the allowance for loan losses, totaled $825,430,000. Loans secured by commercial real estate amounted to $262,262,000 and comprise 31.8 percent of the portfolio, the largest single component, up from $232,119,000 in 2003, and $183,501,000 in 2002. Consumer loans are a declining part of the portfolio. Net of unearned discounts, they totaled $162,206,000 at the end of 2004, down 29.4 percent from $229,711,000 at year-end 2003. Consumer loans include primarily indirect, dealer-generated automobile loans. Competition among commercial banks and with captive finance companies of automobile manufacturers has reduced yields and volume. Commercial and industrial loans followed at $158,205,000, down 7.8 percent from $171,616,000 at the end of 2003. As commerce on Long Island recovered slowly, commercial mortgages offered continuing opportunity. However, competition forced concessions on rates in order to maintain the quality of Suffolk’s commercial portfolio. These loans are made to small local businesses throughout Suffolk County. Commercial loan balances are seasonal, particularly in the Hamptons where retail inventories rise in the spring and decline by autumn.

The remaining significant components of the loan portfolio are residential mortgages at $114,969,000, up 0.9 percent from $113,979,000; home equity loans at $75,486,000, up 25.0 percent from $60,397,000; and construction loans at $50,455,000, up 65.6 percent from $30,461,000.

The following table categorizes total loans (net of unearned discounts) at December 31: (in thousands)

	2004		2003		2002		2001		2000
Commercial, financial & agricultural loans	$158,205	19.2%	$171,616	20.5%	$150,130	19.0%	$133,076	16.7%	$133,524	17.2%
Commercial real estate mortgages	262,262	31.8%	232,119	27.7%	183,501	23.3%	173,092	21.7%	158,443	20.4%
Real estate — construction loans	50,455	6.1%	30,461	3.6%	36,558	4.6%	27,365	3.4%	34,393	4.4%
Residential mortgages (1st and 2nd liens)	114,969	13.9%	113,979	13.6%	94,864	12.0%	95,424	12.0%	89,337	11.5%
Home equity loans	75,486	9.1%	60,397	7.2%	44,349	5.6%	31,699	4.0%	21,824	2.8%
Consumer loans	162,206	19.7%	229,711	27.4%	277,633	35.2%	334,849	42.1%	335,679	43.3%
Other loans	1,847	0.2%	778	0.1%	1,522	0.2%	605	0.1%	2,797	0.4%

Total loans (net of unearned discounts)	$825,430	100%	$839,061	100%	$788,557	100%	$796,110	100%	$775,997	100%

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

	2004	2003	2002	2001	2000
Loans accruing but past due contractually 90 days or more	$—	$1,286	$349	$1,505	$949
Loans not accruing interest	5,337	1,784	1,560	1,912	2,469
Restructured loans	27	35	198	56	56

Total	$5,364	$3,105	$2,107	$3,473	$3,474

Interest on loans that are restructured or are no longer accruing interest would have amounted to about $292,000 for 2004 under the contractual terms of those loans. Suffolk records the payment of interest on such loans as a reduction of principal. Interest income recognized on restructured and non-accrual loans was immaterial for the years 2004, 2003, and 2002. Suffolk has a formal procedure for internal credit review to more precisely identify risk and exposure in the loan portfolio. Subsequent to the release of fourth quarter earnings to the financial press, a development in the negotiations concerning a credit, previously disclosed as past due but in the process of collection, led management to conclude that it should be characterized as non-accruing as of year end, resulting in an adjustment to earnings-per-share of one cent, and a corresponding increase in non-performing assets. Management does not believe that it is reflective of a systemic weakness in our loan portfolio or of our underwriting standards and procedures. This revision is reflected in the accompanying financial statements and notes.

Summary of Loan Losses and Allowance for Loan Losses

The allowance for loan losses is determined by continuous analysis of the loan portfolio. That analysis includes changes in the size and composition of the portfolio, historical loan losses, industry-wide losses, current and anticipated economic trends, and details about individual loans. It also includes estimates of the actual value of collateral and other possible sources of repayment. There can be no assurance that the allowance is, in fact, adequate. When a loan, in full or in part, is deemed uncollectible, it is charged against the allowance. This happens when it is well past due and the borrower has not shown the ability or intent to make the loan current, or the borrower does not have enough assets to pay the debt, or the value of the collateral is less than the balance of the loan and not likely to improve soon. Residential real estate and consumer loans are not analyzed individually because of the large number of loans, small balances, and historically low losses. In the future, the provision for loan losses may change as a percentage of total loans. The percentage of net charge-offs to average net loans during 2004 was 0.28 percent, compared to 0.13 percent in 2003, and 0.19 percent during 2002. The ratio of the allowance for loan losses to loans, net of discounts, was 0.99 percent at the end of 2004, down from 1.02 percent in 2003 and 1.10 percent in 2002. A summary of transactions follows: (in thousands)

Year ended December 31,	2004	2003	2002	2001	2000
Allowance for loan losses, January 1,	$8,551	$8,695	$8,825	$7,749	$7,270

Loans charged-off:
Commercial, financial & agricultural loans	2,130	110	27	111	130
Commercial real estate mortgages	—	—	—	—	—
Real estate — construction loans	—	—	—	—	—
Residential mortgages (1st and 2nd liens)	—	—	—	—	—
Home equity loans	—	62	—	—	—
Consumer loans	1,059	1,835	1,826	691	750
Lease finance	—	—	—	—	—
Other loans	—	5	—	4	17

Total Charge-offs	$3,189	$2,012	$1,853	$806	$897

Loans recovered after being charged-off	2004	2003	2002	2001	2000
Commercial, financial & agricultural loans	50	23	33	178	25
Commercial real estate mortgages	—	—	—	—	—
Real estate — construction loans	—	—	—	—	—
Residential mortgages (1st and 2nd liens)	—	—	—	—	—
Home equity loans	—	—	—	—	9
Consumer loans	825	913	310	160	142
Lease finance	—	—	—	—	—
Other loans	—	—	—	—	—

Total recoveries	$875	$936	$343	$338	$176

Net loans charged-off	2,314	1,076	1,510	468	721
Provision for loan losses	1,973	932	1,380	1,544	1,200

Allowance for loan losses, December 31,	$8,210	$8,551	$8,695	$8,825	$7,749

The following table summarizes the allowance for loan losses allocated by loan type: (dollars in thousands)

As of December 31,	2004	% of Total	2003	% of Total	2002	% of Total	2001	% of Total	2000	% of Total
Commercial, financial & agricultural loans	$4,206	51.2%	$3,220	37.7%	$3,315	38.1%	$3,994	45.3%	$1,863	24.0%
Commercial real estate mortgages	2,498	30.4%	2,877	33.6%	2,731	31.4%	2,235	25.3%	3,592	46.4%
Real estate — construction loans	261	3.2%	208	2.4%	305	3.5%	202	2.3%	235	3.0%
Residential mortgages (1st and 2nd liens)	212	2.6%	228	2.7%	136	1.6%	132	1.5%	129	1.7%
Home equity loans	451	5.5%	480	5.6%	411	4.7%	377	4.3%	337	4.3%
Consumer loans	582	7.1%	1,379	16.1%	1,589	18.3%	1,858	21.1%	1,573	20.3%
Unallocated allowance	—	0.0%	159	1.9%	208	2.4%	27	0.3%	20	0.3%

Allowance for loan losses	$8,210	100.0%	$8,551	100.0%	$8,695	100.0%	$8,825	100.0%	$7,749	100.0%

The following table presents information concerning loan balances and asset quality: (dollars in thousands)

Year ended December 31,	2004	2003	2002	2001	2000
Loans, net of discounts:
Average	$825,348	$816,058	$781,521	$776,936	$743,253
At end of period	825,430	839,061	790,450	785,322	775,997
Non-performing assets/total loans, net of discounts	0.65%	0.22%	0.22%	0.25%	0.35%
Non-performing assets/total assets	0.40	0.14	0.14	0.17	0.26
Ratio of net charge-offs/average net loans	0.28	0.13	0.19	0.06	0.10
Net charge-offs/net loans at December 31,	0.28	0.13	0.19	0.06	0.09
Allowance for loan losses/loans, net of discounts	0.99	1.02	1.10	1.11	1.00

Interest Expense

Interest expense in 2004 was $7,379,000, down from $9,801,000 the year before, which was down from $16,088,000 during 2002. Most interest was paid for the deposits of individuals, businesses, and various governments and their agencies. Short-term borrowings, which may include federal funds purchased (short-term lending by other banks), securities sold under agreements to repurchase, Federal Home Loan Bank borrowings, and the Federal Reserve Bank discount window, were used occasionally. Short-term borrowings averaged $3,842,000 during 2004, $4,501,000 during 2003, and $34,000 during 2002.

Deposits

Average interest-bearing deposits decreased to $820,916,000 in 2004, down 0.2 percent from $822,306,000 in 2003. Saving, N.O.W., and money market deposits increased during 2004, averaging $600,668,000, up 5.5 percent from 2003 when they averaged $569,262,000. Average time certificates of less than $100,000 totaled $200,283,000, down 13.0 percent from $230,222,000 in 2003. Average time certificates of $100,000 or more totaled $19,965,000, down 12.5 percent from $22,822,000 during 2003. Each of the Bank’s demand deposit accounts has a related non-interest-bearing sweep account. The sole purpose of the sweep accounts is to reduce the non-interest-bearing reserve balances that the Bank is required to maintain with the Federal Reserve Bank, and thereby increase funds available for investment. Although the sweep accounts are classified as saving accounts for regulatory purposes, they are included in demand deposits in the accompanying consolidated statements of condition.

The following table classifies average deposits for each of the periods indicated: (in thousands)

	2004		2003		2002
	Average	Average Rate Paid	Average	Average Rate Paid	Average	Average Rate Paid
Demand deposits	$401,718		$352,588		$311,948
Saving deposits	388,712	0.42%	381,971	0.64%	349,141	1.36%
N.O.W. & money market deposits	211,956	0.53	187,291	0.65	165,698	1.14
Time certificates of $100,000 or more	19,965	1.84	22,822	2.09	30,748	2.75
Other time deposits	200,283	2.10	230,222	2.43	256,316	3.35

Total deposits	$1,222,634		$1,174,894		$1,113,851

At December 31, 2004, the remaining maturities of time certificates of $100,000 or more were as follows: (in thousands)

3 months or less	$11,667
Over 3 through 6 months	3,217
Over 6 through 12 months	1,561
Over 12 months	6,292

Total	$22,737

Short-Term Borrowings

Occasionally, Suffolk uses short-term funding. This includes lines of credit for federal funds with correspondent banks, retail sale-repurchase agreements, the Federal Reserve Bank discount window, and the Federal Home Loan Bank. Average balances of federal funds purchased were $27,000 and $560,000 for 2004 and 2003, respectively. Average balances of Federal Home Loan Bank borrowings were $3,815,000 during 2004 and $3,941,000 in 2003.

Other Income

Other income increased to $12,294,000 during 2004, up 8.7 percent from $11,310,000 during 2003, which was up 12.3 percent from $10,073,000 during 2002. Service charges on deposit accounts remained flat from 2003 to 2004, and from 2002 to 2003. Other service charges were down 0.7 percent and up 21.9 percent for the same periods, respectively. Fiduciary fees in 2004 totaled $1,207,000, up 0.7 percent from 2003 when they amounted to $1,199,000, which was up 5.1 percent from 2002, at $1,141,000. Net gains on sales of securities amounted to $1,994,000 and $464,000 in 2004 and 2003, respectively.

Other Expense

Other expense during 2004 was $36,621,000, up 1.2 percent from 2003 when it was $36,190,000, which also was up 1.2 percent from $35,744,000 in 2002. Increases were primarily due to increase in net occupancy expense, up 9.6 percent from 2003 to 2004 and in outside services, up 2.2 percent from 2003 to 2004. During 2004, non-interest expense grew at 1.2 percent while average assets grew by 5.0 percent, further increasing efficiency.

Interest Rate Sensitivity

Interest rate “sensitivity” is determined by the date when each asset and liability in Suffolk’s portfolio can be repriced. Sensitivity increases when interest-earning assets and interest-bearing liabilities cannot be repriced at the same time. While this analysis presents the volume of assets and liabilities repricing in each period of time, it does not consider how quickly various assets and liabilities might actually be repriced in response to changes in interest rates. Management reviews its interest rate sensitivity regularly and adjusts its asset/liability strategy accordingly. Because the interest rates of assets and liabilities vary according to their maturity, management may selectively mismatch the repricing of assets and liabilities to take advantage of temporary or projected differences between short- and long-term interest rates.

The following table reflects the sensitivity of Suffolk’s assets and liabilities at December 31, 2004: (dollars in thousands)

Maturity	Less than 3 Months	3 to 6 Months	7 to 12 Months	More Than 1 Year	Not Rate Sensitive	Total
Interest-earning assets
Domestic loans (1) (net of unearned discount)	$304,817	$60,911	$91,353	$364,827	$3,523	$825,430
Investment securities (2)	28,044	27,709	38,232	345,592	2,561	442,138
Federal funds sold	2,500	—	—	—	—	2,500

Total interest-earning assets	$335,361	$88,620	$129,585	$710,419	$6,084	$1,270,068

Demand deposits and interest-bearing liabilities
Demand deposits (3)	$19,391	$19,391	$38,781	$310,248	$—	$387,810
N.O.W. & money market accounts (4)	6,549	6,549	13,098	104,786	—	130,983
Borrowings	25,300				—	25,300
Interest-bearing deposits (5)	241,396	36,756	42,686	244,196	—	565,033

Total demand deposits & interest-bearing liabilities	$292,636	$62,695	$94,565	$659,230	$—	$1,109,126

Gap	$42,725	$25,925	$35,019	$51,189	$6,084	$160,942

Cumulative difference between interest-earning assets and interest-bearing liabilities	$42,725	$68,650	$103,669	$154,858	$160,942

Cumulative difference/total assets	3.17%	5.09%	7.69%	11.49%	11.94%

Footnotes to Interest Rate Sensitivity

(1)	Based on contractual maturity and instrument repricing date, if applicable; projected prepayments and prepayments of principal based on experience.
(2)	Based on contractual maturity, and projected prepayments based on experience. FRB and FHLB stock is not considered rate-sensitive.
(3)	Based on experience of historical stable core deposit relationships.
(4)	N.O.W. and money market accounts are assumed to decline over a period of five years.
(5)	Fixed-rate deposits and deposits with fixed pricing intervals are reflected as maturing in the period of contractual maturity. Saving accounts are assumed to decline over a period of five years.

As of December 31, 2004, interest-earning assets with maturities of less than one year exceed interest-bearing liabilities of similar maturity. This cumulative gap might result in increased net interest income if interest rates increase. If interest rates decline, net interest income might decrease.

Market Risk

Market risk is the risk that a financial instrument will lose value as the result of adverse changes in market prices, interest rates, foreign currency exchange rates, commodity prices, or the prices of equity securities. Suffolk’s primary exposure to market risk is to changing interest rates.

Monitoring and managing this risk is an important part of Suffolk’s asset/liability management process. It is governed by policies established by its Board of Directors. These policies are reviewed and approved annually. The Board delegates responsibility for asset/liability management to the Asset/Liability Committee (“ALCO”). ALCO then develops guidelines and strategies to implement the policy.

Interest Rate Risk

Interest rate risk is the sensitivity of earnings to changes in interest rates. As interest rates change, interest income and expense also change, thereby changing net interest income (“NII”). NII is the primary component of Suffolk’s earnings. ALCO uses a detailed and dynamic model to quantify the effect of sustained changes in interest rates on NII. While ALCO routinely monitors simulated NII sensitivity two years into the future, it uses other tools to monitor longer term interest rate risk.

The model measures the effect in the future of changing interest rates on both interest income and expense for all assets and liabilities, as well as for derivative financial instruments that do not appear on the balance sheet. The results are compared to ALCO policy limits that specify a maximum effect on NII one year in the future, assuming no growth in assets or liabilities, or 200 basis point (“bp”) change in interest rates upward, and a 100 basis point change in interest rates downward. Following is Suffolk’s NII sensitivity as of December 31, 2004. Suffolk’s Board has approved a policy limit of 12.5 percent.

Rate Change	Estimated NII Sensitivity to December 31, 2005
+200 basis point rate shock	3.68%
-100 basis point rate shock	(2.36)%

These estimates should not be interpreted as Suffolk’s forecast, and should not be considered as indicative of management’s expectations for operating results. They are hypothetical estimates that are based on many assumptions including: the nature and time of changes in interest rates, the shape of the “yield curve” (variations in interest rates for financial instruments of varying maturity at a given moment in time), prepayments on loans and securities, deposit outflows, pricing on loans and deposits, and the reinvestment of cash flows from assets and liabilities, among other things. While these assumptions are based on management’s best estimate of current economic conditions, Suffolk cannot give any assurance that they will actually predict results, nor can they anticipate how the behavior of customers and competitors may change in the future.

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

When appropriate, ALCO may use off-balance-sheet instruments such as interest rate floors, caps, and swaps to hedge its position with regard to interest rate risk. The Board of Directors has approved a hedging policy statement that governs the use of such instruments. As of December 31, 2004, there were no derivative financial instruments outstanding.

The following table illustrates the contractual sensitivity to changes in interest rates of the Company’s total loans, net of discounts, not including overdrafts and loans not accruing interest, together totaling $7,183,000 at December 31, 2004: (in thousands)

Interest rate provision	Due Within 1 Year	After 1 but Before 5 Years	After 5 Years	Total
Predetermined rates	$123,509	$138,924	$22,636	$285,069
Floating or adjustable rates	303,494	194,149	9,973	507,616

Total	$427,003	$333,074	$32,609	$792,685

The following table illustrates the contractual sensitivity to changes in interest rates on the Company’s commercial, financial, agricultural, and real estate construction loans not including non-accrual loans totaling approximating $4,153,000 at December 31, 2004: (in thousands)

	Due Within 1 Year	After 1 but Before 5 Years	After 5 Years	Total
Commercial, financial & agricultural	$134,050	$18,112	$2,204	$154,366
Real estate construction	50,141	—	—	50,141

Total	$184,191	$18,112	$2,204	$204,507

Asset/Liability Management & Liquidity

The asset/liability management committee reviews Suffolk’s financial performance and compares it to the asset/liability management policy. The committee includes two outside directors, executive management, the comptroller, and the heads of lending and retail banking. It uses computer simulations to quantify interest rate risk and to project liquidity. The simulations also help the committee to develop contingent strategies to increase net interest income. The committee always assesses the impact of any change in strategy on Suffolk’s ability to make loans and repay deposits. Only strategies and policies that meet regulatory guidelines and that are appropriate under the economic and competitive circumstances are considered by the committee. Suffolk has not used forward contracts or interest rate swaps to manage interest rate risk.

Off Balance-Sheet Obligations

Following is a table describing certain liabilities not included in Suffolk’s consolidated statement of condition in the period in which they are due: (in thousands of dollars)

Contractual obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Long-term debt obligations	$—	$—	$—	$—	$—
Capital lease obligations					—
Operating lease obligations	10,248	930	1,902	1,639	5,777
Purchase obligations	2,480	728	1,327	425	—
Other long-term liabilities reflected on Suffolk’s balance sheet under GAAP	—	—	—	—	—

Total	$12,728	$1,658	$3,229	$2,064	$5,777

Amounts listed as purchase obligations represent agreements to purchase services for Suffolk’s core banking system.

Capital Resources

Primary capital, including stockholders’ equity, not including the net unrealized gain on securities available for sale, net of tax, and the allowance for loan losses, amounted to $112,951,000 at year-end 2004, compared to $104,187,000 at year-end 2003 and $109,103,000 at year-end 2002. During 2004, Suffolk repurchased 108,864 shares for an aggregate price of $3,573,847. Management determined that this would increase leverage while preserving capital ratios well above regulatory requirements.

The following table presents Suffolk’s capital ratio and other related ratios for each of the past five years: (dollars in thousands)

	2004 (1)	2003 (1)	2002 (1)	2001 (1)	2000 (1)
Primary capital at year-end	$112,951	$104,187	$109,103	$104,566	$94,978
Primary capital at year-end as a percentage of year-end:
Total assets plus allowance for loan losses	8.33%	7.79%	8.51%	8.91%	8.98%
Loans, net of unearned discounts	13.68%	12.42%	13.84%	13.13%	12.24%
Total deposits	9.43%	8.77%	9.55%	9.94%	10.08%

(1)	Capital ratios do not include the effect of SFAS No. 115, “Accounting for Certain Investments in Debt and Investment Securities.”

In 2000, the Board adopted a policy whereby management will maximize both return on average equity and earnings-per-share, and therefore shareholder value, while maintaining the regulatory standard of “well capitalized.” That standard is 10 percent Total Risk-based Capital, 6 percent Tier 1 Capital, and 5 percent Leverage Capital. When capital exceeds that standard by more than a small cushion over what is expected to be required to maintain the “well-capitalized” standard during the current quarter, shares may be repurchased as they become available at prices that remain accretive to earnings-per-share in transactions under SEC rule 10-b 18 and in private purchases. When capital expected to be required during the current quarter does not exceed the standard, repurchases will not be made. Further, the dividend reinvestment program will automatically follow the same standard, purchasing shares in the market when Suffolk is in the market to repurchase shares, and issuing from the reserve when it is not. Each of these replaces the prior practice of authorizing the repurchase of a specific number of shares by Suffolk, or the purchase or issuance of shares by the dividend reinvestment program without specific reference to capital ratios.

The following table details repurchases during 2004:

Year ending	Total shares repurchased	Average price per share	Aggregate cost
December 31, 2004	108,864	$32.83	$3,573,847

Suffolk measures how effectively it uses capital by two widely accepted performance ratios: return on average assets and return on average common stockholders’ equity. The returns in 2004 on average assets of 1.53 percent and average common equity of 20.85 percent fluctuated slightly from 2003 when returns were 1.64 percent and 21.93 percent, respectively.

All dividends must conform to applicable statutory requirements. Suffolk Bancorp’s ability to pay dividends depends on Suffolk County National Bank’s ability to pay dividends. Under 12 USC 56-9, a national bank may not pay a dividend on its common stock if the dividend would exceed net undivided profits then on hand. Further, under 12 USC 60, a national bank must obtain prior approval from the Office of the Comptroller of the Currency to pay dividends on either common or preferred stock that would exceed the bank’s net profits for the current year combined with retained net profits (net profits minus dividends paid during that period) of the prior two years. The amount the Bank currently has available to pay dividends is approximately $21,161,000.

Risk-Based Capital and Leverage Guidelines

The Federal Reserve Bank’s risk-based capital guidelines call for bank holding companies to require minimum ratios of capital to risk-weighted assets, which include certain off-balance-sheet activities, such as standby letters of credit. The guidelines define capital as being “core,” or “Tier 1” capital, which includes common stockholders’ equity; a limited amount of perpetual preferred stock; minority interest in unconsolidated subsidiaries, less goodwill; or “supplementary” or “Tier 2” capital, which includes subordinated debt, redeemable preferred stock, and a limited amount of the allowance for loan losses. All bank holding companies must meet a minimum ratio of total qualifying capital to risk-weighted assets of 8.00 percent, of which at least 4.00 percent should be in the form of Tier 1 capital. At December 31, 2004 Suffolk’s ratios of core capital and total qualifying capital (core capital plus Tier 2 capital) to risk-weighted assets were 11.07 percent and 11.94 percent, respectively.

Discussion of New Accounting Pronouncements

In October 2003, the AICPA issued SOP 03-3, “Accounting for Loans or Certain Debt Securities Acquired in a Transfer” (“SOP 03-3”). SOP 03-3 applies to a loan with the evidence of deterioration of credit quality since origination acquired by completion of a transfer for which it is probable at acquisition that the Company will be unable to collect all contractually required payments receivable. SOP 03-3 requires that the Company recognize the excess of all cash flows expected at acquisition over the investor’s initial investment in the loan as interest income on a level-yield basis over the life of the loan as the accretable yield. The loan’s contractual required payments receivable in excess of the amount of its cash flows excepted at acquisition (nonaccretable difference) should not be recognized as an adjustment to yield, a loss accrual, or a valuation allowance for credit risk. SOP 03-3 is effective for loans acquired in fiscal years beginning after December 31, 2004. Based on current business operations, management has determined that the provisions of SOP 03-3 do not materially impact Suffolk’s financial condition, results of operations, or disclosures.

The Bank adopted Emerging Issues Task Force (EITF) 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, as of December 31, 2003. EITF 03-1 includes certain disclosures regarding quantitative and qualitative disclosures for investment securities accounted for under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, that are impaired at the balance sheet date, but for which an other-than-temporary impairment has not been recognized. In March 2004, the EITF issued a Consensus on Issue 03-1 requiring that the provisions of EITF 03-1 be applied for reporting periods beginning after June 15, 2004 to investments accounted for under SFAS No. 115 and 124. EITF 03-1 establishes a three-step approach for determining whether an investment is considered impaired, whether that impairment is other-than-temporary, and the measurement of an impairment loss. In September 2004, the FASB issued a proposed Staff Position, EITF Issue 03-1-a, Implementation Guidance for the Application of Paragraph 16 of EITF 03-1 (EITF 03-1-a). EITF 03-1-a would provide implementation guidance with respect to debt securities that are impaired solely due to interest rates and/or sector spreads and analyzed for other-than-temporary impairment under paragraph 16 of EITF 03-1. In September 2004, the FASB issued a Staff Position, EITF Issue 03-1-1, Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1 (EITF 03-1-1). FSP EITF Issue No. 03-1-1, Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, delays the effective date of certain provisions of EITF Issue 03-1, including steps two and three of the Issue’s three-step approach for determining whether an investment is other-than-temporarily impaired. However, step one of that approach must still be initially applied for impairment evaluations in reporting periods beginning after June 15, 2004. The delay of the effective date for paragraphs 10-20 of EITF Issue 03-1 will be superseded with the final issuance of proposed FSP EITF Issue 03-1-a, Implementation Guidance for the Application of Paragraph 16 of EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The disclosures under EITF 03-1 are required for financial statements for years ending after December 15, 2003 and are included in these financial statements.

The investments classified as available for sale are not expected to be classified as impaired as the Company has the ability and intent to hold these investments until maturity or a forecasted recovery. The Company considers minor impairments caused by interest-rate and/or sector spread increases to be classified as temporary and these conditions do not create the need for an assertion about the ability and intent to hold an investment until maturity or a forecasted recovery. There may be circumstances in which a sale of an interest-rate impaired or sector spread impaired security, for which the Company had previously asserted its ability and intent to hold to maturity or forecasted recovery, may not call into question the Company’s ability or intent to hold other securities until maturity or a forecasted recovery.

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment” (SFAS 123R). This statement is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The provisions of this statement are effective for interim or annual periods beginning after June 15, 2005. The Company is currently evaluating the provisions of this revision to determine the impact on its consolidated financial statements. A pro forma effect is listed in Footnote 1 (K), Stock-Based Compensation. The recording of this expense is, however, expected to decrease consolidated net income.

On March 9, 2004, the SEC Staff issued Staff Accounting Bulletin No. 105, “Application of Accounting Principles to Loan Commitments” (“SAB 105”). SAB 105 clarifies existing accounting practices relating to the valuation of issued loan commitments, including interest rate lock commitments (“IRLC”), subject to SFAS No. 149 and Derivative Implementation Group Issue C13, “Scope Exceptions: When a Loan Commitment is included in the Scope of Statement 133.” Furthermore, SAB 105 disallows the inclusion of the values of a servicing component and other internally developed intangible assets in the initial and subsequent IRLC valuation. The provisions of SAB 105 were effective for loan commitments entered into after March 31, 2004. The Company has adopted the provisions of SAB 105 which did not have a material effect on either the Company’s consolidated financial position or consolidated results of operations.

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

Suffolk considers that the determination of the allowance for loan losses involves a higher degree of judgment and complexity than its other significant accounting policies. The allowance for loan losses is calculated to maintain a reserve believed by management to be sufficient to absorb estimated credit losses. Management’s determination of the adequacy of the allowance is based on periodic evaluations of the loan portfolio and other relevant factors. This evaluation is inherently subjective as it requires material estimates, including, among others, the expected probability of default; the amount of loss in the event of default; the expected usage of loan commitments; the amounts and timing of cash flows expected in the future from impaired loans and mortgages; and an additional factor for potential loan losses based on historical experience. Management also considers economic conditions, uncertainties in estimating losses, and inherent risks in the loan portfolio. All of these factors may change significantly in the future. To the extent that actual results differ from management’s estimates, additional provisions for loan losses may be required that could reduce earnings in future periods.

Suffolk recognizes deferred-tax assets and liabilities. Deferred income taxes occur when income taxes are allocated through time. Some items are temporary resulting from differences in the timing of a transaction under generally accepted accounting principles (“GAAP”), and for the computation of income tax. Examples would include the future tax effects of temporary differences for such items as deferred compensation and the provision for loan losses. Estimates of deferred tax assets are based upon evidence available to management that future realization is more likely than not. If management determines that Suffolk may be unable to realize all or part of net deferred tax assets in the future, a direct charge to income tax expense may be required to reduce the recorded value of the net deferred tax asset to the amount that management expects to realize.

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

Management’s Report on Internal Control over Financial Reporting

The management of Suffolk Bancorp is responsible for establishing and maintaining adequate internal control over financial reporting. Suffolk Bancorp’s internal control system was designed to provide reasonable assurance to the company’s management and board of directors regarding the preparation and fair presentation of published financial statements.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Suffolk Bancorp management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2004. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on our assessment and those criteria we have determined that, as of December 31, 2004, the company’s internal control over financial reporting is effective.

Suffolk Bancorp’s independent registered public accounting firm has issued an attestation report on our assessment of the company’s internal control over financial reporting. This report appears on page 35.

CONSOLIDATED STATEMENTS OF CONDITION

	December 31,
	2004	2003
ASSETS
Cash and Due From Banks	$37,553,338	$52,052,913
Federal Funds Sold	2,500,000	4,300,000
Investment Securities:
Available for Sale, at Fair Value	427,677,640	376,188,513
Held to Maturity (Fair Value of $15,151,102 and $15,364,849, respectively)
Obligations of States and Political Subdivisions	11,900,483	12,368,959
Federal Reserve Bank Stock	637,849	637,849
Federal Home Loan Bank Stock	1,822,800	1,534,600
Corporate Bonds and Other Securities	100,000	100,000

Total Investment Securities	442,138,772	390,829,921

Total Loans	825,475,786	839,169,491
Less: Unearned Discounts	46,252	108,035
Allowance for Loan Losses	8,209,704	8,551,225

Net Loans	817,219,830	830,510,231

Premises and Equipment, Net	23,004,954	22,780,151
Accrued Interest Receivable	5,803,901	5,869,073
Excess of Cost Over Fair Value of Net Assets Acquired	814,445	814,445
Other Assets	19,183,097	21,600,052

TOTAL ASSETS	$1,348,218,337	$1,328,756,786

LIABILITIES & STOCKHOLDERS’ EQUITY
Demand Deposits	$385,736,154	$364,219,256
Saving, N.O.W., and Money Market Deposits	601,335,816	587,553,204
Time Certificates of $100,000 or more	22,737,118	21,946,480
Other Time Deposits	187,783,227	213,776,563

Total Deposits	1,197,592,315	1,187,495,503

Federal Home Loan Bank Borrowings	25,300,000	20,000,000
Dividend Payable on Common Stock	2,060,614	2,080,361
Accrued Interest Payable	721,572	799,503
Other Liabilities	16,332,103	18,211,169

TOTAL LIABILITIES	1,242,006,604	1,228,586,536

Commitments and Contingent Liabilities

STOCKHOLDERS’ EQUITY
Common Stock (par value $2.50; 15,000,000 shares authorized, 10,842,537 and 10,949,283 shares outstanding at December 31, 2004 & 2003, respectively)	33,884,340	33,879,045
Surplus	19,439,444	19,374,972
Retained Earnings	58,195,233	48,887,980
Treasury Stock at Par (2,711,199 shares and 2,602,335 shares, respectively)	(6,778,002)	(6,505,842)
Accumulated Other Comprehensive Income, Net of Tax	1,470,718	4,534,095

TOTAL STOCKHOLDERS’ EQUITY	106,211,733	100,170,250

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$1,348,218,337	$1,328,756,786

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

	For the Years ended December 31,
	2004	2003	2002
INTEREST INCOME
Federal Funds Sold	$309,591	$220,708	$706,856
United States Treasury Securities	414,506	415,957	471,611
Obligations of States and Political Subdivisions (tax exempt)	983,234	563,281	567,214
Mortgage-Backed Securities	10,364,817	10,396,009	12,143,135
U.S. Government Agency Obligations	4,341,882	3,690,831	2,895,198
Corporate Bonds and Other Securities	79,677	94,064	84,189
Loans	51,490,416	55,613,709	61,559,406

Total Interest Income	67,984,123	70,994,559	78,427,609

INTEREST EXPENSE
Saving, N.O.W., and Money Market Deposits	2,754,739	3,658,406	6,645,241
Time Certificates of $100,000 or more	367,314	477,522	846,096
Other Time Deposits	4,209,134	5,603,758	8,596,137
Federal Funds Purchased	392	12,384	625
Interest on Other Borrowings	47,279	49,091	—

Total Interest Expense	7,378,858	9,801,161	16,088,099
Net Interest Income	60,605,265	61,193,398	62,339,510
Provision for Loan Losses	1,973,000	931,500	1,380,000

Net Interest Income After Provision for Loan Losses	58,632,265	60,261,898	60,959,510

OTHER INCOME
Service Charges on Deposit Accounts	5,658,689	5,693,454	5,690,926
Other Service Charges, Commissions & Fees	2,518,502	2,537,068	2,081,541
Fiduciary Fees	1,207,050	1,199,117	1,141,024
Other Operating Income	915,886	1,416,818	1,160,121
Net Gain on Sale of Securities Available for Sale	1,993,974	464,262	—

Total Other Income	12,294,101	11,310,719	10,073,612

OTHER EXPENSE
Salaries & Employee Benefits	21,753,835	21,669,863	20,788,300
Net Occupancy Expense	3,128,962	2,856,024	2,788,880
Equipment Expense	2,141,907	2,181,295	2,616,714
Outside Services	1,971,825	1,929,695	1,699,879
FDIC Assessments	185,041	189,631	184,208
Other Operating Expense	7,439,992	7,363,774	7,666,297

Total Other Expense	36,621,562	36,190,282	35,744,278

Income Before Provision for Income Taxes	34,304,804	35,382,335	35,288,844
Provision for Income Taxes	13,429,742	14,046,091	14,020,154

NET INCOME	$20,875,062	$21,336,244	$21,268,690

Average: Common Shares Outstanding	10,882,327	11,055,897	11,657,984
Dilutive Stock Options	31,323	34,205	42,457

Average Total Common Shares and Dilutive Options	10,913,650	11,090,102	11,700,441
EARNINGS PER COMMON SHARE
Basic	$1.92	$1.92	$1.82
Diluted	$1.91	$1.92	$1.82

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock	Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income, Gain (Loss) Net of Tax	Total	Comprehensive Income
Balance, December 31, 2001	$33,825,545	$19,165,182	$47,149,368	$(4,399,059)	$1,095,744	$96,836,780
Net Income	—	—	21,268,690	—	—	21,268,690	$21,268,690
Dividend - Cash	—	—	(7,684,592)	—	—	(7,684,592)
Purchase of Treasury Stock	—	—	(8,207,991)	(709,490)	—	(8,917,481)
Stock Options Exercised	12,500	65,000	(71,680)	(5,798)	—	22
Other	—	—	(344)	—	—	(344)
Net Change in Unrealized Gain on Securities Available for Sale	—	—	—	—	7,289,617	7,289,617	7,289,617

Comprehensive Income							$28,558,307

Balance, December 31, 2002	$33,838,045	$19,230,182	$52,453,451	$(5,114,347)	$8,385,361	$108,792,692
Net Income	—	—	21,336,244	—	—	21,336,244	$21,336,244
Dividend - Cash	—	—	(8,390,512)	—	—	(8,390,512)
Purchase of Treasury Stock	—	—	(16,340,067)	(1,378,295)	—	(17,718,362)
Stock Options Exercised	41,000	144,790	(172,562)	(13,200)	—	28
Other	—	—	1,426	—	—	1,426
Net Change in Unrealized Loss on Securities Available for Sale	—	—	—	—	(3,851,266)	(3,851,266)	(3,851,266)

Comprehensive Income							$17,484,978

Balance, December 31, 2003	$33,879,045	$19,374,972	$48,887,980	$(6,505,842)	$4,534,095	$100,170,250
Net Income	—	—	20,875,062	—	—	20,875,062	$20,875,062
Dividend - Cash	—	—	(8,266,122)	—	—	(8,266,122)
Purchase of Treasury Stock	—	—	(3,301,687)	(272,160)	—	(3,573,847)
Stock Appreciation
Rights Exercised	5,295	64,472	—	—	—	69,767
Net Change in Unrealized Loss on Securities Available for Sale	—	—	—	—	(3,063,377)	(3,063,377)	(3,063,377)

Comprehensive Income							$17,811,685

Balance, December 31, 2004	$33,884,340	$19,439,444	$58,195,233	$(6,778,002)	$1,470,718	$106,211,733

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years ended December 31,
	2004	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES
NET INCOME	$20,875,062	$21,336,244	$21,268,690
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH
Provision for Loan Losses	1,973,000	931,500	1,380,000
Depreciation and Amortization	2,139,579	2,146,385	2,282,028
Accretion of Discounts	(398,396)	(292,237)	(569,557)
Amortization of Premiums	4,600,668	5,294,635	2,545,950
Decrease (Increase) in Accrued Interest Receivable	65,172	76,495	(388,643)
Decrease in Other Assets	2,416,955	1,672,177	1,072,313
Decrease in Accrued Interest Payable	(77,931)	(534,832)	(1,179,110)
Increase (Decrease) in Income Taxes Payable	317,644	1,909,390	(702,142)
Increase in Other Liabilities	1,837	927,532	1,454,142
Net Gain on Sale of Securities	(1,993,974)	(464,262)	—

Net Cash Provided by Operating Activities	29,919,616	33,003,027	27,163,671

CASH FLOWS FROM INVESTING ACTIVITIES
Principal Payments on Investment Securities	77,880,445	100,805,657	31,962,165
Proceeds from Sale of Investment Securities; Available for Sale	88,413,187	39,108,805	—
Maturities of Investment Securities; Available for Sale	3,500,000	—	6,000,000
Purchases of Investment Securities; Available for Sale	(228,684,740)	(167,267,856)	(146,425,841)
Maturities of Investment Securities; Held to Maturity	6,633,995	9,500,000	6,241,000
Purchases of Investment Securities; Held to Maturity	(6,452,200)	(7,156,595)	(9,664,300)
Loan Disbursements and Repayments, Net	11,317,401	(51,579,772)	6,043,155
Purchases of Premises and Equipment, Net	(2,364,382)	(4,489,386)	(8,918,033)

Net Cash Used in Investing Activities	(49,756,294)	(81,079,147)	(114,761,854)

CASH FLOWS FROM FINANCING ACTIVITIES
Net Increase in Deposit Accounts	10,096,813	44,913,567	90,869,926
Federal Home Loan Bank Borrowings and Repayments, Net	5,300,000	20,000,000	—
Dividends Paid to Shareholders	(8,285,870)	(8,266,338)	(7,379,688)
Stock Options and Stock Appreciation Rights Exercised	7	28	22
Treasury Shares Acquired	(3,573,847)	(17,718,362)	(8,917,481)

Net Cash Provided by Financing Activities	3,537,103	38,928,895	74,572,779

Net Decrease in Cash and Cash Equivalents	(16,299,575)	(9,147,225)	(13,025,404)
Cash and Cash Equivalents Beginning of Year	56,352,913	65,500,138	78,525,542

Cash and Cash Equivalents End of Year	$40,053,338	$56,352,913	$65,500,138

Supplemental Disclosure of Cash Flow Information
Cash Received During the Year for Interest	$68,049,295	$71,071,054	$78,038,966

Cash Paid During the Year for:
Interest	$7,456,789	$10,335,993	$17,267,209
Income Taxes	12,101,242	12,697,665	15,162,619

Total Cash Paid During Year for Interest & Income Taxes	$19,558,031	$23,033,658	$32,429,828

Non-Cash Investing and Financing:
Decrease (Increase) in Market Value of Investments	5,192,164	6,527,570	(12,355,283)
Decrease (Increase) in Deferred Tax Liability Related to Market Value of Investments Available for Sale	2,128,787	2,676,304	(5,065,666)
Dividends Declared But Not Paid	2,060,614	2,080,361	1,956,187
Stock Options and Stock Appreciation Rights Exercised for Stock	69,767	185,790	77,500

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

Note 1 — Summary of Significant Accounting Policies

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

(A) Consolidation — The consolidated financial statements include the accounts of Suffolk and its wholly owned subsidiary, Suffolk County National Bank (the “Bank”). In 1998, the Bank formed a Real Estate Investment Trust named Suffolk Greenway, Inc. In 2004, the bank formed an insurance agency named SCNB Financial Services, Inc. All intercompany transactions have been eliminated in consolidation.

(B) Investment Securities — Suffolk reports debt securities and mortgage-backed securities in one of the following categories: (i) “held to maturity” (management has the intent and ability to hold to maturity), which are to be reported at amortized cost; (ii) “trading” (held for current resale), which are to be reported at fair value, with unrealized gains and losses included in earnings; and (iii) “available for sale” (all other debt securities and mortgage-backed securities), which are to be reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders’ equity. Accordingly, Suffolk classified all of its holdings of debt securities and mortgage-backed securities as either “held to maturity” or “available for sale.” At the time a security is purchased, a determination is made as to the appropriate classification.

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

Suffolk adopted EITF 03-1, “The Meaning of Other than Temporary Impairment and Its Application to Certain Investments,” as of December 31, 2003. EITF 03-1 includes certain disclosures regarding quantitative and qualitative disclosures for investment securities accounted for under FAS 115, “Accounting for Certain Investments in Debt and Equity Securities,” that are impaired at the balance sheet date, but an other-than-temporary impairment has not been recognized. The disclosures under EITF 03-1 are required for financial statements for years ending after December 15, 2003 and are included in these financial statements.

(C) Loans and Loan Interest Income Recognition — Loans are stated at the principal amount outstanding. Interest on loans not made on a discounted basis is credited to income, based upon the principal amount outstanding during the period. Unearned discounts on installment loans are credited to income using methods that approximate a level yield. Recognition of interest income is discontinued when reasonable doubt exists as to whether interest due can be collected. Loans generally no longer accrue interest when 90 days past due. When a loan is placed on non-accrual status, all interest previously accrued in the current year, but not collected, is reversed against current-year interest income. Any interest accrued in prior years is charged against the allowance for loan losses. Loans and leases start accruing interest again when they become current as to principal and interest, and when, in the opinion of management, the loans can be collected in full.

(D) Allowance for Loan Losses — The balance of the allowance for loan losses is determined by management’s estimate of the amount of financial risk in the loan portfolio and the likelihood of loss. The analysis also considers the Bank’s loan loss experience and may be adjusted in the future depending on economic conditions. Additions to the allowance are made by charges to expense, and actual losses, net of recoveries, are charged to the allowance. Regulatory examiners may require the Bank to add to the allowance based upon their judgment of information available to them at the time of their examination.

In accordance with SFAS 114, titled “Accounting by Creditors for Impairment of a Loan,” as amended by Statement No. 118, titled “Accounting by Creditors for Impairment of Loan-Income Recognition and Disclosures,” an allowance is maintained for impaired loans to reflect the difference, if any, between the principal balance of the loan and the present value of projected cash flows, observable fair value, or collateral value. SFAS 114 defines an impaired loan as a loan for which it is probable that the lender will not collect all amounts due under the contractual terms of the loan.

The Bank accounts for its transfers and servicing financial assets in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS No. 140 revises the standards for accounting for the securitizations and other transfers of financial assets and collateral. Transfers of financial assets for which the Bank has surrendered control of the financial assets are accounted for as sales to the extent that consideration other than beneficial interests in the transferred assets is received in exchange. Retained interests in a sale or securitization of financial assets are measured at the date of transfer by allocating the previous carrying amount between the assets transferred and based on their relative estimated fair values. The fair values of retained servicing rights and any other retained interests are determined based on the present value of expected future cash flows associated with those interests and by reference to market prices for similar assets. There were no transfers of financial assets to related or affiliated parties. At December 31, 2004 and 2003, the Bank’s servicing loan portfolio approximated $99,929,000, and $94,444,000, respectively. The estimated fair value of mortgage servicing rights was $1,164,000 and $1,074,000 as of December 31, 2004 and 2003, respectively.

Suffolk adopted FASB Interpretation 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others,” on January 1, 2003. FIN 45 requires a guarantor entity, at the inception of a guarantee covered by the measurement provisions of the interpretation, to record a liability for the fair value of the obligation undertaken in issuing the guarantee. Suffolk has financial and performance letters of credit. Financial letters of credit require Suffolk to make payment if the customer’s financial condition deteriorates, as defined in the agreements. Performance letters of credit require Suffolk to make payments if the customer fails to perform certain nonfinancial contractual obligations. Suffolk previously did not record a liability when guaranteeing obligations unless it became probable that Suffolk would have to perform under the guarantee. FIN 45 applies prospectively to guarantees Suffolk issues or modifies subsequent to December 31, 2002. The maximum potential undiscounted amount of the future payments of these letters of credit as of December 31, 2004 is $6,530,000 and they expire as follows:

2005	$4,635,000
2006	1,328,000
2007	567,000

$6,530,000

Amounts due under these letters of credit would be reduced by any proceeds that Suffolk would be able to obtain in liquidating the collateral for the loans, which varies depending on the customer. The valuation of the allowance for loan losses includes a provision of $9,800 for loan losses based on the letters of credit outstanding on December 31, 2004.

In October 2003, the AICPA issued SOP 03-3, “Accounting for Loans or Certain Debt Securities Acquired in a Transfer.” SOP 03-3 applies to loans with evidence of deterioration of credit quality since origination acquired by completion of a transfer for which it is probable at acquisition that the Company will be unable to collect all contractually required payments receivable. SOP 03-3 requires that the Company recognize the excess of all cash flows expected at acquisition over the investor’s initial investment in the loan as interest income on a level-yield basis over the life of the loan as the accretable yield. The loan’s contractual required payments receivable in excess of the amount of its cash flows excepted at acquisition (nonaccretable difference) should not be recognized as an adjustment to yield, a loss accrual, or a valuation allowance for credit risk. SOP 03-3 is effective for loans acquired in fiscal years beginning after December 31, 2004. Early adoption is permitted. Based on current business operations, management expects that the provisions of SOP 03-3 will not materially impact Suffolk’s financial condition, results of operations, or disclosures.

(E) Premises and Equipment — Premises and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation is calculated by the declining-balance or straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized using the straight-line method over the term of the lease or the estimated life of the asset, whichever is shorter.

On January 1, 2002, the Bank adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 retains the existing requirements to recognize and measure the impairment of long-lived assets to be held and used or to be disposed of by sale. SFAS No. 144 changes the requirements relating to reporting the effects of a disposal or discontinuation of a segment of a business. The adoption of this statement did not have an impact on the financial condition or results of operations of the Bank.

(F) Other Real Estate Owned — Property acquired through foreclosure (other real estate owned or “OREO”), is stated at the lower of cost or fair value less selling costs. Credit losses arising at the time of the acquisition of property are charged against the allowance for loan losses. Any additional write-downs to the carrying value of these assets that may be required, as well as the cost of maintaining and operating these foreclosed properties, are charged to expense. Additional write-downs are recorded in a valuation reserve account that is maintained asset by asset.

(G) Excess of Cost Over Fair Value of Net Assets Acquired and Other Intangible Assets — Through December 31, 2001, the excess of cost over fair value of net assets acquired (goodwill) was amortized on a straight-line basis over a period of ten years. Effective with the adoption of SFAS No. 142, “Goodwill and Other Intangible Assets,” on January 1, 2002, the Bank ceased amortizing goodwill and, instead, tests goodwill for impairment on a periodic basis.

(H) Income Taxes — Suffolk uses an asset and liability approach to accounting for income taxes. The asset and liability approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. Deferred tax assets are recognized if it is more likely than not that a future benefit will be realized. It is management’s position that no valuation allowance is necessary against any of Suffolk’s deferred tax assets.

(I) Summary of Retirement Benefits Accounting — Suffolk’s retirement plan is noncontributory and covers substantially all eligible employees. The plan conforms to the provisions of the Employee Retirement Income Security Act of 1974, as amended. Suffolk’s policy is to accrue for all pension costs and to fund the maximum amount allowable for tax purposes. Actuarial gains and losses that arise from changes in assumptions concerning future events are amortized over a period that reflects the long-term nature of pension expense used in estimating pension costs.

Suffolk accrues for post-retirement benefits other than pensions by accruing the cost of providing those benefits to an employee during the years that the employee serves.

(J) Cash and Cash Equivalents — For purposes of the consolidated statement of cash flows, cash and due from banks, and federal funds sold are considered to be cash equivalents. Generally, federal funds are sold for one-day periods.

(K) Stock-Based Compensation — At December 31, 2004, the Bank had one stock-based employee compensation plan, which is more fully described in Note 7. The bank accounts for that plan under the recognition and measurement principles of APB No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, as an accepted alternative under FASB No. 123, “Accounting for Stock-Based Compensation.” All options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings-per-share if the Bank had applied the fair value recognition provisions of FASB No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation: (in thousands, except per-share amounts)

	2004	2003	2002
Net Income:
As Reported	$20,875	$21,336	$21,269
Pro Forma	20,824	21,279	21,242

Basic EPS:
As Reported	1.92	1.92	1.82
Pro Forma	1.91	1.92	1.82

(L) Treasury Stock — The balance of treasury stock is computed at par value. The excess cost over par is subtracted from undivided profits.

(M) Stock Dividend — On November 26, 2001, Suffolk declared a 2-for-1 stock split in the form of a 100 percent stock dividend, to shareholders of record on December 14, 2001, payable on January 2, 2002. All share and per-share information has been restated to reflect the split.

(N) Earnings-per-share — Basic earnings-per-share is computed by dividing net income by the number of weighted-average shares outstanding during the period. Diluted earnings-per-share reflect the dilution that would occur if stock options were exercised in return for common stock that would then share in Suffolk’s earnings. It is computed by dividing net income by the sum of the weighted-average number of common shares outstanding and the weighted-average number of stock options exercisable during the period. Suffolk has no other securities that could be converted into common stock, nor any contracts that would result in the issuance of common stock.

(O) Comprehensive Income — Comprehensive income includes net income and all other changes in equity during a period except those resulting from investments by owners and distributions to owners. Other comprehensive income includes revenues, expenses, gains, and losses that under generally accepted accounting principles are included in comprehensive income but excluded from net income. Comprehensive income and accumulated other comprehensive income are reported net of related income taxes. Accumulated other comprehensive income for the Bank consists solely of unrealized holding gains or losses on securities available for sale.

As of December 31, 2004, the fair market value of the Company’s investments classified Available for Sale was $427,677,640. The book value of the Company’s investments classified Available for Sale was $425,184,897. The net difference or net unrealized gain on Available for Sale investments as of December 31, 2004 was $2,492,742. Available for Sale investments are recorded on the Statement of Condition at fair market value. The corresponding entries as of December 31, 2004 include in liabilities a deferred tax liability of $1,022,024 and in capital accumulated other comprehensive income, net of tax amount of $1,470,718.

(P) Segment Reporting — SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information,” requires that public companies report certain information about operating segments. It also requires that public companies report certain information about their products and services, the geographic areas in which they operate, and their major customers. Suffolk is a regional bank, which offers a wide array of products and services to its customers. Pursuant to its banking strategy, emphasis is placed on building relationships with its customers, as opposed to building specific lines of business. As a result, at December 31, 2004 and 2003, Suffolk is not organized around discernible lines of business and prefers to work as an integrated unit to customize solutions for its customers, with business line emphasis and product offerings changing over time as needs and demands change. Thus, all necessary requirements of SFAS No. 131 have been met by Suffolk as of December 31, 2004.

(Q) Variable Interest Entities (VIE’s) — In January 2003, the FASB issued FASB Interpretation 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” FIN 46 clarifies the application of Accounting Research Bulletin 51, “Consolidated Financial Statements,” for certain entities that do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest (“variable interest entities”). Variable interest entities within the scope of FIN 46 will be required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity’s expected losses, receives a majority of its expected returns, or both. Subsequent to the issuance of FIN 46, the FASB issued a revised interpretation, FIN 46(R), the provisions of which must be applied to certain variable interest entities by March 31, 2004. Suffolk has determined the adoption of the provisions of FIN 46 do not materially impact its financial condition or results of operation.

(R) Reclassification of Prior Year Consolidated Financial Statements — Certain reclassifications have been made to the prior year’s consolidated financial statements that conform with the current year’s presentation.

Note 2 — Investment Securities

The amortized cost, estimated fair values, and gross unrealized gains and losses of Suffolk’s investment securities available for sale and held to maturity at December 31, 2004 and 2003 were: (in thousands)

	2004				2003
	Amortized Cost	Estimated Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Amortized Cost	Estimated Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
Available for sale:
U.S. Treasury securities	$9,385	$9,516	$148	$(17)	$9,393	$9,840	$447	$—
U.S. government agency debt	126,337	127,049	1,558	(847)	98,337	102,554	4,345	(128)
Collateralized mortgage obligations agency issue	255,888	257,199	1,884	(573)	243,403	245,917	4,004	(1,462)
Collateralized mortgage obligations private issue	401	405	3	—	1,561	1,590	29	—
Mortgage-backed securities	4,068	4,231	163	—	9,126	9,399	273	—
Obligations of states and political subdivisions	29,105	29,278	432	(259)	6,682	6,889	224	(17)

Balance at end of year	425,184	427,678	4,188	(1,696)	368,502	376,189	9,322	(1,607)

Held to maturity:
Obligations of states and political subdivisions	11,900	12,590	732	(42)	12,369	13,093	733	(9)
Other securities	2,561	2,561	—	—	2,272	2,272	—	—

Balance at end of year	14,461	15,151	732	(42)	14,641	15,365	733	(9)

Total investment securities	$439,645	$442,829	$4,920	$(1,738)	$383,143	$391,554	$10,055	$(1,616)

The amortized cost, maturities, and approximate fair value of Suffolk’s investment securities at December 31, 2004 are as follows: (in thousands)

	Available for Sale						Held to Maturity
	U.S. Treasury Securities		U.S. Govt. Agency Debt		Obligations of States & Political Subdivisions		Obligations of States & Political Subdivisions		Other Securities		Total Amortized Cost	Total Fair Value
(1) Maturity (in years)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within 1	$—	$—	$—	$—	$—	$—	$4,376	$4,369	$—	$—	$4,376	$4,369
After 1 but within 5	9,385	9,516	126,337	127,049	1,069	1,160	1,417	1,469	—	—	138,208	139,194
After 5 but within 10	—	—	—	—	11,237	11,181	1,571	1,632	—	—	12,808	12,813
After 10	—	—	—	—	16,799	16,937	4,536	5,120	—	—	21,335	22,057
Other Securities	—	—	—	—	—	—	—	—	2,561	2,561	2,561	2,561

Subtotal	$9,385	$9,516	$126,337	$127,049	$29,105	$29,278	$11,900	$12,590	$2,561	$2,561	$179,288	$180,994
Collateralized mortgage obligations											256,289	257,604
Mortgage-backed securities											4,068	4,231

Total											$439,645	$442,829

(1)	Maturities shown are stated maturities. Securities backed by mortgages are expected to have substantial periodic prepayments resulting in weighted average lives considerably less than what would be surmised from the table above.

As a member of the Federal Reserve system, the Bank owns Federal Reserve Bank stock with a book value of $638,000. The stock has no maturity and there is no public market for the investment.

As a member of the Federal Home Loan Bank of New York, the bank owns Federal Home Loan Bank of New York stock with a book value of $1,823,000. The stock has no maturity and there is no public market for the investment.

At December 31, 2004 and 2003, investment securities carried at $153,362,000 and $149,969,000 respectively, were pledged to secure trust deposits and public funds on deposit. During 2004, proceeds from sales of securities available for sale were $88,413,000 resulting in net realized gains of $1,994,000. During 2003, proceeds from sales of securities available for sale were $39,109,000 resulting in net realized gains of $464,000.

The table below indicates the length of time individual securities, both held-to-maturity and available-for-sale, have been held in a continuous unrealized loss position at December 31, 2004: (in thousands)

Type of securities	Number of Securities	Less than 12 months		12 months or longer		Total
		Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
U. S. government agency securities	5	$—	$—	$96,582	$864	$96,582	$864
Municipal securities	71	4,029	10	15,867	291	19,896	301
Collateralized mortgage obligations	13	—	—	128,352	573	128,352	573

Total	89	$4,029	$10	$240,801	$1,728	$244,830	$1,738

Management has considered factors regarding other-than-temporarily impaired securities and determined that there are no impaired securities as of December 31, 2004.

Note 3 — Loans

At December 31, 2004 and 2003, loans included the following: (in thousands)

	2004	2003
Commercial, financial, and agricultural	$158,205	$171,616
Commercial real estate	262,262	232,119
Real estate construction loans	50,455	30,461
Residential mortgages (1st and 2nd liens)	114,969	113,979
Home equity loans	75,486	60,397
Consumer loans	162,252	229,819
Other loans	1,847	778

	825,476	839,169
Unearned discounts	(46)	(108)
Allowance for loan losses	(8,210)	(8,551)

Balance at end of year	$817,220	$830,510

Restructured loans, loans not accruing interest, and loans contractually past due 90 days or more with regard to payment of principal and/or interest amounted to $5,364,000 and $3,105,000 at December 31, 2004 and 2003, respectively. Interest on loans that have been restructured or are no longer accruing interest would have amounted to $292,000 during 2004, $71,000 during 2003, and $129,000 during 2002, under contractual terms of those loans. Interest income recognized on restructured and non-accrual loans was immaterial for the years 2004, 2003, 2002.

Suffolk makes loans to its directors and executives, as well as to other related parties in the ordinary course of its business. Loans made to directors and executives, either directly or indirectly, which exceed $60,000 in aggregate for any one director, totaled $17,598,000 and $20,049,000 at December 31, 2004 and 2003, respectively. Unused portions of lines of credit to directors and executives, directly or indirectly, totaled $8,483,000 and $6,722,000. New loans totaling $52,841,000 were granted and payments of $54,563,000 were received during 2004. Loan balances outstanding for new directors appointed during 2004 were $67,000 at time of appointment. Loan balances outstanding for retired directors during 2004 were $796,000 at time of retirement.

Note 4 — Allowance for Loan Losses

An analysis of the changes in the allowance for loan losses follows: (in thousands)

	2004	2003	2002
Balance at beginning of year	$8,551	$8,695	$8,825
Provision for loan losses	1,973	932	1,380
Loans charged-off	(3,189)	(2,012)	(1,853)
Recoveries on loans	875	936	343

Balance at end of year	$8,210	$8,551	$8,695

At December 31, 2004 and 2003, respectively, the Bank’s recorded investment in impaired loans and the related valuation allowance calculated under SFAS No. 114 and SFAS No. 118 are as follows: (in thousands)

	2004	2003
Recorded investment	$4,350	$478
Valuation allowance	2,264	221

This valuation allowance is included in the allowance for loan losses on the statements of condition. The average investment in impaired loans in 2004 was $1,269,000, compared to $392,000 in 2003. Included is a single credit which, subsequent to year-end, was determined to be impaired as of year-end and is recorded as such in the accompanying financial statements as of December 31, 2004.

Note 5 — Premises and Equipment

The following table details premises and equipment: (in thousands)

	Estimated Useful Lives	2004	2003
Land	Indefinite	$3,399	$3,399
Premises	30 - 40 years	18,657	18,001
Furniture, fixtures & equipment	3 - 7 years	21,319	20,077
Leasehold improvements	1 - 15 years	1,937	1,714

		45,312	43,191
Accumulated depreciation and amortization		(22,307)	(20,411)

Balance at end of year		$23,005	$22,780

Depreciation and amortization charged to operations amounted to $2,140,000, $2,146,000, and $2,282,000 during 2004, 2003, and 2002, respectively.

Note 6 — Short-Term Borrowings

Presented below is information concerning short-term interest-bearing liabilities, principally Federal Home Loan Bank Borrowings with maturities of less than one year, and their related weighted-average interest rates for the years 2004 and 2003: (dollars in thousands)

	2004	2003
Daily average outstanding	$3,842	$4,501
Total interest cost	48	61
Average interest rate paid	1.24%	1.36%
Maximum amount outstanding at any month-end	$25,300	$28,000
December 31, balance	25,300	20,000
Weighted-average interest rate on balances outstanding at December 31	2.41%	1.04%

Suffolk has no assets pledged as collateral to the Federal Reserve Bank as of December 31, 2004. Assets pledged as collateral to the Federal Home Loan Bank as of December 31, 2004 totaled $92,922,000.

Note 7 — Stockholders’ Equity

Suffolk has a Dividend Reinvestment Plan. Stockholders can reinvest dividends in common stock of Suffolk at a 3 percent discount from market value on newly issued shares. Shareholders may also make additional cash purchases. No shares were issued in 2004, 2003, or 2002.

At December 31, 2004, Suffolk has a Stock Option Plan (“the Plan”) under which 600,000 shares of Suffolk’s common stock were reserved for issuance to key employees. Options are awarded by a committee appointed by the Board of Directors.

The Plan provides that the option price shall not be less than the fair value of the common stock on the date the option is granted. All options are exercisable for a period of ten years or less. The Plan provides for the grant of stock appreciation rights that the holder may exercise instead of the underlying option. When the stock appreciation right is exercised, the underlying option is canceled. The optionee receives shares of common stock with a fair market value equal to the excess of the fair value of the shares subject to the option at the time of exercise (or the portion thereof so exercised) over the aggregate option price of the shares set forth in the option agreement. The exercise of stock appreciation rights is treated as the exercise of the underlying option. Options vest after one year and expire after ten years. Compensation expense related to stock appreciation rights amounted to approximately $78,000, $226,000, and $309,000 for the years ended December 31, 2004, 2003, and 2002, respectively.

The following table presents the options granted, exercised, or expired during each of the past three years:

	Shares	Wtd. Avg. Exercise
Balance at December 31, 2001	81,400	$14.00
Options granted	—
Options exercised	(5,000)	15.50
Options expired or terminated	—	—

Balance at December 31, 2002	76,400	$14.00
Options granted	15,500	31.83
Options exercised	(16,400)	11.33
Options expired or terminated	—	—

Balance at December 31, 2003	75,500	$18.14
Options granted	16,000	34.39
Options exercised	(4,000)	15.50
Options expired or terminated	—	—

Balance at December 31, 2004	87,500	$21.23

The following table presents additional information:

At, or during, year ended December 31,	2004	2003	2002
Average remaining contractual life in years	6.91	6.99	7.34
Exercisable options (vested)	71,500	60,000	81,400
Weighted average fair value of options (Black-Scholes model) at date of grant:	$10.39	$8.80	na
Black-Scholes Assumptions:
Risk-free interest rate	4.20%	3.96%	na
Expected dividend yield	2.33%	2.60%	na
Expected life in years	10	10	na
Expected volatility	26.20%	26.50%	na

All dividends must conform to applicable statutory requirements. Under 12 USC 56-9, a national bank may not pay a dividend on its common stock if the dividend would exceed net undivided profits then on hand. Further, under 12 USC 60, a national bank must obtain prior approval from the Office of the Comptroller of the Currency (“OCC”) to pay dividends on either common or preferred stock that would exceed the bank’s net profits for the current year combined with retained net profits (net profits minus dividends paid during that period) from the prior two years. At December 31, 2004, approximately $21,161,000 was available for dividends from the Bank to Suffolk Bancorp without prior approval of the OCC.

On October 23, 1995, the Board of Directors adopted a Shareholder Rights Plan and declared a dividend of one right per common share. Each right, if made exercisable by certain events, entitles the holder to acquire one-half of a share of common stock for $17.50, adjustable to prevent dilution. The rights expire in 2005 if they are not redeemed before then. The Plan protects stockholders from possible unsolicited attempts to acquire Suffolk. In the event of the acquisition by any potential acquirer of 10 percent of the outstanding stock, the rights then entitle the holder to purchase the acquiring company’s stock at a 50 percent discount upon a subsequent merger with that acquirer. In the event of the acquisition of 20 percent or more of Suffolk’s common stock, they entitle the holder to purchase Suffolk’s common stock at a 50 percent discount. Following the acquisition of 20 percent but less than 50 percent of the common shares, the Board can exchange one-half of a share of Suffolk for each valid right.

On November 26, 2001, Suffolk split the stock 2-for-1 in the form of a 100 percent stock dividend to shareholders of record on December 14, 2001, effective on January 2, 2002. All share and per-share information have been restated to reflect this split.

Note 8 — Income Taxes

The following table presents the provision for income taxes in the consolidated statements of income which is comprised of the following: (in thousands)

	2004	2003	2002
Current:
Federal	$10,857	$11,437	$11,909
State	1,967	2,251	3,143

	12,824	13,688	15,052
Deferred:
Federal	675	2,146	159
State	(69)	(1,788)	(1,191)

	606	358	(1,032)

Total	$13,430	$14,046	$14,020

The total tax expense was greater than the amounts computed by applying the federal income tax rate because of the following:

	2004	2003	2002
Federal income tax expense at statutory rates	35%	35%	35%
Tax-exempt interest	(1)%	0%	(1)%
Amortization of excess cost over fair value of net assets acquired	0%	0%	0%
State income taxes net of federal benefit	4%	4%	5%
Other	1%	1%	1%

Total	39%	40%	40%

The effects of temporary differences between tax and financial accounting that create significant deferred-tax assets and liabilities at December 31, 2004 and 2003, and the recognition of income and expense for purposes of tax and financial reporting, that resulted in a net increase to Suffolk’s net deferred tax (liability) asset for the years ended December 31, 2004, 2003, and 2002 are presented below: (in thousands)

	2004	2003	2002
Deferred tax assets:
Provision for possible loan losses	$3,355	$3,495	$3,610
Post-retirement benefits	961	930	915
Deferred compensation	1,742	1,676	1,603
Other	571	574	820

Total deferred tax assets before valuation allowance	6,629	6,675	6,948
Valuation allowance	—	—	—

Total deferred tax assets net of valuation allowance	6,629	6,675	6,948

Deferred tax liabilities:
Pension	1,522	1,526	1,604
Securities available for sale	1,022	3,151	5,827
Other	728	164	—

Total deferred tax liabilities	3,272	4,841	7,431

Net deferred tax asset (liability)	$3,357	$1,834	$(483)

Note 9 — Employee Benefits

(A) Retirement Plan — Suffolk has a noncontributory defined benefit pension plan available to all full-time employees who are at least 21 years old and have completed at least one year of employment. The plan is governed by the rules and regulations in the Prototype Plan of the New York Bankers Association Retirement System and the Retirement System Adoption Agreement executed by the Bank. For purposes of investment, the plan contributions are pooled with those of other participants in the system.

The following tables set forth the status of Suffolk Bancorp’s combined plan as of September 30, 2004 and September 30, 2003, the time at which the annual valuation of the plan is made.

The following table sets forth the plan’s change in benefit obligation:

	2004	2003
Benefit obligation at start of year	$19,811,876	$16,716,664
Service cost	1,128,438	969,625
Interest cost	1,163,160	1,105,458
Actuarial loss	155,599	1,776,534
Benefits paid	(989,641)	(756,405)

Benefit obligation at end of year	$21,269,432	$19,811,876

The following table sets forth the plan’s change in plan assets:

	2004	2003
Fair value of plan assets at start of year	$17,716,506	$14,934,761
Actual return on plan assets	1,918,346	2,659,246
Employer contribution	1,064,363	878,904
Benefits paid	(989,641)	(756,405)

Fair value of plan assets at end of year	$19,709,574	$17,716,506

Suffolk will be required to make an annual minimum contribution of $1,207,091 by June 15, 2005 for the plan year ending September 30, 2004 and $1,430,806 by June 15, 2006 for the plan year ending September 30, 2005.

The following table summarizes the funded status of the plan:

	2004	2003
Funded status	$(1,559,858)	$(2,095,370)
Unrecognized net transition liability	(10,400)	(64,388)
Unrecognized prior service cost	(32,599)	(36,578)
Unrecognized net loss	5,247,142	5,843,504

Prepaid cost	$3,644,285	$3,647,168

The following table summarizes the net periodic pension cost:

	2004	2003	2002
Service cost	$1,194,639	$1,128,438	$969,625
Interest cost on projected benefit obligations	1,250,591	1,163,160	1,105,458
Expected return on plan assets	(1,571,239)	(1,408,445)	(1,262,701)
Net amortization & deferral	180,768	184,093	195,855

Net periodic pension cost	$1,054,759	$1,067,246	$1,008,237

Weighted-average discount rate	6.00%	6.75%	6.75%
Rate of increase in future compensation	3.00%	3.00%	4.00%
Expected long-term rate of return on assets	8.00%	8.00%	8.50%

Plan Assets

Suffolk’s pension plan weighted-average asset allocations at September 30, 2004 and 2003, by asset category are as follows:

	at September 30,
Asset category	2004	2003
Equity Securities	64.70%	59.70%
Debt Securities	34.90%	34.50%
Other	0.40%	5.80%

Total	100%	100%

Investment Policies

The New York State Bankers Retirement System (the “System”) was established in 1938 to provide for the payment of benefits to employees of participating banks. The System is overseen by a Board of Trustees who meet quarterly and set the investment policy guidelines.

The System utilizes two investment management firms (which will be referred to as Firm I and Firm II), each investing approximately 50 percent of the total portfolio. The System’s investment objective is to exceed the investment benchmarks in each asset category. Each firm operates under a separate written investment policy approved by the Trustees and designed to achieve an allocation approximating 60 percent invested in equity securities and 40 percent invested in debt securities.

Each Firm shall report at least quarterly to the Investment Committee and semiannually to the Board.

Equity Securities

The target allocation percentage for equity securities is 60 percent but may vary from 50-70 percent at the investment manager’s discretion.

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

Debt Securities

For both investment portfolios, the target allocation percentage for debt securities is 40 percent but may vary from 30-50 percent at the investment manager’s discretion.

The Fixed Income Portfolio managed by Firm I operates with guidelines relating to types of debt securities, quality ratings, maturities, and maximum single and sector allocations.

The portfolio may trade foreign currencies in both spot and forward markets to effect securities transactions and to hedge underlying asset positions. The purchase and sale of futures and options on futures on foreign currencies and on foreign and domestic bonds, bond indices, and short-term securities is permitted; however, purchases may not be used to leverage the portfolio. Currency transactions may be used only to hedge 0-100 percent of currency exposure of foreign securities.

The Fixed Income portfolio managed by Firm II is in a commingled Fixed Income Fund. This style of fixed income management focuses of high-quality securities drawn from various market sectors, including U.S. Treasuries and government-sponsored agencies, sovereigns, supranationals, residential mortgage-backed securities (MBS), corporates, commercial mortgage-backed securities (CMBS), asset-backed securities (ABS), and municipals as set forth in its guidelines and the System’s investment policy.

Expected Long-Term Rate of Return

The expected long-term rate of return on plan assets reflects long-term earnings expectations on existing plan assets and those contributions expected to be received during the current plan year. In estimating that rate, appropriate consideration was given to historical returns earned by plan assets in the fund and the rates of return expected to be available for reinvestment. Average rates of return over the past one, three, five, and 10-year periods were determined and subsequently adjusted to reflect current capital market assumptions and changes in investment allocations.

(B) Director’s Retirement Income Agreement of the Bank of the Hamptons — On April 11, 1994, Suffolk acquired Hamptons Bancshares, Inc., which had a director’s deferred compensation plan. The liability for this plan was approximately $283,000 and $324,000 on December 31, 2004 and 2003. Interest (approximately $22,000 in 2004 and $25,000 in 2003) is accrued over the term of the plan. In 2004, the Bank paid approximately $63,000 to participants.

(C) Deferred Compensation Plan — During 1986, the Board approved a deferred compensation plan. Under the plan, certain employees and Directors of Suffolk elected to defer compensation aggregating approximately $177,000 in exchange for stated future payments to be made at specified dates. The rate of return on the initial deferral was guaranteed. For purposes of financial reporting, interest (approximately $239,000 in 2004, $135,000 in 2003, and $279,000 in 2002) at the plan’s contractual rate is being accrued on the deferral amounts over the expected plan term. During 2004, Suffolk made payments of approximately $155,000 to participants of the plan. Suffolk has purchased life insurance policies on the plan’s participants based upon reasonable actuarial benefit and other financial assumptions where the present value of the projected cash flows from the insurance proceeds approximates the present value of the projected cost of the employee benefit. Suffolk is the named beneficiary on the policies. Net insurance income (expense) related to the policies aggregated approximately $57,000, $47,000, and ($56,000), in 2004, 2003, and 2002, respectively.

(D) Post-Retirement Benefits Other Than Pension —The following table sets forth the post-retirement benefit liability included in other liabilities in the accompanying consolidated statements of condition as of December 31, 2004 and 2003:

	2004	2003
Accumulated post-retirement benefit obligation (the “APBO”):
Retirees	$(664,854)	$(714,233)
Fully eligible active plan participants	(579,988)	(584,706)
Other active participants	(212,951)	(220,904)

Total APBO	$(1,457,793)	$(1,519,843)
Unrecognized net gain	(798,785)	(672,302)
Unrecognized past service cost	(13,218)	—
Unrecognized transition obligation	6,466	7,374

Post-retirement benefit liability	$(2,263,330)	$(2,184,771)

Net periodic post-retirement benefit cost (the “net periodic cost”) for the years ended December 31, 2004, 2003, and 2002 includes the following components:

	2004	2003	2002
Service cost of benefits earned	$39,480	$34,284	$27,950
Interest cost on liability	81,445	81,807	74,954
Unrecognized (gain) loss	(38,047)	(44,950)	(52,129)

Net periodic cost	$82,878	$71,141	$50,775

Benefit assumptions are based on sponsor contributions of $0.27 per participant per month per $1,000 of life insurance. The retiree is responsible for the premiums, less sponsor contributions. The Bank no longer contributes towards a retiree health plan.

(E) Deferred Bonus Plans — During 1999, the Board approved a non-qualified deferred compensation plan. Under this plan, certain employees and Directors of Suffolk may elect to defer some or all of their compensation in exchange for a future payment of the compensation deferred, with accrued interest, at retirement. During 2004, participants deferred compensation totaling $168,000. No payments have been made to any of the participants.

Note 10 — Commitments and Contingent Liabilities

In the normal course of business, there are various outstanding commitments and contingent liabilities, such as standby letters-of-credit and commitments to extend credit, which are not reflected in the accompanying consolidated financial statements. No material losses are anticipated as a result of these transactions. Suffolk is contingently liable under standby letters-of-credit in the amount of $6,530,000 and $5,719,000 at December 31, 2004 and 2003, respectively. Suffolk has commitments to make or to extend credit in the form of revolving open-end lines secured by one-to-four family residential properties, commercial real estate, construction and land development loans, and lease financing arrangements in the amount of $123,798,000 and $92,300,000, and commercial loans of $32,459,000 and $26,591,000 as of December 31, 2004 and 2003, respectively.

In the opinion of management, based upon legal counsel, liabilities arising from legal proceedings against Suffolk would not have a significant effect on the financial position of Suffolk.

During 2004, Suffolk was required to maintain balances with the Federal Reserve Bank of New York for reserve and clearing requirements. These balances averaged $3,891,000 in 2004.

Total rental expense for the years ended December 31, 2004, 2003, and 2002 amounted to $712,000, $653,000, and $807,000, respectively.

At December 31, 2004, Suffolk was obligated under a number of noncancelable operating leases for land and buildings used for bank purposes. Minimum annual rentals, exclusive of taxes and other charges under noncancelable operating leases, are summarized as follows: (in thousands)

Minimum Rentals
2005	$930
2006	967
2007	935
2008	822
2009 and thereafter	6,594

Note 11 — Regulatory Capital

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital requirements that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weighting, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2004, that the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 2004, the most recent notification from the Comptroller of the Currency categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. Management believes that since that notification no circumstances have changed the institution’s category.

The Bank’s actual capital amounts and ratios are also presented in the following table: (dollars in thousands)

	Actual capital ratios		Minimum for capital adequacy		Minimum to be “Well Capitalized” under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2004

Total Capital (to risk-weighted assets)	$112,361	12.03%	$74,745	8.00%	$93,432	10.00%
Tier 1 Capital (to risk-weighted assets)	104,151	11.15%	37,373	4.00%	56,059	6.00%
Tier 1 Capital (to average assets)	104,151	7.65%	54,452	4.00%	68,065	5.00%

As of December 31, 2003

Total Capital (to risk-weighted assets)	$108,374	11.68%	$74,242	8.00%	$92,802	10.00%
Tier 1 Capital (to risk-weighted assets)	99,822	10.76%	37,121	4.00%	55,681	6.00%
Tier 1 Capital (to average assets)	99,822	7.70%	51,869	4.00%	64,836	5.00%

Note 12 — Credit Concentrations

Suffolk’s principal investments are loans and a portfolio of short- and medium-term debt of the United States Treasury, states and other political subdivisions, U.S. government agencies, corporations, and mortgage-backed securities and collateralized mortgage obligations.

Consumer loans, net of unearned discounts, comprised 19.7 percent of Suffolk’s loan portfolio and 12.0 percent of assets. A majority are indirect dealer-generated loans secured by automobiles. Most of these loans are made to residents of Suffolk’s primary lending area. Each loan is small in amount. Borrowers represent a cross-section of the population and are employed in a variety of industries. The risk presented by any one loan is correspondingly small, and therefore, the risk that this portion of the portfolio presents to Suffolk depends on the financial stability of the population as a whole, not any one entity or industry. Loans secured by real estate comprise 61.0 percent of the portfolio and 37.3 percent of assets, 31.8 percent of which are for commercial real estate. Commercial real estate loans present greater risk than residential mortgages. Suffolk has attempted to minimize the risks of these loans by considering several factors, including the creditworthiness of the borrower, location, condition, value, and the business prospects for the security property. Commercial, financial, and agricultural loans, unsecured or secured by collateral other than real estate, comprise 19.2 percent of the loan portfolio and 11.7 percent of assets. These loans present significantly greater risk than other types of loans. Average credits are greater in size than consumer loans, and unsecured loans may be more difficult to collect. Suffolk obtains, whenever possible, both the personal guarantees of the principal(s) and cross-guarantees among the principals’ business enterprises. U.S. Treasury securities represented 2.2 percent of the investment portfolio and 0.7 percent of assets. U.S. government agency debt securities represented 28.7 percent of the investment portfolio and 9.4 percent of assets. These offer little or no financial risk. Collateralized mortgage obligations represented 58.3 percent of the investment portfolio and 19.1 percent of assets. Mortgage-backed securities represented 1.0 percent of the investment portfolio and 0.3 percent of assets. Municipal obligations constitute 9.3 percent of the investment portfolio and 3.1 percent of assets. These obligations present slightly greater risk than U.S. Treasury securities, or those secured by the U.S. government, but significantly less risk than loans because they are backed by the full faith and taxing power of the issuer, each of which is located in the state of New York. Suffolk usually holds these securities to maturity.

Note 13 — Fair Value of Financial Instruments

The following table presents the carrying amounts and fair values of Suffolk’s financial instruments. SFAS No. 107, “Disclosures About Fair Value of Financial Instruments,” defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation: (in thousands)

	2004		2003
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash & cash equivalents	$40,053	$40,053	$56,353	$56,353
Investment securities available for sale	427,678	427,678	376,189	376,189
Investment securities held to maturity	14,461	15,151	14,641	15,365
Loans, net	825,430	827,046	839,061	853,238
Accrued interest receivable	5,804	5,804	5,869	5,869
Deposits	1,197,592	1,196,390	1,187,396	1,193,439
Accrued interest payable	721	721	800	800

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

The fair value of performing loans was calculated by discounting scheduled cash flows through the estimated maturity using estimated market discount rates that reflect the credit and interest rate risk of the loan. Estimated maturity is based on the Bank’s history of repayments for each type of loan and an estimate of the effect of the current economy.

Fair value for significant non-performing loans is based on recent external appraisals of collateral, if any. If appraisals are not available, estimated cash flows are discounted using a rate commensurate with the associated risk. Assumptions regarding credit risk, cash flows, and discount rates are made using available market information and specific borrower information.

The carrying amount and fair value of loans were as follows at December 31, 2004 and 2003: (in thousands)

	2004		2003
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Commercial, financial & agricultural	$158,205	$158,470	$171,616	$172,407
Commercial real estate	262,262	260,461	232,119	238,032
Real estate construction loans	50,455	50,462	30,461	30,495
Residential mortgages (1st & 2nd liens)	114,969	118,183	113,979	116,614
Home equity loans	75,486	75,339	60,397	60,397
Consumer loans	162,206	162,284	229,711	234,515
Other loans	1,847	1,847	778	778

Totals	$825,430	$827,046	$839,061	$853,238

Investment Securities

The fair value of the investment portfolio, including mortgage-backed securities, was based on quoted market prices or market prices of similar instruments.

Deposit Liabilities

The fair value of certificates of deposit less than $100,000 was calculated by discounting cash flows with applicable origination rates. At December 31, 2004, the fair value of certificates of deposit less than $100,000 totaling $186,689,000 had a carrying value of $187,783,000. At December 31, 2004, the fair value of certificates of deposit more than $100,000 totaling $22,629,000 had a carrying value of $22,737,000.

Commitments to Extend Credit, Standby Letters-of-Credit, and Written Financial Guarantees

The fair value of commitments to extend credit was estimated by either discounting cash flows or using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the current creditworthiness of the counterparties.

Credit in the form of revolving open-end lines secured by one- to four-family residential properties, commercial real estate, construction and land development loans, and lease financing arrangements were $123,798,000 and $92,300,000 as of December 31, 2004 and 2003, respectively.

The estimated fair value of written financial guarantees and letters-of-credit is based on fees currently charged for similar agreements. The contractual amounts of these commitments were $38,990,000 and $32,310,000 at December 31, 2004 and 2003. The fees charged for the commitments were not material in amount.

Note 14 — Selected Quarterly Financial Data (Unaudited)

The comparative results for the four quarters of 2004 and 2003 are as follows: (in thousands of dollars except for share and per-share data)

	2004				2003
	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.
Interest income	$16,847	$16,879	$17,084	$17,174	$18,687	$17,829	$17,180	$17,299
Interest expense	1,885	1,815	1,843	1,836	2,949	2,659	2,225	1,968

Net interest income	14,962	15,064	15,241	15,338	15,738	15,170	14,955	15,331
Provision for loan losses	225	1,298	225	225	270	270	180	212

Net interest income after provision for loan losses	14,737	13,766	15,016	15,113	15,468	14,900	14,775	15,119
Other income	2,452	3,774	2,614	3,454	2,517	2,748	3,141	2,904
Other expense	9,119	9,191	8,990	9,321	9,134	9,133	9,016	8,907
Provision for income taxes	3,206	3,316	3,433	3,475	3,512	3,384	3,533	3,617

Net income	$4,864	$5,033	$5,207	$5,771	$5,339	$5,131	$5,367	$5,499

Basic per-share data:
Net income	$0.45	$0.46	$0.48	$0.53	$0.47	$0.46	$0.49	$0.50
Cash dividends	$0.19	$0.19	$0.19	$0.19	$0.19	$0.19	$0.19	$0.19
Average shares	10,928,342	10,887,087	10,867,334	10,847,098	11,311,275	11,043,670	10,967,478	10,948,579

Note 15 — Suffolk Bancorp (Parent Company Only) Condensed Financial Statements (in thousands)

Condensed Statements of Condition as of December 31,	2004	2003	2002
Assets
Due From Banks	$2,074	$2,083	$1,973
Investment in Subsidiaries:
SCNB	106,436	100,636	109,370
Other Assets	430	285	386

Total Assets	$108,940	$103,004	$111,729

Liabilities and Stockholders’ Equity
Dividends Payable	$2,061	$2,080	$1,956
Other Liabilities	667	754	980
Stockholders’ Equity	106,212	100,170	108,793

Total Liabilities and Stockholders’ Equity	$108,940	$103,004	$111,729

Condensed Statements of Income for the Years Ended December 31,	2004	2003	2002
Income
Net Security Gains	$—	$—	$—
Other Income	—	—	2
Dividends From Subsidiary Bank	12,215	26,258	16,706

	12,215	26,258	16,708
Expense
Other Expense	203	40	394

Income Before Equity in Undistributed Net Income of Subsidiaries	12,012	26,218	16,314
Equity in Undistributed Earnings of Subsidiaries	8,863	(4,882)	4,955

Net Income	$20,875	$21,336	$21,269

Condensed Statements of Cash Flows for the Years Ended December 31,	2004	2003	2002
Cash Flows From Operating Activities
Net Income	$20,875	$21,336	$21,269
Less: Equity in Undistributed Earnings of Subsidiaries	(8,863)	4,882	(4,955)
Other, Net	(231)	(124)	198

Net Cash Provided by Operating Activities	11,781	26,094	16,512

Cash Flows From Investing Activities
Maturities of Investment Securities; Available for Sale	—	—	—

Net Cash Provided by Investing Activities	—	—	—

Cash Flows From Financing Activities
Stock Appreciation Rights Exercised	70	—	—
Repurchase of Common Stock	(3,574)	(17,718)	(8,917)
Dividends Paid	(8,286)	(8,266)	(7,380)

Net Cash Used in Financing Activities	(11,790)	(25,984)	(16,297)

Net Increase in Cash and Cash Equivalents	(9)	110	215
Cash and Cash Equivalents, Beginning of Year	2,083	1,973	1,758

Cash and Cash Equivalents, End of Year	$2,074	$2,083	$1,973

Note: No income tax provision has been recorded on the books of Suffolk Bancorp since it files a return consolidated with its subsidiaries.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and

Shareholders of Suffolk Bancorp

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Suffolk Bancorp and its subsidiary maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Suffolk Bancorp’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Suffolk Bancorp maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also in our opinion, Suffolk Bancorp maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Suffolk Bancorp as of December 31, 2004 and 2003, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004 and our report dated March 8, 2005 expressed an unqualified opinion on those financial statements.

Philadelphia, Pennsylvania	GRANT THORNTON, LLP
March 8, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and

Shareholders of Suffolk Bancorp

We have audited the accompanying consolidated balance sheets of Suffolk Bancorp and its subsidiary as of December 31, 2004 and 2003, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2004. We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Suffolk Bancorp’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 8, 2005 expressed unqualified opinion on management’s assessment of the effectiveness of internal control over financial reporting and an unqualified opinion on the effectiveness of internal control over financial reporting. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Suffolk Bancorp as of December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

Philadelphia, Pennsylvania
March 8, 2005

REPORT OF MANAGEMENT

Board of Directors and

Shareholders of Suffolk Bancorp

The management of Suffolk Bancorp is responsible for the preparation and integrity of the consolidated financial statements and all other information in this annual report, whether audited or unaudited. The financial statements have been prepared in accordance with generally accepted accounting principles and, where necessary, are based on management’s best estimates and judgment. The financial information contained elsewhere in this annual report is consistent with that in the consolidated financial statements.

Suffolk Bancorp’s independent registered public accounting firm has been engaged to perform an audit of the consolidated financial statements in accordance with auditing standards of the Public Company Accounting Oversight Board (United States), and the firm’s report expresses their opinion as to the fair presentation of the consolidated financial statements and conformity with generally accepted accounting principles.

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

Thomas S. Kohlmann
President & Chief Executive Officer

J. Gordon Huszagh
Executive Vice President & Chief Financial Officer

Riverhead, New York

March 8, 2005

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OF

15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004	Commission File Number 0-13580

SUFFOLK BANCORP

(Exact name of registrant as specified in its charter)

New York	11-2708279
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

4 West Second Street, Riverhead, New York 11901

(Address of principal executive offices)

Registrant’s telephone number, including area code: (631) 727-5667

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

Class of Common Stock	Number of Shares Outstanding as of March 4, 2005

$2.50 Par Value	10,726,237

The aggregate market value of the Registrant’s Common Stock (based on the most recent sale at $33.65 on January 13, 2005) held by non-affiliates was approximately $354,340,238.

PART I

DOCUMENT INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for its Annual Meeting of Shareholders to be held April 12, 2005, filed on March 11, 2005. (Part III)

ITEM 1. Business

Suffolk Bancorp (“Suffolk”)

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

Suffolk’s chief competition includes local banks with main or branch offices in the service area of Suffolk County National Bank, including North Fork Bank and Bridgehampton National Bank. Additionally, New York City money center banks and regional banks provide competition. These banks include primarily the Bank of New York, Citibank, Bank of America, and J.P. Morgan Chase.

Suffolk and its subsidiaries had 341 full-time and 65 part-time employees on December 31, 2004.

Suffolk County National Bank (“Bank”)

The Suffolk County National Bank of Riverhead was organized under the National Banking laws of the United States of America on January 6, 1890. The Bank is a member of the Federal Reserve System, and its deposits are insured by the Federal Deposit Insurance Corporation to the extent provided by law.

Directed by members of the communities it serves, the Bank’s main service area includes the towns of Babylon, Brookhaven, East Hampton, Islip, Riverhead, Smithtown, Southampton, and Southold. The main office of the Bank is situated at 6 West Second Street, Riverhead, New York. Its branch offices are located at Bohemia, Center Moriches, Cutchogue, East Hampton, Hampton Bays, Hauppauge, Manorville, Mattituck, Medford, Miller Place, Montauk, Port Jefferson, Riverhead, Sag Harbor, Sayville, Shoreham, Smithtown, Southampton, Wading River, Water Mill, West Babylon, and Westhampton Beach, New York.

The Bank is a full-service bank serving the needs of the local residents of Suffolk County. Most of the Bank’s business is devoted to serving those residing in the immediate area of the Bank’s main and branch offices. Among the services offered by the Bank are checking accounts, savings accounts, time and savings certificates, money market accounts, negotiable-order-of-withdrawal accounts, holiday club accounts, and individual retirement accounts; secured and unsecured loans, including commercial loans to individuals, partnerships, and corporations, agricultural loans to farmers, installment loans to finance small businesses, mobile home loans, automobile loans; home equity and real estate mortgage loans; safe deposit boxes; trust and estate services; the sale of mutual funds and annuities; and the maintenance of a master pension plan for self-employed individuals’ participation. The business of the Bank is only mildly seasonal.

AVAILABLE INFORMATION

Suffolk files Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statements on Form 14(a), and any amendments to those reports, with the United States Securities and Exchange Commission (“SEC”). The public may read and copy any of these materials at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, D.C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330 (1-800-732-0330). The SEC also maintains an Internet site (http:// www.sec.gov) that contains reports, proxy, and information statements, and other information regarding issuers, including Suffolk, that file electronically with the SEC. Suffolk also makes these reports available free of charge through its Internet website (http:// www.suffolkbancorp.com) as soon as practicably possible after Suffolk files these reports electronically with the SEC.

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

Suffolk is a bank holding company registered under the Bank Holding Company Act (“BHC” Act) and is subject to supervision and regulation by the Federal Reserve Board. Federal laws subject bank holding companies to particular restrictions on the types of activities in which they may engage, and to a range of supervisory requirements and activities, including regulatory enforcement actions for violation of laws and policies.

Activities “Closely Related” to Banking

The BHC Act prohibits a bank holding company, with certain limited exceptions, from acquiring direct or indirect ownership or control of any voting shares of any company that is not a bank or from engaging in any activities other than those of banking, managing or controlling banks and certain other subsidiaries, or furnishing services to or performing services for its subsidiaries. One principal exception to these prohibitions allows the acquisition of interests in companies whose activities are found by the Federal Reserve Board, by order or regulation, to be closely related to banking, or managing or controlling banks. If a bank holding company has become a “financial holding company” (an “FHC”), it may engage in activities that are jointly determined by the Federal Reserve Board and the Treasury Department to be “financial in nature or incidental to such financial activity.” FHCs may also engage in activities that are determined by the Federal Reserve to be “complementary to financial activities.” See “Gramm-Leach-Bliley Act” for a brief summary of the statutory provisions relating to FHCs.

Safe and Sound Banking Practices

Bank holding companies are not permitted to engage in unsafe and unsound banking practices. The Federal Reserve Board may order a bank holding company to terminate an activity or control of a nonbank subsidiary if such activity or control constitutes a significant risk to the financial safety, soundness, or stability of a subsidiary bank and is inconsistent with sound banking principles. Regulation Y also requires a holding company to give the Federal Reserve Board prior notice of any redemption or repurchase of its own equity securities, if the consideration to be paid, together with the consideration paid for any repurchases or redemptions in the preceding year, is equal to 10 percent or more of the company’s consolidated net worth.

The Federal Reserve Board has broad authority to prohibit activities of bank holding companies and their non-banking subsidiaries which represent unsafe and unsound banking practices or which constitute violations of laws or regulations. Notably, the Financial Institutions Reform, Recovery and Enforcement Act of 1989 (“FIRREA”) provides that the Federal Reserve Board can assess civil money penalties for such practices or violations, which can be as high as $1 million per day. FIRREA contains expansive provisions regarding the scope of individuals and entities against which such penalties may be assessed.

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

Imposition of Liability for Undercapitalized Subsidiaries

The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) required each federal banking agency to revise its risk-based capital standards to ensure that those standards take adequate account of interest rate risk, concentration of credit risk, and the risks of nontraditional activities, as well as reflect the actual performance and expected risk of loss on multifamily mortgages. In accordance with the law, each federal banking agency has specified, by regulation, the levels at which an insured institution would be considered “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized.” Under these regulations, as of December 31, 2004, the Bank would be deemed to be “well capitalized.”

FDICIA requires bank regulators to take “prompt corrective action” to resolve problems associated with insured depository institutions. In the event an institution becomes “undercapitalized,” it must submit a capital restoration plan. If an institution becomes “significantly undercapitalized” or “critically undercapitalized,” additional and significant limitations are placed on the institution. The capital restoration plan of an undercapitalized institution will not be accepted by the regulators unless each company “having control of” the undercapitalized institution “guarantees” the subsidiary’s compliance with the capital restoration plan until it becomes “adequately capitalized.” Suffolk has control of the Bank for purpose of this statute.

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

Banks may also merge with branches of banks in other states without merging with the banks themselves, or may establish de novo branches in other states if the laws of the other states expressly permit such mergers or such interstate denovo branching.

Banking Regulation

The Bank is a national bank, which is subject to regulation and supervision primarily by the Office of the Comptroller of the Currency (the “OCC”) and secondarily by the Federal Reserve Board and the FDIC. The Bank is subject to the requirements and restrictions under federal law, including requirements to maintain reserves against deposits, restrictions on the types and amounts of loans that may be granted and the interest that may be charged thereon, and limitations on the types of investments that may be made and the types of services that may be offered. Various consumer laws and regulations also affect the operations of the Bank.

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

Standards for Safety and Soundness

As part of the FDICIA’s efforts to promote the safety and soundness of depository institutions and their holding companies, appropriate federal banking regulators are required to have in place regulations specifying operational and management standards (addressing internal controls, loan documentation, credit underwriting, and interest rate risk), asset quality, and earnings. In addition, the Federal Reserve Board, the OCC, and FDIC have extensive authority to police unsafe or unsound practices and violations of applicable laws and regulations by depository institutions and their holding companies. For example, the FDIC may terminate the deposit insurance of any institution that it determines has engaged in an unsafe or unsound practice. The agencies can also assess civil money penalties of up to $1 million per day, issue cease-and-desist or removal orders, seek injunctions, and publicly disclose such actions.

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

No prior regulatory approval is required for an FHC to acquire a company, other than a bank or savings association, engaged in activities permitted under the Gramm-Leach-Bliley Act. Activities specified in the Gramm-Leach-Bliley Act as being “financial in nature” include securities underwriting and dealing, and insurance underwriting and agency activities. Activities that the Federal Reserve Board has determined to be closely related to banking are also deemed to be financial in nature.

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

Governmental Monetary Policies and Economic Conditions

The principal sources of funds essential to the business of banks and bank holding companies are deposits, stockholders’ equity, and borrowed funds. The availability of these various sources of funds and other potential sources, such as preferred stock or commercial paper, and the extent to which they are utilized, depends on many factors, the most important of which are the Federal Reserve Board’s monetary policies and the relative costs of different types of funds. An important function of the Federal Reserve Board is to regulate the national supply of bank credit in order to combat recession and curb inflationary pressure. Among the instruments of monetary policy used by the Federal Reserve Board to implement these objectives are open market operations in United States government securities, changes in the discount rate on bank borrowings, and changes in reserve requirements against bank deposits. The monetary policies of the Federal Reserve Board have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future. In view of the recent changes in regulations affecting commercial banks and other actions and proposed actions by the federal government and its monetary and fiscal authorities, including proposed changes in the structure of banking in the United States, no prediction can be made as to future changes in interest rates, availability of credit, deposit balances, or the overall performance of banks generally or of Suffolk and its subsidiaries in particular.

STATISTICAL DISCLOSURE

ITEM 2. Properties

Registrant

Suffolk as such has no physical properties. Office facilities of Suffolk are located at 4 West Second Street, Riverhead, New York.

Bank

The Bank’s main office campus, with three buildings, is located at 6 West Second Street, Riverhead, New York, title to which is held by the Town of Riverhead, New York Industrial Development Agency for reasons of tax abatement, but to which the Bank has all other rights of ownership. The Bank also owns a total of 12 properties with 12 buildings in fee, and holds 16 buildings under lease agreements. The decision was made to consolidate a number of offices housing central operations in the new campus facility on property already owned by the Bank in Riverhead, New York, in the interest of operational efficiency. Capitalized costs through December 31, 2004 totaled $9,613,000. Depreciation commenced during the first quarter of 2003. Management anticipates that costs will exceed recent run rates in the first years after construction. Otherwise, management believes that the physical facilities are suitable and adequate and at present are being fully utilized. Suffolk, however, evaluates future needs continuously and anticipates other changes in its facilities during the next several years.

ITEM 3. Legal Proceedings

There are no material legal proceedings, individually or in the aggregate, to which Suffolk or its subsidiaries are a party or of which any of the property is subject.

ITEM 4. Submission of Matters to a Vote of Security Holders

None.

PART II

ITEM 5. Market for Registrant’s Common Equity and Related Stockholder Matters

Pages 4 and 19 of this Annual Report to Shareholders for the fiscal year ended December 31, 2004.

At January 31, 2005, there were approximately 1,675 equity holders of record and approximately 1,702 beneficial shareholders of the Company’s common stock.

ITEM 6. Selected Quarterly Financial Data

Page 33 of this Annual Report to Shareholders for the fiscal year ended December 31, 2004.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Pages 5 - 17 of this Annual Report to Shareholders for the fiscal year ended December 31, 2004.

ITEM 7a. Quantitative and Qualitative Disclosure about Market Risk

Page 13 of this Annual Report to Shareholders for the fiscal year ended December 31, 2004.

ITEM 8. Financial Statements and Supplementary Data

Pages 18 - 34 of this Annual Report to Shareholders for the fiscal year ended December 31, 2004.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9a. Controls and Procedures

Suffolk’s Chief Executive Officer and Chief Financial Officer (collectively, the “Certifying Officers”) are responsible for establishing and maintaining disclosure controls and procedures for Suffolk. Based upon their evaluation of these controls and procedures as of a date within 90 days of the filing of this report, the Certifying Officers have concluded that Suffolk’s disclosure controls and procedures are effective to ensure that information required to be disclosed by Suffolk in this report is accumulated and communicated to Suffolk’s management, including its principal executive officers as appropriate, to allow timely decisions regarding required disclosure.

The Certifying Officers also have indicated that there were no significant changes in Suffolk’s internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation, and there were no corrective actions with regard to significant deficiencies and material weaknesses. Their report can be found on page 17.

PART III

ITEM 10. Directors and Executive Officers of the Registrant

Pages 2 - 6 of Registrant’s Proxy Statement for its Annual Meeting of Shareholders to be held on April 12, 2005 is incorporated herein by reference.

Executive Officers

NAME	AGE	POSITION				BUSINESS EXPERIENCE
Thomas S. Kohlmann	58	President and Chief Executive Officer and Vice Chairman	Oct-99	-	Present	President, CEO, and Director, Suffolk Bancorp
			Oct-99	-	Present	President, CEO, and Director, SCNB
			Jan-98	-	Oct-99	EVP, Suffolk Bancorp
			Jan-96	-	Oct-99	EVP and Chief Lending Officer
			Feb-92	-	Dec-95	SVP, SCNB
			1980	-	Feb-92	Marine Midland Bank
Employed by SCNB since February 1992.

J. Gordon Huszagh	51	Executive Vice President and	Jan-99	-	Present	EVP and CFO, Suffolk Bancorp
		Chief Financial Officer	Jan-99	-	Present	EVP and CFO, SCNB
			Jan-97	-	Jan-99	SVP and CFO, SCNB
			Dec-92	-	Dec-96	SVP & Comptroller, SCNB
			Dec-88	-	Dec-92	VP & Comptroller, SCNB
			Dec-86	-	Dec-88	VP, SCNB
			Jan-83	-	Dec-86	Auditor, SCNB
			1975	-	1982	Eastern Federal Savings and Loan
Employed by SCNB since January 1983.

Robert C. Dick	55	Executive Vice President and	Apr-00	-	Present	EVP, Suffolk Bancorp
		Chief Lending Officer	Apr-00	-	Present	EVP and Chief Lending Officer, SCNB
			Oct-99	-	Apr-00	SVP and Chief Lending Officer, SCNB
			Dec-88	-	Oct-99	SVP, Commercial Loans, SCNB
			Dec-82	-	Apr-88	VP, Commercial Loans, SCNB
			1965	-	1980	Security National Bank/Chemical Bank
Employed by SCNB since January 1980.

Frank D. Filipo	53	Executive Vice President,	Mar-03	-	Present	EVP, Suffolk Bancorp
		Retail Banking	Mar-03	-	Present	EVP, Retail Banking, SCNB
			Sep-01	-	Mar-03	SVP, Retail Banking, SCNB
			Sep-96	-	Sep-01	Regional Administrator, North Fork Bank
			Apr-94	-	Sep-96	SVP, Commercial Loans, SCNB
			Jul-84	-	Apr-94	EVP, Senior Lending Officer, Bank of the Hamptons, N.A.
			1982	-	Jul-84	VP Commercial Loans, Continental Bank
Employed by SCNB from April 1994 to September 1996 and since September 2001

Augustus C. Weaver	62	Executive Vice President and	Jan-98	-	Present	EVP, Suffolk Bancorp
		Chief Information Officer	Jan-96	-	Present	EVP and Chief Information Officer, SCNB
			Feb-87	-	Dec-95	President, Island Computer Corporation of New York, Inc.
			Feb-86	-	Feb-87	Director of Data Processing and Corporate Planning, Southland Frozen Food Corporation
			Feb-62	-	Feb-86	VP & Director of Operations, Long Island Savings Bank
Employed by SCNB since January 1996.

ITEM 11. Executive Compensation

Pages 5-10 of Registrant’s Proxy Statement for its Annual Meeting of Shareholders to be held on April 12, 2005 is incorporated herein by reference.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management

Pages 2, 8, 9, and 10 of Registrant’s Proxy Statement for its Annual Meeting of Shareholders to be held on April 12, 2005 is incorporated herein by reference.

ITEM 13. Certain Relationships and Related Transactions

Page 10 of Registrant’s Proxy Statement for its Annual Meeting of Shareholders to be held on April 12, 2005 is incorporated herein by reference.

ITEM 14. Principal Accountant Fees and Services

The following table presents the fees billed for each of the last two fiscal years by Suffolk’s principal accountant by category:

	2004	2003
Audit fees	$196,152	$189,891
Audit-related fees	99,750	—
Tax fees	23,701	23,701
All other fees	—	—

	$319,603	$213,592

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

PART IV

ITEM 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

The following consolidated financial statements of the Registrant and Subsidiaries, and the accountant’s report thereon, are included on pages 18 through 34 inclusive.

Financial Statements (Consolidated)

Statements of Condition — December 31, 2004 and 2003

Statements of Income — For the years ended December 31, 2004, 2003, and 2002

Statements of Changes in Stockholders’ Equity — For the years ended December 31, 2004, 2003, and 2002

Statements of Cash Flows — For the years ended December 31, 2004, 2003, and 2002

Notes to Consolidated Financial Statements

EXHIBITS

The following exhibits, which supplement this report, have been filed with the Securities and Exchange Commission. Suffolk Bancorp will furnish a copy of any or all of the following exhibits to any persons sending a request in writing to the Corporate Secretary, Suffolk Bancorp, 4 West Second Street, P.O. Box 9000, Riverhead, New York 11901.

A.	Certificate of Incorporation of Suffolk Bancorp (filed by incorporation by reference to Suffolk Bancorp’s Form 10-K for the fiscal year ended December 31, 1999, filed March 10, 2000)

B.	Bylaws of Suffolk Bancorp (filed by incorporation by reference to Suffolk Bancorp’s Form 10-K for the fiscal year ended December 31, 1999, filed March 10, 2000)

C.	Suffolk Bancorp 1995 Shareholder Rights Plan (filed by incorporation by reference to Suffolk Bancorp’s Form 10-K for the fiscal year ended December 31, 1999, filed March 10, 2000)

D.	Suffolk Bancorp 1999 Stock Option Plan (filed by incorporation by reference to Suffolk Bancorp’s Form 10-K for the fiscal year ended December 31, 1999, filed March 10, 2000)

E.	Suffolk Bancorp Form of Change-of-Control Employment Contract (filed by incorporation by reference to Suffolk Bancorp’s Form 10-K for the fiscal year ended December 31, 1999, filed March 10, 2000)

Reports on Form 8-K

The following reports were filed on Form 8-K during the three-month period ended December 31, 2004:

October 15, 2004, Item 2.02 Results of Operations and Financial Condition. Attached as an exhibit is the Company’s press release titled “Suffolk Bancorp Announces Third Quarter Earnings,” dated October 15, 2004.

November 24, 2004, Item 8.01 Other Events and Required FD Disclosure. Attached as an exhibit is the Company’s press release titled “Suffolk Bancorp Announces Regular Quarterly Dividend,” dated November 24, 2004.

December 28, 2004, Item 8.01 Other Events. On December 23, 2004, the Board of Directors of Suffolk Bancorp (“the Company”), pending a broader evaluation of certain employment agreements with executive officers in view of their upcoming expiration, agreed to extend until March 31, 2005 existing employment agreements with certain key employees which become effective only in the event of a change in control of the Company, and which currently expire on January 1, 2005. Extensions were granted to executive officers Thomas S. Kohlmann, President and Chief Executive Officer; J. Gordon Huszagh, Executive Vice President and Chief Financial Officer; Robert C. Dick, Executive Vice President; Frank D. Filipo, Executive Vice President; and Augustus C. Weaver, Executive Vice President, and certain members of senior management of the Company’s banking subsidiary. All terms of the existing agreements, other than the date of expiration, remain unchanged.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUFFOLK BANCORP
March 11, 2005
(Registrant)

By:	/s/ EDWARD J. MERZ	By:	/s/ BRUCE COLLINS
	Edward J. Merz		Bruce Collins
	Chairman of the Board, Director		Director

By:	/s/ THOMAS S. KOHLMANN	By:	/s/ JAMES E. DANOWSKI
	Thomas S. Kohlmann		James E. Danowski
	President, Chief Executive Officer,		Director
& Vice Chairman, Director
		By:	/s/ JOSEPH A. DEERKOSKI
By:	/s/ J. GORDON HUSZAGH		Joseph A. Deerkoski Director
J. Gordon Huszagh
Executive Vice President
	& Chief Financial Officer	By:	/s/ JOSEPH A. GAVIOLA
Joseph A. Gaviola
Director

		By:	/s/ RALPH M. GIBSON
Ralph M. Gibson
Director

		By:	/s/ EDGAR F. GOODALE
Edgar F. Goodale
Director

		By:	/s/ DAVID A. KANDELL
David A. Kandell
Director

		By:	/s/ TERENCE X. MEYER
Terence X. Meyer
Director

		By:	/s/ SUSAN V. B. O’SHEA
Susan V. B. O’Shea
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

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the Evaluation Date); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: March 11, 2005

/s/ THOMAS S. KOHLMANN
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

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the Evaluation Date); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: March 11, 2005

/s/ J. GORDON HUSZAGH
J. Gordon Huszagh
Executive Vice President & Chief Financial Officer

CERTIFICATION OF PERIODIC REPORT

I, Thomas S. Kohlmann, President & Chief Executive Officer of Suffolk Bancorp (the “Company”), certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that: (1) the Annual Report on Form 10-K of the Company for the year ended December 31, 2004 (the “Report”) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and (2) the information contained in the Report fairly represents, in all material respects, the financial condition and results of operations of the Company.

Dated: March 11, 2005

/s/ Thomas S. Kohlmann
Thomas S. Kohlmann

President & Chief Executive Officer

CERTIFICATION OF PERIODIC REPORT

I, J. Gordon Huszagh, Executive Vice President & Chief Financial Officer of Suffolk Bancorp (the “Company”), certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that: (1) the Annual Report on Form 10-K of the Company for the year ended December 31, 2004 (the “Report”) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and (2) the information contained in the Report fairly represents, in all material respects, the financial condition and results of operations of the Company.

Dated: March 11, 2005

/s/ J. Gordon Huszagh
J. Gordon Huszagh
Executive Vice President & Chief Financial Officer

DIRECTORS

Edward J. Merz

Chairman

Bruce Collins

Retired

James E. Danowski

Partner; Coughlin, Foundotos, Cullen & Danowski

(accounting firm)

Joseph A. Deerkoski

Consultant

(general insurance)

Joseph A. Gaviola

Principal; Gaviola’s Montauk Market

Chris-Nic Properties

(retail, commercial and residential real estate)

Ralph M. Gibson, M.D.

Physician

Edgar F. Goodale

President; Riverhead Building Supply Corp.

(building supply distributor)

David A. Kandell

Managing Partner; Kandell, Farnworth, & Pubins, C.P.A.’s

(accounting firm)

Thomas S. Kohlmann

President & Chief Executive Officer

Terence X. Meyer

Managing Partner; Meyer, Meyer,

Metli & Keneally, Esqs. L.L.P.

(attorneys)

Susan V. B. O’Shea

Managing Partner; L. I. Commercial Industrial Corp.

(commercial real estate)

OFFICERS

Thomas S. Kohlmann

President & Chief Executive Officer

J. Gordon Huszagh

Executive Vice President & Chief Financial Officer

Robert C. Dick

Executive Vice President

Frank D. Filipo

Executive Vice President

Augustus C. Weaver

Executive Vice President

Douglas Ian Shaw

Vice President & Corporate Secretary

DIRECTORS	Joan Brigante	Hampton Bays Office
Edward J. Merz	Vice President	David C. Barczak
Chairman of the Board	Robert T. Ellerkamp	Vice President
Bruce Collins	Vice President
James E. Danowski	Wendy Harris	Hauppauge Office
Joseph A. Deerkoski	Vice President	Lynn S. Burnett
Joseph A. Gaviola	Benjamin Mancuso	Vice President
Ralph M. Gibson	Vice President
Edgar F. Goodale	John J. Reilly	Manorville Office
David A. Kandell	Vice President	Diane De Fabrizio
Thomas S. Kohlmann	Deborah Simonetti	Assistant Vice President
Terence X. Meyer	Vice President
Susan V. B. O’Shea	Frederick J. Weinfurt	Mattituck Office
	Vice President	Janet V. Stewart
EXECUTIVE OFFICERS		Vice President
Thomas S. Kohlmann	RETAIL BANKING
President &	Stanley V. Gelish	Medford Office
Chief Executive Officer	Senior Vice President	Paul E. Vaas
J. Gordon Huszagh	Anita J. Nigrel	Vice President
Executive Vice President &	Senior Vice President
Chief Financial Officer	Susan M. Martinelli	Miller Place Office
Frank D. Filipo	Vice President	Michele Fenning
Executive Vice President		Assistant Vice President
Retail Banking	Bohemia Office
Augustus C. Weaver	Steve E. Horner	Montauk Harbor Office
Executive Vice President &	Vice President	Montauk Village Office
Chief Information Officer		John J. McDonald
Robert C. Dick	Center Moriches Office	Assistant Vice President
Executive Vice President &	Julia Pratt
Chief Lending Officer	Assistant Vice President	Port Jefferson Harbor Office
Port Jefferson Village Office
LOANS	Cutchogue Office	Peter A. Poten
Philip D. Ammirato	Kim Sweeney	Vice President
Senior Vice President	Assistant Vice President
Bruce W. Bradley		Riverhead, Ostrander
Senior Vice President	East Hampton Pantigo Office	Avenue Office
David T. DeVito	Paul D. Hawkins, Jr.	Angela R. Reese
Senior Vice President	Vice President	Assistant Vice President
Lawrence Milius
Senior Vice President	East Hampton Village Office	Riverhead, Second Street Office
Peter M. Almasy	Jill James	Vincent Cangiano
Vice President	Vice President	Vice President

Sag Harbor Office	TRUST & INVESTMENT	DATA PROCESSING
Jane P. Markowski	SERVICES	Mark J. Drozd
Assistant Vice President	Dan A. Cicale	Senior Vice President
Senior Vice President
Sayville Office	& Trust Officer	FACILITIES
Pamela S. Werner		Charles E. Anderson
Assistant Vice President	Trust & Estate Services	Manager
Linda Schwartz
Shoreham Office	Vice President & Trust Officer	HUMAN RESOURCES
Wendy A. Stapon	Warren Palzer	Nancy Jacob
Assistant Vice President	Vice President	Vice President
Lori E. Thompson
Smithtown Office	Vice President	INFORMATION
Susan L. Hughes		SECURITY
Assistant Vice President	Investors’ Marketplace	Joanne Appel
	William C. Araneo	Assistant Vice President
Southampton Office	Vice President
Patricia Bolomey		MARKETING
Vice President	AUDIT	Brenda B. Sujecki
	Maria R. Michaelson	Vice President
Wading River Office	Senior Vice President
John A. Maki		OPERATIONS
Assistant Vice President	COLLECTIONS	Dennis F. Orski
	Christopher R. Martinelli	Senior Vice President
Water Mill Office	Assistant Vice President	Deanna L. Miller
Jan Moran		Vice President
Assistant Vice President	COMPLIANCE
	Jeanne P. Kelley	SECURITY
West Babylon Office	Senior Vice President	Alexander B. Doroski
William K. Miller		Senior Vice President
Vice President	COMPTROLLER
William Cassara
Westhampton Beach Office	Vice President
John McGregor
Assistant Vice President	CORPORATE SERVICES
Douglas Ian Shaw
Vice President &
Corporate Secretary

Directory of Offices and Departments

ON THE WEB AT:	WWW.SCNB.COM	Area Code (631) Telephone FAX
Executive Offices	4 West Second Street, P.O. Box 9000, Riverhead, N.Y. 11901	208-2400	727-2638
Audit	4 West Second Street, P.O. Box 9000, Riverhead, N.Y. 11901	208-2285	727-8236
Bohemia Office	3880 Veterans Memorial Highway, Bohemia, N.Y. 11716	585-4477	585-4809
Business and Professional Banking Center	260 Middle County Road, Smithtown, N.Y. 11787	979-3400	979-3430
Center Moriches Office	502 Main Street, Center Moriches, N.Y. 11934	878-8800	878-4431
Collections	206 Griffing Avenue, Riverhead, N.Y. 11901	208-2370	727-5732
Commercial Loans	4 West Second Street, P.O. Box 9000, Riverhead, N.Y. 11901	208-2201	727-5798
	3880 Veterans Memorial Highway, Bohemia, N.Y. 11716	580-0181	580-0183
	137 West Broadway, Port Jefferson, N.Y. 11777	642-1000	642-0200
	295 North Sea Road, Southampton, N.Y. 11968	287-3104	287-3296
Compliance	4 West Second Street, P.O. Box 9000, Riverhead, N.Y. 11901	208-2292	727-2638
Comptroller	4 West Second Street, P.O. Box 9000, Riverhead, N.Y. 11901	208-2270	369-2230
Consumer Loans	4 West Second Street, P.O. Box 9000, Riverhead, N.Y. 11901	208-2222	727-5521
Corporate Services (Investor Relations)	4 West Second Street, P.O. Box 9000, Riverhead, N.Y. 11901	727-5667	727-3214
Cutchogue Office	31525 Main Road, P.O. Box 702, Cutchogue, N.Y. 11935	734-5050	734-7759
Data Processing	206 Griffing Avenue, Riverhead, N.Y. 11901	727-5151	727-3499
East Hampton Pantigo Office	351 Pantigo Road, East Hampton, N.Y. 11937	324-2000	324-6367
East Hampton Village Office	99 Newtown Lane, East Hampton, N.Y. 11937	324-3800	324-3863
Facilities	4 West Second Street, P.O. Box 9000, Riverhead, N.Y. 11901	208-2333	208-0767
Hampton Bays Office	168 West Montauk Highway, Hampton Bays, N.Y. 11946	728-2700	728-8311
Hauppauge Office	110 Marcus Boulevard, Hauppauge, N.Y. 11788	436-5400	436-4454
Human Resources	4 West Second Street, P.O. Box 9000, Riverhead, N.Y. 11901	208-2310	727-3170
Information Services	206 Griffing Avenue, Riverhead, N.Y. 11901	727-5151	369-5834
Manorville Office	460 County Road 111, Suite 18, Manorville, N.Y. 11949	281-8200	281-5695
Marketing	4 West Second Street, P.O. Box 9000, Riverhead, N.Y. 11901	208-2323	727-9223
Mattituck Office	10900 Main Road, P.O. Box 1420, Mattituck, N.Y. 11952	298-9400	298-9188
Medford Office	2801 Route 112, Suite B, Medford, N.Y. 11763	758-1500	758-1509
Miller Place Office	159-21A Route 25A, Miller Place, N.Y. 11764	474-8400	474-5357
Montauk Harbor Office	541 West Lake Drive, P.O. Box 2368, Montauk, N.Y. 11954	668-4333	668-3643
Montauk Village Office	746 Montauk Highway, P.O. Box 743, Montauk, N.Y. 11954	668-5300	668-1214
Operations	206 Griffing Avenue, Riverhead, N.Y. 11901	727-5151	369-5834
Port Jefferson Harbor Office	135 West Broadway, Port Jefferson, N.Y. 11777	474-7200	331-7806
Port Jefferson Village Office	228 East Main Street, Port Jefferson, N.Y. 11777	473-7700	473-9406
Residential Mortgage Loans	4 West Second Street, P.O. Box 9000, Riverhead, N.Y. 11901	208-2244	369-2468
Retail Banking	4 West Second Street, P.O. Box 9000, Riverhead, N.Y. 11901	208-2300	727-3873
Riverhead, Ostrander Avenue Office	1201 Ostrander Avenue, P.O. Box 9000, Riverhead, N.Y. 11901	727-6800	727-5095
Riverhead, Second Street Office	6 West Second Street, Riverhead, N.Y. 11901	208-2350	727-3210
Sag Harbor Office	17 Main Street, P.O. Box 1268, Sag Harbor, N.Y. 11963	725-3000	725-4627
Sayville Office	161 North Main Street, Sayville, N.Y. 11782	218-1600	218-9425
SCNB Financial Services, Inc.	6 West Second Street, P.O. Box 9000, Riverhead, NY 11901	208-2380	727-3210
Shoreham Office	9926 Route 25A, P.O. Box 622, Shoreham, N.Y. 11786	744-4400	744-6743
Smithtown Office	260 Middle Country Road, Smithtown, N.Y. 11787	979-3400	979-3430
Southampton Office	295 North Sea Road, Southampton, N.Y. 11968	283-3800	287-3293
Trust and Investment Services	3880 Veterans Memorial Highway, Bohemia, N.Y. 11716	285-6600	285-6610
Wading River Office	2065 Wading River-Manor Road, Wading River, N.Y. 11792	929-6300	929-6799
Water Mill Office	828 Montauk Highway, P.O. Box 216, Water Mill, N.Y. 11976	726-4500	726-7573
West Babylon Office	955 Little East Neck Road, West Babylon, N.Y. 11704	669-7300	669-5211
Westhampton Beach Office	144 Sunset Avenue, Westhampton Beach, N.Y. 11978	288-4000	288-9252