Form 10-Q
period 2005-03-31
SUFFOLK BANCORP
filed 2005-05-05
CIK 754673

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended March 31, 2005

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

10,629,937 SHARES OF COMMON STOCK OUTSTANDING AS OF MAY 4, 2005

This page left blank intentionally.

SUFFOLK BANCORP AND SUBSIDIARIES

SUFFOLK BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CONDITION

(in thousands of dollars except for share and per share data)

	March 31, 2005	December 31, 2004
	unaudited
ASSETS
Cash & Due From Banks	$40,531	$37,553
Federal Funds Sold	2,500	2,500
Investment Securities:
Available for Sale, at Fair Value	417,870	427,678
Held to Maturity (Fair Value of $15,616 and $15,151, respectively)
Obligations of States & Political Subdivisions	11,816	11,900
Federal Reserve Bank Stock	638	638
Federal Home Loan Bank Stock	2,500	1,823
Corporate Bonds & Other Securities	100	100

Total Investment Securities	432,924	442,139
Total Loans	860,584	825,430
Less: Allowance for Loan Losses	8,442	8,210

Net Loans	852,142	817,220
Premises & Equipment, Net	22,677	23,005
Accrued Interest Receivable, Net	5,853	5,804
Excess of Cost Over Fair Value of Net Assets Acquired	814	814
Other Assets	16,856	19,183

TOTAL ASSETS	$1,374,297	$1,348,218

LIABILITIES & STOCKHOLDERS’ EQUITY
Demand Deposits	$369,666	$385,736
Saving, N.O.W. & Money Market Deposits	586,060	601,336
Time Certificates of $100,000 or more	22,981	22,737
Other Time Deposits	190,785	187,783

Total Deposits	1,169,492	1,197,592
Federal Home Loan Bank Borrowings	44,000	25,300
Repurchase Agreements	42,175	—
Dividend Payable on Common Stock	2,035	2,061
Accrued Interest Payable	770	721
Other Liabilities	16,792	16,332

TOTAL LIABILITIES	1,275,264	1,242,006

STOCKHOLDERS’ EQUITY
Common Stock (par value $2.50; 15,000,000 shares authorized; 10,638,537 and 10,842,537 shares outstanding at March 31, 2005 and December 31, 2004, respectively)	33,884	33,884
Surplus	19,439	19,440
Treasury Stock at Par (2,915,199 and 2,711,199 shares, respectively)	(7,288)	(6,778)
Retained Earnings	54,864	58,195

	100,899	104,741
Accumulated Other Comprehensive (Loss) Income, Net of Tax	(1,866)	1,471

TOTAL STOCKHOLDERS’ EQUITY	99,033	106,212
TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$1,374,297	$1,348,218

See accompanying notes to consolidated financial statements.

SUFFOLK BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands of dollars except for share and per share data)

	For the Three Months Ended
	March 31, 2005	March 31, 2004
	unaudited	unaudited
INTEREST INCOME
Federal Funds Sold	$10	$8
United States Treasury Securities	96	104
Obligations of States & Political Subdivisions (tax exempt)	409	176
Mortgage-Backed Securities	2,657	2,438
U.S. Government Agency Obligations	1,223	1,078
Corporate Bonds & Other Securities	31	21
Loans	13,382	13,022

Total Interest Income	17,808	16,847
INTEREST EXPENSE
Saving, N.O.W & Money Market Deposits	822	646
Time Certificates of $100,000 or more	117	94
Other Time Deposits	1,013	1,110
Federal Funds Purchased	102	35
Interest on Other Borrowings	260	—

Total Interest Expense	2,314	1,885
Net-interest Income	15,494	14,962
Provision for Loan Losses	300	225

Net-interest Income After Provision for Loan Losses	15,194	14,737
OTHER INCOME
Service Charges on Deposit Accounts	1,358	1,408
Other Service Charges, Commissions & Fees	559	573
Fiduciary Fees	284	313
Other Operating Income	137	158

Total Other Income	2,338	2,452
OTHER EXPENSE
Salaries & Employee Benefits	5,524	5,508
Net Occupancy Expense	1,019	853
Equipment Expense	559	570
Other Operating Expense	2,191	2,188

Total Other Expense	9,293	9,119
Income Before Provision for Income Taxes	8,239	8,070
Provision for Income Taxes	3,107	3,206

NET INCOME	$5,132	$4,864

Average: Common Shares Outstanding	10,764,150	10,928,342
Dilutive Stock Options	32,393	35,911

Average Total Common Shares and Dilutive Options	10,796,543	10,964,253
EARNINGS PER COMMON SHARE
Basic	$0.48	$0.45
Diluted	$0.48	$0.44

See accompanying notes to consolidated financial statements.

SUFFOLK BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands of dollars)

	For the Three Months Ended
	March 31, 2005	March 31, 2004
	unaudited	unaudited
CASH FLOWS FROM OPERATING ACTIVITIES
NET INCOME	$5,132	$4,864
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH
Provision for Loan Losses	300	225
Depreciation & Amortization	564	522
Accretion of Discounts	(74)	(85)
Amortization of Premiums	982	1,311
(Increase) Decrease in Accrued Interest Receivable	(49)	785
Decrease in Other Assets	2,327	1,838
Increase (Decrease) in Accrued Interest Payable	49	(66)
Increase in Other Liabilities	2,779	1,344

Net Cash Provided by Operating Activities	12,010	10,738
CASH FLOWS FROM INVESTING ACTIVITIES
Principal Payments on Investment Securities Available for Sale	14,863	12,575
Purchases of Investment Securities; Available for Sale	(11,618)	(873)
Maturities of Investment Securities; Held to Maturity	84	—
Purchases of Investment Securities; Held to Maturity	(677)	(400)
Loan Disbursements & Repayments, Net	(35,222)	375
Purchases of Premises & Equipment, Net	(236)	(482)

Net Cash (Used in) Provided by Investing Activities	(32,806)	11,195
CASH FLOWS FROM FINANCING ACTIVITIES
Net Increase in Deposit Accounts	(28,101)	(16,667)
Dividends Paid to Shareholders	(2,061)	(2,080)
Treasury Shares Acquired	(6,939)	(1,680)
Net Proceeds from (Payments for) Other Borrowings	60,875	(14,600)

Net Cash Provided by (Used in) Financing Activities	23,774	(35,027)
Net Increase (Decrease) in Cash & Cash Equivalents	2,978	(13,094)
Cash & Cash Equivalents Beginning of Period	40,053	56,353

Cash & Cash Equivalents End of Period	$43,031	$43,259

See accompanying notes to consolidated financial statements.

SUFFOLK BANCORP AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1) Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated financial statements of Suffolk Bancorp (Suffolk) and its consolidated subsidiaries have been prepared to reflect all adjustments (consisting solely of normally recurring accruals) necessary for a fair presentation of the financial condition and results of operations for the periods presented. Certain information and footnotes normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) have been condensed or omitted. Notwithstanding, management believes that the disclosures are adequate to prevent the information from misleading the reader, particularly when the accompanying consolidated financial statements are read in conjunction with the audited consolidated financial statements and notes thereto included in the Registrant’s Annual Report on Form 10-K, for the year ended December 31, 2004.

The results of operations for the three months ended March 31, 2005 are not necessarily indicative of the results of operations to be expected for the remainder of the year.

(2) Stock-based Compensation

At March 31, 2005, Suffolk had one stock-based employee compensation plan. Suffolk accounts for that plan under the recognition and measurement principles of APB 25, “Accounting for Stock Issued to Employees,” and related interpretations. No stock-based employee compensation costs are reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant.

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

Quarter Ended March 31,		2005	2004
Net income (in thousands)	As reported	$5,132	$4,864
	Stock-based compensation
	costs determined under fair
	value method for all awards	(17)	(14)

	pro-forma	5,115	4,850
Earnings per share (Basic)	As reported	0.48	0.45
	pro forma	0.48	0.44
Earnings per share (Diluted)	As reported	0.48	0.44
	pro-forma	0.47	0.44

The following table presents certain information about the valuation of options granted during the quarter ended March 31st:

At March 31,	2005	2004
Stock price at date of grant	$31.25	$34.39
Exercise price	31.25	34.39
Black-Scholes Assumptions:
Risk-free interest rate	4.19%	4.20%
Expected dividend yield	2.24%	2.33%
Expected life in years	10	10
Expected volatility	20.50%	26.20%
Fair value of option	$8.11	$10.39
# of options granted	23,000	16,000
Aggregate fair value of of options granted	$186,530	$166,240

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123(R), “Share-Based Payment” (SFAS 123(R)). This statement is a revision of SFAS NO.123, “Accounting for Stock-Based Compensation.” It supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The provisions of this statement are effective for periods beginning after December 31, 2005. The Company is currently evaluating the provisions of this revision to determine the impact on its consolidated financial statements. The recording of this expense is expected to decrease consolidated net income.

On March 29, 2005, the SEC released Staff Accounting Bulletin 107, “Share-Based Payments,” (“SAB 107”). The interpretations in SAB 107 express the views of the SEC staff regarding the application of SFAS No. 123(R). Among other things, SAB 107 provides interpretive guidance about the interaction of Statement 123(R) and certain SEC rules and regulations. It also provides the staff’s views regarding the valuation of share-based payments by public companies. Suffolk is evaluating the impact that the implementation of SAB 107 and SFAS 123(R) will have on options granted in the future.

(3) Recent Accounting Pronouncements

Suffolk adopted FASB Interpretation 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others,” on January 1, 2003. FIN 45 requires a guarantor entity, at the inception of a guarantee covered by the measurement provisions of the interpretation, to record a liability for the fair value of the obligation undertaken in issuing the guarantee. Suffolk has financial and performance letters of credit. Financial letters of credit require Suffolk to make payment if the customer’s financial condition deteriorates, as defined in the agreements. Performance letters of credit require Suffolk to make payments if the customer fails to perform certain non-financial contractual obligations. Suffolk previously did not record a liability when guaranteeing obligations unless it became probable that Suffolk would have to perform under the guarantee. FIN 45 applies prospectively to guarantees Suffolk issues or modifies subsequent to December 31, 2003. The maximum potential undiscounted amount of future payments of these letters of credit as of March 31, 2005 is $6,393,000 and they expire as follows:

2005	3,817,000
2006	2,008,000
2007	568,000

$6,393,000

Amounts due under these letters of credit would be reduced by any proceeds that Suffolk would be able to obtain in liquidating the collateral for the loans, which varies depending on the customer. The valuation of the allowance for loan losses includes a provision of $9,590 for loan losses based on the letters of credit outstanding on March 31, 2005.

In March 2004, the SEC released Staff Accounting Bulletin No. 105, “Application of Accounting Principles to Loan Commitments” (“SAB 105”). SAB 105 provides guidance about the measurement of loan commitments recognized at fair value under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities”. SAB 105 also requires companies to disclose their accounting policy for those loan commitments including methods and assumptions used to estimate fair value and associated hedging strategies. SAB 105 is effective for all loan commitments accounted for as derivatives that are entered into after March 31, 2004. The Company has adopted the provisions of SAB 105 which did not have a material effect in the Company’s consolidated financial statements.

In October 2003, the AICPA issued SOP 03-3, “Accounting for Loans or Certain Debt Securities Acquired in a Transfer” (“SOP 03-3”). SOP 03-3 applies to a loan with the evidence of deterioration of credit quality since origination acquired by completion of a transfer for which it is probable at acquisition that the Company will be unable to collect all contractually required payments receivable. SOP 03-3 requires that the Company recognize the excess of all cash flows expected at acquisition over the investor’s initial investment in the loan as interest income on a level-yield basis over the life of the loan as the accretable yield. The loan’s contractual required payments receivable in excess of the amount of its cash flows excepted at acquisition (nonaccretable difference) should not be recognized as an adjustment to yield, a loss accrual, or a valuation allowance for credit risk. SOP 03-3 is effective for loans acquired in fiscal years beginning after December 31, 2004. Suffolk implemented SOP 03-3 on January 1, 2005. The adoption of SOP-03-3 did not materially impact its financial condition or results of operations.

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

For the Three-Month Periods ended March 31, 2005 and 2004

Net Income

Net income was $5,132,000 for the quarter, up 5.5 percent from $4,864,000 posted during the same period last year. Earnings per share for the quarter were $0.48 versus $0.45, an increase of 6.7 percent.

Interest Income

Interest income was $17,808,000 for the first quarter of 2005, up 5.7 percent from $16,847,000 posted for the same quarter in 2004. Average net loans during the first quarter of 2005 totaled $829,335,000 compared to $823,340,000 for the same period of 2004. During the first quarter of 2005, the yield was 5.66 percent (taxable-equivalent) on average earning assets of $1,271,682,000 up from 5.58 percent on average earning assets of $1,213,884,000 during the first quarter of 2004. Increases in interest income were attributable primarily to an increase in interest income on obligations of states and political subdivisions.

Interest Expense

Interest expense for the first quarter of 2005 was $2,314,000, up 22.8 percent from $1,885,000 for the same period of 2004. During the first quarter of 2005, the cost of funds was 1.09 percent on average interest-bearing liabilities of $850,072,000 up from 0.91 percent on average interest-bearing liabilities of $827,398,000 during the first quarter of 2004. Interest expense increased primarily as a result of increases in market rates of interest, and increased interest on other borrowings.

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

Net Interest Income

Net interest income, before the provision for loan losses, is the largest component of Suffolk’s earnings. It was $15,494,000 for the first quarter of 2005, up 3.6 percent from $14,962,000 during the same period of 2004. The net interest margin for the quarter, on a fully taxable-equivalent basis, was 4.93 percent compared to 4.96 percent for the same period of 2004.

The following table details the components of Suffolk’s net interest income on a taxable-equivalent basis: (in thousands of dollars)

	2005			2004
March 31,	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
INTEREST-EARNING ASSETS
U.S. Treasury securities	$9,471	$98	4.14%	$9,844	$106	4.31%
Collateralized mortgage obligations	254,546	2,618	4.11	243,522	2,387	3.92
Mortgage backed securities	3,711	39	4.20	8,813	50	2.27
Obligations of states and political subdivisions	43,412	596	5.49	19,794	255	5.15
U.S. govt. agency obligations	126,334	1,223	3.87	102,821	1,079	4.20
Corporate bonds and other securities	3,086	31	4.02	2,306	21	3.64
Federal funds sold and securities purchased under agreements to resell	1,787	10	2.24	3,444	8	0.93
Loans, including non-accrual loans
Commercial, financial & agricultural loans	161,026	2,445	6.07	171,421	2,244	5.24
Commercial real estate mortgages	270,475	4,547	6.72	228,921	3,684	6.44
Real estate construction loans	51,771	1,014	7.83	30,420	783	10.30
Residential mortgages (1st and 2nd liens)	113,078	1,793	6.34	110,373	1,744	6.32
Home equity loans	74,135	1,066	5.75	61,815	769	4.97
Consumer loans	154,929	2,516	6.50	218,289	3,798	6.96
Other loans (overdrafts)	3,921	—	—	2,101	—	—

Total interest-earning assets	$1,271,682	$17,996	5.66%	$1,213,884	$16,928	5.58%

Cash and due from banks	$48,305			$57,891
Other non-interest-earning assets	56,617			57,970

Total assets	$1,376,604			$1,329,745

INTEREST-BEARING LIABILITIES
Saving, N.O.W. and money market deposits	$587,015	$822	0.56%	$583,594	$646	0.44%
Time deposits	207,973	1,130	2.17	231,214	1,204	2.08

Total saving and time deposits	794,988	1,952	0.98	814,808	1,850	0.91
Federal funds purchased and securities sold under agreement to repurchase	2,078	15	2.89	52	—	—
Other borrowings	53,006	347	2.62	12,538	35	1.12

Total interest-bearing liabilities	$850,072	$2,314	1.09%	$827,398	$1,885	0.91%

Rate spread			4.57%			4.67%
Non-interest-bearing deposits	$394,773			$373,791
Other non-interest-bearing liabilities	29,685			29,137

Total liabilities	$1,274,530			$1,230,326
Stockholders’ equity	102,074			99,419

Total liabilities and stockholders’ equity	$1,376,604			$1,329,745
Net-interest income (taxable-equivalent basis) and effective interest rate differential		$15,682	4.93%		$15,043	4.96%
Less: taxable-equivalent basis adjustment		(188)			(81)

Net-interest income		$15,494			$14,962

Other Income

Other income decreased to $2,338,000 for the three months compared to $2,452,000 the previous year. Service charges on deposits were down 3.6 percent. Service charges, including commissions and fees other than for deposits, decreased by 2.4 percent. Trust revenue was down 9.3 percent. Other operating income decreased by 13.3 percent.

Other Expense

Other expense for the first quarter of 2005 was $9,293,000, up 1.9 percent from $9,119,000 for the comparable period in 2004. Employee compensation increased by .3 percent, net occupancy expense increased 19.5 percent owing primarily to increased rent and an unusually severe winter, equipment expense decreased by 1.9 percent, and other operating expense increased by 0.1 percent.

In accordance with the requirements of Statement of Financial Accounting Standards 132R (“SFAS 132R”), Suffolk presents information concerning net periodic defined benefit pension expense for the three months ended March 31, 2005 and 2004, including the following components:

	2005	2004
Service cost	$298,660	$282,110
Interest cost	312,648	290,790
Expected return on plan assets	(392,810)	(352,111)
Amortization of prior service cost	(3,595)	(14,492)
Amortization of unrecognized net actuarial loss	48,787	60,515

Net periodic benefit expense	$263,690	$266,812

Management currently expects to contribute approximately $1,207,000 to the pension plan in 2005. Management is currently evaluating the impact of the Pension Funding Equity Act enacted in April 2004 on projected funding. There were no contributions required to be made to the plan in the three months ended March 31, 2005.

Capital Resources

Stockholders’ equity totaled $99,033,000 on March 31, 2005, a decrease of 6.8 percent from $106,212,000 on December 31, 2004. The ratio of equity to assets was 7.2 percent at March 31, 2005 and 7.9 percent at December 31, 2004. The following table details amounts and ratios of Suffolk’s regulatory capital: (in thousands of dollars except ratios)

	Actual		For capital adequacy		To be well capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2005
Total Capital (to risk-weighted assets)	$108,409	11.12%	$77,982	8.00%	$97,477	10.00%
Tier 1 Capital (to risk-weighted assets)	99,967	10.26%	38,991	4.00%	58,486	6.00%
Tier 1 Capital (to average assets)	99,967	7.27%	55,027	4.00%	68,784	5.00%

As of December 31, 2004
Total Capital (to risk-weighted assets)	$112,020	11.94%	$75,051	8.00%	$93,814	10.00%
Tier 1 Capital (to risk-weighted assets)	103,810	11.07%	37,526	4.00%	56,289	6.00%
Tier 1 Capital (to average assets)	103,810	7.54%	55,073	4.00%	68,841	5.00%

Credit Risk

Suffolk makes loans based on the best evaluation possible of the creditworthiness of the borrower. Even with careful underwriting, some loans may not be repaid as originally agreed. To provide for this possibility, Suffolk maintains an allowance for loan losses, based on an analysis of the performance of the loans in its portfolio. The analysis includes subjective factors based on management’s judgment as well as quantitative evaluation. Prudent, conservative estimates should produce an allowance that will provide for a range of losses. According to generally accepted accounting principles (“GAAP”) a financial institution should record its best estimate. Appropriate factors contributing to the estimate may include changes in the composition of the institution’s assets, or potential economic slowdowns or downturns. Also important is the geographical or political environment in which the institution operates. Suffolk’s management considers all of these factors when determining the provision for loan losses.

The following table presents information about the allowance for loan losses: (in thousands of dollars except for ratios)

		For the three months ended
	For the last 12 months	Mar. 31 2005	Dec. 31 2004	Sept. 30 2004	June 30 2004
Allowance for loan losses
Beginning balance	$8,487	$8,210	$7,980	$9,851	$8,487
Total charge-offs	2,952	277	251	2,279	145
Total recoveries	859	209	256	183	211
Provision for loan losses	2,048	300	225	225	1,298

Ending balance	$8,442	$8,442	$8,210	$7,980	$9,851

Coverage ratios
Loans, net of discounts: average	$830,476	$837,584	$825,348	$823,137	$835,833
at end of period	833,948	860,584	825,430	816,594	833,185
Non-performing assets	4,027	5,172	5,364	1,888	3,682
Non-performing assets/total loans (net of discount)	0.48%	0.60%	0.65%	0.23%	0.44%
Net charge-offs/average net loans (annualized)	0.25%	0.03%	0.00%	1.02%	(0.03%)
Allowance/non-accrual, restructured, & OREO	251.62%	163.23%	153.06%	422.67%	267.54%
Allowance for loan losses/net loans	1.03%	0.98%	0.99%	0.98%	1.18%

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

Allowance for Loan Losses

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

Item 3.

Quantitative and Qualitative Disclosures about Market Risk

Market Risk

Suffolk originates and invests in interest-earning assets and solicits interest-bearing deposit accounts. Suffolk’s operations are subject to market risk resulting from fluctuations in interest rates to the extent that there is a difference between the amounts of interest-earning assets and interest-bearing liabilities that are prepaid, withdrawn, mature, or re-priced in any given period of time. Suffolk’s earnings or the net value of its portfolio (the present value of expected cash flows from liabilities) will change when interest rates change. The principal objective of Suffolk’s asset/liability management program is to maximize net interest income while keeping risks acceptable. These risks include both the effect of changes in interest rates, and risks to liquidity. The program also provides guidance to management in funding Suffolk’s investment in loans and securities. Suffolk’s exposure to interest-rate risk has not changed substantially since December 31, 2004.

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

Item 4.

Controls and Procedures

Suffolk’s Chief Executive Officer and Chief Financial Officer (collectively, the “Certifying Officers”) are responsible for establishing and maintaining disclosure controls and procedures as defined in Rules 13a-15(e) of the Securities Exchange Act of 1934 for Suffolk. Based upon their evaluation of these controls and procedures as of March 31, 2005, the Certifying Officers have concluded that Suffolk’s disclosure controls and procedures are effective.

In addition, there has been no significant change in Suffolk’s internal controls over financial reporting that occurred during Suffolk’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, Suffolk’s internal controls over financial reporting.

PART II

Item 2.

Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

The following table details repurchases of common stock during the first quarter of 2005:

Quarter ending	Total shares repurchased	Average price per share	Aggregate cost
March 31, 2005	204,000	$34.02	$6,939,363

Item 4.

Submission of Matters to a Vote of Security Holders

The annual meeting of the shareholders was held at 1:00 PM on April 12, 2005 at the Administrative Center of the Suffolk County National Bank in Riverhead, New York. Three directors were elected for a term of three years and one for a term of one year; and the appointment of Grant Thornton, L.L.P. as independent auditors for the fiscal year ending December 31, 2005 was ratified. The following table details the vote:

	Shares Voted
Nominees for Director for a term of 3 years	For	Withheld
Joseph A. Deerkoski	8,320,473	325,053
Joseph A. Gaviola	8,353,099	292,426
Ralph M. Gibson	8,352,094	293,432

Ratification of Independent Auditors	For	Against	Abstain
Grant Thornton, L.L.P.	8,536,525	35,961	73,039

	Summary
	Outstanding	# Voted	% Voted
At Date of Record	10,726,237	8,645,525	80.6%

Item 6.

Exhibits and Reports on Form 8-K

CERTIFICATION OF PERIODIC REPORT - Exhibit 31.1

CERTIFICATION OF PERIODIC REPORT - Exhibit 31.2

CERTIFICATION OF PERIODIC REPORT - Exhibit 32.1

CERTIFICATION OF PERIODIC REPORT - Exhibit 32.2

The following reports were filed on Form 8-K during the three month period ended March 31, 2005.

Current Report on Form 8-K – January 18, 2005 – Press Release of January 15, 2005, “Suffolk Bancorp Announces Fourth Quarter and Full Year Earnings” - Earnings release for the three months ended December 31, 2004.

Current Report on Form 8-K – March 1, 2005 – Press Release of March 1, 2005, “Suffolk Bancorp Announces Regular Quarterly Dividend”.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUFFOLK BANCORP

Date: May 5, 2005	/s/ Thomas S. Kohlmann
Thomas S. Kohlmann
President & Chief Executive Officer

Date: May 5, 2005	/s/ J. Gordon Huszagh
J. Gordon Huszagh
Executive Vice President & Chief Financial Officer