Form 10-Q
period 2005-06-30
SUFFOLK BANCORP
filed 2005-08-04
CIK 754673

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended June 30, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒.    No  ☐.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12-b2 of the Exchange Act.     Yes  ☒.     No  ☐.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

10,518,571 SHARES OF COMMON STOCK OUTSTANDING AS OF August 4, 2005

This page left blank intentionally.

SUFFOLK BANCORP AND SUBSIDIARIES

SUFFOLK BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CONDITION

(in thousands of dollars except for share and per share data)

	June 30, 2005	December 31, 2004
	unaudited
ASSETS
Cash & Due From Banks	48,060	$37,553
Federal Funds Sold	21,100	2,500
Investment Securities:
Available for Sale, at Fair Value	416,593	427,678
Held to Maturity (Fair Value of $13,850 and $15,151, respectively) Obligations of States & Political Subdivisions	10,443	11,900
Federal Reserve Bank Stock	638	638
Federal Home Loan Bank Stock	1,930	1,823
Corporate Bonds & Other Securities	100	100

Total Investment Securities	429,704	442,139

Total Loans	881,017	825,430
Less: Allowance for Loan Losses	8,887	8,210

Net Loans	872,130	817,220

Premises & Equipment, Net	22,765	23,005
Accrued Interest Receivable, Net	6,276	5,804
Excess of Cost Over Fair Value of Net Assets Acquired	814	814
Other Assets	19,292	19,183

TOTAL ASSETS	$1,420,141	$1,348,218

LIABILITIES & STOCKHOLDERS’ EQUITY
Demand Deposits	$445,252	$385,736
Saving, N.O.W. & Money Market Deposits	588,086	601,336
Time Certificates of $100,000 or more	24,910	22,737
Other Time Deposits	203,194	187,783

Total Deposits	1,261,442	1,197,592

Federal Home Loan Bank Borrowings	—	25,300
Repurchase Agreements	37,355	—
Dividend Payable on Common Stock	2,117	2,061
Accrued Interest Payable	1,088	721
Other Liabilities	15,546	16,332

TOTAL LIABILITIES	1,317,548	1,242,006

STOCKHOLDERS’ EQUITY
Common Stock (par value $2.50; 15,000,000 shares authorized; 10,552,571 and 10,842,537 shares outstanding at June 30, 2005 and December 31, 2004, respectively)	33,884	33,884
Surplus	19,439	19,440
Treasury Stock at Par (3,001,165 and 2,711,199 shares, respectively)	(7,502)	(6,778)
Retained Earnings	55,520	58,195

	101,341	104,741

Accumulated Other Comprehensive Income, Net of Tax	1,252	1,471

TOTAL STOCKHOLDERS’ EQUITY	102,593	106,212

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$1,420,141	$1,348,218

See accompanying notes to consolidated financial statements.

SUFFOLK BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands of dollars except for share and per share data)

	For the Three Months Ended
	June 30, 2005	June 30, 2004
	unaudited	unaudited
INTEREST INCOME
Federal Funds Sold	$41	$79
United States Treasury Securities	96	104
Obligations of States & Political Subdivisions (tax exempt)	495	215
Mortgage-Backed Securities	2,579	2,548
U.S. Government Agency Obligations	1,222	966
Corporate Bonds & Other Securities	44	17
Loans	14,176	12,950

Total Interest Income	18,653	16,879

INTEREST EXPENSE
Saving, N.O.W. & Money Market Deposits	867	664
Time Certificates of $100,000 or more	131	88
Other Time Deposits	1,164	1,058
Federal Funds Purchased	387	—
Interest on Other Borrowings	202	5

Total Interest Expense	2,751	1,815

Net-interest Income	15,902	15,064
Provision for Loan Losses	375	1,298

Net-interest Income After Provision for Loan Losses	15,527	13,766

OTHER INCOME
Service Charges on Deposit Accounts	1,412	1,419
Other Service Charges, Commissions & Fees	669	645
Fiduciary Fees	277	308
Net Securities Gains	—	1,219
Other Operating Income	131	183

Total Other Income	2,489	3,774

OTHER EXPENSE
Salaries & Employee Benefits	5,555	5,340
Net Occupancy Expense	849	829
Equipment Expense	540	510
Other Operating Expense	2,520	2,512

Total Other Expense	9,464	9,191

Income Before Provision for Income Taxes	8,552	8,349
Provision for Income Taxes	3,227	3,316

NET INCOME	$5,325	$5,033

Average: Common Shares Outstanding	10,616,833	10,887,087
Dilutive Stock Options	25,101	33,080

Average Total Common Shares and Dilutive Options	10,641,934	10,920,167

EARNINGS PER COMMON SHARE
Basic	$0.50	$0.46
Diluted	$0.50	$0.46

See accompanying notes to consolidated financial statements.

SUFFOLK BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands of dollars except for share and per share data)

	For the Six Months Ended
	June 30, 2005	June 30, 2004
	unaudited	unaudited
INTEREST INCOME
Federal Funds Sold	$51	$87
United States Treasury Securities	192	208
Obligations of States & Political Subdivisions (tax exempt)	904	391
Mortgage-Backed Securities	5,236	4,986
U.S. Government Agency Obligations	2,445	2,044
Corporate Bonds & Other Securities	75	38
Loans	27,558	25,972

Total Interest Income	36,461	33,726

INTEREST EXPENSE
Saving, N.O.W. & Money Market Deposits	1,689	1,310
Time Certificates of $100,000 or more	248	182
Other Time Deposits	2,177	2,168
Federal Funds Purchased	489	—
Interest on Other Borrowings	462	40

Total Interest Expense	5,065	3,700

Net-interest Income	31,396	30,026
Provision for Loan Losses	675	1,523

Net-interest Income After Provision	30,721	28,503

OTHER INCOME
Service Charges on Deposit Accounts	2,770	2,827
Other Service Charges, Commissions & Fees	1,228	1,218
Fiduciary Fees	561	621
Net Security Gains	—	1,219
Other Operating Income	268	341

Total Other Income	4,827	6,226

OTHER EXPENSE
Salaries & Employee Benefits	11,079	10,848
Net Occupancy Expense	1,868	1,682
Equipment Expense	1,099	1,080
Other Operating Expense	4,711	4,700

Total Other Expense	18,757	18,310

Income Before Provision for Income Taxes	16,791	16,419
Provision for Income Taxes	6,334	6,522

NET INCOME	$10,457	$9,897

Average: Common Shares Outstanding	10,690,085	10,907,715
Dilutive Stock Options	28,952	34,760

Average Total Common Shares and Dilutive Options	10,719,037	10,942,475

EARNINGS PER COMMON SHARE
Basic	$0.98	$0.91
Diluted	$0.98	$0.90

See accompanying notes to consolidated financial statements.

SUFFOLK BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands of dollars)

	For the Six Months Ended
	June 30, 2005	June 30, 2004
	unaudited	unaudited

NET INCOME	$10,457	$9,897

ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH

CASH FLOWS FROM OPERATING ACTIVITIES
Provision for Loan Losses	675	1,523
Depreciation & Amortization	1,108	1,041
Accretion of Discounts	(199)	(170)
Amortization of Premiums	1,892	2,418
(Increase) Decrease in Accrued Interest Receivable	(472)	672
(Increase) Decrease in Other Assets	(108)	472
Increase (Decrease) in Accrued Interest Payable	366	(73)
Decrease in Other Liabilities	(676)	(1,033)
Net Security Gains	—	(1,219)

Net Cash Provided by Operating Activities	13,043	13,528

CASH FLOWS FROM INVESTING ACTIVITIES
Principal Payments on Investment Securities Available for Sale	29,823	38,421
Purchases of Investment Securities; Available for Sale	(20,804)	(91,344)
Maturities of Investment Securities; Held to Maturity	3,692	5,918
Purchases of Investment Securities; Held to Maturity	(2,341)	(3,136)
Loan Disbursements & Repayments, Net	(55,585)	5,654
Purchases of Premises & Equipment, Net	(868)	(823)

Net Cash Used in Investing Activities	(46,083)	(1,706)

CASH FLOWS FROM FINANCING ACTIVITIES
Net Increase in Deposit Accounts	63,850	120,056
Dividends Paid to Shareholders	(4,096)	(4,155)
Treasury Shares Acquired	(9,662)	(2,259)
Net Proceeds from (Payments for) Other Borrowings	12,055	(20,000)

Net Cash Provided by Financing Activities	62,147	93,642

Net Increase in Cash & Cash Equivalents	29,107	105,464
Cash & Cash Equivalents Beginning of Period	40,053	56,353

Cash & Cash Equivalents End of Period	$69,160	$161,817

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

The results of operations for the three and six months ended June 30, 2005 are not necessarily indicative of the results of operations to be expected for the remainder of the year.

(2) Stock-based Compensation

At June 30, 2005, Suffolk had one stock-based employee compensation plan. Suffolk accounts for that plan under the recognition and measurement principles of APB 25, “Accounting for Stock Issued to Employees,” and related interpretations. No stock-based employee compensation costs are reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant.

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

Quarter Ended June 30,	2005	2004
Net income (in thousands)
As reported	$5,325	$5,033
Stock-based compensation costs determined under fair value method for all awards	(18)	(14)

pro-forma	5,307	5,019
Earnings per share (Basic)
As reported	0.50	0.46
pro forma	0.49	0.46
Earnings per share (Diluted)
As reported	0.50	0.46
pro-forma	0.49	0.46

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

(3) Recent Accounting Pronouncements

Suffolk adopted FASB Interpretation 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others,” on January 1, 2003. FIN 45 requires a guarantor entity, at the inception of a guarantee covered by the measurement provisions of the interpretation, to record a liability for the fair value of the obligation undertaken in issuing the guarantee. Suffolk has financial and performance letters of credit. Financial letters of credit require Suffolk to make payment if the customer’s financial condition deteriorates, as defined in the agreements. Performance letters of credit require Suffolk to make payments if the customer fails to perform certain non-financial contractual obligations. Suffolk previously did not record a liability when guaranteeing obligations unless it became probable that Suffolk would have to perform under the guarantee. FIN 45 applies prospectively to guarantees Suffolk issues or modifies subsequent to December 31, 2003. The maximum potential undiscounted amount of future payments of these letters of credit as of June 30, 2005 is $6,406,000 and they expire as follows:

2005	2,878,000
2006	2,351,000
2007	988,000
Therafter	189,000

$6,406,000

Amounts due under these letters of credit would be reduced by any proceeds that Suffolk would be able to obtain in liquidating the collateral for the loans, which varies depending on the customer. The valuation of the allowance for loan losses includes a provision of $9,600 for loan losses based on the letters of credit outstanding on June 30, 2005.

In March 2004, the SEC released Staff Accounting Bulletin No. 105, “Application of Accounting Principles to Loan Commitments” (“SAB 105”). SAB 105 provides guidance about the measurement of loan commitments recognized at fair value under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SAB 105 also requires companies to disclose their accounting policy for those loan commitments including methods and assumptions used to estimate fair value and associated hedging strategies. SAB 105 is effective for all loan commitments accounted for as derivatives that are entered into after March 31, 2004. The Company has adopted the provisions of SAB 105. This did not have a material effect on the Company’s consolidated financial statements.

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

In June 2005, the Financial Accounting Standards Board (“FASB”) issued proposed FSP (FASB Financial Staff Position) EITF 03-1a, “Implementation Guidance for the Application of Paragraph 16 of EITF Issue No. 03-1.” The final FSP will be retitled FSP FAS 115-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments,” and will supercede EITF 03-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments,” and EITF Topic D-44 “Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Costs Exceeds Fair Value.” The final FSP will replace guidance in paragraphs 10-18 of EITF Issue 03-1 and will codify the guidance set forth in EITF Topic D-44 and clarify that an investor should recognize an impairment loss no later than when the impairment is considered other than temporary, even if a decision to sell has not been made. FSP FAS 115-1 will be effective for other-than temporary impairment analysis conducted in periods beginning after September 15, 2005. FASB approved the proposed FSP subject to a vote on the final draft. Suffolk is currently evaluating the impact of FSP FAS 115-1 on its financial condition, results of operations and disclosures.

In May 2005, FASB issued Statement No. 154, “Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3.” This statement changes the requirements for the accounting for and reporting of a change in accounting principle. Opinion 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new principle. Statement No. 154 requires retrospective application to prior periods financial statements of changes in accounting principle, where practicable, and limits retrospective application of a change to direct effects of the change in accounting principle. Indirect effects of a change in accounting principle should be recognized in the period of accounting change. This statement is effective for accounting changes made in fiscal years after December 15, 2005. Suffolk is currently evaluating the impact of FAS No. 154 on its financial condition and results of operations.

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

For the Three-Month Periods ended June 30, 2005 and 2004

Net Income

Net income was $5,325,000 for the quarter, up 5.8 percent from $5,033,000 posted during the same period last year. Earnings per share for the quarter were $0.50 versus $0.46, an increase of 8.7 percent.

Interest Income

Interest income was $18,653,000 for the second quarter of 2005, up 10.5 percent from $16,879,000 posted for the same quarter in 2004. Average net loans during the second quarter of 2005 totaled $859,067,000 compared to $827,163,000 for the same period of 2004. During the second quarter of 2005, the yield was 5.83 percent (taxable-equivalent) on average earning assets of $1,296,205,000 up from 5.47 percent on average earning assets of $1,241,680,000 during the second quarter of 2004. Increases in interest income were attributable primarily to an increase in interest income on loans and obligations of states and political subdivisions.

Interest Expense

Interest expense for the second quarter of 2005 was $2,751,000, up 51.6 percent from $1,815,000 for the same period of 2004. During the second quarter of 2005, the cost of funds was 1.27 percent on average interest-bearing liabilities of $864,303,000, up from 0.88 percent on average interest-bearing liabilities of $824,810,000 during the second quarter of 2004. Interest expense increased primarily as a result of increases in market rates of interest, and increased interest on Federal funds purchased and other borrowings.

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

Net Interest Income

Net interest income, before the provision for loan losses, is the largest component of Suffolk’s earnings. It was $15,902,000 for the second quarter of 2005, up 5.6 percent from $15,064,000 during the same period of 2004. The net interest margin for the quarter, on a fully taxable-equivalent basis, was 4.98 percent compared to 4.89 percent for the same period of 2004.

The following table details the components of Suffolk’s net interest income on a taxable-equivalent basis: (in thousands of dollars)

	2005			2004
June 30,	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
INTEREST-EARNING ASSETS
U.S. Treasury securities	$9,419	$98	4.16%	$9,746	$106	4.35%
Collateralized mortgage obligations	240,118	2,551	4.25	245,623	2,518	4.10
Mortgage backed securities	3,040	28	3.68	7,430	30	1.62
Obligations of states and political subdivisions	50,904	723	5.68	23,704	314	5.30
U.S. govt. agency obligations	125,282	1,222	3.90	92,146	966	4.19
Corporate bonds and other securities	2,951	44	5.96	2,557	17	2.66
Federal funds sold and securities purchased under agreements to resell	5,424	41	3.02	33,311	79	0.95
Loans, including non-accrual loans
Commercial, financial & agricultural loans	175,777	2,842	6.47	182,949	2,354	5.15
Commercial real estate mortgages	285,891	4,792	6.70	234,498	4,071	6.94
Real estate construction loans	55,664	1,101	7.91	32,794	564	6.88
Residential mortgages (1st and 2nd liens)	115,591	1,837	6.36	109,605	1,721	6.28
Home equity loans	80,361	1,233	6.14	65,353	818	5.01
Consumer loans	144,314	2,371	6.57	199,738	3,422	6.85
Other loans (overdrafts)	1,469	—	—	2,226	—	—

Total interest-earning assets	$1,296,205	$18,883	5.83%	$1,241,680	$16,980	5.47%

Cash and due from banks	$48,832			$54,625
Other non-interest-earning assets	45,902			80,365

Total assets	$1,390,939			$1,376,670

INTEREST-BEARING LIABILITIES
Saving, N.O.W. and money market deposits	$566,057	$867	0.61%	$599,495	$664	0.44%
Time deposits	222,087	1,295	2.33	223,576	1,146	2.05

Total saving and time deposits	788,144	2,162	1.10	823,071	1,810	0.88
Federal funds purchased and securities sold under agreement to repurchase	276	2	2.90	57	—	—
Other borrowings	75,883	587	3.09	1,682	5	1.19

Total interest-bearing liabilities	$864,303	$2,751	1.27%	$824,810	$1,815	0.88%

Rate spread			4.55%			4.59%
Non-interest-bearing deposits	$416,964			$402,680
Other non-interest-bearing liabilities	10,307			50,513

Total liabilities	$1,291,574			$1,278,003

Stockholders’ equity	99,365			98,667

Total liabilities and stockholders’ equity	$1,390,939			$1,376,670

Net-interest income (taxable-equivalent basis) and effective interest rate differential		$16,132	4.98%		$15,165	4.89%
Less: taxable-equivalent basis adjustment		(230)			(101)

Net-interest income		$15,902			$15,064

Other Income

Other income decreased to $2,489,000 for the three months compared to $3,774,000 the previous year. Service charges on deposits were down 0.5 percent. Service charges, including commissions and fees other than for deposits, increased by 3.7 percent. Trust revenue was down 10.1 percent. Other operating income decreased by 28.4 percent. There were no net gains on the sale of securities for the second quarter of 2005. Net gains on the sale of securities of $1,219,000 were recognized in the comparable period last year.

Other Expense

Other expense for the second quarter of 2005 was $9,464,000, up 3.0 percent from $9,191,000 for the comparable period in 2004. Employee compensation increased by 4.0 percent, net occupancy expense increased 2.4 percent owing primarily to increased rent, equipment expense increased by 5.9 percent, and other operating expense increased by 0.3 percent.

In accordance with the requirements of Statement of Financial Accounting Standards 132R (“SFAS 132R”), Suffolk presents information concerning net periodic defined benefit pension expense for the three and six months ended June 30, 2005 and 2004, including the following components:

	3 months 6/30/2005	3 months 6/30/2004	6 months 6/30/2005	6 months 6/30/2004
Service cost	$298,660	$282,110	$597,320	$564,219
Interest cost	312,648	290,790	625,296	581,580
Expected return on plan assets	(392,810)	(352,111)	(785,620)	(704,223)
Amortization of prior service cost	(3,595)	(14,492)	(7,190)	(28,984)
Amortization of unrecognized net actuarial loss	48,787	60,515	97,574	121,030

Net periodic benefit expense	$263,690	$266,812	$527,380	$533,623

A contribution of approximately $1,207,000 was made to the pension plan in June of 2005. There were no additional contributions required to be made to the plan in the three months ended June 30, 2005.

Capital Resources

Stockholders’ equity totaled $102,593,000 on June 30, 2005, a decrease of 3.4 percent from $106,212,000 on December 31, 2004. The ratio of equity to assets was 7.2 percent at June 30, 2005 and 7.9 percent at December 31, 2004. The following table details amounts and ratios of Suffolk’s regulatory capital: (in thousands of dollars except ratios)

	Actual		For capital adequacy		To be well capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2005

Total Capital (to risk-weighted assets)	$109,295	10.90%	$80,241	8.00%	$100,301	10.00%
Tier 1 Capital (to risk-weighted assets)	100,408	10.01%	40,120	4.00%	60,180	6.00%
Tier 1 Capital (to average assets)	100,408	7.22%	55,600	4.00%	69,500	5.00%

As of December 31, 2004

Total Capital (to risk-weighted assets)	$112,020	11.94%	$75,051	8.00%	$93,814	10.00%
Tier 1 Capital (to risk-weighted assets)	103,810	11.07%	37,526	4.00%	56,289	6.00%
Tier 1 Capital (to average assets)	103,810	7.54%	55,073	4.00%	68,841	5.00%

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

The provision for the allowance for loan losses was $375,000 for the second quarter of 2005, compared to $1,298,000 for the comparable period in 2004. In the second quarter of 2004, the provision was occasioned by the deterioration of a single credit, the circumstances of which are particular to that loan. Management does not believe that it is reflective of systemic weakness in Suffolk’s loan portfolio or of its underwriting standards and procedures. As of June 30, 2005, this loan was fully reserved for in the allowance for possible loan and lease losses.

The following table presents information about the allowance for loan losses: (in thousands of dollars except for ratios)

	For the last 12 months	For the three months ended
		June 30 2005	Mar. 31 2005	Dec. 31 2004	Sept. 30 2004
Allowance for loan losses
Beginning balance	$9,851	$8,442	$8,210	$7,980	$9,851
Total charge-offs	2,902	95	277	251	2,279
Total recoveries	813	165	209	256	183
Provision for loan losses	1,125	375	300	225	225

Ending balance	$8,887	$8,887	$8,442	$8,210	$7,980

Coverage ratios
Loans, net of discounts: average	$838,444	$867,705	$837,584	$825,348	$823,137
at end of period	845,906	881,017	860,584	825,430	816,594
Non-performing assets	4,314	4,831	5,172	5,364	1,888
Non-performing assets/total loans (net of discount)	0.51%	0.55%	0.60%	0.65%	0.23%
Net charge-offs/average net loans (annualized)	0.25%	(0.03)%	0.03%	0.00%	1.02%
Allowance/non-accrual, restructured, & OREO	230.73%	183.96%	163.23%	153.06%	422.67%
Allowance for loan losses/net loans	0.99%	1.01%	0.98%	0.99%	0.98%

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

Item 4.

Controls and Procedures

Suffolk’s Chief Executive Officer and Chief Financial Officer (collectively, the “Certifying Officers”) are responsible for establishing and maintaining disclosure controls and procedures as defined in Rules 13a-15(e) of the Securities Exchange Act of 1934 for Suffolk. Based upon their evaluation of these controls and procedures as of June 30, 2005, the Certifying Officers have concluded that Suffolk’s disclosure controls and procedures are effective.

In addition, there has been no significant change in Suffolk’s internal controls over financial reporting that occurred during Suffolk’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, Suffolk’s internal controls over financial reporting.

PART II

Item 2.

Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

The following table details repurchases of common stock during the second quarter of 2005:

Quarter ending	Total shares repurchased	Average price per share	Aggregate cost
June 30, 2005	85,966	$31.68	$2,723,033

Item 6.

Exhibits and Reports on Form 8-K

CERTIFICATION OF PERIODIC REPORT - Exhibit 31.1

CERTIFICATION OF PERIODIC REPORT - Exhibit 31.2

CERTIFICATION OF PERIODIC REPORT - Exhibit 32.1

CERTIFICATION OF PERIODIC REPORT - Exhibit 32.2

The following reports were filed on Form 8-K during the three month period ended June 30, 2005.

Current Report on Form 8-K – April 12, 2005 – Press Release of April 12, 2005, “Suffolk Bancorp Announces Earnings For The First Quarter” - Earnings release for the three months ended March 31, 2004.

Current Report on Form 8-K – April 14, 2005 – On April 12, 2005 at the Annual Organizational Meeting, the Board of Directors of Suffolk Bancorp (“the Company”) elected Thomas S. Kohlmann to serve as Chairman, President, and Chief Executive Officer of Suffolk Bancorp and its banking subsidiary The Suffolk County National Bank of Riverhead.

Current Report on Form 8-K – April 15, 2005 – On April 12, 2005, the Board of Directors of Suffolk Bancorp (“the Company”), after an evaluation of certain employment agreements with executive officers, agreed to renew them with certain key employees for one year, renewable annually. These employment agreements become effective only in the event of a change in control of the Company. Renewals were granted to executive officers Thomas S. Kohlmann, President and Chief Executive Officer; J. Gordon Huszagh, Executive Vice President and Chief Financial Officer; Robert C. Dick, Executive Vice President; Frank D. Filipo, Executive Vice President; and Augustus C. Weaver, Executive Vice President, and certain members of senior management of the Company’s banking subsidiary. All terms of the agreements, other than the date of expiration, remain unchanged.

Current Report on Form 8-K – May 24, 2005 – Press Release of May 24, 2005, “Suffolk Bancorp Increases Regular Quarterly Dividend by 5.26%”.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUFFOLK BANCORP

Date: August 4, 2005	/s/ Thomas S. Kohlmann
Thomas S. Kohlmann
President & Chief Executive Officer

Date: August 4, 2005	/s/ J. Gordon Huszagh
J. Gordon Huszagh
Executive Vice President & Chief Financial Officer