Form 10-Q
period 2005-09-30
SUFFOLK BANCORP
filed 2005-11-04
CIK 754673

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐.    No  ☒.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

10,406,721 SHARES OF COMMON STOCK OUTSTANDING AS OF November 1, 2005

This page left blank intentionally.

SUFFOLK BANCORP AND SUBSIDIARIES

SUFFOLK BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CONDITION

(in thousands of dollars except for share and per share data)

	September 30, 2005	December 31, 2004
	unaudited
ASSETS
Cash & Due From Banks	55,856	$37,553
Federal Funds Sold	5,700	2,500
Investment Securities:
Available for Sale, at Fair Value	404,695	427,678
Held to Maturity (Fair Value of $14,451 and $15,151, respectively)
Obligations of States & Political Subdivisions	11,138	11,900
Federal Reserve Bank Stock	638	638
Federal Home Loan Bank Stock	1,930	1,823
Corporate Bonds & Other Securities	100	100

Total Investment Securities	418,501	442,139

Total Loans	883,321	825,430
Less: Allowance for Loan Losses	9,384	8,210

Net Loans	873,937	817,220

Premises & Equipment, Net	22,609	23,005
Accrued Interest Receivable, Net	6,274	5,804
Excess of Cost Over Fair Value of Net Assets Acquired	814	814
Other Assets	16,721	19,183

TOTAL ASSETS	$1,400,412	$1,348,218

LIABILITIES & STOCKHOLDERS’ EQUITY
Demand Deposits	$439,470	$385,736
Saving, N.O.W. & Money Market Deposits	560,371	601,336
Time Certificates of $100,000 or more	18,889	22,737
Other Time Deposits	202,034	187,783

Total Deposits	1,220,764	1,197,592

Federal Home Loan Bank Borrowings	18,500	25,300
Repurchase Agreements	37,275	—
Dividend Payable on Common Stock	2,088	2,061
Accrued Interest Payable	1,276	721
Other Liabilities	19,809	16,332

TOTAL LIABILITIES	1,299,712	1,242,006

STOCKHOLDERS’ EQUITY
Common Stock (par value $2.50; 15,000,000 shares authorized;
10,430,221 and 10,842,537 shares outstanding at September 30, 2005 and December 31, 2004, respectively)	33,884	33,884
Surplus	19,440	19,440
Treasury Stock at Par (3,123,515 and 2,711,199 shares, respectively)	(7,809)	(6,778)
Retained Earnings	55,727	58,195

	101,242	104,741

Accumulated Other Comprehensive Income, Net of Tax	(542)	1,471

TOTAL STOCKHOLDERS’ EQUITY	100,700	106,212

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$1,400,412	$1,348,218

See accompanying notes to consolidated financial statements.

SUFFOLK BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands of dollars except for share and per share data)

	For the Three Months Ended
	September 30, 2005	September 30, 2004
	unaudited	unaudited
INTEREST INCOME
Federal Funds Sold	$29	$136
United States Treasury Securities	96	104
Obligations of States & Political Subdivisions (tax exempt)	625	256
Mortgage-Backed Securities	2,295	2,694
U.S. Government Agency Obligations	1,222	1,095
Corporate Bonds & Other Securities	39	21
Loans	15,042	12,778

Total Interest Income	19,348	17,084

INTEREST EXPENSE
Saving, N.O.W. & Money Market Deposits	974	724
Time Certificates of $100,000 or more	147	88
Other Time Deposits	1,310	1,031
Federal Funds Purchased	363	—
Interest on Other Borrowings	72	—

Total Interest Expense	2,866	1,843

Net-interest Income	16,482	15,241
Provision for Loan Losses	450	225

Net-interest Income After Provision for Loan Losses	16,032	15,016

OTHER INCOME
Service Charges on Deposit Accounts	1,429	1,412
Other Service Charges, Commissions & Fees	657	698
Fiduciary Fees	297	303
Other Operating Income	145	201

Total Other Income	2,528	2,614

OTHER EXPENSE
Salaries & Employee Benefits	5,516	5,358
Net Occupancy Expense	911	669
Equipment Expense	478	537
Other Operating Expense	2,273	2,426

Total Other Expense	9,178	8,990

Income Before Provision for Income Taxes	9,382	8,640
Provision for Income Taxes	3,537	3,433

NET INCOME	$5,845	$5,207

Average: Common Shares Outstanding	10,494,505	10,867,334
Dilutive Stock Options	28,388	30,892

Average Total Common Shares and Dilutive Options	10,522,893	10,898,226

EARNINGS PER COMMON SHARE
Basic	$0.56	$0.48
Diluted	$0.56	$0.48

See accompanying notes to consolidated financial statements.

Page5

SUFFOLK BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands of dollars except for share and per share data)

	For the Nine Months Ended
	September 30, 2005	September 30, 2004
	unaudited	unaudited
INTEREST INCOME
Federal Funds Sold	$80	$223
United States Treasury Securities	288	312
Obligations of States & Political Subdivisions (tax exempt)	1,529	647
Mortgage-Backed Securities	7,531	7,680
U.S. Government Agency Obligations	3,667	3,139
Corporate Bonds & Other Securities	114	59
Loans	42,600	38,750

Total Interest Income	55,809	50,810

INTEREST EXPENSE
Saving, N.O.W. & Money Market Deposits	2,663	2,034
Time Certificates of $100,000 or more	395	270
Other Time Deposits	3,487	3,199
Federal Funds Purchased	852	—
Interest on Other Borrowings	534	40

Total Interest Expense	7,931	5,543

Net-interest Income	47,878	45,267
Provision for Loan Losses	1,125	1,748

Net-interest Income After Provision	46,753	43,519

OTHER INCOME
Service Charges on Deposit Accounts	4,199	4,239
Other Service Charges, Commissions & Fees	1,885	1,916
Fiduciary Fees	858	924
Net Security Gains	—	1,219
Other Operating Income	413	542

Total Other Income	7,355	8,840

OTHER EXPENSE
Salaries & Employee Benefits	16,595	16,206
Net Occupancy Expense	2,779	2,351
Equipment Expense	1,577	1,617
Other Operating Expense	6,984	7,126

Total Other Expense	27,935	27,300

Income Before Provision for Income Taxes	26,173	25,059
Provision for Income Taxes	9,871	9,955

NET INCOME	$16,302	$15,104

Average: Common Shares Outstanding	10,624,175	10,894,156
Dilutive Stock Options	28,762	33,539

Average Total Common Shares and Dilutive Options	10,652,937	10,927,695

EARNINGS PER COMMON SHARE
Basic	$1.53	$1.39
Diluted	$1.53	$1.38

See accompanying notes to consolidated financial statements.

SUFFOLK BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands of dollars)

	For the Nine Months Ended
	September 30, 2005	September 30, 2004
	unaudited	unaudited
NET INCOME	$16,302	$15,104

ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH

CASH FLOWS FROM OPERATING ACTIVITIES
Provision for Loan Losses	1,125	1,748
Depreciation & Amortization	1,601	1,569
Accretion of Discounts	(254)	(266)
Amortization of Premiums	2,787	3,525
Increase in Accrued Interest Receivable	(470)	(43)
Decrease in Other Assets	2,462	1,317
Increase (Decrease) in Accrued Interest Payable	555	(81)
Increase (Decrease) in Other Liabilities	4,833	(959)
Net Security Gains	—	(1,219)

Net Cash Provided by Operating Activities	28,941	20,695

CASH FLOWS FROM INVESTING ACTIVITIES
Principal Payments on Investment Securities Available for Sale	46,912	59,762
Proceeds from Sale of Investment Securities Available for Sale	—	43,604
Purchases of Investment Securities; Available for Sale	(29,874)	(153,754)
Maturities of Investment Securities; Held to Maturity	4,817	6,468
Purchases of Investment Securities; Held to Maturity	(4,161)	(5,661)
Loan Disbursements & Repayments, Net	(57,842)	20,148
Purchases of Premises & Equipment, Net	(1,205)	(1,569)

Net Cash Used in Investing Activities	(41,353)	(31,002)

CASH FLOWS FROM FINANCING ACTIVITIES
Net Increase in Deposit Accounts	23,172	53,540
Dividends Paid to Shareholders	(6,213)	(6,223)
Treasury Shares Acquired	(13,519)	(3,296)
Net Proceeds from (Payments for) Other Borrowings	30,475	(20,000)

Net Cash Provided by Financing Activities	33,915	24,021

Net Increase in Cash & Cash Equivalents	21,503	13,714

Cash & Cash Equivalents Beginning of Period	40,053	56,353

Cash & Cash Equivalents End of Period	$61,556	$70,067

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

The results of operations for the three and nine months ended September 30, 2005 are not necessarily indicative of the results of operations to be expected for the remainder of the year.

(2) Stock-based Compensation

At September 30, 2005, Suffolk had one stock-based employee compensation plan. Suffolk accounts for that plan under the recognition and measurement principles of APB 25, “Accounting for Stock Issued to Employees,” and related interpretations. No stock-based employee compensation costs are reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant.

The following table provides the disclosures required by Statement of Financial Accounting Standards No. 123 “Accounting for Stock Based Compensation” (“SFAS No. 123”) and illustrates the effect on net income and earnings per share if Suffolk had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation, and should be read in conjunction with “Capital Resources” on page 13 in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Quarter Ended September 30,		2005	2004
Net income (in thousands)	As reported	$5,845	$5,207
	Stock-based compensation
	costs determined under fair
	value method for all awards	(17)	(9)

	pro-forma	5,828	5,198
Earnings per share (Basic)	As reported	0.56	0.48
	pro forma	0.55	0.48
Earnings per share (Diluted)	As reported	0.56	0.48
	pro-forma	0.55	0.48

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

(3) Recent Accounting Pronouncements

Suffolk adopted FASB Interpretation 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others,” on January 1, 2003. FIN 45 requires a guarantor entity, at the inception of a guarantee covered by the measurement provisions of the interpretation, to record a liability for the fair value of the obligation undertaken in issuing the guarantee. Suffolk has financial and performance letters of credit. Financial letters of credit require Suffolk to make payment if the customer’s financial condition deteriorates, as defined in the agreements. Performance letters of credit require Suffolk to make payments if the customer fails to perform certain non-financial contractual obligations. Suffolk previously did not record a liability when guaranteeing obligations unless it became probable that Suffolk would have to perform under the guarantee. FIN 45 applies prospectively to guarantees Suffolk issues or modifies subsequent to December 31, 2003. The maximum potential undiscounted amount of future payments of these letters of credit as of September 30, 2005 is $5,703,000 and they expire as follows:

2005	1,379,000
2006	3,263,000
2007	988,000
Therafter	73,000

$5,703,000

Amounts due under these letters of credit would be reduced by any proceeds that Suffolk would be able to obtain in liquidating the collateral for the loans, which varies depending on the customer. The valuation of the allowance for loan losses includes a provision of $8,600 for loan losses based on the letters of credit outstanding on September 30, 2005.

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

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

For the Three-Month Periods ended September 30, 2005 and 2004

Recent Developments

Interest rates have increased throughout the year. This lead to an increase in net interest margin, which increased to 5.21 percent in the third quarter of 2005, from 4.85 percent, in the third quarter of 2004.

Return on average equity increased, to 23.66 percent for the third quarter in 2005, up from 20.88 percent during the third quarter of 2004, and earnings-per-share increased from $0.48 in the third quarter of 2004 to $0.56 in the third quarter of 2005.

Key to maintaining performance was close management of the balance sheet. Steps included:

•	Redirecting flow of investment from the consumer portfolio, comprised primarily of indirect automobile paper to the commercial and commercial real estate portfolios, as well as residential mortgages.

•	Pursuing ongoing program of capital management, which applies leverage to shareholders’ investment by means of the selective repurchase of shares, while maintaining “well-capitalized” status with regulatory agencies.

•	Continuing emphasis on both personal and commercial demand deposits, while allowing more expensive time deposits to decline. Demand deposits increased 8.7 percent quarter to quarter, while savings, N.O.W. and money market deposits declined by 10.3 percent.

Current Trends

•	Consumer loans continue to come under increasing pressure with regard to term, rate, and volume in the face of the incentive programs of the major manufacturers.

•	Commercial mortgages, commercial loans, as well as residential mortgages and home equity loans, have more than made up for that decline.

Net Income

Net income was $5,845,000 for the quarter, up 12.3 percent from $5,207,000 posted during the same period last year. Earnings per share for the quarter were $0.56 versus $0.48, an increase of 16.7 percent.

Interest Income

Interest income was $19,348,000 for the third quarter of 2005, up 13.3 percent from $17,084,000 posted for the same quarter in 2004. Average net loans during the third quarter of 2005 totaled $858,713,000 compared to $814,143,000 for the same period of 2004. During the third quarter of 2005, the yield was 6.09 percent (taxable-equivalent) on average earning assets of $1,289,238,000 up from 5.43 percent on average earning assets of $1,268,378,000 during the third quarter of 2004. Increases in interest income were attributable primarily to an increase in interest income on loans and obligations of states and political subdivisions.

Interest Expense

Interest expense for the third quarter of 2005 was $2,866,000, up 55.5 percent from $1,843,000 for the same period of 2004. During the third quarter of 2005, the cost of funds was 1.38 percent on average interest-bearing liabilities of $829,747,000, up from 0.89 percent on average interest-bearing liabilities of $830,940,000 during the third quarter of 2004. Interest expense increased primarily as a result of increases in market rates of interest, and increased interest on Federal funds purchased and other borrowings.

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

Net Interest Income

Net interest income, before the provision for loan losses, is the largest component of Suffolk’s earnings. It was $16,482,000 for the third quarter of 2005, up 8.1 percent from $15,241,000 during the same period of 2004. The net interest margin for the quarter, on a fully taxable-equivalent basis, was 5.21 percent compared to 4.85 percent for the same period of 2004.

The following table details the components of Suffolk’s net interest income on a taxable-equivalent basis: (in thousands of dollars)

September 30,	2005			2004
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
INTEREST-EARNING ASSETS
U.S. Treasury securities	$9,413	$98	4.16%	$9,645	$106	4.40%
Collateralized mortgage obligations	224,433	2,257	4.02	260,477	2,669	4.10
Mortgage backed securities	2,234	38	6.80	6,350	26	1.64
Obligations of states and political subdivisions	62,976	919	5.84	25,233	378	5.99
U.S. govt. agency obligations	125,467	1,222	3.90	109,794	1,095	3.99
Corporate bonds and other securities	2,668	39	5.85	2,561	21	3.28
Federal funds sold and securities purchased under agreements to resell	3,334	29	3.48	40,175	135	1.34
Loans, including non-accrual loans
Commercial, financial & agricultural loans	172,679	3,019	6.99	166,138	2,213	5.33
Commercial real estate mortgages	293,420	5,093	6.94	243,133	4,136	6.80
Real estate construction loans	54,004	1,473	10.91	38,563	658	6.83
Residential mortgages (1st and 2nd liens)	118,892	1,865	6.27	111,599	1,818	6.52
Home equity loans	79,629	1,338	6.72	68,314	877	5.14
Consumer loans	139,038	2,254	6.48	182,730	3,076	6.73
Other loans (overdrafts)	1,051			3,666

Total interest-earning assets	$1,289,238	$19,644	6.09%	$1,268,378	$17,208	5.43%

Cash and due from banks	$50,425			$51,624
Other non-interest-earning assets	62,520			45,840

Total assets	$1,402,183			$1,365,842

INTEREST-BEARING LIABILITIES
Saving, N.O.W. and money market deposits	$559,863	$974	0.70%	$614,904	$725	0.47%
Time deposits	224,349	1,457	2.60	216,036	1,118	2.07

Total saving and time deposits	784,212	2,431	1.24	830,940	1,843	0.89
Federal funds purchased and securities sold under agreement to repurchase	297	0	0.47
Other borrowings	45,238	435	3.85

Total interest-bearing liabilities	$829,747	$2,866	1.38%	$830,940	$1,843	0.89%

Rate spread			4.71	%		4.54%
Non-interest-bearing deposits	$449,230			$412,839
Other non-interest-bearing liabilities	24,386			22,313

Total liabilities	$1,303,363			$1,266,092
Stockholders’ equity	98,820			99,750

Total liabilities and stockholders’ equity	$1,402,183			$1,365,842

Net-interest income (taxable-equivalent basis) and effective interest rate differential		$16,778	5.21%		$15,365	4.85%
Less: taxable-equivalent basis adjustment		(296)			(124)

Net-interest income		$16,482			$15,241

Other Income

Other income decreased to $2,528,000 for the three months compared to $2,614,000 the previous year. Service charges on deposits were up 1.2 percent. Service charges, including commissions and fees other than for deposits, decreased by 5.9 percent. Trust revenue was down 2.0 percent. Other operating income decreased by 27.9 percent. There were no net gains on the sale of securities for the third quarter of 2005 and 2004.

Other Expense

Other expense for the third quarter of 2005 was $9,178,000, up 2.1 percent from $8,990,000 for the comparable period in 2004. Employee compensation increased by 2.9 percent, net occupancy expense increased 36.2 percent owing primarily to increased rent and building maintenance, equipment expense decreased by 11.0 percent, and other operating expense decreased by 6.3 percent.

In accordance with the requirements of Statement of Financial Accounting Standards 132R (“SFAS 132R”), Suffolk presents information concerning net periodic defined benefit pension expense for the three and nine months ended September 30, 2005 and 2004, including the following components:

	3 months 9/30/2005	3 months 9/30/2004	9 months 9/30/2005	9 months 9/30/2004
Service cost	$298,660	$282,110	$895,980	$846,329
Interest cost	312,648	290,790	937,944	872,370
Expected return on plan assets	(392,810)	(352,111)	(1,178,430)	(1,056,334)
Amortization of prior service cost	(3,595)	(14,492)	(10,785)	(43,475)
Amortization of unrecognized net actuarial loss	48,787	60,515	146,361	181,545

Net periodic benefit expense	$263,690	$266,812	$791,070	$800,435

A contribution of approximately $1,207,000 was made to the pension plan in June of 2005. There were no additional contributions required to be made to the plan in the three months ended September 30, 2005.

Capital Resources

Stockholders’ equity totaled $100,700,000 on September 30, 2005, a decrease of 5.2 percent from $106,212,000 on December 31, 2004. Net income for the year to date of $16,302,000 was offset by dividends of $6,239,000 and by the repurchase of shares totaling $13,519,000. The ratio of equity to assets was 7.2 percent at September 30, 2005 and 7.9 percent at December 31, 2004. The following table details amounts and ratios of Suffolk’s regulatory capital: (in thousands of dollars except ratios)

	Actual		For capital adequacy		To be well capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2005
Total Capital (to risk-weighted assets)	$109,196	10.79%	$80,993	8.00%	$101,241	10.00%
Tier 1 Capital (to risk-weighted assets)	100,309	9.91%	40,496	4.00%	60,745	6.00%
Tier 1 Capital (to average assets)	100,309	7.16%	56,050	4.00%	70,063	5.00%

As of December 31, 2004
Total Capital (to risk-weighted assets)	$112,020	11.94%	$75,051	8.00%	$93,814	10.00%
Tier 1 Capital (to risk-weighted assets)	103,810	11.07%	37,526	4.00%	56,289	6.00%
Tier 1 Capital (to average assets)	103,810	7.54%	55,073	4.00%	68,841	5.00%

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

The provision for the allowance for loan losses was $450,000 for the third quarter of 2005, compared to $225,000 for the comparable period in 2004.

The following table presents information about the allowance for loan losses: (in thousands of dollars except for ratios)

	For the last 12 months	For the three months ended
		Sept. 30 2005	June 30 2005	Mar. 31 2005	Dec. 31 2004
Allowance for loan losses
Beginning balance	$7,980	$8,887	$8,442	$8,210	$7,980
Total charge-offs	748	125	95	277	251
Total recoveries	802	172	165	209	256
Provision for loan losses	1,350	450	375	300	225

Ending balance	$9,384	$9,384	$8,887	$8,442	$8,210

Coverage ratios
Loans, net of discounts: average	$849,614	$867,818	$867,705	$837,584	$825,348
at end of period	862,588	883,321	881,017	860,584	825,430
Non-performing assets	5,134	5,168	4,831	5,172	5,364
Non-performing assets/total loans (net of discount)	0.60%	0.59%	0.55%	0.60%	0.65%
Net charge-offs/average net loans (annualized)	(0.01)%	(0.02)%	(0.03)%	0.03%	0.00%
Allowance/non-accrual, restructured, & OREO	170.45%	181.58%	183.96%	163.23%	153.06%
Allowance for loan losses/net loans	1.01%	1.06%	1.01%	0.98%	0.99%

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

Item 4.

Controls and Procedures

Suffolk’s Chief Executive Officer and Chief Financial Officer (collectively, the “Certifying Officers”) are responsible for establishing and maintaining disclosure controls and procedures as defined in Rules 13a-15(e) of the Securities Exchange Act of 1934 for Suffolk. Based upon their evaluation of these controls and procedures as of September 30, 2005, the Certifying Officers have concluded that Suffolk’s disclosure controls and procedures are effective.

In addition, there has been no significant change in Suffolk’s internal controls over financial reporting that occurred during Suffolk’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, Suffolk’s internal controls over financial reporting.

PART II

Item 2.

Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

The following table details repurchases of common stock during the third quarter of 2005:

Quarter ending	Total shares repurchased	Average price per share	Aggregate cost
September 30, 2005	122,350	$31.52	$3,856,494

Item 6.

Exhibits and Reports on Form 8-K

CERTIFICATION OF PERIODIC REPORT - Exhibit 31.1

CERTIFICATION OF PERIODIC REPORT - Exhibit 31.2

CERTIFICATION OF PERIODIC REPORT - Exhibit 32.1

CERTIFICATION OF PERIODIC REPORT - Exhibit 32.2

The following reports were filed on Form 8-K during the three month period ended September 30, 2005.

Current Report on Form 8-K – July 15, 2005 – Press Release of July 15, 2005, “Suffolk Bancorp Announces Increases In Second Quarter Earnings” - Earnings release for the three months ended June 30, 2005.

Current Report on Form 8-K – August 24, 2005 – Press Release of August 24, 2005, “Suffolk Bancorp Announces Regular Quarterly Dividend”.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUFFOLK BANCORP

Date: November 4, 2005	/s/ Thomas S. Kohlmann
Thomas S. Kohlmann
President & Chief Executive Officer

Date: November 4, 2005	/s/ J. Gordon Huszagh
J. Gordon Huszagh
Executive Vice President & Chief Financial Officer