Form 10-K
period 2005-12-31
SUFFOLK BANCORP
filed 2006-03-10
CIK 754673

On The Cover

Moriches Inlet and Moriches Bay

The region of Brookhaven Township now called Moriches is believed to have been named after a Native American trader named Mertices who lived in the 17th century on the east bank of what is now known as the Terrell River, located midway along Long Island’s south shore. The first Europeans who settled in the area were Puritans. The area was the scene of considerable conflict and seven years occupation by the British during the Revolutionary War. In 1881, the Long Island Rail Road was extended to Moriches, spurring economic development. In recent years, agriculture and fishing have given way to a bedroom community for other, more industrial areas of Long Island. It supports a diverse collection of service businesses. SCNB established an office in Center Moriches in 1985 which, on average, was the third largest in SCNB’s network during 2005.

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

The staff at SCNB works hard to develop and maintain ties to the communities it serves. SCNB’s business includes loans to small and medium-sized commercial enterprises, to professionals, and to individual consumers. In recent years commercial loans of all types have increased as a percentage of the loan portfolio and have made substantial contributions to SCNB’s profitability. SCNB’s primary market is Long Island, New York. Long Island is home to approximately 2.8 million people outside of the limits of New York City and is primarily suburban in nature. Nassau County and the western end of Suffolk County are a center for commerce and are highly developed, supporting a diversified economy. The economy on eastern Long Island is based on services that support tourism, a large number of second homes, and agriculture. Together, they generate family incomes greater than the national average, providing Suffolk Bancorp with a steady and growing demand for loans and other services, and a reliable, reasonably priced supply of deposits.

Financial Highlights

(dollars in thousands, except ratios, share, and per-share information)

December 31,	2005	2004
EARNINGS FOR THE YEAR
Net income	$22,102	$20,875
Net interest income	64,361	60,605
Net income-per-share	2.09	1.92
Cash dividends-per-share	0.79	0.76
BALANCES AT YEAR END
Assets	$1,408,283	$1,348,218
Net loans	895,209	817,220
Investment securities	417,312	442,139
Deposits	1,158,707	1,197,592
Equity	102,001	106,212
Shares outstanding	10,406,721	10,842,537
Book value per common share	$9.80	$9.80
RATIOS
Return on average equity	22.18%	20.85%
Return on average assets	1.59	1.53
Average equity to average assets	7.19	7.35
Net interest margin (taxable-equivalent)	5.09	4.90
Efficiency ratio	50.28	50.24
Net (recoveries) charge-offs to average net loans	(0.01)	0.28

Suffolk Bancorp Annual Meeting	Trading	Independent Public Accountants
Tuesday, April 11, 2006, 1:00 P.M.	Suffolk Bancorp’s common stock is	Grant Thornton LLP
Suffolk County National Bank	traded over-the-counter, and is listed	Two Commerce Square
Administrative Center	on the NASDAQ National Market	Suite 3100
Lower Level	System under the symbol “SUBK.”	2001 Market Street
Four West Second Street		Philadelphia, Pennsylvania 19103
Riverhead, New York	Registrar and Transfer Agent
	Any questions about the registration	General Counsel
S.E.C. Form 10-K	or transfer of shares, the payment,	Smith, Finkelstein, Lundberg,
The Annual Report to the Securities	reinvestment, or direct deposit of	Isler & Yakaboski
and Exchange Commission on Form	dividends can be answered by:	456 Griffing Avenue
10-K and documents incorporated by		Riverhead, New York 11901
reference can be obtained, without	American Stock Transfer
charge, by writing to the Secretary,	& Trust Co.	FDIC Rules and Regulations, Part
Suffolk Bancorp, 4 West Second	59 Maiden Lane	350.4(d)
Street, Riverhead, New York 11901,	New York, New York 10038	This statement has not been reviewed,
or call (631) 727-5667, fax to (631)	1-800-937-5449	or confirmed for accuracy or
727-3214, or e-mail to		relevance, by the Federal Deposit
invest@suffolkbancorp.com		Insurance Corporation.

Dear Shareholder:

Suffolk Bancorp and its wholly owned subsidiary, Suffolk County National Bank, rose to a variety of challenges during 2005. The results were these:

Net income was $22,102,000, up 5.9 percent from $20,875,000 last year. Earnings-per-share were $2.09, up 8.9 percent compared to $1.92 during 2004. Net interest income increased by 6.2 percent, to $64,361,000 from $60,605,000. Income other than from interest declined by 17.3 percent, to $10,166,000. Expense other than for interest increased by 2.3 percent, to $37,474,000 from $36,621,000. Our efficiency ratio was essentially unchanged from year to year at 50.28 percent compared to 50.24 percent, considerably better than in the banking industry as a whole. Return on average assets increased to 1.59 percent from 1.53 percent. Overall we achieved return on average equity of 22.18 percent, up from 20.85 percent last year, substantially in excess of recent averages for our industry.

We did this in a year during which the Federal Reserve Board increased the key fed funds rate eight times, and during which the spread between that rate and the ten-year Treasury narrowed to a scant ten basis points. At the end of the year, the yield curve was actually inverted, with short-term rates exceeding those for intermediate terms. This created incentives for borrowers to extend maturities wherever possible without providing lenders with a premium for the risk inherent in longer terms. This may have been, in part, the result of overcapacity in the banking industry which encouraged many institutions to reach for rates on deposits, and to price loans at levels that were insufficient to account for the risks of both credit and variations in rates of interest.

In this complex environment, our core banking business continued to grow, with earnings-per-share and net income increasing from year to year even without the benefit of securities gains of $1,994,000 in 2004. Along with long-term managerial discipline and prudence, one of the most important characteristics of a successful banking company is flexibility. Key is our ability to discern changes in the economy generally and in our own marketplace, and to develop measured, orderly responses. Our first concern is to protect operating margins, and the second, to take advantage of changed opportunities to bolster profits and thus shareholder value. While the principles underlying Suffolk’s strategic direction and operations remain constant, a review of both balance sheet and income statement reveals significant evolution in our business.

Most important has been the continued redistribution of the loan portfolio out of indirect retail paper. Just three years ago this comprised fully one third of the portfolio, and now it is just 14.7 percent, a level closer to what we believe will be sustainable in light of the structural changes in automobile finance. The loan portfolio grew 9.6 percent from year to year, particularly in commercial real estate, even while overcoming an 18.0 percent decline in indirect paper during that same period. Another example of our adaptability has been in the composition of our investment portfolio, where we have redeployed cash flow from maturing collateralized mortgage obligations, originally purchased to provide downside protection while rates fell to their recent, historic lows, to purchase municipal securities that provide superior returns in the current environment.

We have adapted to the current and somewhat peculiar interest rate environment by further sharpening our focus on demand deposits, primarily in lending relationships, and on those time deposits that are less sensitive to price. The result has been a 10.0 percent increase in demand deposits, a 13.3 percent decline in non-maturity deposits, and a decline in total deposits of 3.2 percent from year to year. We have replaced these funds with borrowings in the capital markets, and expect to continue to do so until the yield curve assumes a more normal, upward slope and the cost of new deposits is more favorable. The result of this repositioning has been a net interest margin of 5.09 percent for the year, up from 4.90 percent a year ago. This compares to 4.05 and 3.97 percent, respectively for the industry as a whole.

Absent the effect of securities gains taken last year as we repositioned the investment portfolio, non-interest income declined by 1.3 percent for the year. This was a reflection of sharp competition among banks offering “free” services during 2005. Non-interest expense increased modestly, by only 2.3 percent year to year. The exception was for occupancy as we outgrew certain locations and moved to larger quarters. Facilities in other locations were upgraded to attract and retain customers, and we opened a new office in Deer Park, New York.

Finally, we continue to manage the capital account to adjust it to the size of the business at hand and thus maximize leverage for our shareholders’ benefit, having repurchased just over 4 percent of the shares outstanding one year ago. This permits us to provide a return to those shareholders who wish to exit their position in Suffolk Bancorp stock while concentrating earnings-per-share among our continuing shareholders and allowing them to time their gains as best benefits their individual tax positions. We balance this with a cash dividend that runs between 35 and 40 percent of net income for shareholders who prefer current income.

Our first obligation to our shareholders is to remain alert to both the challenges and opportunities of our markets as they develop, and to craft strategies and tactics to make the most of them. There are a number of countervailing pressures in our marketplace and in the economy. One obvious example lies in the demographics of our primary market on Long Island. By almost any measure, they are enviable, whether one measures median family incomes, median net worth, business activity, or education. This provides us with rich opportunity, but also attracts the attention of competitors from outside the region, making our market not only attractive, but fiercely competitive, where superior service is our essential edge.

My colleagues and I are committed to finding the best mix of responses to maximize our returns to our shareholders over the long haul. We believe that the key is controlled, orderly growth that finds balance among a wide variety of factors. We believe that we have accomplished that during 2005, and we plan to continue to do so in 2006. This year, as always, we are grateful for your steady support and confidence in our enterprise.

Sincerely,

Thomas S. Kohlmann
President & Chief Executive Officer

PRICE RANGE OF COMMON STOCK AND DIVIDENDS

Suffolk’s common stock is traded in the over-the-counter market, and is quoted on the NASDAQ National Market System under the symbol “SUBK.” Following are quarterly high and low prices of Suffolk’s common stock as reported by NASDAQ.

2005	High	Low	Dividends	2004	High	Low	Dividends
First Quarter	$35.62	$30.95	$0.19	First Quarter	$36.30	$33.34	$0.19
Second Quarter	34.49	25.68	0.20	Second Quarter	36.00	29.69	0.19
Third Quarter	34.76	28.94	0.20	Third Quarter	32.95	29.74	0.19
Fourth Quarter	37.00	27.01	0.20	Fourth Quarter	35.77	29.73	0.19

At January 31, 2006, there were approximately 1,639 equity holders of record and approximately 2,400 beneficial shareholders of the Company’s common stock.

SUMMARY OF SELECTED FINANCIAL DATA

FIVE-YEAR SUMMARY: (dollars in thousands except per-share amounts)

For the years	2005	2004	2003	2002	2001
Interest income	$75,673	$67,984	$70,995	$78,428	$79,565
Interest expense	11,312	7,379	9,801	16,088	24,342

Net interest income	64,361	60,605	61,194	62,340	55,223
Provision for loan losses	1,575	1,973	932	1,380	1,544

Net interest income after provision	62,786	58,632	60,262	60,960	53,679
Other income	10,166	12,294	11,310	10,073	9,548
Other expense	37,474	36,621	36,190	35,744	32,307

Income before income taxes	35,478	34,305	35,382	35,289	30,920
Provision for income taxes	13,376	13,430	14,046	14,020	12,235

Net Income	$22,102	$20,875	$21,336	$21,269	$18,685

BALANCE AT DECEMBER 31:
Federal funds sold	$—	$2,500	$4,300	$17,500	$17,600
Investment securities — available for sale	400,038	427,678	376,189	359,903	241,061
Investment securities — held to maturity	17,273	14,461	14,641	16,983	13,559

Total investment securities	417,311	442,139	390,830	376,886	254,620
Net loans	895,209	817,220	830,510	779,862	787,285
Total assets	1,408,283	1,348,218	1,328,757	1,272,717	1,164,947
Total deposits	1,158,707	1,197,592	1,187,496	1,142,582	1,051,712
Other borrowings	127,975	25,300	20,000	—	—
Stockholders’ equity	$102,001	$106,212	$100,170	$108,793	$96,837
SELECTED FINANCIAL RATIOS:
Performance:
Return on average equity	22.18%	20.85%	21.93%	21.12%	20.55%
Return on average assets	1.59	1.53	1.64	1.72	1.73
Net interest margin (taxable-equivalent)	5.09	4.90	5.13	5.45	5.62
Efficiency ratio	50.28	50.24	49.91	49.36	49.88
Average equity to average assets	7.19	7.35	7.50	8.13	8.41
Dividend pay-out ratio	37.56	39.69	38.74	34.70	33.89
Asset quality:
Non-performing assets to total loans, net of discount	0.49	0.65	0.22	0.22	0.25
Non-performing assets to total assets	0.32	0.40	0.14	0.14	0.17
Allowance to non-performing assets	220.41	153.06	470.09	494.60	448.42
Allowance to loans, net of discount	1.09	0.99	1.02	1.10	1.11
Net (recoveries) charge-offs to average net loans	(0.01)	0.28	0.13	0.19	0.06
PER-SHARE DATA:
Net income (basic)	2.09	1.92	1.92	1.82	1.58
Cash dividends	0.79	0.76	0.76	0.68	0.56
Book value at year-end	9.80	9.80	9.15	9.47	8.23
Highest market value	37.00	36.30	37.58	39.60	29.13
Lowest market value	25.68	29.69	29.40	26.50	15.13
Average shares outstanding	10,570,896	10,882,327	11,055,897	11,657,984	11,822,452

Number of full-time-equivalent employees	369	374	377	391	381
Number of branch offices	27	26	26	27	26
Number of automatic teller machines	25	25	24	23	20

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

The discussion that follows analyzes Suffolk Bancorp’s (“Suffolk”) operations for each of the past three years and its financial condition as of December 31, 2005 and 2004, respectively. Selected tabular data are presented for each of the past five years.

Summary of Recent Developments and Current Trends

Suffolk Bancorp is a one-bank holding company engaged in the commercial banking business through Suffolk County National Bank, a full-service commercial bank headquartered in Riverhead, New York. “SCNB” is Suffolk Bancorp’s wholly owned subsidiary. Organized in 1890, Suffolk County National Bank is headquartered on Long Island, with 27 offices in Suffolk County, New York.

Recent Developments

Interest rates rose gradually during the year, in part as a result of increases to the federal funds and discount targets set by the Federal Reserve Board. At times, both short- and long-term rates rose in parallel, but during the course of the year, short-term rates rose more than long-term rates. At the end of the year, the short end of the yield curve had inverted, meaning that rates for certain shorter terms exceeded those for certain other intermediate terms. Suffolk’s net interest margin increased to 5.09 percent from 4.90 percent, year to year.

Return on average equity increased, to 22.18 percent for the year from 20.85 percent during 2004, and basic earnings-per-share increased to $2.09, from $1.92 during the prior year.

Key to maintaining performance was close management of the balance sheet. Steps included:

•	Continuing to redirect the flow of investment from the consumer portfolio, comprised primarily of indirect automobile paper, to the commercial loan and commercial real estate portfolios, residential mortgages, and construction loans.

•	Repositioning the investment portfolio from maturing collateralized mortgage obligations, originally purchased to provide downside protection from falling rates, to purchase municipal securities currently providing higher returns.

•	Pursuing an ongoing program of capital management, which applies leverage to shareholders’ investment by means of the selective repurchase of shares, while maintaining “well-capitalized” status with regulatory agencies. During the year, Suffolk repurchased approximately 4.0 percent of the shares outstanding at the beginning of 2005.

•	Ongoing emphasis on both commercial and personal demand deposits, while allowing more expensive time deposits to decline. Demand deposits increased 10.0 percent year to year, while other interest-bearing deposits declined by 9.5 percent.

•	Loan recoveries exceeded loan charge-offs at 1 basis point of average net loans, well below industry averages.

Current Trends

•	Consumer loans continued to decline in the face of the incentive programs of the major manufacturers.

•	Commercial loans and mortgages, home equity loans, and construction loans more than made up for that decline, with increasing rates of return. However, overcapacity in the industry in combination with an inverted yield curve has encouraged certain competitors to price loans without an appropriate premium for the risk inherent in longer terms.

•	Changes in the balance of funding from deposits to borrowings from capital markets were undertaken to moderate the rate of increase in interest paid for deposits. Again, overcapacity in the industry has encouraged certain competitors to price deposits above comparable instruments in the money markets.

Suffolk’s Business

Nearly all of Suffolk’s business is to provide banking services to its commercial and retail customers in Suffolk County, on Long Island, New York. Suffolk is a one-bank holding company. Its banking subsidiary, Suffolk County National Bank (the “Bank”), operates 27 full-service offices in Suffolk County, New York. It offers a full line of domestic, retail, and commercial banking services, and trust services. The Bank’s primary lending area includes all of Suffolk County, New York, and a limited number of loans or loan-participations in the adjacent markets of Nassau County and New York City. The Bank makes loans that are secured by commercial real estate and float with the prime rate, which are retained in the Bank’s portfolio: commercial and industrial loans to small manufacturers, wholesalers, builders, farmers, and retailers, including dealer financing. The Bank serves as an indirect lender to the customers of a number of automobile dealers. The Bank also makes loans secured by residential mortgages, and both fixed and floating rate second mortgage loans with a variety of plans for repayment. Real estate construction loans are also offered.

Other investments are made in short-term United States Treasury debt, high-quality obligations of municipalities in New York State, issues of agencies of the United States government, collateralized mortgage obligations, mortgage-backed securities, and stock in the Federal Reserve Bank and the Federal Home Loan Bank of New York, each required as a condition of membership.

The Bank finances most of its activities with deposits, including demand, saving, N.O.W., and money market accounts, as well as term certificates. It also relies on other short-term sources of funds, including inter-bank overnight loans, and sale-repurchase agreements.

General Economic Conditions

Long Island has a population of approximately 2.8 million people, which accounts for 15 percent of the population of New York State. Long Island has a total population greater than that of 19 states, and in fact, if it were a city, it would rank as the fourth largest in the nation. Health is the largest industry cluster; government and military is the largest segment of the regional economy; and the finance and insurance cluster has the greatest economic impact. Long Island added about 13,546 jobs, growing from 1.24 million in 2004 to 1.26 million in 2005; this is an increase of 1.2 percent. Of these 13,545 new jobs, net, 13,568 were added in private industry and 23 jobs were lost in the government and military sectors. Long Island’s total employment increased by about 13.2 percent, or 152,850 jobs, from 1995 to 2005. Private industry employment increased by more than 10 percent and government and military employment increased 7 percent. (Source: Long Island Index 2006)

The economy on Long Island continued to prosper during 2005. Interest rates continued to rise from their low point during 2004. Demand for finance, information, transportation, and tourism continued, and employment remained stable in the region. Long Island has a highly educated and skilled work force and a diverse industrial base. It is adjacent to New York City, one of the world’s largest centers of distribution and a magnet for finance and culture. The island’s economic cycles vary from those of the national economy. In general, Long Island’s economy seems to have been more stable than the national economy, owing in part to its comparative diversity.

Results of Operations

Net Income

Net income was $22,102,000 compared to $20,875,000 last year and $21,336,000 in 2003. These figures represent an increase of 5.9 percent and a decrease of 2.2 percent, respectively. Basic earnings-per-share were $2.09 during 2005, compared to $1.92 last year and $1.92 in 2003.

Net Interest Income

Net interest income during 2005 was $64,361,000, up 6.2 percent from $60,605,000 in 2004, which was down 1.0 percent from $61,194,000 in 2003. Net interest income is the most important part of the net income of Suffolk. The effective interest rate differential, on a taxable-equivalent basis, was 5.09 percent in 2005, 4.90 percent during 2004, and 5.13 percent in 2003. Average rates on average interest-earning assets increased to 5.97 percent in 2005, up from 5.50 percent in 2004, and 5.95 percent in 2003. Average rates on average interest-bearing liabilities increased to 1.34 percent in 2005, up from 0.89 percent in 2004, which was down from 1.19 percent in 2003. The interest rate differential increased in 2005, up from 2004 and 2003. Demand deposits remained a significant source of funds as a percentage of total liabilities.

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

	2005			2004			2003
Year ended December 31,	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Interest-earning assets
U.S. Treasury securities	$9,416	$393	4.17%	$9,790	$423	4.32%	$9,960	$424	4.26%
Collateralized mortgage obligations	230,248	9,457	4.11	251,934	10,203	4.05	244,547	9,936	4.06
Mortgage-backed securities	2,733	140	5.12	6,875	162	2.36	12,871	460	3.57
Obligations of states & political subdivisions	57,587	3,269	5.68	26,022	1,442	5.54	14,397	837	5.81
U.S. government agency obligations	125,443	4,896	3.90	107,601	4,342	4.04	85,743	3,691	4.30
Corporate bonds & other securities	3,055	147	4.81	2,486	80	3.22	2,190	94	4.29
Federal funds sold & securities purchased under agreements to resell	2,904	91	3.13	23,919	310	1.30	20,365	221	1.09
Loans, including non-accrual loans
Commercial, financial & agricultural loans	169,338	11,392	6.73	168,188	8,832	5.25	158,950	8,504	5.35
Commercial real estate mortgages	288,065	19,965	6.93	240,146	16,381	6.82	200,829	14,794	7.37
Real estate construction loans	56,191	5,134	9.14	37,630	2,693	7.16	36,892	3,332	9.03
Residential mortgages (1st and 2nd liens)	117,575	7,476	6.36	110,594	7,011	6.34	102,128	7,125	6.98
Home equity loans	78,465	5,082	6.48	66,510	3,439	5.17	52,489	2,798	5.33
Consumer loans	142,426	9,268	6.51	191,980	13,134	6.84	253,126	19,060	7.53
Other loans	2,098	—	—	1,717	—	—	3,016	—	—

Total interest-earning assets	$1,285,544	$76,710	5.97%	$1,245,392	$68,452	5.50%	$1,197,503	$71,276	5.95%

Cash & due from banks	$47,803			$52,403			$50,241
Other non-interest-earning assets	52,732			64,901			50,105

Total assets	$1,386,079			$1,362,696			$1,297,849

Interest-bearing liabilities
Saving, N.O.W. & money market deposits	$561,137	$3,689	0.66%	$600,668	$2,755	0.46%	$569,262	$3,659	0.64%
Time deposits	218,825	5,431	2.48	220,248	4,577	2.08	253,044	6,081	2.40

Total saving & time deposits	779,962	9,120	1.17	820,916	7,332	0.89	822,306	9,740	1.18
Federal funds purchased & securities sold under agreements to repurchase	781	25	3.20	27	0	1.45	560	12	2.14
Other borrowings	62,388	2,167	3.47	3,815	47	1.23	3,941	49	1.24

Total interest-bearing liabilities	$843,131	$11,312	1.34%	$824,758	$7,379	0.89%	$826,807	$9,801	1.19%

Rate spread			4.63%			4.60%			4.77%
Non-interest-bearing deposits	$423,214			$401,718			$352,588
Other non-interest-bearing liabilities	20,066			36,114			21,179

Total liabilities	$1,286,411			$1,262,590			$1,200,574
Stockholders’ equity	99,668			100,106			97,275

Total liabilities & stockholders’ equity	$1,386,079			$1,362,696			$1,297,849
Net interest income (taxable-equivalent basis)
& effective interest rate differential		$65,398	5.09%		$61,073	4.90%		$61,475	5.13%
Less: taxable-equivalent basis adjustment		(1,037)			(468)			(281)

Net interest income		$64,361			$60,605			$61,194

Interest income on a taxable-equivalent basis includes the additional amount of interest income that would have been earned if Suffolk’s investment in nontaxable U.S. Treasury securities and state and municipal obligations had been subject to New York State and federal income taxes yielding the same after-tax income. The rate used for this adjustment was approximately 34 percent for federal income taxes and 9 percent for New York State income taxes for all periods. For each of the years 2005, 2004, and 2003, $1.00 of nontaxable income from obligations of states and political subdivisions equates to fully taxable income of $1.52. In addition, in 2005, 2004, and 2003, $1.00 of nontaxable income on U.S. Treasury securities equates to $1.02 of fully taxable income. The amortization of loan fees is included in interest income.

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

	In 2005 over 2004			In 2004 over 2003
	Changes Due to			Changes Due to
	Volume	Rate	Net Change	Volume	Rate	Net Change
Interest-earning assets
U.S. Treasury securities	$(16)	$(14)	$(30)	$(7)	$6	$(1)
Collateralized mortgage obligations	(889)	143	(746)	299	(32)	267
Mortgage-backed securities	(137)	115	(22)	(172)	(126)	(298)
Obligations of states & political subdivisions	1,776	51	1,827	639	(31)	608
U.S. government agency obligations	700	(146)	554	894	(243)	651
Corporate bonds & other securities	21	46	67	12	(26)	(14)
Federal funds sold & securities purchased under agreements to resell	(421)	202	(219)	43	46	89
Loans, including non-accrual loans	2,427	4,400	6,827	636	(4,760)	(4,124)

Total interest-earning assets	$3,461	$4,797	$8,258	$2,344	$(5,166)	$(2,822)

Interest-bearing liabilities
Saving, N.O.W., & money market deposits	$(192)	$1,126	$934	$193	$(1,096)	$(903)
Time deposits	(29)	883	854	(736)	(768)	(1,504)
Federal funds purchased & securities	24	1	25	(8)	(3)	(11)
Other borrowings	1,895	225	2,120	(2)	—	(2)

Total interest-bearing liabilities	$1,698	$2,235	$3,933	$(553)	$(1,867)	$(2,420)

Net change in net interest income (taxable-equivalent basis)	$1,763	$2,562	$4,325	$2,897	$(3,299)	$(402)

Interest Income

Interest income increased to $75,673,000 in 2005, up 11.3 percent from $67,984,000 in 2004, which was down 4.2 percent from $70,995,000 in 2003.

Investment Securities

Average investment in U.S. government agency securities increased to $125,443,000 from $107,601,000 in 2004, which was up from $85,743,000 in 2003. Average balances of CMO’s decreased to $230,248,000 in 2005 from $251,934,000 in 2004, and $244,547,000 in 2003. Average investments in municipal securities increased to $57,587,000 in 2005, up from $26,022,000 in 2004 and $14,397,000 in 2003. U.S. Treasury, U.S. government agency, collateralized mortgage obligations, and municipal securities provide collateral for various liabilities to municipal depositors. Securities are Suffolk’s primary source of liquidity. With regard to securities characterized as available for sale, in general, Suffolk has the intent and ability to hold them until maturity. The following table summarizes Suffolk’s investment securities available for sale and held to maturity as of the dates indicated: (in thousands)

December 31,	2005	2004	2003
Investment securities available for sale, at fair value:
U.S. Treasury securities	$9,337	$9,516	$9,840
U.S. government agency debt securities	123,421	127,049	102,554
Collateralized mortgage obligations agency issues	194,404	257,199	245,917
Collateralized mortgage obligations private issues	—	405	1,590
Mortgage-backed securities	1,788	4,231	9,399
Obligations of states & political subdivisions	71,088	29,278	6,889

Total investment securities available for sale	400,038	427,678	376,189

Investment securities held to maturity:
Obligations of states & political subdivisions	11,378	11,900	12,369
Corporate bonds & other securities	5,896	2,561	2,272

Total investment securities held to maturity	17,274	14,461	14,641

Total investment securities	$417,312	$442,139	$390,830

Fair value of investment securities held to maturity	$17,885	$15,151	$15,365
Unrealized gains	664	732	733
Unrealized losses	53	42	9

The amortized cost, maturities, and approximate weighted average yields, at December 31, 2005 are as follows: (in thousands)

	Available for Sale						Held to Maturity
	U.S. Treasury Securities		U.S. Govt. Agency Debt		Obligations of States & Political Subdivisions		Obligations of States & Political Subdivisions		Corporate Bonds & Other Securities
Maturity (in years)	Fair Value	Yield	Fair Value	Yield	Fair Value	Yield	Amortized Cost	Yield	Amortized Cost	Yield	Total	Yield
Within 1	$5,954	4.49%	$502	3.41	$—	—	$4,063	3.19%	$—	—	$10,519	3.94%
After 1 but within 5	3,383	3.47	122,919	3.85%	1,031	3.86	1,378	4.06%	—	—	$128,711	3.84%
After 5 but within 10	—	—	—	—	20,554	3.57	2,650	4.43	—	—	$23,204	3.67%
After 10	—	—	—	—	49,503	3.83%	3,287	5.92%	—	—	$52,790	3.96%
Other securities	—	—	—	—	—	—	—	—	5,896	—	$5,896	—

Subtotal	$9,337	4.12%	$123,421	3.85%	$71,088	3.76%	$11,378	4.37%	$5,896	—	$221,120	3.75%
Collateralized mortgage obligations											$194,404	3.92%
Mortgage-backed securities											$1,788	5.26%

Total	$9,337	4.12%	$123,421	3.85%	$71,088	3.76%	$11,378	4.37%	$5,896	—	$417,312	3.84%

As a member of the Federal Reserve System, the Bank owns Federal Reserve Bank stock with a book value of $638,000. Being an equity investment, the stock has no maturity. There is no public market for this investment. The last dividend was 6 percent.

As a member of the Federal Home Loan Bank of New York, the Bank owns Federal Home Loan Bank of New York stock with a book value of $5,158,000. Being an equity investment, the stock has no maturity. There is no public market for this investment. The last declared dividend was 5.11 percent.

Loan Portfolio

Loans, net of unearned discounts but before the allowance for loan losses, totaled $905,037,000. Loans secured by commerical real estate amounted to $308,436,000 and comprise 34.1 percent of the portfolio, the largest single component, up from $262,262,000 in 2004, and $232,119,000 in 2003. Commercial and industrial loans followed at $179,523,000, up 13.5 percent from $158,205,000 at the end of 2004. These loans are made to small local businesses throughout Suffolk County. Commercial loan balances are seasonal, particularly in the Hamptons where retail inventories rise in the spring and decline by autumn. Consumer loans are a declining part of the portfolio. Net of unearned discounts, they totaled $132,930,000 at the end of 2005, down 18.0 percent from $162,206,000 at year-end 2004. Consumer loans include primarily indirect, dealer-generated automobile loans. Competition among commercial banks and with captive finance companies of automobile manufacturers has reduced yields and volume. Additionally, rising fuel costs and uncertainties regarding the economic impact of recent hurricanes have led to a decline in consumer confidence, affecting automobile sales. As commerce on Long Island strengthened, commercial mortgages offered continuing opportunity.

The remaining significant components of the loan portfolio are residential mortgages at $131,006,000, up 13.9 percent from $114,969,000; home equity loans at $80,775,000, up 7.0 percent from $75,486,000; and construction loans at $67,411,000, up 33.6 percent from $50,455,000. Current economic trends indicate a slowing housing market, as inventories of unsold homes increased and interest rates gradually increased.

The following table categorizes total loans (net of unearned discounts) at December 31: (in thousands)

	2005		2004		2003		2002		2001
Commercial, financial & agricultural loans	$179,523	19.8%	$158,205	19.2%	$171,616	20.5%	$150,130	19.0%	$133,076	16.7%
Commercial real estate mortgages	308,436	34.1%	262,262	31.8%	232,119	27.7%	183,501	23.3%	173,092	21.7%
Real estate — construction loans	67,411	7.4%	50,455	6.1%	30,461	3.6%	36,558	4.6%	27,365	3.4%
Residential mortgages (1st and 2nd liens)	131,006	14.5%	114,969	13.9%	113,979	13.6%	94,864	12.0%	95,424	12.0%
Home equity loans	80,775	8.9%	75,486	9.1%	60,397	7.2%	44,349	5.6%	31,699	4.0%
Consumer loans	132,930	14.7%	162,206	19.7%	229,711	27.4%	277,633	35.2%	334,849	42.1%
Other loans	4,956	0.5%	1,847	0.2%	778	0.1%	1,522	0.2%	605	0.1%

Total loans (net of unearned discounts)	$905,037	100%	$825,430	100%	$839,061	100%	$788,557	100%	$796,110	100%

Non-Performing Loans

Generally, recognition of interest income is discontinued when reasonable doubt exists as to whether interest can be collected. Ordinarily, loans no longer accrue interest when 90 days past due. When a loan stops accruing interest, all interest accrued in the current year, but not collected, is reversed against interest income in the current year. Any interest accrued in prior years is charged against the allowance for loan losses. Loans start accruing interest again when they become current as to principal and interest, and when, in the opinion of management, they can be collected in full. All non-performing loans, of a material amount, are reflected in the foregoing tables. The following table shows non-accrual, past due, and restructured loans at December 31: (in thousands)

	2005	2004	2003	2002	2001
Loans accruing but past due contractually 90 days or more	$—	$—	$1,286	$349	$1,505
Loans not accruing interest	4,459	5,337	1,784	1,560	1,912
Restructured loans	—	27	35	198	56

Total	$4,459	$5,364	$3,105	$2,107	$3,473

Interest on loans that are restructured or are no longer accruing interest would have amounted to about $335,000 for 2005 under the contractual terms of those loans. Suffolk records the payment of interest on such loans as a reduction of principal. Interest income recognized on restructured and non-accrual loans was immaterial for the years 2005, 2004, and 2003. Suffolk has a formal procedure for internal credit review to more precisely identify risk and exposure in the loan portfolio. A single credit, the circumstances of which are particular to that loan, is included in non-accrual loans as of December 31, 2005 and 2004. Management does not believe that it is reflective of a systemic weakness in the loan portfolio or of the underwriting standards and procedures.

Summary of Loan Losses and Allowance for Loan Losses

The allowance for loan losses is determined by continuous analysis of the loan portfolio. That analysis includes changes in the size and composition of the portfolio, historical loan losses, industry-wide losses, current and anticipated economic trends, and details about individual loans. It also includes estimates of the actual value of collateral and other possible sources of repayment. There can be no assurance that the allowance is, in fact, adequate. When a loan, in full or in part, is deemed uncollectible, it is charged against the allowance. This happens when it is well past due and the borrower has not shown the ability or intent to make the loan current, or the borrower does not have enough assets to pay the debt, or the value of the collateral is less than the balance of the loan and not likely to improve soon. Residential real estate and consumer loans are analyzed as a group and not individually because of the large number of loans, small balances, and historically low losses. In the future, the provision for loan losses may change as a percentage of total loans. The percentage of net recoveries to average net loans during 2005 was 0.01 percent, compared to net charge-offs of 0.28 percent in 2004, and 0.13 percent during 2003. The ratio of the allowance for loan losses to loans, net of discounts, was 1.09 percent at the end of 2005, up from 0.99 percent in 2004, which was down from 1.02 percent in 2003. A summary of transactions follows: (in thousands)

Year ended December 31,	2005	2004	2003	2002	2001
Allowance for loan losses, January 1,	$8,210	$8,551	$8,695	$8,825	$7,749

Loans charged-off:
Commercial, financial & agricultural loans	180	2,130	110	27	111
Commercial real estate mortgages	—	—	—	—	—
Real estate — construction loans	—	—	—	—	—
Residential mortgages (1st and 2nd liens)	—	—	—	—	—
Home equity loans	—	—	62	—	—
Consumer loans	428	1,059	1,835	1,826	691
Lease finance	—	—	—	—	—
Other loans	—	—	5	—	4

Total Charge-offs	$608	$3,189	$2,012	$1,853	$806

Loans recovered after being charged-off	2005	2004	2003	2002	2001
Commercial, financial & agricultural loans	46	50	23	33	178
Commercial real estate mortgages	—	—	—	—	—
Real estate — construction loans	—	—	—	—	—
Residential mortgages (1st and 2nd liens)	—	—	—	—	—
Home equity loans	—	—	—	—	—
Consumer loans	605	825	913	310	160
Lease finance	—	—	—	—	—
Other loans	—	—	—	—	—
Total recoveries	$651	$875	$936	$343	$338

Net loans (recovered) charged-off	(43)	2,314	1,076	1,510	468
Provision for loan losses	1,575	1,973	932	1,380	1,544

Allowance for loan losses, December 31,	$9,828	$8,210	$8,551	$8,695	$8,825

The following table summarizes the allowance for loan losses allocated by loan type: (dollars in thousands)

As of December 31,	2005	% of Total	2004	% of Total	2003	% of Total	2002	% of Total	2001	% of Total
Commercial, financial & agricultural loans	$5,209	53.0%	$4,004	48.8%	$3,072	35.9%	$3,213	37.0%	$3,819	43.3%
Commercial real estate mortgages	2,431	24.7%	2,597	31.6%	2,939	34.4%	2,760	31.7%	2,282	25.9%
Real estate — construction loans	388	3.9%	261	3.2%	208	2.4%	305	3.5%	202	2.3%
Residential mortgages (1st and 2nd liens)	162	1.6%	215	2.6%	233	2.7%	143	1.6%	138	1.6%
Home equity loans	502	5.1%	540	6.6%	551	6.4%	468	5.4%	401	4.5%
Consumer loans	434	4.4%	593	7.2%	1,389	16.2%	1,598	18.4%	1,867	21.2%
Unallocated allowance	702	7.1%	—	0.0%	159	1.9%	208	2.4%	116	1.3%

Allowance for loan losses	$9,828	100.0%	$8,210	100.0%	$8,551	100.0%	$8,695	100.0%	$8,825	100.0%

The following table presents information concerning loan balances and asset quality: (dollars in thousands)

Year ended December 31,	2005	2004	2003	2002	2001
Loans, net of discounts:
Average	$863,057	$825,348	$816,058	$781,521	$776,936
At end of period	905,037	825,430	839,061	790,450	785,322
Non-performing assets/total loans, net of discounts	0.49%	0.65%	0.22%	0.22%	0.25%
Non-performing assets/total assets	0.32	0.40	0.14	0.14	0.17
Ratio of net (recoveries) charge-offs/average net loans	(0.01)	0.28	0.13	0.19	0.06
Net (recoveries) charge-offs/net loans at December 31,	(0.00)	0.28	0.13	0.19	0.06
Allowance for loan losses/loans, net of discounts	1.09	0.99	1.02	1.10	1.11

Interest Expense

Interest expense in 2005 was $11,312,000, up from $7,379,000 the year before, which was down from $9,801,000 during 2003. Most interest was paid for the deposits of individuals, businesses, and various governments and their agencies. Short-term borrowings may include federal funds purchased (short-term lending by other banks), securities sold under agreements to repurchase, and Federal Home Loan Bank borrowings. The Federal Reserve Bank discount window was available though not used during 2005. Short-term borrowings averaged $63,169,000 during 2005, $3,842,000 during 2004, and $4,501,000 during 2003.

Deposits

Average interest-bearing deposits decreased to $779,962,000 in 2005, down 5.0 percent from $820,916,000 in 2004. Saving, N.O.W., and money market deposits decreased during 2005, averaging $561,137,000, down 6.6 percent from 2004 when they averaged $600,668,000. Average time certificates of less than $100,000 totaled $198,856,000, down 0.7 percent from $200,283,000 in 2004. Average time certificates of $100,000 or more totaled $19,969,000, up very slightly from $19,965,000 during 2004. Each of the Bank’s demand deposit accounts has a related non-interest-bearing sweep account. The sole purpose of the sweep accounts is to reduce the non-interest-bearing reserve balances that the Bank is required to maintain with the Federal Reserve Bank, and thereby increase funds available for investment. Although the sweep accounts are classified as saving accounts for regulatory purposes, they are included in demand deposits in the accompanying consolidated statements of condition.

The following table classifies average deposits for each of the periods indicated: (in thousands)

	2005		2004		2003
	Average	Average Rate Paid	Average	Average Rate Paid	Average	Average Rate Paid
Demand deposits	$423,214		$401,718		$352,588
Saving deposits	364,837	0.54%	388,712	0.42%	381,971	0.64%
N.O.W. & money market deposits	196,300	0.87	211,956	0.53	187,291	0.65
Time certificates of $100,000 or more	19,969	2.72	19,965	1.84	22,822	2.09
Other time deposits	198,856	2.46	200,283	2.10	230,222	2.43

Total deposits	$1,203,176		$1,222,634		$1,174,894

At December 31, 2005, the remaining maturities of time certificates of $100,000 or more were as follows: (in thousands)

3 months or less	$8,136
Over 3 through 6 months	3,464
Over 6 through 12 months	1,722
Over 12 months	2,503

Total	$15,825

Short-Term Borrowings

Suffolk uses short-term funding when it is advantageous to do so in comparison with the alternatives. As the yield curve remained flat, short-term funding activity increased during 2005. This includes borrowings from the Federal Home Loan Bank, lines of credit for federal funds with correspondent banks, retail sale-repurchase agreements, and the Federal Reserve Bank discount window. Average balances of federal funds purchased were $781,000 and $27,000 for 2005 and 2004, respectively. Average balances of Federal Home Loan Bank borrowings were $27,961,000 during 2005 and $3,815,000 in 2004. Average balance of repurchase agreements were $34,427,000 during 2005. There were no repurchase agreements made during 2004.

Other Income

Other income decreased to $10,166,000 during 2005, down 17.3 percent from $12,294,000 during 2004, which was up 8.7 percent from $11,310,000 during 2003. Service charges on deposit accounts remained flat from 2004 to 2005, and from 2003 to 2004. Other service charges were up 1.0 percent and down 0.7 percent for the same periods, respectively. Fiduciary fees in 2005 totaled $1,183,000, down 2.0 percent from 2004 when they amounted to $1,207,000, which was up 0.7 percent from 2003, at $1,199,000. There were no net gains on sales of securities in 2005. Net gains on sales of securities amounted to $1,994,000 and $464,000 in 2004 and 2003, respectively.

Other Expense

Other expense during 2005 was $37,474,000, up 2.3 percent from 2004 when it was $36,621,000, and 1.2 percent from $36,190,000 in 2003. Increases were primarily due to increase in net occupancy expense, up 20.3 percent from 2004 to 2005 and in outside services, up 2.4 percent from 2004 to 2005. Net losses on sales of securities amounted to $22,000 in 2005. During 2005, non-interest expense grew at 2.3 percent.

Interest Rate Sensitivity

Interest rate “sensitivity” is determined by the date when each asset and liability in Suffolk’s portfolio can be repriced. Sensitivity increases when interest-earning assets and interest-bearing liabilities cannot be repriced at the same time. While this analysis presents the volume of assets and liabilities repricing in each period of time, it does not consider how quickly various assets and liabilities might actually be repriced in response to changes in interest rates. Management reviews its interest rate sensitivity regularly and adjusts its asset/liability management strategy accordingly. Because the interest rates of assets and liabilities vary according to their maturity, management may selectively mismatch the repricing of assets and liabilities to take advantage of temporary or projected differences between short- and long-term interest rates.

The following table reflects the sensitivity of Suffolk’s assets and liabilities at December 31, 2005: (dollars in thousands)

Maturity	Less than 3 Months	3 to 6 Months	7 to 12 Months	More Than 1 Year	Not Rate Sensitive	Total
Interest-earning assets
Domestic loans (1) (net of unearned discount)	$360,138	$63,567	$95,513	$376,634	$9,185	$905,037
Investment securities (2)	17,578	16,247	28,412	349,178	5,896	417,311
Federal funds sold	—	—	—	—	—	—

Total interest-earning assets	$377,716	$79,814	$123,925	$725,812	$15,081	$1,322,348

Demand deposits and interest-bearing liabilities
Demand deposits (3)	$21,216	$21,216	$42,432	$339,456	$—	$424,320
N.O.W. & money market accounts (4)	5,088	91,508	10,177	81,414	—	188,187
Borrowings	90,700	37,275			—	127,975
Interest-bearing deposits (5)	227,211	50,219	39,355	229,414	—	546,199

Total demand deposits & interest-bearing liabilities	$344,215	$200,218	$91,964	$650,284	$—	$1,286,681

Gap	$33,501	$(120,404)	$31,961	$75,528	$15,081	$35,667

Cumulative difference between interest-earning assets and interest-bearing liabilities	$33,501	$(86,903)	$(54,942)	$20,586	$35,667

Cumulative difference/total assets	2.38%	(6.17%)	-3.90%	1.46%	2.53%

Footnotes to Interest Rate Sensitivity

(1)	Based on contractual maturity and instrument repricing date, if applicable; projected prepayments and prepayments of principal based on experience.

(2)	Based on contractual maturity, and projected prepayments based on experience. FRB and FHLB stock is not considered rate-sensitive.

(3)	Based on experience of historical stable core deposit relationships.

(4)	N.O.W. and money market accounts are assumed to decline over a period of five years.

(5)	Fixed-rate deposits and deposits with fixed pricing intervals are reflected as maturing in the period of contractual maturity. Saving accounts are assumed to decline over a period of five years.

At December 31, 2005, interest-earning assets with maturities of less than one year exceed interest-bearing liabilities of similar maturity. This cumulative gap might result in increased net interest income if interest rates increase. If interest rates decline, net interest income might decrease.

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

The model measures the effect in the future of changing interest rates on both interest income and expense for all assets and liabilities, as well as for derivative financial instruments that do not appear on the balance sheet. The results are compared to ALCO policy limits that specify a maximum effect on NII one year in the future, assuming no growth in assets or liabilities, or 200 basis point (“bp”) change in interest rates upward and downward. Following is Suffolk’s NII sensitivity as of December 31, 2005. Suffolk’s Board has approved a policy limit of 12.5 percent.

Rate Change	Estimated NII Sensitivity to December 31, 2006
+200 basis point rate shock	0.76%
-200 basis point rate shock	(1.65%)

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

Factors that may affect actual results include: prepayment and refinancing of loans other than as assumed, interest rate change caps and floors, re-pricing intervals on adjustable rate instruments, changes in debt service on adjustable rate loans, and early withdrawal of deposits. Actual results may also be affected by actions ALCO takes in response to changes in interest rates, actual or anticipated.

When appropriate, ALCO may use off-balance-sheet instruments such as interest rate floors, caps, and swaps to hedge its position with regard to interest rate risk. The Board of Directors has approved a hedging policy statement that governs the use of such instruments. As of December 31, 2005, there were no derivative financial instruments outstanding.

The following table illustrates the contractual sensitivity to changes in interest rates of the Company’s total loans, net of discounts, not including overdrafts and loans not accruing interest, together totaling $9,185,000 at December 31, 2005: (in thousands)

Interest rate provision	Due Within 1 Year	After 1 but Before 5 Years	After 5 Years	Total
Predetermined rates	$127,974	$139,995	$41,165	$309,134
Floating or adjustable rates	391,244	187,222	8,252	586,718

Total	$519,218	$327,217	$49,417	$895,852

The following table illustrates the contractual sensitivity to changes in interest rates on the Company’s commercial, financial, agricultural, and real estate construction loans not including non-accrual loans totaling approximating $3,575,000 at December 31, 2005: (in thousands)

	Due Within 1 Year	After 1 but Before 5 Years	After 5 Years	Total
Commercial, financial & agricultural
Predetermined rates	18,063	25,833	3,370	47,266
Floating or adjustable rates	128,323	328	31	128,682

	$146,386	$26,161	$3,401	$175,948
Real estate construction
Predetermined rates	4,382	0	0	4,382
Floating or adjustable rates	57,654	5,306	69	63,029

	$62,036	$5,306	$69	$67,411

Total	$208,422	$31,467	$3,470	$243,359

Asset/Liability Management & Liquidity

The asset/liability management committee reviews Suffolk’s financial performance and compares it to the asset/liability management policy. The committee includes four outside directors, executive management, the senior lender, the comptroller, and the head of risk management. It uses computer simulations to quantify interest rate risk and to project liquidity. The simulations also help the committee to develop contingent strategies to increase net interest income. The committee always assesses the impact of any change in strategy on Suffolk’s ability to make loans and repay deposits. Only strategies and policies that meet regulatory guidelines and that are appropriate under the economic and competitive circumstances are considered by the committee. Suffolk has not used forward contracts or interest rate swaps to manage interest rate risk.

Off-Balance-Sheet Obligations

Following is a table describing certain liabilities not included in Suffolk’s consolidated statement of condition in the period in which they are due: (in thousands of dollars)

Contractual obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Long-term debt obligations	$—	$—	$—	$—	$—
Capital lease obligations					—
Operating lease obligations	9,217	919	1,704	1,562	5,032
Purchase obligations	2,328	859	1,250	219	—
Other long-term liabilities reflected on Suffolk’s balance sheet under GAAP	—	—	—	—	—

Total	$11,545	$1,778	$2,954	$1,781	$5,032

Amounts listed as purchase obligations represent agreements to purchase services for Suffolk’s core banking system.

Capital Resources

Primary capital, including stockholders’ equity, not including the net unrealized gain (loss) on securities available for sale, net of tax, and the allowance for loan losses, amounted to $114,107,000 at year-end 2005, compared to $112,951,000 at year-end 2004 and $104,187,000 at year-end 2003. During 2005, Suffolk repurchased 435,816 shares for an aggregate price of $14,200,488. Management determined that this would increase leverage while preserving capital ratios well above regulatory requirements.

The following table presents Suffolk’s capital ratio and other related ratios for each of the past five years: (dollars in thousands)

	2005 (1)	2004 (1)	2003 (1)	2002 (1)	2001 (1)
Primary capital at year-end	$114,107	$112,951	$104,187	$109,103	$104,566
Primary capital at year-end as a percentage of year-end:
Total assets plus allowance for loan losses	8.05%	8.33%	7.79%	8.51%	8.91%
Loans, net of unearned discounts	12.61%	13.68%	12.42%	13.84%	13.13%
Total deposits	9.85%	9.43%	8.77%	9.55%	9.94%

(1)	Capital ratios do not include the effect of SFAS No. 115, “Accounting for Certain Investments in Debt and Investment Securities.”

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

The following table details repurchases during 2005:

Year ending	Total shares repurchased	Average price per share	Aggregate cost
December 31, 2005	435,816	$32.58	$14,200,488

Suffolk measures how effectively it uses capital by two widely accepted performance ratios: return on average assets and return on average common stockholders’ equity. The return in 2005 on average assets of 1.59 percent and average common equity of 22.18 percent increased from 2004 when returns were 1.53 percent and 20.85 percent, respectively.

All dividends must conform to applicable statutory requirements. Suffolk Bancorp’s ability to pay dividends depends on Suffolk County National Bank’s ability to pay dividends. Under 12 USC 56-9, a national bank may not pay a dividend on its common stock if the dividend would exceed net undivided profits then on hand. Further, under 12 USC 60, a national bank must obtain prior approval from the Office of the Comptroller of the Currency to pay dividends on either common or preferred stock that would exceed the bank’s net profits for the current year combined with retained net profits (net profits minus dividends paid during that period) of the prior two years. The amount the Bank currently has available to pay dividends is approximately $26,263,000.

Risk-Based Capital and Leverage Guidelines

The Federal Reserve Bank’s risk-based capital guidelines call for bank holding companies to require minimum ratios of capital to risk-weighted assets, which include certain off-balance-sheet activities, such as standby letters of credit. The guidelines define capital as being “core,” or “Tier 1” capital, which includes common stockholders’ equity; a limited amount of perpetual preferred stock; minority interest in unconsolidated subsidiaries, less goodwill; or “supplementary” or “Tier 2” capital, which includes subordinated debt, redeemable preferred stock, and a limited amount of the allowance for loan losses. All bank holding companies must meet a minimum ratio of total qualifying capital to risk-weighted assets of 8.00 percent, of which at least 4.00 percent should be in the form of Tier 1 capital. At December 31, 2005 Suffolk’s ratios of core capital and total qualifying capital (core capital plus Tier 2 capital) to risk-weighted assets were 9.96 percent and 10.91 percent, respectively.

Discussion of New Accounting Pronouncements

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

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment” (SFAS 123R). This statement is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The provisions of this statement are effective for periods beginning after December 31, 2005. The Company is currently evaluating the provisions of this revision to determine the impact on its consolidated financial statements. A pro forma effect is listed in Footnote 1 (K), Stock-Based Compensation. The recording of this expense is, however, expected to decrease consolidated net income. Suffolk will adopt this prospectively in 2006.

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

In May 2005, FASB issued Statement No. 154, “Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3.” This statement changes the requirements for the accounting for and reporting of a change in accounting principle. Opinion 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new principle. Statement No. 154 requires retrospective application to prior periods, financial statements of changes in accounting principle, where practicable, and limits retrospective application of a change to direct effects of the change in accounting principle. Indirect effects of a change in accounting principle should be recognized in the period of accounting change. This statement is effective for accounting changes made in fiscal years after December 15, 2005. Suffolk is currently evaluating the impact of FAS No. 154 on its financial condition and results of operations.

Emerging Issues Task Force (EITF) Issue 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” (“EITF 03-1”) provides guidance for determining when an investment is considered impaired, whether impairment is other-than-temporary, and measurement of an impairment loss. An investment is considered impaired if the fair value of the investment is less than its cost. Generally, an impairment is considered other-than-temporary unless: (i) the investor has the ability and intent to hold an investment for a reasonable period of time sufficient for an anticipated recovery of fair value up to (or beyond) the cost of the investment; and (ii) evidence indicating that the cost of the investment is recoverable within a reasonable period of time outweighs evidence to the contrary. If impairment is determined to be other-than-temporary, then an impairment loss should be recognized equal to the difference between the investment’s cost and its fair value. Certain disclosure requirements of EITF 03-1 were adopted in 2003 and Suffolk began presenting the new disclosure requirements in its consolidated financial statements for the year ended December 31, 2003. The recognition and measurement provisions were initially effective for other-than-temporary impairment evaluations in reporting periods beginning after June 15, 2004. However, in September 2004, the effective date of these provisions was delayed until the finalization of a FASB Staff Position (FSP) to provide additional implementation guidance.

In June, the FASB decided not to provide additional guidance on the meaning of other-than-temporary impairment, but directed its staff to issue proposed FSP EITF 03-1-a, “Implementation Guidance for the Application of Paragraph 16 of EITF Issue No. 03-1,” as final. The final FSP will supersede EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” and EITF Topic No. D-44, “Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value.” The final FSP (re-titled FSP FAS 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”) will replace the guidance set forth in paragraphs 10-18 of Issue 03-1 with references to existing other-than-temporary impairment guidance, such as FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities;” SEC Staff Accounting Bulletin No. 59, “Accounting for Non-current Marketable Equity Securities;” and APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.” FASB Staff Position No. FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (the “FSP”), were issued on November 3, 2005 and addresses the determination of when an investment is considered impaired; whether the impairment is other than temporary; and how to measure an impairment loss. The FSP replaces the impairment guidance in EITF Issue No. 03-1 with references to existing authoritative literature concerning other-than-temporary determinations (principally Statement of Financial Accounting Standards No. 115 and SEC Staff Accounting Bulletin 59). Under the FSP, impairment losses must be recognized in earnings equal to the entire difference between the security’s cost and its fair value at the financial statement date, without considering partial recoveries subsequent to that date. The FSP also requires that an investor recognize an other-than-temporary impairment loss when a decision to sell a security has been made and the investor does not expect the fair value of the security to fully recover prior to the expected time of sale. The FSP is effective for reporting periods beginning after December 15, 2005. Suffolk does not expect that the application of the FSP will have a material impact on its financial condition, results of operations, or financial statement disclosures.

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

Suffolk Bancorp management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2005. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on our assessment and those criteria we have determined that, as of December 31, 2005, the company’s internal control over financial reporting is effective.

Suffolk Bancorp’s independent registered public accounting firm has issued its report on our assessment of the company’s internal control over financial reporting. This report appears on page 35.

CONSOLIDATED STATEMENTS OF CONDITION

	December 31,
	2005	2004
ASSETS
Cash and Due From Banks	$48,530,407	$37,553,338
Federal Funds Sold	—	2,500,000
Investment Securities:
Available for Sale, at Fair Value	400,037,573	427,677,640
Held to Maturity (Fair Value of $17,884,527 and $15,151,102, respectively) Obligations of States and Political Subdivisions	11,377,803	11,900,483
Federal Reserve Bank Stock	637,849	637,849
Federal Home Loan Bank Stock	5,158,200	1,822,800
Corporate Bonds and Other Securities	100,000	100,000

Total Investment Securities	417,311,425	442,138,772
Total Loans	905,080,229	825,475,786
Less: Unearned Discounts	43,084	46,252
Allowance for Loan Losses	9,828,258	8,209,704

Net Loans	895,208,887	817,219,830
Premises and Equipment, Net	22,791,649	23,004,954
Accrued Interest Receivable	6,747,285	5,803,901
Excess of Cost Over Fair Value of Net Assets Acquired	814,445	814,445
Other Assets	16,878,462	19,183,097

TOTAL ASSETS	$1,408,282,560	$1,348,218,337

LIABILITIES & STOCKHOLDERS’ EQUITY
Demand Deposits	$424,319,945	$385,736,154
Saving, N.O.W., and Money Market Deposits	521,155,530	601,335,816
Time Certificates of $100,000 or more	15,825,053	22,737,118
Other Time Deposits	197,405,982	187,783,227

Total Deposits	1,158,706,510	1,197,592,315
Federal Funds Purchased	7,700,000	—
Repurchase Agreements	37,275,000	—
Federal Home Loan Bank Borrowings	83,000,000	25,300,000
Dividend Payable on Common Stock	2,081,344	2,060,614
Accrued Interest Payable	1,722,408	721,572
Other Liabilities	15,796,539	16,332,103

TOTAL LIABILITIES	1,306,281,801	1,242,006,604

Commitments and Contingent Liabilities (see Note 11)
STOCKHOLDERS’ EQUITY
Common Stock (par value $2.50; 15,000,000 shares authorized, 10,406,721 and 10,842,537 shares outstanding at December 31, 2005 & 2004, respectively)	33,884,340	33,884,340
Surplus	19,439,444	19,439,444
Retained Earnings	58,822,484	58,195,233
Treasury Stock at Par (3,147,015 shares and 2,711,199 shares, respectively)	(7,867,542)	(6,778,002)
Accumulated Other Comprehensive (Loss) Income, Net of Tax	(2,277,967)	1,470,718

TOTAL STOCKHOLDERS’ EQUITY	102,000,759	106,211,733

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$1,408,282,560	$1,348,218,337

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

	For the Years ended December 31,
	2005	2004	2003
INTEREST INCOME
Federal Funds Sold	$90,810	$309,591	$220,708
United States Treasury Securities	385,115	414,506	415,957
Obligations of States and Political Subdivisions (tax exempt)	1,968,450	878,691	524,319
Obligations of States and Political Subdivisions (taxable)	271,667	104,543	38,962
Mortgage-Backed Securities	9,596,310	10,364,817	10,396,009
U.S. Government Agency Obligations	4,896,096	4,341,882	3,690,831
Corporate Bonds and Other Securities	147,351	79,677	94,064
Loans	58,316,917	51,490,416	55,613,709

Total Interest Income	75,672,716	67,984,123	70,994,559
INTEREST EXPENSE
Saving, N.O.W., and Money Market Deposits	3,688,631	2,754,739	3,658,406
Time Certificates of $100,000 or more	542,709	367,314	477,522
Other Time Deposits	4,888,187	4,209,134	5,603,758
Federal Funds Purchased and Repurchase Agreements	1,251,893	392	12,384
Interest on Other Borrowings	940,320	47,279	49,091

Total Interest Expense	11,311,740	7,378,858	9,801,161
Net Interest Income	64,360,976	60,605,265	61,193,398
Provision for Loan Losses	1,575,000	1,973,000	931,500

Net Interest Income After Provision for Loan Losses	62,785,976	58,632,265	60,261,898
OTHER INCOME
Service Charges on Deposit Accounts	5,670,036	5,658,689	5,693,454
Other Service Charges, Commissions & Fees	2,542,067	2,518,502	2,537,068
Fiduciary Fees	1,182,643	1,207,050	1,199,117
Other Operating Income	771,550	915,886	1,416,818
Net (Loss) Gain on Sale of Securities Available for Sale	(21,723)	1,993,974	464,262

Total Other Income	10,144,573	12,294,101	11,310,719
OTHER EXPENSE
Salaries & Employee Benefits	22,222,712	21,753,835	21,669,863
Net Occupancy Expense	3,763,796	3,128,962	2,856,024
Equipment Expense	2,055,659	2,141,907	2,181,295
Outside Services	2,019,188	1,971,825	1,929,695
FDIC Assessments	169,045	185,041	189,631
Other Operating Expense	7,222,173	7,439,992	7,363,774

Total Other Expense	37,452,573	36,621,562	36,190,282
Income Before Provision for Income Taxes	35,477,976	34,304,804	35,382,335
Provision for Income Taxes	13,376,463	13,429,742	14,046,091

NET INCOME	$22,101,513	$20,875,062	$21,336,244

Average: Common Shares Outstanding	10,570,896	10,882,327	11,055,897
Dilutive Stock Options	29,318	31,323	34,205

Average Total Common Shares and Dilutive Options	10,600,214	10,913,650	11,090,102
EARNINGS PER COMMON SHARE
Basic	$2.09	$1.92	$1.92
Diluted	$2.09	$1.91	$1.92

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock	Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income, Gain (Loss) Net of Tax	Total	Comprehensive Income
Balance, December 31, 2002	$33,838,045	$19,230,182	$52,453,451	$(5,114,347)	$8,385,361	$108,792,692
Net Income	—	—	21,336,244	—	—	21,336,244	$21,336,244
Dividend - Cash	—	—	(8,390,512)	—	—	(8,390,512)
Purchase of Treasury Stock	—	—	(16,340,067)	(1,378,295)	—	(17,718,362)
Stock Options Exercised	41,000	144,790	(172,562)	(13,200)	—	28
Other	—	—	1,426	—	—	1,426
Net Change in Unrealized Loss on Securities Available for Sale	—	—	—	—	(3,851,266)	(3,851,266)	(3,851,266)

Comprehensive Income							$17,484,978

Balance, December 31, 2003	$33,879,045	$19,374,972	$48,887,980	$(6,505,842)	$4,534,095	$100,170,250
Net Income	—	—	20,875,062	—	—	20,875,062	$20,875,062
Dividend - Cash	—	—	(8,266,122)	—	—	(8,266,122)
Purchase of Treasury Stock	—	—	(3,301,687)	(272,160)	—	(3,573,847)
Stock Appreciation Rights Exercised	5,295	64,472	—	—	—	69,767
Net Change in Unrealized Loss on Securities Available for Sale	—	—	—	—	(3,063,377)	(3,063,377)	(3,063,377)

Comprehensive Income							$17,811,685

Balance, December 31, 2004	$33,884,340	$19,439,444	$58,195,233	$(6,778,002)	$1,470,718	$106,211,733
Net Income	—	—	22,101,513	—	—	22,101,513	$22,101,513
Dividend - Cash	—	—	(8,320,754)	—	—	(8,320,754)
Purchase of Treasury Stock	—	—	(13,110,948)	(1,089,540)	—	(14,200,488)
Other	—	—	(42,560)	—	—	(42,560)
Net Change in Unrealized Loss on Securities Available for Sale	—	—	—	—	(3,748,685)	(3,748,685)	(3,748,685)

Comprehensive Income							$18,352,828

Balance, December 31, 2005	$33,884,340	$19,439,444	$58,822,484	$(7,867,542)	$(2,277,967)	$102,000,759

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years ended December 31,
	2005	2004	2003
NET INCOME	$22,101,513	$20,875,062	$21,336,244
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH
CASH FLOWS FROM OPERATING ACTIVITIES
Provision for Loan Losses	1,575,000	1,973,000	931,500
Depreciation and Amortization	2,109,645	2,139,579	2,146,385
Accretion of Discounts	(324,834)	(398,396)	(292,237)
Amortization of Premiums	3,676,946	4,600,668	5,294,635
(Increase) Decrease in Accrued Interest Receivable	(943,384)	65,172	76,495
Decrease in Other Assets	2,304,635	2,416,955	1,672,177
Increase (Decrease) in Accrued Interest Payable	1,000,836	(77,931)	(534,832)
(Decrease) Increase in Income Taxes Payable	(479,966)	317,644	1,909,390
Increase in Other Liabilities	2,507,642	1,837	927,532
Net Loss (Gain) on Sale of Securities	21,723	(1,993,974)	(464,262)

Net Cash Provided by Operating Activities	33,549,756	29,919,616	33,003,027

CASH FLOWS FROM INVESTING ACTIVITIES
Principal Payments on Investment Securities	61,231,605	77,880,445	100,805,657
Proceeds from Sale of Investment Securities; Available for Sale	8,422,802	88,413,187	39,108,805
Maturities of Investment Securities; Available for Sale	—	3,500,000	—
Purchases of Investment Securities; Available for Sale	(51,743,399)	(228,684,740)	(167,267,856)
Maturities of Investment Securities; Held to Maturity	8,925,200	6,633,995	9,500,000
Purchases of Investment Securities; Held to Maturity	(11,736,400)	(6,452,200)	(7,156,595)
Loan Disbursements and Repayments, Net	(79,564,058)	11,317,401	(51,579,772)
Purchases of Premises and Equipment, Net	(1,896,340)	(2,364,382)	(4,489,386)

Net Cash Used in Investing Activities	(66,360,590)	(49,756,294)	(81,079,147)

CASH FLOWS FROM FINANCING ACTIVITIES
Net (Decrease) Increase in Deposit Accounts	(38,885,805)	10,096,813	44,913,567
Short-Term Borrowings and Repayments, Net	102,675,000	5,300,000	20,000,000
Dividends Paid to Shareholders	(8,300,804)	(8,285,870)	(8,266,338)
Stock Options and Stock Appreciation Rights Exercised	—	7	28
Treasury Shares Acquired	(14,200,488)	(3,573,847)	(17,718,362)

Net Cash Provided by Financing Activities	41,287,903	3,537,103	38,928,895

Net Increase (Decrease) in Cash and Cash Equivalents	8,477,069	(16,299,575)	(9,147,225)
Cash and Cash Equivalents Beginning of Year	40,053,338	56,352,913	65,500,138

Cash and Cash Equivalents End of Year	$48,530,407	$40,053,338	$56,352,913

Supplemental Disclosure of Cash Flow Information
Cash Received During the Year for Interest	$74,729,332	$68,049,295	$71,071,054

Cash Paid During the Year for:
Interest	$10,310,904	$7,456,789	$10,335,993
Income Taxes	14,128,373	12,101,242	12,697,665

Total Cash Paid During Year for Interest & Income Taxes	$24,439,277	$19,558,031	$23,033,658

Non-Cash Investing and Financing:
Decrease in Market Value of Investments	6,353,704	5,192,164	6,527,570
Decrease in Deferred Tax Liability Related to Market Value of Investments Available for Sale	2,605,019	2,128,787	2,676,304
Dividends Declared But Not Paid	2,081,344	2,060,614	2,080,361
Stock Options and Stock Appreciation Rights Exercised for Stock	—	69,767	185,790

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

(A) Consolidation — The consolidated financial statements include the accounts of Suffolk and its wholly owned subsidiary, Suffolk County National Bank (the “Bank”). In 1998, the Bank formed a Real Estate Investment Trust named Suffolk Green-way, Inc. In 2004, the Bank formed an insurance agency named SCNB Financial Services, Inc. All intercompany transactions have been eliminated in consolidation.

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

Emerging Issues Task Force (EITF) Issue 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“EITF 03-1”) provides guidance for determining when an investment is considered impaired, whether impairment is other-than-temporary, and measurement of an impairment loss. An investment is considered impaired if the fair value of the investment is less than its cost. Generally, an impairment is considered other-than-temporary unless: (i) the investor has the ability and intent to hold an investment for a reasonable period of time sufficient for an anticipated recovery of fair value up to (or beyond) the cost of the investment; and (ii) evidence indicating that the cost of the investment is recoverable within a reasonable period of time outweighs evidence to the contrary. If impairment is determined to be other-than-temporary, then an impairment loss should be recognized equal to the difference between the investment’s cost and its fair value. Certain disclosure requirements of EITF 03-1 were adopted in 2003 and the Company began presenting the new disclosure requirements in its consolidated financial statements for the year ended December 31, 2003. The recognition and measurement provisions were initially effective for other-than-temporary impairment evaluations in reporting periods beginning after June 15, 2004. However, in September 2004, the effective date of these provisions was delayed until the finalization of a FASB Staff Position (FSP) to provide additional implementation guidance.

In June, the FASB decided not to provide additional guidance on the meaning of other-than-temporary impairment, but directed its staff to issue proposed FSP EITF 03-1-a, “Implementation Guidance for the Application of Paragraph 16 of EITF Issue No. 03-1,” as final. The final FSP will supersede EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” and EITF Topic No. D-44, “Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value.” The final FSP (re-titled FSP FAS 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”) will replace the guidance set forth in paragraphs 10-18 of Issue 03-1 with references to existing other-than-temporary impairment guidance, such as FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities;” SEC Staff Accounting Bulletin No. 59, “Accounting for Non-current Marketable Equity Securities;” and APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.” FASB Staff Position No. FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (the “FSP”), were issued on November 3, 2005 and addresses the determination of when an investment is considered impaired; whether the impairment is other than temporary; and how to measure an impairment loss. The FSP replaces the impairment guidance in EITF Issue No. 03-1 with references to existing authoritative literature concerning other-than-temporary determinations, principally Statement of Financial Accounting Standards (“SFAS”) No. 115 and SEC Staff Accounting Bulletin 59. Under the FSP, impairment losses must be recognized in earnings equal to the entire difference between the security’s cost and its fair value at the financial statement date, without considering partial recoveries subsequent to that date. The FSP also requires that an investor recognize an other-than-temporary impairment loss when a decision to sell a security has been made and the investor does not expect the fair value of the security to fully recover prior to the expected time of sale. The FSP is effective for reporting periods beginning after December 15, 2005. The Company does not expect that the application of the FSP will have a material impact on its financial condition, results of operations, or financial statement disclosures.

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

In accordance with SFAS No. 114, titled “Accounting by Creditors for Impairment of a Loan,” as amended by Statement No. 118, titled “Accounting by Creditors for Impairment of Loan-Income Recognition and Disclosures,” an allowance is maintained for impaired loans to reflect the difference, if any, between the principal balance of the loan and the present value of projected cash flows, observable fair value, or collateral value. SFAS No. 114 defines an impaired loan as a loan for which it is probable that the lender will not collect all amounts due under the contractual terms of the loan.

The Bank accounts for its transfers and servicing financial assets in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS No. 140 revises the standards for accounting for the securitizations and other transfers of financial assets and collateral. Transfers of financial assets for which the Bank has surrendered control of the financial assets are accounted for as sales to the extent that consideration other than beneficial interests in the transferred assets is received in exchange. Retained interests in a sale or securitization of financial assets are measured at the date of transfer by allocating the previous carrying amount between the assets transferred and based on their relative estimated fair values. The fair values of retained servicing rights and any other retained interests are determined based on the present value of expected future cash flows associated with those interests and by reference to market prices for similar assets. There were no transfers of financial assets to related or affiliated parties. At December 31, 2005 and 2004, the Bank’s servicing loan portfolio approximated $97,913,000, and $99,929,000, respectively. The estimated fair value of mortgage servicing rights was $1,189,000 and $1,164,000 as of December 31, 2005 and 2004, respectively.

Suffolk adopted FASB Interpretation 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others,” on January 1, 2003. FIN 45 requires a guarantor entity, at the inception of a guarantee covered by the measurement provisions of the interpretation, to record a liability for the fair value of the obligation undertaken in issuing the guarantee. Suffolk has financial and performance letters of credit. Financial letters of credit require Suffolk to make payment if the customer’s financial condition deteriorates, as defined in the agreements. Performance letters of credit require Suffolk to make payments if the customer fails to perform certain nonfinancial contractual obligations. Suffolk previously did not record a liability when guaranteeing obligations unless it became probable that Suffolk would have to perform under the guarantee. FIN 45 applies prospectively to guarantees Suffolk issues or modifies subsequent to December 31, 2002. The maximum potential undiscounted amount of the future payments of these letters of credit as of December 31, 2005 is $6,647,000 and they expire as follows:

2006	$5,174,000
2007	1,155,000
2010 and thereafter	318,000

$6,647,000

Amounts due under these letters of credit would be reduced by any proceeds that Suffolk would be able to obtain in liquidating the collateral for the loans, which varies depending on the customer. The valuation of the allowance for loan losses includes a provision of $10,000 for loan losses based on the letters of credit outstanding on December 31, 2005.

In October 2003, the AICPA issued SOP 03-3, “Accounting for Loans or Certain Debt Securities Acquired in a Transfer.” SOP 03-3 applies to loans with evidence of deterioration of credit quality since origination acquired by completion of a transfer for which it is probable at acquisition that the Company will be unable to collect all contractually required payments receivable. SOP 03-3 requires that the Company recognize the excess of all cash flows expected at acquisition over the investor’s initial investment in the loan as interest income on a level-yield basis over the life of the loan as the accretable yield. The loan’s contractual required payments receivable in excess of the amount of its cash flows excepted at acquisition (non-accretable difference) should not be recognized as an adjustment to yield, a loss accrual, or a valuation allowance for credit risk. SOP 03-3 is effective for loans acquired in fiscal years beginning after December 31, 2004. Early adoption is permitted. Based on current business operations, management expects that the provisions of SOP 03-3 will not materially impact Suffolk’s financial condition, results of operations, or disclosures.

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

(K) Stock-Based Compensation — At December 31, 2005, the Bank had one stock-based employee compensation plan, which is more fully described in Note 8. The bank accounts for that plan under the recognition and measurement principles of APB No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, as an accepted alternative under FASB No. 123, “Accounting for Stock-Based Compensation.” All options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings-per-share if the Bank had applied the fair value recognition provisions of FASB No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation: (in thousands, except per-share amounts)

	2005	2004	2003
Net Income:
As Reported	$22,102	$20,875	$21,336
Stock-Based Compensation Expense	70	51	57
Pro Forma	22,032	20,824	21,279
Basic EPS:
As Reported	2.09	1.92	1.92
Pro Forma	2.08	1.91	1.92

(L) Treasury Stock — The balance of treasury stock is computed at par value. The excess cost over par is subtracted from undivided profits.

(M) Earnings-per-share — Basic earnings-per-share is computed by dividing net income by the number of weighted-average shares outstanding during the period. Diluted earnings-per-share reflect the dilution that would occur if stock options were exercised in return for common stock that would then share in Suffolk’s earnings. It is computed by dividing net income by the sum of the weighted-average number of common shares outstanding and the weighted-average number of stock options exercisable during the period. Suffolk has no other securities that could be converted into common stock, nor any contracts that would result in the issuance of common stock.

(N) Comprehensive Income — Comprehensive income includes net income and all other changes in equity during a period except those resulting from investments by owners and distributions to owners. Other comprehensive income includes revenues, expenses, gains, and losses that under generally accepted accounting principles are included in comprehensive income but excluded from net income. Comprehensive income and accumulated other comprehensive income are reported net of related income taxes. Accumulated other comprehensive income for the Bank consists solely of unrealized holding gains or losses on securities available for sale.

As of December 31, 2005, the fair market value of the Company’s investments classified Available for Sale was $400,038,000. The book value of the Company’s investments classified Available for Sale was $403,899,000. The net difference or net unrealized loss on Available for Sale investments as of December 31, 2005 was $3,861,000. Available for Sale investments are recorded on the Statement of Condition at fair market value. The corresponding entries as of December 31, 2005 include in liabilities a deferred tax asset of $1,583,000 and in capital accumulated other comprehensive loss, net of tax amount of $2,278,000.

(O) Segment Reporting — SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information,” requires that public companies report certain information about operating segments. It also requires that public companies report certain information about their products and services, the geographic areas in which they operate, and their major customers. Suffolk is a regional bank, which offers a wide array of products and services to its customers. Pursuant to its banking strategy, emphasis is placed on building relationships with its customers, as opposed to building specific lines of business. As a result, at December 31, 2005 and 2004, Suffolk is not organized around discernible lines of business and prefers to work as an integrated unit to customize solutions for its customers, with business line emphasis and product offerings changing over time as needs and demands change. Thus, all necessary requirements of SFAS No. 131 have been met by Suffolk as of December 31, 2005.

(P) Variable Interest Entities (VIE’s) — In January 2003, the FASB issued FASB Interpretation 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” FIN 46 clarifies the application of Accounting Research Bulletin 51, “Consolidated Financial Statements,” for certain entities that do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest (“variable interest entities”). Variable interest entities within the scope of FIN 46 will be required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity’s expected losses, receives a majority of its expected returns, or both. Subsequent to the issuance of FIN 46, the FASB issued a revised interpretation, FIN 46(R), the provisions of which must be applied to certain variable interest entities by March 31, 2004. Suffolk has determined the adoption of the provisions of FIN 46 do not materially impact its financial condition or results of operation.

(Q) Reclassification of Prior Year Consolidated Financial Statements — Certain reclassifications have been made to the prior year’s consolidated financial statements that conform with the current year’s presentation.

Note 2 — Investment Securities

The amortized cost, estimated fair values, and gross unrealized gains and losses of Suffolk’s investment securities available for sale and held to maturity at December 31, 2005 and 2004 were: (in thousands)

	2005				2004
	Amortized Cost	Estimated Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Amortized Cost	Estimated Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
Available for sale:
U.S. Treasury securities	$9,442	$9,337	$—	$(105)	$9,385	$9,516	$148	$(17)
U.S. government agency debt	126,055	123,421	447	(3,081)	126,337	127,049	1,558	(847)
Collateralized mortgage obligations agency issue	195,207	194,404	471	(1,274)	255,888	257,199	1,884	(573)
Collateralized mortgage obligations private issue	—	—	—	—	401	405	3	—
Mortgage-backed securities	1,712	1,788	76	—	4,068	4,231	163	—
Obligations of states and political subdivisions	71,483	71,088	289	(684)	29,105	29,278	432	(259)

Balance at end of year	403,899	400,038	1,283	(5,144)	425,184	427,678	4,188	(1,696)

Held to maturity:
Obligations of states and political subdivisions	11,378	11,989	664	(53)	11,900	12,590	732	(42)
Other securities	5,896	5,896	—	—	2,561	2,561	—	—

Balance at end of year	17,274	17,885	664	(53)	14,461	15,151	732	(42)

Total investment securities	$421,173	$417,923	$1,947	$(5,197)	$439,645	$442,829	$4,920	$(1,738)

The amortized cost, maturities, and approximate fair value of Suffolk’s investment securities at December 31, 2005 are as follows: (in thousands)

	Available for Sale						Held to Maturity
	U.S. Treasury Securities		U.S. Govt. Agency Debt		Obligations of States & Political Subdivisions		Obligations of States & Political Subdivisions		Other Securities		Total Amortized Cost	Total Fair Value
(1) Maturity (in years)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within 1	$5,954	$5,954	$505	$502	$—	$—	$4,063	$4,052	$—	$—	$10,522	$10,508
After 1 but within 5	3,488	3,383	125,550	122,919	1,053	1,031	1,378	1,395	—	—	131,469	128,728
After 5 but within 10	—	—	—	—	20,721	20,554	2,650	2,744	—	—	23,371	23,298
After 10	—	—	—	—	49,709	49,503	3,287	3,798	—	—	52,996	53,301
Other Securities	—	—	—	—	—	—	—	—	5,896	5,896	5,896	5,896

Subtotal	$9,442	$9,337	$126,055	$123,421	$71,483	$71,088	$11,378	$11,989	$5,896	$5,896	$224,254	$221,731
Collateralized mortgage obligations											1,712	1,788
Mortgage-backed securities											195,207	194,404

Total											$421,173	$417,923

(1)	Maturities shown are stated maturities. Securities backed by mortgages are expected to have substantial periodic prepayments resulting in weighted average lives considerably less than what would be surmised from the table above.

As a member of the Federal Reserve system, the Bank owns Federal Reserve Bank stock with a book value of $638,000. The stock has no maturity and there is no public market for the investment.

As a member of the Federal Home Loan Bank of New York, the bank owns Federal Home Loan Bank of New York stock with a book value of $5,158,000. The stock has no maturity and there is no public market for the investment.

At December 31, 2005 and 2004, investment securities carried at $161,285,000 and $153,362,000 respectively, were pledged to secure trust deposits and public funds on deposit. The following table presents detail concerning realized securities gains and losses during the years indicated: (in thousands)

	2005	2004	2003
Gross realized gains	—	1,994	509
Gross realized losses	22	—	44
Net (losses) gains	(22)	1,994	464

The table below indicates the length of time individual securities, both held-to-maturity and available-for-sale, have been held in a continuous unrealized loss position at the date indicated: (in thousands)

As of December 31, 2005 Type of securities	Number of Securities	Less than 12 months		12 months or longer		Total
		Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
U. S. government agency securities	6	$502	$3	$105,413	$3,078	$105,915	$3,081
U.S. Treasury securities	1	—	—	3,383	105	3,383	105
Municipal securities	207	3,539	12	51,957	725	55,496	737
Collateralized mortgage obligations	21	—	—	121,555	1,274	121,555	1,274

Total	235	$4,041	$15	$282,308	$5,182	$286,349	$5,197

	Number of Securities	Less than 12 months		12 months or longer		Total
As of December 31, 2004 Type of securities		Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
U. S. government agency securities	5	$—	$—	$96,582	$864	$96,582	$864
Municipal securities	71	4,029	10	15,867	291	19,896	301
Collateralized mortgage obligations	13	—	—	128,352	573	128,352	573

Total	89	$4,029	$10	$240,801	$1,728	$244,830	$1,738

Management has considered factors regarding other-than-temporarily impaired securities and determined that there are no impaired securities as of December 31, 2005.

Note 3 — Loans

At December 31, 2005 and 2004, loans included the following: (in thousands)

	2005	2004
Commercial, financial, and agricultural	$179,523	$158,205
Commercial real estate	308,436	262,262
Real estate construction loans	67,411	50,455
Residential mortgages (1st and 2nd liens)	131,006	114,969
Home equity loans	80,775	75,486
Consumer loans	132,973	162,252
Other loans	4,956	1,847

	905,080	825,476
Unearned discounts	(43)	(46)
Allowance for loan losses	(9,828)	(8,210)

Balance at end of year	$895,209	$817,220

Restructured loans, loans not accruing interest, and loans contractually past due 90 days or more with regard to payment of principal and/or interest amounted to $4,459,000 and $5,364,000 at December 31, 2005 and 2004, respectively. Interest on loans that have been restructured or are no longer accruing interest would have amounted to $335,000 during 2005, $292,000 during 2004, and $71,000 during 2003, under contractual terms of those loans. Interest income recognized on restructured and non-accrual loans was immaterial for the years 2005, 2004, and 2003.

Suffolk makes loans to its directors and executives, as well as to other related parties in the ordinary course of its business. Loans made to directors and executives, either directly or indirectly, which exceed $60,000 in aggregate for any one director, totaled $15,615,000 and $17,763,000 at December 31, 2005 and 2004, respectively. Unused portions of lines of credit to directors and executives, directly or indirectly, totaled $13,078,000 and $8,483,000. New loans totaling $55,424,000 were granted and payments of $57,572,000 were received during 2005.

Note 4 — Allowance for Loan Losses

An analysis of the changes in the allowance for loan losses follows: (in thousands)

	2005	2004	2003
Balance at beginning of year	$8,210	$8,551	$8,695
Provision for loan losses	1,575	1,973	932
Loans charged-off	(608)	(3,189)	(2,012)
Recoveries on loans	651	875	936

Balance at end of year	$9,828	$8,210	$8,551

At December 31, 2005 and 2004, respectively, the Bank’s recorded investment in impaired loans and the related valuation allowance calculated under SFAS No. 114 and SFAS No. 118 are as follows: (in thousands)

	2005	2004
Recorded investment	$3,910	$4,350
Valuation allowance	3,626	2,264

This valuation allowance is included in the allowance for loan losses on the statements of condition. The average investment in impaired loans in 2005 was $4,136,000, compared to $1,269,000 in 2004.

Note 5 — Premises and Equipment

The following table details premises and equipment: (in thousands)

	Estimated Useful Lives	2005	2004
Land	Indefinite	$3,326	$3,399
Premises	30 - 40 years	18,633	18,657
Furniture, fixtures & equipment	3 - 7 years	22,286	21,319
Leasehold improvements	1 - 15 years	2,580	1,937

		46,825	45,312
Accumulated depreciation and amortization		(24,033)	(22,307)

Balance at end of year		$22,792	$23,005

Depreciation and amortization charged to operations amounted to $2,110,000, $2,140,000, and $2,146,000 during 2005, 2004, and 2003, respectively.

Note 6 — Deposits

The following table summarizes the contractual maturities of time deposits during the years after 2005: (in thousands)

Year during which Time Deposit Matures	Time Deposits > $100,000	Other Time Deposits
2006	$10,698	$139,897
2007	2,624	31,648
2008	104	10,913
2009	1,289	5,525
2010	1,110	9,423

Total	$15,825	$197,406

Note 7 — Short-Term Borrowings

Presented below is information concerning short-term interest-bearing liabilities - principally Federal Home Loan Bank Borrowings, Securities Sold Under Agreements to Repurchase, and Federal Funds Purchased - with maturities of less than one year, and their related weighted-average interest rates for the years 2005 and 2004: (dollars in thousands)

	2005	2004
Daily average outstanding	$63,169	$3,842
Total interest cost	2,192	48
Average interest rate paid	3.47%	1.24%
Maximum amount outstanding at any month-end	$127,975	$25,300
December 31, balance	127,975	25,300
Weighted-average interest rate on balances outstanding at December 31	4.30%	2.41%

For purposes of borrowing, Suffolk has no assets pledged as collateral to the Federal Reserve Bank as of December 31, 2005. Assets pledged as collateral to the Federal Home Loan Bank as of December 31, 2005 totaled $100,220,000.

Note 8 — Stockholders’ Equity

Suffolk has a Dividend Reinvestment Plan. Stockholders can reinvest dividends in common stock of Suffolk at a 3 percent discount from market value on newly issued shares. Shareholders may also make additional cash purchases. No shares were issued in 2005, 2004, or 2003.

At December 31, 2005, Suffolk has a Stock Option Plan (“the Plan”) under which 1,200,000 shares of Suffolk’s common stock were originally reserved for issuance to key employees, and of which 1,086,500 remained available at that date. Options are awarded by a committee appointed by the Board of Directors. The Plan provides that the option price shall not be less than the fair value of the common stock on the date the option is granted. All options are exercisable for a period of ten years or less. The Plan provides for but does not require the grant of stock appreciation rights that the holder may exercise instead of the underlying option. When the stock appreciation right is exercised, the underlying option is canceled. The optionee receives shares of common stock with a fair market value equal to the excess of the fair value of the shares subject to the option at the time of exercise (or the portion thereof so exercised) over the aggregate option price of the shares set forth in the option agreement. The exercise of stock appreciation rights is treated as the exercise of the underlying option. Options vest after one year and expire after ten years. Compensation expense related to stock appreciation rights amounted to approximately $31,000, $78,000, and $226,000 for the years ended December 31, 2005, 2004, and 2003, respectively. The following table presents the options granted, exercised, or expired during each of the past three years:

	Shares	Wtd. Avg. Exercise
Balance at December 31, 2002	76,400	$14.00
Options granted	15,500	31.83
Options exercised	(16,400)	11.33
Options expired or terminated	—	—

Balance at December 31, 2003	75,500	$18.14
Options granted	16,000	34.39
Options exercised	(4,000)	15.50
Options expired or terminated	—	—

Balance at December 31, 2004	87,500	$21.23
Options granted	23,000	31.25
Options exercised	—	—
Options expired or terminated	—	—

Balance at December 31, 2005	110,500	$23.32

The following table presents additional information:

At, or during, year ended December 31,	2005	2004	2003
Average remaining contractual life in years	6.28	6.91	6.99
Exercisable options (vested)	87,500	71,500	60,000
Weighted average fair value of options (Black-Scholes model) at date of grant:	$8.11	$10.39	$8.80
Black-Scholes Assumptions:
Risk-free interest rate	4.19%	4.20%	3.96%
Expected dividend yield	2.24%	2.33%	2.60%
Expected life in years	10	10	10
Expected volatility	20.50%	26.20%	26.50%

The following table details contractual weighted-averages lives of outstanding options at various prices:

	By range of exercise prices
from	13.13	31.25	34.39
to	15.50	31.83	34.39

Outstanding stock options	56,000	38,500	16,000
Weighted-average remaining life	4.39	8.29	8.08
Weighted-average exercise price	$14.54	$31.48	$34.39
Exercisable stock options	56,000	15,500	16,000
Weighted-average remaining life	4.39	7.16	8.08
Weighted-average exercise price	$14.54	$31.83	$34.39

	Weighted-average
At all prices	Options	price	life (yrs)
Total outstanding	110,500	$23.32	6.28
Total exerciseable	87,500	$21.23	5.56

All dividends must conform to applicable statutory requirements. Under 12 USC 56-9, a national bank may not pay a dividend on its common stock if the dividend would exceed net undivided profits then on hand. Further, under 12 USC 60, a national bank must obtain prior approval from the Office of the Comptroller of the Currency (“OCC”) to pay dividends on either common or preferred stock that would exceed the bank’s net profits for the current year combined with retained net profits (net profits minus dividends paid during that period) from the prior two years. At December 31, 2005, approximately $26,263,000 was available for dividends from the Bank to Suffolk Bancorp without prior approval of the OCC.

On October 23, 1995, the Board of Directors adopted a Shareholder Rights Plan and declared a dividend of one right per common share. Each right, if made exercisable by certain events, entitles the holder to acquire one-half of a share of common stock for $17.50, adjustable to prevent dilution. The rights expired in October of 2005 and were not renewed.

Note 9 — Income Taxes

The following table presents the provision for income taxes in the consolidated statements of income which is comprised of the following: (in thousands)

	2005	2004	2003
Current:
Federal	$11,782	$10,857	$11,437
State	2,191	1,967	2,251

	13,973	12,824	13,688
Deferred:
Federal	(456)	675	2,146
State	(141)	(69)	(1,788)

	(597)	606	358

Total	$13,376	$13,430	$14,046

The total current tax expense was greater than the amounts computed by applying the federal income tax rate because of the following:

	2005	2004	2003
Federal income tax expense at statutory rates	35%	35%	35%
Tax-exempt interest	(2%)	(1%)	0%
State income taxes net of federal benefit	4%	4%	4%
Other	1%	1%	1%

Total	38%	39%	40%

The effects of temporary differences between tax and financial accounting that create significant deferred-tax assets and liabilities at December 31, 2005 and 2004, and the recognition of income and expense for purposes of tax and financial reporting, that resulted in a net increase to Suffolk’s net deferred tax asset for the years ended December 31, 2005, 2004, and 2003 are presented below: (in thousands)

	2005	2004	2003
Deferred tax assets:
Provision for possible loan losses	$4,017	$3,355	$3,495
Post-retirement benefits	993	961	930
Deferred compensation	1,765	1,742	1,676
Securities available for sale	1,583	—	—
Other	365	571	574

Total deferred tax assets before valuation allowance	8,723	6,629	6,675
Valuation allowance	—	—	—

Total deferred tax assets net of valuation allowance	8,723	6,629	6,675

Deferred tax liabilities:
Pension	1,584	1,522	1,526
Securities available for sale	—	1,022	3,151
Other	580	728	164

Total deferred tax liabilities	2,164	3,272	4,841

Net deferred tax asset	$6,559	$3,357	$1,834

Note 10 — Employee Benefits

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

The following tables set forth the status of Suffolk Bancorp’s combined plan as of September 30, 2005 and September 30, 2004, the time at which the annual valuation of the plan is made.

The following table sets forth the plan’s change in benefit obligation:

	2005	2004
Benefit obligation at start of year	$21,269,432	$19,811,876
Service cost	1,194,639	1,128,438
Interest cost	1,250,591	1,163,160
Actuarial loss	2,480,423	155,599
Benefits paid	(1,007,567)	(989,641)

Benefit obligation at end of year	$25,187,518	$21,269,432

The following table sets forth the plan’s change in plan assets:

	2005	2004
Fair value of plan assets at start of year	$19,709,574	$17,716,506
Actual return on plan assets	2,376,097	1,918,346
Employer contribution	1,207,091	1,064,363
Benefits paid	(1,007,567)	(989,641)

Fair value of plan assets at end of year	$22,285,195	$19,709,574

Suffolk will be required to make an annual minimum contribution of $1,430,806 by June 15, 2006 for the plan year ending September 30, 2005 and $1,541,906 by June 15, 2006 for the plan year ending September 30, 2006.

The following table presents estimated benefits to be paid during the years indicated: (in thousands)

	Qualified Pension plan	Post- retirement plan
2007	$924	$45
2008	993	48
2009	1,014	51
2010	1,055	54
2011	1,114	57
2012-2016	7,447	343

The following table summarizes the funded status of the plan:

	2005	2004
Funded status	$(2,902,323)	$(1,559,858)
Unrecognized net transition liability	—	(10,400)
Unrecognized prior service cost	(28,620)	(32,599)
Unrecognized net loss	6,727,560	5,247,142

Prepaid cost	$3,796,617	$3,644,285

The following table summarizes the net periodic pension cost:

	2005	2004	2003
Service cost	$1,401,348	$1,194,639	$1,128,438
Interest cost on projected benefit obligations	1,359,983	1,250,591	1,163,160
Expected return on plan assets	(1,779,840)	(1,571,239)	(1,408,445)
Net amortization & deferral	263,230	180,768	184,093

Net periodic pension cost	$1,244,721	$1,054,759	$1,067,246

Weighted-average discount rate	5.50%	6.00%	6.75%
Rate of increase in future compensation	3.00%	3.00%	3.00%
Expected long-term rate of return on assets	8.00%	8.00%	8.00%

Plan Assets

Suffolk’s pension plan weighted-average asset allocations at September 30, 2005 and 2004, by asset category are as follows:

	at September 30,
Asset category	2005	2004
Equity Securities	58.80%	64.70%
Debt Securities	41.20%	34.90%
Other	0.00%	0.40%

Total	100%	100%

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

The Fixed Income portfolio managed by Firm II is in a commingled Fixed Income Fund. This style of fixed income management focuses of high-quality securities drawn from various market sectors, including U.S. Treasuries and government-sponsored agencies, sovereigns, supra-nationals, residential mortgage-backed securities (MBS), corporates, commercial mortgage-backed securities (CMBS), asset-backed securities (ABS), and municipals as set forth in its guidelines and the System’s investment policy.

Expected Long-Term Rate of Return

The expected long-term rate of return on plan assets reflects long-term earnings expectations on existing plan assets and those contributions expected to be received during the current plan year. In estimating that rate, appropriate consideration was given to historical returns earned by plan assets in the fund and the rates of return expected to be available for reinvestment. Average rates of return over the past one-, three-, five-, and ten-year periods were determined and subsequently adjusted to reflect current capital market assumptions and changes in investment allocations.

(B) Director’s Retirement Income Agreement of the Bank of the Hamptons — On April 11, 1994, Suffolk acquired Hamptons Bancshares, Inc., which had a director’s deferred compensation plan. The liability for this plan was approximately $255,000 and $283,000 on December 31, 2005 and 2004. Interest (approximately $20,000 in 2005 and $22,000 in 2004) is accrued over the term of the plan. In 2005, the Bank paid approximately $48,000 to participants.

(C) Deferred Compensation

1986 Plan — During 1986, the Board approved a deferred compensation plan. Under the plan, certain employees and Directors of Suffolk elected to defer compensation aggregating approximately $177,000 in exchange for stated future payments to be made at specified dates. The rate of return on the initial deferral was guaranteed. For purposes of financial reporting, interest (approximately $222,000 in 2005, $239,000 in 2004, and $135,000 in 2003) at the plan’s contractual rate is being accrued on the deferral amounts over the expected plan term. During 2005, Suffolk made payments of approximately $155,000 to participants of the plan. Suffolk has purchased life insurance policies on the plan’s participants based upon reasonable actuarial benefit and other financial assumptions where the present value of the projected cash flows from the insurance proceeds approximates the present value of the projected cost of the employee benefit. Suffolk is the named beneficiary on the policies. Net insurance income related to the policies aggregated approximately $72,000, $57,000, and $47,000, in 2005, 2004, and 2003, respectively.

1999 Plan—During 1999, the Board approved a non-qualified deferred compensation plan. Under this plan, certain employees and Directors of Suffolk may elect to defer some or all of their compensation in exchange for a future payment of the compensation deferred, with accrued interest, at retirement. During 2005, participants deferred compensation totaling $158,000. No payments have been made to any of the participants.

(D) Post-Retirement Benefits Other Than Pension —The following table sets forth the post-retirement benefit liability included in other liabilities in the accompanying consolidated statements of condition as of December 31, 2005 and 2004:

	2005	2004
Accumulated post-retirement benefit obligation (the “APBO”):
Retirees	$(718,235)	$(664,854)
Fully eligible active plan participants	(306,429)	(579,988)
Other active participants	(277,088)	(212,951)

Total APBO	$(1,301,752)	$(1,457,793)
Unrecognized net gain	(989,836)	(798,785)
Unrecognized past service cost	(12,410)	(13,218)
Unrecognized transition obligation	5,558	6,466

Post-retirement benefit liability	$(2,298,440)	$(2,263,330)

Net periodic post-retirement benefit cost (the “net periodic cost”) for the years ended December 31, 2005, 2004, and 2003 includes the following components:

	2005	2004	2003
Service cost of benefits earned	$37,411	$39,480	$34,284
Interest cost on liability	64,102	81,445	81,807
Unrecognized (gain) loss	(61,133)	(38,047)	(44,950)

Net periodic cost	$40,380	$82,878	$71,141

Benefit assumptions are based on sponsor contributions of $0.27 per participant per month per $1,000 of life insurance. The retiree is responsible for the premiums, less sponsor contributions. The Bank no longer contributes towards a retiree health plan.

Note 11 — Commitments and Contingent Liabilities

In the normal course of business, there are various outstanding commitments and contingent liabilities, such as standby letters of credit and commitments to extend credit, which are not reflected in the accompanying consolidated financial statements. No material losses are anticipated as a result of these transactions. Suffolk is contingently liable under standby letters of credit in the amount of $6,647,000 and $6,530,000 at December 31, 2005 and 2004, respectively. Suffolk has commitments to make or to extend credit in the form of revolving open-end lines secured by one- to four-family residential properties, commercial real estate, construction and land development loans, and lease financing arrangements in the amount of $159,151,000 and $123,798,000, and commercial loans of $34,580,000 and $32,459,000 as of December 31, 2005 and 2004, respectively.

In the opinion of management, based upon legal counsel, liabilities arising from legal proceedings against Suffolk would not have a significant effect on the financial position of Suffolk.

During 2005, Suffolk was required to maintain balances with the Federal Reserve Bank of New York for reserve and clearing requirements. These balances averaged $3,587,000 in 2005.

Total rental expense for the years ended December 31, 2005, 2004, and 2003 amounted to $963,000, $712,000, and $653,000, respectively.

At December 31, 2005, Suffolk was obligated under a number of noncancelable operating leases for land and buildings used for bank purposes. Minimum annual rentals, exclusive of taxes and other charges under noncancelable operating leases, are summarized as follows: (in thousands)

Minimum Rentals
2006	$919
2007	886
2008	818
2009	817
2010 and thereafter	5,777

Note 12 — Regulatory Capital

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2005, that the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 2005, the most recent notification from the Comptroller of the Currency categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. Management believes that since that notification no circumstances have changed the institution’s category.

The Bank’s actual capital amounts and ratios are also presented in the following table: (dollars in thousands)

	Actual capital ratios		Minimum for capital adequacy		Minimum to be “Well Capitalized” under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2005

Total Capital (to risk-weighted assets)	$113,665	10.96%	$82,938	8.00%	$103,672	10.00%
Tier 1 Capital (to risk-weighted assets)	103,837	10.02%	82,938	4.00%	62,203	6.00%
Tier 1 Capital (to average assets)	103,837	7.50%	55,384	4.00%	69,230	5.00%

As of December 31, 2004

Total Capital (to risk-weighted assets)	$112,361	12.03%	$74,745	8.00%	$93,432	10.00%
Tier 1 Capital (to risk-weighted assets)	104,151	11.15%	37,373	4.00%	56,059	6.00%
Tier 1 Capital (to average assets)	104,151	7.65%	54,452	4.00%	68,065	5.00%

Note 13 — Credit Concentrations

Suffolk’s principal investments are loans and a portfolio of short- and medium-term debt of the United States Treasury, states and other political subdivisions, U.S. government agencies, corporations, and mortgage-backed securities and collateralized mortgage obligations.

Consumer loans, net of unearned discounts, comprised 14.7 percent of Suffolk’s loan portfolio and 9.4 percent of assets. A majority are indirect dealer-generated loans secured by automobiles. Most of these loans are made to residents of Suffolk’s primary lending area. Each loan is small in amount. Borrowers represent a cross-section of the population and are employed in a variety of industries. The risk presented by any one loan is correspondingly small, and therefore, the risk that this portion of the portfolio presents to Suffolk depends on the financial stability of the population as a whole, not any one entity or industry. Loans secured by real estate comprise 64.9 percent of the portfolio and 41.7 percent of assets, 34.1 percent of which are for commercial real estate. Commercial real estate loans present greater risk than residential mortgages. Suffolk has attempted to minimize the risks of these loans by considering several factors, including the creditworthiness of the borrower, location, condition, value, and the business prospects for the security property. Commercial, financial, and agricultural loans, unsecured or secured by collateral other than real estate, comprise 19.8 percent of the loan portfolio and 12.7 percent of assets. These loans present significantly greater risk than other types of loans. Average credits are greater in size than consumer loans, and unsecured loans may be more difficult to collect. Suffolk obtains, whenever possible, both the personal guarantees of the principal(s) and cross-guarantees among the principals’ business enterprises.

U.S. Treasury securities represented 2.2 percent of the investment portfolio and 0.7 percent of assets. U.S. government agency debt securities represented 29.6 percent of the investment portfolio and 8.8 percent of assets. These offer little or no financial risk. Collateralized mortgage obligations represented 46.6 percent of the investment portfolio and 13.8 percent of assets. Mortgage-backed securities represented 0.4 percent of the investment portfolio and 0.1 percent of assets. Municipal obligations constitute 19.7 percent of the investment portfolio and 5.8 percent of assets. These obligations present slightly greater risk than U.S. Treasury securities, or those secured by the U.S. government, but significantly less risk than loans because they are backed by the full faith and taxing power of the issuer, each of which is located in the state of New York. Suffolk usually holds these securities to maturity.

Note 14 — Fair Value of Financial Instruments

The following table presents the carrying amounts and fair values of Suffolk’s financial instruments. SFAS No. 107, “Disclosures About Fair Value of Financial Instruments,” defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation: (in thousands)

	2005		2004
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash & cash equivalents	$48,530	$48,530	$40,053	$40,053
Investment securities available for sale	400,038	400,038	427,678	427,678
Investment securities held to maturity	17,274	17,884	14,461	15,151
Loans, net	905,037	895,370	825,430	827,046
Accrued interest receivable	6,747	6,747	5,804	5,804
Deposits	1,158,707	1,155,959	1,197,592	1,196,390
Accrued interest payable	1,722	1,722	721	721

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

The carrying amount and fair value of loans were as follows at December 31, 2005 and 2004: (in thousands)

	2005		2004
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Commercial, financial & agricultural	$179,523	$178,956	$158,205	$158,470
Commercial real estate	308,436	300,677	262,262	260,461
Real estate construction loans	67,411	68,387	50,455	50,462
Residential mortgages (1st & 2nd liens)	131,006	130,560	114,969	118,183
Home equity loans	80,775	80,524	75,486	75,339
Consumer loans	132,930	131,310	162,206	162,284
Other loans	4,956	4,956	1,847	1,847

Totals	$905,037	$895,370	$825,430	$827,046

Investment Securities

The fair value of the investment portfolio, including mortgage-backed securities, was based on quoted market prices or market prices of similar instruments.

Deposit Liabilities

The fair value of certificates of deposit less than $100,000 was calculated by discounting cash flows with applicable origination rates. At December 31, 2005, the fair value of certificates of deposit less than $100,000 totaling $194,821,000 had a carrying value of $197,406,000. At December 31, 2005, the fair value of certificates of deposit more than $100,000 totaling $15,662,000 had a carrying value of $15,825,000.

Commitments to Extend Credit, Standby Letters of Credit, and Written Financial Guarantees

The fair value of commitments to extend credit was estimated by either discounting cash flows or using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the current creditworthiness of the counterparties.

Credit in the form of revolving open-end lines secured by one- to four-family residential properties, commercial real estate, construction and land development loans, and lease financing arrangements were $159,151,000 and $123,798,000 as of December 31, 2005 and 2004, respectively.

The estimated fair value of written financial guarantees and letters of credit is based on fees currently charged for similar agreements. The contractual amounts of these commitments were $41,227,000 and $38,990,000 at December 31, 2005 and 2004. The fees charged for the commitments were not material in amount.

Note 15 — Selected Quarterly Financial Data (Unaudited)

The comparative results for the four quarters of 2005 and 2004 are as follows: (in thousands of dollars except for share and per-share data)

	2005				2004
	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.
Interest income	$17,808	$18,653	$19,348	$19,864	$16,847	$16,879	$17,084	$17,174
Interest expense	2,314	2,751	2,866	3,381	1,885	1,815	1,843	1,836

Net interest income	15,494	15,902	16,482	16,483	14,962	15,064	15,241	15,338
Provision for loan losses	300	375	450	450	225	1,298	225	225

Net interest income after provision for loan losses	15,194	15,527	16,032	16,033	14,737	13,766	15,016	15,113
Other income	2,338	2,489	2,528	2,811	2,452	3,774	2,614	3,454
Other expense	9,293	9,464	9,178	9,539	9,119	9,191	8,990	9,321
Provision for income taxes	3,107	3,227	3,537	3,505	3,206	3,316	3,433	3,475

Net income	$5,132	$5,325	$5,845	$5,800	$4,864	$5,033	$5,207	$5,771

Basic per-share data:
Net income	$0.48	$0.50	$0.55	$0.56	$0.45	$0.46	$0.48	$0.53
Cash dividends	$0.19	$0.20	$0.20	$0.20	$0.19	$0.19	$0.19	$0.19
Average shares	10,764,150	10,616,833	10,494,505	10,412,798	10,928,342	10,887,087	10,867,334	10,847,098

Note 16 — Suffolk Bancorp (Parent Company Only) Condensed Financial Statements (in thousands)

Condensed Statements of Condition as of December 31,	2005	2004	2003
Assets
Due From Banks	$2,098	$2,074	$2,083
Investment in Subsidiaries:
SCNB	102,373	106,436	100,636
Other Assets	242	430	285

Total Assets	$104,713	$108,940	$103,004

Liabilities and Stockholders’ Equity
Dividends Payable	$2,081	$2,061	$2,080
Other Liabilities	631	667	754
Stockholders’ Equity	102,001	106,212	100,170

Total Liabilities and Stockholders’ Equity	$104,713	$108,940	$103,004

Condensed Statements of Income for the Years Ended December 31,	2005	2004	2003
Income
Net Security Gains	$—	$—	$—
Other Income	—	—	—
Dividends From Subsidiary Bank	22,546	12,215	26,258

	22,546	12,215	26,258
Expense
Other Expense	172	203	40

Income Before Equity in Undistributed Net Income of Subsidiaries	22,374	12,012	26,218
Equity in Undistributed Earnings of Subsidiaries	(272)	8,863	(4,882)

Net Income	$22,102	$20,875	$21,336

Condensed Statements of Cash Flows for the Years Ended December 31,	2005	2004	2003
Cash Flows From Operating Activities
Net Income	$22,102	$20,875	$21,336
Less: Equity in Undistributed Earnings of Subsidiaries	272	(8,863)	4,882
Other, Net	151	(231)	(124)

Net Cash Provided by Operating Activities	22,525	11,781	26,094

Cash Flows From Investing Activities
Maturities of Investment Securities; Available for Sale	—	—	—

Net Cash Provided by Investing Activities	—	—	—

Cash Flows From Financing Activities
Stock Appreciation Rights Exercised	—	70	—
Repurchase of Common Stock	(14,200)	(3,574)	(17,718)
Dividends Paid	(8,301)	(8,286)	(8,266)

Net Cash Used in Financing Activities	(22,501)	(11,790)	(25,984)

Net Increase in Cash and Cash Equivalents	24	(9)	110
Cash and Cash Equivalents, Beginning of Year	2,074	2,083	1,973

Cash and Cash Equivalents, End of Year	$2,098	$2,074	$2,083

Note: No income tax provision has been recorded on the books of Suffolk Bancorp since it files a return consolidated with its subsidiaries.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and

Shareholders of Suffolk Bancorp

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Suffolk Bancorp and its subsidiary maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Suffolk Bancorp’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Suffolk Bancorp maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also in our opinion, Suffolk Bancorp maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Suffolk Bancorp as of December 31, 2005 and 2004, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005 and our report dated March 1, 2006 expressed an unqualified opinion on those financial statements.

Philadelphia, Pennsylvania March 1, 2006	GRANT THORNTON, LLP

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and

Shareholders of Suffolk Bancorp

We have audited the accompanying consolidated balance sheets of Suffolk Bancorp and its subsidiary as of December 31, 2005 and 2004, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Suffolk Bancorp as of December 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Suffolk Bancorp’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 1, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of internal control over financial reporting and an unqualified opinion on the effectiveness of internal control over financial reporting.

Philadelphia, Pennsylvania March 1, 2006

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

Suffolk Bancorp’s independent registered public accounting firm has been engaged to perform an audit of the consolidated financial statements in accordance with auditing standards of the Public Company Accounting Oversight Board (United States), and the firm’s report expresses its opinion as to the fair presentation of the consolidated financial statements and conformity with generally accepted accounting principles.

Suffolk Bancorp maintains systems of internal controls that provide reasonable assurance that assets are safeguarded and keeps reliable financial records for preparing financial statements. Internal audits are conducted to continually evaluate the adequacy and effectiveness of such internal controls, policies, and procedures.

The audit committee of the Board of Directors, which is composed entirely of directors who are not employees of Suffolk Bancorp, meets periodically with the internal auditors, and management to discuss audit and internal accounting controls, regulatory audits, and financial reporting matters.

Thomas S. Kohlmann President & Chief Executive Officer

J. Gordon Huszagh Executive Vice President & Chief Financial Officer Riverhead, New York March 1, 2006

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2005

-OR-

☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                      to                     .

Commission File Number: 01-13580

SUFFOLK BANCORP

(Name of Issuer in Its Charter)

New York	11-2708279
(State or Other Jurisdiction of Incorporation of Organization)	(I.R.S. Employer Identification No.)

4 West Second Street, P.O. Box 9000, Riverhead, New York	11901
(Address of Principal Executive Offices)	(Zip Code)

Issuer’s Telephone Number, Including Area Code: (631) 727-5667

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, par value $2.50 per share

(Title of Class)

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES  ☐    NO  ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. YES  ☐    NO  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes  ☐    No  ☒

The aggregate market value of the common equity held by non-affiliates of the Registrant as of the last business day of the Registrant’s most recently completed second fiscal quarter was $364.9 million.

As of January 31, 2006, there were 10,336,906 shares outstanding of the Registrant’s common stock.

PART I

DOCUMENT INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for its Annual Meeting of Shareholders to be held April 11, 2006, filed on March 10, 2006. (Part III)

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

Suffolk and its subsidiaries had 353 full-time and 64 part-time employees on December 31, 2005.

Suffolk County National Bank (“Bank”)

The Suffolk County National Bank of Riverhead was organized under the national banking laws of the United States of America on January 6, 1890. The Bank is a member of the Federal Reserve System, and its deposits are insured by the Federal Deposit Insurance Corporation to the extent provided by law.

Directed by members of the communities it serves, the Bank’s main service area includes the towns of Babylon, Brookhaven, East Hampton, Islip, Riverhead, Smithtown, Southampton, and Southold. The main office of the Bank is situated at 6 West Second Street, Riverhead, New York. Its branch offices are located at Bohemia, Center Moriches, Cutchogue, Deer Park, East Hampton, Hampton Bays, Hauppauge, Manorville, Mattituck, Medford, Miller Place, Montauk, Port Jefferson, Riverhead, Sag Harbor, Sayville, Shoreham, Smithtown, Southampton, Wading River, Water Mill, West Babylon, and Westhampton Beach, New York.

The Bank is a full-service bank serving the needs of the local residents of Suffolk County. Most of the Bank’s business is devoted to serving those residing in the immediate area of the Bank’s main and branch offices. Among the services offered by the Bank are checking accounts, savings accounts, time and savings certificates, money market accounts, negotiable-order-of-withdrawal accounts, holiday club accounts, and individual retirement accounts; secured and unsecured loans, including commercial loans to individuals, partnerships, and corporations, agricultural loans to farmers, installment loans to finance small businesses, mobile home loans, and automobile loans; home equity and real estate mortgage loans; safe deposit boxes; trust and estate services; the sale of mutual funds and annuities; and the maintenance of a master pension plan for self-employed individuals’ participation. The business of the Bank is only mildly seasonal.

AVAILABLE INFORMATION

Suffolk files Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statements on Form 14(a), and any amendments to those reports, with the United States Securities and Exchange Commission (“SEC”). The public may read and copy any of these materials at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, D.C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330 (1-800-732-0330). The SEC also maintains an Internet site (http://www.sec.gov) that contains reports, proxy, and information statements, and other information regarding issuers, including Suffolk, that file electronically with the SEC. Suffolk also makes these reports available free of charge through its Internet website (http://www.suffolkbancorp.com) as soon as practicably possible after Suffolk files these reports electronically with the SEC.

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

Imposition of Liability for Undercapitalized Subsidiaries

The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) required each federal banking agency to revise its risk-based capital standards to ensure that those standards take adequate account of interest rate risk, concentration of credit risk, and the risks of nontraditional activities, as well as reflect the actual performance and expected risk of loss on multifamily mortgages. In accordance with the law, each federal banking agency has specified, by regulation, the levels at which an insured institution would be considered “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized.” Under these regulations, as of December 31, 2005, the Bank would be deemed to be “well capitalized.”

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

Bank

The Bank’s main office campus, with three buildings, is located at 6 West Second Street, Riverhead, New York, title to which is held by the Town of Riverhead, New York Industrial Development Agency for reasons of tax abatement, but to which the Bank has all other rights of ownership. The Bank also owns a total of 12 properties with 12 buildings in fee, and holds 16 buildings under lease agreements. The decision was made to consolidate a number of offices housing central operations in the new campus facility on property already owned by the Bank in Riverhead, New York, in the interest of operational efficiency. Capitalized costs through December 31, 2005 totaled $9,613,000. Depreciation commenced during the first quarter of 2003. Management anticipates that costs will exceed recent run rates in the first years after construction. Otherwise, management believes that the physical facilities are suitable and adequate and at present are being fully utilized. Suffolk, however, evaluates future needs continuously and anticipates other changes in its facilities during the next several years.

ITEM 3. Legal Proceedings

There are no material legal proceedings, individually or in the aggregate, to which Suffolk or its subsidiaries are a party or of which any of the property is subject.

ITEM 4. Submission of Matters to a Vote of Security Holders

None.

PART II

ITEM 5. Market for Registrant’s Common Equity and Related Stockholder Matters

Pages 4 and 19 of this Annual Report to Shareholders for the fiscal year ended December 31, 2005.

At January 31, 2006, there were approximately 1,639 equity holders of record and approximately 2,400 beneficial shareholders of the Company’s common stock.

ITEM 6. Selected Quarterly Financial Data

Page 33 of this Annual Report to Shareholders for the fiscal year ended December 31, 2005.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Pages 5 - 17 of this Annual Report to Shareholders for the fiscal year ended December 31, 2005.

ITEM 7a. Quantitative and Qualitative Disclosure about Market Risk

Page 13 of this Annual Report to Shareholders for the fiscal year ended December 31, 2005.

ITEM 8. Financial Statements and Supplementary Data

Pages 18 - 34 of this Annual Report to Shareholders for the fiscal year ended December 31, 2005.

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

The Certifying Officers also have indicated that there were no significant changes in Suffolk’s internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation, and there were no corrective actions with regard to significant deficiencies and material weaknesses. Management’s Report on Internal Control over Financial Reporting is incorporated herein and can be found on page 17. Management’s assessment of the effectiveness of Suffolk’s internal control over financial reporting as of December 31, 2005, has been audited by Grant Thornton LLP whose report can be found on page 35.

PART III

ITEM 10. Directors and Executive Officers of the Registrant

Pages 2 - 6 of Registrant’s Proxy Statement for its Annual Meeting of Shareholders to be held on April 11, 2006 is incorporated herein by reference.

Executive Officers

NAME	AGE	POSITION			BUSINESS EXPERIENCE
Thomas S. Kohlmann	59	Chairman, President, and Chief Executive Officer	Apr-05	- Present	Chairman, President, CEO, and Director, Suffolk Bancorp
			Oct-99	- Apr-05	President, CEO, and Director, Suffolk Bancorp
			Oct-99	- Present	President, CEO, and Director, SCNB
			Jan-98	- Oct-99	EVP, Suffolk Bancorp
			Jan-96	- Oct-99	EVP and Chief Lending Officer
			Feb-92	- Dec-95	SVP, SCNB
			1980	- Feb-92	Marine Midland Bank
Employed by SCNB since February 1992.

J. Gordon Huszagh	52	Executive Vice President and Chief Financial Officer	Jan-99	- Present	EVP and CFO, Suffolk Bancorp
			Jan-99	- Present	EVP and CFO, SCNB
			Jan-97	- Jan-99	SVP and CFO, SCNB
			Dec-92	- Dec-96	SVP & Comptroller, SCNB
			Dec-88	- Dec-92	VP & Comptroller, SCNB
			Dec-86	- Dec-88	VP, SCNB
			Jan-83	- Dec-86	Auditor, SCNB
			1975	- 1982	Eastern Federal Savings and Loan
Employed by SCNB since January 1983.

Robert C. Dick	56	Executive Vice President and Chief Lending Officer	Apr-00	- Present	EVP, Suffolk Bancorp
			Apr-00	- Present	EVP and Chief Lending Officer, SCNB
			Oct-99	- Apr-00	SVP and Chief Lending Officer, SCNB
			Dec-88	- Oct-99	SVP, Commercial Loans, SCNB
			Dec-82	- Apr-88	VP, Commercial Loans, SCNB
			1965	- 1980	Security National Bank/Chemical Bank
Employed by SCNB since January 1980.

Frank D. Filipo	54	Executive Vice President, Retail Banking	Mar-03	- Present	EVP, Suffolk Bancorp
			Mar-03	- Present	EVP, Retail Banking, SCNB
			Sep-01	- Mar-03	SVP, Retail Banking, SCNB
			Sep-96	- Sep-01	Regional Administrator, North Fork Bank
			Apr-94	- Sep-96	SVP, Commercial Loans, SCNB
			Jul-84	- Apr-94	EVP, Senior Lending Officer, Bank of the Hamptons, N.A.
			1982	- Jul-84	VP Commerical Loans, Continental Bank
Employed by SCNB from April 1994 to September 1996 and since September 2001.

Augustus C. Weaver	63	Executive Vice President and Chief Information Officer	Jan-98	- Present	EVP, Suffolk Bancorp
			Jan-96	- Present	EVP and Chief Information Officer, SCNB
			Feb-87	- Dec-95	President, Island Computer Corporation of New York, Inc.
			Feb-86	- Feb-87	Director of Data Processing and Corporate Planning,
Southland Frozen Food Corporation
			Feb-62	- Feb-86	VP & Director of Operations, Long Island Savings Bank
Employed by SCNB since January 1996.

ITEM 11. Executive Compensation

Pages 5-10 of Registrant’s Proxy Statement for its Annual Meeting of Shareholders to be held on April 11, 2006 is incorporated herein by reference.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management

Pages 2, 8, 9, and 10 of Registrant’s Proxy Statement for its Annual Meeting of Shareholders to be held on April 11, 2006 is incorporated herein by reference.

ITEM 13. Certain Relationships and Related Transactions

Page 10 of Registrant’s Proxy Statement for its Annual Meeting of Shareholders to be held on April 11, 2006 is incorporated herein by reference.

ITEM 14. Principal Accountant Fees and Services

The following table presents the fees billed for each of the last two fiscal years by Suffolk’s principal accountant by category:

	2005	2004
Audit fees	$205,499	$196,152
Audit-related fees	100,000	99,750
Tax fees	26,629	23,701
All other fees	—	—

	$332,128	$319,603

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

Reports on Form 8-K

The following reports were filed on Form 8-K during the three-month period ended December 31, 2005:

October 17, 2005, Item 2.02 Results of Operations and Financial Condition. Attached as an exhibit is the Company’s press release titled “Suffolk Bancorp Announces 16.7 Percent Increase in Third Quarter Earnings per Share,” dated October 17, 2005.

November 29, 2005, Item 8.01 Other Events and Required FD Disclosure. Attached as an exhibit is the Company’s press release titled “Suffolk Bancorp Announces Regular Quarterly Dividend,” dated November 29, 2005.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUFFOLK BANCORP

March 10, 2006

(Registrant)

By:	/s/ THOMAS S. KOHLMANN	By:	/s/ JOSEPH A. DEERKOSKI
	Thomas S. Kohlmann		Joseph A. Deerkoski
	President, Chief Executive Officer, & Chairman of the Board, Director		Director

By:	/s/ J. GORDON HUSZAGH	By:	/s/ JOSEPH A. GAVIOLA
	J. Gordon Huszagh		Joseph A. Gaviola
	Executive Vice President & Chief Financial Officer		Director

By:	/s/ JAMES E. DANOWSKI	By:	/s/ RALPH M. GIBSON
	James E. Danowski		Ralph M. Gibson
	Director		Director

		By:	/s/ EDGAR F. GOODALE
Edgar F. Goodale
Director

		By:	/s/ DAVID A. KANDELL
David A. Kandell
Director

		By:	/s/ TERENCE X. MEYER
Terence X. Meyer
Director

		By:	/s/ SUSAN V. B. O’SHEA
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

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize, and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: March 10, 2006

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

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize, and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: March 10, 2006

/s/ J. GORDON HUSZAGH
J. Gordon Huszagh Executive Vice President & Chief Financial Officer

CERTIFICATION OF PERIODIC REPORT

I, Thomas S. Kohlmann, President & Chief Executive Officer of Suffolk Bancorp (the “Company”), certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that: (1) the Annual Report on Form 10-K of the Company for the year ended December 31, 2005 (the “Report”) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and (2) the information contained in the Report fairly represents, in all material respects, the financial condition and results of operations of the Company.

Dated: March 10, 2006

/s/ Thomas S. Kohlmann
Thomas S. Kohlmann President & Chief Executive Officer

CERTIFICATION OF PERIODIC REPORT

I, J. Gordon Huszagh, Executive Vice President & Chief Financial Officer of Suffolk Bancorp (the “Company”), certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that: (1) the Annual Report on Form 10-K of the Company for the year ended December 31, 2005 (the “Report”) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and (2) the information contained in the Report fairly represents, in all material respects, the financial condition and results of operations of the Company.

Dated: March 10, 2006

/s/ J. Gordon Huszagh
J. Gordon Huszagh Executive Vice President & Chief Financial Officer

DIRECTORS

James E. Danowski

Partner; Coughlin, Foundotos, Cullen & Danowski

(accounting firm)

Joseph A. Deerkoski

Consultant

(general insurance)

Joseph A. Gaviola

Principal; Gaviola’s Montauk Market

Chris-Nic Properties

(retail; commercial and residential real estate)

Ralph M. Gibson, M.D.

Physician

Edgar F. Goodale

President; Riverhead Building Supply Corp.

(building supply distributor)

David A. Kandell

Managing Partner; Kandell, Farnworth, & Pubins, C.P.A.’s

(accounting firm)

Thomas S. Kohlmann

Chairman, President & Chief Executive Officer

Terence X. Meyer

Managing Partner; Meyer, Meyer, & Keneally, Esqs. L.L.P.

(attorneys)

Susan V. B. O’Shea

Managing Partner; L. I. Commercial Industrial Corp.

(commercial real estate)

OFFICERS

Thomas S. Kohlmann

Chairman, President & Chief Executive Officer

J. Gordon Huszagh

Executive Vice President & Chief Financial Officer

Robert C. Dick

Executive Vice President

Frank D. Filipo

Executive Vice President

Augustus C. Weaver

Executive Vice President

Douglas Ian Shaw

Vice President & Corporate Secretary

DIRECTORS	Robert T. Ellerkamp	Hampton Bays Office
Thomas S. Kohlmann	Vice President	David C. Barczak
Chairman of the Board	Wendy Harris	Vice President
James E. Danowski	Vice President
Joseph A. Deerkoski	Benjamin Mancuso	Hauppauge Office
Joseph A. Gaviola	Vice President	Mark Harrigan
Ralph M. Gibson	Deborah Simonetti	Assistant Vice President
Edgar F. Goodale	Vice President
David A. Kandell	Frederick J. Weinfurt	Manorville Office
Terence X. Meyer	Vice President	Diane De Fabrizio
Susan V. B. O’Shea		Assistant Vice President
RETAIL BANKING
EXECUTIVE OFFICERS	Stanley V. Gelish	Mattituck Office
Thomas S. Kohlmann	Senior Vice President	Janet V. Stewart
Chairman, President &	Anita J. Nigrel	Vice President
Chief Executive Officer	Senior Vice President
J. Gordon Huszagh	Susan M. Martinelli	Medford Office
Executive Vice President &	Vice President	Paul E. Vaas
Chief Financial Officer		Vice President
Frank D. Filipo	Bohemia Office
Executive Vice President	Steve E. Horner	Miller Place Office
Retail Banking	Vice President	Lynn S. Burnett
Augustus C. Weaver		Vice President
Executive Vice President &	Center Moriches Office
Chief Information Officer	Julia Pratt	Montauk Harbor Office
Robert C. Dick	Assistant Vice President	Montauk Village Office
Executive Vice President &		John J. McDonald
Chief Lending Officer	Cutchogue Office	Assistant Vice President
Kim Sweeney
LOANS	Assistant Vice President	Port Jefferson Harbor Office
Philip D. Ammirato		Port Jefferson Village Office
Senior Vice President	Deer Park Office	Robert P. Grady
Bruce W. Bradley	Steven DeLuca	Vice President
Senior Vice President	Vice President
David T. DeVito		Riverhead, Ostrander
Senior Vice President	East Hampton Pantigo Office	Avenue Office
Lawrence Milius	Paul D. Hawkins, Jr.	Angela R. Reese
Senior Vice President	Vice President	Assistant Vice President
Peter M. Almasy
Vice President	East Hampton Village Office	Riverhead, Second Street Office
Joan Brigante	Jill James	Vincent Cangiano
Vice President	Vice President	Vice President

Sag Harbor Office	TRUST & INVESTMENT
Michael E. Newins	SERVICES	COMPTROLLER
Assistant Vice President	Dan A. Cicale	William Cassara
	Senior Vice President	Vice President
Sayville Office	& Trust Officer
Pamela S. Werner		CORPORATE SERVICES
Assistant Vice President	Trust & Estate Services	Douglas Ian Shaw
	Linda Schwartz	Vice President &
Shoreham Office	Vice President & Trust Officer	Corporate Secretary
Wendy A. Stapon	Warren Palzer
Assistant Vice President	Vice President	DATA PROCESSING
	Lori E. Thompson	Mark J. Drozd
Smithtown Office	Vice President	Senior Vice President
Susan L. Hughes
Assistant Vice President	SCNB Financial Services, Inc.	FACILITIES
	William C. Araneo	Charles E. Anderson
Southampton Office	Vice President	Manager
Patricia Bolomey
Vice President	AUDIT	HUMAN RESOURCES
	Maria R. Michaelson	Nancy Jacob
Wading River Office	Senior Vice President	Vice President
John A. Maki	Tricia Thomas-Hector
Assistant Vice President	Vice President	INFORMATION
SECURITY
Water Mill Office	COLLECTIONS	Joanne Appel
Rebecca Yousik	Christopher R. Martinelli	Assistant Vice President
Assistant Vice President	Assistant Vice President

West Babylon Office	COMPLIANCE
Joanne Goodman	Jeanne P. Kelley
Assistant Vice President	Senior Vice President
Linda Follett
Westhampton Beach Office	Vice President
John McGregor
Assistant Vice President

Directory of Offices and Departments

Area Code (631)
ON THE WEB AT:	WWW.SCNB.COM	Telephone	FAX
Executive Offices	4 West Second Street, P.O. Box 9000, Riverhead, N.Y. 11901	208-2400	727-2638
Audit	4 West Second Street, P.O. Box 9000, Riverhead, N.Y. 11901	208-2285	727-8236
Bohemia Office	3880 Veterans Memorial Highway, Bohemia, N.Y. 11716	585-4477	585-4809
Business and Professional Banking Center	260 Middle County Road, Smithtown, N.Y. 11787	979-3400	979-3430
Center Moriches Office	502 Main Street, Center Moriches, N.Y. 11934	878-8800	878-4431
Collections	206 Griffing Avenue, Riverhead, N.Y. 11901	208-2370	727-5732
Commercial Loans	4 West Second Street, P.O. Box 9000, Riverhead, N.Y. 11901	208-2201	727-5798
	3880 Veterans Memorial Highway, Bohemia, N.Y. 11716	580-0181	580-0183
	137 West Broadway, Port Jefferson, N.Y. 11777	642-1000	642-0200
	295 North Sea Road, Southampton, N.Y. 11968	287-3104	287-3296
Compliance	4 West Second Street, P.O. Box 9000, Riverhead, N.Y. 11901	208-2292	727-2638
Comptroller	4 West Second Street, P.O. Box 9000, Riverhead, N.Y. 11901	208-2270	369-2230
Consumer Loans	4 West Second Street, P.O. Box 9000, Riverhead, N.Y. 11901	208-2222	727-5521
Corporate Services (Investor Relations)	4 West Second Street, P.O. Box 9000, Riverhead, N.Y. 11901	727-5667	727-3214
Cutchogue Office	31525 Main Road, P.O. Box 702, Cutchogue, N.Y. 11935	734-5050	734-7759
Deer Park Office	21 East Industry Court, Suite 4, Deer Park, N.Y. 11729	274-4888	274-4810
Data Processing	206 Griffing Avenue, Riverhead, N.Y. 11901	208-2495	369-5834
East Hampton Pantigo Office	351 Pantigo Road, East Hampton, N.Y. 11937	324-2000	324-6367
East Hampton Village Office	99 Newtown Lane, East Hampton, N.Y. 11937	324-3800	324-3863
Facilities	4 West Second Street, P.O. Box 9000, Riverhead, N.Y. 11901	208-2333	208-0767
Hampton Bays Office	168 West Montauk Highway, Hampton Bays, N.Y. 11946	728-2700	728-8311
Hauppauge Office	110 Marcus Boulevard, Hauppauge, N.Y. 11788	436-5400	436-4454
Human Resources	4 West Second Street, P.O. Box 9000, Riverhead, N.Y. 11901	208-2310	727-3170
Manorville Office	460 County Road 111, Suite 18, Manorville, N.Y. 11949	281-8200	281-5695
Marketing	4 West Second Street, P.O. Box 9000, Riverhead, N.Y. 11901	208-2323	727-9223
Mattituck Office	10900 Main Road, P.O. Box 1420, Mattituck, N.Y. 11952	298-9400	298-9188
Medford Office	2801 Route 112, Suite B, Medford, N.Y. 11763	758-1500	758-1509
Miller Place Office	159-21A Route 25A, Miller Place, N.Y. 11764	474-8400	474-5357
Montauk Harbor Office	541 West Lake Drive, P.O. Box 2368, Montauk, N.Y. 11954	668-4333	668-3643
Montauk Village Office	746 Montauk Highway, P.O. Box 743, Montauk, N.Y. 11954	668-5300	668-1214
Operations	206 Griffing Avenue, Riverhead, N.Y. 11901	208-2450	369-5834
Port Jefferson Harbor Office	135 West Broadway, Port Jefferson, N.Y. 11777	474-7200	331-7806
Port Jefferson Village Office	228 East Main Street, Port Jefferson, N.Y. 11777	473-7700	473-9406
Residential Mortgage Loans	4 West Second Street, P.O. Box 9000, Riverhead, N.Y. 11901	208-2244	369-2468
Retail Banking	4 West Second Street, P.O. Box 9000, Riverhead, N.Y. 11901	208-2300	727-3873
Riverhead, Ostrander Avenue Office	1201 Ostrander Avenue, P.O. Box 9000, Riverhead, N.Y. 11901	727-6800	727-5095
Riverhead, Second Street Office	6 West Second Street, Riverhead, N.Y. 11901	208-2350	727-3210
Sag Harbor Office	17 Main Street, P.O. Box 1268, Sag Harbor, N.Y. 11963	725-3000	725-4627
Sayville Office	161 North Main Street, Sayville, N.Y. 11782	218-1600	218-9425
SCNB Financial Services, Inc.	6 West Second Street, P.O. Box 9000, Riverhead, NY 11901	208-2380	727-3210
Shoreham Office	9926 Route 25A, P.O. Box 622, Shoreham, N.Y. 11786	744-4400	744-6743
Smithtown Office	260 Middle Country Road, Suite 112, Smithtown, N.Y. 11787	979-3400	979-3430
Southampton Office	295 North Sea Road, Southampton, N.Y. 11968	283-3800	287-3293
Trust and Investment Services	3880 Veterans Memorial Highway, Bohemia, N.Y. 11716	285-6600	285-6610
Wading River Office	2065 Wading River-Manor Road, Wading River, N.Y. 11792	929-6300	929-6799
Water Mill Office	828 Montauk Highway, P.O. Box 216, Water Mill, N.Y. 11976	726-4500	726-7573
West Babylon Office	955 Little East Neck Road, West Babylon, N.Y. 11704	669-7300	669-5211
Westhampton Beach Office	144 Sunset Avenue, Westhampton Beach, N.Y. 11978	288-4000	288-9252