Form 10-Q
period 2006-03-31
SUFFOLK BANCORP
filed 2006-05-05
CIK 754673

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended March 31, 2006

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

The aggregate market value of the common equity held by non-affiliates of the Registrant as of the last business day of the Registrant’s most recently completed first fiscal quarter was $351.9 million.

10,300,606 SHARES OF COMMON STOCK OUTSTANDING AS OF May 1, 2006

This page left blank intentionally.

SUFFOLK BANCORP AND SUBSIDIARIES

SUFFOLK BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CONDITION

(in thousands of dollars except for share and per share data)

	March 31, 2006	December 31, 2005
	unaudited
ASSETS
Cash & Due From Banks	$50,975	$48,530
Investment Securities:
Available for Sale, at Fair Value	393,384	400,038
Held to Maturity (Fair Value of $18,437 and $17,885, respectively) Obligations of States & Political Subdivisions	11,313	11,378
Federal Reserve Bank Stock	638	638
Federal Home Loan Bank Stock	5,851	5,158
Corporate Bonds & Other Securities	100	100

Total Investment Securities	411,286	417,312

Total Loans	924,256	905,037
Less: Allowance for Loan Losses	10,150	9,828

Net Loans	914,106	895,209

Premises & Equipment, Net	22,571	22,792
Accrued Interest Receivable, Net	7,041	6,747
Excess of Cost Over Fair Value of Net Assets Acquired	814	814
Other Assets	18,117	16,879

TOTAL ASSETS	$1,424,910	$1,408,283

LIABILITIES & STOCKHOLDERS’ EQUITY
Demand Deposits	$401,498	$424,320
Saving, N.O.W. & Money Market Deposits	509,110	521,156
Time Certificates of $100,000 or more	21,943	15,825
Other Time Deposits	201,252	197,406

Total Deposits	1,133,803	1,158,707

Federal Funds Purchased	8,000	7,700
Federal Home Loan Bank Borrowings	98,400	83,000
Repurchase Agreements	64,675	37,275
Dividend Payable on Common Stock	2,272	2,081
Accrued Interest Payable	2,303	1,722
Other Liabilities	14,540	15,797

TOTAL LIABILITIES	1,323,993	1,306,282

STOCKHOLDERS’ EQUITY
Common Stock (par value $2.50; 15,000,000 shares authorized; 10,328,706 and 10,406,721 shares outstanding at March 31, 2006 and December 31, 2005, respectively)	33,884	33,884
Surplus	19,769	19,440
Treasury Stock at Par (3,255,030 and 3,147,015 shares, respectively)	(8,062)	(7,868)
Retained Earnings	59,180	58,823

	104,771	104,279

Accumulated Other Comprehensive Loss, Net of Tax	(3,854)	(2,278)

TOTAL STOCKHOLDERS’ EQUITY	100,917	102,001

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$1,424,910	$1,408,283

See accompanying notes to consolidated financial statements.

SUFFOLK BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands of dollars except for share and per share data)

	For the Three Months Ended
	March 31, 2006	March 31, 2005
	unaudited	unaudited
INTEREST INCOME
Federal Funds Sold	$8	$10
United States Treasury Securities	95	96
Obligations of States & Political Subdivisions	829	409
Mortgage-Backed Securities	2,030	2,657
U.S. Government Agency Obligations	1,222	1,223
Corporate Bonds & Other Securities	94	31
Loans	16,261	13,382

Total Interest Income	20,539	17,808

INTEREST EXPENSE
Saving, N.O.W. & Money Market Deposits	1,047	822
Time Certificates of $100,000 or more	197	117
Other Time Deposits	1,454	1,013
Federal Funds Purchased and Repurchase Agreements	662	102
Interest on Other Borrowings	1,024	260

Total Interest Expense	4,384	2,314

Net-interest Income	16,155	15,494
Provision for Loan Losses	300	300

Net-interest Income After Provision for Loan Losses	15,855	15,194

OTHER INCOME
Service Charges on Deposit Accounts	1,398	1,358
Other Service Charges, Commissions & Fees	566	559
Fiduciary Fees	292	284
Other Operating Income	130	137

Total Other Income	2,386	2,338

OTHER EXPENSE
Salaries & Employee Benefits	6,058	5,524
Net Occupancy Expense	1,032	1,019
Equipment Expense	504	559
Other Operating Expense	2,266	2,191

Total Other Expense	9,860	9,293

Income Before Provision for Income Taxes	8,381	8,239
Provision for Income Taxes	3,157	3,107

NET INCOME	$5,224	$5,132

Average: Common Shares Outstanding	10,355,554	10,764,150
Dilutive Stock Options	34,697	32,393

Average Total Common Shares and Dilutive Options	10,390,251	10,796,543

EARNINGS PER COMMON SHARE
Basic	$0.50	$0.48
Diluted	$0.50	$0.48

See accompanying notes to consolidated financial statements.

SUFFOLK BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands of dollars)

	For the Three Months Ended
	March 31, 2006	March 31, 2005
	unaudited	unaudited
NET INCOME	$5,224	$5,132

ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH

CASH FLOWS FROM OPERATING ACTIVITIES
Provision for Loan Losses	300	300
Depreciation & Amortization	529	564
Stock Based Compensation	55	—
Accretion of Discounts	(62)	(74)
Amortization of Premiums	757	982
Increase in Accrued Interest Receivable	(293)	(49)
(Increase) Decrease in Other Assets	(963)	2,327
Increase in Accrued Interest Payable	580	49
(Decrease) Increase in Other Liabilities	(161)	2,779

Net Cash Provided by Operating Activities	5,966	12,010

CASH FLOWS FROM INVESTING ACTIVITIES
Principal Payments on Investment Securities Available for Sale	9,548	14,863
Purchases of Investment Securities; Available for Sale	(6,263)	(11,618)
Maturities of Investment Securities; Held to Maturity	85	84
Purchases of Investment Securities; Held to Maturity	(713)	(677)
Loan Disbursements & Repayments, Net	(19,197)	(35,222)
Purchases of Premises & Equipment, Net	(308)	(236)

Net Cash Used in Investing Activities	(16,848)	(32,806)

CASH FLOWS FROM FINANCING ACTIVITIES
Net Decrease in Deposit Accounts	(24,903)	(28,101)
Dividends Paid to Shareholders	(2,081)	(2,061)
Treasury Shares Acquired	(2,789)	(6,939)
Net Proceeds from Other Borrowings	43,100	60,875

Net Cash Provided by Financing Activities	13,327	23,774

Net Increase in Cash & Cash Equivalents	2,445	2,978

Cash & Cash Equivalents Beginning of Period	48,530	40,053

Cash & Cash Equivalents End of Period	$50,975	$43,031

See accompanying notes to consolidated financial statements.

SUFFOLK BANCORP AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1) Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated financial statements of Suffolk Bancorp (Suffolk) and its consolidated subsidiaries have been prepared to reflect all adjustments (consisting solely of normally recurring accruals) necessary for a fair presentation of the financial condition and results of operations for the periods presented. Certain information and footnotes normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) have been condensed or omitted. Notwithstanding, management believes that the disclosures are adequate to prevent the information from misleading the reader, particularly when the accompanying consolidated financial statements are read in conjunction with the audited consolidated financial statements and notes thereto included in the Registrant’s Annual Report on Form 10-K, for the year ended December 31, 2005.

The results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results of operations to be expected for the remainder of the year.

(2) Stock-based Compensation

At March 31 2006, Suffolk had one stock-based employee compensation plan, a Stock Option Plan (“the Plan”), under which 1,200,000 shares of Suffolk’s common stock were originally reserved for issuance to key employees, and of which 1,061,500 remained available at that date. Options are awarded by a committee appointed by the Board of Directors. The Plan provides that the option price shall not be less than the fair value of the common stock on the date the option is granted. All options are exercisable for a period of ten years or less. The Plan provides for but does not require the grant of stock appreciation rights that the holder may exercise instead of the underlying option. When the stock appreciation right is exercised, the underlying option is canceled. The optionee receives shares of common stock with a fair market value equal to the excess of the fair value of the shares subject to the option at the time of exercise (or the portion thereof so exercised) over the aggregate option price of the shares set forth in the option agreement. The exercise of stock appreciation rights is treated as the exercise of the underlying option. Options vest after one year and expire after not more than ten years. Prior to January 1, 2006, Suffolk accounted for that plan under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”) and related interpretations. No stock-based employee compensation costs were reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant.

On January 1, 2006 Suffolk adopted SFAS No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”). This statement supersedes APB No. 25. SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. This statement was adopted using the modified prospective method of application, which requires the recognition of compensation expense on a prospective basis. Accordingly, prior periods have not been restated. This statement also revised SFAS No. 123 “Accounting for Stock-Based Compensation”, which superseded “APB No. 25”. SFAS 123 required the disclosure of the effect on net income and earnings per share using fair value recognition provisions. During the three months ended March 31, 2006, $32,000 of compensation expense, net of a tax benefit of $23,000, was recorded for stock-based compensation. As of March 31, 2006, there was $197,000 of total unrecognized compensation cost, net of estimated forfeitures, related to non-vested options under the Plan. That cost is expected to be recognized over a weighted-average period of 6.59 months.

The following table illustrates the effect on net income under the fair value recognition provisions of SFAS 123:

Quarter Ended March 31,		2005
Net income (in thousands)	As reported	$5,132
	Stock-based compensation costs determined under fair value method for all awards	(17)

	pro-forma	5,115
Earnings per share (Basic)	As reported	0.48
	pro forma	0.48
Earnings per share (Diluted)	As reported	0.48
	pro-forma	0.47

The following table presents the options granted, exercised, or expired during the quarter ended March 31, 2006:

	Shares	Wtd. Avg. Exercise
Balance at December 31, 2005	110,500	$23.32
Options granted	25,000	34.95
Options exercised	—	—
Options expired or terminated	—	—

Balance at March 31, 2006	135,500	$25.46

The following table presents certain information about the valuation of options granted during the quarter ended March 31, 2006 and the year ended December 31, 2005:

At, or during,	Quarter ended 3/31/06	Year ended 12/31/05
Average remaining contractual life in years	6.73	6.28
Exercisable options (vested)	110,500	87,500
Weighted average fair value of options (Black-Scholes model) at date of grant:	$9.44	$8.11
Black-Scholes Assumptions:
Risk-free interest rate	4.36%	4.19%
Expected dividend yield	2.36%	2.24%
Expected life in years	10	10
Expected volatility	22.00%	20.50%

The following table details contractual weighted-average lives of outstanding options at various prices:

	By range of exercise prices
from	13.13	31.25	34.39
to	15.50	31.83	34.95

Outstanding stock options	56,000	38,500	41,000
Weighted-average remaining life	4.14	8.05	9.05
Weighted-average exercise price	$14.54	$31.48	$34.73

Exercisable stock options	56,000	38,500	16,000
Weighted-average remaining life	4.14	8.05	7.84
Weighted-average exercise price	$14.54	$31.48	$34.39

		Weighted-average
At all prices	Options	price	life (yrs)
Total outstanding	135,500	$25.46	6.73
Total exerciseable	110,500	$23.32	6.03

(3) Recent Accounting Pronouncements

Suffolk adopted FASB Interpretation 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others,” on January 1, 2003. FIN 45 requires a guarantor entity, at the inception of a guarantee covered by the measurement provisions of the interpretation, to record a liability for the fair value of the obligation undertaken in issuing the guarantee. Suffolk has financial and performance letters of credit. Financial letters of credit require Suffolk to make payment if the customer’s financial condition deteriorates, as defined in the agreements. Performance letters of credit require Suffolk to make payments if the customer fails to perform certain non-financial contractual obligations. Suffolk previously did not record a liability when guaranteeing obligations unless it became probable that Suffolk would have to perform under the guarantee. FIN 45 applies prospectively to guarantees Suffolk issues or modifies subsequent to December 31, 2003. The maximum potential undiscounted amount of future payments of these letters of credit as of March 31, 2006 is $7,279,000 and they expire as follows:

2006	5,260,000
2007	1,533,000
2010	312,000
2011	102,000
Thereafter	72,000

$7,279,000

Amounts due under these letters of credit would be reduced by any proceeds that Suffolk would be able to obtain in liquidating the collateral for the loans, which varies depending on the customer. The valuation of the allowance for loan losses includes a provision of $11,000 for loan losses based on the letters of credit outstanding on March 31, 2006.

In June 2005, the FASB decided not to provide additional guidance on the meaning of other-than-temporary impairment, but directed its staff to issue proposed FSP EITF 03-1-a, “Implementation Guidance for the Application of Paragraph 16 of EITF Issue No. 03-1,” as final. The final FSP will supersede EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” and EITF Topic No. D-44, “Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value.” The final FSP (re-titled FSP FAS 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”) will replace the guidance set forth in paragraphs 10-18 of Issue 03-1 with references to existing other-than-temporary impairment guidance, such as FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities;” SEC Staff Accounting Bulletin No. 59, “Accounting for Non-current Marketable Equity Securities;” and APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.” FASB Staff Position No. FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (the “FSP”), were issued on November 3, 2005 and addresses the determination of when an investment is considered impaired; whether the impairment is other than temporary; and how to measure an impairment loss. The FSP replaces the impairment guidance in EITF Issue No. 03-1 with references to existing authoritative literature concerning other-than-temporary determinations, principally Statement of Financial Accounting Standards (“SFAS”) No. 115 and SEC Staff Accounting Bulletin 59. Under the FSP, impairment losses must be recognized in earnings equal to the entire difference between the security’s cost and its fair value at the financial statement date, without considering partial recoveries subsequent to that date. The FSP also requires that an investor recognize an other-than-temporary impairment loss when a decision to sell a security has been made and the investor does not expect the fair value of the security to fully recover prior to the expected time of sale. The FSP is effective for reporting periods beginning after December 15, 2005. Suffolk has adopted the provisions of FSP EITF 03-1a which did not have a material impact on its consolidated financial condition, consolidated results of operations, or consolidated financial statement disclosures.

In May 2005, FASB issued Statement No. 154, “Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3.” This statement changes the requirements for the accounting for and reporting of a change in accounting principle. Opinion 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new principle. Statement No. 154 requires retrospective application to prior periods financial statements of changes in accounting principle, where practicable, and limits retrospective application of a change to direct effects of the change in accounting principle. Indirect effects of a change in accounting principle should be recognized in the period of accounting change. This statement is effective for accounting changes made in fiscal years after December 15, 2005. Suffolk has adopted the provisions of FAS. No. 154 which did not have a material effect on either its consolidated financial position or consolidated results of operations.

In March 2006, FASB issued Statement No. 156, “Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140”. This statement addresses the recognition and measurement of separately recognized servicing assets and liabilities. It requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in certain situations. Statement No. 156 requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable. An entity is permitted to choose from two measurement methods for each class of separately recognized servicing assets and servicing liabilities: an amortization method or fair value measurement method. This statement also permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights. Separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities are required. This statement is effective for fiscal years beginning after September 15, 2006. Suffolk is currently evaluating the impact of FAS. No. 156 on its financial condition, results of operations and disclosures.

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

For the Three-Month Periods ended March 31, 2006 and 2005

Recent Developments

Interest rates have increased throughout the year. This lead to an increase in net interest margin, which increased to 5.05 percent in the first quarter of 2006, from 4.93 percent, in the first quarter of 2005.

Return on average equity increased, to 21.07 percent for the first quarter in 2006, up from 20.11 percent during the first quarter of 2005, and earnings-per-share increased from $.48 in the first quarter of 2005 to $.50 in the first quarter of 2006.

Key to maintaining performance was close management of the balance sheet. Steps included:

•	Redirecting flow of investment from the consumer portfolio, comprised primarily of indirect automobile paper to the commercial and commercial real estate portfolios, as well as residential mortgages and construction loans.

•	Pursuing ongoing program of capital management, which applies leverage to shareholders’ investment by means of the selective repurchase of shares, while maintaining “well-capitalized” status with regulatory agencies.

•	Continuing emphasis on both personal and commercial demand deposits, in an unusually competitive environment. Demand deposits increased 8.6 percent quarter to quarter, while savings, N.O.W. and money market deposits declined by 13.1 percent.

Current Trends

•	Consumer loans continue to come under increasing pressure with regard to term, rate, and volume in the face of the incentive programs of the major manufacturers.

•	Commercial mortgages, commercial loans, as well as residential mortgages and construction loans, have more than made up for that decline.

Net Income

Net income was $5,224,000 for the quarter, up 1.8 percent from $5,132,000 posted during the same period last year. Earnings per share for the quarter were $0.50 versus $0.48, an increase of 4.2 percent.

Interest Income

Interest income was $20,539,000 for the first quarter of 2006, up 15.3 percent from $17,808,000 posted for the same quarter in 2005. Average net loans during the first quarter of 2006 totaled $893,487,000 compared to $829,335,000 for the same period of 2005. During the first quarter of 2006, the yield was 6.39 percent (taxable-equivalent) on average earning assets of $1,308,590,000 up from 5.66 percent on average earning assets of $1,271,682,000 during the first quarter of 2005. Increases in interest income were attributable primarily to an increase in interest income on loans and obligations of states and political subdivisions.

Interest Expense

Interest expense for the first quarter of 2006 was $4,384,000, up 89.5 percent from $2,314,000 for the same period of 2005. During the first quarter of 2006, the cost of funds was 2.00 percent on average interest-bearing liabilities of $877,032,000, up from 1.09 percent on average interest-bearing liabilities of $850,072,000 during the first quarter of 2005. Interest expense increased primarily as a result of increases in market rates of interest, and increased interest on Federal funds purchased, repurchase agreements and other borrowings.

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

Net Interest Income

Net interest income, before the provision for loan losses, is the largest component of Suffolk’s earnings. It was $16,155,000 for the first quarter of 2006, up 4.3 percent from $15,494,000 during the same period of 2005. The net interest margin for the quarter, on a fully taxable-equivalent basis, was 5.05 percent compared to 4.93 percent for the same period of 2005.

The following table details the components of Suffolk’s net interest income on a taxable-equivalent basis: (in thousands of dollars)

March 31,	2006			2005
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
INTEREST-EARNING ASSETS
U.S. Treasury securities	$9,323	$97	4.16%	$9,471	$98	4.14%
Collateralized mortgage obligations	189,123	2,002	4.23	254,546	2,618	4.11
Mortgage backed securities	1,627	28	6.88	3,711	39	4.20
Obligations of states and political subdivisions	84,884	1,203	5.67	43,412	596	5.49
U.S. govt. agency obligations	123,182	1,222	3.97	126,334	1,223	3.87
Corporate bonds and other securities	6,348	94	5.92	3,086	31	4.02
Federal funds sold and securities purchased under agreements to resell	616	8	5.19	1,787	10	2.24
Loans, including non-accrual loans
Commercial, financial & agricultural loans	180,543	3,450	7.64	161,026	2,445	6.07
Commercial real estate mortgages	306,632	5,595	7.30	270,475	4,547	6.72
Real estate construction loans	68,509	1,590	9.28	51,771	1,014	7.83
Residential mortgages (1st and 2nd liens)	129,134	2,073	6.42	113,078	1,793	6.34
Home equity loans	80,778	1,510	7.48	74,135	1,066	5.75
Consumer loans	126,359	2,043	6.47	154,929	2,516	6.50
Other loans (overdrafts)	1,532	—	—	3,921	—	—

Total interest-earning assets	$1,308,590	$20,915	6.39%	$1,271,682	$17,996	5.66%

Cash and due from banks	$46,870			$48,305
Other non-interest-earning assets	57,798			56,617

Total assets	$1,413,258			$1,376,604

INTEREST-BEARING LIABILITIES
Saving, N.O.W. and money market deposits	$502,803	$1,047	0.83%	$587,015	$822	0.56%
Time deposits	222,238	1,651	2.97	207,973	1,130	2.17

Total saving and time deposits	725,041	2,698	1.49	794,988	1,952	0.98
Federal funds purchased and securities sold under agreement to repurchase	61,408	662	4.31	2,078	15	2.89
Other borrowings	90,583	1,024	4.52	53,006	347	2.62

Total interest-bearing liabilities	$877,032	$4,384	2.00%	$850,072	$2,314	1.09%

Rate spread			4.39%			4.57%
Non-interest-bearing deposits	$411,013			$394,773
Other non-interest-bearing liabilities	26,032			29,685

Total liabilities	$1,314,077			$1,274,530
Stockholders’ equity	99,181			102,074

Total liabilities and stockholders’ equity	$1,413,258			$1,376,604

Net-interest income (taxable-equivalent basis) and effective interest rate differential		$16,531	5.05%		$15,682	4.93%
Less: taxable-equivalent basis adjustment		(376)			(188)

Net-interest income		$16,155			$15,494

Other Income

Other income increased to $2,386,000 for the three months compared to $2,338,000 the previous year. Service charges on deposits were up 2.9 percent. Service charges, including commissions and fees other than for deposits, increased by 1.3 percent. Trust revenue was up 2.8 percent. Other operating income decreased by 5.1 percent. There were no net gains on the sale of securities for the first quarter of 2006 and 2005.

Other Expense

Other expense for the first quarter of 2006 was $9,860,000, up 6.1 percent from $9,293,000 for the comparable period in 2005. Employee compensation increased by 9.7 percent, net occupancy expense increased 1.3 percent owing primarily to increased rent and building maintenance, equipment expense decreased by 9.8 percent, and other operating expense increased by 3.4 percent.

In accordance with the requirements of Statement of Financial Accounting Standards 132R (“SFAS 132R”), Suffolk presents information concerning net periodic defined benefit pension expense for the three months ended March 31, 2006 and 2005, including the following components:

	3 months 3/31/2006	3 months 3/31/2005
Service cost	$350,337	$298,660
Interest cost	339,996	312,648
Expected return on plan assets	(444,960)	(392,810)
Amortization of prior service cost	(995)	(3,595)
Amortization of unrecognized net actuarial loss	66,802	48,787

Net periodic benefit expense	$311,180	$263,690

Management currently expects to contribute approximately $1,431,000 to the pension plan in 2006. Management is currently evaluating the impact of the Pension Funding Equity Act enacted in April 2004 on projected funding. There were no contributions required to be made to the plan in the three months ended March 31, 2006.

Capital Resources

Stockholders’ equity totaled $100,917,000 on March 31, 2006, a decrease of 1.1 percent from $102,001,000 on December 31, 2005. The ratio of equity to assets was 7.1 percent at March 31, 2006 and 7.2 percent at December 31, 2005. The following table details amounts and ratios of Suffolk’s regulatory capital: (in thousands of dollars except ratios)

	Actual		For capital adequacy		To be well capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2006

Total Capital (to risk-weighted assets)	$113,665	10.37%	$87,672	8.00%	$109,590	10.00%
Tier 1 Capital (to risk-weighted assets)	103,837	9.48%	43,836	4.00%	65,754	6.00%
Tier 1 Capital (to average assets)	103,837	7.35%	56,493	4.00%	70,616	5.00%

As of December 31, 2005

Total Capital (to risk-weighted assets)	$113,172	10.91%	$82,984	8.00%	$103,730	10.00%
Tier 1 Capital (to risk-weighted assets)	103,344	9.96%	41,492	4.00%	62,238	6.00%
Tier 1 Capital (to average assets)	103,344	7.52%	54,943	4.00%	68,679	5.00%

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

The provision for the allowance for loan losses was $300,000 for the first quarter of 2006, and the comparable period in 2005.

The following table presents information about the allowance for loan losses: (in thousands of dollars except for ratios)

	For the last 12 months	For the three months ended
		Mar. 31 2006	Dec. 31 2005	Sept. 30 2005	June 30 2005
Allowance for loan losses
Beginning balance	$8,442	$9,828	$9,384	$8,887	$8,442
Total charge-offs	(482)	(151)	(111)	(125)	(95)
Total recoveries	615	173	105	172	165
Provision for loan losses	1,575	300	450	450	375

Ending balance	$10,150	$10,150	$9,828	$9,384	$8,887

Coverage ratios
Loans, net of discounts: average	$879,408	$903,490	$878,617	$867,818	$867,705
at end of period	898,408	924,256	905,037	883,321	881,017
Non-performing assets	4,660	4,182	4,459	5,168	4,831
Non-performing assets/total loans (net of discount)	0.52%	0.45%	0.49%	0.59%	0.55%
Net charge-offs/average net loans (annualized)	(0.05)%	(0.14)%	0.00%	(0.02)%	-0.03%
Allowance/non-accrual, restructured, & OREO	207.16%	242.71%	220.41%	181.58%	183.96%
Allowance for loan losses/net loans	1.06%	1.10%	1.09%	1.06%	1.01%

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

Item 3.

Quantitative and Qualitative Disclosures about Market Risk

Market Risk

Suffolk originates and invests in interest-earning assets and solicits interest-bearing deposit accounts. Suffolk’s operations are subject to market risk resulting from fluctuations in interest rates to the extent that there is a difference between the amounts of interest-earning assets and interest-bearing liabilities that are prepaid, withdrawn, mature, or re-priced in any given period of time. Suffolk’s earnings or the net value of its portfolio (the present value of expected cash flows from liabilities) will change when interest rates change. The principal objective of Suffolk’s asset/liability management program is to maximize net interest income while keeping risks acceptable. These risks include both the effect of changes in interest rates, and risks to liquidity. The program also provides guidance to management in funding Suffolk’s investment in loans and securities. Suffolk’s exposure to interest-rate risk has not changed substantially since December 31, 2005.

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

Item 4.

Controls and Procedures

Suffolk’s Chief Executive Officer and Chief Financial Officer (collectively, the “Certifying Officers”) are responsible for establishing and maintaining disclosure controls and procedures as defined in Rules 13a-15(e) of the Securities Exchange Act of 1934 for Suffolk. Based upon their evaluation of these controls and procedures as of March 31, 2006, the Certifying Officers have concluded that Suffolk’s disclosure controls and procedures are effective.

In addition, there has been no significant change in Suffolk’s internal controls over financial reporting that occurred during Suffolk’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, Suffolk’s internal controls over financial reporting.

PART II

Item 2.

Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

The following table details repurchases of common stock during the first quarter of 2006:

Quarter ending	Total shares repurchased	Average price per share	Aggregate cost
March 31, 2006	78,015	$35.75	$2,788,736

Item 4.

Submission of Matters to a Vote of Security Holders

The annual meeting of the shareholders was held at 1:00 PM on April 11, 2006 at the Administrative Center of the Suffolk County National Bank in Riverhead, New York. Three directors were elected for a term of three years and one for a term of one year; and the appointment of Grant Thornton, L.L.P. as independent auditors for the fiscal year ending December 31, 2006 was ratified. The following table details the vote:

	Shares Voted
Nominees for Director for a term of 3 years	For	Withheld
James E. Danowski	7,897,549	67,663
Thonas S. Kohlmann	7,901,375	63,837
Terence X. Meyer	7,672,633	292,580

Ratification of Independent Auditors	For	Against	Abstain
Grant Thornton, L.L.P.	7,771,505	79,009	114,698

	Summary
	Outstanding	# Voted	% Voted
At Date of Record	10,336,906	7,965,212	77.1%

Item 6.

Exhibits and Reports on Form 8-K

CERTIFICATION OF PERIODIC REPORT - Exhibit 31.1

CERTIFICATION OF PERIODIC REPORT - Exhibit 31.2

CERTIFICATION OF PERIODIC REPORT - Exhibit 32.1

CERTIFICATION OF PERIODIC REPORT - Exhibit 32.2

The following reports were filed on Form 8-K during the three month period ended March 31, 2006.

Current Report on Form 8-K – January 17, 2006 – Press Release of January 17, 2006, “Bancorp Announces Earnings for the Fourth Quarter and the Full Year” - Earnings release for the three months ended December 31, 2005.

Current Report on Form 8-K – February 28, 2006 – Press Release of February 28, 2006, “Suffolk Bancorp Announces Regular Quarterly Dividend”.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUFFOLK BANCORP

Date: May 5, 2006	/s/ Thomas S. Kohlmann
Thomas S. Kohlmann
President & Chief Executive Officer

Date: May 5, 2006	/s/ J. Gordon Huszagh
J. Gordon Huszagh
Executive Vice President & Chief Financial Officer