Form 10-Q
period 2006-06-30
SUFFOLK BANCORP
filed 2006-08-04
CIK 754673

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

Commission file number 0-13580

SUFFOLK BANCORP

(Exact Name of Registrant as Specified in Its Charter)

New York State	11-2708279
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

4 West Second Street, Riverhead, New York	11901
(Address of Principal Executive Offices)	(Zip Code)

(631) 727-5667

(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-Accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

10,251,106 SHARES OF COMMON STOCK OUTSTANDING AS OF August 2, 2006

This page left blank intentionally.

SUFFOLK BANCORP AND SUBSIDIARIES

SUFFOLK BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CONDITION

(in thousands of dollars except for share and per share data)

	June 30, 2006	December 31, 2005
	unaudited
ASSETS
Cash & Due From Banks	$59,285	$48,530
Federal Funds Sold	5,000	—
Investment Securities:
Available for Sale, at Fair Value	395,826	400,038
Held to Maturity (Fair Value of $16,800 and $17,885, respectively)
Obligations of States & Political Subdivisions	10,168	11,378
Federal Reserve Bank Stock	638	638
Federal Home Loan Bank Stock	5,497	5,158
Corporate Bonds & Other Securities	100	100

Total Investment Securities	412,229	417,312

Total Loans	919,622	905,037
Less: Allowance for Loan Losses	7,084	9,828

Net Loans	912,538	895,209

Premises & Equipment, Net	22,364	22,792
Accrued Interest Receivable, Net	7,173	6,747
Excess of Cost Over Fair Value of Net Assets Acquired	814	814
Other Assets	23,701	18,462

TOTAL ASSETS	$1,443,104	$1,409,866

LIABILITIES & STOCKHOLDERS’ EQUITY
Demand Deposits	$436,508	$424,320
Saving, N.O.W. & Money Market Deposits	490,566	521,156
Time Certificates of $100,000 or more	45,603	15,825
Other Time Deposits	208,611	197,406

Total Deposits	1,181,288	1,158,707

Federal Funds Purchased	—	7,700
Federal Home Loan Bank Borrowings	90,350	83,000
Repurchase Agreements	52,835	37,275
Dividend Payable on Common Stock	2,260	2,081
Accrued Interest Payable	1,827	1,722
Other Liabilities	14,453	17,380

TOTAL LIABILITIES	1,343,013	1,307,865

STOCKHOLDERS’ EQUITY
Common Stock (par value $2.50; 15,000,000 shares authorized; 10,251,106 and 10,406,721 shares outstanding at June 30, 2006 and December 31, 2005, respectively)	33,884	33,884
Surplus	19,553	19,440
Treasury Stock at Par (3,302,630 and 3,147,015 shares, respectively)	(8,256)	(7,868)
Retained Earnings	60,446	58,823

	105,627	104,279

Accumulated Other Comprehensive Loss, Net of Tax	(5,536)	(2,278)

TOTAL STOCKHOLDERS’ EQUITY	100,091	102,001

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$1,443,104	$1,409,866

See accompanying notes to consolidated financial statements.

SUFFOLK BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands of dollars except for share and per share data)

	For the Three Months Ended
	June 30, 2006	June 30, 2005
	unaudited	unaudited
INTEREST INCOME
Federal Funds Sold	$33	$41
United States Treasury Securities	96	96
Obligations of States & Political Subdivisions	931	495
Mortgage-Backed Securities	1,935	2,579
U.S. Government Agency Obligations	1,222	1,222
Corporate Bonds & Other Securities	77	44
Loans	17,523	14,176

Total Interest Income	21,817	18,653

INTEREST EXPENSE
Saving, N.O.W. & Money Market Deposits	1,266	867
Time Certificates of $100,000 or more	265	131
Other Time Deposits	1,645	1,164
Federal Funds Purchased and Repurchase Agreements	844	387
Interest on Other Borrowings	1,128	202

Total Interest Expense	5,148	2,751

Net-interest Income	16,669	15,902
Provision for Loan Losses	300	375

Net-interest Income After Provision for Loan Losses	16,369	15,527

OTHER INCOME
Service Charges on Deposit Accounts	1,456	1,412
Other Service Charges, Commissions & Fees	768	669
Fiduciary Fees	340	277
Other Operating Income	155	131

Total Other Income	2,719	2,489

OTHER EXPENSE
Salaries & Employee Benefits	5,955	5,555
Net Occupancy Expense	974	849
Equipment Expense	519	540
Other Operating Expense	2,591	2,520

Total Other Expense	10,039	9,464

Income Before Provision for Income Taxes	9,049	8,552
Provision for Income Taxes	3,410	3,227

NET INCOME	$5,639	$5,325

Average: Common Shares Outstanding	10,297,824	10,616,833
Dilutive Stock Options	23,817	25,101

Average Total Common Shares and Dilutive Options	10,321,641	10,641,934

EARNINGS PER COMMON SHARE Basic	$0.55	$0.50
Diluted	$0.55	$0.50

See accompanying notes to consolidated financial statements.

SUFFOLK BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands of dollars except for share and per share data)

	For the Six Months Ended
	June 30, 2006	June 30, 2005
	unaudited	unaudited
INTEREST INCOME
Federal Funds Sold	$41	$51
United States Treasury Securities	191	192
Obligations of States & Political Subdivisions	1,760	904
Mortgage-Backed Securities	3,965	5,236
U.S. Government Agency Obligations	2,444	2,445
Corporate Bonds & Other Securities	171	75
Loans	33,784	27,558

Total Interest Income	42,356	36,461

INTEREST EXPENSE
Saving, N.O.W. & Money Market Deposits	2,313	1,689
Time Certificates of $100,000 or more	462	248
Other Time Deposits	3,099	2,177
Federal Funds Purchased and Repurchase Agreements	1,506	489
Interest on Other Borrowings	2,152	462

Total Interest Expense	9,532	5,065

Net-interest Income	32,824	31,396
Provision for Loan Losses	600	675

Net-interest Income After Provision	32,224	30,721

OTHER INCOME
Service Charges on Deposit Accounts	2,854	2,770
Other Service Charges, Commissions & Fees	1,334	1,228
Fiduciary Fees	632	561
Other Operating Income	285	268

Total Other Income	5,105	4,827

OTHER EXPENSE
Salaries & Employee Benefits	12,013	11,079
Net Occupancy Expense	2,006	1,868
Equipment Expense	1,023	1,099
Other Operating Expense	4,857	4,711

Total Other Expense	19,899	18,757

Income Before Provision for Income Taxes	17,430	16,791
Provision for Income Taxes	6,567	6,334

NET INCOME	$10,863	$10,457

Average: Common Shares Outstanding	10,326,529	10,690,085
Dilutive Stock Options	29,505	28,952

Average Total Common Shares and Dilutive Options	10,356,034	10,719,037
EARNINGS PER COMMON SHARE Basic	$1.05	$0.98
Diluted	$1.05	$0.98

See accompanying notes to consolidated financial statements.

SUFFOLK BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands of dollars)

	For the Six Months Ended
	June 30, 2006	June 30, 2005
	unaudited	unaudited
NET INCOME	$10,863	$10,457

ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH

CASH FLOWS FROM OPERATING ACTIVITIES
Provision for Loan Losses	600	675
Depreciation & Amortization	1,075	1,108
Stock Based Compensation	114	—
Accretion of Discounts	(125)	(199)
Amortization of Premiums	1,478	1,892
Increase in Accrued Interest Receivable	(426)	(472)
Increase in Other Assets	(2,976)	(108)
Increase in Accrued Interest Payable	105	366
Decrease in Other Liabilities	(2,925)	(676)

Net Cash Provided by Operating Activities	7,783	13,043

CASH FLOWS FROM INVESTING ACTIVITIES
Principal Payments on Investment Securities Available for Sale	19,446	29,823
Purchases of Investment Securities; Available for Sale	(22,110)	(20,804)
Maturities of Investment Securities; Held to Maturity	2,357	3,692
Purchases of Investment Securities; Held to Maturity	(1,486)	(2,341)
Loan Disbursements & Repayments, Net	(17,929)	(55,585)
Purchases of Premises & Equipment, Net	(647)	(868)

Net Cash Used in Investing Activities	(20,369)	(46,083)

CASH FLOWS FROM FINANCING ACTIVITIES
Net Increase in Deposit Accounts	22,582	63,850
Dividends Paid to Shareholders	(4,355)	(4,096)
Treasury Shares Acquired	(5,096)	(9,662)
Net Proceeds from Other Borrowings	15,210	12,055

Net Cash Provided by Financing Activities	28,341	62,147

Net Increase in Cash & Cash Equivalents	15,755	29,107

Cash & Cash Equivalents Beginning of Period	48,530	40,053

Cash & Cash Equivalents End of Period	$64,285	$69,160

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

The results of operations for the three months ended June 30, 2006 are not necessarily indicative of the results of operations to be expected for the remainder of the year.

(2) Stock-based Compensation

At June 30, 2006, Suffolk had one stock-based employee compensation plan, a Stock Option Plan (“the Plan”), under which 1,200,000 shares of Suffolk’s common stock were originally reserved for issuance to key employees, and of which 1,061,500 remained available at that date. Options are awarded by a committee appointed by the Board of Directors. The Plan provides that the option price shall not be less than the fair value of the common stock on the date the option is granted. All options are exercisable for a period of ten years or less. The Plan provides for but does not require the grant of stock appreciation rights that the holder may exercise instead of the underlying option. When the stock appreciation right is exercised, the underlying option is canceled. The optionee receives shares of common stock with a fair market value equal to the excess of the fair value of the shares subject to the option at the time of exercise (or the portion thereof so exercised) over the aggregate option price of the shares set forth in the option agreement. The exercise of stock appreciation rights is treated as the exercise of the underlying option. Options vest after one year and expire after not more than ten years. Prior to January 1, 2006, Suffolk accounted for that plan under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”) and related interpretations. No stock-based employee compensation costs were reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant.

On January 1, 2006 Suffolk adopted SFAS No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”). This statement supersedes APB No. 25. SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. This statement was adopted using the modified prospective method of application, which requires the recognition of compensation expense on a prospective basis. Accordingly, prior periods have not been restated. This statement also revised SFAS No. 123 “Accounting for Stock-Based Compensation”, which superseded APB No. 25. SFAS 123 required the disclosure of the effect on net income and earnings per share using fair value recognition provisions. During the three months ended June 30, 2006, $35,000 of compensation expense, net of a tax benefit of $24,000, was recorded for stock-based compensation. As of June 30, 2006, there was $138,000 of total unrecognized compensation cost, net of estimated forfeitures, related to non-vested options under the Plan. That cost is expected to be recognized over a weighted-average period of 4.58 months.

The following table illustrates what the effect on net income would have been during the comparable period in 2005 under the fair value recognition provisions of SFAS 123:

Quarter Ended June 30,	2005
Net income (in thousands)
As reported	$5,325
Stock-based compensation costs determined under fair value method for all awards	(18)

pro-forma	5,307
Earnings per share (Basic)
As reported	0.50
pro forma	0.49
Earnings per share (Diluted)
As reported	0.50
pro-forma	0.49

There were no options granted, exercised or expired during the quarter ended June 30, 2006.

The following table details contractual weighted-average lives of outstanding options at various prices:

	By range of exercise prices
from	13.13	31.25	34.39
to	15.50	31.83	34.95

Outstanding stock options	56,000	38,500	41,000
Weighted-average remaining life	3.89	7.80	8.80
Weighted-average exercise price	$14.54	$31.48	$34.73

Exercisable stock options	56,000	38,500	16,000
Weighted-average remaining life	3.89	7.80	7.59
Weighted-average exercise price	$14.54	$31.48	$34.39

		Weighted-average
At all prices	Options	price	life (yrs)
Total outstanding	135,500	$25.46	6.48
Total exerciseable	110,500	$23.32	5.78

(3) Recent Accounting Pronouncements

Suffolk adopted FASB Interpretation 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others,” on January 1, 2003. FIN 45 requires a guarantor entity, at the inception of a guarantee covered by the measurement provisions of the interpretation, to record a liability for the fair value of the obligation undertaken in issuing the guarantee. Suffolk has financial and performance letters of credit. Financial letters of credit require Suffolk to make payment if the customer’s financial condition deteriorates, as defined in the agreements. Performance letters of credit require Suffolk to make payments if the customer fails to perform certain non-financial contractual obligations. Previously, Suffolk did not record a liability when guaranteeing obligations unless it became probable that Suffolk would have to perform under the guarantee. FIN 45 applies prospectively to guarantees Suffolk issues or modifies subsequent to December 31, 2003. The maximum potential undiscounted amount of future payments of these letters of credit as of June 30, 2006 is $9,040,000 and they expire as follows:

2006	2,774
2007	4,937
2008	843
2010	312
Thereafter	174

$9,040

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

On July 13, 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The provisions of FIN 48 are to be applied to all tax positions upon initial adoption of this standard. Only tax positions that meet a “more-likely-than-not” recognition threshold at the effective date may be recognized or continue to be recognized upon adoption of FIN 48. The cumulative effect of applying the provisions of FIN 48 are to be reported as an adjustment to the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position) for that fiscal year. The new interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. The Company is currently assessing what the impact of this interpretation will be on the Company’s financial position or results of operations.

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

For the Three-Month Periods ended June 30, 2006 and 2005

Recent Developments

Interest rates have increased throughout the year. This lead to an increase in net interest margin, which increased to 5.15 percent in the second quarter of 2006, from 4.98 percent, in the second quarter of 2005.

Return on average equity increased, to 22.93 percent for the second quarter in 2006, up from 21.44 percent during the second quarter of 2005, and earnings-per-share increased from $.50 in the second quarter of 2005 to $.55 in the second quarter of 2006.

Key to maintaining performance was close management of the balance sheet. Steps included:

•	Redirecting flow of investment from the consumer loan portfolio comprised primarily of indirect automobile paper, and the investment portfolio, to the commercial and commercial real estate loan portfolios, as well as residential mortgages and construction loans.

•	Pursuing ongoing program of capital management, which applies leverage to shareholders’ investment by means of the selective repurchase of shares, while maintaining “well-capitalized” status with regulatory agencies.

•	Utilizing the market for wholesale funds to offset a decrease in deposits, the result of which is due to an unusually competitive environment. Demand deposits decreased 2.0 percent quarter to quarter, while savings, N.O.W. and money market deposits declined by 8.7 percent.

Net Income

Net income was $5,639,000 for the quarter, up 5.9 percent from $5,325,000 posted during the same period last year. Earnings per share for the quarter were $0.55 versus $0.50, an increase of 10.0 percent.

Interest Income

Interest income was $21,817,000 for the second quarter of 2006, up 17.0 percent from $18,653,000 posted for the same quarter in 2005. Average net loans during the second quarter of 2006 totaled $913,213,000 compared to $859,067,000 for the same period of 2005. During the second quarter of 2006, the yield on a fully taxable-equivalent basis was 6.70 percent on average earning assets of $1,328,358,000 up from 5.83 percent on average earning assets of $1,296,205,000 during the second quarter of 2005. Increases in interest income were attributable primarily to an increase in interest income on loans and obligations of states and political subdivisions.

Interest Expense

Interest expense for the second quarter of 2006 was $5,148,000, up 87.1 percent from $2,751,000 for the same period of 2005. During the second quarter of 2006, the cost of funds was 2.34 percent on average interest-bearing liabilities of $878,998,000, up from 1.27 percent on average interest-bearing liabilities of $864,303,000 during the second quarter of 2005. Interest expense increased primarily as a result of increases in market rates of interest, and increased interest on Federal funds purchased, repurchase agreements and other borrowings.

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

Net Interest Income

Net interest income, before the provision for loan losses, is the largest component of Suffolk’s earnings. It was $16,669,000 for the second quarter of 2006, up 4.8 percent from $15,902,000 during the same period of 2005. The net interest margin for the quarter, on a fully taxable-equivalent basis, was 5.15 percent compared to 4.98 percent for the same period of 2005.

The following table details the components of Suffolk’s net interest income on a taxable-equivalent basis: (in thousands of dollars)

June 30,	2006			2005
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
INTEREST-EARNING ASSETS
U.S. Treasury securities	$9,292	$98	4.22%	$9,419	$98	4.16%
Collateralized mortgage obligations	179,066	1,911	4.27	240,118	2,551	4.25
Mortgage backed securities	1,390	24	6.91	3,040	28	3.68
Obligations of states and political subdivisions	94,307	1,357	5.76	50,904	723	5.68
U.S. govt. agency obligations	122,261	1,222	4.00	125,282	1,222	3.90
Corporate bonds and other securities	6,217	77	4.95	2,951	44	5.96
Federal funds sold and securities purchased under agreements to resell	2,612	33	5.05	5,424	41	3.02
Loans, including non-accrual loans
Commercial, financial & agricultural loans	196,228	3,955	8.06	175,777	2,842	6.47
Commercial real estate mortgages	310,339	5,920	7.63	285,891	4,792	6.70
Real estate construction loans	73,381	1,873	10.21	55,664	1,101	7.91
Residential mortgages (1st and 2nd liens)	131,444	2,175	6.62	115,591	1,837	6.36
Home equity loans	80,174	1,601	7.99	80,361	1,233	6.14
Consumer loans	120,193	2,000	6.66	144,314	2,371	6.57
Other loans (overdrafts)	1,454	—	—	1,469	—	—

Total interest-earning assets	$1,328,358	$22,246	6.70%	$1,296,205	$18,883	5.83%

Cash and due from banks	$47,634			$48,832
Other non-interest-earning assets	49,009			45,902

Total assets	$1,425,001			$1,390,939

INTEREST-BEARING LIABILITIES
Saving, N.O.W. and money market deposits	$491,240	$1,265	1.03%	$566,057	$867	0.61%
Time deposits	230,979	1,910	3.31	222,087	1,295	2.33

Total saving and time deposits	722,219	3,175	1.76	788,144	2,162	1.10
Federal funds purchased and securities sold under agreement to repurchase	67,447	845	5.01	276	2	2.90
Other borrowings	89,332	1,128	5.05	75,883	587	3.09

Total interest-bearing liabilities	$878,998	$5,148	2.34%	$864,303	$2,751	1.27%

Rate spread			4.36%			4.55%
Non-interest-bearing deposits	$431,961			$416,964
Other non-interest-bearing liabilities	15,673			10,307

Total liabilities	$1,326,632			$1,291,574
Stockholders’ equity	98,369			99,365

Total liabilities and stockholders’ equity	$1,425,001			$1,390,939

Net-interest income (taxable-equivalent basis) and effective interest rate differential		$17,098	5.15%		$16,132	4.98%
Less: taxable-equivalent basis adjustment		(429)			(230)

Net-interest income		$16,669			$15,902

Other Income

Other income increased to $2,719,000 for the three months compared to $2,489,000 the previous year. Service charges on deposits were up 3.1 percent. Service charges, including commissions and fees other than for deposits, increased by 14.8 percent. Trust revenue was up 22.7 percent. Other operating income increased by 18.3 percent. There were no net gains on the sale of securities for the second quarter of 2006 and 2005.

Other Expense

Other expense for the second quarter of 2006 was $10,039,000, up 6.1 percent from $9,464,000 for the comparable period in 2005. Employee compensation increased by 7.2 percent, net occupancy expense increased 14.7 percent owing primarily to increased rent and building maintenance, equipment expense decreased by 3.9 percent, and other operating expense increased by 2.8 percent.

In accordance with the requirements of Statement of Financial Accounting Standards 132R (“SFAS 132R”), Suffolk presents information concerning net periodic defined benefit pension expense for the three months ended June 30, 2006 and 2005, including the following components:

	3 months 6/30/2006	3 months 6/30/2005	6 months 6/30/2006	6 months 6/30/2005
Service cost	$350,337	$298,660	$700,674	$597,320
Interest cost	339,996	312,648	679,992	625,296
Expected return on plan assets	(444,960)	(392,810)	(889,920)	(785,620)
Amortization of prior service cost	(995)	(3,595)	(1,990)	(7,190)
Amortization of unrecognized net actuarial loss	66,802	48,787	133,605	97,574

Net periodic benefit expense	$311,180	$263,690	$622,361	$527,380

A contribution of approximately $1,431,000 was made to the pension plan in June of 2006. Management is currently evaluating the impact of the Pension Funding Equity Act enacted in April 2004 on projected funding. There were no additional contributions required to be made to the plan in the three months ended June 30, 2006.

Capital Resources

Stockholders’ equity totaled $100,091,000 on June 30, 2006, a decrease of 1.9 percent from $102,001,000 on December 31, 2005. This was the result of net income, offset by a combination of declines in the market value of securities available for sale; the repurchase of shares; and cash dividends. The ratio of equity to assets was 6.9 percent at June 30, 2006 and 7.2 percent at December 31, 2005. The following table details amounts and ratios of Suffolk’s regulatory capital: (in thousands of dollars except ratios)

	Actual		For capital adequacy		To be well capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2006

Total Capital (to risk-weighted assets)	$111,771	10.22%	$87,460	8.00%	$109,326	10.00%
Tier 1 Capital (to risk-weighted assets)	104,687	9.58%	43,730	4.00%	65,595	6.00%
Tier 1 Capital (to average assets)	104,687	0.74%	56,962	4.00%	71,203	5.00%

As of December 31, 2005

Total Capital (to risk-weighted assets)	$113,172	10.91%	$82,984	8.00%	$103,730	10.00%
Tier 1 Capital (to risk-weighted assets)	103,344	9.96%	41,492	4.00%	62,238	6.00%
Tier 1 Capital (to average assets)	103,344	7.52%	54,943	4.00%	68,679	5.00%

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

The provision for the allowance for loan losses was $300,000 for the second quarter of 2006, and $375,000 for the comparable period in 2005. During the second quarter of 2006, the remainder of a large loan that is in litigation and not performing, previously disclosed and fully reserved, was charged off. Suffolk will continue to pursue all legal remedies to collect the balance of this loan. Management believes the circumstances particular to this loan are not reflective of systematic weakness in Suffolk’s loan portfolio or of its underwriting standards.

The following table presents information about the allowance for loan losses: (in thousands of dollars except for ratios)

	For the last 12 months	For the three months ended
		June 30 2006	Mar. 31 2006	Dec. 31 2005	Sept. 30 2005
Allowance for loan losses
Beginning balance	$8,887	$10,150	$9,828	$9,384	$8,887
Total charge-offs	(3,891)	(3,504)	(151)	(111)	(125)
Total recoveries	588	138	173	105	172
Provision for loan losses	1,500	300	300	450	450

Ending balance	$7,084	$7,084	$10,150	$9,828	$9,384

Coverage ratios
Loans, net of discounts: average	$893,324	$923,372	$903,490	$878,617	$867,818
at end of period	908,059	919,622	924,256	905,037	883,321
Non-performing assets	3,604	608	4,182	4,459	5,168
Non-performing assets/total loans (net of discount)	0.40%	0.07%	0.45%	0.49%	0.59%
Net charge-offs/average net loans (annualized)	(0.44%)	(1.58%)	(0.14%)	0.00%	(0.02%)
Allowance/non-accrual, restructured, & OREO	452.46%	1,165.13%	242.71%	220.41%	181.58%
Allowance for loan losses/net loans	1.00%	0.77%	1.10%	1.09%	1.06%

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

Item 4.

Controls and Procedures

Suffolk’s Chief Executive Officer and Chief Financial Officer (collectively, the “Certifying Officers”) are responsible for establishing and maintaining disclosure controls and procedures as defined in Rules 13a-15(e) of the Securities Exchange Act of 1934 for Suffolk. Based upon their evaluation of these controls and procedures as of June 30, 2006, the Certifying Officers have concluded that Suffolk’s disclosure controls and procedures are effective.

In addition, there has been no significant change in Suffolk’s internal controls over financial reporting that occurred during Suffolk’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, Suffolk’s internal controls over financial reporting.

PART II

Item 2.

Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

The following table details repurchases of common stock during the second quarter of 2006:

Quarter ending	Total shares repurchased	Average price per share	Aggregate cost
June 30, 2006	77,600	$29.73	$2,307,254

Item 6.

Exhibits and Reports on Form 8-K

CERTIFICATION OF PERIODIC REPORT - Exhibit 31.1

CERTIFICATION OF PERIODIC REPORT - Exhibit 31.2

CERTIFICATION OF PERIODIC REPORT - Exhibit 32.1

CERTIFICATION OF PERIODIC REPORT - Exhibit 32.2

The following reports were filed on Form 8-K during the three month period ended June 30, 2006.

Current Report on Form 8-K – April 11, 2006 – Press Release of April 11, 2006, “Bancorp Announces Earnings for the First Quarter of 2006” - Earnings release for the three months ended March 31, 2006.

Current Report on Form 8-K – May 23, 2006 – Press Release of May 23, 2006, “Suffolk Bancorp Announces Regular Quarterly Dividend”.

Current Report on Form 8-K – June 30, 2006 – Press Release of June 23, 2006, “Suffolk Bancorp Announces Resignation of Ralph M. Gibson, M.D., Director”.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUFFOLK BANCORP

Date: August 4, 2006	/s/ Thomas S. Kohlmann
Thomas S. Kohlmann
President & Chief Executive Officer

Date: August 4, 2006	/s/ J. Gordon Huszagh
J. Gordon Huszagh
Executive Vice President & Chief Financial Officer