Form 10-Q
period 2006-09-30
SUFFOLK BANCORP
filed 2006-11-03
CIK 754673

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

10,236,298 SHARES OF COMMON STOCK OUTSTANDING AS OF November 1, 2006

This page left blank intentionally.

SUFFOLK BANCORP AND SUBSIDIARIES

SUFFOLK BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CONDITION

(in thousands of dollars except for share and per share data)

	September 30, 2006	December 31, 2005
	unaudited
ASSETS
Cash & Due From Banks	$54,458	$48,530
Federal Funds Sold	13,300	—
Investment Securities:
Available for Sale, at Fair Value	402,545	400,038
Held to Maturity (Fair Value of $15,801 and $17,885, respectively)
Obligations of States & Political Subdivisions	10,323	11,378
Federal Reserve Bank Stock	638	638
Federal Home Loan Bank Stock	4,131	5,158
Corporate Bonds & Other Securities	100	100

Total Investment Securities	417,737	417,312

Total Loans	886,987	905,037
Less: Allowance for Loan Losses	7,527	9,828

Net Loans	879,460	895,209

Premises & Equipment, Net	22,127	22,792
Accrued Interest Receivable, Net	7,446	6,747
Excess of Cost Over Fair Value of Net Assets Acquired	814	814
Other Assets	17,186	18,462

TOTAL ASSETS	$1,412,528	$1,409,866

LIABILITIES & STOCKHOLDERS’ EQUITY
Demand Deposits	$432,129	$424,320
Saving, N.O.W. & Money Market Deposits	467,320	521,156
Time Certificates of $100,000 or more	80,083	15,825
Other Time Deposits	191,588	197,406

Total Deposits	1,171,120	1,158,707

Federal Funds Purchased	—	7,700
Federal Home Loan Bank Borrowings	60,000	83,000
Repurchase Agreements	52,935	37,275
Dividend Payable on Common Stock	2,252	2,081
Accrued Interest Payable	2,597	1,722
Other Liabilities	15,612	17,380

TOTAL LIABILITIES	1,304,516	1,307,865

STOCKHOLDERS’ EQUITY
Common Stock (par value $2.50; 15,000,000 shares authorized; 10,236,298 and 10,406,721 shares outstanding at September 30, 2006 and December 31, 2005, respectively)	33,884	33,884

Surplus	19,619	19,440
Treasury Stock at Par (3,317,438 and 3,147,015 shares, respectively)	(8,294)	(7,868)
Retained Earnings	63,917	58,823

	109,126	104,279

Accumulated Other Comprehensive Loss, Net of Tax	(1,114)	(2,278)

TOTAL STOCKHOLDERS’ EQUITY	108,012	102,001

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$1,412,528	$1,409,866

See accompanying notes to consolidated financial statements.

SUFFOLK BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands of dollars except for share and per share data)

	For the Three Months Ended
	September 30, 2006	September 30, 2005
	unaudited	unaudited
INTEREST INCOME
Federal Funds Sold	$63	$29
United States Treasury Securities	96	96
Obligations of States & Political Subdivisions	1,078	625
Mortgage-Backed Securities	1,961	2,295
U.S. Government Agency Obligations	1,218	1,222
Corporate Bonds & Other Securities	87	39
Loans	17,355	15,042

Total Interest Income	21,858	19,348

INTEREST EXPENSE
Saving, N.O.W. & Money Market Deposits	1,293	974
Time Certificates of $100,000 or more	594	147
Other Time Deposits	1,796	1,310
Federal Funds Purchased and Repurchase Agreements	728	363
Interest on Other Borrowings	1,027	72

Total Interest Expense	5,438	2,866

Net-interest Income	16,420	16,482
Provision for Loan Losses	345	450

Net-interest Income After Provision for Loan Losses	16,075	16,032

OTHER INCOME
Service Charges on Deposit Accounts	1,359	1,429
Other Service Charges, Commissions & Fees	915	657
Fiduciary Fees	298	297
Other Operating Income	178	145

Total Other Income	2,750	2,528

OTHER EXPENSE
Salaries & Employee Benefits	5,906	5,516
Net Occupancy Expense	956	911
Equipment Expense	531	478
Other Operating Expense	2,609	2,273

Total Other Expense	10,002	9,178

Income Before Provision for Income Taxes	8,823	9,382
Provision for Income Taxes	2,655	3,537

NET INCOME	$6,168	$5,845

Average: Common Shares Outstanding	10,247,565	10,494,505
Dilutive Stock Options	28,675	28,388

Average Total Common Shares and Dilutive Options	10,276,240	10,522,893

EARNINGS PER COMMON SHARE
Basic	$0.60	$0.56
Diluted	$0.60	$0.56

See accompanying notes to consolidated financial statements.

SUFFOLK BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands of dollars except for share and per share data)

	For the Nine Months Ended
	September 30, 2006	September 30, 2005
	unaudited	unaudited
INTEREST INCOME
Federal Funds Sold	$104	$80
United States Treasury Securities	287	288
Obligations of States & Political Subdivisions	2,838	1,529
Mortgage-Backed Securities	5,926	7,531
U.S. Government Agency Obligations	3,662	3,667
Corporate Bonds & Other Securities	258	114
Loans	51,139	42,600

Total Interest Income	64,214	55,809

INTEREST EXPENSE
Saving, N.O.W. & Money Market Deposits	3,606	2,663
Time Certificates of $100,000 or more	1,056	395
Other Time Deposits	4,895	3,487
Federal Funds Purchased and Repurchase Agreements	2,234	852
Interest on Other Borrowings	3,179	534

Total Interest Expense	14,970	7,931

Net-interest Income	49,244	47,878
Provision for Loan Losses	945	1,125

Net-interest Income After Provision	48,299	46,753

OTHER INCOME
Service Charges on Deposit Accounts	4,213	4,199
Other Service Charges, Commissions & Fees	2,249	1,885
Fiduciary Fees	930	858
Other Operating Income	463	413

Total Other Income	7,855	7,355

OTHER EXPENSE
Salaries & Employee Benefits	17,919	16,595
Net Occupancy Expense	2,962	2,779
Equipment Expense	1,554	1,577
Other Operating Expense	7,466	6,984

Total Other Expense	29,901	27,935

Income Before Provision for Income Taxes	26,253	26,173
Provision for Income Taxes	9,222	9,871

NET INCOME	$17,031	$16,302

Average: Common Shares Outstanding	10,299,919	10,624,175
Dilutive Stock Options	29,227	28,762

Average Total Common Shares and Dilutive Options	10,329,146	10,652,937

EARNINGS PER COMMON SHARE
Basic	$1.65	$1.53
Diluted	$1.65	$1.53

See accompanying notes to consolidated financial statements.

SUFFOLK BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands of dollars)

	For the Nine Months Ended
	September 30, 2006	September 30, 2005
	unaudited	unaudited
NET INCOME	$17,031	$16,302

ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH

CASH FLOWS FROM OPERATING ACTIVITIES
Provision for Loan Losses	945	1,125
Depreciation & Amortization	1,621	1,601
Stock Based Compensation	173	—
Accretion of Discounts	(188)	(254)
Amortization of Premiums	2,027	2,787
Increase in Accrued Interest Receivable	(699)	(470)
Decrease in Other Assets	467	2,462
Increase in Accrued Interest Payable	875	555
(Decrease) Increase in Other Liabilities	(1,451)	4,833

Net Cash Provided by Operating Activities	20,801	28,941

CASH FLOWS FROM INVESTING ACTIVITIES
Principal Payments on Investment Securities Available for Sale	29,276	46,912
Maturities of Investment Securities; Available for Sale	500	—
Purchases of Investment Securities; Available for Sale	(32,150)	(29,874)
Maturities of Investment Securities; Held to Maturity	4,651	4,817
Purchases of Investment Securities; Held to Maturity	(2,568)	(4,161)
Loan Disbursements & Repayments, Net	14,489	(57,842)
Purchases of Premises & Equipment, Net	(956)	(1,205)

Net Cash Used in Investing Activities	13,242	(41,353)

CASH FLOWS FROM FINANCING ACTIVITIES
Net Increase in Deposit Accounts	12,414	23,172
Dividends Paid to Shareholders	(6,616)	(6,213)
Treasury Shares Acquired	(5,579)	(13,519)
Net Proceeds from (Payments of) Other Borrowings	(15,040)	30,475
Director Stock Gain Divestiture	6	—

Net Cash (Used in) Provided by Financing Activities	(14,815)	33,915

Net Increase in Cash & Cash Equivalents	19,228	21,503

Cash & Cash Equivalents Beginning of Period	48,530	40,053

Cash & Cash Equivalents End of Period	$67,758	$61,556

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

The results of operations for the three and nine months ended September 30, 2006 are not necessarily indicative of the results of operations to be expected for the remainder of the year.

(2) Stock-based Compensation

At September 30, 2006, Suffolk had one stock-based employee compensation plan, a Stock Option Plan (“the Plan”), under which 1,200,000 shares of Suffolk’s common stock were originally reserved for issuance to key employees, and of which 1,061,500 remained available at that date. Options are awarded by a committee appointed by the Board of Directors. The Plan provides that the option price shall not be less than the fair value of the common stock on the date the option is granted. All options are exercisable for a period of ten years or less. The Plan provides for but does not require the grant of stock appreciation rights that the holder may exercise instead of the underlying option. When the stock appreciation right is exercised, the underlying option is canceled. The optionee receives shares of common stock with a fair market value equal to the excess of the fair value of the shares subject to the option at the time of exercise (or the portion thereof so exercised) over the aggregate option price of the shares set forth in the option agreement. The exercise of stock appreciation rights is treated as the exercise of the underlying option. Options vest after one year and expire after not more than ten years. Prior to January 1, 2006, Suffolk accounted for that plan under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”) and related interpretations. No stock-based employee compensation costs were reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant.

On January 1, 2006 Suffolk adopted SFAS No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”). This statement supersedes APB No. 25. SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. This statement was adopted using the modified prospective method of application, which requires the recognition of compensation expense on a prospective basis. Accordingly, prior periods have not been restated. This statement also revised SFAS No. 123 “Accounting for Stock-Based Compensation”, which superseded APB No. 25. SFAS 123 required the disclosure of the effect on net income and earnings per share using fair value recognition provisions. During the three months ended September 30, 2006, $35,000 of compensation expense, net of a tax benefit of $24,000, was recorded for stock-based compensation. As of September 30, 2006, there was $79,000 of total unrecognized compensation cost, net of estimated forfeitures, related to non-vested options under the Plan. That cost is expected to be recognized over a weighted-average period of 2.60 months.

The following table illustrates what the effect on net income would have been during the comparable period in 2005 under the fair value recognition provisions of SFAS 123:

Quarter Ended September 30,		2005
Net income (in thousands)	As reported	$5,845
	Stock-based compensation costs determined under fair value method for all awards	(17)

	pro-forma	5,828
Earnings per share (Basic)	As reported	0.56
	pro forma	0.55
Earnings per share (Diluted)	As reported	0.56
	pro-forma	0.55

There were no options granted, exercised or expired during the quarter ended September 30, 2006.

The following table details contractual weighted-average lives of outstanding options at various prices:

	By range of exercise prices
from	13.13	31.25	34.39
To	15.50	31.83	34.95

Outstanding stock option	56,000	38,500	41,000
Weighted-average remaining life	3.64	7.54	8.55
Weighted-average exercise price	$14.54	$31.48	$34.73

Exercisable stock option	56,000	38,000	16,000
Weighted-average remaining life	3.64	7.54	7.33
Weighted-average exercise price	$14.54	$31.48	$34.39

		Weighted-average
At all prices	Options	price	life(yrs)
Total outstanding	135,500	25.46	6.23
Total exerciseable	110,500	23.32	5.53

(3) Recent Accounting Pronouncements

Suffolk adopted FASB Interpretation 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others,” on January 1, 2003. FIN 45 requires a guarantor entity, at the inception of a guarantee covered by the measurement provisions of the interpretation, to record a liability for the fair value of the obligation undertaken in issuing the guarantee. Suffolk has financial and performance letters of credit. Financial letters of credit require Suffolk to make payment if the customer’s financial condition deteriorates, as defined in the agreements. Performance letters of credit require Suffolk to make payments if the customer fails to perform certain non-financial contractual obligations. Previously, Suffolk did not record a liability when guaranteeing obligations unless it became probable that Suffolk would have to perform under the guarantee. FIN 45 applies prospectively to guarantees Suffolk issues or modifies subsequent to December 31, 2003. The maximum potential undiscounted amount of future payments of these letters of credit as of September 30, 2006 is $12,255,000 and they expire as follows:

2006	1,585,000
2007	8,330,000
2008	1,853,000
2010	312,000
Thereafter	175,000

$12,255,000

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

In March 2006, FASB issued Statement No. 156, “Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140”. This statement addresses the recognition and measurement of separately recognized servicing assets and liabilities. It requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in certain situations. Statement No. 156 requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable. An entity is permitted to choose from two measurement methods for each class of separately recognized servicing assets and servicing liabilities: an amortization method or fair value measurement method. This statement also permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights. Separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities are required. This statement is effective for fiscal years beginning after September 15, 2006. The impact of FAS. No. 156 on its financial condition, results of operations and disclosures has been determined not to be material.

On July 13, 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The provisions of FIN 48 are to be applied to all tax positions upon initial adoption of this standard. Only tax positions that meet a “more-likely-than-not” recognition threshold at the effective date may be recognized or continue to be recognized upon adoption of FIN 48. The cumulative effect of applying the provisions of FIN 48 are to be reported as an adjustment to the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position) for that fiscal year. The new interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. The Company is currently assessing what the impact of this interpretation will be on the Company’s financial position or results of operations.

In September 2006, FASB issued Statement No. 157, “Fair Value Measurements”. This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. The definition of fair value retains the exchange price notion, however this statement clarifies that the exchange price is the price in an orderly transaction between market participants to sell the asset or transfer the liability in the principal market for the asset or liability. This statement emphasizes that fair value is a market-based measurement, not an entity-specific measurement, therefore a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. This statement clarifies that market participant assumptions include assumptions about risk, the risk inherent in a particular valuation technique used to measure fair value and/or the risk inherent in the inputs to the valuation technique, as well as the effect of credit risk on the fair value of liabilities. This statement also expands disclosures about the use of fair value to measure assets and liabilities in interim and annual periods, focusing on the inputs used to measure fair value. This statement is effective for fiscal years beginning after November 15, 2007. Suffolk is currently evaluating the impact of FAS. No. 157 on its financial condition, results of operations and disclosures.

In September 2006, FASB issued Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R)”. This statement requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. It also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. This statement requires an employer that is a business entity and sponsors one or more single-employer defined benefit plans to recognize the funded status of a benefit plan in its statement of financial position; recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost pursuant to FASB No. 87 or No. 106; measure defined benefit plan assets and obligation as of the date of the employer’s fiscal year-end statement of financial position (with limited exceptions); and disclose in the notes to financial statements additional information about certain effects of net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset and obligation. Upon initial application of this statement and subsequently, an employer should continue to apply the provisions in Statements 87, 88, and 106 in measuring plan assets and benefit obligations as of the date of its statement of financial position and in determining the amount of net periodic benefit cost. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. Suffolk is currently evaluating the impact of FAS. No. 158 on its financial condition, results of operations and disclosures.

On September 13, 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 which provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. The guidance is effective for any report filed for an interim period of the first fiscal year ending after November 15, 2006. Suffolk is currently evaluating the impact of SAB No. 108 on its financial condition, results of operations and disclosures.

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

For the Three-Month Periods ended September 30, 2006 and 2005

Recent Developments

The yield curve for interest rates has remained flat or inverted throughout the year, where short-term funds have been priced at or above medium term funds. Rates in general have increased during the period. This lead to an increase in interest income and interest expense, of which interest expense increased at a higher percentage as a result of increased rates on borrowings. As a result, net interest margin decreased to 5.17 percent in the third quarter of 2006, down from 5.21 percent, in the third quarter of 2005.

Return on average equity increased, to 24.49 percent for the third quarter in 2006, up from 23.66 percent during the third quarter of 2005, and earnings-per-share increased from $.56 in the third quarter of 2005 to $.60 in the third quarter of 2006.

Key to maintaining performance was close management of the balance sheet. Steps included:

•	Redirecting flow of investment from the consumer loan portfolio comprised primarily of indirect automobile paper, to the commercial and commercial real estate loan portfolios, as well as residential mortgages and construction loans. Balances of investment securities were comparable to the same period of 2005.

•	Pursuing ongoing program of capital management, which applies leverage to shareholders’ investment by means of the selective repurchase of shares, while maintaining “well-capitalized” status with regulatory agencies.

•	Utilizing the market for wholesale funds to offset a decrease in deposits, the result of which is due to an unusually competitive environment. Demand deposits decreased 1.7 percent quarter to quarter, while savings, N.O.W. and money market deposits declined by 5.4 percent.

Net Income

Net income was $6,168,000 for the quarter, up 5.5 percent from $5,845,000 posted during the same period last year. Earnings per share for the quarter were $0.60 versus $0.56, an increase of 7.1 percent.

Interest Income

Interest income was $21,858,000 for the third quarter of 2006, up 13.0 percent from $19,348,000 posted for the same quarter in 2005. Average net loans during the third quarter of 2006 totaled $893,092,000 compared to $858,713,000 for the same period of 2005. During the third quarter of 2006, the yield on a fully taxable-equivalent basis was 6.83 percent on average earning assets of $1,313,722,000 up from 6.09 percent on average earning assets of $1,289,238,000 during the third quarter of 2005. Increases in interest income were attributable primarily to an increase in interest income on loans and obligations of states and political subdivisions.

Interest Expense

Interest expense for the third quarter of 2006 was $5,438,000, up 89.7 percent from $2,866,000 for the same period of 2005. During the third quarter of 2006, the cost of funds was 2.55 percent on average interest-bearing liabilities of $852,458,000, up from 1.38 percent on average interest-bearing liabilities of $829,747,000 during the third quarter of 2005. Interest expense increased primarily as a result of increases in market rates of interest, and increased interest on repurchase agreements and other borrowings.

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

Net Interest Income

Net interest income, before the provision for loan losses, is the largest component of Suffolk’s earnings. It was $16,420,000 for the third quarter of 2006, down .4 percent from $16,482,000 during the same period of 2005. The net interest margin for the quarter, on a fully taxable-equivalent basis, was 5.17 percent compared to 5.21 percent for the same period of 2005.

The following table details the components of Suffolk’s net interest income on a taxable-equivalent basis: (in thousands of dollars)

September 30,	2006			2005
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
INTEREST-EARNING ASSETS
U.S. Treasury securities	$9,321	$98	4.21%	$9,413	$98	4.16%
Collateralized mortgage obligations	169,178	1,938	4.58	224,433	2,257	4.02
Mortgage backed securities	1,312	23	7.01	2,234	38	6.80
Obligations of states and political subdivisions	108,522	1,636	6.03	62,976	919	5.84
U.S. govt. agency obligations	121,884	1,218	4.00	125,467	1,222	3.90
Corporate bonds and other securities	5,620	87	6.19	2,668	39	5.85
Federal funds sold and securities purchased under agreements to resell	4,793	63	5.26	3,334	29	3.48
Loans, including non-accrual loans
Commercial, financial & agricultural loans	187,012	3,955	8.46	172,679	3,019	6.99
Commercial real estate mortgages	305,879	5,732	7.50	293,420	5,093	6.94
Real estate construction loans	74,942	1,925	10.27	54,004	1,473	10.91
Residential mortgages (1st and 2nd liens)	135,122	2,216	6.56	118,892	1,865	6.27
Home equity loans	76,645	1,629	8.50	79,629	1,338	6.72
Consumer loans	112,218	1,898	6.77	139,038	2,254	6.48
Other loans (overdrafts)	1,274	—	—	1,051	—	—

Total interest-earning assets	$1,313,722	$22,418	6.83%	$1,289,238	$19,644	6.09%

Cash and due from banks	$48,552			$50,425
Other non-interest-earning assets	43,792			62,520

Total assets	$1,406,066			$1,402,183

INTEREST-BEARING LIABILITIES
Saving, N.O.W. and money market deposits	$469,826	$1,293	1.10%	$559,863	$974	0.70%
Time deposits	254,673	2,390	3.75	224,349	1,457	2.60

Total saving and time deposits	724,499	3,683	2.03	784,212	2,431	1.24
Federal funds purchased and securities sold under agreement to repurchase	52,913	728	5.50	297	0	0.47
Other borrowings	75,046	1,027	5.47	45,238	435	3.85

Total interest-bearing liabilities	$852,458	$5,438	2.55%	$829,747	$2,866	1.38%

Rate spread			4.27%			4.71%
Non-interest-bearing deposits	$439,814			$449,230
Other non-interest-bearing liabilities	13,070			24,386

Total liabilities	$1,305,342			$1,303,363
Stockholders’ equity	100,724			98,820

Total liabilities and stockholders’ equity	$1,406,066			$1,402,183

Net-interest income (taxable-equivalent basis) and effective interest rate differential		$16,980	5.17%		$16,778	5.21%
Less: taxable-equivalent basis adjustment		(560)			(296)

Net-interest income		$16,420			$16,482

Other Income

Other income increased to $2,750,000 for the three months compared to $2,528,000 the previous year. Service charges on deposits were down 4.9 percent. Service charges, including commissions and fees other than for deposits, increased by 39.3 percent. Trust revenue was up .3 percent. Other operating income increased by 22.8 percent. There were no net gains on the sale of securities for the third quarter of 2006 and 2005.

Other Expense

Other expense for the third quarter of 2006 was $10,002,000, up 9.0 percent from $9,178,000 for the comparable period in 2005. Employee compensation increased by 7.1 percent, net occupancy expense increased 4.9 percent owing primarily to increased rent and building maintenance, equipment expense increased by 11.1 percent owing primarily to increased depreciation expense, and other operating expense increased by 14.8 percent.

In accordance with the requirements of Statement of Financial Accounting Standards 132R (“SFAS 132R”), Suffolk presents information concerning net periodic defined benefit pension expense for the three months ended September 30, 2006 and 2005, including the following components:

	3 months 9/30/2006	3 months 9/30/2005	9 months 9/30/2006	9 months 9/30/2005
Service cost	$350,337	$298,660	$1,051,011	$895,980
Interest cost	339,996	312,648	$1,019,987	$937,944
Expected return on plan assets	(444,960)	(392,810)	$(1,334,880)	$(1,178,430)
Amortization of prior service cost	(995)	(3,595)	$(2,984)	$(10,785)
Amortization of unrecognized net actuarial loss	66,802	48,787	$200,407	$146,361

Net periodic benefit expense	$311,180	$263,690	$933,541	$791,070

A contribution of approximately $1,431,000 was made to the pension plan in June of 2006. Management is currently evaluating the impact of the Pension Funding Equity Act enacted in April 2004 on projected funding. There were no additional contributions required to be made to the plan in the three months ended September 30, 2006.

Capital Resources

Stockholders’ equity totaled $108,012,000 on September 30, 2006, an increase of 5.9 percent from $102,001,000 on December 31, 2005. This was the result of net income and improvements in the market value of securities available for sale, offset by a combination of the repurchase of shares, and cash dividends. The ratio of equity to assets was 7.6 percent at September 30, 2006 and 7.2 percent at December 31, 2005. The following table details amounts and ratios of Suffolk’s regulatory capital: (in thousands of dollars except ratios)

	Actual		For capital adequacy		To be well capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2006

Total Capital (to risk-weighted assets)	$115,713	10.83%	$85,459	8.00%	$106,824	10.00%
Tier 1 Capital (to risk-weighted assets)	108,186	10.13%	42,730	4.00%	64,095	6.00%
Tier 1 Capital (to average assets)	108,186	7.70%	56,205	4.00%	70,256	5.00%

As of December 31, 2005

Total Capital (to risk-weighted assets)	$113,172	10.91%	$82,984	8.00%	$103,730	10.00%
Tier 1 Capital (to risk-weighted assets)	103,344	9.96%	41,492	4.00%	62,238	6.00%
Tier 1 Capital (to average assets)	103,344	7.52%	54,943	4.00%	68,679	5.00%

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

The provision for the allowance for loan losses was $345,000 for the third quarter of 2006, and $450,000 for the comparable period in 2005. During the second quarter of 2006, the remainder of a large loan that is in litigation and not performing, previously disclosed and fully reserved, was charged off. Suffolk will continue to pursue all legal remedies to collect the balance of this loan. Management believes the circumstances particular to this loan are not reflective of systematic weakness in Suffolk’s loan portfolio or of its underwriting standards.

The following table presents information about the allowance for loan losses: (in thousands of dollars except for ratios)

	For the last 12 months	For the three months ended
		Sept. 30 2006	June 30 2006	Mar. 31 2006	Dec. 31 2005
Allowance for loan losses
Beginning balance	$9,384	$7,084	$10,150	$9,828	$9,384
Total charge-offs	(3,791)	(25)	(3,504)	(151)	(111)
Total recoveries	539	123	138	173	105
Provision for loan losses	1,395	345	300	300	450

Ending balance	$7,527	$7,527	$7,084	$10,150	$9,828

Coverage ratios
Loans, net of discounts: average	$901,464	$900,375	$923,372	$903,490	$878,617
at end of period	908,976	886,987	919,622	924,256	905,037
Non-performing assets	2,651	1,355	608	4,182	4,459
Non-performing assets/total loans (net of discount)	0.29%	0.15%	0.07%	0.45%	0.49%
Net charge-offs/average net loans (annualized)	(0.44)%	(0.04)%	(1.58)%	(0.14)%	0.00%
Allowance/non-accrual, restructured, & OREO	545.94%	555.50%	1,165.13%	242.71%	220.41%
Allowance for loan losses/net loans	0.95%	0.85%	0.77%	1.10%	1.09%

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

Item 4.

Controls and Procedures

Suffolk’s Chief Executive Officer and Chief Financial Officer (collectively, the “Certifying Officers”) are responsible for establishing and maintaining disclosure controls and procedures as defined in Rules 13a-15(e) of the Securities Exchange Act of 1934 for Suffolk. Based upon their evaluation of these controls and procedures as of September 30, 2006, the Certifying Officers have concluded that Suffolk’s disclosure controls and procedures are effective.

In addition, there has been no significant change in Suffolk’s internal controls over financial reporting that occurred during Suffolk’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, Suffolk’s internal controls over financial reporting.

PART II

Item 2.

Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

The following table details repurchases of common stock during the third quarter of 2006:

Quarter ending	Total shares repurchased	Average price per share	Aggregate cost
September 30, 2006	14,808	$32.60	$482,741

Item 6.

Exhibits and Reports on Form 8-K

CERTIFICATION OF PERIODIC REPORT - Exhibit 31.1

CERTIFICATION OF PERIODIC REPORT - Exhibit 31.2

CERTIFICATION OF PERIODIC REPORT - Exhibit 32.1

CERTIFICATION OF PERIODIC REPORT - Exhibit 32.2

The following reports were filed on Form 8-K during the three month period ended September 30, 2006.

Current Report on Form 8-K – July 17, 2006 – Press Release of July 17, 2006, “Suffolk Bancorp Announces Earnings for the Second Quarter of 2006”.

Current Report on Form 8-K – August 28, 2006 – Press Release of August 29, 2006, “Suffolk Bancorp Announces Regular Quarterly Dividend”.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUFFOLK BANCORP

Date: November 3, 2006	/s/ Thomas S. Kohlmann
Thomas S. Kohlmann
President & Chief Executive Officer

Date: November 3, 2006	/s/ J. Gordon Huszagh
J. Gordon Huszagh
Executive Vice President & Chief Financial Officer