Form 10-K
period 2006-12-31
SUFFOLK BANCORP
filed 2007-03-09
CIK 754673

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2006

-OR-

☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

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

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act YES  ☐    NO  ☒

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

Indicate by check mark whether the Registrant is a shell company.    YES  ☐    NO  ☒

The aggregate market value of the common equity held by non-affiliates of the Registrant as of the last business day of the Registrant’s most recently completed second fiscal quarter was $364.9 million.

As of January 31, 2007, there were 10,239,392 shares outstanding of the Registrant’s common stock.

On The Cover

The Connetquot River and Great South Bay

The Connetquot River is one of four major rivers on Long Island. It wanders through portions of the Connetquot River State Park Preserve, which covers 3,473 acres of land and water, and it empties into Great South Bay. Deer, raccoon, skunk, bats, squirrel, rabbit, opossum, and red fox are common; as are waterfowl including canvasback, gadwall, black duck, ring-necked duck, and mergansers, mute swans, Canada geese, mallards, and rare nesting birds, including the osprey; and numerous rare plants. The preserve also has 50 miles of trails for hiking, horseback riding, and cross-country skiing, and is popular with fishermen. The Secatog Native Americans originally inhabited these lands. They gave the river its name, Connetquot, which means “Great River.” Europeans settled there in the 1600’s. In 1866, the land was purchased as a sportsmen’s club. In 1963, the club sold its property to New York State. The park opened to the public in 1973.

Preserves of great natural beauty in close proximity to commercial centers and attractive residential communities are part of the great appeal of Long Island to entrepreneurs and the highly skilled workers they employ. People work hard to live near amenities such as these, and in doing so, contribute to the vitality and affluence of the region and thus to Suffolk Bancorp’s bottom line. Suffolk’s banking subsidiary, Suffolk County National Bank, operates four offices in some of the communities that surround the Connetquot River State Park Preserve including, clockwise, from west to east, West Babylon, Deer Park, Hauppauge, and Bohemia.

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

The staff at SCNB works hard to develop and maintain ties to the communities it serves. SCNB’s business includes loans to small and medium-sized commercial enterprises, to professionals, and to individual consumers. Suffolk Bancorp’s main strategic focus is on small businessmen and professionals and those retail customers who need a range of financial services tailored to their individual needs, and who expect the kind of personal service that is possible only through the establishment of relationships that develop over time. In recent years commercial loans of all types have increased as a percentage of the loan portfolio and have made substantial contributions to SCNB’s profitability. SCNB’s primary market is Long Island, New York. Long Island is home to approximately 2.8 million people outside of the limits of New York City and is primarily suburban in nature. Nassau County and the western end of Suffolk County are a center for commerce and are highly developed, supporting a diversified economy. The economy on eastern Long Island is based on services that support tourism, a large number of second homes, and agriculture. Together, they generate family incomes greater than the national average, providing Suffolk Bancorp with a steady and growing demand for loans and other services, and a reliable, reasonably priced supply of deposits.

Financial Highlights

	(dollars in thousands, except ratios, share, and per-share information)
	December 31,	2006	2005
EARNINGS FOR THE YEAR	Net income	$22,628	$22,102
	Net interest income	65,710	64,361
	Net income-per-share	2.20	2.09
	Cash dividends-per-share	0.88	0.79

BALANCES AT YEAR END	Assets	$1,392,649	$1,409,866
	Net loans	883,896	895,209
	Investment securities	418,343	417,312
	Deposits	1,139,075	1,158,707
	Equity	108,566	102,001
	Shares outstanding	10,242,291	10,406,721
	Book value per com mon share	$10.60	$9.80

RATIOS	Return on average equity	22.16%	22.18%
	Return on average assets	1.61	1.59
	Average equity to average assets	7.25	7.19
	Net interest margin (taxable-equivalent)	5.16	5.09
	Efficiency ratio	52.34	50.28
	Net (recoveries) charge-offs to average net loans	0.36	(0.01)

CORPORATE INFORMATION

Suffolk Bancorp Annual Meeting

Tuesday, April 10, 2007, 1:00 P.M.

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

American Stock Transfer

& Trust Co.

59 Maiden Lane

New York, New York 10038

1-800-937-5449

www.amstock.com

Registered Independent Public Accountant

Grant Thornton LLP

Two Commerce Square

Suite 3100

2001 Market Street

Philadelphia, Pennsylvania 19103

General Counsel

Smith, Finkelstein, Lundberg,

Isler & Yakaboski, LLP

456 Griffing Avenue

Riverhead, New York 11901

FDIC Rules and Regulations, Part 350.4(d)

This statement has not been reviewed, or confirmed for accuracy or relevance,

by the Federal Deposit Insurance Corporation.

Dear Shareholder:

Suffolk Bancorp and its wholly owned subsidiary, Suffolk County National Bank, surmounted a variety of challenges facing commercial banks during 2006. The results were these:

Net income was $22,628,000, up 2.4 percent from $22,102,000 last year. Earnings-per-share were $2.20, up 5.3 percent compared to $2.09 during 2005. Net interest income increased by 2.1 percent, to $65,710,000 from $64,361,000. Income other than from interest increased by 5.2 percent, to $10,672,000. Expense other than for interest increased by 6.7 percent, to $39,975,000 from $37,453,000. Most important, we achieved return on average equity of 22.16 percent, down slightly from 22.18 percent last year. This is the sixth consecutive year that this measure has exceeded 20 percent. That compares to 9.73 percent for banks in the New York metropolitan area at September 30, 2006, the date of the most recently available information (source: SNL Securities). Return on average assets increased to 1.61 percent from 1.59 percent, again compared to 0.89 percent for the New York metro area. Our net interest margin increased to 5.16 percent from 5.09 percent, compared to 3.87 percent in greater New York. The quality of our assets is high, with net charge-offs of 0.36 percent for the year even including the one significant charge-off in our recent past, now behind us as discussed in previous press releases. The Allowance for Loan Losses stands at more than nine times non-performing loans. Our efficiency ratio increased from year to year to 52.34 percent compared to 50.28 percent, considerably better than in the banking industry as a whole.

Breaking down the components, we find that interest income increased by 13.9 percent, to $86.2 million from $75.7 million, resulting mainly from a healthy 17.2 percent increase in income from loans. Contributing as well was an increased income from municipal investments, which comprise a larger part of our assets than in the recent past. In the current environment, these investments provide attractive yields on a tax-equivalent basis.

Interest expense increased by 81.2 percent, to $20.5 million from $11.3 million, again reflecting the inversion of the yield curve and the increased rate sensitivity of short-term deposits.

Other income increased by 5.2 percent in part due to increases in other service charges, commissions from insurance and investment sales. Other expense increased creased by $2.5 million as a result of our ongoing desire to attract talent and our expenditures on branch renovations and improved locations, and continued investment in technology.

Nonetheless, it has been a challenging year for reasons we have discussed previously. The yield curve has remained stubbornly, persistently flat or inverted, causing the rates of interest on the assets in which banks typically invest and the monies which fund them to converge. We have been able to maintain our net interest margin by choosing our assets selectively with an eye to maintaining taxable-equivalent yield, and adhering strictly to the “marginal-cost-of-funds approach” to managing our funding. However, excess capacity in the industry and the resulting, unsustainable pricing for both assets and liabilities by our competitors, has made it difficult to grow for now. We are more concerned with the profitability of our enterprise in the long term, and we do not want to encumber it with low-yielding assets or over-priced liabilities that will compromise our net interest margin when the yield curve finally rights itself, as it will, eventually and inevitably. Then we will be able to grow once again with a balance sheet of the quality our shareholders have come to expect. In the meantime, our objective is to maintain the standing of our business, including most importantly the relationships with customers that underlie any successful commercial banking company.

Boards of Directors and management of commercial banking companies deal completely in other people’s money, whether that of customers or that of the shareholders who own the business. At Suffolk Bancorp, we believe that every decision we make, whether strategic or tactical, has to be rooted firmly in our fiduciary duty to those constituents. We have always endeavored to make our stock one that investors consider a core holding in their portfolio, positioned to provide good returns over the longest term possible. We believe that we have the discipline to remain firmly focused on that objective, which is the foundation of ongoing shareholder value.

Sincerely,

Thomas S. Kohlmann

Chairman, President & Chief Executive Officer

P RICE RANGE OF COMMON STOCK AND DIVIDENDS

Suffolk’s common stock is traded in the over-the-counter market, and is quoted on the NASDAQ National Market System under the symbol “SUBK.” Following are quarterly high and low prices of Suffolk’s common stock as reported by NASDAQ.

2006	High	Low	Dividends	2005	High	Low	Dividends
First Quarter	$37.00	$31.77	$0.22	First Quarter	$35.62	$30.95	$0.19
Second Quarter	35.00	28.17	0.22	Second Quarter	34.49	25.68	0.20
Third Quarter	35.00	29.30	0.22	Third Quarter	34.76	28.94	0.20
Fourth Quarter	38.95	31.01	0.22	Fourth Quarter	37.00	27.01	0.20

At January 31, 2007, there were approximately 1,585 equity holders of record and approximately 1,700 beneficial shareholders of the Company’s common stock.

SUMMARY OF SELECTED FINANCIAL DATA

FIVE-YEAR SUMMARY: (dollars in thousands except per-share amounts)
For the years	2006	2005	2004	2003	2002
Interest income	$86,209	$75,673	$67,984	$70,995	$78,428
Interest expense	20,499	11,312	7,379	9,801	16,088

Net interest income	65,710	64,361	60,605	61,194	62,340
Provision for loan losses	966	1,575	1,973	932	1,380

Net interest income after provision	64,744	62,786	58,632	60,262	60,960
Other income	10,672	10,145	12,294	11,310	10,073
Other expense	39,975	37,453	36,621	36,190	35,744

Income before income taxes	35,441	35,478	34,305	35,382	35,289
Provision for income taxes	12,813	13,376	13,430	14,046	14,020

Net Income	$22,628	$22,102	$20,875	$21,336	$21,269

BALANCE AT DECEMBER 31:
Federal funds sold	$—	$—	$2,500	$4,300	$17,500
Investment securities – available for sale	403,246	400,038	427,678	376,189	359,903
Investment securities – held to maturity	15,097	17,274	14,461	14,641	16,983

Total investment securities	418,343	417,312	442,139	390,830	376,886
Net loans	883,896	895,209	817,220	830,510	779,862
Total assets	1,392,649	1,409,866	1,348,218	1,328,757	1,272,717
Total deposits	1,139,075	1,158,707	1,197,592	1,187,496	1,142,582
Other borrowings	120,135	127,975	25,300	20,000	—
Stockholders’ equity	$108,566	$102,001	$106,212	$100,170	$108,793

SELECTED FINANCIAL RATIOS:
Performance:
Return on average equity	22.16%	22.18%	20.85%	21.93%	21.12
Return on average assets	1.61	1.59	1.53	1.64	1.72
Net interest margin (taxable-equivalent)	5.16	5.09	4.90	5.13	5.45
Efficiency ratio	52.34	50.28	50.24	49.91	49.36
Average equity to average assets	7.25	7.19	7.35	7.50	8.13
Dividend pay-out ratio	39.19	37.56	39.69	38.74	34.70
Asset quality:
Non-performing assets to total loans, net of discount	0.09	0.49	0.65	0.22	0.22
Non-performing assets to total assets	0.06	0.32	0.40	0.14	0.14
Allowance to non-performing assets	916.38	220.41	153.06	470.09	494.60
Allowance to loans, net of discount	0.85	1.09	0.99	1.02	1.10
Net charge-offs (recoveries) to average net loans	0.36	(0.01)	0.28	0.13	0.19

PER-SHARE DATA:
Net income (basic)	2.20	2.09	1.92	1.92	1.82
Cash dividends	0.88	0.79	0.76	0.76	0.68
Book value at year-end	10.60	9.80	9.80	9.15	9.47
Highest market value	38.95	37.00	36.30	37.58	39.60
Lowest market value	28.17	25.68	29.69	29.40	26.50
Average shares outstanding	10,279,870	10,570,896	10,882,327	11,055,897	11,657,984

Number of full-time-equivalent employees	357	369	374	377	391
Number of branch offices	27	27	26	26	27
Number of automatic teller machines	26	25	25	24	23

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

The discussion that follows analyzes Suffolk Bancorp’s (“Suffolk”) operations for each of the past three years and its financial condition as of December 31, 2006 and 2005, respectively. Selected tabular data are presented for each of the past five years.

Summary of Recent Developments and Current Trends

Suffolk Bancorp is a one-bank holding company engaged in the commercial banking business through The Suffolk County National Bank, a full-service commercial bank headquartered in Riverhead, New York. “SCNB” is Suffolk Bancorp’s wholly owned subsidiary. Organized in 1890, Suffolk County National Bank is headquartered on Long Island, with 27 offices in Suffolk County, New York.

Recent Developments

Interest rates continued to rise during the first half of the year, in part as a result of increases to the federal funds and discount targets set by the Federal Reserve Board. At times, both short- and long-term rates rose in parallel, but during the course of the year, short-term rates rose more than long-term rates. Throughout the year, the short end of the yield curve remained inverted, meaning that rates for certain shorter terms exceeded those for certain other intermediate terms. Suffolk’s net interest margin, on a taxable-equivalent basis, increased to 5.16 percent from 5.09 percent, year to year.

Return on average equity decreased slightly, to 22.16 percent for the year from 22.18 percent during 2005, and basic earnings-per-share increased to $2.20, from $2.09 during the prior year.

Key to maintaining performance was close management of the balance sheet. Steps included:

•	Continuing to redirect the flow of investment from the consumer portfolio, comprised primarily of indirect automobile paper, to residential mortgages, construction loans, and commercial loans.

•

Repositioning the investment portfolio from maturing collateralized mortgage obligations, originally purchased to provide downside protection from falling rates, to purchase municipal securities currently providing liquidity as well as higher returns, and some protection against falling interest rates.

•

Pursuing an ongoing program of capital management, which applies leverage to shareholders’ investment by means of the selective repurchase of shares, while maintaining “well-capitalized” status with regulatory agencies. During the year, Suffolk repurchased approximately 1.7 percent of the shares outstanding at the beginning of 2006.

•

Maintaining emphasis on both commercial and personal demand deposits, while responding to increased call for time certificates of $100,000 or more. Demand deposits increased 0.6 percent year to year, while other interest-bearing deposits declined by 3.0 percent. Time certificates of $100,000 or more increased 417.2% year to year.

•	Managing net loan charge-offs which were comparable to industry averages, at 36 basis points of average net loans.

Current Trends

•

Continued changes in the balance of funding from deposits to borrowings from capital markets were undertaken to moderate the rate of increase in interest paid for deposits. Again, overcapacity in the industry has encouraged certain competitors to price deposits above comparable instruments in the money markets.

•

Residential mortgages and construction loans made up for that decline, with increasing rates of return. However, overcapacity in the industry in combination with an inverted yield curve has encouraged certain competitors to price loans without an appropriate premium for the risk inherent in longer terms.

•	Consumer loans continued to decline in the face of the incentive programs of the major manufacturers, as well as from a decline in new car sales.

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

General Economic Conditions

Long Island has a population of approximately 2.8 million people, which accounts for 20 percent of the population of New York State. Health, business services, and education and training clusters grew the fastest of all industry clusters over the past 5 years. Long Island’s overall private sector employment grew by about 14 percent or 150,000 jobs between 1996 and 2006 compared to the national figure of 13%. More recently, employment growth continued at a slower pace with the overall job growth from 2005 to 2006 at less than 1 percent (source: Long Island Index 2007).

The economy on Long Island continued to grow during 2006; however, there was some loss of momentum during the second half of the year. Interest rates continued to rise during the first half of the year from their low point during 2004. Demand for finance, information, transportation, and tourism continued, and employment remained stable in the region. Long Island has a highly educated and skilled work force and a diverse industrial base. It is adjacent to New York City, one of the world’s largest centers of distribution and a magnet for finance and culture. The island’s economic cycles vary from those of the national economy. In general, Long Island’s economy seems to have been more stable than the national economy, owing in part to its comparative diversity.

Results of Operations

Net income

Net income was $22,628,000 compared to $22,102,000 last year and $20,875,000 in 2004. These figures represent an increase of 2.4 percent and 5.9 percent, respectively. Basic earnings-per-share were $2.20 during 2006, compared to $2.09 last year and $1.92 in 2004.

Net Interest Income

Net interest income during 2006 was $65,710,000, up 2.1 percent from $64,361,000 in 2005, which was up 6.2 percent from $60,605,000 in 2004. Net interest income is the most important part of the net income of Suffolk. The effective interest rate differential, on a taxable-equivalent basis, was 5.16 percent in 2006, 5.09 percent during 2005, and 4.90 percent in 2004. Average rates on average interest-earning assets increased to 6.72 percent in 2006, up from 5.97 percent in 2005, and 5.50 percent in 2004. Average rates on average interest-bearing liabilities increased to 2.39 percent in 2006, up from 1.34 percent in 2005, and 0.89 percent in 2004. The interest rate differential increased in 2006, up from 2005 and 2004. Demand deposits remained a significant source of funds as a percentage of total liabilities.

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

Year ended December 31,	2006			2005			2004
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Interest-earning assets
U.S. Treasury securities	$9,580	$405	4.23%	$9,416	$393	4.17%	$9,790	$423	4.32%
Collateralized mortgage obligations	174,680	7,887	4.52	230,248	9,457	4.11	251,934	10,203	4.05
Mortgage-backed securities	1,369	95	6.94	2,733	140	5.12	6,875	162	2.36
Obligations of states & political subdivisions	101,923	6,072	5.96	57,587	3,269	5.68	26,022	1,442	5.54
U.S. government agency obligations	122,573	4,879	3.98	125,443	4,896	3.90	107,601	4,342	4.04
Corporate bonds & other securities	5,755	343	5.96	3,055	147	4.81	2,486	80	3.22
Federal funds sold & securities purchased under agreements to resell	5,426	281	5.18	2,904	91	3.13	23,919	310	1.30
Loans, including non-accrual loans
Commercial, financial & agricultural loans	185,548	15,192	8.19	169,338	11,392	6.73	168,188	8,832	5.25
Commercial real estate mortgages	305,121	22,883	7.50	288,065	19,965	6.93	240,146	16,381	6.82
Real estate construction loans	71,290	7,283	10.22	56,191	5,134	9.14	37,630	2,693	7.16
Residential mortgages (1st and 2nd liens)	134,687	8,829	6.56	117,575	7,476	6.36	110,594	7,011	6.34
Home equity loans	78,464	6,373	8.12	78,465	5,082	6.48	66,510	3,439	5.17
Consumer loans	115,807	7,766	6.71	142,426	9,268	6.51	191,980	13,134	6.84
Other loans	1,671	—	—	2,098	—	—	1,717	—	—

Total interest-earning assets	$1,313,894	$88,288	6.72%	$1,285,544	$76,710	5.97%	$1,245,392	$68,452	5.50%

Cash & due from banks	$47,044			$47,803			$52,403
Other non-interest-earning assets	47,713			52,732			64,901

Total assets	$1,408,651			$1,386,079			$1,362,696
Interest-bearing liabilities
Saving, N.O.W. & money market deposits	$475,634	$4,791	1.01%	$561,137	$3,689	0.66%	$600,668	$2,755	0.46%
Time deposits	245,996	8,748	3.56	218,825	5,431	2.48	220,248	4,577	2.08

Total saving & time deposits	721,630	13,539	1.88	779,962	9,120	1.17	820,916	7,332	0.89
Federal funds purchased & securities sold under agreements to repurchase	58,678	2,955	5.04	35,208	1,252	3.56	27	0	1.45
Other borrowings	78,833	4,005	5.08	27,961	940	3.36	3,815	47	1.23

Total interest-bearing liabilities	$859,141	$20,499	2.39%	$843,131	$11,312	1.34%	$824,758	$7,379	0.89%

Rate spread			4.33%			4.63%			4.60%
Non-interest-bearing deposits	$431,067			$423,214			$401,718
Other non-interest-bearing liabilities	16,342			20,066			36,114

Total liabilities	$1,306,550			$1,286,411			$1,262,590
Stockholders’ equity	102,101			99,668			100,106

Total liabilities & stockholders’ equity	$1,408,651			$1,386,079			$1,362,696

Net interest income (taxable-equivalent basis) & effective interest rate differential		$67,789	5.16%		$65,398	5.09%		$61,073	4.90%
Less: taxable-equivalent basis adjustment		(2,079)			(1,037)			(468)

Net interest income		$65,710			$64,361			$60,605

Interest income on a taxable-equivalent basis includes the additional amount of interest income that would have been earned if Suffolk’s investment in nontaxable U.S. Treasury securities and state and municipal obligations had been subject to New York State and federal income taxes yielding the same after-tax income. The rate used for this adjustment was approximately 34 percent for federal income taxes and 9 percent for New York State income taxes for all periods. For each of the years 2006, 2005, and 2004, $1.00 of nontaxable income from obligations of states and political subdivisions equates to fully taxable income of $1.52 and for $1.00 of nontaxable income from taxable obligations of state and political subdivisions equates to fully taxable income of $1.50. In addition, in 2006, 2005, and 2004, $1.00 of nontaxable income on U.S. Treasury securities equates to $1.02 of fully taxable income. The amortization of loan fees is included in interest income.

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

	In 2006 over 2005 Changes Due to			In 2005 over 2004 Changes Due to
	Volume	Rate	Net Change	Volume	Rate	Net Change
Interest-earning assets
U.S. Treasury securities	$7	$5	$12	$(16)	$(14)	$(30)
Collateralized mortgage obligations	(2,443)	873	(1,570)	(889)	143	(746)
Mortgage-backed securities	(84)	40	(44)	(137)	115	(22)
Obligations of states & political subdivisions	2,601	202	2,803	1,776	51	1,827
U.S. government agency obligations	(113)	96	(17)	700	(146)	554
Corporate bonds & other securities	154	42	196	21	46	67
Federal funds sold & securities purchased under agreements to resell	108	81	189	(421)	202	(219)
Loans, including non-accrual loans	2,710	7,299	10,009	2,427	4,400	6,827

Total interest-earning assets	$2,940	$8,638	$11,578	$3,461	$4,797	$8,258

Interest-bearing liabilities
Saving, N.O.W., & money market deposits	$(629)	$1,731	$1,102	$(192)	$1,126	$934
Time deposits	739	2,578	3,317	(29)	883	854
Federal funds purchased & securities	2,908	22	2,930	24	1	25
Other borrowings	667	1,171	1,838	1,895	225	2,120

Total interest-bearing liabilities	$3,685	$5,502	$9,187	$1,698	$2,235	$3,933

Net change in net interest income (taxable-equivalent basis)	$(745)	$3,136	$2,391	$1,763	$2,562	$4,325

Interest Income

Interest income increased to $86,209,000 in 2006, up 13.9 percent from $75,673,000 in 2005, and 11.3 percent from $67,984,000 in 2004.

I nvestment Securities

Average investment in U.S. government agency securities decreased to $122,573,000 from $125,443,000 in 2005, which was up from $107,601,000 in 2004. Average balances of CMO’s decreased to $174,680,000 in 2006 from $230,248,000 in 2005, and $251,934,000 in 2004. Average investments in municipal securities increased to $101,923,000 in 2006, up from $57,587,000 in 2005 and $26,022,000 in 2004. U.S. Treasury, U.S. government agency, collateralized mortgage obligations, and municipal securities provide collateral for various liabilities to municipal depositors. Securities are Suffolk’s primary source of liquidity. With regard to securities characterized as available for sale, in general, Suffolk has the intent and ability to hold them until maturity. The following table summarizes Suffolk’s investment securities available for sale and held to maturity as of the dates indicated: (in thousands)

December 31,	2006	2005	2004
Investment securities available for sale, at fair value:
U.S. Treasury securities	$9,423	$9,337	$9,516
U.S. government agency debt securities	122,883	123,421	127,049
Collateralized mortgage obligations agency issues	156,239	194,404	257,199
Collateralized mortgage obligations private issues	—	—	405
Mortgage-backed securities	1,072	1,788	4,231
Obligations of states & political subdivisions	113,629	71,088	29,278

Total investment securities available for sale	403,246	400,038	427,678

Investment securities held to maturity:
Obligations of states & political subdivisions	9,913	11,378	11,900
Corporate bonds & other securities	5,184	5,896	2,561

Total investment securities held to maturity	15,097	17,274	14,461

Total investment securities	$418,343	$417,312	$442,139

Fair value of investment securities held to maturity	$15,647	$17,885	$15,151
Unrealized gains	588	664	732
Unrealized losses	38	53	42

The amortized cost, maturities, and approximate weighted average yields, at December 31, 2006 are as follows: (in thousands)

	Available for Sale						Held to Maturity
	U.S. Treasury Securities		U.S. Govt. Agency Debt		Obligations of States & Political Subdivisions		Obligations of States & Political Subdivisions		Corporate Bonds & Other Securities
Maturity (in years)	Fair Value	Yield	Fair Value	Yield	Fair Value	Yield	Amortized Cost	Yield	Amortized Cost	Yield	Total	Yield
Within 1	$—	—%	$19,893	2.99	$—	—	$2,919	4.08%	$—	—	$22,812	3.13%
After 1 but within 5	9,423	4.18	102,990	4.01%	2,102	4.22	1,405	4.09%	—	—	$115,920	4.03%
After 5 but within 10	—	—	—	—	47,249	3.61	2,953	4.56	—	—	$50,202	3.67%
After 10	—	—	—	—	64,278	3.84%	2,636	6.18%	—	—	$66,914	3.93%
Other securities	—	—	—	—	—	—	—	—	5,184	—	$5,184	—

Subtotal	$9,423	4.18%	$122,883	3.84%	$113,629	3.75%	$9,913	4.78%	$5,184	—	$261,032	3.78%
Collateralized mortgage obligations											$156,239	5.33%
Mortgage-backed securities											$1,072	7.39%

Total	$9,423	4.18%	$122,883	3.84%	$113,629	3.75%	$9,913	4.78%	$5,184	—	$418,343	4.37%

As a member of the Federal Reserve System, the Bank owns Federal Reserve Bank stock with a book value of $638,000. Being an equity investment, the stock has no maturity. There is no public market for this investment. The last dividend was 6.0 percent.

As a member of the Federal Home Loan Bank of New York, the Bank owns Federal Home Loan Bank of New York stock with a book value of $4,446,000. Being an equity investment, the stock has no maturity. There is no public market for this investment. The last declared dividend was 7.0 percent.

Loan Portfolio

Loans, net of unearned discounts but before the allowance for loan losses, totaled $891,447,000. Loans secured by commercial real estate amounted to $292,458,000 and comprise 32.8 percent of the portfolio, the largest single component, down from $308,436,000 in 2005, and up from $262,262,000 in 2004. Commercial and industrial loans followed at $182,840,000, up 1.8 percent from $179,523,000 at the end of 2005. These loans are made to small local businesses throughout Suffolk County. Commercial loan balances are seasonal, particularly in the Hamptons where retail inventories rise in the spring and decline by autumn. Consumer loans are a declining part of the portfolio. Net of unearned discounts, they totaled $103,102,000 at the end of 2006, down 22.4 percent from $132,930,000 at year-end 2005. Consumer loans include primarily indirect, dealer-generated automobile loans. Competition among commercial banks and with captive finance companies of automobile manufacturers has reduced yields and volume. Additionally, rising fuel costs and uncertainties regarding the economy have led to a decline in consumer confidence, affecting automobile sales. As commerce on Long Island strengthened, commercial loans and mortgages offered continuing opportunity.

The remaining significant components of the loan portfolio are residential mortgages at $155,107,000, up 18.4 percent from $131,006,000; home equity loans at $76,361,000, down 5.5 percent from $80,775,000; and construction loans at $80,687,000, up 19.7 percent from $67,411,000. Current economic trends indicate a slowing housing market, as inventories of unsold homes increased and interest rates gradually increased.

The following table categorizes total loans (net of unearned discounts) at December 31: (in thousands)

	2006		2005		2004		2003		2002
Commercial, financial & agricultural loans	$182,840	20.5%	$179,523	19.8%	$158,205	19.2%	$171,616	20.4%	$150,130	19.0%
Commercial real estate mortgages	292,458	32.8%	308,436	34.1%	262,262	31.8%	232,119	27.7%	183,501	23.3%
Real estate - construction loans	80,687	9.1%	67,411	7.5%	50,455	6.1%	30,461	3.6%	36,558	4.7%
Residential mortgages (1st and 2nd liens)	155,107	17.4%	131,006	14.5%	114,969	13.9%	113,979	13.6%	94,864	12.0%
Home equity loans	76,361	8.6%	80,775	8.9%	75,486	9.1%	60,397	7.2%	44,349	5.6%
Consumer loans	103,102	11.5%	132,930	14.7%	162,206	19.7%	229,711	27.4%	277,633	35.2%
Other loans	892	0.1%	4,956	0.5%	1,847	0.2%	778	0.1%	1,522	0.2%

Total loans (net of unearned discounts)	$891,447	100%	$905,037	100%	$825,430	100%	$839,061	100%	$788,557	100%

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

The following table shows non-accrual, past due, and restructured loans at December 31: (in thousands)

	2006	2005	2004	2003	2002
Loans accruing but past due contractually 90 days or more	$68	$—	$—	$1,286	$349
Loans not accruing interest	824	4,459	5,337	1,784	1,560
Restructured loans	—	—	27	35	198

Total	$892	$4,459	$5,364	$3,105	$2,107

Interest on loans that are restructured or are no longer accruing interest would have amounted to about $68,000 for 2006 under the contractual terms of those loans. Suffolk records the payment of interest on such loans as a reduction of principal. Interest income recognized on restructured and non-accrual loans was immaterial for the years 2006, 2005, and 2004. Suffolk has a formal procedure for internal credit review to more precisely identify risk and exposure in the loan portfolio. A single credit, the circumstances of which are particular to that loan, was charged off during 2006. Management does not believe that it is reflective of a systemic weakness in the loan portfolio or of the underwriting standards and procedures.

Summary of Loan Losses and Allowance for Loan Losses

The allowance for loan losses is determined by continuous analysis of the loan portfolio. That analysis includes changes in the size and composition of the portfolio, historical loan losses, industry-wide losses, current and anticipated economic trends, and details about individual loans. It also includes estimates of the actual value of collateral and other possible sources of repayment. There can be no assurance that the allowance is, in fact, adequate. When a loan, in full or in part, is deemed uncollectible, it is charged against the allowance. This happens when it is well past due and the borrower has not shown the ability or intent to make the loan current, or the borrower does not have enough assets to pay the debt, or the value of the collateral is less than the balance of the loan and not likely to improve soon. Residential real estate and consumer loans are analyzed as a group and not individually because of the large number of loans, small balances, and historically low losses. In the future, the provision for loan losses may change as a percentage of total loans. The percentage of net charge-offs to average net loans during 2006 was 0.36 percent, compared to net recoveries of 0.01 percent in 2005, and net charge-offs of 0.28 percent during 2004. The ratio of the allowance for loan losses to loans, net of discounts, was 0.85 percent at the end of 2006, down from 1.09 percent in 2005 and 0.99 percent in 2004. A summary of transactions follows: (in thousands)

Year ended December 31,	2006	2005	2004	2003	2002
Allowance for loan losses, January 1,	$9,828	$8,210	$8,551	$8,695	$8,825

Loans charged-off:
Commercial, financial & agricultural loans	3,547	180	2,130	110	27
Commercial real estate mortgages	—	—	—	—	—
Real estate - construction loans	—	—	—	—	—
Residential mortgages (1st and 2nd liens)	—	—	—	—	—
Home equity loans	—	—	—	62	—
Consumer loans	210	428	1,059	1,835	1,826
Lease finance	—	—	—	—	—
Other loans	—	—	—	5	—

Total Charge-offs	$3,757	$608	$3,189	$2,012	$1,853

Loans recovered after being charged-off	2006	2005	2004	2003	2002
Commercial, financial & agricultural loans	56	46	50	23	33
Commercial real estate mortgages	—	—	—	—	—
Real estate – construction loans	—	—	—	—	—
Residential mortgages (1st and 2nd liens)	—	—	—	—	—
Home equity loans	—	—	—	—	—
Consumer loans	458	605	825	913	310
Lease finance	—	—	—	—	—
Other loans	—	—	—	—	—
Total recoveries	$514	$651	$875	$936	$343

Net loans charged-off (recovered)	3,243	(43)	2,314	1,076	1,510
Provision for loan losses	966	1,575	1,973	932	1,380

Allowance for loan losses, December 31,	$7,551	$9,828	$8,210	$8,551	$8,695

The following table summarizes the allowance for loan losses allocated by loan type: (dollars in thousands)

As of December 31,	2006	% of Total	2005	% of Total	2004	% of Total	2003	% of Total	2002	% of Total
Commercial, financial & agricultural loans	$2,852	37.7%	$5,209	53.0%	$4,004	48.8%	$3,072	35.9%	$3,213	37.0%
Commercial real estate mortgages	2,139	28.3%	2,431	24.7%	2,597	31.6%	2,939	34.4%	2,760	31.7%
Real estate – construction loans	518	6.9%	388	4.0%	261	3.2%	208	2.4%	305	3.5%
Residential mortgages (1st and 2nd liens)	190	2.5%	162	1.7%	215	2.6%	233	2.7%	143	1.6%
Home equity loans	450	6.0%	502	5.1%	540	6.6%	551	6.4%	468	5.4%
Consumer loans	272	3.6%	434	4.4%	593	7.2%	1,389	16.3%	1,598	18.4%
Unallocated allowance	1,130	15.0%	702	7.1%	—	0.0%	159	1.9%	208	2.4%

Allowance for loan losses	$7,551	100%	$9,828	100%	$8,210	100%	$8,551	100%	$8,695	100%

The following table presents information concerning loan balances and asset quality: (dollars in thousands)

Year ended December 31,	2006	2005	2004	2003	2002
Loans, net of discounts:
Average	$901,351	$863,057	$825,348	$816,058	$781,521
At end of period	891,447	905,037	825,430	839,061	790,450
Non-performing assets/total loans, net of discounts	0.09%	0.49%	0.65%	0.22%	0.22%
Non-performing assets/total assets	0.06	0.32	0.40	0.14	0.14
Ratio of net charge-offs (recoveries)/average net loans	0.36	(0.01)	0.28	0.13	0.19
Net charge-offs (recoveries)/net loans at December 31,	0.36	(0.00)	0.28	0.13	0.19
Allowance for loan losses/loans, net of discounts	0.85	1.09	0.99	1.02	1.10

I nterest Expense

Interest expense in 2006 was $20,499,000, up from $11,312,000 the year before, and $7,379,000 during 2004. Most interest was paid for the deposits of individuals, businesses, and various governments and their agencies. Short-term borrowings include federal funds purchased (short-term lending by other banks), securities sold under agreements to repurchase, and Federal Home Loan Bank borrowings. The Federal Reserve Bank discount window was available though not used during 2006. Short-term borrowings averaged $137,511,000 during 2006, $63,169,000 during 2005, and $3,842,000 during 2004.

De posits

Average interest-bearing deposits decreased to $721,630,000 in 2006, down 7.5 percent from $779,962,000 in 2005. Saving, N.O.W., and money market deposits decreased during 2006, averaging $475,634,000, down 15.2 percent from 2005 when they averaged $561,137,000. Average time certificates of less than $100,000 totaled $199,109,000, up 0.1 percent from $198,856,000 in 2005. Average time certificates of $100,000 or more totaled $46,887,000, up 134.8% from $19,969,000 during 2005. The Bank did not have any brokered deposits as of December 31, 2006. Each of the Bank’s demand deposit accounts has a related non-interest-bearing sweep account. The sole purpose of the sweep accounts is to reduce the non-interest-bearing reserve balances that the Bank is required to maintain with the Federal Reserve Bank, and thereby increase funds available for investment. Although the sweep accounts are classified as saving accounts for regulatory purposes, they are included in demand deposits in the accompanying consolidated statements of condition.

The following table classifies average deposits for each of the periods indicated: (in thousands)

	2006		2005		2004
	Average	Average Rate Paid	Average	Average Rate Paid	Average	Average Rate Paid
Demand deposits	$431,067		$423,214		$401,718
Saving deposits	301,457	0.69%	364,837	0.54%	388,712	0.42%
N.O.W. & money market deposits	174,177	1.55	196,300	0.87	211,956	0.53
Time certificates of $100,000 or more	46,887	4.34	19,969	2.72	19,965	1.84
Other time deposits	199,109	3.37	198,856	2.46	200,283	2.10

Total deposits	$1,152,697		$1,203,176		$1,222,634

At December 31, 2006, the remaining maturities of time certificates of $100,000 or more were as follows: (in thousands)

3 months or less	$74,712
Over 3 through 6 months	1,968
Over 6 through 12 months	1,549
Over 12 months	3,613

Total	$81,842

S hort-Term Borrowings

Suffolk uses short-term funding when it is advantageous to do so in comparison with the alternatives. As the yield curve remained inverted, short-term funding activity increased during 2006. This includes borrowings from the Federal Home Loan Bank, lines of credit for federal funds with correspondent banks and retail sale-repurchase agreements. Average balances of federal funds purchased were $2,332,000 and $781,000 for 2006 and 2005, respectively. Average balances of Federal Home Loan Bank borrowings were $78,833,000 during 2006 and $27,961,000 in 2005. Average balance of repurchase agreements were $56,346,000 during 2006 and $34,427,000 during 2005.

Other Income

Other income increased to $10,672,000 during 2006, up 5.2 percent from $10,145,000 during 2005, which was down 17.5 percent from $12,294,000 during 2004. Service charges on deposit accounts decreased 2.2 percent from 2005 to 2006, and remained flat from 2004 to 2005. Other service charges were up 21.8 percent and 1.0 percent for the same periods, respectively. Fiduciary fees in 2006 totaled $1,252,000, up 5.8 percent from 2005 when they amounted to $1,183,000, which was down 2.0 percent from 2004, at $1,207,000. There were no net gains or losses on sales of securities in 2006. Net losses on sales of securities amounted to $22,000 in 2005. Net gains on sales of securities amounted to $1,994,000 in 2004.

Other Expense

Other expense during 2006 was $39,975,000, up 6.7 percent from 2005 when it was $37,453,000, which was up 2.3 percent from $36,621,000 in 2004. Increases were primarily due to increase in salaries and employee benefits, up 7.5 percent from 2006 to 2005, and in other operating expense, up 6.4 percent from 2005 to 2006. During 2006, non-interest expense grew at 6.7 percent. Deposits meeting certain regulatory criteria as to size held at SCNB are insured by the Federal Deposit Insurance Corporation (“FDIC”). The Federal Deposit Insurance Reform Act of 2005 merged the Bank Insurance Fund with the Savings Association Insurance Fund to form the Deposit Insurance Fund (“DIF”). The FDIC maintains the DIF by assessing depository institutions an insurance premium. The amount each institution is assessed is based upon statutory factors that include the balance of insured deposits as well as the degree of risk the institution poses to the insurance fund. The FDIC granted a one-time initial assessment credit to recognize institution’s past contributions to the DIF. For SCNB, this credit totaled $970,000. Up to ninety (90) percent of the credit may be applied to the annual assessment with the remainder carried forward to the next year. Therefore, in 2007, approximately $586,000 of the one-time initial assessment credit will offset anticipated DIF premiums of $652,000. The remainder of the one-time initial assessment credit will be carried forward into 2008. The provision for income taxes decreased from $13,376,000, for an effective income tax rate of 37.7%, to $12,813,000, for an effective income tax rate of 36.1%, primarily as a result of increased investment in municipal securities.

Interest Rate Sensitivity

Interest rate “sensitivity” is determined by the date when each asset and liability in Suffolk’s portfolio can be re-priced. Sensitivity increases when interest-earning assets and interest-bearing liabilities cannot be re-priced at the same time. While this analysis presents the volume of assets and liabilities repricing in each period of time, it does not consider how quickly various assets and liabilities might actually be repriced in response to changes in interest rates. Management reviews its interest rate sensitivity regularly and adjusts its asset/liability management strategy accordingly. Because the interest rates of assets and liabilities vary according to their maturity, management may selectively mismatch the repricing of assets and liabilities to take advantage of temporary or projected differences between short- and long-term interest rates.

The following table reflects the sensitivity of Suffolk’s assets and liabilities at December 31, 2006: (dollars in thousands)

Maturity	Less than 3 Months	3 to 6 Months	7 to 12 Months	More Than 1 Year	Not Rate Sensitive	Total
Interest-earning assets
Domestic loans (1) (net of unearned discount)	$286,886	$55,622	$87,690	$459,207	$2,042	$891,447
Investment securities (2)	12,370	11,203	37,941	351,959	4,869	418,342
Federal funds sold	—	—	—	—	—	—

Total interest-earning assets	$299,256	$66,825	$125,631	$811,166	$6,911	$1,309,789

Demand deposits and interest-bearing liabilities
Demand deposits (3)	$21,461	$21,461	$42,922	$341,080	$—	$426,924
N.O.W. & money market accounts (4)	4,161	87,758	8,322	66,572	—	166,813
Borrowings	120,135	—	—	—	—	120,135
Interest-bearing deposits (5)	270,801	63,867	28,430	182,240	—	545,338

Total demand deposits & interest-bearing liabilities	$416,558	$173,086	$79,674	$589,892	$—	$1,259,210

Gap	$(117,302)	$(106,261)	$45,957	$221,274	$6,911	$50,579

Cumulative difference between interest-earning assets and interest-bearing liabilities	$(117,302)	$(223,563)	$(177,606)	$43,668	$50,579

Cumulative difference/total assets	(8.42)%	(16.05)%	(12.75)%	3.14%	3.63%

Footnotes to Interest Rate Sensitivity

(1)	Based on contractual maturity and instrument repricing date, if applicable; projected prepayments and prepayments of principal based on experience.
(2)	Based on contractual maturity, and projected prepayments based on experience. FRB and FHLB stock is not considered rate-sensitive.
(3)	Based on experience of historical stable core deposit relationships.
(4)	N.O.W. and money market accounts are assumed to decline over a period of five years.
(5)	Fixed-rate deposits and deposits with fixed pricing intervals are reflected as maturing in the period of contractual maturity. Saving accounts are assumed to decline over a period of five years.

At December 31, 2006, interest-earning liabilities with maturities of less than one year exceed interest-bearing assets of similar maturity. This cumulative gap might result in decreased net interest income if interest rates increase during the next twelve months. If interest rates decline, net interest income might increase. However, interest-earning assets with maturities of greater than one year exceed interest-bearing liabilities of similar maturity. This cumulative gap might result in increased net interest income if interest rates increase beyond twelve months. If interest rates decline, net interest income might decrease.

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

Following is Suffolk’s NII sensitivity as of December 31, 2006. Suffolk’s Board has approved a policy limit of 12.5 percent.

Estimated NII Sensitivity to December 31, 2007
Rate Change
+200 basis point rate shock	0.70%
-200 basis point rate shock	(0.90)%

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

When appropriate, ALCO may use off-balance-sheet instruments such as interest rate floors, caps, and swaps to hedge its position with regard to interest rate risk. The Board of Directors has approved a hedging policy statement that governs the use of such instruments. As of December 31, 2006, there were no derivative financial instruments outstanding.

The following table illustrates the contractual sensitivity to changes in interest rates of the Company’s total loans, net of discounts, not including overdrafts and loans not accruing interest, together totaling $2,042,000 at December 31, 2006: (in thousands)

Interest rate provision	Due Within 1 Year	After 1 but Before 5 Years	After 5 Years	Total
Predetermined rates	$122,318	$149,512	$41,725	$313,555
Floating or adjustable rates	307,917	211,775	57,421	577,113

Total	$430,235	$361,287	$99,146	$890,668

The following table illustrates the contractual sensitivity to changes in interest rates on the Company’s commercial, financial, agricultural, and real estate construction loans not including non-accrual loans totaling approximating $576,000 at December 31, 2006: (in thousands)

	Due Within 1 Year	After 1 but Before 5 Years	After 5 Years	Total
Commercial, financial & agricultural
Predetermined rates	23,881	40,948	2,511	67,340
Floating or adjustable rates	113,735	1,188	—	114,923

	$137,616	$42,136	$2,511	$182,263
Real estate construction
Predetermined rates	1,308	0	0	1,308
Floating or adjustable rates	69,080	10,299	—	79,379

	$70,388	$10,299	$—	$80,687

Total	$208,004	$52,435	$2,511	$262,950

Asset/Liability Management & Liquidity

The Asset/Liability Management Committee reviews Suffolk’s financial performance and compares it to the asset/liability management policy. The committee includes four outside directors, executive management, the senior lenders, the comptroller, and the head of risk management. It uses computer simulations to quantify interest rate risk and to project liquidity. The simulations also help the committee to develop contingent strategies to increase net interest income. The committee always assesses the impact of any change in strategy on Suffolk’s ability to make loans and repay deposits. Only strategies and policies that meet regulatory guidelines and that are appropriate under the economic and competitive circumstances are considered by the committee. Suffolk has not used forward contracts or interest rate swaps to manage interest rate risk.

Contractual and Off-Balance-Sheet Obligations

Following is a table describing certain liabilities not included in Suffolk’s consolidated statement of condition in the period in which they are due: (in thousands of dollars)

Contractual obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Federal Home Loan Bank borrowings & repurchase agreements	$120,135	$120,135	$—	$—	$—
Time deposits	273,961	237,453	21,281	15,185	43
Operating lease obligations	10,218	996	1,969	1,832	5,421
Purchase obligations	4,050	1,503	2,142	405	—

Total	$408,364	$360,087	$25,392	$17,422	$5,464

Amounts listed as purchase obligations represent agreements to purchase services for Suffolk’s core banking system.

Suffolk has not used, and has no intention to use, any significant off-balance sheet financing arrangements for liquidity purposes. Its primary financial instruments with off-balance sheet risk are limited to loan servicing for others and obligations to fund loans to customers pursuant to existing commitments.

Capital Resources

Primary capital, including stockholders’ equity, not including the net unrealized gain (loss) on securities available for sale, net of tax, the comprehensive loss on the unfunded projected benefit obligation of the pension plan, and the allowance for loan losses, amounted to $120,187,000 at year-end 2006, compared to $114,107,000 at year-end 2005 and $112,951,000 at year-end 2004. During 2006, Suffolk repurchased 172,991 shares for an aggregate price of $5,673,747. Management determined that this would increase leverage while preserving capital ratios well above regulatory requirements.

The following table presents Suffolk’s capital ratio and other related ratios for each of the past five years: (dollars in thousands)

	2006 (1)	2005 (1)	2004 (1)	2003 (1)	2002 (1)
Primary capital at year-end	$120,187	$114,107	$112,951	$104,187	$109,103
Primary capital at year-end as a percentage of year-end:
Total assets plus allowance for loan losses	8.58%	8.05%	8.33%	7.79%	8.51%
Loans, net of unearned discounts	13.48%	12.61%	13.68%	12.42%	13.84%
Total deposits	10.55%	9.85%	9.43%	8.77%	9.55%

(1)	Capital ratios do not include the effect of SFAS No. 115, “Accounting for Certain Investments in Debt and Investment Securities,” nor SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R).”

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

The following table details repurchases during 2006:

Year ending	Total shares repurchased	Average price per share	Aggregate cost
December 31, 2006	172,991	$32.80	$5,673,747

Suffolk measures how effectively it uses capital by two widely accepted performance ratios: return on average assets and return on average common stockholders’ equity. The return in 2006 on average assets of 1.61 percent and average common equity of 22.16 percent compared to 2005 when returns were 1.59 percent and 22.18 percent, respectively.

All dividends must conform to applicable statutory requirements. Suffolk Bancorp’s ability to pay dividends depends on Suffolk County National Bank’s ability to pay dividends. Under 12 USC 56-9, a national bank may not pay a dividend on its common stock if the dividend would exceed net undivided profits then on hand. Further, under 12 USC 60, a national bank must obtain prior approval from the

Office of the Comptroller of the Currency to pay dividends on either common or preferred stock that would exceed the bank’s net profits for the current year combined with retained net profits (net profits minus dividends paid during that period) of the prior two years. The amount the Bank currently has available to pay dividends is approximately $31,752,000.

Risk-Based Capital and Leverage Guidelines

The Federal Reserve Bank’s risk-based capital guidelines call for bank holding companies to require minimum ratios of capital to risk-weighted assets, which include certain off-balance-sheet activities, such as standby letters of credit. The guidelines define capital as being “core,” or “Tier 1” capital, which includes common stockholders’ equity; a limited amount of perpetual preferred stock; minority interest in unconsolidated subsidiaries, less goodwill; or “supplementary” or “Tier 2” capital, which includes subordinated debt, redeemable preferred stock, and a limited amount of the allowance for loan losses. All bank holding companies must meet a minimum ratio of total qualifying capital to risk-weighted assets of 8.00 percent, of which at least 4.00 percent should be in the form of Tier 1 capital. At December 31, 2006 Suffolk’s ratios of core capital and total qualifying capital (core capital plus Tier 2 capital) to risk-weighted assets were 10.56 percent and 11.28 percent, respectively.

D iscussion of New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 123R, “Share-Based Payment” (SFAS 123R). This statement is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. On January 1, 2006, Suffolk adopted the provisions of SFAS No. 123(R), which have been recorded in the accompanying consolidated statement of financial condition and consolidated results of operations.

On March 29, 2005, the SEC released Staff Accounting Bulletin (“SAB”) 107, “Share-Based Payments” (“SAB 107”). The interpretations in SAB 107 express the views of the SEC staff regarding the application of SFAS No. 123(R). Among other things, SAB 107 provides interpretive guidance about the interaction of Statement 123(R) and certain SEC rules and regulations. It also provides the staff’s views regarding the valuation of share-based payments by public companies. Suffolk has adopted the provisions of SAB 107 which did not have a material effect on its consolidated financial condition and consolidated results of operations.

In May 2005, FASB issued Statement No. 154, “Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3.” This statement changes the requirements for the accounting for and reporting of a change in accounting principle. Opinion 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new principle. Statement No. 154 requires retrospective application to prior periods, financial statements of changes in accounting principle, where practicable, and limits retrospective application of a change to direct effects of the change in accounting principle. Indirect effects of a change in accounting principle should be recognized in the period of accounting change. This statement is effective for accounting changes made in fiscal years after December 15, 2005. Suffolk has adopted the provisions of FAS No. 154 which did not have a material effect on its consolidated financial condition and consolidated results of operations.

In November 2005, the FASB issued FASB Staff Position (“FSP”) SFAS 115-1 and 124-1, “The Meaning of Other-Than Temporary Impairment and Its Application to Certain Investments.” This FSP nullifies certain requirements of EITF-03-1 on this topic and provides additional guidance on when an investment in a debt or equity security should be considered impaired and when that impairment should be considered other-than-temporary and recognized as a loss in earnings. Specifically, the guidance clarifies that an investor should recognize an impairment loss no later than when the impairment is deemed other-than-temporary, even if a decision to sell has not been made. The FSP also required certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The amount of any other-than-temporary impairment that needs to be recognized will continue to be dependent on market conditions, the occurrence of certain events or changes in circumstances relative to an investee, and an entity’s intent and ability to hold the impaired investment at the time of the valuation. FSP SFAS 115-1 and 124-1 was effective for reporting periods beginning after December 15, 2005. Adoption of the FSP did not have a material impact on the Company’s financial position or results of operations.

In March 2006, FASB issued Statement No. 156, “Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140.” This statement addresses the recognition and measurement of separately recognized servicing assets and liabilities. It requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in certain situations. Statement No. 156 requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable. An entity is permitted to choose from two measurement methods for each class of separately recognized servicing assets and servicing liabilities: an amortization method or fair value measurement method. This statement also permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights. Separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities are required. This statement is effective for fiscal years beginning after September 15, 2006. The impact of FAS. No. 156 on Suffolk’s financial condition, results of operations, and disclosures has been determined not to be material.

On July 13, 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The provisions of FIN 48 are to be applied to all tax positions upon initial adoption of this standard. Only tax positions that meet a “more-likely-than-not” recognition threshold at the effective date may be recognized or continue to be recognized upon adoption of FIN 48. The cumulative effect of applying the provisions of FIN 48 are to be reported as an adjustment to the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position) for that fiscal year. The new interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. The Company is still evaluating the adoption of FIN 48, but preliminarily estimates that the adoption of the standard in the first quarter of 2007 may result in a credit adjustment to opening retained earnings in the range of $850,000 to $1,845,000.

Bank tax provisions of New York State Article 32 allows banking corporations to exclude from income 60 percent of the dividends it has received from subsidiaries such as a Real Estate Investment Trust (REIT). In recent years, similar provisions in the tax codes of other states have been repealed as those and other states have attempted to generate additional tax revenue. On various occasions over the course of a number of years, the tax commissioner of New York State has proposed the elimination of this provision, raising the question for New York State banking corporations as to whether this exclusion would remain in effect. In previous years Suffolk has provided for the potential retroactive repeal of this provision. Newly elected New York State Governor Eliot Spitzer has proposed the prospective elimination of this benefit in his proposed 2007 budget. Going forward, the Company may not realize the benefits of the exclusion from income 60 percent of the dividends received from the REIT resulting in a higher effective state income tax rate.

In September 2006, FASB issued Statement No. 157, “Fair Value Measurements.” This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. The definition of fair value retains the exchange price notion, however this statement clarifies that the exchange price is the price in an orderly transaction between market participants to sell the asset or transfer the liability in the principal market for the asset or liability. This statement emphasizes that fair value is a market-based measurement, not an entity-specific measurement, therefore a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. This statement clarifies that market participant assumptions include assumptions about risk, the risk inherent in a particular valuation technique used to measure fair value and/or the risk inherent in the inputs to the valuation technique, as well as the effect of credit risk on the fair value of liabilities. This statement also expands disclosures about the use of fair value to measure assets and liabilities in interim and annual periods, focusing on the inputs used to measure fair value. This statement is effective for fiscal years beginning after November 15, 2007. Suffolk is currently evaluating the impact of FAS. No. 157 on its financial condition, results of operations, and disclosures.

In September 2006, FASB issued Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R).” This statement requires an employer that is a business entity and sponsors one or more single-employer defined benefit plans to recognize the funded status of a benefit plan in its statement of financial position; recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost pursuant to FASB No. 87 or No. 106; measure defined benefit plan assets and obligation as of the date of the employer’s fiscal year-end statement of financial position (with limited exceptions); and disclose in the notes to financial statements additional information about certain effects of net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset and obligation. Upon initial application of this statement and subsequently, an employer should continue to apply the provisions in Statements 87, 88, and 106 in measuring plan assets and benefit obligations as of the date of its statement of financial position and in determining the amount of net periodic benefit cost. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. Suffolk has adopted the provisions of FAS. No. 158, which have been recorded in the accompanying consolidated statement of condition and disclosures.

On September 13, 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, which provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. The guidance is effective for fiscal years ending after November 15, 2006. The adoption of SAB No. 108 did not have a material effect on Suffolk’s financial condition, results of operations, and disclosures.

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

Suffolk Bancorp management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2006. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on our assessment and those criteria we have determined that, as of December 31, 2006, the company’s internal control over financial reporting is effective.

Suffolk Bancorp’s independent registered public accounting firm has issued its report on our assessment of the company’s internal control over financial reporting. This report appears on Page 39.

CONSOLIDATED STATEMENTS OF CONDITION

	December 31,
	2006	2005
ASSETS
Cash and Due From Banks	$43,575,754	$48,530,407
Investment Securities:
Available for Sale, at Fair Value	403,245,550	400,037,573
Held to Maturity (Fair Value of $15,646,925 and $17,884,527, respectively)
Obligations of States and Political Subdivisions	9,913,123	11,377,803
Federal Reserve Bank Stock	637,849	637,849
Federal Home Loan Bank Stock	4,446,200	5,158,200
Corporate Bonds and Other Securities	100,000	100,000

Total Investment Securities	418,342,722	417,311,425

Total Loans	891,486,417	905,080,229
Less: Unearned Discounts	39,916	43,084
Allowance for Loan Losses	7,550,965	9,828,258

Net Loans	883,895,536	895,208,887
Premises and Equipment, Net	22,471,073	22,791,649
Accrued Interest Receivable	7,609,003	6,747,285
Excess of Cost Over Fair Value of Net Assets Acquired	814,445	814,445
Other Assets	15,940,597	18,461,457

TOTAL ASSETS	$1,392,649,131	$1,409,865,555

LIABILITIES & STOCKHOLDERS’ EQUITY
Demand Deposits	$426,923,954	$424,319,945
Saving, N.O.W., and Money Market Deposits	438,190,636	521,155,530
Time Certificates of $100,000 or more	81,841,699	15,825,053
Other Time Deposits	192,118,700	197,405,982

Total Deposits	1,139,074,989	1,158,706,510
Federal Funds Purchased	—	7,700,000
Repurchase Agreements	53,135,000	37,275,000
Federal Home Loan Bank Borrowings	67,000,000	83,000,000
Dividend Payable on Common Stock	2,253,304	2,081,344
Accrued Interest Payable	3,372,993	1,722,408
Other Liabilities	19,246,498	17,379,534

TOTAL LIABILITIES	1,284,082,784	1,307,864,796

Commitments and Contingent Liabilities (see Note 11)

STOCKHOLDERS’ EQUITY
Common Stock (par value $2.50; 15,000,000 shares authorized, 10,242,291 and 10,406,721 shares outstanding at December 31, 2006 & 2005, respectively)	33,910,979	33,884,340
Surplus	19,931,465	19,439,444
Retained Earnings	67,099,115	58,822,484
Treasury Stock at Par (3,322,100 shares and 3,147,015 shares, respectively)	(8,305,255)	(7,867,542)
Accumulated Other Comprehensive Loss, Net of Tax	(4,069,957)	(2,277,967)

TOTAL STOCKHOLDERS’ EQUITY	108,566,347	102,000,759

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$1,392,649,131	$1,409,865,555

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

	For the Years ended December 31,
	2006	2005	2004
INTEREST INCOME
Federal Funds Sold	$281,161	$90,810	$309,591
United States Treasury Securities	396,996	385,115	414,506
Obligations of States and Political Subdivisions (tax exempt)	3,529,614	1,968,450	878,691
Obligations of States and Political Subdivisions (taxable)	471,291	271,667	104,543
Mortgage-Backed Securities	7,981,951	9,596,310	10,364,817
U.S. Government Agency Obligations	4,879,061	4,896,096	4,341,882
Corporate Bonds and Other Securities	343,288	147,351	79,677
Loans	68,325,474	58,316,917	51,490,416

Total Interest Income	86,208,836	75,672,716	67,984,123
INTEREST EXPENSE
Saving, N.O.W., and Money Market Deposits	4,791,785	3,688,631	2,754,739
Time Certificates of $100,000 or more	2,034,215	542,709	367,314
Other Time Deposits	6,713,778	4,888,187	4,209,134
Federal Funds Purchased and Repurchase Agreements	2,954,948	1,251,893	392
Interest on Other Borrowings	4,004,768	940,320	47,279

Total Interest Expense	20,499,494	11,311,740	7,378,858
Net Interest Income	65,709,342	64,360,976	60,605,265
Provision for Loan Losses	965,749	1,575,000	1,973,000

Net Interest Income After Provision for Loan Losses	64,743,593	62,785,976	58,632,265
OTHER INCOME
Service Charges on Deposit Accounts	5,547,675	5,670,036	5,658,689
Other Service Charges, Commissions & Fees	3,097,420	2,542,067	2,518,502
Fiduciary Fees	1,252,101	1,182,643	1,207,050
Other Operating Income	774,580	771,550	915,886
Net (Loss) Gain on Sale of Securities Available for Sale	—	(21,723)	1,993,974

Total Other Income	10,671,776	10,144,573	12,294,101
OTHER EXPENSE
Salaries & Employee Benefits	23,896,752	22,222,712	21,753,835
Net Occupancy Expense	3,950,083	3,763,796	3,128,962
Equipment Expense	2,112,945	2,055,659	2,141,907
Outside Services	2,176,004	2,019,188	1,971,825
FDIC Assessments	153,744	169,045	185,041
Other Operating Expense	7,685,199	7,222,173	7,439,992

Total Other Expense	39,974,727	37,452,573	36,621,562
Income Before Provision for Income Taxes	35,440,642	35,477,976	34,304,804
Provision for Income Taxes	12,813,015	13,376,463	13,429,742

NET INCOME	$22,627,627	$22,101,513	$20,875,062

Average: Common Shares Outstanding	10,279,870	10,570,896	10,882,327
Dilutive Stock Options	23,639	29,318	31,323

Average Total Common Shares and Dilutive Options	10,303,509	10,600,214	10,913,650
EARNINGS PER COMMON SHARE
Basic	$2.20	$2.09	$1.92
Diluted	$2.20	$2.09	$1.91

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock	Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive
					Income (Loss) Securities	Net of Tax Pension	Total	Comprehensive Income
Balance, December 31, 2003	$33,879,045	$19,374,972	$48,887,980	$(6,505,842)	$4,534,095	$—	$100,170,250
Net Income	—	—	20,875,062	—	—	—	20,875,062	$20,875,062
Dividend - Cash	—	—	(8,266,122)	—	—	—	(8,266,122)
Purchase of Treasury Stock	—	—	(3,301,687)	(272,160)	—	—	(3,573,847)
Stock Appreciation Rights Exercised	5,295	64,472	—	—	—	—	69,767
Net Change in Unrealized Loss on Securities Available for Sale	—	—	—	—	(3,063,377)	—	(3,063,377)	(3,063,377)

Comprehensive Income								$17,811,685

Balance, December 31, 2004	$33,884,340	$19,439,444	$58,195,233	$(6,778,002)	$1,470,718	$—	$106,211,733
Net Income	—	—	22,101,513	—	—	—	22,101,513	$22,101,513
Dividend - Cash	—	—	(8,320,754)	—	—	—	(8,320,754)
Purchase of Treasury Stock	—	—	(13,110,948)	(1,089,540)	—	—	(14,200,488)
Other	—	—	(42,560)	—	—	—	(42,560)
Net Change in Unrealized Loss on Securities Available for Sale	—	—	—	—	(3,748,685)	—	(3,748,685)	(3,748,685)

Comprehensive Income								$18,352,828

Balance, December 31, 2005	$33,884,340	$19,439,444	$58,822,484	$(7,867,542)	$(2,277,967)	$—	$102,000,759
Net Income	—	—	22,627,627	—	—	—	22,627,627	$22,627,627
Dividend - Cash	—	—	(9,037,469)	—	—	—	(9,037,469)
Purchase of Treasury Stock	—	—	(5,241,270)	(432,477)	—	—	(5,673,747)
Stock Appreciation Rights and Stock Options Exercised	26,639	260,110	(72,257)	(5,236)	—	—	209,256
Stock Option Expense	—	231,878	—	—	—	—	231,878
Other	—	33	—	—	—	—	33
Net Change in Unrealized Loss on Securities Available for Sale	—	—	—	—	939,592	—	939,592	939,592
Other Comprehensive Loss on Pension Projected Benefit Obligation	—	—	—	—	—	(2,731,582)	(2,731,582)	(2,731,582)

Comprehensive Income								$20,835,637

Balance, December 31, 2006	$33,910,979	$19,931,465	$67,099,115	$(8,305,255)	$(1,338,375)	$(2,731,582)	$108,566,347

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years ended December 31,
	2006	2005	2004
NET INCOME	$22,627,627	$22,101,513	$20,875,062
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH
CASH FLOWS FROM OPERATING ACTIVITIES
Provision for Loan Losses	965,749	1,575,000	1,973,000
Depreciation and Amortization	2,200,182	2,109,645	2,139,579
Stock Based Compensation	231,878	—	—
Accretion of Discounts	(239,212)	(324,834)	(398,396)
Amortization of Premiums	2,358,689	3,676,946	4,600,668
(Increase) Decrease in Accrued Interest Receivable	(861,718)	(943,384)	65,172
(Increase) Decrease in Other Assets	(226,780)	2,304,635	2,416,955
Increase (Decrease) in Accrued Interest Payable	1,650,585	1,000,836	(77,931)
Increase (Decrease) in Income Taxes Payable	3,410,675	(479,966)	317,644
(Decrease) Increase in Other Liabilities	(1,974,959)	2,507,642	1,837
Net Loss (Gain) on Sale of Securities	—	21,723	(1,993,974)

Net Cash Provided by Operating Activities	30,142,716	33,549,756	29,919,616

CASH FLOWS FROM INVESTING ACTIVITIES
Principal Payments on Investment Securities	37,683,350	61,231,605	77,880,445
Proceeds from Sale of Investment Securities; Available for Sale	—	8,422,802	88,413,187
Maturities of Investment Securities; Available for Sale	6,500,000	—	3,500,000
Purchases of Investment Securities; Available for Sale	(47,919,748)	(51,743,399)	(228,684,740)
Maturities of Investment Securities; Held to Maturity	4,775,400	8,925,200	6,633,995
Purchases of Investment Securities; Held to Maturity	(2,597,200)	(11,736,400)	(6,452,200)
Loan Disbursements and Repayments, Net	10,347,602	(79,564,058)	11,317,401
Purchases of Premises and Equipment, Net	(1,879,607)	(1,896,340)	(2,364,382)

Net Cash Provided by (Used in) Investing Activities	6,909,797	(66,360,590)	(49,756,294)

CASH FLOWS FROM FINANCING ACTIVITIES
Net (Decrease) Increase in Deposit Accounts	(19,631,521)	(38,885,805)	10,096,813
Short-Term Borrowings and Repayments, Net	(7,840,000)	102,675,000	5,300,000
Dividends Paid to Shareholders	(8,867,708)	(8,300,804)	(8,285,870)
Stock Options and Stock Appreciation Rights Exercised	7	—	7
Treasury Shares Acquired	(5,673,747)	(14,200,488)	(3,573,847)
Director Stock Gain Divestiture	5,803	—	—

Net Cash (Used in) Provided by Financing Activities	(42,007,166)	41,287,903	3,537,103

Net (Decrease) Increase in Cash and Cash Equivalents	(4,954,653)	8,477,069	(16,299,575)
Cash and Cash Equivalents Beginning of Year	48,530,407	40,053,338	56,352,913

Cash and Cash Equivalents End of Year	$43,575,754	$48,530,407	$40,053,338

Supplemental Disclosure of Cash Flow Information
Cash Received During the Year for Interest	$85,347,118	$74,729,332	$68,049,295

Cash Paid During the Year for:
Interest	$18,848,909	$10,310,904	$7,456,789
Income Taxes	8,369,541	14,128,373	12,101,242

Total Cash Paid During Year for Interest & Income Taxes	$27,218,450	$24,439,277	$19,558,031

Non-Cash Investing and Financing:
(Increase) Decrease in Market Value of Investments	(1,592,530)	6,353,704	5,192,164
(Decrease) Increase in Deferred Tax Asset Related to Market Value of Investments Available for Sale	(652,937)	2,605,019	2,128,787
Dividends Declared But Not Paid	2,253,304	2,081,344	2,060,614
Stock Options and Stock Appreciation Rights Exercised for Stock	209,256	—	69,767

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

In November 2005, the FASB issued FASB Staff Position (“FSP”) SFAS 115-1 and 124-1, “The Meaning of Other-Than Temporary Impairment and Its Application to Certain Investments.” This FSP nullifies certain requirements of EITF-03-1 on this topic and provides additional guidance on when an investment in a debt or equity security should be considered impaired and when that impairment should be considered other-than-temporary and recognized as a loss in earnings. Specifically, the guidance clarifies that an investor should recognize an impairment loss no later than when the impairment is deemed other-than-temporary, even if a decision to sell has not been made. The FSP also required certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The amount of any other-than-temporary impairment that needs to be recognized will continue to be dependent on market conditions, the occurrence of certain events or changes in circumstances relative to an investee and an entity’s intent and ability to hold the impaired investment at the time of the valuation. FSP SFAS 115-1 and 124-1 was effective for reporting periods beginning after December 15, 2005. Adoption of the FSP did not have a material impact on the Company’s financial position or results of operations.

(C) Loans and Loan Interest Income Recognition — Loans are stated at the principal amount outstanding. Interest on loans not made on a discounted basis is credited to income, based upon the principal amount outstanding during the period. Unearned discounts on installment loans are credited to income using methods that result in a level yield. Recognition of interest income is discontinued when reasonable doubt exists as to whether interest due can be collected. Loans generally no longer accrue interest when 90 days past due. When a loan is placed on non-accrual status, all interest previously accrued in the current year, but not collected, is reversed against current-year interest income. Any interest accrued in prior years is charged against the allowance for loan losses. Loans and leases start accruing interest again when they become current as to principal and interest, and when, in the opinion of management, the loans can be collected in full.

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

The Bank accounts for its transfers and servicing financial assets in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS No. 140 revises the standards for accounting for the securitizations and other transfers of financial assets and collateral. Transfers of financial assets for which the Bank has surrendered control of the financial assets are accounted for as sales to the extent that consideration other than beneficial interests in the transferred assets is received in exchange. Retained interests in a sale or securitization of financial assets are measured at the date of transfer by allocating the previous carrying amount between the assets transferred and based on their relative estimated fair values. The fair values of retained servicing rights and any other retained interests are determined based on the present value of expected future cash flows associated with those interests and by reference to market prices for similar assets. There were no transfers of financial assets to related or affiliated parties. At December 31, 2006 and 2005, the Bank’s servicing loan portfolio approximated $102,661,000, and $97,913,000, respectively. The estimated fair value of mortgage servicing rights was $1,262,000 and $1,189,000 as of December 31, 2006 and 2005, respectively.

The Bank accounts for letters of credit in accordance with FASB Interpretation 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others.” Suffolk has financial and performance letters of credit. Financial letters of credit require the Bank to make payment if the customer’s financial condition deteriorates, as defined in the agreements. Performance letters of credit require the Bank to make payments if the customer fails to perform certain nonfinancial contractual obligations. The maximum potential undiscounted amount of the future payments of these letters of credit as of December 31, 2006 is $16,887,000 and they expire as follows:

2007	$10,304,000
2008	6,163,000
2010	245,000
2011 and thereafter	175,000

$16,887,000

Amounts due under these letters of credit would be reduced by any proceeds that Suffolk would be able to obtain in liquidating the collateral for the loans, which varies depending on the customer. The valuation of the allowance for loan losses includes a provision of $25,000 for loan losses based on the letters of credit outstanding on December 31, 2006.

(E) Premises and Equipment — Premises and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation is calculated by the declining-balance or straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized using the straight-line method over the term of the lease or the estimated life of the asset, whichever is shorter.

The Bank measures impairment of long-lived assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 retains the existing requirements to recognize and measure the impairment of long-lived assets to be held and used or to be disposed of by sale. There was no impairment of long-lived assets as of December 31, 2006 and 2005, respectively.

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

(I) Summary of Retirement Benefits Accounting — Suffolk’s retirement plan is noncontributory and covers substantially all eligible employees. The plan conforms to the provisions of the Employee Retirement Income Security Act of 1974, as amended and the Pension Protection Act of 2006, which requires certain funding rules for defined benefit plans. Suffolk’s policy is to accrue for all pension costs and to fund the maximum amount allowable for tax purposes. Actuarial gains and losses that arise from changes in assumptions concerning future events are amortized over a period that reflects the long-term nature of pension expense used in estimating pension costs.

On December 31, 2006, Suffolk adopted FASB Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R).” This statement requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in the funded status of the plan in the year in which the changes occur through comprehensive income. At December 31, 2006, Suffolk’s projected benefit obligation exceeded the fair value of plan assets at year end by $637,000. Accordingly, a credit of $4,620,000 was recorded to reduce the prepaid pension cost of $3,983,000 and to establish a liability to reflect the unfunded minimum obligation. Additionally, a deferred tax asset adjustment was recorded in the amount of $1,888,000 to record the tax effect of the loss. The remaining loss of $2,732,000, net of tax, has been recorded in Other Comprehensive Losses in the accompanying Statement of Condition. The adoption of Statement 158 did not affect the Company’s statement of operations for the year ended December 31, 2006, or any prior periods. Application of the Statement will not change the calculation of net income in future periods, but will affect the calculation of other comprehensive income.

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

(K) Stock-Based Compensation — At December 31, 2006, the Bank had one stock-based employee compensation plan, which is more fully described in Note 8. Prior to January 1, 2006, Suffolk accounted for that plan under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB No. 25”) and related interpretations. No stock-based employee compensation costs were reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. On January 1, 2006 Suffolk adopted SFAS No. 123(R), “Share-Based Payment” (“SFAS No. 123( R )”). This statement supersedes APB No. 25. SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. This statement was adopted using the modified prospective method of application, which requires the recognition of compensation expense on a prospective basis. Accordingly, prior periods have not been restated. This statement also revised SFAS No. 123 “Accounting for Stock-Based Compensation,” which superseded APB No. 25. SFAS 123 required the disclosure of the effect on net income and earnings-per-share using fair value recognition provisions. The following table illustrates the effect on net income and earnings-per-share if the Bank had applied the recognition provisions of SFAS 123 to stock-based compensation: (in thousands, except per-share amounts)

		2005	2004
Net Income:	As Reported	$22,102	$20,875
Stock-Based Compensation Expense		70	51
	Pro Forma	22,032	20,824

Basic EPS:	As Reported	2.09	1.92
	Pro Forma	2.08	1.91

Diluted EPS:	As Reported	2.09	1.91
	Pro Forma	2.08	1.91

During 2006, $137,000 of compensation expense, net of a tax benefit of $95,000, was recorded for stock-based compensation. As of December 31, 2006, there was $20,000 of total unrecognized compensation cost, net of estimated forfeitures, related to non-vested options under the stock-based employee compensation plan. That cost is expected to be recognized over a weighted average period of one month.

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

(N) Comprehensive Income — Comprehensive income includes net income and all other changes in equity during a period except those resulting from investments by owners and distributions to owners. Other comprehensive income includes revenues, expenses, gains, and losses that under generally accepted accounting principles are included in comprehensive income but excluded from net income. Comprehensive income and accumulated other comprehensive income are reported net of related income taxes. Accumulated other comprehensive income for the Bank consists of unrealized holding gains or losses on securities available for sale, and gains or losses on the unfunded projected benefit obligation of the pension plan.

As of December 31, 2006, the fair market value of the Company’s investments classified Available for Sale was $403,246,000. The book value of the Company’s investments classified Available for Sale was $405,514,000. The net difference or net unrealized loss on Available for Sale investments as of December 31, 2006 was $2,268,000. Available for Sale investments are recorded on the Statement of Condition at fair market value. The corresponding entries as of December 31, 2006 include a deferred tax asset of $930,000 and a capital accumulated other comprehensive loss, net of tax amount of $1,338,000.

At December 31, 2006, the unfunded projected benefit obligation of the pension plan recorded on the statement of condition, was $637,000. The corresponding entries at December 31, 2006, include a deferred tax asset of $1,888,000 and a capital accumulated other comprehensive loss, net of tax amount of $2,732,000.

(O) Segment Reporting — SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information,” requires that public companies report certain information about operating segments. It also requires that public companies report certain information about their products and services, the geographic areas in which they operate, and their major customers. Suffolk is a regional bank, which offers a wide array of products and services to its customers. Pursuant to its banking strategy, emphasis is placed on building relationships with its customers, as opposed to building specific lines of business. As a result, at December 31, 2006 and 2005, Suffolk is not organized around discernible lines of business and prefers to work as an integrated unit to customize solutions for its customers, with business line emphasis and product offerings changing over time as needs and demands change. Thus, all necessary requirements of SFAS No. 131 have been met by Suffolk as of December 31, 2006.

(P) Reclassification of Prior Year Consolidated Financial Statements — Certain reclassifications have been made to the prior year’s consolidated financial statements that conform with the current year’s presentation.

Note 2 — Investment Securities

The amortized cost, estimated fair values, and gross unrealized gains and losses of Suffolk’s investment securities available for sale and held to maturity at December 31, 2006 and 2005 were: (in thousands)

	2006				2005
	Amortized Cost	Estimated Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Amortized Cost	Estimated Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
Available for sale:
U.S. Treasury securities	$9,559	$9,423	$—	$(136)	$9,442	$9,337	$—	$(105)
U.S. government agency debt	125,276	122,883	176	(2,569)	126,055	123,421	447	(3,081)
Collateralized mortgage obligations agency issue	156,528	156,239	637	(926)	195,207	194,404	471	(1,274)
Mortgage-backed securities	1,039	1,072	33	—	1,712	1,788	76	—
Obligations of states and political subdivisions	113,112	113,629	931	(414)	71,483	71,088	289	(684)

Balance at end of year	405,514	403,246	1,777	(4,045)	403,899	400,038	1,283	(5,144)

Held to maturity:
Obligations of states and political subdivisions	9,913	10,463	588	(38)	11,378	11,989	664	(53)
Other securities	5,184	5,184	—	—	5,896	5,896	—	—

Balance at end of year	15,097	15,647	588	(38)	17,274	17,885	664	(53)

Total investment securities	$420,611	$418,893	$2,365	$(4,083)	$421,173	$417,923	$1,947	$(5,197)

The amortized cost, maturities, and approximate fair value of Suffolk’s investment securities at December 31, 2006 are as follows: (in thousands)

	Available for Sale						Held to Maturity
	U.S. Treasury Securities		U.S. Govt. Agency Debt		Obligations of States & Political Subdivisions		Obligations of States & Political Subdivisions		Other Securities		Total Amortized Cost	Total Fair Value
(1) Maturity (in years)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within 1	$—	$—	$20,115	$19,893	$—	$—	$2,919	$2,922	$—	$—	$23,034	$22,815
After 1 but within 5	9,559	9,423	105,161	102,990	2,125	2,102	1,405	1,415	—	—	118,250	115,930
After 5 but within 10	—	—	—	—	47,203	47,249	2,953	3,067	—	—	50,156	50,316
After 10	—	—	—	—	63,784	64,278	2,636	3,059	—	—	66,420	67,337
Other Securities	—	—	—	—	—	—	—	—	5,184	5,184	5,184	5,184

Subtotal	$9,559	$9,423	$125,276	$122,883	$113,112	$113,629	$9,913	$10,463	$5,184	$5,184	$263,044	$261,582
Collateralized mortgage obligations											156,528	156,239
Mortgage-backed securities											1,039	1,072

Total											$420,611	$418,893

(1)	Maturities shown are stated maturities. Securities backed by mortgages are expected to have substantial periodic prepayments resulting in weighted average lives considerably less than what would be surmised from the table above.

As a member of the Federal Reserve system, the Bank owns Federal Reserve Bank stock with a book value of $638,000. The stock has no maturity and there is no public market for the investment.

As a member of the Federal Home Loan Bank of New York, the bank owns Federal Home Loan Bank of New York stock with a book value of $4,446,000. The stock has no maturity and there is no public market for the investment.

At December 31, 2006 and 2005, investment securities carried at $266,492,000 and $161,285,000 respectively, were pledged to secure trust deposits and public funds on deposit. The following table presents detail concerning realized securities gains and losses during the years indicated: (in thousands)

	2006	2005	2004
Gross realized gains	$—	$—	$1,994
Gross realized losses	—	22	—

Net (losses) gains	$—	$(22)	$1,994

The table below indicates the length of time individual securities, both held-to-maturity and available-for-sale, have been held in a continuous unrealized loss position at the date indicated: (in thousands)

As of December 31, 2006	Number of Securities	Less than 12 months		12 months or longer		Total
Type of securities		Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
U. S. government agency securities	5	$19,892	$222	$85,781	$2,346	$105,673	$2,569
U.S. Treasury securities	2	—	—	9,423	136	9,423	136
Municipal securities	167	2,922	1	69,706	451	72,627	452
Collateralized mortgage obligations	13	—	—	69,915	926	69,915	926

Total	187	$22,814	$223	$234,825	$3,859	$257,639	$4,083

As of December 31, 2005	Number of Securities	Less than 12 months		12 months or longer		Total
Type of securities		Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
U. S. government agency securities	6	$502	$3	$105,413	$3,078	$105,915	$3,081
U.S. Treasury securities	1	—	—	3,383	105	3,383	105
Municipal securities	207	3,539	12	51,957	725	55,496	737
Collateralized mortgage obligations	21	—	—	121,555	1,274	121,555	1,274

Total	235	$4,041	$15	$282,308	$5,182	$286,349	$5,197

Management has considered factors regarding other-than-temporarily impaired securities and determined that there are not impaired securities as of December 31, 2006.

Note 3 — Loans

At December 31, 2006 and 2005, loans included the following: (in thousands)

	2006	2005
Commercial, financial, and agricultural	$182,840	$179,523
Commercial real estate	292,458	308,436
Real estate construction loans	80,687	67,411
Residential mortgages (1st and 2nd liens)	155,107	131,006
Home equity loans	76,361	80,775
Consumer loans	103,142	132,973
Other loans	892	4,956

	891,487	905,080
Unearned discounts	(40)	(43)
Allowance for loan losses	(7,551)	(9,828)

Balance at end of year	$883,896	$895,209

Restructured loans, loans not accruing interest, and loans contractually past due 90 days or more with regard to payment of principal and/or interest amounted to $892,000 and $4,459,000 at December 31, 2006 and 2005, respectively. Interest on loans that have been restructured or are no longer accruing interest would have amounted to $68,000 during 2006, $335,000 during 2005, and $292,000 during 2004, under contractual terms of those loans. Interest income recognized on restructured and non-accrual loans was immaterial for the years 2006, 2005, and 2004.

Suffolk makes loans to its directors and executives, as well as to other related parties in the ordinary course of its business. Loans made to directors and executives, either directly or indirectly, which exceed $60,000 in aggregate for any one director or executive, totaled $11,547,000 and $15,615,000 at December 31, 2006 and 2005, respectively. Unused portions of lines of credit to directors and executives, directly or indirectly, totaled $12,355,000 and $13,078,000. New loans totaling $42,643,000 were granted and payments of $46,711,000 were received during 2006.

Note 4 — Allowance for Loan Losses

An analysis of the changes in the allowance for loan losses follows: (in thousands)

	2006	2005	2004
Balance at beginning of year	$9,828	$8,210	$8,551
Provision for loan losses	966	1,575	1,973
Loans charged-off	(3,757)	(608)	(3,189)
Recoveries on loans	514	651	875

Balance at end of year	$7,551	$9,828	$8,210

At December 31, 2006 and 2005, respectively, the Bank’s recorded investment in impaired loans and the related valuation allowance calculated under SFAS No. 114 and SFAS No. 118 are as follows: (in thousands)

	2006	2005
Recorded investment	$576	$3,910
Valuation allowance	240	3,626

This valuation allowance is included in the allowance for loan losses on the statements of condition. The average investment in impaired loans in 2006 was $1,999,000, compared to $4,136,000 in 2005.

Note 5 — Premises and Equipment

The following table details premises and equipment: (in thousands)

	Estimated Useful Lives	2006	2005
Land	Indefinite	$3,326	$3,326
Premises	30 -40 years	18,719	18,633
Furniture, fixtures & equipment	3 - 7 years	23,710	22,286
Leasehold improvements	1 - 15 years	2,683	2,580

		48,438	46,825
Accumulated depreciation and amortization		(25,967)	(24,033)

Balance at end of year		$22,471	$22,792

Depreciation and amortization charged to operations amounted to $2,200,000, $2,110,000, and $2,140,000 during 2006, 2005, and 2004, respectively.

Note 6 — Deposits

The following table summarizes the contractual maturities of time deposits during the years after 2006: (in thousands)

Year during which Time Deposit Matures	Time Deposits > $100,000	Other Time Deposits
2007	$78,229	$159,222
2008	836	16,144
2009	197	4,104
2010	800	7,950
2011	1,780	4,699

Total	$81,842	$192,119

Note 7 — Short-Term Borrowings

Presented below is information concerning short-term interest-bearing liabilities — principally Federal Home Loan Bank Borrowings, Securities Sold Under Agreements to Repurchase, and Federal Funds Purchased — with maturities of less than one year, and their related weighted-average interest rates for the years 2006 and 2005: (dollars in thousands)

December 31,	2006	2005	2004
Daily average outstanding	$137,511	$63,169	$3,842
Total interest cost	6,960	2,192	48
Average interest rate paid	5.06%	3.47%	1.24%
Maximum amount outstanding at any month-end	$192,675	$127,975	$25,300
December 31, balance	120,135	127,975	25,300
Weighted-average interest rate on balances outstanding	5.35%	4.30%	2.41%

For purposes of borrowing, Suffolk has no assets pledged as collateral to the Federal Reserve Bank as of December 31, 2006. Assets pledged as collateral to the Federal Home Loan Bank as of December 31, 2006 totaled $143,061,000.

Note 8 — Stockholders’ Equity

Suffolk has a Dividend Reinvestment Plan. Stockholders can reinvest dividends in common stock of Suffolk at a 3 percent discount from market value on newly issued shares. Shareholders may also make additional cash purchases. No shares were issued in 2006, 2005, or 2004.

At December 31, 2006, Suffolk has a Stock Option Plan (“the Plan”) under which 1,200,000 shares of Suffolk’s common stock were originally reserved for issuance to key employees, and of which 1,061,500 remained available at that date. Options are awarded by a committee appointed by the Board of Directors. The Plan provides that the option price shall not be less than the fair value of the common stock on the date the option is granted. All options are exercisable for a period of ten years or less. The Plan provides for but does not require the grant of stock appreciation rights that the holder may exercise instead of the underlying option. When the stock appreciation right is exercised, the underlying option is canceled. The optionee receives shares of common stock with a fair market value equal to the excess of the fair value of the shares subject to the option at the time of exercise (or the portion thereof so exercised) over the aggregate option price of the shares set forth in the option agreement. The exercise of stock appreciation rights is treated as the exercise of the underlying option. Options vest after one year and expire after ten years. Compensation expense related to stock appreciation rights amounted to approximately $93,000, $31,000, and $78,000 for the years ended December 31, 2006, 2005, and 2004, respectively. The following table presents the options granted, exercised, or expired during each of the past three years:

	Shares	Wtd. Avg. Exercise
Balance at December 31, 2003	75,500	$18.14
Options granted	16,000	34.39
Options exercised	(4,000)	15.50
Options expired or terminated	—	—

Balance at December 31, 2004	87,500	$21.23
Options granted	23,000	31.25
Options exercised	—	—
Options expired or terminated	—	—

Balance at December 31, 2005	110,500	$23.32
Options granted	25,000	34.95
Options exercised	(14,000)	14.38
Options expired or terminated	(4,000)	33.11

Balance at December 31, 2006	117,500	$26.52

The following table presents additional information:

At, or during, year ended December 31,	2006	2005	2004
Average remaining contractual life in years	6.31	6.28	6.91
Exercisable options (vested)	93,500	87,500	71,500
Weighted average fair value of options (Black-Scholes model) at date of grant:	$9.44	$8.11	$10.39
Black-Scholes Assumptions:
Risk-free interest rate	4.36%	4.19%	4.20%
Expected dividend yield	2.36%	2.24%	2.33%
Expected life in years	10	10	10
Expected volatility	22.00%	20.50%	26.20%

The following table details contractual weighted-averages lives of outstanding options at various prices:

	By range of exercise prices
from	13.13	31.25	34.39
to	15.50	31.83	34.95

Outstanding stock options	42,000	36,500	39,000
Weighted-average remaining life	3.60	7.30	8.30
Weighted-average exercise price	$14.60	$31.48	$34.73

Exercisable stock options	42,000	36,500	15,000
Weighted-average remaining life	3.60	7.30	7.08
Weighted-average exercise price	$14.60	$31.48	$34.39

	Weighted-average
At all prices	Options	price	life (yrs)
Total outstanding	117,500	$26.52	6.28
Total exerciseable	93,500	$24.36	5.60

All dividends must conform to applicable statutory requirements. Under 12 USC 56-9, a national bank may not pay a dividend on its common stock if the dividend would exceed net undivided profits then on hand. Further, under 12 USC 60, a national bank must obtain prior approval from the Office of the Comptroller of the Currency (“OCC”) to pay dividends on either common or preferred stock that would exceed the bank’s net profits for the current year combined with retained net profits (net profits minus dividends paid during that period) from the prior two years. At December 31, 2006, approximately $31,752,000 was available for dividends from the Bank to Suffolk Bancorp without prior approval of the OCC.

Note 9 — Income Taxes

The following table presents the provision for income taxes in the consolidated statements of income which is comprised of the following: (in thousands)

		2006	2005	2004
Current:	Federal	$10,071	$11,782	$10,857
	State	1,746	2,191	1,967

		11,817	13,973	12,824
Deferred:	Federal	776	(456)	675
	State	220	(141)	(69)

		996	(597)	606

Total		$12,813	$13,376	$13,430

The total current tax expense was greater than the amounts computed by applying the federal income tax rate because of the following:

	2006	2005	2004
Federal income tax expense at statutory rates	35%	35%	35%
Tax-exempt interest	(3)%	(2)%	(1)%
State income taxes net of federal benefit	3%	4%	4%
Other	1%	1%	1%

Total	36%	38%	39%

The effects of temporary differences between tax and financial accounting that create significant deferred-tax assets and liabilities at December 31, 2006 and 2005, and the recognition of income and expense for purposes of tax and financial reporting, that resulted in a net increase to Suffolk’s net deferred tax asset for the years ended December 31, 2006, 2005, and 2004 are presented below: (in thousands)

	2006	2005	2004
Deferred tax assets:
Provision for possible loan losses	$3,086	$4,017	$3,355
Post-retirement benefits	1,010	993	961
Deferred compensation	1,837	1,765	1,742
Securities available for sale	930	1,583	—
Unfunded pension obligation	1,888	—	—
Other	352	365	571

Total deferred tax assets before valuation allowance	9,103	8,723	6,629
Valuation allowance	—	—	—

Total deferred tax assets net of valuation allowance	9,103	8,723	6,629

Deferred tax liabilities:
Prepaid pension cost	1,628	1,584	1,522
Securities available for sale	—	—	1,022
Other	677	580	728

Total deferred tax liabilities	2,305	2,164	3,272

Net deferred tax asset	$6,798	$6,559	$3,357

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

The following tables set forth the status of Suffolk Bancorp’s combined plan as of September 30, 2006 and September 30, 2005, the time at which the annual valuation of the plan is made.

The following table sets forth the plan’s change in benefit obligation:

	2006	2005
Benefit obligation at start of year	$25,187,518	$21,269,432
Service cost	1,401,348	1,194,639
Interest cost	1,359,983	1,250,591
Actuarial (gain) loss	(993,049)	2,480,423
Benefits paid	(1,162,590)	(1,007,567)

Benefit obligation at end of year	$25,793,210	$25,187,518

The following table sets forth the plan’s change in plan assets:

	2006	2005
Fair value of plan assets at start of year	$22,285,195	$19,709,574
Actual return on plan assets	2,602,939	2,376,097
Employer contribution	1,430,806	1,207,091
Benefits paid	(1,162,590)	(1,007,567)

Fair value of plan assets at end of year	$25,156,350	$22,285,195

Suffolk will be required to make an annual minimum contribution of $1,541,906 by June 15, 2007 for the plan year ending September 30, 2006 and no contribution is currently required for the plan year ending September 30, 2007.

The following table presents estimated benefits to be paid during the years indicated: (in thousands)

	Qualified Pension plan	Post- retirement plan
2007	$1,068	$43
2008	1,070	49
2009	1,098	52
2010	1,137	55
2011	1,167	59
2012-2016	7,156	346

The following table summarizes the net periodic pension cost:

	2006	2005	2004
Service cost	$1,401,348	$1,194,639	$1,128,438
Interest cost on projected benefit obligations	1,359,983	1,250,591	1,163,160
Expected return on plan assets	(1,779,840)	(1,571,239)	(1,408,445)
Net amortization & deferral	263,230	180,768	184,093

Net periodic pension cost	$1,244,721	$1,054,759	$1,067,246

Weighted-average discount rate	5.50%	6.00%	6.75%
Rate of increase in future compensation	3.00%	3.00%	3.00%
Expected long-term rate of return on assets	8.00%	8.00%	8.00%

The following table summarizes the net periodic pension cost for December 31, 2007, determined by assumptions established on the October 1, 2006, measurement date. This expense amount is subject to change if a significant plan related event should occur before the end of fiscal 2007.

2007
Service cost	$1,381,723
Interest cost on projected benefit obligations	1,482,086
Expected return on plan assets	(1,883,320)
Net amortization & deferral	130,947

Net periodic pension cost	$1,111,436

Weighted-average discount rate	5.86%
Rate of increase in future compensation	3.50%
Expected long-term rate of return on assets	7.50%

Plan Assets

Suffolk’s pension plan weighted-average asset allocations at September 30, 2006 and 2005, by asset category are as follows:

	at September 30,
Asset category	2006	2005
Equity Securities	59.80%	58.80%
Debt Securities	39.90%	41.20%
Other	0.03%	0.00%

Total	100%	100%

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

The equities managed by Firm II are in a separately managed Large Cap Core Equity Fund. The portfolio is permitted to invest in a diversified range of securities in the U.S. equity markets. Although the portfolio holds primarily common stocks, from time to time the portfolio may invest in other types of investments on an opportunistic basis.

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

The Fixed Income portfolio managed by Firm II is a Core Bond Fixed Income Fund. The portfolio investments are limited to U.S. Dollar denominated, fixed income securities and selective derivatives designed to have similar attributes of such fixed income securities. The term “fixed income security” is defined to include instruments with fixed, floating, variable, adjustable, auction rate, zero, or other coupon features.

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

(B) Director’s Retirement Income Agreement of the Bank of the Hamptons — On April 11, 1994, Suffolk acquired Hamptons Bancshares, Inc., which had a director’s deferred compensation plan. The liability for this plan was approximately $222,000 and $255,000 on December 31, 2006 and 2005. Interest (approximately $18,000 in 2006 and $20,000 in 2005) is accrued over the term of the plan. In 2006, the Bank paid approximately $51,000 to participants.

(C) Deferred Compensation

1986 Plan — During 1986, the Board approved a deferred compensation plan. Under the plan, certain employees and Directors of Suffolk elected to defer compensation aggregating approximately $177,000 in exchange for stated future payments to be made at specified dates. The rate of return on the initial deferral was guaranteed. For purposes of financial reporting, interest (approximately $216,000 in 2006, $222,000 in 2005, and $239,000 in 2004) at the plan’s contractual rate is being accrued on the deferral amounts over the expected plan term.

During 2006, Suffolk made payments of approximately $160,000 to participants of the plan. Suffolk has purchased life insurance policies on the plan’s participants based upon reasonable actuarial benefit and other financial assumptions where the present value of the projected cash flows from the insurance proceeds approximates the present value of the projected cost of the employee benefit. Suffolk is the named beneficiary on the policies. Net insurance income related to the policies aggregated approximately $20,000, $72,000, and $57,000, in 2006, 2005, and 2004, respectively.

1999 Plan—During 1999, the Board approved a non-qualified deferred compensation plan. Under this plan, certain employees and Directors of Suffolk may elect to defer some or all of their compensation in exchange for a future payment of the compensation deferred, with accrued interest, at retirement. During 2006, participants deferred compensation totaling $126,000. No payments have been made to any of the participants.

(D) Post-Retirement Benefits Other Than Pension —The following table sets forth the post-retirement benefit liability included in other liabilities in the accompanying consolidated statements of condition as of December 31, 2006 and 2005:

	2006	2005
Accumulated post-retirement benefit obligation (the “APBO”):
Retirees	$(735,500)	$(718,235)
Fully eligible active plan participants	(282,856)	(306,429)
Other active participants	(246,446)	(277,088)

Total APBO	$(1,264,802)	$(1,301,752)
Unrecognized net gain	(1,068,130)	(989,836)
Unrecognized past service cost	(11,602)	(12,410)
Unrecognized transition obligation	4,650	5,558

Post-retirement benefit liability	$(2,339,884)	$(2,298,440)

Net periodic post-retirement benefit cost (the “net periodic cost”) for the years ended December 31, 2006, 2005, and 2004 includes the following components:

	2006	2005	2004
Service cost of benefits earned	$39,392	$37,411	$39,480
Interest cost on liability	65,918	64,102	81,445
Unrecognized (gain) loss	(56,743)	(61,133)	(38,047)

Net periodic cost	$48,567	$40,380	$82,878

Benefit assumptions are based on sponsor contributions of $0.27 per participant per month per $1,000 of life insurance. The retiree is responsible for the premiums, less sponsor contributions. The Bank no longer contributes towards a retiree health plan.

(E) 401(k) Retirement Plan

The Bank has a 401(k) Retirement Plan and Trust (the “401(k) Plan”). Employees who have attained the age of 21 and have completed one year of service have the option to participate. Employees may elect to contribute up to a dollar limit which is set by law. The limit was $15,000 for 2006. The Bank will match one-half of the employee’s contribution up to a maximum of 6% of the employee’s annual gross compensation subject to the aforementioned limit. Employees are fully vested in their own contributions and the Bank’s matching contributions are fully vested once the participant has six years of service. Bank contributions under the 401(k) Plan amounted to $350,000, $325,000, and $336,000 in 2006, 2005, and 2004, respectively. The Bank funds all amounts when due. At December 31, 2006, contributions to the 401(k) Plan were invested in various bond, equity, money market, or diversified funds as directed by each employee. The 401(k) Plan does not allow for investment in the Company’s common stock.

Note 11 — Commitments and Contingent Liabilities

In the normal course of business, there are various outstanding commitments and contingent liabilities, such as standby letters of credit and commitments to extend credit, which are not reflected in the accompanying consolidated financial statements. No material losses are anticipated as a result of these transactions. Suffolk is contingently liable under standby letters of credit in the amount of $16,887,000 and $6,647,000 at December 31, 2006 and 2005, respectively. Suffolk has commitments to make or to extend credit in the form of revolving open-end lines secured by one- to four-family residential properties, commercial real estate, construction and land development loans, and lease financing arrangements in the amount of $161,600,000 and $159,151,000, and commercial loans of $43,285,000 and $34,580,000 as of December 31, 2006 and 2005, respectively.

In the opinion of management, based upon legal counsel, liabilities arising from legal proceedings against Suffolk would not have a significant effect on the financial position of Suffolk.

During 2006, Suffolk was required to maintain balances with the Federal Reserve Bank of New York for reserve and clearing requirements. These balances averaged $3,499,000 in 2006.

Total rental expense for the years ended December 31, 2006, 2005, and 2004 amounted to $978,000, $963,000, and $712,000, respectively.

At December 31, 2006, Suffolk was obligated under a number of non-cancelable operating leases for land and buildings used for bank purposes. Minimum annual rentals, exclusive of taxes and other charges under non-cancelable operating leases, are summarized as follows: (in thousands)

Minimum Rentals
2007	$996
2008	976
2009	993
2010	929
2011 and thereafter	6,324

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2006, that the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 2006, the most recent notification from the Comptroller of the Currency categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. Management believes that since that notification no circumstances have changed the institution’s category.

The Bank’s actual capital amounts and ratios are also presented in the following table: (dollars in thousands)

	Actual capital ratios		Minimum for capital adequacy		Minimum to be “Well Capitalized” under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2006
Total Capital (to risk-weighted assets)	$119,366	11.29%	$84,565	8.00%	$105,706	10.00%
Tier 1 Capital (to risk-weighted assets)	111,815	10.58%	42,282	4.00%	63,423	6.00%
Tier 1 Capital (to average assets)	111,815	7.94%	56,335	4.00%	70,418	5.00%

As of December 31, 2005
Total Capital (to risk-weighted assets)	$113,665	10.96%	$82,938	8.00%	$103,672	10.00%
Tier 1 Capital (to risk-weighted assets)	103,837	10.02%	41,469	4.00%	62,203	6.00%
Tier 1 Capital (to average assets)	103,837	7.50%	55,384	4.00%	69,230	5.00%

Note 13 — Credit Concentrations

Suffolk’s principal investments are loans and a portfolio of short- and medium-term debt of the United States Treasury, states and other political subdivisions, U.S. government agencies, corporations, and mortgage-backed securities and collateralized mortgage obligations.

Loans secured by real estate comprise 67.8 percent of the portfolio and 43.4 percent of assets, 32.8 percent of which are for commercial real estate. Commercial real estate loans present greater risk than residential mortgages. Suffolk has attempted to minimize the risks of these loans by considering several factors, including the creditworthiness of the borrower, location, condition, value, and the business prospects for the security property. Commercial, financial, and agricultural loans, unsecured or secured by collateral other than real estate, comprise 20.5 percent of the loan portfolio and 13.1 percent of assets. These loans present significantly greater risk than other types of loans. Average credits are greater in size than consumer loans, and unsecured loans may be more difficult to collect. Suffolk obtains, whenever possible, both the personal guarantees of the principal(s) and cross-guarantees among the principals’ business enterprises. Consumer loans, net of unearned discounts, comprised 11.6 percent of Suffolk’s loan portfolio and 7.4 percent of assets. A majority are indirect dealer-generated loans secured by automobiles. Most of these loans are made to residents of Suffolk’s primary lending area. Each loan is small in amount. Borrowers represent a cross-section of the population and are employed in a variety of industries. The risk presented by any one loan is correspondingly small, and therefore, the risk that this portion of the portfolio presents to Suffolk depends on the financial stability of the population as a whole, not any one entity or industry.

Municipal obligations constitute 29.6 percent of the investment portfolio and 8.9 percent of assets. These obligations present slightly greater risk than U.S. Treasury securities, or those secured by the U.S. government, but significantly less risk than loans because they are backed by the full faith and taxing power of the issuer, each of which is located in the state of New York. U.S. Treasury securities represented 2.3 percent of the investment portfolio and 0.7 percent of assets. U.S. government agency debt securities represented 29.4 percent of the investment portfolio and 8.8 percent of assets. These offer little or no financial risk. Collateralized mortgage obligations represented 37.3 percent of the investment portfolio and 11.2 percent of assets. Mortgage-backed securities represented 0.3 percent of the investment portfolio and 0.1 percent of assets.

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

	2006		2005
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash & cash equivalents	$43,576	$43,576	$48,530	$48,530
Investment securities available for sale	403,246	403,246	400,038	400,038
Investment securities held to maturity	15,097	15,647	17,274	17,884
Loans, net	891,447	885,045	905,037	895,370
Accrued interest receivable	7,609	7,609	6,747	6,747
Deposits	1,139,075	1,137,047	1,158,707	1,155,959
Accrued interest payable	3,373	3,373	1,722	1,722

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

The fair value of performing loans was calculated by discounting scheduled cash flows through the estimated maturity using estimated market discount rates that reflect the credit and inter est rate risk of the loan. Estimated maturity is based on the Bank’s history of repayments for each type of loan and an estimate of the effect of the current economy.

Fair value for significant non-performing loans is based on recent external appraisals of collateral, if any. If appraisals are not available, estimated cash flows are discounted using a rate commensurate with the associated risk. Assumptions regarding credit risk, cash flows, and discount rates are made using avail able market information and specific borrower information.

The carrying amount and fair value of loans were as follows at December 31, 2006 and 2005: (in thousands)

	2006		2005
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Commercial, financial & agricultural	$182,840	$182,460	$179,523	$178,956
Commercial real estate	292,458	289,374	308,436	300,677
Real estate construction loans	80,687	80,657	67,411	68,387
Residential mortgages (1st & 2nd liens)	155,107	154,421	131,006	130,560
Home equity loans	76,361	75,625	80,775	80,524
Consumer loans	103,102	101,616	132,930	131,310
Other loans	892	892	4,956	4,956

Totals	$891,447	$885,045	$905,037	$895,370

Investment Securities

The fair value of the investment portfolio, including mortgage-backed securities, was based on quoted market prices or market prices of similar instruments.

Deposit Liabilities

The fair value of certificates of deposit less than $100,000 was calculated by discounting cash flows with applicable origination rates. At December 31, 2006, the fair value of certificates of deposit less than $100,000 totaling $190,272,000 had a carrying value of $192,119,000. At December 31, 2006, the fair value of certificates of deposit more than $100,000 totaling $81,662,000 had a carrying value of $81,842,000.

Commitments to Extend Credit, Standby Letters of Credit, and Written Financial Guarantees

The fair value of commitments to extend credit was estimated by either discounting cash flows or using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the current credit-worthiness of the counterparties.

Credit in the form of revolving open-end lines secured by one- to four-family residential properties, commercial real estate, construction and land development loans, and lease financing arrangements were $161,600,000 and $159,151,000 as of December 31, 2006 and 2005, respectively.

The estimated fair value of written financial guarantees and letters of credit is based on fees currently charged for similar agreements. The contractual amounts of these commitments were $60,171,000 and $41,227,000 at December 31, 2006 and 2005, respectively. The fees charged for the commitments were not material in amount.

Note 15 — Selected Quarterly Financial Data (Unaudited)

The comparative results for the four quarters of 2006 and 2005 are as follows: (in thousands of dollars except for share and per-share data)

	2006				2005
	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.
Interest income	$20,539	$21,817	$21,858	$21,995	$17,808	$18,653	$19,348	$19,864
Interest expense	4,384	5,148	5,438	5,529	2,314	2,751	2,866	3,381

Net interest income	16,155	16,669	16,420	16,466	15,494	15,902	16,482	16,483
Provision for loan losses	300	300	345	21	300	375	450	450

Net interest income after provision for loan losses	15,855	16,369	16,075	16,445	15,194	15,527	16,032	16,033
Other income	2,386	2,719	2,750	2,817	2,338	2,489	2,528	2,811
Other expense	9,860	10,039	10,002	10,074	9,293	9,464	9,178	9,539
Provision for income taxes	3,157	3,410	2,655	3,591	3,107	3,227	3,537	3,505

Net income	$5,224	$5,639	$6,168	$5,597	$5,132	$5,325	$5,845	$5,800

Basic per-share data:
Net income	$0.50	$0.55	$0.60	$0.55	$0.48	$0.50	$0.55	$0.56
Cash dividends	$0.22	$0.22	$0.22	$0.22	$0.19	$0.20	$0.20	$0.20
Average shares	10,355,554	10,297,824	10,247,565	10,238,718	10,764,150	10,616,833	10,494,505	10,412,798

Note 16 — Suffolk Bancorp (Parent Company Only) Condensed Financial Statements (in thousands)

Condensed Statements of Condition as of December 31,	2006	2005	2004
Assets
Due From Banks	$2,298	$2,098	$2,074
Investment in Subsidiaries: SCNB	108,559	102,373	106,436
Other Assets	296	242	430

Total Assets	$111,153	$104,713	$108,940

Liabilities and Stockholders’ Equity
Dividends Payable	$2,253	$2,081	$2,061
Other Liabilities	334	631	667
Stockholders’ Equity	108,566	102,001	106,212

Total Liabilities and Stockholders’ Equity	$111,153	$104,713	$108,940

Condensed Statements of Income for the Years Ended December 31,	2006	2005	2004
Income
Net Security Gains	$—	$—	$—
Other Income	—	—	—
Dividends From Subsidiary Bank	14,911	22,546	12,215

	14,911	22,546	12,215
Expense
Other Expense	262	172	203

Income Before Equity in Undistributed Net Income of Subsidiaries	14,649	22,374	12,012
Equity in Undistributed Earnings of Subsidiaries	7,979	(272)	8,863

Net Income	$22,628	$22,102	$20,875

Condensed Statements of Cash Flows for the Years Ended December 31,	2006	2005	2004
Cash Flows From Operating Activities
Net Income	$22,628	$22,102	$20,875
Less: Equity in Undistributed Earnings of Subsidiaries	(7,979)	272	(8,863)
Other, Net	93	151	(231)

Net Cash Provided by Operating Activities	14,742	22,525	11,781

Cash Flows From Investing Activities
Maturities of Investment Securities; Available for Sale	—	—	—
Net Cash Provided by Investing Activities	—	—	—
Cash Flows From Financing Activities
Stock Appreciation Rights Exercised	—	—	70
Repurchase of Common Stock	(5,674)	(14,200)	(3,574)
Dividends Paid	(8,868)	(8,301)	(8,286)

Net Cash Used in Financing Activities	(14,542)	(22,501)	(11,790)

Net Increase in Cash and Cash Equivalents	200	24	(9)
Cash and Cash Equivalents, Beginning of Year	2,098	2,074	2,083

Cash and Cash Equivalents, End of Year	$2,298	$2,098	$2,074

Note: No income tax provision has been recorded on the books of Suffolk Bancorp since it files a return consolidated with its subsidiaries.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and

Shareholders of Suffolk Bancorp

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Suffolk Bancorp and its subsidiary maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Suffolk Bancorp’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Suffolk Bancorp maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also in our opinion, Suffolk Bancorp maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Suffolk Bancorp as of December 31, 2006 and 2005, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006 and our report dated March 9, 2007 expressed an unqualified opinion on those financial statements.

Philadelphia, Pennsylvania	GRANT THORNTON, LLP
March 9, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC

ACCOUNTING FIRM

Board of Directors and

Shareholders of Suffolk Bancorp

We have audited the accompanying consolidated balance sheets of Suffolk Bancorp and its subsidiary as of December 31, 2006 and 2005, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Suffolk Bancorp as of December 31, 2006 and 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the financial statements, the Company has adopted Financial Accounting Standards Board Statement (FASB) No. 123(R), Share-Based Payments and FASB No.158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R) in 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Suffolk Bancorp’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 9, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of internal control over financial reporting and an unqualified opinion on the effectiveness of internal control over financial reporting.

Philadelphia, Pennsylvania

March 9, 2007

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

Thomas S. Kohlmann

President & Chief Executive Officer

J. Gordon Huszagh

Executive Vice President & Chief Financial Officer

Riverhead, New York

March 9, 2007

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2006

-OR-

☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

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

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common Stock, par value $2.50 per share

(Title of Class)

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES  ☐    NO  ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act YES  ☐    NO  ☒

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

Indicate by check mark whether the Registrant is a shell company.    YES  ☐    NO  ☒

The aggregate market value of the common equity held by non-affiliates of the Registrant as of the last business day of the Registrant’s most recently completed second fiscal quarter was $364.9 million.

As of January 31, 2007, there were 10,239,392 shares outstanding of the Registrant’s common stock.

PART I

DOCUMENT INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for its Annual Meeting of Shareholders to be held April 10, 2007, filed on March 9, 2007. (Part III)

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

Suffolk’s chief competition includes local banks with main or branch offices in the service area of Suffolk County National Bank, including North Fork Bank and Bridgehampton National Bank. Additionally, New York City money center banks and regional banks provide competition. These banks include primarily the Citibank, Bank of America, J.P. Morgan Chase, Commerce Bank and Hudson City Savings.

Suffolk and its subsidiaries had 343 full-time and 59 part-time employees on December 31, 2006.

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

Imposition of Liability for Undercapitalized Subsidiaries

The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) required each federal banking agency to revise its risk-based capital standards to ensure that those standards take adequate account of interest rate risk, concentration of credit risk, and the risks of nontraditional activities, as well as reflect the actual performance and expected risk of loss on multifamily mortgages. In accordance with the law, each federal banking agency has specified, by regulation, the levels at which an insured institution would be considered “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized.” Under these regulations, as of December 31, 2006, the Bank would be deemed to be “well capitalized.”

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

Pages 6 and 22 of this Annual Report to Shareholders for the fiscal year ended December 31, 2006.

At January 31, 2007, there were approximately 1,585 equity holders of record and approximately 1,700 beneficial shareholders of the Company’s common stock.

ITEM 6.	Selected Quarterly Financial Data

Page 37 of this Annual Report to Shareholders for the fiscal year ended December 31, 2006.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Pages 7 - 20 of this Annual Report to Shareholders for the fiscal year ended December 31, 2006.

ITEM 7a.	Quantitative and Qualitative Disclosure about Market Risk

Page 15 of this Annual Report to Shareholders for the fiscal year ended December 31, 2006.

ITEM 8.	Financial Statements and Supplementary Data

Pages 21 - 38 of this Annual Report to Shareholders for the fiscal year ended December 31, 2006.

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9a.	Controls and Procedures

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

The Certifying Officers also have indicated that there were no significant changes in Suffolk’s internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation, and there were no corrective actions with regard to significant deficiencies and material weaknesses. Management’s Report on Internal Control over Financial Reporting is incorporated herein and can be found on Page 20. Management’s assessment of the effectiveness of Suffolk’s internal control over financial reporting as of December 31, 2006, has been audited by Grant Thornton LLP whose report can be found on Page 39.

PART III

ITEM 10.	Directors and Executive Officers of the Registrant

Pages 2 - 8 of Registrant’s Proxy Statement for its Annual Meeting of Shareholders to be held on April 10, 2007 is incorporated herein by reference.

EXECUTIVE OFFICERS
Name	Age	Position	Business Experience

Thomas S. Kohlmann	60	Chairman, President, and Chief Executive Officer	Apr-05	-	Present	Chairman, President, CEO, and Director, Suffolk Bancorp
			Oct-99	-	Apr-05	President, CEO, and Director, Suffolk Bancorp
			Oct-99	-	Present	President, CEO, and Director, SCNB
			Jan-98	-	Oct-99	EVP, Suffolk Bancorp
			Jan-96	-	Oct-99	EVP and Chief Lending Officer
			Feb-92	-	Dec-95	SVP, SCNB
			1980	-	Feb-92	Marine Midland Bank
Employed by SCNB since February 1992.

J. Gordon Huszagh	53	Executive Vice President and Chief Financial Officer	Jan-99	-	Present	EVP and CFO, Suffolk Bancorp
			Jan-99	-	Present	EVP and CFO, SCNB
			Jan-97	-	Jan-99	SVP and CFO, SCNB
			Dec-92	-	Dec-96	SVP & Comptroller, SCNB
			Dec-88	-	Dec-92	VP & Comptroller, SCNB
			Dec-86	-	Dec-88	VP, SCNB
			Jan-83	-	Dec-86	Auditor, SCNB
			1975	-	1982	Eastern Federal Savings and Loan
Employed by SCNB since January 1983.

Robert C. Dick	57	Executive Vice President and Chief Lending Officer	Apr-00	-	Present	EVP, Suffolk Bancorp
			Apr-00	-	Present	EVP and Chief Lending Officer, SCNB
			Oct-99	-	Apr-00	SVP and Chief Lending Officer, SCNB
			Dec-88	-	Oct-99	SVP, Commercial Loans, SCNB
			Dec-82	-	Apr-88	VP, Commercial Loans, SCNB
			1965	-	1980	Security National Bank/Chemical Bank
Employed by SCNB since January 1980.

Frank D. Filipo	55	Executive Vice President, Retail Banking	Mar-03	-	Present	EVP, Suffolk Bancorp
			Mar-03	-	Present	EVP, Retail Banking, SCNB
			Sep-01	-	Mar-03	SVP, Retail Banking, SCNB
			Sep-96	-	Sep-01	Regional Administrator, North Fork Bank
			Apr-94	-	Sep-96	SVP, Commercial Loans, SCNB
			Jul-84	-	Apr-94	EVP, Senior Lending Officer, Bank of the Hamptons, N.A.
			1982	-	Jul-84	VP Commerical Loans, Continental Bank
Employed by SCNB from April 1994 to September 1996 and since September 2001.

Augustus C. Weaver	64	Executive Vice President and Chief Information Officer	Jan-98	-	Present	EVP, Suffolk Bancorp
			Jan-96	-	Present	EVP and Chief Information Officer, SCNB
			Feb-87	-	Dec-95	President, Island Computer Corporation of New York, Inc.
			Feb-86	-	Feb-87	Director of Data Processing and Corporate Planning, Southland Frozen Food Corporation
			Feb-62	-	Feb-86	VP & Director of Operations, Long Island Savings Bank
Employed by SCNB since February 1996.

ITEM 11.	Executive Compensation

Pages 8-18 of Registrant’s Proxy Statement for its Annual Meeting of Shareholders to be held on April 10, 2007 is incorporated herein by reference.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management

Pages 2, 12, 13, and 14 of Registrant’s Proxy Statement for its Annual Meeting of Shareholders to be held on April 10, 2007 is incorporated herein by reference.

ITEM 13.	Certain Relationships and Related Transactions

Page 4 of Registrant’s Proxy Statement for its Annual Meeting of Shareholders to be held on April 10, 2007 is incorporated herein by reference.

ITEM 14.	Principal Accountant Fees and Services

The following table presents the fees billed for each of the last two fiscal years by Suffolk’s principal accountant by category:

	2006	2005
Audit fees	$298,806	$283,046
Audit-related fees	23,414	22,453
Tax fees	—	26,629
All other fees	—	—

	$322,220	$332,128

The Audit Committee pre-approves all auditing services and permitted non-audit services (including the fees and terms thereof) to be performed for Suffolk by its independent auditor, subject to the de minimus exceptions for non-audit services described in Section 10A (i) (1) (B) of the Exchange Act which are approved by the Committee prior to the completion of the audit. The Audit Committee may form and delegate authority to subcommittees consisting of one or more members when appropriate, including the authority to grant pre-approvals of audit and permitted non-audit services, provided that decisions of such subcommittee to grant pre-approvals shall be presented to the full Audit Committee at its next scheduled meeting. Fees for consultation concerning the computation and filing of income taxes amounting to $40,650 for 2006 were paid to the firm of Marcum & Kliegman, LLP.

PART IV

ITEM 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

The following consolidated financial statements of the Registrant and Subsidiaries, and the accountant’s report thereon, are included on pages 21 through 38 inclusive.

Financial Statements (Consolidated)

Statements of Condition — December 31, 2006 and 2005.

Statements of Income — For the years ended December 31, 2006, 2005, and 2004.

Statements of Changes in Stockholders’ Equity — For the years ended December 31, 2006, 2005, and 2004.

Statements of Cash Flows — For the years ended December 31, 2006, 2005, and 2004.

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

Reports on Form 8-K

The following reports were filed on Form 8-K during the three-month period ended December 31, 2006:

October 16, 2006, Item 2.02 Results of Operations and Financial Condition. Attached as an exhibit is the Company’s press release titled “Suffolk Bancorp Announces Earnings For The Third Quarter Of 2006” dated October 16, 2006.

November 28, 2006, Item 8.01 Other Events and Required FD Disclosure. Attached as an exhibit is the Company’s press release titled “Suffolk Bancorp Announces Regular Quarterly Dividend” dated November 28, 2006.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUFFOLK BANCORP

March 9, 2007

(Registrant)

By:	/s/ THOMAS S. KOHLMANN	By:	/s/ JAMES E. DANOWSKI
	Thomas S. Kohlmann		James E. Danowski
	Chairman of the Board,		Director
President, Chief Executive Officer, & Director

By:	/s/ J. GORDON HUSZAGH	By:	/s/ JOSEPH A. DEERKOSKI
	J. Gordon Huszagh		Joseph A. Deerkoski
	Executive Vice President & Chief Financial Officer		Director

		By:	/s/ JOSEPH A. GAVIOLA
Joseph A. Gaviola
Director

		By:	/s/ EDGAR F. GOODALE
Edgar F. Goodale
Director

		By:	/s/ DAVID A. KANDELL
David A. Kandell
Director

		By:	/s/ TERENCE X. MEYER
Terence X. Meyer
Director

		By:	/s/ SUSAN V. B. O’SHEA
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

Date: March 9, 2007

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

Date: March 9, 2007

/s/ J. GORDON HUSZAGH
J. Gordon Huszagh
Executive Vice President & Chief Financial Officer

Exhibit 32.1

CERTIFICATION OF PERIODIC REPORT

I, Thomas S. Kohlmann, President & Chief Executive Officer of Suffolk Bancorp (the “Company”), certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that: (1) the Annual Report on Form 10-K of the Company for the year ended December 31, 2006 (the “Report”) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and (2) the information contained in the Report fairly represents, in all material respects, the financial condition and results of operations of the Company.

Dated: March 9, 2007

/s/ Thomas S. Kohlmann
Thomas S. Kohlmann
President & Chief Executive Officer

Exhibit 32.2

CERTIFICATION OF PERIODIC REPORT

I, J. Gordon Huszagh, Executive Vice President & Chief Financial Officer of Suffolk Bancorp (the “Company”), certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that: (1) the Annual Report on Form 10-K of the Company for the year ended December 31, 2006 (the “Report”) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and (2) the information contained in the Report fairly represents, in all material respects, the financial condition and results of operations of the Company.

Dated: March 9, 2007

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

Managing Partner; Kandell, Farnworth, & Pubins, C.P.A.’s

(accounting firm)

Thomas S. Kohlmann

Chairman, President & Chief Executive Officer

Terence X. Meyer

Managing Partner; Meyer, Meyer & Keneally, Esqs. L.L.P.

(attorneys)

Susan V. B. O’Shea

Managing Partner; O’Shea Properties

(commercial real estate)

OFFICERS

Thomas S. Kohlmann

Chairman, President & Chief Executive Officer

J. Gordon Huszagh

Executive Vice President & Chief Financial Officer

Robert C. Dick

Executive Vice President

Frank D. Filipo

Executive Vice President

Augustus C. Weaver

Executive Vice President

Douglas Ian Shaw

Senior Vice President & Corporate Secretary

DIRECTORS
Thomas S. Kohlmann
Chairman of the Board
James E. Danowski
Joseph A. Deerkoski
Joseph A. Gaviola
Edgar F. Goodale
David A. Kandell
Terence X. Meyer
Susan V. B. O’Shea

EXECUTIVE OFFICERS
Thomas S. Kohlmann
Chairman, President &
Chief Executive Officer
J. Gordon Huszagh
Executive Vice President &
Chief Financial Officer
Robert C. Dick
Executive Vice President &
Chief Lending Officer
Frank D. Filipo
Executive Vice President
Retail Banking
Augustus C. Weaver
Executive Vice President &
Chief Information Officer

LOANS
Bruce W. Bradley
Senior Vice President
Peter M. Almasy
Senior Vice President
David T. DeVito
Senior Vice President
Joan Brigante
Vice President
Robert T. Ellerkamp
Vice President
Robert P. Grady
Vice President
Wendy Harris
Vice President
Benjamin Mancuso
Vice President
Gerard H. McGuirk
Vice President
William Mitarotondo
Vice President
Deborah Simonetti
Vice President
Thomas J. Sullivan
Vice President
Frederick J. Weinfurt
Vice President

RETAIL BANKING
Stanley V. Gelish
Senior Vice President
Anita J. Nigrel
Senior Vice President
Susan M. Martinelli
Vice President

Bohemia Office
Steve E. Horner
Vice President

Center Moriches Office
Julia Pratt
Assistant Vice President

Cutchogue Office
Kim Sweeney
Assistant Vice President

Deer Park Office
Steven DeLuca
Vice President

East Hampton Pantigo Office
Paul D. Hawkins, Jr.
Vice President

East Hampton Village Office
Jill James
Vice President

Hampton Bays Office
David C. Barczak
Vice President

Hauppauge Office
Mark Harrigan
Assistant Vice President

Manorville Office
Tara Sperduto
Assistant Vice President

Mattituck Office
Janet V. Stewart
Vice President

Medford Office
Paul E. Vaas
Vice President

Miller Place Office
Jerilynne DiBartolomeo
Assistant Vice President

Montauk Harbor Office
Montauk Village Office
John J. McDonald
Vice President

Port Jefferson Harbor Office
Port Jefferson Village Office
Jacqueline Brown
Vice President

Riverhead, Ostrander
Avenue Office
Angela R. Reese
Assistant Vice President

Riverhead, Second Street Office
Vincent Cangiano
Vice President

Sag Harbor Office
Michael E. Newins
Assistant Vice President

Sayville Office
Pamela S. Werner
Assistant Vice President

Shoreham Office
Wendy A. Stapon
Assistant Vice President

Smithtown Office
Susan L. Hughes
Assistant Vice President

Southampton Office
Patricia Bolomey
Vice President

Wading River Office
John A. Maki
Assistant Vice President

Water Mill Office
Rebecca Collins
Assistant Vice President

West Babylon Office
Joanne Goodman
Assistant Vice President

Westhampton Beach Office
Robin McKenna
Assistant Vice President

TRUST & ASSET MANAGEMENT GROUP
Dan A. Cicale
Senior Vice President & Trust Officer

Trust & Estate Services
Linda Schwartz
Vice President & Trust Officer
Warren Palzer
Vice President
Lori E. Thompson
Vice President

SCNB Financial Services, Inc.
William C. Araneo
Vice President

AUDIT
Maria R. Michaelson
Senior Vice President
Tricia Thomas-Hector
Vice President

COLLECTIONS
Christopher R. Martinelli
Assistant Vice President

COMPTROLLER
Stacey L. Moran
Vice President & Comptroller

CORPORATE SERVICES
Douglas Ian Shaw
Senior Vice President & Corporate Secretary

FACILITIES
Charles E. Anderson
Manager

HUMAN RESOURCES
Nancy Jacob
Vice President

INFORMATION SECURITY
Joanne Appel
Assistant Vice President & Information Security Officer

INFORMATION TECHNOLOGY
Mark J. Drozd
Senior Vice President
Fred A. Bohonan
Vice President

MARKETING
Brenda B. Sujecki
Vice President

OPERATIONS
Dennis F. Orski
Senior Vice President
Deanna L. Miller
Vice President

RISK MANAGEMENT & COMPLIANCE
Jeanne P. Kelley
Senior Vice President
Linda Follett
Vice President

SECURITY
Alexander B. Doroski
Senior Vice President

Directory of Offices and Departments
Area Code (631)
ON THE WEB AT:	WWW.SCNB.COM	Telephone	FAX

Executive Offices	4 West Second Street, P.O. Box 9000, Riverhead, N.Y. 11901	208-2400	727-2638

Audit	4 West Second Street, P.O. Box 9000, Riverhead, N.Y. 11901	208-2285	727-8236

Bohemia Office	3880 Veterans Memorial Highway, Bohemia, N.Y. 11716	585-4477	585-4809

Business and Professional Banking Center	260 Middle County Road, Smithtown, N.Y. 11787	979-3400	979-3430

Center Moriches Office	502 Main Street, Center Moriches, N.Y. 11934	878-8800	878-4431

Collections	206 Griffing Avenue, Riverhead, N.Y. 11901	208-2370	727-5732

Commercial Loans	4 West Second Street, P.O. Box 9000, Riverhead, N.Y. 11901	208-2201	727-5798

	3880 Veterans Memorial Highway, Bohemia, N.Y. 11716	580-0181	580-0183

	137 West Broadway, Port Jefferson, N.Y. 11777	642-1000	642-0200

	295 North Sea Road, Southampton, N.Y. 11968	287-3104	287-3296

Compliance	4 West Second Street, P.O. Box 9000, Riverhead, N.Y. 11901	208-2292	727-2638

Comptroller	4 West Second Street, P.O. Box 9000, Riverhead, N.Y. 11901	208-2270	369-2230

Consumer Loans	4 West Second Street, P.O. Box 9000, Riverhead, N.Y. 11901	208-2222	727-5521

Corporate Services (Investor Relations)	4 West Second Street, P.O. Box 9000, Riverhead, N.Y. 11901	727-5667	727-3214

Cutchogue Office	31525 Main Road, P.O. Box 702, Cutchogue, N.Y. 11935	734-5050	734-7759

Deer Park Office	21 East Industry Court, Suite 4, Deer Park, N.Y. 11729	274-4888	274-4810

Data Processing	206 Griffing Avenue, Riverhead, N.Y. 11901	208-2495	369-5834

East Hampton Pantigo Office	351 Pantigo Road, East Hampton, N.Y. 11937	324-2000	324-6367

East Hampton Village Office	99 Newtown Lane, East Hampton, N.Y. 11937	324-3800	324-3863

Facilities	4 West Second Street, P.O. Box 9000, Riverhead, N.Y. 11901	208-2333	208-0767

Hampton Bays Office	168 West Montauk Highway, Ham pton Bays, N.Y. 11946	728-2700	728-8311

Hauppauge Office	110 Marcus Boulevard, Hauppauge, N.Y. 11788	436-5400	436-4454

Human Resources	4 West Second Street, P.O. Box 9000, Riverhead, N.Y. 11901	208-2310	727-3170

Investments and Insurance at SCNB	6 West Second Street, P.O. Box 9000, Riverhead, NY 11901	208-2380	727-3210

Manorville Office	460 County Road 111, Suite 18, Manorville, N.Y. 11949	281-8200	281-5695

Marketing	4 West Second Street, P.O. Box 9000, Riverhead, N.Y. 11901	208-2323	727-9223

Mattituck Office	10900 Main Road, P.O. Box 1420, Mattituck, N.Y. 11952	298-9400	298-9188

Medford Office	2801 Route 112, Suite B, Medford, N.Y. 11763	758-1500	758-1509

Miller Place Office	159-21A Route 25A, Miller Place, N.Y. 11764	474-8400	474-5357

Montauk Harbor Office	541 West Lake Drive, P.O. Box 2368, Montauk, N.Y. 11954	668-4333	668-3643

Montauk Village Office	746 Montauk Highway, P.O. Box 743, Montauk, N.Y. 11954	668-5300	668-1214

Operations	206 Griffing Avenue, Riverhead, N.Y. 11901	208-2450	369-5834

Port Jefferson Harbor Office	135 West Broadway, Port Jefferson, N.Y. 11777	474-7200	331-7806

Port Jefferson Village Office	228 East Main Street, Port Jefferson, N.Y. 11777	473-7700	473-9406

Residential Mortgage Loans	4 West Second Street, P.O. Box 9000, Riverhead, N.Y. 11901	208-2244	369-2468

Retail Banking	4 West Second Street, P.O. Box 9000, Riverhead, N.Y. 11901	208-2300	727-3873

Riverhead, Ostrander Avenue Office	1201 Ostrander Avenue, P.O. Box 9000, Riverhead, N.Y. 11901	727-6800	727-5095

Riverhead, Second Street Office	6 West Second Street, Riverhead, N.Y. 11901	208-2350	727-3210

Sag Harbor Office	17 Main Street, P.O. Box 1268, Sag Harbor, N.Y. 11963	725-3000	725-4627

Sayville Office	161 North Main Street, Sayville, N.Y. 11782	218-1600	218-9425

SCNB Financial Services, Inc.	31525 Main Road, P.O. Box 702, Cutchogue, N.Y. 11935	208-2380	727-3210

Shoreham Office	9926 Route 25A, P.O. Box 622, Shoreham, N.Y. 11786	744-4400	744-6743

Smithtown Office	260 Middle Country Road, Suite 112, Smithtown, N.Y. 11787	979-3400	979-3430

Southampton Office	295 North Sea Road, Southampton, N.Y. 11968	283-3800	287-3293

Trust and Asset Management	3880 Veterans Memorial Highway, Bohemia, N.Y. 11716	285-6600	285-6610

Wading River Office	2065 Wading River-Manor Road, Wading River, N.Y. 11792	929-6300	929-6799

Water Mill Office	828 Montauk Highway, P.O. Box 216, Water Mill, N.Y. 11976	726-4500	726-7573

West Babylon Office	955 Little East Neck Road, West Babylon, N.Y. 11704	669-7300	669-5211

Westhampton Beach Office	144 Sunset Avenue, Westhampton Beach, N.Y. 11978	288-4000	288-9252