Form 10-Q
period 2007-03-31
SUFFOLK BANCORP
filed 2007-05-04
CIK 754673

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

10,045,392 SHARES OF COMMON STOCK OUTSTANDING AS OF May 1, 2007

This page left blank intentionally.

SUFFOLK BANCORP AND SUBSIDIARIES

SUFFOLK BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CONDITION

(in thousands of dollars except for share and per share data)

	March 31, 2007	December 31, 2006
	unaudited
ASSETS
Cash & Due From Banks	$44,611	$43,576
Federal Funds Sold	—	—
Investment Securities:
Available for Sale, at Fair Value	403,067	403,246
Held to Maturity (Fair Value of $15,847 and $15,647, respectively)
Obligations of States & Political Subdivisions	9,854	9,913
Federal Reserve Bank Stock	638	638
Federal Home Loan Bank Stock	4,703	4,446
Corporate Bonds & Other Securities	100	100

Total Investment Securities	418,362	418,343

Total Loans	904,091	891,447
Less: Allowance for Loan Losses	7,286	7,551

Net Loans	896,805	883,896

Premises & Equipment, Net	22,235	22,471
Accrued Interest Receivable, Net	7,940	7,609
Excess of Cost Over Fair Value of Net Assets Acquired	814	814
Other Assets	15,650	15,940

TOTAL ASSETS	$1,406,417	$1,392,649

LIABILITIES & STOCKHOLDERS’ EQUITY
Demand Deposits	$409,486	$426,924
Saving, N.O.W. & Money Market Deposits	427,849	438,190
Time Certificates of $100,000 or more	107,917	81,842
Other Time Deposits	207,168	192,119

Total Deposits	1,152,420	1,139,075

Federal Funds Purchased	—	—
Federal Home Loan Bank Borrowings	72,700	67,000
Repurchase Agreements	53,790	53,135
Dividend Payable on Common Stock	2,228	2,253
Accrued Interest Payable	2,576	3,373
Other Liabilities	14,077	19,247

TOTAL LIABILITIES	1,297,791	1,284,083

STOCKHOLDERS’ EQUITY
Common Stock (par value $2.50; 15,000,000 shares authorized; 10,081,092 and 10,242,291 shares outstanding at March 31, 2007 and December 31, 2006, respectively)	33,911	33,911
Surplus	19,990	19,931
Treasury Stock at Par (3,483,299 and 3,322,099 shares, respectively)	(8,708)	(8,305)
Retained Earnings	66,926	67,099

	112,119	112,636

Accumulated Other Comprehensive Loss, Net of Tax	(3,493)	(4,070)

TOTAL STOCKHOLDERS’ EQUITY	108,626	108,566

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$1,406,417	$1,392,649

See accompanying notes to consolidated financial statements.

SUFFOLK BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands of dollars except for share and per share data)

	For the Three Months Ended
	March 31, 2007	March 31, 2006
	unaudited	unaudited
INTEREST INCOME
Federal Funds Sold	$49	$8
United States Treasury Securities	99	95
Obligations of States & Political Subdivisions	1,228	829
Mortgage-Backed Securities	2,030	2,030
U.S. Government Agency Obligations	1,217	1,222
Corporate Bonds & Other Securities	100	94
Loans	17,309	16,261

Total Interest Income	22,032	20,539

INTEREST EXPENSE
Saving, N.O.W. & Money Market Deposits	1,179	1,047
Time Certificates of $100,000 or more	1,084	197
Other Time Deposits	1,944	1,454
Federal Funds Purchased and Repurchase Agreements	715	662
Interest on Other Borrowings	1,028	1,024

Total Interest Expense	5,950	4,384

Net-interest Income	16,082	16,155
Provision for Loan Losses	112	300

Net-interest Income After Provision for Loan Losses	15,970	15,855

OTHER INCOME
Service Charges on Deposit Accounts	1,315	1,398
Other Service Charges, Commissions & Fees	613	566
Fiduciary Fees	320	292
Other Operating Income	123	130

Total Other Income	2,371	2,386

OTHER EXPENSE
Salaries & Employee Benefits	6,169	6,058
Net Occupancy Expense	1,024	1,032
Equipment Expense	582	504
Other Operating Expense	2,548	2,266

Total Other Expense	10,323	9,860

Income Before Provision for Income Taxes	8,018	8,381
Provision for Income Taxes	2,869	3,157

NET INCOME	$5,149	$5,224

Average: Common Shares Outstanding	10,189,580	10,355,554
Dilutive Stock Options	26,904	34,697

Average Total Common Shares and Dilutive Options	10,216,484	10,390,251

EARNINGS PER COMMON SHARE
Basic	$0.51	$0.50
Diluted	$0.50	$0.50

See accompanying notes to consolidated financial statements.

SUFFOLK BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands of dollars)

	For the Three Months Ended
	March 31, 2007	March 31, 2006
	unaudited	unaudited
NET INCOME	$5,149	$5,224

ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH

CASH FLOWS FROM OPERATING ACTIVITIES
Provision for Loan Losses	112	300
Depreciation & Amortization	606	529
Stock Based Compensation	59	55
Accretion of Discounts	(38)	(62)
Amortization of Premiums	248	757
Increase in Accrued Interest Receivable	(331)	(293)
Increase in Other Assets	(110)	(963)
(Decrease) Increase in Accrued Interest Payable	(797)	580
Decrease in Other Liabilities	(3,156)	(161)

Net Cash Provided by Operating Activities	1,742	5,966

CASH FLOWS FROM INVESTING ACTIVITIES
Principal Payments on Investment Securities Available for Sale	6,695	9,548
Maturities of Investment Securities; Available for Sale	—	—
Purchases of Investment Securities; Available for Sale	(5,750)	(6,263)
Maturities of Investment Securities; Held to Maturity	112	85
Purchases of Investment Securities; Held to Maturity	(309)	(713)
Loan Disbursements & Repayments, Net	(13,021)	(19,197)
Purchases of Premises & Equipment, Net	(370)	(308)

Net Cash Used in Investing Activities	(12,643)	(16,848)

CASH FLOWS FROM FINANCING ACTIVITIES
Net Increase (Decrease) in Deposit Accounts	13,345	(24,903)
Dividends Paid to Shareholders	(2,253)	(2,081)
Treasury Shares Acquired	(5,511)	(2,789)
Net Proceeds from Other Borrowings	6,355	43,100

Net Cash Provided by Financing Activities	11,936	13,327

Net Increase in Cash & Cash Equivalents	1,035	2,445

Cash & Cash Equivalents Beginning of Period	43,576	$48,530

Cash & Cash Equivalents End of Period	$44,611	$50,975

See accompanying notes to consolidated financial statements.

SUFFOLK BANCORP AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1) Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated financial statements of Suffolk Bancorp (Suffolk) and its consolidated subsidiaries have been prepared to reflect all adjustments (consisting solely of normally recurring accruals) necessary for a fair presentation of the financial condition and results of operations for the periods presented. Certain information and footnotes normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) have been condensed or omitted. Notwithstanding, management believes that the disclosures are adequate to prevent the information from misleading the reader, particularly when the accompanying consolidated financial statements are read in conjunction with the audited consolidated financial statements and notes thereto included in the Registrant’s Annual Report on Form 10-K, for the year ended December 31, 2006.

The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the results of operations to be expected for the remainder of the year.

(2) Stock-based Compensation

At March 31, 2007, Suffolk had one stock-based employee compensation plan, a Stock Option Plan (“the Plan”), under which 1,200,000 shares of Suffolk’s common stock were originally reserved for issuance to key employees, and of which 1,037,500 remained available at that date. Options are awarded by a committee appointed by the Board of Directors. The Plan provides that the option price shall not be less than the fair value of the common stock on the date the option is granted. All options are exercisable for a period of ten years or less. The Plan provides for but does not require the grant of stock appreciation rights that the holder may exercise instead of the underlying option. When the stock appreciation right is exercised, the underlying option is canceled. The optionee receives shares of common stock with a fair market value equal to the excess of the fair value of the shares subject to the option at the time of exercise (or the portion thereof so exercised) over the aggregate option price of the shares set forth in the option agreement. The exercise of stock appreciation rights is treated as the exercise of the underlying option. Options vest after one year and expire after not more than ten years. Prior to January 1, 2006, Suffolk accounted for that plan under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”) and related interpretations. No stock-based employee compensation costs were reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant.

On January 1, 2006, Suffolk adopted SFAS No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”). This statement supersedes APB No. 25. SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. This statement was adopted using the modified prospective method of application, which requires the recognition of compensation expense on a prospective basis. Accordingly, prior periods have not been restated. This statement also revised SFAS No. 123 “Accounting for Stock-Based Compensation”, which superseded APB No. 25. SFAS 123 required the disclosure of the effect on net income and earnings per share using fair value recognition provisions. During the three months ended March 31, 2007, $35,000 of compensation expense, net of a tax benefit of $24,000, was recorded for stock-based compensation. As of March 31, 2007, there was $186,000 of total unrecognized compensation cost, net of estimated forfeitures, related to non-vested options under the Plan. That cost is expected to be recognized over a weighted-average period of 6.88 months.

The following table presents the options granted, exercised, or expired during the quarter ended March 31, 2007:

	Shares	Wtd. Avg. Exercise
Balance at December 31, 2006	117,500	$26.52
Options granted	24,000	32.90
Options exercised	—	—
Options expired or terminated	—	—

Balance at March 31, 2007	141,500	$27.61

The following table presents certain information about the valuation of options granted during the quarter ended March 31, 2007 and the year ended December 31, 2006:

At, or during,	Quarter Ended 3/31/2007	Year Ended 12/31/2006
Average remaining contractual life in years	6.70	6.31
Exercisable options (vested)	117,500	93,500
Weighted average fair value of options (Black-Scholes model) at date of grant:	$10.07	$9.44
Black-Scholes Assumptions:
Risk-free interest rate	4.89%	4.36%
Expected dividend yield	2.43%	2.36%
Expected life in years	10	10
Expected volatility	25.20%	22.00%

The following table details contractual weighted-average lives of outstanding options at various prices:

	By range of exercise prices
from	13.13	31.25	34.39
to	15.50	32.90	34.95

Outstanding stock options	42,000	60,500	39,000
Weighted-average remaining life	3.36	8.16	8.06
Weighted-average exercise price	$14.60	$32.04	$34.73

Exercisable stock options	42,000	36,500	39,000
Weighted-average remaining life	3.36	7.06	8.06
Weighted-average exercise price	$14.60	$31.48	$34.39

		Weighted-average
At all prices	Options	price	life (yrs)
Total outstanding	141,500	$27.61	6.70
Total exerciseable	117,500	$26.52	6.06

(3) Recent Accounting Pronouncements

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

On July 13, 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The provisions of FIN 48 are to be applied to all tax positions upon initial adoption of this standard. Only tax positions that meet a “more-likely-than-not” recognition threshold at the effective date may be recognized or continue to be recognized upon adoption of FIN 48. Suffolk has adopted the provisions of FIN 48 as of January 1, 2007. The cumulative effect of applying the provisions of FIN 48 were recorded as a credit adjustment to the opening balance of retained earnings in the amount of $2,013,000. As of March 31, 2007, Suffolk had a liability for unrecognized tax benefits in the amount of $202,000. There have been no material changes in unrecognized tax benefits since January 1, 2007. Suffolk recognizes interest and penalties accrued relating to unrecognized tax benefits in income tax expense.

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

In September 2006, FASB issued Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R).” This statement requires an employer that is a business entity and sponsors one or more single-employer defined benefit plans to recognize the funded status of a benefit plan in its statement of financial position; recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost pursuant to FASB No. 87 or No. 106; measure defined benefit plan assets and obligation as of the date of the employer’s fiscal year-end statement of financial position (with limited exceptions); and disclose in the notes to financial statements additional information about certain effects of net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset and obligation. Upon initial application of this statement and subsequently, an employer should continue to apply the provisions in Statements 87, 88, and 106 in measuring plan assets and benefit obligations as of the date of its statement of financial position and in determining the amount of net periodic benefit cost. An employer with publicly traded equity securities was required to recognize initially the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. Suffolk has adopted the provisions of FAS. No. 158, which have been recorded in the accompanying consolidated statement of condition and disclosures.

In February 2007, FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. The statement defines items eligible for the measurement option. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This statement is effective for fiscal years beginning after November 15, 2007. Suffolk is currently evaluating the impact of FAS. No. 159 on its financial condition, results of operations and disclosures.

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

For the Three-Month Periods ended March 31, 2007 and 2006

Recent Developments

The yield curve for interest rates has remained inverted throughout the year, where short-term funds have been priced at or above medium term funds. Rates in general have remained flat during the three month period ended March 31, 2007, but have increased compared to the same period last year. This led to an increase in interest income and interest expense, of which interest expense increased at a higher percentage as a result of increased volume and rates in certificates of deposits of $100,000 or more. Net interest margin increased to 5.13 percent in the first quarter of 2007, up from 5.05 percent, in the first quarter of 2006.

Return on average equity decreased, to 19.43 percent for the first quarter in 2007, down from 21.07 percent during the first quarter of 2006, and earnings-per-share increased from $.50 in the first quarter of 2006 to $.51 in the first quarter of 2007.

Key to maintaining performance was close management of the balance sheet. Steps included:

•

Repositioning the investment portfolio from maturing collateralized mortgage obligations, originally purchased to provide downside protection from falling rates, to purchase municipal securities, currently providing liquidity as well as higher returns, and some protection from falling interest rates.

•

Pursuing ongoing program of capital management, which applies leverage to shareholders’ investment by means of the selective repurchase of shares, while maintaining “well-capitalized” status with regulatory agencies.

•

Maintaining emphasis on both commercial and personal demand deposits, while responding to increased call for time certificates of $100,000 or more. A new product was introduced during the first quarter of 2007, to increase volume in personal demand deposits.

Net Income

Net income was $5,149,000 for the quarter, down 1.4 percent from $5,224,000 posted during the same period last year. Earnings per share for the quarter were $0.51 versus $0.50, an increase of 2.0 percent.

Interest Income

Interest income was $22,032,000 for the first quarter of 2007, up 7.3 percent from $20,539,000 posted for the same quarter in 2006. Average net loans during the first quarter of 2007 totaled $881,671,000 compared to $893,487,000 for the same period of 2006. During the first quarter of 2007, the yield on a fully taxable-equivalent basis was 6.95 percent on average earning assets of $1,304,254,000 up from 6.39 percent on average earning assets of $1,308,590,000 during the first quarter of 2006. Increases in interest income were attributable primarily to an increase in interest income on loans and obligations of states and political subdivisions.

Interest Expense

Interest expense for the first quarter of 2007 was $5,950,000, up 35.7 percent from $4,384,000 for the same period of 2006. During the first quarter of 2007, the cost of funds was 2.80 percent on average interest-bearing liabilities of $851,058,000, up from 2.00 percent on average interest-bearing liabilities of $877,032,000 during the first quarter of 2006. Interest expense increased primarily as a result of increases in market rates of interest, increases in certificates of deposits of $100,000 or more and increased interest on repurchase agreements.

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

Net Interest Income

Net interest income, before the provision for loan losses, is the largest component of Suffolk’s earnings. It was $16,082,000 for the first quarter of 2007, down .5 percent from $16,155,000 during the same period of 2006. The net interest margin for the quarter, on a fully taxable-equivalent basis, was 5.13 percent compared to 5.05 percent for the same period of 2006.

The following table details the components of Suffolk’s net interest income on a taxable-equivalent basis: (in thousands)

March 31,	2007			2006
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
INTEREST-EARNING ASSETS
U.S. Treasury securities	$9,455	$101	4.27%	$9,323	$97	4.16%
Collateralized mortgage obligations	153,634	2,013	5.24	189,123	2,002	4.23
Mortgage backed securities	1,008	17	6.75	1,627	28	6.88
Obligations of states and political subdivisions	126,104	1,864	5.91	84,884	1,203	5.67
U.S. govt. agency obligations	122,983	1,217	3.96	123,182	1,222	3.97
Corporate bonds and other securities	5,804	100	6.89	6,348	94	5.92
Federal funds sold and securities purchased under agreements to resell	3,595	49	5.45	616	8	5.19
Loans, including non-accrual loans
Commercial, financial & agricultural loans	187,418	3,946	8.42	180,543	3,450	7.64
Commercial real estate mortgages	286,757	5,389	7.52	306,632	5,595	7.30
Real estate construction loans	84,513	2,254	10.67	68,509	1,590	9.28
Residential mortgages (1st and 2nd liens)	147,694	2,399	6.50	129,134	2,073	6.42
Home equity loans	72,890	1,585	8.70	80,778	1,510	7.48
Consumer loans	99,858	1,736	6.95	126,359	2,043	6.47
Other loans (overdrafts)	2,541	—	—	1,532	—	—

Total interest-earning assets	$1,304,254	$22,670	6.95%	$1,308,590	$20,915	6.39%

Cash and due from banks	$45,975			$46,870
Other non-interest-earning assets	52,832			57,798

Total assets	$1,403,061			$1,413,258

INTEREST-BEARING LIABILITIES
Saving, N.O.W. and money market deposits	$426,379	$1,179	1.11%	$502,803	$1,047	0.83%
Time deposits	294,159	3,028	4.12	222,238	1,651	2.97

Total saving and time deposits	720,538	4,207	2.34	725,041	2,698	1.49
Federal funds purchased and securities sold under agreement to repurchase	53,586	715	5.34	61,408	662	4.31
Other borrowings	76,934	1,028	5.34	90,583	1,024	4.52

Total interest-bearing liabilities	$851,058	$5,950	2.80%	$877,032	$4,384	2.00%

Rate spread			4.16%			4.39%
Non-interest-bearing deposits	$418,425			$411,013
Other non-interest-bearing liabilities	27,567			26,032

Total liabilities	$1,297,050			$1,314,077
Stockholders’ equity	106,011			99,181

Total liabilities and stockholders’ equity	$1,403,061			$1,413,258

Net-interest income (taxable-equivalent basis) and effective interest rate differential		$16,720	5.13%		$16,531	5.05%
Less: taxable-equivalent basis adjustment		(638)			(376)

Net-interest income		$16,082			$16,155

The table below presents a summary of changes in interest income, interest expense, and the resulting net interest income on a taxable equivalent basis for the periods presented. Because of numerous, simultaneous changes in volume and rate during the period, it is not possible to allocate precisely the changes between volumes and rates. In this table changes not due solely to volume or to rate have been allocated to these categories based on percentage changes in average volume and average rate as they compare to each other: (in thousands)

	In 2007 over 2006 Changes Due to
	Volume	Rate	Net Change
Interest-earning assets
U.S. Treasury securities	$1	$3	$4
Collateralized mortgage obligations	(415)	426	11
Mortgage-backed securities	(10)	(1)	(11)
Obligations of states & political subdivisions	606	55	661
U.S. government agency obligations	(2)	(3)	(5)
Corporate bonds & other securities	(9)	15	6
Federal funds sold & securities purchased under agreements to resell	41	—	41
Loans, including non-accrual loans	(217)	1,265	1,048

Total interest-earning assets	$(5)	$1,760	$1,755

Interest-bearing liabilities
Saving, N.O.W., & money market deposits	$(176)	$308	$132
Time deposits	628	749	1,377
Federal funds purchased & securities sold under agreements to repurchase	(91)	144	53
Other borrowings	(167)	171	4

Total interest-bearing liabilities	$194	$1,372	$1,566

Net change in net interest income (taxable-equivalent basis)	$(199)	$388	$189

Other Income

Other income decreased slightly to $2,371,000 for the three months compared to $2,386,000 the previous year. Service charges on deposits were down 5.9 percent. Service charges, including commissions and fees other than for deposits, increased by 8.3 percent. Trust revenue was up 9.6 percent. Other operating income decreased by 5.4 percent. There were no net gains on the sale of securities for the first quarter of 2007 and 2006.

Other Expense

Other expense for the first quarter of 2007 was $10,323,000, up 4.7 percent from $9,860,000 for the comparable period in 2006. Employee compensation increased by 1.8 percent, net occupancy expense decreased .8 percent, equipment expense increased by 15.5 percent owing primarily to increased depreciation expense, and other operating expense increased by 12.4 percent.

In accordance with the requirements of Statement of Financial Accounting Standards 132R (“SFAS 132R”), Suffolk presents information concerning net periodic defined benefit pension expense for the three months ended March 31, 2007 and 2006, including the following components:

	3 months 3/31/2007	3 months 3/31/2006
Service cost	$345,431	$350,337
Interest cost	370,522	339,996
Expected return on plan assets	(470,830)	(444,960)
Amortization of prior service cost	(995)	(995)
Amortization of unrecognized net actuarial loss	33,732	66,802

Net periodic benefit expense	$277,859	$311,180

Management currently expects to contribute approximately $1,542,000 to the pension plan in 2007. There were no additional contributions required to be made to the plan in the three months ended March 31, 2007.

Capital Resources

Stockholders’ equity totaled $108,626,000 on March 31, 2007, an increase of .1 percent from $108,566,000 on December 31, 2006. This was the result of net income, improvements in the market value of securities available for sale, and the adoption of FIN 48, offset by a combination of the repurchase of shares, and cash dividends. The ratio of equity to assets was 7.7 percent at March 31, 2007 and 7.8 percent at December 31, 2006. The following table details amounts and ratios of Suffolk’s regulatory capital: (in thousands of dollars except ratios)

	Actual		For capital adequacy		To be well capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2007

Total Capital (to risk-weighted assets)	$118,467	11.02%	$86,027	8.00%	$107,534	10.00%
Tier 1 Capital (to risk-weighted assets)	111,181	10.34%	43,014	4.00%	64,520	6.00%
Tier 1 Capital (to average assets)	111,181	7.93%	56,085	4.00%	70,106	5.00%

As of December 31, 2006

Total Capital (to risk-weighted assets)	$119,247	11.28%	$84,588	8.00%	$105,735	10.00%
Tier 1 Capital (to risk-weighted assets)	111,696	10.56%	42,294	4.00%	63,441	6.00%
Tier 1 Capital (to average assets)	111,696	8.02%	55,701	4.00%	69,627	5.00%

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

The provision for the allowance for loan losses was $112,000 for the first quarter of 2007, and $300,000 for the comparable period in 2006. During the second quarter of 2006, the remainder of a large loan that is in litigation and not performing, previously disclosed and fully reserved, was charged off. Suffolk will continue to pursue all legal remedies to collect the balance of this loan. Management believes the circumstances particular to this loan are not reflective of systematic weakness in Suffolk’s loan portfolio or of its underwriting standards.

The following table presents information about the allowance for loan losses: (in thousands of dollars except for ratios)

	For the last 12 months	For the three months ended
		Mar. 31 2007	Dec. 31 2006	Sept. 30 2006	June 30 2006

Allowance for loan losses
Beginning balance	$10,150	$7,551	$7,527	$7,084	$10,150
Total charge-offs	(3,718)	(112)	(77)	(25)	(3,504)
Total recoveries	442	101	80	123	138
Reclass to Allowance for Contingent Liabilities	(366)	(366)	—	—	—
Provision for loan losses	778	112	21	345	300

Ending balance	$7,286	$7,286	$7,551	$7,527	$7,084

Coverage ratios
Loans, net of discounts: average	$897,880	$889,321	$878,452	$900,375	$923,372
at end of period	900,547	904,091	891,486	886,987	919,622
Non-performing assets	877	719	824	1,355	608
Non-performing assets/total loans (net of discount)	0.10%	0.08%	0.09%	0.15%	0.07%
Net charge-offs/average net loans (annualized)	(0.45%)	(0.10%)	(0.07%)	(0.07%)	(1.58%)
Allowance/non-accrual, restructured, & OREO	912.59%	1,013.35%	916.38%	555.50%	1,165.13%
Allowance for loan losses/net loans	0.82%	0.81%	0.85%	0.85%	0.77%

Suffolk has financial and performance letters of credit. Financial letters of credit require Suffolk to make payment if the customer’s financial condition deteriorates, as defined in the agreements. Performance letters of credit require Suffolk to make payments if the customer fails to perform certain non-financial contractual obligations. The maximum potential undiscounted amount of future payments of these letters of credit as of March 31, 2007 is $17,568,000 and they expire as follows: (in thousands)

2007	$7,973
2008	8,777
2009	399
2010	245
Thereafter	174

$17,568

Amounts due under these letters of credit would be reduced by any proceeds that Suffolk would be able to obtain in liquidating the collateral for the loans, which varies depending on the customer. The valuation of the allowance for contingent liabilities includes a provision of $366,000 for losses based on the letters of credit outstanding as of March 31, 2007.

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

Income Taxes

Under the liability method, deferred tax assets and liabilities are determined by the difference between the financial statement, and the tax bases of assets and liabilities. Deferred tax assets are subject to management’s judgment of available evidence that future realization is more likely than not. If management determines that Suffolk may be unable to realize all or part of the net deferred tax assets in the future, a direct charge to income tax expense may be required to reduce the recorded value of the net deferred tax asset to the amount management expects can be realized. On January 1, 2007, Suffolk adopted FIN 48. Suffolk determined, under the guidance of FIN 48 and the information available at the time, that is was not likely that the dividend received from its Real Estate Investment Trust subsidiary, would be included in full in taxable income as calculated for purposes of New York State tax. Accordingly, the cumulative effect of applying the provisions of FIN 48 were recorded as a credit adjustment to retained earnings in the amount of $2,013,000, as a result of the review, recognition, and measurement of uncertain tax positions. As of March 31, 2007, Suffolk had a liability for unrecognized tax benefits in the amount of $202,000. There have been no material changes in unrecognized tax benefits since January 1, 2007. Suffolk recognizes interest and penalties accrued relating to unrecognized tax benefits in income tax expense.

Item 3.

Quantitative and Qualitative Disclosures about Market Risk

Market Risk

Suffolk originates and invests in interest-earning assets and solicits interest-bearing deposit accounts. Suffolk’s operations are subject to market risk resulting from fluctuations in interest rates to the extent that there is a difference between the amounts of interest-earning assets and interest-bearing liabilities that are prepaid, withdrawn, mature, or re-priced in any given period of time. Suffolk’s earnings or the net value of its portfolio (the present value of expected cash flows from liabilities) will change when interest rates change. The principal objective of Suffolk’s asset/liability management program is to maximize net interest income while keeping risks acceptable. These risks include both the effect of changes in interest rates, and risks to liquidity. The program also provides guidance to management in funding Suffolk’s investment in loans and securities. Suffolk’s exposure to interest-rate risk has not changed substantially since December 31, 2006.

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

Item 4.

Controls and Procedures

Suffolk’s Chief Executive Officer and Chief Financial Officer (collectively, the “Certifying Officers”) are responsible for establishing and maintaining disclosure controls and procedures as defined in Rules 13a-15(e) of the Securities Exchange Act of 1934 for Suffolk. Based upon their evaluation of these controls and procedures as of March 31, 2007, the Certifying Officers have concluded that Suffolk’s disclosure controls and procedures are effective.

In addition, there has been no significant change in Suffolk’s internal controls over financial reporting that occurred during Suffolk’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, Suffolk’s internal controls over financial reporting.

PART II

Item 2.

Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

The following table details repurchases of common stock during the first quarter of 2007:

Quarter ending	Total shares repurchased	Average price per share	Aggregate cost
March 31, 2007	161,200	$34.18	$5,510,459

Item 4.

Submission of Matters to a Vote of Security Holders

The annual meeting of the shareholders was held at 1:00 PM on April 10, 2007 at the Administrative Center of the Suffolk County National Bank in Riverhead, New York. Three directors were elected for a term of three years; and the appointment of Grant Thornton, L.L.P. as independent auditors for the fiscal year ending December 31, 2007 was ratified. The following table details the vote:

	Shares Voted
Nominees for Director for a term of 3 years	For	Withheld
Edgar F. Goodale	8,024,592	370,254
David A. Kandell	8,084,065	310,781
Susan V. B. O’Shea	8,084,666	310,180

Ratification of Independent Auditors	For	Against	Abstain
Grant Thornton, L.L.P.	8,279,387	92,590	22,689

	Summary
	Outstanding	# Voted	% Voted
At Date of Record	10,142,792	8,394,846	82.8%

Item 6.

Exhibits and Reports on Form 8-K

CERTIFICATION OF PERIODIC REPORT—Exhibit 31.1

CERTIFICATION OF PERIODIC REPORT—Exhibit 31.2

CERTIFICATION OF PERIODIC REPORT—Exhibit 32.1

CERTIFICATION OF PERIODIC REPORT—Exhibit 32.2

The following reports were filed on Form 8-K during the three month period ended March 31, 2007.

Current Report on Form 8-K – the Company’s press release titled, “Suffolk Bancorp Announces Earnings for the Fourth Quarter and the Full Year of 2006,” dated January 16, 2007.

Current Report on Form 8-K – the Company’s press release titled “Suffolk Bancorp Announces 275th Consecutive Dividend,” dated February 27, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUFFOLK BANCORP

Date: May 4, 2007	/s/ Thomas S. Kohlmann
Thomas S. Kohlmann
President & Chief Executive Officer

Date: May 4, 2007	/s/ J. Gordon Huszagh
J. Gordon Huszagh
Executive Vice President & Chief Financial Officer