Form 10-Q
period 2007-06-30
SUFFOLK BANCORP
filed 2007-08-03
CIK 754673

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

9,785,192 SHARES OF COMMON STOCK OUTSTANDING AS OF August 1, 2007

This page left blank intentionally.

SUFFOLK BANCORP AND SUBSIDIARIES

SUFFOLK BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CONDITION

(in thousands of dollars except for share and per share data)

	June 30, 2007	December 31, 2006
	unaudited
ASSETS
Cash & Due From Banks	$50,582	$43,576
Investment Securities:
Available for Sale, at Fair Value	403,053	403,246
Held to Maturity (Fair Value of $16,778 and $16,800, respectively)
Obligations of States & Political Subdivisions	9,026	9,913
Federal Reserve Bank Stock	638	638
Federal Home Loan Bank Stock	6,621	4,446
Corporate Bonds & Other Securities	100	100

Total Investment Securities	419,438	418,343

Total Loans	926,552	891,447
Less: Allowance for Loan Losses	7,397	7,551

Net Loans	919,155	883,896

Premises & Equipment, Net	21,803	22,471
Accrued Interest Receivable, Net	7,790	7,609
Excess of Cost Over Fair Value of Net Assets Acquired	814	814
Other Assets	19,503	15,940

TOTAL ASSETS	$1,439,085	$1,392,649

LIABILITIES & STOCKHOLDERS’ EQUITY
Demand Deposits	$419,657	$426,924
Saving, N.O.W. & Money Market Deposits	424,126	438,190
Time Certificates of $100,000 or more	105,830	81,842
Other Time Deposits	200,237	192,119

Total Deposits	1,149,850	1,139,075

Federal Home Loan Bank Borrowings	116,900	67,000
Repurchase Agreements	53,790	53,135
Dividend Payable on Common Stock	2,160	2,253
Accrued Interest Payable	2,268	3,373
Other Liabilities	14,078	19,247

TOTAL LIABILITIES	1,339,046	1,284,083

STOCKHOLDERS’ EQUITY
Common Stock (par value $2.50; 15,000,000 shares authorized;
9,800,692 and 10,242,292 shares outstanding at June 30, 2007 and December 31, 2006, respectively)	33,911	33,911
Surplus	20,051	19,931
Treasury Stock at Par (3,763,699 and 3,322,099 shares, respectively)	(9,409)	(8,305)
Retained Earnings	61,826	67,099

	106,379	112,636
Accumulated Other Comprehensive Loss, Net of Tax	(6,340)	(4,070)

TOTAL STOCKHOLDERS’ EQUITY	100,039	108,566

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$1,439,085	$1,392,649

See accompanying notes to consolidated financial statements.

SUFFOLK BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands of dollars except for share and per share data)

		For the Three Months Ended
		June 30, 2007	June 30, 2006
		unaudited	unaudited
INTEREST INCOME
Federal Funds Sold		$34	$33
United States Treasury Securities		99	96
Obligations of States & Political Subdivisions		1,320	931
Mortgage-Backed Securities		1,957	1,935
U.S. Government Agency Obligations		1,218	1,222
Corporate Bonds & Other Securities		108	77
Loans		17,628	17,523

Total Interest Income		22,364	21,817

INTEREST EXPENSE
Saving, N.O.W. & Money Market Deposits		1,232	1,266
Time Certificates of $100,000 or more		1,259	265
Other Time Deposits		2,077	1,645
Federal Funds Purchased and Repurchase Agreements		726	844
Interest on Other Borrowings		1,085	1,128

Total Interest Expense		6,379	5,148

Net-interest Income		15,985	16,669
Provision for Loan Losses		18	300

Net-interest Income After Provision for Loan Losses		15,967	16,369

OTHER INCOME
Service Charges on Deposit Accounts		1,361	1,456
Other Service Charges, Commissions & Fees		752	768
Fiduciary Fees		339	340
Other Operating Income		106	155

Total Other Income		2,558	2,719

OTHER EXPENSE
Salaries & Employee Benefits		6,165	5,955
Net Occupancy Expense		980	974
Equipment Expense		563	519
Other Operating Expense		2,611	2,591

Total Other Expense		10,319	10,039

Income Before Provision for Income Taxes		8,206	9,049
Provision for Income Taxes		2,874	3,410

NET INCOME		$5,332	$5,639

Average: Common Shares Outstanding		9,957,096	10,297,824
Dilutive Stock Options		15,463	23,817

Average Total Common Shares and Dilutive Options		9,972,559	10,321,641
EARNINGS PER COMMON SHARE	Basic	$0.54	$0.55
	Diluted	$0.53	$0.55

See accompanying notes to consolidated financial statements.

SUFFOLK BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands of dollars except for share and per share data)

		For the Six Months Ended
		June 30, 2007	June 30, 2006
		unaudited	unaudited
INTEREST INCOME
Federal Funds Sold		$83	$41
United States Treasury Securities		198	191
Obligations of States & Political Subdivisions		2,548	1,760
Mortgage-Backed Securities		3,987	3,965
U.S. Government Agency Obligations		2,435	2,444
Corporate Bonds & Other Securities		208	171
Loans		34,937	33,784

Total Interest Income		44,396	42,356

INTEREST EXPENSE
Saving, N.O.W. & Money Market Deposits		2,411	2,313
Time Certificates of $100,000 or more		2,343	462
Other Time Deposits		4,021	3,099
Federal Funds Purchased and Repurchase Agreements		1,441	1,506
Interest on Other Borrowings		2,113	2,152

Total Interest Expense		12,329	9,532

Net-interest Income		32,067	32,824
Provision for Loan Losses		130	600

Net-interest Income After Provision		31,937	32,224

OTHER INCOME
Service Charges on Deposit Accounts		2,676	2,854
Other Service Charges, Commissions & Fees		1,365	1,334
Fiduciary Fees		659	632
Other Operating Income		229	285

Total Other Income		4,929	5,105

OTHER EXPENSE
Salaries & Employee Benefits		12,334	12,013
Net Occupancy Expense		2,004	2,006
Equipment Expense		1,145	1,023
Other Operating Expense		5,159	4,857

Total Other Expense		20,642	19,899

Income Before Provision for Income Taxes		16,224	17,430
Provision for Income Taxes		5,743	6,567

NET INCOME		$10,481	$10,863

Average: Common Shares Outstanding		10,072,696	10,326,529
Dilutive Stock Options		23,291	29,505

Average Total Common Shares and Dilutive Options		10,095,987	10,356,034
EARNINGS PER COMMON SHARE	Basic	$1.04	$1.05
	Diluted	$1.04	$1.05

See accompanying notes to consolidated financial statements.

SUFFOLK BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands of dollars)

	For the Six Months Ended
	June 30, 2007	June 30, 2006
	unaudited	unaudited
NET INCOME	$10,481	$10,863

ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH

CASH FLOWS FROM OPERATING ACTIVITIES
Provision for Loan Losses	130	600
Depreciation & Amortization	1,209	1,075
Stock Based Compensation	120	114
Accretion of Discounts	(74)	(125)
Amortization of Premiums	480	1,478
Increase in Accrued Interest Receivable	(181)	(426)
Increase in Other Assets	(1,985)	(2,976)
(Decrease) Increase in Accrued Interest Payable	(1,105)	105
Decrease in Other Liabilities	(3,156)	(2,925)

Net Cash Provided by Operating Activities	5,919	7,783

CASH FLOWS FROM INVESTING ACTIVITIES
Principal Payments on Investment Securities Available for Sale	14,176	19,446
Purchases of Investment Securities; Available for Sale	(18,237)	(22,110)
Maturities of Investment Securities; Held to Maturity	2,098	2,357
Purchases of Investment Securities; Held to Maturity	(3,385)	(1,486)
Loan Disbursements & Repayments, Net	(35,390)	(17,929)
Purchases of Premises & Equipment, Net	(541)	(647)

Net Cash Used in Investing Activities	(41,279)	(20,369)

CASH FLOWS FROM FINANCING ACTIVITIES
Net Increase in Deposit Accounts	10,775	22,582
Dividends Paid to Shareholders	(4,481)	(4,355)
Treasury Shares Acquired	(14,483)	(5,096)
Net Proceeds from Other Borrowings	50,555	15,210

Net Cash Provided by Financing Activities	42,366	28,341

Net Increase in Cash & Cash Equivalents	7,006	15,755
Cash & Cash Equivalents Beginning of Period	43,576	48,530

Cash & Cash Equivalents End of Period	$50,582	$64,285

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

The results of operations for the three months ended June 30, 2007 are not necessarily indicative of the results of operations to be expected for the remainder of the year.

(2) Stock-based Compensation

At June 30, 2007, Suffolk had one stock-based employee compensation plan, a Stock Option Plan (“the Plan”), under which 1,200,000 shares of Suffolk’s common stock were originally reserved for issuance to key employees, and of which 1,037,500 remained available at that date. Options are awarded by a committee appointed by the Board of Directors. The Plan provides that the option price shall not be less than the fair value of the common stock on the date the option is granted. All options are exercisable for a period of ten years or less. The Plan provides for but does not require the grant of stock appreciation rights that the holder may exercise instead of the underlying option. When the stock appreciation right is exercised, the underlying option is canceled. The optionee receives shares of common stock with a fair market value equal to the excess of the fair value of the shares subject to the option at the time of exercise (or the portion thereof so exercised) over the aggregate option price of the shares set forth in the option agreement. The exercise of stock appreciation rights is treated as the exercise of the underlying option. Options vest after one year and expire after not more than ten years. Prior to January 1, 2006, Suffolk accounted for that plan under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”) and related interpretations. No stock-based employee compensation costs were reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant.

On January 1, 2006, Suffolk adopted SFAS No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”). This statement supersedes APB No. 25. SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. This statement was adopted using the modified prospective method of application, which requires the recognition of compensation expense on a prospective basis. Accordingly, prior periods have not been restated. This statement also revised SFAS No. 123 “Accounting for Stock-Based Compensation”, which superseded APB No. 25. SFAS 123 required the disclosure of the effect on net income and earnings per share using fair value recognition provisions. During the three months ended June 30, 2007, $37,000 of compensation expense, net of a tax benefit of $24,000, was recorded for stock-based compensation. As of June 30, 2007, there was $126,000 of total unrecognized compensation cost, net of estimated forfeitures, related to non-vested options under the Plan. That cost is expected to be recognized over a weighted-average period of 4.87 months.

The following table presents the options granted, exercised, or expired during the six months ended June 30, 2007:

	Shares	Wtd. Avg. Exercise
Balance at December 31, 2006	117,500	$26.52
Options granted	24,000	32.90
Options exercised	—	—
Options expired or terminated	—	—

Balance at June 30, 2007	141,500	$27.61

There were no options granted, exercised or expired during the quarter ended June 30, 2007.

The following table details contractual weighted-average lives of outstanding options at various prices:

	By range of exercise prices
from	13.13	31.25	34.39
to	15.50	32.90	34.95

Outstanding stock options	42,000	60,500	39,000
Weighted-average remaining life	3.11	7.91	7.81
Weighted-average exercise price	$14.60	$32.04	$34.73

Exercisable stock options	42,000	36,500	39,000
Weighted-average remaining life	3.11	6.81	7.81
Weighted-average exercise price	$14.60	$31.48	$34.39

		Weighted-average
At all prices	Options	price	life (yrs)
Total outstanding	141,500	$27.61	6.45
Total exerciseable	117,500	$26.52	5.81

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

On July 13, 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The provisions of FIN 48 are to be applied to all tax positions upon initial adoption of this standard. Only tax positions that meet a “more-likely-than-not” recognition threshold at the effective date may be recognized or continue to be recognized upon adoption of FIN 48. Suffolk has adopted the provisions of FIN 48 as of January 1, 2007. The cumulative effect of applying the provisions of FIN 48 were recorded as a credit adjustment to the opening balance of retained earnings in the amount of $2,013,000. As of June 30, 2007, Suffolk had a liability for unrecognized tax benefits in the amount of $158,000. There have been no material changes in unrecognized tax benefits since January 1, 2007. Suffolk recognizes interest and penalties accrued relating to unrecognized tax benefits in income tax expense.

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

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

For the Three-Month Periods ended June 30, 2007 and 2006

Recent Developments

The yield curve for interest rates has remained inverted throughout the year until late during the quarter when the curve began to flatten, and achieve slight upward slope. Rates in general have remained flat during the three month period ended June 30, 2007, but have increased compared to the same period last year. This led to an increase in interest income and interest expense, of which interest expense increased at a higher percentage as a result of increased volume and rates in certificates of deposits of $100,000 or more. Net interest margin decreased to 5.03 percent in the second quarter of 2007, down from 5.15 percent, in the second quarter of 2006.

Return on average equity decreased, to 20.66 percent for the second quarter in 2007, down from 22.93 percent during the second quarter of 2006, and earnings-per-share decreased from $.55 in the second quarter of 2006 to $.54 in the second quarter of 2007.

Key to maintaining performance was close management of the balance sheet. Steps included:

•

Continued repositioning of the investment portfolio from maturing collateralized mortgage obligations, originally purchased to provide downside protection from falling rates, to purchase municipal securities, currently providing liquidity as well as higher returns, and some protection from falling interest rates.

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

Net Income

Net income was $5,332,000 for the quarter, down 5.4 percent from $5,639,000 posted during the same period last year. Earnings per share for the quarter were $0.54 versus $0.55, a decrease of 1.8 percent.

Interest Income

Interest income was $22,364,000 for the second quarter of 2007, up 2.5 percent from $21,817,000 posted for the same quarter in 2006. Average net loans during the second quarter of 2007 totaled $901,364,000 compared to $913,213,000 for the same period of 2006. During the second quarter of 2007, the yield on a fully taxable-equivalent basis was 6.95 percent on average earning assets of $1,326,199,000 up from 6.70 percent on average earning assets of $1,328,358,000 during the second quarter of 2006. Increases in interest income were attributable primarily to an increase in interest income on obligations of states and political subdivisions.

Interest Expense

Interest expense for the second quarter of 2007 was $6,379,000, up 23.9 percent from $5,148,000 for the same period of 2006. During the second quarter of 2007, the cost of funds was 2.92 percent on average interest-bearing liabilities of $875,220,000, up from 2.34 percent on average interest-bearing liabilities of $878,998,000 during the second quarter of 2006. Interest expense increased primarily as a result of increases in market rates of interest, increases in certificates of deposits of $100,000 and other time deposits.

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

Net Interest Income

Net interest income, before the provision for loan losses, is the largest component of Suffolk’s earnings. It was $15,985,000 for the second quarter of 2007, down 4.1 percent from $16,669,000 during the same period of 2006. The net interest margin for the quarter, on a fully taxable-equivalent basis, was 5.03 percent compared to 5.15 percent for the same period of 2006.

The following table details the components of Suffolk’s net interest income on a taxable-equivalent basis: (in thousands)

June 30,	2007			2006
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
INTEREST-EARNING ASSETS
U.S. Treasury securities	$9,453	$101	4.27%	$9,292	$98	4.22%
Collateralized mortgage obligations	146,841	1,940	5.28	179,066	1,911	4.27
Mortgage backed securities	973	17	6.99	1,390	24	6.91
Obligations of states and political subdivisions	135,917	2,005	5.90	94,307	1,357	5.76
U.S. govt. agency obligations	123,318	1,218	3.95	122,261	1,222	4.00
Corporate bonds and other securities	5,712	108	7.56	6,217	77	4.95
Federal funds sold and securities purchased under agreements to resell	2,621	34	5.19	2,612	33	5.05
Loans, including non-accrual loans
Commercial, financial & agricultural loans	202,013	4,276	8.47	196,228	3,955	8.06
Commercial real estate mortgages	292,902	5,472	7.47	310,339	5,920	7.63
Real estate construction loans	83,212	2,192	10.54	73,381	1,873	10.21
Residential mortgages (1st and 2nd liens)	152,939	2,472	6.47	131,444	2,175	6.62
Home equity loans	68,745	1,452	8.45	80,174	1,601	7.99
Consumer loans	98,124	1,764	7.19	120,193	2,000	6.66
Other loans (overdrafts)	3,429	—	—	1,454	—	—

Total interest-earning assets	$1,326,199	$23,051	6.95%	$1,328,358	$22,246	6.70%

Cash and due from banks	$49,075			$47,634
Other non-interest-earning assets	43,184			49,009

Total assets	$1,418,458			$1,425,001

INTEREST-BEARING LIABILITIES
Saving, N.O.W. and money market deposits	$427,905	$1,232	1.15%	$491,240	$1,265	1.03%
Time deposits	313,205	3,336	4.26	230,979	1,910	3.31

Total saving and time deposits	741,110	4,568	2.47	722,219	3,175	1.76
Federal funds purchased and securities sold under agreement to repurchase	53,790	726	5.40	67,447	845	5.01
Other borrowings	80,320	1,085	5.40	89,332	1,128	5.05

Total interest-bearing liabilities	$875,220	$6,379	2.92%	$878,998	$5,148	2.34%

Rate spread			4.04%			4.36%
Non-interest-bearing deposits	$425,568			$431,961
Other non-interest-bearing liabilities	14,437			15,673

Total liabilities	$1,315,225			$1,326,632
Stockholders’ equity	103,233			98,369

Total liabilities and stockholders’ equity	$1,418,458			$1,425,001

Net-interest income (taxable-equivalent basis) and effective interest rate differential		$16,672	5.03%		$17,098	5.15%
Less: taxable-equivalent basis adjustment		(687)			(429)

Net-interest income		$15,985			$16,669

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

	In 2007 over 2006 Changes Due to
	Volume	Rate	Net Change
Interest-earning assets
U.S. Treasury securities	$2	$1	$3
Collateralized mortgage obligations	(379)	408	29
Mortgage-backed securities	(7)	—	(7)
Obligations of states & political subdivisions	611	37	648
U.S. government agency obligations	11	(15)	(4)
Corporate bonds & other securities	(7)	38	31
Federal funds sold & securities purchased under agreements to resell	57	(56)	1
Loans, including non-accrual loans	(275)	379	104

Total interest-earning assets	$13	$792	$805

Interest-bearing liabilities
Saving, N.O.W., & money market deposits	$(173)	$140	$(33)
Time deposits	788	638	1,426
Federal funds purchased & securities sold under agreements to repurchase	(181)	62	(119)
Other borrowings	(118)	75	(43)

Total interest-bearing liabilities	$316	$915	$1,231

Net change in net interest income (taxable-equivalent basis)	$(303)	$(123)	$(426)

Other Income

Other income decreased to $2,558,000 for the three months compared to $2,719,000 the previous year. Service charges on deposits were down 6.5 percent. Service charges, including commissions and fees other than for deposits, decreased by 2.1 percent. Trust revenue was down .3 percent. Other operating income decreased by 31.6 percent. There were no net gains on the sale of securities for the second quarter of 2007 and 2006.

Other Expense

Other expense for the second quarter of 2007 was $10,319,000, up 2.8 percent from $10,039,000 for the comparable period in 2006. Employee compensation increased by 3.5 percent, net occupancy expense decreased .6 percent, equipment expense increased by 8.5 percent owing primarily to increased depreciation expense, and other operating expense increased by .8 percent.

In accordance with the requirements of Statement of Financial Accounting Standards 132R (“SFAS 132R”), Suffolk presents information concerning net periodic defined benefit pension expense for the three months ended June 30, 2007 and 2006, including the following components:

	3 months 6/30/2007	3 months 6/30/2006	6 months 6/30/2007	6 months 6/30/2006
Service cost	$345,431	$350,337	$690,862	$700,674
Interest cost	370,522	339,996	741,043	679,992
Expected return on plan assets	(470,830)	(444,960)	(941,660)	(889,920)
Amortization of prior service cost	(995)	(995)	(1,990)	(1,990)
Amortization of unrecognized net actuarial loss	33,732	66,802	67,463	133,605

Net periodic benefit expense	$277,859	$311,180	$555,718	$622,361

A contribution of approximately $1,542,000 was made to the pension plan in June of 2007. There were no additional contributions required to be made to the plan in the three months ended June 30, 2007.

Capital Resources

Stockholders’ equity totaled $100,039,000 on June 30, 2007, a decrease of 7.9 percent from $108,566,000 on December 31, 2006. This was the result of net income and the adoption of FIN 48, offset by the repurchase of shares, cash dividends, and the declines in the market value of securities available for sale. The ratio of equity to assets was 7.0 percent at June 30, 2007 and 7.8 percent at December 31, 2006. The following table details amounts and ratios of Suffolk’s regulatory capital: (in thousands of dollars except ratios)

	Actual		For capital adequacy		To be well capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2007

Total Capital (to risk-weighted assets)	$112,837	10.26%	$88,011	8.00%	$110,014	10.00%
Tier 1 Capital (to risk-weighted assets)	105,440	9.58%	44,006	4.00%	66,009	6.00%
Tier 1 (to average assets)	105,440	7.44%	56,701	4.00%	70,876	5.00%

As of December 31, 2006

Total Capital (to risk-weighted assets)	$119,247	11.28%	$84,588	8.00%	$105,735	10.00%
Tier 1 Capital (to risk-weighted assets)	111,696	10.56%	42,294	4.00%	63,441	6.00%
Tier 1 (to average assets)	111,696	8.02%	55,701	4.00%	69,627	5.00%

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

The provision for the allowance for loan losses was $18,000 for the second quarter of 2007, and $300,000 for the comparable period in 2006. During the second quarter of 2006, the remainder of a large loan that is in litigation and not performing, previously disclosed and fully reserved, was charged off. Suffolk will continue to pursue all legal remedies to collect the balance of this loan. Management believes the circumstances particular to this loan are not reflective of systematic weakness in Suffolk’s loan portfolio or of its underwriting standards.

The following table presents information about the allowance for loan losses: (in thousands of dollars except for ratios)

	For the last 12 months	For the three months ended
		June 30 2007	Mar. 31 2007	Dec. 31 2006	Sept. 30 2006
Allowance for loan losses
Beginning balance	$7,084	$7,286	$7,551	$7,527	$7,084
Total charge-offs	(232)	(18)	(112)	(77)	(25)
Total recoveries	415	111	101	80	123
Reclass to Allowance for Contingent Liabilities	(366)	—	(366)	—	—
Provision for loan losses	496	18	112	21	345

Ending balance	$7,397	$7,397	$7,286	$7,551	$7,527

Coverage ratios
Loans, net of discounts: average	$894,235	$908,791	$889,321	$878,452	$900,375
at end of period	902,279	926,552	904,091	891,486	886,987
Non-performing assets	958	935	719	824	1,355
Non-performing assets/total loans (net of discount)	0.11%	0.10%	0.08%	0.09%	0.15%
Net charge-offs/average net loans (annualized)	(0.07)%	(0.06)%	(0.10)%	(0.07)%	(0.07)%
Allowance/non-accrual, restructured, & OREO	819.09%	791.12%	1,013.35%	916.38%	555.50%
Allowance for loan losses/net loans	0.82%	0.80%	0.81%	0.85%	0.85%

Suffolk has financial and performance letters of credit. Financial letters of credit require Suffolk to make payment if the customer’s financial condition deteriorates, as defined in the agreements. Performance letters of credit require Suffolk to make payments if the customer fails to perform certain non-financial contractual obligations. The maximum potential undiscounted amount of future payments of these letters of credit as of June 30, 2007 is $18,535,000 and they expire as follows: (in thousands)

2007	$5,931
2008	11,052
2009	1,133
2010	245
Thereafter	174

$18,535

Amounts due under these letters of credit would be reduced by any proceeds that Suffolk would be able to obtain in liquidating the collateral for the loans, which varies depending on the customer. The allowance for contingent liabilities includes a provision of $28,000 for losses based on the letters of credit outstanding as of June 30, 2007.

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

Income Taxes

Under the liability method, deferred tax assets and liabilities are determined by the difference between the financial statement, and the tax bases of assets and liabilities. Deferred tax assets are subject to management’s judgment of available evidence that future realization is more likely than not. If management determines that Suffolk may be unable to realize all or part of the net deferred tax assets in the future, a direct charge to income tax expense may be required to reduce the recorded value of the net deferred tax asset to the amount management expects can be realized. On January 1, 2007, Suffolk adopted FIN 48. Suffolk determined, under the guidance of FIN 48 and the information available at the time, that is was not likely that the dividend received from its Real Estate Investment Trust subsidiary, would be included in full in taxable income as calculated for purposes of New York State tax. Accordingly, the cumulative effect of applying the provisions of FIN 48 were recorded as a credit adjustment to retained earnings in the amount of $2,013,000, as a result of the review, recognition, and measurement of uncertain tax positions. As of June 30, 2007, Suffolk had a liability for unrecognized tax benefits in the amount of $158,000. There have been no material changes in unrecognized tax benefits since January 1, 2007. Suffolk recognizes interest and penalties accrued relating to unrecognized tax benefits in income tax expense.

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

Item 4.

Controls and Procedures

Suffolk’s Chief Executive Officer and Chief Financial Officer (collectively, the “Certifying Officers”) are responsible for establishing and maintaining disclosure controls and procedures as defined in Rules 13a-15(e) of the Securities Exchange Act of 1934 for Suffolk. Based upon their evaluation of these controls and procedures as of June 30, 2007, the Certifying Officers have concluded that Suffolk’s disclosure controls and procedures are effective.

In addition, there has been no significant change in Suffolk’s internal controls over financial reporting that occurred during Suffolk’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, Suffolk’s internal controls over financial reporting.

PART II

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

The following table details repurchases of common stock during the second quarter of 2007:

Quarter ending	Total shares repurchased	Average price per share	Aggregate cost
June 30, 2007	441,600	$32.80	$14,482,464

Item 6.

Exhibits and Reports on Form 8-K

CERTIFICATION OF PERIODIC REPORT - Exhibit 31.1

CERTIFICATION OF PERIODIC REPORT - Exhibit 31.2

CERTIFICATION OF PERIODIC REPORT - Exhibit 32.1

CERTIFICATION OF PERIODIC REPORT - Exhibit 32.2

The following reports were filed on Form 8-K during the three month period ended June 30, 2007.

Current Report on Form 8-K – the Company’s press release titled, “Suffolk Bancorp Announces Earnings for the First Quarter of 2007,” dated April 10, 2007.

Current Report on Form 8-K – the Company’s press release titled, “Suffolk Bancorp Announces Regular Quarterly Dividend,” dated May 25, 2007.

Current Report on Form 8-K – the Company’s press release titled, “Suffolk Bancorp Elects John D. Stark, Jr. Director,” dated June 25, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUFFOLK BANCORP

Date: August 3, 2007	/s/ Thomas S. Kohlmann
Thomas S. Kohlmann
President & Chief Executive Officer

Date: August 3, 2007	/s/ J. Gordon Huszagh
J. Gordon Huszagh
Executive Vice President & Chief Financial Officer