Form 10-Q
period 2007-09-30
SUFFOLK BANCORP
filed 2007-11-02
CIK 754673

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

9,715,592 SHARES OF COMMON STOCK OUTSTANDING AS OF November 1, 2007

This page left blank intentionally.

SUFFOLK BANCORP AND SUBSIDIARIES

SUFFOLK BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CONDITION

(in thousands of dollars except for share and per share data)

	September 30, 2007	December 31, 2006
	unaudited
ASSETS
Cash & Due From Banks	$49,453	$43,576
Investment Securities:
Available for Sale, at Fair Value	391,402	403,246
Held to Maturity (Fair Value of $15,042 and $15,647, respectively)
Obligations of States & Political Subdivisions	8,455	9,913
Federal Reserve Bank Stock	638	638
Federal Home Loan Bank Stock	5,320	4,446
Corporate Bonds & Other Securities	100	100

Total Investment Securities	405,915	418,343

Total Loans	934,102	891,447
Less: Allowance for Loan Losses	7,459	7,551

Net Loans	926,643	883,896

Premises & Equipment, Net	21,985	22,471
Accrued Interest Receivable, Net	8,068	7,609
Excess of Cost Over Fair Value of Net Assets Acquired	814	814
Other Assets	14,250	15,940

TOTAL ASSETS	$1,427,128	$1,392,649

LIABILITIES & STOCKHOLDERS’ EQUITY
Demand Deposits	$417,387	$426,924
Saving, N.O.W. & Money Market Deposits	416,751	438,190
Time Certificates of $100,000 or more	127,482	81,842
Other Time Deposits	198,778	192,119

Total Deposits	1,160,398	1,139,075

Federal Home Loan Bank Borrowings	88,000	67,000
Repurchase Agreements	53,790	53,135
Dividend Payable on Common Stock	2,143	2,253
Accrued Interest Payable	2,481	3,373
Other Liabilities	15,172	19,247

TOTAL LIABILITIES	1,321,984	1,284,083

STOCKHOLDERS’ EQUITY
Common Stock (par value $2.50; 15,000,000 shares authorized; 9,715,592 and 10,242,292 shares outstanding at September 30, 2007 and December 31, 2006, respectively)	33,911	33,911
Surplus	20,111	19,931
Treasury Stock at Par (3,848,799 and 3,322,099 shares, respectively)	(9,622)	(8,305)
Retained Earnings	63,425	67,099

	107,825	112,636

Accumulated Other Comprehensive Loss, Net of Tax	(2,681)	(4,070)

TOTAL STOCKHOLDERS’ EQUITY	105,144	108,566

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$1,427,128	$1,392,649

See accompanying notes to consolidated financial statements.

SUFFOLK BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands of dollars except for share and per share data)

	For the Three Months Ended
	September 30, 2007	September 30, 2006
	unaudited	unaudited
INTEREST INCOME
Federal Funds Sold	$53	$63
United States Treasury Securities	99	96
Obligations of States & Political Subdivisions	1,407	1,078
Mortgage-Backed Securities	1,891	1,961
U.S. Government Agency Obligations	1,083	1,218
Corporate Bonds & Other Securities	96	87
Loans	17,845	17,355

Total Interest Income	22,474	21,858

INTEREST EXPENSE
Saving, N.O.W. & Money Market Deposits	1,221	1,293
Time Certificates of $100,000 or more	1,408	594
Other Time Deposits	2,076	1,796
Federal Funds Purchased and Repurchase Agreements	739	728
Interest on Other Borrowings	983	1,027

Total Interest Expense	6,427	5,438

Net-interest Income	16,047	16,420
Provision for Loan Losses	22	345

Net-interest Income After Provision for Loan Losses	16,025	16,075

OTHER INCOME
Service Charges on Deposit Accounts	1,339	1,359
Other Service Charges, Commissions & Fees	784	898
Fiduciary Fees	363	298
Other Operating Income	270	195

Total Other Income	2,756	2,750

OTHER EXPENSE
Salaries & Employee Benefits	6,062	5,906
Net Occupancy Expense	1,061	956
Equipment Expense	515	531
Other Operating Expense	2,269	2,609

Total Other Expense	9,907	10,002

Income Before Provision for Income Taxes	8,874	8,823
Provision for Income Taxes	2,831	2,655

NET INCOME	$6,043	$6,168

Average: Common Shares Outstanding	9,765,095	10,247,565
Dilutive Stock Options	15,118	28,675

Average Total Common Shares and Dilutive Options	9,780,213	10,276,240

EARNINGS PER COMMON SHARE
Basic	$0.61	$0.60
Diluted	$0.61	$0.60

See accompanying notes to consolidated financial statements.

SUFFOLK BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands of dollars except for share and per share data)

	For the Nine Months Ended
	September 30, 2007	September 30, 2006
	unaudited	unaudited
INTEREST INCOME
Federal Funds Sold	$136	$104
United States Treasury Securities	297	287
Obligations of States & Political Subdivisions	3,955	2,838
Mortgage-Backed Securities	5,878	5,926
U.S. Government Agency Obligations	3,518	3,662
Corporate Bonds & Other Securities	304	258
Loans	52,782	51,139

Total Interest Income	66,870	64,214

INTEREST EXPENSE
Saving, N.O.W. & Money Market Deposits	3,632	3,606
Time Certificates of $100,000 or more	3,751	1,056
Other Time Deposits	6,097	4,895
Federal Funds Purchased and Repurchase Agreements	2,180	2,234
Interest on Other Borrowings	3,096	3,179

Total Interest Expense	18,756	14,970

Net-interest Income	48,114	49,244
Provision for Loan Losses	152	945

Net-interest Income After Provision	47,962	48,299

OTHER INCOME
Service Charges on Deposit Accounts	4,015	4,213
Other Service Charges, Commissions & Fees	2,199	2,223
Fiduciary Fees	1,022	930
Other Operating Income	449	489

Total Other Income	7,685	7,855

OTHER EXPENSE
Salaries & Employee Benefits	18,396	17,919
Net Occupancy Expense	3,065	2,962
Equipment Expense	1,660	1,554
Other Operating Expense	7,428	7,466

Total Other Expense	30,549	29,901

Income Before Provision for Income Taxes	25,098	26,253
Provision for Income Taxes	8,574	9,222

NET INCOME	$16,524	$17,031

Average: Common Shares Outstanding	9,969,036	10,299,919
Dilutive Stock Options	20,657	29,227

Average Total Common Shares and Dilutive Options	9,989,693	10,329,146

EARNINGS PER COMMON SHARE
Basic	$1.66	$1.65
Diluted	$1.65	$1.65

See accompanying notes to consolidated financial statements.

SUFFOLK BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands of dollars)

	For the Nine Months Ended
	September 30, 2007	September 30, 2006
	unaudited	unaudited
NET INCOME	$16,524	$17,031

ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH

CASH FLOWS FROM OPERATING ACTIVITIES
Provision for Loan Losses	152	945
Depreciation & Amortization	1,747	1,621
Stock Based Compensation	180	173
Accretion of Discounts	(108)	(188)
Amortization of Premiums	623	2,027
Increase in Accrued Interest Receivable	(459)	(699)
Decrease in Other Assets	725	467
(Decrease) Increase in Accrued Interest Payable	(892)	875
Decrease in Other Liabilities	(2,062)	(1,451)

Net Cash Provided by Operating Activities	16,430	20,801

CASH FLOWS FROM INVESTING ACTIVITIES
Principal Payments on Investment Securities Available for Sale	22,009	29,276
Maturities of Investment Securities; Available for Sale	20,000	500
Purchases of Investment Securities; Available for Sale	(28,328)	(32,150)
Maturities of Investment Securities; Held to Maturity	2,796	4,651
Purchases of Investment Securities; Held to Maturity	(2,210)	(2,568)
Loan Disbursements & Repayments, Net	(42,899)	14,489
Purchases of Premises & Equipment, Net	(1,261)	(956)

Net Cash (Used in) Provided by Investing Activities	(29,893)	13,242

CASH FLOWS FROM FINANCING ACTIVITIES
Net Increase in Deposit Accounts	21,323	12,414
Dividends Paid to Shareholders	(6,641)	(6,616)
Treasury Shares Acquired	(16,997)	(5,579)
Net Proceeds from (Payments of) Other Borrowings	21,655	(15,040)
Director Stock Gain Divestiture	—	6

Net Cash Provided by (Used in) Financing Activities	19,340	(14,815)
Net Increase in Cash & Cash Equivalents	5,877	19,228
Cash & Cash Equivalents Beginning of Period	43,576	48,530

Cash & Cash Equivalents End of Period	$49,453	$67,758

See accompanying notes to consolidated financial statements.

SUFFOLK BANCORP AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1)	Basis of Presentation

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

The results of operations for the three months ended September 30, 2007 are not necessarily indicative of the results of operations to be expected for the remainder of the year.

(2)	Stock-based Compensation

At September 30, 2007, Suffolk had one stock-based employee compensation plan, a Stock Option Plan (“the Plan”), under which 1,200,000 shares of Suffolk’s common stock were originally reserved for issuance to key employees, and of which 1,037,500 remained available at that date. Options are awarded by a committee appointed by the Board of Directors. The Plan provides that the option price shall not be less than the fair value of the common stock on the date the option is granted. All options are exercisable for a period of ten years or less. The Plan provides for but does not require the grant of stock appreciation rights that the holder may exercise instead of the underlying option. When the stock appreciation right is exercised, the underlying option is canceled. The optionee receives shares of common stock with a fair market value equal to the excess of the fair value of the shares subject to the option at the time of exercise (or the portion thereof so exercised) over the aggregate option price of the shares set forth in the option agreement. The exercise of stock appreciation rights is treated as the exercise of the underlying option. Options vest after one year and expire after ten years. Prior to January 1, 2006, Suffolk accounted for that plan under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”) and related interpretations. No stock-based employee compensation costs were reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant.

On January 1, 2006, Suffolk adopted SFAS No. 123(R), “Share-Based Payment” (“SFAS 123(R)”). This statement supersedes APB No. 25. SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. This statement was adopted using the modified prospective method of application, which requires the recognition of compensation expense on a prospective basis. Accordingly, prior periods have not been restated. This statement also revised SFAS No. 123 “Accounting for Stock-Based Compensation”, which superseded APB No. 25. SFAS No. 123 required the disclosure of the effect on net income and earnings per share using fair value recognition provisions. During the three months ended September 30, 2007, $37,000 of compensation expense, net of a tax benefit of $24,000, was recorded for stock-based compensation. As of September 30, 2007, there was $65,000 of total unrecognized compensation cost, net of estimated forfeitures, related to non-vested options under the Plan. That cost is expected to be recognized over a weighted-average period of 2.86 months.

The following table presents the options granted, exercised, or expired during the nine months ended September 30, 2007:

	Shares	Wtd. Avg. Exercise
Balance at December 31, 2006	117,500	$26.52
Options granted	24,000	32.90
Options exercised	—	—
Options expired or terminated	—	—

Balance at September 30, 2007	141,500	$27.61

There were no options granted, exercised or expired during the quarter ended September 30, 2007.

The following table details contractual weighted-average lives of outstanding options at various prices:

	By range of exercise prices
from	13.13	31.25	34.39
to	15.50	32.90	34.95

Outstanding stock options	42,000	60,500	39,000
Weighted-average remaining life	2.85	7.66	7.56
Weighted-average exercise price	$14.60	$32.04	$34.73

Exercisable stock options	42,000	36,500	39,000
Weighted-average remaining life	2.85	6.55	7.56
Weighted-average exercise price	$14.60	$31.48	$34.39

		Weighted-average
At all prices	Options	price	life (yrs)
Total outstanding	141,500	$27.61	6.20
Total exerciseable	117,500	$26.52	5.56

(3)	Recent Accounting Pronouncements

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

On July 13, 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The provisions of FIN 48 are to be applied to all tax positions upon initial adoption of this standard. Only tax positions that meet a “more-likely-than-not” recognition threshold at the effective date may be recognized or continue to be recognized upon adoption of FIN 48. Suffolk has adopted the provisions of FIN 48 as of January 1, 2007. The cumulative effect of applying the provisions of FIN 48 were recorded as a credit adjustment to the opening balance of retained earnings in the amount of $2,013,000. As of September 30, 2007, Suffolk had a liability for unrecognized tax benefits in the amount of $158,000. There have been no material changes in unrecognized tax benefits since January 1, 2007. Suffolk recognizes interest and penalties accrued relating to unrecognized tax benefits in income tax expense.

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

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

For the Three-Month Periods ended September 30, 2007 and 2006

Recent Developments

The yield curve for interest rates has remained inverted throughout the year until late last quarter when the curve began to flatten, and achieve upward slope. Short-term rates in general have declined during the three month period ended September 30, 2007. The overall effect was an increase in interest income but a greater increase in interest expense, resulting in slightly lower net interest income despite an increase in total net loans. Net interest margin decreased to 5.09 percent in the third quarter of 2007, down from 5.17 percent, in the third quarter of 2006.

Return on average equity decreased slightly to 24.36 percent for the third quarter in 2007, down from 24.49 percent during the third quarter of 2006, and earnings-per-share increased from $.60 in the third quarter of 2006 to $.61 in the third quarter of 2007.

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

•	Maintaining emphasis on both commercial and personal demand deposits, while responding to increased call for time certificates of $100,000 or more.

•	Consistent underwriting for lending to preserve both credit quality and yields in face of competition. Emphasis on preservation of margins over less profitable growth.

Net Income

Net income was $6,043,000 for the quarter, down 2.0 percent from $6,168,000 posted during the same period last year. Earnings per share for the quarter were $0.61 versus $0.60, an increase of 1.7 percent.

Interest Income

Interest income was $22,474,000 for the third quarter of 2007, up 2.8 percent from $21,858,000 posted for the same quarter in 2006. Average net loans during the third quarter of 2007 totaled $912,248,000 compared to $893,092,000 for the same period of 2006. During the third quarter of 2007, the yield on a fully taxable-equivalent basis was 7.03 percent on average earning assets of $1,319,548,000 up from 6.83 percent on average earning assets of $1,313,722,000 during the third quarter of 2006. Increases in interest income were attributable primarily to an increase in interest income on loans and obligations of states and political subdivisions.

Interest Expense

Interest expense for the third quarter of 2007 was $6,427,000, up 18.2 percent from $5,438,000 for the same period of 2006. During the third quarter of 2007, the cost of funds was 2.99 percent on average interest-bearing liabilities of $858,812,000, up from 2.55 percent on average interest-bearing liabilities of $852,458,000 during the third quarter of 2006. Interest expense increased primarily as a result of increases in market rates of interest, increases in certificates of deposits of $100,000 and other time deposits.

A portion of the Bank’s demand deposits are reclassified as savings accounts on a daily basis. The purpose of the reclassification is to reduce the non-interest-bearing reserve balances that the Bank is required to maintain with the Federal Reserve Bank, and thereby increase funds available for investment. Although these balances are classified as savings accounts for regulatory purposes, they are included in demand deposits in the accompanying consolidated statements of condition.

Net Interest Income

Net interest income, before the provision for loan losses, is the largest component of Suffolk’s earnings. It was $16,047,000 for the third quarter of 2007, down 2.3 percent from $16,420,000 during the same period of 2006. The net interest margin for the quarter, on a fully taxable-equivalent basis, was 5.09 percent compared to 5.17 percent for the same period of 2006.

The following table details the components of Suffolk’s net interest income on a taxable-equivalent basis: (in thousands)

September 30,	2007			2006
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
INTEREST-EARNING ASSETS
U.S. Treasury securities	$9,486	$101	4.26%	$9,321	$98	4.21%
Collateralized mortgage obligations	138,597	1,874	5.41	169,178	1,938	4.58
Mortgage backed securities	950	17	7.16	1,312	23	7.01
Obligations of states and political subdivisions	142,788	2,136	5.98	108,522	1,636	6.03
U.S. govt. agency obligations	106,120	1,083	4.08	121,884	1,218	4.00
Corporate bonds and other securities	5,389	96	7.13	5,620	87	6.19
Federal funds sold and securities purchased under agreements to resell	3,970	53	5.34	4,793	63	5.26
Loans, including non-accrual loans
Commercial, financial & agricultural loans	192,738	4,079	8.47	187,012	3,955	8.46
Commercial real estate mortgages	301,994	5,729	7.59	305,879	5,732	7.50
Real estate construction loans	88,648	2,277	10.27	74,942	1,925	10.27
Residential mortgages (1st and 2nd liens)	161,683	2,575	6.37	135,122	2,216	6.56
Home equity loans	65,949	1,399	8.49	76,645	1,629	8.50
Consumer loans	98,812	1,786	7.23	112,218	1,898	6.77
Other loans (overdrafts)	2,424	—	—	1,274	—	—

Total interest-earning assets	$1,319,548	$23,205	7.03%	$1,313,722	$22,418	6.83%

Cash and due from banks	$47,611			$48,552
Other non-interest-earning assets	41,017			43,792

Total assets	$1,408,176			$1,406,066

INTEREST-BEARING LIABILITIES
Saving, N.O.W. and money market deposits	$414,431	$1,221	1.18%	$469,826	$1,293	1.10%
Time deposits	317,379	3,484	4.39	254,673	2,390	3.75

Total saving and time deposits	731,810	4,705	2.57	724,499	3,683	2.03
Federal funds purchased and securities sold under agreement to repurchase	54,109	739	5.46	52,913	728	5.50
Other borrowings	72,893	983	5.39	75,046	1,027	5.47

Total interest-bearing liabilities	$858,812	$6,427	2.99%	$852,458	$5,438	2.55%

Rate spread			4.04%			4.27%
Non-interest-bearing deposits	$426,369			$439,814
Other non-interest-bearing liabilities	23,767			13,070

Total liabilities	$1,308,948			$1,305,342
Stockholders’ equity	99,228			100,724

Total liabilities and stockholders’ equity	$1,408,176			$1,406,066

Net-interest income (taxable-equivalent basis) and effective interest rate differential		$16,778	5.09%		$16,980	5.17%
Less: taxable-equivalent basis adjustment		(731)			(560)

Net-interest income		$16,047			$16,420

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

	In 2007 over 2006 Changes Due to
	Volume	Rate	Net Change
Interest-earning assets
U.S. Treasury securities	$2	$1	$3
Collateralized mortgage obligations	(359)	295	(64)
Mortgage-backed securities	(6)	—	(6)
Obligations of states & political subdivisions	513	(13)	500
U.S. government agency obligations	(160)	25	(135)
Corporate bonds & other securities	(4)	13	9
Federal funds sold & securities purchased under agreements to resell	(11)	1	(10)
Loans, including non-accrual loans	335	155	490

Total interest-earning assets	$310	$477	$787

Interest-bearing liabilities
Saving, N.O.W., & money market deposits	$(159)	$87	$(72)
Time deposits	648	446	1,094
Federal funds purchased & securities sold under agreements to repurchase	16	(5)	11
Other borrowings	(29)	(15)	(44)

Total interest-bearing liabilities	$476	$513	$989

Net change in net interest income (taxable-equivalent basis)	$(166)	$(36)	$(202)

Other Income

Other income increased slightly to $2,756,000 for the three months compared to $2,750,000 the previous year. Service charges on deposits were down 1.5 percent. Service charges, including commissions and fees other than for deposits, decreased by 12.7 percent. Trust revenue was up 21.8 percent. Other operating income increased by 38.5 percent. There were no net gains on the sale of securities for the third quarter of 2007 and 2006.

Other Expense

Other expense for the third quarter of 2007 was $9,907,000, down .9 percent from $10,002,000 for the comparable period in 2006. Employee compensation increased by 2.6 percent, net occupancy expense increased 11 percent, equipment expense decreased by 3 percent, and other operating expense decreased by 13 percent.

In accordance with the requirements of Statement of Financial Accounting Standards 132R (“SFAS 132R”), Suffolk presents information concerning net periodic defined benefit pension expense for the three months ended September 30, 2007 and 2006, including the following components:

	3 months 9/30/2007	3 months 9/30/2006	9 months 9/30/2007	9 months 9/30/2006
Service cost	$345,431	$350,337	$1,036,292	$1,051,011
Interest cost	370,522	339,996	1,111,565	1,019,987
Expected return on plan assets	(470,830)	(444,960)	(1,412,490)	(1,334,880)
Amortization of prior service cost	(995)	(995)	(2,984)	(2,984)
Amortization of unrecognized net actuarial loss	33,732	66,802	101,195	200,407

Net periodic benefit expense	$277,859	$311,180	$833,577	$933,541

A contribution of approximately $1,542,000 was made to the pension plan in June of 2007. There were no additional contributions required to be made to the plan in the three months ended September 30, 2007.

Capital Resources

Stockholders’ equity totaled $105,144,000 on September 30, 2007, a decrease of 3.2 percent from $108,566,000 on December 31, 2006. This was the result of cash dividends and the repurchase of shares, offset by net income, appreciation in the market value of securities available for sale, and the adoption of FIN 48. The ratio of equity to assets was 7.4 percent at September 30, 2007 and 7.8 percent at December 31, 2006. The following table details amounts and ratios of Suffolk’s regulatory capital: (in thousands of dollars except ratios)

	Actual		For capital adequacy		To be well capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2007

Total Capital (to risk-weighted assets)	$114,344	10.38%	$88,144	8.00%	$110,180	10.00%
Tier 1 Capital (to risk-weighted assets)	106,885	9.70%	44,072	4.00%	66,108	6.00%
Tier 1 Capital (to average assets)	106,885	7.60%	56,289	4.00%	70,362	5.00%

As of December 31, 2006

Total Capital (to risk-weighted assets)	$119,247	11.28%	$84,588	8.00%	$105,735	10.00%
Tier 1 Capital (to risk-weighted assets)	111,696	10.56%	42,294	4.00%	63,441	6.00%
Tier 1 Capital (to average assets)	111,696	8.02%	55,701	4.00%	69,627	5.00%

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

The provision for the allowance for loan losses was $22,000 for the third quarter of 2007, and $345,000 for the comparable period in 2006. During the third quarter of 2006, the remainder of a large loan that was in litigation and not performing, previously disclosed and fully reserved, was charged off. Suffolk will continue to pursue all legal remedies to collect the balance of this loan. Management believes the circumstances particular to this loan are not reflective of systematic weakness in Suffolk’s loan portfolio or of its underwriting standards.

The following table presents information about the allowance for loan losses: (in thousands of dollars except for ratios)

	For the last 12 months	For the three months ended
		Sept. 30 2007	June 30 2007	Mar. 31 2007	Dec. 31 2006
Allowance for loan losses
Beginning balance	$7,527	$7,397	$7,286	$7,551	$7,527
Total charge-offs	(229)	(22)	(18)	(112)	(77)
Total recoveries	354	62	111	101	80
Reclass to Allowance for Contingent Liabilities	(366)	—	—	(366)	—
Provision for loan losses	173	22	18	112	21

Ending balance	$7,459	$7,459	$7,397	$7,286	$7,551

Coverage ratios
Loans, net of discounts: average	$899,089	$919,791	$908,791	$889,321	$878,452
at end of period	914,058	934,102	926,552	904,091	891,486
Non-performing assets	858	952	935	719	824
Non-performing assets/total loans (net of discount)	0.09%	0.10%	0.10%	0.08%	0.09%
Net charge-offs/average net loans (annualized)	(0.07%)	(0.04%)	(0.06%)	(0.10%)	(0.07%)
Allowance/non-accrual, restructured, & OREO	876.09%	783.51%	791.12%	1,013.35%	916.38%
Allowance for loan losses/net loans	0.81%	0.80%	0.80%	0.81%	0.85%

Suffolk has financial and performance letters of credit. Financial letters of credit require Suffolk to make payment if the customer’s financial condition deteriorates, as defined in the agreements. Performance letters of credit require Suffolk to make payments if the customer fails to perform certain non-financial contractual obligations. The maximum potential undiscounted amount of future payments of these letters of credit as of September 30, 2007 is $21,672,000 and they expire as follows: (in thousands)

2007	$2,658
2008	17,312
2009	1,283
2010	245
Thereafter	174

$21,672

Amounts due under these letters of credit would be reduced by any proceeds that Suffolk would be able to obtain in liquidating the collateral for the loans, which varies depending on the customer. The allowance for contingent liabilities includes a provision of $33,000 for losses based on the letters of credit outstanding as of September 30, 2007.

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

Income Taxes

Under the liability method, deferred tax assets and liabilities are determined by the difference between the financial statement, and the tax bases of assets and liabilities. Deferred tax assets are subject to management’s judgment of available evidence that future realization is more likely than not. If management determines that Suffolk may be unable to realize all or part of the net deferred tax assets in the future, a direct charge to income tax expense may be required to reduce the recorded value of the net deferred tax asset to the amount management expects can be realized. On January 1, 2007, Suffolk adopted FIN 48. Suffolk determined, under the guidance of FIN 48 and the information available at the time, that is was not likely that the dividend received from its Real Estate Investment Trust subsidiary, would be included in full in taxable income as calculated for purposes of New York State tax. Accordingly, the cumulative effect of applying the provisions of FIN 48 were recorded as a credit adjustment to retained earnings in the amount of $2,013,000, as a result of the review, recognition, and measurement of uncertain tax positions. As of September 30, 2007, Suffolk had a liability for unrecognized tax benefits in the amount of $158,000. There have been no material changes in unrecognized tax benefits since January 1, 2007. Suffolk recognizes interest and penalties accrued relating to unrecognized tax benefits in income tax expense.

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

Item 4.

Controls and Procedures

Suffolk’s Chief Executive Officer and Chief Financial Officer (collectively, the “Certifying Officers”) are responsible for establishing and maintaining disclosure controls and procedures as defined in Rules 13a-15(e) of the Securities Exchange Act of 1934 for Suffolk. Based upon their evaluation of these controls and procedures as of September 30, 2007, the Certifying Officers have concluded that Suffolk’s disclosure controls and procedures are effective.

In addition, there has been no significant change in Suffolk’s internal controls over financial reporting that occurred during Suffolk’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, Suffolk’s internal controls over financial reporting.

PART II

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

The following table details repurchases of common stock during the third quarter of 2007:

Quarter ending	Total shares repurchased	Average price per share	Aggregate cost
September 30, 2007	85,100	$29.55	$2,514,399

Item 6.

Exhibits and Reports on Form 8-K

CERTIFICATION OF PERIODIC REPORT - Exhibit 31.1

CERTIFICATION OF PERIODIC REPORT - Exhibit 31.2

CERTIFICATION OF PERIODIC REPORT - Exhibit 32.1

CERTIFICATION OF PERIODIC REPORT - Exhibit 32.2

The following reports were filed on Form 8-K during the three month period ended September 30, 2007.

Current Report on Form 8-K – the Company’s press release titled, “Suffolk Bancorp Announces Earnings for the Second Quarter of 2007,” dated July 16, 2007.

Current Report on Form 8-K – the Company’s press release titled, “Suffolk Bancorp Announces Regular Quarterly Dividend,” dated August 27, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUFFOLK BANCORP

Date: November 2, 2007	/s/ Thomas S. Kohlmann
Thomas S. Kohlmann
President & Chief Executive Officer

Date: November 2, 2007	/s/ J. Gordon Huszagh
J. Gordon Huszagh
Executive Vice President & Chief Financial Officer