Form 10-K
period 2007-12-31
SUFFOLK BANCORP
filed 2008-03-07
CIK 754673

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31,

-OR-

☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _________ to ___________.

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

The aggregate market value of the common equity held by non-affiliates of the Registrant as of the last business day of the Registrant’s most recently completed second fiscal quarter was $305.4 million.

As of January 31, 2008, there were 9,610,730 shares outstanding of the Registrant’s common stock.

On The Cover

Water Mill, Mecox Bay, and Flying Point

Two historic mills are the most important landmarks in the hamlet of Water Mill (center background just below Mill Pond), which is located about one-third of the way east of the beginning of the South Fork of Long Island. Built to designs common in the 17th and 18th centuries, and sheathed in cedar shingles, the mills stand within sight of one another. The one for which the hamlet is named is powered by the flow of water from Mill Pond (background just below the farm fields) through Mill Creek to Mecox Bay (right and left foreground). Renovated to its current form in 1726, it dates to 1640 when Edward Howell, a miller from Lynn, Massachusetts, was granted 40 acres at the mouth of Mill Pond to build a new gristmill in exchange for his services in grinding grain for residents of the nearby settlement of Southampton. The other, built later, is a traditional windmill which uses canvas sails on wooden frames to harness the wind. Mecox Bay itself has often been “let” open to the ocean (bottom foreground), both to release excess water, and to adjust the salinity of the bay to encourage the growth of shellfish, harvested by local residents for centuries. Today, the Bay and the adjacent beach at Flying Point (right bottom foreground) provide an extraordinary setting for swimmers, kayakers, and rowers to pursue their pastimes.

After the Long Island Rail Road was extended to Water Mill during the 1870’s, it became the summer home of wealthy New Yorkers who built great houses around Mill Pond and Mecox Bay. This remains the case to this day, where as recently as 2006, Water Mill’s Zip code was listed as the 6th most expensive Zip code in the United States based on median house prices, according to Forbes magazine. SCNB maintains a full-service office within walking distance of the center of Water Mill.

Corporate Profile

Suffolk Bancorp does commercial banking through its wholly owned subsidiary, Suffolk County National Bank. Organized in 1890, “SCNB” is a full-service, nationally chartered commercial bank. Most of SCNB’s revenue comes from net interest income, and the remainder from charges for a variety of services. SCNB has built a good reputation for personal, attentive service, resulting in a loyal and growing clientele. SCNB operates 29 full-service offices throughout Suffolk County, New York.

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

Financial Highlights

	(dollars in thousands, except ratios, share, and per-share information)
	December 31,	2007	2006
EARNINGS FOR THE YEAR	Net income	$22,128	$22,628
	Net interest income	63,964	65,710
	Net income-per-share	2.24	2.20
	Cash dividends-per-share	0.88	0.88

BALANCES AT YEAR END	Assets	$1,470,581	$1,392,649
	Net loans	951,128	883,896
	Investment securities	410,407	418,343
	Deposits	1,143,375	1,139,075
	Equity	108,981	108,566
	Shares outstanding	9,610,730	10,242,292
	Book value per common share	$11.34	$10.60

RATIOS	Return on average equity	21.47%	22.16%
	Return on average assets	1.57	1.61
	Average equity to average assets	7.30	7.25
	Net interest margin (taxable-equivalent)	5.06	5.16
	Efficiency ratio	54.17	52.34
	Net (recoveries) charge-offs to average net loans	(0.01)	0.36

CORPORATE INFORMATION

Suffolk Bancorp Annual Meeting

Tuesday, April 8, 2008, 1:00 P.M.

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

“FOCUS—DISCIPLINE—CONSISTENCY”

Dear Shareholder:

It is gratifying to have encouraging news to report for a period of time when financial markets were so unpredictable. Suffolk Bancorp and its wholly owned subsidiary, Suffolk County National Bank, were able to perform consistently and well during 2007, a year during which the markets for credit and housing took sharp downturns and a number of financial institutions performed poorly. This resulted in something of a crisis in liquidity, and much more expensive funding than during the previous year. Key results at Suffolk include the following:

Net income was $22,128,000, down 2.2 percent from $22,628,000 last year. However, earnings-per-share were $2.24, up 1.8 percent compared to $2.20 during 2006, owing to tight management of capital to the regulatory standard of “well-capitalized,” while also maximizing profitability for our shareholders. Net interest income decreased by 2.7 percent, to $63,964,000 from $65,710,000. Our average loan portfolio grew slightly from last year, by 1.4 percent. As liquidity contracted both domestically and globally as a result of recent losses in the sub-prime mortgage markets, deposits were flat and there was migration from non-maturity time deposits to higher yielding certificates of deposit. Average borrowings increased, resulting in a substantial increase in interest expense and small declines in net interest income margin. Income other than from interest was essentially flat, with decreases in service charges offset by a 12.5 percent increase in trust revenue. We kept a tight rein on non-interest expense, which increased slightly, by 1.0 percent, to $40,392,000 from $39,975,000.

To put that in perspective, return on average equity (“ROE”) was 21.47, down slightly from 22.16 percent last year, thus making seven consecutive years that this measure has exceeded 20 percent. That compares to ROE of 8.40 percent for banks in the New York metropolitan area at September 30, 2007, the date of the most recently available information (source: SNL Securities). We expect the spread between Suffolk’s performance and that of our region to be even wider once fourth quarter results are fully known. Return on average assets decreased to 1.57 percent from 1.61 percent, again compared to 0.80 percent for the New York metro area. Our net interest margin decreased to 5.06 percent from 5.16 percent, compared to 3.59 percent in greater New York. The quality of our assets remains high, with net recoveries of 0.01 percent for the year compared to net charge-offs of 0.30 percent for New York metropolitan banks. The Allowance for Loan Losses is 4.66 times non-performing loans. While the provision for possible loan losses was increased during the fourth quarter to reflect our historic methodology in computing the allowance, it was down 61 percent for the year. Our efficiency ratio did increase from year to year to 54.17 percent compared to 52.34 percent, but was, again, substantially better than the 68.62 percent recently posted by our regional competitors.

The biggest challenges in the past year remained in funding our operations, as major players in worldwide markets have bid up the price of funds as they wrote down a significant portion of their investments in mortgages and mortgage-backed securities, as well as other exotic financial instruments. They were forced to finance their losses in the same markets we draw upon for our own funding.

If the following remarks sound familiar to those I have made in the past, they are and should be. Banking is an incremental business, built on margins. Achievement in this industry is based on a disciplined and careful approach to maintaining those margins. We build our balance sheet one, carefully underwritten loan at a time; one, thoughtfully considered security at a time; and one, correctly priced deposit at a time. Key is the ability to adhere to consistent and well-considered standards, in both boom times and in times like these. The true value in our business lies in the relationships we build with our customers over months and years. There are no sudden pops or sizzle at a well-run bank, just a steady accumulation of value based on the time value of money over the long-run. Success lies in doing a great number of small things well while avoiding major mistakes. As an example, once again, I would like to remind investors that we have maintained our standards, both in the loans we make directly, and by investing in collateralized mortgage obligations the quality and structure of which we have evaluated just as carefully as we underwrite our loans. We want to preserve our place among the higher performing banks in the nation.

2008 will be a difficult year as financial markets and the economy in general sort themselves out. We are ready, clearly and sharply focused on our shareholders’, customers’, and employees’ common interests, today, tomorrow, and in the years to come.

Sincerely,

Thomas S. Kohlmann
Chairman, President & Chief Executive Officer

PRICE RANGE OF COMMON STOCK AND DIVIDENDS

Suffolk’s common stock is traded in the over-the-counter market, and is quoted on the NASDAQ National Market System under the symbol “SUBK.” Following are quarterly high and low prices of Suffolk’s common stock as reported by NASDAQ.

2007	High	Low	Dividends	2006	High	Low	Dividends
First Quarter	$38.80	$30.56	$0.22	First Quarter	$37.00	$31.77	$0.22
Second Quarter	34.00	29.75	0.22	Second Quarter	35.00	28.17	0.22
Third Quarter	33.92	25.55	0.22	Third Quarter	35.00	29.30	0.22
Fourth Quarter	36.00	29.54	0.22	Fourth Quarter	38.95	31.01	0.22

SUMMARY OF SELECTED FINANCIAL DATA

FIVE-YEAR SUMMARY: (dollars in thousands except shares and per-share amounts)
For the year ended December 31,	2007	2006	2005	2004	2003
Interest income	$89,081	$86,209	$75,673	$67,984	$70,995
Interest expense	25,117	20,499	11,312	7,379	9,801

Net interest income	63,964	65,710	64,361	60,605	61,194
Provision for loan losses	377	966	1,575	1,973	932

Net interest income after provision	63,587	64,744	62,786	58,632	60,262
Other income	10,595	10,672	10,145	12,294	11,310
Other expense	40,392	39,975	37,453	36,621	36,190

Income before income taxes	33,790	35,441	35,478	34,305	35,382
Provision for income taxes	11,662	12,813	13,376	13,430	14,046

Net Income	$22,128	$22,628	$22,102	$20,875	$21,336

BALANCE AT DECEMBER 31:
Federal funds sold	$2,700	$—	$—	$2,500	$4,300
Investment securities – available for sale	392,796	403,246	400,038	427,678	376,189
Investment securities – held to maturity	17,611	15,097	17,274	14,461	14,641

Total investment securities	410,407	418,343	417,312	442,139	390,830
Net loans	951,128	883,896	895,209	817,220	830,510
Total assets	1,470,581	1,392,649	1,409,866	1,348,218	1,328,757
Total deposits	1,143,375	1,139,075	1,158,707	1,197,592	1,187,496
Other borrowings	198,320	120,135	127,975	25,300	20,000
Stockholders’ equity	$108,981	$108,566	$102,001	$106,212	$100,170

SELECTED FINANCIAL RATIOS:
Performance:
Return on average equity	21.47%	22.16%	22.18%	20.85%	21.93%
Return on average assets	1.57	1.61	1.59	1.53	1.64
Net interest margin (taxable-equivalent)	5.06	5.16	5.09	4.90	5.13
Efficiency ratio	54.17	52.34	50.28	50.24	49.91
Average equity to average assets	7.30	7.25	7.19	7.35	7.50
Dividend pay-out ratio	39.70	39.19	37.56	39.69	38.74
Asset quality:
Non-performing assets to total loans, net of discount	0.17	0.09	0.49	0.65	0.22
Non-performing assets to total assets	0.11	0.06	0.32	0.40	0.14
Allowance to non-performing assets	465.53	916.38	220.41	153.06	470.09
Allowance to loans, net of discount	0.80	0.85	1.09	0.99	1.02
Net charge-offs (recoveries) to average net loans	(0.01)	0.36	(0.01)	0.28	0.13

PER-SHARE DATA:
Net income (basic)	2.24	2.20	2.09	1.92	1.92
Cash dividends	0.88	0.88	0.79	0.76	0.76
Book value at year-end	11.34	10.60	9.80	9.80	9.15
Highest market value	38.80	38.95	37.00	36.30	37.58
Lowest market value	25.55	28.17	25.68	29.69	29.40
Average shares outstanding	9,895,301	10,279,870	10,570,896	10,882,327	11,055,897

Number of full-time-equivalent employees	350	357	369	374	377
Number of branch offices	29	27	27	26	26
Number of automatic teller machines	26	26	25	25	24

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

The discussion that follows analyzes Suffolk Bancorp’s (“Suffolk”) operations for each of the past three years and its financial condition as of December 31, 2007 and 2006, respectively. Selected tabular data are presented for each of the past five years.

Summary of Recent Developments and Current Trends

Suffolk Bancorp is a one-bank holding company engaged in the commercial banking business through The Suffolk County National Bank, a full-service commercial bank headquartered in Riverhead, New York. “SCNB” is Suffolk Bancorp’s wholly owned subsidiary. Organized in 1890, Suffolk County National Bank is headquartered on Long Island, with 29 offices in Suffolk County, New York.

Recent Developments

Interest rates remained steady during the first nine months of 2007, then declined in the fourth quarter, in part as a result of reductions to the federal funds and discount target rates set by the Federal Reserve Board. Late during the third quarter, financial markets developed increased volatility as certain investors reported losses in subprime mortgages. That volatility increased throughout the fourth quarter as some major financial institutions announced write-downs of securities backed by those mortgages, and as the value of residential real estate declined. Suffolk’s net interest margin, on a taxable-equivalent basis, decreased to 5.06 percent from 5.16 percent, year to year.

Return on average equity decreased, to 21.47 percent for the year from 22.16 percent during 2006, and basic earnings-per-share increased to $2.24, from $2.20 during the prior year.

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

•

Pursuing an ongoing program of capital management, which applies leverage to shareholders’ investment by means of the selective repurchase of shares, while maintaining “well-capitalized” status with regulatory agencies. During the year, Suffolk repurchased approximately 6.2 percent of the shares outstanding at the beginning of 2007.

•

Maintaining emphasis on both commercial and personal demand deposits, while responding to increased call for time certificates of $100,000 or more. Demand deposits decreased 0.9 percent year to year, while other interest-bearing deposits increased by 1.1 percent. Time certificates of $100,000 or more increased 42.7% year to year. Continued emphasis on evaluating the “marginal-cost-of-funds” in determining where to obtain funds.

•

Managing net loan charge-offs/recoveries aggressively. During 2007, net recoveries amounted to 1 basis point (“bp”) of net loans, an amount that was better than net charge-offs posted by the banking industry as a whole.

•	Consistent underwriting and pricing for lending to preserve both credit quality and yields in the face of competition. Continuing emphasis on preservation of margins over less profitable growth.

Current Trends

•

Continued changes in the balance of funding from deposits to borrowings from capital markets were undertaken to moderate the rate of increase in interest paid for deposits. During 2007, there was a sharp reduction in the liquidity of money markets in response to losses in subprime mortgages, leading some large institutions to borrow aggressively. Short-term money rates have typically exceeded targets set by the Federal Reserve Bank, and provoked sharp competition for funds.

•

Commercial loans and mortgages, residential mortgages, and construction loans offset the decline in home equity and consumer loans, with increasing rates of return. Certain competitors continue to price loans without an appropriate premium for the risk inherent in their longer terms.

Suffolk’s Business

Nearly all of Suffolk’s business is to provide banking services to its commercial and retail customers in Suffolk County, on Long Island, New York. Suffolk is a one-bank holding company. Its banking subsidiary, Suffolk County National Bank (the “Bank”), operates 29 full-service offices in Suffolk County, New York. It offers a full line of domestic, retail, and commercial banking services, and trust services. The Bank’s primary lending area includes all of Suffolk County, New York, and a limited number of loans or loan-participations in the adjacent markets of Nassau County and New York City. The Bank makes loans that are secured by commercial real estate and float with the prime rate, and that are retained in the Bank’s portfolio: commercial and industrial loans to small manufacturers, wholesalers, builders, farmers, and retailers, including dealer financing. The Bank serves as an indirect lender to the customers of a number of automobile dealers. The Bank also makes loans secured by residential mortgages, and both fixed and floating rate second mortgage loans with a variety of plans for repayment. Real estate construction loans are also offered.

Other investments are made in short-term United States Treasury debt, high-quality obligations of municipalities in New York and other states, issues of agencies of the United States government, collateralized mortgage obligations, mortgage-backed securities, and stock in the Federal Reserve Bank and the Federal Home Loan Bank of New York, each required as a condition of membership.

The Bank finances most of its activities with deposits, including demand, saving, N.O.W., and money market accounts, as well as term certificates. It also relies on other short-term sources of funds, including inter-bank overnight loans, and sale-repurchase agreements.

General Economic Conditions

Long Island has a population of approximately 2.8 million people, which accounts for 20 percent of the population of New York State. Health services and education clusters grew the fastest of all industry clusters over the past five years. Long Island’s overall private sector employment grew by about 9 percent between 1998 and 2007; however, more recently, private sector employment declined by 2% from 2006 to 2007. Average pay per employee on Long Island increased 6% from 1998 to 2007 compared to the national average, which rose 15%, indicating that national income has grown faster than on Long Island. (Source: Long Island Index 2008)

The economy on Long Island continued to show a decrease in growth during 2007. Following several consecutive years with double-digit increases, home sales and prices continued to level off during 2007. Interest rates remained steady during 2007, until the fourth quarter when rates declined 100 bp. Demand for finance, information, transportation, and tourism continued, and employment remained stable in the region. Long Island has a highly educated and skilled work force and a diverse industrial base. It is adjacent to New York City, one of the world’s largest centers of distribution and a magnet for finance and culture. The island’s economic cycles vary from those of the national economy. In general, Long Island’s economy seems to have been more stable than the national economy, owing in part to its comparative diversity.

Results of Operations

Net Income

Net income was $22,128,000 compared to $22,628,000 last year and $22,102,000 in 2005. These figures represent a decrease of 2.2 percent and an increase of 2.4 percent, respectively. Basic earnings-per-share were $2.24 during 2007, compared to $2.20 last year and $2.09 in 2005.

Net Interest Income

Net interest income during 2007 was $63,964,000, down 2.7 percent from $65,710,000 in 2006, which was up 2.1 percent from $64,361,000 in 2005. Net interest income is the most important part of the net income of Suffolk. The effective interest rate differential, on a taxable-equivalent basis, was 5.06 percent in 2007, 5.16 percent during 2006, and 5.09 percent in 2005. Average rates on average interest-earning assets increased to 6.96 percent in 2007, up from 6.72 percent in 2006, and 5.97 percent in 2005. Average rates on average interest-bearing liabilities increased to 2.91 percent in 2007, up from 2.39 percent in 2006, and 1.34 percent in 2005. The interest rate differential decreased in 2007, from 2006 and 2005. Demand deposits remained a significant source of funds as a percentage of total liabilities.

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

Year ended December 31,	2007			2006			2005
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Interest-earning assets
U.S. Treasury securities	$9,526	$406	4.26%	$9,580	$405	4.23%	$9,416	$393	4.17%
Collateralized mortgage obligations	142,876	7,605	5.32	174,680	7,887	4.52	230,248	9,457	4.11
Mortgage-backed securities	953	67	7.03	1,369	95	6.94	2,733	140	5.12
Obligations of states & political subdivisions	139,429	8,234	5.91	101,923	6,072	5.96	57,587	3,269	5.68
U.S. government agency obligations	114,190	4,576	4.01	122,573	4,879	3.98	125,443	4,896	3.90
Corporate bonds & other securities	5,727	423	7.39	5,755	343	5.96	3,055	147	4.81
Federal funds sold & securities purchased under agreements to resell	2,637	140	5.31	5,426	281	5.18	2,904	91	3.13
Loans, including non-accrual loans
Commercial, financial & agricultural loans	193,885	16,213	8.36	185,548	15,192	8.19	169,338	11,392	6.73
Commercial real estate mortgages	298,632	22,480	7.53	305,121	22,883	7.50	288,065	19,965	6.93
Real estate construction loans	84,610	8,786	10.38	71,290	7,283	10.22	56,191	5,134	9.14
Residential mortgages (1st and 2nd liens)	158,294	10,160	6.42	134,687	8,829	6.56	117,575	7,476	6.36
Home equity loans	68,239	5,725	8.39	78,464	6,373	8.12	78,465	5,082	6.48
Consumer loans	98,739	7,084	7.17	115,807	7,766	6.71	142,426	9,268	6.51
Other loans	2,489	—	—	1,671	—	—	2,098	—	—

Total interest-earning assets	$1,320,226	$91,899	6.96%	$1,313,894	$88,288	6.72%	$1,285,544	$76,710	5.97%

Cash & due from banks	$46,744			$47,044			$47,803
Other non-interest-earning assets	45,611			47,713			52,732

Total assets	$1,412,581			$1,408,651			$1,386,079
Interest-bearing liabilities
Saving, N.O.W. & money market deposits	$417,472	$4,838	1.16%	$475,634	$4,791	1.01%	$561,137	$3,689	0.66%
Time deposits	311,098	13,275	4.27	245,996	8,748	3.56	218,825	5,431	2.48

Total saving & time deposits	728,570	18,113	2.49	721,630	13,539	1.88	779,962	9,120	1.17
Federal funds purchased & securities sold under agreements to repurchase	54,531	2,876	5.27	58,678	2,955	5.04	35,208	1,252	3.56
Other borrowings	79,328	4,128	5.20	78,833	4,005	5.08	27,961	940	3.36

Total interest-bearing liabilities	$862,429	$25,117	2.91%	$859,141	$20,499	2.39%	$843,131	$11,312	1.34%

Rate spread			4.05%			4.33%			4.63%
Non-interest-bearing deposits	$425,553			$431,067			$423,214
Other non-interest-bearing liabilities	21,547			16,342			20,066

Total liabilities	$1,309,529			$1,306,550			$1,286,411
Stockholders’ equity	103,052			102,101			99,668

Total liabilities & stockholders’ equity	$1,412,581			$1,408,651			$1,386,079
Net interest income (taxable-equivalent basis) & effective interest rate differential		$66,782	5.06%		$67,789	5.16%		$65,398	5.09%
Less: taxable-equivalent basis adjustment		(2,818)			(2,079)			(1,037)

Net interest income		$63,964			$65,710			$64,361

Interest income on a taxable-equivalent basis includes the additional amount of interest income that would have been earned if Suffolk’s investment in nontaxable U.S. Treasury securities and state and municipal obligations had been subject to New York State and federal income taxes yielding the same after-tax income. The rate used for this adjustment was approximately 34 percent for federal income taxes and 9 percent for New York State income taxes for all periods. For each of the years 2007, 2006, and 2005, $1.00 of nontaxable income from obligations of states and political subdivisions equates to fully taxable income of $1.52, and $1.00 of nontaxable income from taxable obligations of state and political subdivisions equates to fully taxable income of $1.50. In addition, in 2007, 2006, and 2005, $1.00 of nontaxable income on U.S. Treasury securities equates to $1.02 of fully taxable income. Various loan fees included in interest income amounted to $2,156,000, $2,664,000, and $2,376,000 in 2007, 2006, and 2005, respectively.

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

	In 2007 over 2006 Changes Due to			In 2006 over 2005 Changes Due to
	Volume	Rate	Net Change	Volume	Rate	Net Change
Interest-earning assets
U.S. Treasury securities	$(2)	$3	$1	$7	$5	$12
Collateralized mortgage obligations	(1,566)	1,284	(282)	(2,443)	873	(1,570)
Mortgage-backed securities	(29)	1	(28)	(84)	40	(44)
Obligations of states & political subdivisions	2,218	(56)	2,162	2,601	202	2,803
U.S. government agency obligations	(336)	33	(303)	(113)	96	(17)
Corporate bonds & other securities	(2)	82	80	154	42	196
Federal funds sold & securities purchased under agreements to resell	(148)	7	(141)	108	81	189
Loans, including non-accrual loans	949	1,173	2,122	2,710	7,299	10,009

Total interest-earning assets	$1,084	$2,527	$3,611	$2,940	$8,638	$11,578

Interest-bearing liabilities
Saving, N.O.W., & money market deposits	$(625)	$672	$47	$(629)	$1,731	$1,102
Time deposits	2,579	1,948	4,527	739	2,578	3,317
Federal funds purchased & securities sold under agreements to repurchase	(215)	136	(79)	2,908	22	2,930
Other borrowings	25	98	123	667	1,171	1,838

Total interest-bearing liabilities	$1,764	$2,854	$4,618	$3,685	$5,502	$9,187

Net change in net interest income (taxable-equivalent basis)	$(680)	$(327)	$(1,007)	$(745)	$3,136	$2,391

Interest Income

Interest income increased to $89,081,000 in 2007, up 3.3 percent from $86,209,000 in 2006, and 13.9 percent from $75,673,000 in 2005.

Investment Securities

Average investment in U.S. government agency securities decreased to $114,190,000 from $122,573,000 in 2006, and $125,443,000 in 2005. Average balances of CMO’s decreased to $142,876,000 in 2007 from $174,680,000 in 2006, and $230,248,000 in 2005. Average investments in municipal securities increased to $139,429,000 in 2007, up from $101,923,000 in 2006 and $57,587,000 in 2005. U.S. Treasury, U.S. government agency, collateralized mortgage obligations, and municipal securities provide collateral for various liabilities to municipal depositors. Securities are Suffolk’s primary source of liquidity. With regard to securities characterized as available for sale, in general, Suffolk has the intent and ability to hold them until maturity. The following table summarizes Suffolk’s investment securities available for sale and held to maturity as of the dates indicated: (in thousands)

December 31,	2007	2006	2005
Investment securities available for sale, at fair value:
U.S. Treasury securities	$9,838	$9,423	$9,337
U.S. government agency debt securities	105,066	122,883	123,421
Collateralized mortgage obligations agency issues	129,562	156,239	194,404
Mortgage-backed securities	859	1,072	1,788
Obligations of states & political subdivisions	147,471	113,629	71,088

Total investment securities available for sale	392,796	403,246	400,038

Investment securities held to maturity:
Obligations of states & political subdivisions	9,055	9,913	11,378
Corporate bonds & other securities	8,556	5,184	5,896

Total investment securities held to maturity	17,611	15,097	17,274

Total investment securities	$410,407	$418,343	$417,312

Fair value of investment securities held to maturity	$18,199	$15,647	$17,885
Unrealized gains	603	588	664
Unrealized losses	15	38	53

The amortized cost, maturities, and approximate weighted average yields, at December 31, 2007 are as follows: (in thousands)

	Available for Sale						Held to Maturity
	U.S. Treasury Securities		U.S. Govt. Agency Debt		Obligations of States & Political Subdivisions		Obligations of States & Political Subdivisions		Corporate Bonds & Other Securities
Maturity (in years)	Fair Value	Yield	Fair Value	Yield	Fair Value	Yield	Amortized Cost	Yield	Amortized Cost	Yield	Total	Yield
Within 1	$—	—%	$46,940	4.27	$—	—	$2,326	3.95%	$—	—	$49,266	4.25%
After 1 but within 5	9,838	4.18	58,126	3.80%	3,521	3.78	1,501	4.12%	—	—	$72,986	3.86%
After 5 but within 10	—	—	—	—	92,348	3.62	5,018	5.48	—	—	$97,366	3.72%
After 10	—	—	—	—	51,602	3.91%	210	3.81%	—	—	$51,812	3.91%
Other securities	—	—	—	—	—	—	—	—	8,556	—	$8,556	—

Subtotal	$9,838	4.18%	$105,066	4.01%	$147,471	3.73%	$9,055	4.82%	$8,556	—	$279,986	3.77%
Collateralized mortgage obligations											$129,562	5.48%
Mortgage-backed securities											$859	7.38%
Total	$9,838	4.18%	$105,066	4.01%	$147,471	3.73%	$9,055	4.82%	$8,556	—	$410,407	4.32%

As a member of the Federal Reserve System, the Bank owns Federal Reserve Bank stock with a book value of $638,000. Being an equity investment, the stock has no maturity. There is no public market for this investment. The last dividend was 6.0 percent.

As a member of the Federal Home Loan Bank of New York, the Bank owns Federal Home Loan Bank of New York stock with a book value of $7,818,000. Being an equity investment, the stock has no maturity. There is no public market for this investment. The last declared dividend was 8.05 percent.

Loan Portfolio

Loans, net of unearned discounts but before the allowance for loan losses, totaled $958,800,000. Loans secured by commercial real estate amounted to $318,601,000 and comprise 33.2 percent of the portfolio, the largest single component, up from $292,458,000 in 2006, and $308,436,000 in 2005. Commercial and industrial loans followed at $204,242,000, up 11.7 percent from $182,840,000 at the end of 2006. These loans are made to small local businesses throughout Suffolk County. Commercial loan balances are seasonal, particularly in the Hamptons where retail inventories rise in the spring and decline by autumn. Consumer loans are a declining part of the portfolio. Net of unearned discounts, they totaled $99,314,000 at the end of 2007, down 3.7 percent from $103,102,000 at year-end 2006. Consumer loans include primarily indirect, dealer-generated automobile loans. Competition among commercial banks and with captive finance companies of automobile manufacturers has reduced yields and volume. Additionally, rising fuel costs and uncertainties regarding the economy have led to a decline in consumer confidence, affecting automobile sales. As commerce on Long Island strengthened, commercial loans and mortgages offered continuing opportunity.

The remaining significant components of the loan portfolio are residential mortgages at $184,743,000, up 19.1 percent from $155,107,000; home equity loans at $67,081,000, down 12.2 percent from $76,361,000; and construction loans at $83,715,000, up 3.8 percent from $80,687,000. Current economic trends continue to indicate a slowing housing market, as inventories of unsold homes and foreclosures increased.

The following table categorizes total loans (net of unearned discounts) at December 31: (in thousands)

	2007		2006		2005		2004		2003
Commercial, financial & agricultural loans	$204,242	21.3%	$182,840	20.5%	$179,523	19.8%	$158,205	19.2%	$171,616	20.4%
Commercial real estate mortgages	318,601	33.2%	292,458	32.8%	308,436	34.1%	262,262	31.8%	232,119	27.7%
Real estate - construction loans	83,715	8.7%	80,687	9.1%	67,411	7.5%	50,455	6.1%	30,461	3.6%
Residential mortgages (1st and 2nd liens)	184,743	19.3%	155,107	17.4%	131,006	14.5%	114,969	13.9%	113,979	13.6%
Home equity loans	67,081	7.0%	76,361	8.6%	80,775	8.9%	75,486	9.1%	60,397	7.2%
Consumer loans	99,314	10.3%	103,102	11.5%	132,930	14.7%	162,206	19.7%	229,711	27.4%
Other loans	1,104	0.1%	892	0.1%	4,956	0.5%	1,847	0.2%	778	0.1%

Total loans (net of unearned discounts)	$958,800	100%	$891,447	100%	$905,037	100%	$825,430	100%	$839,061	100%

Non-Performing Loans

Generally, recognition of interest income is discontinued when reasonable doubt exists as to whether interest can be collected. Ordinarily, loans no longer accrue interest when 90 days past due. When a loan stops accruing interest, all interest accrued in the current year, but not collected, is reversed against interest income in the current year. Any interest accrued in prior years is charged against the allowance for loan losses. Loans start accruing interest again when they become current as to principal and interest, and when, in the opinion of management, they can be collected in full. All non-performing loans are reflected in the foregoing tables.

The following table shows non-accrual, past due, and restructured loans at December 31: (in thousands)

	2007	2006	2005	2004	2003
Loans accruing but past due contractually
90 days or more	$23	$68	$—	$—	$1,286
Loans not accruing interest	1,648	824	4,459	5,337	1,784
Restructured loans	—	—	—	27	35

Total	$1,671	$892	$4,459	$5,364	$3,105

Interest on loans that are restructured or are no longer accruing interest would have amounted to about $131,000 for 2007 under the contractual terms of those loans. Suffolk records the payment of interest on such loans as a reduction of principal. Interest income recognized on restructured and non-accrual loans was immaterial for the years 2007, 2006, and 2005. Suffolk has a formal procedure for internal credit review to more precisely identify risk and exposure in the loan portfolio. A single credit, the circumstances of which are particular to that loan, was charged off during 2006. Management does not believe that it is reflective of a systemic weakness in the loan portfolio or of the underwriting standards and procedures.

Summary of Loan Losses and Allowance for Loan Losses

The allowance for loan losses is determined by continuous analysis of the loan portfolio. That analysis includes changes in the size and composition of the portfolio, historical loan losses, industry-wide losses, current and anticipated economic trends, and details about individual loans. It also includes estimates of the actual value of collateral and other possible sources of repayment. There can be no assurance that the allowance is, in fact, adequate. When a loan, in full or in part, is deemed uncollectible, it is charged against the allowance. This happens when it is well past due and the borrower has not shown the ability or intent to make the loan current, or the borrower does not have enough assets to pay the debt, or the value of the collateral is less than the balance of the loan and not likely to improve soon. Residential real estate and consumer loans are analyzed as a group and not individually because of the large number of loans, small balances, and historically low losses. In the future, the provision for loan losses may change as a percentage of total loans. The percentage of net recoveries to average net loans during 2007 was 0.01 percent, compared to net charge-offs of 0.36 percent in 2006, and net recoveries of 0.01 percent during 2005. The ratio of the allowance for loan losses to loans, net of discounts, was 0.80 percent at the end of 2007, down from 0.85 percent in 2006 and 1.09 percent in 2005. A summary of transactions follows: (in thousands)

Year ended December 31,	2007	2006	2005	2004	2003
Allowance for loan losses, January 1,	$7,551	$9,828	$8,210	$8,551	$8,695

Loans charged-off:
Commercial, financial & agricultural loans	133	3,547	180	2,130	110
Commercial real estate mortgages	—	—	—	—	—
Real estate - construction loans	—	—	—	—	—
Residential mortgages (1st and 2nd liens)	—	—	—	—	—
Home equity loans	—	—	—	—	62
Consumer loans	48	210	428	1,059	1,835
Lease finance	—	—	—	—	—
Other loans	—	—	—	—	5

Total Charge-offs	$181	$3,757	$608	$3,189	$2,012

Loans recovered after being charged-off	2007	2006	2005	2004	2003
Commercial, financial & agricultural loans	79	56	46	50	23
Commercial real estate mortgages	—	—	—	—	—
Real estate – construction loans	—	—	—	—	—
Residential mortgages (1st and 2nd liens)	—	—	—	—	—
Home equity loans	—	—	—	—	—
Consumer loans	236	458	605	825	913
Lease finance	—	—	—	—	—
Other loans	—	—	—	—	—
Total recoveries	$315	$514	$651	$875	$936

Net loans charged-off (recovered)	(134)	3,243	(43)	2,314	1,076
Reclass to Allowance for Contingent Liabilities (1)	(390)	—	—	—	—
Provision for loan losses	377	966	1,575	1,973	932

Allowance for loan losses, December 31,	$7,672	$7,551	$9,828	$8,210	$8,551

(1)	Prior year amounts not reclassified due to immateriality.

The following table summarizes the allowance for loan losses allocated by loan type: (dollars in thousands)

As of December 31,	2007	% of Total	2006	% of Total	2005	% of Total	2004	% of Total	2003	% of Total
Commercial, financial & agricultural loans	$3,762	49.0%	$2,852	37.7%	$5,209	53.0%	$4,004	48.8%	$3,072	35.9%
Commercial real estate mortgages	2,264	29.5%	2,139	28.3%	2,431	24.7%	2,597	31.6%	2,939	34.4%
Real estate – construction loans	542	7.1%	518	6.9%	388	4.0%	261	3.2%	208	2.4%
Residential mortgages (1st and 2nd liens)	239	3.1%	190	2.5%	162	1.7%	215	2.6%	233	2.7%
Home equity loans	290	3.8%	450	6.0%	502	5.1%	540	6.6%	551	6.4%
Consumer loans	334	4.4%	272	3.6%	434	4.4%	593	7.2%	1,389	16.3%
Unallocated allowance	241	3.1%	1,130	15.0%	702	7.1%	—	0.0%	159	1.9%

Allowance for loan losses	$7,672	100%	$7,551	100%	$9,828	100%	$8,210	100%	$8,551	100%

The following table presents information concerning loan balances and asset quality: (dollars in thousands)

Year ended December 31,	2007	2006	2005	2004	2003
Loans, net of discounts:
Average	$931,292	$901,351	$863,057	$825,348	$816,058
At end of period	958,800	891,447	905,037	825,430	839,061
Non-performing assets/total loans, net of discounts	0.17%	0.09%	0.49%	0.65%	0.22%
Non-performing assets/total assets	0.11	0.06	0.32	0.40	0.14
Ratio of net charge-offs (recoveries)/average net loans	(0.01)	0.36	(0.01)	0.28	0.13
Net charge-offs (recoveries)/net loans at December 31,	(0.00)	0.36	(0.00)	0.28	0.13
Allowance for loan losses/loans, net of discounts	0.80	0.85	1.09	0.99	1.02

Interest Expense

Interest expense in 2007 was $25,117,000, up from $20,499,000 the year before, and $11,312,000 during 2005. Most interest was paid for the deposits of individuals, businesses, and various governments and their agencies. Short-term borrowings include federal funds purchased (short-term lending by other banks), securities sold under agreements to repurchase, and Federal Home Loan Bank borrowings. The Federal Reserve Bank discount window was available though not used during 2007. Short-term borrowings averaged $133,859,000 during 2007, $137,511,000 during 2006, and $63,169,000 during 2005.

Deposits

Average interest-bearing deposits increased to $728,570,000 in 2007, up 1.0 percent from $721,630,000 in 2006. Saving, N.O.W., and money market deposits decreased during 2007, averaging $417,472,000, down 12.2 percent from 2006 when they averaged $475,634,000. Average time certificates of less than $100,000 totaled $201,941,000, up 1.4 percent from $199,109,000 in 2006. Average time certificates of $100,000 or more totaled $109,157,000, up 132.8% from $46,887,000 during 2006. The Bank did not have any brokered deposits as of December 31, 2007. Each of the Bank’s demand deposit accounts has a related non-interest-bearing sweep account. The sole purpose of the sweep accounts is to reduce the non-interest-bearing reserve balances that the Bank is required to maintain with the Federal Reserve Bank, and thereby increase funds available for investment. Although the sweep accounts are classified as saving accounts for regulatory purposes, they are included in demand deposits in the accompanying consolidated statements of condition.

The following table classifies average deposits for each of the periods indicated: (in thousands)

	2007		2006		2005
	Average	Average Rate Paid	Average	Average Rate Paid	Average	Average Rate Paid
Demand deposits	$425,553		$431,067		$423,214
Saving deposits	255,276	0.82%	301,457	0.69%	364,837	0.54%
N.O.W. & money market deposits	162,196	1.70	174,177	1.55	196,300	0.87
Time certificates of $100,000 or more	109,157	4.67	46,887	4.34	19,969	2.72
Other time deposits	201,941	4.05	199,109	3.37	198,856	2.46

Total deposits	$1,154,123		$1,152,697		$1,203,176

At December 31, 2007, the remaining maturities of time certificates of $100,000 or more were as follows: (in thousands)

3 months or less	$73,855
Over 3 through 6 months	33,857
Over 6 through 12 months	984
Over 12 months	8,099

Total	$116,795

Short-Term Borrowings

Suffolk uses short-term funding when it is advantageous to do so in comparison with the alternatives. As the yield curve remained inverted for a long duration in 2007, short-term funding activity continued at higher levels in 2007. This includes borrowings from the Federal Home Loan Bank, lines of credit for federal funds with correspondent banks, and retail sale-repurchase agreements.

The following table summarizes borrowings: (dollars in thousands)

	Federal Home Loan Bank Borrowings		Repurchase Agreements		Federal Funds Purchased
	2007	2006	2007	2006	2007	2006
December 31, balance	$143,500	$67,000	$54,820	$53,135	$—	$—
Weighted-average interest rate on balances outstanding	4.26%	5.37%	4.45%	5.32%	—%	—%
Maximum amount outstanding at any month-end	$143,500	$104,000	$54,820	$64,675	$—	$24,000
Daily average outstanding	$79,328	$78,833	$55,930	$56,346	$601	$2,332
Average interest rate paid	5.20%	5.08%	5.28%	5.01%	4.87%	5.67%

Other Income

Other income decreased to $10,595,000 during 2007, down 0.7 percent from $10,672,000 during 2006, which was up 5.2 percent from $10,145,000 during 2005. Service charges on deposit accounts decreased 2.5 percent from 2006 to 2007, and 2.2 percent from 2005 to 2006. Other service charges were down 3.7 percent and up 21.8 percent for the same periods, respectively. Fiduciary fees in 2007 totaled $1,409,000, up 12.5 percent from 2006 when they amounted to $1,252,000, which was up 5.8 percent from 2005, at $1,183,000. There were no net gains or losses on sales of securities in 2007 and 2006. Net losses on sales of securities amounted to $22,000 in 2005.

Other Expense

Other expense during 2007 was $40,392,000, up 1.0 percent from 2006 when it was $39,975,000, which was up 6.7 percent from $37,453,000 in 2005. Salaries and employee benefits increased 2.1 percent, net occupancy expense grew by 3.0 percent, and equipment expense increased 4.5 percent, offset by a decrease in other operating expense of 3.1 percent. Deposits meeting certain regulatory criteria as to size held at SCNB are insured by the Federal Deposit Insurance Corporation (“FDIC”). The Federal Deposit Insurance Reform Act of 2005 merged the Bank Insurance Fund with the Savings Association Insurance Fund to form the Deposit Insurance Fund (“DIF”). The FDIC maintains the DIF by assessing depository institutions an insurance premium. The amount each institution is assessed is based upon statutory factors that include the balance of insured deposits as well as the degree of risk the institution poses to the insurance fund. The FDIC granted a one-time initial assessment credit to recognize an institution’s past contributions to the DIF. For SCNB, this credit totaled $970,000. Up to ninety (90) percent of the credit may be applied to the annual assessment with the remainder carried forward to the next year. In 2007, approximately $631,000 of the one-time initial assessment credit offset DIF premiums of $777,000. The remainder of the one-time initial assessment credit will be used in 2008. The provision for income taxes decreased from $12,813,000, for an effective income tax rate of 36.1 percent, to $11,662,000, for an effective income tax rate of 34.5 percent, primarily as a result of increased investment in municipal securities.

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

The following table reflects the sensitivity of Suffolk’s assets and liabilities at December 31, 2007: (dollars in thousands)

Maturity	Less than 3 Months	3 to 6 Months	7 to 12 Months	More Than 1 Year	Not Rate Sensitive	Total
Interest-earning assets
Domestic loans (1) (net of unearned discount)	$386,065	$70,809	$101,479	$398,744	$1,703	$958,800
Investment securities (2)	18,775	19,344	54,488	306,507	11,292	410,406
Federal funds sold	2,700	—	—	—	—	2,700

Total interest-earning assets	$407,540	$90,153	$155,967	$705,251	$12,995	$1,371,906

Demand deposits and interest-bearing liabilities
Demand deposits (3)	$21,270	$21,270	$42,540	$338,145	$—	$423,225
N.O.W. & money market accounts (4)	4,204	85,229	8,409	67,268	—	165,110
Borrowings	198,320	—	—	—	—	198,320
Interest-bearing deposits (5)	260,468	101,603	16,096	176,873	—	555,040

Total demand deposits & interest-bearing liabilities	$484,262	$208,102	$67,045	$582,286	$—	$1,341,695

Gap	$(76,722)	$(117,949)	$88,922	$122,965	$12,995	$30,211

Cumulative difference between interest-earning assets and interest-bearing liabilities	$(76,722)	$(194,671)	$(105,749)	$17,216	$30,211

Cumulative difference/total assets	(5.22)%	(13.24)%	(7.19)%	1.17%	2.05%

Footnotes to Interest Rate Sensitivity

(1)	Based on contractual maturity and instrument repricing date, if applicable; projected prepayments and prepayments of principal based on experience.
(2)	Based on contractual maturity, and projected prepayments based on experience. FRB and FHLB stock is not considered rate-sensitive.
(3)	Based on experience of historical stable core deposit relationships.
(4)	N.O.W. and money market accounts are assumed to decline over a period of five years.
(5)	Fixed-rate deposits and deposits with fixed pricing intervals are reflected as maturing in the period of contractual maturity. Saving accounts are assumed to decline over a period of five years.

At December 31, 2007, interest-bearing liabilities with maturities of less than one year exceed interest-earning assets of similar maturity. This cumulative gap might result in decreased net interest income if interest rates increase during the next twelve months. If interest rates decline, net interest income might increase. However, interest-earning assets with maturities of greater than one year exceed interest-bearing liabilities of similar maturity. This cumulative gap might result in increased net interest income if interest rates increase beyond twelve months. If interest rates decline, net interest income might decrease.

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

Following is Suffolk’s NII sensitivity as of December 31, 2007. Suffolk’s Board has approved a policy limit of 12.5 percent.

Rate Change	Estimated NII Sensitivity to December 31, 2008
+200 basis point rate shock	0.80%
-200 basis point rate shock	(1.10)%

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

When appropriate, ALCO may use off-balance-sheet instruments such as interest rate floors, caps, and swaps to hedge its position with regard to interest rate risk. The Board of Directors has approved a hedging policy statement that governs the use of such instruments. As of December 31, 2007, there were no derivative financial instruments outstanding.

The following table illustrates the contractual sensitivity to changes in interest rates of the Company’s total loans, net of discounts, not including overdrafts and loans not accruing interest, together totaling $2,752,000 at December 31, 2007: (in thousands)

Interest rate provision	Due Within 1 Year	After 1 but Before 5 Years	After 5 Years	Total
Predetermined rates	$119,602	$161,053	$34,540	$315,195
Floating or adjustable rates	438,751	186,740	16,468	641,959

Total	$558,353	$347,793	$51,008	$957,154

The following table illustrates the contractual sensitivity to changes in interest rates on the Company’s commercial, financial, agricultural, and real estate construction loans not including non-accrual loans totaling approximating $1,435,000 at December 31, 2007: (in thousands)

	Due Within 1 Year	After 1 but Before 5 Years	After 5 Years	Total
Commercial, financial & agricultural
Predetermined rates	$25,526	$65,587	$6,561	$97,674
Floating or adjustable rates	102,393	2,740	—	105,133

	$127,919	$68,327	$6,561	$202,807
Real estate construction
Predetermined rates	—	—	—	—
Floating or adjustable rates	83,715	—	—	83,715

	$83,715	$—	$—	$83,715

Total	$211,634	$68,327	$6,561	$286,522

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

Contractual and Off-Balance-Sheet Obligations

Following is a table describing certain liabilities not included in Suffolk’s consolidated statement of condition as well as borrowings and time deposits in the period in which they are due: (in thousands of dollars)

Contractual obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Federal Home Loan Bank borrowings & repurchase agreements	$198,320	$198,320	$—	$—	$—
Time deposits	315,693	278,234	17,561	19,898	—
Operating lease obligations	10,219	1,064	2,152	2,014	4,989
Purchase obligations	3,173	1,425	1,642	106	.

Total	$527,405	$479,043	$21,355	$22,018	$4,989

Amounts listed as purchase obligations represent agreements to purchase services for Suffolk’s core banking system.

Operating lease obligations do not reflect the two new offices scheduled to open during 2008.

Suffolk has not used, and has no intention to use, any significant off-balance-sheet financing arrangements for liquidity purposes. Its primary financial instruments with off-balance-sheet risk are limited to loan servicing for others and obligations to fund loans to customers pursuant to existing commitments.

Capital Resources

Primary capital, including stockholders’ equity, not including the net unrealized gain (loss) on securities available for sale, net of tax, the comprehensive loss on the unfunded projected benefit obligation of the pension plan, and the allowance for loan losses, amounted to $115,810,000 at year-end 2007, compared to $120,187,000 at year-end 2006 and $114,107,000 at year-end 2005. During 2007, Suffolk repurchased 631,562 shares for an aggregate price of $20,227,305. Management determined that this would increase leverage while preserving capital ratios well above regulatory requirements.

The following table presents Suffolk’s capital ratio and other related ratios for each of the past five years: (dollars in thousands)

	2007 (1)	2006 (1)	2005 (1)	2004 (1)	2003 (1)
Primary capital at year-end	$115,810	$120,187	$114,107	$112,951	$104,187
Primary capital at year-end as a percentage of year-end:
Total assets plus allowance for loan losses	7.83%	8.58%	8.05%	8.33%	7.79%
Loans, net of unearned discounts	12.08%	13.48%	12.61%	13.68%	12.42%
Total deposits	10.13%	10.55%	9.85%	9.43%	8.77%

(1)	Capital ratios do not include the effect of SFAS No. 115, “Accounting for Certain Investments in Debt and Investment Securities,” nor SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R).”

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

The following table details repurchases during 2007:

Year ending	Total shares repurchased	Average price per share	Aggregate cost
December 31, 2007	631,562	$32.03	$20,227,305

Suffolk measures how effectively it uses capital by two widely accepted performance ratios: return on average assets and return on average common stockholders’ equity. The return in 2007 on average assets of 1.57 percent and average common equity of 21.47 percent compared to 2006 when returns were 1.61 percent and 22.16 percent, respectively.

All dividends must conform to applicable statutory requirements. Suffolk Bancorp’s ability to pay dividends depends on Suffolk County National Bank’s ability to pay dividends. Under 12 USC 56-9, a national bank may not pay a dividend on its common stock if the dividend would exceed net undivided profits then on hand. Further, under 12 USC 60, a national bank must obtain prior approval from the Office of the Comptroller of the Currency to pay dividends on either common or preferred stock that would exceed the bank’s net profits for the current year combined with retained net profits (net profits minus dividends paid during that period) of the prior two years. The amount the Bank currently has available to pay dividends is approximately $30,540,000.

Risk-Based Capital and Leverage Guidelines

The Federal Reserve Bank’s risk-based capital guidelines call for bank holding companies to require minimum ratios of capital to risk-weighted assets, which include certain off-balance-sheet activities, such as standby letters of credit. The guidelines define capital as being “core,” or “Tier 1” capital, which includes common stockholders’ equity; a limited amount of perpetual preferred stock; minority interest in unconsolidated subsidiaries, less goodwill; or “supplementary” or “Tier 2” capital, which includes subordinated debt, redeemable preferred stock, and a limited amount of the allowance for loan losses. All bank holding companies must meet a minimum ratio of total qualifying capital to risk-weighted assets of 8.00 percent, of which at least 4.00 percent should be in the form of Tier 1 capital. At December 31, 2007 Suffolk’s ratios of core capital and total qualifying capital (core capital plus Tier 2 capital) to risk-weighted assets were 9.52 percent and 10.20 percent, respectively.

Discussion of New Accounting Pronouncements

In March 2006, FASB issued Statement No. 156, “Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140.” This statement addresses the recognition and measurement of separately recognized servicing assets and liabilities. It requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in certain situations. Statement No. 156 requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable. An entity is permitted to choose from two measurement methods for each class of separately recognized servicing assets and servicing liabilities: an amortization method or fair value measurement method. This statement also permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights. Separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities are required. This statement is effective for fiscal years beginning after September 15, 2006. Suffolk has adopted the provisions of SFAS No. 156, which did not have a material impact on the company’s financial position or results of operations.

On July 13, 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The provisions of FIN 48 are to be applied to all tax positions upon initial adoption of this standard. Only tax positions that meet a “more-likely-than-not” recognition threshold at the effective date may be recognized or continue to be recognized upon adoption of FIN 48. The cumulative effect of applying the provisions of FIN 48 are to be reported as an adjustment to the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position) for that fiscal year. The new interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. Suffolk has adopted the provisions of FIN 48 as of January 1, 2007. The cumulative effect of applying the provisions of FIN 48 were recorded as a credit adjustment to the opening balance of retained earnings in the amount of $2,013,000.

Bank tax provisions of New York State Article 32 allows banking corporations to exclude from income 60 percent of the dividends it has received from subsidiaries such as a Real Estate Investment Trust (REIT). In recent years, similar provisions in the tax codes of other states have been repealed as those and other states have attempted to generate additional tax revenue. On various occasions over the course of a number of years, the tax commissioner of New York State has proposed the elimination of this provision, raising the question for New York State banking corporations as to whether this exclusion would remain in effect. In previous years Suffolk has provided for the potential retroactive repeal of this provision. New York State Governor Eliot Spitzer has again proposed the prospective elimination of this benefit in his proposed 2008 budget. Going forward, the Company may not realize the benefits of the exclusion from income 60 percent of the dividends received from the REIT, resulting in a higher effective state income tax rate.

In September 2006, FASB issued Statement No. 157, “Fair Value Measurements.” This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The definition of fair value retains the exchange price notion; however, this statement clarifies that the exchange price is the price in an orderly transaction between market participants to sell the asset or transfer the liability in the principal market for the asset or liability. This statement emphasizes that fair value is a market-based measurement, not an entity-specific measurement; therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. This statement clarifies that market participant assumptions include assumptions about risk, the risk inherent in a particular valuation technique used to measure fair value and/or the risk inherent in the inputs to the valuation technique, as well as the effect of credit risk on the fair value of liabilities. This statement also expands disclosures about the use of fair value to measure assets and liabilities in interim and annual periods, focusing on the inputs used to measure fair value. This statement is effective for fiscal years beginning after November 15, 2007. Suffolk is currently evaluating the impact of SFAS No. 157 on its financial condition, results of operations, and disclosures.

In September 2006, FASB issued Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R).” This statement requires an employer that is a business entity and sponsors one or more single-employer defined benefit plans to recognize the funded status of a benefit plan in its statement of financial position; recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost pursuant to FASB No. 87 or No. 106; measure defined benefit plan assets and obligation as of the date of the employer’s fiscal year-end statement of financial position (with limited exceptions); and disclose in the notes to financial statements additional information about certain effects of net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset and obligation. Upon initial application of this statement and subsequently, an employer should continue to apply the provisions in Statements 87, 88, and 106 in measuring plan assets and benefit obligations as of the date of its statement of financial position and in determining the amount of net periodic benefit cost. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. Suffolk has adopted the provisions of SFAS No. 158, which have been recorded in the accompanying consolidated statement of condition and disclosures.

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

In February 2007, FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” (“SFAS 159”). This statement permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. The statement defines items eligible for the measurement option. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This statement is effective for fiscal years beginning after November 15, 2007. Suffolk is currently evaluating the impact of SFAS No. 159 on its financial condition, results of operations, and disclosures.

In November 2007, the SEC released Staff Accounting Bulletin SAB 109, “Written Loan Commitments Recorded at Fair Value Through Earnings” (“SAB 109”). This bulletin expresses the views of the SEC staff regarding written loan commitments that are accounted for at fair value through earnings under generally accepted accounting principles (“GAAP”). Suffolk is evaluating the impact that the implementation of SAB 109 will have on its financial condition, results of operations, and disclosures.

In December 2007, the SEC released Staff Accounting Bulletin SAB 110, “Share Based Payment” (“SAB 110”). This bulletin expresses the views of the SEC staff regarding the use of a simplified method as discussed in SAB 107, in developing an estimate of the expected term of share options in accordance with SFAS 123R. This interpretation gives specific examples of when it may be appropriate to use the simplified method of determining the expected term. Suffolk is evaluating the impact that the implementation of SAB 110 will have on its financial condition, results of operations, and disclosures.

In December 2007, FASB revised Statement No. 141, “Business Combinations” (SFAS No. 141R). This statement requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. This statement recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase. This statement also defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquiree achieves control. Additionally this statement determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement is effective for fiscal years beginning after December 15, 2008. Suffolk is currently evaluating the impact of SFAS No. 141R on its financial condition, results of operations, and disclosures.

In December 2007, FASB issued Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (SFAS No. 160). This statement applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement is effective for fiscal years beginning after January 1, 2009. Suffolk is currently evaluating the impact of SFAS No. 160 on its financial condition, results of operations, and disclosures.

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

Suffolk recognizes deferred-tax assets and liabilities. Deferred income taxes occur when income taxes are allocated through time. Some items are temporary resulting from differences in the timing of a transaction under generally accepted accounting principles, and for the computation of income tax. Examples would include the future tax effects of temporary differences for such items as deferred compensation and the provision for loan losses. Estimates of deferred tax assets are based upon evidence available to management that future realization is more likely than not. If management determines that Suffolk may be unable to realize all or part of net deferred tax assets in the future, a direct charge to income tax expense may be required to reduce the recorded value of the net deferred tax asset to the amount that management expects to realize.

Business Risks and Uncertainties

This annual report contains some statements that look to the future. These may include remarks about Suffolk Bancorp, the banking industry, and the economy in general. Factors affecting Suffolk Bancorp include particularly, but are not limited to: changes in interest rates; increases or decreases in retail and commercial economic activity in Suffolk’s market area; variations in the ability and propensity of consumers and businesses to borrow, repay, or deposit money, or to use other banking and financial services. Further, it could take Suffolk longer than anticipated to implement its strategic plans to increase revenue and manage non-interest expense, or it may not be possible to implement those plans at all. Finally, new and unanticipated legislation, regulation, or accounting standards may require Suffolk to change its practices in ways that materially change the results of operations. Each of these factors may change in ways that management does not now foresee. These remarks are based on current plans and expectations. They are subject, however, to a variety of uncertainties that could cause future results to vary materially from Suffolk’s historical performance, or from current expectations.

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

Suffolk Bancorp management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2007. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on our assessment and those criteria we have determined that, as of December 31, 2007, the company’s internal control over financial reporting is effective.

Suffolk Bancorp’s independent registered public accounting firm has issued its report on our assessment of the company’s internal control over financial reporting. This report appears on page 39.

CONSOLIDATED STATEMENTS OF CONDITION

	December 31,
	2007	2006
ASSETS
Cash and Due From Banks	$56,633,337	$43,575,754
Federal Funds Sold	2,700,000	—
Investment Securities:
Available for Sale, at Fair Value	392,795,741	403,245,550
Held to Maturity (Fair Value of $18,199,025 and $15,646,925, respectively)
Obligations of States and Political Subdivisions	9,055,124	9,913,123
Federal Reserve Bank Stock	637,849	637,849
Federal Home Loan Bank Stock	7,817,700	4,446,200
Corporate Bonds and Other Securities	100,000	100,000

Total Investment Securities	410,406,414	418,342,722

Total Loans	958,834,890	891,486,417
Less: Unearned Discounts	35,309	39,916
Allowance for Loan Losses	7,672,030	7,550,965

Net Loans	951,127,551	883,895,536
Premises and Equipment, Net	22,143,233	22,471,073
Accrued Interest Receivable	7,359,348	7,609,003
Excess of Cost Over Fair Value of Net Assets Acquired	814,445	814,445
Other Assets	19,396,951	15,940,597

TOTAL ASSETS	$1,470,581,279	$1,392,649,131

LIABILITIES & STOCKHOLDERS’ EQUITY
Demand Deposits	$423,225,286	$426,923,954
Saving, N.O.W., and Money Market Deposits	404,456,350	438,190,636
Time Certificates of $100,000 or more	116,795,006	81,841,699
Other Time Deposits	198,898,222	192,118,700

Total Deposits	1,143,374,864	1,139,074,989
Repurchase Agreements	54,820,000	53,135,000
Federal Home Loan Bank Borrowings	143,500,000	67,000,000
Dividend Payable on Common Stock	2,120,989	2,253,304
Accrued Interest Payable	2,247,370	3,372,993
Other Liabilities	15,536,685	19,246,498

TOTAL LIABILITIES	1,361,599,908	1,284,082,784

Commitments and Contingent Liabilities (see Note 11)

STOCKHOLDERS’ EQUITY
Common Stock (par value $2.50; 15,000,000 shares authorized, 9,610,730 and 10,242,292 shares outstanding at December 31, 2007 & 2006, respectively)	33,910,979	33,910,979
Surplus	20,171,885	19,931,465
Retained Earnings	63,939,181	67,099,115
Treasury Stock at Par (3,953,661 shares and 3,322,099 shares, respectively)	(9,884,160)	(8,305,255)
Accumulated Other Comprehensive Income (Loss), Net of Tax	843,486	(4,069,957)

TOTAL STOCKHOLDERS’ EQUITY	108,981,371	108,566,347

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$1,470,581,279	$1,392,649,131

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

	For the Years ended December 31,
	2007	2006	2005
INTEREST INCOME
Federal Funds Sold	$140,488	$281,161	$90,810
United States Treasury Securities	397,637	396,996	385,115
Obligations of States and Political Subdivisions (tax exempt)	4,914,370	3,529,614	1,968,450
Obligations of States and Political Subdivisions (taxable)	509,259	471,291	271,667
Mortgage-Backed Securities	7,672,224	7,981,951	9,596,310
U.S. Government Agency Obligations	4,575,522	4,879,061	4,896,096
Corporate Bonds and Other Securities	423,401	343,288	147,351
Loans	70,448,470	68,325,474	58,316,917

Total Interest Income	89,081,371	86,208,836	75,672,716
INTEREST EXPENSE
Saving, N.O.W., and Money Market Deposits	4,838,463	4,791,785	3,688,631
Time Certificates of $100,000 or more	5,093,827	2,034,215	542,709
Other Time Deposits	8,180,878	6,713,778	4,888,187
Federal Funds Purchased and Repurchase Agreements	2,876,088	2,954,948	1,251,893
Interest on Other Borrowings	4,127,929	4,004,768	940,320

Total Interest Expense	25,117,185	20,499,494	11,311,740
Net Interest Income	63,964,186	65,709,342	64,360,976
Provision for Loan Losses	376,718	965,749	1,575,000

Net Interest Income After Provision for Loan Losses	63,587,468	64,743,593	62,785,976
OTHER INCOME
Service Charges on Deposit Accounts	5,411,969	5,547,675	5,670,036
Other Service Charges, Commissions & Fees	2,980,797	3,097,420	2,542,067
Fiduciary Fees	1,408,759	1,252,101	1,182,643
Other Operating Income	793,289	774,580	771,550
Net (Loss) Gain on Sale of Securities Available for Sale	—	—	(21,723)

Total Other Income	10,594,814	10,671,776	10,144,573
OTHER EXPENSE
Salaries & Employee Benefits	24,407,513	23,896,752	22,222,712
Net Occupancy Expense	4,069,312	3,950,083	3,763,796
Equipment Expense	2,207,888	2,112,945	2,055,659
Outside Services	2,354,862	2,176,004	2,019,188
FDIC Assessments	145,992	153,744	169,045
Other Operating Expense	7,206,704	7,685,199	7,222,173

Total Other Expense	40,392,271	39,974,727	37,452,573
Income Before Provision for Income Taxes	33,790,011	35,440,642	35,477,976
Provision for Income Taxes	11,662,386	12,813,015	13,376,463

NET INCOME	$22,127,625	$22,627,627	$22,101,513

Average: Common Shares Outstanding	9,895,301	10,279,870	10,570,896
Dilutive Stock Options	20,642	23,639	29,318

Average Total Common Shares and Dilutive Options	9,915,943	10,303,509	10,600,214
EARNINGS PER COMMON SHARE
Basic	$2.24	$2.20	$2.09
Diluted	$2.23	$2.20	$2.09

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock	Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss) Net of Tax	Total	Comprehensive Income
Balance, December 31, 2004	$33,884,340	$19,439,444	$58,195,233	$(6,778,002)	$1,470,718	$106,211,733
Net Income	—	—	22,101,513	—	—	22,101,513	$22,101,513
Dividend - Cash	—	—	(8,320,754)	—	—	(8,320,754)
Purchase of Treasury Stock	—	—	(13,110,948)	(1,089,540)	—	(14,200,488)
Other	—	—	(42,560)	—	—	(42,560)
Net Change in Unrealized Loss on Securities Available for Sale	—	—	—	—	(3,748,685)	(3,748,685)	(3,748,685)

Comprehensive Income							$18,352,828

Balance, December 31, 2005	$33,884,340	$19,439,444	$58,822,484	$(7,867,542)	$(2,277,967)	$102,000,759
Net Income	—	—	22,627,627	—	—	22,627,627	$22,627,627
Dividend - Cash	—	—	(9,037,469)	—	—	(9,037,469)
Purchase of Treasury Stock	—	—	(5,241,270)	(432,477)	—	(5,673,747)
Stock Appreciation Rights and Stock Options Exercised	26,639	260,110	(72,257)	(5,236)	—	209,256
Stock Option Expense	—	231,878	—	—	—	231,878
Other	—	33	—	—	—	33
Net Change in Unrealized Loss on Securities Available for Sale	—	—	—	—	939,592	939,592	939,592
Other Comprehensive Loss on Pension Projected Benefit Obligation	—	—	—	—	(2,731,582)	(2,731,582)

Comprehensive Income							$23,567,219

Balance, December 31, 2006	$33,910,979	$19,931,465	$67,099,115	$(8,305,255)	$(4,069,957)	$108,566,347
Cumulative Effect of Adoption of FIN 48	—	—	2,012,657	—	—	2,012,657
Balance, January 1, 2007 as revised	$33,910,979	$19,931,465	$69,111,772	$(8,305,255)	$(4,069,957)	$110,579,004
Net Income	—	—	22,127,625	—	—	22,127,625	$22,127,625
Dividend - Cash	—	—	(8,651,816)	—	—	(8,651,816)
Purchase of Treasury Stock	—	—	(18,648,400)	(1,578,905)	—	(20,227,305)
Stock Option Expense	—	240,420	—	—	—	240,420
Net Change in Unrealized Gain on Securities Available for Sale	—	—	—	—	3,011,237	3,011,237	3,011,237
Other Comprehensive Gain on Pension Projected Benefit Obligation	—	—	—	—	1,902,206	1,902,206	1,902,206

Comprehensive Income							$27,041,068

Balance, December 31, 2007	$33,910,979	$20,171,885	$63,939,181	$(9,884,160)	$843,486	$108,981,371

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years ended December 31,
	2007	2006	2005
NET INCOME	$22,127,625	$22,627,627	$22,101,513
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH
CASH FLOWS FROM OPERATING ACTIVITIES
Provision for Loan Losses	376,718	965,749	1,575,000
Depreciation and Amortization	2,312,684	2,200,182	2,109,645
Stock Based Compensation	240,420	231,878	—
Accretion of Discounts	(136,959)	(239,212)	(324,834)
Amortization of Premiums	768,006	2,358,689	3,676,946
Decrease (Increase) in Accrued Interest Receivable	249,655	(861,718)	(943,384)
(Increase) Decrease in Other Assets	(4,283,583)	(226,780)	2,304,635
Increase (Decrease) in Accrued Interest Payable	(1,125,623)	1,650,585	1,000,836
(Decrease) Increase in Income Taxes Payable	(4,632,729)	3,410,675	(479,966)
Increase (Decrease) in Other Liabilities	3,572,497	(1,974,959)	2,507,642
Net Loss on Sale of Securities	—	—	21,723

Net Cash Provided by Operating Activities	19,468,711	30,142,716	33,549,756

CASH FLOWS FROM INVESTING ACTIVITIES
Principal Payments on Investment Securities	28,170,242	37,683,350	61,231,605
Proceeds from Sale of Investment Securities; Available for Sale	—	—	8,422,802
Maturities of Investment Securities; Available for Sale	20,000,000	6,500,000	—
Purchases of Investment Securities; Available for Sale	(33,249,252)	(47,919,748)	(51,743,399)
Maturities of Investment Securities; Held to Maturity	2,919,000	4,775,400	8,925,200
Purchases of Investment Securities; Held to Maturity	(5,430,981)	(2,597,200)	(11,736,400)
Loan Disbursements and Repayments, Net	(67,608,733)	10,347,602	(79,564,058)
Purchases of Premises and Equipment, Net	(1,984,843)	(1,879,607)	(1,896,340)

Net Cash Provided by (Used in) Investing Activities	(57,184,567)	6,909,797	(66,360,590)

CASH FLOWS FROM FINANCING ACTIVITIES
Net Increase (Decrease) in Deposit Accounts	4,299,875	(19,631,521)	(38,885,805)
Short-Term Borrowings and Repayments, Net	78,185,000	(7,840,000)	102,675,000
Dividends Paid to Shareholders	(8,784,131)	(8,867,708)	(8,300,804)
Stock Options and Stock Appreciation Rights Exercised	—	7	—
Treasury Shares Acquired	(20,227,305)	(5,673,747)	(14,200,488)
Director Stock Gain Divestiture	—	5,803	—

Net Cash (Used in) Provided by Financing Activities	53,473,439	(42,007,166)	41,287,903

Net (Decrease) Increase in Cash and Cash Equivalents	15,757,583	(4,954,653)	8,477,069
Cash and Cash Equivalents Beginning of Year	43,575,754	48,530,407	40,053,338

Cash and Cash Equivalents End of Year	$59,333,337	$43,575,754	$48,530,407

Supplemental Disclosure of Cash Flow Information
Cash Received During the Year for Interest	$89,331,026	$85,347,118	$74,729,332

Cash Paid During the Year for:
Interest	$26,242,808	$18,848,909	$10,310,904
Income Taxes	14,767,686	8,369,541	14,128,373

Total Cash Paid During Year for Interest & Income Taxes	$41,010,494	$27,218,450	$24,439,277

Non-Cash Investing and Financing:
(Increase) Decrease in Market Value of Investments	(5,103,793)	(1,592,530)	6,353,704
(Decrease) Increase in Deferred Tax Asset Related to Market Value of Investments Available for Sale	(2,092,555)	(652,937)	2,605,019
Dividends Declared But Not Paid	2,120,989	2,253,304	2,081,344
Stock Options and Stock Appreciation Rights Exercised for Stock	—	209,256	—

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

(A) Consolidation — The consolidated financial statements include the accounts of Suffolk and its wholly owned subsidiary, Suffolk County National Bank (the “Bank”). In 1998, the Bank formed a Real Estate Investment Trust named Suffolk Green-way, Inc. In 2004, the Bank formed an insurance agency named SCNB Financial Services, Inc. All inter-company transactions have been eliminated in consolidation.

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

The Bank accounts for its transfers and servicing financial assets in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS No. 140 revises the standards for accounting for the securitizations and other transfers of financial assets and collateral. Transfers of financial assets for which the Bank has surrendered control of the financial assets are accounted for as sales to the extent that consideration other than beneficial interests in the transferred assets is received in exchange. Retained interests in a sale or securitization of financial assets are measured at the date of transfer by allocating the previous carrying amount between the assets transferred and based on their relative estimated fair values. The fair values of retained servicing rights and any other retained interests are determined based on the present value of expected future cash flows associated with those interests and by reference to market prices for similar assets. There were no transfers of financial assets to related or affiliated parties. At December 31, 2007 and 2006, the Bank’s servicing loan portfolio approximated $98,524,000, and $102,661,000, respectively. The estimated fair value of mortgage servicing rights was $1,248,000 and $1,262,000 as of December 31, 2007 and 2006, respectively.

The Bank accounts for letters of credit in accordance with FASB Interpretation 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others.” Suffolk has financial and performance letters of credit. Financial letters of credit require the Bank to make payment if the customer’s financial condition deteriorates, as defined in the agreements. Performance letters of credit require the Bank to make payments if the customer fails to perform certain nonfinancial contractual obligations. The maximum potential undiscounted amount of the future payments of these letters of credit as of December 31, 2007 is $21,094,000 and they expire as follows:

2008	$19,186,000
2009	1,488,000
2010	245,000
2011 and thereafter	175,000

$21,094,000

Amounts due under these letters of credit would be reduced by any proceeds that Suffolk would be able to obtain in liquidating the collateral for the loans, which varies depending on the customer. The valuation of the allowance for contingent liabilities includes a provision of $32,000 for losses based on the letters of credit outstanding on December 31, 2007.

(E) Premises and Equipment — Premises and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation is calculated by the declining-balance or straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized using the straight-line method over the term of the lease or the estimated life of the asset, whichever is shorter.

The Bank measures impairment of long-lived assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 retains the existing requirements to recognize and measure the impairment of long-lived assets to be held and used or to be disposed of by sale. There was no impairment of long-lived assets as of December 31, 2007 and 2006, respectively.

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

As of January 1, 2007, Suffolk adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109,” which prescribes the recognition and measurement criteria related to tax positions taken or expected to be taken in a tax return. The cumulative effect of applying the provisions of FIN 48 were recorded as a credit adjustment to the opening balance of retained earnings in the amount of $2,013,000.

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

On December 31, 2006, Suffolk adopted FASB Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R).” This statement requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in the funded status of the plan in the year in which the changes occur through comprehensive income. At December 31, 2006, Suffolk’s projected benefit obligation exceeded the fair value of plan assets at year end by $637,000. Accordingly, a credit of $4,620,000 was recorded to reduce the prepaid pension cost of $3,983,000 and to establish a liability to reflect the unfunded minimum obligation. Additionally, a deferred tax asset adjustment was recorded in the amount of $1,888,000 to record the tax effect of the loss. The remaining loss of $2,732,000, net of tax, was recorded in Other Comprehensive Losses in the accompanying Statement of Condition. The adoption of Statement 158 did not affect the Company’s statement of income for the year ended December 31, 2006, or any prior periods. Application of the Statement will not change the calculation of net income in future periods, but will affect the calculation of other comprehensive income. Statement 158 also requires an employer to use the same date for the measurement of plan assets as for the statement of condition, and provides for either of two methods to make the transition. Suffolk has chosen to re-measure the obligations of the plan as of the beginning of fiscal year 2008. Under this method, 2008 net periodic pension expense will be determined using the market value of plan assets and liabilities as of January 1, 2008. Accordingly, Suffolk expects to record a decrease to prepaid pension cost of $1,297,000, and a debit adjustment to opening retained earnings in the amount of $200,000 and a debit adjustment to accumulated other comprehensive loss in the amount of $1,097,000.

The following table summarizes pension account activity for 2007: (in thousands)

	Unfunded Pension Obligation Liability	Prepaid Pension Cost	Deferred Tax Asset (Liability)	Other Comprehensive Income (Loss)
Balance 12/31/06	$637	$—	$260	$(2,732)
Employer contribution		1,542	(626)
Periodic pension cost		(1,111)	451
Overfunded Projected Benefit Obligation	(637)	2,668	(1,344)	1,903

Balance 12/31/07	$—	$3,099	$(1,259)	$(829)

Suffolk accrues for post retirement benefits other than pensions by accruing the cost of providing those benefits to an employee during the years that the employee serves.

(J) Cash and Cash Equivalents — For purposes of the consolidated statement of cash flows, cash and due from banks, and federal funds sold are considered to be cash equivalents. Generally, federal funds are sold for one-day periods.

(K) Stock-Based Compensation — At December 31, 2007, the Bank had one stock-based employee compensation plan, which is more fully described in Note 8. Prior to January 1, 2006, Suffolk accounted for that plan under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB No. 25”) and related interpretations. No stock-based employee compensation costs were reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. On January 1, 2006 Suffolk adopted SFAS No. 123(R), “Share-Based Payment” (“SFAS No. 123( R )”). This statement supersedes APB No. 25. SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. This statement was adopted using the modified prospective method of application, which requires the recognition of compensation expense on a prospective basis. Accordingly, prior periods have not been restated. This statement also revised SFAS No. 123, “Accounting for Stock-Based Compensation,” which superseded APB No. 25. SFAS 123 required the disclosure of the effect on net income and earnings-per-share using fair value recognition provisions.

The following table illustrates the effect on net income and earnings-per-share if the Bank had applied the recognition provisions of SFAS 123 to stock-based compensation: (in thousands, except per-share amounts)

		2005
Net Income:	As Reported	$22,102
Stock-Based Compensation Expense		70
	Pro Forma	22,032
Basic EPS:	As Reported	2.09
	Pro Forma	2.08
Diluted EPS:	As Reported	2.09
	Pro Forma	2.08

During 2007 and 2006, $143,000 and $137,000 of compensation expense, net of a tax benefit of $97,000 and $95,000 respectively, was recorded for stock-based compensation. As of December 31, 2007, there was $5,000 of total unrecognized compensation cost, net of estimated forfeitures, related to non-vested options under the stock-based employee compensation plan. That cost is expected to be recognized over a weighted average period of one month.

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

The following table summarizes comprehensive income activity relating to unrealized holding gains and losses on securities available for sale: (in thousands)

	Available for Sale Securities - Fair Market Value	Available for Sale Securities - Book Value	Unrealized Gain (Loss) on Available for Sale Investments	Deferred Tax Asset (Liability)
Balance 12/31/06	$403,246	$405,514	$(1,338)	$930
Purchases of Investments	33,249	33,249	—	—
Maturity of Investments	(20,000)	(20,000)	—	—
Principal Payments on Investments	(28,171)	(28,171)	—	—
Amortization of Premiums	(768)	(768)	—	—
Accretion of Discounts	136	136	—	—
Increase in Market Value of Investments	5,104	—	3,011	(2,092)

Balance 12/31/07	$392,796	$389,960	$1,673	$(1,162)

The following table summarizes comprehensive income activity relating to changes in funded status of the pension plan: (in thousands)

	Unfunded Pension Obligation Liability	Prepaid Pension Cost	Other Comprehensive Income (Loss)	Deferred Tax Asset (Liability)
Balance 12/31/06	$637	$—	$(2,732)	$260
Employer contribution		1,542		(626)
Periodic pension cost		(1,111)		451
Overfunded Projected Benefit Obligation	(637)	2,668	1,903	(1,344)

Balance 12/31/07	$—	$3,099	$(829)	$(1,259)

Changes in accumulated other comprehensive income are summarized below: (in thousands)

Accumulated Other Comprehensive Income (Loss)
Balance 12/31/06	$(4,070)
Change in Market Value of Investments	3,011
Overfunded Projected Benefit Obligation	1,903

Balance 12/31/07	844

(O) Segment Reporting — SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information,” requires that public companies report certain information about operating segments. It also requires that public companies report certain information about their products and services, the geographic areas in which they operate, and their major customers. Suffolk is a regional bank, which offers a wide array of products and services to its customers. Pursuant to its banking strategy, emphasis is placed on building relationships with its customers, as opposed to building specific lines of business. As a result, at December 31, 2007 and 2006, Suffolk is not organized around discernible lines of business and prefers to work as an integrated unit to customize solutions for its customers, with business line emphasis and product offerings changing over time as needs and demands change. Thus, all necessary requirements of SFAS No. 131 have been met by Suffolk as of December 31, 2007.

(P) Reclassification of Prior Year Consolidated Financial Statements — Certain reclassifications have been made to the prior year’s consolidated financial statements that conform with the current year’s presentation.

Note 2 — Investment Securities

The amortized cost, estimated fair values, and gross unrealized gains and losses of Suffolk’s investment securities available for sale and held to maturity at December 31, 2007 and 2006 were: (in thousands)

	2007				2006
	Amortized Cost	Estimated Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Amortized Cost	Estimated Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
Available for sale:
U.S. Treasury securities	$9,547	$9,838	$291	$—	$9,559	$9,423	$—	$(136)
U.S. government agency debt	105,100	105,066	219	(253)	125,276	122,883	176	(2,569)
Collateralized mortgage obligations agency issue	128,442	129,562	1,302	(182)	156,528	156,239	637	(926)
Mortgage-backed securities	824	859	35	—	1,039	1,072	33	—
Obligations of states and political subdivisions	146,047	147,471	1,595	(171)	113,112	113,629	931	(414)

Balance at end of year	389,960	392,796	3,442	(606)	405,514	403,246	1,777	(4,045)

Held to maturity:
Obligations of states and political subdivisions	9,055	9,643	603	(15)	9,913	10,463	588	(38)
Other securities	8,556	8,556	—	—	5,184	5,184	—	—

Balance at end of year	17,611	18,199	603	(15)	15,097	15,647	588	(38)

Total investment securities	$407,571	$410,995	$4,045	$(621)	$420,611	$418,893	$2,365	$(4,083)

The amortized cost, maturities, and approximate fair value of Suffolk’s investment securities at December 31, 2007 are as follows: (in thousands)

	Available for Sale						Held to Maturity
	U.S. Treasury Securities		U.S. Govt. Agency Debt		Obligations of States & Political Subdivisions		Obligations of States & Political Subdivisions		Other Securities		Total Amortized Cost	Total Fair Value
(1) Maturity (in years)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within 1	$—	$—	$46,982	$46,940	$—	$—	$2,326	$2,333	$—	$—	$49,308	$49,273
After 1 but within 5	9,547	9,838	58,118	58,126	3,514	3,521	1,501	1,528	—	—	72,680	73,013
After 5 but within 10	—	—	—	—	91,423	92,348	5,018	5,579	—	—	96,441	97,927
After 10	—	—	—	—	51,110	51,602	210	203	—	—	51,320	51,805
Other Securities	—	—	—	—	—	—	—	—	8,556	8,556	8,556	8,556

Subtotal	$9,547	$9,838	$105,100	$105,066	$146,047	$147,471	$9,055	$9,643	$8,556	$8,556	$278,305	$280,574
Collateralized mortgage obligations											128,442	129,562
Mortgage-backed securities											824	859

Total											$407,571	$410,995

(1)	Maturities shown are stated maturities. Securities backed by mortgages are expected to have substantial periodic prepayments resulting in weighted average lives considerably less than what would be surmised from the table above.

As a member of the Federal Reserve system, the Bank owns Federal Reserve Bank stock with a book value of $638,000. The stock has no maturity and there is no public market for the investment.

As a member of the Federal Home Loan Bank of New York, the bank owns Federal Home Loan Bank of New York stock with a book value of $7,818,000. The stock has no maturity and there is no public market for the investment.

At December 31, 2007 and 2006, investment securities carried at $286,421,000 and $266,492,000 respectively, were pledged to secure trust deposits and public funds on deposit. The following table presents detail concerning realized securities gains and losses during the years indicated: (in thousands)

	2007	2006	2005
Gross realized gains	$—	$—	$—
Gross realized losses	—	—	22

Net (losses) gains	$—	$—	$(22)

The table below indicates the length of time individual securities, both held-to-maturity and available-for-sale, have been held in a continuous unrealized loss position at the date indicated: (in thousands)

As of December 31, 2007	Number of	Less than 12 months		12 months or longer		Total
Type of securities	Securities	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
U.S. government agency securities	3	$29,815	$160	$43,093	$93	$72,908	$253
U.S. Treasury securities	—	—	—	—	—	—	—
Municipal securities	133	38	—	37,869	186	37,907	186
Collateralized mortgage obligations	8	—	—	36,973	182	36,973	182

Total	144	$29,853	$160	$117,935	$461	$147,788	$621

As of December 31, 2006	Number of	Less than 12 months		12 months or longer		Total
Type of securities	Securities	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
U.S. government agency securities	5	$19,892	$222	$85,781	$2,346	$105,673	$2,569
U.S. Treasury securities	2	—	—	9,423	136	9,423	136
Municipal securities	167	2,922	1	69,706	451	72,627	452
Collateralized mortgage obligations	13	—	—	69,915	926	69,915	926

Total	187	$22,814	$223	$234,825	$3,859	$257,639	$4,083

Management has considered factors regarding other-than-temporarily impaired securities and determined that there are no impaired securities as of December 31, 2007.

Note 3 — Loans

At December 31, 2007 and 2006, loans included the following: (in thousands)

	2007	2006
Commercial, financial, and agricultural	$204,242	$182,840
Commercial real estate	318,601	292,458
Real estate construction loans	83,715	80,687
Residential mortgages (1st and 2nd liens)	184,743	155,107
Home equity loans	67,081	76,361
Consumer loans	99,349	103,142
Other loans	1,104	892

	958,835	891,487
Unearned discounts	(35)	(40)
Allowance for loan losses	(7,672)	(7,551)

Balance at end of year	$951,128	$883,896

Restructured loans, loans not accruing interest, and loans contractually past due 90 days or more with regard to payment of principal and/or interest amounted to $1,671,000 and $892,000 at December 31, 2007 and 2006, respectively. Interest on loans that have been restructured or are no longer accruing interest would have amounted to $131,000 during 2007, $68,000 during 2006, and $335,000 during 2005, under contractual terms of those loans. Interest income recognized on restructured and non-accrual loans was immaterial for the years 2007, 2006, and 2005.

Suffolk makes loans to its directors and executives, as well as to other related parties in the ordinary course of its business. Loans made to directors and executives, either directly or indirectly, which exceed $60,000 in aggregate for any one director or executive, totaled $13,661,000 and $12,488,000 at December 31, 2007 and 2006, respectively. Unused portions of lines of credit to directors and executives, directly or indirectly, totaled $12,005,000 and $12,355,000. New loans totaling $32,633,000 were granted and payments of $31,460,000 were received during 2007.

Note 4 — Allowance for Loan Losses

An analysis of the changes in the allowance for loan losses follows: (in thousands)

	2007	2006	2005
Balance at beginning of year	$7,551	$9,828	$8,210
Provision for loan losses	377	966	1,575
Reclass to Allowance for Contingent Liabilities	(390)	—	—
Loans charged-off	(181)	(3,757)	(608)
Recoveries on loans	315	514	651

Balance at end of year	$7,672	$7,551	$9,828

At December 31, 2007 and 2006, respectively, the Bank’s recorded investment in impaired loans and the related valuation allowance calculated under SFAS No. 114 and SFAS No. 118 are as follows: (in thousands)

	2007	2006
Recorded investment	$1,435	$576
Valuation allowance	700	240

This valuation allowance is included in the allowance for loan losses on the statements of condition. The average investment in impaired loans in 2007 was $816,000, compared to $1,999,000 in 2006.

Note 5 — Premises and Equipment

The following table details premises and equipment: (in thousands)

	Estimated Useful Lives	2007	2006
Land	Indefinite	$3,326	$3,326
Premises	30 - 40 years	19,010	18,719
Furniture, fixtures & equipment	3 - 7 years	24,652	23,710
Leasehold improvements	1 - 15 years	3,165	2,683

		50,153	48,438
Accumulated depreciation and amortization		(28,010)	(25,967)

Balance at end of year		$22,143	$22,471

Depreciation and amortization charged to operations amounted to $2,313,000, $2,200,000, and $2,110,000 during 2007, 2006, and 2005, respectively.

Note 6 — Deposits

The following table summarizes the contractual maturities of time deposits during the years after 2007: (in thousands)

Year during which Time Deposit Matures	Time Deposits > $100,000	Other Time Deposits
2008	$108,696	$169,538
2009	306	9,708
2010	733	6,814
2011	6,021	4,295
2012	1,039	8,543

Total	$116,795	$198,898

Note 7 — Short-Term Borrowings

Presented below is information concerning short-term interest-bearing liabilities — principally Federal Home Loan Bank Borrowings, Securities Sold Under Agreements to Repurchase, and Federal Funds Purchased — with maturities of less than one year, and their related weighted-average interest rates for the years 2007 and 2006: (dollars in thousands)

December 31,	2007	2006	2005
Daily average outstanding	$133,859	$137,511	$63,169
Total interest cost	7,004	6,960	2,192
Average interest rate paid	5.23%	5.06%	3.47%
Maximum amount outstanding at any month-end	$198,320	$192,675	$127,975
December 31, balance	198,320	120,135	127,975
Weighted-average interest rate on balances outstanding	4.31%	5.35%	4.30%

For purposes of borrowing, Suffolk has no assets pledged as collateral to the Federal Reserve Bank as of December 31, 2007. Assets pledged as collateral to the Federal Home Loan Bank as of December 31, 2007 totaled $184,855,000.

Note 8 — Stockholders’ Equity

Suffolk has a Dividend Reinvestment Plan. Stockholders can reinvest dividends in common stock of Suffolk at a 3 percent discount from market value on newly issued shares. Shareholders may also make additional cash purchases. No shares were issued in 2007, 2006, or 2005.

At December 31, 2007, Suffolk has a Stock Option Plan (“the Plan”) under which 1,200,000 shares of Suffolk’s common stock were originally reserved for issuance to key employees, and of which 1,037,500 remained available at that date. Options are awarded by a committee appointed by the Board of Directors. The Plan provides that the option price shall not be less than the fair value of the common stock on the date the option is granted. All options are exercisable for a period of ten years or less. The Plan provides for but does not require the grant of stock appreciation rights that the holder may exercise instead of the underlying option. When the stock appreciation right is exercised, the underlying option is canceled. The optionee receives shares of common stock with a fair market value equal to the excess of the fair value of the shares subject to the option at the time of exercise (or the portion thereof so exercised) over the aggregate option price of the shares set forth in the option agreement. The exercise of stock appreciation rights is treated as the exercise of the underlying option. Options vest after one year and expire after ten years. Compensation expense related to stock appreciation rights amounted to approximately $46,000, $93,000, and $31,000, for the years ended December 31, 2007, 2006, and 2005, respectively. The following table presents the options granted, exercised, or expired during each of the past three years:

	Shares	Wtd. Avg. Exercise
Balance at December 31, 2004	87,500	$21.23
Options granted	23,000	31.25
Options exercised	—	—
Options expired or terminated	—	—

Balance at December 31, 2005	110,500	$23.32
Options granted	25,000	34.95
Options exercised	(14,000)	14.38
Options expired or terminated	(4,000)	33.11

Balance at December 31, 2006	117,500	$26.52
Options granted	24,000	32.90
Options exercised	—	—
Options expired or terminated	—	—

Balance at December 31, 2007	141,500	$27.61

The following table presents additional information:

At, or during, year ended December 31,	2007	2006	2005
Average remaining contractual life in years	5.95	6.31	6.28
Exercisable options (vested)	117,500	93,500	87,500
Weighted average fair value of options (Black-Scholes model) at date of grant:	$10.07	$9.44	$8.11
Black-Scholes Assumptions:
Risk-free interest rate	4.89%	4.36%	4.19%
Expected dividend yield	2.43%	2.36%	2.24%
Expected life in years	10	10	10
Expected volatility	25.20%	22.00%	20.50%

The following table details contractual weighted-averages lives of outstanding options at various prices:

	By range of exercise prices
from	13.13	31.25	34.39
to	15.50	31.83	34.95

Outstanding stock options	42,000	60,500	39,000
Weighted-average remaining life	2.60	7.41	7.30
Weighted-average exercise price	$14.60	$32.04	$34.73

Exercisable stock options	42,000	36,500	39,000
Weighted-average remaining life	2.60	6.30	7.30
Weighted-average exercise price	$14.60	$31.48	$34.73

	Weighted-average
At all prices	Options	price	life (yrs)
Total outstanding	141,500	$27.61	5.95
Total exerciseable	117,500	$26.52	5.31

All dividends must conform to applicable statutory requirements. Under 12 USC 56-9, a national bank may not pay a dividend on its common stock if the dividend would exceed net undivided profits then on hand. Further, under 12 USC 60, a national bank must obtain prior approval from the Office of the Comptroller of the Currency (“OCC”) to pay dividends on either common or preferred stock that would exceed the bank’s net profits for the current year combined with retained net profits (net profits minus dividends paid during that period) from the prior two years. At December 31, 2007, approximately $30,540,000 was available for dividends from the Bank to Suffolk Bancorp without prior approval of the OCC.

Note 9 — Income Taxes

The following table presents the provision for income taxes in the consolidated statements of income which is comprised of the following: (in thousands)

		2007	2006	2005
Current:	Federal	$10,382	$10,071	$11,782
	State	1,473	1,746	2,191

		11,855	11,817	13,973
Deferred:	Federal	(204)	776	(456)
	State	11	220	(141)

		(193)	996	(597)

Total		$11,662	$12,813	$13,376

The total current tax expense was different from the amounts computed by applying the federal income tax rate because of the following:

	2007	2006	2005
Federal income tax expense at statutory rates	35%	35%	35%
Tax-exempt interest	(5)%	(3)%	(2)%
State income taxes net of federal benefit	3%	3%	4%
Other	1%	1%	1%

Total	34%	36%	38%

The effects of temporary differences between tax and financial accounting that create significant deferred-tax assets and liabilities at December 31, 2007 and 2006, and the recognition of income and expense for purposes of tax and financial reporting, that resulted in a net increase to Suffolk’s net deferred tax asset for the years ended December 31, 2007, 2006, and 2005 are presented below: (in thousands)

	2007	2006	2005
Deferred tax assets:
Provision for possible loan losses	$3,116	$3,086	$4,017
Post retirement benefits	1,018	1,010	993
Deferred compensation	1,930	1,837	1,765
Securities available for sale	—	930	1,583
Unfunded pension obligation	—	260	—
Other	580	352	365

Total deferred tax assets before valuation allowance	6,644	7,475	8,723
Valuation allowance	—	—	—

Total deferred tax assets net of valuation allowance	6,644	7,475	8,723

Deferred tax liabilities:
Prepaid pension cost	1,259	—	1,584
Securities available for sale	1,162	—	—
Other	669	677	580

Total deferred tax liabilities	3,090	677	2,164

Net deferred tax asset	$3,554	$6,798	$6,559

As discussed in note 1 (H), Suffolk adopted the provisions of FIN 48 effective January 1, 2007. Suffolk had unrecognized tax benefits including interest of approximately $202,000 as of January 1, 2007 and approximately $96,000 as of December 31, 2007. Changes in unrecognized tax benefits consist of the following: (in thousands)

	Total	Federal	State
Balance 1/1/07	$202	$125	$77
Additions from current year tax positions	—	—	—
Additions from prior year tax positions	10	7	3
Reductions for prior year tax positions	(70)	(51)	(19)
Settlements	(46)	—	(46)

Balance 12/31/07	$96	$81	$15

Suffolk recognizes interest and penalties accrued relating to unrecognized tax benefits in income tax expense. The total amount of accrued interest relating to uncertain tax positions is $29,000 as of December 31, 2007. Suffolk files income tax returns in the U.S. federal jurisdiction and in New York state. Federal returns are subject to audits by tax authorities beginning with the 2003 tax year. New York state returns are subject to audits by tax authorities beginning with the 2004 tax year. It is not anticipated that the unrecognized tax benefits will significantly change over the next twelve months.

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

The following tables set forth the status of Suffolk Bancorp’s combined plan as of September 30, 2007 and September 30, 2006, the time at which the annual valuation of the plan is made.

The following table sets forth the plan’s change in benefit obligation:

	2007	2006
Benefit obligation at start of year	$25,793,210	$25,187,518
Service cost	1,381,723	1,401,348
Interest cost	1,482,086	1,359,983
Actuarial (gain) loss	(1,267,669)	(993,049)
Benefits paid	(1,260,327)	(1,162,590)

Benefit obligation at end of year	$26,129,023	$25,793,210

The following table sets forth the plan’s change in plan assets:

	2007	2006
Fair value of plan assets at start of year	$25,156,350	$22,285,195
Actual return on plan assets	3,790,371	2,602,939
Employer contribution	1,541,906	1,430,806
Benefits paid	(1,260,327)	(1,162,590)

Fair value of plan assets at end of year	$29,228,300	$25,156,350

Suffolk will be required to make an annual minimum contribution of $983,196 by June 15, 2008 for the plan year ending September 30, 2007 and no contribution is currently required for the plan year ending September 30, 2008.

The following table presents estimated benefits to be paid during the years indicated: (in thousands)

	Qualified pension plan	Post- retirement plan
2008	$1,119	$51
2009	1,126	54
2010	1,136	57
2011	1,186	61
2012	1,238	64

2013-2017	8,292	373

The following table summarizes the net periodic pension cost:

	2007	2006	2005
Service cost	$1,381,723	$1,401,348	$1,194,639
Interest cost on projected benefit obligations	1,482,086	1,359,983	1,250,591
Expected return on plan assets	(1,883,320)	(1,779,840)	(1,571,239)
Net amortization & deferral	130,947	263,230	180,768

Net periodic pension cost	$1,111,436	$1,244,721	$1,054,759

Weighted-average discount rate	5.86%	5.50%	6.00%
Rate of increase in future compensation	3.50%	3.00%	3.00%
Expected long-term rate of return on assets	7.50%	8.00%	8.00%

The following table summarizes the net periodic pension cost for December 31, 2008, determined by assumptions established on the October 1, 2007, measurement date. This expense amount is subject to change if a significant plan-related event should occur before the end of fiscal 2008.

2008
Service cost	$1,353,807
Interest cost on projected benefit obligations	1,632,661
Expected return on plan assets	(2,081,875)
Net amortization & deferral	(1,374)

Net periodic pension cost	$903,219

Weighted-average discount rate	6.29%
Rate of increase in future compensation	3.50%
Expected long-term rate of return on assets	7.50%

Plan Assets

Suffolk’s pension plan weighted-average asset allocations at September 30, 2007 and 2006, by asset category are as follows:

	at September 30,
	2007	2006
Asset category
Equity Securities	58.00%	59.80%
Debt Securities	40.00%	39.90%
Other	2.00%	0.03%

Total	100%	100%

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

(B) Director’s Retirement Income Agreement of the Bank of the Hamptons — On April 11, 1994, Suffolk acquired Hamptons Bancshares, Inc., which had a director’s deferred compensation plan. The liability for this plan was approximately $190,000 and $222,000 on December 31, 2007 and 2006. Interest (approximately $16,000 in 2007 and $18,000 in 2006) is accrued over the term of the plan. In 2007, the Bank paid approximately $48,000 to participants.

(C) Deferred Compensation

1986 Plan — During 1986, the Board approved a deferred compensation plan. Under the plan, certain employees and Directors of Suffolk elected to defer compensation aggregating approximately $177,000 in exchange for stated future payments to be made at specified dates. The rate of return on the initial deferral was guaranteed. For purposes of financial reporting, interest (approximately $206,000 in 2007, $216,000 in 2006, and $222,000 in 2005) at the plan’s contractual rate is being accrued on the deferral amounts over the expected plan term.

During 2007, Suffolk made payments of approximately $160,000 to participants of the plan. Suffolk has purchased life insurance policies on the plan’s participants based upon reasonable actuarial benefit and other financial assumptions where the present value of the projected cash flows from the insurance proceeds approximates the present value of the projected cost of the employee benefit. Suffolk is the named beneficiary on the policies. Net insurance income related to the policies aggregated approximately $29,000, $20,000, and $72,000, in 2007, 2006, and 2005, respectively.

1999 Plan—During 1999, the Board approved a non-qualified deferred compensation plan. Under this plan, certain employees and Directors of Suffolk may elect to defer some or all of their compensation in exchange for a future payment of the compensation deferred, with accrued interest, at retirement. During 2007, participants deferred compensation totaling $208,000. No payments have been made to any of the participants.

(D) Post Retirement Benefits Other Than Pension —The following table sets forth the post retirement benefit liability included in other liabilities in the accompanying consolidated statements of condition as of December 31, 2007 and 2006:

	2007	2006
Accumulated post retirement benefit obligation	$(1,287,267)	$(1,264,802)
Unrecognized net gain	(1,055,855)	(1,068,130)
Unrecognized past service cost	(10,794)	(11,602)
Unrecognized transition obligation	3,742	4,650

Post retirement benefit liability	$(2,350,174)	$(2,339,884)

Net periodic post retirement benefit cost (the “net periodic cost”) for the years ended December 31, 2007, 2006, and 2005 includes the following components:

	2007	2006	2005
Service cost of benefits earned	$35,408	$39,392	$37,411
Interest cost on liability	75,570	65,918	64,102
Unrecognized (gain) loss	(52,895)	(56,743)	(61,133)

Net periodic cost	$58,083	$48,567	$40,380

Benefit assumptions are based on sponsor contributions of $0.27 per participant per month per $1,000 of life insurance. The retiree is responsible for the premiums, less sponsor contributions. The Bank no longer contributes towards a retiree health plan.

(E) 401(k) Retirement Plan

The Bank has a 401(k) Retirement Plan and Trust (the “401(k) Plan”). Employees who have attained the age of 21 and have completed one year of service have the option to participate. Employees may elect to contribute up to a dollar limit which is set by law. The limit was $15,500 for 2007. The Bank will match one-half of the employee’s contribution up to a maximum of 6% of the employee’s annual gross compensation subject to the aforementioned limit. Employees are fully vested in their own contributions and the Bank’s matching contributions are fully vested once the participant has six years of service. Bank contributions under the 401(k) Plan amounted to $366,000, $350,000, and $325,000 in 2007, 2006, and 2005, respectively. The Bank funds all amounts when due. At December 31, 2007, contributions to the 401(k) Plan were invested in various bond, equity, money market, or diversified funds as directed by each employee. The 401(k) Plan does not allow for investment in the Company’s common stock.

Note 11 — Commitments and Contingent Liabilities

In the normal course of business, there are various outstanding commitments and contingent liabilities, such as standby letters of credit and commitments to extend credit, which are not reflected in the accompanying consolidated financial statements. No material losses are anticipated as a result of these transactions. Suffolk is contingently liable under standby letters of credit in the amount of $21,094,000 and $16,877,000 at December 31, 2007 and 2006, respectively. Suffolk has commitments to make or to extend credit in the form of revolving open-end lines secured by one- to four-family residential properties, commercial real estate, construction and land development loans, and lease financing arrangements in the amount of $174,466,000 and $161,600,000, and commercial loans of $55,863,000 and $43,285,000 as of December 31, 2007 and 2006, respectively.

In the opinion of management, based upon legal counsel, liabilities arising from legal proceedings against Suffolk would not have a significant effect on the financial position of Suffolk.

During 2007, Suffolk was required to maintain balances with the Federal Reserve Bank of New York for reserve and clearing requirements. These balances averaged $3,412,000 in 2007.

Total rental expense for the years ended December 31, 2007, 2006, and 2005 amounted to $1,003,000, $978,000, and $963,000, respectively.

At December 31, 2007, Suffolk was obligated under a number of non-cancelable operating leases for land and buildings used for bank purposes. Minimum annual rentals, exclusive of taxes and other charges under non-cancelable operating leases, are summarized as follows: (in thousands)

Minimum Rentals
2008	$1,064
2009	1,104
2010	1,047
2011	1,029
2012 and thereafter	5,975

These rentals do not include obligations for two new offices currently scheduled to open in 2008.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2007, that the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 2007, the most recent notification from the Comptroller of the Currency categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. Management believes that since that notification no circumstances have changed the institution’s category.

The Bank’s actual capital amounts and ratios are also presented in the following table: (dollars in thousands)

	Actual capital ratios		Minimum for capital adequacy		Minimum to be “Well Capitalized” under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2007
Total Capital (to risk-weighted assets)	$114,858	10.21%	$89,991	8.00%	$112,488	10.00%
Tier 1 Capital (to risk-weighted assets)	107,186	9.53%	44,995	4.00%	67,493	6.00%
Tier 1 Capital (to average assets)	107,186	7.60%	56,449	4.00%	70,562	5.00%

As of December 31, 2006
Total Capital (to risk-weighted assets)	$119,366	11.29%	$84,565	8.00%	$105,706	10.00%
Tier 1 Capital (to risk-weighted assets)	111,815	10.58%	42,282	4.00%	63,423	6.00%
Tier 1 Capital (to average assets)	111,815	7.94%	56,335	4.00%	70,418	5.00%

Note 13 — Credit Concentrations

Suffolk’s principal investments are loans and a portfolio of short- and medium-term debt of the United States Treasury, states and other political subdivisions, U.S. government agencies, corporations, and mortgage-backed securities and collateralized mortgage obligations.

Loans secured by real estate comprise 68.2 percent of the portfolio and 44.5 percent of assets, 33.2 percent of which are for commercial real estate. Commercial real estate loans present greater risk than residential mortgages. Suffolk has attempted to minimize the risks of these loans by considering several factors, including the creditworthiness of the borrower, location, condition, value, and the business prospects for the security property. Commercial, financial, and agricultural loans, unsecured or secured by collateral other than real estate, comprise 21.3 percent of the loan portfolio and 13.9 percent of assets. These loans present significantly greater risk than other types of loans. Average credits are greater in size than consumer loans, and unsecured loans may be more difficult to collect. Suffolk obtains, whenever possible, both the personal guarantees of the principal(s) and cross-guarantees among the principals’ business enterprises. Consumer loans, net of unearned discounts, comprised 10.4 percent of Suffolk’s loan portfolio and 6.8 percent of assets. A majority are indirect dealer-generated loans secured by automobiles. Most of these loans are made to residents of Suffolk’s primary lending area. Each loan is small in amount. Borrowers represent a cross-section of the population and are employed in a variety of industries. The risk presented by any one loan is correspondingly small, and therefore, the risk that this portion of the portfolio presents to Suffolk depends on the financial stability of the population as a whole, not any one entity or industry.

Municipal obligations constitute 38.1 percent of the investment portfolio and 10.6 percent of assets. These obligations present slightly greater risk than U.S. Treasury securities, or those secured by the U.S. government, but significantly less risk than loans because they are backed by the full faith and taxing power of the issuer, most of which is located in the state of New York. U.S. Treasury securities represented 2.4 percent of the investment portfolio and 0.7 percent of assets. U.S. government agency debt securities represented 25.6 percent of the investment portfolio and 7.1 percent of assets. These offer little or no financial risk. Collateralized mortgage obligations represented 31.6 percent of the investment portfolio and 8.8 percent of assets. Mortgage-backed securities represented 0.2 percent of the investment portfolio and 0.1 percent of assets.

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

	2007		2006
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash & cash equivalents	$56,633	$56,633	$43,576	$43,576
Investment securities available for sale	392,796	392,796	403,246	403,246
Investment securities held to maturity	17,611	18,199	15,097	15,647
Loans, net	958,800	964,076	891,447	885,045
Accrued interest receivable	7,359	7,359	7,609	7,609
Deposits	1,143,375	1,143,558	1,139,075	1,137,047
Borrowings	198,320	198,303	120,135	120,138
Accrued interest payable	2,247	2,247	3,373	3,373

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

The carrying amount and fair value of loans were as follows at December 31, 2007 and 2006: (in thousands)

	2007		2006
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Commercial, financial & agricultural	$204,242	$205,056	$182,840	$182,460
Commercial real estate	318,601	320,260	292,458	289,374
Real estate construction loans	83,715	83,663	80,687	80,657
Residential mortgages (1st & 2nd liens)	184,743	184,924	155,107	154,421
Home equity loans	67,081	68,378	76,361	75,625
Consumer loans, net of unearned discounts	99,314	100,691	103,102	101,616
Other loans	1,104	1,104	892	892

Totals	$958,800	$964,076	$891,447	$885,045

Investment Securities

The fair value of the investment portfolio, including mortgage-backed securities, was based on quoted market prices or market prices of similar instruments.

Deposit Liabilities

The fair value of certificates of deposit less than $100,000 was calculated by discounting cash flows with applicable origination rates. At December 31, 2007, the fair value of certificates of deposit less than $100,000 totaling $198,804,000 had a carrying value of $198,898,000. At December 31, 2007, the fair value of certificates of deposit more than $100,000 totaling $117,072,000 had a carrying value of $116,795,000.

Commitments to Extend Credit, Standby Letters of Credit, and Written Financial Guarantees

The fair value of commitments to extend credit was estimated by either discounting cash flows or using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the current credit-worthiness of the counterparties.

Credit in the form of revolving open-end lines secured by one- to four-family residential properties, commercial real estate, construction and land development loans, and lease financing arrangements were $174,466,000 and $161,600,000 as of December 31, 2007 and 2006, respectively.

The estimated fair value of written financial guarantees and letters of credit is based on fees currently charged for similar agreements. The contractual amounts of these commitments were $76,957,000 and $60,171,000 at December 31, 2007 and 2006, respectively. The fees charged for the commitments were not material in amount.

Note 15 — Selected Quarterly Financial Data (Unaudited)

The comparative results for the four quarters of 2007 and 2006 are as follows: (in thousands of dollars except for share and per-share data)

	2007				2006
	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.
Interest income	$22,032	$22,364	$22,474	$22,211	$20,539	$21,817	$21,858	$21,995
Interest expense	5,950	6,379	6,427	6,361	4,384	5,148	5,438	5,529

Net interest income	16,082	15,985	16,047	15,850	16,155	16,669	16,420	16,466
Provision for loan losses	112	18	22	225	300	300	345	21

Net interest income after provision for loan losses	15,970	15,967	16,025	15,625	15,855	16,369	16,075	16,445
Other income	2,371	2,558	2,756	2,910	2,386	2,719	2,750	2,817
Other expense	10,323	10,319	9,907	9,843	9,860	10,039	10,002	10,074
Provision for income taxes	2,869	2,874	2,831	3,088	3,157	3,410	2,655	3,591

Net income	$5,149	$5,332	$6,043	$5,604	$5,224	$5,639	$6,168	$5,597

Basic per-share data:
Net income	$0.51	$0.54	$0.61	$0.58	$0.50	$0.55	$0.60	$0.55
Cash dividends	$0.22	$0.22	$0.22	$0.22	$0.22	$0.22	$0.22	$0.22
Average shares	10,189,580	9,957,096	9,765,095	9,676,500	10,355,554	10,297,824	10,247,565	10,238,718

Note 16 — Suffolk Bancorp (Parent Company Only) Condensed Financial Statements (in thousands)

Condensed Statements of Condition as of December 31,	2007	2006	2005
Assets
Due From Banks	$2,177	$2,298	$2,098
Investment in Subsidiaries: SCNB	108,969	108,559	102,373
Other Assets	341	296	242

Total Assets	$111,487	$111,153	$104,713

Liabilities and Stockholders’ Equity
Dividends Payable	$2,121	$2,253	$2,081
Other Liabilities	385	334	631
Stockholders’ Equity	108,981	108,566	102,001

Total Liabilities and Stockholders’ Equity	$111,487	$111,153	$104,713

Condensed Statements of Income for the Years Ended December 31,	2007	2006	2005
Income
Dividends From Subsidiary Bank	29,079	14,911	22,546

	29,079	14,911	22,546
Expense
Other Expense	434	262	172

Income Before Equity in Undistributed Net Income of Subsidiaries	28,645	14,649	22,374
Equity in Undistributed Earnings of Subsidiaries	(6,517)	7,979	(272)

Net Income	$22,128	$22,628	$22,102

Condensed Statements of Cash Flows for the Years Ended December 31,	2007	2006	2005
Cash Flows From Operating Activities
Net Income	$22,128	$22,628	$22,102
Less: Equity in Undistributed Earnings of Subsidiaries	6,517	(7,979)	272
Other, Net	245	93	151

Net Cash Provided by Operating Activities	28,890	14,742	22,525

Cash Flows From Investing Activities
Maturities of Investment Securities; Available for Sale	—	—	—
Net Cash Provided by Investing Activities	—	—	—
Cash Flows From Financing Activities
Repurchase of Common Stock	(20,227)	(5,674)	(14,200)
Dividends Paid	(8,784)	(8,868)	(8,301)

Net Cash Used in Financing Activities	(29,011)	(14,542)	(22,501)

Net (Decrease) Increase in Cash and Cash Equivalents	(121)	200	24
Cash and Cash Equivalents, Beginning of Year	2,298	2,098	2,074

Cash and Cash Equivalents, End of Year	$2,177	$2,298	$2,098

Note: No income tax provision has been recorded on the books of Suffolk Bancorp since it files a return consolidated with its subsidiaries.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and

Shareholders of Suffolk Bancorp

We have audited Suffolk Bancorp’s (a New York corporation) internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Suffolk Bancorp’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on Suffolk Bancorp’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Suffolk Bancorp maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of condition of Suffolk Bancorp as of December 31, 2007 and 2006, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007 and our report dated March 7, 2008 expressed an unqualified opinion.

GRANT THORNTON LLP

Philadelphia, Pennsylvania

March 7, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC

ACCOUNTING FIRM

Board of Directors and

Shareholders of Suffolk Bancorp

We have audited the accompanying consolidated statements of condition of Suffolk Bancorp (a New York corporation) and its subsidiary as of December 31, 2007 and 2006, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Suffolk Bancorp and its subsidiary as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 9, the Company has adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109, as a cumulative effect adjustment to the opening balance of retained earnings as of January 1, 2007. As discussed in Note 1 to the financial statements, the Company has adopted Financial Accounting Standards Board Statement (FASB) No. 123(R), Share-Based Payments and FASB No.158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R) in 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Suffolk Bancorp’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 7, 2008 expressed an unqualified opinion.

Philadelphia, Pennsylvania March 7, 2008

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

The audit committee of the Board of Directors, which is composed entirely of directors who are not employees of Suffolk Bancorp, meets periodically with the internal auditors and management to discuss audit and internal accounting controls, regulatory audits, and financial reporting matters.

Thomas S. Kohlmann
President & Chief Executive Officer

J. Gordon Huszagh
Executive Vice President & Chief Financial Officer

Riverhead, New York

March 7, 2008

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31,

-OR-

☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _________ to ___________.

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

Large accelerated filer  ☐    Accelerated filer  ☒     Non-accelerated filer  ☐

Indicate by check mark whether the Registrant is a shell company.    YES  ☐    NO  ☒

The aggregate market value of the common equity held by non-affiliates of the Registrant as of the last business day of the Registrant’s most recently completed second fiscal quarter was $305.4 million.

As of January 31, 2008, there were 9,610,730 shares outstanding of the Registrant’s common stock.

PART I

DOCUMENT INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for its Annual Meeting of Shareholders to be held April 8, 2008, filed on March 7, 2008. (Part III)

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

Suffolk’s chief competition includes local banks with main or branch offices in the service area of Suffolk County National Bank, including North Fork Bank and Bridgehampton National Bank. Additionally, New York City money center banks and regional banks provide competition. These banks include primarily Citibank, Bank of America, J.P. Morgan Chase, Commerce Bank, and Hudson City Savings.

Suffolk and its subsidiaries had 341 full-time and 52 part-time employees on December 31, 2007.

Suffolk County National Bank (the “Bank”)

The Suffolk County National Bank of Riverhead was organized under the national banking laws of the United States of America on January 6, 1890. The Bank is a member of the Federal Reserve System, and its deposits are insured by the Federal Deposit Insurance Corporation to the extent provided by law.

Directed by members of the communities it serves, the Bank’s main service area includes the towns of Babylon, Brookhaven, East Hampton, Islip, Riverhead, Smithtown, Southampton, and Southold. The main office of the Bank is situated at 6 West Second Street, Riverhead, New York. Its branch offices are located at Bohemia, Center Moriches, Cutchogue, Deer Park, East Hampton, Hampton Bays, Hauppauge, Manorville, Mattituck, Medford, Miller Place, Montauk, Port Jefferson, Riverhead, Sag Harbor, Sayville, Shoreham, Smithtown, Southampton, Wading River, Water Mill, West Babylon, and Westhampton Beach, New York. Two additional offices in Middle Island and Port Jefferson Station are scheduled to open in 2008.

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

BUSINESS SEGMENT REPORTING

Suffolk is a regional bank, which offers a wide array of products and services to its customers. Pursuant to its banking strategy, emphasis is placed on building relationships with its customers, as opposed to building specific lines of business. As a result, at December 31, 2007 and 2006, Suffolk is not organized around discernible lines of business and prefers to work as an integrated unit to customize solutions for its customers, with business line emphasis and product offerings changing over time as needs and demands change. See page 28 of this Annual Report to Shareholders for the fiscal year ended December 31, 2007.

AVAILABLE INFORMATION

Suffolk files Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statements on Form 14(a), and any amendments to those reports, with the United States Securities and Exchange Commission (the “SEC”). The public may read and copy any of these materials at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, D.C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330 (1-800-732-0330). The SEC also maintains an Internet site (http://www.sec.gov) that contains reports, proxy, and information statements, and other information regarding issuers, including Suffolk, that file electronically with the SEC. Suffolk also makes these reports available free of charge through its Internet website (http://www.suffolkbancorp.com) as soon as practicably possible after Suffolk files these reports electronically with the SEC.

SUPERVISION AND REGULATION

References in this section to applicable statutes and regulations are brief summaries only, and do not purport to be complete. The reader should consult such statutes and regulations themselves for a full understanding of the details of their operation.

As a consequence of the extensive regulation of commercial banking activities in the United States, the business of Suffolk and its subsidiaries is particularly susceptible to federal and state legislation that may have the effect of increasing or decreasing the cost of doing business, modifying permissible activities, or enhancing the competitive position of other financial institutions.

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

Imposition of Liability for Undercapitalized Subsidiaries

The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) required each federal banking agency to revise its risk-based capital standards to ensure that those standards take adequate account of interest rate risk, concentration of credit risk, and the risks of nontraditional activities, as well as reflect the actual performance and expected risk of loss on multifamily mortgages. In accordance with the law, each federal banking agency has specified, by regulation, the levels at which an insured institution would be considered “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized.” Under these regulations, as of December 31, 2007, the Bank would be deemed to be “well capitalized.”

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

Banking Regulation

The Bank is a national bank, which is subject to regulation and supervision primarily by the Office of the Comptroller of the Currency (the “OCC”) and secondarily by the Federal Reserve Board and the Federal Deposit Insurance Corporation (the “FDIC”). The Bank is subject to the requirements and restrictions under federal law, including requirements to maintain reserves against deposits, restrictions on the types and amounts of loans that may be granted and the interest that may be charged thereon, and limitations on the types of investments that may be made and the types of services that may be offered. Various consumer laws and regulations also affect the operations of the Bank.

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

Gramm-Leach-Bliley Act

The Gramm-Leach-Bliley Act, effective on March 11, 2000, permits bank holding companies to become FHCs and, by doing so, affiliate with securities firms and insurance companies and engage in other activities that are financial in nature or complementary thereto. A bank holding company may become an FHC, if each of its subsidiary banks is “well capitalized” under the FDI-CIA prompt corrective action provisions, is “well managed,” and has at least a “satisfactory” rating under the Community Reinvestment Act as of 1977 as amended (the “CRA”), by filing a declaration that the bank holding company wishes to become an FHC and meets all applicable requirements.

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

A national bank also may engage, subject to limitations on investment, in activities that are financial in nature, other than insurance underwriting, merchant banking, real estate development, and real estate investment, through a financial subsidiary of the bank, if the bank is “well capitalized,” “well managed,” and has at least a “satisfactory” CRA rating. Subsidiary banks of an FHC or national bank with financial subsidiaries must continue to be well capitalized and well managed in order to continue to engage in such activities without regulatory actions or restrictions, which could include divestiture of the financial subsidiary or subsidiaries. In addition, an FHC or a bank may not acquire a company that is engaged in such activities unless each of the subsidiary banks of the FHC or the bank has at least a “satisfactory” rating. At December 31, 2007, the Bank was rated as “outstanding.”

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

ITEM 1A.	Risk Factors

Net income at Suffolk is primarily reliant on its ability to generate net interest income, and to a lesser extent, fee income. Accordingly, factors affecting Suffolk Bancorp include particularly, but are not limited to: credit risk, the ability of borrowers to repay debt; interest rate risk, changes in interest rates that may cause the net interest margin between earning assets and interest-bearing liabilities to contract; market risk, changes in the market value of securities owing to changes in interest rates; increases or decreases in retail and commercial economic activity in Suffolk’s market area; variations in the ability and propensity of consumers and businesses to borrow, repay, or deposit money, or to use other banking and financial services. Further, it could take Suffolk longer than anticipated to implement its strategic plans to increase revenue and manage non-interest expense, or it may not be possible to implement those plans at all. Finally, new and unanticipated legislation, regulation, or accounting standards may require Suffolk to change its practices in ways that materially change the results of operations. Each of these factors may change in ways that management does not now foresee. They are subject, however, to a variety of uncertainties that could cause future results to vary materially from Suffolk’s historical performance, or from current expectations.

Additional information about the nature of these risks and how they are managed can be found in the following locations in this report:

Credit Risk: under the captions “Non-Performing Loans” and “Summary of Loan Losses and Allowance for Loan Losses” on page 12 of this report.

Interest Rate Risk: under the captions “Interest Rate Sensitivity” and “Asset/Liability Management and Liquidity” on pages 15 and 17 of this report, respectively.

Market Risk: under the caption “Market Risk” on page 15 of this report.

Management believes that it is imprudent to make or rely on assertions made before the fact concerning the probability that any specific risk will be realized, and that any such assertions would be speculative. Instead, credit, asset/liability management, investment, compliance, and other operating policies are written to account for a range of possible outcomes, and prevent or ameliorate those outcomes falling at the margins of possible occurrence.

STATISTICAL DISCLOSURE

ITEM 2.	Properties

Registrant

Suffolk as such has no physical properties. Office facilities of Suffolk are located at 4 West Second Street, Riverhead, New York.

Bank

The Bank’s main office campus, with three buildings, is located at 6 West Second Street, Riverhead, New York, title to which is held by the Town of Riverhead, New York Industrial Development Agency for reasons of tax abatement, but to which the Bank has all other rights of ownership. The Bank also owns a total of 12 properties with 12 buildings in fee, and holds 16 buildings under lease agreements. The bank also holds two buildings under lease agreements that will commence upon occupancy of the buildings in 2008. Management believes that the physical facilities are suitable and adequate and at present are being fully utilized. Suffolk, however, evaluates future needs continuously and anticipates other changes in its facilities during the next several years.

ITEM 3.	Legal Proceedings

There are no material legal proceedings, individually or in the aggregate, to which Suffolk or its subsidiaries are a party or of which any of the property is subject.

ITEM 4.	Submission of Matters to a Vote of Security Holders

None.

PART II

ITEM 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

Pages 6 and 22 of this Annual Report to Shareholders for the fiscal year ended December 31, 2007.

Comparison of Cumulative Total Return of Suffolk Bancorp, Industry Index, and Broad Market (in $)

	1/1/03	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07
Suffolk Bancorp	100.00	112.37	114.71	113.85	130.42	109.74
NASDAQ Banks	100.00	128.64	174.22	143.82	161.41	127.92
NASDAQ US	100.00	149.52	162.72	166.18	182.57	197.98
source: CRSP Total Return Indices - NASDAQ

ASSUMES $100 INVESTED ON JANUARY 1, 2003 — ASSUMES DIVIDEND REINVESTED — FISCAL YEAR ENDING DECEMBER 31, 2007

At January 31, 2008, there were approximately 1,510 equity holders of record and approximately 2,613 beneficial shareholders of the Company’s common stock. Information concerning dividends and the price range of the common stock can be found on page 6 of this Annual Report to Shareholders

ITEM 6.	Selected Quarterly Financial Data

Page 38 of this Annual Report to Shareholders for the fiscal year ended December 31, 2007.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Pages 7—20 of this Annual Report to Shareholders for the fiscal year ended December 31, 2007.

ITEM 7a.	Quantitative and Qualitative Disclosure about Market Risk

Page 15 of this Annual Report to Shareholders for the fiscal year ended December 31, 2007.

ITEM 8.	Financial Statements and Supplementary Data

Pages 21—38 of this Annual Report to Shareholders for the fiscal year ended December 31, 2007.

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9a.	Controls and Procedures

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

The Certifying Officers also have indicated that there were no significant changes in Suffolk’s internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation, and there were no corrective actions with regard to significant deficiencies and material weaknesses. Management’s Report on Internal Control over Financial Reporting is incorporated herein and can be found on page 20. The effectiveness of Suffolk’s internal control over financial reporting as of December 31, 2007, has been audited by Grant Thornton LLP whose report can be found on page 39.

PART III

ITEM 10.	Directors and Executive Officers of the Registrant

Pages 2 - 8 of Registrant’s Proxy Statement for its Annual Meeting of Shareholders to be held on April 8, 2008 is incorporated herein by reference.

EXECUTIVE OFFICERS
Name	Age	Position	Business Experience

Thomas S. Kohlmann	61	Chairman, President, and Chief Executive Officer	Apr-05	- Present	Chairman, President, CEO, and Director, Suffolk Bancorp
			Oct-99	- Apr-05	President, CEO, and Director, Suffolk Bancorp
			Oct-99	- Present	President, CEO, and Director, SCNB
			Jan-98	- Oct-99	EVP, Suffolk Bancorp
			Jan-96	- Oct-99	EVP and Chief Lending Officer
			Feb-92	- Dec-95	SVP, SCNB
			1980	- Feb-92	Marine Midland Bank
Employed by SCNB since February 1992.

J. Gordon Huszagh	54	Executive Vice President and	Jan-99	- Present	EVP and CFO, Suffolk Bancorp
		Chief Financial Officer	Jan-99	- Present	EVP and CFO, SCNB
			Jan-97	- Jan-99	SVP and CFO, SCNB
			Dec-92	- Dec-96	SVP & Comptroller, SCNB
			Dec-88	- Dec-92	VP & Comptroller, SCNB
			Dec-86	- Dec-88	VP, SCNB
			Jan-83	- Dec-86	Auditor, SCNB
			1975	- 1982	Eastern Federal Savings and Loan
Employed by SCNB since January 1983.

Robert C. Dick	58	Executive Vice President and	Apr-00	- Present	EVP, Suffolk Bancorp
		Chief Lending Officer	Apr-00	- Present	EVP and Chief Lending Officer, SCNB
			Oct-99	- Apr-00	SVP and Chief Lending Officer, SCNB
			Dec-88	- Oct-99	SVP, Commercial Loans, SCNB
			Dec-82	- Apr-88	VP, Commercial Loans, SCNB
			1965	- 1980	Security National Bank/Chemical Bank
Employed by SCNB since January 1980.

Frank D. Filipo	56	Executive Vice President, Retail Banking	Mar-03	- Present	EVP, Suffolk Bancorp
			Mar-03	- Present	EVP, Retail Banking, SCNB
			Sep-01	- Mar-03	SVP, Retail Banking, SCNB
			Sep-96	- Sep-01	Regional Administrator, North Fork Bank
			Apr-94	- Sep-96	SVP, Commercial Loans, SCNB
			Jul-84	- Apr-94	EVP, Senior Lending Officer, Bank of the Hamptons, N.A.
			1982	- Jul-84	VP Commercial Loans, Continental Bank
Employed by SCNB from April 1994 to September 1996 and since September 2001.

Augustus C. Weaver	65	Executive Vice President and	Jan-98	- Present	EVP, Suffolk Bancorp
		Chief Information Officer	Jan-96	- Present	EVP and Chief Information Officer, SCNB
			Feb-87	- Dec-95	President, Island Computer Corporation of New York, Inc.
			Feb-86	- Feb-87	Director of Data Processing and Corporate Planning,
Southland Frozen Food Corporation
			Feb-62	- Feb-86	VP & Director of Operations, Long Island Savings Bank
Employed by SCNB since February 1996.

ITEM 11.	Executive Compensation

Pages 8-18 of Registrant’s Proxy Statement for its Annual Meeting of Shareholders to be held on April 8, 2008 is incorporated herein by reference.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management

Pages 2, 12, 13, and 14 of Registrant’s Proxy Statement for its Annual Meeting of Shareholders to be held on April 8, 2008 is incorporated herein by reference.

ITEM 13.	Certain Relationships and Related Transactions

Page 4 of Registrant’s Proxy Statement for its Annual Meeting of Shareholders to be held on April 8, 2008 is incorporated herein by reference.

ITEM 14.	Principal Accountant Fees and Services

The following table presents the fees billed for each of the last two fiscal years by Suffolk’s principal accountant by category:

	2007	2006
Audit fees	$355,143	$298,806
Audit-related fees	25,167	23,414
Tax fees	—	—
All other fees	—	—

	$380,310	$322,220

The Audit Committee pre-approves all auditing services and permitted non-audit services (including the fees and terms thereof) to be performed for Suffolk by its independent auditor, subject to the de minimus exceptions for non-audit services described in Section 10A (i) (1) (B) of the Exchange Act which are approved by the Committee prior to the completion of the audit. The Audit Committee may form and delegate authority to subcommittees consisting of one or more members when appropriate, including the authority to grant pre-approvals of audit and permitted non-audit services, provided that decisions of such subcommittee to grant pre-approvals shall be presented to the full Audit Committee at its next scheduled meeting. Fees for consultation concerning the computation and filing of income taxes amounting to $43,000 for 2007 were paid to the firm of Marcum & Kliegman, LLP.

PART IV

ITEM 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

The following consolidated financial statements of the Registrant and Subsidiaries, and the accountant’s report thereon, are included on pages 21 through 38 inclusive.

Financial Statements (Consolidated)

Statements of Condition — December 31, 2007 and 2006.

Statements of Income — For the years ended December 31, 2007, 2006, and 2005.

Statements of Changes in Stockholders’ Equity — For the years ended December 31, 2007, 2006, and 2005.

Statements of Cash Flows — For the years ended December 31, 2007, 2006, and 2005.

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

Reports on Form 8-K

The following reports were filed on Form 8-K during the three-month period ended December 31, 2007:

October 15, 2007, Item 2.02 Results of Operations and Financial Condition. Attached as an exhibit is the Company’s press release titled “Suffolk Bancorp Announces Earnings For The Third Quarter Of 2007” dated October 15, 2007.

November 27, 2007, Item 8.01 Other Events and Required FD Disclosure. Attached as an exhibit is the Company’s press release titled “Suffolk Bancorp Announces Regular Quarterly Dividend” dated November 27, 2007.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUFFOLK BANCORP

March 7, 2008

(Registrant)

By:	/s/ THOMAS S. KOHLMANN	By:	/s/ JAMES E. DANOWSKI
	Thomas S. Kohlmann		James E. Danowski
	Chairman of the Board,		Director
President, Chief Executive Officer, & Director

By:	/s/ J. GORDON HUSZAGH	By:	/s/ JOSEPH A. DEERKOSKI
	J. Gordon Huszagh		Joseph A. Deerkoski
	Executive Vice President & Chief Financial Officer		Director

		By:	/s/ JOSEPH A. GAVIOLA
Joseph A. Gaviola
Director

		By:	/s/ EDGAR F. GOODALE
Edgar F. Goodale
Director

		By:	/s/ DAVID A. KANDELL
David A. Kandell
Director

		By:	/s/ TERENCE X. MEYER
Terence X. Meyer
Director

		By:	/s/ SUSAN V. B. O’SHEA
Susan V. B. O’Shea
Director

		By:	/s/ JOHN D. STARK, JR.
John D. Stark, Jr.
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

Date: March 7, 2008

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

Date: March 7, 2008

/s/ J. GORDON HUSZAGH
J. Gordon Huszagh Executive Vice President & Chief Financial Officer

CERTIFICATION OF PERIODIC REPORT

I, Thomas S. Kohlmann, President & Chief Executive Officer of Suffolk Bancorp (the “Company”), certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that: (1) the Annual Report on Form 10-K of the Company for the year ended December 31, 2007 (the “Report”) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and (2) the information contained in the Report fairly represents, in all material respects, the financial condition and results of operations of the Company.

Dated: March 7, 2008

/s/ Thomas S. Kohlmann
Thomas S. Kohlmann President & Chief Executive Officer

CERTIFICATION OF PERIODIC REPORT

I, J. Gordon Huszagh, Executive Vice President & Chief Financial Officer of Suffolk Bancorp (the “Company”), certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that: (1) the Annual Report on Form 10-K of the Company for the year ended December 31, 2007 (the “Report”) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and (2) the information contained in the Report fairly represents, in all material respects, the financial condition and results of operations of the Company.

Dated: March 7, 2008

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

John D. Stark, Jr.

Vice President; Foxwood Corporation

(manufactured housing)

OFFICERS

Thomas S. Kohlmann

Chairman, President & Chief Executive Officer

J. Gordon Huszagh

Executive Vice President & Chief Financial Officer

Robert C. Dick

Executive Vice President

Frank D. Filipo

Executive Vice President

Augustus C. Weaver

Executive Vice President

Douglas Ian Shaw

Senior Vice President & Corporate Secretary

DIRECTORS

Thomas S. Kohlmann

Chairman of the Board

James E. Danowski

Joseph A. Deerkoski

Joseph A. Gaviola

Edgar F. Goodale

David A. Kandell

Terence X. Meyer

Susan V. B. O’Shea

John. D. Stark, Jr.

EXECUTIVE OFFICERS

Thomas S. Kohlmann

Chairman, President &

Chief Executive Officer

J. Gordon Huszagh

Executive Vice President &

Chief Financial Officer

Robert C. Dick

Executive Vice President &

Chief Lending Officer

Frank D. Filipo

Executive Vice President

Retail Banking

Augustus C. Weaver

Executive Vice President &

Chief Information Officer

LOANS

Bruce W. Bradley

Senior Vice President

David T. DeVito

Senior Vice President

Joan Brigante

Vice President

Robert T. Ellerkamp

Vice President

Robert P. Grady

Vice President

Wendy Harris

Vice President

Paul D. Hawkins, Jr.

Vice President

Benjamin Mancuso

Vice President

Gerard H. McGuirk

Vice President

William Mitarotondo

Vice President

Deborah Simonetti

Vice President

Thomas J. Sullivan

Vice President

Frederick J. Weinfurt

Vice President

RETAIL BANKING

Stanley V. Gelish

Senior Vice President

Anita J. Nigrel

Senior Vice President

David E. Lebens

Vice President

Susan M. Martinelli

Vice President

Bohemia Office

Steve E. Horner

Vice President

Center Moriches Office

Julia Pratt

Assistant Vice President

Cutchogue Office

Kim Sweeney

Assistant Vice President

Deer Park Office

Steven DeLuca

Vice President

East Hampton Pantigo Office

Sarah M. Almeraz

Assistant Vice President

East Hampton Village Office

Jill James

Vice President

Hampton Bays Office

David C. Barczak

Vice President

Hauppauge Office

Mark Harrigan

Assistant Vice President

Manorville Office

Tara Sperduto

Assistant Vice President

Mattituck Office

Janet V. Stewart

Vice President

Middle Island Office

Geralyn Harper

Assistant Vice President

Medford Office

Paul E. Vaas

Vice President

Miller Place Office

Cynthia Berner

Assistant Vice President

Montauk Harbor Office

Montauk Village Office

John J. McDonald

Vice President

Port Jefferson Harbor Office

Port Jefferson Village Office

Jacqueline Brown

Vice President

Port Jefferson Station Office

Michael E. Newins

Assistant Vice President

Riverhead, Ostrander

Avenue Office

Angela R. Reese

Assistant Vice President

Riverhead, Second Street Office

Vincent Cangiano

Vice President

Sag Harbor Office

Susan Tooker

Assistant Vice President

Sayville Office

Pamela S. Werner

Assistant Vice President

Shoreham Office

Wendy A. Stapon

Assistant Vice President

Smithtown Office

Susan L. Hughes

Assistant Vice President

Southampton Office

Patricia Bolomey

Vice President

Wading River Office

John A. Maki

Assistant Vice President

Water Mill Office

Rebecca Collins

Assistant Vice President

West Babylon Office

Joanne Goodman

Assistant Vice President

Westhampton Beach Office

Jayne D. Ebert

Vice President

TRUST & ASSET

MANAGEMENT GROUP

Dan A. Cicale

Senior Vice President

& Trust Officer

Trust & Estate Services

Linda Schwartz

Vice President & Trust Officer

Warren Palzer

Vice President

Lori E. Thompson

Vice President

SCNB Financial Services, Inc.

William C. Araneo

Vice President

AUDIT

Maria R. Michaelson

Senior Vice President

Tricia Thomas-Hector

Vice President

COLLECTIONS

Christopher R. Martinelli

Assistant Vice President

COMPTROLLER

Stacey L. Moran

Vice President

& Comptroller

CORPORATE SERVICES

Douglas Ian Shaw

Senior Vice President &

Corporate Secretary

FACILITIES

Charles E. Anderson

Manager

HUMAN RESOURCES

Nancy Jacob

Vice President

INFORMATION

SECURITY

Joanne Appel

Assistant Vice President

& Information Security Officer

INFORMATION

TECHNOLOGY

Mark J. Drozd

Senior Vice President

Fred A. Bohonan

Vice President

MARKETING

Brenda B. Sujecki

Vice President

OPERATIONS

Dennis F. Orski

Senior Vice President

Deanna L. Miller

Vice President

RISK MANAGEMENT &

COMPLIANCE

Jeanne P. Kelley

Senior Vice President

Linda Follett

Vice President

SECURITY

Alexander B. Doroski

Senior Vice President

Directory of Offices and Departments

Area Code (631)
ON THE WEB AT:	WWW.SCNB.COM	Telephone	FAX

Executive Offices	4 West Second Street, P.O. Box 9000, Riverhead, N.Y. 11901	208-2400	727-2638

Audit	4 West Second Street, P.O. Box 9000, Riverhead, N.Y. 11901	208-2285	727-8236

Bohemia Office	3880 Veterans Memorial Highway, Bohemia, N.Y. 11716	585-4477	585-4809

Business and Professional Banking Center	260 Middle County Road, Smithtown, N.Y. 11787	979-3400	979-3430

Center Moriches Office	502 Main Street, Center Moriches, N.Y. 11934	878-8800	878-4431

Collections	206 Griffing Avenue, Riverhead, N.Y. 11901	208-2370	727-5732

Commercial Loans	4 West Second Street, P.O. Box 9000, Riverhead, N.Y. 11901	208-2201	727-5798

	3880 Veterans Memorial Highway, Bohemia, N.Y. 11716	580-0181	580-0183

	137 West Broadway, Port Jefferson, N.Y. 11777	642-1000	642-0200

	295 North Sea Road, Southampton, N.Y. 11968	287-3104	287-3296

Compliance	4 West Second Street, P.O. Box 9000, Riverhead, N.Y. 11901	208-2292	727-2638

Comptroller	4 West Second Street, P.O. Box 9000, Riverhead, N.Y. 11901	208-2270	369-2230

Consumer Loans	4 West Second Street, P.O. Box 9000, Riverhead, N.Y. 11901	208-2222	727-5521

Corporate Services (Investor Relations)	4 West Second Street, P.O. Box 9000, Riverhead, N.Y. 11901	727-5667	727-3214

Cutchogue Office	31525 Main Road, P.O. Box 702, Cutchogue, N.Y. 11935	734-5050	734-7759

Deer Park Office	21 East Industry Court, Suite 4, Deer Park, N.Y. 11729	274-4888	274-4810

Data Processing	206 Griffing Avenue, Riverhead, N.Y. 11901	208-2495	369-5834

East Hampton Pantigo Office	351 Pantigo Road, East Hampton, N.Y. 11937	324-2000	324-6367

East Hampton Village Office	99 Newtown Lane, East Hampton, N.Y. 11937	324-3800	324-3863

Facilities	4 West Second Street, P.O. Box 9000, Riverhead, N.Y. 11901	208-2333	208-0767

Hampton Bays Office	168 West Montauk Highway, Hampton Bays, N.Y. 11946	728-2700	728-8311

Hauppauge Office	110 Marcus Boulevard, Hauppauge, N.Y. 11788	436-5400	436-4454

Human Resources	4 West Second Street, P.O. Box 9000, Riverhead, N.Y. 11901	208-2310	727-3170

Investments and Insurance at SCNB	6 West Second Street, P.O. Box 9000, Riverhead, NY 11901	208-2380	727-3210

Manorville Office	460 County Road 111, Suite 18, Manorville, N.Y. 11949	281-8200	281-5695

Marketing	4 West Second Street, P.O. Box 9000, Riverhead, N.Y. 11901	208-2323	727-9223

Mattituck Office	10900 Main Road, P.O. Box 1420, Mattituck, N.Y. 11952	298-9400	298-9188

Medford Office	2801 Route 112, Suite B, Medford, N.Y. 11763	758-1500	758-1509

Middle Island Office	900 Middle Country Road, Middle Island, N.Y. 11953	345-0010	345-5377

Miller Place Office	159-21A Route 25A, Miller Place, N.Y. 11764	474-8400	474-5357

Montauk Harbor Office	541 West Lake Drive, P.O. Box 2368, Montauk, N.Y. 11954	668-4333	668-3643

Montauk Village Office	746 Montauk Highway, P.O. Box 743, Montauk, N.Y. 11954	668-5300	668-1214

Operations	206 Griffing Avenue, Riverhead, N.Y. 11901	208-2450	369-5834

Port Jefferson Harbor Office	135 West Broadway, Port Jefferson, N.Y. 11777	474-7200	331-7806

Port Jefferson Station Office	1500-10 Route 112, Port Jefferson Station, N.Y. 11776	(available soon)

Port Jefferson Village Office	228 East Main Street, Port Jefferson, N.Y. 11777	473-7700	473-9406

Residential Mortgage Loans	4 West Second Street, P.O. Box 9000, Riverhead, N.Y. 11901	208-2244	369-2468

Retail Banking	4 West Second Street, P.O. Box 9000, Riverhead, N.Y. 11901	208-2300	727-3873

Riverhead, Ostrander Avenue Office	1201 Ostrander Avenue, P.O. Box 9000, Riverhead, N.Y. 11901	727-6800	727-5095

Riverhead, Second Street Office	6 West Second Street, Riverhead, N.Y. 11901	208-2350	727-3210

Sag Harbor Office	17 Main Street, P.O. Box 1268, Sag Harbor, N.Y. 11963	725-3000	725-4627

Sayville Office	161 North Main Street, Sayville, N.Y. 11782	218-1600	218-9425

SCNB Financial Services, Inc.	31525 Main Road, P.O. Box 702, Cutchogue, N.Y. 11935	208-2380	727-3210

Shoreham Office	9926 Route 25A, P.O. Box 622, Shoreham, N.Y. 11786	744-4400	744-6743

Smithtown Office	260 Middle Country Road, Suite 112, Smithtown, N.Y. 11787	979-3400	979-3430

Southampton Office	295 North Sea Road, Southampton, N.Y. 11968	283-3800	287-3293

Trust and Asset Management	3880 Veterans Memorial Highway, Bohemia, N.Y. 11716	285-6600	285-6610

Wading River Office	2065 Wading River-Manor Road, Wading River, N.Y. 11792	929-6300	929-6799

Water Mill Office	828 Montauk Highway, P.O. Box 216, Water Mill, N.Y. 11976	726-4500	726-7573

West Babylon Office	955 Little East Neck Road, West Babylon, N.Y. 11704	669-7300	669-5211

Westhampton Beach Office	144 Sunset Avenue, Westhampton Beach, N.Y. 11978	288-4000	288-9252