Form 10-Q
period 2008-03-31
SUFFOLK BANCORP
filed 2008-05-05
CIK 754673

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Large Accelerated Filer  ☐    Accelerated Filer  ☒    Non-Accelerated Filer  ☐    Smaller Reporting Company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

9,568,730 SHARES OF COMMON STOCK OUTSTANDING AS OF May 1, 2008

This page left blank intentionally.

SUFFOLK BANCORP AND SUBSIDIARIES

SUFFOLK BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CONDITION

(in thousands of dollars except for share and per share data)

	March 31, 2008	December 31, 2007
	unaudited
ASSETS
Cash & Due From Banks	$50,744	$56,633
Federal Funds Sold	—	2,700
Investment Securities:
Available for Sale, at Fair Value	413,793	392,796
Held to Maturity (Fair Value of $20,301 and $18,199, respectively)
Obligations of States & Political Subdivisions	8,910	9,055
Federal Reserve Bank Stock	638	638
Federal Home Loan Bank Stock	10,018	7,818
Corporate Bonds & Other Securities	100	100

Total Investment Securities	433,459	410,407

Total Loans	1,009,350	958,800
Less: Allowance for Loan Losses	7,852	7,672

Net Loans	1,001,498	951,128

Premises & Equipment, Net	22,014	22,143
Accrued Interest Receivable, Net	7,957	7,359
Excess of Cost Over Fair Value of Net Assets Acquired	814	814
Other Assets	14,977	19,397

TOTAL ASSETS	$1,531,463	$1,470,581

LIABILITIES & STOCKHOLDERS’ EQUITY
Demand Deposits	$393,973	$423,225
Saving, N.O.W. & Money Market Deposits	428,185	404,457
Time Certificates of $100,000 or more	139,648	116,795
Other Time Deposits	184,199	198,898

Total Deposits	1,146,005	1,143,375

Federal Home Loan Bank Borrowings	192,400	143,500
Repurchase Agreements	54,770	54,820
Dividend Payable on Common Stock	2,106	2,121
Accrued Interest Payable	2,079	2,247
Other Liabilities	18,560	15,537

TOTAL LIABILITIES	1,415,920	1,361,600

STOCKHOLDERS’ EQUITY
Common Stock (par value $2.50; 15,000,000 shares authorized; 9,568,730 and 9,610,730 shares outstanding at March 31, 2008 and December 31, 2007, respectively)	33,911	33,911
Surplus	20,221	20,172
Treasury Stock at Par (3,995,661 and 3,953,661 shares, respectively)	(9,989)	(9,884)
Retained Earnings	68,283	63,939

	112,426	108,138
Accumulated Other Comprehensive Income, Net of Tax	3,117	843

TOTAL STOCKHOLDERS’ EQUITY	115,543	108,981

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$1,531,463	$1,470,581

See accompanying notes to consolidated financial statements.

SUFFOLK BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands of dollars except for share and per share data)

	For the Three Months Ended
	March 31, 2008	March 31, 2007
	unaudited	unaudited
INTEREST INCOME
Federal Funds Sold	$1	$49
United States Treasury Securities	99	99
Obligations of States & Political Subdivisions	1,511	1,228
Mortgage-Backed Securities	1,832	2,030
U.S. Government Agency Obligations	1,058	1,217
Corporate Bonds & Other Securities	181	100
Loans	17,285	17,309

Total Interest Income	21,967	22,032

INTEREST EXPENSE
Saving, N.O.W. & Money Market Deposits	1,318	1,179
Time Certificates of $100,000 or more	1,146	1,084
Other Time Deposits	1,870	1,944
Federal Funds Purchased and Repurchase Agreements	516	715
Interest on Other Borrowings	1,254	1,028

Total Interest Expense	6,104	5,950

Net-interest Income	15,863	16,082
Provision for Loan Losses	225	112

Net-interest Income After Provision for Loan Losses	15,638	15,970

OTHER INCOME
Service Charges on Deposit Accounts	1,373	1,315
Other Service Charges, Commissions & Fees	719	613
Fiduciary Fees	372	320
Net Securities Gains	3,737	—
Other Operating Income	149	123

Total Other Income	6,350	2,371

OTHER EXPENSE
Salaries & Employee Benefits	6,337	6,169
Net Occupancy Expense	1,104	1,024
Equipment Expense	527	582
Other Operating Expense	2,386	2,548

Total Other Expense	10,354	10,323

Income Before Provision for Income Taxes	11,634	8,018
Provision for Income Taxes	4,075	2,869

NET INCOME	$7,559	$5,149

Average: Common Shares Outstanding	9,593,554	10,189,580
Dilutive Stock Options	12,610	26,904

Average Total Common Shares and Dilutive Options	9,606,164	10,216,484
EARNINGS PER COMMON SHARE
Basic	$0.79	$0.51
Diluted	$0.79	$0.50

See accompanying notes to consolidated financial statements.

SUFFOLK BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands of dollars)

	For the Three Months Ended
	March 31, 2008	March 31, 2007
	unaudited	unaudited
NET INCOME	$7,559	$5,149

ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH

CASH FLOWS FROM OPERATING ACTIVITIES
Provision for Loan Losses	225	112
Depreciation & Amortization	575	606
Net Security Gains	(3,737)	—
Stock Based Compensation	50	59
Accretion of Discounts	(32)	(38)
Amortization of Premiums	161	248
Increase in Accrued Interest Receivable	(598)	(331)
Decrease (Increase) in Other Assets	3,650	(110)
Decrease in Accrued Interest Payable	(168)	(797)
Increase (Decrease) in Other Liabilities	1,199	(3,156)

Net Cash Provided by Operating Activities	8,884	1,742

CASH FLOWS FROM INVESTING ACTIVITIES
Principal Payments on Investment Securities Available for Sale	8,454	6,695
Proceeds from Sale of Investment Securities Available for Sale	3,737	—
Purchases of Investment Securities; Available for Sale	(24,674)	(5,750)
Maturities of Investment Securities; Held to Maturity	145	112
Purchases of Investment Securities; Held to Maturity	(2,201)	(309)
Loan Disbursements & Repayments, Net	(50,595)	(13,021)
Purchases of Premises & Equipment, Net	(445)	(370)

Net Cash Used in Investing Activities	(65,579)	(12,643)

CASH FLOWS FROM FINANCING ACTIVITIES
Net Increase in Deposit Accounts	2,630	13,345
Dividends Paid to Shareholders	(2,121)	(2,253)
Treasury Shares Acquired	(1,253)	(5,511)
Net Proceeds from Other Borrowings	48,850	6,355

Net Cash Provided by Financing Activities	48,106	11,936

Net Increase in Cash & Cash Equivalents	(8,589)	1,035
Cash & Cash Equivalents Beginning of Period	59,333	43,576

Cash & Cash Equivalents End of Period	$50,744	$44,611

See accompanying notes to consolidated financial statements.

SUFFOLK BANCORP AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1) Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated financial statements of Suffolk Bancorp (Suffolk) and its consolidated subsidiaries have been prepared to reflect all adjustments (consisting solely of normally recurring accruals) necessary for a fair presentation of the financial condition and results of operations for the periods presented. Certain information and footnotes normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) have been condensed or omitted. Notwithstanding, management believes that the disclosures are adequate to prevent the information from misleading the reader, particularly when the accompanying consolidated financial statements are read in conjunction with the audited consolidated financial statements and notes thereto included in the Registrant’s Annual Report on Form 10-K, for the year ended December 31, 2007.

The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results of operations to be expected for the remainder of the year.

(2) Stock-based Compensation

At March 31, 2008, Suffolk had one stock-based employee compensation plan, a Stock Option Plan (“the Plan”), under which 1,200,000 shares of Suffolk’s common stock were originally reserved for issuance to key employees, and of which 1,020,500 remained available at that date. Options are awarded by a committee appointed by the Board of Directors. The Plan provides that the option price shall not be less than the fair value of the common stock on the date the option is granted. All options are exercisable for a period of ten years or less. The Plan provides for but does not require the grant of stock appreciation rights that the holder may exercise instead of the underlying option. When the stock appreciation right is exercised, the underlying option is canceled. The optionee receives shares of common stock with a fair market value equal to the excess of the fair value of the shares subject to the option at the time of exercise (or the portion thereof so exercised) over the aggregate option price of the shares set forth in the option agreement. The exercise of stock appreciation rights is treated as the exercise of the underlying option. Options vest after one year and expire after ten years.

Suffolk accounts for stock based compensation in accordance with SFAS No. 123(R), “Share-Based Payment” (SFAS 123(R)). This statement requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. During the three months ended March 31, 2008, $30,000 of compensation expense, net of a tax benefit of $20,000, was recorded for stock-based compensation. As of March 31, 2008, there was $147,000 of total unrecognized compensation cost, net of estimated forfeitures, related to non-vested options under the Plan. That cost is expected to be recognized over a weighted-average period of 6.59 months.

The following table presents the options granted, exercised, or expired during the three months ended March 31, 2008:

	Shares	Wtd. Avg. Exercise
Balance at December 31, 2007	141,500	$27.61
Options granted	17,000	31.18
Options exercised	—	—
Options expired or terminated	—	—

Balance at March 31, 2008	158,500	$27.99

The following table presents certain information about the valuation of options granted during the quarter ended March 31, 2008 and the year ended December 31, 2007:

At, or during,	Quarter Ended 3/31/2008	Year Ended 12/31/2007
Average remaining contractual life in years	6.14	5.95
Exercisable options (vested)	141,500	117,500
Weighted average fair value of options (Black-Scholes model) at date of grant:	$10.38	$10.07
Black-Scholes Assumptions:
Risk-free interest rate	3.59%	4.89%
Expected dividend yield	2.82%	2.43%
Expected life in years	10	10
Expected volatility	35.40%	25.20%

The following table details contractual weighted-average lives of outstanding options at various prices:

	By range of exercise prices
from	13.13	31.18	34.39
to	15.50	32.90	34.95

Outstanding stock options	42,000	77,500	39,000
Weighted-average remaining life	2.35	7.75	7.06
Weighted-average exercise price	$14.60	$31.85	$34.73

Exercisable stock options	42,000	60,500	39,000
Weighted-average remaining life	2.35	7.16	7.06
Weighted-average exercise price	$14.60	$32.04	$34.39

At all prices	Options	Weighted-average
		price	life (yrs)
Total outstanding	158,500	$27.99	6.14
Total exerciseable	141,500	$27.61	5.70

(3) Recent Accounting Pronouncements

On July 13, 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The provisions of FIN 48 are to be applied to all tax positions upon initial adoption of this standard. Only tax positions that meet a “more-likely-than-not” recognition threshold at the effective date may be recognized or continue to be recognized upon adoption of FIN 48. Suffolk has adopted the provisions of FIN 48 as of January 1, 2007. The cumulative effect of applying the provisions of FIN 48 was recorded as a credit adjustment to the 2007 opening balance of retained earnings in the amount of $2,013,000. As of March 31, 2008, Suffolk had a liability for unrecognized tax benefits in the amount of $106,000. There have been no material changes in unrecognized tax benefits since January 1, 2008. Suffolk recognizes interest and penalties accrued relating to unrecognized tax benefits in income tax expense.

In September 2006, FASB issued Statement No. 157, “Fair Value Measurements (SFAS No. 157).” This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. The definition of fair value retains the exchange price notion, however this statement clarifies that the exchange price is the price in an orderly transaction between market participants to sell the asset or transfer the liability in the principal market for the asset or liability. This statement emphasizes that fair value is a market-based measurement, not an entity-specific measurement, therefore a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. This statement clarifies that market participant assumptions include assumptions about risk, the risk inherent in a particular valuation technique used to measure fair value and/or the risk inherent in the inputs to the valuation technique, as well as the effect of credit risk on the fair value of liabilities. This statement also expands disclosures about the use of fair value to measure assets and liabilities in interim and annual periods, focusing on the inputs used to measure fair value. The three levels of the fair value inputs under SFAS No. 157 are described below:

Basis of Fair Value Measurement:

Level 1—Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

Level 2—Quoted prices in markets that are not active, or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability;

Level 3—Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported by little or no market activity).

Suffolk has adopted the provisions of SFAS 157 as of January 1, 2008. The following table summarizes fair value measurements as of March 31, 2008: (in thousands)

Description	Fair Value Measurements Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	3/31/2008	(Level 1)	(Level 2)	(Level 3)
Held to maturity securities	20,301	—	20,301	—
Available-for-sale securities	413,793	116,554	297,239	—
Impaired Loans	778	—	—	778

Total	434,872	116,554	317,540	778

The types of instruments valued based on quoted market prices in active markets include most U.S. Government debt and agency debt securities. Such instruments are generally classified within level 1 or level 2 of the fair value hierarchy. As required by SFAS No. 157, Suffolk does not adjust the quoted price for such instruments.

The types of instruments valued based on quoted prices in markets that are not active, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency include state and municipal obligations, mortgage backed securities and collateralized mortgage obligations. Such instruments are generally classified within level 2 of the fair value hierarchy.

Impaired loans are evaluated and valued at the time the loan is identified as impaired, at the lower of cost or market value, and classified at level 3 in the fair value hierarchy. Market value is measured based on the value of the collateral securing these loans or techniques that are not supported by market activity for loans that are not collateral dependent and require management’s judgment. Collateral may be real estate and/or business assets including equipment, inventory and/or accounts receivable. The value of real estate collateral is determined based on appraisals by qualified licensed appraisers hired by Suffolk. The value of business equipment may be based on an appraisal by qualified licensed appraisers hired by Suffolk if significant, or may be valued based on the equipment’s net book value on the business’ financial statements. Inventory and accounts receivable collateral may be valued based on independent field examiner review or aging reports, if significant. Field examiner reviews may be conducted based on the loan exposure and reliance on this type of collateral. Appraised and reported values may be discounted based on management’s historical knowledge, changes in market conditions from the time of valuation, and/or management’s expertise and knowledge of the client and client’s business. Impaired loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly, based on the same factors identified above.

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

In February 2007, FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115” (SFAS No. 159). This statement permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. The statement defines items eligible for the measurement option. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Suffolk has adopted the provision of SFAS No. 159, which did not have a material impact on the company’s financial condition, results of operations and disclosures.

In December 2007, FASB revised Statement No. 141, “Business Combinations” (SFAS No.141R). This statement requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date. This statement recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase. This statement also defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquiree achieves control. Additionally this statement determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement is effective for fiscal years beginning after December 15, 2008. Suffolk is currently evaluating the impact of SFAS No. 141R on its financial condition, results of operations and disclosures.

In December 2007, FASB issued Statement No. 160, “Non-controlling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (SFAS No.160). This statement applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding non-controlling interest in one or more subsidiaries or that deconsolidate a subsidiary. This statement amends ARB No. 51 to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement is effective for fiscal years beginning after January 1, 2009. Suffolk is currently evaluating the impact of SFAS No. 160 on its financial condition, results of operations and disclosures.

In March 2008, FASB issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (SFAS No. 161). This statement requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This statement is effective for fiscal years and interim periods beginning after November 15, 2008. Suffolk is currently evaluating the impact of SFAS No. 161 on its financial condition, results of operations and disclosures.

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

For the Three-Month Periods ended March 31, 2008 and 2007

Recent Developments

The yield curve for interest rates continued to slope upward during the first quarter of 2008. However, interest rates continued to decline during the first quarter of 2008, in part as a result of reductions to the federal funds and discount target rates set by the Federal Reserve Board. In the second half of 2007, financial markets developed increased volatility as certain investors reported losses in sub-prime mortgages and securities backed by those mortgages. Declining values of residential real estate and an increasing number of foreclosures amplified volatility during the first quarter of 2008. Interest income was flat, and offset by increased interest expense, resulting in slightly lower net interest income despite an increase in total net loans. The net interest margin decreased to 4.78 percent in the first quarter of 2008, down from 5.13 percent, in the first quarter of 2007.

Return on average equity increased to 27.44 percent for the first quarter in 2008, up from 19.43 percent during the first quarter of 2007, and earnings-per-share increased from $.51 in the first quarter of 2007 to $.79 in the first quarter of 2008. The increase in return on average equity and earnings per share is the result of a net gain on sale of securities, the proceeds of which were realized from the sale of shares issued by VISA, Inc. in connection with its initial public offering. Suffolk’s subsidiary, Suffolk County National Bank, was a member of the former VISA payments organization and was issued shares when VISA Inc.’s was organized. Approximately 39 percent of those shares were redeemed in connection with the initial public offering. The remaining shares are restricted because of unsettled litigation pending against VISA, Inc. VISA, Inc., at its discretion, may redeem additional restricted shares in order to resolve pending litigation. The restriction expires upon resolution of the pending litigation. Accordingly, Suffolk has recorded these shares at $0 in the accompanying statement of condition. Upon expiration of the restriction, Suffolk expects to record the fair value of the remaining shares.

Key to maintaining performance was close management of the balance sheet. Steps included:

•

Continued repositioning of the investment portfolio to purchase certain carefully evaluated collateralized mortgage obligations to take advantage of the current market, purchased to provide downside protection from falling rates, and municipal securities, currently providing liquidity as well as higher returns, and some protection from falling interest rates.

•

Pursuing ongoing program of capital management, which applies leverage to shareholders’ investment by means of the selective repurchase of shares, while maintaining “well-capitalized” status with regulatory agencies.

•	Maintaining emphasis on both commercial and personal demand deposits, while responding to increased call for time certificates of $100,000 or more.

•	Managing net loan charge-offs aggressively. During the first quarter of 2008, net charge-offs amounted to 1 basis point of average net loans, on an annualized basis.

•	Consistent underwriting for lending to preserve both credit quality and yields in face of competition. Emphasis on preservation of margins over less profitable growth.

Net Income

Net income was $7,559,000 for the quarter, up 46.8 percent from $5,149,000 posted during the same period last year. Earnings per share for the quarter were $0.79 versus $0.51, an increase of 54.9 percent. Included in net income is $2,429,000 attributed to the VISA transaction, net of income taxes.

Interest Income

Interest income was $21,967,000 for the first quarter of 2008, down .3 percent from $22,032,000 posted for the same quarter in 2007. Average net loans during the first quarter of 2008 totaled $969,473,000 compared to $881,671,000 for the same period of 2007. During the first quarter of 2008, the yield on a fully taxable-equivalent basis was 6.53 percent on average earning assets of $1,393,158,000 down from 6.95 percent on average earning assets of $1,304,254,000 during the first quarter of 2007. Interest income remained flat from quarter to quarter.

Interest Expense

Interest expense for the first quarter of 2008 was $6,104,000, up 2.6 percent from $5,950,000 for the same period of 2007. During the first quarter of 2008, the cost of funds was 2.59 percent on average interest-bearing liabilities of $944,243,000, down from 2.80 percent on average interest-bearing liabilities of $851,058,000 during the first quarter of 2007. Interest expense increased slightly due to increased rates paid for Savings, N.O.W. and Money Market deposits.

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

Net Interest Income

Net interest income, before the provision for loan losses, is the largest component of Suffolk’s earnings. It was $15,863,000 for the first quarter of 2008, down 1.4 percent from $16,082,000 during the same period of 2007. The net interest margin for the quarter, on a fully taxable-equivalent basis, was 4.78 percent compared to 5.13 percent for the same period of 2007.

The following table details the components of Suffolk’s net interest income on a taxable-equivalent basis: (in thousands)

March 31,	2008			2007
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
INTEREST-EARNING ASSETS
U.S. Treasury securities	$10,017	$101	4.03%	$9,455	$101	4.27%
Collateralized mortgage obligations	137,980	1,818	5.27	153,634	2,013	5.24
Mortgage backed securities	834	14	6.71	1,008	17	6.75
Obligations of states and political subdivisions	159,634	2,295	5.75	126,104	1,864	5.91
U.S. govt. agency obligations	105,958	1,058	3.99	122,983	1,217	3.96
Corporate bonds and other securities	9,159	181	7.90	5,804	100	6.89
Federal funds sold and securities purchased under agreements to resell	103	1	3.88	3,595	49	5.45
Loans, including non-accrual loans
Commercial, financial & agricultural loans	211,118	3,812	7.22	187,418	3,946	8.42
Commercial real estate mortgages	321,384	5,785	7.20	286,757	5,389	7.52
Real estate construction loans	88,137	1,938	8.80	84,513	2,254	10.67
Residential mortgages (1st and 2nd liens)	182,968	2,886	6.31	147,694	2,399	6.50
Home equity loans	66,299	1,131	6.82	72,890	1,585	8.70
Consumer loans	97,639	1,733	7.10	99,858	1,736	6.95
Other loans (overdrafts)	1,928	—	—	2,541	—	—

Total interest-earning assets	$1,393,158	$22,753	6.53%	$1,304,254	$22,670	6.95%

Cash and due from banks	$46,556			$45,975
Other non-interest-earning assets	52,613			52,832

Total assets	$1,492,327			$1,403,061

INTEREST-BEARING LIABILITIES
Saving, N.O.W. and money market deposits	$414,194	$1,318	1.27%	$426,379	$1,179	1.11%
Time deposits	318,978	3,016	3.78	294,159	3,028	4.12

Total saving and time deposits	733,172	4,334	2.36	720,538	4,207	2.34
Federal funds purchased and securities sold under agreement to repurchase	57,147	516	3.61	53,586	715	5.34
Other borrowings	153,924	1,254	3.26	76,934	1,028	5.34

Total interest-bearing liabilities	$944,243	$6,104	2.59%	$851,058	$5,950	2.80%

Rate spread			3.95%			4.16%
Non-interest-bearing deposits	$410,498			$418,425
Other non-interest-bearing liabilities	27,397			27,567

Total liabilities	$1,382,138			$1,297,050
Stockholders’ equity	110,189			106,011

Total liabilities and stockholders’ equity	$1,492,327			$1,403,061

Net-interest income (taxable-equivalent basis) and effective interest rate differential		$16,649	4.78%		$16,720	5.13%
Less: taxable-equivalent basis adjustment		(786)			(638)

Net-interest income		$15,863			$16,082

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

	In 2008 over 2007 Changes Due to
	Volume	Rate	Net Change
Interest-earning assets
U.S. Treasury securities	$6	$(6)	$—
Collateralized mortgage obligations	(206)	11	(195)
Mortgage-backed securities	(3)	—	(3)
Obligations of states & political subdivisions	483	(52)	431
U.S. government agency obligations	(170)	11	(159)
Corporate bonds & other securities	65	16	81
Federal funds sold & securities purchased under agreements to resell	(37)	(11)	(48)
Loans, including non-accrual loans	1,641	(1,665)	(24)

Total interest-earning assets	$1,779	$(1,696)	$83

Interest-bearing liabilities
Saving, N.O.W., & money market deposits	$(35)	$174	$139
Time deposits	245	(257)	(12)
Federal funds purchased & securities sold under agreements to repurchase	45	(244)	(199)
Other borrowings	740	(514)	226

Total interest-bearing liabilities	$995	$(841)	$154

Net change in net interest income (taxable-equivalent basis)	$784	$(855)	$(71)

Other Income

Other income increased to $6,350,000 for the three months compared to $2,371,000 the previous year, primarily due to net securities gains. Proceeds received in connection with shares redeemed as part of the VISA, Inc. initial public offering resulted in a net securities gain of $3,737,000. There were no net gains on the sale of securities for the first quarter of 2007. Service charges on deposits were up 4.4 percent. Service charges, including commissions and fees other than for deposits, increased by 17.3 percent. Trust revenue was up 16.3 percent. Other operating income increased by 21.1 percent.

Other Expense

Other expense for the first quarter of 2008 was $10,354,000, up .3 percent from $10,323,000 for the comparable period in 2007. Employee compensation increased by 2.7 percent, net occupancy expense increased 7.8 percent, equipment expense decreased by 9.5 percent, and other operating expense decreased by 6.4 percent.

In accordance with the requirements of Statement of Financial Accounting Standards 132R (SFAS 132R), Suffolk presents information concerning net periodic defined benefit pension expense for the three months ended March 31, 2008 and 2007, including the following components:

	3 months 3/31/2008	3 months 3/31/2007
Service cost	$338,452	$345,431
Interest cost	408,165	370,522
Expected return on plan assets	(520,474)	(470,830)
Amortization of prior service cost	(995)	(995)
Amortization of unrecognized net actuarial loss	—	33,732

Net periodic benefit expense	$225,148	$277,859

Management currently expects to contribute approximately $983,000 to the pension plan in June of 2008. There were no additional contributions required to be made to the plan in the three months ended March 31, 2008.

Capital Resources

Stockholders’ equity totaled $115,543,000 on March 31, 2008, an increase of 6.0 percent from $108,981,000 on December 31, 2007. This was the result of net income and the appreciation in the market value of securities available for sale, offset by cash dividends and the repurchase of shares. The ratio of equity to assets was 7.5 percent at March 31, 2008 and 7.4 percent at December 31, 2007. The following table details amounts and ratios of Suffolk’s regulatory capital: (in thousands of dollars except ratios)

	Actual		For capital adequacy		To be well capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2008

Total Capital (to risk-weighted assets)	$119,339	10.06%	$94,946	8.00%	$118,682	10.00%
Tier 1 Capital (to risk-weighted assets)	111,487	9.39%	47,473	4.00%	71,209	6.00%
Tier 1 Capital (to average assets)	111,487	7.48%	59,656	4.00%	74,569	5.00%

As of December 31, 2007

Total Capital (to risk-weighted assets)	$114,858	10.21%	$89,991	8.00%	$112,488	10.00%
Tier 1 Capital (to risk-weighted assets)	107,186	9.53%	44,995	4.00%	67,493	6.00%
Tier 1 Capital (to average assets)	107,186	7.60%	56,449	4.00%	70,562	5.00%

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

The provision for the allowance for loan losses was $225,000 for the first quarter of 2008, and $112,000 for the comparable period in 2007. Net charge-offs were $30,000 for the first quarter of 2008 compared to $11,000 for the first quarter of 2007.

The following table presents information about the allowance for loan losses: (in thousands of dollars except for ratios)

	For the last 12 months	For the three months ended
		Mar. 31 2008	Dec. 31 2007	Sept. 30 2007	June 30 2007
Allowance for loan losses
Beginning balance	$7,286	$7,672	$7,459	$7,397	$7,286
Total charge-offs	(165)	(95)	(30)	(22)	(18)
Total recoveries	280	65	42	62	111
Reclass to Allowance for Contingent Liabilities	(39)	(15)	(24)	—	—
Provision for loan losses	490	225	225	22	18

Ending balance	$7,852	$7,852	$7,672	$7,459	$7,397

Coverage ratios
Loans, net of discounts: average	$934,279	$977,243	$931,292	$919,791	$908,791
at end of period	957,201	1,009,350	958,800	934,102	926,552
Non-performing assets	1,320	1,743	1,648	952	935
Non-performing assets/total loans (net of discount)	0.14%	0.17%	0.17%	0.10%	0.10%
Net charge-offs/average net loans (annualized)	(0.01)%	0.01%	(0.01)%	(0.02)%	(0.04)%
Allowance/non-accrual, restructured, & OREO	622.66%	450.49%	465.53%	783.51%	791.12%
Allowance for loan losses/net loans	0.79%	0.78%	0.80%	0.80%	0.80%

Suffolk has financial and performance letters of credit. Financial letters of credit require Suffolk to make payment if the customer’s financial condition deteriorates, as defined in the agreements. Performance letters of credit require Suffolk to make payments if the customer fails to perform certain non-financial contractual obligations. The maximum potential undiscounted amount of future payments of these letters of credit as of March 31, 2008 is $23,456,000 and they expire as follows: (in thousands)

2008	$16,090
2009	6,947
2010	245
2011	102
Thereafter	72

$23,456

Amounts due under these letters of credit would be reduced by any proceeds that Suffolk would be able to obtain in liquidating the collateral for the loans, which varies depending on the customer. The allowance for contingent liabilities includes a provision of $35,000 for losses based on the letters of credit outstanding as of March 31, 2008.

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

Income Taxes

Under the liability method, deferred tax assets and liabilities are determined by the difference between the financial statement, and the tax bases of assets and liabilities. Deferred tax assets are subject to management’s judgment of available evidence that future realization is more likely than not. If management determines that Suffolk may be unable to realize all or part of the net deferred tax assets in the future, a direct charge to income tax expense may be required to reduce the recorded value of the net deferred tax asset to the amount management expects can be realized. On January 1, 2007, Suffolk adopted FIN 48. Suffolk determined, under the guidance of FIN 48 and the information available at the time, that is was not likely that the dividend received from its Real Estate Investment Trust subsidiary, would be included in full in taxable income as calculated for purposes of New York State corporate income tax. Accordingly, the cumulative effect of applying the provisions of FIN 48 were recorded as a credit adjustment to retained earnings in the amount of $2,013,000, as a result of the review, recognition, and measurement of uncertain tax positions. As of March 31, 2008, Suffolk had a liability for unrecognized tax benefits in the amount of $106,000. There have been no material changes in unrecognized tax benefits since January 1, 2008. Suffolk recognizes interest and penalties accrued relating to unrecognized tax benefits in income tax expense.

Item 3.

Quantitative and Qualitative Disclosures about Market Risk

Market Risk

Suffolk originates and invests in interest-earning assets and solicits interest-bearing deposit accounts. Suffolk’s operations are subject to market risk resulting from fluctuations in interest rates to the extent that there is a difference between the amounts of interest-earning assets and interest-bearing liabilities that are prepaid, withdrawn, mature, or re-priced in any given period of time. Suffolk’s earnings or the net value of its portfolio (the present value of expected cash flows from liabilities) will change when interest rates change. The principal objective of Suffolk’s asset/liability management program is to maximize net interest income while keeping risks acceptable. These risks include both the effect of changes in interest rates, and risks to liquidity. The program also provides guidance to management in funding Suffolk’s investment in loans and securities. Suffolk’s exposure to interest-rate risk has not changed substantially since December 31, 2007.

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

Item 4.

Controls and Procedures

Suffolk’s Chief Executive Officer and Chief Financial Officer (collectively, the “Certifying Officers”) are responsible for establishing and maintaining disclosure controls and procedures as defined in Rules 13a-15(e) of the Securities Exchange Act of 1934 for Suffolk. Based upon their evaluation of these controls and procedures as of March 31, 2008, the Certifying Officers have concluded that Suffolk’s disclosure controls and procedures are effective.

In addition, there has been no significant change in Suffolk’s internal controls over financial reporting that occurred during Suffolk’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, Suffolk’s internal controls over financial reporting.

PART II

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

The following table details repurchases of common stock during the first quarter of 2008:

Quarter ending	Total shares repurchased	Average price per share	Aggregate cost
March 31, 2008	42,000	$29.84	$1,253,160

Item 4.

Submission of Matters to a Vote of Security Holders

The annual meeting of the shareholders was held at 1:00 PM on April 8, 2008 at the Administrative Center of the Suffolk County National Bank in Riverhead, New York. Two directors were elected for a term of three years; and the appointment of Grant Thornton, L.L.P. as independent auditors for the fiscal year ending December 31, 2008 was ratified. The following table details the vote:

	Shares Voted
Nominees for Director for a term of 3 years	For	Withheld
Joseph A. Gaviola	7,514,380	328,035
John D. Stark Jr.	7,517,719	324,695

Ratification of Independent Auditors	For	Against	Abstain
Grant Thornton, L.L.P.	7,777,355	29,120	35,940

	Summary
	Outstanding	# Voted	% Voted
At Date of Record	9,577,730	7,842,415	81.9%

Item 6.

Exhibits and Reports on Form 8-K

CERTIFICATION OF PERIODIC REPORT - Exhibit 31.1

CERTIFICATION OF PERIODIC REPORT - Exhibit 31.2

CERTIFICATION OF PERIODIC REPORT - Exhibit 32.1

CERTIFICATION OF PERIODIC REPORT - Exhibit 32.2

The following reports were filed on Form 8-K during the three month period ended March 31, 2008.

Current Report on Form 8-K – the Company’s press release titled, “Suffolk Bancorp Announces Earnings for the Fourth Quarter and the Full Year of 2007,” dated January 15, 2008.

Current Report on Form 8-K – the Company’s press release titled “Suffolk Bancorp Announces Regular Quarterly Dividend,” dated February 26, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUFFOLK BANCORP

Date: May 5, 2008	/s/ Thomas S. Kohlmann
Thomas S. Kohlmann
President & Chief Executive Officer

Date: May 5, 2008

/s/ J. Gordon Huszagh
J. Gordon Huszagh
Executive Vice President & Chief Financial Officer