Form 10-Q
period 2008-06-30
SUFFOLK BANCORP
filed 2008-08-04
CIK 754673

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

9,576,354 SHARES OF COMMON STOCK OUTSTANDING AS OF August 1, 2008

This page left blank intentionally.

SUFFOLK BANCORP AND SUBSIDIARIES

SUFFOLK BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CONDITION

(in thousands of dollars except for share and per share data)

	June 30, 2008	December 31, 2007
	unaudited
ASSETS
Cash & Due From Banks	$68,329	$56,633
Federal Funds Sold	—	2,700
Investment Securities:
Available for Sale, at Fair Value	420,997	392,796
Held to Maturity (Fair Value of $18,109 and $18,199, respectively)
Obligations of States & Political Subdivisions	8,048	9,055
Federal Reserve Bank Stock	638	638
Federal Home Loan Bank Stock	8,827	7,818
Corporate Bonds & Other Securities	100	100

Total Investment Securities	438,610	410,407

Total Loans	1,027,031	958,800
Less: Allowance for Loan Losses	7,885	7,672

Net Loans	1,019,146	951,128

Premises & Equipment, Net	22,199	22,143
Accrued Interest Receivable, Net	7,403	7,359
Excess of Cost Over Fair Value of Net Assets Acquired	814	814
Other Assets	15,638	19,397

TOTAL ASSETS	$1,572,139	$1,470,581

LIABILITIES & STOCKHOLDERS’ EQUITY
Demand Deposits	$439,735	$423,225
Saving, N.O.W. & Money Market Deposits	452,893	404,457
Time Certificates of $100,000 or more	138,028	116,795
Other Time Deposits	186,398	198,898

Total Deposits	1,217,054	1,143,375

Federal Home Loan Bank Borrowings	165,100	143,500
Repurchase Agreements	54,770	54,820
Dividend Payable on Common Stock	2,105	2,121
Accrued Interest Payable	2,238	2,247
Other Liabilities	15,597	15,537

TOTAL LIABILITIES	1,456,864	1,361,600

STOCKHOLDERS’ EQUITY
Common Stock (par value $2.50; 15,000,000 shares authorized; 9,568,730 and 9,610,730 shares outstanding at June 30, 2008 and December 31, 2007, respectively)	33,911	33,911
Surplus	20,266	20,172
Treasury Stock at Par (3,995,661 and 3,953,661 shares, respectively)	(9,989)	(9,884)
Retained Earnings	71,891	63,939

	116,079	108,138
Accumulated Other Comprehensive (Loss) Income, Net of Tax	(804)	843

TOTAL STOCKHOLDERS’ EQUITY	115,275	108,981

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$1,572,139	$1,470,581

See accompanying notes to consolidated financial statements.

SUFFOLK BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands of dollars except for share and per share data)

	For the Three Months Ended
	June 30, 2008	June 30, 2007
	unaudited	unaudited
INTEREST INCOME
Federal Funds Sold	$2	$34
United States Treasury Securities	99	99
Obligations of States & Political Subdivisions	1,537	1,320
Mortgage-Backed Securities	2,133	1,957
U.S. Government Agency Obligations	1,035	1,218
Corporate Bonds & Other Securities	200	108
Loans	16,980	17,628

Total Interest Income	21,986	22,364

INTEREST EXPENSE
Saving, N.O.W. & Money Market Deposits	1,438	1,232
Time Certificates of $100,000 or more	987	1,259
Other Time Deposits	1,464	2,077
Federal Funds Purchased and Repurchase Agreements	370	726
Interest on Other Borrowings	1,289	1,085

Total Interest Expense	5,548	6,379

Net-interest Income	16,438	15,985
Provision for Loan Losses	300	18

Net-interest Income After Provision for Loan Losses	16,138	15,967

OTHER INCOME
Service Charges on Deposit Accounts	1,433	1,361
Other Service Charges, Commissions & Fees	727	752
Fiduciary Fees	376	339
Other Operating Income	156	106

Total Other Income	2,692	2,558

OTHER EXPENSE
Salaries & Employee Benefits	6,322	6,165
Net Occupancy Expense	1,070	980
Equipment Expense	519	563
Other Operating Expense	2,524	2,611

Total Other Expense	10,435	10,319

Income Before Provision for Income Taxes	8,395	8,206
Provision for Income Taxes	2,681	2,874

NET INCOME	$5,714	$5,332

Average: Common Shares Outstanding	9,568,730	9,957,096
Dilutive Stock Options	22,572	15,463

Average Total Common Shares and Dilutive Options	9,591,302	9,972,559
EARNINGS PER COMMON SHARE
Basic	$0.60	$0.54
Diluted	$0.60	$0.53
DIVIDENDS PER COMMON SHARE	$0.22	$0.22

See accompanying notes to consolidated financial statements.

SUFFOLK BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands of dollars except for share and per share data)

	For the Six Months Ended
	June 30, 2008	June 30, 2007
	unaudited	unaudited
INTEREST INCOME
Federal Funds Sold	$3	$83
United States Treasury Securities	198	198
Obligations of States & Political Subdivisions	3,048	2,548
Mortgage-Backed Securities	3,965	3,987
U.S. Government Agency Obligations	2,093	2,435
Corporate Bonds & Other Securities	381	208
Loans	34,265	34,937

Total Interest Income	43,953	44,396

INTEREST EXPENSE
Saving, N.O.W. & Money Market Deposits	2,756	2,411
Time Certificates of $100,000 or more	2,133	2,343
Other Time Deposits	3,334	4,021
Federal Funds Purchased and Repurchase Agreements	886	1,441
Interest on Other Borrowings	2,543	2,113

Total Interest Expense	11,652	12,329

Net-interest Income	32,301	32,067
Provision for Loan Losses	525	130

Net-interest Income After Provision	31,776	31,937

OTHER INCOME
Service Charges on Deposit Accounts	2,806	2,676
Other Service Charges, Commissions & Fees	1,446	1,365
Fiduciary Fees	748	659
Net Security Gains	3,737	—
Other Operating Income	305	229

Total Other Income	9,042	4,929

OTHER EXPENSE
Salaries & Employee Benefits	12,659	12,334
Net Occupancy Expense	2,174	2,004
Equipment Expense	1,046	1,145
Other Operating Expense	4,910	5,159

Total Other Expense	20,789	20,642

Income Before Provision for Income Taxes	20,029	16,224
Provision for Income Taxes	6,756	5,743

NET INCOME	$13,273	$10,481

Average: Common Shares Outstanding	9,581,142	10,072,696
Dilutive Stock Options	17,767	23,291

Average Total Common Shares and Dilutive Options	9,598,909	10,095,987
EARNINGS PER COMMON SHARE
Basic	$1.39	$1.04
Diluted	$1.38	$1.04
DIVIDENDS PER COMMON SHARE	$0.44	$0.44

See accompanying notes to consolidated financial statements.

SUFFOLK BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands of dollars)

	For the Six Months Ended
	June 30, 2008	June 30, 2007
	unaudited	unaudited
NET INCOME	$13,273	$10,481

ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH

CASH FLOWS FROM OPERATING ACTIVITIES
Provision for Loan Losses	525	130
Depreciation & Amortization	1,143	1,209
Net Security Gains	(3,737)	—
Stock Based Compensation	94	120
Accretion of Discounts	(216)	(74)
Amortization of Premiums	471	480
Increase in Accrued Interest Receivable	(44)	(181)
Decrease (Increase) in Other Assets	3,103	(1,985)
Decrease in Accrued Interest Payable	(9)	(1,105)
Increase (Decrease) in Other Liabilities	913	(3,156)

Net Cash Provided by Operating Activities	15,516	5,919

CASH FLOWS FROM INVESTING ACTIVITIES
Principal Payments on Investment Securities Available for Sale	19,260	14,176
Proceeds from Sale of Investment Securities Available for Sale	3,737	—
Maturities of Investment Securities; Available for Sale	7,000	—
Purchases of Investment Securities; Available for Sale	(56,412)	(18,237)
Maturities of Investment Securities; Held to Maturity	2,068	2,098
Purchases of Investment Securities; Held to Maturity	(2,069)	(3,385)
Loan Disbursements & Repayments, Net	(68,654)	(35,390)
Purchases of Premises & Equipment, Net	(1,199)	(541)

Net Cash Used in Investing Activities	(96,269)	(41,279)

CASH FLOWS FROM FINANCING ACTIVITIES
Net Increase in Deposit Accounts	73,679	10,775
Dividends Paid to Shareholders	(4,227)	(4,481)
Treasury Shares Acquired	(1,253)	(14,483)
Net Proceeds from Other Borrowings	21,550	50,555

Net Cash Provided by Financing Activities	89,749	42,366

Net Increase in Cash & Cash Equivalents	8,996	7,006
Cash & Cash Equivalents Beginning of Period	59,333	43,576

Cash & Cash Equivalents End of Period	$68,329	$50,582

See accompanying notes to consolidated financial statements.

SUFFOLK BANCORP AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1) Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated financial statements of Suffolk Bancorp (Suffolk) and its consolidated subsidiaries have been prepared to reflect all adjustments (consisting solely of normally recurring accruals) necessary for a fair presentation of the financial condition and results of operations for the periods presented. Certain information and footnotes normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) have been condensed or omitted. Notwithstanding, management believes that the disclosures are adequate to prevent the information from misleading the reader, particularly when the accompanying consolidated financial statements are read in conjunction with the audited consolidated financial statements and notes thereto included in the Registrant’s Annual Report on Form 10-K, for the year ended December 31, 2007.

The results of operations for the six months ended June 30, 2008 are not necessarily indicative of the results of operations to be expected for the remainder of the year.

(2) Stock-based Compensation

At June 30, 2008, Suffolk had one stock-based employee compensation plan, a Stock Option Plan (“the Plan”), under which 1,200,000 shares of Suffolk’s common stock were originally reserved for issuance to key employees, and of which 1,020,500 remained available at that date. Options are awarded by a committee appointed by the Board of Directors. The Plan provides that the option price shall not be less than the fair value of the common stock on the date the option is granted. All options are exercisable for a period of ten years or less. The Plan provides for but does not require the grant of stock appreciation rights that the holder may exercise instead of the underlying option. When the stock appreciation right is exercised, the underlying option is canceled. The optionee receives shares of common stock with a fair market value equal to the excess of the fair value of the shares subject to the option at the time of exercise (or the portion thereof so exercised) over the aggregate option price of the shares set forth in the option agreement. The exercise of stock appreciation rights is treated as the exercise of the underlying option. Options vest after one year and expire after ten years.

Suffolk accounts for stock based compensation in accordance with SFAS No. 123(R), “Share-Based Payment” (SFAS 123(R)). This statement requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. During the three months ended June 30, 2008, $44,000 of compensation expense, net of a tax benefit of $18,000, was recorded for stock-based compensation. During the six months ended June 30, 2008, $94,000 of compensation expense, net of a tax benefit of $38,000, was recorded for stock-based compensation. As of June 30, 2008, there was $103,000 of total unrecognized compensation cost, net of estimated forfeitures, related to non-vested options under the Plan. That cost is expected to be recognized over a weighted-average period of 4.58 months.

The following table presents the options granted, exercised, or expired during the six months ended June 30, 2008:

	Shares	Wtd. Avg. Exercise
Balance at December 31, 2007	141,500	$27.61
Options granted	17,000	31.18
Options exercised	—	—
Options expired or terminated	—	—

Balance at June 30, 2008	158,500	$27.99

The following table presents certain information about the valuation of options granted during the six months ended June 30, 2008 and the year ended December 31, 2007:

At, or during,	6 Months Ended 6/30/2008	Year Ended 12/31/2007
Exercisable options (vested)	141,500	117,500
Weighted average fair value of options (Black-Scholes model) at date of grant:	$10.38	$10.07
Black-Scholes Assumptions:
Risk-free interest rate	3.59%	4.89%
Expected dividend yield	2.82%	2.43%
Expected life in years	10	10
Expected volatility	35.40%	25.20%

The following table details contractual weighted-average lives of outstanding options at various prices:

	By range of exercise prices
from	13.13	31.18	34.39
to	15.50	32.90	34.95

Outstanding stock options	42,000	77,500	39,000
Weighted-average remaining life	2.10	7.50	6.81
Weighted-average exercise price	$14.60	$31.85	$34.73

Exercisable stock options	42,000	60,500	39,000
Weighted-average remaining life	2.10	6.91	6.81
Weighted-average exercise price	$14.60	$32.04	$34.39

		Weighted-average
At all prices	Options	price	life (yrs)
Total outstanding	158,500	$27.99	5.89
Total exerciseable	141,500	$27.61	5.45

(3) Recent Accounting Pronouncements

On July 13, 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The provisions of FIN 48 are to be applied to all tax positions upon initial adoption of this standard. Only tax positions that meet a “more-likely-than-not” recognition threshold at the effective date may be recognized or continue to be recognized upon adoption of FIN 48. Suffolk has adopted the provisions of FIN 48 as of January 1, 2007. The cumulative effect of applying the provisions of FIN 48 was recorded as a credit adjustment to the 2007 opening balance of retained earnings in the amount of $2,013,000. As of June 30, 2008, Suffolk had a liability for unrecognized tax benefits in the amount of $140,000. There have been no material changes in unrecognized tax benefits since January 1, 2008. Suffolk recognizes interest and penalties accrued relating to unrecognized tax benefits in income tax expense.

In September 2006, FASB issued Statement No. 157, “Fair Value Measurements (SFAS No. 157).” This statement defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. The definition of fair value retains the exchange price notion, however this statement clarifies that the exchange price is the price in an orderly transaction between market participants to sell the asset or transfer the liability in the principal market for the asset or liability. This statement emphasizes that fair value is a market-based measurement, not an entity-specific measurement, therefore a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. This statement clarifies that market participant assumptions include assumptions about risk, the risk inherent in a particular valuation technique used to measure fair value and/or the risk inherent in the inputs to the valuation technique, as well as the effect of credit risk on the fair value of liabilities. This statement also expands disclosures about the use of fair value to measure assets and liabilities in interim and annual periods, focusing on the inputs used to measure fair value. The three levels of the fair value inputs under SFAS No. 157 are described below:

Basis of Fair Value Measurement:

Level 1—Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

Level 2— Quoted prices in markets that are not active, or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability;

Level 3—Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported by little or no market activity).

Suffolk has adopted the provisions of SFAS 157 as of January 1, 2008. The following table summarizes fair value measurements as of June 30, 2008: (in thousands)

	Fair Value Measurements Using
		Active Markets for Identical Assets Quoted Prices in	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	6/30/2008	(Level 1)	(Level 2)	(Level 3)
Held to maturity securities	18,109	—	18,109	—
Available-for-sale securities	420,997	115,765	305,232	—
Impaired Loans	946	—	—	946

Total	440,052	115,765	323,341	946

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

In May 2008, FASB issued Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (SFAS No. 162). This statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP in the Unites States (the GAAP hierarchy). SFAS No. 162 divides the body of GAAP into four categories by level of authority. This statement is effective sixty days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. Suffolk is currently evaluating the impact of SFAS No. 162 on its financial condition, results of operations and disclosures.

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

For the Quarters and Six-Month Periods ended June 30, 2008 and 2007

Recent Developments

Rates of interest for shorter terms dropped during second quarter of 2008 more than those for longer terms, resulting in a steeper “yield curve.” This was primarily the result of reductions by the Federal Reserve Board in its targets for federal funds and discount rates. Financial markets for both debt and equity continued to be volatile as banks and other investors reported losses in sub-prime mortgages and securities backed by those mortgages. Residential real estate continued to decline in value, and the number of foreclosures increased, further diminishing investors’ confidence and resulting in significant declines in the value of banking stocks.

At Suffolk, interest income was flat despite an increase in total net loans, although that was offset by lesser interest expense, resulting in slightly higher net interest income. The net interest margin decreased to 4.71 percent in the second quarter of 2008, down from 5.03 percent, in the second quarter of 2007. The net interest margin on a year to date basis decreased to 4.75 percent in 2008, down from 5.08 percent for the comparable period last year.

Return on average equity decreased to 19.95 percent for the second quarter in 2008, down slightly from 20.66 percent during the second quarter of 2007, and earnings-per-share increased from $.54 in the second quarter of 2007 to $.60 in the second quarter of 2008. For the first six months of 2008, return on average equity increased to 23.62 percent, up from 20.04 percent during the comparable period of 2007, and earnings per share increased to $1.39 for the first six months of 2008 up from $1.04 for the same period last year.

The increase in return on average equity and earnings per share on a year to date basis is the result of a net gain on sale of securities during the first quarter of 2008, the proceeds of which were realized from the sale of shares issued by VISA, Inc. in connection with its initial public offering. Suffolk’s subsidiary, Suffolk County National Bank, was a member of the former VISA payments organization and was issued shares when VISA Inc.’s was organized. Approximately 39 percent of those shares were redeemed in connection with the initial public offering. The remaining shares are restricted because of unsettled litigation pending against VISA, Inc. VISA, Inc., at its discretion, may redeem additional restricted shares in order to resolve pending litigation. The restriction expires upon resolution of the pending litigation. Accordingly, Suffolk has recorded these shares at $0 in the accompanying statement of condition. Upon expiration of the restriction, Suffolk expects to record the fair value of the remaining shares.

Key to maintaining performance was close management of the balance sheet. Steps included:

•

Repositioning of the investment portfolio to purchase certain carefully evaluated collateralized mortgage obligations to take advantage of the current market, purchased to provide downside protection from falling rates, and continued purchases of municipal securities, currently providing liquidity as well as higher returns net of taxes, and some protection from falling interest rates.

•

Pursuing ongoing program of capital management, maintaining total risk-based capital (“TRBC”) at a small margin above 10.00 percent which qualifies as “well-capitalized” with regulatory agencies and affords certain advantages to the banking subsidiary. Maximum prudent leverage is thus applied to the shareholders’ investment by means of selected repurchases of shares when capital exceeds the target, and through the retention of earnings when assets are growing.

•

Maintaining emphasis on both commercial and personal demand deposits, and non-maturity time deposits while responding as necessary to demand in Suffolk’s market for certificates of deposit of all sizes.

•	Managing net loan charge-offs aggressively. During the second quarter of 2008, net charge-offs amounted to 9 basis points of average net loans, on an annualized basis.

•	Consistent underwriting for lending to preserve both credit quality and yields in face of competition. Emphasis on preservation of margins over less profitable growth.

Net Income

Net income was $5,714,000 for the quarter, up 7.2 percent from $5,332,000 posted during the same period last year. Earnings per share for the quarter were $0.60 versus $0.54, an increase of 11.1 percent. Net income was $13,273,000 for the six months ended June 30, 2008, up from $10,481,000 posted during the same period last year. Earnings per share were $1.39 for the six month period ended June 30, 2008, up from $1.04 posted last year. Included in net income is $2,429,000 attributed to the VISA transaction, net of income taxes.

Interest Income

Interest income was $21,986,000 for the second quarter of 2008, down 1.7 percent from $22,364,000 posted for the same quarter in 2007. Average net loans during the second quarter of 2008 totaled $1,014,318,000 compared to $901,364,000 for the same period of 2007. During the second quarter of 2008, the yield on a fully taxable-equivalent basis was 6.23 percent on average earning assets of $1,462,422,000 down from 6.95 percent on average earning assets of $1,326,199,000 during the second quarter of 2007. Interest income remained flat from quarter to quarter. Interest income was $43,953,000 for the first six months of 2008, down 1.0 percent from $44,396,000 recorded in the first six months of 2007. During the first six months of 2008, the yield on a fully taxable-equivalent basis was 6.38 percent on average earning assets of $1,427,982,000, down from 6.95 percent on average earning assets of $1,315,287,000 during the first six months of 2007.

Interest Expense

Interest expense for the second quarter of 2008 was $5,548,000, down 13.0 percent from $6,379,000 for the same period of 2007. During the second quarter of 2008, the cost of funds was 2.23 percent on average interest-bearing liabilities of $995,869,000, down from 2.92 percent on average interest-bearing liabilities of $875,220,000 during the second quarter of 2007. Interest expense decreased due to decreased rates paid for time certificates and borrowings, offset slightly by increased rates paid for Savings, N.O.W. and Money Market deposits. Interest expense was $11,652,000 for the six months ended June 30, 2008, down 5.5 percent from $12,329,000 recorded last year to date. During the first six months of 2008, the cost of funds was 2.40 percent on average interest-bearing liabilities of $970,198,000, down from 2.86 percent on average-interest bearing liabilities of $863,206,000 during the first six months of 2007.

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

Net Interest Income

Net interest income, before the provision for loan losses, is the largest component of Suffolk’s earnings. It was $16,438,000 for the second quarter of 2008, up 2.8 percent from $15,985,000 during the same period of 2007. The net interest margin for the quarter, on a fully taxable-equivalent basis, was 4.71 percent compared to 5.03 percent for the same period of 2007.

The following table details the components of Suffolk’s net interest income for the quarter on a taxable-equivalent basis: (in thousands)

Quarters ending June 30,	2008			2007
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
INTEREST-EARNING ASSETS
U.S. Treasury securities	$9,995	$101	4.04%	$9,453	$101	4.27%
Collateralized mortgage obligations	158,001	2,121	5.37	146,841	1,940	5.28
Mortgage backed securities	695	12	6.91	973	17	6.99
Obligations of states and political subdivisions	161,776	2,333	5.77	135,917	2,005	5.90
U.S. govt. agency obligations	106,683	1,035	3.88	123,318	1,218	3.95
Corporate bonds and other securities	10,653	200	7.51	5,712	108	7.56
Federal funds sold and securities purchased under agreements to resell	301	2	2.66	2,621	34	5.19
Loans, including non-accrual loans
Commercial, financial & agricultural loans	235,809	3,779	6.41	202,013	4,276	8.47
Commercial real estate mortgages	322,543	5,658	7.02	292,902	5,472	7.47
Real estate construction loans	99,599	1,992	8.00	83,212	2,192	10.54
Residential mortgages (1st and 2nd liens)	190,332	2,971	6.24	152,939	2,472	6.47
Home equity loans	66,774	896	5.37	68,745	1,452	8.45
Consumer loans	97,161	1,684	6.93	98,124	1,764	7.19
Other loans (overdrafts)	2,100	—	—	3,429	—	—

Total interest-earning assets	$1,462,422	$22,784	6.23%	$1,326,199	$23,051	6.95%

Cash and due from banks	$48,697			$49,075
Other non-interest-earning assets	43,562			43,184

Total assets	$1,554,681			$1,418,458

INTEREST-BEARING LIABILITIES
Saving, N.O.W. and money market deposits	$436,614	$1,438	1.32%	$427,905	$1,232	1.15%
Time deposits	312,983	2,451	3.13	313,205	3,336	4.26

Total saving and time deposits	749,597	3,889	2.08	741,110	4,568	2.47
Federal funds purchased and securities sold under agreement to repurchase	56,791	370	2.61	53,790	726	5.40
Other borrowings	189,481	1,289	2.72	80,320	1,085	5.40

Total interest-bearing liabilities	$995,869	$5,548	2.23%	$875,220	$6,379	2.92%

Rate spread			4.00%			4.04%
Non-interest-bearing deposits	$429,139			$425,568
Other non-interest-bearing liabilities	15,124			14,437

Total liabilities	$1,440,132			$1,315,225
Stockholders’ equity	114,549			103,233

Total liabilities and stockholders’ equity	$1,554,681			$1,418,458

Net-interest income (taxable-equivalent basis) and effective interest rate differential		$17,236	4.71%		$16,672	5.03%
Less: taxable-equivalent basis adjustment		(798)			(687)

Net-interest income		$16,438			$15,985

For the six months ended June 30, 2008, net interest income was $32,301,000, up .7 percent from $32,067,000 during the same period of 2007. The net interest margin for the first six months of 2008, on a fully taxable-equivalent basis, was 4.75 percent compared to 5.08 percent for the same period of 2007.

The following table details the components of Suffolk’s net interest income for the first six months of the year on a taxable-equivalent basis: (in thousands)

Year to date ending June 30,	2008			2007
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
INTEREST-EARNING ASSETS
U.S. Treasury securities	$10,006	$202	4.04%	$9,454	$202	4.27%
Collateralized mortgage obligations	148,046	3,939	5.32	150,219	3,952	5.26
Mortgage backed securities	764	26	6.81	990	35	7.07
Obligations of states and political subdivisions	160,711	4,627	5.76	131,038	3,869	5.91
U.S. govt. agency obligations	106,323	2,093	3.94	123,151	2,435	3.95
Corporate bonds and other securities	9,910	381	7.69	5,758	208	7.22
Federal funds sold and securities purchased under agreements to resell	203	3	2.96	3,105	83	5.35
Loans, including non-accrual loans
Commercial, financial & agricultural loans	223,464	7,592	6.79	194,756	8,222	8.44
Commercial real estate mortgages	321,963	11,482	7.13	289,846	10,861	7.49
Real estate construction loans	93,868	3,891	8.29	83,859	4,446	10.60
Residential mortgages (1st and 2nd liens)	186,650	5,857	6.28	150,332	4,871	6.48
Home equity loans	66,536	2,026	6.09	70,806	3,037	8.58
Consumer loans	97,400	3,417	7.02	98,986	3,500	7.07
Other loans (overdrafts)	2,138	—	—	2,987	—	—

Total interest-earning assets	$1,427,982	$45,536	6.38%	$1,315,287	$45,721	6.95%

Cash and due from banks	$47,632			$47,554
Other non-interest-earning assets	48,079			47,964

Total assets	$1,523,693			$1,410,805

INTEREST-BEARING LIABILITIES
Saving, N.O.W. and money market deposits	$425,466	$2,756	1.30%	$427,146	$2,411	1.13%
Time deposits	315,963	5,467	3.46	303,735	6,364	4.19

Total saving and time deposits	741,429	8,223	2.22	730,881	8,775	2.40
Federal funds purchased and securities sold under agreement to repurchase	56,968	886	3.11	53,689	1,441	5.37
Other borrowings	171,801	2,543	2.96	78,636	2,113	5.37

Total interest-bearing liabilities	$970,198	$11,652	2.40%	$863,206	$12,329	2.86%

Rate spread			3.98%			4.10%
Non-interest-bearing deposits	$419,871			$422,016
Other non-interest-bearing liabilities	21,255			20,969

Total liabilities	$1,411,324			$1,306,191
Stockholders’ equity	112,369			104,614

Total liabilities and stockholders’ equity	$1,523,693			$1,410,805
Net-interest income (taxable-equivalent basis) and effective interest rate differential		$33,884	4.75%		$33,392	5.08%
Less: taxable-equivalent basis adjustment		(1,583)			(1,325)

Net-interest income		$32,301			$32,067

The table below presents a summary of changes in interest income, interest expense, and the resulting net interest income on a taxable equivalent basis for the quarterly periods presented. Because of numerous, simultaneous changes in volume and rate during the period, it is not possible to allocate precisely the changes between volumes and rates. In this table changes not due solely to volume or to rate have been allocated to these categories based on percentage changes in average volume and average rate as they compare to each other: (in thousands)

	In Second Quarter 2008 over Second Quarter 2007, Changes Due to
	Volume	Rate	Net Change
Interest-earning assets
U.S. Treasury securities	$6	$(6)	$—
Collateralized mortgage obligations	149	32	181
Mortgage-backed securities	(5)	—	(5)
Obligations of states & political subdivisions	374	(46)	328
U.S. government agency obligations	(162)	(21)	(183)
Corporate bonds & other securities	93	(1)	92
Federal funds sold & securities purchased under agreements to resell	(21)	(11)	(32)
Loans, including non-accrual loans	2,061	(2,709)	(648)

Total interest-earning assets	$2,495	$(2,762)	$(267)

Interest-bearing liabilities
Saving, N.O.W., & money market deposits	$26	$180	$206
Time deposits	(2)	(883)	(885)
Federal funds purchased & securities sold under agreements to repurchase	38	(394)	(356)
Other borrowings	938	(734)	204

Total interest-bearing liabilities	$1,000	$(1,831)	$(831)

Net change in net interest income (taxable-equivalent basis)	$1,495	$(931)	$564

The table below presents a summary of changes in interest income, interest expense, and the resulting net interest income on a taxable equivalent basis for the six month periods presented: (in thousands)

	In First Six Months of 2008 over First Six Months of 2007, Changes Due to
	Volume	Rate	Net Change
Interest-earning assets
U.S. Treasury securities	$11	$(11)	$—
Collateralized mortgage obligations	(58)	45	(13)
Mortgage-backed securities	(8)	(1)	(9)
Obligations of states & political subdivisions	856	(97)	759
U.S. government agency obligations	(331)	(11)	(342)
Corporate bonds & other securities	159	14	173
Federal funds sold & securities purchased under agreements to resell	(54)	(26)	(80)
Loans, including non-accrual loans	3,709	(4,381)	(672)

Total interest-earning assets	$4,284	$(4,468)	$(184)

Interest-bearing liabilities
Saving, N.O.W., & money market deposits	$(10)	$355	$345
Time deposits	248	(1,145)	(897)
Federal funds purchased & securities sold under agreements to repurchase	83	(638)	(555)
Other borrowings	1,688	(1,258)	430

Total interest-bearing liabilities	$2,009	$(2,686)	$(677)

Net change in net interest income (taxable-equivalent basis)	$2,275	$(1,782)	$493

Other Income

Other income increased to $2,692,000 for the quarter compared to $2,558,000 the previous year, up 5.2 percent. There were no net gains on the sale of securities for the second quarter of 2008 and 2007. Service charges on deposits were up 5.3 percent. Service charges, including commissions and fees other than for deposits, decreased by 3.3 percent. Trust revenue was up 10.9 percent. Other operating income increased by 47.2 percent.

Other income for the six months ended June 30, 2008 was $9,042,000, up 83.4 percent from $4,929,000 for the comparable year to date period. Service charges on deposit were up 4.9 percent. Service charges, including commissions and fees other than for deposits, increased 5.9 percent. Trust revenue was up 13.5 percent. Other operating income increased by 33.2 percent. Proceeds received in connection with shares redeemed as part of the VISA, Inc. initial public offering resulted in a net securities gain of $3,737,000 during the first quarter.

Other Expense

Other expense for the second quarter of 2008 was $10,435,000, up 1.1 percent from $10,319,000 for the comparable period in 2007. Employee compensation increased by 2.5 percent, net occupancy expense increased 9.2 percent, equipment expense decreased by 7.8 percent, and other operating expense decreased by 3.3 percent.

Other expense for the first six months of 2008 was $20,789,000, up .7 percent from $20,642,000 compared to the first six months of 2007. Employee compensation increased by 2.6 percent, net occupancy expense increased 8.5 percent, equipment expense decreased by 8.6 percent, and other operating expense decreased by 4.8 percent.

In accordance with the requirements of Statement of Financial Accounting Standards 132R (SFAS 132R), Suffolk presents information concerning net periodic defined benefit pension expense for the quarter and year to date periods ended June 30, 2008 and 2007, including the following components:

	3 months 6/30/2008	3 months 6/30/2007	6 months 6/30/2008	6 months 6/30/2007
Service cost	$338,452	$345,431	$676,904	$690,862
Interest cost	408,165	370,522	816,331	741,043
Expected return on plan assets	(520,474)	(470,830)	(1,040,949)	(941,660)
Amortization of prior service cost	(995)	(995)	(1,990)	(1,990)
Amortization of unrecognized net actuarial loss	—	33,732	—	67,463

Net periodic benefit expense	$225,148	$277,859	$450,296	$555,718

A contribution of approximately $986,000 was made to the pension plan in June of 2008. There were no additional contributions required to be made to the plan in the three months ended June 30, 2008.

Capital Resources

Stockholders’ equity totaled $115,275,000 on June 30, 2008, an increase of 5.8 percent from $108,981,000 on December 31, 2007. This was the result of net income, offset by the depreciation in the market value of securities available for sale, cash dividends and the repurchase of shares. The ratio of equity to assets was 7.3 percent at June 30, 2008 and 7.4 percent at December 31, 2007.

The following table details amounts and ratios of Suffolk’s regulatory capital: (in thousands of dollars except ratios)

	Actual		For capital adequacy		To be well capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2008

Total Capital (to risk-weighted assets)	$123,027	10.12%	$97,213	8.00%	$121,516	10.00%
Tier 1 Capital (to risk-weighted assets)	115,142	9.48%	48,606	4.00%	72,909	6.00%
Tier 1 Capital (to average assets)	115,142	7.41%	62,149	4.00%	77,686	5.00%

As of December 31, 2007

Total Capital (to risk-weighted assets)	$114,858	10.21%	$89,991	8.00%	$112,488	10.00%
Tier 1 Capital (to risk-weighted assets)	107,186	9.53%	44,995	4.00%	67,493	6.00%
Tier 1 Capital (to average assets)	107,186	7.60%	56,449	4.00%	70,562	5.00%

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

The provision for the allowance for loan losses was $300,000 for the second quarter of 2008, and $18,000 for the comparable period in 2007. Net charge-offs were $222,000 for the second quarter of 2008 compared to net recoveries of $93,000 for the second quarter of 2007. The provision for the allowance for loan losses was $525,000 for the first six months of 2008, and $130,000 for the comparable period in 2007. Net charge-offs were $252,000 for the first six months of 2008 compared to $82,000 of net recoveries for the comparable period of 2007.

The following table presents information about the allowance for loan losses: (in thousands of dollars except for ratios)

	For the last 12 months	For the three months ended
		June 30 2008	Mar. 31 2008	Dec. 31 2007	Sept. 30 2007
Allowance for loan losses
Beginning balance	$7,397	$7,852	$7,672	$7,459	$7,397
Total charge-offs	(443)	(296)	(95)	(30)	(22)
Total recoveries	243	74	65	42	62
Reclass to Allowance for Contingent Liabilities	(84)	(45)	(15)	(24)	—
Provision for loan losses	772	300	225	225	22

Ending balance	$7,885	$7,885	$7,852	$7,672	$7,459

Coverage ratios
Loans, net of discounts: average	$962,636	$1,022,218	$977,243	$931,292	$919,791
at end of period	982,321	1,027,031	1,009,350	958,800	934,102
Non-performing assets	1,675	2,355	1,743	1,648	952
Non-performing assets/total loans (net of discount)	0.17%	0.23%	0.17%	0.17%	0.10%
Net charge-offs/average net loans (annualized)	0.02%	0.09%	0.01%	(0.01)%	(0.02)%
Allowance/non-accrual, restructured, & OREO	508.59%	334.82%	450.49%	465.53%	783.51%
Allowance for loan losses/net loans	0.79%	0.77%	0.78%	0.80%	0.80%

Suffolk has financial and performance letters of credit. Financial letters of credit require Suffolk to make payment if the customer’s financial condition deteriorates, as defined in the agreements. Performance letters of credit require Suffolk to make payments if the customer fails to perform certain non-financial contractual obligations. The maximum potential undiscounted amount of future payments of these letters of credit as of June 30, 2008 is $25,894,000 and they expire as follows: (in thousands)

2008	$14,168
2009	11,152
2010	400
2011	102
Thereafter	72

$25,894

Amounts due under these letters of credit would be reduced by any proceeds that Suffolk would be able to obtain in liquidating the collateral for the loans, which varies depending on the customer. The allowance for contingent liabilities includes a provision of $39,000 for losses based on the letters of credit outstanding as of June 30, 2008.

Critical Accounting Policies, Judgments and Estimates

Suffolk’s accounting and reporting policies conform to GAAP and general practices within the financial services industry. The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates.

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

Income Taxes

Under the liability method, deferred tax assets and liabilities are determined by the difference between the financial statement, and the tax bases of assets and liabilities. Deferred tax assets are subject to management’s judgment of available evidence that future realization is more likely than not. If management determines that Suffolk may be unable to realize all or part of the net deferred tax assets in the future, a direct charge to income tax expense may be required to reduce the recorded value of the net deferred tax asset to the amount management expects can be realized. On January 1, 2007, Suffolk adopted FIN 48. Suffolk determined, under the guidance of FIN 48 and the information available at the time, that is was not likely that the dividend received from its Real Estate Investment Trust subsidiary, would be included in full in taxable income as calculated for purposes of New York State corporate income tax. Accordingly, the cumulative effect of applying the provisions of FIN 48 were recorded as a credit adjustment to retained earnings in the amount of $2,013,000, as a result of the review, recognition, and measurement of uncertain tax positions. As of June 30, 2008, Suffolk had a liability for unrecognized tax benefits in the amount of $140,000. There have been no material changes in unrecognized tax benefits since January 1, 2008. Suffolk recognizes interest and penalties accrued relating to unrecognized tax benefits in income tax expense.

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

Item 4.

Controls and Procedures

Suffolk’s Chief Executive Officer and Chief Financial Officer (collectively, the “Certifying Officers”) are responsible for establishing and maintaining disclosure controls and procedures as defined in Rules 13a-15(e) of the Securities Exchange Act of 1934 for Suffolk. Based upon their evaluation of these controls and procedures as of June 30, 2008, the Certifying Officers have concluded that Suffolk’s disclosure controls and procedures are effective.

In addition, there has been no significant change in Suffolk’s internal controls over financial reporting that occurred during Suffolk’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, Suffolk’s internal controls over financial reporting.

PART II

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information about repurchases of common stock:

	For the last 12 months	For the three months ended
		June 30 2008	Mar. 31 2008	Dec. 31 2007	Sept. 30 2007
Average price per share of quarterly repurchases	$30.06	$—	$29.84	$30.81	$29.55

Aggregate cost of quarterly repurchases	$6,998,001	$—	$1,253,160	$3,230,442	$2,514,399

Repurchases of common stock
Treasury stock, beginning balance	3,763,699	3,995,661	3,953,661	3,848,799	3,763,699
Repurchases	231,962	—	42,000	104,862	85,100

Treasury stock, ending balance	3,995,661	3,995,661	3,995,661	3,953,661	3,848,799

Item 6.

Exhibits and Reports on Form 8-K

CERTIFICATION OF PERIODIC REPORT - Exhibit 31.1

CERTIFICATION OF PERIODIC REPORT - Exhibit 31.2

CERTIFICATION OF PERIODIC REPORT - Exhibit 32.1

CERTIFICATION OF PERIODIC REPORT - Exhibit 32.2

The following reports were filed on Form 8-K during the three month period ended June 30, 2008.

Current Report on Form 8-K – the Company’s press release titled, “Suffolk Bancorp Earnings Advance On Proceeds Of Visa, Inc. Initial Public Offering,” dated April 8, 2008.

Current Report on Form 8-K – the Company’s press release titled, “Suffolk Bancorp Announces Regular Quarterly Dividend,” dated May 23, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUFFOLK BANCORP

Date: August 4, 2008	/s/ Thomas S. Kohlmann
Thomas S. Kohlmann
President & Chief Executive Officer

Date: August 4, 2008	/s/ J. Gordon Huszagh
J. Gordon Huszagh
Executive Vice President & Chief Financial Officer