Form 10-Q
period 2008-09-30
SUFFOLK BANCORP
filed 2008-11-06
CIK 754673

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

9,582,699 SHARES OF COMMON STOCK OUTSTANDING AS OF November 3, 2008

This page left blank intentionally.

SUFFOLK BANCORP AND SUBSIDIARIES

SUFFOLK BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CONDITION

(in thousands of dollars except for share and per share data)

	September 30, 2008	December 31, 2007
	unaudited
ASSETS
Cash & Due From Banks	$57,043	$56,633
Federal Funds Sold	61,800	2,700
Investment Securities:
Available for Sale, at Fair Value	387,404	392,796
Held to Maturity (Fair Value of $20,258 and $18,199, respectively)
Obligations of States & Political Subdivisions	11,415	9,055
Federal Reserve Bank Stock	638	638
Federal Home Loan Bank Stock	7,697	7,818
Corporate Bonds & Other Securities	100	100

Total Investment Securities	407,254	410,407

Total Loans	1,061,658	958,800
Less: Allowance for Loan Losses	7,970	7,672

Net Loans	1,053,688	951,128

Premises & Equipment, Net	22,047	22,143
Accrued Interest Receivable, Net	7,537	7,359
Excess of Cost Over Fair Value of Net Assets Acquired	814	814
Other Assets	16,909	19,397

TOTAL ASSETS	$1,627,092	$1,470,581

LIABILITIES & STOCKHOLDERS’ EQUITY
Demand Deposits	$452,781	$423,225
Saving, N.O.W. & Money Market Deposits	538,641	404,457
Time Certificates of $100,000 or more	147,709	116,795
Other Time Deposits	175,438	198,898

Total Deposits	1,314,569	1,143,375

Federal Home Loan Bank Borrowings	140,000	143,500
Repurchase Agreements	37,620	54,820
Dividend Payable on Common Stock	2,107	2,121
Accrued Interest Payable	2,246	2,247
Other Liabilities	13,170	15,537

TOTAL LIABILITIES	1,509,712	1,361,600

STOCKHOLDERS’ EQUITY
Common Stock (par value $2.50; 15,000,000 shares authorized; 9,576,354 and 9,610,730 shares outstanding at September 30, 2008 and December 31, 2007, respectively)	33,930	33,911
Surplus	20,515	20,172
Treasury Stock at Par (3,995,661 and 3,953,661 shares, respectively)	(9,989)	(9,884)
Retained Earnings	75,458	63,939

	119,914	108,138

Accumulated Other Comprehensive (Loss) Income, Net of Tax	(2,534)	843

TOTAL STOCKHOLDERS’ EQUITY	117,380	108,981

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$1,627,092	$1,470,581

See accompanying notes to consolidated financial statements.

SUFFOLK BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands of dollars except for share and per share data)

	For the Three Months Ended
	September 30, 2008	September 30, 2007
	unaudited	unaudited
INTEREST INCOME
Federal Funds Sold	$262	$53
United States Treasury Securities	100	99
Obligations of States & Political Subdivisions	1,595	1,407
Mortgage-Backed Securities	2,029	1,891
U.S. Government Agency Obligations	855	1,083
Corporate Bonds & Other Securities	119	96
Loans	17,494	17,845

Total Interest Income	22,454	22,474

INTEREST EXPENSE
Saving, N.O.W. & Money Market Deposits	2,085	1,221
Time Certificates of $100,000 or more	1,030	1,408
Other Time Deposits	1,307	2,076
Federal Funds Purchased and Repurchase Agreements	295	739
Interest on Other Borrowings	1,052	983

Total Interest Expense	5,769	6,427

Net-interest Income	16,685	16,047
Provision for Loan Losses	300	22

Net-interest Income After Provision for Loan Losses	16,385	16,025

OTHER INCOME
Service Charges on Deposit Accounts	1,402	1,339
Other Service Charges, Commissions & Fees	904	784
Fiduciary Fees	366	363
Other Operating Income	129	270

Total Other Income	2,801	2,756

OTHER EXPENSE
Salaries & Employee Benefits	6,520	6,062
Net Occupancy Expense	1,289	1,061
Equipment Expense	534	515
Other Operating Expense	3,002	2,269

Total Other Expense	11,345	9,907

Income Before Provision for Income Taxes	7,841	8,874
Provision for Income Taxes	2,168	2,831

NET INCOME	$5,673	$6,043

Average: Common Shares Outstanding	9,575,691	9,765,095
Dilutive Stock Options	27,742	15,118

Average Total Common Shares and Dilutive Options	9,603,433	9,780,213

EARNINGS PER COMMON SHARE Basic	$0.59	$0.61
Diluted	$0.59	$0.61

DIVIDENDS PER COMMON SHARE	$0.22	$0.22

See accompanying notes to consolidated financial statements.

SUFFOLK BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands of dollars except for share and per share data)

	For the Nine Months Ended
	September 30, 2008	September 30, 2007
	unaudited	unaudited
INTEREST INCOME
Federal Funds Sold	$265	$136
United States Treasury Securities	298	297
Obligations of States & Political Subdivisions	4,643	3,955
Mortgage-Backed Securities	5,994	5,878
U.S. Government Agency Obligations	2,948	3,518
Corporate Bonds & Other Securities	500	304
Loans	51,759	52,782

Total Interest Income	66,407	66,870

INTEREST EXPENSE
Saving, N.O.W. & Money Market Deposits	4,841	3,632
Time Certificates of $100,000 or more	3,163	3,751
Other Time Deposits	4,641	6,097
Federal Funds Purchased and Repurchase Agreements	1,181	2,180
Interest on Other Borrowings	3,595	3,096

Total Interest Expense	17,421	18,756

Net-interest Income	48,986	48,114
Provision for Loan Losses	825	152

Net-interest Income After Provision	48,161	47,962

OTHER INCOME
Service Charges on Deposit Accounts	4,208	4,015
Other Service Charges, Commissions & Fees	2,350	2,199
Fiduciary Fees	1,114	1,022
Net Security Gains	3,737	—
Other Operating Income	434	449

Total Other Income	11,843	7,685

OTHER EXPENSE
Salaries & Employee Benefits	19,179	18,396
Net Occupancy Expense	3,463	3,065
Equipment Expense	1,580	1,660
Other Operating Expense	7,912	7,428

Total Other Expense	32,134	30,549

Income Before Provision for Income Taxes	27,870	25,098
Provision for Income Taxes	8,924	8,574

NET INCOME	$18,946	$16,524

Average: Common Shares Outstanding	9,579,312	9,969,036
Dilutive Stock Options	21,282	20,657

Average Total Common Shares and Dilutive Options	9,600,594	9,989,693

EARNINGS PER COMMON SHARE Basic	$1.98	$1.66
Diluted	$1.97	$1.65

DIVIDENDS PER COMMON SHARE	$0.66	$0.66

See accompanying notes to consolidated financial statements.

SUFFOLK BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands of dollars)

	For the Nine Months Ended
	September 30, 2008	September 30, 2007
	unaudited	unaudited
NET INCOME	$18,946	$16,524

ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH

CASH FLOWS FROM OPERATING ACTIVITIES
Provision for Loan Losses	825	152
Depreciation & Amortization	1,843	1,747
Net Security Gains	(3,737)	—
Stock Based Compensation	138	180
Accretion of Discounts	(269)	(108)
Amortization of Premiums	681	623
Increase in Accrued Interest Receivable	(178)	(459)
Decrease in Other Assets	1,718	725
Decrease in Accrued Interest Payable	(1)	(892)
Increase (Decrease) in Other Liabilities	1,786	(2,062)

Net Cash Provided by Operating Activities	21,752	16,430

CASH FLOWS FROM INVESTING ACTIVITIES
Principal Payments on Investment Securities Available for Sale	27,921	22,009
Proceeds from Sale of Investment Securities Available for Sale	3,737	—
Maturities of Investment Securities; Available for Sale	47,000	20,000
Purchases of Investment Securities; Available for Sale	(74,550)	(28,328)
Maturities of Investment Securities; Held to Maturity	2,322	2,796
Purchases of Investment Securities; Held to Maturity	(4,560)	(2,210)
Loan Disbursements & Repayments, Net	(105,499)	(42,899)
Purchases of Premises & Equipment, Net	(1,746)	(1,261)

Net Cash Used in Investing Activities	(105,375)	(29,893)

CASH FLOWS FROM FINANCING ACTIVITIES
Net Increase in Deposit Accounts	171,194	21,323
Dividends Paid to Shareholders	(6,332)	(6,641)
Treasury Shares Acquired	(1,253)	(16,997)
Dividend Reinvestment in Common Stock	224	—
Net (Payments of) Proceeds from Other Borrowings	(20,700)	21,655

Net Cash Provided by Financing Activities	143,133	19,340

Net Increase in Cash & Cash Equivalents	59,510	5,877

Cash & Cash Equivalents Beginning of Period	59,333	43,576

Cash & Cash Equivalents End of Period	$118,843	$49,453

See accompanying notes to consolidated financial statements.

SUFFOLK BANCORP AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1) Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated financial statements of Suffolk Bancorp (Suffolk) and its consolidated subsidiaries have been prepared to reflect all adjustments (consisting solely of normally recurring accruals) necessary for a fair presentation of the financial condition and results of operations for the periods presented. Certain information and footnotes normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) have been condensed or omitted. Notwithstanding, management believes that the disclosures are adequate to prevent the information from misleading the reader, particularly when the accompanying consolidated financial statements are read in conjunction with the audited consolidated financial statements and notes thereto included in the Registrant’s Annual Report on Form 10-K, for the year ended December 31, 2007.

The results of operations for the three and nine month periods ended September 30, 2008 are not necessarily indicative of the results of operations to be expected for the remainder of the year.

(2) Stock-based Compensation

At September 30, 2008, Suffolk had one stock-based employee compensation plan, a Stock Option Plan (“the Plan”), under which 1,200,000 shares of Suffolk’s common stock were originally reserved for issuance to key employees, and of which 1,020,500 remained available at that date. Options are awarded by a committee appointed by the Board of Directors. The Plan provides that the option price shall not be less than the fair value of the common stock on the date the option is granted. All options are exercisable for a period of ten years or less. The Plan provides for but does not require the grant of stock appreciation rights that the holder may exercise instead of the underlying option. When the stock appreciation right is exercised, the underlying option is canceled. The optionee receives shares of common stock with a fair market value equal to the excess of the fair value of the shares subject to the option at the time of exercise (or the portion thereof so exercised) over the aggregate option price of the shares set forth in the option agreement. The exercise of stock appreciation rights is treated as the exercise of the underlying option. Options vest after one year and expire after ten years.

Suffolk accounts for stock based compensation in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 123(R), “Share-Based Payment” (SFAS 123(R)). This statement requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. During the three months ended September 30, 2008, $44,000 of compensation expense, net of a tax benefit of $18,000, was recorded for stock-based compensation. During the nine months ended September 30, 2008, $138,000 of compensation expense, net of a tax benefit of $56,000, was recorded for stock-based compensation. As of September 30, 2008, there was $59,000 of total unrecognized compensation cost, net of estimated forfeitures, related to non-vested options under the Plan. That cost is expected to be recognized over a remaining period of 4 months.

The following table presents the options granted, exercised, or expired during the nine months ended September 30, 2008:

	Shares	Wtd. Avg. Exercise
Balance at December 31, 2007	141,500	$27.61
Options granted	17,000	31.18
Options exercised	—	—
Options expired or terminated	(16,000)	32.83

Balance at September 30, 2008	142,500	$27.45

The following table presents certain information about the valuation of options granted during the nine months ended September 30, 2008 and the year ended December 31, 2007:

At, or during,	9 Months Ended 9/30/2008	Year Ended 12/31/2007
Exercisable options (vested)	127,500	117,500
Weighted average fair value of options (Black-Scholes model) at date of grant:	$10.38	$10.07
Black-Scholes Assumptions:
Risk-free interest rate	3.59%	4.89%
Expected dividend yield	2.82%	2.43%
Expected life in years	10	10
Expected volatility	35.40%	25.20%

The following table details contractual weighted-average lives of outstanding options at various prices:

	By range of exercise prices
from	$13.13	$31.18	$34.39
to	15.50	32.90	34.95

Outstanding stock options	42,000	67,000	33,500
Weighted-average remaining life	1.85	7.28	6.58
Weighted-average exercise price	$14.60	$31.86	$34.74

Exercisable stock options	42,000	52,000	33,500
Weighted-average remaining life	1.85	6.69	6.58
Weighted-average exercise price	$14.60	$32.05	$34.74

		Weighted-average
At all prices	Options	price	life (yrs)
Total outstanding	142,500	$27.45	5.51
Total exerciseable	127,500	$27.01	5.06

(3) Income Taxes

Under the liability method, deferred tax assets and liabilities are determined by the difference between the financial statement, and the tax bases of assets and liabilities. Deferred tax assets are subject to management’s judgment of available evidence that future realization is more likely than not. If management determines that Suffolk may be unable to realize all or part of the net deferred tax assets in the future, a direct charge to income tax expense may be required to reduce the recorded value of the net deferred tax asset to the amount management expects can be realized. On July 13, 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Only tax positions that meet a “more-likely-than-not” recognition threshold at the effective date may be recognized or continue to be recognized upon adoption of FIN 48. Suffolk has adopted the provisions of FIN 48 as of January 1, 2007. Suffolk determined, under the guidance of FIN 48 and the information available at the time, that is was not likely that the dividend received from its Real Estate Investment Trust subsidiary, would be included in full in taxable income as calculated for purposes of New York State corporate income tax. Accordingly, the cumulative effect of applying the provisions of FIN 48 were recorded as a credit adjustment to retained earnings in the amount of $2,013,000, as a result of the review, recognition, and measurement of uncertain tax positions. As of September 30, 2008, Suffolk had a liability for unrecognized tax benefits in the amount of $110,000. There have been no material changes in unrecognized tax benefits since January 1, 2008. Suffolk recognizes interest and penalties accrued relating to unrecognized tax benefits in income tax expense.

(4) Investments

In September 2006, FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS No. 157). This statement defines fair value, establishes a framework for measuring fair value in accordance with U.S. GAAP and expands disclosures about fair value measurements. The definition of fair value retains the exchange price notion, however this statement clarifies that the exchange price is the price in an orderly transaction between market participants to sell the asset or transfer the liability in the principal market for the asset or liability. This statement emphasizes that fair value is a market-based measurement, not an entity-specific measurement, therefore a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. This statement clarifies that market participant assumptions include assumptions about risk, the risk inherent in a particular valuation technique used to measure fair value and/or the risk inherent in the inputs to the valuation technique, as well as the effect of credit risk on the fair value of liabilities. This statement also expands disclosures about the use of fair value to measure assets and liabilities in interim and annual periods, focusing on the inputs used to measure fair value. The three levels of the fair value inputs under SFAS No. 157 are described below:

Basis of Fair Value Measurement:

Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

Level 2 - Quoted prices in markets that are not active, or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability;

Level 3 - Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported by little or no market activity).

Suffolk has adopted the provisions of SFAS 157 as of January 1, 2008. The following table summarizes fair value measurements as of September 30, 2008: (in thousands)

	Fair Value Measurements Using
Description	9/30/2008	Active Markets for Identical Assets Quoted Prices in (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities	$387,404	$85,611	$301,793	—
Impaired Loans	649	—	—	649

Total	$388,053	$85,611	$301,793	$649

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

On October 10, 2008, FASB issued Staff Position No. FAS 157-3, “Determining the Fair Value of a Financial Assets When the Market for That Assets is Not Active”. This FASB Staff Position (FSP) applies to financial assets within the scope of accounting pronouncements that require or permit fair value measurements in accordance with SFAS No. 157. FSP 157-3 clarifies the application of SFAS No. 157 in a market that is not active and provides an example to illustrate key considerations and internal assumption that can be used in determining the fair value of financial assets when the market for that financial asset is not active. This FSP is effective upon issuance, including prior periods for which financial statements have not been issued.

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

(5) Retirement Plan

In September 2006, FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R).” This statement requires an employer that is a business entity and sponsors one or more single-employer defined benefit plans to recognize the funded status of a benefit plan in its statement of financial position; recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost pursuant to FASB No. 87 or No. 106; measure defined benefit plan assets and obligation as of the date of the employer’s fiscal year-end statement of financial position (with limited exceptions); and disclose in the notes to financial statements additional information about certain effects of net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset and obligation. Upon initial application of this statement and subsequently, an employer should continue to apply the provisions in Statements 87, 88, and 106 in measuring plan assets and benefit obligations as of the date of its statement of financial position and in determining the amount of net periodic benefit cost. An employer with publicly traded equity securities was required to recognize initially the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. Suffolk has adopted the provisions of SFAS. No. 158, which have been recorded in the accompanying consolidated statement of condition and disclosures.

In accordance with the requirements of SFAS No. 132(R), Suffolk presents information concerning net periodic defined benefit pension expense for the quarter and year to date periods ended September 30, 2008 and 2007, including the following components:

	3 months 9/30/2008	3 months 9/30/2007	9 months 9/30/2008	9 months 9/30/2007
Service cost	$338,452	$345,431	$1,015,355	$1,036,292
Interest cost	408,165	370,522	1,224,496	1,111,565
Expected return on plan assets	(520,474)	(470,830)	(1,561,423)	(1,412,490)
Amortization of prior service cost	(995)	(995)	(2,984)	(2,984)
Amortization of unrecognized net actuarial loss	—	33,732	—	101,195

Net periodic benefit expense	$225,148	$277,859	$675,444	$833,577

A contribution of approximately $986,000 was made to the pension plan in June of 2008. There were no additional contributions required to be made to the plan in the three months ended September 30, 2008.

(6) Recent Accounting Pronouncements

In February 2007, FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB SFAS No. 115” (SFAS No. 159). This statement permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. The statement defines items eligible for the measurement option. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Suffolk has adopted the provision of SFAS No. 159, which did not have a material impact on the company’s financial condition, results of operations and disclosures.

In December 2007, FASB revised SFAS No. 141, “Business Combinations” (SFAS No.141(R)). This statement requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date. This statement recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase. This statement also defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquiree achieves control. Additionally this statement determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement is effective for fiscal years beginning after December 15, 2008. Suffolk is currently evaluating the impact of SFAS No. 141(R) on its financial condition, results of operations and disclosures.

In December 2007, FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (SFAS No.160). This statement applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding non-controlling interest in one or more subsidiaries or that deconsolidate a subsidiary. This statement amends ARB No. 51 to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement is effective for fiscal years beginning after January 1, 2009. Suffolk is currently evaluating the impact of SFAS No. 160 on its financial condition, results of operations and disclosures.

In March 2008, FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (SFAS No. 161). This statement requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This statement is effective for fiscal years and interim periods beginning after November 15, 2008. Suffolk is currently evaluating the impact of SFAS No. 161 on its financial condition, results of operations and disclosures.

In May 2008, FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (SFAS No.162). This statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP in the United States (the U.S. GAAP hierarchy). SFAS No. 162 divides the body of U.S. GAAP into four categories by level of authority. This statement is effective sixty days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. Suffolk is currently evaluating the impact of SFAS No. 162 on its financial condition, results of operations and disclosures.

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

For the Quarters and Nine-Month Periods ended September 30, 2008 and 2007

Recent Developments

Turmoil in credit markets increased as the problems posed by sub-prime mortgages granted during the previous several years became increasingly evident. An inability to value securities backed by these mortgages forced a number of financial institutions to take losses, reducing the amount of capital available to support their lending. The uncertainty created by the difficulties in valuing these securities spread more broadly into such markets as that for credit default swaps, and individuals and financial institutions became reluctant to lend to one another. This triggered a concurrent drop in equity markets, and federal officials took a number of unprecedented steps to stabilize credit markets, the precise outcome of which remains unclear. Residential real estate continued to decline in value, and the number of foreclosures increased, further diminishing investors’ confidence and resulting in significant declines in the value of banking stocks.

Against this background, rates of interest for shorter terms dropped during the year more than those for longer terms, resulting in a steeper “yield curve.” This was primarily the result of reductions by the Federal Reserve Board in its targets for federal funds and discount rates. At times, actual rates for overnight lending greatly exceed the target rates. However, rates were volatile throughout the period.

At Suffolk, interest income was flat despite an increase in total net loans, although that was offset by lesser interest expense, resulting in higher net interest income. The net interest margin decreased to 4.62 percent in the third quarter of 2008, down from 5.09 percent, in the third quarter of 2007. The net interest margin on a year to date basis decreased to 4.70 percent in 2008, down from 5.08 percent for the comparable period last year.

Return on average equity decreased to 19.89 percent for the third quarter in 2008, down from 24.36 percent during the third quarter of 2007, and earnings-per-share decreased from $.61 in the third quarter of 2007 to $.59 in the third quarter of 2008. For the first nine months of 2008, return on average equity increased to 22.36 percent, up from 21.43 percent during the comparable period of 2007, and earnings per share increased to $1.98 for the first nine months of 2008 up from $1.66 for the same period last year. The increase in return on average equity and earnings per share on a year to date basis is the result of a net gain on sale of securities during the first quarter of 2008, the proceeds of which were realized from the sale of shares issued by Visa, Inc. in connection with its initial public offering. Suffolk’s subsidiary, Suffolk County National Bank, was a member of the former Visa, Inc. payments organization and was issued shares when Visa, Inc. was organized. Approximately 39 percent of those shares were redeemed in connection with the initial public offering. The remaining shares are restricted because of unsettled litigation pending against Visa, Inc. Visa, Inc., at its discretion, may redeem additional restricted shares in order to resolve pending litigation. The restriction expires upon resolution of the pending litigation. Accordingly, Suffolk has recorded these shares at zero in the accompanying statement of condition. Upon expiration of the restriction, Suffolk expects to record the fair value of the remaining shares.

On October 14, 2008, subsequent to the preparation of Suffolk’s release of third quarter earnings, Visa, Inc. announced that it had reached an agreement in principle with Discover Financial Services (“Discover”) to settle litigation pending since 2004, and that the specific terms of the settlement were still being negotiated and would be made available when a final agreement had been reached. On October 27, 2008, Visa, Inc. announced that it had agreed to settle litigation with Discover, for $1.8875 billion, which included $1.7425 billion from the escrow created under Visa, Inc.’s retrospective responsibility plan, $80 million from Visa, Inc. to obtain releases from MasterCard, and an additional $65 million which would be refunded by Morgan Stanley under a separate agreement related to the settlement; and that this settlement would be subject to approval by Visa, Inc.’s former U.S. member financial institutions. On October 31, 2008, officials of Visa, Inc. conducted a conference call providing additional information concerning the settlement, thus allowing Suffolk to compute conclusively the net amount of its liability under the settlement. Based on a total excess of settlements over the amount of litigation escrow provided by Visa, Inc. of $807,500,000, Suffolk’s portion amounted to $455,995, resulting in an after-tax charge of $294,116, or $0.03 per share, recorded for the third quarter. It is expected that sufficient shares of Visa, Inc. will be redeemed during the fourth quarter of 2008 to cover this charge, thus reversing its effect.

Key to maintaining performance was close management of the balance sheet. Steps included:

•

Repositioning of the investment portfolio to provide downside protection from falling rates, and continued purchases of municipal securities, currently providing liquidity as well as higher returns net of taxes, and some protection from falling interest rates.

•

Pursuing ongoing program of capital management, maintaining total risk-based capital (“TRBC”) at a small margin above 10.00 percent which qualifies as “well-capitalized” with regulatory agencies and affords certain advantages to the banking subsidiary. Maximum prudent leverage is thus applied to the shareholders’ investment by means of selected repurchases of shares when capital exceeds the target, and through the retention of earnings when assets are growing. Growth in the core business during the quarter was sufficient to provide leverage to all retained earnings, and no shares were repurchased.

•

Maintaining emphasis on both commercial and personal demand deposits, and non-maturity time deposits while responding as necessary to demand in Suffolk’s market for certificates of deposit of all sizes. In light of increased demand for loans from customers unable to obtain financing from other banks whose capital losses reduced their lending capacity, Suffolk redoubled its emphasis on the profitability of the whole relationship of it customers with the Bank, seeking when possible to both make loans to and obtain funding from qualified customers.

•	Managing net loan charge-offs aggressively. During the third quarter of 2008, net charge-offs amounted to 8 basis points of average net loans, on an annualized basis.

•

Consistent underwriting for lending to preserve both credit quality and yields in face of competition. Emphasis on preservation of margins over less profitable growth, and on the relationship rather than the transaction.

Net Income

Net income was $5,673,000 for the quarter, down 6.1 percent from $6,043,000 posted during the same period last year. Earnings per share for the quarter were $0.59 versus $0.61, a decrease of 3.3 percent. Net income was $18,946,000 for the nine months ended September 30, 2008, up from $16,524,000 posted during the same period last year. Earnings per share were $1.98 for the nine month period ended September 30, 2008, up from $1.66 posted last year. Included in net income is $2,429,000 attributed to the Visa, Inc. transaction, net of income taxes.

Interest Income

Interest income was $22,454,000 for the third quarter of 2008, down 0.1 percent from $22,474,000 posted for the same quarter in 2007. Average net loans during the third quarter of 2008 totaled $1,039,045,000 compared to $912,248,000 for the same period of 2007. During the third quarter of 2008, the yield on a fully taxable-equivalent basis was 6.14 percent on average earning assets of $1,516,069,000 down from 7.03 percent on average earning assets of $1,319,548,000 during the third quarter of 2007. Interest income remained flat from quarter to quarter. Interest income was $66,407,000 for the first nine months of 2008, down 0.7 percent from $66,870,000 recorded in the first nine months of 2007. During the first nine months of 2008, the yield on a fully taxable-equivalent basis was 6.29 percent on average earning assets of $1,457,667,000, down from 6.98 percent on average earning assets of $1,316,723,000 during the first nine months of 2007.

Interest Expense

Interest expense for the third quarter of 2008 was $5,769,000, down 10.2 percent from $6,427,000 for the same period of 2007. During the third quarter of 2008, the cost of funds was 2.24 percent on average interest-bearing liabilities of $1,030,877,000, down from 2.99 percent on average interest-bearing liabilities of $858,812,000 during the third quarter of 2007. Interest expense decreased due to decreased rates paid for time certificates and borrowings, offset by increased balances and rates paid for Savings, N.O.W. and Money Market deposits. Interest expense was $17,421,000 for the nine months ended September 30, 2008, down 7.1 percent from $18,756,000 recorded last year to date. During the first nine months of 2008, the cost of funds was 2.34 percent on average interest-bearing liabilities of $990,647,000, down from 2.90 percent on average-interest bearing liabilities of $861,735,000 during the first nine months of 2007.

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

Net Interest Income

Net interest income, before the provision for loan losses, is the largest component of Suffolk’s earnings. It was $16,685,000 for the third quarter of 2008, up 4.0 percent from $16,047,000 during the same period of 2007. The net interest margin for the quarter, on a fully taxable-equivalent basis, was 4.62 percent compared to 5.09 percent for the same period of 2007.

The following table details the components of Suffolk’s net interest income for the quarter on a taxable-equivalent basis: (in thousands)

Quarters ending September 30,	2008			2007
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
INTEREST-EARNING ASSETS
U.S. Treasury securities	$9,888	$102	4.13%	$9,486	$101	4.26%
Collateralized mortgage obligations	147,695	2,017	5.46	138,597	1,874	5.41
Mortgage backed securities	695	12	6.91	950	17	7.16
Obligations of states and political subdivisions	165,592	2,422	5.85	142,788	2,136	5.98
U.S. govt. agency obligations	91,082	855	3.75	106,120	1,083	4.08
Corporate bonds and other securities	8,584	119	5.55	5,389	96	7.13
Federal funds sold and securities purchased under agreements to resell	53,488	262	1.96	3,970	53	5.34
Loans, including non-accrual loans
Commercial, financial & agricultural loans	226,143	3,616	6.40	192,738	4,079	8.47
Commercial real estate mortgages	329,305	5,958	7.24	301,994	5,729	7.59
Real estate construction loans	114,068	2,220	7.78	88,648	2,277	10.27
Residential mortgages (1st and 2nd liens)	201,003	3,118	6.20	161,683	2,575	6.37
Home equity loans	69,535	911	5.24	65,949	1,399	8.49
Consumer loans	94,960	1,671	7.04	98,812	1,786	7.23
Other loans (overdrafts)	4,031	—	—	2,424	—	—

Total interest-earning assets	$1,516,069	$23,283	6.14%	$1,319,548	$23,205	7.03%

Cash and due from banks	$46,794			$47,611
Other non-interest-earning assets	43,526			41,017

Total assets	$1,606,389			$1,408,176

INTEREST-BEARING LIABILITIES
Saving, N.O.W. and money market deposits	$525,541	$2,085	1.59%	$414,431	$1,221	1.18%
Time deposits	316,713	2,337	2.95	317,379	3,484	4.39

Total saving and time deposits	842,254	4,422	2.10	731,810	4,705	2.57
Federal funds purchased and securities sold under agreement to repurchase	45,734	295	2.58	54,109	739	5.46
Other borrowings	142,889	1,052	2.94	72,893	983	5.39

Total interest-bearing liabilities	$1,030,877	$5,769	2.24%	$858,812	$6,427	2.99%

Rate spread			3.90%			4.04%
Non-interest-bearing deposits	$447,089			$426,369
Other non-interest-bearing liabilities	14,314			23,767

Total liabilities	$1,492,280			$1,308,948
Stockholders’ equity	114,109			99,228

Total liabilities and stockholders’ equity	$1,606,389			$1,408,176

Net-interest income (taxable-equivalent basis) and effective interest rate differential		$17,514	4.62%		$16,778	5.09%
Less: taxable-equivalent basis adjustment		(829)			(731)

Net-interest income		$16,685			$16,047

For the nine months ended September 30, 2008, net interest income was $48,986,000, up 1.8 percent from $48,114,000 during the same period of 2007. The net interest margin for the first nine months of 2008, on a fully taxable-equivalent basis, was 4.70 percent compared to 5.08 percent for the same period of 2007.

The following table details the components of Suffolk’s net interest income for the first nine months of the year on a taxable-equivalent basis: (in thousands)

Year to date ending September 30,	2008			2007
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
INTEREST-EARNING ASSETS
U.S. Treasury securities	$9,966	$304	4.07%	$9,464	$303	4.27%
Collateralized mortgage obligations	147,927	5,956	5.37	146,302	5,826	5.31
Mortgage backed securities	741	38	6.84	977	52	7.10
Obligations of states and political subdivisions	162,356	7,049	5.79	134,998	6,004	5.93
U.S. govt. agency obligations	101,187	2,948	3.88	117,412	3,518	4.00
Corporate bonds and other securities	9,463	500	7.04	5,634	304	7.19
Federal funds sold and securities purchased under agreements to resell	18,160	265	1.95	3,396	136	5.34
Loans, including non-accrual loans
Commercial, financial & agricultural loans	224,363	11,207	6.66	194,076	12,301	8.45
Commercial real estate mortgages	324,428	17,441	7.17	293,940	16,588	7.52
Real estate construction loans	100,651	6,111	8.10	85,473	6,724	10.49
Residential mortgages (1st and 2nd liens)	191,469	8,975	6.25	154,157	7,447	6.44
Home equity loans	67,544	2,937	5.80	69,169	4,436	8.55
Consumer loans	96,581	5,088	7.02	98,927	5,286	7.12
Other loans (overdrafts)	2,831	—	—	2,798	—	—

Total interest-earning assets	$1,457,667	$68,819	6.29%	$1,316,723	$68,925	6.98%

Cash and due from banks	$47,350			$47,560
Other non-interest-earning assets	46,558			50,796

Total assets	$1,551,575			$1,415,079

INTEREST-BEARING LIABILITIES
Saving, N.O.W. and money market deposits	$459,191	$4,841	1.41%	$422,871	$3,632	1.15%
Time deposits	316,216	7,804	3.29	308,333	9,848	4.26

Total saving and time deposits	775,407	12,645	2.17	731,204	13,480	2.46
Federal funds purchased and securities sold under agreement to repurchase	53,182	1,181	2.96	53,830	2,180	5.40
Other borrowings	162,058	3,595	2.96	76,701	3,096	5.38

Total interest-bearing liabilities	$990,647	$17,421	2.34%	$861,735	$18,756	2.90%

Rate spread			3.95%			4.08%
Non-interest-bearing deposits	$429,050			$423,473
Other non-interest-bearing liabilities	18,924			27,072

Total liabilities	$1,438,621			$1,312,280
Stockholders’ equity	112,954			102,799

Total liabilities and stockholders’ equity	$1,551,575			$1,415,079

Net-interest income (taxable-equivalent basis) and effective interest rate differential		$51,398	4.70%		$50,169	5.08%
Less: taxable-equivalent basis adjustment		(2,412)			(2,055)

Net-interest income		$48,986			$48,114

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

	In Third Quarter 2008 over Third Quarter 2007, Changes Due to
	Volume	Rate	Net Change
Interest-earning assets
U.S. Treasury securities	$4	$(3)	$1
Collateralized mortgage obligations	124	19	143
Mortgage-backed securities	(4)	(1)	(5)
Obligations of states & political subdivisions	335	(49)	286
U.S. government agency obligations	(146)	(82)	(228)
Corporate bonds & other securities	48	(25)	23
Federal funds sold & securities purchased under agreements to resell	263	(54)	209
Loans, including non-accrual loans	2,308	(2,659)	(351)

Total interest-earning assets	$2,932	$(2,854)	$78

Interest-bearing liabilities
Saving, N.O.W., & money market deposits	$377	$487	$864
Time deposits	(7)	(1,140)	(1,147)
Federal funds purchased & securities sold under agreements to repurchase	(101)	(343)	(444)
Other borrowings	653	(584)	69

Total interest-bearing liabilities	$922	$(1,580)	$(658)

Net change in net interest income (taxable-equivalent basis)	$2,010	$(1,274)	$736

The table below presents a summary of changes in interest income, interest expense, and the resulting net interest income on a taxable equivalent basis for the nine month periods presented: (in thousands)

	In First Nine Months of 2008 over First Nine Months of 2007, Changes Due to
	Volume	Rate	Net Change
Interest-earning assets
U.S. Treasury securities	$16	$(15)	$1
Collateralized mortgage obligations	65	65	130
Mortgage-backed securities	(12)	(2)	(14)
Obligations of states & political subdivisions	1,191	(146)	1,045
U.S. government agency obligations	(475)	(95)	(570)
Corporate bonds & other securities	202	(6)	196
Federal funds sold & securities purchased under agreements to resell	263	(134)	129
Loans, including non-accrual loans	6,025	(7,048)	(1,023)

Total interest-earning assets	$7,275	$(7,381)	$(106)

Interest-bearing liabilities
Saving, N.O.W., & money market deposits	$331	$878	$1,209
Time deposits	246	(2,290)	(2,044)
Federal funds purchased & securities sold under agreements to repurchase	(26)	(973)	(999)
Other borrowings	2,341	(1,842)	499

Total interest-bearing liabilities	$2,892	$(4,227)	$(1,335)

Net change in net interest income (taxable-equivalent basis)	$4,383	$(3,154)	$1,229

Other Income

Other income increased to $2,801,000 for the quarter compared to $2,756,000 the previous year, up 1.6 percent. Service charges on deposits were up 4.7 percent. Service charges, including commissions and fees other than for deposits, increased by 15.3 percent. Trust revenue was up 0.8 percent. Other operating income decreased by 52.2 percent.

Other income for the nine months ended September 30, 2008 was $11,843,000, up 54.1 percent from $7,685,000 for the comparable year to date period. Service charges on deposit were up 4.8 percent. Service charges, including commissions and fees other than for deposits, increased 6.9 percent. Trust revenue was up 9.0 percent. Other operating income decreased by 3.3 percent. Proceeds received in connection with shares redeemed as part of the Visa, Inc. Inc. initial public offering resulted in a net securities gain of $3,737,000 during the first quarter.

Other Expense

Other expense for the third quarter of 2008 was $11,345,000, up 14.5 percent from $9,907,000 for the comparable period in 2007. Employee compensation increased by 7.6 percent, net occupancy expense increased 21.5 percent, equipment expense increased by 3.7 percent, and other operating expense increased by 32.3 percent. Increased expenses are attributed to new branch locations, and $456,000 recorded in connection with the settlement of Visa, Inc.’s litigation with Discover.

Other expense for the first nine months of 2008 was $32,134,000, up 5.2 percent from $30,549,000 compared to the first nine months of 2007. Employee compensation increased by 4.3 percent, net occupancy expense increased 13.0 percent, equipment expense decreased by 4.8 percent, and other operating expense increased by 6.5 percent.

Capital Resources

Stockholders’ equity totaled $117,380,000 on September 30, 2008, an increase of 7.7 percent from $108,981,000 on December 31, 2007. This was the result of net income, offset by the depreciation in the market value of securities available for sale, cash dividends and the repurchase of shares. The ratio of equity to assets was 7.2 percent at September 30, 2008 and 7.4 percent at December 31, 2007.

The following table details amounts and ratios of Suffolk’s regulatory capital: (in thousands of dollars except ratios)

	Actual		For capital adequacy		To be well capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2008

Total Capital (to risk-weighted assets)	$126,949	10.34%	$98,179	8.00%	$122,724	10.00%
Tier 1 Capital (to risk-weighted assets)	118,979	9.69%	49,090	4.00%	73,634	6.00%
Tier 1 Capital (to average assets)	118,979	7.41%	64,218	4.00%	80,273	5.00%

As of December 31, 2007

Total Capital (to risk-weighted assets)	$114,858	10.21%	$89,991	8.00%	$112,488	10.00%
Tier 1 Capital (to risk-weighted assets)	107,186	9.53%	44,995	4.00%	67,493	6.00%
Tier 1 Capital (to average assets)	107,186	7.60%	56,449	4.00%	70,562	5.00%

Credit Risk

Suffolk makes loans based on the best evaluation possible of the creditworthiness of the borrower. Even with careful underwriting, some loans may not be repaid as originally agreed. To provide for this possibility, Suffolk maintains an allowance for loan losses, based on an analysis of the performance of the loans in its portfolio. The analysis includes subjective factors based on management’s judgment as well as quantitative evaluation. Prudent, conservative estimates should produce an allowance that will provide for a range of losses. According to U.S. GAAP, a financial institution should record its best estimate. Appropriate factors contributing to the estimate may include changes in the composition of the institution’s assets, or potential economic slowdowns or downturns. Also important is the geographical or political environment in which the institution operates. Suffolk’s management considers all of these factors when determining the provision for loan losses.

The provision for the allowance for loan losses was $300,000 for the third quarter of 2008, and $22,000 for the comparable period in 2007. Net charge-offs were $215,000 for the third quarter of 2008 compared to net recoveries of $41,000 for the third quarter of 2007. The provision for the allowance for loan losses was $825,000 for the first nine months of 2008, and $152,000 for the comparable period in 2007. Net charge-offs were $467,000 for the first nine months of 2008 compared to $123,000 of net recoveries for the comparable period of 2007.

The following table presents information about the allowance for loan losses: (in thousands of dollars except for ratios)

	For the last 12 months	For the three months ended
		Sept. 30 2008	June 30 2008	Mar. 31 2008	Dec. 31 2007
Allowance for loan losses
Beginning balance	$7,459	$7,885	$7,852	$7,672	$7,459
Total charge-offs	(790)	(369)	(296)	(95)	(30)
Total recoveries	335	154	74	65	42
Reclass to Allowance for Contingent Liabilities	(84)	—	(45)	(15)	(24)
Provision for loan losses	1,050	300	300	225	225

Ending balance	$7,970	$7,970	$7,885	$7,852	$7,672

Coverage ratios
Loans, net of discounts: average	$994,454	$1,047,062	$1,022,218	$977,243	$931,292
at end of period	1,014,210	1,061,658	1,027,031	1,009,350	958,800
Non-performing assets	1,880	1,775	2,355	1,743	1,648
Non-performing assets/total loans (net of discount)	0.19%	0.17%	0.23%	0.17%	0.17%
Net charge-offs/average net loans (annualized)	0.04%	0.08%	0.09%	0.01%	(0.01)%
Allowance/non-accrual, restructured, & OREO	424.96%	449.01%	334.82%	450.49%	465.53%
Allowance for loan losses/net loans	0.77%	0.75%	0.77%	0.78%	0.80%

Suffolk has financial and performance letters of credit. Financial letters of credit require Suffolk to make payment if the customer’s financial condition deteriorates, as defined in the agreements. Performance letters of credit require Suffolk to make payments if the customer fails to perform certain non-financial contractual obligations. The maximum potential undiscounted amount of future payments of these letters of credit as of September 30, 2008 is $24,043,000 and they expire as follows: (in thousands)

2008	$5,131
2009	18,338
2010	400
2011	102
Thereafter	72

$24,043

Amounts due under these letters of credit would be reduced by any proceeds that Suffolk would be able to obtain in liquidating the collateral for the loans, which varies depending on the customer. The allowance for contingent liabilities includes a provision of $36,000 for losses based on the letters of credit outstanding as of September 30, 2008.

Critical Accounting Policies, Judgments and Estimates

Suffolk’s accounting and reporting policies conform to U.S. GAAP and general practices within the financial services industry. The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates.

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

Item 4.

Controls and Procedures

Suffolk’s Chief Executive Officer and Chief Financial Officer (collectively, the “Certifying Officers”) are responsible for establishing and maintaining disclosure controls and procedures as defined in Rules 13a-15(e) of the Securities Exchange Act of 1934 for Suffolk. Based upon their evaluation of these controls and procedures as of September 30, 2008, the Certifying Officers have concluded that Suffolk’s disclosure controls and procedures are effective.

In addition, there has been no significant change in Suffolk’s internal controls over financial reporting that occurred during Suffolk’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, Suffolk’s internal controls over financial reporting.

PART II

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information about repurchases of common stock:

	For the last 12 months	For the three months ended
		Sept. 30 2008	June 30 2008	Mar. 31 2008	Dec. 31 2007
Average price per share of quarterly repurchases	$20.21	$—	$—	$29.84	$30.81
Aggregate cost of quarterly repurchases	$4,483,602	$—	$—	$1,253,160	$3,230,442

Repurchases of common stock
Treasury stock, beginning balance	3,848,799	3,995,661	3,995,661	3,953,661	3,848,799
Repurchases	146,862	—	—	42,000	104,862

Treasury stock, ending balance	3,995,661	3,995,661	3,995,661	3,995,661	3,953,661

Item 6.

Exhibits and Reports on Form 8-K

CERTIFICATION OF PERIODIC REPORT - Exhibit 31.1

CERTIFICATION OF PERIODIC REPORT - Exhibit 32.1

The following reports were filed on Form 8-K during the three month period ended September 30, 2008.

Current Report on Form 8-K – the Company’s press release titled, “SUFFOLK BANCORP ANNOUNCES EARNINGS FOR THE SECOND QUARTER OF 2008,” dated July 15, 2008.

Current Report on Form 8-K – the Company’s press release titled, “SUFFOLK BANCORP ANNOUNCES EDGAR F. GOODALE AS ACTING CHAIRMAN AND J. GORDON HUSZAGH AS ACTING PRESIDENT AND CEO,” dated August 7, 2008.

Current Report on Form 8-K – the Company’s press release titled, “SUFFOLK BANCORP ANNOUNCES REGULAR QUARTERLY DIVIDEND,” dated August 26, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUFFOLK BANCORP

Date: November 6, 2008	/s/ J. Gordon Huszagh
J. Gordon Huszagh
Acting President, Chief Executive Officer, Executive Vice President & Chief Financial Officer