Form 10-K
period 2008-12-31
SUFFOLK BANCORP
filed 2009-03-13
CIK 754673

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2008

-OR-

☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _________ to ___________.

Commission File Number: 000-13580

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

The aggregate market value of the common equity held by non-affiliates of the Registrant as of the last business day of the Registrant’s most recently completed second fiscal quarter was $275.8 million.

As of January 31, 2009, there were 9,590,571 shares outstanding of the Registrant’s common stock.

On The Cover

Moniebogue Bay and Westhampton Beach

What is now Westhampton Beach had its origins in the “Quogue Purchase” in 1659 when John Ogden, “the Pilgrim” whose influence was felt through much of colonial America during the mid–seventeenth century, arranged to acquire land from the Montauk tribe. The first English settlement occurred in 1666. The Village of Westhampton Beach surrounds Moniebogue Bay, illustrated in the center of the photograph above with the small island in the middle.

As is the case with many of the resorts along Long Island’s ocean shore, Westhampton Beach started to take its modern shape when the Long Island Rail Road arrived in 1870. Locals took in visiting New Yorkers, and tourism steadily overtook whaling, fishing, and farming as the inhabitants’ chief source of income. The Village of Westhampton Beach was incorporated in 1928, and while the village was severely damaged by the “Long Island Express,” the notorious hurricane of 1938, residents from that time would recognize the look and feel of Westhampton Beach today, though its amenities have expanded greatly since. Served just outside its borders by Gabreski Airport, capable of handling any type of aircraft; by the Long Island Rail Road; near the convergence of highways that lead in all directions; and only 75 miles from midtown Manhattan, it boasts wide ocean beaches, trendy shops and eateries, boating, and a variety of housing, as well as a growing, year-round population. The village is also home to the Westhampton Beach Performing Arts Center, formerly a movie theater in the grand tradition of the 1930’s. Since its doors reopened in 1998 as a live theater featuring dance, drama, music, and children’s programs, its calendar has expanded to include not only educational programs, but a regular series of performances by world-famous entertainers.

SCNB has maintained a full-service office in Westhampton Beach since 1972.

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

Financial Highlights

	(dollars in thousands, except ratios, share, and per-share information)
	December 31,	2008	2007
EARNINGS FOR THE YEAR	Net income	$24,688	$22,128
	Net interest income	66,219	63,964
	Net income-per-share	2.58	2.24
	Cash dividends-per-share	0.88	0.88

BALANCES AT YEAR END	Assets	$1,582,819	$1,469,062
	Net loans	1,084,470	949,609
	Investment securities	404,746	410,407
	Deposits	1,216,437	1,143,375
	Equity	112,401	108,981
	Shares outstanding	9,582,699	9,610,730
	Book value per common share	$11.73	$11.34

RATIOS	Return on average equity	21.79%	21.47%
	Return on average assets	1.59	1.57
	Average equity to average assets	7.29	7.30
	Net interest margin (taxable-equivalent)	4.75	5.06
	Efficiency ratio	52.81	54.17
	Net (recoveries) charge-offs to average net loans	0.06	(0.01)

CORPORATE INFORMATION

Suffolk Bancorp Annual Meeting

Tuesday, April 14, 2009, 1:00 P.M.

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

Riverhead, New York 11901, or call (631) 727-5667, fax to (631) 727-3214,

or e-mail to

invest@suffolkbancorp.com

They are also available on the Internet at

www.suffolkbancorp.com

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

“PRUDENT, PREDICTABLE, PROFITABLE”

Dear Shareholder:

There are no remarks I can make that would better explain what has happened in our industry and the economy as a whole than what has already been reported and commented upon in the news media. Each day brings a new story, and a new twist to matters both financial and regulatory, and it is not realistic to predict where and when credit markets will again function effectively in allocating capital to useful enterprises. We are in historic times, and I am humble enough about the limits to my ability to foresee how the current credit crunch will end.

That said, I do want to reassure our investors, customers, and employees about Suffolk Bancorp’s condition and prospects. We have been alert to developments in the economy and in our market, and conservative and disciplined in our lending and investing. That attention to the details of our business is evident in the numbers we reported for 2008, which remain consistent with our past performance, with return on average equity remaining at approximately 20 percent exclusive of the proceeds of VISA, Inc.’s initial public offering during the first quarter, and at approximately 22 percent for the year when that transaction is included. What is most important is our core business. Going forward, we cannot assure that we will remain unaffected by the turmoil in the broader economy, but we are sharply focused on mitigating the effects of a continued or deepened downturn, and hopeful that we can preserve our traditional ranking in the industry, if not our historical performance ratios.

First, I would like to provide a brief overview of our performance during 2008. Net income was $24,688,000, up 11.6 percent from $22,128,000 last year. Earnings-per-share were $2.58, up 15.2 percent compared to $2.24 during 2007. Net interest income increased by 3.5 percent, to $66,219,000 from $63,964,000. Our net interest margin declined to 4.75 percent from 5.06 percent as interest rates declined, although it remains among the highest in the industry. Non-interest income increased by 38.2 percent to $14,643,000 as a result of the VISA transaction, but more importantly, by 2.9 percent exclusive of that gain. We were able to hold non-interest expense to an increase of 5.7 percent, well short of the 10.1 percent increase in average assets, which increased to $1,555,000 from $1,413,000.

There are several items of which I would like to make specific mention. First, loan balances increased by 14.2 percent from year to year. We attribute this in part to good, solid borrowers whose former banks have not been in a position to lend to them as the credit crisis developed. This led to a substantial increase in commercial real estate loans which have been underwritten on the basis of reasonable ratios of loan-to-value, conservative evaluations of projected cash flows, and guarantees for permanent financing in place when granting an interim credit. We are optimistic that we will be able to develop many of these credits into well-rounded, long-standing relationships with stable customers of the sort who have always been our bread and butter.

We evaluate our allowance for possible loan losses on an ongoing basis to ensure its adequacy. Accordingly, our provision has been increased by 444 percent in comparison to 2007, to account for growth in the portfolio and for upheaval in the markets. We believe this is the prudent response to current disorder in the economy, and uncertainty about how quickly it will recover.

This is my first message to you, the shareholders as President and Chief Executive Officer. I want to take a moment to recognize my predecessor, Tom Kohlmann, who has served as Chairman, President, and CEO since 1999, during which time Suffolk has posted an admirable average of 21.4 percent return on average equity, consistently among the best in the industry. My appointment makes for mixed feelings, inasmuch as Tom is stepping aside from the rigor of daily duties for medical reasons, but we are fortunate to have the benefit of his continuing guidance as a Director, and I myself have been the beneficiary of his personal support, both before and during my recent tenure as acting CEO.

The ease of this transition, however, speaks of something very important about your company, which is that we are a team, and rely on no one individual for our success. I will consider it one of my most important obligations to keep it that way.

Having been in business now for more than 119 years, our Board, my colleagues, and I all feel a sense of stewardship for Suffolk Bancorp and its future. As for any bank in these times, the year ahead will not be easy, but we are well positioned to weather the storm. Most important, our Board and management are unified in their determination to preserve and maintain Suffolk as the prudent, predictable, and profitable member of Long Island’s financial community it has always been.

Sincerely,

J. Gordon Huszagh
President and Chief Executive Officer

PRICE RANGE OF COMMON STOCK AND DIVIDENDS

Suffolk’s common stock is traded in the over-the-counter market, and is quoted on the NASDAQ National Market System under the symbol “SUBK.” Following are quarterly high and low prices of Suffolk’s common stock as reported by NASDAQ.

2008	High	Low	Dividends	2007	High	Low	Dividends
First Quarter	$33.73	$28.49	$0.22	First Quarter	$38.80	$30.56	$0.22
Second Quarter	35.36	28.77	0.22	Second Quarter	34.00	29.75	0.22
Third Quarter	49.02	26.35	0.22	Third Quarter	33.92	25.55	0.22
Fourth Quarter	40.00	25.68	0.22	Fourth Quarter	36.00	29.54	0.22

SUMMARY OF SELECTED FINANCIAL DATA

FIVE-YEAR SUMMARY: (dollars in thousands except shares and per-share amounts)
For the year ended December 31,	2008	2007	2006	2005	2004
Interest income	$88,457	$89,081	$86,209	$75,673	$67,984
Interest expense	22,238	25,117	20,499	11,312	7,379

Net interest income	66,219	63,964	65,710	64,361	60,605
Provision for loan losses	2,050	377	966	1,575	1,973

Net interest income after provision	64,169	63,587	64,744	62,786	58,632
Other income	14,643	10,595	10,672	10,145	12,294
Other expense	42,701	40,392	39,975	37,453	36,621

Income before income taxes	36,111	33,790	35,441	35,478	34,305
Provision for income taxes	11,423	11,662	12,813	13,376	13,430

Net Income	$24,688	$22,128	$22,628	$22,102	$20,875

BALANCE AT DECEMBER 31:
Federal funds sold	$—	$2,700	$—	$—	$2,500
Investment securities – available for sale	382,357	392,796	403,246	400,038	427,678
Investment securities – held to maturity	22,389	17,611	15,097	17,274	14,461

Total investment securities	404,746	410,407	418,343	417,312	442,139
Net loans	1,084,470	949,609	882,096	893,245	815,349
Total assets	1,582,819	1,469,062	1,390,849	1,407,902	1,346,347
Total deposits	1,216,437	1,143,375	1,139,075	1,158,707	1,197,592
Other borrowings	224,820	198,320	120,135	127,975	25,300
Stockholders’ equity	$112,401	$108,981	$108,566	$102,001	$106,212

SELECTED FINANCIAL RATIOS:
Performance:
Return on average equity	21.79%	21.47%	22.16%	22.18%	20.85%
Return on average assets	1.59	1.57	1.61	1.59	1.53
Net interest margin (taxable-equivalent)	4.75	5.06	5.16	5.09	4.90
Efficiency ratio	52.81	54.17	52.34	50.28	50.24
Average equity to average assets	7.29	7.30	7.25	7.19	7.35
Dividend pay-out ratio	34.18	39.70	39.19	37.56	39.69
Asset quality:
Non-performing assets to total loans, net of discount	0.45	0.17	0.10	0.49	0.65
Non-performing assets to total assets	0.31	0.11	0.06	0.32	0.40
Allowance to non-performing assets	185.32	459.13	846.52	220.41	153.06
Allowance to loans, net of discount	0.83	0.08	0.85	1.09	1.00
Net charge-offs (recoveries) to average net loans	0.06	(0.01)	0.36	(0.01)	0.28

PER-SHARE DATA:
Net income (basic)	2.58	2.24	2.20	2.09	1.92
Cash dividends	0.88	0.88	0.88	0.79	0.76
Book value at year-end	11.73	11.34	10.60	9.80	9.80
Highest market value	49.02	38.80	38.95	37.00	36.30
Lowest market value	25.68	25.55	28.17	25.68	29.69
Average shares outstanding	9,580,025	9,895,301	10,279,870	10,570,896	10,882,327

Number of full-time-equivalent employees	362	350	357	369	374
Number of branch offices	29	29	27	27	26
Number of automatic teller machines	29	26	26	25	25

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

The discussion that follows analyzes Suffolk Bancorp’s (“Suffolk”) operations for each of the past three years and its financial condition as of December 31, 2008 and 2007, respectively. Selected tabular data are presented for each of the past five years.

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

Recent Developments

Credit became steadily less available as the losses in sub-prime mortgages granted during the previous several years became increasingly evident. This trend was amplified as investors were unable to value accurately securities backed by these mortgages, which sharply limited trading. This forced a number of financial institutions to take losses, reducing the amount of capital available to support lending. The value of other securities also came into question such as, for example, credit default swaps, and individuals and financial institutions became reluctant to lend to one another. The contraction of credit led to a lack of confidence in the ability of other industries to continue to operate profitably, triggering a steep decline in equity markets. Federal officials took a number of unprecedented steps to stabilize credit markets, most notably the Troubled Asset Relief Program (“TARP”), but including reductions in certain target rates of interest to near zero. The effectiveness of these steps remains unclear. In the absence of credit, and with widespread foreclosures, residential real estate continued to decline in value, further diminishing investors’ confidence and resulting in significant declines in the value of banking stocks.

Against this background, rates of interest for shorter terms dropped during the year more than those for longer terms, resulting in a steeper “yield curve.” This was primarily the result of reductions by the Federal Reserve Board in its targets for federal funds and discount rates. However, at times, actual rates for overnight lending greatly exceed the target rates because of inadequate liquidity as investors stayed in cash. Rates were volatile throughout the period.

At Suffolk, interest income was flat despite an increase in total net loans, although that was offset by lesser interest expense, resulting in higher net interest income. The net interest margin decreased to 4.75 percent, down from 5.06 percent, year to year.

Return on average equity increased to 21.79 percent for the year, up from 21.47 percent during 2007, and earnings-per-share increased from $2.24 in 2007 to $2.58 in 2008. The increase in return on average equity and earnings-per-share on a year-to-date basis is the result of a net gain on the sale of securities during the first quarter of 2008, the proceeds of which were realized from the sale of shares issued by Visa, Inc. in connection with its initial public offering. Please refer to “Other Income” for further discussion.

Key to maintaining performance was close management of the balance sheet. Steps included:

•

Managing the investment portfolio to provide downside protection from falling rates, and continued purchases of municipal securities, currently providing liquidity as well as higher returns net of taxes, and some protection from falling interest rates.

•

Pursuing ongoing program of capital management, maintaining total risk-based capital (“TRBC”) at a modest margin above 10.00 percent, which qualifies as “well-capitalized” with regulatory agencies and affords certain advantages to the banking subsidiary. Maximum prudent leverage is thus applied to the shareholders’ investment by means of selected repurchases of shares when capital exceeds the target, and through the retention of earnings when assets are growing. Growth in the core business during the year was sufficient to provide leverage to all retained earnings, and no shares were repurchased after the first quarter.

•

Maintaining emphasis on both commercial and personal demand deposits, and non-maturity time deposits while responding as necessary to demand in Suffolk’s market for certificates of deposit of all sizes. In light of increased demand for loans from customers unable to obtain financing from other banks whose capital losses reduced their lending capacity, Suffolk redoubled its emphasis on the profitability of the whole banking relationship with its customers with the Bank, seeking when possible to both make loans to and obtain funding from qualified customers.

•	Managing net loan charge-offs aggressively. During 2008, net charge-offs amounted to 6 basis points of average net loans.

•

Consistent underwriting for lending to preserve both credit quality and yields in face of competition. Emphasis on preservation of margins over less profitable growth, and on the relationship rather than the transaction.

It has not been Suffolk’s policy to grant loans or to buy investment securities backed by loans which would be characterized as “sub-prime.”

Suffolk’s Business

Nearly all of Suffolk’s business is to provide banking services to its commercial and retail customers in Suffolk County, on Long Island, New York. Suffolk is a one-bank holding company. Its banking subsidiary, Suffolk County National Bank (the “Bank”), operates 29 full-service offices in Suffolk County, New York. It offers a full line of domestic, retail, and commercial banking services, and trust services. The Bank’s primary lending area includes all of Suffolk County, New York, and a limited number of loans or loan-participations in the adjacent markets of Nassau County and New York City. The Bank makes loans that are secured by commercial real estate and float with the prime rate and other indices, and that are retained in the Bank’s portfolio: commercial and industrial loans to small manufacturers, wholesalers, builders, farmers, and retailers, including dealer financing. The Bank serves as an indirect lender to the customers of a number of automobile dealers. The Bank also makes loans secured by residential mortgages, and both fixed and floating rate second mortgage loans with a variety of plans for repayment. Real estate construction loans are also offered.

Other investments are made in short-term United States Treasury debt, high-quality obligations of municipalities in New York and other states, issues of agencies of the United States government, collateralized mortgage obligations, mortgage-backed securities, and stock in the Federal Reserve Bank and the Federal Home Loan Bank of New York, each required as a condition of membership.

The Bank finances most of its activities with deposits, including demand, saving, N.O.W., and money market accounts, as well as term certificates. It also relies on other sources of funds, including inter-bank overnight loans, and sale-repurchase agreements.

General Economic Conditions

Long Island has a population of approximately 2.8 million people, which accounts for 20 percent of the population of New York State. Health services and education clusters grew the fastest of all industry clusters over the past five years. Finance and information clusters experienced declines in growth during 2008. Unemployment rates grew locally and nationally during the year. Long Island’s overall private sector employment grew by about 6 percent between 1998 and 2008; however, more recently, private sector employment declined by 3% from 2007 to 2008. Average pay per employee on Long Island increased 3% from 1999 to 2008 compared to the national average, which rose 7%, indicating that national income has grown faster than on Long Island. (Source: Long Island Index 2009)

The economy on Long Island continued to show a decrease in growth during 2008 and is not faring well in comparison to the rest of the U.S. Following several consecutive years with double-digit increases, both home sales and prices continued to decline during 2008. Interest rates decreased to record low levels. The current financial crisis appears to be the most severe in many decades. In its favor, Long Island has a highly educated and skilled work force and a diverse industrial base. It is adjacent to New York City, one of the world’s largest centers of distribution and a magnet for finance and culture. The island’s economic cycles vary from those of the national economy. In the past, Long Island’s economy seems to have been more stable than the national economy, owing in part to its comparative diversity. However, there has been little recent growth in Long Island’s gross domestic product (GDP), which trails that of the U.S. as a whole.

Results of Operations

Net Income

Net income was $24,688,000 compared to $22,128,000 last year and $22,628,000 in 2006. These figures represent an increase of 11.6 percent and 2.2 percent, respectively. Basic earnings-per-share were $2.58 during 2008, compared to $2.24 last year and $2.20 in 2006.

Net Interest Income

Net interest income during 2008 was $66,219,000, up 3.5 percent from $63,964,000 in 2007, which was down 2.7 percent from $65,710,000 in 2006. Net interest income is the most important part of the net income of Suffolk. The effective interest rate differential, on a taxable-equivalent basis, was 4.75 percent in 2008, 5.06 percent during 2007, and 5.16 percent in 2006. Average rates on average interest-earning assets decreased to 6.27 percent in 2008, down from 6.96 percent in 2007, and 6.72 percent in 2006. Average rates on average interest-bearing liabilities decreased to 2.24 percent in 2008, down from 2.91 percent in 2007, and 2.39 percent in 2006. The interest rate differential decreased in 2008, from 2007 and 2006. Demand deposits remained a significant source of funds as a percentage of total liabilities.

Average Assets, Liabilities, Stockholders’ Equity, Rate Spread, and Effective Interest Rate Differential

(on a taxable-equivalent)

The following table illustrates the average composition of Suffolk’s statements of condition. It presents an analysis of net interest income on a taxable-equivalent basis, listing each major category of interest-earning assets and interest-bearing liabilities, as well as other assets and liabilities: (dollars in thousands)

Year ended December 31,	2008			2007			2006
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Interest-earning assets
U.S. Treasury securities	$9,988	$407	4.07%	$9,526	$406	4.26%	$9,580	$405	4.23%
Collateralized mortgage obligations	145,285	7,878	5.42	142,876	7,605	5.32	174,680	7,887	4.52
Mortgage-backed securities	721	49	6.80	953	67	7.03	1,369	95	6.94
Obligations of states & political subdivisions	164,296	9,570	5.82	139,429	8,234	5.91	101,923	6,072	5.96
U.S. government agency obligations	94,801	3,663	3.86	114,190	4,576	4.01	122,573	4,879	3.98
Corporate bonds & other securities	9,278	482	5.20	5,727	423	7.39	5,755	343	5.96
Federal funds sold & securities purchased under agreements to resell	17,875	314	1.76	2,637	140	5.31	5,426	281	5.18
Loans, including non-accrual loans
Commercial, financial & agricultural loans	223,722	14,568	6.51	193,885	16,213	8.36	185,548	15,192	8.19
Commercial real estate mortgages	329,121	23,562	7.16	298,632	22,480	7.53	305,121	22,883	7.50
Real estate construction loans	106,608	8,594	8.06	84,610	8,786	10.38	71,290	7,283	10.22
Residential mortgages (1st and 2nd liens)	194,915	12,175	6.25	158,294	10,160	6.42	134,687	8,829	6.56
Home equity loans	68,972	3,799	5.51	68,239	5,725	8.39	78,464	6,373	8.12
Consumer loans	95,030	6,672	7.02	98,739	7,084	7.17	115,807	7,766	6.71
Other loans	3,108	—	—	2,489	—	—	1,671	—	—

Total interest-earning assets	$1,463,720	$91,733	6.27%	$1,320,226	$91,899	6.96%	$1,313,894	$88,288	6.72%

Cash & due from banks	$45,718			$46,744			$47,044
Other non-interest-earning assets	45,300			45,611			47,713

Total assets	$1,554,738			$1,412,581			$1,408,651
Interest-bearing liabilities
Saving, N.O.W. & money market deposits	$467,180	$6,334	1.36%	$417,472	$4,838	1.16%	$475,634	$4,791	1.01%
Time deposits	319,888	9,852	3.08	311,098	13,275	4.27	245,996	8,748	3.56

Total saving & time deposits	787,068	16,186	2.06	728,570	18,113	2.49	721,630	13,539	1.88
Federal funds purchased & securities sold under agreements to repurchase	49,260	1,417	2.88	54,531	2,876	5.27	58,678	2,955	5.04
Other borrowings	157,618	4,635	2.94	79,328	4,128	5.20	78,833	4,005	5.08

Total interest-bearing liabilities	$993,946	$22,238	2.24%	$862,429	$25,117	2.91%	$859,141	$20,499	2.39%

Rate spread			4.03%			4.05%			4.33%
Non-interest-bearing deposits	$430,610			$425,553			$431,067
Other non-interest-bearing liabilities	16,906			21,547			16,342

Total liabilities	$1,441,462			$1,309,529			$1,306,550
Stockholders’ equity	113,276			103,052			102,101

Total liabilities & stockholders’ equity	$1,554,738			$1,412,581			$1,408,651
Net interest income (taxable-equivalent basis) & effective interest rate differential		$69,495	4.75%		$66,782	5.06%		$67,789	5.16%
Less: taxable-equivalent basis adjustment		(3,275)			(2,818)			(2,079)

Net interest income		$66,220			$63,964			$65,710

Interest income on a taxable-equivalent basis includes the additional amount of interest income that would have been earned if Suffolk’s investment in nontaxable U.S. Treasury securities and state and municipal obligations had been subject to New York State and federal income taxes yielding the same after-tax income. The rate used for this adjustment was approximately 34 percent for federal income taxes and 9 percent for New York State income taxes for all periods. For each of the years 2008, 2007, and 2006, $1.00 of nontaxable income from obligations of states and political subdivisions equates to fully taxable income of $1.52, and $1.00 of nontaxable income from taxable obligations of state and political subdivisions equates to fully taxable income of $1.50. In addition, in 2008, 2007, and 2006, $1.00 of nontaxable income on U.S. Treasury securities equates to $1.02 of fully taxable income. Various loan fees included in interest income amounted to $1,817,000, $2,156,000, and $2,664,000 in 2008, 2007, and 2006, respectively.

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

	In 2008 over 2007 Changes Due to			In 2007 over 2006 Changes Due to
	Volume	Rate	Net Change	Volume	Rate	Net Change
Interest-earning assets
U.S. Treasury securities	$19	$(18)	$1	$(2)	$3	$1
Collateralized mortgage obligations	129	144	273	(1,566)	1,284	(282)
Mortgage-backed securities	(16)	(2)	(18)	(29)	1	(28)
Obligations of states & political subdivisions	1,450	(113)	1,337	2,218	(56)	2,162
U.S. government agency obligations	(754)	(159)	(913)	(336)	33	(303)
Corporate bonds & other securities	210	(151)	59	(2)	82	80
Federal funds sold & securities purchased under agreements to resell	324	(150)	174	(148)	7	(141)
Loans, including non-accrual loans	8,495	(9,574)	(1,079)	949	1,173	2,122

Total interest-earning assets	$9,857	$(10,023)	$(166)	$1,084	$2,527	$3,611

Interest-bearing liabilities
Saving, N.O.W., & money market deposits	$616	$880	$1,496	$(625)	$672	$47
Time deposits	365	(3,788)	(3,423)	2,579	1,948	4,527
Federal funds purchased & securities sold under agreements to repurchase	(256)	(1,203)	(1,459)	(215)	136	(79)
Other borrowings	2,844	(2,337)	507	25	98	123

Total interest-bearing liabilities	$3,569	$(6,448)	$(2,879)	$1,764	$2,854	$4,618

Net change in net interest income (taxable-equivalent basis)	$6,288	$(3,575)	$2,713	$(680)	$(327)	$(1,007)

Interest Income

Interest income decreased to $88,457,000 in 2008, down .7 percent from $89,081,000 in 2007, which was up 3.3 percent from $86,209,000 in 2006.

Investment Securities

SCNB purchases investment securities only after a disciplined evaluation to ensure that they are the most appropriate available given the company’s objectives. Key factors include:

•	Liquidity – the ease with which the security can be pledged or sold.

•	Credit Quality – the likelihood the security will perform according to its original terms, with timely payments of principal and interest.

•	Yield – the rate of return on the investment, balanced against the first two.

Investment securities are also selected in consideration of certain key risks to:

•	Market value – the market value of fixed-rate securities increases when interest rates fall, and decreases when interest rates rise. The longer the maturity of the security, the greater this effect.

•	Income risk – how long fixed payments can be assured. The shorter the duration of the portfolio, the greater this risk.

•

Asset liability management – seeks to limit the change in net interest income as a result of changing interest rates. For example, when the maturities or the intervals between the re-pricing of investments are longer than those of the liabilities that fund them, net interest income will decline when rates rise because payments from those securities will remain the same while payments to depositors or other banks from which SCNB has borrowed will increase. This is referred to as “asset-sensitive.” Conversely, when investments mature or are re-priced sooner than their funding, net interest income may decline when interest rates fall as income declines the same while funding expense remains the same. Asset liability management attempts to manage the duration of the investment portfolio, as well as that of the funding to minimize the risk to net interest income while maximizing returns.

The company seeks to create a portfolio that is diversified across different classes of assets. Historically, bonds have returned more than cash, and been less volatile than mortgage-backed securities (“MBS”). The steady return on bonds can also offset the decline in variable loan yields as interest rates fall. Collateralized mortgage obligations (“CMO’s”) provide more predictable cash flows because payments are assigned to specific securities (“tranches” or slices) in the order in which they are received, in contrast to a traditional security backed by a pool of mortgages in which investors share payments equally pro rata, based on the percentage of the pool they own. Analysis of CMO’s requires careful due diligence of the mortgages that serve as the underlying collateral. Suffolk has never owned mortgage obligations with underlying collateral that could be classified as “sub-prime.” Tranche structure, final maturity and credit support also provide improved assurance of repayment. Suffolk reviews its investments for impairment regularly, and to date, none has been determined to be impaired.

Average investment in U.S. government agency securities decreased to $94,801,000 from $114,190,000 in 2007, and $122,573,000 in 2006. Average balances of CMO’s increased to $145,285,000 in 2008 from $142,876,000 in 2007, and decreased from $174,680,000 in 2006. Average investments in municipal securities increased to $164,296,000 in 2008, up from $139,429,000 in 2007 and $101,923,000 in 2006. U.S. Treasury, U.S. government agency, collateralized mortgage obligations, and municipal securities provide collateral for various liabilities to municipal depositors. Securities are Suffolk’s primary source of liquidity. With regard to securities characterized as available for sale, in general, Suffolk has the intent and ability to hold them until maturity. The following table summarizes Suffolk’s investment securities available for sale and held to maturity as of the dates indicated: (in thousands)

December 31,	2008	2007	2006
Investment securities available for sale, at fair value:
U.S. Treasury securities	$10,152	$9,838	$9,423
U.S. government agency debt securities	76,477	105,066	122,883
Collateralized mortgage obligations agency issues	131,841	129,562	156,239
Mortgage-backed securities	595	859	1,072
Obligations of states & political subdivisions	163,292	147,471	113,629

Total investment securities available for sale	382,357	392,796	403,246

Investment securities held to maturity:
Obligations of states & political subdivisions	11,830	9,055	9,913
Corporate bonds & other securities	10,559	8,556	5,184

Total investment securities held to maturity	22,389	17,611	15,097

Total investment securities	$404,746	$410,407	$418,343

Fair value of investment securities held to maturity	$22,974	$18,199	$15,647
Unrealized gains	596	603	588
Unrealized losses	11	15	38

The amortized cost, maturities, and approximate weighted average yields, at December 31, 2008 are as follows: (in thousands)

	Available for Sale						Held to Maturity
	U.S. Treasury Securities		U.S. Govt. Agency Debt		Obligations of States & Political Subdivisions		Obligations of States & Political Subdivisions		Corporate Bonds & Other Securities
Maturity (in years)	Fair Value	Yield	Fair Value	Yield	Fair Value	Yield	Amortized Cost	Yield	Amortized Cost	Yield	Total	Yield
Within 1	$3,575	3.47%	$68,937	3.85	$1,007	3.98	$4,946	2.40%	$—	—	$78,465	3.74%
After 1 but within 5	6,577	4.58	7,540	3.21%	7,543	3.59	1,580	4.21%	—	—	$23,240	3.79%
After 5 but within 10	—	—	—	—	121,547	3.76	5,196	5.56	—	—	$126,743	3.83%
After 10	—	—	—	—	33,195	4.03%	108	3.81%	—	—	$33,303	4.03%
Other securities	—	—	—	—	—	—	—	—	10,559	—	$10,559	—

Subtotal	$10,152	4.19%	$76,477	3.79%	$163,292	3.81%	$11,830	4.04%	$10,559	—	$272,310	3.68%
Collateralized mortgage obligations											$131,841	5.51%
Mortgage-backed securities											$595	7.38%
Total	$10,152	4.19%	$76,477	3.79%	$163,292	3.81%	$11,830	4.04%	$10,559	—	$404,746	4.28%

As a member of the Federal Reserve System, the Bank owns Federal Reserve Bank stock with a book value of $638,000. Being an equity investment, the stock has no maturity. There is no public market for this investment. The last dividend was 6.0 percent.

As a member of the Federal Home Loan Bank of New York, the Bank owns Federal Home Loan Bank of New York stock with a book value of $9,821,000. As of December 31, 2008, the Bank owns 13,971 shares valued at $1,397,000 as its membership portion. The remaining $8,424,000 in stock is owned based on borrowing activity requirements. Being an equity investment, the stock has no maturity. There is no public market for this investment. The last declared dividend was 1.09 percent.

Loan Portfolio

Loans, net of unearned discounts but before the allowance for loan losses, totaled $1,093,521,000. Loans secured by commercial real estate amounted to $352,502,000 and comprise 32.2 percent of the portfolio, the largest single component, up from $317,262,000 in 2007, and $290,893,000 in 2006. Commercial and industrial loans followed at $220,946,000, up 8.2 percent from $204,222,000 at the end of 2007. These loans are made to small local businesses throughout Suffolk County. Commercial loan balances are seasonal, particularly in the Hamptons where retail inventories rise in the spring and decline by autumn. Consumer loans are a declining part of the portfolio. Net of unearned discounts, they totaled $94,691,000 at the end of 2008, down 4.6 percent from $99,298,000 at year-end 2007. Consumer loans include indirect, dealer-generated automobile loans. Competition among commercial banks and with captive finance companies of automobile manufacturers has reduced yields and volume. Additionally, rising fuel costs and uncertainties regarding the economy have led to a decline in consumer confidence, affecting automobile sales. Regional financial institutions have tightened their lending activities as a result of turmoil in the credit markets, offering continuing opportunity for real estate construction, residential and commercial mortgage lending.

The remaining significant components of the loan portfolio are residential mortgages at $216,127,000, up 17.1 percent from $184,599,000; home equity loans at $75,654,000, up 12.8 percent from $67,081,000; and construction loans at $131,889,000, up 57.5 percent from $83,715,000. Construction loans increased primarily because of new borrowers whose former banks were no longer in a position to lend to them as a result of the current credit crisis. These loans have been underwritten on the basis of reasonable ratios of loan to value, conservative evaluations of projected cash flows, guarantees for permanent financing in place prior to granting the interim credit, and the ability of the borrower to repay the loan from sources other than the sale of the secured property.

The following table categorizes total loans (net of unearned discounts) at December 31: (in thousands)

	2008		2007		2006		2005		2004
Commercial, financial & agricultural loans	$220,946	20.2%	$204,222	21.3%	$182,801	20.5%	$179,522	19.9%	$158,204	19.2%
Commercial real estate mortgages	352,502	32.2%	317,262	33.1%	290,893	32.7%	306,754	34.0%	260,779	31.7%
Real estate - construction loans	131,889	12.1%	83,715	8.7%	80,687	9.1%	67,411	7.5%	50,455	6.1%
Residential mortgages (1st and 2nd liens)	216,127	19.8%	184,599	19.3%	154,959	17.4%	130,853	14.5%	114,826	13.9%
Home equity loans	75,654	6.9%	67,081	7.0%	76,361	8.6%	80,775	8.9%	75,484	9.2%
Consumer loans	94,691	8.7%	99,298	10.4%	103,054	11.6%	132,802	14.7%	161,964	19.7%
Other loans	1,712	0.2%	1,104	0.1%	892	0.1%	4,956	0.5%	1,847	0.2%

Total loans (net of unearned discounts)	$1,093,521	100%	$957,281	100%	$889,647	100%	$903,073	100%	$823,559	100%

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

The following table shows non-accrual, past due, and restructured loans at December 31: (in thousands)

	2008	2007	2006	2005	2004
Loans accruing but past due contractually
90 days or more	$699	$23	$68	$—	$—
Loans not accruing interest	4,185	1,648	824	4,459	5,337
Restructured loans	—	—	—	—	27

Total	$4,884	$1,671	$892	$4,459	$5,364

Interest on loans that are restructured or are no longer accruing interest would have amounted to about $214,000 for 2008 under the contractual terms of those loans. Suffolk records the payment of interest on such loans as a reduction of principal. Interest income recognized on restructured and non-accrual loans was immaterial for the years 2008, 2007, and 2006. Suffolk has a formal procedure for internal credit review to more precisely identify risk and exposure in the loan portfolio.

Summary of Loan Losses and Allowance for Loan Losses

The allowance for loan losses is determined by continuous analysis of the loan portfolio. That analysis includes changes in the size and composition of the portfolio, historical loan losses, industry-wide losses, current and anticipated economic trends, and details about individual loans. It also includes estimates of the actual value of collateral and other possible sources of repayment. There can be no assurance that the allowance is, in fact, adequate. When a loan, in full or in part, is deemed uncollectible, it is charged against the allowance. This happens when it is well past due and the borrower has not shown the ability or intent to make the loan current, or the borrower does not have enough assets to pay the debt, or the value of the collateral is less than the balance of the loan and not likely to improve soon. Residential real estate and consumer loans are analyzed as a group and not individually because of the large number of loans, small balances, and historically low losses. In the future, the provision for loan losses may change as a percentage of total loans. The percentage of net charge-offs to average net loans during 2008 was 0.06 percent, compared to net recoveries of 0.01 percent in 2007, and net charge-offs of 0.36 percent during 2006. A single credit, the circumstances of which are particular to that loan, was charged off during 2006. Management does not believe that it is reflective of a systemic weakness in the loan portfolio or of the underwriting standards and procedures. The ratio of the allowance for loan losses to loans, net of discounts, was 0.83 percent at the end of 2008, up from 0.80 percent in 2007 and down from 0.85 percent in 2006. A summary of transactions follows: (in thousands)

Year ended December 31,	2008	2007	2006	2005	2004
Allowance for loan losses, January 1,	$7,672	$7,551	$9,828	$8,210	$8,551

Loans charged-off:
Commercial, financial & agricultural loans	694	133	3,547	180	2,130
Commercial real estate mortgages	—	—	—	—	—
Real estate - construction loans	—	—	—	—	—
Residential mortgages (1st and 2nd liens)	—	—	—	—	—
Home equity loans	—	—	—	—	—
Consumer loans	337	48	210	428	1,059
Other loans	—	—	—	—	—

Total Charge-offs	$1,031	$181	$3,757	$608	$3,189

Loans recovered after being charge-off	2008	2007	2006	2005	2004
Commercial, financial & agricultural loans	155	79	56	46	50
Commercial real estate mortgages	—	—	—	—	—
Real estate – construction loans	—	—	—	—	—
Residential mortgages (1st and 2nd liens)	—	—	—	—	—
Home equity loans	—	—	—	—	—
Consumer loans	234	236	458	605	825
Other loans	—	—	—	—	—

Total recoveries	$389	$315	$514	$651	$875

Net loans charged-off (recovered)	642	(134)	3,243	(43)	2,314
Reclass to Allowance for Contingent Liabilities (1)	(29)	(390)	—	—	—
Provision for loan losses	2,050	377	966	1,575	1,973

Allowance for loan losses, December 31	$9,051	$7,672	$7,551	$9,828	$8,210

(1)	Prior year amounts not reclassified due to immateriality.

The following table summarizes the allowance for loan losses allocated by loan type: (dollars in thousands)

As of December 31,	2008	% of Total	2007	% of Total	2006	% of Total	2005	% of Total	2004	% of Total
Commercial, financial & agricultural loans	$3,875	42.8%	$3,762	49.0%$	2,852	37.7%	$5,209	53.0%	$4,004	48.8%
Commercial real estate mortgages	2,780	30.7%	2,264	29.5%	2,139	28.3%	2,431	24.7%	2,597	31.6%
Real estate – construction loans	875	9.7%	542	7.1%	518	6.9%	388	4.0%	261	3.2%
Residential mortgages (1st and 2nd liens)	538	5.9%	239	3.1%	190	2.5%	162	1.7%	215	2.6%
Home equity loans	436	4.8%	290	3.8%	450	6.0%	502	5.1%	540	6.6%
Consumer loans	384	4.2%	334	4.4%	272	3.6%	434	4.4%	593	7.2%
Allocated to general pool	163	1.9%	241	3.1%	1,130	15.0%	702	7.1%	—	0.0%

Allowance for loan losses	$9,051	100%	$7,672	100%$	7,551	100%	$9,828	100%	$8,210	100%

The following table presents information concerning loan balances and asset quality: (dollars in thousands)

Year ended December 31,	2008	2007	2006	2005	2004
Loans, net of discounts:
Average	$1,021,476	$904,887	$892,588	$854,158	$816,765
At end of period	1,093,521	957,281	889,647	903,073	823,559
Non-performing assets/total loans, net of discounts (1)	0.45%	0.17%	0.10%	0.49%	0.65%
Non-performing assets/total assets (1)	0.31	0.11	0.06	0.32	0.40
Ratio of net charge-offs (recoveries)/average net loans	0.06	(0.01)	0.36	(0.01)	0.28
Net charge-offs (recoveries)/net loans at December 31,	0.06	(0.01)	0.36	(0.00)	0.28
Allowance for loan losses/loans, net of discounts	0.83	0.80	0.85	1.09	1.00

(1)	Non-performing assets include non-performing loans and other real estate owned (“OREO”). There was no OREO as of December 31, 2008.

Interest Expense

Interest expense in 2008 was $22,237,000, down from $25,117,000 the year before, which was up from $20,499,000 during 2006. Most interest was paid for the deposits of individuals, businesses, and various governments and their agencies. Borrowings include federal funds purchased (short-term lending by other banks), securities sold under agreements to repurchase, and Federal Home Loan Bank borrowings. The Federal Reserve Bank discount window was available though not used during 2008. Borrowings averaged $206,878,000 during 2008, $133,859,000 during 2007, and $137,511,000 during 2006.

Deposits

Average interest-bearing deposits increased to $787,068,000 in 2008, up 8.0 percent from $728,570,000 in 2007. Saving, N.O.W., and money market deposits increased during 2008, averaging $467,180,000, up 11.9 percent from 2007 when they averaged $417,472,000. Average time certificates of less than $100,000 totaled $179,159,000, down 11.3 percent from $201,941,000 in 2007. Average time certificates of $100,000 or more totaled $140,729,000, up 28.9% from $109,157,000 during 2007. During 2008, the Bank entered into an agreement with a broker for the purpose of issuing brokered certificates of deposits. As of December 31, 2008, the Bank had issued $6,061,000 in brokered certificates of deposits. A portion of the Bank’s demand deposits are reclassified as savings accounts on a daily basis. The sole purpose of the reclassification is to reduce the non-interest-bearing reserve balances that the Bank is required to maintain with the Federal Reserve Bank, and thereby increase funds available for investment. Although these balances are classified as saving accounts for regulatory purposes, they are included in demand deposits in the accompanying consolidated statements of condition.

The following table classifies average deposits for each of the periods indicated: (in thousands)

	2008		2007		2006
	Average	Average Rate Paid	Average	Average Rate Paid	Average	Average Rate Paid
Demand deposits	$430,610		$425,553		$431,067
Saving deposits	240,360	0.84%	255,276	0.82%	301,457	0.69%
N.O.W. & money market deposits	226,820	1.90	162,196	1.70	174,177	1.55
Time certificates of $100,000 or more	140,729	2.89	109,157	4.67	46,887	4.34
Other time deposits	179,159	3.23	201,941	4.05	199,109	3.37

Total deposits	$1,217,678		$1,154,123		$1,152,697

At December 31, 2008, the remaining maturities of time certificates of $100,000 or more were as follows: (in thousands)

3 months or less	$125,632
Over 3 through 6 months	5,208
Over 6 through 12 months	5,319
Over 12 months	2,442

Total	$138,601

Borrowings

Suffolk uses both short-term and long-term funding when it is advantageous to do so in comparison with the alternatives. This includes borrowings from the Federal Home Loan Bank, lines of credit for federal funds with correspondent banks, and repurchase agreements.

The following table summarizes borrowings: (dollars in thousands)

	Federal Home Loan Bank Borrowings		Repurchase Agreements		Federal Funds Purchased
	2008	2007	2008	2007	2008	2007
December 31, balance	$187,200	$143,500	$37,620	$54,820	$—	$—
Weighted-average interest rate on balances outstanding	2.32%	4.26%	2.45%	4.45%	—%	—%
Maximum amount outstanding at any month-end	$219,400	$143,500	$54,820	$54,820	$15,000	$—
Daily average outstanding	$157,618	$79,328	$58,176	$55,930	$1,084	$601
Average interest rate paid	2.94%	5.20%	2.87%	5.28%	3.01%	4.87%

Other Income

Other income increased to $14,643,000 during 2008, up 38.2 percent from $10,595,000 during 2007, which was down 0.7 percent from $10,672,000 during 2006. Service charges on deposit accounts increased 2.7 percent from 2007 to 2008, and decreased 2.5 percent from 2006 to 2007. Other service charges were up 2.2 percent and down 3.7 percent for the same periods, respectively. Fiduciary fees in 2008 totaled $1,460,000, up 3.6 percent from 2007 when they amounted to $1,409,000, which was up 12.5 percent from 2006, at $1,252,000.

Included in other income is net securities gains, $3,737,000, ($2,429,000, net of provision for income taxes) of which pertain to the proceeds realized from the sale of shares issued by Visa, Inc. in connection with its initial public offering. Suffolk’s subsidiary, Suffolk County National Bank, was a member of the former Visa, Inc. payments organization and was issued shares when Visa, Inc. was organized. Approximately 39 percent of those shares were redeemed in connection with the initial public offering. The remaining shares are restricted because of unsettled litigation pending against Visa, Inc. Accordingly, Suffolk has recorded these shares at zero in the accompanying statement of condition.

On October 14, 2008, Visa, Inc. announced that it had reached an agreement in principle with Discover Financial Services (“Discover”) to settle litigation pending since 2004, and that the specific terms of the settlement were still being negotiated and would be made available when a final agreement had been reached. On October 27, 2008, Visa, Inc. announced that it had agreed to settle litigation with Discover, for $1.8875 billion, which included $1.7425 billion from the escrow created under Visa, Inc.’s retrospective responsibility plan, $80 million from Visa, Inc. to obtain releases from MasterCard, and an additional $65 million which would be refunded by Morgan Stanley under a separate agreement related to the settlement; and that this settlement would be subject to approval by Visa, Inc.’s former U.S. member financial institutions. On October 31, 2008, officials of Visa, Inc. conducted a conference call providing additional information concerning the settlement, thus allowing Suffolk to compute conclusively the net amount of its liability under the settlement. Based on a total excess of settlements over the amount of litigation escrow provided by

Visa, Inc. of $807,500,000, Suffolk’s portion amounted to $455,995, resulting in an after-tax charge of $294,116, or $0.03 per share, recorded for the third quarter. On December 22, 2008, Visa, Inc., announced it deposited $1.1 billion into the litigation escrow account, effectively acting as a share repurchase program. As such, the conversion ratio of the remaining restricted shares was reduced, and the liability of $455,995 was reversed as of December 31, 2008.

Other Expense

During 2008, other expense was $42,701,000, up 5.7 percent from 2007 when it was $40,392,000, which was up 1.0 percent from $39,975,000 in 2006. Salaries and employee benefits increased 5.1 percent, and net occupancy expense grew by 14.3 percent as two new offices were opened and others moved to better locations. Other operating expense increased 5.7 percent, offset by a decrease in equipment expense of 2.8 percent. Deposits meeting certain regulatory criteria as to size held at SCNB are insured by the Federal Deposit Insurance Corporation (“FDIC”). The Federal Deposit Insurance Reform Act of 2005 merged the Bank Insurance Fund with the Savings Association Insurance Fund to form the Deposit Insurance Fund (“DIF”). The FDIC maintains the DIF by assessing depository institutions an insurance premium. The amount each institution is assessed is based upon statutory factors that include the balance of insured deposits as well as the degree of risk the institution poses to the insurance fund. SCNB is participating in the FDIC’s Transaction Guarantee Program. Under that program, through December 31, 2009, all non-interest-bearing transaction accounts are fully guaranteed by the FDIC for the entire amount in the account. Coverage under the Transaction Guarantee Program is in addition to and separate from the coverage available under the FDIC’s general deposit insurance rules. The FDIC granted a one-time initial assessment credit to recognize an institution’s past contributions to the DIF. For SCNB, this credit totaled $970,000. Up to ninety (90) percent of the credit may be applied to the annual assessment with the remainder carried forward to the next year. In 2008, approximately $340,000 of the remaining one-time initial assessment credit offset DIF premiums of $777,000. During 2009, SCNB expects FDIC premiums of approximately $1,500,000. The FDIC has raised insurance premiums to cover substantial losses incurred by the DIF due to recent bank failures of 2008 and those anticipated in the coming year. As a result, SCNB expects deposit insurance premiums to be higher for the foreseeable future than they have been in the recent past.

The provision for income taxes decreased from $11,662,000, for an effective income tax rate of 34.5 percent in 2007, to $11,423,000, for an effective income tax rate of 31.6 percent in 2008, primarily as a result of increased investment in municipal securities. Bank tax provisions of New York State Article 32 allows banking corporations to exclude from income 60 percent of the dividends it has received from subsidiaries such as a Real Estate Investment Trust (REIT). In recent years, similar provisions in the tax codes of other states have been repealed as those and other states have attempted to generate additional tax revenue. On various occasions over the course of a number of years, the tax commissioner of New York State has proposed the elimination of this provision, raising the question for New York State banking corporations as to whether this exclusion would remain in effect. Going forward, the Company may not realize the benefits of the exclusion from income 60 percent of the dividends received from the REIT, resulting in a higher effective state income tax rate.

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

Suffolk and its subsidiary manage liquidity to ensure that it has funds available, at a reasonable cost, to disburse funds as it becomes necessary, both in the ordinary course of business, and under extraordinary circumstances. These disbursements are made primarily to: depositors making withdrawals from their accounts; other banks when repaying borrowed funds; borrowers from the bank when funding loans to which the bank had previously made commitments; purchase investments; respond to unanticipated declines in deposits; take advantage of unanticipated opportunities to lend or invest which may help Suffolk to grow; and fund operations.

Suffolk’s principal sources of liquidity included cash and cash equivalents of $2.2 million as of December 31, 2008, a line of credit, and dividends from the Bank. Cash available for distribution of dividends to shareholders of Suffolk is derived primarily from dividends paid by the Bank to Suffolk. Regulatory restrictions limit the amount of dividends that may be paid by the Bank (see Capital Resources). Dividends from the Bank to Suffolk at December 31, 2008, were limited to $33 million, which represented the Bank’s net income for 2008 as well as its retained earnings for the previous two years. Prior approval from regulators is required if the total of all dividends declared by the Bank in any calendar year exceeds this amount. In the event that Suffolk expands its current operations, in addition to dividends from the Bank, it will need to rely on its own earnings, additional capital raised, and other borrowings to meet its need for liquidity. Suffolk currently has a line of credit in the amount of $6 million against which no funds have been drawn.

The Bank’s most liquid assets are cash and cash equivalents, securities available for sale, and securities held to maturity due within one year. The amounts of these assets are dependent upon the Bank’s operating, financing, lending, and investing activities during any given period. Other sources of liquidity include principal repayments and maturities of loans and investment securities, lines of credit with other financial institutions including the Federal Home Loan Bank, growth in core deposits, and sources of wholesale funding such as brokered certificates of deposit. Scheduled loan amortization, maturing securities, and short-term investments are relatively predictable sources of funds, whereas deposit flows and prepayments of loans and mortgage-backed securities are influenced by general interest rates, economic conditions, and competition, and may vary accordingly. The Bank adjusts its liquidity to fund such things as seasonal deposit outflows and loans, and to pursue asset and liability management objectives using a marginal cost of funds approach, seeking to find the lowest cost of funding possible for each additional dollar. The Bank relies primarily on its deposits, obtained through twenty nine full-service branches that serve its market area, as well as local municipal deposits. The Bank’s primary service area is Suffolk County, New York, where it holds approximately 3.35% of deposits in that market.

During 2008, the Bank’s core deposits increased, in demand, savings, N.O.W., and money market accounts, and in time deposits in excess of $100,000. Other time deposits decreased. The Bank borrowed from the Federal Home Loan Bank as advance rates were generally lower than local rates for other time deposits offered by competitors. The Bank’s Asset/Liability and Funds Management Policy allows for wholesale borrowings of up to 25% of total assets. On December 31, 2008, the Bank had access to total lines of credit in the amount of $31 million which provide for short-term credit for liquidity. Of this total, $20 million was available on an unsecured basis. As of December 31, 2008, none of these lines had been drawn upon. The Bank is a member of the Federal Home Loan Bank of New York (“FHLBNY”) and may borrow using as collateral unencumbered investment securities and residential and commercial mortgages owned by the Bank. As of December 31, 2008, the Bank had pledged collateral giving it the capacity to borrow approximately $417.8 million from FHLBNY. As of December 31, 2008, the amount of overnight borrowings under these lines was $47.2 million. Additionally, the Bank had $140.0 million in term borrowings from the FHLBNY. Securities sold under agreements to repurchase from an unaffiliated primary broker totaled $37.6 million as of December 31, 2008. In addition, during 2008, the Bank entered into an agreement for the purpose of issuing brokered certificates of deposit. As of December 31, 2008, the Bank had $6.1 million in brokered deposits.

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

The following table reflects the sensitivity of Suffolk’s assets and liabilities at December 31, 2008: (dollars in thousands)

Maturity	Less than 3 Months	3 to 6 Months	7 to 12 Months	More Than 1 Year	Not Rate Sensitive	Total
Interest-earning assets
Domestic loans (1) (net of unearned discount)	$445,597	$92,335	$135,580	$418,090	$1,919	$1,093,521
Investment securities (2)	23,376	60,612	53,631	259,919	7,209	404,747

Total interest-earning assets	$468,973	$152,947	$189,211	$678,009	$9,128	$1,498,268

Demand deposits and interest-bearing liabilities
Demand deposits (3)	$21,969	$21,969	$43,938	$351,504	$—	$439,380
N.O.W. & money market accounts (4)	169,437	3,789	7,578	60,623	—	241,427
Borrowings	134,820	50,000	—	40,000	—	224,820
Interest-bearing deposits (5)	188,284	44,174	20,453	282,720	—	535,631

Total demand deposits & interest-bearing liabilities	$514,510	$119,932	$71,969	$734,847	$—	$1,441,258

Gap	$(45,537)	$33,015	$117,242	$(56,838)	$9,128	$57,010

Cumulative difference between interest-earning assets and interest-bearing liabilities	$(45,537)	$(12,522)	$104,720	$47,882	$57,010

Cumulative difference/total assets	(2.88)%	(0.79)%	6.62%	3.03%	3.60%

Footnotes to Interest Rate Sensitivity

(1)	Based on contractual maturity and instrument repricing date, if applicable; projected prepayments and prepayments of principal based on experience.
(2)	Based on contractual maturity, and projected prepayments based on experience. FRB and FHLB stock is not considered rate-sensitive.
(3)	Based on experience of historical stable core deposit relationships.
(4)	N.O.W. and money market accounts are assumed to decline over a period of five years.
(5)	Fixed-rate deposits and deposits with fixed pricing intervals are reflected as maturing in the period of contractual maturity. Saving accounts are assumed to decline over a period of five years.

At December 31, 2008, interest-bearing assets with maturities of less than one year exceed interest-earning liabilities of similar maturity. This cumulative gap might result in increased net interest income if interest rates increase or remain stable during the next twelve months. If interest rates decline, net interest income might decrease. However, interest-earning liabilities with maturities of greater than one year exceed interest-bearing assets of similar maturity. This cumulative gap might result in decreased net interest income if interest rates increase beyond twelve months. If interest rates decline or remain stable, net interest income might increase.

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

The model measures the effect in the future of changing interest rates on both interest income and expense for all assets and liabilities, as well as for derivative financial instruments that do not appear on the balance sheet. The results are compared to ALCO policy limits that specify a maximum effect on NII one year in the future, assuming no growth in assets or liabilities, or 200 basis point (“bp”) change in interest rates upward and 100 bp downward.

Following is Suffolk’s NII sensitivity as of December 31, 2008. Suffolk’s Board has approved a policy limit of 12.5 percent.

Rate Change	Estimated NII Sensitivity to December 31, 2008
+200 basis point rate shock	(1.60)%
-100 basis point rate shock	1.30%

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

When appropriate, ALCO may use off-balance-sheet instruments such as interest rate floors, caps, and swaps to hedge its position with regard to interest rate risk. The Board of Directors has approved a hedging policy statement that governs the use of such instruments. As of December 31, 2008, there were no derivative financial instruments outstanding.

The following table illustrates the contractual sensitivity to changes in interest rates of the Company’s total loans, net of discounts, not including overdrafts and loans not accruing interest, together totaling $5,897,000 at December 31, 2008: (in thousands)

Interest rate provision	Due Within 1 Year	After 1 but Before 5 Years	After 5 Years	Total
Predetermined rates	$175,248	$152,486	$25,977	$353,711
Floating or adjustable rates	498,264	215,421	20,228	733,913

Total	$673,512	$367,907	$46,205	$1,087,624

The following table illustrates the contractual sensitivity to changes in interest rates on the Company’s commercial, financial, agricultural, and real estate construction loans not including non-accrual loans totaling approximating $2,833,000 at December 31, 2008: (in thousands)

	Due Within 1 Year	After 1 but Before 5 Years	After 5 Years	Total
Commercial, financial & agricultural
Predetermined rates	$29,599	$53,711	$3,712	$87,022
Floating or adjustable rates	129,600	1,491	—	131,091

	$159,199	$55,202	$3,712	$218,113
Real estate construction
Predetermined rates	—	—	—	—
Floating or adjustable rates	131,889	—	—	131,889

	$131,889	$—	$—	$131,889

Total	$291,088	$55,202	$3,712	$350,002

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

Contractual obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Federal Home Loan Bank borrowings & repurchase agreements	$224,820	$184,820	$40,000	$—	$—
Time deposits	294,853	252,981	33,957	7,915	—
Operating lease obligations	11,695	1,451	3,038	2,925	4,281
Purchase obligations	6,065	2,215	2,299	659	892
Performance and financial letters of credit	26,918	25,970	875	73	—

Total	$564,351	$467,437	$80,169	$11,572	$5,173

Amounts listed as purchase obligations represent agreements to purchase services for Suffolk's core banking system. Operating lease obligations do not reflect a new office scheduled to open during 2009.

Suffolk has not used, and has no intention to use, any significant off-balance-sheet financing arrangements for liquidity purposes. Its primary financial instruments with off-balance-sheet risk are limited to loan servicing for others and obligations to fund loans to customers pursuant to existing commitments.

Capital Resources

Primary capital, including stockholders’ equity, not including the net unrealized gain (loss) on securities available for sale, net of tax, the comprehensive loss on the unfunded projected benefit obligation of the pension plan, and the allowance for loan losses, amounted to $132,882,000 at year-end 2008, compared to $115,810,000 at year-end 2007 and $120,187,000 at year-end 2006. During 2008, Suffolk repurchased 42,000 shares for an aggregate price of $1,253,160. Management determined that this would increase leverage while preserving capital ratios well above regulatory requirements.

The following table presents Suffolk’s capital ratio and other related ratios for each of the past five years: (dollars in thousands)

	2008 (1)	2007 (1)	2006 (1)	2005 (1)	2004 (1)
Primary capital at year-end	$132,882	$115,810	$120,187	$114,107	$112,951
Primary capital at year-end as a percentage of year-end:
Total assets plus allowance for loan losses	8.35%	7.83%	8.58%	8.05%	8.33%
Loans, net of unearned discounts	12.15%	12.08%	13.48%	12.61%	13.68%
Total deposits	10.92%	10.13%	10.55%	9.85%	9.43%

(1)	Capital ratios do not include the effect of SFAS No. 115, “Accounting for Certain Investments in Debt and Investment Securities,” nor SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R).”

The Board has adopted a policy whereby management will maximize both return on average equity and earnings-per-share, and therefore shareholder value, while maintaining the regulatory standard of “well capitalized.” That standard is 10 percent Total Risk-Based Capital, 6 percent Tier 1 Capital, and 5 percent Leverage Capital. When capital exceeds that standard by more than a small cushion over what is expected to be required to maintain the “well-capitalized” standard during the current quarter, shares may be repurchased as they become available at prices that remain accretive to earnings-per-share in transactions under SEC rule 10-b 18 and in private purchases. When capital expected to be required during the current quarter does not exceed the standard, repurchases will not be made. Further, the dividend reinvestment program will automatically follow the same standard, purchasing shares in the market when Suffolk is in the market to repurchase shares, and issuing from the reserve when it is not. Each of these replaces the prior practice of authorizing the repurchase of a specific number of shares by Suffolk, or the purchase or issuance of shares by the dividend reinvestment program without specific reference to capital ratios. The following table details repurchases during 2008:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Aggregate Cost	Total Number of Shares Purchased as Part of Publicly Announced Plan or Programs	Maximum Number (or Appropriate Dollar Value) of Shares that May Yet Be Purchased Under the Plan or Programs
February 2008	33,000	$29.75	$981,690	n/a	n/a
March 2008	9,000	30.16	271,470

Total for the year ended December 31, 2008	42,000	$29.84	$1,253,160	n/a	n/a

None of these shares were purchased pursuant to a publicly announced plan or program. See “Capital Resources” beginning on page 20 for a description of Suffolk’s policy concerning the repurchase of shares.

Suffolk measures how effectively it uses capital by two widely accepted performance ratios: return on average assets and return on average common stockholders’ equity. The return in 2008 on average assets of 1.59 percent and average common equity of 21.79 percent compared to 2007 when returns were 1.57 percent and 21.47 percent, respectively.

All dividends must conform to applicable statutory requirements. Suffolk Bancorp’s ability to pay dividends depends on Suffolk County National Bank’s ability to pay dividends. Under 12 USC 56-9, a national bank may not pay a dividend on its common stock if the dividend would exceed net undivided profits then on hand. Further, under 12 USC 60, a national bank must obtain prior approval from the Office of the Comptroller of the Currency to pay dividends on either common or preferred stock that would exceed the bank’s net profits for the current year combined with retained net profits (net profits minus dividends paid during that period) of the prior two years. The amount the Bank currently has available to pay dividends is approximately $32,997,000.

During the fourth quarter of 2008, the United States Treasury Department announced the Capital Purchase Program (“CPP”) of the Troubled Asset Relief Program (“TARP”). Under the program, banks were provided the opportunity to obtain additional capital in the form of senior preferred stock bearing an interest rate of 5% for five years and 9% thereafter and not callable for three years except in consideration of the issuance of other Tier 1 capital, along with certain warrants to purchase common stock. Suffolk analyzed it carefully and at length, and in light of satisfactory current capital and net income, neither applied for nor accepted funds from the program.

Risk-Based Capital and Leverage Guidelines

The Federal Reserve Bank’s risk-based capital guidelines call for bank holding companies to require minimum ratios of capital to risk-weighted assets, which include certain off-balance-sheet activities, such as standby letters of credit. The guidelines define capital as being “core,” or “Tier 1” capital, which includes common stockholders’ equity; a limited amount of perpetual preferred stock; minority interest in unconsolidated subsidiaries, less goodwill; or “supplementary” or “Tier 2” capital, which includes subordinated debt, redeemable preferred stock, and a limited amount of the allowance for loan losses. All bank holding companies must meet a minimum ratio of total qualifying capital to risk-weighted assets of 8.00 percent, of which at least 4.00 percent should be in the form of Tier 1 capital. At December 31, 2008 Suffolk’s ratios of core capital and total qualifying capital (core capital plus Tier 2 capital) to risk-weighted assets were 9.87 percent and 10.60 percent, respectively.

Discussion of New Accounting Pronouncements

In September 2006, FASB issued Statement No. 157, “Fair Value Measurements” (SFAS No. 157). This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The definition of fair value retains the exchange price notion; however, this statement clarifies that the exchange price is the price in an orderly transaction between market participants to sell the asset or transfer the liability in the principal market for the asset or liability. This statement emphasizes that fair value is a market-based measurement, not an entity-specific measurement; therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. This statement clarifies that market participant assumptions include assumptions about risk, the risk inherent in a particular valuation technique used to measure fair value and/or the risk inherent in the inputs to the valuation technique, as well as the effect of credit risk on the fair value of liabilities. This statement also expands disclosures about the use of fair value to measure assets and liabilities in interim and annual periods, focusing on the inputs used to measure fair value. This statement is effective for fiscal years beginning after November 15, 2007. Suffolk has adopted the provisions of SFAS No. 157, which have been recorded in the accompanying consolidated statements of condition and disclosures.

In September 2006, FASB issued Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (SFAS No. 158). This statement requires an employer that is a business entity and sponsors one or more single-employer defined benefit plans to recognize the funded status of a benefit plan in its statement of financial position; recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost pursuant to FASB No. 87 or No. 106; measure defined benefit plan assets and obligation as of the date of the employer’s fiscal year-end statement of financial position (with limited exceptions); and disclose in the notes to financial statements additional information about certain effects of net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset and obligation. Upon initial application of this statement and subsequently, an employer should continue to apply the provisions in Statements 87, 88, and 106 in measuring plan assets and benefit obligations as of the date of its statement of financial position and in determining the amount of net periodic benefit cost. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. Suffolk has adopted the provisions of SFAS No. 158, which have been recorded in the accompanying consolidated statement of condition and disclosures.

In February 2007, FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” (SFAS No.159). This statement permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. The statement defines items eligible for the measurement option. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This statement is effective for fiscal years beginning after November 15, 2007. Suffolk has elected not to adopt the provisions of SFAS No. 159.

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

In December 2007, FASB issued Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulletin (ARB) No. 51” (SFAS No. 160). This statement applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. This statement amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement is effective for fiscal years beginning after January 1, 2009. Suffolk is currently evaluating the impact of SFAS No. 160 on its financial condition, results of operations, and disclosures.

In March 2008, FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (SFAS No. 161). This statement requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This statement is effective for fiscal years and interim periods beginning after November 15, 2008. Suffolk is currently evaluating the impact of SFAS No. 161 on its financial condition, results of operations, and disclosures.

In May 2008, FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (SFAS No.162). This statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP in the United States (the U.S. GAAP hierarchy). SFAS No. 162 divides the body of U.S. GAAP into four categories by level of authority. This statement is effective sixty days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” Suffolk is currently evaluating the impact of SFAS No. 162 on its financial condition, results of operations, and disclosures.

On October 10, 2008, FASB issued Staff Position No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active.” This FASB Staff Position (FSP) applies to financial assets within the scope of accounting pronouncements that require or permit fair value measurements in accordance with SFAS No. 157. FSP 157-3 clarifies the application of SFAS No. 157 in a market that is not active and provides an example to illustrate key considerations and internal assumption that can be used in determining the fair value of financial assets when the market for that financial asset is not active. This FSP is effective upon issuance, including prior periods for which financial statements have not been issued.

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

Suffolk recognizes deferred-tax assets and liabilities. Deferred income taxes occur when income taxes are allocated through time. Some items are temporary, resulting from differences in the timing of a transaction under generally accepted accounting principles, and for the computation of income tax. Examples would include the future tax effects of temporary differences for such items as deferred compensation and the provision for loan losses. Estimates of deferred tax assets are based upon evidence available to management that future realization is more likely than not. If management determines that Suffolk may be unable to realize all or part of net deferred tax assets in the future, a direct charge to income tax expense may be required to reduce the recorded value of the net deferred tax asset to the amount that management expects to realize.

Suffolk evaluates unrealized losses on securities to determine if any reduction in the fair value is other than temporary. This amount will continue to be dependent on market conditions, the occurrence of certain events or changes in circumstances of the issuer of the security, and the Company’s intent and ability to hold the impaired investment at the time the valuation is made. If management determines that an impairment in the investment’s value is other than temporary, earnings would be charged.

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

Suffolk Bancorp management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2008. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on our assessment and those criteria we have determined that, as of December 31, 2008, the company’s internal control over financial reporting is effective.

Suffolk Bancorp’s independent registered public accounting firm has issued its report on our assessment of the company’s internal control over financial reporting. This report appears on page 43.

CONSOLIDATED STATEMENTS OF CONDITION

	December 31,
	2008	2007
ASSETS
Cash and Due From Banks	$41,512,480	$56,633,337
Federal Funds Sold	—	2,700,000
Investment Securities:
Available for Sale, at Fair Value	382,357,190	392,795,741
Held to Maturity (Fair Value of $22,973,957 and $18,199,025, respectively)
Obligations of States and Political Subdivisions	11,830,259	9,055,124
Federal Reserve Bank Stock	637,849	637,849
Federal Home Loan Bank Stock	9,821,100	7,817,700
Corporate Bonds and Other Securities	100,000	100,000

Total Investment Securities	404,746,398	410,406,414

Total Loans	1,093,554,189	957,316,114
Less: Unearned Discounts	32,906	35,309
Allowance for Loan Losses	9,050,798	7,672,030

Net Loans	1,084,470,485	949,608,775
Premises and Equipment, Net	22,739,566	22,143,233
Accrued Interest Receivable	7,042,075	7,359,348
Excess of Cost Over Fair Value of Net Assets Acquired	814,445	814,445
Other Assets	21,493,233	19,396,951

TOTAL ASSETS	$1,582,818,682	$1,469,062,503

LIABILITIES & STOCKHOLDERS’ EQUITY
Demand Deposits	$439,380,062	$423,225,286
Saving, N.O.W., and Money Market Deposits	482,204,209	404,456,350
Time Certificates of $100,000 or more	138,601,386	116,795,006
Other Time Deposits	156,251,836	198,898,222

Total Deposits	1,216,437,493	1,143,374,864
Repurchase Agreements	37,620,000	54,820,000
Federal Home Loan Bank Borrowings	187,200,000	143,500,000
Dividend Payable on Common Stock	2,108,194	2,120,989
Accrued Interest Payable	2,243,864	2,247,370
Other Liabilities	24,808,197	14,017,909

TOTAL LIABILITIES	1,470,417,748	1,360,081,132

Commitments and Contingent Liabilities (see Note 11)

STOCKHOLDERS’ EQUITY
Common Stock (par value $2.50; 15,000,000 shares authorized, 9,582,699 and 9,610,730 shares outstanding at December 31, 2008 & 2007, respectively)	33,945,901	33,910,979
Surplus	20,782,214	20,171,885
Retained Earnings	79,092,185	63,939,181
Treasury Stock at Par (3,995,661 shares and 3,953,661 shares, respectively)	(9,989,160)	(9,884,160)
Accumulated Other Comprehensive (Loss) Income, Net of Tax	(11,430,206)	843,486

TOTAL STOCKHOLDERS’ EQUITY	112,400,934	108,981,371

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$1,582,818,682	$1,469,062,503

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

	For the Years ended December 31,
	2008	2007	2006
INTEREST INCOME
Federal Funds Sold	$313,945	$140,488	$281,161
United States Treasury Securities	398,540	397,637	396,996
Obligations of States and Political Subdivisions (tax exempt)	5,766,450	4,914,370	3,529,614
Obligations of States and Political Subdivisions (taxable)	537,007	509,259	471,291
Mortgage-Backed Securities	7,926,441	7,672,224	7,981,951
U.S. Government Agency Obligations	3,663,307	4,575,522	4,879,061
Corporate Bonds and Other Securities	482,088	423,401	343,288
Loans and Loan Fees	69,369,546	70,448,470	68,325,474

Total Interest Income	88,457,324	89,081,371	86,208,836
INTEREST EXPENSE
Saving, N.O.W., and Money Market Deposits	6,333,647	4,838,463	4,791,785
Time Certificates of $100,000 or more	4,064,507	5,093,827	2,034,215
Other Time Deposits	5,787,324	8,180,878	6,713,778
Federal Funds Purchased and Repurchase Agreements	1,416,534	2,876,088	2,954,948
Interest on Other Borrowings	4,635,183	4,127,929	4,004,768

Total Interest Expense	22,237,195	25,117,185	20,499,494
Net Interest Income	66,220,129	63,964,186	65,709,342
Provision for Loan Losses	2,050,000	376,718	965,749

Net Interest Income After Provision for Loan Losses	64,170,129	63,587,468	64,743,593
OTHER INCOME
Service Charges on Deposit Accounts	5,557,936	5,411,969	5,547,675
Other Service Charges, Commissions & Fees	3,046,089	2,980,797	3,097,420
Fiduciary Fees	1,459,849	1,408,759	1,252,101
Other Operating Income	837,724	793,289	774,580
Net Gain on Sale of Securities Available for Sale	3,741,001	—	—

Total Other Income	14,642,599	10,594,814	10,671,776
OTHER EXPENSE
Salaries & Employee Benefits	25,645,919	24,407,513	23,896,752
Net Occupancy Expense	4,649,140	4,069,312	3,950,083
Equipment Expense	2,145,770	2,207,888	2,112,945
Outside Services	2,274,632	2,354,862	2,176,004
FDIC Assessments	486,304	145,992	153,744
Other Operating Expense	7,499,147	7,206,704	7,685,199

Total Other Expense	42,700,912	40,392,271	39,974,727
Income Before Provision for Income Taxes	36,111,816	33,790,011	35,440,642
Provision for Income Taxes	11,423,381	11,662,386	12,813,015

NET INCOME	$24,688,435	$22,127,625	$22,627,627

Average: Common Shares Outstanding	9,580,025	9,895,301	10,279,870
Dilutive Stock Options	21,970	20,642	23,639

Average Total Common Shares and Dilutive Options	9,601,995	9,915,943	10,303,509
EARNINGS PER COMMON SHARE
Basic	$2.58	$2.24	$2.20
Diluted	$2.57	$2.23	$2.20

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock	Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss) Net of Tax	Total	Comprehensive Income
Balance, December 31, 2005	$33,884,340	$19,439,444	$58,822,484	$(7,867,542)	$(2,277,967)	$102,000,759
Net Income	—	—	22,627,627	—	—	22,627,627	$22,627,627
Dividend - Cash	—	—	(9,037,469)	—	—	(9,037,469)
Purchase of Treasury Stock	—	—	(5,241,270)	(432,477)	—	(5,673,747)
Stock Appreciation Rights and Stock Options Exercised	26,639	260,110	(72,257)	(5,236)	—	209,256
Stock Option Expense	—	231,878	—	—	—	231,878
Other	—	33	—	—	—	33
Net Change in Unrealized Loss on Securities Available for Sale	—	—	—	—	939,592	939,592	939,592
Other Comprehensive Loss on Pension Projected Benefit Obligation	—	—	—	—	(2,731,582)	(2,731,582)

Comprehensive Income							$23,567,219

Balance, December 31, 2006	$33,910,979	$19,931,465	$67,099,115	$(8,305,255)	$(4,069,957)	$108,566,347
Cumulative Effect of Adoption of FIN 48	—	—	2,012,657	—	—	2,012,657
Balance, January 1, 2007 as revised	$33,910,979	$19,931,465	$69,111,772	$(8,305,255)	$(4,069,957)	$110,579,004
Net Income	—	—	22,127,625	—	—	22,127,625	$22,127,625
Dividend - Cash	—	—	(8,651,816)	—	—	(8,651,816)
Purchase of Treasury Stock	—	—	(18,648,400)	(1,578,905)	—	(20,227,305)
Stock Option Expense	—	240,420	—	—	—	240,420
Net Change in Unrealized Gain on Securities Available for Sale	—	—	—	—	3,011,237	3,011,237	3,011,237
Other Comprehensive Gain on Pension Projected Benefit Obligation	—	—	—	—	1,902,206	1,902,206	1,902,206

Comprehensive Income							$27,041,068

Balance, December 31, 2007	$33,910,979	$20,171,885	$63,939,181	$(9,884,160)	$843,486	$108,981,371
Remeasurement of Post Retirement Obligation Under FAS 158			157,137			157,137
Remeasurement of Pension Obligation Under FAS 158			(118,515)			(118,515)
Balance, January 1, 2008 as revised	$33,910,979	$20,171,885	$63,977,803	$(9,884,160)	$843,486	$109,019,993
Net Income	—	—	24,688,435	—	—	24,688,435	$24,688,435
Dividend - Cash	—	—	(8,425,893)	—	—	(8,425,893)
Purchase of Treasury Stock	—	—	(1,148,160)	(105,000)	—	(1,253,160)
Stock Option Expense	—	181,894	—	—	—	181,894
Stock Dividend Reinvestment	34,922	428,435	—	—	—	463,357
Net Change in Unrealized Gain on Securities Available for Sale	—	—	—	—	(3,603,284)	(3,603,284)	(3,603,284)
Other Comprehensive Gain (Loss) on Pension Projected Benefit Obligation	—	—	—	—	(8,670,408)	(8,670,408)	(8,670,408)

Comprehensive Income							$12,414,7439

Balance, December 31, 2008	$33,945,901	$20,782,214	$79,092,185	$(9,989,160)	$(11,430,206)	$112,400,934

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASHFLOWS

	For the Years ended December 31,
	2008	2007	2006
NET INCOME	$24,688,435	$22,127,625	$22,627,627
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH
CASHFLOWS FROM OPERATING ACTIVITIES
Provision for Loan Losses	2,050,000	376,718	965,749
Depreciation and Amortization	2,468,657	2,312,684	2,200,182
Stock-Based Compensation	181,894	240,420	231,878
Accretion of Discounts	(317,089)	(136,959)	(239,212)
Amortization of Premiums	896,089	768,006	2,358,689
Decrease (Increase) in Accrued Interest Receivable	317,272	249,655	(861,718)
Decrease (Increase) in Other Assets	730,749	(4,283,583)	(226,780)
(Decrease) Increase in Accrued Interest Payable	(3,506)	(1,125,623)	1,650,585
Increase (Decrease) in Income Taxes Payable	682,182	(4,632,729)	3,410,675
Increase (Decrease) in Other Liabilities	1,701,208	3,572,497	(1,974,959)
Net Gain on Sale of Securities	(3,741,001)	—	—

Net Cash Provided by Operating Activities	29,654,890	19,468,711	30,142,716

CASH FLOWS FROM INVESTING ACTIVITIES
Principal Payments on Investment Securities	35,381,854	28,170,242	37,683,350
Proceeds from Sale of Investment Securities; Available for Sale	3,741,001	—	—
Maturities of Investment Securities; Available for Sale	47,200,000	20,000,000	6,500,000
Purchases of Investment Securities; Available for Sale	(78,808,947)	(33,249,252)	(47,919,748)
Maturities of Investment Securities; Held to Maturity	2,326,400	2,919,000	4,775,400
Purchases of Investment Securities; Held to Maturity	(7,104,068)	(5,430,981)	(2,597,200)
Loan Disbursements and Repayments, Net	(137,481,135)	(67,608,733)	10,347,602
Purchases of Premises and Equipment, Net	(3,064,990)	(1,984,843)	(1,879,607)

Net Cash (Used in) Provided by Investing Activities	(137,809,885)	(57,184,567)	6,909,797

CASH FLOWS FROM FINANCING ACTIVITIES
Net Increase (Decrease) in Deposit Accounts	73,062,630	4,299,875	(19,631,521)
Short-Term Borrowings and Repayments, Net	26,500,000	78,185,000	(7,840,000)
Dividends Paid to Shareholders	(8,438,689)	(8,784,131)	(8,867,708)
Stock Dividend Reinvestment	463,357	—	—
Stock Options and Stock Appreciation Rights Exercised	—	—	7
Treasury Shares Acquired	(1,253,160)	(20,227,305)	(5,673,747)
Director Stock Gain Divestiture	—	—	5,803

Net Cash Provided by (Used in) Financing Activities	90,334,138	53,473,439	(42,007,166)

Net (Decrease) Increase in Cash and Cash Equivalents	(17,820,857)	15,757,583	(4,954,653)
Cash and Cash Equivalents Beginning of Year	59,333,337	43,575,754	48,530,407

Cash and Cash Equivalents End of Year	$41,512,480	$59,333,337	$43,575,754

Supplemental Disclosure of Cash Flow Information
Cash Received During the Year for Interest	$88,774,596	$89,331,026	$85,347,118

Cash Paid During the Year for:
Interest	$22,240,700	$26,242,808	$18,848,909
Income Taxes	12,638,659	14,767,686	8,369,541

Total Cash Paid During Year for Interest & Income Taxes	$34,879,359	$41,010,494	$27,218,450

Non-Cash Investing and Financing:
(Increase) Decrease in Market Value of Investments	6,085,776	(5,103,793)	(1,592,530)
(Decrease) Increase in Deferred Tax Asset Related to Market Value of Investments Available for Sale	2,482,492	(2,092,555)	(652,937)
Dividends Declared But Not Paid	2,108,194	2,120,989	2,253,304
Stock Options and Stock Appreciation Rights Exercised for Stock	—	—	209,256

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

Note 1 — Summary of Significant Accounting Policies

The accounting and reporting policies of Suffolk Bancorp (Suffolk) and its subsidiary conform to accounting principles generally accepted in the United States of America (U.S. GAAP) and general practices within the banking industry. The following footnotes describe the most significant of these policies.

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

Suffolk evaluates unrealized losses on securities to determine if any reduction in the fair value is other than temporary. This amount will continue to be dependent on market conditions, the occurrence of certain events or changes in circumstances of the issuer of the security, and the Company’s intent and ability to hold the impaired investment at the time the valuation is made. If management determines that an impairment in the investment’s value is other than temporary, earnings would be charged.

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

(D) Allowance for Loan Losses — The balance of the allowance for loan losses is determined by management’s estimate of the amount of financial risk in the loan portfolio and the likelihood of loss. The analysis also considers the Bank’s loan loss experience and is adjusted for economic conditions and other factors. Additions to the allowance are made by charges to expense, and actual losses, net of recoveries, are charged to the allowance. Regulatory examiners may require the Bank to add to the allowance based upon their judgment of information available to them at the time of their examination.

In accordance with SFAS No. 114, “Accounting by Creditors for Impairment of a Loan,” as amended by Statement No. 118, “Accounting by Creditors for Impairment of Loan-Income Recognition and Disclosures,” an allowance is maintained for impaired loans to reflect the difference, if any, between the principal balance of the loan and the present value of projected cash flows, observable fair value, or collateral value. SFAS No. 114 defines an impaired loan as a loan for which it is probable that the lender will not collect all amounts due under the contractual terms of the loan.

The Bank accounts for its transfers and servicing financial assets in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” and SFAS No. 156, “Accounting for Servicing of Financial Assets—an Amendment of FASB No. 140.” SFAS No. 140 revises the standards for accounting for the securitizations and other transfers of financial assets and collateral. Transfers of financial assets for which the Bank has surrendered control of the financial assets are accounted for as sales to the extent that consideration other than beneficial interests in the transferred assets is received in exchange. Retained interests in a sale or securitization of financial assets are measured at the date of transfer by allocating the previous carrying amount between the assets transferred and based on their relative estimated fair values. The fair values of retained servicing rights and any other retained interests are determined based on the present value of expected future cash flows associated with those interests and by reference to market prices for similar assets. There were no transfers of financial assets to related or affiliated parties. At December 31, 2008 and 2007, the Bank’s servicing loan portfolio approximated $121,233,000, and $98,524,000, respectively, which are not included in the accompanying consolidated statements of condition. The estimated fair value of mortgage servicing rights was $1,199,000 and $1,248,000 as of December 31, 2008 and 2007, respectively.

(E) Premises and Equipment — Premises and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation is calculated by the declining-balance or straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized using the straight-line method over the term of the lease or the estimated life of the asset, whichever is shorter.

The Bank measures impairment of long-lived assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 retains the existing requirements to recognize and measure the impairment of long-lived assets to be held and used or to be disposed of by sale. There was no impairment of long-lived assets as of December 31, 2008 and 2007, respectively.

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

(G) Excess of Cost Over Fair Value of Net Assets Acquired and Other Intangible Assets — Through December 31, 2001, the excess of cost over fair value of net assets acquired (goodwill) was amortized on a straight-line basis over a period of ten years. Effective with the adoption of SFAS No. 142, “Goodwill and Other Intangible Assets,” on January 1, 2002, the Bank ceased amortizing goodwill and, instead, tests goodwill for impairment annually or when there is a circumstance that would indicate the need to evaluate between annual tests. No such circumstances occurred in 2008. Accordingly, there was no impairment of goodwill as of December 31, 2008 and 2007.

(H) Allowance for Contingent Liabilities — The balance of the allowance for contingent liabilities is determined by management’s estimate of the amount of financial risk in outstanding loan commitments and contingent liabilities such as performance and financial letters of credit. The allowance for contingent liabilities was $419,000 as of December 31, 2008 and $390,000 as of December 31, 2007.

The Bank accounts for letters of credit in accordance with FASB Interpretation 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others.” Suffolk has financial and performance letters of credit. Financial letters of credit require the Bank to make payment if the customer’s financial condition deteriorates, as defined in the agreements. Performance letters of credit require the Bank to make payments if the customer fails to perform certain nonfinancial contractual obligations. The maximum potential undiscounted amount of the future payments of these letters of credit as of December 31, 2008 is $26,918,000 and they expire as follows:

2009	$25,970,000
2010	773,000
2011	102,000
2012 and thereafter	73,000

$26,918,000

Amounts due under these letters of credit would be reduced by any proceeds that Suffolk would be able to obtain in liquidating the collateral for the loans, which varies depending on the customer. The valuation of the allowance for contingent liabilities includes a provision of $40,000 for losses based on the letters of credit outstanding on December 31, 2008.

(I) Income Taxes — Suffolk uses an asset and liability approach to accounting for income taxes. The asset and liability approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. Deferred tax assets are recognized if it is more likely than not that a future benefit will be realized. It is management’s position that no valuation allowance is necessary against any of Suffolk’s deferred tax assets.

As of January 1, 2007, Suffolk adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (FIN 48), which prescribes the recognition and measurement criteria related to tax positions taken or expected to be taken in a tax return. The cumulative effect of applying the provisions of FIN 48 were recorded as a credit adjustment to the opening balance of retained earnings in the amount of $2,013,000.

(J) Summary of Retirement Benefits Accounting — Suffolk’s retirement plan is noncontributory and covers substantially all eligible employees. The plan conforms to the provisions of the Employee Retirement Income Security Act of 1974, as amended, and the Pension Protection Act of 2006, which requires certain funding rules for defined benefit plans. Suffolk’s policy is to accrue for all pension costs and to fund the maximum amount allowable for tax purposes. Actuarial gains and losses that arise from changes in assumptions concerning future events are amortized over a period that reflects the long-term nature of pension expense used in estimating pension costs.

On December 31, 2006, Suffolk adopted FASB Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R).” This statement requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in the funded status of the plan in the year in which the changes occur through comprehensive income. Application of the Statement will not change the calculation of net income in future periods, but will affect the calculation of other comprehensive income. Statement 158 also requires an employer to use the same date for the measurement of plan assets as for the statement of condition, and provides for either of two methods to make the transition. Suffolk has chosen to re-measure the obligations of the plan as of the beginning of fiscal year 2008. Under this method, 2008 net periodic pension expense was determined using the market value of plan assets and liabilities as of January 1, 2008. Accordingly, Suffolk recorded a decrease to prepaid pension cost of $1,297,000, a debit adjustment to opening retained earnings in the amount of $118,000, and a debit adjustment to accumulated other comprehensive loss in the amount of $1,140,000.

Suffolk accrues for postretirement benefits other than pensions by accruing the cost of providing those benefits to an employee during the years that the employee serves. The remeasurement of the postretirement plan resulted in a credit to opening retained earnings in the amount of $157,000.

(K) Cash and Cash Equivalents — For purposes of the consolidated statement of cash flows, cash and due from banks, and federal funds sold are considered to be cash equivalents. Generally, federal funds are sold for one-day periods.

(L) Stock-Based Compensation — At December 31, 2008, the Bank had one stock-based employee compensation plan, which is more fully described in Note 8. Suffolk accounts for stock-based employee compensation in accordance with SFAS No. 123(R), “Share-Based Payment” (SFAS No. 123(R)). This statement requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values.

During 2008, 2007, and 2006, $108,000, $143,000, and $137,000 of compensation expense, net of a tax benefit of $74,000, $97,000, and $95,000, respectively, was recorded for stock-based compensation. As of December 31, 2008, there was $15,000 of total unrecognized compensation cost, net of estimated forfeitures, related to non-vested options under the stock-based employee compensation plan. That cost is expected to be recognized over a weighted average period of one month.

(M) Treasury Stock — The balance of treasury stock is computed at par value. The excess cost over par is subtracted from undivided profits.

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

The following table summarizes comprehensive income activity : (in thousands)

	December 31, 2008			December 31, 2007			December 31, 2006
	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
Unrealized gains (losses) on investment securities (1)	(6,086)	2,483	(3,603)	5,104	(2,093)	3,011	1,593	(653)	940
Gains (losses) on pension projected benefit obligation	(14,799)	6,010	(8,671)	3,247	(1,344)	1,903	(4,620)	1,888	(2,732)

Adjusted other comprehensive income (loss), net	(20,885)	8,493	(12,274)	8,351	(3,437)	4,914	(3,027)	1,235	(1,792)

(1)	Excludes realized securities gains from the sale of Visa shares with a zero basis.

(P) Segment Reporting — SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information,” requires that public companies report certain information about operating segments. It also requires that public companies report certain information about their products and services, the geographic areas in which they operate, and their major customers. Suffolk is a regional bank, which offers a wide array of products and services to its customers. Pursuant to its banking strategy, emphasis is placed on building relationships with its customers, as opposed to building specific lines of business. As a result, at December 31, 2008 and 2007, Suffolk is not organized around discernible lines of business and prefers to work as an integrated unit to customize solutions for its customers, with business line emphasis and product offerings changing over time as needs and demands change. Thus, all necessary requirements of SFAS No. 131 have been met by Suffolk as of December 31, 2008.

(Q) Fair Value Measurements — SFAS No. 157, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in accordance with U.S. GAAP and expands disclosures about fair value measurements. The definition of fair value retains the exchange price notion; however, this statement clarifies that the exchange price is the price in an orderly transaction between market participants to sell the asset or transfer the liability in the principal market for the asset or liability. This statement emphasizes that fair value is a market-based measurement, not an entity-specific measurement; therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. This statement clarifies that market participant assumptions include assumptions about risk, the risk inherent in a particular valuation technique used to measure fair value and/or the risk inherent in the inputs to the valuation technique, as well as the effect of credit risk on the fair value of liabilities. This statement also expands disclosures about the use of fair value to measure assets and liabilities in interim and annual periods, focusing on the inputs used to measure fair value. The three levels of the fair value inputs under SFAS No. 157 are described below:

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

Suffolk has adopted the provisions of SFAS 157 as of January 1, 2008. Please refer to Note 14 for further discussion of fair value.

The following table summarizes fair value measurements on a recurring basis as of December 31, 2008: (in thousands)

	Fair Value Measurements Using
Description	12/31/2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities	$382,357	$86,629	$295,728	—
Mortgage Servicing Rights	1,199	—	—	1,199

Total	$383,556	$86,629	$295,728	$1,199

The types of instruments valued based on quoted market prices in active markets include most U.S. government debt and agency debt securities. Such instruments are generally classified within level 1 or level 2 of the fair value hierarchy. As required by SFAS No. 157, Suffolk does not adjust the quoted price for such instruments.

The types of instruments valued based on quoted prices in markets that are not active, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency include state and municipal obligations, mortgage-backed securities and collateralized mortgage obligations. Such instruments are generally classified within level 2 of the fair value hierarchy.

Assets measured at fair value on a non-recurring basis are as follows:

	Fair Value Measurements Using
Description	12/31/2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired Loans	$1,543	—	—	$1,543

Total	$1,543	$—	$—	$1,543

Impaired loans are evaluated and valued at the time the loan is identified as impaired, at the lower of cost or market value, and classified at level 3 in the fair value hierarchy. Market value is measured based on the value of the collateral securing these loans or techniques that are not supported by market activity for loans that are not collateral dependent and require management’s judgment. Collateral may be real estate and/or business assets including equipment, inventory, and/or accounts receivable. The value of real estate collateral is determined based on appraisals by qualified licensed appraisers hired by Suffolk. The value of business equipment may be based on an appraisal by qualified licensed appraisers hired by Suffolk if significant, or may be valued based on the equipment’s net book value on the business’ financial statements. Inventory and accounts receivable collateral may be valued based on independent field examiner review or aging reports, if significant.

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

(R) Reclassification of Prior Year Consolidated Financial Statements — Certain reclassifications have been made to the prior year’s consolidated financial statements that conform with the current year’s presentation. Such reclassifications had no impact on net income.

Note 2 — Investment Securities

The amortized cost, estimated fair values, and gross unrealized gains and losses of Suffolk’s investment securities available for sale and held to maturity at December 31, 2008 and 2007 were: (in thousands)

	2008				2007
	Amortized Cost	Estimated Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Amortized Cost	Estimated Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
Available for sale:
U.S. Treasury securities	$9,534	$10,152	$618	$—	$9,547	$9,838	$291	$—
U.S. government agency debt	75,358	76,477	1,119	—	105,100	105,066	219	(253)
Collateralized mortgage obligations agency issue	134,947	131,841	2,663	(5,769)	128,442	129,562	1,302	(182)
Mortgage-backed securities	566	595	29	—	824	859	35	—
Obligations of states and political subdivisions	165,203	163,292	1,121	(3,032)	146,047	147,471	1,595	(171)

Balance at end of year	385,608	382,357	5,550	(8,801)	389,960	392,796	3,442	(606)

Held to maturity:
Obligations of states and political subdivisions	11,830	12,415	596	(11)	9,055	9,643	603	(15)
Other securities	10,559	10,559	—	—	8,556	8,556	—	—

Balance at end of year	22,389	22,974	596	(11)	17,611	18,199	603	(15)

Total investment securities	$407,997	$405,331	$6,146	$(8,812)	$407,571	$410,995	$4,045	$(621)

The amortized cost, maturities, and approximate fair value of Suffolk’s investment securities at December 31, 2008 are as follows: (in thousands)

	Available for Sale						Held to Maturity
	U.S. Treasury Securities		U.S. Govt. Agency Debt		Obligations of States & Political Subdivisions		Obligations of States & Political Subdivisions		Other Securities		Total Amortized Cost	Total Fair Value
(1) Maturity (in years)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within 1	$3,498	$3,575	$68,040	$68,937	$1,005	$1,007	$4,946	$4,963	$—	$—	$77,489	$78,482
After 1 but within 5	6,036	6,577	7,318	7,540	7,421	7,544	1,468	1,522	—	—	22,243	23,183
After 5 but within 10	—	—	—	—	122,177	121,546	5,308	5,828	—	—	127,485	127,374
After 10	—	—	—	—	34,600	33,195	108	102	—	—	34,708	33,297
Other Securities	—	—	—	—	—	—	—	—	10,559	10,559	10,559	10,559

Subtotal	$9,534	$10,152	$75,358	$76,477	$165,203	$163,292	$11,830	$12,415	$10,559	$10,559	$272,484	$272,895
Collateralized mortgage obligations											134,947	131,841
Mortgage-backed securities											566	595

Total											$407,997	$405,331

(1)	Maturities shown are stated maturities. Securities backed by mortgages are expected to have substantial periodic prepayments resulting in weighted average lives considerably less than what would be surmised from the table above.

As a member of the Federal Reserve system, the Bank owns Federal Reserve Bank stock with a book value of $638,000. The stock has no maturity and there is no public market for the investment.

As a member of the Federal Home Loan Bank of New York, the bank owns Federal Home Loan Bank of New York stock with a book value of $9,821,000. As of December 31, 2008, the Bank owns 13,971 shares valued at $1,397,000 as its membership portion. The remaining $8,424,000 in stock is owned based on borrowing activity requirements. The stock has no maturity and there is no public market for the investment.

At December 31, 2008 and 2007, investment securities carried at $352,185,000 and $286,421,000 respectively, were pledged to secure trust deposits and public funds on deposit.

The following table presents detail concerning realized securities gains and losses during the years indicated: (in thousands)

	2008	2007	2006
Gross realized gains	$3,741	$—	$—
Gross realized losses	—	—	—

Net gains	$3,741	$—	$—

Included in realized gains on securities is $3,737,000 of proceeds received in connection with shares redeemed as part of the Visa, Inc. initial public offering. Suffolk’s subsidiary, Suffolk County National Bank, was a member of the former Visa, Inc. payments organization and was issued shares when Visa, Inc. was organized. Approximately 39 percent of those shares were redeemed in connection with the public offering. The remaining shares are restricted because of unsettled litigation pending against Visa, Inc. Visa, Inc., at its discretion, may redeem additional shares in order to resolve pending litigation.

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

As of December 31, 2008 Type of securities	Number of Securities	Less than 12 months		12 months or longer		Total
		Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government agency securities	—	$—	$—	$—	$—	$—	$—
U.S. Treasury securities	—	—	—	—	—	—	—
Municipal securities	377	—	—	106,549	3,043	106,549	3,043
Collateralized mortgage obligations	5	—	—	30,994	5,769	30,994	5,769

Total	382	$—	$—	$137,543	$8,812	$137,543	$8,812

As of December 31, 2007 Type of securities	Number of Securities	Less than 12 months		12 months or longer		Total
		Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government agency securities	3	$29,815	$160	$43,093	$93	$72,908	$253
U.S. Treasury securities	—	—	—	—	—	—	—
Municipal securities	133	38	—	37,869	186	37,907	186
Collateralized mortgage obligations	8	—	—	36,973	182	36,973	182

Total	144	$29,853	$160	$117,935	$461	$147,788	$621

Management has considered factors such as market value, cash flows, and analysis of underlying collateral regarding other-than-temporarily impaired securities and determined that there are no impaired securities as of December 31, 2008.

Note 3 — Loans

At December 31, 2008 and 2007, loans included the following: (in thousands)

	2008	2007
Commercial, financial, and agricultural	$220,946	$204,222
Commercial real estate	352,502	317,262
Real estate construction loans	131,889	83,715
Residential mortgages (1st and 2nd liens)	216,127	184,599
Home equity loans	75,654	67,081
Consumer loans	94,724	99,333
Other loans	1,712	1,104

	1,093,554	957,316
Unearned discounts	(33)	(35)
Allowance for loan losses	(9,051)	(7,672)

Balance at end of year	$1,084,470	$949,609

Restructured loans, loans not accruing interest, and loans contractually past due 90 days or more with regard to payment of principal and/or interest amounted to $4,884,000 and $1,671,000 at December 31, 2008 and 2007, respectively. Interest on loans that have been restructured or are no longer accruing interest would have amounted to $214,000 during 2008, $131,000 during 2007, and $68,000 during 2006, under contractual terms of those loans. Interest income recognized on restructured and non-accrual loans was immaterial for the years 2008, 2007, and 2006.

Suffolk makes loans to its directors and executives, as well as to other related parties in the ordinary course of its business. Loans made to directors and executives, either directly or indirectly, which exceed $60,000 in aggregate for any one director or executive, totaled $9,721,000 and $14,561,000 at December 31, 2008 and 2007, respectively. Unused portions of lines of credit to directors and executives, directly or indirectly, totaled $14,550,000 and $13,445,000. New loans totaling $35,746,000 were granted and payments of $40,586,000 were received during 2008.

Note 4 — Allowance for Loan Losses

An analysis of the changes in the allowance for loan losses follows: (in thousands)

	2008	2007	2006
Balance at beginning of year	$7,672	$7,551	$9,828
Provision for loan losses	2,050	377	966
Reclass to Allowance for Contingent Liabilities	(29)	(390)	—
Loans charged-off	(1,031)	(181)	(3,757)
Recoveries on loans	389	315	514

Balance at end of year	$9,051	$7,672	$7,551

At December 31, 2008 and 2007, respectively, the Bank’s recorded investment in impaired loans and the related valuation allowance calculated under SFAS No. 114 and SFAS No. 118 are as follows: (in thousands)

	2008	2007
Recorded investment	$2,834	$1,435
Valuation allowance	1,291	700

This valuation allowance is included in the allowance for loan losses on the statements of condition. The average investment in impaired loans in 2008 was $1,644,000, compared to $816,000 in 2007.

Note 5 — Premises and Equipment

The following table details premises and equipment: (in thousands)

	Estimated Useful Lives	2008	2007
Land	Indefinite	$3,326	$3,326
Premises	30 - 40 years	19,647	19,010
Furniture, fixtures & equipment	2 - 7 years	25,830	24,652
Leasehold improvements	2 - 18 years	3,465	3,165

		52,268	50,153
Accumulated depreciation and amortization		(29,528)	(28,010)

Balance at end of year		$22,740	$22,143

Depreciation and amortization charged to operations amounted to $2,469,000, $2,313,000, and $2,200,000 during 2008, 2007, and 2006, respectively.

Note 6 — Deposits

The following table summarizes the contractual maturities of time deposits during the years after 2008: (in thousands)

Year during which Time Deposit Matures	Time Deposits > $100,000	Other Time Deposits
2009	$130,840	$121,976
2010	1,280	12,802
2011	4,039	6,280
2012	1,897	7,749
2013	545	7,445

Total	$138,601	$156,252

Note 7 — Borrowings

Presented below is information concerning short- and long-term interest-bearing liabilities — principally Federal Home Loan Bank Borrowings, Securities Sold Under Agreements to Repurchase, and Federal Funds Purchased — and their related weighted-average interest rates for the years 2008, 2007, and 2006: (dollars in thousands)

December 31,	2008	2007	2006
Daily average outstanding	$206,878	$133,859	$137,511
Total interest cost	6,052	7,004	7,004
Average interest rate paid	2.93%	5.23%	5.06%
Maximum amount outstanding at any month-end	$289,170	$198,320	$192,675
December 31, balance	224,820	198,320	198,320
Weighted-average interest rate on balances outstanding	2.34%	4.31%	5.35%

The following table summarizes the components of short-term and long-term borrowings as of December 31, 2008: (in thousands)

December 31,	Short-Term Borrowings	Long-Term Borrowings	Total
Daily average outstanding	$177,777	$29,101	$206,878
Total interest cost	5,061	991	6,052
Average interest rate paid	2.85	3.41	2.93
Maximum amount outstanding at any month-end	$249,170	40,000	$289,170
December 31, balance	184,820	40,000	224,820
Weighted-average interest rate on balances outstanding	2.11	3.41	2.34

There were no long-term borrowings during 2007 and 2006.

For purposes of borrowing, Suffolk has no assets pledged as collateral to the Federal Reserve Bank as of December 31, 2008. Assets pledged as collateral to the Federal Home Loan Bank (FHLB) as of December 31, 2008 totaled $417,773,000, consisting of eligible loans and investment securities as determined under FHLB borrowing guidelines.

Note 8 — Stockholders’ Equity

Suffolk has a Dividend Reinvestment Plan. Stockholders can reinvest dividends in common stock of Suffolk at a 3 percent discount from market value on newly issued shares. Shareholders may also make additional cash purchases at market value. In 2008, 13,969 shares were issued. No shares were issued in 2007 and 2006.

At December 31, 2008, Suffolk has a Stock Option Plan (“the Plan”) under which 1,200,000 shares of Suffolk’s common stock were originally reserved for issuance to key employees, and of which 1,020,500 remained available at that date. Options are awarded by a committee appointed by the Board of Directors. The Plan provides that the option price shall not be less than the fair value of the common stock on the date the option is granted. All options are exercisable for a period of ten years or less. The Plan provides for but does not require the grant of stock appreciation rights that the holder may exercise instead of the underlying option. When the stock appreciation right is exercised, the underlying option is canceled. The optionee receives shares of common stock with a fair market value equal to the excess of the fair value of the shares subject to the option at the time of exercise (or the portion thereof so exercised) over the aggregate option price of the shares set forth in the option agreement. The exercise of stock appreciation rights is treated as the exercise of the underlying option. Options vest after one year and expire after ten years. Compensation expense related to stock appreciation rights amounted to approximately $104,000, $46,000, and ($93,000), for the years ended December 31, 2008, 2007, and 2006, respectively. The following table presents the options granted, exercised, or expired during each of the past three years:

	Shares	Wtd. Avg. Exercise
Balance at December 31, 2005	110,500	$23.32
Options granted	25,000	34.95
Options exercised	(14,000)	14.38
Options expired or terminated	(4,000)	33.11

Balance at December 31, 2006	117,500	$26.52
Options granted	24,000	32.90
Options exercised	—	—
Options expired or terminated	—	—

Balance at December 31, 2007	141,500	$27.61

Options granted	17,000	31.18
Options exercised	—	—
Options expired or terminated	(16,000)	32.83

Balance at December 31, 2008	142,500	$27.45

The following table presents additional information:

At, or during, year ended December 31,	2008	2007	2006
Average remaining contractual life in years	5.26	5.95	6.31
Exercisable options (vested)	127,500	117,500	93,500
Weighted average fair value of options (Black-Scholes model) at date of grant:	$10.38	$10.07	$9.44
Black-Scholes Assumptions:
Risk-free interest rate	3.59%	4.89%	4.36%
Expected dividend yield	2.82%	2.43%	2.36%
Expected life in years	10	10	10
Expected volatility	35.40%	25.20%	22.00%

The following table details contractual weighted-averages lives of outstanding options at various prices:

	By range of exercise prices
from	$13.13	$31.25	$34.39
to	15.50	31.83	34.95

Outstanding stock options	42,000	67,000	33,500
Weighted-average remaining life	1.60	7.03	6.32
Weighted-average exercise price	$14.60	$31.86	$34.74

Exercisable stock options	42,000	52,000	33,500
Weighted-average remaining life	1.60	6.44	6.32
Weighted-average exercise price	$14.60	$32.05	$34.74

	Weighted-average
At all prices	Options	price	life (yrs)
Total outstanding	142,500	$27.45	5.26
Total exerciseable	127,500	$27.01	4.81

All dividends must conform to applicable statutory requirements. Under 12 USC 56-9, a national bank may not pay a dividend on its common stock if the dividend would exceed net undivided profits then on hand. Further, under 12 USC 60, a national bank must obtain prior approval from the Office of the Comptroller of the Currency (“OCC”) to pay dividends on either common or preferred stock that would exceed the bank’s net profits for the current year combined with retained net profits (net profits minus dividends paid during that period) from the prior two years. At December 31, 2008, approximately $32,997,000 was available for dividends from the Bank to Suffolk Bancorp without prior approval of the OCC.

Note 9 — Income Taxes

The following table presents the provision for income taxes in the consolidated statements of income which is comprised of the following: (in thousands)

		2008	2007	2006
Current:	Federal	$10,574	$10,382	$10,071
	State	1,382	1,473	1,746

		11,956	11,855	11,817
Deferred:	Federal	(487)	(204)	776
	State	(46)	11	220

		(533)	(193)	996

Total		$11,423	$11,662	$12,813

The total current tax expense was different from the amounts computed by applying the federal income tax rate because of the following:

	2008	2007	2006
Federal income tax expense at statutory rates	35%	35%	35%
Tax-exempt interest	(6)%	(5)%	(3)%
State income taxes net of federal benefit	2%	3%	3%
Other	1%	1%	1%

Total	32%	34%	36%

The effects of temporary differences between tax and financial accounting that create significant deferred-tax assets and liabilities at December 31, 2008 and 2007, and the recognition of income and expense for purposes of tax and financial reporting, that resulted in a net increase to Suffolk’s net deferred tax asset for the years ended December 31, 2008, 2007, and 2006 are presented below: (in thousands)

	2008	2007	2006
Deferred tax assets:
Provision for possible loan losses	$3,675	$3,116	$3,086
Post-retirement benefits	957	1,018	1,010
Deferred compensation	2,014	1,930	1,837
Securities available for sale	1,320	—	930
Unfunded pension obligation	4,717	—	260
Other	769	580	352

Total deferred tax assets before valuation allowance	13,452	6,644	7,475
Valuation allowance	—	—	—

Total deferred tax assets net of valuation allowance	13,452	6,644	7,475

Deferred tax liabilities:
Prepaid pension cost	—	1,259	—
Securities available for sale	—	1,162	—
Other	873	669	677

Total deferred tax liabilities	873	3,090	677

Net deferred tax asset	$12,579	$3,554	$6,798

As discussed in Note 1 (I), Suffolk adopted the provisions of FIN 48 effective January 1, 2007. Suffolk had unrecognized tax benefits including interest of approximately $111,000 as of December 31, 2008 and approximately $96,000 as of December 31, 2007. Changes in unrecognized tax benefits consist of the following: (in thousands)

	Total	Federal	State
Balance 12/31/07	$96	$81	$15
Additions from current year tax positions	—	—	—
Additions from prior year tax positions	44	34	10
Reductions for prior year tax positions	(29)	(29)	—
Settlements	—	—	—

Balance 12/31/08	$111	$86	$25

Suffolk recognizes interest and penalties accrued relating to unrecognized tax benefits in income tax expense. The total amount of accrued interest relating to uncertain tax positions is $31,000 as of December 31, 2008. Suffolk files income tax returns in the U.S. federal jurisdiction and in New York state. Federal returns are subject to audits by tax authorities beginning with the 2004 tax year. New York state returns are subject to audits by tax authorities beginning with the 2005 tax year. It is not anticipated that the unrecognized tax benefits will significantly change over the next twelve months.

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

The following tables set forth the status of Suffolk Bancorp’s combined plan as of December 31, 2008 and December 31, 2007, the time at which the annual valuation of the plan is made.

The following table sets forth the plan’s change in benefit obligation:

	2008	2007
Benefit obligation at start of year	$26,129,023	$25,793,210
Transition adjustment	390,198	—
Service cost	1,353,807	1,381,723
Interest cost	1,632,661	1,482,086
Actuarial (gain) loss	4,118,954	(1,267,669)
Benefits paid	(1,362,561)	(1,260,327)

Benefit obligation at end of year	$32,262,082	$26,129,023

The following table sets forth the plan’s change in plan assets:

	2008	2007
Fair value of plan assets at start of year	$29,228,280	$25,156,330
Transition adjustment	(906,946)	—
Actual return on plan assets	(7,278,490)	3,790,371
Employer contribution	986,196	1,541,906
Benefits paid	(1,382,970)	(1,260,327)

Fair value of plan assets at end of year	$20,646,070	$29,228,280

The following table presents the plan’s funded status:

	2008	2007
Prepaid Pension Cost	$4,299,222	$4,413,172
Unrecognized Net Gain (Loss)	(15,930,862)	(1,334,577)
Unrecognized Prior Service Cost	15,688	20,662

Funded Status (Under)/Over	$(11,615,952)	$3,099,257

A transition adjustment in the amount of $1,297,000 was recorded in 2008 for the 2007 plan year. Suffolk will be required to make an annual minimum contribution of $2,300,000 by June 15, 2009 for the plan year ending September 30, 2008, and $1,554,603 is the minimum required contribution for the plan year ending September 30, 2009.

The following table presents estimated benefits to be paid during the years indicated: (in thousands)

	Qualified pension plan	Post- retirement plan
2009	$1,125	$53
2010	1,145	56
2011	1,196	59
2012	1,257	62
2013	1,361	66
2014-2018	9,192	382

The following table summarizes the net periodic pension cost:

	2008	2007	2006
Service cost	$1,353,807	$1,381,723	$1,401,348
Interest cost on projected benefit obligations	1,632,661	1,482,086	1,359,983
Expected return on plan assets	(2,081,897)	(1,883,320)	(1,779,840)
Net amortization & deferral	(3,979)	130,947	263,230

Net periodic pension cost	$900,592	$1,111,436	$1,244,721

Other changes in plan assets and benefit obligations recognized in other comprehensive income
Transition Adjustment	$651,824	$—	$—
Net actuarial loss (gain)	8,016,221	(1,904,569)	2,746,129
Amortization of service cost	2,363	2,363	$(14,547)

Total recognized in other comprehensive loss (income)	$8,670,408	$(1,902,206)	$2,731,582

Total recognized in net periodic pension cost and other comprehensive loss (income)	$9,571,000	$(3,013,642)	$1,486,861

Weighted-average discount rate	6.29%	5.86%	5.50%
Rate of increase in future compensation	3.50%	3.50%	3.00%
Expected long-term rate of return on assets	7.50%	7.50%	8.00%

The following table summarizes the net periodic pension cost expected for December 31, 2009. This expense amount is subject to change if a significant plan-related event should occur before the end of fiscal 2009.

2009
Service cost	$1,682,941
Interest cost on projected benefit obligations	1,883,744
Expected return on plan assets	(1,561,569)
Net amortization & deferral	965,177

Net periodic pension cost	$2,970,293

Weighted-average discount rate	5.95%
Rate of increase in future compensation	3.50%
Expected long-term rate of return on assets	N/A

Plan Assets

Suffolk’s pension plan weighted-average asset allocations at December 31, 2008 and 2007, by asset category are as follows:

	at December 31,
	2008	2007
Asset category
Equity Securities	50%	54%
Debt Securities	43%	40%
Other	7%	6%

Total	100%	100%

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

(B) Director’s Retirement Income Agreement of the Bank of the Hamptons — On April 11, 1994, Suffolk acquired Hamptons Bancshares, Inc., which had a director’s deferred compensation plan. The liability for this plan was approximately $164,000 and $190,000 on December 31, 2008 and 2007. Interest (approximately $14,000 in 2008, $16,000 in 2007, and $18,000 in 2006) is accrued over the term of the plan. In 2008, the Bank paid approximately $40,000 to participants.

(C) Deferred Compensation

1986 Plan — In 1986, the Board approved a deferred compensation plan. Under the plan, certain employees and Directors of Suffolk elected to defer compensation aggregating approximately $177,000 in exchange for stated future payments to be made at specified dates. The rate of return on the initial deferral was guaranteed. For purposes of financial reporting, interest (approximately $268,000 in 2008, $206,000 in 2007, and $216,000 in 2006) at the plan’s contractual rate is being accrued on the deferral amounts over the expected plan term.

During 2008, Suffolk made payments of approximately $160,000 to participants of the plan. Suffolk has purchased life insurance policies on the plan’s participants based upon reasonable actuarial benefit and other financial assumptions where the present value of the projected cash flows from the insurance proceeds approximates the present value of the projected cost of the employee benefit.

Suffolk is the named beneficiary on the policies. Net insurance income related to the policies aggregated approximately $222,000, $29,000, and $20,000, in 2008, 2007, and 2006, respectively.

1999 Plan — In 1999, the Board approved a non-qualified deferred compensation plan. Under this plan, certain employees and Directors of Suffolk may elect to defer some or all of their compensation in exchange for a future payment of the compensation deferred, with accrued interest, at retirement. During 2008, participants deferred compensation totaling $123,000. No payments have been made to any of the participants.

(D) Postretirement Benefits Other Than Pension —The following table sets forth the postretirement benefit liability included in other liabilities in the accompanying consolidated statements of condition as of December 31, 2008 and 2007:

	2008	2007
Accumulated benefit obligation	$(1,377,462)	$(1,287,267)
Unrecognized net gain	(979,827)	(1,055,855)
Unrecognized past service cost	(9,986)	(10,794)
Unrecognized transition obligation	2,834	3,742

Postretirement benefit liability	$(2,364,441)	$(2,350,174)

Net periodic post retirement benefit cost (the “net periodic cost”) for the years ended December 31, 2008, 2007, and 2006 includes the following components:

	2008	2007	2006
Service cost of benefits earned	$37,257	$35,408	$39,392
Interest cost on liability	81,430	75,570	65,918
Unrecognized gain	(53,830)	(52,895)	(56,743)

Net periodic cost	$64,857	$58,083	$48,567

Benefit assumptions are based on sponsor contributions of $0.27 per participant per month per $1,000 of life insurance. The retiree is responsible for the premiums, less sponsor contributions. The Bank no longer contributes towards a retiree health plan.

(E) 401(k) Retirement Plan

The Bank has a 401(k) Retirement Plan and Trust (the “401(k) Plan”). Employees who have attained the age of 21 and have completed one year of service have the option to participate. Employees may elect to contribute up to a dollar limit which is set by law. The limit was $15,500 for 2008. The Bank will match one-half of the employee’s contribution up to a maximum of 6% of the employee’s annual gross compensation subject to the aforementioned limit. Employees are fully vested in their own contributions, and the Bank’s matching contributions are fully vested once the participant has six years of service. Bank contributions under the 401(k) Plan amounted to $377,000, $366,000, and $350,000 in 2008, 2007, and 2006, respectively. The Bank funds all amounts when due. At December 31, 2008, contributions to the 401(k) Plan were invested in various bond, equity, money market, or diversified funds as directed by each employee. The 401(k) Plan does not allow for investment in the Company’s common stock.

Note 11 — Commitments and Contingent Liabilities

In the normal course of business, there are various outstanding commitments and contingent liabilities, such as standby letters of credit and commitments to extend credit, which are not reflected in the accompanying consolidated financial statements. No material losses are anticipated as a result of these transactions. Suffolk is contingently liable under standby letters of credit in the amount of $26,918,000 and $21,094,000 at December 31, 2008 and 2007, respectively. Suffolk has commitments to make or to extend credit in the form of revolving open-end lines secured by one- to four-family residential properties, commercial real estate, construction and land development loans, and lease financing arrangements in the amount of $181,744,000 and $174,466,000, and commercial loans of $47,219,000 and $55,863,000 as of December 31, 2008 and 2007, respectively.

In the opinion of management, based upon legal counsel, liabilities arising from legal proceedings against Suffolk would not have a significant effect on the financial position of Suffolk.

During 2008, Suffolk was required to maintain balances with the Federal Reserve Bank of New York for reserve and clearing requirements. These balances averaged $3,243,000 in 2008.

Total rental expense for the years ended December 31, 2008, 2007, and 2006 amounted to $1,319,000, $1,003,000, and $978,000, respectively.

At December 31, 2008, Suffolk was obligated under a number of non-cancelable operating leases for land and buildings used for bank purposes. Minimum annual rentals, exclusive of taxes and other charges under non-cancelable operating leases, are summarized as follows: (in thousands)

Minimum Rentals
2009	$1,451
2010	1,527
2011	1,510
2012	1,508
2013 and thereafter	5,699

These rentals do not include obligations for one new office currently scheduled to open in 2009.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2008, that the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 2008, the most recent notification from the Comptroller of the Currency categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. Management believes that since that notification no circumstances have changed the institution’s category.

The Bank’s actual capital amounts and ratios are also presented in the following table: (dollars in thousands)

	Actual capital ratios		Minimum for capital adequacy		Minimum to be “Well Capitalized” under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2008
Total Capital (to risk-weighted assets)	$131,884	10.59%	$99,585	8.00%	$124,482	10.00%
Tier 1 Capital (to risk-weighted assets)	122,833	9.87%	49,793	4.00%	74,689	6.00%
Tier 1 Capital (to average assets)	122,833	7.90%	62,172	4.00%	77,214	5.00%

As of December 31, 2007
Total Capital (to risk-weighted assets)	$114,858	10.21%	$89,991	8.00%	$112,488	10.00%
Tier 1 Capital (to risk-weighted assets)	107,186	9.53%	44,995	4.00%	67,493	6.00%
Tier 1 Capital (to average assets)	107,186	7.60%	56,449	4.00%	70,562	5.00%

Note 13 — Credit Concentrations

Suffolk’s principal investments are loans and a portfolio of short- and medium-term debt of the United States Treasury, states and other political subdivisions, U.S. government agencies, corporations, and mortgage-backed securities and collateralized mortgage obligations.

Loans secured by real estate comprise 71.0 percent of the portfolio and 49.1 percent of assets, 32.2 percent of which are for commercial real estate. Commercial real estate loans present greater risk than residential mortgages. Suffolk has attempted to minimize the risks of these loans by considering several factors, including the creditworthiness of the borrower, location, condition, value, and the business prospects for the security property. Commercial, financial, and agricultural loans, unsecured or secured by collateral other than real estate, comprise 20.2 percent of the loan portfolio and 14.0 percent of assets. These loans present significantly greater risk than other types of loans. Average credits are greater in size than consumer loans, and unsecured loans may be more difficult to collect. Suffolk obtains, whenever possible, both the personal guarantees of the principal(s) and cross-guarantees among the principals’ business enterprises. Consumer loans, net of unearned discounts, comprised 8.7 percent of Suffolk’s loan portfolio and 6.0 percent of assets. A majority are indirect dealer-generated loans secured by automobiles. Most of these loans are made to residents of Suffolk’s primary lending area. Each loan is small in amount. Borrowers represent a cross-section of the population and are employed in a variety of industries. The risk presented by any one loan is correspondingly small, and therefore, the risk that this portion of the portfolio presents to Suffolk depends on the financial stability of the population as a whole, not any one entity or industry.

Municipal obligations constitute 43.2 percent of the investment portfolio and 11.0 percent of assets. These obligations present slightly greater risk than U.S. Treasury securities, or those secured by the U.S. government, but significantly less risk than loans because they are backed by the full faith and taxing power of the issuer, most of which is located in the state of New York. U.S. Treasury securities represented 2.5 percent of the investment portfolio and 0.6 percent of assets. U.S. government agency debt securities represented 18.9 percent of the investment portfolio and 4.8 percent of assets. These offer little or no financial risk. Collateralized mortgage obligations represented 32.6 percent of the investment portfolio and 8.3 percent of assets. Mortgage-backed securities represented 0.1 percent of the investment portfolio and less than 0.1 percent of assets.

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

	2008		2007
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash & cash equivalents	$41,512	$41,512	$56,633	$56,633
Investment securities available for sale	382,357	382,357	392,796	392,796
Investment securities held to maturity	22,389	22,978	17,611	18,199
Loans, net	1,093,521	1,103,610	957,281	964,076
Accrued interest receivable	7,042	7,042	7,359	7,359
Deposits	1,216,437	1,218,872	1,143,375	1,143,558
Borrowings	224,820	226,327	198,320	198,303
Accrued interest payable	2,244	2,244	2,247	2,247

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

The carrying amount and fair value of loans were as follows at December 31, 2008 and 2007: (in thousands)

	2008		2007
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Commercial financial & agricultural	$220,946	$219,728	$204,222	$205,056
Commercial real estate	352,502	361,327	317,262	320,260
Real estate construction loans	131,889	132,169	83,715	83,663
Residential mortgages (1st & 2nd liens)	216,127	219,522	184,599	184,924
Home equity loans	75,654	73,161	67,081	68,378
Consumer loans, net of unearned discounts	94,691	95,991	99,298	100,691
Other loans	1,712	1,712	1,104	1,104

Totals	$1,093,521	$1,103,610	$957,281	$964,076

Investment Securities

The fair value of the investment portfolio, including mortgage-backed securities, was based on quoted market prices or market prices of similar instruments.

Deposit Liabilities

The fair value of certificates of deposit less than $100,000 was calculated by discounting cash flows with applicable origination rates. At December 31, 2008, the fair value of certificates of deposit less than $100,000 totaling $158,122,000 had a carrying value of $156,252,000. At December 31, 2008, the fair value of certificates of deposit more than $100,000 totaling $139,167,000 had a carrying value of $138,601,000.

Commitments to Extend Credit, Standby Letters of Credit, and Written Financial Guarantees

The fair value of commitments to extend credit was estimated by either discounting cash flows or using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the current credit-worthiness of the counterparties.

Credit in the form of revolving open-end lines secured by one- to four-family residential properties, commercial real estate, construction and land development loans, and lease financing arrangements were $181,744,000 and $174,466,000 as of December 31, 2008 and 2007, respectively.

The estimated fair value of written financial guarantees and letters of credit is based on fees currently charged for similar agreements. The contractual amounts of these commitments were $74,137,000 and $76,957,000 at December 31, 2008 and 2007, respectively. The fees charged for the commitments were not material in amount.

Note 15 — Selected Quarterly Financial Data (Unaudited)

The comparative results for the four quarters of 2008 and 2007 are as follows: (in thousands of dollars except for share and per-share data)

	2008				2007
	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.
Interest income	$21,967	$21,986	$22,454	$22,050	$22,032	$22,364	$22,474	$22,211
Interest expense	6,104	5,548	5,769	4,817	5,950	6,379	6,427	6,361

Net interest income	15,863	16,438	16,685	17,233	16,082	15,985	16,047	15,850
Provision for loan losses	225	300	300	1,225	112	18	22	225

Net interest income after provision for loan losses	15,638	16,138	16,385	16,008	15,970	15,967	16,025	15,625
Other income	6,350	2,692	2,801	2,800	2,371	2,558	2,756	2,910
Other expense	10,354	10,435	11,345	10,567	10,323	10,319	9,907	9,843
Provision for income taxes	4,075	2,681	2,168	2,499	2,869	2,874	2,831	3,088

Net income	$7,559	$5,714	$5,673	$5,742	$5,149	$5,332	$6,043	$5,604

Basic per-share data:
Net income	$0.79	$0.60	$0.59	$0.60	$0.51	$0.54	$0.61	$0.58
Cash dividends	$0.22	$0.22	$0.22	$0.22	$0.22	$0.22	$0.22	$0.22
Average shares	9,593,554	9,568,730	9,575,691	9,582,147	10,189,580	9,957,096	9,765,095	9,676,500

Note 16 — Suffolk Bancorp (Parent Company Only) Condensed Financial Statements (in thousands)

Condensed Statements of Condition as of December 31,	2008	2007	2006
Assets
Due From Banks	$2,163	$2,177	$2,298
Investment in Subsidiaries: SCNB	112,337	108,969	108,559
Other Assets	457	341	296

Total Assets	$114,957	$111,487	$111,153

Liabilities and Stockholders’ Equity
Dividends Payable	$2,108	$2,121	$2,253
Other Liabilities	448	385	334
Stockholders’ Equity	112,401	108,981	108,566

Total Liabilities and Stockholders’ Equity	$114,957	$111,487	$111,153

Condensed Statements of Income for the Years Ended December 31,	2008	2007	2006
Income
Dividends From Subsidiary Bank	9,416	29,079	14,911

	9,416	29,079	14,911
Expense
Other Expense	331	434	262

Income Before Equity in Undistributed Net Income of Subsidiaries	9,085	28,645	14,649
Equity in Undistributed Earnings of Subsidiaries	15,603	(6,517)	7,979

Net Income	$24,688	$22,128	$22,628

Condensed Statements of Cash Flows for the Years Ended December 31,	2008	2007	2006
Cash Flows From Operating Activities
Net Income	$24,688	$22,128	$22,628
Less: Equity in Undistributed Earnings of Subsidiaries	(15,603)	6,517	(7,979)
Other, Net	130	245	93

Net Cash Provided by Operating Activities	9,215	28,890	14,742

Cash Flows From Investing Activities
Maturities of Investment Securities; Available for Sale	—	—	—

Net Cash Provided by Investing Activities	—	—	—

Cash Flows From Financing Activities
Stock Dividend Reinvestment	463	—	—
Repurchase of Common Stock	(1,253)	(20,227)	(5,674)
Dividends Paid	(8,439)	(8,784)	(8,868)

Net Cash Used in Financing Activities	(9,229)	(29,011)	(14,542)

Net (Decrease) Increase in Cash and Cash Equivalents	(14)	(121)	200
Cash and Cash Equivalents, Beginning of Year	2,177	2,298	2,098

Cash and Cash Equivalents, End of Year	$2,163	$2,177	$2,298

Note: No income tax provision has been recorded on the books of Suffolk Bancorp since it files a return consolidated with its subsidiaries.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and

Shareholders of Suffolk Bancorp

We have audited Suffolk Bancorp (a New York corporation) and subsidiaries’ internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Suffolk Bancorp’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on Suffolk Bancorp’s internal control over financial reporting based on our audit.

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

In our opinion, Suffolk Bancorp and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of condition of Suffolk Bancorp and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008 and our report dated March 13, 2009 expressed an unqualified opinion.

GRANT THORNTON LLP

Philadelphia, Pennsylvania

March 13, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC

ACCOUNTING FIRM

Board of Directors and

Shareholders of Suffolk Bancorp

We have audited the accompanying consolidated statements of condition of Suffolk Bancorp (a New York corporation) and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Suffolk Bancorp and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 9, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109, as a cumulative effect adjustment to the opening balance of retained earnings as of January 1, 2007. As discussed in Note 1 to the financial statements, the Company adopted Financial Accounting Standards Board Statement (FASB) No. 123(R), Share-Based Payments and FASB No. 158, Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R) in 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Suffolk Bancorp and its subsidiaries’ internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 13, 2009 expressed an unqualified opinion.

Philadelphia, Pennsylvania
March 13, 2009

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

J. Gordon Huszagh

President, Chief Executive Officer, & Chief Financial Officer

Riverhead, New York

March 13, 2009

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2008

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

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the Registrant is a shell company.    YES  ☐    NO  ☒

The aggregate market value of the common equity held by non-affiliates of the Registrant as of the last business day of the Registrant’s most recently completed second fiscal quarter was $275.8 million.

As of January 31, 2009, there were 9,590,571 shares outstanding of the Registrant’s common stock.

PART I

DOCUMENT INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for its Annual Meeting of Shareholders to be held April 14, 2009, filed on March 13, 2009. (Part III)

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

Suffolk’s chief competition includes local banks with main or branch offices in the service area of Suffolk County National Bank, including Bank of Smithtown and Bridgehampton National Bank. Additionally, New York City money center banks and regional banks provide competition. These banks include primarily Capital One, Citibank, Bank of America, JPMorgan Chase & Co., TD Bank, and Hudson City Savings.

Suffolk and its subsidiaries had 350 full-time and 57 part-time employees on December 31, 2008.

Suffolk County National Bank (the “Bank”)

The Suffolk County National Bank of Riverhead was organized under the national banking laws of the United States of America on January 6, 1890. The Bank is a member of the Federal Reserve System, and its deposits are insured by the Federal Deposit Insurance Corporation to the extent provided by law.

Directed by members of the communities it serves, the Bank’s main service area includes the towns of Babylon, Brookhaven, East Hampton, Islip, Riverhead, Smithtown, Southampton, and Southold. The main office of the Bank is situated at 6 West Second Street, Riverhead, New York. Its branch offices are located at Bohemia, Center Moriches, Cutchogue, Deer Park, East Hampton, Hampton Bays, Hauppauge, Manorville, Mattituck, Medford, Middle Island, Miller Place, Montauk, Port Jefferson, Port Jefferson Station, Riverhead, Sag Harbor, Sayville, Shore-ham, Smithtown, Southampton, Wading River, Water Mill, West Babylon, and Westhampton Beach, New York. An additional office in Amityville is scheduled to open in late 2009.

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

BUSINESS SEGMENT REPORTING

Suffolk County National Bank is a regional bank, which offers a wide array of products and services to its customers. Pursuant to its banking strategy, emphasis is placed on building relationships with its customers, as opposed to building specific lines of business. As a result, at December 31, 2008 and 2007, Suffolk is not organized around discernible lines of business and prefers to work as an integrated unit to customize solutions for its customers, with business line emphasis and product offerings changing over time as needs and demands change. See page 30 of this Annual Report to Shareholders for the fiscal year ended December 31, 2008.

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

Suffolk is a bank holding company registered under the Bank Holding Company Act (“BHC”Act) and is subject to supervision and regulation by the Federal Reserve Board. Federal laws subject bank holding companies to particular restrictions on the types of activities in which they may engage, and to a range of supervisory requirements and activities, including regulatory enforcement actions for violation of laws and policies.

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

Imposition of Liability for Undercapitalized Subsidiaries

The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) required each federal banking agency to revise its risk-based capital standards to ensure that those standards take adequate account of interest rate risk, concentration of credit risk, and the risks of nontraditional activities, as well as reflect the actual performance and expected risk of loss on multifamily mortgages. In accordance with the law, each federal banking agency has specified, by regulation, the levels at which an insured institution would be considered “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized.” Under these regulations, as of December 31, 2008, the Bank would be deemed to be “well capitalized.”

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

A national bank also may engage, subject to limitations on investment, in activities that are financial in nature, other than insurance underwriting, merchant banking, real estate development, and real estate investment, through a financial subsidiary of the bank, if the bank is “well capitalized,” “well managed,” and has at least a “satisfactory” CRA rating. Subsidiary banks of an FHC or national bank with financial subsidiaries must continue to be well capitalized and well managed in order to continue to engage in such activities without regulatory actions or restrictions, which could include divestiture of the financial subsidiary or subsidiaries. In addition, an FHC or a bank may not acquire a company that is engaged in such activities unless each of the subsidiary banks of the FHC or the bank has at least a “satisfactory” rating. At December 31, 2008, the Bank was rated as “outstanding.”

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

Additional information about the nature of these risks and how they are managed can be found in the following locations in this report:

Credit Risk: under the captions “Non-Performing Loans” and “Summary of Loan Losses and Allowance for Loan Losses” on page 13 of this report.

Interest Rate Risk: under the captions “Asset/Liability Management & Liquidity” and “Interest Rate Sensitivity” and on pages 16 and 17 of this report, respectively.

Market Risk: under the caption “Market Risk” on page 19 of this report.

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

Bank

The Bank’s main office campus, with three buildings, is located at 6 West Second Street, Riverhead, New York, title to which is held by the Town of Riverhead, New York Industrial Development Agency for reasons of tax abatement, but to which the Bank has all other rights of ownership. The Bank also owns a total of 12 properties with 12 buildings in fee, and holds 17 buildings under lease agreements. The bank also holds one building under lease agreements that will commence upon occupancy of the building in 2009. Management believes that the physical facilities are suitable and adequate and at present are being fully utilized. Suffolk, however, evaluates future needs continuously and anticipates other changes in its facilities during the next several years.

ITEM 3.	Legal Proceedings

There are no material legal proceedings, individually or in the aggregate, to which Suffolk or its subsidiaries are a party or of which any of the property is subject.

ITEM 4.	Submission of Matters to a Vote of Security Holders

None.

PART II

ITEM 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

Pages 6, 20, and 25 of this Annual Report to Shareholders for the fiscal year ended December 31, 2008.

Comparison of Cumulative Total Return of Suffolk Bancorp, Industry Index, and Broad Market (in $)

	1/1/04	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08
Suffolk Bancorp	100.00	102.12	101.35	116.38	97.62	115.12
NASDAQ Banks	100.00	114.44	111.80	125.47	99.45	72.51
NASDAQ US	100.00	108.84	111.16	122.11	132.42	63.80
source: CRSP Total Return Indices - NASDAQ

ASSUMES $100 INVESTED ON JANUARY 1, 2004 — ASSUMES DIVIDEND REINVESTED — FISCAL YEAR ENDING

DECEMBER 31, 2007

At January 31, 2009, there were approximately 1,470 equity holders of record and approximately 2,235 beneficial shareholders of the Company’s common stock. Information concerning dividends and the price range of the common stock can be found on page 6 of this Annual Report to Shareholders. The following table illustrates equity compensation plan information as of December 31, 2008:

Equity Compensation Plan Information (item 201(d))

Plan category at December 31, 2008	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (a)	Weighted-average exercise price of outstanding options, warrants, and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
	#	$	#
Equity compensation plans approved by security holders	142,500	27.45	1,020,500
Equity compensation plans not approved by security holders	—	—	—

Total	142,500	27.45	1,020,500

The Suffolk Bancorp 1999 Stock Option Plan which was in effect at December 31, 2008 expired on January 22, 2009 and was replaced by the Suffolk Bancorp 2009 Stock Incentive Plan on February 23, 2009. The new plan provides for 500,000 securities for future issuance under equity compensation plans. Accordingly, as of the date of filing of this document, the total in column C of this table would be 500,000.

ITEM 6.	Selected Quarterly Financial Data

Page 42 of this Annual Report to Shareholders for the fiscal year ended December 31, 2008.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Pages 7—23 of this Annual Report to Shareholders for the fiscal year ended December 31, 2008.

ITEM 7a.	Quantitative and Qualitative Disclosure about Market Risk

Page 19 of this Annual Report to Shareholders for the fiscal year ended December 31, 2008.

ITEM 8.	Financial Statements and Supplementary Date

Pages 24—42 of this Annual Report to Shareholders for the fiscal year ended December 31, 2008.

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9a.	Controls and Procedures

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

The Certifying Officers also have indicated that there were no significant changes in Suffolk’s internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation, and there were no corrective actions with regard to significant deficiencies and material weaknesses. Management’s Report on Internal Control over Financial Reporting is incorporated herein and can be found on page 23. The effectiveness of Suffolk’s internal control over financial reporting as of December 31, 2008, has been audited by Grant Thornton LLP whose report can be found on page 43.

PART III

ITEM 10.	Directors and Executive Officers of the Registrant

Pages 2 - 7 of Registrant’s Proxy Statement for its Annual Meeting of Shareholders to be held on April 14, 2009 is incorporated herein by reference.

EXECUTIVE OFFICERS

Name	Age	Position	Business Experience

J. Gordon Huszagh	55	President, Chief Executive Officer, & Chief Financial Officer	Feb-09	-	Present	President, CEO, CFO, and Director, Suffolk Bancorp
			Feb-09	-	Present	President, CEO, CFO, and Director, SCNB
			Jan-99	-	Present	CFO Suffolk Bancorp, SCNB
			Jan-99	-	Feb-09	EVP Suffolk Bancorp, SCNB
			Jan-97	-	Jan-99	SVP and CFO, SCNB
			Jan-97	-	Jan-99	SVP and CFO, SCNB
			Dec-92	-	Dec-96	SVP & Comptroller, SCNB
			Dec-88	-	Dec-92	VP & Comptroller, SCNB
			Dec-86	-	Dec-88	VP, SCNB
			Jan-83	-	Dec-86	Auditor, SCNB
			1975	-	1982	Eastern Federal Savings and Loan
Employed by SCNB since January 1983.

Robert C. Dick	59	Executive Vice President and Chief Lending Officer	Apr-00	-	Present	EVP, Suffolk Bancorp
			Apr-00	-	Present	EVP and Chief Lending Officer, SCNB
			Oct-99	-	Apr-00	SVP and Chief Lending Officer, SCNB
			Dec-88	-	Oct-99	SVP, Commercial Loans, SCNB
			Dec-82	-	Apr-88	VP, Commercial Loans, SCNB
			1965	-	1980	Security National Bank/Chemical Bank
Employed by SCNB since January 1980.

Frank D. Filipo	57	Executive Vice President, Retail Banking	Mar-03	-	Present	EVP, Suffolk Bancorp
			Mar-03	-	Present	EVP, Retail Banking, SCNB
			Sep-01	-	Mar-03	SVP, Retail Banking, SCNB
			Sep-96	-	Sep-01	Regional Administrator, North Fork Bank
			Apr-94	-	Sep-96	SVP, Commercial Loans, SCNB
			Jul-84	-	Apr-94	EVP, Senior Lending Officer, Bank of the Hamptons, N.A.
			1982	-	Jul-84	VP Commercial Loans, Continental Bank
Employed by SCNB from April 1994 to September 1996 and since September 2001.

ITEM 11.	Executive Compensation

Pages 8-18 of Registrant’s Proxy Statement for its Annual Meeting of Shareholders to be held on April 14, 2009 is incorporated herein by reference.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management

Pages 2, 12, 13, and 14 of Registrant’s Proxy Statement for its Annual Meeting of Shareholders to be held on April 14, 2009 is incorporated herein by reference.

ITEM 13.	Certain Relationships and Related Transactions

Page 4 of Registrant’s Proxy Statement for its Annual Meeting of Shareholders to be held on April 14, 2009 is incorporated herein by reference.

ITEM 14.	Principal Accountant Fees and Services

The following table presents the fees billed for each of the last two fiscal years by Suffolk’s principal accountant by category:

	2008	2007
Audit fees	$278,837	$355,143
Audit-related fees	35,160	25,167
Tax fees	—	—
All other fees	1,500	—

	$315,497	$380,310

The Audit Committee pre-approves all auditing services and permitted non-audit services (including the fees and terms thereof) to be performed for Suffolk by its independent auditor, subject to the de minimis exceptions for non-audit services described in Section

10A (i) (1) (B) of the Exchange Act which are approved by the Committee prior to the completion of the audit. The Audit Committee may form and delegate authority to subcommittees consisting of one or more members when appropriate, including the authority to grant pre-approvals of audit and permitted non-audit services, provided that decisions of such subcommittee to grant pre-approvals shall be presented to the full Audit Committee at its next scheduled meeting. Fees for consultation concerning the computation and filing of income taxes amounting to $45,000 for 2008 were paid to the firm of Marcum & Kliegman, LLP.

PART IV

ITEM 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

The following consolidated financial statements of the Registrant and Subsidiaries, and the accountant’s report thereon, are included on pages 24 through 44 inclusive.

Financial Statements (Consolidated)

Statements of Condition — December 31, 2008 and 2007.

Statements of Income — For the years ended December 31, 2008, 2007, and 2006.

Statements of Changes in Stockholders’ Equity — For the years ended December 31, 2008, 2007, and 2006.

Statements of Cash Flows — For the years ended December 31, 2008, 2007, and 2006.

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

A.	Certificate of Incorporation of Suffolk Bancorp (filed by incorporation by reference to Suffolk Bancorp’s Form 10-K for the fiscal year ended December 31, 1999, filed March 10, 2000)

B.	Bylaws of Suffolk Bancorp (filed by incorporation by reference to Suffolk Bancorp’s Form 10-K for the fiscal year ended December 31, 1999, filed March 10, 2000)

C.	Suffolk Bancorp 2009 Stock Incentive Plan (filed by incorporation by reference to Suffolk Bancorp’s Form 10-K for the fiscal year ended December 31, 2008, filed March 13, 2009)

D.	Suffolk Bancorp Form of Change-of-Control Employment Contract (filed by incorporation by reference to Suffolk Bancorp’s Form 10-K for the fiscal year ended December 31, 2008, filed March 13, 2009)

Reports on Form 8-K

The following reports were filed on Form 8-K during the three-month period ended December 31, 2008:

October 15, 2008, Item 2.02 Results of Operations and Financial Condition. Attached as an exhibit is the Company’s press release titled “Suffolk Bancorp Announces Earnings For The Third Quarter Of 2008” dated October 15, 2008.

November 25, 2008, Item 8.01 Other Events and Required FD Disclosure. Attached as an exhibit is the Company’s press release titled “Suffolk Bancorp Announces Regular Quarterly Dividend” dated November 25, 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUFFOLK BANCORP
March 13, 2009
(Registrant)

By:	/s/ EDGAR F. GOODALE	By:	/s/ JAMES E. DANOWSKI
	Edgar F. Goodale		James E. Danowski
	Chairman of the Board & Director		Director

By:	/s/ J. GORDON HUSZAGH	By:	/s/ JOSEPH A. GAVIOLA
	J. Gordon Huszagh		Joseph A. Gaviola
	President, Chief Executive Officer,		Director
Chief Financial Officer, & Director

		By:	/s/ DAVID A. KANDELL
David A. Kandell
Director

		By:	/s/ THOMAS S. KOHLMANN
Thomas S. Kohlmann
Director

		By:	/s/ TERENCE X. MEYER
Terence X. Meyer
Director

		By:	/s/ SUSAN V. B. O’SHEA
Susan V. B. O’Shea
Director

		By:	/s/ JOHN D. STARK, JR.
John D. Stark, Jr.
Director

DIRECTORS

James E. Danowski

Partner; Coughlin, Foundotos, Cullen & Danowski

(accounting firm)

Joseph A. Gaviola

Principal; Gaviola’s Montauk Market

Chris-Nic Properties

(retail, commercial and residential real estate)

Edgar F. Goodale

Chairman of the Board

President; Riverhead Building Supply Corp.

(building supply distributor)

J. Gordon Huszagh

President, Chief Executive Officer & Chief Financial Officer

David A. Kandell

Managing Partner; Kandell, Farnworth, & Pubins, C.P.A.’s

(accounting firm)

Thomas S. Kohlmann

Past Chairman, President & Chief Executive Officer

Terence X. Meyer

Managing Partner; Meyer, Meyer & Keneally, Esqs. L.L.P.

(attorneys)

Susan V. B. O’Shea

Managing Partner; O’Shea Properties

(commercial real estate)

John D. Stark, Jr.

Vice President; Foxwood Corporation

(manufactured housing)

OFFICERS

J. Gordon Huszagh

President, Chief Executive Officer & Chief Financial Officer

Robert C. Dick

Executive Vice President

Frank D. Filipo

Executive Vice President

Douglas Ian Shaw

Senior Vice President & Corporate Secretary

DIRECTORS

Edgar F. Goodale

Chairman of the Board

James E. Danowski

Joseph A. Gaviola

J. Gordon Huszagh

David A. Kandell

Thomas S. Kohlmann

Terence X. Meyer

Susan V. B. O’Shea

John. D. Stark, Jr.

EXECUTIVE OFFICERS

J. Gordon Huszagh

President, Chief Executive Officer,

& Chief Financial Officer

Robert C. Dick

Executive Vice President &

Chief Lending Officer

Frank D. Filipo

Executive Vice President

Retail Banking

LOANS

Bruce W. Bradley

Senior Vice President

David T. DeVito

Senior Vice President

Joan Brigante

Senior Vice President

Robert T. Ellerkamp

Vice President

Robert P. Grady

Vice President

Wendy Harris

Vice President

Paul D. Hawkins, Jr.

Vice President

Benjamin Mancuso

Vice President

Gerard H. McGuirk

Vice President

William Mitarotondo

Vice President

Deborah Simonetti

Vice President

Thomas J. Sullivan

Vice President

Frederick J. Weinfurt

Vice President

RETAIL BANKING

Stanley V. Gelish

Senior Vice President

Anita J. Nigrel

Senior Vice President

Cynthia D’Andrea

Vice President

Maureen Hines

Vice President

David E. Lebens

Vice President

Susan M. Martinelli

Vice President

Bohemia Office

Steve E. Horner

Vice President

Center Moriches Officer

Julia Pratt

Assistant Vice President

Cutchogue Office

Kim Sweeney

Assistant Vice President

Deer Park Office

Steven DeLuca

Vice President

East Hampton Pantigo Office

Robert Mangels

Assistant Vice President

East Hampton Village Office

Rebecca Collins

Assistant Vice President

Hampton Bays Office

David C. Barczak

Vice President

Hauppauge Office

Mark Harrigan

Vice President

Manorville Office

Tara Bodkin

Assistant Vice President

Mattituck Office

Janet V. Stewart

Vice President

Medford Office

Paul E. Vaas

Vice President

Middle Island Office

Geralyn Harper

Assistant Vice President

Miller Place Office

Cynthia Berner

Assistant Vice President

Montauk Harbor Office

Montauk Village Office

John J. McDonald

Vice President

Port Jefferson Harbor Office

Port Jefferson Village Officer

Jacqueline Brown

Vice President

Port Jefferson Station Office

Michael E. Newins

Vice President

Riverhead, Ostrander

Avenue Office

Angela R. Reese

Vice President

Riverhead, Second Street Office

Vincent Cangiano

Vice President

Sag Harbor Office

Susan Tooker

Assistant Vice President

Sayville Office

Pamela S. Werner

Assistant Vice President

Shoreham Office

Wendy A. Stapon

Vice President

Smithtown Office

Susan L. Hughes

Assistant Vice President

Southampton Office

Patricia Bolomey

Vice President

Wading River Office

John A. Maki

Assistant Vice President

Water Mill Office

Jill James

Vice President

West Babylon Office

Joanne Goodman

Assistant Vice President

Westhampton Beach Office

Jayne D. Ebert

Vice President

TRUST & ASSET

MANAGEMENT GROUP

Dan A. Cicale

Senior Vice President

& Trust Officer

Trust & Estate Services

Linda Schwartz

Vice President & Trust Officer

Warren Palzer

Vice President

Lori E. Thompson

Vice President

SCNB Financial Services, Inc.

Martin Mangialardi

Vice President

AUDIT

Maria R. Michaelson

Senior Vice President

Tricia Thomas-Hector

Vice President

COLLECTIONS

Christopher R. Martinelli

Vice President

COMPTROLLER

Stacey L. Moran

Vice President

& Comptroller

CORPORATE SERVICES

Douglas Ian Shaw

Senior Vice President &

Corporate Secretary

FACILITIES

Charles E. Anderson

Manager

HUMAN RESOURCES

Nancy Jacob

Senior Vice President

INFORMATION

SECURITY

Joanne Appel

Vice President &

Information Security Officer

INFORMATION

TECHONOLOGY

Mark J. Drozd

Senior Vice President &

Chief Information Officer

Fred A. Bohonan

Vice President

MARKETING

Brenda B. Sujecki

Vice President

OPERATIONS

Dennis F. Orski

Senior Vice President

Deanna L. Miller

Vice President

RISK MANAGEMENT &

COMPLIANCE

Jeanne P. Kelley

Senior Vice President

Linda Follett

Vice President

SECURITY

Alexander B. Doroski

Senior Vice President

Directory of Offices and Departments

Area Code (631)
ON THE WEB AT:	WWW.SCNB.COM	Telephone	FAX

Executive Offices	4 West Second Street, P.O. Box 9000, Riverhead, N.Y. 11901	208-2400	727-2638

Audit	4 West Second Street, P.O. Box 9000, Riverhead, N.Y. 11901	208-2285	727-8236

Bohemia Office	3880 Veterans Memorial Highway, Bohemia, N.Y. 11716	585-4477	585-4809

Business and Professional Banking Center	222 Middle Country Road, Smithtown, N.Y. 11787	979-3400	979-3430

Center Moriches Office	502 Main Street, Center Moriches, N.Y. 11934	878-8800	878-4431

Collections	206 Griffing Avenue, Riverhead, N.Y. 11901	208-2370	727-5732

Commercial Loans	4 West Second Street, P.O. Box 9000, Riverhead, N.Y. 11901	208-2201	727-5798

	3880 Veterans Memorial Highway, Bohemia, N.Y. 11716	580-0181	580-0183

	137 West Broadway, Port Jefferson, N.Y. 11777	642-1000	642-0200

	295 North Sea Road, Southampton, N.Y. 11968	287-3104	287-3296

Compliance	4 West Second Street, P.O. Box 9000, Riverhead, N.Y. 11901	208-2292	727-1399

Comptroller	4 West Second Street, P.O. Box 9000, Riverhead, N.Y. 11901	208-2270	369-2230

Consumer Loans	4 West Second Street, P.O. Box 9000, Riverhead, N.Y. 11901	208-2222	727-5521

Corporate Services (Investor Relations)	4 West Second Street, P.O. Box 9000, Riverhead, N.Y. 11901	727-5667	727-3214

Cutchogue Office	31525 Main Road, P.O. Box 702, Cutchogue, N.Y. 11935	734-5050	734-7759

Deer Park Office	21 East Industry Court, Suite 4, Deer Park, N.Y. 11729	274-4888	274-4810

Data Processing	206 Griffing Avenue, Riverhead, N.Y. 11901	208-2495	369-5834

East Hampton Pantigo Office	351 Pantigo Road, East Hampton, N.Y. 11937	324-2000	324-6367

East Hampton Village Office	99 Newtown Lane, East Hampton, N.Y. 11937	324-3800	324-3863

Facilities	4 West Second Street, P.O. Box 9000, Riverhead, N.Y. 11901	208-2333	208-0767

Hampton Bays Office	168 West Montauk Highway, Hampton Bays, N.Y. 11946	728-2700	728-8311

Hauppauge Office	110 Marcus Boulevard, Hauppauge, N.Y. 11788	436-5400	436-4454

Human Resources	4 West Second Street, P.O. Box 9000, Riverhead, N.Y. 11901	208-2310	727-3170

Investments and Insurance at SCNB	6 West Second Street, P.O. Box 9000, Riverhead, NY 11901	208-2380	727-3210

Manorville Office	460 County Road 111, Suite 18, Manorville, N.Y. 11949	281-8200	281-5695

Marketing	4 West Second Street, P.O. Box 9000, Riverhead, N.Y. 11901	208-2323	727-9223

Mattituck Office	10900 Main Road, P.O. Box 1420, Mattituck, N.Y. 11952	298-9400	298-9188

Medford Office	2801 Route 112, Suite B, Medford, N.Y . 11763	758-1500	758-1509

Middle Island Office	900 Middle Country Road, Middle Island, N.Y. 11953	345-0010	345-5377

Miller Place Office	159-21A Route 25A, Miller Place, N.Y. 11764	474-8400	474-5357

Montauk Harbor Office	541 West Lake Drive, P.O. Box 2368, Montauk, N.Y. 11954	668-4333	668-3643

Montauk Village Office	746 Montauk Highway, P.O. Box 743, Montauk, N.Y. 11954	668-5300	668-1214

Operations	206 Griffing Avenue, Riverhead, N.Y. 11901	208-2450	369-5834

Port Jefferson Harbor Office	135 West Broadway, Port Jefferson, N.Y. 11777	474-7200	331-7806

Port Jefferson Station Office	1510 Route 112, Port Jefferson Station, N.Y. 11776	473-0222	473-0775

Port Jefferson Village Office	228 East Main Street, Port Jefferson, N.Y. 11777	473-7700	473-9406

Residential Mortgage Loans	4 West Second Street, P.O. Box 9000, Riverhead, N.Y. 11901	208-2244	369-2468

Retail Banking	4 West Second Street, P.O. Box 9000, Riverhead, N.Y. 11901	208-2300	727-3873

Riverhead, Ostrander Avenue Office	1201 Ostrander Avenue, P.O. Box 9000, Riverhead, N.Y. 11901	727-6800	727-5095

Riverhead, Second Street Office	6 West Second Street, Riverhead, N.Y. 11901	208-2350	727-3210

Sag Harbor Office	17 Main Street, P.O. Box 1268, Sag Harbor, N.Y. 11963	725-3000	725-4627

Sayville Office	161 North Main Street, Sayville, N.Y . 11782	218-1600	218-9425

SCNB Financial Services, Inc.	31525 Main Road, P.O. Box 702, Cutchogue, N.Y. 11935	208-2380	727-3210

Shoreham Office	9926 Route 25A, P.O. Box 622, Shoreham , N.Y. 11786	744-4400	744-6743

Smithtown Office	222 Middle Country Road, Suite 108, Smithtown, N.Y. 11787	979-3400	979-3430

Southampton Office	295 North Sea Road, Southampton, N.Y. 11968	283-3800	287-3293

Trust and Asset Management	3880 Veterans Memorial Highway, Bohemia, N.Y. 11716	285-6600	285-6610

Wading River Office	2065 Wading River-Manor Road, Wading River, N.Y. 11792	929-6300	929-6799

Water Mill Office	828 Montauk Highway, P.O. Box 216, Water Mill, N.Y. 11976	726-4500	726-7573

West Babylon Office	955 Little East Neck Road, West Babylon, N.Y. 11704	669-7300	669-5211

Westhampton Beach Office	144 Sunset Avenue, Westhampton Beach, N.Y. 11978	288-4000	288-9252