Form 10-Q
period 2009-03-31
SUFFOLK BANCORP
filed 2009-05-08
CIK 754673

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

9,598,539 SHARES OF COMMON STOCK OUTSTANDING AS OF May 1, 2009

This page left blank intentionally.

SUFFOLK BANCORP AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION (un-audited)

Item 1.	Financial Statements

SUFFOLK BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CONDITION

(in thousands of dollars except for share and per share data)

	March 31, 2009	December 31, 2008
	un-audited
ASSETS
Cash & Due From Banks	$39,032	$41,513
Federal Funds Sold	—	—
Investment Securities:
Available for Sale, at Fair Value	417,349	382,357
Held to Maturity (Fair Value of $27,922 and $22,974, respectively)
Obligations of States & Political Subdivisions	16,728	11,830
Federal Reserve Bank Stock	652	638
Federal Home Loan Bank Stock	9,632	9,821
Corporate Bonds & Other Securities	100	100

Total Investment Securities	444,461	404,746

Total Loans	1,118,660	1,093,521
Less: Allowance for Loan Losses	9,990	9,051

Net Loans	1,108,670	1,084,470

Premises & Equipment, Net	23,175	22,740
Accrued Interest Receivable, Net	8,048	7,042
Excess of Cost Over Fair Value of Net Assets Acquired	814	814
Other Assets	19,832	21,494

TOTAL ASSETS	$1,644,032	$1,582,819

LIABILITIES & STOCKHOLDERS' EQUITY
Demand Deposits	$426,823	$439,380
Saving, N.O.W. & Money Market Deposits	571,112	482,204
Time Certificates of $100,000 or more	154,719	138,601
Other Time Deposits	159,064	156,252

Total Deposits	1,311,718	1,216,437
Federal Home Loan Bank Borrowings	183,000	187,200
Repurchase Agreements	—	37,620
Dividend Payable on Common Stock	2,110	2,108
Accrued Interest Payable	1,132	2,244
Other Liabilities	26,265	24,809

TOTAL LIABILITIES	1,524,225	1,470,418

STOCKHOLDERS' EQUITY
Common Stock (par value $2.50; 15,000,000 shares authorized; 9,590,571 and 9,610,730 shares outstanding at March 31, 2009 and December 31, 2008, respectively)	33,969	33,946
Surplus	21,044	20,782
Treasury Stock at Par (3,996,878 and 3,953,661 shares, respectively)	(9,992)	(9,989)
Retained Earnings	82,605	79,092

	127,626	123,831
Accumulated Other Comprehensive Loss, Net of Tax	(7,819)	(11,430)

TOTAL STOCKHOLDERS' EQUITY	119,807	112,401

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$1,644,032	$1,582,819

See accompanying notes to consolidated financial statements.

SUFFOLK BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands of dollars except for share and per share data)

	For the Three Months Ended
	March 31, 2009	March 31, 2008
	un-audited	un-audited
INTEREST INCOME
Federal Funds Sold	$—	$1
United States Treasury Securities	99	99
Obligations of States & Political Subdivisions	1,693	1,511
Mortgage-Backed Securities	1,833	1,832
U.S. Government Agency Obligations	787	1,058
Corporate Bonds & Other Securities	58	181
Loans	17,229	17,285

Total Interest Income	21,699	21,967

INTEREST EXPENSE
Saving, N.O.W. & Money Market Deposits	931	1,318
Time Certificates of $100,000 or more	573	1,146
Other Time Deposits	950	1,870
Federal Funds Purchased and Repurchase Agreements	120	516
Interest on Other Borrowings	987	1,254

Total Interest Expense	3,561	6,104

Net-interest Income	18,138	15,863
Provision for Loan Losses	975	225

Net-interest Income After Provision for Loan Losses	17,163	15,638

OTHER INCOME
Service Charges on Deposit Accounts	1,329	1,373
Other Service Charges, Commissions & Fees	806	719
Fiduciary Fees	286	372
Net Securities Gains	—	3,737
Other Operating Income	343	149

Total Other Income	2,764	6,350

OTHER EXPENSE
Salaries & Employee Benefits	6,832	6,337
Net Occupancy Expense	1,348	1,104
Equipment Expense	572	527
Other Operating Expense	2,924	2,386

Total Other Expense	11,676	10,354

Income Before Provision for Income Taxes	8,251	11,634
Provision for Income Taxes	2,592	4,075

NET INCOME	$5,659	$7,559

Average: Common Shares Outstanding	9,590,571	9,593,554
Dilutive Stock Options	19,135	12,610

Average Total Common Shares and Dilutive Options	9,609,706	9,606,164

EARNINGS PER COMMON SHARE Basic	$0.59	$0.79
Diluted	$0.59	$0.79

DIVIDENDS PER COMMON SHARE	$0.22	$0.22

See accompanying notes to consolidated financial statements.

SUFFOLK BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands of dollars)

	For the Three Months Ended
	March 31, 2009	March 31, 2008
	un-audited	un-audited
NET INCOME	$5,659	$7,559

ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH

CASH FLOWS FROM OPERATING ACTIVITIES
Provision for Loan Losses	975	225
Depreciation & Amortization	632	575
Net Security Gains	—	(3,737)
Stock Based Compensation	36	50
Accretion of Discounts	(59)	(32)
Amortization of Premiums	259	161
Increase in Accrued Interest Receivable	(1,005)	(598)
Decrease in Other Assets	341	3,650
Decrease in Accrued Interest Payable	(1,112)	(168)
Increase in Other Liabilities	224	1,199

Net Cash Provided by Operating Activities	5,950	8,884

CASH FLOWS FROM INVESTING ACTIVITIES
Principal Payments on Investment Securities Available for Sale	9,734	8,454
Proceeds from Sale of Investment Securities Available for Sale	—	3,737
Maturities of Investment Securities; Available for Sale	10,000	—
Purchases of Investment Securities; Available for Sale	(48,860)	(24,674)
Maturities of Investment Securities; Held to Maturity	290	145
Purchases of Investment Securities; Held to Maturity	(5,014)	(2,201)
Loan Disbursements & Repayments, Net	(25,075)	(50,595)
Purchases of Premises & Equipment, Net	(1,067)	(445)
Disposition of Other Real Estate Owned	—	—

Net Cash Used in Investing Activities	(59,992)	(65,579)

CASH FLOWS FROM FINANCING ACTIVITIES
Net Increase in Deposit Accounts	95,280	2,630
Dividends Paid to Shareholders	(2,108)	(2,121)
Treasury Shares Acquired	—	(1,253)
Dividend Reinvestment in Common Stock	209	—
Net (Payments of) Proceeds from Other Borrowings	(41,820)	48,850

Net Cash Provided by Financing Activities	51,561	48,106

Net Increase in Cash & Cash Equivalents	(2,481)	(8,589)
Cash & Cash Equivalents Beginning of Period	41,513	59,333

Cash & Cash Equivalents End of Period	$39,032	$50,744

Supplemental Disclosure of Cash Flow Information
Cash Received During the Three Month Period for Interest	$20,693	$21,370

Cash Paid During the Three Month Period for:
Interest	$4,673	$6,272
Income Taxes	3,332	3,774

Total Cash Paid for Interest & Income Taxes	$8,005	$10,046

See accompanying notes to consolidated financial statements.

SUFFOLK BANCORP AND SUBSIDIARIES

NOTES TO THE UN-AUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1)    Basis of Presentation

In the opinion of management, the accompanying un-audited consolidated financial statements of Suffolk Bancorp (Suffolk) and its consolidated subsidiaries have been prepared to reflect all adjustments (consisting solely of normally recurring accruals) necessary for a fair presentation of the financial condition and results of operations for the periods presented. Certain information and footnotes normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) have been condensed or omitted. Notwithstanding, management believes that the disclosures are adequate to prevent the information from misleading the reader, particularly when the accompanying consolidated financial statements are read in conjunction with the audited consolidated financial statements and notes thereto included in the Registrant’s Annual Report on Form 10-K, for the year ended December 31, 2008.

The results of operations for the three months ended March 31, 2009 are not necessarily indicative of the results of operations to be expected for the remainder of the year.

(2)    Stock-based Compensation

At March 31, 2009, Suffolk had one stock-based employee compensation plan, the Suffolk Bancorp 2009 Stock Incentive Plan (“the Plan”), under which 500,000 shares of Suffolk’s common stock were originally reserved for issuance to key employees, and of which none had yet been issued at that date. The Plan was subsequently approved by the shareholders at their annual meeting on April 14, 2009. Options are awarded by a committee appointed by the Board of Directors. The Plan provides that the option price shall not be less than the fair value of the common stock on the date the option is granted. All options are exercisable for a period of ten years or less. The Plan provides for but does not require the grant of stock appreciation rights that the holder may exercise instead of the underlying option. When the stock appreciation right is exercised, the underlying option is canceled. The optionee receives shares of common stock or cash with a fair market value equal to the excess of the fair value of the shares subject to the option at the time of exercise (or the portion thereof so exercised) over the aggregate option price of the shares set forth in the option agreement. The exercise of stock appreciation rights is treated as the exercise of the underlying option. Options vest after one year and expire after ten years except as otherwise specified in the option agreement.

Suffolk accounts for stock based compensation in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 123(R), “Share-Based Payment” (“SFAS 123(R)”). This statement requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. During the three months ended March 31, 2009, $36,000 of compensation expense, net of a tax benefit of $15,000, was recorded for stock-based compensation. As of March 31, 2009, there was $115,000 of total unrecognized compensation cost, net of estimated forfeitures, related to non-vested options under the Plan. That cost is expected to be recognized over a remaining period of 10 months.

The following table presents the options granted, exercised, or expired during the three months ended March 31, 2009:

	Shares	Wtd. Avg. Exercise
Balance at December 31, 2008	142,500	$27.61
Options granted	15,000	28.30
Options exercised	(3,000)	13.13
Options expired or terminated	—	—

Balance at March 31, 2009	154,500	$27.81

The following table presents certain information about the valuation of options granted during the quarter ended March 31, 2009 and the year ended December 31, 2008:

At, or during,	Quarter Ended 3/31/2009	Year Ended 12/31/2008
Exercisable options (vested)	139,500	127,500
Weighted average fair value of options (Black-Scholes model) at date of grant:	$9.24	$10.38

Black-Scholes Assumptions:
Risk-free interest rate	3.17%	3.59%
Expected dividend yield	3.06%	2.82%
Expected life in years	10	10
Expected volatility	36.90%	35.40%

The following table details contractual weighted-average lives of outstanding options at various prices:

	By range of exercise prices
from to	$13.13 15.50	$28.30 32.90	$34.39 34.95
Outstanding stock options	39,000	82,000	33,500
Weighted-average remaining life	1.47	7.34	6.08
Weighted-average exercise price	$14.71	$31.21	$34.74

Exercisable stock options	39,000	67,000	33,500
Weighted-average remaining life	1.47	6.78	6.08
Weighted-average exercise price	$14.71	$31.86	$34.74

		Weighted-average
At all prices	Options	price	life (yrs)
Total outstanding(1)	154,500	$27.81	5.58
Total exercisable	139,500	$27.75	5.12

(1)	Options to purchase 135,365 shares of common stock at a range of $28.30-$34.95 per share were outstanding during the first quarter of 2009 but were not included in the computation of diluted Earnings-Per-Share (“EPS”) on the Consolidated Statement of Income because the exercise price was greater than the average market price of the common shares. These options expire beginning in 2013.

(3) Income Taxes

Under the liability method, deferred tax assets and liabilities are determined by the difference between the financial statement, and the tax bases of assets and liabilities. Deferred tax assets are subject to management’s judgment of available evidence that future realization is more likely than not. If management determines that Suffolk may be unable to realize all or part of the net deferred tax assets in the future, a direct charge to income tax expense may be required to reduce the recorded value of the net deferred tax asset to the amount management expects can be realized. On July 13, 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Only tax positions that meet a “more-likely-than-not” recognition threshold at the effective date may be recognized or continue to be recognized upon adoption of FIN 48. Suffolk has adopted the provisions of FIN 48 as of January 1, 2007. As of March 31, 2009, Suffolk had a liability for unrecognized tax benefits in the amount of $116,000. There have been no material changes in unrecognized tax benefits since January 1, 2009. Suffolk recognizes interest and penalties accrued relating to unrecognized tax benefits in income tax expense.

(4) Investments

In September 2006, FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). This statement defines fair value, establishes a framework for measuring fair value in accordance with U.S. GAAP and expands disclosures about fair value measurements. The definition of fair value retains the exchange price notion, however this statement clarifies that the exchange price is the price in an orderly transaction between market participants to sell the asset or transfer the liability in the principal market for the asset or liability. This statement emphasizes that fair value is a market-based measurement, not an entity-specific measurement, therefore a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. This statement clarifies that market participant assumptions include assumptions about risk, the risk inherent in a particular valuation technique used to measure fair value and/or the risk inherent in the inputs to the valuation technique, as well as the effect of credit risk on the fair value of liabilities. This statement also expands disclosures about the use of fair value to measure assets and liabilities in interim and annual periods, focusing on the inputs used to measure fair value. The three levels of the fair value inputs under SFAS No. 157 are described below:

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

Suffolk has adopted the provisions of SFAS 157 as of January 1, 2008. The following table summarizes fair value measurements as of March 31, 2009: (in thousands)

		Fair Value Measurements Using
Description	3/31/2009	Active Markets for Identical Assets Quoted Prices in (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities	$417,349	$121,603	$295,746	—
Impaired Loans	12,077	—	—	$12,077

Total	$429,426	$121,603	$295,746	$12,077

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

The net unrealized gain of Suffolk’s investment securities available for sale increased by $8.9 million during the quarter ended March 31, 2009, from a net unrealized loss of $3.2 million at December 31, 2008, to a net unrealized gain of $5.6 million at March 31, 2009. The gain is mainly attributable to a $7.3 million increase in the market value of obligations of states and political subdivisions, and a decrease of $1.6 million in the unrealized losses attributable to collateralized mortgage obligations.

On April 9, 2009, FASB issued three Final Staff Positions (FSPs) intended to provide additional application guidance and disclosures regarding fair value measurements and impairments of securities. FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” provides additional guidance in determining fair values when the volume and level of activity for the asset or liability have significantly decreased, particularly when there is no active market or where the price inputs being used represent distressed sales. It also provides guidelines for making fair value measurements more consistent with principles presented in SFAS No. 157, reaffirming the need to use judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets become inactive.

FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” requires fair value disclosures for any financial instruments that are not currently reflected on the balance sheet of companies at fair value. Prior to issuing this FSP, fair values for these assets and liabilities were only disclosed annually. The FSP now requires these disclosures on a quarterly basis, providing qualitative and quantitative information about fair value estimates for all those financial instruments not measured on the balance sheet at fair value.

FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” provides additional guidance to bring greater consistency to the timing of impairment recognition and to provide greater clarity to investors about the credit and noncredit components of impaired debt securities that are not expected to be sold. The measure of impairment in comprehensive income remains fair value. The FSP also requires increased disclosures regarding cash flows, credit losses, and an aging of securities with unrealized losses. The FSPs are effective for interim and annual periods ending after June 15, 2009, but entities may early adopt the FSPs for the interim and annual periods ending after March 15, 2009. Suffolk is currently evaluating the impact of the FSPs on it financial condition, results of operations, and disclosures.

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

(5)    Retirement Plan

Suffolk accounts for its retirement plan in accordance with SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R).” This statement requires an employer that is a business entity and sponsors one or more single-employer defined benefit plans to recognize the funded status of a benefit plan in its statement of financial position; recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost pursuant to FASB No. 87 or No. 106; measure defined benefit plan assets and obligation as of the date of the employer’s fiscal year-end statement of financial position (with limited exceptions); and disclose in the notes to financial statements additional information about certain effects of net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset and obligation. Upon initial application of this statement and subsequently, an employer should continue to apply the provisions in Statements 87, 88, and 106 in measuring plan assets and benefit obligations as of the date of its statement of financial position and in determining the amount of net periodic benefit cost. An employer with publicly traded equity securities was required to recognize initially the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. Suffolk has adopted the provisions of SFAS No. 158, which have been recorded in the accompanying consolidated statement of condition and disclosures.

In accordance with the requirements of SFAS No. 132(R), Suffolk presents information concerning net periodic defined benefit pension expense for the quarter and year to date periods ended March 31, 2009 and 2008, including the following components:

	3 months 3/31/2009	3 months 3/31/2008
Service cost	$342,627	$381,774
Interest cost	383,508	460,410
Expected return on plan assets	(317,917)	(587,170)
Amortization of prior service cost	196,498	(281)
Amortization of unrecognized net actuarial loss	—	—

Net periodic benefit expense	$604,716	$254,734

Suffolk currently expects to contribute approximately $2,300,000 to the pension plan in June of 2009. There were no additional contributions required to be made to the plan in the three months ended March 31, 2009.

(6)    Recent Accounting Pronouncements

In December 2007, FASB revised SFAS No. 141, “Business Combinations” (SFAS No. 141(R)). This statement requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date. This statement recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase. This statement also defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquiree achieves control. Additionally this statement determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement is effective for fiscal years beginning after December 15, 2008. Suffolk has evaluated SFAS No. 141(R) and determined that there is no impact on its financial condition, results of operations, and disclosures.

In December 2007, FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (SFAS No. 160). This statement applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding non-controlling interest in one or more subsidiaries or that deconsolidate a subsidiary. This statement amends ARB No. 51 to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary.

This statement is effective for fiscal years beginning after January 1, 2009. Suffolk has evaluated SFAS No. 160 and determined that there is no impact on its financial condition, results of operations, and disclosures.

In March 2008, FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (SFAS No. 161). This statement requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This statement is effective for fiscal years and interim periods beginning after November 15, 2008. Suffolk has evaluated SFAS No. 161 and determined that there is no impact on its financial condition, results of operations, and disclosures.

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

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

For the Three-Month Periods ended March 31, 2009 and 2008

Recent Developments

During the quarter, credit became somewhat less available throughout the economy as sub-prime mortgages granted during the previous several years defaulted, reducing capital at banks and other financial institutions that held them, whether directly or through derivative securities backed by these mortgages. This reduced banks’ capacity and inclination to lend, and investors’ willingness to purchase mortgage-backed securities. This was offset, to some degree, by investments in banks made by the U.S. Treasury through the Troubled Asset Relief Program (“TARP”). The market for securities backed by these mortgages remained illiquid as investors continued to be unable to value them accurately. As a result, a number of financial institutions took losses, further reducing the amount of capital available to support lending. The value of a number of other derivative securities was similarly uncertain, including such instruments as credit default swaps, and individuals and financial institutions became reluctant to lend to one another. The contraction of credit led to a lack of confidence in the ability of other industries to continue to operate profitably, triggering a decline in equity markets. Federal officials took a number of unprecedented steps to stabilize credit markets, including not only TARP, but reductions in certain target rates of interest to near zero, and certain other guarantees of private obligations. The effectiveness of these steps remains unclear. Residential real estate continued to decline in value, further diminishing investors’ confidence and resulting in further declines in the value of banking stocks. However, during the previous year, rates of interest for shorter terms dropped more than those for longer terms, resulting in a steeper “yield curve” which lessened pressure on most banks’ net interest margin. This was primarily the result of reductions by the Federal Reserve Board in its targets for federal funds and discount rates. Even so, at times, actual rates for overnight lending greatly exceeded the target rates. Rates were volatile throughout the period.

At Suffolk, interest income was flat despite an increase in total net loans, but net interest income increased because of lesser interest expense. The net interest margin increased to 4.97 percent in the first quarter of 2009, up from 4.78 percent, in the first quarter of 2008.

Return on average equity decreased to 19.63 percent for the first quarter in 2009, down from 27.44 percent during the first quarter of 2008, and earnings-per-share decreased from $.79 in the first quarter of 2008 to $.59 in the first quarter of 2009. The decrease in return on average equity and earnings-per-share is the result of a net gain on sale of securities during the first quarter of 2008, the proceeds of which were realized from the sale of shares issued by Visa, Inc. in connection with its initial public offering. Suffolk’s subsidiary, Suffolk County National Bank, was a member of the former Visa, Inc. payments organization and was issued shares when Visa, Inc. was organized. Approximately 39 percent of those shares were redeemed in connection with the initial public offering. The remaining shares remain restricted because of unsettled litigation pending against Visa, Inc. Visa, Inc., at its discretion, may redeem additional restricted shares in order to resolve pending litigation. The restriction expires upon resolution of the pending litigation. Accordingly, Suffolk has recorded these shares at zero in the accompanying statement of condition. Upon expiration of the restriction, Suffolk expects to record the fair value of the remaining shares.

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

•	Managing net loan charge-offs aggressively. During the first quarter of 2009, net charge-offs amounted to 1 basis point of average net loans, on an annualized basis.

•

Managing of the investment portfolio to provide downside protection from falling rates, and continued purchases of municipal securities, currently providing liquidity as well as higher returns net of taxes, and some protection from falling interest rates.

•

Managing capital closely, maintaining total risk-based capital (“TRBC”) at a small margin above 10.00 percent which qualifies as “well-capitalized” with regulatory agencies and affords certain advantages to the banking subsidiary. Growth in the core business during the quarter was sufficient to provide employ all retained earnings, and no shares were repurchased.

Net Income

Net income was $5,659,000 for the quarter, down 25.1 percent from $7,559,000 posted during the same period last year. Earnings-per-share for the quarter were $0.59 versus $0.79, a decrease of 25.3 percent. However, included in net income of the first quarter of 2008, is $2,429,000 attributed to the Visa, Inc. transaction, net of income taxes. Accordingly, to compare the quarter of 2009 to the prior comparable quarter of 2008, exclusive of the Visa, Inc. transaction, earnings-per-share were $0.59, an increase of 9.3 percent from $0.54 during the comparable period of 2008. Net income was $5,659,000 up 10.3 percent from $5,130,000 during same quarter last year. Without the Visa, Inc. transaction, return on average equity increased to 19.63 percent from 18.62 percent last year

Interest Income

Interest income was $21,699,000 for the first quarter of 2009, down 1.2 percent from $21,967,000 posted for the same quarter in 2008. Average net loans during the first quarter of 2009 totaled $1,088,546,000 compared to $969,473,000 for the same period of 2008. During the first quarter of 2009, the yield on a fully taxable-equivalent basis was 5.90 percent on average earning assets of $1,530,126,000 down from 6.53 percent on average earning assets of $1,393,158,000 during the first quarter of 2008. Interest income remained flat from quarter to quarter.

Interest Expense

Interest expense for the first quarter of 2009 was $3,561,000, down 41.7 percent from $6,104,000 for the same period of 2008. During the first quarter of 2009, the cost of funds was 1.36 percent on average interest-bearing liabilities of $1,045,294,000, down from 2.59 percent on average interest-bearing liabilities of $944,243,000 during the first quarter of 2008. Interest expense decreased due to decreased rates paid for Savings, N.O.W. and Money Market deposits, time certificates and borrowings.

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

Net Interest Income

Net interest income, before the provision for loan losses, is the largest component of Suffolk’s earnings. It was $18,138,000 for the first quarter of 2009, up 14.3 percent from $15,863,000 during the same period of 2008. The net interest margin for the quarter, on a fully taxable-equivalent basis, was 4.97 percent compared to 4.78 percent for the same period of 2008.

The following table details the components of Suffolk’s net interest income for the quarter on a taxable-equivalent basis: (in thousands)

	March 31,
	2009			2008
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
INTEREST-EARNING ASSETS
U.S. Treasury securities	$10,093	$101	4.00%	$10,017	$101	4.03%
Collateralized mortgage obligations	128,967	1,823	5.65	137,980	1,818	5.27
Mortgage backed securities	596	10	6.71	834	14	6.71
Obligations of states and political subdivisions	182,787	2,570	5.62	159,634	2,295	5.75
U.S. govt. agency obligations	108,598	787	2.90	105,958	1,058	3.99
Corporate bonds and other securities	10,431	58	2.22	9,159	181	7.90
Federal funds sold and securities purchased under agreements to resell	108	—	—	103	1	3.88
Loans, including non-accrual loans
Commercial, financial & agricultural loans	223,667	3,315	5.93	211,118	3,812	7.22
Commercial real estate mortgages	355,642	6,123	6.89	321,384	5,785	7.20
Real estate construction loans	133,869	2,305	6.89	88,137	1,938	8.80
Residential mortgages (1st and 2nd liens)	209,135	3,173	6.07	182,968	2,886	6.31
Home equity loans	74,430	765	4.11	66,299	1,131	6.82
Consumer loans	91,223	1,548	6.79	97,639	1,733	7.10
Other loans (overdrafts)	580	—	—	1,928	—	—

Total interest-earning assets	$1,530,126	$22,578	5.90%	$1,393,158	$22,753	6.53%

Cash and due from banks	$40,394			$46,556
Other non-interest-earning assets	56,136			52,613

Total assets	$1,626,656			$1,492,327

INTEREST-BEARING LIABILITIES
Saving, N.O.W. and money market deposits	$551,189	$931	0.68%	$414,194	$1,318	1.27%
Time deposits	292,190	1,523	2.08	318,978	3,016	3.78
Total saving and time deposits	843,379	2,454	1.16	733,172	4,334	2.36
Federal funds purchased and securities sold under agreement to repurchase	19,706	120	2.44	57,147	516	3.61
Other borrowings	182,209	987	2.17	153,924	1,254	3.26

Total interest-bearing liabilities	$1,045,294	$3,561	1.36%	$944,243	$6,104	2.59%

Rate spread			4.54%			3.95%
Non-interest-bearing deposits	$429,056			$410,498
Other non-interest-bearing liabilities	36,972			27,397

Total liabilities	$1,511,322			$1,382,138
Stockholders' equity	115,334			110,189

Total liabilities and stockholders' equity	$1,626,656			$1,492,327

Net-interest income (taxable-equivalent basis) and effective interest rate differential		$19,017	4.97%		$16,649	4.78%
Less: taxable-equivalent basis adjustment		(879)			(786)

Net-interest income		$18,138			$15,863

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

	In 2009 over 2008 Changes Due to Volume	Rate	Net Change
Interest-earning assets
U.S. Treasury securities	$1	$(1)	$—
Collateralized mortgage obligations	(123)	128	5
Mortgage-backed securities	(4)	—	(4)
Obligations of states & political subdivisions	326	(51)	275
U.S. government agency obligations	26	(297)	(271)
Corporate bonds & other securities	22	(145)	(123)
Federal funds sold & securities purchased under agreements to resell	—	(1)	(1)
Loans, including non-accrual loans	1,998	(2,054)	(56)

Total interest-earning assets	$2,246	$(2,421)	$(175)

Interest-bearing liabilities
Saving, N.O.W. & money market deposits	$351	$(738)	$(387)
Time deposits	(235)	(1,258)	(1,493)
Federal funds purchased & securities sold under agreements to repurchase	(265)	(131)	(396)
Other borrowings	203	(470)	(267)

Total interest-bearing liabilities	$54	$(2,597)	$(2,543)

Net change in net interest income (taxable-equivalent basis)	$2,192	$176	$2,368

Other Income

Other income decreased to $2,764,000 for the quarter compared to $6,350,000 the previous year, down 56.5 percent. Service charges on deposits were down 3.2 percent. Service charges, including commissions and fees other than for deposits, increased by 12.1 percent. Trust revenue was down 23.1 percent. Other operating income increased by 130.2 percent. Proceeds received in connection with shares redeemed as part of the Visa, Inc. initial public offering resulted in a net securities gain of $3,737,000 during the first quarter of 2008. There were no sales of securities during the three months ended March 31, 2009.

Other Expense

Other expense for the first quarter of 2009 was $11,676,000, up 12.8 percent from $10,354,000 for the comparable period in 2008. Employee compensation increased by 7.8 percent, net occupancy expense increased 22.1 percent, equipment expense increased by 8.5 percent, and other operating expense increased by 22.5 percent. There were two significant items contributing to the increase in the category. One is increased net assessments by the FDIC for deposit insurance made in response to the current unrest in the banking industry. This amounted to $424,000 in 2009 compared to $36,000 in 2008, an increase of 1,078 percent. The increased assessment is a result of the FDIC’s anticipation of greater demands on the Bank Insurance Fund in the future. Also increasing reported expense was the expiration during 2008 of a one-time credit previously granted by the FDIC. The second significant item is additional expense for the employee pension plan necessary after the value of plan assets declined during 2008 at the same time that the rate at which the future payments are discounted declined, resulting in a greater current liability. This amounted to $605,000 in 2009 compared to $255,000 in 2008, an increase of 137 percent. However, the provision for income taxes declined by 36.4 percent, primarily because of the VISA transaction the previous year.

Capital Resources

Stockholders’ equity totaled $119,807,000 on March 31, 2009, an increase of 6.6 percent from $112,401,000 on December 31, 2008. This was the result of net income, as well as a decrease in the depreciation in the market value of securities available for sale, offset by cash dividends declared. The ratio of equity to assets was 7.3 percent at March 31, 2009 and 7.1 percent at December 31, 2008.

The following table details amounts and ratios of Suffolk’s regulatory capital: (in thousands of dollars except ratios)

	Actual		For capital adequacy		To be well capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2009
Total Capital (to risk-weighted assets)	$137,093	10.82%	$101,350	8.00%	$126,688	10.00%
Tier 1 Capital (to risk-weighted assets)	126,684	10.00%	50,675	4.00%	76,013	6.00%
Tier 1 Capital (to average assets)	126,684	7.79%	65,029	4.00%	81,286	5.00%

As of December 31, 2008
Total Capital (to risk-weighted assets)	$131,884	10.59%	$99,585	8.00%	$124,482	10.00%
Tier 1 Capital (to risk-weighted assets)	122,833	9.87%	49,793	4.00%	74,689	6.00%
Tier 1 Capital (to average assets)	122,833	7.90%	62,172	4.00%	77,214	5.00%

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

The provision for the allowance for loan losses was $975,000 for the first quarter of 2009, and $225,000 for the comparable period in 2008. Net charge-offs were $36,000 for the first quarter of 2009 compared to $30,000 for the first quarter of 2008.

The following table presents information about the allowance for loan losses: (in thousands of dollars except for ratios)

	For the last 12 months	For the three months ended
		Mar. 31 2009	Dec. 31 2008	Sept. 30 2008	June 30 2008
Allowance for loan losses
Beginning balance	$7,852	$9,051	$7,970	$7,885	$7,852
Total charge-offs	(999)	(65)	(269)	(369)	(296)
Total recoveries	351	29	94	154	74
Reclass to Allowance for Contingent Liabilities	(14)	—	31	—	(45)
Provision for loan losses	2,800	975	1,225	300	300

Ending balance	$9,990	$9,990	$9,051	$7,970	$7,885

Coverage ratios
Loans, net of discounts: average	$1,059,273	$1,097,834	$1,069,976	$1,047,062	$1,022,218
at end of period	1,075,218	1,118,660	1,093,521	1,061,658	1,027,031
Non-performing assets	4,792	8,380	4,884	2,163	3,742
Non-performing assets/total loans (net of discount)	0.44%	0.75%	0.45%	0.20%	0.36%
Net charge-offs/average net loans (annualized)	0.06%	0.01%	0.07%	0.08%	0.09%
Allowance/non-accrual, restructured, & OREO	272.09%	119.21%	185.32%	449.01%	334.82%
Allowance for loan losses/net loans	0.81%	0.89%	0.83%	0.75%	0.77%

Suffolk has financial and performance letters of credit. Financial letters of credit require Suffolk to make payment if the customer’s financial condition deteriorates, as defined in the agreements. Performance letters of credit require Suffolk to make payments if the customer fails to perform certain non-financial contractual obligations. The maximum potential undiscounted amount of future payments of these letters of credit as of March 31, 2009 is $27,283,000 and they expire as follows: (in thousands)

2009	$18,911
2010	6,898
2011	1,396
2012	—
Thereafter	78

$27,283

Amounts due under these letters of credit would be reduced by any proceeds that Suffolk would be able to obtain in liquidating the collateral for the loans, which varies depending on the customer. The allowance for contingent liabilities includes a provision of $41,000 for losses based on the letters of credit outstanding as of March 31, 2009.

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

Deferred Tax Assets and Liabilities

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

Investment Securities

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

Market Risk

Suffolk originates and invests in interest-earning assets and solicits interest-bearing deposit accounts. Suffolk’s operations are subject to market risk resulting from fluctuations in interest rates to the extent that there is a difference between the amounts of interest-earning assets and interest-bearing liabilities that are prepaid, withdrawn, mature, or re-priced in any given period of time. Suffolk’s earnings or the net value of its portfolio (the present value of expected cash flows from liabilities) will change when interest rates change. The principal objective of Suffolk’s asset/liability management program is to maximize net interest income while keeping risks acceptable. These risks include both the effect of changes in interest rates, and risks to liquidity. The program also provides guidance to management in funding Suffolk’s investment in loans and securities. Suffolk’s exposure to interest-rate risk has not changed substantially since December 31, 2008.

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

Suffolk’s Chief Executive Officer and Chief Financial Officer (collectively, the “Certifying Officers”) are responsible for establishing and maintaining disclosure controls and procedures as defined in Rules 13a-15(e) of the Securities Exchange Act of 1934 for Suffolk. Based upon their evaluation of these controls and procedures as of March 31, 2009, the Certifying Officers have concluded that Suffolk’s disclosure controls and procedures are effective.

In addition, there has been no significant change in Suffolk’s internal controls over financial reporting that occurred during Suffolk’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, Suffolk’s internal controls over financial reporting.

PART II—OTHER INFORMATION

Item 5.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information about repurchases of common stock:

	For the last 12 months	For the three months ended
		Mar. 31 2009	Dec. 31 2008	Sept. 30 2008	June 30 2008
Average price per share of quarterly repurchases	$—	$32.34	$—	$—	$—
Aggregate cost of quarterly repurchases	$39,358	$39,358	$—	$—	$—
Repurchases of common stock
Treasury stock, beginning balance	3,995,661	3,995,661	3,995,661	3,995,661	3,995,661
Repurchases(1)	1,217	1,217	—	—	—

Treasury stock, ending balance	3,996,878	3,996,878	3,995,661	3,995,661	3,995,661

(1)	Shares repurchased in payment of exercised employee incentive stock options. No shares were repurchased in market transactions.

Item 6.	Submission of Matters to a Vote of Security Holders

The annual meeting of the shareholders was held at 1:00 PM on April 14, 2009 at the Administrative Center of the Suffolk County National Bank in Riverhead, New York. Three directors were elected for a term of three years and one director for a term of two years; the appointment of Grant Thornton, L.L.P. as independent auditors for the fiscal year ending December 31, 2009 was ratified; and the Suffolk Bancorp 2009 Stock Incentive Plan was approved.

The following table details the vote:

	Shares Voted
	For	Withheld
Nominees for Director for a term of 3 years
James E. Danowski	7,673,868	318,836
Thomas S. Kohlmann	7,544,118	448,586
Terence X. Meyer	7,630,042	362,662

	For	Withheld
Nominee for Director for a term of 2 years
J. Gordon Huszagh	7,713,124	279,580

	For	Against	Abstain
Ratification of Independent Auditors
Grant Thornton, L.L.P.	7,865,730	5,608	121,365

	For	Against	Abstain
Approval of Suffolk Bancorp 2009 Stock Incentive Plan	5,642,669	405,321	150,251

	Summary
	Outstanding	# Voted	% Voted
At Date of Record	9,590,571	7,992,704	83.3%

Item 7.	Exhibits and Reports on Form 8-K

CERTIFICATION OF PERIODIC REPORT—Exhibit 31.1

CERTIFICATION OF PERIODIC REPORT—Exhibit 31.2

CERTIFICATION OF PERIODIC REPORT—Exhibit 32.1

CERTIFICATION OF PERIODIC REPORT—Exhibit 32.2

The following reports were filed on Form 8-K during the three month period ended March 31, 2009.

Current Report on Form 8-K—the Company’s press release titled, “SUFFOLK BANCORP ANNOUNCES EARNINGS FOR THE FOURTH QUARTER AND THE FULL YEAR OF 2008,” dated January 15, 2009.

Current Report on Form 8-K—the Company’s press release titled, “SUFFOLK BANCORP APPOINTS EDGAR F. GOODALE AS CHAIRMAN OF THE BOARD AND J. GORDON HUSZAGH AS PRESIDENT AND CEO AND DIRECTOR,” dated February 9, 2009.

Current Report on Form 8-K—the Company’s press release titled, “SUFFOLK BANCORP ANNOUNCES REGULAR QUARTERLY DIVIDEND,” dated February 24, 2009.

Current Report on Form 8-K—the Company’s press release titled, “SUFFOLK BANCORP APPOINTS STACEY L. MORAN, C.P.A., AS EXECUTIVE VICE PRESIDENT AND CHIEF FINANCIAL OFFICER,” dated March 31, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUFFOLK BANCORP

Date: May 8, 2009	/s/ J. Gordon Huszagh
J. Gordon Huszagh
President & Chief Executive Officer

Date: May 8, 2009	/s/ Stacey L. Moran
Stacey L. Moran
Executive Vice President & Chief Financial Officer