Form 10-Q
period 2009-06-30
SUFFOLK BANCORP
filed 2009-08-04
CIK 754673

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)    Yes  ☐    No   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

9,607,002 SHARES OF COMMON STOCK OUTSTANDING AS OF July 31, 2009

This page left blank intentionally.

SUFFOLK BANCORP AND SUBSIDIARIES

SUFFOLK BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CONDITION

(in thousands of dollars except for share and per share data)

	June 30, 2009	December 31, 2008
	unaudited
ASSETS
Cash & Due From Banks	$86,485	$41,513
Investment Securities:
Available for Sale, at Fair Value	388,332	382,357
Held to Maturity (Fair Value of $21,067 and $22,974, respectively)
Obligations of States & Political Subdivisions	14,261	11,830
Federal Reserve Bank Stock	652	638
Federal Home Loan Bank Stock	5,609	9,821
Corporate Bonds & Other Securities	100	100

Total Investment Securities	408,954	404,746

Total Loans	1,135,040	1,093,521
Less: Allowance for Loan Losses	10,873	9,051

Net Loans	1,124,167	1,084,470

Premises & Equipment, Net	23,774	22,740
Accrued Interest Receivable, Net	7,012	7,042
Goodwill	814	814
Other Assets	20,961	21,494

TOTAL ASSETS	$1,672,167	$1,582,819

LIABILITIES & STOCKHOLDERS’ EQUITY
Demand Deposits	$497,014	$439,380
Saving, N.O.W. & Money Market Deposits	585,641	482,204
Time Certificates of $100,000 or more	231,611	180,362
Other Time Deposits	115,653	114,491

Total Deposits	1,429,919	1,216,437

Federal Home Loan Bank Borrowings	90,000	187,200
Repurchase Agreements	—	37,620
Dividend Payable on Common Stock	2,112	2,108
Accrued Interest Payable	904	2,244
Other Liabilities	25,567	24,809

TOTAL LIABILITIES	1,548,502	1,470,418

STOCKHOLDERS’ EQUITY
Common Stock (par value $2.50; 15,000,000 shares authorized; 9,598,539 and 9,582,699 shares outstanding at June 30, 2009 and December 31, 2008, respectively)	33,988	33,946
Surplus	21,261	20,782
Treasury Stock at Par (3,996,878 and 3,995,661 shares, respectively)	(9,992)	(9,989)
Retained Earnings	86,201	79,092

	131,458	123,831
Accumulated Other Comprehensive Loss, Net of Tax	(7,793)	(11,430)

TOTAL STOCKHOLDERS’ EQUITY	123,665	112,401

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$1,672,167	$1,582,819

See accompanying notes to consolidated financial statements.

SUFFOLK BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands of dollars except for share and per share data)

	For the Three Months Ended
	June 30, 2009	June 30, 2008
	unaudited	unaudited
INTEREST INCOME
Federal Funds Sold	$—	$2
United States Treasury Securities	99	99
Obligations of States & Political Subdivisions	1,757	1,537
Mortgage-Backed Securities	1,713	2,133
U.S. Government Agency Obligations	656	1,035
Corporate Bonds & Other Securities	153	200
Loans	17,647	16,980

Total Interest Income	22,025	21,986

INTEREST EXPENSE
Saving, N.O.W. & Money Market Deposits	867	1,438
Time Certificates of $100,000 or more	852	1,577
Other Time Deposits	674	874
Federal Funds Purchased and Repurchase Agreements	—	370
Interest on Other Borrowings	726	1,289

Total Interest Expense	3,119	5,548

Net-interest Income	18,906	16,438
Provision for Loan Losses	1,050	300

Net-interest Income After Provision for Loan Losses	17,856	16,138

OTHER INCOME
Service Charges on Deposit Accounts	1,336	1,433
Other Service Charges, Commissions & Fees	851	727
Fiduciary Fees	256	376
Other Operating Income	384	156

Total Other Income	2,827	2,692

OTHER EXPENSE
Salaries & Employee Benefits	6,870	6,322
Net Occupancy Expense	1,239	1,070
Equipment Expense	561	519
FDIC Assessments	1,261	35
Other Operating Expense	2,600	2,489

Total Other Expense	12,531	10,435

Income Before Provision for Income Taxes	8,152	8,395
Provision for Income Taxes	2,444	2,681

NET INCOME	$5,708	$5,714

Average: Common Shares Outstanding	9,598,364	9,568,730
Dilutive Stock Options	16,500	22,572

Average Total Common Shares and Dilutive Options	9,614,864	9,591,302

EARNINGS PER COMMON SHARE Basic	$0.59	$0.60
Diluted	$0.59	$0.60

DIVIDENDS PER COMMON SHARE	$0.22	$0.22

See accompanying notes to consolidated financial statements.

SUFFOLK BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands of dollars except for share and per share data)

	For the Six Months Ended
	June 30, 2009	June 30, 2008
	unaudited	unaudited
INTEREST INCOME
Federal Funds Sold	$—	$3
United States Treasury Securities	198	198
Obligations of States & Political Subdivisions	3,450	3,048
Mortgage-Backed Securities	3,546	3,965
U.S. Government Agency Obligations	1,443	2,093
Corporate Bonds & Other Securities	211	381
Loans	34,876	34,265

Total Interest Income	43,724	43,953

INTEREST EXPENSE
Saving, N.O.W. & Money Market Deposits	1,798	2,756
Time Certificates of $100,000 or more	1,631	3,437
Other Time Deposits	1,418	2,030
Federal Funds Purchased and Repurchase Agreements	120	886
Interest on Other Borrowings	1,713	2,543

Total Interest Expense	6,680	11,652

Net-interest Income	37,044	32,301
Provision for Loan Losses	2,025	525

Net-interest Income After Provision	35,019	31,776

OTHER INCOME
Service Charges on Deposit Accounts	2,665	2,806
Other Service Charges, Commissions & Fees	1,657	1,446
Fiduciary Fees	542	748
Net Security Gains	—	3,737
Other Operating Income	727	305

Total Other Income	5,591	9,042

OTHER EXPENSE
Salaries & Employee Benefits	13,702	12,659
Net Occupancy Expense	2,587	2,174
Equipment Expense	1,133	1,046
FDIC Assessments	1,685	71
Other Operating Expense	5,100	4,839

Total Other Expense	24,207	20,789

Income Before Provision for Income Taxes	16,403	20,029
Provision for Income Taxes	5,036	6,756

NET INCOME	$11,367	$13,273

Average: Common Shares Outstanding	9,594,294	9,581,142
Dilutive Stock Options	17,892	17,767

Average Total Common Shares and Dilutive Options	9,612,186	9,598,909

EARNINGS PER COMMON SHARE Basic	$1.18	$1.39
Diluted	$1.18	$1.38
DIVIDENDS PER COMMON SHARE	$0.44	$0.44

See accompanying notes to consolidated financial statements.

SUFFOLK BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands of dollars)

	For the Six Months Ended
	June 30, 2009	June 30, 2008
	unaudited	unaudited
NET INCOME	$11,367	$13,273

ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH

CASH FLOWS FROM OPERATING ACTIVITIES
Provision for Loan Losses	2,025	525
Depreciation & Amortization	1,256	1,143
Net Security Gains	—	(3,737)
Stock Based Compensation	71	94
Accretion of Discounts	(143)	(216)
Amortization of Premiums	536	471
Decrease (Increase) in Accrued Interest Receivable	30	(44)
(Increase) Decrease in Other Assets	(787)	3,103
Decrease in Accrued Interest Payable	(1,340)	(9)
(Decrease) Increase in Other Liabilities	(466)	913

Net Cash Provided by Operating Activities	12,549	15,516

CASH FLOWS FROM INVESTING ACTIVITIES
Principal Payments on Investment Securities Available for Sale	19,518	19,260
Proceeds from Sale of Investment Securities Available for Sale	—	3,737
Maturities of Investment Securities; Available for Sale	69,000	7,000
Purchases of Investment Securities; Available for Sale	(88,774)	(56,412)
Maturities of Investment Securities; Held to Maturity	8,937	2,068
Purchases of Investment Securities; Held to Maturity	(7,174)	(2,069)
Loan Disbursements & Repayments, Net	(41,649)	(68,654)
Purchases of Premises & Equipment, Net	(2,290)	(1,199)

Net Cash Used in Investing Activities	(42,432)	(96,269)

CASH FLOWS FROM FINANCING ACTIVITIES
Net Increase in Deposit Accounts	213,482	73,679
Dividends Paid to Shareholders	(4,218)	(4,227)
Treasury Shares Acquired	—	(1,253)
Dividend Reinvestment in Common Stock	411	—
Net (Payments of) Proceeds from Other Borrowings	(134,820)	21,550

Net Cash Provided by Financing Activities	74,855	89,749

Net Increase in Cash & Cash Equivalents	44,972	8,996
Cash & Cash Equivalents Beginning of Period	41,513	59,333

Cash & Cash Equivalents End of Period	$86,485	$68,329

Supplemental Disclosure of Cash Flow Information
Cash Received During the Six Month Period for Interest	$43,754	$43,909

Cash Paid During the Six Month Period for:
Interest	$8,019	$11,660
Income Taxes	6,487	7,289

Total Cash Paid for Interest & Income Taxes	$14,506	$18,949

See accompanying notes to consolidated financial statements.

SUFFOLK BANCORP AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1)    Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated financial statements of Suffolk Bancorp (“Suffolk”) and its consolidated subsidiaries, primarily Suffolk County National Bank (the “Bank”), have been prepared to reflect all adjustments (consisting solely of normally recurring accruals) necessary for a fair presentation of the financial condition and results of operations for the periods presented. Certain information and footnotes normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) have been condensed or omitted. Notwithstanding, management believes that the disclosures are adequate to prevent the information from misleading the reader, particularly when the accompanying consolidated financial statements are read in conjunction with the audited consolidated financial statements and notes thereto included in the Registrant’s Annual Report on Form 10-K, for the year ended December 31, 2008. Certain reclassifications have been made to the prior year’s consolidated financial statements that conform with the current year’s presentation. Such reclassifications had no impact on net income.

The results of operations for the six months ended June 30, 2009 are not necessarily indicative of the results of operations to be expected for the remainder of the year.

(2)    Stock-based Compensation

At June 30, 2009, Suffolk had one stock-based employee compensation plan, the Suffolk Bancorp 2009 Stock Incentive Plan (“the Plan”), under which 500,000 shares of Suffolk’s common stock were originally reserved for issuance to key employees, and of which none had yet been issued at that date. Options currently outstanding were issued under a prior plan and are awarded by a committee appointed by the Board of Directors. The Plan provides that the option price shall not be less than the fair value of the common stock on the date the option is granted. All options are exercisable for a period of ten years or less. The Plan provides for but does not require the grant of stock appreciation rights that the holder may exercise instead of the underlying option. When the stock appreciation right is exercised, the underlying option is canceled. The optionee receives shares of common stock or cash with a fair market value equal to the excess of the fair value of the shares subject to the option at the time of exercise (or the portion thereof so exercised) over the aggregate option price of the shares set forth in the option agreement. The exercise of stock appreciation rights is treated as the exercise of the underlying option. Options vest after one year and expire after ten years except as otherwise specified in the option agreement.

Suffolk accounts for stock based compensation in accordance with SFAS No. 123(R), “Share-Based Payment” (“SFAS 123(R)”). This statement requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. During the three months ended June 30, 2009, $35,000 of compensation expense, net of a tax benefit of $14,000, was recorded for stock-based compensation. During the six months ended June 30, 2009, $71,000 of compensation expense, net of a tax benefit of $29,000, was recorded for stock-based compensation. As of June 30, 2009, there was $81,000 of total unrecognized compensation cost, net of estimated forfeitures, related to non-vested options under the Plan. That cost is expected to be recognized over a remaining period of 7 months.

The following table presents the options granted, exercised, or expired during the six months ended June 30, 2009:

	Shares	Wtd. Avg. Exercise
Balance at December 31, 2008	142,500	$27.45
Options granted	15,000	28.30
Options exercised	(3,000)	13.13
Options expired or terminated	—	—

Balance at June 30, 2009	154,500	$27.81

The following table presents certain information about the valuation of options granted during the six months ended June 30, 2009 and the year ended December 31, 2008:

At, or during,	Six Months Ended 6/30/2009	Year Ended 12/31/2008
Exercisable options (vested)	139,500	127,500
Weighted average fair value of options (Black-Scholes model) at date of grant:	$9.24	$10.38

Black-Scholes Assumptions:
Risk-free interest rate	3.17%	3.59%
Expected dividend yield	3.06%	2.82%
Expected life in years	10	10
Expected volatility	36.90%	35.40%

The following table details contractual weighted-average lives of outstanding options at various prices:

	By range of exercise prices
from to	$13.13 15.50	$28.30 32.90	$34.39 34.95
Outstanding stock options	39,000	82,000	33,500
Weighted-average remaining life	1.22	7.09	5.83
Weighted-average exercise price	$14.71	$31.21	$34.74

Exercisable stock options	39,000	67,000	33,500
Weighted-average remaining life	1.22	6.53	5.83
Weighted-average exercise price	$14.71	$31.86	$34.74

		Weighted-average
At all prices	Options	price	life (yrs)
Total outstanding(1)	154,500	$27.81	5.33
Total exercisable	139,500	$27.75	4.88

(1)	Options to purchase 136,608 shares of common stock at a range of $28.30-$34.95 per share were outstanding during the first six months of 2009 but were not included in the computation of diluted Earnings-Per-Share (“EPS”) on the Consolidated Statement of Income because the exercise price was greater than the average market price of the common shares. These options expire beginning in 2013.

(3)    Income Taxes

Suffolk uses an asset and liability approach to accounting for income taxes. The asset and liability approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. Deferred tax assets are recognized if it is more likely than not that a future benefit will be realized. It is management’s position that no valuation allowance is necessary against any of Suffolk’s deferred tax assets. As of January 1, 2007, Suffolk adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”), which prescribes the recognition and measurement criteria related to tax positions taken or expected to be taken in a tax return. Suffolk had unrecognized tax benefits including interest of approximately $116,000 as of June 30, 2009. Suffolk recognizes interest and penalties accrued relating to unrecognized tax benefits in income tax expense.

(4)    Fair Value

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

This statement also expands disclosures about the use of fair value to measure assets and liabilities in interim and annual periods, focusing on the inputs used to measure fair value. The three levels of the fair value inputs under SFAS No. 157 are described below.

Basis of Fair Value Measurement:

Level 1 – Unadjusted, quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

Level 2 – Quoted prices in markets that are not active, or inputs that use pricing models or matrix pricing;

Level 3 – Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported by little or no market activity).

The following table summarizes the valuation of financial instruments measured at fair value on a recurring basis in the statement of financial position at June 30, 2009, including the additional requirement to segregate classifications to correspond to the major security type classifications utilized for SFAS 115 disclosure purposes: (in thousands)

		Fair Value Measurements Using
Description	6/30/2009	Active Markets for Identical Assets Quoted Prices in (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Treasury securities	$9,934	$9,934	$—	$—
U.S. government agency debt	83,310	83,310	—	—
Collateralized mortgage obligations agency issue	114,929	—	114,929	—
Mortgage-backed securities	610	—	610	—
Obligations of states and political subdivisions	179,549	—	179,549	—
Impaired Loans	25,012	—	—	25,012

Total	$413,344	$93,244	$295,088	$25,012

The net unrealized gain of Suffolk’s investment securities available for sale increased by $6.1 million during the six months ended June 30, 2009, from a net unrealized loss of $3.2 million at December 31, 2008, to a net unrealized gain of $2.9 million at June 30, 2009. The gain is mainly attributable to a $4.5 million increase in the market value of obligations of states and political subdivisions, and a decrease of $2.5 million in the unrealized losses attributable to collateralized mortgage obligations.

On April 9, 2009, FASB issued three Final Staff Positions (“FSP”s) intended to provide additional application guidance and disclosures regarding fair value measurements and impairments of securities. FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” provides additional guidance in determining fair values when the volume and level of activity for the asset or liability have significantly decreased, particularly when there is no active market or where the price inputs being used represent distressed sales. It also provides guidelines for making fair value measurements more consistent with principles presented in SFAS No. 157, reaffirming the need to use judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets become inactive. Suffolk adopted FSP FAS 157-4 effective April 1, 2009. The adoption did not have a material impact on Suffolk’s financial condition and results of operations. The additional disclosures related to FSP FAS 157-4 are included herein.

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

	2009
	Carrying Amount	Fair Value
Cash & cash equivalents	$86,485	$86,485
Investment securities available for sale	388,332	388,332
Investment securities held to maturity	20,622	21,067
Loans, net	1,124,167	1,138,783
Accrued interest receivable	7,012	7,012
Deposits	1,429,919	1,432,022
Borrowings	90,000	91,464
Accrued interest payable	904	904

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

The fair value of commitments to extend credit was estimated by either discounting cash flows or using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the current creditworthiness of the counterparties. Credit in the form of revolving open-end lines secured by one- to four-family residential properties, commercial real estate, construction and land development loans, and lease financing arrangements was $160,638,000 as of June 30, 2009. The estimated fair value of written financial guarantees and letters of credit is based on fees currently charged for similar agreements. The contractual amount of these commitments were $63,869,000 as of June 30, 2009. The fees charged for the commitments were not material in amount.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” to make the guidance on other-than-temporary impairments of debt securities more operational and improve the financial statement disclosures related to other-than-temporary impairments for debt and equity securities. The FSP clarifies the interaction of the factors that should be considered when determining whether a debt security is other-than-temporarily impaired.

To evaluate whether a debt security is other-than-temporarily impaired, an entity must first determine whether the fair value of the debt security is less than its amortized cost basis at the statement of condition date. If the fair value is less than the amortized cost basis, then the entity must assess whether it intends to sell the security or whether it is more likely than not that it will be required to sell the debt security before recovery of its amortized cost basis. If an entity determines that it will sell a debt security or that it more likely than not will be required to sell a debt security before recovery of its amortized cost basis, then it must recognize the difference between the fair value and the amortized cost basis of the debt security in earnings. Otherwise, the other-than-temporary impairment must be separated into two components: the amount related to the credit loss and the amount related to all other factors. The amount related to the credit loss must be recognized in earnings, while the other component must be recognized in other comprehensive income, net of tax. The portion of other-than-temporary impairment recognized in earnings would decrease the amortized cost basis of the debt security, and subsequent recoveries in the fair value of the debt security would not result in a write-up of the amortized cost basis.

Suffolk adopted FSP FAS 115-2 and FAS 124-2 effective April 1, 2009. The adoption did not have a material impact on Suffolk’s financial condition and results of operations. The additional disclosures related to FSP FAS 115-2 and FAS 124-2 are included in Note 5- Investment Securities.

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

(5)    Investment Securities

The amortized cost, estimated fair values, and gross unrealized gains and losses of Suffolk’s investment securities available for sale and held to maturity at June 30, 2009 were: (in thousands)

	Amortized Cost	Estimated Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
Available for sale:
U.S. Treasury securities	$9,528	$9,934	$406	$—
U.S. government agency debt	82,861	83,310	470	(20)
Collateralized mortgage obligations agency issue	115,524	114,929	4,254	(4,849)
Mortgage-backed securities	562	610	48	—
Obligations of states and political subdivisions	176,999	179,549	3,441	(891)

Balance at June 30, 2009	385,474	388,332	8,619	(5,760)

Held to maturity:
Obligations of states and political subdivisions	14,261	14,706	476	(32)
Other securities	6,361	6,361	—	—

Balance at June 30, 2009	20,622	21,067	476	(32)

Total investment securities	$406,096	$409,399	$9,095	$(5,792)

The amortized cost, maturities, and approximate fair value of Suffolk’s investment securities at June 30, 2009 are as follows: (in thousands)

	Available for Sale						Held to Maturity
	U.S. Treasury Securities		U.S. Govt. Agency Debt		Obligations of States & Political Subdivisions		Obligations of States & Political Subdivisions		Other Securities		Total Amortized Cost	Total Fair Value
(1) Maturity (in years)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within 1	$3,499	$3,523	$40,079	$30,086	$—	$—	$7,043	$7,078	$—	$—	$50,621	$40,687
After 1 but within 5	6,029	6,411	42,782	53,224	13,082	13,600	2,198	2,257	—	—	64,091	75,492
After 5 but within 10	—	—	—	—	138,237	140,223	5,020	5,371	—	—	143,257	145,594
After 10	—	—	—	—	25,680	25,726	—	—	—	—	25,680	25,726
Other Securities	—	—	—	—	—	—	—	—	6,361	6,361	6,361	6,361

Subtotal	$9,528	$9,934	$82,861	$83,310	$176,999	$179,549	$14,261	$14,706	$6,361	$6,361	$290,010	$293,860
Collateralized mortgage obligations											115,524	114,929
Mortgage-backed securities											562	610

Total	$9,528	$9,934	$82,861	$83,310	$176,999	$179,549	$14,261	$14,706	$6,361	$6,361	$406,096	$409,399

(1)	Maturities shown are stated maturities. Securities backed by mortgages are expected to have substantial periodic prepayments resulting in weighted average lives considerably less than what would be surmised from the table above.

As a member of the Federal Reserve system, the Bank owns Federal Reserve Bank stock with a book value of $652,000. The stock has no maturity and there is no public market for the investment.

As a member of the Federal Home Loan Bank of New York, the bank owns Federal Home Loan Bank of New York stock with a book value of $5,609,000. As of June 30, 2009, the Bank owns 15,596 shares valued at $1,560,000 as its membership portion. The remaining $4,049,000 in stock is owned based on borrowing activity requirements. The stock has no maturity and there is no public market for the investment.

At June 30, 2009, investment securities carried at $337,948,000, were pledged to secure trust deposits and public funds on deposit.

The table below indicates the length of time individual securities, both held-to-maturity and available-for-sale, have been held in a continuous unrealized loss position at the date indicated: (in thousands)

	As of June 30, 2009
		Less than 12 months		12 months or longer		Total
	Number of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Type of securities	Securities	Value	losses	value	losses	value	losses
U.S. government agency securities	1	$10,017	$20	$—	$—	$10,017	$20
Municipal securities	143	—	—	42,182	923	42,182	923
Collateralized mortgage obligations	4	15,871	4,568	7,467	281	23,338	4,849

Total	148	$25,888	$4,588	$49,649	$1,204	$75,537	$5,792

(6)    Retirement Plan

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

In accordance with the requirements of SFAS No. 132(R), Suffolk presents information concerning net periodic defined benefit pension expense for the quarter and year to date periods ended June 30, 2009 and 2008, including the following components: (in thousands)

	3 months 6/30/2009	3 months 6/30/2008	6 months 6/30/2009	6 months 6/30/2008
Service cost	$451	$336	$793	$718
Interest cost	505	406	888	866
Expected return on plan assets	(418)	(517)	(736)	(1,104)
Amortization of prior service cost	258	(2)	455	(2)

Net periodic benefit expense	$796	$223	$1,400	$478

A contribution of approximately $2,300,000 was made to the pension plan in June of 2009. There were no additional contributions required to be made to the plan in the three months ended June 30, 2009.

(7)    Recent Accounting Pronouncements

In December 2007, FASB revised SFAS No. 141, “Business Combinations” (“SFAS No. 141(R)”). This statement requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date. This statement recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase. This statement also defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquiree achieves control. Additionally this statement determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement is effective for fiscal years beginning after December 15, 2008. Suffolk has evaluated SFAS No. 141(R) and determined that there is no impact on its financial condition, results of operations, and disclosures.

In May 2009, FASB issued SFAS No. 165, “Subsequent Events” (“SFAS No. 165”) to incorporate the accounting and disclosure requirements for subsequent events into U.S. GAAP. SFAS No. 165 introduces new terminology, defines a date through which management must evaluate subsequent events, and lists the circumstances under which an entity must recognize and disclose events or transactions occurring after the statement of condition date. Suffolk adopted SFAS No. 165 as of June 30, 2009, which was the required effective date. Suffolk evaluated its financial statements as of June 30, 2009 for subsequent events through July 15, 2009, the date the financial statements were available to be issued. Suffolk is not aware of any subsequent events which would require recognition or disclosure in the financial statements.

In June 2009, FASB issued SFAS No. 168, “The FASB Accounting Standards Codifications and the Hierarchy of Generally Accepted Accounting Principles- a replacement of FASB Statement No. 162.” Under SFAS No. 168, The FASB Accounting Standards Codification (“Codification”) will become the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of the federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of SFAS No. 168, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All accounting literature that is not grandfathered and not from the SEC and not included in the Codification will no longer be authoritative. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. In the FASB’s view, the issuance of SFAS No. 168 and the Codification will not change GAAP, except for those nonpublic, nongovernmental entities that must now apply the American Institute to Certified Public Accountants Technical Inquiry Service Section 5100, “Revenue Recognition” paragraphs 38-76. Suffolk does not expect the adoption of SFAS No. 168 will have a material impact on its consolidated financial statements.

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

For the Quarters and Six Month Periods ended June 30, 2009 and 2008

Recent Developments

During the second quarter of 2009, the availability of credit stabilized somewhat as banks and investors came to understand better the effects of losses in the sub-prime mortgage lending and derivative securities based on those loans. However, weakness continued to develop in loans for commercial real estate, and consumer spending remained well below the levels of recent years. Residential real estate continued to decline in value, but at a slower rate than in previous quarters, and has been reported to have actually stopped declining in certain markets after the end of the quarter but previous to this filing. Very short-term rates remained near zero, while longer-term rates increased resulting in a steeper “yield curve” which added to most banks’ net interest margin. This was primarily the result of continuing, low short-term targets for interest rates by the Federal Reserve Board for federal funds and discount rates, but an offsetting concern in the marketplace about the possibility of inflation over the longer term as a result of deficit spending by the federal government, some of which was intended to stimulate the sluggish economy. Rates of unemployment continued to increase throughout the period.

During the past quarter, equity markets recovered significantly from their lows, but did not result in either capital spending or hiring on the part of the private sector. At Suffolk, interest income was flat despite an increase in total net loans, but net interest income increased because of lesser interest expense. The net interest margin increased to 5.14 percent in the second quarter of 2009, up from 4.71 percent, in the second quarter of 2008. The net interest margin on a year to date basis increased to 5.05 percent in 2009, up from 4.75 percent for the comparable period in 2008. Increased net interest income was offset, however, by higher rates and a substantial special assessment by the FDIC that increased expense for deposit insurance by 35 times in comparison with the second quarter of 2008. Consistent application of a methodology to determine the allowance for loan losses resulted in a provision that was 2.5 times that made in comparable quarter of 2008.

Return on average equity decreased to 18.94 percent for the second quarter in 2009, down from 19.95 percent during the second quarter of 2008, and earnings-per-share decreased from $.60 in the second quarter of 2008 to $.59 in the second quarter of 2009. For the first six months of 2009, return on average equity decreased to 19.27 percent, down from 23.62 percent during the comparable period of 2008, and earnings per share decreased to $1.18 for the first six months of 2009, down from $1.39 for the same period last year. The decrease in return on average equity and earnings-per-share for the first six months of 2009 is the result of a net gain on sale of securities during the first quarter of 2008, the proceeds of which were realized from the sale of shares issued by Visa, Inc. in connection with its initial public offering. The Bank was a member of the former Visa, Inc. payments organization and was issued shares when Visa, Inc. was organized. Approximately 39 percent of those shares were redeemed in connection with the initial public offering. The remaining shares remain restricted because of unsettled litigation pending against Visa, Inc. Visa, Inc., at its discretion, may redeem additional restricted shares in order to resolve pending litigation. The restriction expires upon resolution of the pending litigation. Accordingly, Suffolk has recorded these shares at zero in the accompanying statement of condition. Upon expiration of the restriction, Suffolk expects to record the fair value of the remaining shares.

Key to maintaining performance was close management of the balance sheet. Steps included:

•

Consistent underwriting for lending to preserve both credit quality and yields throughout the business cycle. Emphasis was on preservation of margins over less profitable growth, and on allocation of capital to credits that would result in a relationship with a long-term customer rather than on a single transaction which might itself be profitable but not lead to further business.

•

Maintaining emphasis on both commercial and personal demand deposits, and non-maturity time deposits as a key part of relationships with customers while responding as necessary to demand in Suffolk’s market for certificates of deposit of all sizes. In light of increased demand for loans from customers unable to obtain financing from other banks whose capital losses reduced their lending capacity, Suffolk redoubled its emphasis on the profitability of the whole relationship of it customers with the Bank, seeking when possible to both make loans to and obtain funding from qualified customers.

•

Managing net loan charge-offs aggressively. During the second quarter of 2009, net charge-offs amounted to 6 basis points of average net loans, on an annualized basis, although non-performing assets, those more than 90 days past due, and those that had been restructured but were more than 30 days past due increased substantially. Lending staff’s first efforts were directed to the management of such credits, and then to developing new business as the economy wavered.

•

Managing of the investment portfolio to provide downside protection from falling rates, and continued purchases of municipal securities, currently providing liquidity as well as higher returns net of taxes, and some protection from falling interest rates.

•

Managing capital closely, already in excess of the 10.00 percent total risk-based capital (“TRBC”) required to be considered “well-capitalized” from a regulatory point of view, but allowing it to grow somewhat above recent averages 1) to position Suffolk to absorb unanticipated losses should the economy stall further, and 2) to position Suffolk, if possible, to respond to the possibility of higher capital requirements now under discussion among regulators using retained earnings having no marginal costs of distribution rather than secondary offerings of stock with attendant investment banking, syndication, legal, accounting, and other fees which would dilute the earnings of current shareholders. Growth in the core business during the quarter was sufficient to employ retained earnings, and no shares were repurchased.

Net Income

Net income was $5,708,000 for the quarter, down .1 percent from $5,714,000 posted during the same period last year. Earnings-per-share for the quarter were $0.59 versus $0.60, a decrease of 1.7 percent. Net income was $11,367,000 for the six months ended June 30, 2009, down from $13,273,000 posted during the same period last year. Earnings per share were $1.18 for the six month period ended June 30, 2009, down from $1.39 posted last year. Included in net income of the first quarter of 2008, is $2,429,000 attributed to the Visa, Inc. transaction, net of income taxes. Accordingly, to compare the first six months of 2009 to the prior comparable period of 2008, exclusive of the Visa, Inc. transaction, earnings-per-share were $1.18, an increase of 4.4 percent from $1.13 during the comparable period of 2008. Without the Visa, Inc. transaction, return on average equity decreased to 18.94 percent from 19.30 percent last year.

Interest Income

Interest income was $22,025,000 for the second quarter of 2009, up .2 percent from $21,986,000 posted for the same quarter in 2008. Average net loans during the second quarter of 2009 totaled $1,117,737,000 compared to $1,014,318,000 for the same period of 2008. During the second quarter of 2009, the yield on a fully taxable-equivalent basis was 5.94 percent on average earning assets of $1,543,857,000 down from 6.23 percent on average earning assets of $1,462,422,000 during the second quarter of 2008. Interest income remained relatively flat from quarter to quarter. Interest income was $43,724,000 for the first six months of 2009, down .5 percent from $43,953,000 recorded in the first six months of 2008. During the first six months of 2009, the yield on a fully taxable-equivalent basis was 5.92 percent on average earning assets of $1,537,029,000, down from 6.38 percent on average earning assets of $1,427,982,000 during the first six months of 2008.

Interest Expense

Interest expense for the second quarter of 2009 was $3,119,000, down 43.8 percent from $5,548,000 for the same period of 2008. During the second quarter of 2009, the cost of funds was 1.22 percent on average interest-bearing liabilities of $1,023,111,000, down from 2.23 percent on average interest-bearing liabilities of $995,869,000 during the second quarter of 2008. Interest expense decreased due to decreased rates paid for Savings, N.O.W. and Money Market deposits, time certificates and borrowings, in addition to a decrease in average borrowings outstanding. Interest expense was $6,680,000 for the first six months of 2009, down 42.7 percent from $11,652,000 recorded last year to date. During the first six months of 2009, the cost of funds was 1.29 percent on average interest-bearing liabilities of $1,034,142,000, down from 2.40 percent on average interest-bearing liabilities of $970,198,000 during the first six months of 2008.

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

Net Interest Income

Net interest income, before the provision for loan losses, is the largest component of Suffolk’s earnings. It was $18,906,000 for the second quarter of 2009, up 15.0 percent from $16,438,000 during the same period of 2008. The net interest margin for the quarter, on a fully taxable-equivalent basis, was 5.14 percent compared to 4.71 percent for the same period of 2008.

The following table details the components of Suffolk’s net interest income for the quarter on a taxable-equivalent basis: (in thousands)

	Quarters ending June 30,
	2009			2008
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
INTEREST-EARNING ASSETS
U.S. Treasury securities	$10,013	$101	4.03%	$9,995	$101	4.04%
Collateralized mortgage obligations	119,918	1,703	5.68	158,001	2,121	5.37
Mortgage backed securities	605	10	6.61	695	12	6.91
Obligations of states and political subdivisions	192,882	2,668	5.53	161,776	2,333	5.77
U.S. govt. agency obligations	94,446	656	2.78	106,683	1,035	3.88
Corporate bonds and other securities	8,256	153	7.41	10,653	200	7.51
Federal funds sold and securities purchased under agreements to resell	—	—	—	301	2	2.66
Loans, including non-accrual loans
Commercial, financial & agricultural loans	244,157	3,596	5.89	235,809	3,779	6.41
Commercial real estate mortgages	364,245	6,203	6.81	322,543	5,658	7.02
Real estate construction loans	136,265	2,358	6.92	99,599	1,992	8.00
Residential mortgages (1st and 2nd liens)	207,743	3,148	6.06	190,332	2,971	6.24
Home equity loans	77,302	837	4.33	66,774	896	5.37
Consumer loans	86,219	1,505	6.98	97,161	1,684	6.93
Other loans (overdrafts)	1,806	—	—	2,100	—	—

Total interest-earning assets	$1,543,857	$22,938	5.94%	$1,462,422	$22,784	6.23%

Cash and due from banks	$58,589			$48,697
Other non-interest-earning assets	54,888			43,562

Total assets	$1,657,334			$1,554,681

INTEREST-BEARING LIABILITIES
Saving, N.O.W. and money market deposits	$569,756	$867	0.61%	$436,614	$1,438	1.32%
Time deposits	321,824	1,526	1.90	312,983	2,451	3.13

Total saving and time deposits	891,580	2,393	1.07	749,597	3,889	2.08

Federal funds purchased and securities sold under agreement to repurchase	—	—	—	56,791	370	2.61
Other borrowings	131,531	726	2.21	189,481	1,289	2.72

Total interest-bearing liabilities	$1,023,111	$3,119	1.22%	$995,869	$5,548	2.23%

Rate spread			4.72%			4.00%
Non-interest-bearing deposits	$473,051			$429,139
Other non-interest-bearing liabilities	40,631			15,124

Total liabilities	$1,536,793			$1,440,132
Stockholders’ equity	120,541			114,549

Total liabilities and stockholders’ equity	$1,657,334			$1,554,681

Net-interest income (taxable-equivalent basis) and effective interest rate differential		$19,819	5.14%		$17,236	4.71%
Less: taxable-equivalent basis adjustment		(913)			(798)

Net-interest income		$18,906			$16,438

For the six months ended June 30, 2009, net interest income was $37,044,000, up 14.7 percent from $32,301,000 during the same period of 2008. The net interest margin on a fully taxable-equivalent basis was 5.05 percent compared to 4.75 percent for the same period of 2008.

The following table details the components of Suffolk’s net interest income for the first six months of the year on a taxable-equivalent basis: (in thousands)

	Year to date ending June 30,
	2009			2008
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
INTEREST-EARNING ASSETS
U.S. Treasury securities	$10,053	$202	4.02%	$10,006	$202	4.04%
Collateralized mortgage obligations	124,418	3,526	5.67	148,046	3,939	5.32
Mortgage backed securities	600	20	6.67	764	26	6.81
Obligations of states and political subdivisions	187,862	5,239	5.58	160,711	4,627	5.76
U.S. govt. agency obligations	101,483	1,443	2.84	106,323	2,093	3.94
Corporate bonds and other securities	9,338	211	4.52	9,910	381	7.69
Federal funds sold and securities purchased under agreements to resell	53	0	0.10	203	3	2.96
Loans, including non-accrual loans
Commercial, financial & agricultural loans	233,969	6,911	5.91	223,464	7,592	6.79
Commercial real estate mortgages	359,967	12,326	6.85	321,963	11,482	7.13
Real estate construction loans	135,074	4,663	6.90	93,868	3,891	8.29
Residential mortgages (1st and 2nd liens)	208,435	6,321	6.07	186,650	5,857	6.28
Home equity loans	75,874	1,602	4.22	66,536	2,026	6.09
Consumer loans	88,707	3,053	6.88	97,400	3,417	7.02
Other loans (overdrafts)	1,196	—	—	2,138	—	—

Total interest-earning assets	$1,537,029	$45,517	5.92%	$1,427,982	$45,536	6.38%

Cash and due from banks	$49,542			$47,632
Other non-interest-earning assets	55,538			48,079

Total assets	$1,642,109			$1,523,693

INTEREST-BEARING LIABILITIES
Saving, N.O.W. and money market deposits	$560,524	$1,798	0.64%	$425,466	$2,756	1.30%
Time deposits	307,089	3,049	1.99	315,963	5,467	3.46

Total saving and time deposits	867,613	4,847	1.12	741,429	8,223	2.22

Federal funds purchased and securities sold under agreement to repurchase	9,799	120	2.45	56,968	886	3.11
Other borrowings	156,730	1,713	2.19	171,801	2,543	2.96

Total interest-bearing liabilities	$1,034,142	$6,680	1.29%	$970,198	$11,652	2.40%

Rate spread			4.63%			3.98%
Non-interest-bearing deposits	$451,175			$419,871
Other non-interest-bearing liabilities	38,840			21,255

Total liabilities	$1,524,157			$1,411,324
Stockholders’ equity	117,952			112,369

Total liabilities and stockholders’ equity	$1,642,109			$1,523,693

Net-interest income (taxable-equivalent basis) and effective interest rate differential		$38,837	5.05%		$33,884	4.75%
Less: taxable-equivalent basis adjustment		(1,793)			(1,583)

Net-interest income		$37,044			$32,301

The table below presents a summary of changes in interest income, interest expense, and the resulting net interest income on a taxable-equivalent basis for the quarterly periods presented. Because of numerous, simultaneous changes in volume and rate during the period, it is not possible to allocate precisely the changes between volumes and rates. In this table changes not due solely to volume or to rate have been allocated to these categories based on percentage changes in average volume and average rate as they compare to each other: (in thousands)

	In Second Quarter of 2009 over Second Quarter of 2008, Changes Due to
	Volume	Rate	Net Change
Interest-earning assets
U.S. Treasury securities	$—	$—	$—
Collateralized mortgage obligations	(535)	117	(418)
Mortgage-backed securities	(2)	—	(2)
Obligations of states & political subdivisions	431	(96)	335
U.S. government agency obligations	(109)	(270)	(379)
Corporate bonds & other securities	(44)	(3)	(47)
Federal funds sold & securities purchased under agreements to resell	(1)	(1)	(2)
Loans, including non-accrual loans	1,668	(1,001)	667

Total interest-earning assets	$1,408	$(1,254)	$154

Interest-bearing liabilities
Saving, N.O.W., & money market deposits	$353	$(924)	$(571)
Time deposits	67	(992)	(925)
Federal funds purchased & securities sold under agreements to repurchase	(185)	(185)	(370)
Other borrowings	(348)	(215)	(563)

Total interest-bearing liabilities	$(113)	$(2,316)	$(2,429)

Net change in net interest income (taxable-equivalent basis)	$1,521	$1,062	$2,583

The table below presents a summary of changes in interest income, interest expense, and the resulting net interest income on a taxable-equivalent basis for the six month periods presented: (in thousands)

	In First Six Months of 2009 over First Six Months of 2008, Changes Due to
	Volume	Rate	Net Change
Interest-earning assets
U.S. Treasury securities	$1	$(1)	$—
Collateralized mortgage obligations	(658)	245	(413)
Mortgage-backed securities	(5)	(1)	(6)
Obligations of states & political subdivisions	760	(148)	612
U.S. government agency obligations	(92)	(558)	(650)
Corporate bonds & other securities	(21)	(149)	(170)
Federal funds sold & securities purchased under agreements to resell	(1)	(2)	(3)
Loans, including non-accrual loans	3,656	(3,045)	611

Total interest-earning assets	$3,640	$(3,659)	$(19)

Interest-bearing liabilities
Saving, N.O.W., & money market deposits	$704	$(1,662)	$(958)
Time deposits	(150)	(2,268)	(2,418)
Federal funds purchased & securities sold under agreements to repurchase	(610)	(156)	(766)
Other borrowings	(208)	(622)	(830)

Total interest-bearing liabilities	$(264)	$(4,708)	$(4,972)

Net change in net interest income (taxable-equivalent basis)	$3,904	$1,049	$4,953

Other Income

Other income increased to $2,827,000 for the quarter compared to $2,692,000 the previous year, up 5.0 percent. Service charges on deposits were down 6.8 percent. Service charges, including commissions and fees other than for deposits, increased by 17.1 percent. Fiduciary fees were down 31.9 percent. Other operating income increased by 146.2 percent, mainly attributable to the sale of residential mortgage loans to the secondary market. Other income for the six months ended June 30, 2009 was $5,591,000, down 38.2 percent from $9,042,000 for the comparable year to date period. Service charges on deposits were down 5 percent. Service charges, including commissions and fees other than for deposits, increased 14.6 percent. Fiduciary fees were down 27.5 percent. Other operating income increased by 138.4 percent, mainly attributable to the sale of residential mortgage loans to the secondary market. Proceeds received in connection with shares redeemed as part of the Visa, Inc. Inc. initial public offering resulted in a net securities gain of $3,737,000 during the second quarter of 2008. There were no sales of securities during the six months ended June 30, 2009.

Other Expense

Other expense for the second quarter of 2009 was $12,531,000, up 20.1 percent from $10,435,000 for the comparable period in 2008. Employee compensation increased by 8.7 percent, net occupancy expense increased 15.8 percent, equipment expense increased by 8.1 percent, and other operating expense increased by 4.5 percent. FDIC assessments increased by $1,226,000 or 3,502.9 percent. There were two significant items contributing to the increase in the category. One is increased net assessments by the FDIC for deposit insurance made in response to the current unrest in the banking industry. This amounted to $1,261,000 in 2009 compared to $35,000 in 2008. The increased assessment is a result of the FDIC’s anticipation of greater demands on the Bank Insurance Fund in the future. Included in the FDIC assessments for the second quarter of 2009 is a special assessment of approximately $800,000 charged by the FDIC. Also increasing reported expense was the expiration during 2008 of a one-time credit previously granted by the FDIC. The second significant item is additional expense for the employee pension plan necessary after the value of plan assets declined during 2008 at the same time that the rate at which the future payments are discounted declined, resulting in a greater current liability. This amounted to $796,000 in the second quarter of 2009 compared to $223,000 in the comparable period of 2008, an increase of 257 percent.

Other expense for the first six months of 2009 was $24,207,000, up 16.4 percent from $20,789,000 compared to the first six months of 2008. Employee compensation increased 8.2 percent, net occupancy expense increased 19.0 percent, equipment expense increased 8.3 percent and other operating expense increased by 5.4 percent. FDIC assessments increased by 2,273.2 percent as a result of increased assessments previously mentioned. Included in employee compensation is an additional expense for the employee pension plan as previously mentioned. This amounted to $1,400,000 for the first six months of 2009 compared to $478,000 in the comparable period of 2008, an increase of 192.9 percent. However the provision for income taxes declined by 25.5 percent, primarily because of the Visa transaction the previous year.

Capital Resources

Stockholders’ equity totaled $123,665,000 on June 30, 2009, an increase of 10.0 percent from $112,401,000 on December 31, 2008. This was the result of net income, as well as a decrease in the depreciation in the market value of securities available for sale, offset by cash dividends declared. The ratio of equity to assets was 7.4 percent at June 30, 2009 and 7.1 percent at December 31, 2008.

The following table details amounts and ratios of Suffolk’s regulatory capital: (in thousands of dollars except ratios)

	Actual		For capital adequacy		To be well capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2009
Total Capital (to risk-weighted assets)	$141,798	11.09%	$102,281	8.00%	$127,851	10.00%
Tier 1 Capital (to risk-weighted assets)	130,506	10.21%	51,141	4.00%	76,711	6.00%
Tier 1 Capital (to average assets)	130,506	7.88%	66,255	4.00%	82,819	5.00%

As of December 31, 2008
Total Capital (to risk-weighted assets)	$131,884	10.59%	$99,585	8.00%	$124,482	10.00%
Tier 1 Capital (to risk-weighted assets)	122,833	9.87%	49,793	4.00%	74,689	6.00%
Tier 1 Capital (to average assets)	122,833	7.90%	62,172	4.00%	77,214	5.00%

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

The provision for the allowance for loan losses was $1,050,000 for the second quarter of 2009, and $300,000 for the comparable period in 2008. Net charge-offs were $167,000 for the second quarter of 2009 compared to $222,000 for the second quarter of 2008.

The following table presents information about the allowance for loan losses: (in thousands of dollars except for ratios)

	For the last 12 months	For the three months ended
		June 30 2009	Mar. 31 2009	Dec. 31 2008	Sept. 30 2008
Allowance for loan losses
Beginning balance	$7,885	$9,990	$9,051	$7,970	$7,885
Total charge-offs	(921)	(218)	(65)	(269)	(369)
Total recoveries	328	51	29	94	154
Reclass to Allowance for Contingent Liabilities	31	—	—	31	—
Provision for loan losses	3,550	1,050	975	1,225	300

Ending balance	$10,873	$10,873	$9,990	$9,051	$7,970

Coverage ratios
Loans, net of discounts: average		$1,127,984	$1,097,834	$1,069,976	$1,047,062
at end of period		1,135,040	1,118,660	1,093,521	1,061,658
Non-performing and restructured assets past due 30 days		21,125	8,380	4,884	2,163
Non-performing assets/total loans (net of discount)		1.86%	0.75%	0.45%	0.20%
Net charge-offs/average net loans (annualized)		0.06%	0.01%	0.07%	0.08%
Allowance/non-accrual, restructured, & OREO		51.47%	119.21%	185.32%	449.01%
Allowance for loan losses/net loans		0.96%	0.89%	0.83%	0.75%

Suffolk has financial and performance letters of credit. Financial letters of credit require Suffolk to make payment if the customer’s financial condition deteriorates, as defined in the agreements. Performance letters of credit require Suffolk to make payments if the customer fails to perform certain non-financial contractual obligations. The maximum potential undiscounted amount of future payments of these letters of credit as of June 30, 2009 is $27,188,000 and they expire as follows: (in thousands)

2009	$11,610
2010	14,104
2011	1,396
2012	—
Thereafter	78

$27,188

Amounts due under these letters of credit would be reduced by any proceeds that Suffolk would be able to obtain in liquidating the collateral for the loans, which varies depending on the customer. The allowance for contingent liabilities includes a provision of $41,000 for losses based on the letters of credit outstanding as of June 30, 2009.

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

Deferred Tax Assets and Liabilities

Suffolk recognizes deferred tax assets and liabilities. Deferred income taxes occur when income taxes are allocated through time. Some items are temporary, resulting from differences in the timing of a transaction under generally accepted accounting principles, and for the computation of income tax. Examples would include the future tax effects of temporary differences for such items as deferred compensation and the provision for loan losses. Estimates of deferred tax assets are based upon evidence available to management that future realization is more likely than not. If management determines that Suffolk may be unable to realize all or part of net deferred tax assets in the future, a direct charge to income tax expense may be required to reduce the recorded value of the net deferred tax asset to the amount that management expects to realize.

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

Suffolk’s Chief Executive Officer and Chief Financial Officer (collectively, the “Certifying Officers”) are responsible for establishing and maintaining disclosure controls and procedures as defined in Rules 13a-15(e) of the Securities Exchange Act of 1934 for Suffolk. Based upon their evaluation of these controls and procedures as of June 30, 2009, the Certifying Officers have concluded that Suffolk’s disclosure controls and procedures are effective.

In addition, there has been no significant change in Suffolk’s internal controls over financial reporting that occurred during Suffolk’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, Suffolk’s internal controls over financial reporting.

PART II

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information about repurchases of common stock:

		For the three months ended
	For the last 12 months	June 30 2009	Mar. 31 2009	Dec. 31 2008	Sept. 30 2008
Average price per share of quarterly repurchases	$32.34	$—	$32.34	$—	$—
Aggregate cost of quarterly repurchases	$39,358	$—	$39,358	$—	$—
Repurchases of common stock
Treasury stock, beginning balance	3,995,661	3,996,878	3,995,661	3,995,661	3,995,661
Repurchases (1)	1,217	—	1,217	—	—

Treasury stock, ending balance	3,996,878	3,996,878	3,996,878	3,995,661	3,995,661

(1)	Shares repurchased in payment of exercised employee incentive stock options. No shares were repurchased in market transactions.

Item 6.	Exhibits and Reports on Form 8-K

CERTIFICATION OF PERIODIC REPORT—Exhibit 31.1

CERTIFICATION OF PERIODIC REPORT—Exhibit 31.2

CERTIFICATION OF PERIODIC REPORT—Exhibit 32.1

CERTIFICATION OF PERIODIC REPORT—Exhibit 32.2

The following reports were filed on Form 8-K during the three month period ended June 30, 2009.

Current Report on Form 8-K – the Company’s press release titled, “SUFFOLK BANCORP ANNOUNCES EARNINGS FOR THE FIRST QUARTER OF 2009,” dated April 14, 2009.

Current Report on Form 8-K – the Company’s press release titled, “SUFFOLK BANCORP ANNOUNCES REGULAR QUARTERLY DIVIDEND,” dated May 22, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUFFOLK BANCORP

Date: August 4, 2009	/s/ J. Gordon Huszagh
J. Gordon Huszagh
President & Chief Executive Officer

Date: August 4, 2009	/s/ Stacey L. Moran
Stacey L. Moran
Executive Vice President & Chief Financial Officer