Form 10-Q
period 2009-09-30
SUFFOLK BANCORP
filed 2009-11-04
CIK 754673

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

9,615,338 SHARES OF COMMON STOCK OUTSTANDING AS OF October 30, 2009

This page left blank intentionally.

SUFFOLK BANCORP AND SUBSIDIARIES

SUFFOLK BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CONDITION

(in thousands of dollars except for share and per share data)

	September 30, 2009	December 31, 2008
	unaudited
ASSETS
Cash & Due From Banks	$39,320	$41,513
Investment Securities:
Available for Sale, at Fair Value	453,711	382,357
Held to Maturity (Fair Value of $22,010 and $22,974, respectively)
Obligations of States & Political Subdivisions	14,353	11,830
Federal Reserve Bank Stock	652	638
Federal Home Loan Bank Stock	6,145	9,821
Corporate Bonds & Other Securities	100	100

Total Investment Securities	474,961	404,746

Total Loans	1,121,348	1,093,521
Less: Allowance for Loan Losses	11,716	9,051

Net Loans	1,109,632	1,084,470

Premises & Equipment, Net	23,523	22,740
Accrued Interest Receivable, Net	7,935	7,042
Goodwill	814	814
Other Assets	15,631	21,494

TOTAL ASSETS	$1,671,816	$1,582,819

LIABILITIES & STOCKHOLDERS’ EQUITY
Demand Deposits	$495,991	$439,380
Saving, N.O.W. & Money Market Deposits	572,247	482,204
Time Certificates of $100,000 or more	230,205	180,362
Other Time Deposits	108,812	114,491

Total Deposits	1,407,255	1,216,437

Federal Funds Purchased	1,400	—
Federal Home Loan Bank Borrowings	101,900	187,200
Repurchase Agreements	—	37,620
Dividend Payable on Common Stock	2,114	2,108
Accrued Interest Payable	906	2,244
Other Liabilities	24,875	24,809

TOTAL LIABILITIES	1,538,450	1,470,418

STOCKHOLDERS’ EQUITY
Common Stock (par value $2.50; 15,000,000 shares authorized; 9,607,360 and 9,582,699 shares outstanding at September 30, 2009 and December 31, 2008, respectively)	34,010	33,946
Surplus	21,437	20,782
Treasury Stock at Par (3,996,878 and 3,995,661 shares, respectively)	(9,992)	(9,989)
Retained Earnings	90,116	79,092

	135,571	123,831
Accumulated Other Comprehensive Loss, Net of Tax	(2,205)	(11,430)

TOTAL STOCKHOLDERS’ EQUITY	133,366	112,401

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$1,671,816	$1,582,819

See accompanying notes to consolidated financial statements.

SUFFOLK BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands of dollars except for share and per share data)

	For the Three Months Ended
	September 30, 2009	September 30, 2008
	unaudited	unaudited
INTEREST INCOME
Federal Funds Sold & Interest from Bank Deposits	$44	$262
United States Treasury Securities	94	100
Obligations of States & Political Subdivisions	1,804	1,595
Mortgage-Backed Securities	1,836	2,029
U.S. Government Agency Obligations	354	855
Corporate Bonds & Other Securities	123	119
Loans	17,261	17,494

Total Interest Income	21,516	22,454

INTEREST EXPENSE
Saving, N.O.W. & Money Market Deposits	934	2,085
Time Certificates of $100,000 or more	960	1,490
Other Time Deposits	584	847
Federal Funds Purchased and Repurchase Agreements	—	295
Interest on Other Borrowings	564	1,052

Total Interest Expense	3,042	5,769

Net-interest Income	18,474	16,685
Provision for Loan Losses	975	300

Net-interest Income After Provision for Loan Losses	17,499	16,385

OTHER INCOME
Service Charges on Deposit Accounts	1,354	1,402
Other Service Charges, Commissions & Fees	929	904
Fiduciary Fees	237	366
Other Operating Income	246	129

Total Other Income	2,766	2,801

OTHER EXPENSE
Salaries & Employee Benefits	7,190	6,520
Net Occupancy Expense	1,250	1,289
Equipment Expense	586	534
FDIC Assessments	517	74
Other Operating Expense	2,491	2,928

Total Other Expense	12,034	11,345

Income Before Provision for Income Taxes	8,231	7,841
Provision for Income Taxes	2,203	2,168

NET INCOME	$6,028	$5,673

Average: Common Shares Outstanding	9,607,023	9,575,691
Dilutive Stock Options	19,286	27,742

Average Total Common Shares and Dilutive Options	9,626,309	9,603,433

EARNINGS PER COMMON SHARE Basic	$0.63	$0.59
Diluted	$0.63	$0.59

DIVIDENDS PER COMMON SHARE	$0.22	$0.22

See accompanying notes to consolidated financial statements.

SUFFOLK BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands of dollars except for share and per share data)

	For the Nine Months Ended
	September 30, 2009	September 30, 2008
	unaudited	unaudited
INTEREST INCOME
Federal Funds Sold & Interest from Bank Deposits	$48	$265
United States Treasury Securities	292	298
Obligations of States & Political Subdivisions	5,254	4,643
Mortgage-Backed Securities	5,382	5,994
U.S. Government Agency Obligations	1,797	2,948
Corporate Bonds & Other Securities	334	500
Loans	52,137	51,759

Total Interest Income	65,244	66,407

INTEREST EXPENSE
Saving, N.O.W. & Money Market Deposits	2,732	4,841
Time Certificates of $100,000 or more	2,591	4,701
Other Time Deposits	2,002	3,103
Federal Funds Purchased and Repurchase Agreements	120	1,181
Interest on Other Borrowings	2,277	3,595

Total Interest Expense	9,722	17,421

Net-interest Income	55,522	48,986
Provision for Loan Losses	3,000	825

Net-interest Income After Provision	52,522	48,161

OTHER INCOME
Service Charges on Deposit Accounts	4,019	4,208
Other Service Charges, Commissions & Fees	2,586	2,350
Fiduciary Fees	779	1,114
Net Security Gains	—	3,737
Other Operating Income	969	434

Total Other Income	8,353	11,843

OTHER EXPENSE
Salaries & Employee Benefits	20,892	19,179
Net Occupancy Expense	3,837	3,463
Equipment Expense	1,719	1,580
FDIC Assessments	2,202	145
Other Operating Expense	7,591	7,767

Total Other Expense	36,241	32,134

Income Before Provision for Income Taxes	24,634	27,870
Provision for Income Taxes	7,239	8,924

NET INCOME	$17,395	$18,946

Average: Common Shares Outstanding	9,598,583	9,579,312
Dilutive Stock Options	17,976	21,282

Average Total Common Shares and Dilutive Options	9,616,559	9,600,594

EARNINGS PER COMMON SHARE Basic	$1.81	$1.98
Diluted	$1.81	$1.97
DIVIDENDS PER COMMON SHARE	$0.66	$0.66

See accompanying notes to consolidated financial statements.

SUFFOLK BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands of dollars)

	For the Nine Months Ended
	September 30, 2009	September 30, 2008
	unaudited	unaudited
NET INCOME	$17,395	$18,946

ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH

CASH FLOWS FROM OPERATING ACTIVITIES
Provision for Loan Losses	3,000	825
Depreciation & Amortization	1,896	1,843
Net Security Gains	—	(3,737)
Stock Based Compensation	105	138
Accretion of Discounts	(196)	(269)
Amortization of Premiums	973	681
Increase in Accrued Interest Receivable	(893)	(178)
(Increase) Decrease in Other Assets	(440)	1,718
Decrease in Accrued Interest Payable	(1,338)	(1)
(Decrease) Increase in Other Liabilities	(90)	1,786

Net Cash Provided by Operating Activities	20,412	21,752

CASH FLOWS FROM INVESTING ACTIVITIES
Principal Payments on Investment Securities Available for Sale	26,398	27,921
Proceeds from Sale of Investment Securities Available for Sale	—	3,737
Maturities of Investment Securities; Available for Sale	102,500	47,000
Purchases of Investment Securities; Available for Sale	(185,506)	(74,550)
Maturities of Investment Securities; Held to Maturity	8,503	2,322
Purchases of Investment Securities; Held to Maturity	(7,369)	(4,560)
Loan Disbursements & Repayments, Net	(27,994)	(105,499)
Purchases of Premises & Equipment, Net	(2,679)	(1,746)

Net Cash Used in Investing Activities	(86,147)	(105,375)

CASH FLOWS FROM FINANCING ACTIVITIES
Net Increase in Deposit Accounts	190,818	171,194
Dividends Paid to Shareholders	(6,330)	(6,332)
Treasury Shares Acquired	—	(1,253)
Dividend Reinvestment in Common Stock, net	574	224
Net Payments on Other Borrowings	(121,520)	(20,700)

Net Cash Provided by Financing Activities	63,542	143,133

Net (Decrease) Increase in Cash & Cash Equivalents	(2,193)	59,510
Cash & Cash Equivalents Beginning of Period	41,513	59,333

Cash & Cash Equivalents End of Period	$39,320	$118,843

Supplemental Disclosure of Cash Flow Information
Cash Received During the Nine Month Period for Interest	$64,303	$66,229

Cash Paid During the Nine Month Period for:
Interest	$11,060	$17,422
Income Taxes	8,687	10,039

Total Cash Paid for Interest & Income Taxes	$19,747	$27,461

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

The results of operations for the three and nine months ended September 30, 2009 are not necessarily indicative of the results of operations to be expected for the remainder of the year.

(2)    Stock-based Compensation

At September 30, 2009, Suffolk had one stock-based employee compensation plan, the Suffolk Bancorp 2009 Stock Incentive Plan (“the Plan”), under which 500,000 shares of Suffolk’s common stock were originally reserved for issuance to key employees, and of which none had yet been issued. Options currently outstanding were issued under the Suffolk Bancorp 1999 Stock Option Plan and were awarded by a committee appointed by the Board of Directors. The Plan provides that the option price shall not be less than the fair value of the common stock on the date the option is granted. All options are exercisable for a period of ten years or less. The Plan provides for but does not require the grant of stock appreciation rights that the holder may exercise instead of the underlying option. When the stock appreciation right is exercised, the underlying option is canceled. The optionee receives shares of common stock or cash with a fair market value equal to the excess of the fair value of the shares subject to the option at the time of exercise (or the portion thereof so exercised) over the aggregate option price of the shares set forth in the option agreement. The exercise of stock appreciation rights is treated as the exercise of the underlying option. Options vest after one year and expire after ten years except as otherwise specified in the option agreement.

Stock based compensation for all share-based payments to employees, including grants of employee stock options, are recorded in the financial statements based on their fair values. During the three months ended September 30, 2009, $35,000 of compensation expense, net of a tax benefit of $14,000, was recorded for stock-based compensation. During the nine months ended September 30, 2009, $105,000 of compensation expense, net of a tax benefit of $43,000, was recorded for stock-based compensation. As of September 30, 2009, there was $46,000 of total unrecognized compensation cost, net of estimated forfeitures, related to non-vested options under the Plan. That cost is expected to be recognized over a remaining period of 4 months.

The following table presents the options granted, exercised, or expired during the nine months ended September 30, 2009:

	Shares	Wtd. Avg. Exercise
Balance at December 31, 2008	142,500	$27.45
Options granted	15,000	28.30
Options exercised	(3,000)	13.13
Options expired or terminated	—	—

Balance at September 30, 2009	154,500	$27.81

The following table presents certain information about the valuation of options granted during the nine months ended September 30, 2009 and the year ended December 31, 2008:

At, or during,	Nine Months Ended 9/30/2009	Year Ended 12/31/2008
Exercisable options (vested)	139,500	127,500
Weighted average fair value of options (Black-Scholes model) at date of grant:	$9.24	$10.38

Black-Scholes Assumptions:
Risk-free interest rate	3.17%	3.59%
Expected dividend yield	3.06%	2.82%
Expected life in years	10	10
Expected volatility	36.90%	35.40%

The following table details contractual weighted-average lives of outstanding options at various prices:

	By range of exercise prices
from to	$13.13 15.50	$28.30 32.90	$34.39 34.95
Outstanding stock options	39,000	82,000	33,500
Weighted-average remaining life	0.97	6.84	5.58
Weighted-average exercise price	$14.71	$31.21	$34.74

Exercisable stock options	39,000	67,000	33,500
Weighted-average remaining life	0.97	6.28	5.58
Weighted-average exercise price	$14.71	$31.86	$34.74

		Weighted-average
At all prices	Options	price	life (yrs)
Total outstanding(1)	154,500	$27.81	5.08
Total exercisable	139,500	$27.75	4.62

(1)	Options to purchase 135,214 and 136,524 shares of common stock at a range of $31.18 - $34.95 per share were outstanding during the three and nine months ended September 30, 2009, respectively, but were not included in the computation of diluted Earnings-Per-Share (“EPS”) on the Consolidated Statement of Income because the exercise price was greater than the average market price of the common shares. These options expire beginning in 2013.

(3)    Income Taxes

Suffolk uses an asset and liability approach to accounting for income taxes. The asset and liability approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. Deferred tax assets are recognized if it is more likely than not that a future benefit will be realized. It is management’s position that no valuation allowance is necessary against any of Suffolk’s deferred tax assets. Suffolk accounts for income taxes in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740, Income Taxes, which prescribes the recognition and measurement criteria related to tax positions taken or expected to be taken in a tax return. Suffolk had unrecognized tax benefits including interest of approximately $116,000 as of September 30, 2009. Suffolk recognizes interest and penalties accrued relating to unrecognized tax benefits in income tax expense.

(4)    Fair Value

Suffolk records investments available for sale and impaired loans at fair value. Fair value measurement is determined based on the assumptions that market participants would use in pricing the asset or liability in an exchange. The definition of fair value includes the exchange price which is the price in an orderly transaction between market participants to sell an asset or transfer a liability in the principal market for the asset or liability. Market participant assumptions include assumptions about risk, the risk inherent in a particular valuation technique used to measure fair value and/or the risk inherent in the inputs to the valuation technique, as well as the effect of credit risk on the fair value of liabilities. Suffolk uses three levels of the fair value inputs to measure assets, as described below.

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

The following table summarizes the valuation of financial instruments measured at fair value on a recurring basis in the statement of financial position at September 30, 2009, including the additional requirement to segregate classifications to correspond to the major security type classifications utilized for disclosure purposes: (in thousands)

		Fair Value Measurements Using
Description	9/30/2009	Active Markets for Identical Assets Quoted Prices in (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Treasury securities	$8,390	$8,390	$—	$—
U.S. government agency debt	53,436	53,436	—	—
Collateralized mortgage obligations	201,240	—	201,240	—
Mortgage-backed securities	611	—	611	—
Obligations of states and political subdivisions	190,034	—	190,034	—
Impaired Loans	27,037	—	—	27,037

Total	$480,748	$61,826	$391,885	$27,037

The primary component of comprehensive income is the net unrealized gain of Suffolk’s investment securities available for sale, which increased by $15.5 million during the nine months ended September 30, 2009, from a net unrealized loss of $3.2 million at December 31, 2008, to a net unrealized gain of $12.3 million at September 30, 2009. The gain is mainly attributable to an $11.2 million increase in the market value of obligations of states and political subdivisions, and an increase of $5.0 million in the unrealized gains attributable to collateralized mortgage obligations.

FASB ASC 820, Fair Value Measurements and Disclosures, provides additional guidance in determining fair values when the volume and level of activity for the asset or liability have significantly decreased, particularly when there is no active market or where the price inputs being used represent distressed sales. It also provides guidelines for making fair value measurements more consistent with principles, reaffirming the need to use judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets become inactive. Suffolk adopted this codification effective April 1, 2009. The adoption did not have a material impact on Suffolk’s financial condition and results of operations. The additional disclosures are included herein.

Suffolk discloses on a quarterly basis, qualitative and quantitative information about fair value estimates for all those financial instruments not measured on the balance sheet at fair value.

The following table presents the carrying amounts and fair values of Suffolk’s financial instruments. FASB ASC 825, Financial Instruments, defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation: (in thousands)

	2009
	Carrying Amount	Fair Value
Cash & cash equivalents	$39,320	$39,320
Investment securities available for sale	453,711	453,711
Investment securities held to maturity	21,250	22,010
Loans, net	1,109,632	1,129,898
Accrued interest receivable	7,935	7,935
Deposits	1,407,255	1,409,757
Borrowings	103,300	105,178
Accrued interest payable	906	906

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

The fair value of certificates of deposit was calculated by discounting cash flows with applicable origination rates.

The fair value of commitments to extend credit was estimated by either discounting cash flows or using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the current creditworthiness of the counterparties. Credit in the form of revolving open-end lines secured by one- to four-family residential properties, commercial real estate, construction and land development loans, and lease financing arrangements was $167,979,000 as of September 30, 2009. The estimated fair value of written financial guarantees and letters of credit is based on fees currently charged for similar agreements. The contractual amount of these commitments were $64,226,000 as of September 30, 2009. The fees charged for the commitments were not material in amount.

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

Reviews by field examiners may be conducted based on the loan exposure and reliance on this type of collateral. Appraised and reported values may be discounted based on management’s historical knowledge, changes in market conditions from the time of valuation, and/or management’s expertise and knowledge of the client and client’s business. Impaired loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly, based on the same factors identified above.

(5)    Investment Securities

The amortized cost, estimated fair values, and gross unrealized gains and losses of Suffolk’s investment securities available for sale and held to maturity at September 30, 2009 were: (in thousands)

	Amortized Cost	Estimated Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
Available for sale:
U.S. Treasury securities	$8,018	$8,390	$372	$—
U.S. government agency debt	52,730	53,436	706	—
Collateralized mortgage obligations	199,388	201,240	5,622	(3,770)
Mortgage-backed securities	560	611	51	—
Obligations of states and political subdivisions	180,748	190,034	9,465	(179)

Balance at September 30, 2009	441,444	453,711	16,216	(3,949)

Held to maturity:
Obligations of states and political subdivisions	14,353	15,113	763	(2)
Other securities	6,897	6,897	—	—

Balance at September 30, 2009	21,250	22,010	763	(2)

Total investment securities	$462,694	$475,721	$16,979	$(3,951)

The amortized cost, maturities, and approximate fair value of Suffolk’s investment securities at September 30, 2009 are as follows: (in thousands)

	Available for Sale						Held to Maturity
	U.S. Treasury Securities		U.S. Govt. Agency Debt		Obligations of States & Political Subdivisions		Obligations of States & Political Subdivisions		Other Securities		Total Amortized Cost	Total Fair Value
(1) Maturity (in years)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within 1	$1,993	$1,994	$—	$—	$—	$—	$7,081	$7,109	$—	$—	$9,074	$9,103
After 1 but within 5	6,025	6,396	52,730	53,436	13,829	14,711	2,253	2,351	—	—	74,837	76,894
After 5 but within 10	—	—	—	—	143,666	151,180	5,019	5,653	—	—	148,685	156,833
After 10	—	—	—	—	23,253	24,143	—	—	—	—	23,253	24,143
Other Securities	—	—	—	—	—	—	—	—	6,897	6,897	6,897	6,897

Subtotal	$8,018	$8,390	$52,730	$53,436	$180,748	$190,034	$14,353	$15,113	$6,897	$6,897	$262,746	$273,870
Collateralized mortgage obligations											199,388	201,240
Mortgage-backed securities											560	611

Total	$8,018	$8,390	$52,730	$53,436	$180,748	$190,034	$14,353	$15,113	$6,897	$6,897	$462,694	$475,721

(1)	Maturities shown are stated maturities. Securities backed by mortgages are expected to have substantial periodic prepayments resulting in weighted average lives considerably less than what would be surmised from the table above.

As a member of the Federal Reserve system, the Bank owns Federal Reserve Bank stock with a book value of $652,000. The stock has no maturity and there is no public market for the investment.

As a member of the Federal Home Loan Bank of New York, the bank owns Federal Home Loan Bank of New York stock with a book value of $6,145,000. As of September 30, 2009, the Bank owns 15,596 shares valued at $1,560,000 as its membership portion. The remaining $4,585,000 in stock is owned based on borrowing activity requirements. The stock has no maturity and there is no public market for the investment.

At September 30, 2009, investment securities carried at $288,982,000 were pledged to secure trust deposits and public funds on deposit.

The table below indicates the length of time individual securities, both held-to-maturity and available-for-sale, have been held in a continuous unrealized loss position at the date indicated: (in thousands)

As of September 30, 2009		Less than 12 months		12 months or longer		Total
Type of securities	Number of Securities	Fair Value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Municipal securities	23	$8,957	$174	$414	$7	$9,371	$181
Collateralized mortgage obligations	7	21,488	15	21,535	3,755	43,023	3,770

Total	30	$30,445	$189	$21,949	$3,762	$52,394	$3,951

To evaluate whether a debt security is other-than-temporarily impaired, Suffolk determines whether the fair value of the debt security is less than its amortized cost basis at the statement of condition date. If the fair value is less than the amortized cost basis, then Suffolk must assess whether it intends to sell the security or whether it is more likely than not that it will be required to sell the debt security before recovery of its amortized cost basis. If Suffolk determines that it will sell a debt security or that it more likely than not will be required to sell a debt security before recovery of its amortized cost basis, then it must recognize the difference between the fair value and the amortized cost basis of the debt security in earnings. Otherwise, the other-than-temporary impairment must be separated into two components: the amount related to the credit loss and the amount related to all other factors. The amount related to the credit loss must be recognized in earnings, while the other component must be recognized in other comprehensive income, net of tax. The portion of other-than-temporary impairment recognized in earnings would decrease the amortized cost basis of the debt security, and subsequent recoveries in the fair value of the debt security would not result in a write-up of the amortized cost basis. There are no debt securities other-than-temporarily impaired as of September  30, 2009.

(6)    Retirement Plan

Suffolk accounts for its retirement plan in accordance with FASB ASC 715, Compensation – Retirement Benefits and FASB ASC 960, Plan Accounting – Defined Benefit Pension Plans, which require an employer that is a business entity and sponsors one or more single-employer defined benefit plans to recognize the funded status of a benefit plan in its statement of financial position; recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost; measure defined benefit plan assets and obligation as of the date of fiscal year-end statement of financial position (with limited exceptions); and disclose in the notes to financial statements additional information about certain effects of net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset and obligation. Plan assets and benefit obligations shall be measured as of the date of its statement of financial position and in determining the amount of net periodic benefit cost. Suffolk has adopted the provisions of the codification, which have been recorded in the accompanying consolidated statement of condition and disclosures.

Suffolk presents information concerning net periodic defined benefit pension expense for the quarter and year to date periods ended September 30, 2009 and 2008, including the following components: (in thousands)

	3 months 9/30/2009	3 months 9/30/2008	9 months 9/30/2009	9 months 9/30/2008
Service cost	$451	$335	$1,244	$1,053
Interest cost	505	404	1,393	1,270
Expected return on plan assets	(418)	(515)	(1,154)	(1,620)
Amortization of prior service cost	258	(1)	713	(3)

Net periodic benefit expense	$796	$223	$2,196	$701

A contribution of approximately $2,300,000 was made to the pension plan in June of 2009. There were no additional contributions required to be made to the plan in the three months ended September  30, 2009.

(7)    Recent Accounting Pronouncements

FASB ASC 805, Business Combinations, requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date. This statement recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase. This statement also defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquiree achieves control. Additionally this statement determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement is effective for fiscal years beginning after December 15, 2008. Suffolk has evaluated FASB ASC 805 and determined that there is no impact on its financial condition, results of operations, and disclosures.

In July 2009, the FASB Accounting Standards Codification (“Codification”) became the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities for financial statements issued for interim and annual periods ending after September 15, 2009. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of the federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date the Codification superseded all then-existing non-SEC accounting and reporting standards. All accounting literature that is not grandfathered and not from the SEC and not included in the Codification will no longer be authoritative. In the FASB’s view, the Codification will not change GAAP, except for those nonpublic, nongovernmental entities that must now apply the American Institute to Certified Public Accountants Technical Inquiry Service Section 5100, “Revenue Recognition” paragraphs 38-76. Suffolk has adopted the provisions of the codification which did not have a material impact on its consolidated financial statements.

In August 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-05, Measuring Liabilities at Fair Value, to amend FASB ASC 820, Fair Value Measurements and Disclosures, to clarify how entities should estimate the fair value of liabilities. ASC 820, as amended, includes clarifying guidance for circumstances in which a quoted price in an active market is not available, the effect of the existence of liability transfer restrictions, and the effect of quoted prices for the identical liability, including when the identical liability is traded as an asset. The amended guidance in ASC 820 on measuring liabilities at fair value is effective for the first interim or annual reporting period beginning after August 28, 2009, with earlier application permitted. Suffolk has evaluated ASU 2009-05 and determined that there is no impact on its financial condition, results of operations, and disclosures.

In May 2009, the FASB issued ASC 855, Subsequent Events, to incorporate the accounting and disclosure requirements for subsequent events into U.S. GAAP. ASC 855 introduces new terminology, defines a date through which management must evaluate subsequent events, and lists the circumstances under which an entity must recognize and disclose events or transactions occurring after the statement of condition date. Suffolk adopted ASC 855 as of June 30, 2009, which was the required effective date. Suffolk evaluated its financial statements as of September 30, 2009 for subsequent events through November 4, 2009, the date the financial statements were available to be issued. Suffolk is not aware of any subsequent events which would require recognition or disclosure in the financial statements.

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

For the Quarters and Nine Month Periods ended September 30, 2009 and 2008

Recent Developments

During the third quarter of 2009, the availability of credit appeared to remain static as banks balanced the need for additional capital against current business opportunities, although at lesser levels than during the previous year. However, weakness continued to develop in loans for commercial real estate, and consumer spending remained depressed. Residential real estate stopped declining in value in a number of markets, although certain regions continued to deteriorate. Very short-term rates remained near zero, and the “yield curve” remained comparatively steep in comparison with historic averages, with margins between short- and long-term rates wider than average, which continued to widen most banks’ net interest margin. This was primarily the result of continuing, low short-term targets for interest rates by the Federal Reserve Board for federal funds and discount rates. It was also the result of an offsetting concern in the marketplace about the possibility of inflation over the longer term as a result of deficit spending by the federal government, some of which was intended to stimulate the sluggish economy. Rates of unemployment continued to increase throughout the period, both locally and nationally.

During the past quarter, equity markets continued to rise as economists speculated that the decline in GDP had reached its low for the recession, but did not result in either capital spending or hiring on the part of the private sector. At Suffolk, interest income declined despite an increase in total net loans, but net interest income increased because of lesser interest expense. The net interest margin increased to 4.89 percent in the third quarter of 2009, up from 4.62 percent, in the third quarter of 2008. The net interest margin for earnings assets excluding interest-bearing deposits with other banks was 5.06 percent for the quarter ended September 30, 2009. The net interest margin on a year to date basis increased to 4.98 percent in

2009, up from 4.70 percent for the comparable period in 2008. The net interest margin for earnings assets excluding interest-bearing deposits with other banks was 5.05 percent for the nine months ended September 30, 2009. Increased net interest income was offset, however, by higher rates assessed by the FDIC that increased expense for deposit insurance by 6 times in comparison with the third quarter of 2008. Consistent application of a methodology to determine the allowance for loan losses resulted in a provision that was 2.25 times that made in the comparable quarter of 2008.

Return on average equity decreased to 19.34 percent for the third quarter in 2009, down from 19.89 percent during the third quarter of 2008, while basic earnings-per-share increased from $0.59 in the third quarter of 2008 to $0.63 in the third quarter of 2009. For the first nine months of 2009, return on average equity decreased to 19.29 percent, down from 22.36 percent during the comparable period of 2008, and earnings-per-share decreased to $1.81 for the first nine months of 2009, down from $1.98 for the same period last year. The decrease in return on average equity and earnings-per-share for the first nine months of 2009 is the result of a net gain on sale of securities during the first quarter of 2008, the proceeds of which were realized from the sale of shares issued by Visa, Inc. in connection with its initial public offering. The Bank was a member of the former Visa, Inc. payments organization and was issued shares when Visa, Inc. was organized. Approximately 39 percent of those shares were redeemed in connection with the initial public offering. The remaining shares remain restricted because of unsettled litigation pending against Visa, Inc. Visa, Inc., at its discretion, may redeem additional restricted shares in order to resolve pending litigation. The restriction expires upon resolution of the pending litigation. Accordingly, Suffolk has recorded these shares at zero in the accompanying statement of condition. Upon expiration of the restriction, Suffolk expects to record the fair value of the remaining shares.

Key to maintaining performance was disciplined management of the balance sheet. Steps included:

•

Consistent underwriting for lending to preserve both credit quality and yields throughout the business cycle. Emphasis was on preservation of margins over less profitable growth, and on allocation of capital to credits that would result in a relationship with a long-term customer rather than on a single transaction which might itself be profitable but not lead to further business.

•

Maintaining emphasis on both commercial and personal demand deposits, and non-maturity time deposits as a key part of relationships with customers while responding as necessary to demand in Suffolk’s market for certificates of deposit of all sizes. In light of increased demand for loans from customers unable to obtain financing from other banks whose capital losses reduced their lending capacity, Suffolk redoubled its emphasis on the profitability of the whole relationship of its customers with the Bank, seeking when possible to both make loans to and obtain funding from qualified customers.

•

Managing net loan charge-offs and non-performing loans. During the third quarter of 2009, net charge-offs amounted to 5 basis points of average net loans, on an annualized basis, although non-performing assets, those more than 90 days past due, and those that had been restructured but were more than 90 days past due increased. Lending staff’s first efforts were directed to the management of such credits, and then to developing new business as the economy wavered.

•

Managing the investment portfolio to provide downside protection from falling rates, and continued purchases of municipal securities, which provide liquidity as well as higher returns net of taxes, and some protection from falling interest rates. This included purchases of approximately $90 million of collateralized mortgage obligations fully guaranteed by the U. S. government.

•

Managing capital closely, already in excess of the 10.00 percent total risk-based capital (“TRBC”) required to be considered “well-capitalized” from a regulatory point of view, but allowing it to grow further above recent averages 1) to position Suffolk to absorb unanticipated losses should the economy stall further, and 2) to position Suffolk, if possible, to respond to the possibility of higher capital requirements now under discussion among regulators using retained earnings having no marginal costs of distribution, rather than secondary offerings of stock with attendant investment banking, syndication, legal, accounting, and other fees which would dilute the earnings of current shareholders. Growth in the core business during the quarter was sufficient to employ retained earnings, and no shares were repurchased.

Net Income

Net income was $6,028,000 for the quarter, up 6.3 percent from $5,673,000 posted during the same period last year. Basic earnings-per-share for the quarter were $0.63 versus $0.59, an increase of 6.8 percent. Net income was $17,395,000 for the nine months ended September 30, 2009, down from $18,946,000 posted during the same period last year. Basic earnings-per-

share were $1.81 for the nine month period ended September 30, 2009, down from $1.98 posted last year. Included in net income of the first quarter of 2008, is $2,429,000 attributed to the Visa, Inc. transaction, net of income taxes. Accordingly, to compare the first nine months of 2009 to the prior comparable period of 2008, exclusive of the Visa, Inc. transaction, earnings-per-share were $1.81, an increase of 4.6 percent from $1.73 during the comparable period of 2008. Without the Visa, Inc. transaction, return on average equity decreased to 19.29 percent from 19.50 percent last year.

Interest Income

Interest income was $21,516,000 for the third quarter of 2009, down 4.2 percent from $22,454,000 posted for the same quarter in 2008. Average net loans during the third quarter of 2009 totaled $1,109,161,000 compared to $1,039,045,000 for the same period of 2008. During the third quarter of 2009, the yield on a fully taxable-equivalent basis was 5.66 percent on average earning assets of $1,587,600,000 down from 6.14 percent on average earning assets of $1,516,069,000 during the third quarter of 2008. Interest income was $65,244,000 for the first nine months of 2009, down 1.8 percent from $66,407,000 recorded in the first nine months of 2008. During the first nine months of 2009, the yield on a fully taxable-equivalent basis was 5.81 percent on average earning assets of $1,560,306,000, down from 6.29 percent on average earning assets of $1,457,667,000 during the first nine months of 2008.

Interest Expense

Interest expense for the third quarter of 2009 was $3,042,000, down 47.3 percent from $5,769,000 for the same period of 2008. During the third quarter of 2009, the cost of funds was 1.19 percent on average interest-bearing liabilities of $1,018,949,000, down from 2.24 percent on average interest-bearing liabilities of $1,030,877,000 during the third quarter of 2008. Interest expense decreased due to decreased rates paid for all interest-bearing liabilities, in addition to a decrease in average borrowings outstanding. Interest expense was $9,722,000 for the first nine months of 2009, down 44.2 percent from $17,421,000 recorded last year to date. During the first nine months of 2009, the cost of funds was 1.26 percent on average interest-bearing liabilities of $1,029,022,000, down from 2.34 percent on average interest-bearing liabilities of $990,647,000 during the first nine months of 2008.

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

Net Interest Income

Net interest income, before the provision for loan losses, is the largest component of Suffolk’s earnings. It was $18,474,000 for the third quarter of 2009, up 10.7 percent from $16,685,000 during the same period of 2008. The net interest margin for the quarter, on a fully taxable-equivalent basis, was 4.89 percent compared to 4.62 percent for the same period of 2008.

The following table details the components of Suffolk’s net interest income for the quarter on a taxable-equivalent basis: (in thousands)

Quarters ending September 30,	2009			2008
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
INTEREST-EARNING ASSETS
U.S. Treasury securities	$9,784	$97	3.97%	$9,888	$102	4.13%
Collateralized mortgage obligations	145,479	1,826	5.02	147,695	2,017	5.46
Mortgage backed securities	610	10	6.56	695	12	6.91
Obligations of states and political subdivisions	197,631	2,739	5.54	165,592	2,422	5.85
U.S. govt. agency obligations	62,742	354	2.26	91,082	855	3.75
Corporate bonds and other securities	6,434	123	7.65	8,584	119	5.55
Federal funds sold and interest bearing bank deposits	55,759	44	0.32	53,488	262	1.96
Loans, net of allowance for loan losses
Commercial, financial & agricultural loans	233,721	3,459	5.92	226,143	3,616	6.40
Commercial real estate mortgages	366,682	6,176	6.74	329,305	5,958	7.24
Real estate construction loans	131,561	2,158	6.56	114,068	2,220	7.78
Residential mortgages (1st and 2nd liens)	208,930	3,148	6.03	201,003	3,118	6.20
Home equity loans	80,851	844	4.18	69,535	911	5.24
Consumer loans	83,997	1,476	7.03	94,960	1,671	7.04
Other loans (overdrafts)	3,419	—	—	4,031	—	—

Total interest-earning assets	$1,587,600	$22,454	5.66%	$1,516,069	$23,283	6.14%

Cash and due from banks	$41,381			$46,794
Other non-interest-earning assets	54,935			43,526

Total assets	$1,683,916			$1,606,389

INTEREST-BEARING LIABILITIES
Saving, N.O.W. and money market deposits	$580,544	$934	0.64%	$525,541	$2,085	1.59%
Time deposits	346,768	1,544	1.78	316,713	2,337	2.95

Total saving and time deposits	927,312	2,478	1.07	842,254	4,422	2.10
Federal funds purchased and securities sold under agreement to repurchase	16	—	—	45,734	295	2.58
Other borrowings	91,621	564	2.46	142,889	1,052	2.94

Total interest-bearing liabilities	$1,018,949	$3,042	1.19%	$1,030,877	$5,769	2.24%

Rate spread			4.46%			3.90%
Non-interest-bearing deposits	$508,810			$447,089
Other non-interest-bearing liabilities	31,493			14,314

Total liabilities	$1,559,252			$1,492,280
Stockholders’ equity	124,664			114,109

Total liabilities and stockholders’ equity	$1,683,916			$1,606,389
Net-interest income (taxable-equivalent basis) and effective interest rate differential		$19,412	4.89%		$17,514	4.62%
Less: taxable-equivalent basis adjustment		(938)			(829)

Net-interest income		$18,474			$16,685

For the nine months ended September 30, 2009, net interest income was $55,522,000, up 13.3 percent from $48,986,000 during the same period of 2008. The net interest margin on a fully taxable-equivalent basis was 4.98 percent compared to 4.70 percent for the same period of 2008.

The following table details the components of Suffolk’s net interest income for the first nine months of the year on a taxable-equivalent basis: (in thousands)

Year to date ending September 30,	2009			2008
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
INTEREST-EARNING ASSETS
U.S. Treasury securities	$9,962	$298	3.99%	$9,966	$304	4.07%
Collateralized mortgage obligations	131,515	5,351	5.42	147,927	5,956	5.37
Mortgage backed securities	604	31	6.84	741	38	6.84
Obligations of states and political subdivisions	191,154	7,979	5.57	162,356	7,049	5.79
U.S. govt. agency obligations	88,428	1,797	2.71	101,187	2,948	3.88
Corporate bonds and other securities	8,359	334	5.33	9,463	500	7.04
Federal funds sold and interest bearing bank deposits	25,060	48	0.26	18,160	265	1.95
Loans, net of allowance for loan losses
Commercial, financial & agricultural loans	233,848	10,369	5.91	224,363	11,207	6.66
Commercial real estate mortgages	362,206	18,501	6.81	324,428	17,441	7.17
Real estate construction loans	133,890	6,821	6.79	100,651	6,111	8.10
Residential mortgages (1st and 2nd liens)	208,604	9,469	6.05	191,469	8,975	6.25
Home equity loans	77,540	2,446	4.21	67,544	2,937	5.80
Consumer loans	87,135	4,531	6.93	96,581	5,088	7.02
Other loans (overdrafts)	2,001	—	—	2,831	—	—

Total interest-earning assets	$1,560,306	$67,975	5.81%	$1,457,667	$68,819	6.29%

Cash and due from banks	$40,557			$47,350
Other non-interest-earning assets	55,347			46,558

Total assets	$1,656,210			$1,551,575

INTEREST-BEARING LIABILITIES
Saving, N.O.W. and money market deposits	$567,270	$2,732	0.64%	$459,191	$4,841	1.41%
Time deposits	320,462	4,593	1.91	316,216	7,804	3.29

Total saving and time deposits	887,732	7,325	1.10	775,407	12,645	2.17
Federal funds purchased and securities sold under agreement to repurchase	6,501	120	2.46	53,182	1,181	2.96
Other borrowings	134,789	2,277	2.25	162,058	3,595	2.96

Total interest-bearing liabilities	$1,029,022	$9,722	1.26%	$990,647	$17,421	2.34%

Rate spread			4.55%			3.95%
Non-interest-bearing deposits	$470,598			$429,050
Other non-interest-bearing liabilities	36,376			18,924

Total liabilities	$1,535,996			$1,438,621
Stockholders’ equity	120,214			112,954

Total liabilities and stockholders’ equity	$1,656,210			$1,551,575
Net-interest income (taxable-equivalent basis) and effective interest rate differential		$58,253	4.98%		$51,398	4.70%
Less: taxable-equivalent basis adjustment		(2,731)			(2,412)

Net-interest income		$55,522			$48,986

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

	In Third Quarter of 2009 over Third Quarter of 2008, Changes Due to
	Volume	Rate	Net Change
Interest-earning assets
U.S. Treasury securities	$(1)	$(4)	$(5)
Collateralized mortgage obligations	(30)	(161)	(191)
Mortgage-backed securities	(1)	(1)	(2)
Obligations of states & political subdivisions	449	(131)	318
U.S. government agency obligations	(220)	(281)	(501)
Corporate bonds & other securities	(34)	38	4
Federal funds sold & interest bearing bank deposits	11	(229)	(218)
Loans, including non-accrual loans	1,138	(1,372)	(234)

Total interest-earning assets	$1,312	$(2,141)	$(829)

Interest-bearing liabilities
Saving, N.O.W., & money market deposits	$199	$(1,350)	$(1,151)
Time deposits	205	(998)	(793)
Federal funds purchased & due from bank	(148)	(147)	(295)
Other borrowings	(335)	(153)	(488)

Total interest-bearing liabilities	$(79)	$(2,648)	$(2,727)

Net change in net interest income (taxable-equivalent basis)	$1,391	$507	$1,898

The table below presents a summary of changes in interest income, interest expense, and the resulting net interest income on a taxable-equivalent basis for the nine month periods presented: (in thousands)

	In First Nine Months of 2009 over First Nine Months of 2008, Changes Due to
	Volume	Rate	Net Change
Interest-earning assets
U.S. Treasury securities	$—	$(6)	$(6)
Collateralized mortgage obligations	(667)	62	(605)
Mortgage-backed securities	(7)	—	(7)
Obligations of states & political subdivisions	1,209	(279)	930
U.S. government agency obligations	(339)	(812)	(1,151)
Corporate bonds & other securities	(54)	(112)	(166)
Federal funds sold & interest bearing bank deposits	74	(291)	(217)
Loans, including non-accrual loans	4,779	(4,401)	378

Total interest-earning assets	$4,995	$(5,839)	$(844)

Interest-bearing liabilities
Saving, N.O.W., & money market deposits	$952	$(3,061)	$(2,109)
Time deposits	103	(3,314)	(3,211)
Federal funds purchased & due from bank	(890)	(171)	(1,061)
Other borrowings	(545)	(773)	(1,318)

Total interest-bearing liabilities	$(380)	$(7,319)	$(7,699)

Net change in net interest income (taxable-equivalent basis)	$5,375	$1,480	$6,855

Other Income

Other income decreased to $2,766,000 for the quarter compared to $2,801,000 the previous year, down 1.2 percent. Service charges on deposits were down 3.4 percent. Service charges, including commissions and fees other than for deposits, increased by 2.8 percent. Fiduciary fees were down 35.2 percent. Other operating income increased by 90.7 percent, mainly attributable to the sale of residential mortgage loans to the secondary market. Other income for the nine months ended September 30, 2009 was $8,353,000, down 29.5 percent from $11,843,000 for the comparable year to date period. Service charges on deposits were down 4.5 percent. Service charges, including commissions and fees other than for deposits, increased 10.0 percent. Fiduciary fees were down 30.1 percent. Other operating income increased by 123.3 percent, mainly attributable to the sale of residential mortgage loans to the secondary market. Proceeds received in connection with shares redeemed as part of the Visa, Inc. Inc. initial public offering resulted in a net securities gain of $3,737,000 during the first quarter of 2008. There were no sales of securities during the nine months ended September 30, 2009.

Other Expense

Other expense for the third quarter of 2009 was $12,034,000, up 6.1 percent from $11,345,000 for the comparable period in 2008. Employee compensation increased by 10.3 percent, net occupancy expense decreased 3.0 percent, equipment expense increased by 9.7 percent, and other operating expense decreased by 14.9 percent. FDIC assessments increased by $443,000 or 598.6 percent. There were two significant items contributing to the increase in other expense. One is increased net assessments by the FDIC for deposit insurance made in response to the current unrest in the banking industry. This amounted to $517,000 in 2009 compared to $74,000 in 2008. The increased assessment is a result of the FDIC’s anticipation of greater demands on the Bank Insurance Fund in the future. Also increasing reported expense was the expiration during 2008 of a one-time credit previously granted by the FDIC. The second significant item is additional expense for the employee pension plan necessary after the value of plan assets declined during 2008 at the same time that the rate at which the future payments are discounted declined, resulting in a greater current liability. This amounted to $796,000 in the third quarter of 2009 compared to $223,000 in the comparable period of 2008, an increase of 257 percent.

Other expense for the first nine months of 2009 was $36,241,000, up 12.8 percent from $32,134,000 compared to the first nine months of 2008. Employee compensation increased 8.9 percent, net occupancy expense increased 10.8 percent, equipment expense increased 8.8 percent and other operating expense decreased by 2.3 percent. FDIC assessments increased by 1,418.6 percent as a result of increased assessments. Included in the first nine months of 2009 FDIC assessments is a special assessment of approximately $800,000 charged by the FDIC. Included in employee compensation is an additional expense for the employee pension plan as previously mentioned. This amounted to $2,196,000 for the first nine months of 2009 compared to $701,000 in the comparable period of 2008, an increase of 213.3 percent. However the provision for income taxes declined by 18.9 percent, primarily because of the Visa transaction the previous year.

Capital Resources

Stockholders’ equity totaled $133,366,000 on September 30, 2009, an increase of 18.7 percent from $112,401,000 on December 31, 2008. This was the result of net income, as well as a decrease in the depreciation in the market value of securities available for sale, offset by cash dividends declared. The ratio of equity to assets was 8.0 percent at September 30, 2009 and 7.1 percent at December 31, 2008.

The following table details amounts and ratios of Suffolk’s regulatory capital: (in thousands of dollars except ratios)

	Actual		For capital adequacy		To be well capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2009
Total Capital (to risk-weighted assets)	$146,754	11.73%	$100,075	8.00%	$125,094	10.00%
Tier 1 Capital (to risk-weighted assets)	134,619	10.76%	50,038	4.00%	75,056	6.00%
Tier 1 Capital (to average assets)	134,619	8.00%	67,319	4.00%	84,148	5.00%

As of December 31, 2008
Total Capital (to risk-weighted assets)	$131,884	10.59%	$99,585	8.00%	$124,482	10.00%
Tier 1 Capital (to risk-weighted assets)	122,833	9.87%	49,793	4.00%	74,689	6.00%
Tier 1 Capital (to average assets)	122,833	7.90%	62,172	4.00%	77,214	5.00%

Credit Risk

Suffolk makes loans based on its evaluation of the creditworthiness of the borrower. Even with careful underwriting, some loans may not be repaid as originally agreed. To provide for this possibility, Suffolk maintains an allowance for loan losses, based on an analysis of the performance of the loans in its portfolio. The analysis includes subjective factors based on management’s judgment as well as quantitative evaluation. Estimates should produce an allowance that will provide for a range of losses. According to U.S. GAAP, a financial institution should record its best estimate. Appropriate factors contributing to the estimate may include changes in the composition of the institution’s assets, or potential economic slowdowns or downturns. Also important is the geographical or political environment in which the institution operates. Suffolk’s management considers all of these factors when determining the provision for loan losses.

The provision for the allowance for loan losses was $975,000 for the third quarter of 2009, and $300,000 for the comparable period in 2008. Net charge-offs were $132,000 for the third quarter of 2009 compared to $215,000 for the third quarter of 2008.

The following table presents information about the allowance for loan losses: (in thousands of dollars except for ratios)

	For the last 12 months	For the three months ended
		Sept. 30 2009	June 30 2009	Mar. 31 2009	Dec. 31 2008
Allowance for loan losses
Beginning balance	$7,970	$10,873	$9,990	$9,051	$7,970
Total charge-offs	(735)	(183)	(218)	(65)	(269)
Total recoveries	225	51	51	29	94
Reclass to Allowance for Contingent Liabilities	31	—	—	—	31
Provision for loan losses	4,225	975	1,050	975	1,225

Ending balance	$11,716	$11,716	$10,873	$9,990	$9,051

Coverage ratios
Loans, net of discounts: average		$1,120,313	$1,127,984	$1,097,834	$1,069,976
at end of period		1,121,348	1,135,040	1,118,660	1,093,521
Non-performing and restructured assets past due 30 days		24,100	21,125	8,380	4,884
Non-performing assets/total loans (net of discount)		2.15%	1.86%	0.75%	0.45%
Net charge-offs/average net loans (annualized)		0.05%	0.06%	0.01%	0.07%
Allowance/non-accrual, restructured, & OREO		48.61%	51.47%	119.21%	185.32%
Allowance for loan losses/net loans		1.04%	0.96%	0.89%	0.83%

Included in nonperforming assets are restructured loans of $10,075,000. Subsequent to restructuring, approximately $250,000 was committed to lend additional funds.

Suffolk has financial and performance letters of credit. Financial letters of credit require Suffolk to make payment if the customer’s financial condition deteriorates, as defined in the agreements. Performance letters of credit require Suffolk to make payments if the customer fails to perform certain non-financial contractual obligations. The maximum potential undiscounted amount of future payments of these letters of credit as of September 30, 2009 is $25,882,000 and they expire as follows: (in thousands)

2009	$6,365
2010	17,548
2011	1,396
2012	493
Thereafter	80

$25,882

Amounts due under these letters of credit would be reduced by any proceeds that Suffolk would be able to obtain in liquidating the collateral for the loans, which varies depending on the customer. The allowance for contingent liabilities includes a provision of $39,000 for losses based on the letters of credit outstanding as of September 30, 2009.

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

Item 4.

Controls and Procedures

Suffolk’s Chief Executive Officer and Chief Financial Officer (collectively, the “Certifying Officers”) are responsible for establishing and maintaining disclosure controls and procedures as defined in Rules 13a-15(e) of the Securities Exchange Act of 1934 for Suffolk. Based upon their evaluation of these controls and procedures as of September 30, 2009, the Certifying Officers have concluded that Suffolk’s disclosure controls and procedures are effective.

In addition, there has been no significant change in Suffolk’s internal controls over financial reporting that occurred during Suffolk’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, Suffolk’s internal controls over financial reporting.

PART II

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information about repurchases of common stock:

		For the three months ended
	For the last 12 months	Sept. 30 2009	June 30 2009	Mar. 31 2009	Dec. 31 2008
Average price per share of quarterly repurchases	$32.34	$—	$—	$32.34	$—
Aggregate cost of quarterly repurchases	$39,358	$—	$—	$39,358	$—
Repurchases of common stock
Treasury stock, beginning balance	3,995,661	3,996,878	3,996,878	3,995,661	3,995,661
Repurchases (1)	1,217	—	—	1,217	—

Treasury stock, ending balance	3,996,878	3,996,878	3,996,878	3,996,878	3,995,661

(1)	Shares repurchased in payment of exercised employee incentive stock options. No shares were repurchased in market transactions.

Item 6.

Exhibits and Reports on Form 8-K

CERTIFICATION OF PERIODIC REPORT—Exhibit 31.1

CERTIFICATION OF PERIODIC REPORT—Exhibit 31.2

CERTIFICATION OF PERIODIC REPORT—Exhibit 32.1

CERTIFICATION OF PERIODIC REPORT—Exhibit 32.2

The following reports were filed on Form 8-K during the three month period ended September 30, 2009.

Current Report on Form 8-K – the Company’s press release titled, “SUFFOLK BANCORP ANNOUNCES EARNINGS FOR THE SECOND QUARTER OF 2009,” dated July 15, 2009

Current Report on Form 8-K – the Company’s press release titled, “SUFFOLK BANCORP ANNOUNCES REGULAR QUARTERLY DIVIDEND,” dated September 1, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUFFOLK BANCORP

Date: November 4, 2009	/s/ J. Gordon Huszagh
J. Gordon Huszagh
President & Chief Executive Officer

Date: November 4, 2009	/s/ Stacey L. Moran
Stacey L. Moran
Executive Vice President & Chief Financial Officer