Form 10-K
period 2009-12-31
SUFFOLK BANCORP
filed 2010-03-12
CIK 754673

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2009

-OR-

☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to             .

Commission File Number: 000-13580

SUFFOLK BANCORP

(Name of Issuer in Its Charter)

New York	11-2708279
(State or Other Jurisdiction of Incorporation of Organization)	(I.R.S. Employer Identification No.)

4 West Second Street, P.O. Box 9000, Riverhead, New York	11901
(Address of Principal Executive Offices)	(Zip Code)

Issuer’s Telephone Number, Including Area Code: (631) 727-5667

Securities registered under Section 12(b) of the Exchange Act:

Title of each class:	Name of each exchange on which registered:
Common stock, par value $2.50 per share	The NASDAQ Global Select Market

Securities registered under Section 12(g) of the Exchange Act: None

(Title of Class)

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES  ☐     NO  ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.    YES  ☐    NO  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)    YES  ☐    NO  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐    Smaller Reporting Company  ☐

Indicate by check mark whether the Registrant is a shell company.    YES  ☐    NO  ☒

The aggregate market value of the common equity held by non-affiliates of the Registrant as of the last business day of the Registrant’s most recently completed second fiscal quarter was $240.9 million.

As of January 31, 2010, there were 9,630,399 shares outstanding of the Registrant’s common stock.

On The Cover

Wading River

The name “Wading River” is translated from its original Algonquian name, “Pauquaconsuk,” which meant “the place where we wade for thick, round-shelled clams.” The land was conveyed to English settlers between the years 1657 and 1675 in a series of transactions with Wyandanch, the great sachem of the Montauket tribe, then the most influential tribe on Long Island, and also with the Uncachaug and Setauket tribes. The earliest records show that a settlement was founded in 1671 with eight families. The village was located carefully, with a stream with enough follow to power a mill, clean water to drink, seafood close at hand, woodland for fuel, building material, soil rich enough to grow crops, meadowland for grazing animals, and hills to offer settlers some protection from the elements. A sawmill was erected in the area and in operation as early as 1710, and the sale of cordwood later became a significant part of the local economy during the nineteenth century.

As the twentieth century approached, that industry declined as coal replaced wood as a fuel for a number of purposes, from heat to steam to power mechanical devices. General agriculture, including orchards and row crops, replaced woodland. From 1895 until 1938, the Long Island Rail Road ran as far as Wading River, and slowly, the area began to develop.

Wading River remained a small hamlet of a few hundred souls until 1947, when veterans of the Second World War began to build homes in the area, and travel to Wildwood State Park, 600 acres of woodland and meadow overlooking Long Island Sound introduced visitors to the area. It grew steadily from the 1950’s until the present day, where it is home to nearly 7,000 people.

Suffolk County National Bank opened its first branch office in Wading River on June 3, 1967, just about a mile up the hill from the original village’s iconic duck pond, where it continues to serve members of this historic community.

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

The staff at SCNB works hard to develop and maintain ties to the communities it serves. SCNB’s business includes loans to small and medium-sized commercial enterprises, to professionals, and to individual consumers. Suffolk Bancorp’s main strategic focus is on small business owners and professionals and those retail customers who need a range of financial services tailored to their individual needs, and who expect the kind of personal service that is possible only through the establishment of relationships that develop over time. In recent years commercial loans of all types have increased as a percentage of the loan portfolio and have made substantial contributions to SCNB’s profitability. SCNB’s primary market is Long Island, New York. Long Island is home to approximately 2.8 million people outside of the limits of New York City and is primarily suburban in nature. Nassau County and the western end of Suffolk County are a center for commerce and are highly developed, supporting a diversified economy. The economy on eastern Long Island is based on services that support tourism, a large number of second homes, and agriculture. Together, they generate family incomes greater than the national average, providing Suffolk Bancorp with a steady and growing demand for loans and other services, and a reliable, reasonably priced supply of deposits.

Financial Highlights

	(dollars in thousands, except ratios, share, and per-share information)
	December 31,	2009	2008
EARNINGS FOR THE YEAR	Net income	$22,548	$24,688
	Net interest income	74,336	66,219
	Net income-per-share	2.35	2.58
	Cash dividends-per-share	0.88	0.88

BALANCES AT YEAR-END	Assets	$1,694,496	$1,582,819
	Net loans	1,148,046	1,084,470
	Investment securities	446,344	394,287
	Deposits	1,385,278	1,216,437
	Equity	137,171	112,401
	Shares outstanding	9,615,494	9,582,699
	Book value per common share	$14.27	$11.73

RATIOS	Return on average equity	18.30%	21.79%
	Return on average assets	1.36	1.59
	Average equity to average assets	7.41	7.29
	Net interest margin (taxable-equivalent)	4.99	4.75
	Efficiency ratio	57.11	52.81
	Net charge-offs to average net loans	0.09	0.06

CORPORATE INFORMATION

Suffolk Bancorp Annual Meeting

Tuesday, April 13, 2010, 1:00 P.M.

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

They are also available on the Internet at

www.suffolkbancorp.com

Trading

Suffolk Bancorp’s common stock is traded on the NASDAQ Global Select

Market under the symbol “SUBK.”

Registrar and Transfer Agent

Any questions about the registration or transfer of shares, the payment,

reinvestment, or direct deposit of dividends can be answered by:

American Stock Transfer

& Trust Co.

59 Maiden Lane

New York, New York 10038

1-800-937-5449

www.amstock.com

Registered Independent Public Accountant

Grant Thornton LLP

60 Broad Street

New York, New York 10004

General Counsel

Smith, Finkelstein, Lundberg,

Isler & Yakaboski, LLP

456 Griffing Avenue

Riverhead, New York 11901

FDIC Rules and Regulations, Part 350.4(d)

This statement has not been reviewed, or confirmed for accuracy or relevance, by the Federal Deposit Insurance Corporation.

Dear Shareholder:

In 2010, we celebrate the one-hundred-twentieth year since the founding of our banking subsidiary, formally known as The Suffolk County National Bank of Riverhead, and more familiarly as “SCNB.” For all of those years, it has operated under the same national banking charter and under the same name. During those many years, the world has witnessed great advances and innovation in technology, and many and substantial changes in our community, our nation, and the world. It has also witnessed many economic cycles, banking panics, the Great Depression, world wars and other calamities, both local and global.

I am proud to be yet one more among the leaders of an organization that has not only survived such a sweep of events but, for the most part, thrived through them as well. This sort of stability and continuity is the result of a certain kind of discipline that has been and remains a fundamental part of Suffolk’s culture, passed from one generation to the next. This leads us to assess the environment in which we conduct business continually, and then to adjust to it, as is prudent, without compromising our core objective of consistent, sustainable profitability. That profitability is what ensures our ability to meet our obligations to our shareholders, customers and the communities we serve to the best of our ability.

Accordingly, I would like to provide a brief overview of our performance during 2009. Earnings and earnings-per-share for the full year of 2009 slightly exceeded those in 2008, when adjusted for the VISA transaction in 2008. We did this while increasing our margin, from 4.75 percent to 4.99 percent, among the widest in the industry in recent times.

This was mostly the result of historically low costs of funding. We did this in the face of substantial additional expenses, including assessments which increased by $2.2 million for FDIC deposit insurance, an increase of $2.2 million in our provision for loan losses, a $2.0 million increase in our pension expense to compensate for the decreased discount rate at which the pension liability was calculated as well as declines in the market value of plan assets during 2008, and a $528,000 provision recorded in connection with a data intrusion just before the end of the year.

Book value-per-share actually increased to $14.27 at year-end, up 21.7 percent from $11.73 at December 31, 2008, as a result of net income, net of dividends, and a positive change in accumulated other comprehensive income of $9.7 million, primarily as a result of increases in the market value of investments, but also from improvements in the status of the pension plan.

Return on equity (“ROE”), the bellwether of profitability, was indeed affected by these events, declining to 15.61 percent from 20.11 percent for the quarter and 18.30 percent from 21.79 percent for the year. Also affecting ROE was an increase in total risk-based capital of more than 1 percent, to 11.73 percent from 10.60 percent, as we anticipated higher capital requirements as scrutiny of the financial services industry increases. This means that for any given level of efficiency in our underlying banking operations, ROE will be lower than it would have been under earlier standards. This is something we will share with all other banks as those standards evolve. Still, in comparison to the banking industry, which posted ROE of 1.1 percent during the previous four quarters ended September 30, 2009, and 2.6 percent during the third quarter of 2009, according to SNL Securities, we consider this a successful year under trying circumstances.

Looking back on 2009, it appears that the economy had already started to recover, but economists are nearly unanimous in their prediction that it will be a slow rebound. Our customers are not exempt from the effects of a weakened economy. At the same time, however, we can see the value of business based on relationships rather than transactions.

Our primary motto is, “Good Relationships are Good Business.” Good relationships with our customers allow us to see how they are adjusting their business models to survive the downturn, and to meet their obligations back to us. Good relationships keep lines of communications open, and help us work with our customers to meet their need for credit. Good relationships provide for long-lasting business partnerships, through all types of economic cycles.

Transactions, on the other hand, are one-time opportunities to charge interest or collect a fee that need to be replicated over and over again to sustain revenue.

Our secondary motto is, “When Our Customers Grow, We Grow.” Good relationships are the catalyst for future growth. As we continue to maintain the relationships we already have, and seek to build new ones for the future, earnings grow, and earnings are the only basis for shareholder value in the long run.

These two concepts are not difficult to articulate, but to implement them requires focus, attention, and discipline. Most of all, they require that we not allow ourselves to be distracted by glitzy but unproductive transactions. History shows that growth for the sake of growth generally hurts shareholders.

We believe that focusing on the customer will provide for future growth and increased shareholder value. The core competencies we look for in our employees include customer service, communication, flexibility, and teamwork. When we use these skills and put the customer first, we build the relationships that are so important to our future. When we put our customers first, we gain their loyalty and repeat business. That is what enables us to generate shareholder returns that are higher than most of our peers.

Sincerely,

J. Gordon Huszagh
President and Chief Executive Officer

PRICE RANGE OF COMMON STOCK AND DIVIDENDS

Suffolk’s common stock is traded on the NASDAQ Global Select Market under the symbol “SUBK.” Following are quarterly high and low prices of Suffolk’s common stock as reported by NASDAQ.

2009	High	Low	Dividends	2008	High	Low	Dividends
First Quarter	$36.97	$20.51	$0.22	First Quarter	$33.73	$28.49	$0.22
Second Quarter	29.00	23.17	0.22	Second Quarter	35.36	28.77	0.22
Third Quarter	31.14	24.61	0.22	Third Quarter	49.02	26.35	0.22
Fourth Quarter	30.46	25.90	0.22	Fourth Quarter	40.00	25.68	0.22

SUMMARY OF SELECTED FINANCIAL DATA

FIVE-YEAR SUMMARY: (dollars in thousands except shares and per-share amounts)
For the year ended December 31,	2009	2008	2007	2006	2005
Interest income	$87,008	$88,457	$89,081	$86,209	$75,673
Interest expense	12,672	22,237	25,117	20,499	11,312

Net interest income	74,336	66,220	63,964	65,710	64,361
Provision for loan losses	4,275	2,050	377	966	1,575

Net interest income after provision	70,061	64,170	63,587	64,744	62,786
Other income	11,118	14,643	10,595	10,672	10,145
Other expense	48,801	42,702	40,392	39,975	37,453

Income before income taxes	32,378	36,111	33,790	35,441	35,478
Provision for income taxes	9,830	11,423	11,662	12,813	13,376

Net Income	$22,548	$24,688	$22,128	$22,628	$22,102

BALANCE AT DECEMBER 31:
Federal funds sold	$—	$—	$2,700	$—	$—
Investment securities – available for sale	437,000	382,357	392,796	403,246	400,038
Investment securities – held to maturity	9,343	11,930	9,155	10,013	11,478

Total investment securities	446,343	394,287	401,951	413,259	411,516
Net loans	1,148,046	1,084,470	949,609	882,096	893,245
Total assets	1,694,496	1,582,819	1,469,062	1,390,849	1,407,902
Total deposits	1,385,278	1,216,437	1,143,375	1,139,075	1,158,707
Other borrowings	150,800	224,820	198,320	120,135	127,975
Stockholders’ equity	$137,171	$112,401	$108,981	$108,566	$102,001

SELECTED FINANCIAL RATIOS:
Performance:
Return on average equity	18.30%	21.79%	21.47%	22.16%	22.18%
Return on average assets	1.36	1.59	1.57	1.61	1.59
Net interest margin (taxable-equivalent)	4.99	4.75	5.06	5.16	5.09
Efficiency ratio	57.11	52.81	54.17	52.34	50.28
Average equity to average assets	7.41	7.29	7.30	7.25	7.19
Dividend pay-out ratio	37.44	34.18	39.70	39.19	37.56
Asset quality:
Non-performing assets to total loans, net of discount	2.53	0.45	0.17	0.10	0.49
Non-performing assets to total assets	1.73	0.31	0.11	0.06	0.32
Allowance to non-performing assets	41.99	185.32	459.13	846.52	220.41
Allowance to loans, net of discount	1.06	0.83	0.80	0.85	1.09
Net charge-offs (recoveries) to average net loans	0.09	0.06	(0.01)	0.36	(0.01)

PER-SHARE DATA:
Net income (basic)	2.35	2.58	2.24	2.20	2.09
Cash dividends	0.88	0.88	0.88	0.88	0.79
Book value at year-end	14.27	11.73	11.34	10.60	9.80
Highest market value	36.97	49.02	38.80	38.95	37.00
Lowest market value	20.51	25.68	25.55	28.17	25.68
Average shares outstanding	9,602,802	9,580,025	9,895,301	10,279,870	10,570,896

Number of full-time-equivalent employees	368	362	350	357	369
Number of branch offices	29	29	29	27	27
Number of automatic teller machines	29	29	26	26	25

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

The discussion that follows analyzes Suffolk Bancorp’s (“Suffolk”) operations for each of the past three years and its financial condition as of December 31, 2009 and 2008, respectively. Selected tabular data are presented for each of the past five years.

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

Recent Developments

As during the prior year, credit was generally less available as banks consolidated their loan losses and attempted to increase their capital ratios in response to regulatory pressure. Equity markets, however, recovered substantially as weaker competitors were shaken out of a number of industries, and earnings started to recover among remaining competitors. Federal officials continued to preside over various of the programs intended to stabilize credit markets, including most notably the Troubled Asset Relief Program (“TARP”), and certain target rates of interest that remain near zero. The effectiveness of these steps remains unclear, although confidence in the financial markets has appeared to have improved during the year. In the absence of credit, and with widespread foreclosures, residential real estate continued to decline in value, though stabilizing in some markets during the third and fourth quarters, further diminishing investors’ confidence and resulting in significant declines in the value of banking stocks. Commercial real estate continued to decline in value as certain investors used their reserves to service debt, and a greater number of such loans defaulted throughout the nation.

The yield curve remained steep, with short-term rates very low, and with a spread of as much as 400 basis points between the short- and long-term rates.

At Suffolk, interest income was flat despite an increase in total net loans, although that was offset by lesser interest expense, resulting in higher net interest income. The net interest margin increased to 4.99 percent, up from 4.75 percent, year to year.

Return on average equity decreased to 18.30 percent for the year, down from 21.79 percent during 2008, and earnings-per-share decreased from $2.58 in 2008 to $2.35 in 2009. The decrease in return on average equity and earnings-per-share on a year-to-date basis is the result of a net gain on the sale of securities during the first quarter of 2008, the proceeds of which were realized from the sale of shares issued by Visa, Inc. in connection with its initial public offering. Please refer to “Other Income” for further discussion.

Key to maintaining performance was close management of the balance sheet. Steps included:

•

Managing the investment portfolio to provide downside protection from falling rates, and continued purchases of municipal securities, currently providing liquidity as well as higher returns net of taxes, and some protection from falling interest rates. During the year approximately $90 million of collateralized mortgage obligations were purchased, fully guaranteed by the U.S. government.

•

Pursuing the ongoing program of capital management, allowing total risk-based capital (“TRBC”) to move upward to provide a greater cushion against uncertainty, and to respond to possible increases in regulatory requirements under discussion at various levels of government. While the regulatory requirement for TRBC remains at 10.00 percent, which qualifies as “well capitalized” with regulatory agencies and still affords certain advantages to the banking subsidiary, higher ratios have been under public discussion. Accordingly, maximum prudent leverage is thus applied to the shareholders’ investment while still anticipating changes in regulation through the retention of earnings when assets are growing. Growth in the core business during the year provided some leverage to retained earnings, and TRBC climbed to 11.73 percent at December 31, 2009 from 10.60 the prior year, an increase of 10.7 percent.

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

•

Managing net loan charge-offs and non-performing loans. During 2009, net charge-offs amounted to 9 basis points of average net loans. Although net charge-offs remain comparatively low, non-performing loans increased during the year as a result of current economic conditions. We maintain our underwriting standards for new loans and lending staff monitor existing credits closely.

•

Consistent underwriting for lending to preserve both credit quality and yields throughout the business cycle. Emphasis on preservation of margins over less profitable growth, and on allocation of capital to credits that would result in a relationship with a long-term customer rather than on a single transaction.

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

General Economic Conditions

Long Island has a population of approximately 2.8 million people, about 20 percent of the population of New York State. Long Island has a number of important regional advantages, including public and private schools and universities that are ranked above national averages; an increasingly diversified economy with growing health, information, and business services; as well as hundreds of miles of coastline and other open spaces that draw tourists from within and beyond the region. However, Long Island also faces a number of challenges as a result of the historical fragmentation of governance among town villages, special authorities, and other taxing districts, and a growing disparity in incomes.

During 2007, gross metropolitan product (GMP) of $115 billion dollars ranked Long Island among the top 20 metropolitan areas in the United States. In 2009, Long Island’s total private sector gross domestic product (GDP) was approximately $128 billion in 2008 dollars, down from about $132 billion in 2008 (a decline of 3.2%). There was almost no change in private sector GDP between 2007 and 2008 (decrease of .1%). The private sector of the Long Island economy grew by 17% from 1999 to 2009. However, there was greater growth earlier in the period, slower growth more recently, and stagnation and decline during the past 24 months. Comparisons with the U.S. economy as a whole indicates that the national economy grew slightly more between 2000 and 2009 (15.2%) compared to Long Island (13.6%). In 2008 the Long Island economy was stagnant while the nation’s economy experienced almost 1% growth. In 2009, the U.S. economy contracted less than did our local economy (-2.1% versus -3.2%). (Source: Long Island Index 2010)

Results of Operations

Net Income

Net income was $22,548,000 compared to $24,688,000 in 2008 and $22,128,000 in 2007. These figures represent a decrease of 8.7 percent and an increase of 11.6 percent, respectively. Basic earnings-per-share were $2.35 during 2009, compared to $2.58 in 2008 and $2.24 in 2007.

Net Interest Income

Net interest income during 2009 was $74,336,000, up 12.3 percent from $66,220,000 in 2008, which was up 3.5 percent from $63,964,000 in 2007. Net interest income is the most important part of the net income of Suffolk. The net interest rate margin, on a taxable-equivalent basis, was 4.99 percent in 2009, 4.75 percent during 2008, and 5.06 percent in 2007. Average rates on average interest-earning assets decreased to 5.80 percent in 2009, down from 6.27 percent in 2008, and 6.96 percent in 2007. Average rates on average interest-bearing liabilities decreased to 1.24 percent in 2009, down from 2.24 percent in 2008, and 2.91 percent in 2007. Demand deposits remained a significant source of funds as a percentage of total liabilities.

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

Year ended December 31,	2009			2008			2007
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Interest-earning assets
U.S. Treasury securities	$9,577	$371	3.87%	$9,988	$407	4.07%	$9,526	$406	4.26%
Collateralized mortgage obligations	148,566	7,505	5.05	145,285	7,878	5.42	142,876	7,605	5.32
Mortgage-backed securities	603	41	6.80	721	49	6.80	953	67	7.03
Obligations of states & political subdivisions	194,089	10,762	5.54	164,296	9,570	5.82	139,429	8,234	5.91
U.S. government agency obligations	79,358	2,057	2.59	94,801	3,663	3.86	114,190	4,576	4.01
Other securities	8,029	434	5.41	9,278	482	5.20	5,727	423	7.39
Federal funds sold & interest-bearing bank accounts	15,170	51	0.34	17,875	314	1.76	2,637	140	5.31
Loans, including non-accrual loans
Commercial, financial & agricultural loans	235,202	13,863	5.89	223,722	14,568	6.51	193,885	16,213	8.36
Commercial real estate mortgages	363,256	24,613	6.78	329,121	23,562	7.16	298,632	22,480	7.53
Real estate construction loans	133,894	9,000	6.72	106,608	8,594	8.06	84,610	8,786	10.38
Residential mortgages (1st and 2nd liens)	208,696	12,731	6.10	194,915	12,175	6.25	158,294	10,160	6.42
Home equity loans	78,788	3,311	4.20	68,972	3,799	5.51	68,239	5,725	8.39
Consumer loans	85,634	5,951	6.95	95,030	6,672	7.02	98,739	7,084	7.17
Other loans	1,824		—	3,108	—	—	2,489	—	—

Total interest-earning assets	$1,562,686	$90,690	5.80%	$1,463,720	$91,733	6.27%	$1,320,226	$91,899	6.96%

Cash & due from banks	$44,037			$45,718			$46,744
Other non-interest-earning assets	55,703			45,300			45,611

Total assets	$1,662,426			$1,554,738			$1,412,581
Interest-bearing liabilities
Saving, N.O.W. & money market deposits	$563,513	$3,630	0.64%	$467,180	$6,334	1.36%	$417,472	$4,838	1.16%
Time deposits	328,853	6,068	1.85	319,888	9,852	3.08	311,098	13,275	4.27

Total saving & time deposits	892,366	9,698	1.09	787,068	16,186	2.06	728,570	18,113	2.49
Federal funds purchased & securities sold under agreements to repurchase	4,863	120	2.47	49,260	1,417	2.88	54,531	2,876	5.27
Other borrowings	127,123	2,854	2.25	157,618	4,635	2.94	79,328	4,128	5.20

Total interest-bearing liabilities	$1,024,352	$12,672	1.24%	$993,946	$22,238	2.24%	$862,429	$25,117	2.91%

Rate spread			4.57%			4.03%			4.05%
Non-interest-bearing deposits	$478,886			$430,610			$425,553
Other non-interest-bearing liabilities	35,983			16,906			21,547

Total liabilities	$1,539,221			$1,441,462			$1,309,529
Stockholders’ equity	123,205			113,276			103,052

Total liabilities & stockholders’ equity	$1,662,426			$1,554,738			$1,412,581
Net interest income (taxable-equivalent basis) & interest rate margin		$78,018	4.99%		$69,495	4.75%		$66,782	5.06%
Less: taxable-equivalent basis adjustment		(3,682)			(3,275)			(2,818)

Net interest income		$74,336			$66,220			$63,964

Interest income on a taxable-equivalent basis includes the additional amount of interest income that would have been earned if Suffolk’s investment in nontaxable U.S. Treasury securities and states and municipal obligations had been subject to New York State and federal income taxes yielding the same after-tax income. The rate used for this adjustment was approximately 34 percent for federal income taxes and 9 percent for New York State income taxes for all periods. For each of the years 2009, 2008, and 2007, $1.00 of nontaxable income from obligations of states and political subdivisions equates to fully taxable income of $1.52, and $1.00 of nontaxable income from taxable obligations of states and political subdivisions equates to fully taxable income of $1.50. In addition, in 2009, 2008, and 2007, $1.00 of nontaxable income on U.S. Treasury securities equates to $1.02 of fully taxable income. Various loan fees included in interest income amounted to $1,594,000, $1,817,000, and $2,156,000 in 2009, 2008, and 2007, respectively.

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

	In 2009 over 2008 Changes Due to			In 2008 over 2007 Changes Due to
	Volume	Rate	Net Change	Volume	Rate	Net Change
Interest-earning assets
U.S. Treasury securities	$(16)	$(20)	$(36)	$19	$(18)	$1
Collateralized mortgage obligations	175	(548)	(373)	129	144	273
Mortgage-backed securities	(8)	—	(8)	(16)	(2)	(18)
Obligations of states & political subdivisions	1,666	(475)	1,191	1,450	(113)	1,337
U.S. government agency obligations	(532)	(1,074)	(1,606)	(754)	(159)	(913)
Corporate bonds & other securities	(67)	19	(48)	210	(151)	59
Federal funds sold & interest-bearing bank accounts	(41)	(222)	(263)	324	(150)	174
Loans, including non-accrual loans	5,595	(5,495)	100	8,495	(9,574)	(1,079)

Total interest-earning assets	$6,772	$(7,815)	$(1,043)	$9,857	$(10,023)	$(166)

Interest-bearing liabilities
Saving, N.O.W., & money market deposits	$1,113	$(3,817)	$(2,704)	$616	$880	$1,496
Time deposits	269	(4,053)	(3,784)	365	(3,788)	(3,423)
Federal funds purchased & securities sold under agreements to repurchase	(1,120)	(177)	(1,297)	(256)	(1,203)	(1,459)
Other borrowings	(801)	(980)	(1,781)	2,844	(2,337)	507

Total interest-bearing liabilities	$(539)	$(9,027)	$(9,566)	$3,569	$(6,448)	$(2,879)

Net change in net interest income (taxable-equivalent basis)	$7,311	$1,212	$8,523	$6,288	$(3,575)	$2,713

Interest Income

Interest income decreased to $87,008,000 in 2009, down 1.6 percent from $88,457,000 in 2008, which was down .7 percent from $89,081,000 in 2007.

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

•

Asset liability management – seeks to limit the change in net interest income as a result of changing interest rates. For example, when the maturities or the intervals between the repricing of investments are longer than those of the liabilities that fund them, net interest income will decline when rates rise because payments from those securities will remain the same while payments to depositors or other banks from which SCNB has borrowed will increase. This is referred to as “asset-sensitive.” Conversely, when investments mature or are repriced sooner than their funding, net interest income may decline when interest rates fall as income declines the same while funding expense remains the same. Asset liability management attempts to manage the duration of the investment portfolio, as well as that of the funding to minimize the risk to net interest income while maximizing returns.

The company seeks to create a portfolio that is diversified across different classes of assets. Historically, bonds have returned more than cash, and been less volatile than mortgage-backed securities (“MBS”). The steady return on bonds can also offset the decline in variable loan yields as interest rates fall. Collateralized mortgage obligations (“CMO’s”) provide more predictable cash flows because payments are assigned to specific securities (“tranches” or slices) in the order in which they are received, in contrast to a traditional security backed by a pool of mortgages in which investors share payments equally pro rata, based on the percentage of the pool they own. Analysis of CMO’s requires careful due diligence of the mortgages that serve as the underlying collateral. Suffolk has never owned mortgage obligations with underlying collateral that could be classified as “sub-prime.” Tranche structure, final maturity, and credit support also provide improved assurance of repayment. There are CMO’s which have experienced increased delinquencies in the underlying loan portfolio; however, these securities are in senior tranches where delinquencies and foreclosures result in accelerated cash flows received, and not losses. Suffolk reviews its investments for impairment regularly, and to date, none have been determined to be other-than-temporarily impaired due to credit.

Average investment in U.S. government agency securities decreased to $79,358,000 from $94,801,000 in 2008, and $114,190,000 in 2007. Average balances of CMO’s increased to $148,566,000 in 2009 from $145,285,000 in 2008, and $142,876,000 in 2007. Average investments in municipal securities increased to $194,089,000 in 2009, up from $164,296,000 in 2008 and $139,429,000 in 2007. U.S. Treasury, U.S. government agency, collateralized mortgage obligations, and municipal securities provide collateral for various liabilities to municipal depositors. Securities are Suffolk’s primary source of liquidity. With regard to securities characterized as available for sale, in general, Suffolk has the intent and ability to hold them until maturity. The following table summarizes Suffolk’s investment securities available for sale and held to maturity as of the dates indicated: (in thousands)

December 31,	2009	2008	2007
Investment securities available for sale, at fair value:
U.S. Treasury securities	$8,318	$10,152	$9,838
U.S. government agency debt securities	43,205	76,477	105,066
Collateralized mortgage obligations	192,393	131,841	129,562
Mortgage-backed securities	599	595	859
Obligations of states & political subdivisions	192,485	163,292	147,471

Total investment securities available for sale	437,000	382,357	392,796

Investment securities held to maturity:
Obligations of states & political subdivisions	9,243	11,830	9,055
Other securities	100	100	100

Total investment securities held to maturity	9,343	11,930	9,155

Total investment securities	$446,343	$394,287	$401,951

Fair value of investment securities held to maturity	$10,096	$12,515	$9,743
Unrealized gains	755	596	603
Unrealized losses	2	11	15

The amortized cost, maturities, and approximate weighted average yields, at December 31, 2009 are as follows: (in thousands)

	Available for Sale						Held to Maturity
	U.S. Treasury Securities		U.S. Govt. Agency Debt		Obligations of States & Political Subdivisions		Obligations of States & Political Subdivisions		Other Securities
Maturity (in years)	Fair Value	Yield	Fair Value	Yield	Fair Value	Yield	Amortized Cost	Yield	Amortized Cost	Yield	Total	Yield
Within 1	$1,996	0.32%	$20,129	0.96%	$—	—	$2,079	2.85%	$—	—	$24,204	1.07%
After 1 but within 5	6,322	4.58%	23,076	2.73%	17,736	3.63%	2,146	4.00%	—	—	$49,280	3.35%
After 5 but within 10	—	—	—	—	153,687	3.72%	5,018	5.56%	—	—	$158,705	3.78%
After 10	—	—	—	—	21,062	4.06%	—	—	—	—	$21,062	4.06%
Other securities	—	—	—	—	—	—	—	—	100	—	$100	—

Subtotal	$8,318	3.56%	$43,205	1.91%	$192,485	3.75%	$9,243	4.59%	$100	—	$253,351	3.46%
Collateralized mortgage obligations (1)											$192,393	5.34%
Mortgage-backed securities (1)											$599	7.36%

Total	$8,318	3.56%	$43,205	1.91%	$192,485	3.75%	$9,243	4.59%	$100	—	$446,343	4.27%

(1)	At fair value

As a member of the Federal Reserve System, the Bank owns Federal Reserve Bank stock with a book value of $652,000. Being an equity investment, the stock has no maturity. There is no public market for this investment. The last dividend was 6.0 percent.

As a member of the Federal Home Loan Bank of New York, the Bank owns Federal Home Loan Bank of New York (“FHLBNY”) stock with a book value of $8,346,000. As of December 31, 2009, the Bank owns 15,600 shares valued at $1,560,000 as its membership portion. The remaining $6,786,000 in stock is owned based on borrowing activity requirements. Being an equity investment, the stock has no maturity. There is no public market for this investment. The last declared dividend was 5.6 percent. We evaluated whether or not the value of FHLBNY stock was impaired. As the FHLBNY has continued to pay dividends and has not restricted redemptions, we concluded the stock was not impaired as of December 31, 2009.

Loan Portfolio

Loans, net of unearned discounts but before the allowance for loan losses, totaled $1,160,379,000. Loans secured by commercial real estate amounted to $375,652,000 and comprise 32.4 percent of the portfolio, the largest single component, up from $352,502,000 in 2008, and $317,262,000 in 2007. Commercial, financial, and agricultural loans followed at $259,565,000, up 17.5 percent from $220,946,000 at the end of 2008. These loans are made to small local businesses throughout Suffolk County. Commercial loan balances are seasonal, particularly in the Hamptons where retail inventories rise in the spring and decline by autumn. Consumer loans are a declining part of the portfolio. Net of unearned discounts, they totaled $80,352,000 at the end of 2009, down 15.1 percent from $94,691,000 at year-end 2008. Consumer loans include indirect, dealer-generated automobile loans. Competition among commercial banks and with captive finance companies of automobile manufacturers has reduced yields and volume. Additionally, rising fuel costs and uncertainties regarding the economy have led to a decline in consumer confidence, affecting automobile sales. Regional financial institutions have tightened their lending activities as a result of turmoil in the credit markets, offering continuing opportunity for real estate construction, and residential and commercial mortgage lending.

The remaining significant components of the loan portfolio are residential mortgages at $214,501,000, down 0.8 percent from $216,127,000; home equity loans at $82,808,000, up 9.5 percent from $75,654,000; and construction loans at $133,431,000, up 1.2 percent from $131,889,000. Construction loans increased primarily because of new borrowers whose former banks were no longer in a position to lend to them as a result of the current credit crisis. These loans have been underwritten on the basis of reasonable ratios of loan to value, conservative evaluations of projected cash flows, guarantees for permanent financing in place prior to granting the interim credit, and the ability of the borrower to repay the loan from sources other than the sale of the secured property. Other loans consist of overdraft advances nearly all of which have been repaid subsequent to year-end.

The following table categorizes total loans (net of unearned discounts) at December 31: (in thousands)

	2009		2008		2007		2006		2005
Commercial, financial & agricultural loans	$259,565	22.4%	$220,946	20.2%	$204,222	21.3%	$182,801	20.5%	$179,522	19.9%
Commercial real estate mortgages	375,652	32.4%	352,502	32.2%	317,262	33.1%	290,893	32.7%	306,754	34.0%
Real estate - construction loans	133,431	11.5%	131,889	12.1%	83,715	8.7%	80,687	9.1%	67,411	7.5%
Residential mortgages (1st and 2nd liens)	214,501	18.5%	216,127	19.8%	184,599	19.3%	154,959	17.4%	130,853	14.5%
Home equity loans	82,808	7.1%	75,654	6.9%	67,081	7.0%	76,361	8.6%	80,775	8.9%
Consumer loans	80,352	6.9%	94,691	8.7%	99,298	10.4%	103,054	11.6%	132,802	14.7%
Other loans	14,070	1.2%	1,712	0.2%	1,104	0.1%	892	0.1%	4,956	0.5%

Total loans (net of unearned discounts)	$1,160,379	100%	$1,093,521	100%	$957,281	100%	$889,647	100%	$903,073	100%

Commercial mortgages and commercial real estate construction loans totaled $507,516,000 as of December 31, 2009, up from $481,943,000 as of December 31, 2008, representing 43.7% and 44.1% of the total loan portfolio, respectively. Commercial mortgages and commercial real estate construction loans consist of the following as of December 31, 2009: 7% vacant land loans, 19% commercial construction loans, 25% for non-owner-occupied commercial mortgages and 49% for owner-occupied commercial mortgages. Commercial mortgages and commercial real estate construction loans consist of the following as of December 31, 2008: 7% vacant land loans, 20% commercial construction loans, 25% for non-owner-occupied commercial mortgages and 48% for owner-occupied commercial mortgages. Commercial real estate construction loans were generally underwritten on the basis of reasonable ratios of loan-to-value, evaluations of projected cash flows, and commitments for permanent financing in place prior to granting an interim credit. Non-performing commercial mortgages and commercial real estate construction loans have increased to $20,483,000 at December 31, 2009, up from $699,000 as of December 31, 2008. These loans have been evaluated for impairment and appropriate provisions have been made to recognize impaired balances. Please refer to the Summary of Loan Losses and Allowance for Loan Losses section for information regarding the provision for loan losses.

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

The following table shows non-accrual, past due, and restructured loans past due at December 31: (in thousands)

	2009	2008	2007	2006	2005
Loans accruing but past due contractually
90 days or more	$173	$699	$23	$68	$—
Loans not accruing interest	19,124	4,185	1,648	824	4,459
Restructured loans past due	10,075	—	—	—	—

Total	$29,372	$4,884	$1,671	$892	$4,459

Total non-performing loans as of December 31, 2009, amounted to $29,372,000. Of that amount, $23,686,000 was secured by collateral valued at approximately $39,714,000, having a cumulative loan-to-value of approximately 60 percent.

Included in non-performing loans are restructured loans past due of $10,075,000. Subsequent to restructuring, approximately $250,000 was committed to lend additional funds.

Interest on loans that are no longer accruing interest would have amounted to about $874,000 for 2009 under the contractual terms of those loans. Suffolk records the payment of interest on such loans as a reduction of principal. Interest income recognized on restructured and non-accrual loans was immaterial for the years 2009, 2008, and 2007. Suffolk has a formal procedure for internal credit review to more precisely identify risk and exposure in the loan portfolio.

Summary of Loan Losses and Allowance for Loan Losses

The allowance for loan losses is determined by continuous analysis of the loan portfolio. That analysis includes changes in the size and composition of the portfolio, historical loan losses, industry-wide losses, current and anticipated economic trends, and details about individual loans. It also includes estimates of the actual value of collateral and other possible sources of repayment. There can be no assurance that the allowance is, in fact, adequate. When a loan, in full or in part, is deemed uncollectible, it is charged against the allowance. This happens when it is well past due and the borrower has not shown the ability or intent to make the loan current, or the borrower does not have enough assets to pay the debt, or the value of the collateral is less than the balance of the loan and not likely to improve soon. Residential real estate and consumer loans are analyzed as a group and not individually because of the large number of loans, small balances, and historically low losses. In the future, the provision for loan losses may change as a percentage of total loans. The percentage of net charge-offs to average net loans during 2009 was 0.09 percent, compared to 0.06 percent in 2008, and net recoveries of 0.01 percent during 2007. The ratio of the allowance for loan losses to loans, net of discounts, was 1.06 percent at the end of 2009, up from 0.83 percent in 2008 and 0.80 percent in 2007. A summary of transactions follows: (in thousands)

Year ended December 31,	2009	2008	2007	2006	2005
Allowance for loan losses, January 1,	$9,051	$7,672	$7,551	$9,828	$8,210

Loans charged-off:
Commercial, financial & agricultural loans	806	694	133	3,547	180
Commercial real estate mortgages	—	—	—	—	—
Real estate - construction loans	—	—	—	—	—
Residential mortgages (1st and 2nd liens)	—	—	—	—	—
Home equity loans	—	—	—	—	—
Consumer loans	404	337	48	210	428
Other loans	—	—	—	—	—

Total Charge-offs	$1,210	$1,031	$181	$3,757	$608

Loans recovered after being charged-off	2009	2008	2007	2006	2005
Commercial, financial & agricultural loans	41	155	79	56	46
Commercial real estate mortgages	—	—	—	—	—
Real estate – construction loans	—	—	—	—	—
Residential mortgages (1st and 2nd liens)	—	—	—	—	—
Home equity loans	—	—	—	—	—
Consumer loans	176	234	236	458	605
Other loans	—	—	—	—	—

Total recoveries	$217	$389	$315	$514	$651

Net loans charged-off (recovered)	993	642	(134)	3,243	(43)
Reclass to Allowance for Contingent Liabilities (1)	—	(29)	(390)	—	—
Provision for loan losses	4,275	2,050	377	966	1,575

Allowance for loan losses, December 31,	$12,333	$9,051	$7,672	$7,551	$9,828

(1)	Prior year amounts not reclassified due to immateriality.

The following table summarizes the allowance for loan losses allocated by loan type: (dollars in thousands)

As of December 31,	2009	% of Total	2008	% of Total	2007	% of Total	2006	% of Total	2005	% of Total
Commercial, financial & agricultural loans	$5,422	44.0%	$3,875	42.8%	$3,762	49.0%	$2,852	37.7%	$5,209	53.0%
Commercial real estate mortgages	3,644	29.5%	2,780	30.7%	2,264	29.5%	2,139	28.3%	2,431	24.7%
Real estate – construction loans	1,258	10.2%	875	9.7%	542	7.1%	518	6.9%	388	4.0%
Residential mortgages (1st and 2nd liens)	821	6.7%	538	5.9%	239	3.1%	190	2.5%	162	1.7%
Home equity loans	612	5.0%	436	4.8%	290	3.8%	450	6.0%	502	5.1%
Consumer loans	471	3.8%	384	4.2%	334	4.4%	272	3.6%	434	4.4%
Allocated to general pool	105	0.8%	163	1.9%	241	3.1%	1,130	15.0%	702	7.1%

Allowance for loan losses	$12,333	100%	$9,051	100%	$7,672	100%	$7,551	100%	$9,828	100%

The following table presents information concerning loan balances and asset quality: (dollars in thousands)

Year ended December 31,	2009	2008	2007	2006	2005
Loans, net of discounts:
Average	$1,107,294	$1,021,476	$904,887	$892,588	$854,158
At end of period	1,160,379	1,093,521	957,281	889,647	903,073
Non-performing assets/total loans, net of discounts (1)	2.53%	0.45%	0.17%	0.10%	0.49%
Non-performing assets/total assets (1)	1.73	0.31	0.11	0.06	0.32
Ratio of net charge-offs (recoveries)/average net loans	0.09	0.06	(0.01)	0.36	(0.01)
Net charge-offs (recoveries)/net loans at December 31,	0.09	0.06	(0.01)	0.36	(0.00)
Allowance for loan losses/loans, net of discounts	1.06	0.83	0.80	0.85	1.09

(1)	Non-performing assets include non-performing loans and other real estate owned (“OREO”). There was no OREO as of December 31, 2009.

Interest Expense

Interest expense in 2009 was $12,672,000, down from $22,237,000 the year before, which was down from $25,117,000 during 2007. Interest expense decreased in 2009 due to decreased rates paid for all interest-bearing liabilities. Most interest was paid for the deposits of individuals, businesses, and various governments and their agencies. The cost of funds of average interest-bearing deposits decreased from 2.06 percent during 2008 to 1.09 percent during 2009. Borrowings include federal funds purchased (short-term lending by other banks), securities sold under agreements to repurchase, and Federal Home Loan Bank borrowings. The Federal Reserve Bank discount window was available though not used during 2009. Borrowings averaged $131,986,000 during 2009, $206,878,000 during 2008, and $133,859,000 during 2007.

Deposits

Average interest-bearing deposits increased to $892,366,000 in 2009, up 13.4 percent from $787,068,000 in 2008. Saving, N.O.W., and money market deposits increased during 2009, averaging $563,513,000, up 20.6 percent from 2008 when they averaged $467,180,000. Average time certificates of less than $100,000 totaled $123,905,000, down 30.8 percent from $179,159,000 in 2008. Average time certificates of $100,000 or more totaled $204,948,000, up 45.6% from $140,729,000 during 2008. During 2008, the Bank entered into an agreement with Promontory Interfinancial Network, LLC, for the purpose of issuing certificates of deposit through their CDARS® program. As of December 31, 2009, the Bank had issued $5,046,000 in brokered certificates of deposits, down from $6,061,000 as of December 31, 2008. A portion of the Bank’s demand deposits are reclassified as saving accounts on a daily basis. The sole purpose of the reclassification is to reduce the non-interest-bearing reserve balances that the Bank is required to maintain with the Federal Reserve Bank, and thereby increase funds available for investment. Although these balances are classified as saving accounts for regulatory purposes, they are included in demand deposits in the accompanying consolidated statements of condition.

The following table classifies average deposits for each of the periods indicated: (in thousands)

	2009		2008		2007
	Average	Average Rate Paid	Average	Average Rate Paid	Average	Average Rate Paid
Demand deposits	$478,886		$430,610		$425,553
Saving deposits	250,695	0.38%	240,360	0.84%	255,276	0.82%
N.O.W. & money market deposits	312,818	0.85	226,820	1.90	162,196	1.70
Time certificates of $100,000 or more	204,948	1.73	140,729	2.89	109,157	4.67
Other time deposits	123,905	2.04	179,159	3.23	201,941	4.05

Total deposits	$1,371,252		$1,217,678		$1,154,123

At December 31, 2009, the remaining maturities of time certificates of $100,000 or more were as follows: (in thousands)

3 months or less	$166,946
Over 3 through 6 months	26,628
Over 6 through 12 months	14,846
Over 12 months	3,478

Total	$211,898

Borrowings

Suffolk uses both short-term and long-term funding when it is advantageous to do so in comparison with the alternatives. This includes borrowings from the Federal Home Loan Bank, lines of credit for federal funds with correspondent banks, and repurchase agreements.

The following table summarizes borrowings: (dollars in thousands)

	Federal Home Loan Bank Borrowings		Repurchase Agreements		Federal Funds Purchased
	2009	2008	2009	2008	2009	2008
December 31, balance	$150,800	$187,200	$—	$37,620	$—	$—
Weighted-average interest rate on balances outstanding	1.62%	2.32%	—%	2.45%	—%	—%
Maximum amount outstanding at any month-end	$196,000	$219,400	$37,620	$54,820	$1,400	$15,000
Daily average outstanding	$127,123	$157,618	$4,859	$58,176	$4	$1,084
Average interest rate paid	2.24%	2.94%	2.48%	2.87%	0.50%	3.01%

Other Income

Other income decreased to $11,118,000 during 2009, down 24.1 percent from $14,643,000 during 2008, which was up 38.2 percent from $10,595,000 during 2007. Service charges on deposit accounts decreased 3.9 percent from 2008 to 2009, and increased 2.7 percent from 2007 to 2008. Other service charges were up 8.5 percent and 2.2 percent for the same periods, respectively. Fiduciary fees in 2009 totaled $1,010,000, down 30.8 percent from 2008 when they amounted to $1,460,000, which was up 3.6 percent from 2007, at $1,409,000.

Included in other income at December 31, 2008, is net securities gains, $3,737,000, ($2,429,000, net of provision for income taxes) of which pertain to the proceeds realized from the sale of shares issued by Visa, Inc. in connection with its initial public offering. Suffolk’s subsidiary, SCNB, was a member of the former Visa, Inc. payments organization and was issued shares when Visa, Inc. was organized. Approximately 39 percent of those shares were redeemed in connection with the initial public offering. The remaining shares are restricted because of unsettled litigation pending against Visa, Inc. Accordingly, Suffolk has recorded these shares at zero in the accompanying statement of condition.

Other Expense

During 2009, other expense was $48,800,000, up 14.3 percent from 2008 when it was $42,701,000, which was up 5.7 percent from $40,392,000 in 2007. Salaries and employee benefits increased 10.2 percent, and net occupancy expense grew by 9.4 percent. Other operating expense increased 6.8 percent and equipment expense also increased 6.8 percent.

In December 2009, Suffolk’s banking subsidiary, SCNB confirmed that an unauthorized intruder accessed certain customers’ log-in information via the computer server hosting SCNB’s Online Banking system. As a result, 8,378 Online Banking customers were affected, amounting to less than 10 percent of SCNB’s total customers. To date, SCNB has found no evidence of any unauthorized access to Online Banking accounts, nor received any reports of unusual activity or reports of financial loss to its customers. SCNB took a number of additional steps to minimize any possible effect of this incident on its customers. Among other things, it launched an aggressive investigation of the incident with assistance from outside experts in forensics; notified all customers affected via first-class mail; arranged for retail credit monitoring services for two years and for certain other business services for one year, at SCNB’s expense. A provision of $528,000 was recorded during the fourth quarter of 2009 against which possible charges for the investigation, customer compensatory services, legal and other professional fees, and any other expense in connection with the intrusion will be applied.

Deposits meeting certain regulatory criteria as to size held at SCNB are insured by the Federal Deposit Insurance Corporation (“FDIC”). The Federal Deposit Insurance Reform Act of 2005 merged the Bank Insurance Fund with the Savings Association Insurance Fund to form the Deposit Insurance Fund (“DIF”). The FDIC maintains the DIF by assessing depository institutions an insurance premium. The amount each institution is assessed is based upon statutory factors that include the balance of insured deposits as well as the degree of risk the institution poses to the insurance fund. SCNB is participating in the FDIC’s Transaction Account Guarantee Program. Under that program, extended through June 30, 2010, all non-interest-bearing transaction accounts are fully guaranteed by the FDIC for the entire amount in the account. Coverage under the Transaction Account Guarantee Program is in addition to and separate from the $250,000 coverage available under the FDIC’s general deposit insurance rules. The FDIC has raised insurance premiums to cover substantial losses incurred by the DIF due to recent bank failures of 2009 and 2008. The increased assessment is a result of the FDIC’s anticipation of greater demands on the DIF in the future in response to the current unrest in the banking industry. As a result, SCNB expects deposit insurance premiums to be higher for the foreseeable future than they have been in the recent past. FDIC assessments increased to $2,717,000 or 459.1 percent from 2008 when it was $486,000, which was up 232.9 percent from $146,000 in 2007. In prior years, the FDIC granted a one-time initial assessment credit to recognize an institution’s past contributions to the DIF. For SCNB, this credit totaled $970,000. Up to ninety (90) percent of the credit was applied to the annual assessment with the remainder carried forward to the next year. In 2008, approximately $340,000 of the remaining one-time initial assessment credit offset DIF premiums of $777,000. In June 2009, SCNB paid a special assessment charged by the FDIC in the amount of $770,000. On November 12, 2009, the FDIC adopted a final rule imposing a 13-quarter prepayment of FDIC premiums. Suffolk’s prepayment amount totaled $7,158,000 and was paid in December 2009. This was an estimated prepayment for the fourth quarter of 2009 through the fourth quarter of 2012. The prepayment amount will be used to offset future FDIC premiums beginning in March 2010.

The provision for income taxes decreased from $11,423,000, for an effective income tax rate of 31.6 percent in 2008, to $9,830,000, for an effective income tax rate of 30.4 percent in 2009, primarily as a result of increased investments in municipal securities. Bank tax provisions of New York State Article 32 allow banking corporations to exclude from income 60 percent of the dividends it has received from subsidiaries such as a real estate investment trust (REIT). On various occasions over the course of a number of years, the tax commissioner of New York State has proposed the elimination of this provision, raising the question for New York State banking corporations as to whether this exclusion would remain in effect. Going forward, the Company may not realize the benefits of the exclusion from income of 60 percent of the dividends received from the REIT, resulting in a higher effective state income tax rate.

Asset/Liability Management & Liquidity

The Asset/Liability Management Committee (“ALCO”) reviews Suffolk’s financial performance and compares it to the asset/liability management policy. The committee includes four outside directors, executive management, the senior lenders, the comptroller, and the head of risk management. It uses computer simulations to quantify interest rate risk and to project liquidity. The simulations also help the committee to develop contingent strategies to increase net interest income. The committee always assesses the impact of any change in strategy on Suffolk’s ability to make loans and repay deposits. Only strategies and policies that meet regulatory guidelines and that are appropriate under the economic and competitive circumstances are considered by the committee. Suffolk has not used forward contracts or interest rate swaps to manage interest rate risk.

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

At the parent, Suffolk Bancorp, sources of liquidity included cash and cash equivalents of $2.7 million as of December 31, 2009, a line of credit, and dividends from the Bank. Cash available for distribution of dividends to shareholders of Suffolk is derived primarily from dividends paid by the Bank to Suffolk. Regulatory restrictions limit the amount of dividends that may be paid by the Bank (see Capital Resources). Dividends from the Bank to Suffolk at December 31, 2009, were limited to $38 million, which represented the Bank’s net income for 2009 as well as its retained earnings for the previous two years, less dividends paid. Prior approval from regulators is required if the total of all dividends declared by the Bank in any calendar year exceeds this amount. In the event that Suffolk expands its current operations, in addition to dividends from the Bank, it will need to rely on its own earnings, additional capital raised, and other borrowings to meet its need for liquidity. Suffolk currently has a secured line of credit in the amount of $6 million against which no funds have been drawn.

The Bank’s most liquid assets are cash and cash equivalents, securities available for sale, and securities held to maturity due within one year. The amounts of these assets are dependent upon the Bank’s operating, financing, lending, and investing activities during any given period. Other sources of liquidity include principal repayments and maturities of loans and investment securities, lines of credit with other financial institutions including the Federal Home Loan Bank, growth in core deposits, and sources of wholesale funding such as brokered certificates of deposit and eligibility for lines at the Federal Reserve Bank. Scheduled loan amortization, maturing securities, and short-term investments are relatively predictable sources of funds, whereas deposit flows and prepayments of loans and mortgage-backed securities are influenced by general interest rates, economic conditions, and competition, and may vary accordingly. The Bank adjusts its liquidity to fund such things as seasonal deposit outflows and loans, and to pursue asset and liability management objectives using a marginal cost of funds approach, seeking to find the lowest cost of funding possible for each additional dollar. The Bank relies primarily on its deposits, obtained through 29 full-service branches that serve its market area, as well as local municipal deposits. The Bank’s primary service area is Suffolk County, New York, where it holds approximately 4.07% of deposits in that market.

During 2009, the Bank’s core deposits increased, in demand, saving, N.O.W., and money market accounts, and in time deposits in excess of $100,000. Other time deposits decreased. The Bank borrows from the Federal Home Loan Bank as advance rates are generally lower than local rates for other time deposits offered by competitors. The Bank’s Asset/Liability and Funds Management Policy allows for wholesale borrowings of up to 25% of total assets. On December 31, 2009, the Bank had access to total lines of credit in the amount of $31 million which provide for short-term credit for liquidity. Of this total, $20 million was available on an unsecured basis. As of December 31, 2009, none of these lines had been drawn upon. The Bank is a member of the Federal Home Loan Bank of New York (“FHLBNY”) and may borrow using as collateral unencumbered investment securities and residential and commercial mortgages owned by the Bank. As of December 31, 2009, the Bank had pledged collateral giving it the capacity to borrow approximately $210.1 million from FHLBNY. As of December 31, 2009, the amount of overnight borrowings under these lines was $60.8 million. Additionally, the Bank had $90.0 million in term borrowings from the FHLBNY. There were no securities sold under agreements to repurchase from an unaffiliated primary broker as of December 31, 2009. In addition, during 2008, the Bank entered into an agreement for the purpose of issuing brokered certificates of deposit. As of December  31, 2009, the Bank had $5.0 million in brokered deposits.

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

The following table reflects the sensitivity of Suffolk’s assets and liabilities at December 31, 2009: (dollars in thousands)

Maturity	Less than 3 Months	3 to 6 Months	7 to 12 Months	More Than 1 Year	Not Rate Sensitive	Total
Interest-earning assets
Domestic loans (1) (net of unearned discount)	$473,055	$64,029	$100,600	$507,199	$15,496	$1,160,379
Federal Reserve Bank & Federal Home Loan Bank stock (2)	8,346	—	—	652	—	8,998
Investment securities (3)	7,954	11,006	41,505	385,878	—	446,343

Total interest-earning assets	$489,355	$75,035	$142,105	$893,729	$15,496	$1,615,720

Demand deposits and interest-bearing liabilities
Demand deposits (4)	$24,382	$24,382	$48,765	$390,118	$—	$487,647
N.O.W. & money market accounts (5)	230,211	4,986	9,973	79,781	—	324,951
Borrowings	110,800	—	—	40,000	—	150,800
Interest-bearing deposits (6)	211,561	38,051	25,332	297,735	—	572,679

Total demand deposits & interest-bearing liabilities	$576,954	$67,419	$84,070	$807,634	$—	$1,536,077

Gap	$(87,600)	$7,615	$58,035	$86,095	$15,496	$79,643

Cumulative difference between interest-earning assets and interest-bearing liabilities	$(87,600)	$(79,985)	$(21,950)	$64,145	$79,641

Cumulative difference/total assets	(5.17%)	(4.72%)	(1.30%)	3.79%	4.70%

Footnotes to Interest Rate Sensitivity

(1)	Based on contractual maturity and instrument repricing date, if applicable; projected prepayments and prepayments of principal based on experience.
(2)	FRB and FHLB stock is not considered rate-sensitive.
(3)	Based on contractual maturity, and projected prepayments based on experience.
(4)	Based on experience of historical stable core deposit relationships.
(5)	N.O.W. and money market accounts are assumed to decline over a period of five years.
(6)	Fixed-rate deposits and deposits with fixed pricing intervals are reflected as maturing in the period of contractual maturity. Saving accounts are assumed to decline over a period of five years.

At December 31, 2009, interest-bearing liabilities with maturities of less than one year exceed interest-earning assets of similar maturity. This cumulative gap might result in decreased net interest income if interest rates increase or remain stable during the next 12 months. If interest rates decline, net interest income might increase. However, interest-earning assets with maturities of greater than one year exceed interest-bearing liabilities of similar maturity. This cumulative gap might result in increased net interest income if interest rates increase beyond 12 months. If interest rates decline or remain stable, net interest income might decrease.

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

The model measures the effect in the future of changing interest rates on both interest income and expense for all assets and liabilities, as well as for derivative financial instruments that do not appear on the balance sheet. The results are compared to ALCO policy limits that specify a maximum effect on NII one year in the future, assuming no growth in assets or liabilities, or a 200 basis point (“bp”) change in interest rates upward and 100 bp downward. The downward scenario was computed at 100 bp because of historically low interest rates as of the date of computation.

Following is Suffolk’s NII sensitivity as of December 31, 2009. Suffolk’s Board has approved a policy limit of 12.5 percent.

Rate Change	Estimated NII Sensitivity to December 31, 2009
+200 basis point rate shock	(2.00)%
-100 basis point rate shock	(0.20)%

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

When appropriate, ALCO may use off-balance-sheet instruments such as interest rate floors, caps, and swaps to hedge its position with regard to interest rate risk. The Board of Directors has approved a hedging policy statement that governs the use of such instruments. As of December 31, 2009, there were no derivative financial instruments outstanding.

The following table illustrates the contractual sensitivity to changes in interest rates of the Company’s total loans, net of discounts, not including overdrafts and loans not accruing interest, together totaling $33,194,000 at December 31, 2009: (in thousands)

Interest rate provision	Due Within 1 Year	After 1 but Before 5 Years	After 5 Years	Total
Predetermined rates	$147,226	$182,481	$39,818	$369,525
Floating or adjustable rates	490,458	247,526	19,676	757,660

Total	$637,684	$430,007	$59,494	$1,127,185

The following table illustrates the contractual sensitivity to changes in interest rates on the Company’s commercial, financial, agricultural, and real estate construction loans not including non-accrual loans totaling approximating $7,854,000 at December 31, 2009: (in thousands)

	Due Within 1 Year	After 1 but Before 5 Years	After 5 Years	Total
Commercial, financial & agricultural
Predetermined rates	$33,539	$50,230	$4,142	$87,911
Floating or adjustable rates	147,190	17,309	—	164,499

	$180,729	$67,539	$4,142	$252,410
Real estate construction
Predetermined rates	—	—	—	—
Floating or adjustable rates	132,732	—	—	132,732

	$132,732	$—	$—	$132,732

Total	$313,461	$67,539	$4,142	$385,142

Market Risk

Market risk is the risk that a financial instrument will lose value as the result of adverse changes in market prices, interest rates, foreign currency exchange rates, commodity prices, or the prices of equity securities. Suffolk’s primary exposure to market risk is to changing interest rates.

Monitoring and managing this risk is an important part of Suffolk’s asset/liability management process. It is governed by policies established by its Board of Directors. These policies are reviewed and approved annually. The Board delegates responsibility for asset/liability management to ALCO. ALCO then develops guidelines and strategies to implement the policy.

Contractual and Off-Balance-Sheet Obligations

Following is a table describing certain liabilities not included in Suffolk’s consolidated statement of condition as well as borrowings and time deposits in the period in which they are due: (in thousands of dollars)

Contractual obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Federal Home Loan Bank borrowings & repurchase agreements	$150,800	$110,800	$40,000	$—	$—
Time deposits	319,079	274,942	32,012	12,125	—
Operating lease obligations	10,244	1,527	3,018	2,700	2,999
Purchase obligations	4,571	1,766	1,321	605	879
Performance and financial letters of credit	30,769	28,297	2,392	80	—

Total	$515,463	$417,332	$78,743	$15,510	$3,878

Amounts listed as purchase obligations include agreements to purchase services for Suffolk’s core banking system. Operating lease obligations do not reflect a new office scheduled to open during 2010.

Suffolk has not used, and has no intention to use, any significant off-balance-sheet financing arrangements for liquidity purposes. Its primary financial instruments with off-balance-sheet risk are limited to loan servicing for others and obligations to fund loans to customers pursuant to existing commitments.

Capital Resources

Primary capital, including stockholders’ equity, not including the net unrealized gain (loss) on securities available for sale, net of tax, the comprehensive loss on the unfunded projected benefit obligation of the pension plan, and the allowance for loan losses, amounted to $151,211,000 at year-end 2009, compared to $132,882,000 at year-end 2008 and $115,810,000 at year-end 2007.

The following table presents Suffolk’s capital ratio and other related ratios for each of the past five years: (dollars in thousands)

	2009 (1)	2008 (1)	2007 (1)	2006 (1)	2005 (1)
Primary capital at year-end	$151,211	$132,882	$115,810	$120,187	$114,107
Primary capital at year-end as a percentage of year-end:
Total assets plus allowance for loan losses	8.86%	8.35%	7.83%	8.58%	8.05%
Loans, net of unearned discounts	13.03%	12.15%	12.08%	13.48%	12.61%
Total deposits	10.92%	10.92%	10.13%	10.55%	9.85%

(1)	Capital ratios do not include the effect of accumulated other comprehensive income pertaining to securities available for sale, and other comprehensive loss on the unfunded projected benefit obligation of the pension plan.

The Board has adopted a policy whereby management will maximize both return on average equity and earnings-per-share, and therefore shareholder value, while maintaining the regulatory standard of “well capitalized.” That standard is currently 10 percent Total Risk-Based Capital, 6 percent Tier 1 Capital, and 5 percent Leverage Capital. However, increases in these ratios are currently under public discussion, and are expected to be implemented in the foreseeable future. Accordingly, capital will be allowed to increase to accommodate the standards now anticipated, as well as what an internal analysis indicates is necessary to allow Suffolk to operate with acceptable risk. When capital exceeds that standard meaningfully over what is expected to be required to maintain that standard during the current quarter, shares may be repurchased as they become available at prices that remain accretive to earnings-per-share in transactions under SEC rule 10-b 18 and in private purchases. When capital expected to be required during the current quarter does not exceed the standard, repurchases will not be made. Further, the dividend reinvestment program will automatically follow the same standard, purchasing shares in the market when Suffolk is in the market to repurchase shares, and issuing from the reserve when it is not. There were no repurchases during 2009.

Suffolk measures how effectively it uses capital by two widely accepted performance ratios: return on average assets and return on average equity. The return in 2009 on average assets was 1.36 percent and on average common equity was 18.30 percent, compared to 2008 returns of 1.59 percent and 21.79 percent, respectively.

All dividends must conform to applicable statutory requirements. Suffolk Bancorp’s ability to pay dividends depends on Suffolk County National Bank’s ability to pay dividends. Under 12 USC 56-9, a national bank may not pay a dividend on its common stock if the dividend would exceed net undivided profits then on hand. Further, under 12 USC 60, a national bank must obtain prior approval from the Office of the Comptroller of the Currency to pay dividends on either common or preferred stock that would exceed the bank’s net profits for the current year combined with retained net profits (net profits minus dividends paid during that period) of the prior two years. The amount the Bank currently has available to pay dividends is approximately $37,979,000.

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

Risk-Based Capital and Leverage Guidelines

The Federal Reserve Bank’s risk-based capital guidelines call for bank holding companies to require minimum ratios of capital to risk-weighted assets, which include certain off-balance-sheet activities, such as standby letters of credit. The guidelines define capital as being “core,” or “Tier 1” capital, which includes common stockholders’ equity; a limited amount of perpetual preferred stock; minority interest in unconsolidated subsidiaries, less goodwill; or “supplementary” or “Tier 2” capital, which includes subordinated debt, redeemable preferred stock, and a limited amount of the allowance for loan losses. All bank holding companies must meet a minimum ratio of total qualifying capital to risk-weighted assets of 8.00 percent, of which at least 4.00 percent should be in the form of Tier 1 capital. At December 31, 2009 Suffolk’s ratios of core capital and total qualifying capital (core capital plus Tier 2 capital) to risk-weighted assets were 10.74 percent and 11.73 percent, respectively.

Discussion of New Accounting Pronouncements

The Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) became effective for financial statements issued for interim and annual periods ending after September 15, 2009. The ASC or “codification” became FASB’s officially recognized source of authoritative accounting principles generally accepted in the United States (“U.S. GAAP”), applicable to all public and non-public non-governmental entities, superseding existing FASB, American Institute of Certified Public Accountants (“AICPA”), Emerging Issues Task Force (“EITF”) and related literature. Rules and interpretive releases of the SEC under the authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. All other accounting literature is considered non-authoritative. Suffolk has adopted the provisions of the codification which did not have a material impact on its consolidated financial statements. All references to accounting standards in this 10-K now refer to the relevant ASC Topic.

In October 2008, the FASB issued an update to the authoritative accounting guidance under ASC 820, “Fair Value Measurements and Disclosures.” This update describes a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. The update permits, in determining fair value for a financial asset in a dislocated market, the use of a reporting entity’s own assumptions about future cash flows and appropriately risk-adjusted discount rates is acceptable when relevant observable inputs are not available. This update was effective upon issuance, including prior periods for which financial statements have not been issued.

In December 2008, the FASB issued FASB Staff Position (“FSP”) Financial Accounting Standard (“FAS”) 132R-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets,” which is codified in ASC 715, “Compensation – Retirement Benefits,” to require employers to provide expanded disclosures for the assets of postretirement benefit plans, including defined benefit pension plans. ASC 715 clarifies that the objectives of the disclosures about plan assets in an employer’s defined benefit pension or other postretirement plan are to provide users of financial statements with an understanding of: (1) how investment allocation decisions are made, including the factors that are pertinent to an understanding of investment policies and strategies; (2) the categories of plan assets; (3) the inputs and valuation techniques used to measure the fair value of plan assets; (4) the effect of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets for the period; and (5) significant concentrations of risk within plan assets. ASC 715 also expands the disclosures related to these objectives. The disclosures about plan assets required by this update are effective for fiscal years ending after December 15, 2009 (December 31, 2009 for a calendar-year entity). Suffolk has adopted the provisions ASC 715, which have been recorded in the accompanying consolidated statements of condition and related disclosures.

In May 2009, the FASB issued ASC 855, “Subsequent Events,” to incorporate the accounting and disclosure requirements for subsequent events into U.S. GAAP. ASC 855 introduces new terminology, defines a date through which management must evaluate subsequent events, and lists the circumstances under which an entity must recognize and disclose events or transactions occurring after the statement of condition date. Suffolk adopted ASC 855 as of June 30, 2009, which was the required effective date. Suffolk evaluated its financial statements as of December 31, 2009 for subsequent events through March 12, 2010, the date the financial statements were available to be issued. Suffolk is not aware of any subsequent events which would require recognition or disclosure in the financial statements.

Critical Accounting Policies, Judgments, and Estimates

The accounting and reporting policies of Suffolk conform to U.S. GAAP and general practices in the financial services industry. The preparation of financial statements in conformity with these accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results in the future could differ from those estimates.

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

Suffolk Bancorp management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2009. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on our assessment and those criteria we have determined that, as of December 31, 2009, the company’s internal control over financial reporting is effective.

Suffolk Bancorp’s independent registered public accounting firm has issued its report on our assessment of the company’s internal control over financial reporting. This report appears on page 46.

CONSOLIDATED STATEMENTS OF CONDITION

	December 31,
	2009	2008
ASSETS
Cash and Due from Banks	$37,006,618	$41,512,480
Federal Reserve Bank Stock	651,749	637,849
Federal Home Loan Bank Stock	8,345,600	9,821,100
Investment Securities:
Available for Sale, at Fair Value	437,000,346	382,357,190
Held to Maturity (Fair Value of $10,096,295 and $12,515,008, respectively)
Obligations of States and Political Subdivisions	9,243,309	11,830,259
Other Securities	100,000	100,000

Total Investment Securities	446,343,655	394,287,449
Total Loans	1,160,409,574	1,093,554,189
Less: Unearned Discounts	30,685	32,906
Allowance for Loan Losses	12,332,699	9,050,798

Net Loans	1,148,046,190	1,084,470,485
Premises and Equipment, Net	23,345,587	22,739,566
Accrued Interest Receivable	7,223,398	7,042,075
Goodwill	814,445	814,445
Other Assets	22,719,091	21,493,233

TOTAL ASSETS	$1,694,496,333	$1,582,818,682

LIABILITIES & STOCKHOLDERS’ EQUITY
Demand Deposits	$487,648,382	$439,380,062
Saving, N.O.W., and Money Market Deposits	578,551,138	482,204,209
Time Certificates of $100,000 or more	211,897,572	180,362,329
Other Time Deposits	107,181,377	114,490,893

Total Deposits	1,385,278,469	1,216,437,493
Repurchase Agreements	—	37,620,000
Federal Home Loan Bank Borrowings	150,800,000	187,200,000
Dividend Payable on Common Stock	2,115,409	2,108,194
Accrued Interest Payable	828,841	2,243,864
Other Liabilities	18,302,658	24,808,197

TOTAL LIABILITIES	1,557,325,377	1,470,417,748

Commitments and Contingent Liabilities (see Note 11)
STOCKHOLDERS’ EQUITY
Common Stock (par value $2.50; 15,000,000 shares authorized, 9,615,494 and 9,582,699 shares outstanding at December 31, 2009 & 2008, respectively)	34,030,931	33,945,901
Surplus	21,685,892	20,782,214
Retained Earnings	93,153,680	79,092,185
Treasury Stock at Par (3,996,878 shares and 3,995,661 shares, respectively)	(9,992,203)	(9,989,160)
Accumulated Other Comprehensive Loss, Net of Tax	(1,707,344)	(11,430,206)

TOTAL STOCKHOLDERS’ EQUITY	137,170,956	112,400,934

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$1,694,496,333	$1,582,818,682

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

	For the Years ended December 31,
	2009	2008	2007
INTEREST INCOME
Interest on Due from Banks	$50,963	$—	$—
Federal Funds Sold	26	313,945	140,488
United States Treasury Securities	364,012	398,540	397,637
Obligations of States and Political Subdivisions (tax exempt)	6,579,717	5,766,450	4,914,370
Obligations of States and Political Subdivisions (taxable)	507,237	537,007	509,259
Mortgage-Backed Securities	7,545,964	7,926,441	7,672,224
U.S. Government Agency Obligations	2,056,782	3,663,307	4,575,522
Corporate Bonds and Other Securities	433,739	482,088	423,401
Loans and Loan Fees	69,469,158	69,369,546	70,448,470

Total Interest Income	87,007,598	88,457,324	89,081,371
INTEREST EXPENSE
Saving, N.O.W., and Money Market Deposits	3,629,586	6,333,647	4,838,463
Time Certificates of $100,000 or more	3,537,129	5,344,507	5,093,827
Other Time Deposits	2,530,579	4,507,324	8,180,878
Federal Funds Purchased and Repurchase Agreements	120,351	1,416,534	2,876,088
Interest on Other Borrowings	2,853,885	4,635,183	4,127,929

Total Interest Expense	12,671,530	22,237,195	25,117,185
Net Interest Income	74,336,068	66,220,129	63,964,186
Provision for Loan Losses	4,275,000	2,050,000	376,718

Net Interest Income After Provision for Loan Losses	70,061,068	64,170,129	63,587,468
OTHER INCOME
Service Charges on Deposit Accounts	5,341,588	5,557,936	5,411,969
Other Service Charges, Commissions & Fees	3,305,532	3,046,089	2,980,797
Fiduciary Fees	1,010,147	1,459,849	1,408,759
Other Operating Income	1,460,688	837,724	793,289
Net Gain on Sale of Securities Available for Sale	—	3,741,001	—

Total Other Income	11,117,955	14,642,599	10,594,814
OTHER EXPENSE
Salaries & Employee Benefits	28,266,579	25,645,919	24,407,513
Net Occupancy Expense	5,087,658	4,649,140	4,069,312
Equipment Expense	2,291,104	2,145,770	2,207,888
Outside Services	2,865,150	2,274,632	2,354,862
FDIC Assessments	2,716,985	486,304	145,992
Other Operating Expense	7,572,719	7,499,147	7,206,704

Total Other Expense	48,800,195	42,700,912	40,392,271
Income Before Provision for Income Taxes	32,378,828	36,111,816	33,790,011
Provision for Income Taxes	9,830,387	11,423,381	11,662,386

NET INCOME	$22,548,441	$24,688,435	$22,127,625

Average: Common Shares Outstanding	9,602,802	9,580,025	9,895,301
Dilutive Stock Options	18,175	21,970	20,642

Average Total Common Shares and Dilutive Options	9,620,977	9,601,995	9,915,943
EARNINGS PER COMMON SHARE
Basic	$2.35	$2.58	$2.24
Diluted	$2.34	$2.57	$2.23

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock	Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss) Net of Tax	Total	Comprehensive Income
Balance,
December 31, 2006	$33,910,979	$19,931,465	$67,099,115	$(8,305,255)	$(4,069,957)	$108,566,347
Cumulative Effect of Adoption of FIN 48	—	—	2,012,657	—	—	2,012,657
Balance,
January 1, 2007 as revised	$33,910,979	$19,931,465	$69,111,772	$(8,305,255)	$(4,069,957)	$110,579,004
Net Income	—	—	22,127,625	—	—	22,127,625	$22,127,625
Dividend - Cash	—	—	(8,651,816)	—	—	(8,651,816)
Purchase of Treasury Stock	—	—	(18,648,400)	(1,578,905)	—	(20,227,305)
Stock Option Expense	—	240,420	—	—	—	240,420
Net Change in Unrealized Gain on Securities Available for Sale	—	—	—	—	3,011,237	3,011,237	3,011,237
Other Comprehensive Gain on Pension Projected Benefit Obligation	—	—	—	—	1,902,206	1,902,206	1,902,206

Comprehensive Income							$27,041,068

Balance,
December 31, 2007	$33,910,979	$20,171,885	$63,939,181	$(9,884,160)	$843,486	$108,981,371
Remeasurement of Postretirement Obligation Under FAS 158			157,137			157,137
Remeasurement of Pension Obligation Under FAS 158			(118,515)			(118,515)
Balance,
January 1, 2008 as revised	$33,910,979	$20,171,885	$63,977,803	$(9,884,160)	$843,486	$109,019,993
Net Income	—	—	24,688,435	—	—	24,688,435	$24,688,435
Dividend - Cash	—	—	(8,425,893)	—	—	(8,425,893)
Purchase of Treasury Stock	—	—	(1,148,160)	(105,000)	—	(1,253,160)
Stock Option Expense	—	181,894	—	—	—	181,894
Stock Dividend Reinvestment	34,922	428,435	—	—	—	463,357
Net Change in Unrealized Gain on Securities Available for Sale	—	—	—	—	(3,603,284)	(3,603,284)	(3,603,284)
Other Comprehensive Loss on Pension Projected Benefit Obligation	—	—	—	—	(8,670,408)	(8,670,408)	(8,670,408)

Comprehensive Income							$12,414,743

Balance,
December 31, 2008	$33,945,901	$20,782,214	$79,092,185	$(9,989,160)	$(11,430,206)	$112,400,934
Net Income	—	—	22,548,441	—	—	22,548,441	$22,548,441
Dividend - Cash	—	—	(8,450,631)	—	—	(8,450,631)
Stock Option Expense	—	140,025	—	—	—	140,025
Stock Appreciation Rights and Stock Options Exercised	7,500	31,875	(36,315)	(3,043)	—	17
Stock Dividend Reinvestment, net	77,530	731,778	—	—	—	809,308
Net Change in Unrealized Gain on Securities Available for Sale	—	—	—	—	7,306,656	7,306,656	7,306,656
Other Comprehensive Gain on Pension and Postretirement Plan Projected Benefit Obligation	—	—	—	—	2,416,206	2,416,206	2,416,206

Comprehensive Income							$32,271,303

Balance,
December 31, 2009	$34,030,931	$21,685,892	$93,153,680	$(9,992,203)	$(1,707,344)	$137,170,956

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years ended December 31,
	2009	2008	2007
NET INCOME	$22,548,441	$24,688,435	$22,127,625
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH
CASH FLOWS FROM OPERATING ACTIVITIES
Provision for Loan Losses	4,275,000	2,050,000	376,718
Depreciation and Amortization	2,555,327	2,468,657	2,312,684
Stock-Based Compensation	140,025	181,894	240,420
Accretion of Discounts	(233,905)	(317,089)	(136,959)
Amortization of Premiums	1,683,904	896,089	768,006
(Increase) Decrease in Accrued Interest Receivable	(181,322)	317,272	249,655
(Increase) Decrease in Other Assets	(10,530,874)	730,749	(4,283,583)
Decrease in Accrued Interest Payable	(1,415,023)	(3,506)	(1,125,623)
(Decrease) Increase in Income Taxes Payable	(17,057)	682,182	(4,632,729)
Increase in Other Liabilities	16,334	1,701,208	3,572,497
Net Gain on Sale of Securities	—	(3,741,001)	—

Net Cash Provided by Operating Activities	18,840,850	29,654,890	19,468,711

CASH FLOWS FROM INVESTING ACTIVITIES
Principal Payments on Investment Securities	33,258,275	35,381,854	28,170,242
Proceeds from Sale of Investment Securities; Available for Sale	—	3,741,001	—
Maturities of Investment Securities; Available for Sale	112,500,000	47,200,000	20,000,000
Purchases of Investment Securities; Available for Sale	(189,541,442)	(78,808,947)	(33,249,252)
Maturities of Investment Securities; Held to Maturity	11,421,300	2,326,400	2,919,000
Purchases of Investment Securities; Held to Maturity	(7,379,900)	(7,104,068)	(5,430,981)
Loan Disbursements and Repayments, Net	(67,630,480)	(137,481,135)	(67,608,733)
Purchases of Premises and Equipment, Net	(3,161,348)	(3,064,990)	(1,984,843)

Net Cash Used in Investing Activities	(110,533,595)	(137,809,885)	(57,184,567)

CASH FLOWS FROM FINANCING ACTIVITIES
Net Increase in Deposit Accounts	168,840,975	73,062,630	4,299,875
Short-Term Borrowings and Repayments, Net	(74,020,000)	26,500,000	78,185,000
Dividends Paid to Shareholders	(8,443,417)	(8,438,689)	(8,784,131)
Stock Dividend Reinvestment, Net	809,308	463,357	—
Stock Options and Stock Appreciation Rights Exercised	17	—	—
Treasury Shares Acquired	—	(1,253,160)	(20,227,305)

Net Cash Provided by Financing Activities	87,186,883	90,334,138	53,473,439

Net (Decrease) Increase in Cash and Cash Equivalents	(4,505,862)	(17,820,857)	15,757,583
Cash and Cash Equivalents Beginning of Year	41,512,480	59,333,337	43,575,754

Cash and Cash Equivalents End of Year	$37,006,618	$41,512,480	$59,333,337

Supplemental Disclosure of Cash Flow Information
Cash Received During the Year for Interest	$86,826,276	$88,774,596	$89,331,026
Cash Paid During the Year for:
Interest	$14,086,553	$22,240,700	$26,242,808
Income Taxes	11,537,211	12,638,659	14,767,686

Total Cash Paid During Year for Interest & Income Taxes	$25,623,764	$34,879,359	$41,010,494

Non-Cash Investing and Financing:
(Increase) Decrease in Market Value of Investments	(12,302,841)	6,085,776	(5,103,793)
(Decrease) Increase in Deferred Tax Asset Related to Market Value of Investments Available for Sale	(4,996,184)	2,482,492	(2,092,555)
Dividends Declared But Not Paid	2,115,409	2,108,194	2,120,989
Stock Options and Stock Appreciation Rights Exercised for Stock	39,375	—	—

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

The Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) became effective for financial statements issued for interim and annual periods ending after September 15, 2009. The ASC or “codification” became FASB’s officially recognized source of authoritative U.S. GAAP applicable to all public and non-public non-governmental entities, superseding existing FASB, American Institute of Certified Public Accountants (“AICPA”), Emerging Issues Task Force (“EITF”) and related literature. Rules and interpretive releases of the SEC under the authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. All other accounting literature is considered non-authoritative. All references to accounting standards in these financial statements now refer to the relevant ASC Topic.

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

In accordance with FASB ASC 310, “Receivables,” an allowance is maintained for impaired loans to reflect the difference, if any, between the principal balance of the loan and the present value of projected cash flows, observable fair value, or collateral value. An impaired loan is defined as a loan for which it is probable that the lender will not collect all amounts due under the contractual terms of the loan.

Transfers of financial assets for which the Bank has surrendered control of the financial assets are accounted for as sales to the extent that consideration other than beneficial interests in the transferred assets is received in exchange. Retained interests in a sale or securitization of financial assets are measured at the date of transfer by allocating the previous carrying amount between the assets transferred and based on their relative estimated fair values. The fair values of retained servicing rights and any other retained interests are determined based on the present value of expected future cash flows associated with those interests and by reference to market prices for similar assets. There were no transfers of financial assets to related or affiliated parties. At December 31, 2009 and 2008, the Bank’s servicing loan portfolio approximated $132,768,000, and $121,233,000, respectively, which are not included in the accompanying consolidated statements of condition. The carrying value which approximates the estimated fair value of mortgage servicing rights was $1,444,000 and $1,199,000 as of December 31, 2009 and 2008, respectively.

(E) Premises and Equipment — Premises and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation is calculated by the declining-balance or straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized using the straight-line method over the term of the lease or the estimated life of the asset, whichever is shorter.

The Bank periodically evaluates impairment of long-lived assets to be held and used or to be disposed of by sale. There was no impairment of long-lived assets as of December 31, 2009 and 2008, respectively.

(F) Other Real Estate Owned — Property acquired through foreclosure (other real estate owned or “OREO”), is stated at the lower of cost or fair value less selling costs. Credit losses arising at the time of the acquisition of property are charged against the allowance for loan losses. Any additional write-downs to the carrying value of these assets that may be required, as well as the cost of maintaining and operating these foreclosed properties, are charged to expense. Additional write-downs are recorded in a valuation reserve account that is maintained asset by asset. There was no OREO as of December 31, 2009.

(G) Goodwill and Other Intangible Assets — Through December 31, 2001, the excess of cost over fair value of net assets acquired (goodwill) was amortized on a straight-line basis over a period of ten years. On January 1, 2002, the Bank ceased amortizing goodwill and, instead, tests goodwill for impairment annually or when there is a circumstance that would indicate the need to evaluate between annual tests. No such circumstances occurred in 2009. Accordingly, there was no impairment of goodwill as of December 31, 2009 and 2008.

(H) Allowance for Contingent Liabilities — The balance of the allowance for contingent liabilities is determined by management’s estimate of the amount of financial risk in outstanding loan commitments and contingent liabilities such as performance and financial letters of credit. The allowance for contingent liabilities was $419,000 as of December 31, 2009 and 2008.

Suffolk has financial and performance letters of credit. Financial letters of credit require the Bank to make payment if the customer’s financial condition deteriorates, as defined in the agreements. Performance letters of credit require the Bank to make payments if the customer fails to perform certain nonfinancial contractual obligations. The maximum potential undiscounted amount of the future payments of these letters of credit as of December 31, 2009 is $30,769,000 and they expire as follows:

2010	$28,297,000
2011	1,899,000
2012	493,000
2013 and thereafter	80,000

$30,769,000

Amounts due under these letters of credit would be reduced by any proceeds that Suffolk would be able to obtain in liquidating the collateral for the loans, which varies depending on the customer. The valuation of the allowance for contingent liabilities includes a provision of $46,000 for losses based on the letters of credit outstanding on December 31, 2009.

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

Suffolk accounts for income taxes in accordance with FASB ASC 740, “Income Taxes,” which prescribes the recognition and measurement criteria related to tax positions taken or expected to be taken in a tax return.

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

Suffolk accounts for its retirement plan in accordance with FASB ASC 715, “Compensation – Retirement Benefits” and FASB ASC 960, “Plan Accounting – Defined Benefit Pension Plans,” which require an employer that is a business entity and sponsors one or more single-employer defined benefit plans to recognize the funded status of a benefit plan in its statement of financial position; recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost; measure defined benefit plan assets and obligation as of the date of fiscal year-end statement of financial position (with limited exceptions); and disclose in the notes to financial statements additional information about certain effects of net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset and obligation. Plan assets and benefit obligations shall be measured as of the date of its statement of financial position and in determining the amount of net periodic benefit cost. The codification also requires an employer to use the same date for the measurement of plan assets as for the statement of condition, and provides for either of two methods to make the transition. Suffolk has chosen to re-measure the obligations of the plan as of the beginning of fiscal year 2008. Under this method, 2008 net periodic pension expense was determined using the market value of plan assets and liabilities as of January 1, 2008. Accordingly, Suffolk recorded a decrease to prepaid pension cost of $1,297,000, a debit adjustment to opening retained earnings in the amount of $118,000, and a debit adjustment to accumulated other comprehensive loss in the amount of $1,140,000.

Suffolk accrues for postretirement benefits other than pensions by accruing the cost of providing those benefits to an employee during the years that the employee serves. The remeasurement of the postretirement plan resulted in a credit to the 2008 opening retained earnings in the amount of $157,000.

(K) Cash and Cash Equivalents — For purposes of the consolidated statement of cash flows, cash and due from banks, and federal funds sold are considered to be cash equivalents. Generally, federal funds are sold for one-day periods.

(L) Stock-Based Compensation — At December 31, 2009, the Bank had one stock-based employee compensation plan, which is more fully described in Note 8. Stock-based compensation for all share-based payments to employees, including grants of employee stock options, are recognized in the financial statements based on their fair values.

During 2009, 2008, and 2007, $83,000, $108,000, and $143,000 of compensation expense, net of a tax benefit of $57,000, $74,000, and $97,000, respectively, was recorded for stock-based compensation. As of December 31, 2009, there was $12,000 of total unrecognized compensation cost, net of estimated forfeitures, related to non-vested options under the stock-based employee compensation plan. That cost is expected to be recognized over a weighted average period of one month.

(M) Treasury Stock — The balance of treasury stock is computed at par value. The excess cost over par is subtracted from undivided profits.

(N) Earnings-per-share — Basic earnings-per-share are computed by dividing net income by the number of weighted-average shares outstanding during the period. Diluted earnings-per-share reflect the dilution that would occur if stock options were exercised in return for common stock that would then share in Suffolk’s earnings. It is computed by dividing net income by the sum of the weighted-average number of common shares outstanding and the weighted-average number of stock options exercisable during the period. Suffolk has no other securities that could be converted into common stock, nor any contracts that would result in the issuance of common stock.

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

The following table summarizes comprehensive income activity : (in thousands)

	December 31, 2009			December 31, 2008			December 31, 2007
	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
Unrealized gains (losses) on investment securities (1)	$12,303	$(4,996)	$7,307	$(6,086)	$2,483	$(3,603)	$5,104	$(2,093)	$3,011
Gains (losses) on pension andpostretirement plan projected benefit obligations	4,052	(1,636)	2,416	(14,799)	6,010	(8,671)	3,247	(1,344)	1,903

Adjusted other comprehensive income (loss), net	$16,355	$(6,632)	$9,723	$(20,885)	$8,493	$(12,274)	$8,351	$(3,437)	$4,914

(1)	Excludes realized securities gains, during 2008, from the sale of Visa shares with a zero basis.

(P) Segment Reporting — FASB ASC 28, “Segment Reporting,” requires that public companies report certain information about operating segments. It also requires that public companies report certain information about their products and services, the geographic areas in which they operate, and their major customers. Suffolk is a regional bank, which offers a wide array of products and services to its customers.

Pursuant to its banking strategy, emphasis is placed on building relationships with its customers, as opposed to building specific lines of business. As a result, at December 31, 2009 and 2008, Suffolk is not organized around discernible lines of business and prefers to work as an integrated unit to customize solutions for its customers, with business line emphasis and product offerings changing over time as needs and demands change. Thus, all necessary requirements have been met by Suffolk as of December 31, 2009.

(Q) Fair Value Measurements — Fair value measurement is determined based on the assumptions that market participants would use in pricing the asset or liability in an exchange. The definition of fair value includes the exchange price, which is the price in an orderly transaction between market participants to sell an asset or transfer a liability in the principal market for the asset or liability. Market participant assumptions include assumptions about risk, the risk inherent in a particular valuation technique used to measure fair value, and/or the risk inherent in the inputs to the valuation technique, as well as the effect of credit risk on the fair value of liabilities.

Suffolk uses three levels of the fair value inputs to measure assets, as described below.

Basis of Fair Value Measurement:

Level 1 - Unadjusted, quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

Level 2 - Quoted prices in markets that are not active, or inputs that use pricing models or matrix pricing;

Level 3 - Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported by little or no market activity).

As of January 1, 2008, Suffolk records investments and impaired loans at fair value. Please refer to Note 14 for further information regarding fair value measurements.

(R) Reclassification of Prior Year Consolidated Financial Statements — Certain reclassifications have been made to the prior year’s consolidated financial statements that conform with the current year’s presentation. Such reclassifications had no impact on net income.

Note 2 — Investment Securities

The amortized cost, estimated fair values, and gross unrealized gains and losses of Suffolk’s investment securities available for sale and held to maturity at December 31, 2009 and 2008 were: (in thousands)

	2009				2008
	Amortized Cost	Estimated Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Amortized Cost	Estimated Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
Available for sale:
U.S. Treasury securities	$8,016	$8,318	$302	$—	$9,534	$10,152	$618	$—
U.S. government agency debt	42,607	43,205	598	—	75,358	76,477	1,119	—
Collateralized mortgage obligations	192,143	192,393	4,026	(3,776)	134,947	131,841	2,663	(5,769)
Mortgage-backed securities	546	599	53	—	566	595	29	—
Obligations of states and political subdivisions	184,636	192,485	8,304	(455)	165,203	163,292	1,121	(3,032)

Balance at end of year	427,948	437,000	13,283	(4,231)	385,608	382,357	5,550	(8,801)

Held to maturity:
Obligations of states and political subdivisions	9,243	9,996	755	(2)	11,830	12,415	596	(11)
Other securities	100	100	—	—	100	100	—	—

Balance at end of year	9,343	10,096	755	(2)	11,930	12,515	596	(11)

Total investment securities	$437,291	$447,096	$14,038	$(4,233)	$397,538	$394,872	$6,146	$(8,812)

The amortized cost, maturities, and approximate fair value of Suffolk’s investment securities at December 31, 2009 are as follows: (in thousands)

	Available for Sale						Held to Maturity
	U. S. Treasury Securities		U.S. Govt. Agency Debt		Obligations of States & Political Subdivisions		Obligations of States & Political Subdivisions		Other Securities		Total	Total
(1) Maturity (in years)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within 1	$1,995	$1,996	$20,045	$20,129	$—	$—	$2,079	$2,092	$—	$—	$24,119	$24,217
After 1 but within 5	6,021	6,322	22,562	23,076	16,669	17,736	2,146	2,249	—	—	47,398	49,383
After 5 but within 10	—	—	—	—	147,362	153,687	5,018	5,655	—	—	152,380	159,342
After 10	—	—	—	—	20,605	21,062	—	—	—	—	20,605	21,062
Other Securities	—	—	—	—	—	—	—	—	100	100	100	100
Subtotal	$8,016	$8,318	$42,607	$43,205	$184,636	$192,485	$9,243	$9,996	$100	$100	$244,602	$254,104
Collateralized mortgage obligations									192,143	192,393
Mortgage-backed securities										546	599
Total											$437,291	$447,096

(1)	Maturities shown are stated maturities. Securities backed by mortgages are expected to have substantial periodic prepayments resulting in weighted average lives considerably less than what would be surmised from the table above.

As a member of the Federal Reserve system, the Bank owns Federal Reserve Bank stock with a book value of $652,000. The stock has no maturity and there is no public market for the investment.

As a member of the Federal Home Loan Bank of New York, the bank owns Federal Home Loan Bank of New York stock with a book value of $8,346,000. As of December 31, 2009, the Bank owns 15,596 shares valued at $1,560,000 as its membership portion. The remaining $6,786,000 in stock is owned based on borrowing activity requirements. The stock has no maturity and there is no public market for the investment. The stock continues to pay dividends and has not placed restrictions on redemptions, and as such, was not deemed impaired as of December 31, 2009.

At December 31, 2009 and 2008, investment securities carried at $329,345,000 and $352,185,000 respectively, were pledged to secure trust deposits and public funds on deposit.

The following table presents detail concerning realized securities gains and losses during the years indicated: (in thousands)

	2009	2008	2007
Gross realized gains	$—	$3,741	$—
Gross realized losses	—	—	—

Net gains	$—	$3,741	$—

Included in realized gains on securities as of December 31, 2008, is $3,737,000 of proceeds received in connection with shares redeemed as part of the Visa, Inc. initial public offering. Suffolk’s subsidiary, Suffolk County National Bank, was a member of the former Visa, Inc. payments organization and was issued shares when Visa, Inc. was organized. Approximately 39 percent of those shares were redeemed in connection with the public offering. The remaining shares are restricted because of unsettled litigation pending against Visa, Inc. Visa, Inc., at its discretion, may redeem additional shares in order to resolve pending litigation.

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

As of December 31, 2009 Type of securities	Number of Securities	Less than 12 months		12 months or longer		Total
		Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
U. S. government agency securities	—	$—	$—	$—	$—	$—	$—
U.S. Treasury securities	—	—	—	—	—	—	—
Mortgage-backed securities	—	—	—	—	—	—	—
Municipal securities	48	16,995	444	1,002	13	17,997	457
Collateralized mortgage obligations	7	21,207	170	19,253	3,606	40,460	3,776

Total	55	$38,202	$614	$20,255	$3,619	$58,457	$4,233

As of December 31, 2008 Type of securities	Number of Securities	Less than 12 months		12 months or longer		Total
		Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
U. S. government agency securities	—	$—	$—	$—	$—	$—	$—
U.S. Treasury securities	—	—	—	—	—	—	—
Municipal securities	377	—	—	106,549	3,043	106,549	3,043
Collateralized mortgage obligations	5	—	—	30,994	5,769	30,994	5,769

Total	382	$—	$—	$137,543	$8,812	$137,543	$8,812

Management has considered factors such as market value, cash flows, and analysis of underlying collateral regarding other-than-temporarily impaired securities and determined that there are no other-than-temporarily impaired securities as of December 31, 2009 and 2008.

The unrealized losses in collateralized mortgage obligations at December 31, 2009 were caused by volatile interest rates, a significant widening of credit spreads across markets for these securities, and illiquidity and uncertainty in the financial markets. These securities include four private issues held at a continuous, unrealized loss for twelve months or longer. Each of these securities has some level of credit enhancement, and none are collateralized by sub-prime loans. With the assistance of a third party, management reviews the characteristics of these securities periodically, including levels of delinquency and foreclosure, projected losses at various degrees of severity, and credit enhancement and coverage. These securities are performing according to their terms, and, in the opinion of management, will continue to do so.

The unrealized losses in municipal securities at December 31, 2009 were the result of volatile interest rates, and uncertainty in the financial markets. These securities are performing according to their terms, and, in the opinion of management, will continue to do so.

Suffolk does not have the intent to sell these securities and does not anticipate that it will be necessary to sell these securities before the full recovery of principal and interest due, which may be at maturity. Therefore, Suffolk did not consider these investments to be other-than-temporarily impaired at December 31, 2009.

Note 3 — Loans

At December 31, 2009 and 2008, loans included the following: (in thousands)

	2009	2008
Commercial, financial, and agricultural	$259,565	$220,946
Commercial real estate	375,652	352,502
Real estate construction loans	133,431	131,889
Residential mortgages (1st and 2nd liens)	214,501	216,127
Home equity loans	82,808	75,654
Consumer loans	80,383	94,724
Other loans	14,070	1,712

	1,160,410	1,093,554
Unearned discounts	(31)	(33)
Allowance for loan losses	(12,333)	(9,051)

Balance at end of year	$1,148,046	$1,084,470

Other loans consist of overdraft advances nearly all of which have been repaid subsequent to year-end.

Restructured loans, loans not accruing interest, and loans contractually past due 90 days or more with regard to payment of principal and/or interest amounted to $29,372,000 and $4,884,000 at December 31, 2009 and 2008, respectively. Interest on loans that are no longer accruing interest would have amounted to $874,000 during 2009, $214,000 during 2008, and $131,000 during 2007, under contractual terms of those loans. Interest income recognized on restructured and non-accrual loans was immaterial for the years 2009, 2008, and 2007.

Suffolk makes loans to its directors and executives, as well as to other related parties in the ordinary course of its business. Loans made to directors and executives, either directly or indirectly, which exceed $60,000 in aggregate for any one director or executive, totaled $15,409,000 and $9,845,000 at December 31, 2009 and 2008, respectively. Unused portions of lines of credit to directors and executives, directly or indirectly, totaled $12,437,000 and $14,550,000. New loans totaling $32,590,000 were granted and payments of $27,026,000 were received during 2009.

Note 4 — Allowance for Loan Losses

An analysis of the changes in the allowance for loan losses follows: (in thousands)

	2009	2008	2007
Balance at beginning of year	$9,051	$7,672	$7,551
Provision for loan losses	4,275	2,050	377
Reclass to Allowance for
Contingent Liabilities	—	(29)	(390)
Loans charged-off	(1,210)	(1,031)	(181)
Recoveries on loans	217	389	315

Balance at end of year	$12,333	$9,051	$7,672

At December 31, 2009 and 2008, respectively, the Bank’s recorded investment in impaired loans and the related valuation allowance as follows: (in thousands)

	2009	2008
Recorded investment	$32,304	$2,834
Valuation allowance	2,995	1,291

This valuation allowance is included in the allowance for loan losses on the statements of condition. The average investment in impaired loans in 2009 was $19,142,000, compared to $1,644,000 in 2008.

Note 5 — Premises and Equipment

The following table details premises and equipment: (in thousands)

	Estimated Useful Lives	2009	2008
Land	Indefinite	$3,326	$3,326
Premises	30 -40 years	21,527	19,647
Furniture, fixtures & equipment	2 - 7 years	25,614	25,830
Leasehold improvements	2 - 25 years	3,517	3,465

		53,984	52,268
Accumulated depreciation and amortization		(30,638)	(29,528)

Balance at end of year		$23,346	$22,740

Depreciation and amortization charged to operations amounted to $2,555,000, $2,469,000, and $2,313,000 during 2009, 2008, and 2007, respectively.

Note 6 — Deposits

The following table summarizes the contractual maturities of time deposits during the years after 2009: (in thousands)

Year during which Time Deposit Matures	Time Deposits > $100,000	Other Time Deposits
2010	$193,574	$81,368
2011	9,632	11,704
2012	5,214	5,462
2013	1,249	5,686
2014	2,229	2,961

Total	$211,898	$107,181

Note 7 — Borrowings

Presented below is information concerning short- and long-term interest-bearing liabilities — principally Federal Home Loan Bank Borrowings, Securities Sold Under Agreements to Repurchase, and Federal Funds Purchased — and their related weighted-average interest rates for the years 2009, 2008, and 2007: (dollars in thousands)

December 31,	2009	2008	2007
Daily average outstanding	$131,986	$206,878	$133,859
Total interest cost	2,974	6,052	7,004
Average interest rate paid	2.25%	2.93%	5.23%
Maximum amount outstanding at any month-end	$225,620	$289,170	$198,320
December 31, balance	150,800	224,820	198,320
Weighted-average interest rate on balances outstanding	1.62%	2.34%	4.31%

The following tables summarize the components of short-term and long-term borrowings as of December 31, 2009 and 2008: (in thousands)

December 31, 2009	Short-Term Borrowings	Long-Term Borrowings	Total
Daily average outstanding	$91,986	$40,000	$131,986
Total interest cost	1,610	1,364	2,974
Average interest rate paid	1.75%	3.41%	2.25%
Maximum amount outstanding at any month-end	$185,620	$40,000	$225,620
December 31, balance	110,800	40,000	150,800
Weighted-average interest rate on balances outstanding	0.98%	3.41%	1.62%

December 31, 2008	Short-Term Borrowings	Long-Term Borrowings	Total
Daily average outstanding	$177,777	$29,101	$206,878
Total interest cost	5,061	991	6,052
Average interest rate paid	2.85%	3.41%	2.93%
Maximum amount outstanding at any month-end	$249,170	$40,000	$289,170
December 31, balance	184,820	40,000	224,820
Weighted-average interest rate on balances outstanding	2.11%	3.41%	2.34%

For purposes of borrowing, Suffolk has no assets pledged as collateral to the Federal Reserve Bank as of December 31, 2009 and 2008. Assets pledged as collateral to the Federal Home Loan Bank (FHLB) as of December 31, 2009 and 2008 totaled $330,471,000 and $417,773,000, consisting of eligible loans and investment securities as determined under FHLB borrowing guidelines.

Note 8 — Stockholders’ Equity

Suffolk has a Dividend Reinvestment Plan. Stockholders can reinvest dividends in common stock of Suffolk at a 3 percent discount from market value on newly issued shares. Shareholders may also make additional cash purchases at market value. There were 30,498 and 13,969 shares issued in 2009 and 2008, respectively. No shares were issued in 2007.

At December 31, 2009, Suffolk has a Stock Incentive Plan (“the Plan”) under which 500,000 shares of Suffolk’s common stock were originally reserved for issuance to key employees and directors, and of which none have been issued at that date. Options are awarded by a committee appointed by the Board of Directors. The Plan provides that the option price shall not be less than the fair value of the common stock on the date the option is granted. All options are exercisable for a period of ten years or less. The Plan provides for but does not require the grant of stock appreciation rights that the holder may exercise instead of the underlying option. When the stock appreciation right is exercised, the underlying option is canceled. The optionee receives shares of common stock with a fair market value equal to the excess of the fair value of the shares subject to the option at the time of exercise (or the portion thereof so exercised) over the aggregate option price of the shares set forth in the option agreement. The exercise of stock appreciation rights is treated as the exercise of the underlying option. Options vest after one year and expire after ten years. Compensation (benefit) expense related to stock appreciation rights amounted to approximately ($174,000), $104,000, and $46,000, for the years ended December 31, 2009, 2008, and 2007, respectively.

The following table presents the options granted, exercised, or expired during each of the past three years:

	Shares	Wtd. Avg. Exercise
Balance at December 31, 2006	117,500	$26.52
Options granted	24,000	32.90
Options exercised	—	—
Options expired or terminated	—	—

Balance at December 31, 2007	141,500	$27.61
Options granted	17,000	31.18
Options exercised	—	—
Options expired or terminated	(16,000)	32.83

Balance at December 31, 2008	142,500	$27.45
Options granted	15,000	28.30
Options exercised	(3,000)	—
Options expired or terminated	—	13.13

Balance at December 31, 2009	154,500	$27.81

The following table presents additional information:

At, or during, year ended December 31,	2009	2008	2007
Average remaining contractual life in years	4.83	5.26	5.95
Exercisable options (vested)	139,500	127,500	117,500
Weighted average fair value of options (Black-Scholes model) at date of grant:	$9.24	$10.38	$10.07
Black-Scholes Assumptions:
Risk-free interest rate	3.17%	3.59%	4.89%
Expected dividend yield	3.06%	2.82%	2.43%
Expected life in years	10	10	10
Expected volatility	36.90%	35.40%	25.20%

The following table details contractual weighted-averages lives of outstanding options at various prices:

	By range of exercise prices
from	$13.13	$28.30	$34.39
to	15.50	32.90	34.95
Outstanding stock options	39,000	82,000	33,500
Weighted-average remaining life	0.72	6.58	5.32
Weighted-average exercise price	$14.71	$31.21	$34.74
Exercisable stock options	39,000	67,000	33,500
Weighted-average remaining life	0.72	6.03	5.32
Weighted-average exercise price	$14.71	$31.86	$34.74

		Weighted-average
At all prices	Options	price	life (yrs)
Total outstanding	154,500	$27.81	4.83
Total exerciseable	139,500	$27.75	4.37

All dividends must conform to applicable statutory requirements. Under 12 USC 56-9, a national bank may not pay a dividend on its common stock if the dividend would exceed net undivided profits then on hand. Further, under 12 USC 60, a national bank must obtain prior approval from the Office of the Comptroller of the Currency (“OCC”) to pay dividends on either common or preferred stock that would exceed the bank’s net profits for the current year combined with retained net profits (net profits minus dividends paid during that period) from the prior two years. At December 31, 2009, approximately $37,979,000 was available for dividends from the Bank to Suffolk Bancorp without prior approval of the OCC.

Note 9 — Income Taxes

The following table presents the provision for income taxes in the consolidated statements of income which is comprised of the following: (in thousands)

		2009	2008	2007
Current:	Federal	$9,023	$10,574	$10,382
	State	1,098	1,382	1,473

		10,121	11,956	11,855
Deferred:	Federal	(143)	(487)	(204)
	State	(148)	(46)	11

		(291)	(533)	(193)

Total		$9,830	$11,423	$11,662

The total current tax expense was different from the amounts computed by applying the federal income tax rate because of the following:

	2009	2008	2007
Federal income tax expense at statutory rates	35%	35%	35%
Tax-exempt interest	(8%)	(6%)	(5%)
State income taxes net of federal benefit	2%	2%	3%
Other	1%	1%	1%

Total	30%	32%	34%

The effects of temporary differences between tax and financial accounting that create significant deferred-tax assets and liabilities at December 31, 2009 and 2008, and the recognition of income and expense for purposes of tax and financial reporting, that resulted in a net decrease to Suffolk’s net deferred tax asset for the years ended December 31, 2009, 2008, and 2007 are presented below: (in thousands)

	2009	2008	2007
Deferred tax assets:
Provision for possible loan losses	$5,008	$3,675	$3,116
Postretirement benefits	498	957	1,018
Deferred compensation	2,012	2,014	1,930
Securities available for sale	—	1,320	—
Unfunded pension obligation	2,414	4,717	—
Other	1,105	769	580

Total deferred tax assets	11,037	13,452	6,644

Deferred tax liabilities:
Prepaid pension cost	—	—	1,259
Securities available for sale	3,676	—	1,162
Other	1,132	873	669

Total deferred tax liabilities	4,808	873	3,090

Net deferred tax asset	$6,229	$12,579	$3,554

Suffolk had unrecognized tax benefits including interest of approximately $50,000 as of December 31, 2009 and approximately $111,000 as of December 31, 2008. Changes in unrecognized tax benefits consist of the following: (in thousands)

	Total	Federal	State
Balance 12/31/08	$111	$86	$25
Additions from current year tax positions	—	—	—
Additions from prior year tax positions	—	—	—
Reductions for prior year tax positions	(61)	(46)	(15)
Settlements	—	—	—

Balance 12/31/09	$50	$40	$10

Suffolk recognizes interest and penalties accrued relating to unrecognized tax benefits in income tax expense. The total amount of accrued interest relating to uncertain tax positions is $15,000 as of December 31, 2009. Suffolk files income tax returns in the U.S. federal jurisdiction and in New York State. Federal returns are subject to audits by tax authorities beginning with the 2005 tax year. New York State returns are subject to audits by tax authorities beginning with the 2006 tax year. It is not anticipated that the unrecognized tax benefits will significantly change over the next 12 months.

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

The following tables set forth the status of Suffolk Bancorp’s combined plan as of December 31, 2009 and December 31, 2008, the time at which the annual valuation of the plan is made.

The following table sets forth the plan’s change in benefit obligation:

	2009	2008
Benefit obligation at start of year	$32,262,082	$26,129,023
Transition adjustment	—	390,198
Service cost	1,682,941	1,353,807
Interest cost	1,883,744	1,632,661
Actuarial loss	784,825	4,118,954
Benefits paid	(1,363,607)	(1,362,561)

Benefit obligation at end of year	$35,249,985	$32,262,082

The following table sets forth the plan’s change in plan assets:

	2009	2008
Fair value of plan assets at start of year	$20,646,070	$29,228,280
Transition adjustment	—	(906,946)
Actual return on plan assets	4,387,357	(7,278,490)
Employer contribution	5,633,353	986,196
Benefits paid	(1,361,979)	(1,382,970)

Fair value of plan assets at end of year	$29,304,801	$20,646,070

The following table presents the plan’s funded status:

	2009	2008
Prepaid Pension Cost	$6,962,282	$4,299,222
Unrecognized Net Gain (Loss)	(12,919,115)	(15,930,862)
Unrecognized Prior Service Cost	11,709	15,688

Under Funded Status	$(5,945,124)	$(11,615,952)

A transition adjustment in the amount of $1,297,000 was recorded in 2008 for the 2007 plan year. In June 2009, Suffolk contributed $2,300,000 for the plan year ended September 30, 2008. In December 2009, Suffolk made annual minimum contributions of $1,724,000 and $1,609,000 for the plan years ending September 30, 2009 and 2010, respectively. There is no additional minimum required contribution for the plan year ending September 30, 2010.

The following table presents estimated benefits to be paid during the years indicated: (in thousands)

	Qualified pension plan	Post- retirement plan
2010	$1,292	$57
2011	1,393	59
2012	1,510	62
2013	1,637	64
2014	1,826	67
2015-2019	11,524	366

The following table summarizes the net periodic pension cost:

	2009	2008	2007
Service cost	$1,682,941	$1,353,807	$1,381,723
Interest cost on projected benefit obligations	1,883,744	1,632,661	1,482,086
Expected return on plan assets	(1,561,569)	(2,081,897)	(1,883,320)
Net amortization & deferral	965,177	(3,979)	130,947

Net periodic pension cost	$2,970,293	$900,592	$1,111,436

Other changes in plan assets and benefit obligations recognized in other comprehensive income
Transition adjustment	$—	$651,824	$—
Net actuarial (gain) loss	(1,798,026)	8,016,221	(1,904,569)
Amortization of service cost	2,363	2,363	2,363

Total recognized in other comprehensive (income) loss	$(1,795,662)	$8,670,408	$(1,902,206)

Total recognized in net periodic pension cost and other comprehensive loss (income)	$1,174,631	$9,571,000	$(3,013,642)

Weighted-average discount rate	5.95%	6.29%	5.86%
Rate of increase in future compensation	3.50%	3.50%	3.50%
Expected long-term rate of return on assets	7.50%	7.50%	7.50%

The following table summarizes the net periodic pension cost expected for the year ended December 31, 2010. This expense amount is subject to change if a significant plan-related event should occur before the end of fiscal 2010.

2010
Service cost	$1,804,602
Interest cost on projected benefit obligations	2,038,875
Expected return on plan assets	(2,150,306)
Net amortization & deferral	724,135

Net periodic pension cost	$2,417,306

Weighted-average discount rate	5.89%
Rate of increase in future compensation	3.50%
Expected long-term rate of return on assets	N/A

Plan Assets

Suffolk’s pension plan weighted-average asset allocations at December 31, 2009 and 2008, by asset category are as follows:

	at December 31,
	2009	2008
Asset category
Cash	13%	10%
Equity Securities	46%	48%
Debt Securities	41%	41%
Other	0%	1%

Total	100%	100%

Fair Value

The following table summarizes the fair value measurements of Suffolk’s pension plan assets on a recurring basis as of December 31, 2009:

	Fair Value Measurements Using
Description	Active Markets for Identical Assets Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Investment in securities
Short-term investment funds	$—	$3,972,401	$—	$3,972,401
Equity securities	13,442,700	—	—	13,442,700
Fixed income securities
Collateralized mortgage obligations	—	710,148	—	710,148
Corporate bonds	—	2,794,731	—	2,794,731
Government-issued securities	—	8,219,854	—	8,219,854
Other fixed income securities	—	164,967	—	164,967

Total	$13,442,700	$15,862,101	$—	$29,304,801

The following table summarizes the fair value measurements of Suffolk’s pension plan assets on a recurring basis as of December 31, 2008:

	Fair Value Measurements Using
Description	Active Markets for Identical Assets Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Investment in securities
Short-term investment funds	$—	$2,071,423	$—	$2,071,423
Equity securities	9,913,369	—	—	9,913,369
Fixed income securities
Collateralized mortgage obligations	—	974,545	—	974,545
Corporate bonds	—	2,443,527	—	2,443,527
Government-issued securities	—	4,955,593	—	4,955,593
Other fixed income securities	—	182,122	—	182,122
Other financial instruments	—	—	105,491	105,491

Total	$9,913,369	$10,627,210	$105,491	$20,646,070

Please refer to Note 1 (Q) for further discussion on the three levels of fair value inputs to measure assets.

For pension assets, Level 1 securities consist primarily of short-term investment funds and equity securities which include investments in common stock and depository receipts. Level 2 securities consist of fixed income securities including corporate bonds, government issues, and mortgage-backed securities. Level 3 securities include rights and warrants.

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

Equity Securities

The target allocation percentage for equity securities is from 40-60 percent at the investment manager’s discretion.

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

The System currently prohibits its investment managers from purchasing the following investments: securities in emerging market countries as defined by the Morgan Stanley Emerging Markets Index, short sales, unregistered securities, and margin purchases.

Debt Securities

For both investment portfolios, the target allocation percentage for debt securities is from 40-60 percent at the investment manager’s discretion.

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

The System currently prohibits its investment managers from purchasing the following investments: securities of BBB quality or less, CMO’s that have an inverse floating rate and whose payments don’t include principal or which aren’t certified and guaranteed by the U.S. Government, ABS’s that aren’t issued or guaranteed by the U.S., or its agencies or its instrumentalities, Non-Agency residential subprime or ALT-A MBS’s and structured notes.

Concentration

At December 31, 2009, the System held approximately $27,200,000 of the State Street Bank & Trust Company Short Term Investment Fund. This fund represented 13.6% of the System’s total investments. Suffolk’s portion of this investment is $3,972,000 at December 31, 2009.

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

(B) Director’s Retirement Income Agreement of the Bank of the Hamptons — On April 11, 1994, Suffolk acquired Hamptons Bancshares, Inc., which had a director’s deferred compensation plan. The liability for this plan was approximately $137,000 and $164,000 on December 31, 2009 and 2008. Interest (approximately $13,000 in 2009, $14,000 in 2008, and $16,000 in 2007) is accrued over the term of the plan. In 2009, the Bank paid approximately $40,000 to participants.

(C) Deferred Compensation

1986 Plan — In 1986, the Board approved a deferred compensation plan. Under the plan, certain employees and Directors of Suffolk elected to defer compensation aggregating approximately $177,000 in exchange for stated future payments to be made at specified dates. The rate of return on the initial deferral was guaranteed. For purposes of financial reporting, interest (approximately $71,000 in 2009, $268,000 in 2008, and $206,000 in 2007) at the plan’s contractual rate is being accrued on the deferral amounts over the expected plan term.

During 2009, Suffolk made payments of approximately $147,000 to participants of the plan. Suffolk has purchased life insurance policies on the plan’s participants based upon reasonable actuarial benefit and other financial assumptions where the present value of the projected cash flows from the insurance proceeds approximates the present value of the projected cost of the employee benefit. Suffolk is the named beneficiary on the policies. Net insurance income related to the policies aggregated approximately $17,000, $222,000, and $29,000, in 2009, 2008, and 2007, respectively.

1999 Plan—In 1999, the Board approved a non-qualified deferred compensation plan. Under this plan, certain employees and Directors of Suffolk may elect to defer some or all of their compensation in exchange for a future payment of the compensation deferred, with accrued interest, at retirement. During 2009, participants deferred compensation totaling $273,000. During 2009, payments of $244,000 have been made to the participants.

(D) Postretirement Benefits Other Than Pension —The following table sets forth the postretirement benefit liability included in other liabilities in the accompanying consolidated statements of condition as of December 31, 2009 and 2008:

	2009	2008
Accumulated benefit obligation	$(1,226,816)	$(1,377,462)
Unrecognized net gain	(1,060,999)	(979,827)
Unrecognized past service cost	(9,178)	(9,986)
Unrecognized transition obligation	1,926	2,834

Postretirement benefit liability	$(2,295,067)	$(2,364,441)

The following table presents the plan’s funded status:

	2009	2008
Accrued Benefit Cost	$(2,295,067)	$(2,364,441)
Unrecognized Prior Service Cost	7,252	7,152
Unrecognized Net Gain	1,060,999	979,827

Underfunded Status	$(1,226,816)	$(1,377,462)

Net periodic postretirement benefit cost (the “net periodic cost”) for the years ended December 31, 2009, 2008, and 2007 includes the following components:

	2009	2008	2007
Service cost of benefits earned	$4,545	$37,257	$35,408
Interest cost on liability	69,580	81,430	75,570
Unrecognized gain	(89,242)	(53,830)	(52,895)

Net periodic cost	$(15,117)	$64,857	$58,083

Other changes in plan assets and benefit obligations recognized in other comprehensive income
Net actuarial gain	(620,542)	—	—
Amortization of net actuarial loss	—	—	—

Total recognized in other comprehensive income	$(620,542)	$—	$—

Total recognized in net periodic pension cost and other comprehensive income	$(635,659)	$64,857	$58,083

Benefit assumptions are based on sponsor contributions of $0.27 per participant per month per $1,000 of life insurance. The retiree is responsible for the premiums, less sponsor contributions. The Bank no longer contributes towards a retiree health plan.

(E) 401(k) Retirement Plan

The Bank has a 401(k) Retirement Plan and Trust (the “401(k) Plan”). Employees who have attained the age of 21 and have completed one year of service have the option to participate. Employees may elect to contribute up to a dollar limit which is set by law. The limit was $16,500 for 2009. The Bank will match one-half of the employee’s contribution up to a maximum of 6% of the employee’s annual gross compensation subject to the aforementioned limit. Employees are fully vested in their own contributions, and the Bank’s matching contributions are fully vested once the participant has six years of service. Bank contributions under the 401(k) Plan amounted to $396,000, $377,000, and $366,000 in 2009, 2008, and 2007, respectively. The Bank funds all amounts when due. At December 31, 2009, contributions to the 401(k) Plan were invested in various bond, equity, money market, or diversified funds as directed by each employee. The 401(k) Plan does not allow for investment in the Company’s common stock.

Note 11 — Commitments and Contingent Liabilities

In the normal course of business, there are various outstanding commitments and contingent liabilities, such as standby letters of credit and commitments to extend credit, which are not reflected in the accompanying consolidated financial statements. No material losses are anticipated as a result of these transactions. Suffolk is contingently liable under standby letters of credit in the amount of $30,769,000 and $26,918,000 at December 31, 2009 and 2008, respectively. Suffolk has commitments to make or to extend credit in the form of revolving open-end lines secured by one- to four-family residential properties, commercial real estate, construction and land development loans, and lease financing arrangements in the amount of $148,309,000 and $181,744,000, and commercial loans of $39,885,000 and $47,219,000 as of December 31, 2009 and 2008, respectively.

In the opinion of management, based upon legal counsel, liabilities arising from legal proceedings against Suffolk would not have a significant effect on the financial position of Suffolk.

During 2009, Suffolk was required to maintain balances with the Federal Reserve Bank of New York for reserve and clearing requirements. These balances averaged $6,322,000 in 2009.

Total rental expense for the years ended December 31, 2009, 2008, and 2007 amounted to $1,633,000, $1,319,000, and $1,003,000, respectively.

At December 31, 2009, Suffolk was obligated under a number of non-cancelable operating leases for land and buildings used for bank purposes. Minimum annual rentals, exclusive of taxes and other charges under non-cancelable operating leases, are summarized as follows: (in thousands)

Minimum Rentals
2010	$1,527
2011	1,510
2012	1,508
2013	1,417
2014 and thereafter	4,282

These rentals do not include obligations for one new office currently scheduled to open in 2010.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2009, that the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 2009, the most recent notification from the Comptroller of the Currency categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. Management believes that since that notification no circumstances have changed the institution’s category.

The Bank’s actual capital amounts and ratios are also presented in the following table: (dollars in thousands)

	Actual capital ratios		Minimum for capital adequacy		Minimum to be “Well Capitalized” under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2009
Total Capital (to risk-weighted assets)	$149,950	11.68%	$102,725	8.00%	$128,406	10.00%
Tier 1 Capital (to risk-weighted assets)	137,198	10.68%	51,362	4.00%	77,043	6.00%
Tier 1 Capital (to average assets)	137,198	8.25%	66,491	4.00%	83,114	5.00%

As of December 31, 2008
Total Capital (to risk-weighted assets)	$131,884	10.59%	$99,585	8.00%	$124,482	10.00%
Tier 1 Capital (to risk-weighted assets)	122,833	9.87%	49,793	4.00%	74,689	6.00%
Tier 1 Capital (to average assets)	122,833	7.90%	62,172	4.00%	77,214	5.00%

Note 13 — Credit Concentrations

Suffolk’s principal investments are loans and a portfolio of short- and medium-term debt of the United States Treasury, states and other political subdivisions, U.S. government agencies, corporations, and mortgage-backed securities and collateralized mortgage obligations.

Loans secured by real estate comprise 69.5 percent of the portfolio and 47.7 percent of assets, 32.4 percent of which are for commercial real estate. Commercial real estate loans present greater risk than residential mortgages. Suffolk has attempted to minimize the risks of these loans by considering several factors, including the creditworthiness of the borrower, location, condition, value, and the business prospects for the security property. Commercial, financial, and agricultural loans, unsecured or secured by collateral other than real estate, comprise 22.4 percent of the loan portfolio and 15.3 percent of assets. These loans present significantly greater risk than other types of loans. Average credits are greater in size than consumer loans, and unsecured loans may be more difficult to collect. Suffolk obtains, whenever possible, both the personal guarantees of the principal(s) and cross-guarantees among the principals’ business enterprises. Consumer loans, net of unearned discounts, comprised 6.9 percent of Suffolk’s loan portfolio and 4.7 percent of assets. A majority are indirect dealer-generated loans secured by automobiles. Most of these loans are made to residents of Suffolk’s primary lending area. Each loan is small in amount. Borrowers represent a cross-section of the population and are employed in a variety of industries. The risk presented by any one loan is correspondingly small, and therefore, the risk that this portion of the portfolio presents to Suffolk depends on the financial stability of the population as a whole, not any one entity or industry.

Municipal obligations constitute 44.3 percent of the investment portfolio and 11.9 percent of assets. These obligations present slightly greater risk than U.S. Treasury securities, or those secured by the U.S. government, but significantly less risk than loans because they are backed by the full faith and taxing power of the issuer, most of which is located in the state of New York. U.S. Treasury securities represented 1.8 percent of the investment portfolio and 0.5 percent of assets. U.S. government agency debt securities represented 9.5 percent of the investment portfolio and 2.5 percent of assets. These offer little or no financial risk. Collateralized mortgage obligations represented 42.3 percent of the investment portfolio and 11.4 percent of assets. These securities are backed by pools of mortgages; however, they provide more predictable cash flows because payments are assigned to specific “tranches” of securities in the order in which they are received. Suffolk invests in senior tranches, which provides for prioritized receipt of cash flows. Mortgage-backed securities represented 0.1 percent of the investment portfolio and less than 0.04 percent of assets.

Note 14 — Fair Value of Financial Instruments

The following table presents the carrying amounts and fair values of Suffolk’s financial instruments. FASB ASC 825, “Financial Instruments,” defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation: (in thousands)

	2009		2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash & cash equivalents	$37,007	$37,007	$41,512	$41,512
Investment securities available for sale	437,000	437,000	382,357	382,357
Investment securities held to maturity	9,343	10,096	11,930	12,515
Loans, net	1,160,379	1,178,429	1,093,521	1,103,610
Accrued interest receivable	7,223	7,223	7,042	7,042
Deposits	1,385,278	1,387,241	1,216,437	1,218,872
Borrowings	150,800	152,328	224,820	226,327
Accrued interest payable	829	829	2,244	2,244

Limitations

The following estimates are made at a specific point in time and may be based on judgments regarding losses expected in the future, risk, and other factors that are subjective in nature. The methods and assumptions used to produce the fair value estimates follow.

Short-Term Instruments

Short-term financial instruments are valued at the carrying amounts included in the statements of condition, which are reasonable estimates of fair value due to the relatively short term of the instruments. This approach applies to cash and cash equivalents; federal funds purchased; accrued interest receivable; non-interest-bearing demand deposits; N.O.W., money market, and saving accounts; accrued interest payable; and other borrowings. Federal Home Loan Bank advances/borrowings are measured using a discounted replacement cost of funds approach.

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

The carrying amount and fair value of loans were as follows at December 31, 2009 and 2008: (in thousands)

	2009		2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Commercial, financial & agricultural	$259,565	$261,333	$220,946	$219,728
Commercial real estate	375,652	383,392	352,502	361,327
Real estate construction loans	133,431	133,996	131,889	132,169
Residential mortgages (1st & 2nd liens)	214,501	221,502	216,127	219,522
Home equity loans	82,808	82,779	75,654	73,161
Consumer loans, net of unearned discounts	80,352	81,357	94,691	95,991
Other loans	14,070	14,070	1,712	1,712

Totals	$1,160,379	$1,178,429	$1,093,521	$1,103,610

Other assets measured at fair value are as follows: (in thousands)

	Fair Value Measurements Using
Description	12/31/2009	Active Markets for Identical Assets Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$29,309	$—	$—	$29,309
Mortgage servicing rights	1,444	—	—	1,444

Total	$30,753	$—	$—	$30,753

Mortgage servicing rights are measured at fair value on a recurring basis.

	Fair Value Measurements Using
Description	12/31/2008	Active Markets for Identical Assets Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$1,543	$—	$—	$1,543
Mortgage servicing rights	1,199	—	—	1,199

Total	$2,742	$—	$—	$2,742

Mortgage servicing rights are measured at fair value on a recurring basis.

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

The following tables summarize fair value measurements on a recurring basis as of December 31, 2009 and 2008 including the additional requirement to segregate classifications to correspond to the major security type classifications utilized for disclosure purposes: (in thousands)

Description	Fair Value Measurements Using
	12/31/2009	Active Markets for Identical Assets Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. treasury securities	$8,318	$8,318	$—	$—
U.S. government agency debt	43,205	43,205	—	—
Collateralized mortgage obligations	192,393	—	192,393	—
Mortgage-backed securities	599	—	599	—
Obligations of states and political subdivisions	192,485	—	192,485	—

Total	$437,000	$51,523	$385,477	$—

Investments measured on a recurring basis:

Description	12/31/2008	Active Markets for Identical Assets Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. treasury securities	$10,152	$10,152	$—	$—
U.S. government agency debt	76,477	$76,477	$—	$—
Collateralized mortgage obligations	131,841	—	131,841	—
Mortgage-backed securities	595	—	595	—
Obligations of states and political subdivisions	163,292	—	163,292	—

Total	$382,357	$86,629	$295,728	$—

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

FASB ASC 820, “Fair Value Measurements and Disclosures,” provides additional guidance in determining fair values when the volume and level of activity for the asset or liability have significantly decreased, particularly when there is no active market or where the price inputs being used represent distressed sales. It also provides guidelines for making fair value measurements more consistent with principles, reaffirming the need to use judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets become inactive. Suffolk adopted this codification effective April 1, 2009. The adoption did not have a material impact on Suffolk’s financial condition and results of operations. The additional disclosures are included herein.

Deposit Liabilities

The fair value of certificates of deposit less than $100,000 was calculated by discounting cash flows with applicable origination rates. At December 31, 2009, the fair value of certificates of deposit less than $100,000 totaling $108,245,000 had a carrying value of $107,181,000. At December 31, 2009, the fair value of certificates of deposit more than $100,000 totaling $212,796,000 had a carrying value of $211,898,000.

Commitments to Extend Credit, Standby Letters of Credit, and Written Financial Guarantees

The fair value of commitments to extend credit was estimated by either discounting cash flows or using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the current creditworthiness of the counterparties.

Credit in the form of revolving open-end lines secured by one- to four-family residential properties, commercial real estate, construction and land development loans, and lease financing arrangements was $148,309,000 and $181,744,000 as of December 31, 2009 and 2008, respectively.

The estimated fair value of written financial guarantees and letters of credit is based on fees currently charged for similar agreements. The contractual amounts of these commitments were $70,654,000 and $74,137,000 at December 31, 2009 and 2008, respectively. The fees charged for the commitments were not material in amount.

Note 15 — Selected Quarterly Financial Data (Unaudited)

The comparative results for the four quarters of 2009 and 2008 are as follows: (in thousands of dollars except for share and per-share data)

	2009				2008
	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.
Interest income	$21,700	$22,028	$21,516	$21,764	$21,967	$21,986	$22,454	$22,050
Interest expense	3,561	3,119	3,042	2,950	6,104	5,548	5,769	4,817

Net interest income	18,139	18,909	18,474	18,814	15,863	16,438	16,685	17,233
Provision for loan losses	975	1,050	975	1,275	225	300	300	1,225

Net interest income after provision for loan losses	17,164	17,859	17,499	17,539	15,638	16,138	16,385	16,008
Other income	2,761	2,826	2,766	2,765	6,350	2,692	2,801	2,800
Other expense	11,676	12,531	12,034	12,560	10,354	10,435	11,345	10,567
Provision for income taxes	2,592	2,444	2,203	2,591	4,075	2,681	2,168	2,499

Net income	$5,657	$5,710	$6,028	$5,153	$7,559	$5,714	$5,673	$5,742

Basic per-share data:
Net income	$0.59	$0.59	$0.63	$0.54	$0.79	$0.60	$0.59	$0.60
Cash dividends	$0.22	$0.22	$0.22	$0.22	$0.22	$0.22	$0.22	$0.22
Average shares	9,590,571	9,598,364	9,607,023	9,615,320	9,593,554	9,568,730	9,575,691	9,582,147

Note 16 — Suffolk Bancorp (Parent Company Only) Condensed Financial Statements (in thousands)

Condensed Statements of Condition as of December 31,	2009	2008	2007
Assets
Due From Banks	$2,745	$2,163	$2,177
Investment in Subsidiaries: SCNB	136,448	112,337	108,969
Other Assets	444	457	341

Total Assets	$139,637	$114,957	$111,487

Liabilities and Stockholders’ Equity
Dividends Payable	$2,115	$2,108	$2,121
Other Liabilities	351	448	385
Stockholders’ Equity	137,171	112,401	108,981

Total Liabilities and Stockholders’ Equity	$139,637	$114,957	$111,487

Condensed Statements of Income for the Years Ended December 31,	2009	2008	2007
Income
Dividends From Subsidiary Bank	8,451	9,416	29,079
	8,451	9,416	29,079

Expense
Other Expense	291	331	434

Income Before Equity in Undistributed Net Income of Subsidiaries	8,160	9,085	28,645
Equity in Undistributed Earnings of Subsidiaries	14,388	15,603	(6,517)

Net Income	$22,548	$24,688	$22,128

Condensed Statements of Cash Flows for the Years Ended December 31,	2009	2008	2007
Cash Flows From Operating Activities
Net Income	$22,548	$24,688	$22,128
Less: Equity in Undistributed Earnings of Subsidiaries	(14,388)	(15,603)	6,517
Other, Net	56	130	245

Net Cash Provided by Operating Activities	8,216	9,215	28,890
Cash Flows From Financing Activities
Stock Dividend Reinvestment	809	463	—
Repurchase of Common Stock	—	(1,253)	(20,227)
Dividends Paid	(8,443)	(8,439)	(8,784)

Net Cash Used in Financing Activities	(7,634)	(9,229)	(29,011)

Net Increase (Decrease) in Cash and Cash Equivalents	582	(14)	(121)
Cash and Cash Equivalents, Beginning of Year	2,163	2,177	2,298

Cash and Cash Equivalents, End of Year	$2,745	$2,163	$2,177

Note: No income tax provision has been recorded on the books of Suffolk Bancorp since it files a return consolidated with its subsidiaries.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and

Shareholders of Suffolk Bancorp

We have audited Suffolk Bancorp (a New York corporation) and subsidiaries’ internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Suffolk Bancorp’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on Suffolk Bancorp’s internal control over financial reporting based on our audit.

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

In our opinion, Suffolk Bancorp and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of condition of Suffolk Bancorp and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009 and our report dated March 12, 2010 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP
GRANT THORNTON LLP

New York, New York
March 12, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC

ACCOUNTING FIRM

Board of Directors and

Shareholders of Suffolk Bancorp

We have audited the accompanying consolidated statements of condition of Suffolk Bancorp (a New York corporation) and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Suffolk Bancorp and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Suffolk Bancorp and its subsidiaries’ internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 12, 2010 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP
GRANT THORNTON LLP

New York, New York
March 12, 2010

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

/s/ J. Gordon Huszagh
J. Gordon Huszagh
President & Chief Executive Officer,

/s/ Stacey L. Moran
Stacey L. Moran
Executive Vice President & Chief Financial Officer

Riverhead, New York
March 12, 2010

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2009

-OR-

☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to             .

Commission File Number: 000-13580

SUFFOLK BANCORP

(Name of Issuer in Its Charter)

New York	11-2708279
(State or Other Jurisdiction of Incorporation of Organization)	(I.R.S. Employer Identification No.)

4 West Second Street, P.O. Box 9000, Riverhead, New York	11901
(Address of Principal Executive Offices)	(Zip Code)

Issuer’s Telephone Number, Including Area Code:(631) 727-5667

Securities registered under Section 12(b) of the Exchange Act:

Title of each class:	Name of each exchange on which registered:
Common stock, par value $2.50 per share	The NASDAQ Global Select Market

Securities registered under Section 12(g) of the Exchange Act: None

(Title of Class)

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES  ☐     NO  ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.    YES  ☐    NO  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)    YES  ☐    NO  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐    Smaller Reporting Company  ☐

Indicate by check mark whether the Registrant is a shell company.    YES  ☐    NO  ☒

The aggregate market value of the common equity held by non-affiliates of the Registrant as of the last business day of the Registrant’s most recently completed second fiscal quarter was $240.9 million.

As of January 31, 2010, there were 9,630,399 shares outstanding of the Registrant’s common stock.

PART I

DOCUMENT INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for its Annual Meeting of Shareholders to be held April 13, 2010, filed on March 12, 2010. (Part III)

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

Suffolk and its subsidiaries had 359 full-time and 51 part-time employees on December 31, 2009.

Suffolk County National Bank (the “Bank”)

The Suffolk County National Bank of Riverhead was organized under the national banking laws of the United States of America on January 6, 1890. The Bank is a member of the Federal Reserve System, and its deposits are insured by the Federal Deposit Insurance Corporation to the extent provided by law.

Directed by members of the communities it serves, the Bank’s main service area includes the towns of Babylon, Brookhaven, East Hampton, Islip, Riverhead, Smithtown, Southampton, and Southold. The main office of the Bank is situated at 6 West Second Street, Riverhead, New York. Its branch offices are located at Bohemia, Center Moriches, Cutchogue, Deer Park, East Hampton, Hampton Bays, Hauppauge, Manorville, Mattituck, Medford, Middle Island, Miller Place, Montauk, Port Jefferson, Port Jefferson Station, Riverhead, Sag Harbor, Sayville, Shoreham, Smithtown, Southampton, Wading River, Water Mill, West Babylon, and Westhampton Beach, New York. An additional office in Amityville is scheduled to open in late 2010.

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

BUSINESS SEGMENT REPORTING

Suffolk County National Bank is a regional bank, which offers a wide array of products and services to its customers. Pursuant to its banking strategy, emphasis is placed on building relationships with its customers, as opposed to building specific lines of business. As a result, at December 31, 2009 and 2008, Suffolk is not organized around discernible lines of business and prefers to work as an integrated unit to customize solutions for its customers, with business line emphasis and product offerings changing over time as needs and demands change. See page 29 of this Annual Report to Shareholders for the fiscal year ended December 31, 2009.

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

Activities “Closely Related” to Banking

The BHC Act prohibits a bank holding company, with certain limited exceptions, from acquiring direct or indirect ownership or control of any voting shares of any company that is not a bank or from engaging in any activities other than those of banking, managing or controlling banks and certain other subsidiaries, or furnishing services to or performing services for its subsidiaries. One principal exception to these prohibitions allows the acquisition of interests in companies whose activities are found by the Federal Reserve Board, by order or regulation, to be closely related to banking, or managing or controlling banks. If a bank holding company has become a “Financial Holding Company” (a “FHC”), it may engage in activities that are jointly determined by the Federal Reserve Board and the Treasury Department to be “financial in nature or incidental to such financial activity.” FHCs may also engage in activities that are determined by the Federal Reserve to be “complementary to financial activities.” See “Gramm-Leach-Bliley Act” for a brief summary of the statutory provisions relating to FHC’s.

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

Imposition of Liability for Undercapitalized Subsidiaries

The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) required each federal banking agency to revise its risk-based capital standards to ensure that those standards take adequate account of interest rate risk, concentration of credit risk, and the risks of nontraditional activities, as well as reflect the actual performance and expected risk of loss on multifamily mortgages. In accordance with the law, each federal banking agency has specified, by regulation, the levels at which an insured institution would be considered “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized.” Under these regulations, as of December 31, 2009, the Bank would be deemed to be “well capitalized.”

FDICIA requires bank regulators to take “prompt corrective action” to resolve problems associated with insured depository institutions. In the event an institution becomes “undercapitalized,” it must submit a capital restoration plan. If an institution becomes “significantly undercapitalized” or “critically undercapitalized,” additional and significant limitations are placed on the institution. The capital restoration plan of an undercapitalized institution will not be accepted by the regulators unless each company “having control of” the undercapitalized institution “guarantees” the subsidiary’s compliance with the capital restoration plan until it becomes “adequately capitalized.” Suffolk has control of the Bank for the purpose of this statute.

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

Gramm-Leach-Bliley Act

The Gramm-Leach-Bliley Act, effective on March 11, 2000, permits bank holding companies to become FHCs and, by doing so, affiliate with securities firms and insurance companies and engage in other activities that are financial in nature or complementary thereto. A bank holding company may become a FHC, if each of its subsidiary banks is “well capitalized” under the FDICIA prompt corrective action provisions, is “well managed,” and has at least a “satisfactory” rating under the Community Reinvestment Act as of 1977 as amended (the “CRA”), by filing a declaration that the bank holding company wishes to become a FHC and meets all applicable requirements.

No prior regulatory approval is required for a FHC to acquire a company, other than a bank or savings association, engaged in activities permitted under the Gramm-Leach-Bliley Act. Activities specified in the Gramm-Leach-Bliley Act as being “financial in nature” include securities underwriting and dealing, and insurance underwriting and agency activities. Activities that the Federal Reserve Board has determined to be closely related to banking are also deemed to be financial in nature.

A national bank also may engage, subject to limitations on investment, in activities that are financial in nature, other than insurance underwriting, merchant banking, real estate development, and real estate investment, through a financial subsidiary of the bank, if the bank is “well capitalized,” “well managed,” and has at least a “satisfactory” CRA rating. Subsidiary banks of a FHC or national bank with financial subsidiaries must continue to be well capitalized and well managed in order to continue to engage in such activities without regulatory actions or restrictions, which could include divestiture of the financial subsidiary or subsidiaries. In addition, a FHC or a bank may not acquire a company that is engaged in such activities unless each of the subsidiary banks of the FHC or the bank has at least a “satisfactory” rating. At December 31, 2009, the Bank was rated as “outstanding.”

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

Interest Rate Risk: under the captions “Asset/Liability Management & Liquidity” and “Interest Rate Sensitivity” and on pages 17 and 18 of this report, respectively.

Market Risk: under the caption “Market Risk” on page 19 of this report.

Management believes that it is imprudent to make or rely on assertions made before the fact concerning the probability that any specific risk will be realized, and that any such assertions would be speculative. Instead, credit, asset/liability management, investment, compliance, risk management, and other operating policies are written to account for a range of possible outcomes, and prevent or ameliorate those outcomes falling at the margins of possible occurrence.

ITEM 1B.	Unresolved Staff Comments

None.

STATISTICAL DISCLOSURE

ITEM 2.	Properties

Registrant

Suffolk as such has no physical properties. Office facilities of Suffolk are located at 4 West Second Street, Riverhead, New York.

Bank

The Bank’s main office campus, with three buildings, is located at 6 West Second Street, Riverhead, New York, title to which is held by the Town of Riverhead, New York Industrial Development Agency for reasons of tax abatement, but to which the Bank has all other rights of ownership. The Bank also owns a total of 12 properties with 12 buildings in fee, and holds 17 buildings under lease agreements. The bank also holds one building under lease agreements that will commence upon occupancy of the building in 2010. Management believes that the physical facilities are suitable and adequate and at present are being fully utilized. Suffolk, however, evaluates future needs continuously and anticipates other changes in its facilities during the next several years.

ITEM 3.	Legal Proceedings

There are no material legal proceedings, individually or in the aggregate, to which Suffolk or its subsidiaries are a party or of which any of the property is subject.

ITEM 4.	Submission of Matters to a Vote of Security Holders

None.

PART II

ITEM 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

Pages 6, 20, and 25 of this Annual Report to Shareholders for the fiscal year ended December 31, 2009.

Comparison of Cumulative Total Return of Suffolk Bancorp, Industry Index, and Broad Market (in $)

	1/1/05	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09
Suffolk Bancorp	100.00	96.96	109.47	88.17	102.18	85.27
NASDAQ Banks	100.00	97.69	109.64	86.90	63.36	53.09
NASDAQ US	100.00	102.13	112.19	121.68	58.64	84.28
source: CRSP Total Return Indices - NASDAQ

At January 31, 2010, there were approximately 1,428 equity holders of record and approximately 6,485 beneficial shareholders of the Company’s common stock. The increase in the number of beneficial shareholders from 2,235 reported last year is primarily due to an investment manager at an investment bank adding Suffolk’s common stock to an investment strategy, resulting in the acquisition of the stock by a large number of the clients of the manager following that strategy. Information concerning dividends and the price range of the common stock can be found on page 6 of this Annual Report to Shareholders.

The following table illustrates equity compensation plan information as of December 31, 2009:

Equity Compensation Plan Information (item 201(d))

Plan category at December 31, 2009	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (a)	Weighted-average exercise price of outstanding options, warrants, and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
	$	$	$
Equity compensation plans approved by security holders	154,500	27.81	500,000
Equity compensation plans not approved by security holders	—	—	—

Total	154,500	27.81	500,000

ITEM 6.	Selected Quarterly Financial Data

Page 44 of this Annual Report to Shareholders for the fiscal year ended December 31, 2009.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Pages 7—22 of this Annual Report to Shareholders for the fiscal year ended December 31, 2009.

ITEM 7a.	Quantitative and Qualitative Disclosure about Market Risk

Page 19 of this Annual Report to Shareholders for the fiscal year ended December 31, 2009.

ITEM 8.	Financial Statements and Supplementary Data

Pages 23—45 of this Annual Report to Shareholders for the fiscal year ended December 31, 2009.

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9a.	Controls and Procedures

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

The Certifying Officers also have indicated that there were no significant changes in Suffolk’s internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation, and there were no corrective actions with regard to significant deficiencies and material weaknesses. Management’s Report on Internal Control over Financial Reporting is incorporated herein and can be found on page 22. The effectiveness of Suffolk’s internal control over financial reporting as of December 31, 2009, has been audited by Grant Thornton LLP whose report can be found on page 46.

PART III

ITEM 10.	Directors and Executive Officers of the Registrant

Pages 3-9 of Registrant’s Proxy Statement for its Annual Meeting of Shareholders to be held on April 13, 2010 is incorporated herein by reference.

EXECUTIVE OFFICERS

Name	Age	Position		Business Experience

J. Gordon Huszagh	56	President & Chief Executive Officer	Feb-09	- Present President, Chief Executive Officer, and Director, Suffolk Bancorp
			Feb-09	- Present President, Chief Executive Officer, and Director, SCNB
			Jan-99	- Mar-09 Chief Financial Officer, Suffolk Bancorp, SCNB
			Jan-99	- Feb-09 EVP, Suffolk Bancorp, SCNB
			Jan-97	- Jan-99 SVP and Chief Financial Officer, SCNB
			Dec-92	- Dec-96 SVP & Comptroller, SCNB
			Dec-88	- Dec-92 VP & Comptroller, SCNB
			Dec-86	- Dec-88 VP, SCNB
			Jan-83	- Dec-86 Auditor, SCNB
			1975	- 1982 Eastern Federal Savings and Loan
Employed by SCNB since January 1983.

Stacey L. Moran	42	Executive Vice President and	Mar-09	- Present EVP and Chief Financial Officer, Suffolk Bancorp
		Chief Financial Officer	Mar-09	- Present EVP and Chief Financial Officer, SCNB
			Apr-06	- Mar-09 VP and Comptroller, SCNB
			Jan-04	- Apr-06 AVP, Assistant Comptroller, SCNB
			May-98	- Jan-04 Bank Officer, Assistant Comptroller, SCNB
			Dec-95	- May-98 Controller, Excel Technology, Inc.
			Sep-89	Dec-95 KPMG LLP
Employed by SCNB since May 1998.

Robert C. Dick	60	Executive Vice President and	Apr-00	- Present EVP, Suffolk Bancorp
		Chief Lending Officer	Apr-00	- Present EVP and Chief Lending Officer, SCNB
			Oct-99	- Apr-00 SVP and Chief Lending Officer, SCNB
			Dec-88	- Oct-99 SVP, Commercial Loans, SCNB
			Dec-82	- Apr-88 VP, Commercial Loans, SCNB
			1965	- 1980 Security National Bank/Chemical Bank
Employed by SCNB since January 1980.

Frank D. Filipo	58	Executive Vice President,	Mar-03	- Present EVP, Suffolk Bancorp
		Retail Banking	Mar-03	- Present EVP, Retail Banking, SCNB
			Sep-01	- Mar-03 SVP, Retail Banking, SCNB
			Sep-96	- Sep-01 Regional Administrator, North Fork Bank
			Apr-94	- Sep-96 SVP, Commercial Loans, SCNB
			Jul-84	- Apr-94 EVP, Senior Lending Officer, Bank of the Hamptons, N.A.
			1982	- Jul-84 VP Commercial Loans, Continental Bank
Employed by SCNB from April 1994 to September 1996 and since September 2001.

ITEM 11.	Executive Compensation

Pages 9-18 of Registrant’s Proxy Statement for its Annual Meeting of Shareholders to be held on April 13, 2010 is incorporated herein by reference.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management

Pages 2, 13, 14, and 15 of Registrant’s Proxy Statement for its Annual Meeting of Shareholders to be held on April 13, 2010 is incorporated herein by reference.

ITEM 13.	Certain Relationships and Related Transactions

Pages 5-6 of Registrant’s Proxy Statement for its Annual Meeting of Shareholders to be held on April 13, 2010 is incorporated herein by reference.

ITEM 14.	Principal Accountant Fees and Services

The following table presents the fees billed for each of the last two fiscal years by Suffolk’s principal accountant by category:

	2009	2008
Audit fees	$322,707	$278,837
Audit-related fees	24,840	35,160
Tax fees	—	—
All other fees	6,727	1,500

	$354,274	$315,497

The Audit Committee pre-approves all auditing services and permitted non-audit services (including the fees and terms thereof) to be performed for Suffolk by its independent auditor, subject to the de minimis exceptions for non-audit services described in Section 10A (i) (1) (B) of the Exchange Act which are approved by the Committee prior to the completion of the audit. The Audit Committee may form and delegate authority to subcommittees consisting of one or more members when appropriate, including the authority to grant pre-approvals of audit and permitted non-audit services, provided that decisions of such subcommittee to grant pre-approvals shall be presented to the full Audit Committee at its next scheduled meeting. Fees for consultation concerning the computation and filing of income taxes amounting to $45,000 for 2009 were paid to the firm of Marcum & Kliegman, LLP.

PART IV

ITEM 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

The following consolidated financial statements of the Registrant and Subsidiaries, and the accountant’s report thereon, are included on pages 23 through 45 inclusive.

Financial Statements (Consolidated)

Statements of Condition — December 31, 2009 and 2008.

Statements of Income — For the years ended December 31, 2009, 2008, and 2007.

Statements of Changes in Stockholders’ Equity — For the years ended December 31, 2009, 2008, and 2007.

Statements of Cash Flows — For the years ended December 31, 2009, 2008, and 2007.

Notes to Consolidated Financial Statements

EXHIBITS

The following exhibits, which supplement this report, have been filed with the Securities and Exchange Commission. Suffolk Bancorp will furnish a copy of any or all of the following exhibits to any persons sending a request in writing to the Corporate Secretary, Suffolk Bancorp, 4 West Second Street, P.O. Box 9000, Riverhead, New York 11901. Suffolk also makes these reports available free of charge through its Internet website (http://www.suffolkbancorp.com):

3.1	Certificate of Incorporation of Suffolk Bancorp (filed by incorporation by reference to Exhibit 3.(i) to Suffolk Bancorp’s Form 10-K for the fiscal year ended December 31, 1999, filed March 10, 2000)

3.2	Bylaws of Suffolk Bancorp (filed by incorporation by reference to Exhibit 3.(ii) to Suffolk Bancorp’s Form 10-K for the fiscal year ended December 31, 1999, filed March 10, 2000)

10.1	Suffolk Bancorp 2009 Stock Incentive Plan (filed by incorporation by reference to Exhibit C to Suffolk Bancorp’s Form 10-K for the fiscal year ended December 31, 2008, filed March 13, 2009)

10.2	Suffolk Bancorp Form of Change-of-Control Employment Contract (filed by incorporation by reference to Exhibit D to Suffolk Bancorp’s Form 10-K for the fiscal year ended December 31, 2008, filed March 13, 2009)

21.1	Subsidiaries of the Registrant (filed herewith)

23.1	Consent of Independent Registered Public Accounting Firm (filed herewith)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (filed herewith)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (filed herewith)

Exhibit 31.1

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

Date: March 12, 2010

/s/ J. GORDON HUSZAGH
J. Gordon Huszagh
President & Chief Executive Officer

Exhibit 31.2

CERTIFICATION OF PERIODIC REPORT

I, Stacey L. Moran, certify that:

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

Date: March 12, 2010

/s/ STACEY L. MORAN
Stacey L. Moran
Executive Vice President & Chief Financial Officer

Exhibit 32.1

CERTIFICATION OF PERIODIC REPORT

I, J. Gordon Huszagh, President & Chief Executive Officer of Suffolk Bancorp (the “Company”), certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that: (1) the Annual Report on Form 10-K of the Company for the year ended December 31, 2009 (the “Report”) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and (2) the information contained in the Report fairly represents, in all material respects, the financial condition and results of operations of the Company.

Dated: March 12, 2010

/s/ J. Gordon Huszagh
J. Gordon Huszagh
President & Chief Executive Officer

Exhibit 32.2

CERTIFICATION OF PERIODIC REPORT

I, Stacey L. Moran, Executive Vice President & Chief Financial Officer of Suffolk Bancorp (the “Company”), certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that: (1) the Annual Report on Form 10-K of the Company for the year ended December 31, 2009 (the “Report”) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and (2) the information contained in the Report fairly represents, in all material respects, the financial condition and results of operations of the Company.

Dated: March 12, 2010

/s/ Stacey L. Moran
Stacey L. Moran
Executive Vice President & Chief Financial Officer

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 12, 2010

/s/ J. Gordon Huszagh
J. Gordon Huszagh
President & Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ EDGAR F. GOODALE
Edgar F. Goodale
Chairman of the Board & Director

By:	/s/ J. GORDON HUSZAGH
J. Gordon Huszagh
President, Chief Executive Officer (Principal Executive
Officer) & Director

By:	/s/ STACEY L. MORAN
Stacey L. Moran
Executive Vice President & Chief Financial Officer
(Principal Financial Officer & Principal Accounting Officer)

By:	/s/ JAMES E. DANOWSKI
James E. Danowski
Director

By:	/s/ JOSEPH A. GAVIOLA
Joseph A. Gaviola
Director

By:	/s/ DAVID A. KANDELL
David A. Kandell
Director

By:	/s/ THOMAS S. KOHLMANN
Thomas S. Kohlmann
Director

By:	/s/ TERENCE X. MEYER
Terence X. Meyer
Director

By:	/s/ SUSAN V. B. O’SHEA
Susan V. B. O’Shea
Director

By:	/s/ JOHN D. STARK, JR.
John D. Stark, Jr.
Director

DIRECTORS

James E. Danowski

Partner; Coughlin, Foundotos, Cullen & Danowski

(accounting firm)

Joseph A. Gaviola

Principal; Gaviola’s Montauk Market

Chris-Nic Properties

(retail, commercial and residential real estate)

Edgar F. Goodale

Chairman of the Board

President; Riverhead Building Supply Corp.

(building supply distributor)

J. Gordon Huszagh

President & Chief Executive Officer

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

President & Chief Executive Officer

Stacey L. Moran

Executive Vice President & Chief Financial Officer

Robert C. Dick

Executive Vice President

Frank D. Filipo

Executive Vice President

Douglas Ian Shaw

Senior Vice President & Corporate Secretary

DIRECTORS

Edgar F. Goodale

Chairman of the Board

James E. Danowski

Joseph A. Gaviola

J. Gordon Huszagh

David A. Kandell

Thomas S. Kohlmann

Terence X. Meyer

Susan V. B. O’Shea

John. D. Stark, Jr.

EXECUTIVE OFFICERS

J. Gordon Huszagh

President & Chief Executive Officer

Stacey L. Moran

Executive Vice President &

Chief Financial Officer

Robert C. Dick

Executive Vice President &

Chief Lending Officer

Frank D. Filipo

Executive Vice President

Retail Banking

LOANS

Bruce W. Bradley

Senior Vice President

David T. DeVito

Senior Vice President

Joan Brigante

Senior Vice President

Robert T. Ellerkamp

Vice President

Robert P. Grady

Vice President

Wendy K. Harris

Vice President

Paul D. Hawkins, Jr.

Vice President

Benjamin Mancuso

Vice President

Gerard H. McGuirk

Vice President

William Mitarotondo

Vice President

Deborah Simonetti

Vice President

Thomas J. Sullivan

Vice President

Frederick J. Weinfurt

Vice President

RETAIL BANKING

Stanley V. Gelish

Senior Vice President

Anita J. Nigrel

Senior Vice President

Cynthia D’Andrea

Vice President

Maureen Hines

Vice President

David E. Lebens

Vice President

Susan M. Martinelli

Vice President

Bohemia Office

Steve E. Horner

1st Vice President

Center Moriches Office

Douglas S. Olsen

Vice President

Cutchogue Office

Kim Sweeney

Assistant Vice President

Deer Park Office

Steven DeLuca

1st Vice President

East Hampton Pantigo Office

Robert J. Mangels

Assistant Vice President

East Hampton Village Office

Rebecca L. Collins

Assistant Vice President

Hampton Bays Office

David C. Barczak

Vice President

Hauppauge Office

Mark J. Harrigan

Vice President

Manorville Office

Tara L. Bodkin

Assistant Vice President

Mattituck Office

Janet V. Stewart

Vice President

Medford Office

Paul E. Vaas

1st Vice President

Middle Island Office

Geralyn G. Harper

Assistant Vice President

Miller Place Office

Cynthia M. Berner

Assistant Vice President

Montauk Harbor Office

Montauk Village Office

John J. McDonald

Vice President

Port Jefferson Harbor Office

Port Jefferson Village Office

Jacqueline Brown

Vice President

Port Jefferson Station Office

Dawn M. Danielsen

Assistant Branch Manager

Riverhead, Ostrander

Avenue Office

Angela R. Reese

Vice President

Riverhead, Second Street Office

Vincent Cangiano

Vice President

Sag Harbor Office

Susan K. Tooker

Assistant Vice President

Sayville Office

Pamela S. Werner

Assistant Vice President

Shoreham Office

Wendy A. Stapon

Vice President

Smithtown Office

Susan L. Hughes

Assistant Vice President

Southampton Office

Patricia Bolomey

1st Vice President

Wading River Office

John A. Maki

Assistant Vice President

Water Mill Office

Jill James

Vice President

West Babylon Office

Joanne Goodman

Assistant Vice President

Westhampton Beach Office

Jayne D. Ebert

Vice President

TRUST & ASSET

MANAGEMENT GROUP

Dan A. Cicale

Senior Vice President

& Trust Officer

Trust & Estate Services

Linda A. Schwartz

Vice President & Trust Officer

Warren Palzer

Vice President

Lori E. Thompson

Vice President

SCNB Financial Services, Inc.

Martin Mangialardi

Vice President

AUDIT

Maria R. Michaelson

Senior Vice President

Tricia Thomas-Hector

Vice President

COLLECTIONS

Christopher R. Martinelli

Vice President

COMPTROLLERS

Erica S. Mathis

Senior Vice President

& Comptroller

Barbara J. Danowski

Vice President

& Assistant Comptroller

CORPORATE SERVICES

Douglas Ian Shaw

Senior Vice President &

Corporate Secretary

FACILITIES

Charles E. Anderson

Manager

HUMAN RESOURCES

Nancy Jacob

Senior Vice President

Christine Troyano

Vice President

INFORMATION

SECURITY

Joanne Appel

Vice President &

Information Security Officer

INFORMATION

TECHNOLOGY

Mark J. Drozd

Senior Vice President &

Chief Information Officer

Fred A. Bohonan

Vice President

MARKETING

Sandra K. Novick

Senior Vice President

Brenda B. Sujecki

Vice President

OPERATIONS

Dennis F. Orski

Senior Vice President

Deanna L. Miller

Vice President

RISK MANAGEMENT &

COMPLIANCE

Jeanne P. Kelley

Senior Vice President

Linda Follett

Vice President

SECURITY

Alexander B. Doroski

Senior Vice President

Directory of Offices and Departments

Area Code (631)
ON THE WEB AT:	WWW.SCNB.COM	Telephone	FAX

Executive Offices	4 West Second Street, P.O. Box 9000, Riverhead, N.Y. 11901	208-2400	727-2638

Audit	4 West Second Street, P.O. Box 9000, Riverhead, N.Y. 11901	208-2285	727-8236

Bohemia Office	3880 Veterans Memorial Highway, Bohemia, N.Y. 11716	585-4477	585-4809

Business and Professional Banking Center	222 Middle Country Road, Smithtown, N.Y. 11787	979-3400	979-3430

Center Moriches Office	502 Main Street, Center Moriches, N.Y. 11934	878-8800	878-4431

Collections	206 Griffing Avenue, Riverhead, N.Y. 11901	208-2370	727-5732

Commercial Loans	4 West Second Street, P.O. Box 9000, Riverhead, N.Y. 11901	208-2201	727-5798

	3880 Veterans Memorial Highway, Bohemia, N.Y. 11716	580-0181	580-0183

	137 West Broadway, Port Jefferson, N.Y. 11777	642-1000	642-0200

	295 North Sea Road, Southampton, N.Y. 11968	287-3104	287-3296

Compliance	4 West Second Street, P.O. Box 9000, Riverhead, N.Y. 11901	208-2292	727-8010

Comptroller	4 West Second Street, P.O. Box 9000, Riverhead, N.Y. 11901	208-2270	369-2230

Consumer Loans	4 West Second Street, P.O. Box 9000, Riverhead, N.Y. 11901	208-2222	727-5521

Corporate Services (Investor Relations)	4 West Second Street, P.O. Box 9000, Riverhead, N.Y. 11901	727-5667	727-3214

Cutchogue Office	31525 Main Road, P.O. Box 702, Cutchogue, N.Y. 11935	734-5050	734-7759

Deer Park Office	21 East Industry Court, Suite 4, Deer Park, N.Y. 11729	274-4888	274-4810

East Hampton Pantigo Office	351 Pantigo Road, East Hampton, N.Y. 11937	324-2000	324-6367

East Hampton Village Office	99 Newtown Lane, East Hampton, N.Y. 11937	324-3800	324-3863

Facilities	4 West Second Street, P.O. Box 9000, Riverhead, N.Y. 11901	208-2333	208-0767

Hampton Bays Office	168 West Montauk Highway, Hampton Bays, N.Y. 11946	728-2700	728-8311

Hauppauge Office	110 Marcus Boulevard, Hauppauge, N.Y. 11788	436-5400	436-4454

Human Resources	4 West Second Street, P.O. Box 9000, Riverhead, N.Y. 11901	208-2310	727-3170

Information Technology	206 Griffing Avenue, Riverhead, N.Y. 11901	208-2495	369-5834

Investments and Insurance at SCNB	6 West Second Street, P.O. Box 9000, Riverhead, NY 11901	208-2380	727-3210

Manorville Office	460 County Road 111, Suite 18, Manorville, N.Y. 11949	281-8200	281-5695

Marketing	4 West Second Street, P.O. Box 9000, Riverhead, N.Y. 11901	208-2323	727-9223

Mattituck Office	10900 Main Road, P.O. Box 1420, Mattituck, N.Y. 11952	298-9400	298-9188

Medford Office	2801 Route 112, Suite B, Medford, N.Y. 11763	758-1500	758-1509

Middle Island Office	900 Middle Country Road, Middle Island, N.Y. 11953	345-0010	345-5377

Miller Place Office	159-21A Route 25A, Miller Place, N.Y. 11764	474-8400	474-5357

Montauk Harbor Office	541 West Lake Drive, P.O. Box 2368, Montauk, N.Y. 11954	668-4333	668-3643

Montauk Village Office	746 Montauk Highway, P.O. Box 743, Montauk, N.Y. 11954	668-5300	668-1214

Operations	206 Griffing Avenue, Riverhead, N.Y. 11901	208-2450	369-5834

Port Jefferson Harbor Office	135 West Broadway, Port Jefferson, N.Y. 11777	474-7200	331-7806

Port Jefferson Station Office	1510 Route 112, Port Jefferson Station, N.Y. 11776	473-0222	473-0775

Port Jefferson Village Office	228 East Main Street, Port Jefferson, N.Y. 11777	473-7700	473-9406

Residential Mortgage Loans	4 West Second Street, P.O. Box 9000, Riverhead, N.Y. 11901	208-2244	369-2468

Retail Banking	4 West Second Street, P.O. Box 9000, Riverhead, N.Y. 11901	208-2300	727-3873

Riverhead, Ostrander Avenue Office	1201 Ostrander Avenue, P.O. Box 9000, Riverhead, N.Y. 11901	727-6800	727-5095

Riverhead, Second Street Office	6 West Second Street, Riverhead, N.Y. 11901	208-2350	727-3210

Sag Harbor Office	17 Main Street, P.O. Box 1268, Sag Harbor, N.Y. 11963	725-3000	725-4627

Sayville Office	161 North Main Street, Sayville, N.Y. 11782	218-1600	218-9425

SCNB Financial Services, Inc.	31525 Main Road, P.O. Box 702, Cutchogue, N.Y. 11935	208-2380	727-3210

Shoreham Office	9926 Route 25A, P.O. Box 622, Shoreham, N.Y. 11786	744-4400	744-6743

Smithtown Office	222 Middle Country Road, Suite 108, Smithtown, N.Y. 11787	979-3400	979-3430

Southampton Office	295 North Sea Road, Southampton, N.Y. 11968	283-3800	287-3293

Trust and Asset Management	3880 Veterans Memorial Highway, Bohemia, N.Y. 11716	285-6600	285-6610

Wading River Office	2065 Wading River-Manor Road, Wading River, N.Y. 11792	929-6300	929-6799

Water Mill Office	828 Montauk Highway, P.O. Box 216, Water Mill, N.Y. 11976	726-4500	726-7573

West Babylon Office	955 Little East Neck Road, West Babylon, N.Y. 11704	669-7300	669-5211

Westhampton Beach Office	144 Sunset Avenue, Westhampton Beach, N.Y. 11978	288-4000	288-9252