Form 10-Q
period 2010-03-31
SUFFOLK BANCORP
filed 2010-05-10
CIK 754673

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

Commission file number 000-13580

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

9,651,985 SHARES OF COMMON STOCK OUTSTANDING AS OF May 1, 2010

This page left blank intentionally.

SUFFOLK BANCORP AND SUBSIDIARIES

SUFFOLK BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CONDITION

(in thousands of dollars except for share and per share data)

	March 31, 2010	December 31, 2009
	unaudited
ASSETS
Cash & Due from Banks	$39,758	$37,007
Federal Reserve Bank Stock	652	652
Federal Home Loan Bank Stock	9,227	8,346
Investment Securities:
Available for Sale, at Fair Value	443,530	437,000
Held to Maturity (Fair Value of $10,899 and $10,096, respectively)
Obligations of States & Political Subdivisions	10,009	9,243
Corporate Bonds & Other Securities	100	100

Total Investment Securities	453,639	446,343

Total Loans	1,174,011	1,160,379
Less: Allowance for Loan Losses	21,132	12,333

Net Loans	1,152,879	1,148,046

Premises & Equipment, Net	22,889	23,346
Accrued Interest Receivable, Net	7,968	7,223
Goodwill	814	814
Other Assets	24,193	22,719

TOTAL ASSETS	$1,712,019	$1,694,496

LIABILITIES & STOCKHOLDERS’ EQUITY
Demand Deposits	$458,930	$487,648
Saving, N.O.W. & Money Market Deposits	587,425	578,551
Time Certificates of $100,000 or more	228,285	211,898
Other Time Deposits	106,232	107,181

Total Deposits	1,380,872	1,385,278

Federal Home Loan Bank Borrowings	170,400	150,800
Dividend Payable on Common Stock	2,122	2,115
Accrued Interest Payable	681	829
Other Liabilities	19,078	18,303

TOTAL LIABILITIES	1,573,153	1,557,325

STOCKHOLDERS’ EQUITY
Common Stock (par value $2.50; 15,000,000 shares authorized; 9,643,694 and 9,615,494 shares outstanding at March 31, 2010 and December 31, 2009, respectively)	34,115	34,031
Surplus	22,212	21,685
Treasury Stock at Par (4,002,158 and 3,996,878 shares, respectively)	(10,005)	(9,992)
Retained Earnings	92,430	93,154

	138,752	138,878
Accumulated Other Comprehensive Income (Loss), Net of Tax	114	(1,707)

TOTAL STOCKHOLDERS’ EQUITY	138,866	137,171

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$1,712,019	$1,694,496

See accompanying notes to consolidated financial statements.

SUFFOLK BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands of dollars except for share and per share data)

	For the Three Months Ended
	March 31, 2010	March 31, 2009
	unaudited	unaudited
INTEREST INCOME
Federal Funds Sold & Interest from Bank Deposits	$2	$3
United States Treasury Securities	71	99
Obligations of States & Political Subdivisions	1,879	1,693
Mortgage-Backed Securities	2,090	1,833
U.S. Government Agency Obligations	202	787
Corporate Bonds & Other Securities	100	58
Loans	17,573	17,229

Total Interest Income	21,917	21,702

INTEREST EXPENSE
Saving, N.O.W. & Money Market Deposits	860	931
Time Certificates of $100,000 or more	801	819
Other Time Deposits	476	704
Federal Funds Purchased and Repurchase Agreements	1	120
Interest on Borrowings	533	987

Total Interest Expense	2,671	3,561

Net-interest Income	19,246	18,141
Provision for Loan Losses	8,837	975

Net-interest Income After Provision for Loan Losses	10,409	17,166

OTHER INCOME
Service Charges on Deposit Accounts	1,266	1,329
Other Service Charges, Commissions & Fees	664	806
Fiduciary Fees	307	286
Other Operating Income	271	340

Total Other Income	2,508	2,761

OTHER EXPENSE
Salaries & Employee Benefits	7,032	6,832
Net Occupancy Expense	1,428	1,348
Equipment Expense	533	572
FDIC Assessments	603	424
Other Operating Expense	2,287	2,500

Total Other Expense	11,883	11,676

Income Before Provision for Income Taxes	1,034	8,251
(Benefit from) Provision for Income Taxes	(498)	2,592

NET INCOME	$1,532	$5,659

Weighted Average: Common Shares Outstanding	9,634,156	9,590,571
Dilutive Stock Options	6,665	19,135

Weighted Average Total Common Shares and Dilutive Options	9,640,821	9,609,706

EARNINGS PER COMMON SHARE Basic	$0.16	$0.59
Diluted	$0.16	$0.59

DIVIDENDS PER COMMON SHARE	$0.22	$0.22

See accompanying notes to consolidated financial statements.

SUFFOLK BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands of dollars)

	For the Three Months Ended
	March 31, 2010	March 31, 2009
	unaudited	unaudited
NET INCOME	$1,532	$5,659

ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH

CASH FLOWS FROM OPERATING ACTIVITIES
Provision for Loan Losses	8,837	975
Depreciation & Amortization	639	632
Stock Based Compensation	8	36
Accretion of Discounts	(41)	(59)
Amortization of Premiums	691	259
Increase in Accrued Interest Receivable	(744)	(1,005)
(Increase) Decrease in Other Assets	(2,719)	341
Decrease in Accrued Interest Payable	(148)	(1,112)
Increase in Other Liabilities	750	224

Net Cash Provided by Operating Activities	8,805	5,950

CASH FLOWS FROM INVESTING ACTIVITIES
Principal Payments on Investment Securities Available for Sale	6,929	9,734
Maturities of Investment Securities; Available for Sale	—	10,000
Purchases of Investment Securities; Available for Sale	(11,040)	(48,860)
Maturities of Investment Securities; Held to Maturity	101	290
Purchases of Investment Securities; Held to Maturity	(1,750)	(5,014)
Loan Disbursements & Repayments, Net	(13,643)	(25,075)
Purchases of Premises & Equipment, Net	(183)	(1,067)

Net Cash Used in Investing Activities	(19,586)	(59,992)

CASH FLOWS FROM FINANCING ACTIVITIES
Net (Decrease) Increase in Deposit Accounts	(4,407)	95,280
Dividends Paid to Shareholders	(2,115)	(2,108)
Stock Options and Stock Appreciation Rights Exercised	209	—
Dividend Reinvestment in Common Stock, net	245	209
Short-term Borrowings and Repayments, Net	19,600	(41,820)

Net Cash Provided by Financing Activities	13,532	51,561

Net Increase (Decrease) in Cash & Cash Equivalents	2,751	(2,481)
Cash & Cash Equivalents Beginning of Period	37,007	41,513

Cash & Cash Equivalents End of Period	$39,758	$39,032

Supplemental Disclosure of Cash Flow Information
Cash Received During the Three Month Period for Interest	$21,173	$20,693

Cash Paid During the Three Month Period for:
Interest	$2,819	$4,673
Income Taxes	1,697	3,332

Total Cash Paid for Interest & Income Taxes	$4,516	$8,005

See accompanying notes to consolidated financial statements.

SUFFOLK BANCORP AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1)    Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated financial statements of Suffolk Bancorp (“Suffolk”) and its consolidated subsidiaries, primarily Suffolk County National Bank (the “Bank”), have been prepared to reflect all adjustments (consisting solely of normally recurring accruals) necessary for a fair presentation of the financial condition and results of operations for the periods presented. Certain information and footnotes normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) have been condensed or omitted. Notwithstanding, management believes that the disclosures are adequate to prevent the information from misleading the reader, particularly when the accompanying consolidated financial statements are read in conjunction with the audited consolidated financial statements and notes thereto included in the Registrant’s Annual Report on Form 10-K, for the year ended December 31, 2009. Certain reclassifications have been made to the prior year’s consolidated financial statements that conform with the current year’s presentation. Such reclassifications had no impact on net income.

The results of operations for the three months ended March 31, 2010 are not necessarily indicative of the results of operations to be expected for the remainder of the year.

(2)    Stock-based Compensation

At March 31, 2010, Suffolk had one stock-based employee compensation plan, the Suffolk Bancorp 2009 Stock Incentive Plan (“the Plan”), under which 500,000 shares of Suffolk’s common stock were originally reserved for issuance to key employees and directors, and of which none had yet been issued at that date. Options are awarded by a committee appointed by the Board of Directors. The Plan provides that the option price shall not be less than the fair value of the common stock on the date the option is granted. All options are exercisable for a period of ten years or less. The Plan provides for but does not require the grant of stock appreciation rights that the holder may exercise instead of the underlying option. When the stock appreciation right is exercised, the underlying option is canceled. The optionee receives shares of common stock or cash with a fair market value equal to the excess of the fair value of the shares subject to the option at the time of exercise (or the portion thereof so exercised) over the aggregate option price of the shares set forth in the option agreement. The exercise of stock appreciation rights is treated as the exercise of the underlying option. Options vest after one year and expire after ten years except as otherwise specified in the option agreement.

Stock based compensation for all share-based payments to employees, including grants of employee stock options, are recorded in the financial statements based on their fair values. During the three months ended March 31, 2010, $8,000 of compensation expense, net of a tax benefit of $3,000, was recorded for stock-based compensation. As of March 31, 2010, there was no unrecognized compensation cost related to non-vested options under the Plan.

The following table presents the options granted, exercised, or expired during the three months ended March 31, 2010:

	Shares	Wtd. Avg. Exercise
Balance at December 31, 2009	154,500	$27.81
Options granted	—	—
Options exercised	(25,000)	14.27
Options expired or terminated	(36,000)	28.91

Balance at March 31, 2010	93,500	$29.69

The following table presents certain information about the valuation of options outstanding on March 31, 2010 and December 31, 2009:

At, or during,	Three Months Ended 3/31/2010	Year Ended 12/31/2009
Exercisable options (vested)	93,500	139,500
Weighted average fair value of options (Black-Scholes model) at date of grant:	$9.24	$9.24

Black-Scholes Assumptions:
Risk-free interest rate	3.17%	3.17%
Expected dividend yield	3.06%	3.06%
Expected life in years	10	10
Expected volatility	36.90%	36.90%

The following table details contractual weighted-average lives of outstanding options at various prices:

	By range of exercise prices
from to	$13.13 15.50	$28.30 32.90	$34.39 34.95
Outstanding stock options	14,000	57,000	22,500
Weighted-average remaining life	0.81	6.47	5.16
Weighted-average exercise price	$15.50	$31.17	$34.76

Exercisable stock options	14,000	57,000	22,500
Weighted-average remaining life	0.81	6.47	5.16
Weighted-average exercise price	$15.50	$31.17	$34.76

		Weighted-average
At all prices	Options	price	life (yrs)
Total outstanding(1)	93,500	$29.69	5.30
Total exercisable	93,500	$29.69	5.30

(1)	Options to purchase 86,835 shares of common stock at a price of more than $30.71 per share were outstanding during the three months ended March 31, 2010, and options to purchase 135,365 shares of common stock at a range of $28.30 - $34.95 per share were outstanding during the three months ended March 31, 2009, but were not included in the computation of diluted Earnings-Per-Share (“EPS”) on the Consolidated Statement of Income because the exercise price was greater than the average market price of the common shares. These options expire beginning in 2013.

(3)    Income Taxes

Suffolk uses an asset and liability approach to accounting for income taxes. The asset and liability approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. Deferred tax assets are recognized if it is more likely than not that a future benefit will be realized. It is management’s position that no valuation allowance is necessary against any of Suffolk’s deferred tax assets. Suffolk accounts for income taxes in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740, Income Taxes, which prescribes the recognition and measurement criteria related to tax positions taken or expected to be taken in a tax return. Suffolk had unrecognized tax benefits including interest of approximately $35,000 as of March 31, 2010. Suffolk recognizes interest and penalties accrued relating to unrecognized tax benefits in income tax expense.

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

The following table presents the carrying amounts and fair values of Suffolk’s financial instruments. FASB ASC 825, “Financial Instruments”, defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation: (in thousands)

	3/31/2010		12/31/2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash & cash equivalents	$39,758	$39,758	$37,007	$37,007
Investment securities available for sale	443,530	443,530	437,000	437,000
Investment securities held to maturity	10,109	10,899	9,343	10,096
Loans, net	1,174,011	1,195,095	1,160,379	1,178,429
Deposits	1,380,872	1,382,907	1,385,278	1,387,241
Borrowings	170,400	171,999	150,800	152,328

Fair value estimates are made at a specific point in time and may be based on judgments regarding losses expected in the future, risk, and other factors that are subjective in nature. The methods and assumptions used to produce the fair value estimates follow.

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

The carrying amount and fair value of loans were as follows: (in thousands)

	3/31/2010		12/31/2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Commercial, financial & agricultural	$279,374	$281,638	$259,565	$261,333
Commercial real estate	389,904	399,046	375,652	383,392
Real estate construction loans	126,678	127,111	133,431	133,996
Residential mortgages (1st & 2nd liens)	214,611	222,862	214,501	221,502
Home equity loans	83,919	83,890	82,808	82,779
Consumer loans, net of unearned discounts	78,588	79,611	80,352	81,357
Other loans	937	937	14,070	14,070

Totals	$1,174,011	$1,195,095	$1,160,379	$1,178,429

Other assets measured at fair value are as follows: (in thousands)

	3/31/2010	Fair Value Measurements Using
Description		Active Markets for Identical Assets Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$29,430	$—	$—	$29,430
Mortgage servicing rights (1)	1,479	—	—	1,479

Total	$30,909	$—	$—	$30,909

(1)	Mortgage servicing rights are measured at fair value on a recurring basis.

	12/31/2009	Fair Value Measurements Using
Description		Active Markets for Identical Assets Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$29,309	$—	$—	$29,309
Mortgage servicing rights (1)	1,444	—	—	1,444

Total	$30,753	$—	$—	$30,753

(1)	Mortgage servicing rights are measured at fair value on a recurring basis.

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

The following tables summarizes the valuation of financial instruments measured at fair value on a recurring basis in the statements of condition March 31, 2010 and December 31, 2009, including the additional requirement to segregate classifications to correspond to the major security type classifications utilized for disclosure purposes: (in thousands)

	3/31/2010	Fair Value Measurements Using
Description		Active Markets for Identical Assets Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Treasury securities	$8,284	$8,284	$—	$—
U.S. government agency debt	43,118	43,118	—	—
Collateralized mortgage obligations	187,897	—	187,897	—
Mortgage-backed securities	603	—	603	—
Obligations of states and political subdivisions	203,628	—	203,628	—

Total	$443,530	$51,402	$392,128	$—

	12/31/2009	Fair Value Measurements Using
Description		Active Markets for Identical Assets Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. treasury securities	$8,318	$8,318	$—	$—
U.S. government agency debt	43,205	43,205	—	—
Collateralized mortgage obligations	192,393	—	192,393	—
Mortgage-backed securities	599	—	599	—
Obligations of states and political subdivisions	192,485	—	192,485	—

Total	$437,000	$51,523	$385,477	$—

The types of instruments valued based on quoted market prices in active markets include most U.S. government debt and agency debt securities. Such instruments are generally classified within level 1 and level 2 of the fair value hierarchy. Suffolk does not adjust the quoted price for such instruments.

The types of instruments valued based on quoted prices in markets that are not active, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency include state and municipal obligation, mortgage-backed securities and collateralized mortgage obligations. Such instruments are generally classified within level 2 of the fair value hierarchy.

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

The fair value of certificates of deposit is calculated by discounting cash flows with applicable origination rates. At March 31, 2010, the fair value of certificates of deposit less than $100,000 totaling $107,309,000 had a carrying value of $106,232,000. At March 31, 2010 the fair value of certificates of deposit more than $100,000 totaling $229,242,000 had a carrying value of $228,285,000.

The fair value of commitments to extend credit was estimated by either discounting cash flows or using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the current creditworthiness of the counterparties.

Credit in the form of revolving open-end lines secured by one- to- four-family residential properties, commercial real estate, construction and land development loans, and lease financing arrangements was $140,618,000 and $148,309,000 as of March 31, 2010 and December 31, 2009, respectively.

The estimated fair value of written financial guarantees and letters of credit is based on fees currently charged for similar agreements. The contractual amounts of these commitments were $63,585,000 and $70,654,000 at March 31, 2010 and December 31, 2009, respectively. The fees charged for the commitments were not material in amount.

(5)    Investment Securities

The amortized cost, estimated fair values, and gross unrealized gains and losses of Suffolk’s investment securities available for sale and held to maturity at March 31, 2010 and December 31, 2009, respectively, were: (in thousands)

	March 31, 2010				December 31, 2009
	Amortized Cost	Estimated Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Amortized Cost	Estimated Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
Available for sale:
U.S. Treasury securities	$8,014	$8,284	$270	$—	$8,016	$8,318	$302	$—
U.S. government agency debt	42,501	43,118	617	—	42,607	43,205	598	—
Collateralized mortgage obligations	184,837	187,897	6,189	(3,129)	192,143	192,393	4,026	(3,776)
Mortgage-backed securities	543	603	60	—	546	599	53	—
Obligations of states and political subdivisions	195,515	203,628	8,631	(518)	184,636	192,485	8,304	(455)

Balance	431,410	443,530	15,767	(3,647)	427,948	437,000	13,283	(4,231)

Held to maturity:
Obligations of states and political subdivisions	10,009	10,799	794	(4)	9,243	9,996	755	(2)
Other securities	100	100	—	—	100	100	—	—

Balance	10,109	10,899	794	(4)	9,343	10,096	755	(2)

Total investment securities	$441,519	$454,429	$16,561	$(3,651)	$437,291	$447,096	$14,038	$(4,233)

The amortized cost, maturities, and approximate fair value of Suffolk’s investment securities at March 31, 2010 are as follows: (in thousands)

	Available for Sale						Held to Maturity
	U.S. Treasury Securities		U.S. Govt. Agency Debt		Obligations of States & Political Subdivisions		Obligations of States & Political Subdivisions		Other Securities		Total Amortized Cost	Total Fair Value
(1) Maturity (in years)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within 1	$1,997	$2,000	$20,031	$20,094	$1,017	$1,050	$2,260	$2,267	$—	$—	$25,305	$25,411
After 1 but within 5	6,017	6,284	22,470	23,024	20,029	21,296	2,508	2,626	—	—	51,024	53,230
After 5 but within 10	—	—	—	—	149,821	156,189	5,241	5,906	—	—	155,062	162,095
After 10	—	—	—	—	24,648	25,093	—	—	—	—	24,648	25,093
Other Securities	—	—	—	—	—	—	—	—	100	100	100	100

Subtotal	$8,014	$8,284	$42,501	$43,118	$195,515	$203,628	$10,009	$10,799	$100	$100	$256,139	$265,929
Collateralized mortgage obligations											184,837	187,897
Mortgage-backed securities											543	603

Total	$8,014	$8,284	$42,501	$43,118	$195,515	$203,628	$10,009	$10,799	$100	$100	$441,519	$454,429

(1)	Maturities shown are stated maturities. Securities backed by mortgages are expected to have substantial periodic prepayments resulting in weighted average lives considerably less than what would be surmised from the table above.

As a member of the Federal Reserve system, the Bank owns Federal Reserve Bank stock with a book value of $652,000. The stock has no maturity and there is no public market for the investment.

As a member of the Federal Home Loan Bank of New York, the bank owns Federal Home Loan Bank of New York stock with a book value of $9,227,000. As of March 31, 2010, the Bank owns 15,596 shares valued at $1,560,000 as its membership portion. The remaining $7,667,000 in stock is owned based on borrowing activity requirements. The stock has no maturity and there is no public market for the investment. At March 31, 2010, investment securities carried at $336,776,000 were pledged to secure trust deposits and public funds on deposit.

The table below indicates the length of time individual securities, both held-to-maturity and available-for-sale, have been held in a continuous unrealized loss position at the date indicated: (in thousands)

As of March 31, 2010		Less than 12 months		12 months or longer		Total
Type of securities	Number of Securities	Fair Value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Municipal securities	67	$24,450	$489	$1,749	$33	$26,199	$522
Collateralized mortgage obligations	4	—	—	17,233	3,129	17,233	3,129

Total	71	$24,450	$489	$18,982	$3,162	$43,432	$3,651

As of December 31, 2009		Less than 12 months		12 months or longer		Total
Type of securities	Number of Securities	Fair Value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Municipal securities	48	17,914	455	83	2	17,997	457
Collateralized mortgage obligations	7	21,207	170	19,253	3,606	40,460	3,776

Total	55	$39,121	$625	$19,336	$3,608	$58,457	$4,233

Management has considered factors such as market value, cash flows, and analysis of underlying collateral regarding other-than-temporarily impaired securities and determined that there are no other-than-temporarily impaired securities as of March 31, 2010.

The unrealized losses in collateralized mortgage obligations at March 31, 2010 were caused by volatile interest rates, a significant widening of credit spreads across markets for these securities, and illiquidity and uncertainty in the financial markets. These securities include four private issues held at a continuous, unrealized loss for twelve months or longer. Each of these securities has some level of credit enhancement, and none are collateralized by sub-prime loans. With the assistance of a third party, management reviews the characteristics of these securities periodically, including levels of delinquency and foreclosure, projected losses at various degrees of severity, and credit enhancement and coverage. These securities are performing according to their terms, and, in the opinion of management, will continue to do so.

The unrealized losses in municipal securities at March 31, 2010 were the result of volatile interest rates, and uncertainty in the financial markets. These securities are performing according to their terms, and, in the opinion of management, will continue to do so.

Suffolk does not have the intent to sell these securities and does not anticipate that it will be necessary to sell these securities before the full recovery of principal and interest due, which may be at maturity. Therefore, Suffolk did not consider these investments to be other-than-temporarily impaired at March 31, 2010.

(6)    Allowance for Loan Losses

The following table presents information about the allowance for loan losses: (in thousands of dollars except for ratios)

	For the last 12 months	For the three months ended
		Mar. 31 2010	Dec. 31 2009	Sept. 30 2009	June 30 2009
Allowance for loan losses
Beginning balance	$9,990	$12,333	$11,716	$10,873	$9,990
Total charge-offs	(1,294)	(149)	(744)	(183)	(218)
Total recoveries	249	61	86	51	51
Reclass to Allowance for Contingent Liabilities	—		—	—	—
Provision for loan losses	12,187	8,887	1,275	975	1,050

Ending balance	$21,132	$21,132	$12,333	$11,716	$10,873

Coverage ratios
Loans, net of discounts: average		$1,149,479	$1,113,437	$1,120,313	$1,127,984
at end of period		1,174,011	1,160,379	1,121,348	1,135,040
Non-performing and restructured assets past due 30 days		31,731	29,372	24,100	21,125
Non-performing assets/total loans (net of discount)		2.70%	2.53%	2.15%	1.86%
Net charge-offs/average net loans (annualized)		0.03%	0.24%	0.05%	0.06%
Allowance/non-accrual, restructured, & OREO		66.60%	41.99%	48.61%	51.47%
Allowance for loan losses/net loans		1.80%	1.06%	1.04%	0.96%

(7)    Comprehensive Income

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

The following table summarizes the changes in accumulated other comprehensive (loss) income as of March 31, 2010: (in thousands)

	2010	2009
Balance January 1,	$(1,707)	$(11,430)
Net Change in Unrealized Gain on Investment Securities	1,821	3,611

Balance March 31,	$114	$(7,819)

The unrealized gain is mainly attributable to a $4,100,000 increase in the market value of U.S. government agency debt, $200,000 of collateralized mortgage obligations, and $300,000 of mortgaged-back securities. This is offset by a $2,800,000 decrease in the market value of obligations of state and political subdivisions.

(8)    Retirement Plan

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

Suffolk presents information concerning net periodic defined benefit pension expense for the quarter and year to date periods ended March 31, 2010 and 2009, including the following components: (in thousands)

	3 months 3/31/2010	3 months 3/31/2009
Service cost	$451	$343
Interest cost	510	384
Expected return on plan assets	(538)	(318)
Amortization of prior service cost	181	196

Net periodic benefit expense	$604	$605

There is no minimum required contribution for the pension plan year ending September 30, 2010. There were no additional contributions required to be made to the plan in the three months ended March 31, 2010.

(9)    Recent Accounting Pronouncements

In January 2010, the FASB issued ASU No. 2010-06, which amends the authoritative accounting guidance under ASC Topic 820 “Fair Value Measurements and Disclosures.” The update requires the following additional disclosures. 1) Separately disclose the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers. 2) Information about purchases, sales, issuances and settlements need to be disclosed separately in the reconciliation for fair value measurements using Level 3. The update provides for amendments to existing disclosures as follows. 1) Fair value measurement disclosures are to be made for each class of assets and liabilities. 2) Disclosures about valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. The update also includes conforming amendments to guidance on employers’ disclosures about postretirement benefit plan assets. The update is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Suffolk has evaluated the provisions of ASU No. 2010-06 and determined there is no material effect on its disclosures, results of operations or financial condition.

In February 2010, the FASB issued ASU No. 2010-09, which amends the authoritative accounting guidance under ASC Topic 855 “Subsequent Events.” The update provides that a Securities and Exchange Commission (SEC) filer is required to evaluate subsequent events through the date financial statements are issued. However, an SEC filer is not required to disclose the date through which subsequent events has been evaluated. The update was effective as of the date of issuance. Adoption of this update did not have a material effect on Suffolk’s disclosures, results of operations or financial condition.

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

For the Three Month Periods ended March 31, 2010 and 2009

Recent Developments

During the first quarter of 2010, the amount of credit available to borrowers remained static as banks balanced the need for additional capital to offset credit and other losses and to meet regulatory expectations, against current business opportunities. However, loans for commercial real estate continued to weaken both in terms of quality and demand, and consumer spending remained depressed. The value of residential real estate stopped declining in many markets and the volume of sales and re-sales climbed from the same period during 2009, although certain regions continued to deteriorate. Very short-term rates remained near zero, and the “yield curve” remained comparatively steep in comparison with historic averages, with the margins between short- and long-term rates unusually wide. This continued to increase most banks’ net interest margin. Low short term rates were primarily the result of continuing, low short-term targets by the Federal Reserve Board for federal funds and discount rates. It was also the result of an offsetting concern in the marketplace about the possibility of inflation over the longer term as a result of deficit spending by the federal government, some of which was intended to stimulate the sluggish economy. Rates of unemployment continued to increase throughout the period, both locally and nationally, although they appeared to stabilize just before the end of the first quarter. During the past quarter, equity markets continued to gain as economists speculated that GDP had reached its low for the current recession. In fact, it did not result in either significant capital spending or hiring in the private sector.

At Suffolk, interest income increased slightly, but net interest income increased at a higher rate because of reduced interest expense. The net interest margin increased to 5.02 percent in the first quarter of 2010, up from 4.97 percent during the first quarter of 2009. The increase in net interest income was offset, however, by substantially higher provisions for loan losses, increased by 806.4% over the first quarter of 2009. On April 26, 2010, Suffolk announced that Suffolk County National Bank, its banking subsidiary, had revised the provision for loan losses for the first quarter of 2010 in comparison with that first released to investors. In consultation with the Bank’s primary regulator subsequent to the release of earnings for the first quarter on April 13, 2010, management and the Board of Directors agreed that the allowance for loan losses be increased to 1.80 percent of loans for the quarter from 1.27 percent of loans. As a result, the allowance for loan losses was increased to $21,132,000; the provision was increased to $8,837,000; earnings per share were decreased to $0.16 per share; and net income was reduced to $1,532,000, from what had been previously reported.

Suffolk also announced that this additional provision was not made in response to any increase in actual, realized losses from those previously reported, nor any material changes in the quality of specific credits within Suffolk’s loan portfolio. As previously stated on April 13, 2010, at March 31, 2010, of the $31,731,000 of non-performing loans, $28,448,000 was secured by collateral having a cumulative loan-to-value ratio of approximately 58 percent. The unsecured portion of $3,283,000 amounted to 28 basis points of net loans at quarter end. This was in response to Suffolk’s reevaluation of the nonperforming loan portfolio and the methodology in computing allowance for loan losses. To determine the adequacy of the allowance for loan losses Suffolk considered not only the status of non-performing loans on its books, but the performance of Suffolk’s peers. Although Suffolk continues to work with borrowers to ensure the collection of nonperforming credits, some of these loans were being paid more slowly than originally anticipated. This increased the allowance for loan losses to $21,132,000 at March 31, 2010, up from $12,333,000 at December 31, 2009. The majority of non-performing loans are commercial and industrial loans, and loans secured by commercial real estate. The allowance is established through a provision for loan losses based on management’s evaluation of the risk inherent in the various components of the loan portfolio and other factors, including Suffolk’s own historical loan loss experience. Suffolk increased its provision for loan loss and its allocated reserve to reflect the deterioration of the overall economy, credit quality trends in the portfolios’ of Suffolk’s peer banks, and regulatory guidance and expectations. See “Allowance for Loan Losses.”

In general, Long Island, including primarily Suffolk County, Suffolk’s primary market area, at the start of the current recession, was wealthier than many other markets, and owners of small businesses and other customers appeared to have greater financial reserves than similar customers in other regions of the nation. In addition, in contrast to certain markets in the south, southwest and west, commercial real estate development was more mature, and commercial real estate projects tended to be smaller, filling in among established properties near existing centers of employment, rather than large tracts in undeveloped areas away from current population and business. While local GDP did decline along with national GDP, these relatively smaller projects tended to have less impact, project by project, than those in other regions, contributing to a steadier and less dramatic decline; and the greater reserves allowed many borrowers to remain current in their obligations longer, thus delaying the appearance of significant delinquencies until later in the business cycle.

The current recession continued considerably longer than most recent recessions, and even borrowers with good reserves going into the recession came under stress starting during the second quarter of 2009. Accordingly, while non-performing assets as a percent of total assets increased much later at Suffolk than in peer banks in some other regions, they increased from 51 basis points at March 31, 2009, to 126 basis points at June 30, 2009, to 144 basis points at September 30, 2009, to 173 basis points at December 31, 2009, and 185 basis points at March 31, 2010. Non-performing loans to total loans amounted to 75 basis points at March 31, 2009, 186 basis points at June 30, 2009, 215 basis points at September 30, 2009, 253 basis points at December 31, 2009, and 270 basis points at March 31, 2010. As noted in the discussion above, most non-performing loans are well-collateralized. However, as they remain non-accruing over a period of time, on the basis of objective and selective criteria, Suffolk may or may not elect to charge these and other loans off prudentially, even when they remain in collection and there is the reasonable remaining expectation of the recovery of amounts owed and expenses incurred in collection. These charge-offs may or may not mirror trends, on a trailing basis, in ratios of non-performing assets to assets and non-performing loans to total loans. The amounts charged off may be substantial in comparison with Suffolk’s past loss history, although they may result in net recoveries at some point in the future if the economy improves and borrowers financial condition strengthen, although there can be no assurance that this will happen. Further discussion concerning the determination of the provision for loan losses, is found in the following under the caption, “Allowance for Loan Losses.”

Basic Performance and Current Activities

Return on average equity decreased to 4.45 percent for the first quarter in 2010, down from 19.63 percent during the first quarter of 2009, and basic earnings-per-share decreased from $0.59 in the first quarter of 2009 to $0.16 in the first quarter of 2010.

Although Suffolk’s net interest income after the provision for loan losses decreased, Suffolk’s net interest income and core performance improved. Key to maintaining performance was disciplined management of the balance sheet. Steps included:

•

Maintaining emphasis on both commercial and personal demand deposits, and non-maturity time deposits as a key part of relationships with customers while responding as necessary to demand in Suffolk’s market for certificates of deposit of all sizes. In light of increased demand for loans from customers unable to obtain financing from other banks whose capital losses reduced their lending capacity, Suffolk redoubled its emphasis on the profitability of the whole relationship of its customers with the Bank, seeking when possible to both make loans to and obtain funding from the best qualified customers.

•

Managing net loan charge-offs and non-performing loans. During the first quarter of 2010, net charge-offs amounted to 3 basis points of average net loans, on an annualized basis, although non-performing assets, those more than 90 days past due increased. Lending staff’s first efforts were directed to the management of such credits, and then to developing new business with an emphasis on the most profitable customer relationships.

•

Managing the investment portfolio in a difficult rate environment, and continued purchases of municipal securities, which provide liquidity as well as higher returns net of taxes, and some protection from falling interest rates.

•

Pursuing the ongoing program of capital management, allowing total risk based capital (“TRBC”) to move upward to provide a greater cushion against uncertainty, and to respond to possible increases in regulatory requirements under discussion at various levels of government. While the regulatory requirement for TRBC remains at 10.00 percent, which qualifies as “well capitalized” with regulatory agencies, and still affords certain advantages to the banking subsidiary, higher ratios have been under public discussion. Accordingly, maximum prudent leverage is thus applied to the shareholders’ investment while still anticipating changes in regulation through the retention of earnings when assets are growing. Growth in the core business during the quarter was sufficient to employ retained earnings, and no shares were repurchased. Reinvested dividends were used to purchase additional shares from the company.

Net Income

Net income was $1,532,000 for the first quarter of 2010, down 72.9 percent from $5,659,000 posted during the same period last year. Basic earnings-per-share for the quarter were $0.16 versus $0.59, a decrease of 72.9 percent. The key reason for the decline was an increased provision for loan losses.

Interest Income

Interest income was $21,917,000 for the first quarter of 2010, up 1.0 percent from $21,702,000 posted for the same quarter in 2009. Average net loans during the first quarter of 2010 totaled $1,149,479,000 compared to $1,088,546,000 for the same period of 2009. During the first quarter of 2010, the yield on a fully taxable-equivalent basis was 5.68 percent on average earning assets of $1,612,741,000 down from 5.89 percent on average earning assets of $1,530,126,000 during the first quarter of 2009.

Interest Expense

Interest expense for the first quarter of 2010 was $2,671,000, down 25.0 percent from $3,561,000 for the same period of 2009. During the first quarter of 2010, the cost of funds was 0.99 percent on average interest-bearing liabilities of $1,079,064,000, down from 1.36 percent on average interest-bearing liabilities of $1,045,294,000 during the first quarter of 2009. Interest expense decreased due to decreased rates paid for all interest-bearing liabilities, in addition to a decrease in average borrowings outstanding.

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

Net Interest Income

Net interest income, before the provision for loan losses, is the largest component of Suffolk’s earnings. It was $19,246,000 for the first quarter of 2010, up 6.1 percent from $18,141,000 during the same period of 2009. The net interest margin for the quarter, on a fully taxable-equivalent basis, was 5.02 percent compared to 4.96 percent for the same period of 2009.

The following table details the components of Suffolk’s net interest income for the quarter on a taxable-equivalent basis: (in thousands)

Quarters ended March 31,	2010			2009
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
INTEREST-EARNING ASSETS
U.S. Treasury securities	$8,320	$72	3.46%	$10,093	$101	4.00%
Collateralized mortgage obligations	191,561	2,080	4.34	128,967	1,823	5.65
Mortgage backed securities	597	10	6.70	596	10	6.71
Obligations of states and political subdivisions	207,369	2,854	5.51	182,787	2,570	5.62
U.S. govt. agency obligations	43,223	202	1.87	108,598	787	2.90
Corporate bonds and other securities	9,803	100	4.08	10,431	58	2.22
Federal funds sold and interest bearing bank deposits	2,389	2	0.33	2,808	3	0.43
Loans, net of allowance for loan losses
Commercial, financial & agricultural loans	264,804	3,812	5.76	223,667	3,315	5.93
Commercial real estate mortgages	381,953	6,399	6.70	355,642	6,123	6.89
Real estate construction loans	128,307	1,988	6.20	133,869	2,305	6.89
Residential mortgages (1st and 2nd liens)	207,904	3,134	6.03	209,135	3,173	6.07
Home equity loans	82,502	841	4.08	74,430	765	4.11
Consumer loans	80,108	1,399	6.99	91,223	1,548	6.79
Other loans (overdrafts)	3,901	—	—	580	—	—

Total interest-earning assets	$1,612,741	$22,893	5.68%	$1,532,826	$22,581	5.89%

Cash and due from banks	$38,854			$40,394
Other non-interest-earning assets	73,804			56,136

Total assets	$1,725,399			$1,629,356
INTEREST-BEARING LIABILITIES
Saving, N.O.W. and money market deposits	$585,181	$860	0.59%	$551,189	$931	0.68%
Time deposits	326,386	1,277	1.57	292,190	1,523	2.08

Total saving and time deposits	911,567	2,137	0.94	843,379	2,454	1.16
Federal funds purchased and securities sold under agreement to repurchase	1,000	—	—	19,706	120	2.44
Other borrowings	166,497	534	1.28	182,209	987	2.17

Total interest-bearing liabilities	$1,079,064	$2,671	0.99%	$1,045,294	$3,561	1.36%

Rate spread			4.69%			4.53%
Non-interest-bearing deposits	$466,490			$429,056
Other non-interest-bearing liabilities	42,107			36,972

Total liabilities	$1,587,661			$1,511,322
Stockholders’ equity	137,738			115,334

Total liabilities and stockholders’ equity	$1,725,399			$1,626,656
Net-interest income (taxable-equivalent basis) and effective interest rate differential		$20,222	5.02%		$19,020	4.96%
Less: taxable-equivalent basis adjustment		(976)			(879)

Net-interest income		$19,246			$18,141

The table below presents a summary of changes in interest income, interest expense, and the resulting net interest income on a taxable-equivalent basis for the quarterly period presented. Because of numerous, simultaneous changes in volume and rate during the period, it is not possible to allocate precisely the changes between volumes and rates. In this table changes not due solely to volume or to rate have been allocated to these categories based on percentage changes in average volume and average rate as they compare to each other: (in thousands)

	In First Quarter of 2010 over First Quarter of 2009, Changes Due to
	Volume	Rate	Net Change
Interest-earning assets
U.S. Treasury securities	$(16)	$(13)	$(29)
Collateralized mortgage obligations	746	(489)	257
Obligations of states & political subdivisions	338	(55)	283
U.S. government agency obligations	(368)	(217)	(585)
Corporate bonds & other securities	(4)	46	42
Federal funds sold & interest bearing bank deposits	—	(1)	(1)
Loans, including non-accrual loans	944	(600)	344

Total interest-earning assets	$1,640	$(1,329)	$311

Interest-bearing liabilities
Saving, N.O.W., & money market deposits	$55	$(126)	$(71)
Time deposits	164	(410)	(246)
Federal funds purchased & due from bank	(60)	(60)	(120)
Other borrowings	(79)	(375)	(454)

Total interest-bearing liabilities	$80	$(971)	$(891)

Net change in net interest income (taxable-equivalent basis)	$1,560	$(358)	$1,202

Other Income

Other income decreased to $2,508,000 for the quarter compared to $2,761,000 the previous year, down 9.2 percent. Service charges on deposits were down 4.7 percent. Service charges, including commissions and fees other than for deposits, decreased by 17.6 percent. Fiduciary fees were up 7.3 percent. Other operating income decreased by 20.3 percent, mainly attributable to a decrease in the sale of residential mortgage loans to the secondary market.

Other Expense

Other expense for the first quarter of 2010 was $11,883,000, up 1.8 percent from $11,676,000 for the comparable period in 2009. Employee compensation increased by 2.9 percent, net occupancy expense increased 5.9 percent, equipment expense decreased by 6.8 percent, and other operating expense decreased by 8.5 percent. FDIC assessments increased by $179,000 or 42.2 percent. The increased assessment is a result of increased rates by the FDIC for deposit insurance in addition to increased deposit balances on which assessments are based.

Capital Resources

Stockholders’ equity totaled $138,866,000 on March 31, 2010, an increase of 1.2 percent from $137,171,000 on December 31, 2009. This was the result of net income, as well as a decrease in the depreciation in the market value of securities available for sale, offset by cash dividends declared. The ratio of equity to assets was 8.1 percent at March 31, 2010 and December 31, 2009, respectively.

The following table details amounts and ratios of Suffolk’s regulatory capital: (in thousands of dollars except ratios)

	Actual		For capital adequacy		To be well capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2010
Total Capital (to risk-weighted assets)	$153,926	11.97%	$102,840	8.00%	$128,550	10.00%
Tier 1 Capital (to risk-weighted assets)	137,790	10.72%	51,420	4.00%	77,130	6.00%
Tier 1 Capital (to average assets)	137,790	7.99%	68,977	4.00%	86,222	5.00%

As of December 31, 2009
Total Capital (to risk-weighted assets)	$150,673	11.73%	$102,760	8.00%	$128,450	10.00%
Tier 1 Capital (to risk-weighted assets)	137,921	10.74%	51,380	4.00%	77,070	6.00%
Tier 1 Capital (to average assets)	137,921	8.21%	67,196	4.00%	83,996	5.00%

Credit Risk

Suffolk makes loans based on its evaluation of the creditworthiness of the borrower. Even with careful underwriting, some loans may not be repaid as originally agreed. To provide for this possibility, Suffolk maintains an allowance for loan losses, based on an analysis of the performance of the loans in its portfolio. The analysis includes subjective factors based on management’s judgment as well as quantitative evaluation. Estimates should produce an allowance that will provide for a range of losses. According to U.S. GAAP, a financial institution should record its best estimate. Appropriate factors contributing to the estimate may include changes in the composition of the institution’s assets, or potential economic slowdowns or downturns. Also important is the geographical or political environment in which the institution operates. Suffolk’s management considers all of these factors when determining the provision for loan losses. Please refer to page 21 for further discussion of the allowance for loan losses.

Suffolk has financial and performance letters of credit. Financial letters of credit require Suffolk to make payment if the customer’s financial condition deteriorates, as defined in the agreements. Performance letters of credit require Suffolk to make payments if the customer fails to perform certain non-financial contractual obligations. The maximum potential undiscounted amount of future payments of these letters of credit as of March 31, 2010 is $29,886,000 and they expire as follows: (in thousands)

2010	$25,190
2011	4,123
2012	493
2013	—
Thereafter	80

$29,886

Amounts due under these letters of credit would be reduced by any proceeds that Suffolk would be able to obtain in liquidating the collateral for the loans, which varies depending on the customer. The allowance for contingent liabilities includes a provision of $45,000 for losses based on the letters of credit outstanding as of March 31, 2010.

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

Allowance for Loan Losses

Suffolk considers the determination of the allowance for loan losses to involve a higher degree of judgment and complexity than its other significant accounting policies. Suffolk maintains allowances for loan losses at a level that management believes will be adequate to absorb probable losses on existing loans that may become uncollectible based on evaluations of collectability. The national and regional economy has generally been considered to be in a recession since December 2007, with the national and regional economy deteriorating further throughout 2008 and 2009. Suffolk’s underwriting standards generally require a loan-to-value ratio of 75% or less, and when applicable, a debt coverage ratio of at least 120%, at the time a loan is originated. Suffolk has not been directly affected by the recent increase in defaults of sub-prime mortgages as Suffolk does not originate, or hold in portfolio, sub-prime mortgages. The allowance for loan losses is determined by continuous analysis of the loan portfolio. That analysis includes changes in the size and composition of the portfolio, Suffolk’s own historical loan losses, current and anticipated economic trends, and details about individual loans. It also includes estimates of the actual value of collateral, other possible sources of repayment and estimates that are susceptible to significant changes due to changes in appraisal values of collateral, national and regional economic conditions and other factors. The analysis also considers the loan loss history of Suffolk’s peers with similar characteristics. In assessing the adequacy of the allowance, Suffolk reviews its loan portfolio by separate categories which have similar risk and collateral characteristics; e.g. commercial loans, commercial real estate, construction loans, residential mortgages, home equity loans, and consumer loans. Management conducts a monthly analysis of the loan portfolio which evaluates any loan designated as having a high risk profile including but not limited to, loans classified as “Substandard” or “Doubtful” as defined by regulation, loans criticized internally or designated as “Special Mention,” delinquencies, expirations, overdrafts, loans to customers having experienced recent operating losses and loans identified by management as impaired. The analysis is performed to determine the amount of the allowance which would be adequate to absorb probable losses contained in the loan portfolio. The analytical process is regularly reviewed and adjustments may be made based on the assessments of internal and external influences on credit quality. During the quarter ended March 31, 2010, Suffolk experienced an increase in classified and criticized loans based on the current condition of borrowers. This was further noted in Suffolk’s review of the report of the Bank’s third-party loan reviewer. Accordingly, methodology has been revised.

Impaired loans are segregated and reviewed separately. Impaired loans secured by collateral are reviewed based on their collateral and the estimated time required to recover Suffolk’s investment in the loan as well as the cost of doing so, and the estimate of the recovery anticipated. Reserves are allocated to impaired loans based on this review. The allocated reserve is an estimation of losses specific to individual impaired loans. Allocated reserves are established based on an analysis of the most probable sources of repayment and liquidation of collateral. Reserves allocated to impaired loans were $4.5 million and $3.0 million as of March 31, 2010 and December 31, 2009, respectively. While every nonperforming loan is evaluated individually, not every loan requires an allocated reserve. Allocated reserves fluctuate based on changes in the underlying loans, anticipated sources of repayment, and charge-offs.

Suffolk evaluates classified and criticized loans that are not impaired by categorizing loans by type of risk and applying reserves based on loan type and corresponding risk.

Suffolk also records reserves on Suffolk’s non-criticized and non-classified loan balances. This represents a general allowance for homogeneous loan pools where the loans are not individually evaluated for impairment, though rated according to loan product type and risk rating. This amount is determined by applying loss factors to pools of loans within the portfolio having similar risk characteristics.

In addition, external factors are considered for areas of concern that cannot be fully quantified in the allocation based on historical net charge-off ratios. External factors include:

•	Economic outlook

•	Trends in delinquency and problem loans

•	Changes in loan volume and nature of terms of loans

•	Effects of changes in lending policy

•	Experience, ability and depth of lending management and staff

•	Concentrations of credit

•	Board and Loan Review oversight

•	Changes in value of underlying collateral

•	Competition, regulation, and other external factors

For performing loans, an estimate of adequacy is made by applying external factors specific to the portfolio to the period-end balances. Suffolk used a higher percentage factor for criticized and classified loans, given their potential for greater loss. Consideration is also given to the type and collateral of the loans with particular attention paid to commercial real estate construction loans, due to the inherent risk of this type of loan. Allocated and general reserves are available for any identified loss.

Delinquent, nonperforming, and classified loans have trended upward. These are primary factors in the determination of the allowance. At March 31, 2010, delinquent and nonperforming loans totaled $31,700,000 as compared with $29,400,000 at December 31, 2009. When compared to total loans, nonperforming loans rose to 2.70% at March 31, 2010, up from 2.53% at December 31, 2009. Commercial mortgages and commercial and industrial loans were primarily responsible for the increase. Delinquent loans are considered non-performing loans and include nonaccrual loans, restructured loans and loans 90 days or more delinquent.

The following table summarizes Suffolk’s non-performing loans by category: (in thousands)

Non-performing Loans
	3/31/2010	% of Total	Total Loans 3/31/2010	% of Total Loans	12/31/2009	% of Total	Total Loans 12/31/2009	% of Total Loans
Commercial, financial & agricultural	$9,187	29.0%	$279,374	3.29%	$7,072	24.1%	$259,565	2.72%
Commercial real estate	10,749	33.9%	389,904	2.76%	9,709	33.1%	375,652	2.58%
Real estate construction loans	9,359	29.5%	126,678	7.39%	10,774	36.7%	133,431	8.07%
Residential mortgages (1st & 2nd liens)	1,671	5.3%	214,611	0.78%	1,344	4.6%	214,501	0.63%
Home equity loans	439	1.4%	83,919	0.52%	65	0.2%	82,808	0.08%
Consumer loans	326	1.0%	78,588	0.41%	408	1.4%	80,352	0.51%
Other Loans	—	0.0%	937	0.00%	—	0.0%	14,070	0.00%

Total non-performing loans	$31,731	100%	$1,174,011	2.70%	$29,372	100%	$1,160,379	2.53%

Included in nonperforming loans are restructured loans of $9,608,000. Subsequent to restructure, there have been no advances funded on restructured loans outstanding as of March 31, 2010.

As of March 31, 2010, classified loans to total loans amounted to 7.18%, as compared with 3.48% at December 31, 2009. The increase is attributable to the prolonged national and regional economic slowdown which has increased the amount of time necessary to work out troubled loans.

Commercial mortgages and commercial real estate construction loans totaled $508,036,000 as of March 31, 2010, up from $507,516,000 as of December 31, 2009, representing 43.3% and 43.7% of the total loan portfolio, respectively. Commercial mortgages and commercial real estate construction loans consisted of the following as of March 31, 2010: 5% vacant land loans, 18% commercial construction loans, 25% for non-owner-occupied commercial mortgages and 52% for owner-occupied commercial mortgages. Commercial mortgages and commercial real estate construction loans consisted of the following as of December 31, 2009: 7% vacant land loans, 19% commercial construction loans, 25% for non-owner-occupied commercial mortgages and 49% for owner-occupied commercial mortgages. Commercial real estate construction loans were generally underwritten on the basis of reasonable ratios of loan-to-value, evaluations of projected cash flows, and commitments for permanent financing in place prior to granting an interim credit. Non-performing commercial mortgages and commercial real estate construction loans have decreased slightly to $20,108,000 at March 31, 2010, down from $20,483,000 at December 31, 2009. These loans have been evaluated for impairment and appropriate provisions have been made to recognize impaired balances.

Suffolk recorded a provision for the first quarter of 2010 of $8,837,000, net of a $50,000 reduction to the allowance for contingent liabilities. This represents an increase of $7,600,000 as compared to the provision for three months ended December 31, 2009. During the first quarter of 2010, Suffolk recorded $88,000 in net loan charge-offs compared to $36,000 for the first quarter of 2009. Suffolk believes that the allowance of loan losses of $21,132,000, or 1.80% of total loans at March 31, 2010, is adequate based on its review of overall credit quality indicators and ongoing loan monitoring processes.

The allowance for loan losses is summarized by category below: (in thousands)

	3/31/2010	% of Total	12/31/2009	% of Total
Commercial, financial & agricultural loans	$9,079	43.0%	$5,422	44.0%
Commercial real estate mortgages	7,270	34.4%	3,644	29.5%
Real estate — construction loans	1,956	9.3%	1,258	10.2%
Residential mortgages (1st and 2nd liens)	1,123	5.3%	821	6.7%
Home equity loans	994	4.7%	612	5.0%
Consumer loans	480	2.3%	471	3.8%
Allocated to general pool	230	1.0%	105	0.8%

Allowance for loan losses	$21,132	100%	$12,333	100%

There can be no assurance that the allowance is, in fact, adequate. When a loan, in full or in part, is deemed uncollectible, it is charged against the allowance. This happens when it is past due and the borrower has not shown the ability or intent to make the loan current, or the borrower does not have enough assets to pay the debt, or the value of the collateral is less than the balance of the loan and not likely to improve soon. In the future, the provision for loan losses may change as a percentage of total loans. To the extent actual performance differs from management’s estimates, additional provisions for loan losses may be required that would reduce or may substantially reduce earnings in future periods, and no assurances can be given that Suffolk will not sustain loan losses, in any particular period, that are sizable in relation to the allowance for loan losses.

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

Market Risk

Suffolk originates and invests in interest-earning assets and solicits interest-bearing deposit accounts. Suffolk’s operations are subject to market risk resulting from fluctuations in interest rates to the extent that there is a difference between the amounts of interest-earning assets and interest-bearing liabilities that are prepaid, withdrawn, mature, or re-priced in any given period of time. Suffolk’s earnings or the net value of its portfolio (the present value of expected cash flows from liabilities) will change when interest rates change. The principal objective of Suffolk’s asset/liability management program is to maximize net interest income while keeping risks acceptable. These risks include both the effect of changes in interest rates, and risks to liquidity. The program also provides guidance to management in funding Suffolk’s investment in loans and securities. Suffolk’s exposure to interest-rate risk has not changed substantially since December 31, 2009.

Business Risks and Uncertainties

This report contains some statements that look to the future. These may include remarks about Suffolk Bancorp, the banking industry, the economy in general, expectations of the business environment in which Suffolk operates, projections of future performance, and potential future credit experience. These forward-looking statements are based upon current management expectations, and may, therefore, involve risks and uncertainties that cannot be predicted or quantified and are beyond Suffolk’s control and are subject to a variety of uncertainties that could cause future results to vary materially from Suffolk’s historical performance, or from current expectations. Factors affecting Suffolk Bancorp include particularly, but are not limited to: changes in interest rates; increases or decreases in retail and commercial economic activity in Suffolk’s market area; variations in the ability and propensity of consumers and businesses to borrow, repay, or deposit money, or to use other banking and financial services, results of regulatory examinations; and the potential that net charge-offs are higher than expected. Further, it could take Suffolk longer than anticipated to implement its strategic plans to increase revenue and manage non-interest expense, or it may not be possible to implement those plans at all. Finally, new and unanticipated legislation, regulation, or accounting standards may require Suffolk to change its practices in ways that materially change the results of operation.

Item 4.

Controls and Procedures

Suffolk’s Chief Executive Officer and Chief Financial Officer (collectively, the “Certifying Officers”) are responsible for establishing and maintaining disclosure controls and procedures as defined in Rules 13a-15(e) of the Securities Exchange Act of 1934 for Suffolk. Based upon their evaluation of these controls and procedures as of March 31, 2010, the Certifying Officers have concluded that Suffolk’s disclosure controls and procedures are effective.

In addition, there has been no significant change in Suffolk’s internal controls over financial reporting that occurred during Suffolk’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, Suffolk’s internal controls over financial reporting.

PART II

Item 1A.

Risk Factors

There are no material changes from any of the risk factors previously disclosed in Suffolk’s 2009 Form 10-K in response to Part I, Item 1A other than the addition of the following risk factor:

Our results may be adversely affected if we continue to suffer higher than expected losses on our loans or are required to further increase our allowance for loan losses. We assume credit risk from the possibility that we will suffer losses because borrowers, guarantors, and related parties fail to perform under the terms of their loans. We try to minimize and monitor this risk by adopting and implementing what we believe are effective underwriting and credit policies and procedures, including how we establish and review the allowance for loan losses. The allowance for loan losses is determined by continuous analysis of the loan portfolio and the analytical process is regularly reviewed and adjustments may be made based on the assessments of internal and external influences on credit quality. Those policies and procedures may still not prevent unexpected losses that could adversely affect our results. Weak economic conditions could adversely impact the ability of borrowers to repay outstanding loans or the value of collateral securing those loans. In addition, deterioration in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans, changes in regulation and regulatory interpretation and other factors, both within and outside of our control, may require an increase in the allowance for loan losses. See the section captioned “Allowance for Loan Losses” in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations located elsewhere in this report for further discussion related to our loan portfolio and our process for determining the appropriate level of the allowance for possible loan losses.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information about repurchases of common stock:

	For the last 12 months	For the three months ended
		Mar. 31 2010	Dec. 31 2009	Sept. 30 2009	June 30 2009
Average price per share of quarterly repurchases	$—	$—	$—	$—	$—
Aggregate cost of quarterly repurchases	$—	$—	$—	$—	$—
Repurchases of common stock
Treasury stock, beginning balance	3,996,878	3,996,878	3,996,878	3,996,878	3,996,878
Repurchases (1)	5,280	5,280	—	—	—

Treasury stock, ending balance	4,002,158	4,002,158	3,996,878	3,996,878	3,996,878

(1)	Shares repurchased in payment of exercised employee incentive stock options. No shares were repurchased in market transactions.

Item 6.

Exhibits and Reports on Form 8-K

CERTIFICATION OF PERIODIC REPORT—Exhibit 31.1

CERTIFICATION OF PERIODIC REPORT—Exhibit 31.2

CERTIFICATION OF PERIODIC REPORT—Exhibit 32.1

CERTIFICATION OF PERIODIC REPORT—Exhibit 32.2

The following reports were filed on Form 8-K during the three month period ended March 31, 2010.

Current Report on Form 8-K – the Company’s press release titled, “SUFFOLK BANCORP THWARTS DATA INTRUSION AT BANKING SUBSIDIARY - NO FINANCIAL LOSSES TO CUSTOMERS DISCOVERED,” dated January 11, 2010.

Current Report on Form 8-K – the Company’s press release titled, “SUFFOLK BANCORP ANNOUNCES EARNINGS FOR THE FOURTH QUARTER AND THE FULL YEAR OF 2009,” dated January 15, 2010.

Current Report on Form 8-K – the Company’s press release titled, “SUFFOLK BANCORP ANNOUNCES REGULAR QUARTERLY DIVIDEND,” dated February 23, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUFFOLK BANCORP

Date: May 10, 2010	/s/ J. Gordon Huszagh
J. Gordon Huszagh
President & Chief Executive Officer

Date: May 10, 2010	/s/ Stacey L. Moran
Stacey L. Moran
Executive Vice President & Chief Financial Officer