Form 10-Q
period 2010-06-30
SUFFOLK BANCORP
filed 2010-08-04
CIK 754673

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

9,660,459 SHARES OF COMMON STOCK OUTSTANDING AS OF July 30, 2010

This page left blank intentionally.

SUFFOLK BANCORP AND SUBSIDIARIES

SUFFOLK BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CONDITION

(in thousands of dollars except for share and per share data)

	June 30, 2010	December 31, 2009
	unaudited
ASSETS
Cash & Due from Banks	$48,609	$37,007
Federal Reserve Bank Stock	652	652
Federal Home Loan Bank Stock	5,462	8,346
Investment Securities:
Available for Sale, at Fair Value	444,435	437,000
Held to Maturity (Fair Value of $11,154 and $10,096, respectively)
Obligations of States & Political Subdivisions	10,250	9,243
Corporate Bonds & Other Securities	100	100

Total Investment Securities	454,785	446,343

Total Loans	1,159,189	1,160,379
Less: Allowance for Loan Losses	20,866	12,333

Net Loans	1,138,323	1,148,046

Premises & Equipment, Net	22,569	23,346
Accrued Interest Receivable, Net	7,022	7,223
Goodwill	814	814
Other Assets	24,716	22,719

TOTAL ASSETS	$1,702,952	$1,694,496

LIABILITIES & STOCKHOLDERS’ EQUITY
Demand Deposits	$513,781	$487,648
Saving, N.O.W. & Money Market Deposits	613,171	578,551
Time Certificates of $100,000 or more	223,902	211,898
Other Time Deposits	104,627	107,181

Total Deposits	1,455,481	1,385,278

Federal Home Loan Bank Borrowings	82,900	150,800
Dividend Payable on Common Stock	2,124	2,115
Accrued Interest Payable	647	829
Other Liabilities	18,604	18,303

TOTAL LIABILITIES	1,559,756	1,557,325

STOCKHOLDERS’ EQUITY
Common Stock (par value $2.50; 15,000,000 shares authorized; 9,652,708 and 9,615,494 shares outstanding at June 30, 2010 and December 31, 2009, respectively)	34,137	34,031
Surplus	22,464	21,685
Treasury Stock at Par (4,002,158 and 3,996,878 shares, respectively)	(10,005)	(9,992)
Retained Earnings	95,099	93,154

	141,695	138,878
Accumulated Other Comprehensive Income (Loss), Net of Tax	1,501	(1,707)

TOTAL STOCKHOLDERS’ EQUITY	143,196	137,171

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$1,702,952	$1,694,496

See accompanying notes to consolidated financial statements.

SUFFOLK BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands of dollars except for share and per share data)

	For the Three Months Ended
	June 30, 2010	June 30, 2009
	unaudited	unaudited
INTEREST INCOME
Federal Funds Sold & Interest from Bank Deposits	$3	$3
United States Treasury Securities	71	99
Obligations of States & Political Subdivisions	1,960	1,757
Mortgage-Backed Securities	1,979	1,713
U.S. Government Agency Obligations	203	656
Corporate Bonds & Other Securities	125	153
Loans	17,508	17,647

Total Interest Income	21,849	22,028

INTEREST EXPENSE
Saving, N.O.W. & Money Market Deposits	864	867
Time Certificates of $100,000 or more	761	852
Other Time Deposits	453	674
Federal Funds Purchased and Repurchase Agreements	1	—
Interest on Borrowings	426	726

Total Interest Expense	2,505	3,119

Net-interest Income	19,344	18,909
Provision for Loan Losses	2,983	1,050

Net-interest Income After Provision for Loan Losses	16,361	17,859

OTHER INCOME
Service Charges on Deposit Accounts	1,264	1,336
Other Service Charges, Commissions & Fees	920	851
Fiduciary Fees	210	256
Net Securities Gains	12	—
Other Operating Income	216	381

Total Other Income	2,622	2,824

OTHER EXPENSE
Salaries & Employee Benefits	7,193	6,870
Net Occupancy Expense	1,266	1,239
Equipment Expense	532	561
FDIC Assessments	624	1,261
Other Operating Expense	2,784	2,600

Total Other Expense	12,399	12,531

Income Before Provision for Income Taxes	6,584	8,152
Provision for Income Taxes	1,792	2,444

NET INCOME	$4,792	$5,708

Weighted Average: Common Shares Outstanding	9,651,857	9,598,364
Dilutive Stock Options	7,915	16,500

Weighted Average Total Common Shares and Dilutive Options	9,659,772	9,614,864

EARNINGS PER COMMON SHARE Basic	$0.50	$0.59
Diluted	$0.50	$0.59

DIVIDENDS PER COMMON SHARE	$0.22	$0.22

See accompanying notes to consolidated financial statements.

SUFFOLK BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands of dollars except for share and per share data)

	For the Six Months Ended
	June 30, 2010	June 30, 2009
	unaudited	unaudited
INTEREST INCOME
Federal Funds Sold & Interest from Bank Deposits	$5	$4
United States Treasury Securities	142	198
Obligations of States & Political Subdivisions	3,839	3,450
Mortgage-Backed Securities	4,069	3,546
U.S. Government Agency Obligations	405	1,443
Corporate Bonds & Other Securities	225	211
Loans	35,081	34,876

Total Interest Income	43,766	43,728

INTEREST EXPENSE
Saving, N.O.W. & Money Market Deposits	1,724	1,798
Time Certificates of $100,000 or more	1,562	1,631
Other Time Deposits	929	1,418
Federal Funds Purchased and Repurchase Agreements	2	120
Interest on Other Borrowings	959	1,713

Total Interest Expense	5,176	6,680

Net-interest Income	38,590	37,048
Provision for Loan Losses	11,820	2,025

Net-interest Income After Provision	26,770	35,023

OTHER INCOME
Service Charges on Deposit Accounts	2,530	2,665
Other Service Charges, Commissions & Fees	1,584	1,657
Fiduciary Fees	517	542
Net Security Gains	12	—
Other Operating Income	487	723

Total Other Income	5,130	5,587

OTHER EXPENSE
Salaries & Employee Benefits	14,225	13,702
Net Occupancy Expense	2,694	2,587
Equipment Expense	1,065	1,133
FDIC Assessments	1,227	1,685
Other Operating Expense	5,071	5,100

Total Other Expense	24,282	24,207

Income Before Provision for Income Taxes	7,618	16,403
Provision for Income Taxes	1,294	5,036

NET INCOME	$6,324	$11,367

Average: Common Shares Outstanding	9,643,056	9,594,294
Dilutive Stock Options	7,316	17,892

Average Total Common Shares and Dilutive Options	9,650,372	9,612,186

EARNINGS PER COMMON SHARE Basic	$0.66	$1.18
Diluted	$0.66	$1.18

DIVIDENDS PER COMMON SHARE	$0.44	$0.44

See accompanying notes to consolidated financial statements.

SUFFOLK BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands of dollars)

	For the Six Months Ended
	June 30, 2010	June 30, 2009
	unaudited	unaudited
NET INCOME	$6,324	$11,367

ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH

CASH FLOWS FROM OPERATING ACTIVITIES
Provision for Loan Losses	11,820	2,025
Depreciation & Amortization	1,266	1,256
Net Security Gains	(12)	—
Stock Based Compensation	8	71
Accretion of Discounts	(75)	(143)
Amortization of Premiums	1,406	536
Decrease in Accrued Interest Receivable	202	30
Increase in Other Assets	(4,192)	(787)
Decrease in Accrued Interest Payable	(182)	(1,340)
Increase (Decrease) in Other Liabilities	298	(466)

Net Cash Provided by Operating Activities	16,863	12,549

CASH FLOWS FROM INVESTING ACTIVITIES
Principal Payments on Investment Securities Available for Sale	14,766	19,518
Proceeds from Sale of Investment Securities Available for Sale	1,232	—
Maturities of Investment Securities; Available for Sale	—	69,000
Purchases of Investment Securities; Available for Sale	(19,344)	(88,774)
Maturities of Investment Securities; Held to Maturity	4,707	8,937
Purchases of Investment Securities; Held to Maturity	(2,833)	(7,174)
Loan Disbursements & Repayments, Net	(2,094)	(41,649)
Purchases of Premises & Equipment, Net	(490)	(2,290)

Net Cash Used in Investing Activities	(4,056)	(42,432)

CASH FLOWS FROM FINANCING ACTIVITIES
Net Increase in Deposit Accounts	70,204	213,482
Dividends Paid to Shareholders	(4,237)	(4,218)
Stock Options and Stock Appreciation Rights Exercised	209	—
Dividend Reinvestment in Common Stock, Net	519	411
Short-term Borrowings and Repayments, Net	(67,900)	(134,820)

Net Cash (Used) in Provided by Financing Activities	(1,205)	74,855

Net Increase in Cash & Cash Equivalents	11,602	44,972
Cash & Cash Equivalents Beginning of Period	37,007	41,513

Cash & Cash Equivalents End of Period	$48,609	$86,485

Supplemental Disclosure of Cash Flow Information
Cash Received During the Six Month Period for Interest	$43,967	$43,754

Cash Paid During the Six Month Period for:
Interest	$5,357	$8,019
Income Taxes	6,203	6,487

Total Cash Paid for Interest & Income Taxes	$11,560	$14,506

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

The results of operations for the six months ended June 30, 2010 are not necessarily indicative of the results of operations to be expected for the remainder of the year.

(2)    Stock-based Compensation

At June 30, 2010, Suffolk had one stock-based employee compensation plan, the Suffolk Bancorp 2009 Stock Incentive Plan (“the Plan”), under which 500,000 shares of Suffolk’s common stock were originally reserved for issuance to key employees and directors, and of which none had yet been issued at that date. Options are awarded by a committee appointed by the Board of Directors. The Plan provides that the option price shall not be less than the fair value of the common stock on the date the option is granted. All options are exercisable for a period of ten years or less. The Plan provides for but does not require the grant of stock appreciation rights that the holder may exercise instead of the underlying option. When the stock appreciation right is exercised, the underlying option is canceled. The optionee receives shares of common stock or cash with a fair market value equal to the excess of the fair value of the shares subject to the option at the time of exercise (or the portion thereof so exercised) over the aggregate option price of the shares set forth in the option agreement. The exercise of stock appreciation rights is treated as the exercise of the underlying option. Options vest after one year and expire after ten years except as otherwise specified in the option agreement.

Stock based compensation for all share-based payments to employees, including grants of employee stock options, are recorded in the financial statements based on their fair values. During the three months ended June 30, 2010, no compensation expense was recorded for stock-based compensation. During the six months ended June 30, 2010, $8,000 of compensation expense, net of a tax benefit of $3,000, was recorded for stock-based compensation. As of June 30, 2010, there was no unrecognized compensation cost related to non-vested options under the Plan.

The following table presents the options granted, exercised, or expired during the six months ended June 30, 2010:

	Shares	Wtd. Avg. Exercise
Balance at December 31, 2009	154,500	$27.81
Options granted	—	—
Options exercised	(25,000)	14.27
Options expired or terminated	(36,000)	32.32

Balance at June 30, 2010	93,500	$29.69

The following table presents certain information about the valuation of options outstanding on June 30, 2010 and December 31, 2009:

At, or during,	Three Months Ended 6/30/2010	Year Ended 12/31/2009
Exercisable options (vested)	93,500	139,500
Weighted average fair value of options (Black-Scholes model)at date of grant:	$9.24	$9.24

Black-Scholes Assumptions:
Risk-free interest rate	3.17%	3.17%
Expected dividend yield	3.06%	3.06%
Expected life in years	10	10
Expected volatility	36.90%	36.90%

The following table details contractual weighted-average lives of outstanding options at various prices:

	By range of exercise prices
from to	$13.13 15.50	$28.30 32.90	$34.39 34.95
Outstanding stock options	14,000	57,000	22,500
Weighted-average remaining life	0.56	6.22	4.91
Weighted-average exercise price	$15.50	$31.17	$34.76

Exercisable stock options	14,000	57,000	22,500
Weighted-average remaining life	0.56	6.22	4.91
Weighted-average exercise price	$15.50	$31.17	$34.76

		Weighted-average
At all prices	Options	price	life (yrs)
Total outstanding(1)	93,500	$29.69	5.05
Total exercisable	93,500	$29.69	5.05

(1)	Options to purchase 86,184 shares of common stock at a range of $31.18 - $34.95 per share were outstanding during the first six months of 2010, and options to purchase 136,608 shares of common stock at a range of $28.30 - $34.95 per share were outstanding during the first six months of 2009, but were not included in the computation of diluted Earnings-Per-Share (“EPS”) on the Consolidated Statement of Income because the exercise price was greater than the average market price of the common shares. These options expire beginning in 2013.

(3)    Income Taxes

Suffolk uses an asset and liability approach to accounting for income taxes. The asset and liability approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. Deferred tax assets are recognized if it is more likely than not that a future benefit will be realized. It is management’s position that no valuation allowance is necessary against any of Suffolk’s deferred tax assets. Suffolk accounts for income taxes in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740, Income Taxes, which prescribes the recognition and measurement criteria related to tax positions taken or expected to be taken in a tax return. Suffolk had unrecognized tax benefits including interest of approximately $35,000 as of June 30, 2010. Suffolk recognizes interest and penalties accrued relating to unrecognized tax benefits in income tax expense.

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

	6/30/2010		12/31/2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash & cash equivalents	$48,609	$48,609	$37,007	$37,007
Investment securities available for sale	444,435	444,435	437,000	437,000
Investment securities held to maturity	10,350	11,154	9,343	10,096
Loans, net	1,159,189	1,182,688	1,160,379	1,178,429
Deposits	1,455,481	1,457,781	1,385,278	1,387,241
Borrowings	82,900	84,622	150,800	152,328

Fair value estimates are made at a specific point in time and may be based on judgments regarding losses expected in the future, risk, and other factors that are subjective in nature. The methods and assumptions used to produce the fair value estimates follow.

Short-term financial instruments are valued at the carrying amounts included in the consolidated statements of condition, which are reasonable estimates of fair value due to the relatively short term of the instruments. This approach applies to cash and cash equivalents; federal funds purchased; accrued interest receivable; non-interest-bearing demand deposits; N.O.W., money market, and saving accounts; accrued interest payable; and other borrowings. Federal Home Loan Bank advances/borrowings are measured using a discounted replacement cost of funds approach.

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

The carrying amount and fair value of loans were as follows: (in thousands)

	6/30/2010		12/31/2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Commercial, financial & agricultural	$260,674	$263,551	$259,565	$261,333
Commercial real estate	404,335	416,047	375,652	383,392
Real estate construction loans	119,519	119,879	133,431	133,996
Residential mortgages (1st & 2nd liens)	209,264	216,745	214,501	221,502
Home equity loans	88,805	88,776	82,808	82,779
Consumer loans, net of unearned discounts	75,576	76,674	80,352	81,357
Other loans	1,016	1,016	14,070	14,070

Totals	$1,159,189	$1,182,688	$1,160,379	$1,178,429

Other assets measured at fair value are as follows: (in thousands)

	6/30/2010	Fair Value Measurements Using
Description		Active Markets for Identical Assets Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$39,653	$—	$—	$39,653
Mortgage servicing rights (1)	1,512	—	—	1,512

Total	$41,165	$—	$—	$41,165

(1)	Mortgage servicing rights are measured at fair value on a recurring basis.

	12/31/2009	Fair Value Measurements Using
Description		Active Markets for Identical Assets Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$29,309	$—	$—	$29,309
Mortgage servicing rights (1)	1,444	—	—	1,444

Total	$30,753	$—	$—	$30,753

(1)	Mortgage servicing rights are measured at fair value on a recurring basis.

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

The following tables summarizes the valuation of financial instruments measured at fair value on a recurring basis in the consolidated statements of condition at June 30, 2010 and December 31, 2009, including the additional requirement to segregate classifications to correspond to the major security type classifications utilized for disclosure purposes: (in thousands)

	6/30/2010	Fair Value Measurements Using
Description		Active Markets for Identical Assets Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Treasury securities	$8,226	$8,226	$—	$—
U.S. government agency debt	42,935	42,935	—	—
Collateralized mortgage obligations	181,548	—	181,548	—
Mortgage-backed securities	535	—	535	—
Obligations of states and political subdivisions	211,191	—	211,191	—

Total	$444,435	$51,161	$393,274	$—

	12/31/2009	Fair Value Measurements Using
Description		Active Markets for Identical Assets Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. treasury securities	$8,318	$8,318	$—	$—
U.S. government agency debt	43,205	43,205	—	—
Collateralized mortgage obligations	192,393	—	192,393	—
Mortgage-backed securities	599	—	599	—
Obligations of states and political subdivisions	192,485	—	192,485	—

Total	$437,000	$51,523	$385,477	$—

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

The fair value of certificates of deposit is calculated by discounting cash flows with applicable origination rates. At June 30, 2010, the fair value of certificates of deposit less than $100,000 totaling $105,878,000 had a carrying value of $104,627,000. At June 30, 2010, the fair value of certificates of deposit more than $100,000 totaling $224,950,000 had a carrying value of $223,902,000.

The fair value of commitments to extend credit was estimated by either discounting cash flows or using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the current creditworthiness of the counterparties.

Credit in the form of revolving open-end lines secured by one-to-four-family residential properties, commercial real estate, construction and land development loans, and lease financing arrangements was $129,180,000 and $148,309,000 as of June 30, 2010 and December 31, 2009, respectively.

The estimated fair value of written financial guarantees and letters of credit is based on fees currently charged for similar agreements. The contractual amounts of these commitments were $64,175,000 and $70,654,000 at June 30, 2010 and December 31, 2009, respectively. The fees charged for the commitments were not material in amount.

(5)    Investment Securities

The amortized cost, estimated fair values, and gross unrealized gains and losses of Suffolk’s investment securities available for sale and held to maturity at June 30, 2010 and December 31, 2009, respectively, were: (in thousands)

	June 30, 2010				December 31, 2009
	Amortized Cost	Estimated Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Amortized Cost	Estimated Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
Available for sale:
U.S. Treasury securities	$8,012	$8,226	$214	$—	$8,016	$8,318	$302	$—
U.S. government agency debt	42,395	42,935	540	—	42,607	43,205	598	—
Collateralized mortgage obligations	176,676	181,548	7,646	(2,774)	192,143	192,393	4,026	(3,776)
Mortgage-backed securities	481	535	54	—	546	599	53	—
Obligations of states and political subdivisions	202,415	211,191	9,386	(610)	184,636	192,485	8,304	(455)

Balance	429,979	444,435	17,840	(3,384)	427,948	437,000	13,283	(4,231)

Held to maturity:
Obligations of states and political subdivisions	10,250	11,054	808	(4)	9,243	9,996	755	(2)
Other securities	100	100	—	—	100	100	—	—

Balance	10,350	11,154	808	(4)	9,343	10,096	755	(2)

Total investment securities	$440,329	$455,589	$18,648	$(3,388)	$437,291	$447,096	$14,038	$(4,233)

The amortized cost, maturities, and approximate fair value of Suffolk’s investment securities at June 30, 2010 are as follows: (in thousands)

	Available for Sale						Held to Maturity
	U.S. Treasury Securities		U.S. Govt. Agency Debt		Obligations of States & Political Subdivisions		Obligations of States & Political Subdivisions		Other Securities		Total Amortized Cost	Total Fair Value
(1) Maturity (in years)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within 1	$8,012	$8,226	$20,016	$20,060	$1,012	$1,035	$2,301	$2,325	$—	$—	$31,341	$31,646
After 1 but within 5	—	—	22,379	22,875	26,486	28,304	4,004	4,247	—	—	52,869	55,426
After 5 but within 10	—	—	—	—	157,566	164,235	3,945	4,482	—	—	161,511	168,717
After 10	—	—	—	—	17,351	17,617	—	—	—	—	17,351	17,617
Other Securities	—	—	—	—	—	—	—	—	100	100	100	100

Subtotal	8,012	8,226	42,395	42,935	202,415	211,191	10,250	11,054	100	100	263,172	273,506
Collateralized mortgage obligations											176,676	181,548
Mortgage-backed securities											481	535

Total	$8,012	$8,226	$42,395	$42,935	$202,415	$211,191	$10,250	$11,054	$100	$100	$440,329	$455,589

(1)	Maturities shown are stated maturities. Securities backed by mortgages are expected to have substantial periodic prepayments resulting in weighted average lives considerably less than what would be surmised from the table above.

As a member of the Federal Reserve system, the Bank owns Federal Reserve Bank stock with a book value of $652,000. The stock has no maturity and there is no public market for the investment.

As a member of the Federal Home Loan Bank of New York (FHLB), the bank owns FHLB stock with a book value of $5,462,000. As of June 30, 2010, the Bank owns 17,314 shares valued at $1,731,000 as its membership portion. The remaining $3,731,000 in stock is owned based on borrowing activity requirements. The stock has no maturity and there is no public market for the investment. Assets pledged as collateral to FHLB as of June 30, 2010 and December 31, 2009, totaled $365,542,000 and $330,471,000, respectively, consisting of eligible loans and investment securities as determined under FHLB guidelines.

At June 30, 2010, investment securities carried at $408,000,000 were pledged to secure trust deposits and public funds on deposit.

The table below indicates the length of time individual securities, both held-to-maturity and available-for-sale, have been held in a continuous unrealized loss position at the date indicated: (in thousands)

As of June 30, 2010		Less than 12 months		12 months or longer		Total
Type of securities	Number of Securities	Fair Value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Municipal securities	74	$28,644	$538	$4,421	$76	$33,065	$614
Collateralized mortgage obligations	3	1,575	6	10,963	2,768	12,538	2,774

Total	77	$30,219	$544	$15,384	$2,844	$45,603	$3,388

As of December 31, 2009		Less than 12 months		12 months or longer		Total
Type of securities	Number of Securities	Fair Value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Municipal securities	48	17,914	455	83	2	$17,997	$457
Collateralized mortgage obligations	7	21,207	170	19,253	3,606	40,460	3,776

Total	55	$39,121	$625	$19,336	$3,608	$58,457	$4,233

Management has considered factors such as market value, cash flows, and analysis of underlying collateral regarding other-than-temporarily impaired securities and determined that there are no other-than-temporarily impaired securities as of June 30, 2010.

The unrealized losses in collateralized mortgage obligations at June 30, 2010 were caused by volatile interest rates, a significant widening of credit spreads across markets for these securities, and illiquidity and uncertainty in the financial markets. These securities include three private issues held at a continuous, unrealized loss for twelve months or longer. Each of these securities has some level of credit enhancement, and none are collateralized by sub-prime loans. With the assistance of a third party, management reviews the characteristics of these securities periodically, including levels of delinquency and foreclosure, projected losses at various degrees of severity, and credit enhancement and coverage. These securities are performing according to their terms, and, in the opinion of management, will continue to do so.

The unrealized losses in municipal securities at June 30, 2010 were the result of volatile interest rates, and uncertainty in the financial markets. These securities are performing according to their terms, and, in the opinion of management, will continue to do so.

Suffolk does not have the intent to sell these securities and does not anticipate that it will be necessary to sell these securities before the full recovery of principal and interest due, which may be at maturity. Therefore, Suffolk did not consider these investments to be other-than-temporarily impaired at June 30, 2010.

(6)    Allowance for Loan Losses

The following table presents information about the allowance for loan losses: (in thousands of dollars except for ratios)

	For the last 12 months	For the three months ended
		Jun. 30 2010	Mar. 31 2010	Dec. 31 2009	Sept. 30 2009
Allowance for loan losses
Beginning balance	$10,873	$21,132	$12,333	$11,716	$10,873
Total charge-offs	(4,380)	(3,304)	(149)	(744)	(183)
Total recoveries	253	55	61	86	51
Provision for loan losses	14,120	2,983	8,887	1,275	975

Ending balance	$20,866	$20,866	$21,132	$12,333	$11,716

Coverage ratios
Loans, net of discounts: average		$1,145,213	$1,149,479	$1,113,437	$1,120,313
at end of period		1,159,189	1,174,011	1,160,379	1,121,348
Non-performing and restructured assets past due 30 days		36,097	31,731	29,372	24,100
Non-performing assets/total loans (net of discount)		3.11%	2.70%	2.53%	2.15%
Net charge-offs/average net loans (annualized)		1.13%	0.03%	0.24%	0.05%
Allowance/non-accrual, restructured, & OREO		57.81%	66.60%	41.99%	48.61%
Allowance for loan losses/net loans		1.80%	1.80%	1.06%	1.04%

Please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” page 24, for discussion of the allowance for loan losses.

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

The following table summarizes the changes in accumulated other comprehensive (loss) income as of June 30, 2010 and December 31, 2009: (in thousands)

	2010	2009
Balance January 1,	$(1,707)	$(11,430)
Net Change in Unrealized Gain on Investment Securities - net of tax	3,208	3,637

Balance June 30,	$1,501	$(7,793)

The unrealized gain at June 30, 2010, is mainly attributable to a $2,745,000 increase in the market value of collateralized mortgage obligations and $551,000 of obligations of state and political subdivisions. This is offset by a $52,000 decrease in the market value of U.S. treasury securities and $35,000 of U.S. government agency debt.

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

Suffolk presents information concerning net periodic defined benefit pension expense for the quarter and year to date periods ended June 30, 2010 and 2009, including the following components: (in thousands)

	3 months 6/30/2010	3 months 6/30/2009	6 months 6/30/2010	6 months 6/30/2009
Service cost	$451	$451	$902	$793
Interest cost	510	505	1,019	888
Expected return on plan assets	(538)	(418)	(1,075)	(736)
Amortization of prior service cost	181	258	362	455

Net periodic benefit expense	$604	$796	$1,209	$1,400

There is no minimum required contribution for the pension plan year ending September 30, 2010. There were no additional contributions required to be made to the plan in the six months ended June 30, 2010.

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

In April 2010, the FASB issued ASU No. 2010-18, which provides authoritative accounting guidance on ASC Subtopic 310-30 “Receivables – Loans and Debt Securities Acquired with Deteriorated Credit Quality.” The update provides that modifications of loans that are accounted for within a pool under Subtopic 310-30 do not result in the removal of those loans from the pool even if the modification of those loans would otherwise be considered a troubled debt restructuring. An entity will continue to be required to consider whether the pool of assets in which the loan is included is impaired if expected cash flows for the pool change. This update is effective for modification of loans accounted for within pools under Subtopic 310-30 occurring in the first interim or annual period ending on or after July 15, 2010. The amendments are to be applied prospectively. No additional disclosures are required. Suffolk has evaluated the provisions of this update and determined there is no material effect on its disclosures, results of operations or financial condition.

In July 2010, the FASB issued ASU No. 2010-20 which amends the authoritative accounting guidance under ASC Topic 310, Receivables. The update amends existing disclosures about an entity’s financing receivables on a disaggregated basis to require: (1) a rollforward schedule of the allowance for credit losses from the beginning of the reporting period to the end of the reporting period on a portfolio segment basis, with the ending balance further disaggregated on the basis of impairment method; (2) for each disaggregated ending balance in item (1) above, the related recorded investment in financing receivables; (3) the nonaccrual status of financing receivables by class of financing receivables; and (4) impaired financing receivables by class of financing receivables. In addition, the amendments require an entity to provide the following additional disclosures about its financing receivables: (1) credit quality indicators of financing receivables at the end of the reporting period by class of financing receivables; (2) the aging of past due financing receivables at the end of the reporting period by class of financing receivables; (3) the nature and extent of troubled debt restructurings that occurred during the period by class of financing receivables and their effect on the allowance for credit losses; (4) the nature and extent of financing receivables modified as troubled debt restructurings within the previous 12 months that defaulted during the reporting period by class of financing receivables and their effect on the allowance for credit losses; and (5) significant purchases and sales of financing receivables during the reporting period disaggregated by portfolio segment. The disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning after December 15, 2010. Suffolk does not expect the provisions of this update to have a material effect on its results of operations or financial condition.

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

For the Quarters and Six Month Periods ended June 30, 2010 and 2009

Recent Developments

During the second quarter of 2010, the amount of credit available to borrowers industry-wide was limited as banks awaited clear action by Congress with regard to financial regulatory reform. Uncertainty about capital requirements, as well as uncertainty about the direction of the economy, restrained banks in their traditional lending activity. However, loans for commercial real estate continued to stagnate, both in terms of quality and demand, and consumer spending remained depressed. The value of residential real estate stabilized in many markets and the volume of sales and re-sales climbed from the same period during 2009, although the effect of the expiration of first-time-buyer subsidies on demand for housing was not yet clear. Short-term rates remained near zero, and the “yield curve” remained comparatively steep in comparison with historic averages, with the margins between short- and long-term rates unusually wide. This continued to increase most banks’ net interest margin. Low short term rates were primarily the result of continuing, low short-term targets by the Federal Reserve Board for federal funds and discount rates. It was also the result of continuing concern about the possibility of inflation over the longer term as a result of deficit spending by the federal government, and the development of an offsetting concern late during the quarter that the recovery might stall, leading to deflation. Rates of unemployment declined slightly during the quarter, but remained high by historic standards. In fact, it did not result in either significant capital spending or hiring in the private sector.

As disclosed previously, the prolonged slump in the economy has strained the resources of some of Suffolk’s borrowers. Suffolk is a community bank that relies upon net interest income generated by the relationships it builds with the owners of small and medium-sized businesses, in contrast to certain large banks that profit from the proprietary trading of securities and derivatives. Therefore, our prospects are tied more to “Main Street” than to Wall Street. At the start of the current recession, Suffolk’s primary market area was wealthier than many other markets. Owners of small businesses and other customers appeared to have greater financial reserves than similar customers in other regions of the nation, and the development of real estate, both residential and commercial, was more mature and therefore less speculative. This contributed to a steadier and less dramatic decline than elsewhere; and Suffolk’s borrowers remained current in their obligations longer. However, as time has passed, the economy appears to have stabilized at lower levels of output and higher levels of unemployment than before 2008.

At Suffolk, interest income decreased slightly, but net interest income increased because of reduced interest expense. The net interest margin decreased to 5.05 percent in the second quarter of 2010, down from 5.11 percent during the second quarter of 2009. Net interest income was offset, however, by substantially higher provisions for loan losses, which increased by 184.1 percent over the second quarter of 2009. The net interest margin on a year to date basis decreased to 5.03 percent in 2010, down slightly from 5.04 percent for the comparable period in 2009. Net interest income was offset by substantially higher provisions for loan losses, which increased by 483.7 percent over the comparable prior period.

At June 30, 2010, of the $36,097,000 of non-performing loans, $31,966,000 was secured by collateral valued at approximately $57,493,000, having an average loan-to-value ratio of approximately 56 percent. The unsecured portion of $4,131,000 amounted to 36 basis points of net loans at quarter end. To determine the adequacy of the allowance for loan losses Suffolk considered not only the status of non-performing loans on its books, but the performance of Suffolk’s peers. Although Suffolk continues to work with borrowers to ensure the collection of nonperforming credits, some of these loans were being paid more slowly than originally anticipated. This increased the allowance for loan losses to $20,866,000 at June 30, 2010, up from $12,333,000 at December 31, 2009. The majority of non-performing loans are commercial and industrial loans, and loans secured by commercial real estate. The allowance is established through a provision for loan losses based on management’s evaluation of the risk inherent in the various components of the loan portfolio and other factors, including Suffolk’s own historical loan loss experience as well as Suffolk’s peer bank loss experiences. Suffolk increased its provision for loan loss and its allocated reserve to reflect the deterioration of the overall economy, credit quality trends in the portfolios’ of Suffolk’s peer banks, and regulatory guidance and expectations. See “Allowance for Loan Losses.”

While non-performing assets as a percent of total assets increased much later at Suffolk than in peer banks in some other regions, they increased from 126 basis points at June 30, 2009, to 144 basis points at September 30, 2009, to 173 basis points at December 31, 2009, to 185 basis points at March 31, 2010, and 212 basis points at June 30, 2010. Non-performing loans to total loans amounted to 186 basis points at June 30, 2009, 215 basis points at September 30, 2009, 253 basis points at December 31, 2009, 270 basis points at March 31, 2010, and 311 basis points at June 30, 2010. Of the $36,097,000 not accruing interest, $7,736,000 represents credit to one borrower which, in consultation with the primary regulator of Suffolk County National Bank, Suffolk’s banking subsidiary, management determined to place on non-accrual status, although all payments are current and have been since inception, and has a ratio of loan-to-current appraised-value (June 2010) of 59.5 percent. Without this credit, nonperforming assets would have decreased to $28,361,000 or 245 basis points as a percent of total loans. As noted in the discussion above, most non-performing loans are well-collateralized. However, as they remain non-accruing over a period of time, on the basis of objective and selective criteria, Suffolk may or may not elect to charge these and other loans off prudentially, even when they remain in collection and there is the reasonable remaining expectation of the recovery of amounts owed and expenses incurred in collection. These charge-offs may or may not mirror trends, on a trailing basis, in ratios of non-performing assets to assets and non-performing loans to total loans. The amounts charged off may be substantial in comparison with Suffolk’s past loss history, although they may result in net recoveries at some point in the future if the economy improves and borrowers financial condition strengthen, although there can be no assurance that this will happen. Further discussion concerning the determination of the provision for loan losses, is found in the following under the caption, “Allowance for Loan Losses.”

Basic Performance and Current Activities

Return on average equity decreased to 13.75 percent for the second quarter in 2010, down from 18.94 percent during the second quarter of 2009, and basic earnings-per-share decreased from $0.59 in the second quarter of 2009 to $0.50 in the second quarter of 2010. For the first six months of 2010, return on average equity decreased to 9.13 percent, down from 19.27 percent during the comparable period of 2009.

Although Suffolk’s net interest income after the provision for loan losses decreased, Suffolk’s net interest income and core performance improved. Key to maintaining performance was disciplined management of the balance sheet. These steps included:

•

Maintaining emphasis on both commercial and personal demand deposits, and non-maturity time deposits as a key part of relationships with customers while responding as necessary to demand in Suffolk’s market for certificates of deposit of all sizes. In light of increased demand for loans from customers unable to obtain financing from other banks whose capital losses reduced their lending capacity, Suffolk continues its emphasis on the profitability of the whole relationship of its customers with the Bank, seeking when possible to both make loans to and obtain funding from the best qualified customers.

•

Managing net loan charge-offs and non-performing loans. During the second quarter of 2010, net charge-offs amounted to 113 basis points of average net loans, on an annualized basis. Non-performing assets, those more than 90 days past due increased. Lending staff’s first efforts continue to be directed to the management of such credits, and then to developing new business with an emphasis on the most profitable customer relationships.

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

Net Income

Net income was $4,792,000 for the second quarter of 2010, down 16.0 percent from $5,708,000 posted during the same period last year. Basic earnings-per-share for the quarter were $0.50 versus $0.59, a decrease of 15.3 percent. Net income was $6,324,000 for the six months ended June 30, 2010, down from $11,367,000 posted during the same period last year. Earnings-per-share were $0.66 for the six month period ended June 30, 2010, down from $1.18 posted last year. The key reason for the decline was an increased provision for loan losses.

Interest Income

Interest income was $21,849,000 for the second quarter of 2010, down 0.8 percent from $22,028,000 posted for the same quarter in 2009. Average net loans during the second quarter of 2010 totaled $1,145,213,000 compared to $1,117,737,000 for the same period of 2009. During the second quarter of 2010, the yield on a fully taxable-equivalent basis was 5.67 percent on average earning assets of $1,612,753,000 down from 5.91 percent on average earning assets of $1,552,353,000 during the second quarter of 2009. Interest income remained relatively flat from quarter to quarter. Interest income was $43,766,000 for the first six months of 2010, up 0.1 percent from $43,728,000 recorded in the first six months of 2009. During the first six months of 2010, the yield on a fully taxable-equivalent basis was 5.67 percent on average earning assets of $1,612,747,000, down from 5.90 percent on average earning assets of $1,542,585,000 during the first six months of 2009.

Interest Expense

Interest expense for the second quarter of 2010 was $2,505,000, down 19.7 percent from $3,119,000 for the same period of 2009. During the second quarter of 2010, the cost of funds was 0.95 percent on average interest-bearing liabilities of $1,057,269,000, down from 1.22 percent on average interest-bearing liabilities of $1,023,111,000 during the second quarter of 2009. Interest expense was $5,176,000 for the first six months of 2010, down 22.5 percent from $6,680,000 recorded last year to date. During the first six months of 2010, the cost of funds was 0.97 percent on average interest-bearing liabilities of $1,068,106,000, down from 1.29 on average interest-bearing liabilities of $1,034,142,000 during the first six months of 2009. Interest expense decreased due to decreased rates paid for all interest-bearing liabilities, in addition to a decrease in average borrowings outstanding.

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

Net Interest Income

Net interest income, before the provision for loan losses, is the largest component of Suffolk’s earnings. It was $19,344,000 for the second quarter of 2010, up 2.3 percent from $18,909,000 during the same period of 2009. The net interest margin for the quarter, on a fully taxable-equivalent basis, was 5.05 percent compared to 5.11 percent for the same period of 2009.

The following table details the components of Suffolk’s net interest income for the quarter on a taxable-equivalent basis: (in thousands)

Quarters ended June 30,	2010			2009
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
INTEREST-EARNING ASSETS
U.S. Treasury securities	$8,263	$71	3.44%	$10,013	$101	4.03%
Collateralized mortgage obligations	185,392	1,970	4.25	119,918	1,703	5.68
Mortgage backed securities	583	9	6.17	605	10	6.61
Obligations of states and political subdivisions	219,261	2,978	5.43	192,882	2,668	5.53
U.S. govt. agency obligations	42,974	203	1.89	94,446	656	2.78
Corporate bonds and other securities	7,412	125	6.75	8,256	153	7.41
Federal funds sold and interest bearing bank deposits	3,655	3	0.33	8,496	3	0.14
Loans, net of allowance for loan losses
Commercial, financial & agricultural loans	262,310	3,876	5.91	244,157	3,596	5.89
Commercial real estate mortgages	394,266	6,416	6.51	364,245	6,203	6.81
Real estate construction loans	122,252	1,876	6.14	136,265	2,358	6.92
Residential mortgages (1st and 2nd liens)	204,290	3,090	6.05	207,743	3,148	6.06
Home equity loans	84,388	892	4.23	77,302	837	4.33
Consumer loans	76,947	1,358	7.06	86,219	1,505	6.98
Other loans (overdrafts)	759	—	—	1,806	—	—

Total interest-earning assets	$1,612,752	$22,867	5.67%	$1,552,353	$22,941	5.91%

Cash and due from banks	$41,685			$50,093
Other non-interest-earning assets	65,636			54,888

Total assets	$1,720,073			$1,657,334
INTEREST-BEARING LIABILITIES
Saving, N.O.W. and money market deposits	$613,260	$864	0.56%	$569,756	$867	0.61%
Time deposits	334,496	1,214	1.45	321,824	1,526	1.90

Total saving and time deposits	947,756	2,078	0.88	891,580	2,393	1.07
Federal funds purchased and securities sold under agreement to repurchase	344	1	—	—	—	—
Other borrowings	109,169	426	1.56	131,531	726	2.21

Total interest-bearing liabilities	$1,057,269	$2,505	0.95%	$1,023,111	$3,119	1.22%

Rate spread			4.72%			4.69%
Non-interest-bearing deposits	$493,097			$473,051
Other non-interest-bearing liabilities	30,340			40,631

Total liabilities	$1,580,706			$1,536,793
Stockholders’ equity	139,368			120,541

Total liabilities and stockholders’ equity	$1,720,074			$1,657,334
Net-interest income (taxable-equivalent basis) and effective interest rate differential		$20,362	5.05%		$19,822	5.11%
Less: taxable-equivalent basis adjustment		(1,018)			(913)

Net-interest income		$19,344			$18,909

For the six months ended June 30, 2010, net interest income was $38,590,000, up 4.2 percent from $37,048,000, during the same period of 2009. The net interest margin on a fully taxable-equivalent basis was 5.03 percent compared to 5.04 percent for the same period of 2009.

The following details the components of Suffolk’s net interest income for the first six months of the year on a taxable-equivalent basis: (in thousands)

Year to date ending June 30,	2010			2009
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
INTEREST-EARNING ASSETS
U.S. Treasury securities	$8,291	$142	3.43%	$10,053	$202	4.02%
Collateralized mortgage obligations	188,460	4,050	4.30	124,418	3,526	5.67
Mortgage backed securities	590	19	6.44	600	20	6.67
Obligations of states and political subdivisions	213,348	5,833	5.47	187,862	5,239	5.58
U.S. govt. agency obligations	43,098	405	1.88	101,483	1,443	2.84
Corporate bonds and other securities	8,601	225	5.23	9,338	211	4.52
Federal funds sold and interest bearing bank deposits	3,025	5	0.33	5,609	4	0.14
Loans, net of allowance for loan losses
Commercial, financial & agricultural loans	263,550	7,688	5.83	233,969	6,911	5.91
Commercial real estate mortgages	388,143	12,815	6.60	359,967	12,326	6.85
Real estate construction loans	125,263	3,864	6.17	135,074	4,663	6.90
Residential mortgages (1st and 2nd liens)	206,087	6,224	6.04	208,435	6,321	6.07
Home equity loans	83,451	1,733	4.15	75,874	1,602	4.22
Consumer loans	78,519	2,757	7.02	88,707	3,053	6.88
Other loans (overdrafts)	2,321	—	—	1,196	—	—

Total interest-earning assets	$1,612,747	$45,760	5.67%	$1,542,585	$45,521	5.90%

Cash and due from banks	$40,278			$43,986
Other non-interest-earning assets	69,724			55,538

Total assets	$1,722,749			$1,642,109
INTEREST-BEARING LIABILITIES
Saving, N.O.W. and money market deposits	$599,298	$1,724	0.58%	$560,524	$1,798	0.64%
Time deposits	330,464	2,491	1.51	307,089	3,049	1.99

Total saving and time deposits	929,762	4,215	0.91	867,613	4,847	1.12
Federal funds purchased and securities sold under agreement to repurchase	670	2	0.60	9,799	120	2.45
Other borrowings	137,674	959	1.39	156,730	1,713	2.19

Total interest-bearing liabilities	$1,068,106	$5,176	0.97%	$1,034,142	$6,680	1.29%

Rate spread			4.71%			4.61%
Non-interest-bearing deposits	$479,867			$451,175
Other non-interest-bearing liabilities	36,218			38,840

Total liabilities	$1,584,191			$1,524,157
Stockholders’ equity	138,558			117,952

Total liabilities and stockholders’ equity	$1,722,749			$1,642,109
Net-interest income (taxable-equivalent basis) and effective interest rate differential		$40,584	5.03%		$38,841	5.04%
Less: taxable-equivalent basis adjustment		(1,994)			(1,793)

Net-interest income		$38,590			$37,048

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

	In Second Quarter of 2010 over Second Quarter of 2009, Changes Due to
	Volume	Rate	Net Change
Interest-earning assets
U.S. Treasury securities	$(16)	$(14)	$(30)
Collateralized mortgage obligations	770	(503)	267
Mortgage-backed securities	—	(1)	(1)
Obligations of states & political subdivisions	358	(52)	306
U.S. government agency obligations	(285)	(168)	(453)
Corporate bonds & other securities	(15)	(13)	(28)
Federal funds sold & interest bearing bank deposits	(2)	2	—
Loans, including non-accrual loans	428	(567)	(139)

Total interest-earning assets	$1,238	$(1,316)	$(78)

Interest-bearing liabilities
Saving, N.O.W., & money market deposits	$64	$(67)	$(3)
Time deposits	58	(370)	(312)
Other borrowings	(110)	(190)	(300)

Total interest-bearing liabilities	$12	$(627)	$(615)

Net change in net interest income (taxable-equivalent basis)	$1,226	$(689)	$537

The table below presents a summary of changes in interest income, interest expense, and the resulting net interest income on a taxable-equivalent basis for the six month periods presented: (in thousands)

	In First Six Months of 2010 over First Six Months of 2009, Changes Due to
	Volume	Rate	Net Change
Interest-earning assets
U.S. Treasury securities	$(33)	$(27)	$(60)
Collateralized mortgage obligations	1,516	(992)	524
Mortgage-backed securities	—	(1)	(1)
Obligations of states & political subdivisions	697	(104)	593
U.S. government agency obligations	(653)	(385)	(1,038)
Corporate bonds & other securities	(18)	32	14
Federal funds sold & interest bearing bank deposits	(2)	3	1
Loans, including non-accrual loans	1,369	(1,164)	205

Total interest-earning assets	$2,876	$(2,638)	$238

Interest-bearing liabilities
Saving, N.O.W., & money market deposits	$119	$(193)	$(74)
Time deposits	219	(777)	(558)
Federal funds purchased & due from bank	(65)	(53)	(118)
Other borrowings	(189)	(565)	(754)

Total interest-bearing liabilities	$84	$(1,588)	$(1,504)

Net change in net interest income (taxable-equivalent basis)	$2,792	$(1,050)	$1,742

Other Income

Other income decreased to $2,622,000 for the quarter compared to $2,824,000 the previous year, down 7.2 percent. Service charges on deposits were down 5.4 percent. Service charges, including commissions and fees other than for deposits, increased by 8.1 percent. Fiduciary fees were down 18.0 percent. Other operating income decreased by 43.3 percent, mainly attributable to a decrease in the sale of residential mortgage loans to the secondary market. Proceeds received in connection with sales of securities resulted in a net gain of $12,000, during the second quarter of 2010. Other income for the six months ended June 30, 2010, was $5,130,000, down 8.2 percent from $5,587,000 for the comparable year to date period. Service charges on deposits were down 5.1 percent. Service charges, including commissions and fees other than for deposits, decreased 4.4 percent. Fiduciary fees were down 4.6 percent. Other operating income decreased by 32.6 percent, mainly attributable to a decrease in the sale of residential mortgage loans to the secondary market.

Other Expense

Other expense for the second quarter of 2010 was $12,399,000, down 1.1 percent from $12,531,000 for the comparable period in 2009. FDIC assessments decreased by $637,000 or 50.5 percent and equipment expense decreased by 5.2 percent. The higher assessment during the second quarter of 2009 includes a special assessment of approximately $800,000 charged by the FDIC. The decreases were partially offset by increases in employee compensation of 4.7 percent, net occupancy expense of 2.2 percent, and other operating expense of 7.1 percent.

Other expense for the first six months of 2010, was $24,282,000, up 0.3 percent from $24,207,000 compared to the first six months of 2009. Employee compensation increased 3.8 percent and net occupancy expense increased 4.1 percent. The increases were partially offset by decreases in equipment expense of 6.0 percent, and other operating expense of 0.6 percent. FDIC assessments decreased by 27.2 percent as a result of a special assessment of approximately $800,000 charged by the FDIC in June 2009.

Capital Resources

Stockholders’ equity totaled $143,196,000 on June 30, 2010, an increase of 4.4 percent from $137,171,000 on December 31, 2009. This was the result of net income, as well as an increase in the appreciation in the market value of securities available for sale, offset by cash dividends declared. The ratio of equity to assets was 8.4 percent at June 30, 2010 and 8.1 percent December 31, 2009, respectively.

The following table details amounts and ratios of Suffolk’s regulatory capital: (in thousands of dollars except ratios)

	Actual		For capital adequacy		To be well capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2010
Total Capital (to risk-weighted assets)	$156,677	12.33%	$101,641	8.00%	$127,052	10.00%
Tier 1 Capital (to risk-weighted assets)	140,730	11.08%	50,821	4.00%	76,231	6.00%
Tier 1 Capital (to average assets)	140,730	8.19%	68,764	4.00%	85,955	5.00%

As of December 31, 2009
Total Capital (to risk-weighted assets)	$150,673	11.73%	$102,760	8.00%	$128,450	10.00%
Tier 1 Capital (to risk-weighted assets)	137,921	10.74%	51,380	4.00%	77,070	6.00%
Tier 1 Capital (to average assets)	137,921	8.21%	67,196	4.00%	83,996	5.00%

Credit Risk

Suffolk makes loans based on its evaluation of the creditworthiness of the borrower. Even with careful underwriting, some loans may not be repaid as originally agreed. To provide for this possibility, Suffolk maintains an allowance for loan losses, based on an analysis of the performance of the loans in its portfolio. The analysis includes subjective factors based on management’s judgment as well as quantitative evaluation. Estimates should produce an allowance that will provide for a range of losses. According to U.S. GAAP, a financial institution should record its best estimate. Appropriate factors contributing to the estimate may include changes in the composition of the institution’s assets, or potential economic slowdowns or downturns. Also important is the geographical or political environment in which the institution operates. Suffolk’s management considers all of these factors when determining the provision for loan losses. Please refer to page 24 for further discussion of the allowance for loan losses.

Suffolk has financial and performance letters of credit. Financial letters of credit require Suffolk to make payment if the customer’s financial condition deteriorates, as defined in the agreements. Performance letters of credit require Suffolk to make payments if the customer fails to perform certain non-financial contractual obligations. The maximum potential undiscounted amount of future payments of these letters of credit as of June 30, 2010 is $29,189,000 and they expire as follows: (in thousands)

2010	$19,101
2011	9,492
2012	516
2013	—
Thereafter	80

$29,189

Amounts due under these letters of credit would be reduced by any proceeds that Suffolk would be able to obtain in liquidating the collateral for the loans, which varies depending on the customer. The allowance for contingent liabilities includes a provision of $44,000 for losses based on the letters of credit outstanding as of June 30, 2010.

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

Allowance for Loan Losses

Suffolk considers the determination of the allowance for loan losses to involve a higher degree of judgment and complexity than its other significant accounting policies. Suffolk maintains allowances for loan losses at a level that management believes will be adequate to absorb probable losses on existing loans that may become uncollectible based on evaluations of collectability. The national and regional economy has generally been considered to be in a recession since December 2007, with the national and regional economy deteriorating further throughout 2008 and 2009 and into 2010. Suffolk’s underwriting standards generally require a loan-to-value ratio of 75 percent or less, and when applicable, a debt coverage ratio of at least 120 percent, at the time a loan is originated. Suffolk has not been directly affected by the recent increase in defaults of sub-prime mortgages as Suffolk does not originate, or hold in portfolio, sub-prime mortgages. The allowance for loan losses is determined by continuous analysis of the loan portfolio. That analysis includes changes in the size and composition of the portfolio, Suffolk’s own historical loan losses, current and anticipated economic trends, and details about individual loans. It also includes estimates of the actual value of collateral, other possible sources of repayment and estimates that are susceptible to significant changes due to changes in appraisal values of collateral, national and regional economic conditions and other factors. The analysis also considers the loan loss history of Suffolk’s peers with similar characteristics. In assessing the adequacy of the allowance, Suffolk reviews its loan portfolio by separate categories which have similar risk and collateral characteristics; e.g. commercial loans, commercial real estate, construction loans, residential mortgages, home equity loans, and consumer loans. Management conducts a monthly analysis of the loan portfolio which evaluates any loan designated as having a high risk profile including but not limited to, loans classified as “Substandard” or “Doubtful” as defined by regulation, loans criticized internally or designated as “Special Mention,” delinquencies, expirations, overdrafts, loans to customers having experienced recent operating losses and loans identified by management as impaired. The analysis is performed to determine the amount of the allowance which would be adequate to absorb probable losses contained in the loan portfolio. The analytical process is regularly reviewed and adjustments may be made based on the assessments of internal and external influences on credit quality. During 2010, Suffolk experienced an increase in classified and criticized loans based on the current condition of borrowers. This was further noted in Suffolk’s review of the report of the Bank’s third-party loan reviewer.

Impaired loans are segregated and reviewed separately. Impaired loans secured by collateral are reviewed based on their collateral and the estimated time required to recover Suffolk’s investment in the loan as well as the cost of doing so, and the estimate of the recovery anticipated. Reserves are allocated to impaired loans based on this review. The allocated reserve is an estimation of losses specific to individual impaired loans. Allocated reserves are established based on an analysis of the most probable sources of repayment and liquidation of collateral. Reserves allocated to impaired loans were $6.4 million and $3.0 million as of June 30, 2010 and December 31, 2009, respectively. While every nonperforming loan is evaluated individually, not every loan requires an allocated reserve. Allocated reserves fluctuate based on changes in the underlying loans, anticipated sources of repayment, and charge-offs.

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

Delinquent, nonperforming, and classified loans have trended upward. These are primary factors in the determination of the allowance. At June 30, 2010, delinquent and nonperforming loans totaled $36,097,000 as compared with $29,372,000 at December 31, 2009. When compared to total loans, nonperforming loans rose to 3.11 percent at June 30, 2010, up from 2.53 percent at December 31, 2009. Commercial mortgages and commercial and industrial loans were primarily responsible for the increase. Delinquent loans are considered non-performing loans and include nonaccrual loans, restructured loans and loans 90 days or more delinquent.

The following table summarizes Suffolk’s non-performing loans by category: (in thousands)

Non-performing Loans
	6/30/2010	% of Total	Total Loans 6/30/2010	% of Total Loans	12/31/2009	% of Total	Total Loans 12/31/2009	% of Total Loans
Commercial, financial & agricultural	$7,919	21.9%	$260,674	3.04%	$7,072	24.1%	$259,565	2.72%
Commercial real estate	10,515	29.1%	404,335	2.60%	9,709	33.1%	375,652	2.58%
Real estate construction loans	15,589	43.2%	119,519	13.04%	10,774	36.7%	133,431	8.07%
Residential mortgages (1st & 2nd liens)	1,317	3.7%	209,264	0.63%	1,344	4.6%	214,501	0.63%
Home equity loans	371	1.0%	88,805	0.42%	65	0.2%	82,808	0.08%
Consumer loans	387	1.1%	75,576	0.51%	408	1.4%	80,352	0.51%
Other Loans	—	0.0%	1,016	0.00%	—	0.0%	14,070	0.00%

Total non-performing loans	$36,097	100%	$1,159,189	3.11%	$29,372	100%	$1,160,379	2.53%

Included in nonperforming loans are restructured loans of $9,860,000. Subsequent to restructure, there have been no advances funded on restructured loans outstanding as of June 30, 2010.

As of June 30, 2010, classified loans amounted to 7.66 percent of total loans, as compared with 3.48 percent at December 31, 2009. The increase is attributable to the prolonged national and regional economic slowdown which has increased the amount of time necessary to work out troubled loans.

Commercial mortgages and commercial real estate construction loans totaled $508,652,000 as of June 30, 2010, up from $507,516,000 as of December 31, 2009, representing 43.9 percent and 43.7 percent of the total loan portfolio, respectively. Commercial mortgages and commercial real estate construction loans consisted of the following as of June 30, 2010: 4 percent vacant land loans, 16 percent commercial construction loans, 25 percent for non-owner-occupied commercial mortgages and 54 percent for owner-occupied commercial mortgages. Commercial mortgages and commercial real estate construction loans consisted of the following as of December 31, 2009: 7 percent vacant land loans, 19 percent commercial construction loans, 25 percent for non-owner-occupied commercial mortgages and 49 percent for owner-occupied commercial mortgages. Commercial real estate construction loans were generally underwritten on the basis of reasonable ratios of loan-to-value, evaluations of projected cash flows, and commitments for permanent financing in place prior to granting an interim credit. Non-performing commercial mortgages and commercial real estate construction loans have increased to $26,104,000 at June 30, 2010, up from $20,483,000 at December 31, 2009. These loans have been evaluated for impairment and appropriate provisions have been made to recognize impaired balances.

Suffolk recorded a provision for the second quarter of 2010 of $2,983,000. The total provision recorded for the first six months of 2010 totaled $11,820,000, which represents an increase of $9,795,000 as compared to the first six months of 2009. During the second quarter of 2010, Suffolk recorded $3,249,000 in net loan charge-offs compared to $167,000 for the second quarter of 2009. Suffolk believes that the allowance for loan losses of $20,866,000, or 1.80 percent of total loans at June 30, 2010, is adequate based on its review of overall credit quality indicators and ongoing loan monitoring processes.

The allowance for loan losses is summarized by category below: (in thousands)

	6/30/2010	% of Total	12/31/2009	% of Total

Commercial, financial & agricultural loans	$11,087	53.1%	$5,422	44.0%
Commercial real estate mortgages	4,600	22.0%	3,644	29.5%
Real estate — construction loans	2,881	13.8%	1,258	10.2%
Residential mortgages (1st and 2nd liens)	681	3.3%	821	6.7%
Home equity loans	1,084	5.2%	612	5.0%
Consumer loans	520	2.5%	471	3.8%
Allocated to general pool	13	0.1%	105	0.8%

Allowance for loan losses	$20,866	100%	$12,333	100%

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

Item 4.

Controls and Procedures

Suffolk’s Chief Executive Officer and Chief Financial Officer (collectively, the “Certifying Officers”) are responsible for establishing and maintaining disclosure controls and procedures as defined in Rules 13a-15(e) of the Securities Exchange Act of 1934 for Suffolk. Based upon their evaluation of these controls and procedures as of June 30, 2010, the Certifying Officers have concluded that Suffolk’s disclosure controls and procedures are effective.

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

Recent financial reforms and related regulations may affect our results of operations, financial condition or liquidity.

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), signed into law on July 21, 2010, makes extensive changes to the laws regulating financial services firms. The Dodd-Frank Act also requires significant rulemaking and mandates multiple studies which could result in additional legislative or regulatory action. Under the Dodd-Frank Act federal banking regulatory agencies are required to draft and implement enhanced supervision, examination and capital standards for depository institutions and their holding companies. The enhanced requirements include, among other things, changes to capital, leverage and liquidity standards and numerous other requirements. The Dodd-Frank Act authorizes various new assessments and fees, expands supervision and oversight authority over nonbank subsidiaries, increases the standards for certain covered transactions with affiliates and requires the establishment of minimum leverage and risk-based capital requirements for insured depository institutions. The Dodd-Frank Act also establishes a new federal Consumer Financial Protection Bureau with broad authority and permits states to adopt stricter consumer protection laws and enforce consumer protection rules issued by the Consumer Financial Protection Bureau. At this time, it is difficult to predict the extent to which the Dodd-Frank Act or the resulting regulations will impact Suffolk’s business. However, compliance with these new laws and regulations will likely result in additional costs, these additional costs may adversely impact our results of operations, financial condition or liquidity.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information about repurchases of common stock:

	For the last 12 months	For the three months ended
		Jun. 30 2010	Mar. 31 2010	Dec.31 2009	Sept. 30 2009
Average price per share of quarterly repurchases	$2.50	$—	$2.50	$—	$—
Aggregate cost of quarterly repurchases	$13,200	$—	$13,200	$—	$—
Repurchases of common stock
Treasury stock, beginning balance	3,996,878	4,002,158	3,996,878	3,996,878	3,996,878
Repurchases (1)	5,280	—	5,280	—	—

Treasury stock, ending balance	4,002,158	4,002,158	4,002,158	3,996,878	3,996,878

(1)	Shares repurchased in payment of exercised employee incentive stock options. No shares were repurchased in market transactions.

Item 6.

Exhibits and Reports on Form 8-K

CERTIFICATION OF PERIODIC REPORT—Exhibit 31.1

CERTIFICATION OF PERIODIC REPORT—Exhibit 31.2

CERTIFICATION OF PERIODIC REPORT—Exhibit 32.1

CERTIFICATION OF PERIODIC REPORT—Exhibit 32.2

The following reports were filed on Form 8-K during the three month period ended June 30, 2010.

Current Report on Form 8-K – the Company’s press release titled, “SUFFOLK BANCORP ANNOUNCES EARNINGS FOR THE FIRST QUARTER OF 2010,” dated April 13, 2010.

Current Report on Form 8-K – the Company’s “SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS,” dated April 16, 2010.

Current Report on Form 8-K – the Company’s press release titled, “SUFFOLK BANCORP ANNOUNCES REVISED PROVISION FOR LOAN LOSSES,” dated April 26, 2010.

Current Report on Form 8-K – the Company’s press release titled, “SUFFOLK BANCORP ANNOUNCES REGULAR

QUARTERLY DIVIDEND,” dated May 25, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUFFOLK BANCORP

Date: August 4, 2010	/s/ J. Gordon Huszagh
J. Gordon Huszagh
President & Chief Executive Officer

Date: August 4, 2010	/s/ Stacey L. Moran
Stacey L. Moran
Executive Vice President & Chief Financial Officer