Form 10-Q
period 2010-09-30
SUFFOLK BANCORP
filed 2010-11-09
CIK 754673

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

9,684,950 SHARES OF COMMON STOCK OUTSTANDING AS OF November 1, 2010

This page left blank intentionally.

SUFFOLK BANCORP AND SUBSIDIARIES

SUFFOLK BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CONDITION

(in thousands of dollars except for share data)

	September 30, 2010	December 31, 2009
	unaudited
ASSETS
Cash & Due from Banks	$58,028	$37,007
Federal Reserve Bank Stock	652	652
Federal Home Loan Bank Stock	3,531	8,346
Investment Securities:
Available for Sale, at Fair Value	446,399	437,000
Held to Maturity (Fair Value of $11,085 and $10,096, respectively) Obligations of States & Political Subdivisions	10,050	9,243
Other Securities	100	100

Total Investment Securities	456,549	446,343

Total Loans	1,141,866	1,160,379
Less: Allowance for Loan Losses	21,964	12,333

Net Loans	1,119,902	1,148,046

Premises & Equipment, Net	22,368	23,346
Accrued Interest Receivable, Net	7,895	7,223
Goodwill	814	814
Other Assets	20,186	22,719

TOTAL ASSETS	$1,689,925	$1,694,496

LIABILITIES & STOCKHOLDERS’ EQUITY
Demand Deposits	$521,527	$487,648
Saving, N.O.W. & Money Market Deposits	629,126	578,551
Time Certificates of $100,000 or more	214,064	211,898
Other Time Deposits	110,561	107,181

Total Deposits	1,475,278	1,385,278

Federal Home Loan Bank Borrowings	40,000	150,800
Dividend Payable on Common Stock	2,126	2,115
Accrued Interest Payable	650	829
Other Liabilities	20,418	18,303

TOTAL LIABILITIES	1,538,472	1,557,325

STOCKHOLDERS’ EQUITY
Common Stock (par value $2.50; 15,000,000 shares authorized; 9,665,245 and 9,615,494 shares outstanding at September 30, 2010 and December 31, 2009, respectively)	34,169	34,031
Surplus	22,784	21,685
Treasury Stock at Par (4,002,158 and 3,996,878 shares, respectively)	(10,005)	(9,992)
Retained Earnings	97,660	93,154

	144,608	138,878
Accumulated Other Comprehensive Income (Loss), Net of Tax	6,845	(1,707)

TOTAL STOCKHOLDERS’ EQUITY	151,453	137,171

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$1,689,925	$1,694,496

SUFFOLK BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands of dollars except for share and per share data)

	For the Three Months Ended
	September 30, 2010	September 30, 2009
	unaudited	unaudited
INTEREST INCOME
Federal Funds Sold & Interest from Bank Deposits	$3	$44
United States Treasury Securities	71	94
Obligations of States & Political Subdivisions	1,979	1,804
Mortgage-Backed Securities	1,888	1,836
U.S. Government Agency Obligations	202	354
Other Securities	95	123
Loans	17,464	17,261

Total Interest Income	21,702	21,516

INTEREST EXPENSE
Saving, N.O.W. & Money Market Deposits	827	934
Time Certificates of $100,000 or more	709	960
Other Time Deposits	436	584
Borrowings	363	564

Total Interest Expense	2,335	3,042

Net-interest Income	19,367	18,474
Provision for Loan Losses	2,625	975

Net-interest Income After Provision for Loan Losses	16,742	17,499

OTHER INCOME
Service Charges on Deposit Accounts	1,215	1,354
Other Service Charges, Commissions & Fees	1,007	929
Fiduciary Fees	243	237
Other Operating Income	202	246

Total Other Income	2,667	2,766

OTHER EXPENSE
Salaries & Employee Benefits	7,457	7,190
Net Occupancy Expense	1,336	1,250
Equipment Expense	511	586
FDIC Assessments	862	517
Other Operating Expense	2,855	2,491

Total Other Expense	13,021	12,034

Income Before Provision for Income Taxes	6,388	8,231
Provision for Income Taxes	1,700	2,203

NET INCOME	$4,688	$6,028

Weighted Average: Common Shares Outstanding	9,662,328	9,607,023
Dilutive Stock Options	5,667	19,286

Weighted Average Total Common Shares and Dilutive Options	9,667,995	9,626,309

EARNINGS PER COMMON SHARE Basic	$0.49	$0.63
Diluted	$0.48	$0.63

DIVIDENDS PER COMMON SHARE	$0.22	$0.22

See accompanying notes to consolidated financial statements.

SUFFOLK BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands of dollars except for share and per share data)

	For the Nine Months Ended
	September 30, 2010	September 30, 2009
	unaudited	unaudited
INTEREST INCOME
Federal Funds Sold & Interest from Bank Deposits	$8	$48
United States Treasury Securities	213	292
Obligations of States & Political Subdivisions	5,818	5,254
Mortgage-Backed Securities	5,957	5,382
U.S. Government Agency Obligations	607	1,797
Other Securities	320	334
Loans	52,545	52,137

Total Interest Income	65,468	65,244

INTEREST EXPENSE
Saving, N.O.W. & Money Market Deposits	2,551	2,732
Time Certificates of $100,000 or more	2,271	2,591
Other Time Deposits	1,365	2,002
Federal Funds Purchased and Repurchase Agreements	2	120
Borrowings	1,322	2,277

Total Interest Expense	7,511	9,722

Net-interest Income	57,957	55,522
Provision for Loan Losses	14,445	3,000

Net-interest Income After Provision for Loan Losses	43,512	52,522

OTHER INCOME
Service Charges on Deposit Accounts	3,745	4,019
Other Service Charges, Commissions & Fees	2,591	2,586
Fiduciary Fees	760	779
Net Security Gains	12	—
Other Operating Income	689	969

Total Other Income	7,797	8,353

OTHER EXPENSE
Salaries & Employee Benefits	21,682	20,892
Net Occupancy Expense	4,030	3,837
Equipment Expense	1,576	1,719
FDIC Assessments	2,089	2,202
Other Operating Expense	7,926	7,591

Total Other Expense	37,303	36,241

Income Before Provision for Income Taxes	14,006	24,634
Provision for Income Taxes	2,994	7,239

NET INCOME	$11,012	$17,395

Weighted Average: Common Shares Outstanding	9,649,550	9,598,583
Dilutive Stock Options	6,408	17,976

Weighted Average Total Common Shares and Dilutive Options	9,655,958	9,616,559

EARNINGS PER COMMON SHARE Basic	$1.14	$1.81
Diluted	$1.14	$1.81

DIVIDENDS PER COMMON SHARE	$0.66	$0.66

See accompanying notes to consolidated financial statements.

SUFFOLK BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands of dollars)

	For the Nine Months Ended
	September 30, 2010	September 30, 2009
	unaudited	unaudited
NET INCOME	$11,012	$17,395

ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH

CASH FLOWS FROM OPERATING ACTIVITIES
Provision for Loan Losses	14,445	3,000
Depreciation & Amortization	1,881	1,896
Net Security Gains	(12)	—
Stock Based Compensation	8	105
Accretion of Discounts	(118)	(196)
Amortization of Premiums	2,122	973
Increase in Accrued Interest Receivable	(672)	(893)
Increase in Other Assets	(3,315)	(440)
Decrease in Accrued Interest Payable	(179)	(1,338)
Increase (Decrease) in Other Liabilities	2,075	(90)

Net Cash Provided by Operating Activities	27,247	20,412

CASH FLOWS FROM INVESTING ACTIVITIES
Principal Payments on Investment Securities Available for Sale	22,689	26,398
Proceeds from Sale of Investment Securities Available for Sale	1,232	—
Maturities of Investment Securities Available for Sale	2,000	102,500
Purchases of Investment Securities Available for Sale	(22,904)	(185,506)
Maturities of Investment Securities Held to Maturity	6,836	8,503
Purchases of Investment Securities Held to Maturity	(2,833)	(7,369)
Loan Disbursements & Repayments, Net	13,740	(27,994)
Purchases of Premises & Equipment, Net	(904)	(2,679)

Net Cash Provided by (Used in) Investing Activities	19,856	(86,147)

CASH FLOWS FROM FINANCING ACTIVITIES
Net Increase in Deposit Accounts	90,000	190,818
Dividends Paid to Shareholders	(6,361)	(6,330)
Stock Options and Stock Appreciation Rights Exercised	209	—
Dividend Reinvestment in Common Stock, Net	870	574
Short-term Borrowings and Repayments, Net	(110,800)	(121,520)

Net Cash (Used in) Provided by Financing Activities	(26,082)	63,542

Net Increase (Decrease) in Cash & Cash Equivalents	21,021	(2,193)
Cash & Cash Equivalents Beginning of Period	37,007	41,513

Cash & Cash Equivalents End of Period	$58,028	$39,320

Supplemental Disclosure of Cash Flow Information
Cash Received During the Nine Month Period for Interest	$64,797	$64,303

Cash Paid During the Nine Month Period for:
Interest	$7,689	$11,060
Income Taxes	8,020	8,687

Total Cash Paid for Interest & Income Taxes	$15,709	$19,747

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

The results of operations for the nine months ended September 30, 2010 are not necessarily indicative of the results of operations to be expected for the remainder of the year.

(2)    Stock-based Compensation

At September 30, 2010, Suffolk had one stock-based employee compensation plan, the Suffolk Bancorp 2009 Stock Incentive Plan (“the Plan”), under which 500,000 shares of Suffolk’s common stock were originally reserved for issuance to key employees and directors, and of which none had yet been issued at that date. Options are awarded by a committee appointed by the Board of Directors. The Plan provides that the option price shall not be less than the fair value of the common stock on the date the option is granted. All options are exercisable for a period of ten years or less. The Plan provides for but does not require the grant of stock appreciation rights that the holder may exercise instead of the underlying option. When the stock appreciation right is exercised, the underlying option is canceled. The optionee receives shares of common stock or cash with a fair market value equal to the excess of the fair value of the shares subject to the option at the time of exercise (or the portion thereof so exercised) over the aggregate option price of the shares set forth in the option agreement. The exercise of stock appreciation rights is treated as the exercise of the underlying option. Options vest after one year and expire after ten years except as otherwise specified in the option agreement.

Stock-based compensation for all share-based payments to employees, including grants of employee stock options, are recorded in the financial statements based on their fair values. During the three months ended September 30, 2010, no compensation expense was recorded for stock-based compensation. During the nine months ended September 30, 2010, $8,000 of compensation expense, net of a tax benefit of $3,000, was recorded for stock-based compensation. As of September 30, 2010, there was no unrecognized compensation cost related to non-vested options under the Plan.

The following table presents the options granted, exercised, or expired during the nine months ended September 30, 2010:

	Shares	Wtd. Avg. Exercise
Balance at December 31, 2009	154,500	$27.81
Options granted	—	—
Options exercised	(25,000)	14.27
Options expired or terminated	(36,000)	32.32

Balance at September 30, 2010	93,500	$29.69

The following table presents certain information about the valuation of options outstanding on September 30, 2010 and December 31, 2009:

At, or during,	9/30/2010	12/31/2009
Exercisable options (vested)	93,500	139,500
Weighted average fair value of options (Black-Scholes model)at date of grant:	$9.24	$9.24

Black-Scholes Assumptions:
Risk-free interest rate	3.17%	3.17%
Expected dividend yield	3.06%	3.06%
Expected life in years	10	10
Expected volatility	36.90%	36.90%

The following table details contractual weighted-average lives of outstanding options at various prices:

	By range of exercise prices
from to	$13.13 15.50	$28.30 32.90	$34.39 34.95
Outstanding stock options	14,000	57,000	22,500
Weighted-average remaining life	0.30	5.96	4.66
Weighted-average exercise price	$15.50	$31.17	$34.76

Exercisable stock options	14,000	57,000	22,500
Weighted-average remaining life	0.30	5.93	4.66
Weighted-average exercise price	$15.50	$31.17	$34.76

		Weighted-average
At all prices	Options	price	life (yrs)
Total outstanding(1)	93,500	$29.69	4.80
Total exercisable	93,500	$29.69	4.80

(1)	Options to purchase 87,092 shares of common stock at a range of $28.30 - $34.95 per share were outstanding during the first nine months of 2010, and options to purchase 136,524 shares of common stock at a range of $31.18 - $34.95 per share were outstanding during the first nine months of 2009, but were not included in the computation of diluted Earnings-Per-Share (“EPS”) on the Consolidated Statement of Income because the exercise price was greater than the average market price of the common shares. Options to purchase 87,333 shares of common stock at a range of $28.30 - $34.95 per share were outstanding during the quarter ended September 30, 2010, and options to purchase 135,214 shares of common stock at a range of $31.18 - $34.95 per share were outstanding during the quarter ended September 30 2009, but were not included in the computation of diluted Earnings-Per-Share (“EPS”) on the Consolidated Statement of Income because the exercise price was greater than the average market price of the common shares. These options expire beginning in 2013.

(3)    Income Taxes

Suffolk uses an asset and liability approach to accounting for income taxes. The asset and liability approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. Deferred tax assets are recognized if it is more likely than not that a future benefit will be realized. It is management’s position that no valuation allowance is necessary against any of Suffolk’s deferred tax assets. Suffolk accounts for income taxes in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740, “Income Taxes,” which prescribes the recognition and measurement criteria related to tax positions taken or expected to be taken in a tax return. Suffolk had unrecognized tax benefits including interest of approximately $37,000 as of September 30, 2010. Suffolk recognizes interest and penalties accrued relating to unrecognized tax benefits in income tax expense.

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

	9/30/2010		12/31/2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash & cash equivalents	$58,028	$58,028	$37,007	$37,007
Investment securities available for sale	446,399	446,399	437,000	437,000
Investment securities held to maturity	10,150	11,085	9,343	10,096
Loans, net	1,141,866	1,174,140	1,160,379	1,178,429
Deposits	1,475,278	1,477,839	1,385,278	1,387,241
Borrowings	40,000	41,688	150,800	152,328

Fair value estimates are made at a specific point in time and may be based on judgments regarding losses expected in the future, risk, and other factors that are subjective in nature. The methods and assumptions used to produce the fair value estimates follow.

Short-term financial instruments are valued at the carrying amounts included in the consolidated statements of condition, which are reasonable estimates of fair value due to the relatively short term of the instruments. This approach applies to cash and cash equivalents; accrued interest receivable; non-interest-bearing demand deposits; N.O.W., money market, and saving accounts; federal funds purchased; accrued interest payable; and other borrowings. Federal Home Loan Bank advances/borrowings are measured using a discounted replacement cost of funds approach.

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

The carrying amount and fair value of loans were as follows: (in thousands)

	9/30/2010		12/31/2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Commercial, financial & agricultural	$255,476	$259,594	$259,565	$261,333
Commercial real estate	422,230	440,762	375,652	383,392
Real estate construction loans	103,578	103,932	133,431	133,996
Residential mortgages (1st & 2nd liens)	203,847	211,907	214,501	221,502
Home equity loans	85,800	85,773	82,808	82,779
Consumer loans, net of unearned discounts	69,991	71,228	80,352	81,357
Other loans	944	944	14,070	14,070

Totals	$1,141,866	$1,174,140	$1,160,379	$1,178,429

Other assets measured at fair value were as follows: (in thousands)

		Fair Value Measurements Using
Description	9/30/2010	Active Markets for Identical Assets Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$45,776	$—	$—	$45,776
Mortgage servicing rights (1)	1,515	—	—	1,515

Total	$47,291	$—	$—	$47,291

(1)	Mortgage servicing rights are measured at fair value on a recurring basis.

		Fair Value Measurements Using
Description	12/31/2009	Active Markets for Identical Assets Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$31,347	$—	$—	$31,347
Mortgage servicing rights (1)	1,444	—	—	1,444

Total	$32,791	$—	$—	$32,791

(1)	Mortgage servicing rights are measured at fair value on a recurring basis.

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

The following tables summarize the valuation of financial instruments measured at fair value on a recurring basis in the consolidated statements of condition at September 30, 2010 and December 31, 2009, including the additional requirement to segregate classifications to correspond to the major security type classifications utilized for disclosure purposes: (in thousands)

	9/30/2010	Fair Value Measurements Using
Description		Active Markets for Identical Assets Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Treasury securities	$8,176	$8,176	$—	$—
U.S. government agency debt	42,634	42,634	—	—
Collateralized mortgage obligations	173,904	—	173,904	—
Mortgage-backed securities	533	—	533	—
Obligations of states and political subdivisions	221,152	—	221,152	—

Total	$446,399	$50,810	$395,589	$—

	12/31/2009	Fair Value Measurements Using
Description		Active Markets for Identical Assets Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. treasury securities	$8,318	$8,318	$—	$—
U.S. government agency debt	43,205	43,205	—	—
Collateralized mortgage obligations	192,393	—	192,393	—
Mortgage-backed securities	599	—	599	—
Obligations of states and political subdivisions	192,485	—	192,485	—

Total	$437,000	$51,523	$385,477	$—

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

The fair value of certificates of deposit is calculated by discounting cash flows with applicable origination rates. At September 30, 2010, the fair value of certificates of deposit less than $100,000 totaling $112,052,000 had a carrying value of $110,561,000. At September 30, 2010, the fair value of certificates of deposit of $100,000 or more totaling $215,133,000 had a carrying value of $214,064,000.

The fair value of commitments to extend credit was estimated by either discounting cash flows or using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the current creditworthiness of the counterparties.

Credit in the form of revolving open-end lines secured by one-to-four-family residential properties, commercial real estate, construction and land development loans, and lease financing arrangements was $126,233,000 and $148,309,000 as of September 30, 2010 and December 31, 2009, respectively.

The estimated fair value of written financial guarantees and letters of credit is based on fees currently charged for similar agreements. The contractual amounts of these commitments were $61,842,000 and $70,654,000 at September 30, 2010 and December 31, 2009, respectively. The fees charged for the commitments were not material in amount.

(5)    Investment Securities

The amortized cost, estimated fair values, and gross unrealized gains and losses of Suffolk’s investment securities available for sale and held to maturity at September 30, 2010 and December 31, 2009, respectively, were: (in thousands)

	September 30, 2010				December 31, 2009
	Amortized Cost	Estimated Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Amortized Cost	Estimated Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
Available for sale:
U.S. Treasury securities	$8,022	$8,176	$154	$—	$8,016	$8,318	$302	$—
U.S. government agency debt	42,289	42,634	345	—	42,607	43,205	598	—
Collateralized mortgage obligations	168,386	173,904	7,245	(1,727)	192,143	192,393	4,026	(3,776)
Mortgage-backed securities	477	533	56	—	546	599	53	—
Obligations of states and political subdivisions	203,769	221,152	17,386	(3)	184,636	192,485	8,304	(455)

Balance	422,943	446,399	25,186	(1,730)	427,948	437,000	13,283	(4,231)

Held to maturity:
Obligations of states and political subdivisions	10,050	10,985	935	—	9,243	9,996	755	(2)
Other securities	100	100	—	—	100	100	—	—

Balance	10,150	11,085	935	—	9,343	10,096	755	(2)

Total investment securities	$433,093	$457,484	$26,121	$(1,730)	$437,291	$447,096	$14,038	$(4,233)

The amortized cost, maturities, and approximate fair value of Suffolk’s investment securities at September 30, 2010 were as follows: (in thousands)

	Available for Sale						Held to Maturity
	U.S. Treasury Securities		U.S. Govt. Agency Debt		Obligations of States & Political Subdivisions		Obligations of States & Political Subdivisions		Other Securities		Total Amortized Cost	Total Fair Value
(1) Maturity (in years)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within 1	$8,022	$8,176	$27,113	$27,223	$1,006	$1,019	$2,276	$2,295	$—	$—	$38,417	$38,713
After 1 but within 5	—	—	15,176	15,411	29,036	31,496	3,888	4,169	—	—	48,100	51,076
After 5 but within 10	—	—	—	—	161,100	175,129	3,886	4,521	—	—	164,986	179,650
After 10	—	—	—	—	12,627	13,508	—	—	—	—	12,627	13,508
Other Securities	—	—	—	—	—	—	—	—	100	100	100	100

Subtotal	8,022	8,176	42,289	42,634	203,769	221,152	10,050	10,985	100	100	264,230	283,047
Collateralized mortgage obligations											168,386	173,904
Mortgage-backed securities											477	533

Total	$8,022	$8,176	$42,289	$42,634	$203,769	$221,152	$10,050	$10,985	$100	$100	$433,093	$457,484

(1)	Maturities shown are stated maturities. Securities backed by mortgages are expected to have substantial periodic prepayments resulting in weighted average lives considerably less than what would be surmised from the table above.

As a member of the Federal Reserve system, the Bank owns Federal Reserve Bank stock with a book value of $652,000. The stock has no maturity and there is no public market for the investment.

As a member of the Federal Home Loan Bank of New York (“FHLB”), the Bank owns FHLB stock with a book value of $3,531,000. As of September 30, 2010, the Bank owns 17,314 shares valued at approximately $1,731,000 as its membership portion. The remaining $1,800,000 in stock is owned based on borrowing activity requirements. The stock has no maturity and there is no public market for the investment. Assets pledged as collateral to FHLB as of September 30, 2010 and December 31, 2009 totaled $361,146,000 and $330,471,000, respectively, consisting of eligible loans and investment securities as determined under FHLB guidelines.

At September 30, 2010 investment securities carried at $380,198,000 were pledged to secure trust deposits and public funds on deposit.

The table below indicates the length of time individual securities, both held-to-maturity and available-for-sale, have been held in a continuous unrealized loss position at the date indicated: (in thousands)

As of September 30, 2010		Less than 12 months		12 months or longer		Total
Type of securities	Number of Securities	Fair Value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Municipal securities	3	$511	$3	$—	$—	$511	$3
Collateralized mortgage obligations	2	—	—	11,323	1,727	11,323	1,727

Total	5	$511	$3	$11,323	$1,727	$11,834	$1,730

As of December 31, 2009		Less than 12 months		12 months or longer		Total
Type of securities	Number of Securities	Fair Value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Municipal securities	48	17,914	455	83	2	$17,997	$457
Collateralized mortgage obligations	7	21,207	170	19,253	3,606	40,460	3,776

Total	55	$39,121	$625	$19,336	$3,608	$58,457	$4,233

Management has considered factors such as market value, cash flows, and analysis of underlying collateral regarding other-than-temporarily impaired securities and determined that there are no other-than-temporarily impaired securities as of September 30, 2010.

The unrealized losses in collateralized mortgage obligations at September 30, 2010 were caused by volatile interest rates, a significant widening of credit spreads across markets for these securities, and illiquidity and uncertainty in the financial markets. These securities include two private issues held at a continuous, unrealized loss for more than twelve months. Each of these securities has some level of credit enhancement, and none are collateralized by sub-prime loans. With the assistance of a third party, management reviews the characteristics of these securities periodically, including levels of delinquency and foreclosure, projected losses at various degrees of severity, and credit enhancement and coverage. These securities are performing according to their terms, and, in the opinion of management, will continue to do so.

Suffolk does not have the intent to sell these securities and does not anticipate that it will be necessary to sell these securities before the full recovery of principal and interest due, which may be at maturity. Therefore, Suffolk did not consider these investments to be other-than-temporarily impaired at September 30, 2010.

(6)    Allowance for Loan Losses

The following table presents information about the allowance for loan losses: (in thousands of dollars except for ratios)

	For the last 12 months	For the three months ended
		Sept. 30, 2010	Jun. 30, 2010	Mar. 31, 2010	Dec. 31, 2009
Allowance for loan losses
Beginning balance	$11,716	$20,866	$21,132	$12,333	$11,716
Total charge-offs	(5,744)	(1,547)	(3,304)	(149)	(744)
Total recoveries	222	20	55	61	86
Provision for loan losses	15,770	2,625	2,983	8,887	1,275

Ending balance	$21,964	$21,964	$20,866	$21,132	$12,333

Coverage ratios
Loans, net of discounts: average		$1,123,851	$1,145,213	$1,149,479	$1,113,437
at end of period		1,141,866	1,159,189	1,174,011	1,160,379
Non-performing loans		36,577	36,097	31,731	29,372
Non-performing loans/total loans (net of discount)		3.20%	3.11%	2.70%	2.53%
Net charge-offs/average net loans (annualized)		0.54%	1.13%	0.03%	0.24%
Allowance for loan losses/non-performing loans		60.05%	57.81%	66.60%	41.99%
Allowance for loan losses/net loans		1.92%	1.80%	1.80%	1.06%

Please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” page 25, for discussion of the allowance for loan losses.

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

The following table summarizes the changes in accumulated other comprehensive income (loss): (in thousands)

For the period ended:	September 30, 2010	December 31, 2009
Balance January 1,	$(1,707)	$(11,430)
Net Change in Unrealized Gain on Investment Securities - net of tax	8,559	7,307
Reclassification of gains on sales of securities recognized, net of tax	(7)	—
Net Change in Other Comprehensive Gain on Pension and
Postretirement Plan Projected Benefit Obligation	—	2,416

Total Accumulated Other Comprehensive Income (Loss)	$6,845	$(1,707)

The unrealized gain on investment securities at September 30, 2010 is mainly attributable to increases of $3,128,000 in the market value of collateralized mortgage obligations and $5,663,000 in the market value of obligations of state and political subdivisions. This is offset by decreases of $88,000 in the market value of U.S. treasury securities and $151,000 in the market value of U.S. government agency debt. Also included in accumulated other comprehensive income at September 30, 2010, is the reclassification of gain on sale of securities recognized of $7,000, net of taxes.

(8)    Retirement Plan

Suffolk accounts for its retirement plan in accordance with FASB ASC 715, “Compensation – Retirement Benefits” and FASB ASC 960, “Plan Accounting – Defined Benefit Pension Plans,” which require an employer that is a business entity and sponsors one or more single-employer defined benefit plans to recognize the funded status of a benefit plan in its statement of financial position; recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost; measure defined benefit plan assets and obligations as of the date of fiscal year-end statements of financial position (with limited exceptions); and disclose in the notes to financial statements additional information about certain effects of net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset and obligation. Plan assets and benefit obligations shall be measured as of the date of its statement of financial position and in determining the amount of net periodic benefit cost. Suffolk has adopted the provisions of the codification, which have been recorded in the accompanying consolidated statement of condition and disclosures.

Suffolk presents information concerning net periodic defined benefit pension expense for the quarter and year to date periods ended September 30, 2010 and 2009, including the following components: (in thousands)

	3 months 9/30/2010	3 months 9/30/2009	9 months 9/30/2010	9 months 9/30/2009
Service cost	$451	$451	$1,353	$1,244
Interest cost	510	505	1,529	1,393
Expected return on plan assets	(538)	(418)	(1,613)	(1,154)
Amortization of prior service cost	181	258	543	713

Net periodic benefit expense	$604	$796	$1,812	$2,196

There is no minimum required contribution for the pension plan year ending September 30, 2010. There were no additional contributions required to be made to the plan in the nine months ended September 30, 2010.

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

In February 2010, the FASB issued ASU No. 2010-09, which amends the authoritative accounting guidance under ASC Topic 855 “Subsequent Events.” The update provides that a Securities and Exchange Commission (“SEC”) filer is required to evaluate subsequent events through the date financial statements are issued. However, an SEC filer is not required to disclose the date through which subsequent events have been evaluated. The update was effective as of the date of issuance. Adoption of this update did not have a material effect on Suffolk’s disclosures, results of operations or financial condition.

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

In July 2010, the FASB issued ASU No. 2010-20 which amends the authoritative accounting guidance under ASC Topic 310, “Receivables.” The update amends existing disclosures about an entity’s financing receivables on a disaggregated basis to require: (1) a rollforward schedule of the allowance for credit losses from the beginning of the reporting period to the end of the reporting period on a portfolio segment basis, with the ending balance further disaggregated on the basis of impairment method; (2) for each disaggregated ending balance in item (1) above, the related recorded investment in financing receivables; (3) the nonaccrual status of financing receivables by class of financing receivables; and (4) impaired financing receivables by class of financing receivables. In addition, the amendments require an entity to provide the following additional disclosures about its financing receivables: (1) credit quality indicators of financing receivables at the end of the reporting period by class of financing receivables; (2) the aging of past due financing receivables at the end of the reporting period by class of financing receivables; (3) the nature and extent of troubled debt restructurings that occurred during the period by class of financing receivables and their effect on the allowance for credit losses; (4) the nature and extent of financing receivables modified as troubled debt restructurings within the previous 12 months that defaulted during the reporting period by class of financing receivables and their effect on the allowance for credit losses; and (5) significant purchases and sales of financing receivables during the reporting period disaggregated by portfolio segment. The disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning after December 15, 2010. Suffolk does not expect the provisions of this update to have a material effect on its results of operations or financial condition.

(10)    Regulatory Matters

On October 25, 2010, the Bank, following discussion with the Office of the Comptroller of the Currency (the “OCC”) entered into an agreement with the OCC (the “Agreement”). The Agreement requires the Bank to take certain actions, including a review of management, the establishment of a three-year strategic plan and capital program, and the establishment of programs related to internal audit, maintaining an adequate allowance for loan losses, real property appraisal, credit risk management, credit concentrations, Bank Secrecy Act compliance and information technology.

Management and the board of directors are committed to taking all necessary actions to promptly address the requirements of the Agreement, and believe that the Bank has already made measurable progress in addressing these requirements. In connection with the foregoing, the Bank has retained legal and other resources including the services of a qualified compliance consultant to assist and advise in meeting the requirements of the Agreement.

The Bank is also subject to individual minimum capital ratios established by the OCC requiring the Bank to maintain Tier 1 capital ratio of at least equal to 8.00 percent of adjusted total assets, to maintain a Tier 1 capital ratio at least equal to 10.50 percent of risk-weighted assets, and to maintain a total risk based capital ratio at least equal to 12.00 percent of risk-weighted assets. At September 30, 2010, the Bank met all three capital ratios as the Bank had a Tier 1 leverage ratio of 8.39 percent, a Tier 1 risk-based capital ratio of 11.43 percent, and a total risk-based capital ratio of 12.69 percent. The Bank remains well-capitalized for regulatory purposes as of September 30, 2010.

The ability of the Bank to pay dividends to the Company is subject to certain regulatory restrictions. Generally, dividends declared in a given year by a national bank are limited to its net profit, as defined by regulatory agencies, for that year, combined with its retained net income for the preceding two years, less any required transfer to surplus or to fund for the retirement of any preferred stock of which the Bank has none as of September 30, 2010. In addition, a national bank may not pay any dividends in an amount greater than its undivided profits and a national bank may not declare any dividends if such declaration would leave the bank inadequately capitalized. Therefore, the ability of the Bank to declare dividends will depend on its future net income and capital requirements. In addition, under the Agreement the Bank is required to establish a dividend policy that will permit the declaration of a dividend only when the Bank is in compliance with its capital program and with the prior written determination of no supervisory objection by the OCC.

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

For the Quarters and Nine Month Periods ended September 30, 2010 and 2009

Recent Developments

During the third quarter of 2010, increasing amounts of credit were available to a select group of highly-qualified borrowers as banks attempted to generate assets of high quality that would provide at least some spread over more highly liquid investments such as “fed funds” which had been priced at historically low rates of interest, typically well below one percent. However, deposits generally continued to increase as individuals and businesses hesitated either to spend or employ these funds elsewhere. The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Act”) was signed into law by President Obama on July 21, 2010, and established the general direction of financial regulation. Much of the law extended discretion to regulators to promulgate regulations concerning a wide variety of issues. Uncertainty as to what those regulations might be and when they might take effect amplified that hesitation as businesses waited for clarity as to how they would affect their operations. Short-term rates remained near zero, and the “yield curve” remained comparatively steep in comparison with historic averages, with the margins between short- and long-term rates unusually wide, although a rally in the bond market continued to lower long term rates more than short, suggesting to observers that the net interest margin of many banks might compress going forward, after having widened during the past several quarters. Low short-term rates were primarily the result of continuing, low short-term targets set by the Federal Reserve Board for federal funds and discount rates. It was also the result of continuing concern about the possibility of inflation over the longer term as a result of deficit spending by the federal government, and the development of an offsetting concern late during the previous quarter that the recovery might stall, leading to deflation. Rates of unemployment remained high by historic standards.

As disclosed previously, the prolonged slump in the economy has strained the resources of some of Suffolk’s borrowers. Suffolk is a community bank that relies upon net interest income generated by the relationships it builds with the owners of small and medium-sized businesses, in contrast to certain large banks that profit from the proprietary trading of securities and derivatives. Our prospects remain tied more to “Main Street” than to Wall Street. At the start of the current recession, Suffolk’s primary market area was wealthier than many other markets. Owners of small businesses and other customers appeared to have greater financial reserves than similar customers in other regions of the nation, and the development of real estate, both residential and commercial, was more mature and therefore less speculative. This contributed to a steadier and less dramatic decline than elsewhere; and Suffolk’s borrowers remained current in their obligations longer. However, as time has passed, the economy appears to have stabilized at lower levels of output and higher levels of unemployment than before 2008.

At Suffolk, interest income increased slightly, however net interest income increased primarily due to reduced interest expense. The net interest margin increased to 5.13 percent in the third quarter of 2010, up from 4.89 percent during the third quarter of 2009. Net interest income was offset, however, by substantially higher provisions for loan losses, which increased by 169.2 percent over the third quarter of 2009. The net interest margin on a year to date basis increased to 5.06 percent in 2010, up from 4.98 percent for the comparable period in 2009. Net interest income was offset by substantially higher provisions for loan losses, which increased 381.5 percent over the comparable prior period.

At September 30, 2010, of the $36,577,000 of non-performing loans, $33,529,000 was secured by collateral valued at approximately $60,536,000, having an average loan-to-value ratio of approximately 55 percent. The unsecured portion of $3,048,000 amounted to 27 basis points of net loans at quarter end. To determine the adequacy of the allowance for loan losses Suffolk considered not only the status of non-performing loans on its books, but the performance of Suffolk’s peers. Although Suffolk continues to work with borrowers to ensure the collection of nonperforming credits, some of these loans were being paid more slowly than originally anticipated. This increased the allowance for loan losses to $21,964,000 at September 30, 2010, up from $12,333,000 at December 31, 2009. The majority of non-performing loans are commercial and industrial loans, and loans secured by commercial real estate. The allowance is established through a provision for loan losses based on management’s evaluation of the risk inherent in the various components of the loan portfolio and other factors, including Suffolk’s own historical loan loss experience as well as Suffolk’s peer bank loss experiences. Suffolk increased its provision for loan loss and its allocated reserve to reflect the deterioration of the overall economy, credit quality trends in the portfolios of Suffolk’s peer banks, and regulatory guidance and expectations. See “Allowance for Loan Losses.”

While non-performing assets as a percent of total assets increased much later at Suffolk than in peer banks, they increased from 144 basis points at September 30, 2009, to 173 basis points at December 31, 2009, 185 basis points at March 31, 2010,

212 basis points at June 30, 2010, and 216 basis points at September 30, 2010. Non-performing loans to total loans amounted to 215 basis points at September 30, 2009, 253 basis points at December 31, 2009, 270 basis points at March 31, 2010, 311 basis points at June 30, 2010, and 320 basis points at September 30, 2010. Of the $36,577,000 not accruing interest, $7,765,000 represents credit to one borrower which, in consultation with the primary regulator of the Bank, management determined to place on non-accrual status, although all payments are current and have been since inception, and has a ratio of loan-to-current appraised-value (June 2010) of 59.7 percent. Without this credit, nonperforming assets would have decreased to $28,812,000, or 252 basis points, as a percent of total loans. As noted in the discussion above, most non-performing loans are well-collateralized. However, as they remain non-accruing over a period of time, on the basis of objective and selective criteria, Suffolk may or may not elect to charge these and other loans off prudentially, even when they remain in collection and there is the reasonable remaining expectation of the recovery of amounts owed and expenses incurred in collection. These charge-offs may or may not mirror trends, on a trailing basis, in ratios of non-performing assets to total assets and non-performing loans to total loans. The amounts charged off may be substantial in comparison with Suffolk’s past loss history, although they may result in net recoveries at some point in the future if the economy improves and borrowers’ financial conditions strengthen, although there can be no assurance that this will happen. Further discussion concerning the determination of the provision for loan losses is found in the following under the caption, “Allowance for Loan Losses.”

On October 25, 2010, the Bank, following discussion with the OCC, entered into an agreement with the OCC (the “Agreement”). The Agreement requires the Bank to take certain actions, including a review of management, the establishment of a three-year strategic plan and capital program, and the establishment of programs related to internal audit, maintaining an adequate allowance for loan losses, real property appraisal, credit risk management, credit concentrations, Bank Secrecy Act compliance and information technology.

Management and the board of directors are committed to taking all necessary actions to promptly address the requirements of the Agreement, and believe that the Bank has already made measurable progress in addressing these requirements. In connection with the foregoing, the Bank has retained legal and other resources including the services of a qualified compliance consultant to assist and advise in meeting the requirements of the Agreement.

While subject to the Agreement, Suffolk expects that its and the Bank’s management and board of directors will be required to focus a substantial amount of time on complying with its terms. There also is no guarantee that the Bank will be able to fully comply with the Agreement. If the Bank fails to comply with the terms of the Agreement, it could be subject to further regulatory enforcement actions.

Basic Performance and Current Activities

Return on average equity decreased to 12.85 percent for the third quarter of 2010, down from 19.34 percent during the third quarter of 2009, and basic earnings-per-share decreased from $0.63 in the third quarter of 2009 to $0.49 in the third quarter of 2010. For the first nine months of 2010, return on average equity decreased to 10.41 percent, down from 19.29 percent during the comparable period of 2009.

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

•

Managing net loan charge-offs and non-performing loans. During the third quarter of 2010, net charge-offs amounted to 54 basis points of average net loans, on an annualized basis. Non-performing loans, those more than 90 days past due, increased. Lending staff’s first efforts continue to be directed to the management of such credits, and then to developing new business with an emphasis on the most profitable customer relationships.

•

Managing the investment portfolio in a difficult rate environment and continued purchases of municipal securities, which provide liquidity as well as higher returns net of taxes, and some protection from falling interest rates.

•

Pursuing the ongoing program of capital management, allowing total risk based capital (“TRBC”) to move upward to provide a greater cushion against uncertainty, and to respond to increases in regulatory requirements under discussion at various levels of government. Accordingly, maximum prudent leverage is thus applied to the shareholders’ investment while still anticipating changes in regulation through the retention of earnings when assets are growing. Growth in the core business during the quarter was sufficient to employ retained earnings and no shares were repurchased. Reinvested dividends were used to purchase additional shares from the company.

Net Income

Net income was $4,688,000 for the third quarter of 2010, down 22.2 percent from $6,028,000 posted during the same period last year. Basic earnings-per-share for the quarter were $0.49 versus $0.63, a decrease of 22.2 percent. Net income was $11,012,000 for the nine months ended September 30, 2010, down from $17,395,000 posted during the same period last year. Earnings-per-share were $1.14 for the nine month period ended September 30, 2010, down from $1.81 posted last year. The key reason for the decline was an increased provision for loan losses.

Interest Income

Interest income was $21,702,000 for the third quarter of 2010, up 0.9 percent from $21,516,000 posted for the same quarter in 2009. Average net loans during the third quarter of 2010 totaled $1,123,851,000 compared to $1,109,161,000 for the same period of 2009. During the third quarter of 2010, the yield on a fully taxable-equivalent basis was 5.72 percent on average earning assets of $1,590,211,000, up from 5.66 percent on average earning assets of $1,587,600,000 during the third quarter of 2009. Interest income remained relatively flat from quarter to quarter. Interest income was $65,468,000 for the first nine months of 2010, up 0.3 percent from $65,244,000 recorded in the first nine months of 2009. During the first nine months of 2010, the yield on a fully taxable-equivalent basis was 5.68 percent on average earning assets of $1,607,497,000, down from 5.81 percent on average earning assets of $1,560,306,000 during the first nine months of 2009.

Interest Expense

Interest expense for the third quarter of 2010 was $2,335,000, down 23.2 percent from $3,042,000 for the same period of 2009. During the third quarter of 2010, the cost of funds was 0.94 percent on average interest-bearing liabilities of $991,869,000, down from 1.19 percent on average interest-bearing liabilities of $1,018,949,000 during the third quarter of 2009. Interest expense was $7,511,000 for the first nine months of 2010, down 22.7 percent from $9,722,000 recorded last year to date. During the first nine months of 2010, the cost of funds was 0.96 percent on average interest-bearing liabilities of $1,042,415,000, down from 1.26 percent on average interest-bearing liabilities of $1,029,022,000 during the first nine months of 2009. Interest expense decreased due to decreased rates paid for all interest-bearing liabilities, in addition to a decrease in average borrowings outstanding.

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

Net Interest Income

Net interest income, before the provision for loan losses, is the largest component of Suffolk’s earnings. It was $19,367,000 for the third quarter of 2010, up 4.8 percent from $18,474,000 during the same period of 2009. The net interest margin for the quarter, on a fully taxable-equivalent basis, was 5.13 percent compared to 4.89 percent for the same period of 2009.

The following table details the components of Suffolk’s net interest income for the quarter on a taxable-equivalent basis: (in thousands)

Quarters ended September 30,	2010			2009
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
INTEREST-EARNING ASSETS
U.S. Treasury securities	$8,231	$72	3.52%	$9,784	$97	3.97%
Collateralized mortgage obligations	179,152	1,879	4.20	145,479	1,826	5.02
Mortgage backed securities	534	9	6.65	610	10	6.56
Obligations of states and political subdivisions	226,280	3,006	5.31	197,631	2,739	5.54
U.S. government agency obligations	42,670	202	1.90	62,742	354	2.26
Other securities	4,966	95	7.69	6,434	123	7.65
Federal funds sold and interest bearing bank deposits	4,527	3	0.29	55,759	44	0.32
Loans, net of allowance for loan losses
Commercial, financial & agricultural loans	248,111	3,772	6.08	233,721	3,459	5.92
Commercial real estate mortgages	406,115	6,716	6.61	366,682	6,176	6.74
Real estate construction loans	112,634	1,706	6.06	131,561	2,158	6.56
Residential mortgages (1st and 2nd liens)	198,383	3,037	6.12	208,930	3,148	6.03
Home equity loans	85,446	923	4.32	80,851	844	4.18
Consumer loans	72,244	1,310	7.25	83,997	1,476	7.03
Other loans (overdrafts)	918	—	—	3,419	—	—

Total interest-earning assets	$1,590,211	$22,730	5.72%	$1,587,600	$22,454	5.66%

Cash and due from banks	$43,922			$41,381
Other non-interest-earning assets	58,366			54,935

Total assets	$1,692,499			$1,683,916
INTEREST-BEARING LIABILITIES
Saving, N.O.W. and money market deposits	$607,447	$827	0.54%	$580,544	$934	0.64%
Time deposits	328,868	1,145	1.39	346,768	1,544	1.78

Total saving and time deposits	936,315	1,972	0.84	927,312	2,478	1.07
Federal funds purchased and securities sold under agreement to repurchase	344	1	0.58	16	—	—
Other borrowings	55,210	363	2.63	91,621	564	2.46

Total interest-bearing liabilities	$991,869	$2,336	0.94%	$1,018,949	$3,042	1.19%

Rate spread			4.78%			4.46%
Non-interest-bearing deposits	$523,685			$508,810
Other non-interest-bearing liabilities	31,029			31,493

Total liabilities	$1,546,583			$1,559,252
Stockholders’ equity	145,916			124,664

Total liabilities and stockholders’ equity	$1,692,499			$1,683,916
Net-interest income (taxable-equivalent basis) and effective interest rate differential		$20,394	5.13%		$19,412	4.89%
Less: taxable-equivalent basis adjustment		(1,028)			(938)

Net-interest income		$19,366			$18,474

For the nine months ended September 30, 2010, net interest income was $57,957,000, up 4.4 percent from $55,522,000 during the same period of 2009. The net interest margin on a fully taxable-equivalent basis was 5.06 percent compared to 4.98 percent for the same period of 2009.

The following table details the components of Suffolk’s net interest income for the first nine months of the year on a taxable-equivalent basis: (in thousands)

Year to date ended September 30,	2010			2009
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
INTEREST-EARNING ASSETS
U.S. Treasury securities	$8,271	$217	3.49%	$9,962	$298	3.99%
Collateralized mortgage obligations	185,323	5,929	4.27	131,515	5,351	5.42
Mortgage backed securities	571	28	6.60	604	31	6.84
Obligations of states and political subdivisions	217,706	8,836	5.41	191,154	7,979	5.57
U.S. government agency obligations	42,953	607	1.89	88,428	1,797	2.71
Other securities	7,376	320	5.79	8,359	334	5.33
Federal funds sold and interest ☐ bearing bank deposits	5,883	8	0.18	25,060	48	0.26
Loans, net of allowance for loan losses
Commercial, financial & agricultural loans	258,371	11,460	5.91	233,848	10,369	5.91
Commercial real estate mortgages	394,155	19,531	6.61	362,206	18,501	6.81
Real estate construction loans	121,034	5,570	6.14	133,890	6,821	6.79
Residential mortgages (1st and 2nd liens)	203,507	9,261	6.07	208,604	9,469	6.05
Home equity loans	84,117	2,656	4.21	77,540	2,446	4.21
Consumer loans	76,418	4,067	7.10	87,135	4,531	6.93
Other loans (overdrafts)	1,812	—	—	2,001	—	—

Total interest-earning assets	$1,607,497	$68,490	5.68%	$1,560,306	$67,975	5.81%

Cash and due from banks	$43,512			$40,557
Other non-interest-earning assets	61,554			55,347

Total assets	$1,712,563			$1,656,210

INTEREST-BEARING LIABILITIES
Saving, N.O.W. and money market deposits	$602,044	$2,551	0.56%	$567,270	$2,732	0.64%
Time deposits	329,926	3,636	1.47	320,462	4,593	1.91

Total saving and time deposits	931,970	6,187	0.89	887,732	7,325	1.10
Federal funds purchased and securities sold under agreement to repurchase	561	2	0.55	6,501	120	2.46
Other borrowings	109,884	1,322	1.60	134,789	2,277	2.25

Total interest-bearing liabilities	$1,042,415	$7,511	0.96%	$1,029,022	$9,722	1.26%

Rate spread			4.72%			4.55%
Non-interest-bearing deposits	$494,627			$470,598
Other non-interest-bearing liabilities	34,483			36,376

Total liabilities	$1,571,525			$1,535,996
Stockholders’ equity	141,038			117,952

Total liabilities and stockholders’ equity	$1,712,563			$1,653,948
Net-interest income (taxable-equivalent basis) and effective interest rate differential		$60,979	5.06%		$58,253	4.98%
Less: taxable-equivalent basis adjustment		(3,022)			(2,731)

Net-interest income		$57,957			$55,522

The table below presents a summary of changes in interest income, interest expense, and the resulting net interest income on a taxable-equivalent basis for the quarterly periods presented. Because of numerous, simultaneous changes in volume and rate during the period, it is not possible to allocate precisely the changes between volumes and rates. In the following tables changes not due solely to volume or to rate have been allocated to these categories based on percentage changes in average volume and average rate as they compare to each other: (in thousands)

	In Third Quarter of 2010 over Third Quarter of 2009, Changes Due to
	Volume	Rate	Net Change
Interest-earning assets
U.S. Treasury securities	$(15)	$(10)	$(25)
Collateralized mortgage obligations	382	(329)	53
Mortgage-backed securities	(1)	—	(1)
Obligations of states & political subdivisions	390	(123)	267
U.S. government agency obligations	(101)	(51)	(152)
Other securities	(29)	1	(28)
Federal funds sold & interest bearing bank deposits	(38)	(3)	(41)
Loans, including non-accrual loans	229	(26)	203

Total interest-earning assets	$817	$(541)	$276

Interest-bearing liabilities
Saving, N.O.W., & money market deposits	$42	$(149)	$(107)
Time deposits	(76)	(323)	(399)
Other borrowings	(236)	36	(200)

Total interest-bearing liabilities	$(270)	$(436)	$(706)

Net change in net interest income (taxable-equivalent basis)	$1,087	$(105)	$982

The table below presents a summary of changes in interest income, interest expense, and the resulting net interest income on a taxable-equivalent basis for the nine month periods presented: (in thousands)

	In First Nine Months of 2010 over First Nine Months of 2009, Changes Due to
	Volume	Rate	Net Change
Interest-earning assets
U.S. Treasury securities	$(47)	$(34)	$(81)
Collateralized mortgage obligations	1,882	(1,304)	578
Mortgage-backed securities	(2)	(1)	(3)
Obligations of states & political subdivisions	1,081	(224)	857
U.S. government agency obligations	(748)	(442)	(1,190)
Other securities	(41)	27	(14)
Federal funds sold & interest bearing bank deposits	(29)	(11)	(40)
Loans, including non-accrual loans	1,592	(1,184)	408

Total interest-earning assets	$3,688	$(3,173)	$515

Interest-bearing liabilities
Saving, N.O.W., & money market deposits	$161	$(342)	$(181)
Time deposits	132	(1,089)	(957)
Federal funds purchased & repurchase agreements	(64)	(54)	(118)
Other borrowings	(373)	(582)	(955)

Total interest-bearing liabilities	$(144)	$(2,067)	$(2,211)

Net change in net interest income (taxable-equivalent basis)	$3,832	$(1,106)	$2,726

Other Income

Other income decreased to $2,667,000 for the quarter compared to $2,766,000 the previous year, down 3.6 percent. Service charges on deposits were down 10.3 percent. Service charges, including commissions and fees other than for deposits, increased by 8.4 percent. Fiduciary fees were up 2.5 percent. Other operating income decreased by 17.9 percent, mainly attributable to a decrease in the sale of residential mortgage loans to the secondary market. Other income for the nine months ended September 30, 2010 was $7,797,000, down 6.7 percent from $8,353,000 for the comparable year to date period. Service charges on deposits were down 5.1 percent. Service charges, including commissions and fees other than for deposits, increased by 0.2 percent. Fiduciary fees were down 6.8 percent. Other operating income decreased by 28.9 percent, mainly attributable to a decrease in the sale of residential mortgage loans to the secondary market. Proceeds received in connection with sales of securities resulted in a net gain of $12,000 during the second quarter of 2010.

Other Expense

Other expense for the third quarter of 2010 was $13,021,000, up 8.2 percent from $12,034,000 for the comparable period in 2009. FDIC assessments increased by $345,000, or 66.7 percent as a result of increased deposits and higher assessment rates. Other increases include employee compensation of 3.7 percent, net occupancy expense of 6.9 percent, and other operating expense of 14.6 percent. Other operating expense for the quarter increased primarily due to increased costs associated with information technology and appraisal fees. Equipment expense decreased by 12.8 percent.

Other expense for the first nine months of 2010 was $37,303,000, up 2.9 percent from $36,241,000 compared to the first nine months of 2009. Employee compensation increased 3.8 percent, net occupancy expense increased 5.0 percent, and other operating expense increased 4.4 percent. Other operating expense increased primarily due to increased professional fees associated with collections of delinquent loans, increased costs associated with information technology and appraisal fees. The increases were partially offset by a decrease in equipment expense of 8.3 percent and in FDIC assessments, which decreased by 5.1 percent as a result of a special assessment of approximately $800,000 charged by the FDIC in June 2009. Suffolk anticipates substantial additional expenses associated with meeting the requirements of the Agreement, both non-recurring over the next one to two years and permanent increases thereafter.

Capital Resources

Stockholders’ equity totaled $151,453,000 on September 30, 2010, an increase of 10.4 percent from $137,171,000 on December 31, 2009. This was the result of net income, as well as an increase in the appreciation in the market value of securities available for sale, offset by cash dividends declared. The ratio of equity to assets was 9.0 percent at September 30, 2010 and 8.1 percent at December 31, 2009, respectively.

The following table details amounts and ratios of Suffolk’s regulatory capital: (in thousands of dollars except ratios)

	Actual		For capital adequacy		To be well capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2010
Total Capital (to risk-weighted assets)	$159,257	12.82%	$99,399	8.00%	$124,249	10.00%
Tier 1 Capital (to risk-weighted assets)	143,642	11.56%	49,699	4.00%	74,549	6.00%
Tier 1 Capital (to average assets)	143,642	8.49%	67,661	4.00%	84,577	5.00%

As of December 31, 2009
Total Capital (to risk-weighted assets)	$150,673	11.73%	$102,760	8.00%	$128,450	10.00%
Tier 1 Capital (to risk-weighted assets)	137,921	10.74%	51,380	4.00%	77,070	6.00%
Tier 1 Capital (to average assets)	137,921	8.21%	67,196	4.00%	83,996	5.00%

The Bank is subject to individual minimum capital ratios established by the OCC for the Bank requiring the Bank to maintain a Tier 1 Capital ratio at least equal to 8.00% of adjusted total assets, to maintain a Tier 1 Capital ratio at least equal to 10.50 percent of risk-weighted assets, and to maintain a Total Risk Based Capital ratio at least equal to 12.00 percent of risk-weighted assets. At September 30, 2010, the Bank met all three capital ratios as our Tier 1 Capital ratio was 8.39 percent of adjusted total assets, our Tier 1 Capital ratio was 11.43 percent of risk-weighted assets, and our Total Risk Based Capital Ratio was 12.69 percent of risk-weighted assets.

Credit Risk

Suffolk makes loans based on its evaluation of the creditworthiness of the borrower. Even with careful underwriting, some loans may not be repaid as originally agreed. To provide for this possibility, Suffolk maintains an allowance for loan losses based on an analysis of the performance of the loans in its portfolio. The analysis includes subjective factors based on management’s judgment as well as quantitative evaluation. Estimates should produce an allowance that will provide for a range of losses. According to U.S. GAAP, a financial institution should record its best estimate. Appropriate factors contributing to the estimate may include changes in the composition of the institution’s assets, or potential economic slowdowns or downturns. Also important is the geographical or political environment in which the institution operates.

Suffolk’s management considers all of these factors when determining the provision for loan losses. As required by the Agreement with the OCC, Suffolk is in the process of establishing a program to improve credit risk management and implementing an asset diversification program. Please refer to the discussion of the allowance for loan losses below.

Suffolk has financial and performance letters of credit. Financial letters of credit require Suffolk to make payments if the customer’s financial condition deteriorates, as defined in the agreements. Performance letters of credit require Suffolk to make payments if the customer fails to perform certain non-financial contractual obligations. The maximum potential undiscounted amount of future payments of these letters of credit as of September 30, 2010 is $26,410,000 and they expire as follows: (in thousands)

2010	$13,562
2011	12,252
2012	516
2013	—
Thereafter	80

$26,410

Amounts due under these letters of credit would be reduced by any proceeds that Suffolk would be able to obtain in liquidating the collateral for the loans, which varies depending on the customer. The allowance for contingent liabilities includes a provision of $40,000 for losses based on the letters of credit outstanding as of September 30, 2010.

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

Allowance for Loan Losses

Suffolk considers the determination of the allowance for loan losses to involve a higher degree of judgment and complexity than its other significant accounting policies. Suffolk maintains an allowance for loan losses at a level that management believes will be adequate to absorb probable losses on existing loans that may become uncollectible based on evaluations of collectability. Suffolk’s underwriting standards generally require a loan-to-value ratio of 75 percent or less, and when applicable, a debt coverage ratio of at least 120 percent, at the time a loan is originated. Suffolk has not been directly affected by the increase in defaults of sub-prime mortgages as Suffolk does not originate, or hold in portfolio, sub-prime mortgages. The allowance for loan losses is determined by continuous analysis of the loan portfolio. That analysis includes changes in the size and composition of the portfolio, Suffolk’s own historical loan losses, current and anticipated economic trends, and details about individual loans. It also includes estimates of the actual value of collateral, other possible sources of repayment and estimates that are susceptible to significant changes due to changes in appraisal values of collateral, national and regional economic conditions and other factors. The analysis also considers the loan loss history of Suffolk’s peers with similar characteristics. In assessing the adequacy of the allowance, Suffolk reviews its loan portfolio by separate categories which have similar risk and collateral characteristics; e.g. commercial loans, commercial real estate, construction loans, residential mortgages, home equity loans, and consumer loans. Management conducts a monthly analysis of the loan portfolio which evaluates any loan designated as having a high risk profile including but not limited to, loans classified as “Substandard” or “Doubtful” as defined by regulation, loans criticized internally or designated as “Special Mention,” delinquencies, expirations, overdrafts, loans to customers having experienced recent operating losses and loans identified by management as impaired. The analysis is performed to determine the amount of the allowance which would be adequate to absorb probable losses contained in the loan portfolio. The analytical process is regularly reviewed and adjustments may be made based on the assessments of internal and external influences on credit quality. As required by the Agreement with the OCC, Suffolk is in the process of reviewing its allowance for loan losses policy which may result in an increase to the allowance. During 2010, Suffolk experienced an increase in classified and criticized loans based on the current condition of borrowers. This was further noted in Suffolk’s review of the report of the Bank’s third-party loan reviewer.

Impaired loans are segregated and reviewed separately. Impaired loans secured by collateral are reviewed based on their collateral and the estimated time required to recover Suffolk’s investment in the loan as well as the cost of doing so, and the estimate of the recovery anticipated. Reserves are allocated to impaired loans based on this review. The allocated reserve is an estimation of losses specific to individual impaired loans. Allocated reserves are established based on an analysis of the most probable sources of repayment and liquidation of collateral. Reserves allocated to impaired loans were $6.2 million and

$3.0 million as of September 30, 2010 and December 31, 2009, respectively. While every nonperforming loan is evaluated individually, not every loan requires an allocated reserve. Allocated reserves fluctuate based on changes in the underlying loans, anticipated sources of repayment, and charge-offs.

The following table summarizes impaired loans with and without valuation reserves by loan type: (in thousands)

	9/30/2010				12/31/2009
	Impaired Loans with Valuation Reserves	Impaired Loans without Valuation Reserves	Total Impaired Loans	Total Valuation Reserves	Impaired Loans with Valuation Reserves	Impaired Loans without Valuation Reserves	Total Impaired Loans	Total Valuation Reserves
Commercial, financial & agricultural loans	$8,924	$1,182	$10,106	$5,762	$5,983	$—	$5,983	$1,967
Commercial real estate mortgages	—	22,655	22,655	—	15,547	—	15,547	621
Real estate construction loans	6,106	10,527	16,633	395	10,774	—	10,774	407
Residential mortgages (1st and 2nd liens)	—	2,137	2,137	—	—	1,820	1,820	—
Home equity loans	—	371	371	—	—	65	65	—
Consumer loans	—	31	31	—	—	153	153	—

Total	$15,030	$36,903	$51,933	$6,157	$32,304	$2,038	$34,342	$2,995

The following table summarizes information regarding impaired loans: (in thousands)

9/30/2010
Average of individually impaired loans during the year	$39,153

Impairment was measured on approximately $30,126,000 or 58 percent of our impaired loans as of September 30, 2010 with the assistance of a third party appraisal. As of December 31, 2009, impairment was measured on approximately $6,009,000 or 18 percent of our impaired loans with the assistance of a third party appraisal. Collateral dependent loans are evaluated for impairment when a loan becomes ninety days past due or another impairment indicator is identified. At the time a loan is evaluated for impairment, an appraisal is ordered from an independent third party licensed appraiser for loans in excess of $250,000. Typically, it takes approximately 30-90 days to receive and review the appraisal on a commercial real estate mortgage. To date, the Company has not experienced any significant delays between ordering appraisals and recognizing charge-offs. While waiting for an updated appraisal, we continue to contact the borrower to arrange a payment plan and monitor for any payment. Since the majority of the collateral securing impaired loans are within our local market, an officer of the Bank may drive by to make an initial assessment of the property’s condition.

Once the updated appraisal is received, if the fair value less estimated costs to sell is less than the carrying amount of the loan, we record a charge-off for the difference. We do not increase the value of any of our loans based upon an appraisal amount greater than our carrying amount. For collateral dependent loans that have not had a third party appraisal during the past twelve months, prior appraisals are discounted in value based upon the date of the appraisal. Appraisals dated in 2007 are generally discounted by 30 percent and appraisals dated in 2008 are generally discounted by 12 percent. As of September 30, 2010, our impaired loans inclusive of previously recognized charge-off amounts total $53,643,000. Subsequent to charging off the difference, collateral dependent loans are deemed to be nonperforming impaired loans. As of September 30, 2010, there is one loan totaling $6,106,000 that has been restructured for which a partial charge-off has been recognized totaling $1,400,000. The terms of the restructured loan include a reduced interest rate. The loan is currently classified as nonaccrual. Additional funds have been advanced for this loan, and a valuation reserve has been established for these advances.

At September 30, 2010, impaired loans totaling $36,903,000 have no associated valuation allowance. For these loans, an evaluation for impairment was completed with no measurement of impairment. The measurement is based upon the appraisal methodology described above for collateral dependent loans. For non-collateral dependent loans, measurement is based on the present value of future cash flows. As measuring impairment is an estimate which requires judgment, future results of operations may be negatively affected by outcomes different than those estimated.

Suffolk evaluates classified and criticized loans that are not impaired by categorizing loans by type of risk and applying reserves based on loan type and corresponding risk. Suffolk also records reserves on Suffolk’s non-criticized and non-

classified loan balances. This represents a general allowance for homogeneous loan pools where the loans are not individually evaluated for impairment, though rated according to loan product type and risk rating.

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

Delinquent, nonperforming, and classified loans have trended upward. These are primary factors in the determination of the allowance. At September 30, 2010, loans delinquent greater than 90 days and nonperforming loans totaled $36,577,000 as compared with $29,372,000 at December 31, 2009. When compared to total loans, nonperforming loans rose to 3.20 percent at September 30, 2010, up from 2.53 percent at December 31, 2009. Commercial mortgages and commercial real estate construction loans were primarily responsible for the increase. Non-performing loans include all nonaccrual loans and loans 90 days or more delinquent.

The following table summarizes Suffolk’s non-performing loans by category: (in thousands of dollars except for ratios)

Non-performing Loans
	9/30/2010	% of Total	Total Loans 9/30/2010	% of Total Loans	12/31/2009	% of Total	Total Loans 12/31/2009	% of Total Loans
Commercial, financial & agricultural	$7,182	19.6%	$255,476	2.81%	$7,328	24.9%	$259,565	2.82%
Commercial real estate	10,694	29.2%	422,230	2.53%	9,709	33.1%	375,652	2.58%
Real estate construction loans	16,633	45.5%	103,578	16.06%	10,774	36.7%	133,431	8.07%
Residential mortgages (1st & 2nd liens)	1,666	4.7%	203,847	0.82%	1,344	4.6%	214,501	0.63%
Home equity loans	371	1.0%	85,800	0.43%	65	0.2%	82,808	0.08%
Consumer loans	31	0.1%	69,991	0.04%	152	0.5%	80,352	0.19%
Other loans	—	0.0%	944	0.00%	—	0.0%	14,070	0.00%

Total non-performing loans	$36,577	100%	$1,141,866	3.20%	$29,372	100%	$1,160,379	2.53%

The following table details the collateral value securing non-performing loans: (in thousands)

	9/30/2010		12/31/2009
	Non-performing Loans Principal Balance	Collateral Value	Non-performing Loans Principal Balance	Collateral Value
Commercial, financial & agricultural loans	$7,182	$—	$7,328	$—
Commercial real estate mortgages	10,694	22,822	9,709	22,145
Real estate construction loans	16,633	22,995	10,774	13,140
Residential mortgages (1st and 2nd liens)	1,666	13,319	1,344	3,772
Home equity loans	371	1,400	65	657
Consumer loans	31	—	152	—

Total	$36,577	$60,536	$29,372	$39,714

For non-performing loans, cash receipts are applied entirely against principal until the loan has been collected in full, after which time, any additional cash receipts are recognized as interest income. When, in management’s judgment, the borrower’s ability to make required interest and principal payments resumes and collectability is no longer in doubt, the loan is returned to accrual status. When interest accruals are suspended, accrued interest income is reversed and charged to earnings. During the nine months ended September 30, 2010 and 2009, interest income totaling $1,117,000 and $785,000, respectively, was recognized on impaired loans. Cash basis interest income recognized on those loans during that period was immaterial.

Included in nonperforming loans are restructured loans of $9,280,000. Subsequent to restructure, there has been $231,000 in advances funded on restructured loans outstanding as of September 30, 2010.

As of September 30, 2010 and December 31, 2009, we consider the restructured loans totaling $9.28 million and $10.31 million, respectively, to be impaired loans. The loans that have been restructured have been modified as to interest rate, due dates, or extension of the maturity date. Restructured loans are considered to be nonaccrual loans, if at the time of restructuring the loan was deemed nonaccrual. Once a sufficient amount of time has passed, generally six months, if the restructured loan has performed under the modified terms, the loan is returned to accrual status. In addition to the passage of time, we also consider the collateral value and the ability of the borrower to continue to make payments in accordance with the modified terms. During the three months ended September 30, 2010, there were no restructured loans returned to accrual status. During the three months ended September 30, 2010, there was one restructured loan charged off totaling $76,000. During the nine month period ended September 30, 2010, a restructured loan totaling $7,275,000, had $1,400,000 of the balance charged off during the quarter ended June 30, 2010 as a result of a new appraisal indicating the fair value less estimated costs to sell was less than the carrying amount of the loan.

As of both December 31, 2009 and September 30, 2010, we have not performed any commercial real estate (CRE) or other type of loan workouts whereby an existing loan was restructured into multiple new loans.

As of September 30, 2010, classified loans amounted to 8.11 percent of total loans, as compared with 3.48 percent at December 31, 2009. The increase is attributable to the prolonged national and regional economic slowdown which has increased the amount of time necessary to work out troubled loans.

Commercial mortgages and commercial real estate construction loans totaled $521,656,000 as of September 30, 2010, up from $507,516,000 as of December 31, 2009, representing 45.7 percent and 43.7 percent of the total loan portfolio, respectively. Commercial mortgages and commercial real estate construction loans consisted of the following as of September 30, 2010: 6 percent vacant land loans, 13 percent commercial construction loans, 25 percent for non-owner-occupied commercial mortgages and 56 percent for owner-occupied commercial mortgages. Commercial mortgages and commercial real estate construction loans consisted of the following as of December 31, 2009: 7 percent vacant land loans, 19 percent commercial construction loans, 25 percent for non-owner-occupied commercial mortgages and 49 percent for owner-occupied commercial mortgages. Commercial real estate construction loans were generally underwritten on the basis of reasonable ratios of loan-to-value, evaluations of projected cash flows, and commitments for permanent financing in place prior to granting an interim credit. Non-performing commercial mortgages and commercial real estate construction loans have increased to $27,327,000 at September 30, 2010, up from $20,483,000 at December 31, 2009. These loans have been evaluated for impairment and appropriate provisions have been made to recognize impaired balances.

The following table presents information regarding real estate construction loans: (in thousands)

	Non-performing Real Estate Construction Loans
	9/30/2010				12/31/2009
	Balance Outstanding	Non- performing Balance	Impaired Balance	Allowance Allocation	Balance Outstanding	Non- performing Balance	Impaired Balance	Allowance Allocation
Real estate construction loans	$103,578	$16,633	$16,633	$2,718	$133,431	$10,774	$10,774	$1,258
All loans	$1,141,866	$36,577	$51,933	$21,964	$1,160,379	$29,372	$34,342	$12,333
Real estate construction loans as % of all loans	9.07%	45.47%	32.03%	12.37%	11.50%	36.68%	31.37%	10.20%

The following table presents nonperforming and collateral value information on real estate construction loans: (in thousands)

	9/30/2010			12/31/2009
	Non- performing Balance	Total Collateral Value	Loan to Value Ratio	Non- performing Balance	Total Collateral Value	Loan to Value Ratio
Real estate construction loans	$16,633	$22,995	72%	$10,774	$13,140	82%

Real estate construction loans as a percentage of the loan portfolio have decreased since December 31, 2009, however the nonperforming balance of real estate construction loans as a percentage of all nonperforming loans has increased during that time. Although the allowance has increased during that same period, it has not increased to the same extent as the increase in nonperforming loans. This is a result of the measurement of impairment, and because of the collateral value of the real estate construction portfolio, reserves were not required to the same level of increase as the nonperforming loans themselves.

Suffolk recorded a provision for loan losses for the third quarter of 2010 of $2,625,000. The total provision recorded for the first nine months of 2010 totaled $14,445,000, which represents an increase of $11,445,000 as compared to the first nine months of 2009. During the third quarter of 2010, Suffolk recorded $1,526,000 in net loan charge-offs compared to $131,000 for the third quarter of 2009. Suffolk believes that the allowance for loan losses of $21,964,000, or 1.92 percent of total loans at September 30, 2010, is adequate based on its review of overall credit quality indicators and ongoing loan monitoring processes.

The following tables summarize the allowance for loan losses by category for the periods presented: (in thousands)

	Impaired Allocation 9/30/2010	Remaining Allocation 9/30/2010	Total Allocation 9/30/2010	% of Total
Commercial, financial & agricultural loans	$5,762	$4,733	$10,495	47.8%
Commercial real estate mortgages	—	6,073	6,073	27.6%
Real estate construction loans	395	2,323	2,718	12.4%
Residential mortgages (1st and 2nd liens)	—	778	778	3.5%
Home equity loans	—	1,456	1,456	6.6%
Consumer loans	—	444	444	2.0%

Allowance for loan losses	$6,157	$15,807	$21,964	100%

	Impaired Allocation 12/31/2009	Remaining Allocation 12/31/2009	Total Allocation 12/31/2009	% of Total
Commercial, financial & agricultural loans	$1,967	$3,559	$5,526	44.8%
Commercial real estate mortgages	621	3,023	3,644	29.5%
Real estate construction loans	407	851	1,258	10.2%
Residential mortgages (1st and 2nd liens)	—	1,154	1,154	9.4%
Home equity loans	—	280	280	2.3%
Consumer loans	—	471	471	3.8%

Allowance for loan losses	$2,995	$9,338	$12,333	100%

The following tables summarize the activity in the allowance for loan losses for the periods presented: (in thousands)

	Period Ended:	Nine Months Ended September 30, 2010	Year Ended December 31, 2009
Allowance for loan losses, Beginning		$12,333	$9,051

Loans charged-off:
Commercial, financial & agricultural loans		2,423	806
Commercial real estate mortgages		230	—
Real estate construction loans		1,505	—
Residential mortgages (1st and 2nd liens)		493	—
Home equity loans		65	—
Consumer loans		286	404
Other loans		—	—

Total Charge-offs		$5,002	$1,210

Loans recovered after being charged-off		Nine Months Ended September 30, 2010	Year Ended December 31, 2009
Commercial, financial & agricultural loans		63	41
Commercial real estate mortgages		—	—
Real estate construction loans		—	—
Residential mortgages (1st and 2nd liens)		—	—
Home equity loans		—	—
Consumer loans		74	176
Other loans		—	—

Total recoveries		$137	$217

Net loans charged-off		4,865	993
Reclass to allowance for contingent liabilities		51	—
Provision for loan losses		14,445	4,275

Allowance for loan losses, Ending Balance		$21,964	$12,333

There can be no assurance that the allowance is, in fact, adequate. When a loan, in full or in part, is deemed uncollectible, it is charged against the allowance. This happens when it is past due and the borrower has not shown the ability or intent to make the loan current, or the borrower does not have enough assets to pay the debt, or the value of the collateral is less than the balance of the loan and not likely to improve soon. In the future, the allowance for loan losses may change as a percentage of total loans. To the extent actual performance differs from management’s estimates, additional provisions for loan losses may be required that would reduce or may substantially reduce earnings in future periods, and no assurances can be given that Suffolk will not sustain loan losses, in any particular period, that are sizable in relation to the allowance for loan losses.

Additional analysis of charged off loans for the quarter ended September 30, 2010 is provided below: (in thousands)

	9/30/2010
	Nonperforming Loans	Impaired Loans	Restructured Loans	Total
Commercial, financial & agricultural loans	$58	$1,044	$—	$1,102
Commercial real estate mortgages	—	—	—	—
Real estate construction loans	—	—	—	—
Residential mortgages (1st and 2nd liens)	249	—	—	249
Home equity loans	—	—	—	—
Consumer loans	175	—	—	175

Total Charge-offs	$482	$1,044	$—	$1,526

Net charge-offs in the third quarter 2010 were $1.5 million compared to $131,000 of net charge-offs in the third quarter of 2009. The increased charge-offs were realized in all of our loan categories. This increase in charge-offs reflects the deterioration of economic conditions and resulting failure of businesses, devaluation of assets, and negative impact on customers’ ability to service debt. For impaired collateral dependent loans, which include commercial real estate mortgages and real estate construction loans, charge-offs were the result of new appraisals indicating a collateral deficiency after considering costs to sell, and were therefore charged off.

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

Business Risks and Uncertainties

This report contains some statements that look to the future. These may include remarks about Suffolk Bancorp, the banking industry, the economy in general, expectations of the business environment in which Suffolk operates, projections of future performance, and potential future credit experience. These forward-looking statements are based upon current management expectations, and may, therefore, involve risks and uncertainties that cannot be predicted or quantified and are beyond Suffolk’s control and are subject to a variety of uncertainties that could cause future results to vary materially from Suffolk’s historical performance, or from current expectations. Factors affecting Suffolk include particularly, but are not limited to: changes in interest rates; increases or decreases in retail and commercial economic activity in Suffolk’s market area; variations in the ability and propensity of consumers and businesses to borrow, repay, or deposit money, or to use other banking and financial services; results of regulatory examinations; any failure by us to comply with our written agreement with the OCC or the individual minimum capital ratios for the Bank established by the OCC; the cost of compliance with the Agreement; and the potential that net charge-offs are higher than expected. Further, it could take Suffolk longer than anticipated to implement its strategic plans to increase revenue and manage non-interest expense, or it may not be possible to implement those plans at all. Finally, new and unanticipated legislation, regulation, or accounting standards may require Suffolk to change its practices in ways that materially change the results of operations.

Item 4.

Controls and Procedures

Suffolk’s Chief Executive Officer and Chief Financial Officer (collectively, the “Certifying Officers”) are responsible for establishing and maintaining disclosure controls and procedures as defined in Rules 13a-15(e) of the Securities Exchange Act of 1934 for Suffolk. Based upon their evaluation of these controls and procedures as of September 30, 2010, the Certifying Officers have concluded that Suffolk’s disclosure controls and procedures are effective.

In addition, there has been no significant change in Suffolk’s internal controls over financial reporting that occurred during Suffolk’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, Suffolk’s internal controls over financial reporting.

PART II

Item 1A.

Risk Factors

There are no material changes from any of the risk factors previously disclosed in Suffolk’s 2009 Form 10-K in response to
Part I, Item 1A other than the addition of the following risk factors:

Our results may be adversely affected if we continue to suffer higher than expected losses on our loans or are required to further increase our allowance for loan losses.

We assume credit risk from the possibility that we will suffer losses because borrowers, guarantors, and related parties fail to perform under the terms of their loans. We try to minimize and monitor this risk by adopting and implementing what we believe are effective underwriting and credit policies and procedures, including how we establish and review the allowance for loan losses. The allowance for loan losses is determined by continuous analysis of the loan portfolio and the analytical process is regularly reviewed and adjustments may be made based on the assessments of internal and external influences on credit quality. Those policies and procedures may still not prevent unexpected losses that could adversely affect our results. Weak economic conditions could adversely impact the ability of borrowers to repay outstanding loans or the value of collateral securing those loans. In addition, deterioration in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans, changes in regulation and regulatory interpretation and other factors, both within and outside of our control, may require an increase in the allowance for loan losses. See the section captioned “Allowance for Loan Losses” in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations located elsewhere in this report for further discussion related to our loan portfolio and our process for determining the appropriate level of the allowance for loan losses. As required by the Agreement with the OCC, Suffolk is in the process of reviewing its allowance for loan losses policy which may result in an increase to the allowance.

Recent financial reforms and related regulations may affect our results of operations, financial condition or liquidity.

The Dodd-Frank Wall Street Reform and Consumer Protection Act

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), signed into law on July 21, 2010, makes extensive changes to the laws regulating financial services firms. The Dodd-Frank Act also requires significant rulemaking and mandates multiple studies which could result in additional legislative or regulatory action. Under the Dodd-Frank Act federal banking regulatory agencies are required to draft and implement enhanced supervision, examination and capital standards for depository institutions and their holding companies. The enhanced requirements include, among other things, changes to capital, leverage and liquidity standards and numerous other requirements. The Dodd-Frank Act authorizes various new assessments and fees, expands supervision and oversight authority over nonbank subsidiaries, increases the standards for certain covered transactions with affiliates and requires the establishment of minimum leverage and risk-based capital requirements for insured depository institutions. The Dodd-Frank Act also establishes a new federal Consumer Financial Protection Bureau with broad authority and permits states to adopt stricter consumer protection laws and enforce consumer protection rules issued by the Consumer Financial Protection Bureau. At this time, it is difficult to predict the extent to which the Dodd-Frank Act or the resulting regulations will impact Suffolk’s business. However, compliance with these new laws and regulations will likely result in additional costs, and these additional costs may adversely impact our results of operations, financial condition or liquidity.

Failure to comply with the Bank’s written agreement with the OCC may result in our being subjected to further regulatory enforcement actions.

On October 25, 2010, the Bank, following discussion with the OCC, entered into an agreement with the OCC. The Agreement requires the Bank to take certain actions, including a review of management, the establishment of a three-year strategic plan and capital program, and the establishment of programs related to internal audit, maintaining an adequate allowance for loan losses, real property appraisal, credit risk management, credit concentrations, Bank Secrecy Act compliance and information technology. While subject to the Agreement, Suffolk expects that its and the Bank’s management and board of directors will be required to focus a substantial amount of time on complying with its terms. There also is no guarantee that the Bank will be able to fully comply with the Agreement. If the Bank fails to comply with the terms of the Agreement, it could be subject to further regulatory enforcement actions.

While the Bank currently meets the three individual minimum capital ratios set by the OCC, further increases to our allowance for loan losses would negatively impact our capital levels causing the Bank to no longer be in compliance with such ratios

The Bank is subject to individual minimum capital ratios established by the OCC requiring the Bank to maintain a Tier 1 capital ratio of at least equal to 8.00% of adjusted total assets, to maintain a Tier 1 capital ratio at least equal to 10.50% of risk-weighted assets, and to maintain a total risk based capital ratio at least equal to 12.00% of risk-weighted assets. At September 30, 2010, the Bank met all three capital ratios as the Bank had a Tier 1 leverage ratio of 8.39%, a Tier 1 risk-based capital ratio of 11.43%, and a total risk-based capital ratio of 12.69%. Further increases to Suffolk’s allowance for loan losses, however, would negatively impact the Bank’s capital levels and make it difficult to maintain the capital levels directed by the OCC. If the Bank fails to maintain the required capital levels, it could be subject to further regulatory enforcement actions.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information about repurchases of common stock:

		For the three months ended
	For the last 12 months	Sept. 30, 2010	Jun. 30, 2010	Mar. 31, 2010	Dec.31, 2009
Average price per share of quarterly repurchases	$2.50	$—	$—	$2.50	$—
Aggregate cost of quarterly repurchases	$13,200	$—	$—	$13,200	$—
Repurchases of common stock
Treasury stock, beginning balance	3,996,878	4,002,158	4,002,158	3,996,878	3,996,878
Repurchases (1)	5,280	—	—	5,280	—

Treasury stock, ending balance	4,002,158	4,002,158	4,002,158	4,002,158	3,996,878

(1)	Shares repurchased in payment of exercised employee incentive stock options. No shares were repurchased in market transactions.

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

SUFFOLK BANCORP

Date: November 9, 2010	/s/ J. Gordon Huszagh
J. Gordon Huszagh
President & Chief Executive Officer

Date: November 9, 2010	/s/ Stacey L. Moran
Stacey L. Moran
Executive Vice President & Chief Financial Officer