Form 10-K
period 2010-12-31
SUFFOLK BANCORP
filed 2011-03-15
CIK 754673

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2010

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

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐    Smaller Reporting Company  ☐

Indicate by check mark whether the Registrant is a shell company.    YES  ☐    NO  ☒

The aggregate market value of the common equity held by non-affiliates of the Registrant as of the last business day of the Registrant’s most recently completed second fiscal quarter was $291.1 million.

As of January 31, 2011, there were 9,703,604 shares outstanding of the Registrant’s common stock.

Documents Incorporated by Reference

Portions of the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 12, 2011, are incorporated by reference into Part III.

On The Cover

Amityville

First visited by Huntington settlers in 1653, Amityville was originally known as Huntington West Neck South. The area was valued as a source of salt hay, which was used to feed livestock. The land was conveyed to the settlers by Chief Wyandanch in 1658.

From the onset, the area was primarily agricultural, with ties to fishing and boating.

Amityville lore notes the name change to Amityville in 1846. Two versions of the incident prevail. In one report, a meeting turned to mayhem when residents were discussing a better name for the village post office. Discussions got heated, and one participant called for “some amity.” Another version reports the name Amityville as a suggestion of mill owner Samuel Ireland, after Amity, his boat. Either way, the “friendly bay village,” Amityville, was thus named, and then formally incorporated in 1894.

Over the years, the farming and marine industries dwindled as summer visitors sought out the beaches, breezes, and recreation of the Great South Bay. Located on the beautiful South Shore in the Town of Babylon, Amityville had become a tourist destination by the early 1900s. Hotels and grand homes proliferated. One of the largest and most famous hotels was Hotel New Point, which boasted three and one-half stories, 60 guest rooms, bathhouses, and a carriage house. Situated on the Great South Bay, it was a scheduled stagecoach stop on the Pow-ell Livery schedule from the Amityville Railroad Station. Designed by Wilber Ketchum, Narrasketuck sailboats racing on the Great South Bay were a familiar sight. Entertainers, prominent members of society, writers, and artists all escaped to Amityville from Manhattan. Some of the more well-known residents and visitors included Annie Oakley, Fred Stone, Will Rogers, and Al Capone, to name a few.

But perhaps nothing catapulted Amityville to fame more that the best-selling novel, The Amityville Horror, published in 1977. Based on a true story, the book and subsequent films made Amityville a household name throughout the United States and beyond.

Today, Amityville is still the “friendly village,” known for its Victorian homes, its active “downtown,” and its inlets and waterfront amenities. While Amityville remains a recreational and cultural destination, it is also known as a business-friendly village, with a close-knit and involved community. It is a perfect location for the Suffolk County National Bank’s thirtieth branch, which opened in November 2010, and is located at the entrance to the Village at 400 Merrick Road. The Bank has received a warm welcome from business owners and consumers, who value the Bank’s dedication to serving businesses in Amityville as well as its strong community orientation.

Corporate Profile

Suffolk Bancorp does commercial banking through its wholly owned subsidiary, Suffolk County National Bank. Organized in 1890, “SCNB” is a full-service, nationally chartered commercial bank. Most of SCNB’s revenue comes from net interest income, and the remainder from charges for a variety of services. SCNB has built a good reputation for personal, attentive service, resulting in a loyal and growing clientele. SCNB operates 30 full-service offices throughout Suffolk County, New York.

The staff at SCNB works hard to develop and maintain ties to the communities it serves. SCNB’s business includes loans to small and medium-sized commercial enterprises, to professionals, and to individual consumers. Suffolk Bancorp’s main strategic focus is on small business owners and professionals and those retail customers who need a range of financial services tailored to their individual needs, and who expect the kind of personal service that is possible only through the establishment of relationships that develop over time. In recent years commercial loans of all types have increased as a percentage of the loan portfolio and have made substantial contributions to SCNB’s profitability. SCNB’s primary market is Long Island, New York. Long Island is home to approximately 2.9 million people outside of the limits of New York City and is primarily suburban in nature. Nassau County and the western end of Suffolk County are a center for commerce and are highly developed, supporting a diversified economy. The economy on eastern Long Island is based on services that support tourism, a large number of second homes, and agriculture. Together, they generate family incomes greater than the national average, providing Suffolk Bancorp with a steady and growing demand for loans and other services, and a reliable, reasonably priced supply of deposits.

Financial Highlights

	(dollars in thousands, except ratios, share, and per-share information)
	December 31,	2010	2009
EARNINGS FOR THE YEAR	Net income	$15,020	$22,548
	Net interest income	76,592	74,336
	Net income-per-share (basic)	1.56	2.35
	Cash dividends-per-share	0.81	0.88

BALANCES AT YEAR-END	Assets	$1,618,194	$1,694,496
	Net loans	1,099,002	1,148,046
	Investment securities	406,686	446,343
	Deposits	1,402,753	1,385,278
	Equity	145,584	137,171
	Shares outstanding	9,692,312	9,615,494
	Book value per common share	$15.02	$14.27

RATIOS	Return on average equity	10.46%	18.30%
	Return on average assets	0.88	1.36
	Average equity to average assets	8.43	7.41
	Net interest margin (taxable-equivalent)	5.05	4.99
	Efficiency ratio	58.40	57.11
	Net charge-offs to average net loans	0.71	0.09

CORPORATE INFORMATION

Suffolk Bancorp Annual Meeting

Tuesday, April 12, 2011, 1:00 P.M.

Suffolk County National Bank

Administrative Center

Lower Level

Four West Second Street

Riverhead, New York

S.E.C. Form 10-K

The Annual Report to the Securities and Exchange Commission on Form

10-K and documents incorporated by reference can be obtained, without charge, by writing to the Secretary, Suffolk Bancorp, 4 West Second Street,

Riverhead, New York 11901, or calling (631) 727-5667, faxing to (631) 727-3214,

or e-mailing to

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

Dear Shareholder:

To put it plainly, the past year was difficult for Suffolk Bancorp. To say otherwise would not be respectful of the facts, which included an increase in non-performing assets, an increase in our provision for loan losses from year to year, an increase in net charge-offs, the signing of a formal agreement with our primary regulator, a decline in earnings-per-share, and, consequently, a decline in the price of our stock. These have the full attention of the Board of Directors and management, have been challenging to our employees, and have been disappointing to you, our shareholders. My fellow directors and I take our responsibilities seriously, and to maintain our credibility and your confidence in the future of Suffolk Bancorp, we have faced these facts squarely. I will discuss what we plan to do about them as I continue through this message.

I do want to emphasize, even in the face of these facts, that we believe 2010 included some real achievements. Return on equity remained in double-digits, at 10.46 percent. Total risk-based capital increased to 13.22 percent, up from 11.73 percent a year ago. Book-value-per-share was $15.02, up from $14.27 last year. Our net interest margin (fully-taxable equivalent) actually widened a few basis points, to 5.05 percent from 4.99 percent. We made money. Thus, whatever challenges we face, we can address them from a position of strength.

So, what are those challenges, why do we face them, and how will we address them?

They fall into two main categories: asset quality and regulatory compliance.

Asset Quality

The key to understanding how Suffolk Bancorp’s asset quality changed is to recognize the effect of a prolonged recession followed by an anemic recovery. Fortunately for Long Island, Suffolk’s primary and almost exclusive market, the local recession was not as deep as it was nationally. Long Islanders were generally better funded than business people in many other parts of the country. Unfortunately, faced with an extended slump in revenue, the reserves of even good businesses came under strain, and some of the loans we made to them became less secure, meaning that we had to classify them as such, and make greater provisions for the allowance for loan losses. Some were unable to make timely payments, resulting in their classification as “non-performing,” in which case there was an even greater provision. A few defaulted altogether at which time we commenced foreclosure against the collateral, or in the case of unsecured credits, simply wrote them off.

So what have we done to respond to that situation?

First, subsequent to the first quarter of 2010 but as part of that quarter’s financial results, we made a substantial provision to our allowance for loan losses, increasing our coverage immediately to 1.80 percent of loans from 1.06 percent at the end of the previous quarter, to account for greater uncertainty about the quality of some of our loans.

Without delay, we went to work to reduce that uncertainty. We made and are still making numerous changes to our credit policy to identify concentrations of risk, analyze the global cash flows of our customers, reappraise and otherwise evaluate collateral, and improve credit risk management. We hired a new loan administrator and additional underwriting staff. We contracted with a loan workout specialist, and for an independent evaluation of loan concentrations. We have undertaken expanded training of our lenders in all of these disciplines, and directed them to emphasize work with our customers to resolve problems as quickly and effectively as possible before the development of new business.

The most significant project was the reappraisal of all commercial real estate securing loans in excess of $1 million which had not otherwise been conducted during the last twelve months. While cash flow is the primary basis for lending for such properties, collateral is the “insurance policy.” We and our regulators felt it was important to confirm the value of that real estate should cash flow be insufficient to pay those loans as agreed. We are pleased to report that collateral securing loan balances of $366,857,000 was appraised at $758,700,000, resulting in a ratio of loans-to-value (“LTV”) of 48 percent. We are also pleased to announce that, subsequent to year-end, of the $7.5 million of foreclosed real estate taken into Other Real Estate Owned (“OREO”) during the fourth quarter, we have already disposed of $4.7 million, owing to the determined, hard work of our lending staff. We cannot guarantee that the remainder will be sold so quickly, but the same, intense effort is being made on those properties as well.

Regulatory Compliance

The most honest assessment of how we found ourselves in a formal agreement with our primary regulator would be that for many years, we had been focused almost solely on profitability and efficiency. In a better economy, this was very much to your benefit as shareholders.

At a certain point, however, those efficiencies may have become too much of a good thing. The best illustration of this might be our headcount (full-time equivalent (“FTE”). It peaked at 426 FTE’s in 1994 when we had $811 million in assets. Ten years later, in 2004, with assets of $1.3 billion, FTE’s totaled 374. At the end of 2010, with $1.6 billion of assets, there were 370 FTE’s. Much of our ability to grow without adding staff was properly attributable to changes in technology, methods, and training, all of which improved greatly during the period. An additional part was attributable to inflation, which though moderate, was also steady throughout. But at a certain point, to continue to grow, Suffolk Bancorp’s infrastructure must be expanded in order to properly manage risk, internal controls, and administration. That time is now.

On October 25, 2010, we signed a formal agreement with our primary regulator that addressed, among other things, management, staffing, strategic planning, capital, liquidity, internal audit, a number of issues to do with credit, compliance, information technology, and encompassing them all, risk management. Even after the challenges I enumerated in the first paragraph of this message, our financial performance is still better than that of our national peer group. But our regulator was concerned that we may have been leveraging our capital and our staff in an environment where the risks were greater than they had been at any time in recent memory, and it wanted us to demonstrate that we both understand and have addressed those risks to its satisfaction. To that end, the Board and our corporate staff have been devoted to compliance with the agreement, while our line staff tends to the relationships with our customers that are the foundation of our business. We have analyzed and have made submissions on each of the articles in the agreement, augmented our compliance staff, rewritten and further tightened a score of internal policies and procedures, and continued to work with our regulator daily to comply fully with the agreement to be able to return to “business as usual,” as quickly as we can. We are improving our infrastructure so that as the economy improves, we can grow prudently, effectively, and profitably.

My colleagues on the Board and in management are optimistic about our prospects, both in relative terms in our ability to continue to outperform others in our industry, and in absolute terms to grow as improvements in the economy permit. The economy is still sluggish, and we continue to work on the formal agreement, so we make no promises about our performance in the future. Nonetheless, all of us at Suffolk believe in our mission to our shareholders, customers, and the communities we serve. Good Relationships are Good Business. That is our motto. We understand that we need to earn your trust every day. I hope that this message will take us another step in that direction.

Sincerely,

J. Gordon Huszagh
President and Chief Executive Officer

PRICE RANGE OF COMMON STOCK AND DIVIDENDS

Suffolk’s common stock is traded on the NASDAQ Global Select Market under the symbol “SUBK.” Following are quarterly high and low prices of Suffolk’s common stock as reported by NASDAQ.

2010	High	Low	Dividends	2009	High	Low	Dividends
First Quarter	$32.60	$25.00	$0.22	First Quarter	$36.97	$20.51	$0.22
Second Quarter	33.21	28.48	0.22	Second Quarter	29.00	23.17	0.22
Third Quarter	30.76	23.39	0.22	Third Quarter	31.14	24.61	0.22
Fourth Quarter	27.61	24.45	0.15	Fourth Quarter	30.46	25.90	0.22

SUMMARY OF SELECTED FINANCIAL DATA

FIVE-YEAR SUMMARY: (dollars in thousands except shares and per-share amounts)
For the year ended December 31,	2010	2009	2008	2007	2006
Interest income	$86,306	$87,008	$88,457	$89,081	$86,209
Interest expense	9,714	12,672	22,237	25,117	20,499

Net interest income	76,592	74,336	66,220	63,964	65,710
Provision for loan losses	16,945	4,275	2,050	377	966

Net interest income after provision	59,647	70,061	64,170	63,587	64,744
Other income	10,913	11,118	14,643	10,595	10,672
Other expense	51,100	48,801	42,701	40,392	39,975

Income before income taxes	19,460	32,378	36,112	33,790	35,441
Provision for income taxes	4,440	9,830	11,424	11,662	12,813

Net Income	$15,020	$22,548	$24,688	$22,128	$22,628

BALANCE AT DECEMBER 31:
Federal funds sold	$—	$—	$—	$2,700	$—
Investment securities – available for sale	396,670	437,000	382,357	392,796	403,246
Investment securities – held to maturity	10,016	9,343	11,930	9,155	10,013

Total investment securities	406,686	446,343	394,287	401,951	413,259
Net loans	1,099,002	1,148,046	1,084,470	949,609	882,096
Total assets	1,618,194	1,694,496	1,582,819	1,469,062	1,390,849
Total deposits	1,402,753	1,385,278	1,216,437	1,143,375	1,139,075
Borrowings	40,000	150,800	224,820	198,320	120,135
Stockholders’ equity	$145,584	$137,171	$112,401	$108,981	$108,566

SELECTED FINANCIAL RATIOS:
Performance:
Return on average equity	10.46%	18.30%	21.79%	21.47%	22.16%
Return on average assets	0.88	1.36	1.59	1.57	1.61
Net interest margin (taxable-equivalent)	5.05	4.99	4.75	5.06	5.16
Efficiency ratio	58.40	57.11	52.81	54.17	52.34
Average equity to average assets	8.43	7.41	7.29	7.30	7.25
Dividend pay-out ratio	52.10	37.44	34.18	39.70	39.19
Asset quality:
Non-performing loans to total loans, net of discount	3.14	2.53	0.45	0.17	0.10
Non-performing assets to total assets	2.64	1.73	0.31	0.11	0.06
Allowance to non-performing loans	60.51	41.99	185.32	459.13	846.52
Allowance to loans, net of discount	1.90	1.06	0.83	0.80	0.85
Net charge-offs (recoveries) to average net loans	0.71	0.09	0.06	(0.01)	0.36

PER-SHARE DATA:
Net income (basic)	1.56	2.35	2.58	2.24	2.20
Cash dividends	0.81	0.88	0.88	0.88	0.88
Book value at year-end	15.02	14.27	11.73	11.34	10.60
Highest market value	32.47	36.97	49.02	38.80	38.95
Lowest market value	23.20	20.51	25.68	25.55	28.17
Average shares outstanding	9,658,534	9,602,802	9,580,025	9,895,301	10,279,870

Number of full-time-equivalent employees	370	368	362	350	357
Number of branch offices	30	29	29	29	27
Number of automatic teller machines	30	29	29	26	26

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

The discussion that follows analyzes Suffolk Bancorp’s (“Suffolk”) operations for each of the past three years and its financial condition as of December 31, 2010 and 2009, respectively. Selected tabular data are presented for each of the past five years.

Summary of Recent Developments and Current Trends

Suffolk Bancorp is a one-bank holding company engaged in the commercial banking business through Suffolk County National Bank, a full-service commercial bank headquartered in Riverhead, New York. “SCNB” is Suffolk Bancorp’s wholly owned subsidiary. Organized in 1890, Suffolk County National Bank is headquartered on Long Island, with 30 offices in Suffolk County, New York.

Recent Developments

During 2010, increasing amounts of credit were available to a select group of highly qualified borrowers as banks attempted to generate assets of high quality that would provide at least some spread over more highly liquid investments such as “fed funds,” which had been priced at historically low rates of interest, typically well below 1 percent. However, deposits generally continued to increase as individuals and businesses hesitated either to spend or employ these funds elsewhere. The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Act”) was signed into law by President Obama on July 21, 2010, and established the general direction of financial regulation. Much of the law extended discretion to regulators to promulgate regulations concerning a wide variety of issues. Uncertainty as to what those regulations might be and when they might take effect, amplified that hesitation as businesses waited for clarity as to how they would affect their operations. Short-term rates remained near zero, and the “yield curve” remained comparatively steep in comparison with historic averages, with the margins between short- and long-term rates unusually wide. However, a rally in the bond market continued to lower long term rates more than short, suggesting to observers that the net interest margin of many banks might compress going forward, after having widened during the past several quarters. Low short-term rates were primarily the result of continuing, low short-term targets set by the Federal Reserve Board for federal funds and discount rates. It was also the result of continuing concern about the possibility of inflation over the longer term as a result of deficit spending by the federal government, and the development of an offsetting concern late during the previous quarter that the recovery might stall, leading to deflation. Rates of unemployment remained high by historic standards.

As disclosed previously, the prolonged slump in the economy has strained the resources of some of Suffolk’s borrowers. Suffolk is a community bank that relies upon net interest income generated by the relationships it builds with the owners of small and medium-sized businesses, in contrast to certain large banks that profit from the proprietary trading of securities and derivatives. Suffolk’s prospects remain tied more to “Main Street” than to Wall Street. At the start of the recent recession, Suffolk’s primary market area was wealthier than many other markets. Owners of small businesses and other customers appeared to have greater financial reserves than similar customers in other regions of the nation, and the development of real estate, both residential and commercial, was more mature and therefore less speculative. This contributed to a steadier and less dramatic decline than elsewhere; and Suffolk’s borrowers remained current in their obligations longer. However, as time has passed, the economy appears to have stabilized at lower levels of output and higher levels of unemployment than before 2008.

At Suffolk, interest income decreased slightly, while net interest income increased, primarily due to reduced interest expense. The net interest margin increased to 5.05 percent in 2010, up from 4.99 percent during 2009. Net interest income was offset, however, by substantially higher provisions for loan losses, which increased by 296.4 percent over 2009.

At December 31, 2010, of the $35,183,000 of non-performing loans, $32,637,000 was secured by collateral valued at approximately $50,542,000, having an average loan-to-value ratio of approximately 65 percent. The unsecured portion of $2,546,000 amounted to 23 basis points of net loans at year end. To determine the adequacy of the allowance for loan losses Suffolk considered not only the status of non-performing loans on its books, but the performance of Suffolk’s peers. Although Suffolk continues to work with borrowers to ensure the collection of non-performing credits, some of these loans were being paid more slowly than originally anticipated. This increased the allowance for loan losses to $21,288,000 at December 31, 2010, up from $12,333,000 at December 31, 2009. The majority of non-performing loans are commercial and industrial loans, and loans secured by commercial real estate. The allowance is established through a provision for loan losses based on management’s evaluation of the risk inherent in the various components of the loan portfolio and other factors, including Suffolk’s own historical loan loss experience as well as Suffolk’s peer bank loss experiences. Suffolk increased its provision for loan loss and its allocated reserve to reflect the deterioration of the overall economy, credit quality trends in the portfolios of Suffolk’s peer banks, and regulatory guidance and expectations. See “Allowance for Loan Losses.”

While non-performing assets as a percent of total assets increased much later at Suffolk than in peer banks, they increased from 173 basis points at December 31, 2009, to 264 basis points at December 31, 2010. Non-performing loans to total loans amounted to 314 basis points at December 31, 2010 from 253 basis points at December 31, 2009. As noted in the discussion above, most non-performing loans are well collateralized. However, as they remain non-accruing over a period of time, on the basis of objective and selective criteria, Suffolk may or may not elect to charge these and other loans off prudentially, even when they remain in collection and there is the reasonable remaining expectation of the recovery of amounts owed and expenses incurred in collection. These charge-offs may or may not mirror trends, on a trailing basis, in ratios of non-performing assets to total assets and non-performing loans to total loans. The amounts charged-off may be substantial in comparison with Suffolk’s past loss history, although they may result in net recoveries at some point in the future if the economy improves and borrowers’ financial conditions strengthen, although there can be no assurance that this will happen. Further discussion concerning the determination of the provision for loan losses is found in the following under the caption, “Allowance for Loan Losses.”

On October 25, 2010, the Bank, following discussion with the Office of the Comptroller of the Currency (“OCC”), entered into an agreement with the OCC (the “Agreement”). The Agreement requires the Bank to take certain actions, including a review of management, the establishment of a three-year strategic plan and capital program, and the establishment of programs related to internal audit, maintaining an adequate allowance for loan losses, real property appraisal, credit risk management, credit concentrations, Bank Secrecy Act compliance, and information technology.

Management and the Board of Directors are committed to taking all necessary actions to promptly address the requirements of the Agreement, and believe that the Bank has already made measurable progress in addressing these requirements. In connection with the foregoing, the Bank has retained legal and other resources including the services of a compliance consultant to assist and advise in meeting the requirements of the Agreement.

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

Basic Performance and Current Activities

Return on average equity decreased to 10.46 percent in 2010, down from 18.30 percent during 2009, and basic earnings-per-share decreased from $2.35 in 2009 to $1.56 in 2010. Decreases in return on average equity and basic earnings-per-share are primarily due to increased provision for loan losses, up 296.4 percent from the prior year. Additionally, the return on average equity decreased as average equity increased 16.5 percent from 2009 to 2010. Key factors included:

•	Increase in provision for loan losses of $12,670,000.

•

Increase in non-interest expense of $2,299,000, including other real estate owned (“OREO”) expense of $882,000 and legal, consulting, and other costs of approximately $500,000 to comply with formal agreement, increased legal fees for collection of loans, forced-placed insurance for properties securing loans, real estate taxes for delinquent borrowers, and increased expense for advertising.

•	Increase in provision for loan losses and increase in non-interest expense were offset by a lower tax provision than for 2009.

Although Suffolk’s net interest income after the provision for loan losses decreased, Suffolk’s net interest income and core performance improved. Key to maintaining performance was disciplined management of the balance sheet. These steps included:

•

Maintaining emphasis on both commercial and personal demand deposits, and non-maturity time deposits, as a key part of relationships with customers, while responding as necessary to demand in Suffolk’s market for certificates of deposit of all sizes. Suffolk continues its emphasis on the profitability of the whole relationship of its customers with the Bank, seeking when possible to both make loans to and obtain funding from the best qualified customers.

•

Managing net loan charge-offs and non-performing loans. During the year ended December 31, 2010, net charge-offs were 71 basis points of average net loans. Non-performing assets, including loans and OREO, amounted to $42,732,000 or 2.6 percent of total assets. Non-performing loans amounted to $35,183,000 or 3.1 percent of total loans. Lending staff’s first efforts continue to be directed to the management of such credits, and then to developing new business with an emphasis on the most profitable customer relationships.

•

Managing the investment portfolio in a difficult rate environment and continued purchases of municipal securities, which provide liquidity as well as higher returns net of taxes, and some protection from falling interest rates.

It has not been Suffolk’s policy to grant loans or to buy investment securities backed by loans which would be characterized as “sub-prime.”

Suffolk’s Business

Nearly all of Suffolk’s business is to provide banking services to its commercial and retail customers in Suffolk County, on Long Island, New York. Suffolk is a one-bank holding company. Its banking subsidiary, Suffolk County National Bank (the “Bank”), operates 30 full-service offices in Suffolk County, New York. It offers a full line of domestic, retail, and commercial banking services, and trust services. The Bank’s primary lending area includes all of Suffolk County, New York, and a limited number of loans or loan-participations in the adjacent markets of Nassau County and New York City. The Bank makes loans that are secured by commercial real estate and float with the prime rate and other indices, and that are retained in the Bank’s portfolio: commercial and industrial loans to small manufacturers, wholesalers, builders, farmers, and retailers, including dealer financing. The Bank serves as an indirect lender to the customers of a number of automobile dealers. The Bank also makes loans secured by residential mortgages, and both fixed and floating rate second mortgage loans with a variety of plans for repayment. Real estate construction loans are also offered.

Other investments are made in short-term United States Treasury debt, high-quality obligations of municipalities in New York and other states, issues of agencies of the United States government, collateralized mortgage obligations, mortgage-backed securities, and stock in the Federal Reserve Bank and the FHLBNY, each required as a condition of membership.

The Bank finances most of its activities with deposits, including demand, saving, N.O.W., and money market accounts, as well as term certificates. It also relies on other sources of funds, including inter-bank overnight loans, and sale-repurchase agreements.

General Economic Conditions

Long Island has a population of approximately 2.9 million people, which has increased about 4 percent since 2000, a growth rate on par with the New York region, but much lower than growth in the United States as a whole. Long Island has a number of important regional advantages, including public and private schools and universities that are ranked above national averages; an increasingly diversified economy with growing health, information, and business services; as well as hundreds of miles of coastline and other open spaces that draw tourists from within and beyond the region. However, Long Island also faces a number of challenges as a result of the historical fragmentation of governance among towns, villages, special authorities, and other taxing districts, as well as growing disparity in incomes.

In 2010, the total private sector gross metropolitan product (“GMP”) for Long Island was $125 billion. Consistent with the global economic recession, this is flat from 2009 and down 4.6 percent from 2008, when Long Island’s GMP was at its peak of $131 billion. Despite the prolonged economic recession, the Long Island GMP is still up 10 percent for the decade due to sustained private sector expansion of about 2.5 percent per year from 2001 through 2007. As compared to the rest of the nation, Long Island’s recession was deeper and has taken longer to recover. From 2008 to 2009, the U.S. private sector gross domestic product (“GDP”) shrank by 3.3 percent. Long Island’s GMP contracted at an even higher rate of 4.3 percent. By 2010, the nation had returned to economic growth at a rate of 2.3 percent. Long Island’s rate of contraction has slowed of late; in 2010 it remained slightly negative at (0.4) percent. (Source: Long Island Index 2011)

Results of Operations

Net Income

Net income was $15,020,000, a decrease of 33.4 percent from $22,548,000 in 2009, which decreased 8.7 percent from $24,688,000 in 2008. Basic earnings-per-share were $1.56 during 2010, compared to $2.35 in 2009 and $2.58 in 2008. The decrease in net income is primarily due to an increased provision for possible loans losses, up 296.4 percent over 2009.

Net Interest Income

Net interest income during 2010 was $76,592,000, up 3.0 percent from $74,336,000 in 2009, which was up 12.3 percent from $66,220,000 in 2008. Net interest income is the most significant part of the net income of Suffolk. The net interest rate margin, on a taxable-equivalent basis, was 5.05 percent in 2010, 4.99 percent during 2009, and 4.75 percent in 2008. Average rates of interest on average interest-earning assets decreased to 5.66 percent in 2010, down from 5.80 percent in 2009, and 6.27 percent in 2008. Average rates on average interest-bearing liabilities decreased to 0.95 percent in 2010, down from 1.24 percent in 2009, and 2.24 percent in 2008. Demand deposits remained a significant source of funds as a percentage of total liabilities.

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

Year ended December 31,	2010			2009			2008
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Interest-earning assets
U.S. Treasury securities	$8,241	$290	3.52%	$9,577	$371	3.87%	$9,988	$407	4.07%
Collateralized mortgage obligations	181,463	7,691	4.24	148,566	7,505	5.05	145,285	7,878	5.42
Mortgage-backed securities	557	37	6.58	603	41	6.80	721	49	6.80
Obligations of states & political subdivisions	220,957	11,858	5.37	194,089	10,762	5.54	164,296	9,570	5.82
U.S. government agency obligations	38,525	769	2.00	79,358	2,057	2.59	94,801	3,663	3.86
Other securities	6,624	399	6.02	8,029	434	5.41	9,278	482	5.20
Federal funds sold & interest-bearing bank accounts	10,100	28	0.28	15,170	51	0.34	17,875	314	1.76
Loans, including non-accrual loans
Commercial, financial & agricultural loans	254,557	15,158	5.95	235,202	13,863	5.89	223,722	14,568	6.51
Commercial real estate mortgages	400,999	26,304	6.56	363,256	24,613	6.78	329,121	23,562	7.16
Real estate construction loans	114,389	6,781	5.93	133,894	9,000	6.72	106,608	8,594	8.06
Residential mortgages (1st and 2nd liens)	200,029	12,223	6.11	208,696	12,731	6.10	194,915	12,175	6.25
Home equity loans	84,152	3,544	4.21	78,788	3,311	4.20	68,972	3,799	5.51
Consumer loans	74,200	5,281	7.12	85,634	5,951	6.95	95,030	6,672	7.02
Other loans	1,591		—	1,824		—	3,108	—	—

Total interest-earning assets	$1,596,384	$90,363	5.66%	$1,562,686	$90,690	5.80%	$1,463,720	$91,733	6.27%

Cash & due from banks	$39,397			$44,037			$45,718
Other non-interest-earning assets	66,603			55,703			45,300

Total assets	$1,702,384			$1,662,426			$1,554,738
Interest-bearing liabilities
Saving, N.O.W., & money market deposits	$601,953	$3,340	0.55%	$563,513	$3,630	0.64%	$467,180	$6,334	1.36%
Time deposits	324,105	4,704	1.45	328,853	6,068	1.85	319,888	9,852	3.08

Total saving & time deposits	926,058	8,044	0.87	892,366	9,698	1.09	787,068	16,186	2.06
Federal funds purchased & securities sold under agreements to repurchase	490	3	0.55	4,863	120	2.47	49,260	1,417	2.88
Other borrowings	92,679	1,667	1.80	127,123	2,854	2.25	157,618	4,635	2.94

Total interest-bearing liabilities	$1,019,227	$9,714	0.95%	$1,024,352	$12,672	1.24%	$993,946	$22,238	2.24%

Rate spread			4.71%			4.57%			4.03%
Non-interest-bearing deposits	$504,680			$478,886			$430,610
Other non-interest-bearing liabilities	34,887			35,983			16,906

Total liabilities	$1,558,794			$1,539,221			$1,441,462
Stockholders’ equity	143,590			123,205			113,276

Total liabilities & stockholders’ equity	$1,702,384			$1,662,426			$1,554,738
Net interest income (taxable-equivalent basis) & interest rate margin		$80,649	5.05%		$78,018	4.99%		$69,495	4.75%
Less: taxable-equivalent basis adjustment		(4,057)			(3,682)			(3,275)

Net interest income		$76,592			$74,336			$66,220

Interest income on a taxable-equivalent basis includes the additional amount of interest income that would have been earned if Suffolk’s investment in nontaxable U.S. Treasury securities and states and municipal obligations had been subject to New York State and federal income taxes yielding the same after-tax income. The rate used for this adjustment was approximately 34 percent for federal income taxes and 9 percent for New York State income taxes for all periods. For each of the years 2010, 2009, and 2008, $1.00 of nontaxable income from obligations of states and political subdivisions equates to fully taxable income of $1.52, and $1.00 of nontaxable income from taxable obligations of states and political subdivisions equates to fully taxable income of $1.50. In addition, in 2010, 2009, and 2008, $1.00 of nontaxable income on U.S. Treasury securities equates to $1.02 of fully taxable income. Various loan fees included in interest income amounted to $1,304,000; $1,594,000; and $1,817,000 in 2010, 2009, and 2008, respectively.

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

	In 2010 over 2009 Changes Due to			In 2009 over 2008 Changes Due to
	Volume	Rate	Net Change	Volume	Rate	Net Change
Interest-earning assets
U.S. Treasury securities	$(49)	$(32)	$(81)	$(16)	$(20)	$(36)
Collateralized mortgage obligations	1,507	(1,322)	185	175	(548)	(373)
Mortgage-backed securities	(3)	(1)	(4)	(8)	—	(8)
Obligations of states & political subdivisions	1,448	(352)	1,096	1,666	(475)	1,191
U.S. government agency obligations	(890)	(398)	(1,288)	(532)	(1,074)	(1,606)
Corporate bonds & other securities	(81)	46	(35)	(67)	19	(48)
Federal funds sold & interest-bearing bank accounts	(15)	(8)	(23)	(41)	(222)	(263)
Loans, including non-accrual loans	1,404	(1,582)	(178)	5,595	(5,495)	100

Total interest-earning assets	$3,321	$(3,649)	$(328)	$6,772	$(7,815)	$(1,043)

Interest-bearing liabilities
Saving, N.O.W., & money market deposits	$236	$(526)	$(290)	$1,113	$(3,817)	$(2,704)
Time deposits	(86)	(1,278)	(1,364)	269	(4,053)	(3,784)
Federal funds purchased & securities sold under agreements to repurchase	(63)	(54)	(117)	(1,120)	(177)	(1,297)
Other borrowings	(684)	(503)	(1,187)	(801)	(980)	(1,781)

Total interest-bearing liabilities	$(597)	$(2,361)	$(2,958)	$(539)	$(9,027)	$(9,566)

Net change in net interest income (taxable-equivalent basis)	$3,918	$(1,288)	$2,630	$7,311	$1,212	$8,523

Interest Income

Interest income decreased to $86,306,000 in 2010, down 0.8 percent from $87,008,000 in 2009, which was down 1.6 percent from $88,457,000 in 2008.

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

The company seeks to create a portfolio that is diversified across different classes of assets. Historically, bonds have returned more than cash, and been less volatile than mortgage-backed securities (“MBS”). The steady return on bonds can also offset the decline in variable loan yields as interest rates fall. Collateralized mortgage obligations (“CMO’s”) provide more predictable cash flows because payments are assigned to specific securities (“tranches” or slices) in the order in which they are received, in contrast to a traditional security backed by a pool of mortgages in which investors share payments equally pro rata, based on the percentage of the pool they own. Analysis of CMO’s requires careful due diligence of the mortgages that serve as the underlying collateral. Suffolk has never owned mortgage obligations with underlying collateral that could be classified as “sub-prime.” Tranche structure, final maturity, and credit support also provide improved assurance of repayment. There are CMO’s which have experienced increased delinquencies in the underlying loan portfolio; however, these securities are in senior tranches where delinquencies and foreclosures result in accelerated cash flows received, and not losses. Suf-folk reviews its investments for impairment regularly, and to date, none have been determined to be other-than-temporarily impaired due to credit.

Average investment in U.S. government agency securities decreased to $38,525,000 from $79,358,000 in 2009, and $94,801,000 in 2008. Average balances of CMO’s increased to $181,463,000 in 2010 from $148,566,000 in 2009, and $145,285,000 in 2008. Average investments in municipal securities increased to $220,957,000 in 2010, up from $194,089,000 in 2009 and $164,296,000 in 2008. U.S. Treasury, U.S. government agency, collateralized mortgage obligations, and municipal securities provide collateral for various liabilities to municipal depositors. Securities are Suffolk’s primary source of liquidity. With regard to securities characterized as available for sale, in general, Suf-folk has the intent and ability to hold them until maturity. The following table summarizes Suffolk’s investment securities available for sale and held to maturity as of the dates indicated: (in thousands)

December 31,	2010	2009	2008
Investment securities available for sale, at fair value:
U.S. Treasury securities	$8,102	$8,318	$10,152
U.S. government agency debt securities	22,495	43,205	76,477
Collateralized mortgage obligations	162,323	192,393	131,841
Mortgage-backed securities	510	599	595
Obligations of states & political subdivisions	203,240	192,485	163,292

Total investment securities available for sale	396,670	437,000	382,357

Investment securities held to maturity:
Obligations of states & political subdivisions	9,936	9,243	11,830
Other securities	80	100	100

Total investment securities held to maturity	10,016	9,343	11,930

Total investment securities	$406,686	$446,343	$394,287

Fair value of investment securities held to maturity	$10,703	$10,096	$12,515
Unrealized gains	695	755	596
Unrealized losses	8	2	11

The amortized cost, maturities, and approximate weighted average yields, at December 31, 2010 are as follows: (in thousands)

	Available for Sale						Held to Maturity
	U.S. Treasury Securities		U.S. Govt. Agency Debt		Obligations of States & Political Subdivisions		Obligations of States & Political Subdivisions		Other Securities
Maturity (in years)	Fair Value	Yield	Fair Value	Yield	Fair Value	Yield	Amortized Cost	Yield	Amortized Cost	Yield	Total	Yield
Within 1	$—	—	$7,224	3.21%	$1,002	4.89	$2,270	2.67%	$—	—	$10,496	3.25%
After 1 but within 5	8,102	3.51%	15,271	2.51%	32,002	3.67%	3,861	4.12%	—	—	$59,236	3.38%
After 5 but within 10	—	—	—	—	161,275	3.67%	3,805	5.73%	—	—	$165,080	3.72%
After 10	—	—	—	—	8,961	4.02%	—	—	—	—	$8,961	4.02%
Other securities	—	—	—	—	—	—	—	—	80	—	$80	—

Subtotal	$8,102	3.51%	$22,495	2.73%	$203,240	3.69%	$9,936	4.41%	$80	—	$243,853	3.63%
Collateralized mortgage obligations (1)											$162,323	5.31%
Mortgage-backed securities (1)											$510	7.40%

Total	$8,102	3.51%	$22,495	2.73%	$203,240	3.69%	$9,936	4.41%	$80	—	$406,686	4.30%

(1)	At fair value

As a member of the Federal Reserve System, the Bank owns Federal Reserve Bank stock with a book value of $652,000. Being an equity investment, the stock has no maturity. There is no public market for this investment. The last dividend was 6.0 percent.

As a member of the FHLBNY, the Bank owns FHLBNY stock with a book value of $3,531,000. As of December 31, 2010, the Bank owns 17,314 shares valued at $1,731,000 as its membership portion. The remaining $1,800,000 in stock is owned based on borrowing activity requirements. Being an equity investment, the stock has no maturity. There is no public market for this investment. The last declared dividend was 5.8 percent. We evaluated whether or not the value of FHLBNY stock was impaired. As the FHLBNY has continued to pay dividends and has not restricted redemptions, we concluded the stock was not impaired as of December 31, 2010.

Loan Portfolio

Loans, net of unearned discounts but before the allowance for loan losses, totaled $1,120,290,000. Loans secured by commercial real estate amounted to $433,737,000 and comprise 38.7 percent of the portfolio, the largest single component, up from $375,652,000 in 2009, and $352,502,000 in 2008. Commercial, financial, and agricultural loans followed at $252,334,000, down 2.8 percent from $259,565,000 at the end of 2009. These loans are made to small local businesses throughout Suffolk County. Commercial loan balances are seasonal, particularly in the Hamptons where retail inventories rise in the spring and decline by autumn. Consumer loans are a declining part of the portfolio. Net of unearned discounts, they totaled $67,814,000 at the end of 2010, down 15.6 percent from $80,352,000 at year-end 2009. Consumer loans include indirect, dealer-generated automobile loans. Competition among commercial banks and with captive finance companies of automobile manufacturers has reduced yields and volume. Additionally, rising fuel costs and uncertainties regarding the economy have led to a decline in consumer confidence, affecting automobile sales. Regional financial institutions have tightened their lending activities as a result of turmoil in the credit markets, offering continuing opportunity for real estate construction, and residential and commercial mortgage lending.

The remaining significant components of the loan portfolio are residential mortgages at $195,993,000, down 8.6 percent from $214,501,000; home equity loans at $84,696,000, up 2.3 percent from $82,808,000; and construction loans at $84,589,000, down 36.6 percent from $133,431,000. Construction loans decreased primarily because as the projects securing these loans have been completed they are moved into permanent financing as they begin to generate their intended cash flows. These loans have been underwritten on the basis of reasonable ratios of loan-to-value, evaluations of projected cash flows, guarantees for permanent financing in place prior to granting the interim credit, and the ability of the borrower to repay the loan from sources other than the sale of the secured property. Other loans consist of overdraft advances nearly all of which have been repaid subsequent to year-end.

The following table categorizes total loans (net of unearned discounts) at December 31: (in thousands)

	2010		2009		2008		2007		2006
Commercial, financial & agricultural loans	$252,334	22.5%	$259,565	22.4%	$220,946	20.2%	$204,222	21.3%	$182,801	20.5%
Commercial real estate mortgages	433,737	38.7%	375,652	32.4%	352,502	32.2%	317,262	33.1%	290,893	32.7%
Real estate — construction loans	84,589	7.5%	133,431	11.5%	131,889	12.1%	83,715	8.7%	80,687	9.1%
Residential mortgages (1st and 2nd liens)	195,993	17.5%	214,501	18.5%	216,127	19.8%	184,599	19.3%	154,959	17.4%
Home equity loans	84,696	7.6%	82,808	7.1%	75,654	6.9%	67,081	7.0%	76,361	8.6%
Consumer loans	67,814	6.1%	80,352	6.9%	94,691	8.7%	99,298	10.4%	103,054	11.6%
Other loans	1,127	0.1%	14,070	1.2%	1,712	0.2%	1,104	0.1%	892	0.1%

Total loans (net of unearned discounts)	$1,120,290	100%	$1,160,379	100%	$1,093,521	100%	$957,281	100%	$889,647	100%

Commercial mortgages and commercial real estate construction loans totaled $516,068,000 as of December 31, 2010, up from $507,516,000 as of December 31, 2009, representing 46.1 percent and 43.7 percent of the total loan portfolio, respectively. Commercial mortgages and commercial real estate construction loans consist of the following as of December 31, 2010: 6 percent vacant land loans, 16 percent commercial construction loans, 22 percent for non-owner-occupied commercial mortgages, and 56 percent for owner-occupied commercial mortgages. Commercial mortgages and commercial real estate construction loans consist of the following as of December 31, 2009: 7 percent vacant land loans, 19 percent commercial construction loans, 25 percent for non-owner-occupied commercial mortgages, and 49 percent for owner-occupied commercial mortgages. Commercial real estate construction loans were generally underwritten on the basis of reasonable ratios of loan-to-value, evaluations of projected cash flows, and commitments for permanent financing in place prior to granting an interim credit. Non-performing commercial mortgages and commercial real estate construction loans have increased to $25,995,000 at December 31, 2010, up from $20,483,000 as of December 31, 2009. These loans have been evaluated for impairment and provisions have been made to recognize impaired balances. Please refer to the Summary of Loan Losses and Allowance for Loan Losses section for information regarding the provision for loan losses.

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

The following table shows non-accrual, past due, and restructured loans past due at December 31: (in thousands)

	2010	2009	2008	2007	2006
Loans accruing but past due contractually
90 days or more	$—	$173	$699	$23	$68
Loans not accruing interest	35,183	19,124	4,185	1,648	824
Restructured loans past due	493	10,075	—	—	—

Total	$35,676	$29,372	$4,884	$1,671	$892

Total non-performing loans and restructured loans past due as of December 31, 2010 amounted to $35,676,000. Of that amount, $32,637,000 was secured by collateral valued at approximately $50,542,000, having a cumulative loan-to-value of approximately 65 percent.

Interest on loans that are no longer accruing interest would have amounted to about $1,510,000 for 2010 under the contractual terms of those loans. Suffolk records the payment of interest on such loans as a reduction of principal. Interest income recognized on restructured and non-accrual loans was $1,188,000 for 2010, and immaterial for the years 2009 and 2008. Suffolk has a formal procedure for internal credit review to more precisely identify risk and exposure in the loan portfolio.

Impaired loans are segregated and reviewed separately. Impaired loans secured by collateral are reviewed based on their collateral and the estimated time required to recover Suffolk’s investment in the loan as well as the cost of doing so, and the estimate of the recovery anticipated. Reserves are allocated to impaired loans based on this review. The allocated reserve is an estimation of losses specific to individual impaired loans. Allocated reserves are established based on an analysis of the most probable sources of repayment and liquidation of collateral. Reserves allocated to impaired loans were $3.3 million and $3.0 million as of December 31, 2010 and December 31, 2009, respectively. While every non-performing loan is evaluated individually, not every loan requires an allocated reserve. Allocated reserves fluctuate based on changes in the underlying loans, anticipated sources of repayment, and charge-offs.

The following table summarizes impaired loans with and without valuation reserves by loan type: (in thousands)

	December 31, 2010				December 31, 2009
	Impaired Loans with Valuation Reserves	Impaired Loans without Valuation Reserves	Total Impaired Loans	Total Valuation Reserves	Impaired Loans with Valuation Reserves	Impaired Loans without Valuation Reserves	Total Impaired Loans	Total Valuation Reserves
Commercial, financial & agricultural loans	$4,183	$711	$4,894	$2,648	$5,983	$—	$5,983	$1,967
Commercial real estate mortgages	289	12,586	12,875	27	15,547	—	15,547	621
Real estate construction loans	6,546	6,574	13,120	671	10,774	—	10,774	407
Residential mortgages (1st and 2nd liens)	—	3,466	3,466	—	—	1,820	1,820	—
Home equity loans	—	986	986	—	—	65	65	—
Consumer loans	—	75	75	—	—	153	153	—

Total	$11,018	$24,398	$35,416	$3,346	$32,304	$2,038	$34,342	$2,995

The following table summarizes information regarding impaired loans: (in thousands)

December 31,	2010	2009
Average of individually impaired loans during the year	$42,580	$20,838

Impairment was measured on approximately $26,495,000 or 75 percent of our impaired loans as of December 31, 2010 with the assistance of a third-party appraisal. As of December 31, 2009, impairment was measured on approximately $6,009,000 or 18 percent of our impaired loans with the assistance of a third-party appraisal. Collateral-dependent loans are evaluated for impairment when a loan becomes 90 days past due or another impairment indicator is identified. At the time a loan is evaluated for impairment, an appraisal is ordered from an independent third-party licensed appraiser for loans in excess of $250,000. Typically, it takes approximately 30-90 days to receive and review the appraisal on a commercial real estate mortgage. To date, the Company has not experienced any significant delays between ordering appraisals and recognizing charge-offs. While waiting for an updated appraisal, we continue to contact the borrower to arrange a payment plan and monitor for any payment. Since the majority of the collateral securing impaired loans are within our local market, an officer of the Bank may drive by to make an initial assessment of the property’s condition.

Once the updated appraisal is received, if the fair value less estimated costs to sell is less than the carrying amount of the loan, we record a charge-off for the difference. We do not increase the value of any of our loans based upon an appraisal amount greater than our carrying amount. All collateral-dependent impaired loans have had a third-party appraisal during the past 12 months, except for one loan whose most recent appraisal dated 2009 was discounted by 10 percent. Additionally, the Bank has obtained updated appraisals during 2010 for most of the commercial real estate portfolio including non-impaired loans, and commercial real estate and construction loans totaling $516,068,000 at December 31, 2010. Of this balance, updated appraisals were obtained for $366,857,000, representing 71 percent of the portfolio. The total combined collateral value of the $366,857,000 loans recently appraised totaled $758,700,000. This represents a total combined loan-to-value ratio of 48 percent for the loans most recently appraised. As of December 31, 2010, our impaired loans inclusive of previously recognized charge-off amounts totaled $37,565,000. Subsequent to charging off the difference, collateral-dependent loans are deemed to be non-performing impaired loans. As of December 31, 2010, there is one loan totaling $6,546,000 that has been restructured for which a partial charge-off has been recognized totaling $1,400,000. The terms of the restructured loan include a reduced interest rate. The loan is currently classified as non-accrual. Additional funds have been advanced for this loan, and a valuation reserve has been established for these advances.

At December 31, 2010, impaired loans totaling $24,398,000 have no associated valuation allowance. For these loans, an evaluation for impairment was completed with no measurement of impairment. The measurement is based upon the appraisal methodology described above for collateral-dependent loans. For non-collateral-dependent loans, measurement is based on the present value of future cash flows. As measuring impairment is an estimate which requires judgment, future results of operations may be negatively affected by outcomes different from those estimated.

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

In addition, external factors are considered for areas of concern that cannot be fully quantified in the allocation based on historical net charge-off ratios. External factors include:

•	Economic outlook

•	Trends in delinquency and problem loans

•	Changes in loan volume and nature of terms of loans

•	Effects of changes in lending policy

•	Experience, ability, and depth of lending management and staff

•	Concentrations of credit

•	Board and Loan Review oversight

•	Changes in value of underlying collateral

•	Competition, regulation, and other external factors

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

Delinquent, non-performing, and classified loans have trended upward. These are primary factors in the determination of the allowance.

At December 31, 2010, non-performing loans and past due restructured loans totaled $35,676,000 as compared with $29,372,000 at December 31, 2009. When compared to total loans, non-performing loans rose to 3.14 percent at December 31, 2010, up from 2.53 percent at December 31, 2009. Commercial mortgages and commercial real estate construction loans were primarily responsible for the increase. Non-performing loans include all non-accrual loans and loans 90 days or more delinquent.

The following table summarizes Suffolk’s non-performing loans by category: (in thousands of dollars except for ratios)

	Non-performing Loans
	12/31/2010	% of Total	Total Loans 12/31/2010	% of Total Loans	12/31/2009	% of Total	Total Loans 12/31/2009	% of Total Loans
Commercial, financial & agricultural	$5,134	14.6%	$252,334	2.03%	$7,328	24.9%	$259,565	2.82%
Commercial real estate	12,873	36.6%	433,737	2.97%	9,709	33.1%	375,652	2.58%
Real estate construction loans	13,120	37.3%	84,589	15.51%	10,774	36.7%	133,431	8.07%
Residential mortgages (1st & 2nd liens)	2,996	8.5%	195,993	1.53%	1,344	4.6%	214,501	0.63%
Home equity loans	985	2.8%	84,696	1.16%	65	0.2%	82,808	0.08%
Consumer loans	75	0.2%	67,814	0.11%	152	0.5%	80,352	0.19%
Other loans	—	0.0%	1,127	0.00%	—	0.0%	14,070	0.00%

Total non-performing loans	$35,183	100%	$1,120,290	3.14%	$29,372	100%	$1,160,379	2.53%

The following table details the collateral value securing non-performing loans: (in thousands)

	December 31, 2010		December 31, 2009
	Non-performing Loans Principal Balance	Collateral Value	Non-performing Loans Principal Balance	Collateral Value
Commercial, financial & agricultural loans	$5,133	$—	$7,328	$—
Commercial real estate mortgages	12,873	19,870	9,709	22,145
Real estate construction loans	13,120	16,265	10,774	13,140
Residential mortgages (1st and 2nd liens)	2,996	10,023	1,344	3,772
Home equity loans	986	4,384	65	657
Consumer loans	75	—	152	—

Total	$35,183	$50,542	$29,372	$39,714

For non-performing loans, cash receipts are applied entirely against principal until the loan has been collected in full, after which time, any additional cash receipts are recognized as interest income. When, in management’s judgment, the borrower’s ability to make required interest and principal payments resumes and collectability is no longer in doubt, the loan is returned to accrual status. When interest accruals are suspended, accrued interest income is reversed and charged to earnings. During the years ended December 31, 2010 and 2009, interest income totaling $1,239,000 and $957,000, respectively, was recognized on impaired loans. Cash basis interest income recognized on those loans during that period was immaterial.

Restructured loans totaled $20,856,000 at December 31, 2010 and $11,674,000 at December 31, 2009. The increase in restructured loans is the result of the prolonged economic slowdown in the region. Included in non-performing loans are restructured loans of $8,488,000 at December 31, 2010, that are no longer accruing interest. Subsequent to restructure, there has been $671,000 in advances funded on non-performing restructured loans outstanding as of December 31, 2010.

As of December 31, 2010 and December 31, 2009, we consider the non-performing restructured loans totaling $8.5 million and $10.3 million, respectively, to be impaired loans. The loans that have been restructured have been modified as to interest rate, due dates, or extension of the maturity date. Restructured loans are considered to be non-accrual loans, if at the time of restructuring the loan was deemed non-accrual. Once a sufficient amount of time has passed, generally six months, if the restructured loan has performed under the modified terms, the loan is returned to accrual status. In addition to the passage of time, we also consider the collateral value and the ability of the borrower to continue to make payments in accordance with the modified terms. During the year ended December 31, 2010, there were no restructured loans returned to accrual status. During the year ended December 31, 2010, there were restructured loans charged-off totaling $65,000. During the year ended December 31, 2010, a restructured loan totaling $7,275,000 had $1,400,000 of the balance charged-off during the quarter ended June 30, 2010 as a result of a new appraisal indicating the fair value less estimated costs to sell was less than the carrying amount of the loan.

As of both December 31, 2010 and December 31, 2009, we have not performed any commercial real estate (CRE) or other type of loan workouts whereby an existing loan was restructured into multiple new loans.

During the year ended December 31, 2010, Suffolk acquired three properties through foreclosure (“OREO”.) The carrying value of OREO, which is recorded at fair value, less estimated selling costs, was $7,549,000 at December 31, 2010. Subsequent to year end, $4,742,000 of OREO was sold for a net gain of $448,000.

As of December 31, 2010, classified loans amounted to 6.85 percent of total loans, as compared with 3.48 percent at December 31, 2009. The increase is attributable to the prolonged national and regional economic slowdown.

Real estate construction loans amount to $84,589,000 as of December 31, 2010. Non-performing real estate construction loans total $13,120,000, which is 15.5 percent of the real estate construction portfolio.

The following table presents information regarding real estate construction loans: (in thousands)

	Non-performing Real Estate Construction Loans
	December 31, 2010				December 31, 2009
	Balance Outstanding	Non- performing Balance	Impaired Balance	Allowance Allocation	Balance Outstanding	Non- performing Balance	Impaired Balance	Allowance Allocation
Real estate construction loans	$84,589	$13,120	$13,120	$671	$133,431	$10,774	$10,774	$407
All loans	$1,120,290	$35,183	$35,416	$21,288	$1,160,379	$29,372	$34,342	$12,333
Real estate construction loans as % of all loans	7.55%	37.29%	37.05%	3.15%	11.50%	36.68%	31.37%	3.30%

The following table presents non-performing and collateral value information on real estate construction loans: (in thousands)

	December 31, 2010			December 31, 2009
	Non- performing Balance	Total Collateral Value	Loan to Value Ratio	Non- performing Balance	Total Collateral Value	Loan to Value Ratio
Real estate construction loans	$13,120	$16,265	81%	$10,774	$13,140	82%

Real estate construction loans as a percentage of the loan portfolio have decreased since December 31, 2009; however, the non-performing balance of real estate construction loans as a percentage of all non-performing loans has increased from 36.68 percent at December 31, 2009 to 37.29 percent at December 31, 2010. Although the allowance has increased during that same period, it has not increased to the same extent as the increase in non-performing loans. This is a result of the measurement of impairment, and because of the collateral value of the real estate construction portfolio, reserves were not required to reflect the same level of increase as the non-performing loans themselves.

Suffolk recorded a provision for loan losses for the year ended December 31, 2010 of $16,945,000, an increase of $12,670,000 as compared to the year ended December 31, 2009. The total provision recorded for the year ended December 31, 2009 was $4,275,000. During the year ended December 31, 2010, Suffolk recorded $8,041,000 in net loan charge-offs compared to $993,000 for the year ended December 31, 2009. The increase in the provision for loan losses and net charge-offs in 2010 is primarily the result of the prolonged decline in the regional economy, which has resulted in customers who are not able or willing to remain current in their obligations. Suffolk believes that the allowance for loan losses of $21,288,000, or 1.90 percent of total loans at December 31, 2010, is adequate based on its review of overall credit quality indicators and ongoing loan monitoring processes. As required by the Agreement with the OCC, Suffolk is in the process of reviewing its allowance for loans losses, which may result in an increased provision to the allowance.

Summary of Loan Losses and Allowance for Loan Losses

The allowance for loan losses is determined by continuous analysis of the loan portfolio. That analysis includes changes in the size and composition of the portfolio, historical loan losses, industry-wide losses, current and anticipated economic trends, and details about individual loans. It also includes estimates of the actual value of collateral and other possible sources of repayment. There can be no assurance that the allowance is, in fact, adequate. When a loan, in full or in part, is deemed uncollectible, it is charged against the allowance. This happens when it is well past due and the borrower has not shown the ability or intent to make the loan current, or the borrower does not have enough assets to pay the debt, or the value of the collateral is less than the balance of the loan and not likely to improve soon. Residential real estate and consumer loans are analyzed as a group and not individually because of the large number of loans, small balances, and historically low losses. In the future, the provision for loan losses may change as a percentage of total loans. The percentage of net charge-offs to average net loans during 2010 was 0.71 percent, compared to 0.09 percent in 2009, and 0.06 percent during 2008. The ratio of the allowance for loan losses to loans, net of discounts, was 1.90 percent at the end of 2010, up from 1.06 percent in 2009 and 0.83 percent in 2008. A summary of transactions follows: (in thousands)

Year ended December 31,	2010	2009	2008	2007	2006
Allowance for loan losses, January 1,	$12,333	$9,051	$7,672	$7,551	$9,828

Loans charged-off:
Commercial, financial & agricultural loans	4,918	806	694	133	3,547
Commercial real estate mortgages	230	—	—	—	—
Real estate — construction loans	1,679	—	—	—	—
Residential mortgages (1st and 2nd liens)	769	—	—	—	—
Home equity loans	315	—	—	—	—
Consumer loans	317	404	337	48	210
Other loans	—	—	—	—	—

Total Charge-offs	$8,228	$1,210	$1,031	$181	$3,757

Loans recovered after being charged-off	2010	2009	2008	2007	2006
Commercial, financial & agricultural loans	69	41	155	79	56
Commercial real estate mortgages	—	—	—	—	—
Real estate — construction loans	—	—	—	—	—
Residential mortgages (1st and 2nd liens)	—	—	—	—	—
Home equity loans	—	—	—	—	—
Consumer loans	118	176	234	236	458
Other loans	—	—	—	—	—

Total recoveries	$187	$217	$389	$315	$514

Net loans charged-off (recovered)	8,041	993	642	(134)	3,243
Reclass to Allowance for Contingent Liabilities (1)	51	—	(29)	(390)	—
Provision for loan losses	16,945	4,275	2,050	377	966

Allowance for loan losses, December 31,	$21,288	$12,333	$9,051	$7,672	$7,551

(1)	Prior year amounts not reclassified due to immateriality.

Suffolk considers the determination of the allowance for loan losses to involve a higher degree of judgment and complexity than its other significant accounting policies. Suffolk maintains an allowance for loan losses at a level that management believes will be adequate to absorb probable losses on existing loans that may become uncollectible based on evaluations of collectability. Suffolk’s underwriting standards generally require a loan-to-value ratio of 75 percent or less, and when applicable, a debt coverage ratio of at least 120 percent, at the time a loan is originated. Suffolk has not been directly affected by the increase in defaults of sub-prime mortgages as Suffolk does not originate, or hold in portfolio, sub-prime mortgages. The allowance for loan loss analysis includes changes in the size and composition of the portfolio, Suffolk’s own historical loan losses, current and anticipated economic trends, and details about individual loans. It also includes estimates of the actual value of collateral, other possible sources of repayment and estimates that are susceptible to significant changes due to changes in appraisal values of collateral, national and regional economic conditions, and other factors. The analysis also considers the loan loss history of Suffolk’s peers with similar characteristics. In assessing the adequacy of the allowance, Suffolk reviews its loan portfolio by separate categories which have similar risk and collateral characteristics; e.g. commercial loans, commercial real estate, construction loans, residential mortgages, home equity loans, and consumer loans. Management conducts a monthly analysis of the loan portfolio which evaluates any loan designated as having a high risk profile including but not limited to, loans classified as “Substandard” or “Doubtful” as defined by regulation, loans criticized internally or designated as “Special Mention,” delinquencies, expirations, overdrafts, loans to customers having experienced recent operating losses and loans identified by management as impaired. The analysis is performed to determine the amount of the allowance which would be adequate to absorb probable losses contained in the loan portfolio. The analytical process is regularly reviewed and adjustments may be made based on the assessments of internal and external influences on credit quality. As required by the Agreement with the OCC, Suffolk is in the process of reviewing its allowance for loan losses policy which may result in an increase to the allowance. During 2010, Suffolk experienced an increase in classified and criticized loans as a result of the deterioration of the economy and resulting failure of businesses, devaluation of assets, and the effect on customers’ ability to service debt. This was further noted in Suffolk’s review of the report of the Bank’s third-party loan reviewer.

The following tables summarize the allowance for loan losses by category for the periods presented: (in thousands)

	Impaired Allocation 12/31/2010	Remaining Allocation 12/31/2010	Total Allocation 12/31/2010	% of Total
Commercial, financial & agricultural loans	$2,648	$5,848	$8,496	39.9%
Commercial real estate mortgages	27	6,074	6,101	28.7%
Real estate construction loans	671	2,128	2,799	13.1%
Residential mortgages (1st and 2nd liens)	—	1,929	1,929	9.1%
Home equity loans	—	1,509	1,509	7.1%
Consumer loans	—	454	454	2.1%

Allowance for loan losses	$3,346	$17,942	$21,288	100%

	Impaired Allocation 12/31/2009	Remaining Allocation 12/31/2009	Total Allocation 12/31/2009	% of Total
Commercial, financial & agricultural loans	$1,967	$3,559	$5,526	44.8%
Commercial real estate mortgages	621	3,023	3,644	29.5%
Real estate construction loans	407	851	1,258	10.2%
Residential mortgages (1st and 2nd liens)	—	1,154	1,154	9.4%
Home equity loans	—	280	280	2.3%
Consumer loans	—	471	471	3.8%

Allowance for loan losses	$2,995	$9,338	$12,333	100%

The following table summarizes the allowance for loan losses allocated by loan type: (dollars in thousands)

As of December 31,	2010	% of Total	2009	% of Total	2008	% of Total	2007	% of Total	2006	% of Total
Commercial, financial & agricultural loans	$8,486	39.9%	$5,421	44.0%	$3,875	42.8%	$3,762	49.0%	$2,852	37.7%
Commercial real estate mortgages	6,101	28.7%	3,644	29.5%	2,780	30.7%	2,264	29.5%	2,139	28.3%
Real estate — construction loans	2,799	13.1%	1,258	10.2%	875	9.7%	542	7.1%	518	6.9%
Residential mortgages (1st and 2nd liens)	1,929	9.1%	1,154	9.4%	538	5.9%	239	3.1%	190	2.5%
Home equity loans	1,509	7.1%	280	2.3%	436	4.8%	290	3.8%	450	6.0%
Consumer loans	454	2.1%	471	3.8%	384	4.2%	334	4.4%	272	3.6%
Allocated to general pool	10	0.0%	105	0.9%	163	1.9%	241	3.1%	1,130	15.0%

Allowance for loan losses	$21,288	100%	$12,333	100%	$9,051	100%	$7,672	100%	$7,551	100%

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

Additional analysis of charged-off loans for the year ended December 31, 2010 is provided below: (in thousands)

	December 31, 2010
	Non-performing Loans	Impaired Loans	Restructured Loans	Total
Commercial, financial & agricultural loans	$689	$4,163	$66	$4,918
Commercial real estate mortgages	—	230	—	230
Real estate construction loans	—	1,679	—	1,679
Residential mortgages (1st and 2nd liens)	672	97	—	769
Home equity loans	275	40	—	315
Consumer loans	317	—	—	317

Total Charge-offs	$1,953	$6,209	$66	$8,228

Net charge-offs for the year ended December 31, 2010 were $8.0 million compared to $993,000 of net charge-offs for the year ended De-cember 31, 2009. The increased charge-offs were realized in all of our loan categories. This increase in charge-offs reflects the deterioration of economic conditions and resulting failure of businesses, devaluation of assets, and negative impact on customers’ ability to service debt. For impaired collateral-dependent loans, which include commercial real estate mortgages and real estate construction loans, charge-offs were the result of new appraisals indicating a collateral deficiency after considering costs to sell.

The following table presents information concerning loan balances and asset quality: (dollars in thousands)

Year ended December 31,	2010	2009	2008	2007	2006
Loans, net of discounts:
Average	$1,129,917	$1,107,294	$1,021,476	$904,887	$892,588
At end of period	1,120,290	1,160,379	1,093,521	957,281	889,647
Non-performing loans/total loans, net of discounts	3.14%	2.53%	0.45%	0.17%	0.10%
Non-performing assets/total assets (1)	2.64	1.73	0.31	0.11	0.06
Ratio of net charge-offs (recoveries)/average net loans	0.71	0.09	0.06	(0.01)	0.36
Net charge-offs (recoveries)/net loans at December 31,	0.72	0.09	0.06	(0.01)	0.36
Allowance for loan losses/loans, net of discounts	1.90	1.06	0.83	0.80	0.85

(1)	Non-performing assets include non-performing loans and other real estate owned (“OREO”).

Interest Expense

Interest expense in 2010 was $9,714,000, down from $12,672,000 the year before, which was down from $22,237,000 during 2008. Interest expense decreased in 2010 due to decreased rates paid for all interest-bearing liabilities. Most interest was paid for the deposits of individuals, businesses, and various governments and their agencies. The cost of funds of average interest-bearing deposits decreased from 1.09 percent during 2009 to 0.87 percent during 2010. Borrowings include federal funds purchased (short-term lending by other banks), securities sold under agreements to repurchase, and FHLBNY borrowings. The Federal Reserve Bank discount window was available though not used during 2010. Borrowings averaged $93,169,000 during 2010, $131,986,000 during 2009, and $206,878,000 during 2008.

Deposits

Average interest-bearing deposits increased to $926,058,000 in 2010, up 3.8 percent from $892,366,000 in 2009. Saving, N.O.W., and money market deposits increased during 2010, averaging $601,953,000, up 6.8 percent from 2009 when they averaged $563,513,000. Average time certificates of less than $100,000 totaled $104,282,000, down 15.8 percent from $123,905,000 in 2009. Average time certificates of $100,000 or more totaled $219,823,000, up 7.3 percent from $204,948,000 during 2009. During 2008, the Bank entered into an agreement with Promontory Interfinancial Network, LLC, for the purpose of issuing certificates of deposit through their CDARS® program. As of December 31, 2010, the Bank had issued $12,368,000 in brokered certificates of deposit, up from $5,046,000 as of December 31, 2009. A portion of the Bank’s demand deposits are reclassified as saving accounts on a daily basis. The sole purpose of the reclassification is to reduce the non-interest-bearing reserve balances that the Bank is required to maintain with the Federal Reserve Bank, and thereby increase funds available for investment. Although these balances are classified as saving accounts for regulatory purposes, they are included in demand deposits in the accompanying consolidated statements of condition.

The following table classifies average deposits for each of the periods indicated: (in thousands)

	2010		2009		2008
	Average	Average Rate Paid	Average	Average Rate Paid	Average	Average Rate Paid
Demand deposits	$504,680		$478,886		$430,610
Saving deposits	253,603	0.28%	250,695	0.38%	240,360	0.84%
N.O.W. & money market deposits	348,351	0.76	312,818	0.85	226,820	1.90
Time certificates of $100,000 or more	219,822	1.33	204,948	1.73	140,729	2.89
Other time deposits	104,282	1.72	123,905	2.04	179,159	3.23

Total deposits	$1,430,738		$1,371,252		$1,217,678

At December 31, 2010, the remaining maturities of time certificates of $100,000 or more were as follows: (in thousands)

3 months or less	$153,522
Over 3 through 6 months	19,677
Over 6 through 12 months	10,931
Over 12 months	25,966

Total	$210,096

Borrowings

Suffolk uses both short-term and long-term funding when it is advantageous to do so in comparison with the alternatives. This includes borrowings from the Federal Home Loan Bank, lines of credit for federal funds with correspondent banks, and repurchase agreements.

The following table summarizes borrowings: (dollars in thousands)

	Federal Home Loan Bank Borrowings		Repurchase Agreements		Federal Funds Purchased
	2010	2009	2010	2009	2010	2009
December 31, balance	$40,000	$150,800	$—	$—	$—	$—
Weighted-average interest rate on balances outstanding	3.41%	1.62%	—%	—%	—%	—%
Maximum amount outstanding at any month-end	$177,500	$196,000	$—	$37,620	$—	$1,400
Daily average outstanding	$92,679	$127,123	$—	$4,859	$490	$4
Average interest rate paid	1.80%	2.24%	—%	2.48%	0.55%	0.50%

Other Income

Other income decreased to $10,913,000 during 2010, down 1.8 percent from $11,118,000 during 2009, which was down 24.1 percent from $14,643,000 during 2008. Service charges on deposit accounts decreased 10.0 percent from 2009 to 2010, and by 3.9 percent from 2008 to 2009. Other service charges were up 7.8 percent and 8.5 percent for the same periods, respectively. Fiduciary fees in 2010 totaled $976,000, down 3.4 percent from 2009 when they amounted to $1,010,000, which was down 30.8 percent from 2008, at $1,460,000. Other operating income decreased by 18.5 percent, mainly attributable to a decrease in the sale of residential mortgage loans to the secondary market. During the fourth quarter of 2010, $11,109,000 of municipal securities were sold at a net gain of $363,000. Net security gains for 2010 totaled $375,000. There were no sales of securities in 2009. Net security gains totaled $3,741,000 in 2008, $3,737,000 of which pertained to the proceeds from the sale of shares issued by Visa, Inc. in connection with its initial public offering. Suffolk’s subsidiary, SCNB, was a member of the former Visa, Inc. payments organization and was issued shares when Visa, Inc. was organized. Approximately 39 percent of those shares were redeemed in connection with the initial public offering. The remaining shares are restricted because of unsettled litigation pending against Visa, Inc. Accordingly, Suffolk has recorded these shares at zero in the accompanying statement of condition.

Other Expense

During 2010, other expense was $51,100,000, up 4.7 percent from 2009 when it was $48,801,000, which was up 14.3 percent from $42,701,000 in 2008. Salaries and employee benefits increased 0.9 percent, and net occupancy expense grew by 6.1 percent. Equipment expense decreased 10.5 percent. The remainder of other operating expense increased 10.2 percent primarily due to increased professional fees associated with collections of delinquent loans, increased costs associated with information technology and appraisal fees. Suffolk anticipates substantial additional expenses associated with meeting the requirements of the Agreement both nonrecurring over the next one to two years and permanent increases thereafter.

In December 2009, SCNB confirmed that an unauthorized intruder accessed certain customers’ log-in information via the computer server hosting SCNB’s Online Banking system. As a result, 8,378 Online Banking customers were affected, amounting to less than 10 percent of SCNB’s total customers. To date, SCNB has found no evidence of any unauthorized access to Online Banking accounts, nor received any reports of unusual activity or reports of financial loss to its customers. Expenses associated with investigation and remediation regarding this event totaled $205,000.

Deposits meeting certain regulatory criteria as to size held at SCNB are insured by the Federal Deposit Insurance Corporation (“FDIC”). The FDIC maintains the Deposit Insurance Fund (“DIF”) by assessing depository institutions an insurance premium. The amount each institution is assessed is based upon statutory factors that include the balance of insured deposits as well as the degree of risk the institution poses to the insurance fund. SCNB has participated in the FDIC’s Transaction Account Guarantee Program. Under the program, which was extended from June 30, 2010 until December 31, 2010, all non-interest-bearing transaction accounts were fully guaranteed by the FDIC for the entire amount in the account. Coverage under the Transaction Account Guarantee Program was in addition to and separate from the $250,000 coverage available under the FDIC’s general deposit insurance rules. Due to the passage of the Dodd-Frank Act, all deposits held in non-interest-bearing transaction accounts will be fully insured, regardless of the amount in the account. Interest-bearing transaction and non-transaction accounts will be subject to coverage up to $250,000 per depositor, per insured bank, for each account ownership category. Effective for the FDIC insurance assessment payable September 30, 2011, which covers the second quarter of 2011, the FDIC assessment will be based on the Bank’s total average assets less Tier 1 capital, instead of deposits. The assessment on average assets will be computed at lower rates, which may result in lower deposit premiums beginning in the second quarter of 2011. FDIC assessments increased to $2,751,000 or 1.3 percent from 2009 when it was $2,717,000, which was up 459.1 percent from $486,000 in 2008. In prior years, the FDIC granted a one-time initial assessment credit to recognize an institution’s past contributions to the DIF. For SCNB, this credit totaled $970,000. Up to ninety (90) percent of the credit was applied to the annual assessment with the remainder carried forward to the next year. In 2008, approximately $340,000 of the remaining one-time initial assessment credit offset DIF premiums of $777,000. In June 2009, SCNB paid a special assessment charged by the FDIC in the amount of $770,000. On November 12, 2009, the FDIC adopted a final rule imposing a 13-quarter prepayment of FDIC premiums. Suffolk’s prepayment amount totaled $7,158,000 and was paid in December 2009. This was an estimated prepayment for the fourth quarter of 2009 through the fourth quarter of 2012. The prepayment amount is used to offset FDIC premiums and began in March 2010.

The provision for income taxes decreased from $9,830,000, for an effective income tax rate of 30.4 percent in 2009, to $4,440,000, for an effective income tax rate of 22.8 percent in 2010, primarily as a result of increased investments in municipal securities. Bank tax provisions of New York State Article 32 allow banking corporations to exclude from income 60 percent of the dividends it has received from subsidiaries such as a real estate investment trust (“REIT”). On various occasions over the course of a number of years, the tax commissioner of New York State has proposed the elimination of this provision, raising the question for New York State banking corporations as to whether this exclusion would remain in effect. Going forward, the Company may not realize the benefits of the exclusion from income of 60 percent of the dividends received from the REIT, resulting in a higher effective state income tax rate.

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

At the parent, Suffolk Bancorp, sources of liquidity included cash and cash equivalents of $2.1 million as of December 31, 2010, and dividends from the Bank. Cash available for distribution of dividends to shareholders of Suffolk is derived primarily from dividends paid by the Bank to Suffolk. Regulatory restrictions limit the amount of dividends that may be paid by the Bank (see Capital Resources). Dividends from the Bank to Suffolk at December 31, 2010, were limited to $44.7 million, which represented the Bank’s net income for 2010 as well as its retained earnings for the previous two years, less dividends paid. Prior approval from regulators is required if the total of all dividends declared by the Bank in any calendar year exceeds this amount. In addition, under the Agreement, the Bank is required to establish a dividend policy that will permit the declaration of a dividend only when the Bank is in compliance with its capital program and with the prior written determination of no supervisory objection by the OCC and the Federal Reserve Bank of New York. In the event that Suffolk expands its current operations, in addition to dividends from the Bank, it will need to rely on its own earnings, additional capital raised, and other borrowings to meet its need for liquidity.

The Bank’s most liquid assets are cash and cash equivalents, securities available for sale, and securities held to maturity due within one year. The amounts of these assets are dependent upon the Bank’s operating, financing, lending, and investing activities during any given period. Other sources of liquidity include principal repayments and maturities of loans and investment securities, lines of credit with other financial institutions including the Federal Home Loan Bank, growth in core deposits, and sources of wholesale funding such as brokered certificates of deposit and eligibility for lines at the Federal Reserve Bank. Scheduled loan amortization, maturing securities, and short-term investments are relatively predictable sources of funds, whereas deposit flows and prepayments of loans and mortgage-backed securities are influenced by general interest rates, economic conditions, and competition, and may vary accordingly. The Bank adjusts its liquidity to fund such things as seasonal deposit outflows and loans, and to pursue asset and liability management objectives using a marginal cost of funds approach, seeking to find the lowest cost of funding possible for each additional dollar. The Bank relies primarily on its deposits, obtained through 30 full-service branches that serve its market area, as well as local municipal deposits. The Bank’s primary service area is Suffolk County, New York, where it holds approximately 4.08 percent of deposits in that market.

During 2010, the Bank’s core deposits increased, in demand, saving, N.O.W., and money market accounts, and in other time deposits. Time deposits of $100,000 or more decreased. The Bank borrows from the FHLBNY as advance rates are generally lower than local rates for other time deposits offered by competitors. The Bank’s Asset/Liability and Funds Management Policy allows for wholesale borrowings of up to 25 percent of total assets. On December 31, 2010, the Bank had access to total lines of credit in the amount of $26 million which provide for short-term credit for liquidity. Of this total, $15 million was available on an unsecured basis. As of December 31, 2010, none of these lines had been drawn upon. The Bank is a member of the FHLBNY and may borrow using as collateral unencumbered investment securities and residential and commercial mortgages owned by the Bank. As of December 31, 2010, the Bank had pledged collateral giving it the capacity to borrow approximately $240.2 million from FHLBNY. As of December 31, 2010, the amount of overnight borrowings under these lines was zero. The Bank had $40.0 million in term borrowings from the FHLBNY. There were no securities sold under agreements to repurchase from an unaffiliated primary broker as of December 31, 2010. As of December 31, 2010, the Bank had $12.4 million in brokered deposits.

Interest Rate Sensitivity

Interest rate “sensitivity” is determined by the date when each asset and liability in Suffolk’s portfolio can be re-priced. Sensitivity increases when interest-earning assets and interest-bearing liabilities cannot be re-priced at the same time. While this analysis presents the volume of assets and liabilities re-pricing in each period of time, it does not consider how quickly various assets and liabilities might actually be re-priced in response to changes in interest rates. Management reviews its interest rate sensitivity regularly and adjusts its asset/ liability management strategy accordingly. Because the interest rates of assets and liabilities vary according to their maturity, management may selectively mismatch the re-pricing of assets and liabilities to take advantage of temporary or projected differences between short-and long-term interest rates.

The following table reflects the sensitivity of Suffolk’s assets and liabilities at December 31, 2010: (dollars in thousands)

Maturity	Less than 3 Months	3 to 6 Months	7 to 12 Months	More Than 1 Year	Not Rate Sensitive	Total
Interest-earning assets
Domestic loans (1) (net of unearned discount)	$405,385	$50,534	$103,081	$558,835	$2,455	$1,120,290
Federal Reserve Bank & Federal Home Loan Bank stock (2)	3,531	—	—	652	—	4,183
Investment securities (3)	13,445	34,477	27,935	330,829	—	406,686

Total interest-earning assets	$422,361	$85,011	$131,016	$890,316	$2,455	$1,531,159

Demand deposits and interest-bearing liabilities
Demand deposits (4)	$53,284	$23,284	$46,569	$372,550	$—	$495,687
N.O.W. & money market accounts (5)	245,583	5,350	10,699	85,594	—	347,226
Borrowings	—	—	—	40,000	—	40,000
Interest-bearing deposits (6)	188,480	38,737	27,240	307,430	—	561,887

Total demand deposits & interest-bearing liabilities	$487,347	$67,371	$84,508	$805,574	$—	$1,444,800

Gap	$(64,986)	$17,640	$46,508	$84,742	$2,455	$86,359

Cumulative difference between interest-earning assets and interest-bearing liabilities	$(64,986)	$(47,346)	$(838)	$83,904	$86,359

Cumulative difference/total assets	(4.02%)	(2.93%)	(0.05%)	5.19%	5.34%

Footnotes to Interest Rate Sensitivity

(1)	Based on contractual maturity and instrument repricing date, if applicable; projected prepayments and prepayments of principal based on experience.
(2)	FRB and FHLB stock is not considered rate-sensitive.
(3)	Based on contractual maturity, and projected prepayments based on experience.
(4)	Based on experience of historical stable core deposit relationships.
(5)	N.O.W. and money market accounts are assumed to decline over a period of five years.
(6)	Fixed-rate deposits and deposits with fixed pricing intervals are reflected as maturing in the period of contractual maturity. Saving accounts are assumed to decline over a period of five years.

At December 31, 2010, interest-bearing liabilities with maturities of less than one year exceed interest-earning assets of similar maturity. This cumulative gap might result in decreased net interest income if interest rates increase or remain stable during the next 12 months. If interest rates decline, net interest income might increase. However, interest-earning assets with maturities of greater than one year exceed interest-bearing liabilities of similar maturity. This cumulative gap might result in increased net interest income if interest rates increase beyond 12 months. If interest rates decline or remain stable, net interest income might decrease.

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

Following is Suffolk’s NII sensitivity as of December 31, 2010. Suffolk’s Board has approved a policy limit of 12.5 percent.

Rate Change	Estimated NII Sensitivity to December 31, 2010
+200 basis point rate shock	(0.20%)
-100 basis point rate shock	(0.60%)

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

When appropriate, ALCO may use off-balance-sheet instruments such as interest rate floors, caps, and swaps to hedge its position with regard to interest rate risk. The Board of Directors has approved a hedging policy statement that governs the use of such instruments. As of December 31, 2010, there were no derivative financial instruments outstanding.

The following table illustrates the contractual sensitivity to changes in interest rates of the Company’s total loans, net of discounts, not including overdrafts and loans not accruing interest, together totaling $36,311,000 at December 31, 2010: (in thousands)

Interest rate provision	Due Within 1 Year	After 1 but Before 5 Years	After 5 Years	Total
Predetermined rates	$119,074	$184,848	$34,071	$337,993
Floating or adjustable rates	439,926	290,327	15,733	745,986

Total	$559,000	$475,175	$49,804	$1,083,979

The following table illustrates the contractual sensitivity to changes in interest rates on the Company’s commercial, financial, agricultural, and real estate construction loans not including non-accrual loans totaling approximating $16,256,000 at December 31, 2010: (in thousands)

	Due Within 1 Year	After 1 but Before 5 Years	After 5 Years	Total
Commercial, financial & agricultural
Predetermined rates	$31,576	$55,469	$4,186	$91,231
Floating or adjustable rates	134,242	21,727	—	155,969

	$165,818	$77,196	$4,186	$247,200
Real estate construction
Predetermined rates	—	—	—	—
Floating or adjustable rates	73,467	—	—	73,467

	$73,467	$—	$—	$73,467

Total	$239,285	$77,196	$4,186	$320,667

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

Contractual obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Federal Home Loan Bank borrowings & repurchase agreements	$40,000	$—	$40,000	$—	$—
Time deposits	307,295	254,459	36,666	16,170	—
Operating lease obligations	11,724	1,572	3,173	2,707	4,272
Capital lease obligations	4,517	175	353	379	3,610
Purchase obligations	4,480	1,952	1,096	687	745
Performance and financial letters of credit	24,430	23,832	516	82	—

Total	$392,446	$281,990	$81,804	$20,025	$8,627

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

Capital Resources

Primary capital, including stockholders’ equity, not including the net unrealized gain (loss) on securities available for sale, net of tax, the comprehensive gain (loss) on the unfunded projected benefit obligation of the pension plan, and the allowance for loan losses, amounted to $169,101,000 at year-end 2010, compared to $151,211,000 at year-end 2009 and $132,882,000 at year-end 2008.

The following table presents Suffolk’s capital ratio and other related ratios for each of the past five years: (dollars in thousands)

	2010	2009	2008	2007	2006
Primary capital at year-end	$169,101	$151,211	$132,882	$115,810	$120,187
Primary capital at year-end as a percentage of year-end:
Total assets plus allowance for loan losses	10.31%	8.86%	8.35%	7.83%	8.58%
Loans, net of unearned discounts	15.09%	13.03%	12.15%	12.08%	13.48%
Total deposits	12.05%	10.92%	10.92%	10.13%	10.55%

The Board has adopted a policy whereby management will maximize both return on average equity and earnings-per-share, and therefore shareholder value, while maintaining the regulatory standard of “well capitalized.” That standard is currently 10 percent Total Risk-Based Capital, 6 percent Tier 1 Capital, and 5 percent Leverage Capital. However, increases in these ratios are currently under public discussion, and are expected to be implemented in the foreseeable future. Accordingly, capital will be allowed to increase to accommodate the standards now anticipated, as well as what an internal analysis indicates is necessary to allow Suffolk to operate with acceptable risk. The Bank is subject to individual minimum capital ratios established by the OCC for the Bank requiring the Bank to maintain a Tier 1 Capital ratio of at least 8.00 percent of adjusted total assets, to maintain a Tier 1 Capital ratio of at least 10.50 percent of risk-weighted assets, and to maintain a Total Risk Based Capital ratio at least equal to 12.00 percent of risk-weighted assets. When capital exceeds that standard meaningfully over what is expected to be required to maintain that standard during the current quarter, shares may be repurchased as they become available at prices that remain accretive to earnings-per-share in transactions under SEC rule 10-b 18 and in private purchases. When capital expected to be required during the current quarter does not exceed the standard, repurchases will not be made. Further, the dividend reinvestment program will automatically follow the same standard, purchasing shares in the market when Suffolk is in the market to repurchase shares, and issuing from the reserve when it is not. There were no repurchases during 2010.

Suffolk measures how effectively it uses capital by two widely accepted performance ratios: return on average assets and return on average equity. The return in 2010 on average assets was 0.88 percent and on average common equity was 10.46 percent, compared to 2009 returns of 1.36 percent and 18.30 percent, respectively.

All dividends must conform to applicable statutory requirements. Suffolk Bancorp’s ability to pay dividends depends on Suffolk County National Bank’s ability to pay dividends. Under 12 USC 56-9, a national bank may not pay a dividend on its common stock if the dividend would exceed net undivided profits then on hand. Further, under 12 USC 60, a national bank must obtain prior approval from the Office of the Comptroller of the Currency to pay dividends on either common or preferred stock that would exceed the bank’s net profits for the current year combined with retained net profits (net profits minus dividends paid during that period) of the prior two years. The amount the Bank currently has available to pay dividends is approximately $44,689,000. The ability of the Bank to pay dividends to the Company is subject to certain regulatory restrictions. Generally, dividends declared in a given year by a national bank are limited to its net profit, as defined by regulatory agencies, for that year, combined with its retained net income for the preceding two years, less any required transfer to surplus or to fund for the retirement of any preferred stock of which the Bank has none as of December 31, 2010. A national bank also may not pay dividends in an amount greater than its undivided profits, and a national bank may not declare any dividends if such declaration would leave the bank inadequately capitalized. In addition, under the Agreement the Bank is required to establish a dividend policy that will permit the declaration of a dividend only when the Bank is in compliance with its capital program and with the prior written determination of no supervisory objection by the OCC. Therefore, the ability of the Bank to declare dividends will depend on its future net income and capital requirements and the prior approval of the OCC and Federal Reserve Bank of New York.

During the fourth quarter of 2008, the United States Treasury Department announced the Capital Purchase Program (“CPP”) of the Troubled Asset Relief Program (“TARP”). Under the program, banks were provided the opportunity to obtain additional capital in the form of senior preferred stock bearing an interest rate of 5 percent for five years and 9 percent thereafter and not callable for three years except in consideration of the issuance of other Tier 1 capital, along with certain warrants to purchase common stock. Suffolk analyzed it carefully and at length, and in light of satisfactory current capital and net income, neither applied for nor accepted funds from the program.

Risk-Based Capital and Leverage Guidelines

The Federal Reserve Bank’s risk-based capital guidelines call for bank holding companies to require minimum ratios of capital to risk-weighted assets, which include certain off-balance-sheet activities, such as standby letters of credit. The guidelines define capital as being “core,” or “Tier 1” capital, which includes common stockholders’ equity; a limited amount of perpetual preferred stock; minority interest in unconsolidated subsidiaries, less goodwill; or “supplementary” or “Tier 2” capital, which includes subordinated debt, redeemable preferred stock, and a limited amount of the allowance for loan losses. All bank holding companies must meet a minimum ratio of total qualifying capital to risk-weighted assets of 8.00 percent, of which at least 4.00 percent should be in the form of Tier 1 capital. Suffolk’s ratios of core capital and total qualifying capital (core capital plus Tier 2 capital) to risk-weighted assets were 11.96 percent and 13.22 percent, respectively. The Bank is also subject to individual minimum capital ratios established by the OCC requiring the Bank to maintain a Tier 1 capital ratio of at least equal to 8.00 percent of adjusted total assets, to maintain a Tier 1 capital ratio at least equal to 10.50 percent of risk-weighted assets, and to maintain a total risk based capital ratio at least equal to 12.00 percent of risk-weighted assets. At December 31, 2010, the Bank met all three capital ratios as our Tier 1 capital ratio was 8.64 percent of adjusted total assets, our Tier 1 capital ratio was 11.78 percent of risk-weighted assets, and our Total Risk Based capital ratio was 13.03 percent of risk-weighted assets.

Discussion of New Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-06, which amends the authoritative accounting guidance under ASC Topic 820 “Fair Value Measurements and Disclosures.” The update requires the following additional disclosures. 1) Separately disclose the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers. 2) Information about purchases, sales, issuances and settlements need to be disclosed separately in the reconciliation for fair value measurements using Level 3. The update provides for amendments to existing disclosures as follows. 1) Fair value measurement disclosures are to be made for each class of assets and liabilities. 2) Disclosures about valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. The update also includes conforming amendments to guidance on employers’ disclosures about post-retirement benefit plan assets. The update is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll-forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Suffolk has evaluated the provisions of ASU No. 2010-06 and determined there is no material effect on its disclosures, results of operations or financial condition.

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

In July 2010, the FASB issued ASU No. 2010-20 which amends the authoritative accounting guidance under ASC Topic 310, “Receivables.” The update amends existing disclosures about an entity’s financing receivables on a disaggregated basis to require: 1) a roll-forward schedule of the allowance for credit losses from the beginning of the reporting period to the end of the reporting period on a portfolio segment basis, with the ending balance further disaggregated on the basis of impairment method; 2) for each disaggregated ending balance in item 1) above, the related recorded investment in financing receivables; 3) the non-accrual status of financing receivables by class of financing receivables; and 4) impaired financing receivables by class of financing receivables. In addition, the amendments require an entity to provide the following additional disclosures about its financing receivables: 1) credit quality indicators of financing receivables at the end of the reporting period by class of financing receivables; 2) the aging of past due financing receivables at the end of the reporting period by class of financing receivables; 3) the nature and extent of troubled debt restructurings that occurred during the period by class of financing receivables and their effect on the allowance for credit losses; 4) the nature and extent of financing receivables modified as troubled debt restructurings within the previous 12 months that defaulted during the reporting period by class of financing receivables and their effect on the allowance for credit losses; and 5) significant purchases and sales of financing receivables during the reporting period disag-gregated by portfolio segment. The disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning after December 15, 2010. Suffolk does not expect the provisions of this update to have a material effect on its results of operations or financial condition.

In January 2011, the FASB issued ASU No. 2011-01, which temporarily delays the effective date of the required disclosures about troubled debt restructurings contained in ASU No. 2010-20. The delay is intended to allow the FASB additional time to deliberate what constitutes a troubled debt restructuring. All other amendments contained in ASU No. 2010-20 are effective as issued. Adoption of this update did not have a material effect on the Company’s results of operations or financial condition.

Critical Accounting Policies, Judgments, and Estimates

The accounting and reporting policies of Suffolk conform to generally accepted accounting principles in the United States of America (“GAAP”) and general practices in the financial services industry. The preparation of financial statements in conformity with these accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results in the future could differ from those estimates.

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

Business Risks and Uncertainties

This annual report contains some statements that look to the future. These may include remarks about Suffolk Bancorp, the banking industry, and the economy in general, expectations of the business environment in which Suffolk operates, projections of future performance, and potential future credit experience. These forward-looking statements are based upon current management expectations, and may, therefore, involve risks and uncertainties that cannot be predicted or quantified and are beyond Suffolk’s control and are subject to a variety of uncertainties that could cause future results to vary materially from Suffolk’s historical performance, or from current expectations. Factors affecting Suffolk Bancorp include particularly, but are not limited to: changes in interest rates; increases or decreases in retail and commercial economic activity in Suffolk’s market area; variations in the ability and propensity of consumers and businesses to borrow, repay, or deposit money, or to use other banking and financial services; results of regulatory examinations; any failure by us to comply with our written agreement with the OCC or the individual minimum capital ratios for the Bank established by the OCC; the cost of compliance with the Agreement; and the potential that net loan charge-offs are higher than expected. Further, it could take Suffolk longer than anticipated to implement its strategic plans to increase revenue and manage non-interest expense, or it may not be possible to implement those plans at all. Finally, regulation or accounting standards may require Suffolk to change its practices in ways that materially change the results of operations.

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

Suffolk Bancorp management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2010. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on our assessment and those criteria we have determined that, as of December 31, 2010, the company’s internal control over financial reporting is effective.

Suffolk Bancorp’s independent registered public accounting firm has issued its report on our assessment of the company’s internal control over financial reporting. This report appears on page 56.

CONSOLIDATED STATEMENTS OF CONDITION

(in thousands of dollars except for share data)

	December 31,
	2010	2009
ASSETS
Cash and Due from Banks	$41,149	$37,007
Federal Reserve Bank Stock	652	652
Federal Home Loan Bank Stock	3,531	8,346
Investment Securities:
Available for Sale, at Fair Value	396,670	437,000
Held to Maturity (Fair Value of $10,703 and $10,096, respectively)
Obligations of States and Political Subdivisions	9,936	9,243
Other Securities	80	100

Total Investment Securities	406,686	446,343
Total Loans	1,120,318	1,160,410
Less: Unearned Discounts	28	31
Allowance for Loan Losses	21,288	12,333

Net Loans	1,099,002	1,148,046
Premises and Equipment, Net	25,548	23,346
Other Real Estate Owned, Net	7,549	—
Accrued Interest and Loan Fees Receivable	7,025	7,843
Goodwill	814	814
Other Assets	26,238	22,099

TOTAL ASSETS	$1,618,194	$1,694,496

LIABILITIES & STOCKHOLDERS’ EQUITY
Demand Deposits	$493,630	$487,648
Saving, N.O.W., and Money Market Deposits	601,828	578,551
Time Certificates of $100,000 or more	210,096	214,771
Other Time Deposits	97,199	104,308

Total Deposits	1,402,753	1,385,278
Federal Home Loan Bank Borrowings	40,000	150,800
Dividend Payable on Common Stock	1,454	2,115
Accrued Interest Payable	591	829
Other Liabilities	27,812	18,303

TOTAL LIABILITIES	1,472,610	1,557,325

Commitments and Contingent Liabilities
STOCKHOLDERS’ EQUITY
Common Stock (par value $2.50; 15,000,000 shares authorized, 9,692,312 and 9,615,494 shares outstanding at December 31, 2010 & 2009, respectively)	34,236	34,031
Surplus	23,368	21,685
Retained Earnings	100,214	93,154
Treasury Stock at Par (4,002,158 shares and 3,996,878 shares, respectively)	(10,005)	(9,992)
Accumulated Other Comprehensive Loss, Net of Tax	(2,229)	(1,707)

TOTAL STOCKHOLDERS’ EQUITY	145,584	137,171

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$1,618,194	$1,694,496

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands of dollars except for share and per-share data)

	For the Years ended December 31,
	2010	2009	2008
INTEREST INCOME
Federal Funds Sold and Interest Due from Banks	$28	$51	$314
United States Treasury Securities	284	364	399
Obligations of States and Political Subdivisions (tax exempt)	7,313	6,580	5,766
Obligations of States and Political Subdivisions (taxable)	494	507	537
Mortgage-Backed Securities	7,728	7,546	7,926
U.S. Government Agency Obligations	769	2,057	3,663
Corporate Bonds and Other Securities	399	434	482
Loans and Loan Fees	69,291	69,469	69,370

Total Interest Income	86,306	87,008	88,457
INTEREST EXPENSE
Saving, N.O.W., and Money Market Deposits	3,340	3,630	6,334
Time Certificates of $100,000 or more	2,915	3,537	5,344
Other Time Deposits	1,789	2,531	4,507
Federal Funds Purchased and Repurchase Agreements	3	120	1,417
Interest on Borrowings	1,667	2,854	4,635

Total Interest Expense	9,714	12,672	22,237
Net Interest Income	76,592	74,336	66,220
Provision for Loan Losses	16,945	4,275	2,050

Net Interest Income After Provision for Loan Losses	59,647	70,061	64,170
OTHER INCOME
Service Charges on Deposit Accounts	4,806	5,341	5,558
Other Service Charges, Commissions & Fees	3,565	3,306	3,046
Fiduciary Fees	976	1,010	1,460
Other Operating Income	1,191	1,461	838
Net Gain on Sale of Securities Available for Sale	375	—	3,741

Total Other Income	10,913	11,118	14,643
OTHER EXPENSE
Salaries & Employee Benefits	28,518	28,267	25,646
Net Occupancy Expense	5,399	5,088	4,649
Equipment Expense	2,050	2,291	2,146
Outside Services	2,631	2,865	2,275
FDIC Assessments	2,751	2,717	486
OREO Expense	882	—	—
Other Operating Expense	8,869	7,573	7,499

Total Other Expense	51,100	48,801	42,701
Income Before Provision for Income Taxes	19,460	32,378	36,112
Provision for Income Taxes	4,440	9,830	11,424

NET INCOME	$15,020	$22,548	$24,688

Average: Common Shares Outstanding	9,658,534	9,602,802	9,580,025
Dilutive Stock Options	4,447	18,175	21,970

Average Total Common Shares and Dilutive Options	9,662,981	9,620,977	9,601,995
EARNINGS PER COMMON SHARE
Basic	$1.56	$2.35	$2.58
Diluted	$1.55	$2.34	$2.57

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands of dollars)

	Common Stock	Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss) Net of Tax	Total	Compre- hensive Income
Balance,
December 31, 2007	$33,911	$20,172	$63,939	$(9,884)	$843	$108,981
Remeasurement of Postretirement
Obligation Under FAS 158			157			157
Remeasurement of Pension
Obligation Under FAS 158			(118)			(118)
Balance,
January 1, 2008 as revised	$33,911	$20,172	$63,978	$(9,884)	$843	$109,020
Net Income	—	—	24,688	—	—	24,688	$24,688
Dividend - Cash	—	—	(8,426)	—	—	(8,426)
Purchase of
Treasury Stock	—	—	(1,148)	(105)	—	(1,253)
Stock Option Expense	—	182	—	—	—	182
Stock Dividend Reinvestment	35	428	—	—	—	463
Net Change in Unrealized Gain on
Securities Available for Sale	—	—	—	—	(3,603)	(3,603)	(3,603)
Other Comprehensive Loss on
Pension Projected Benefit Obligation	—	—	—	—	(8,670)	(8,670)	(8,670)

Comprehensive Income							$12,415

Balance,
December 31, 2008	$33,946	$20,782	$79,092	$(9,989)	$(11,430)	$112,401
Net Income	—	—	22,548	—	—	22,548	$22,548
Dividend - Cash	—	—	(8,451)	—	—	(8,451)
Stock Option Expense	—	140	—	—	—	140
Stock Appreciation
Rights and Stock Options Exercised	7	32	(36)	(3)	—	—
Stock Dividend Reinvestment, net	78	732	—	—	—	810
Net Change in Unrealized Gain on
Securities Available for Sale	—	—	—	—	7,307	7,307	7,307
Other Comprehensive Gain on
Pension and Postretirement Plan
Projected Benefit Obligation	—	—	—	—	2,416	2,416	2,416

Comprehensive Income							$32,271

Balance,
December 31, 2009	$34,031	$21,686	$93,153	$(9,992)	$(1,707)	$137,171
Net Income	—	—	15,020	—	—	15,020	$15,020
Dividend - Cash	—	—	(7,825)	—	—	(7,825)
Stock Option Expense	—	8	—	—	—	8
Stock Appreciation
Rights and Stock Options Exercised	69	339	(134)	(13)	—	261
Stock Dividend Reinvestment, net	136	1,335	—	—	—	1,471
Net Change in Unrealized Gain on Securities Available for Sale	—	—	—	—	1,899	1,899	1,899
Other Comprehensive Gain on Pension and Postretirement Plan Projected Benefit Obligation	—	—	—	—	(2,421)	(2,421)	(2,421)

Comprehensive Income							$14,498

Balance,
December 31, 2010	$34,236	$23,368	$100,214	$(10,005)	$(2,229)	$145,584

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands of dollars)

	For the Years ended December 31,
	2010	2009	2008
NET INCOME	$15,020	$22,548	$24,688
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH
CASH FLOWS FROM OPERATING ACTIVITIES
Provision for Loan Losses	16,945	4,275	2,050
Depreciation and Amortization	2,535	2,555	2,469
Stock Option Expense	8	140	182
Accretion of Discounts	(170)	(234)	(317)
Amortization of Premiums	3,027	1,684	896
Decrease (Increase) in Accrued Interest and Loan Fees Receivable	818	(181)	317
(Increase) Decrease in Other Assets	(3,013)	(10,530)	731
Decrease in Accrued Interest Payable	(238)	(1,415)	(3)
(Decrease) Increase in Income Taxes Payable	(1,140)	(17)	682
Increase in Other Liabilities	2,841	16	1,701
Net Gain on Sale of Securities	(375)	—	(3,741)

Net Cash Provided by Operating Activities	36,258	18,841	29,655

CASH FLOWS FROM INVESTING ACTIVITIES
Principal Payments on Investment Securities	33,574	33,258	35,382
Proceeds from Sale of Investment Securities; Available for Sale	12,500	—	3,741
Maturities of Investment Securities; Available for Sale	22,200	112,500	47,200
Purchases of Investment Securities; Available for Sale	(27,220)	(189,541)	(78,809)
Maturities of Investment Securities; Held to Maturity	6,973	11,421	2,326
Purchases of Investment Securities; Held to Maturity	(2,838)	(7,380)	(7,104)
Loan Disbursements and Repayments, Net	24,667	(67,630)	(137,481)
Purchases of Premises and Equipment, Net	(1,892)	(3,161)	(3,065)

Net Cash Provided by (Used in) Investing Activities	67,964	(110,533)	(137,810)

CASH FLOWS FROM FINANCING ACTIVITIES
Net Increase in Deposit Accounts	17,475	168,841	73,063
Short-Term Borrowings and Repayments, Net	(110,800)	(74,020)	26,500
Dividends Paid to Shareholders	(8,487)	(8,443)	(8,439)
Stock Dividend Reinvestment, Net	1,471	809	463
Stock Options and Stock Appreciation Rights Exercised	261	—	—
Treasury Shares Acquired	—	—	(1,253)

Net Cash (Used in) Provided by Financing Activities	(100,080)	87,187	90,334

Net Increase (Decrease) in Cash and Cash Equivalents	4,142	(4,505)	(17,821)
Cash and Cash Equivalents Beginning of Year	37,007	41,512	59,333

Cash and Cash Equivalents End of Year	$41,149	$37,007	$41,512

Supplemental Disclosure of Cash Flow Information
Cash Received During the Year for Interest	$86,885	$86,826	$88,775

Cash Paid During the Year for:
Interest	$9,952	$14,087	$22,241
Income Taxes	9,670	11,537	12,638

Total Cash Paid During Year for Interest & Income Taxes	$19,622	$25,624	$34,879

Non-Cash Investing and Financing:
(Increase) Decrease in Market Value of Investments	$(3,198)	$(12,303)	$6,086
(Decrease) Increase in Deferred Tax Asset Related to
Market Value of Investments Available for Sale	(1,299)	(4,996)	2,482
Dividends Declared But Not Paid	1,454	2,115	2,108
Stock Options and Stock Appreciation Rights Exercised for Stock	20	39	—

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

(A) Consolidation — The consolidated financial statements include the accounts of Suffolk and its wholly owned subsidiary, Suffolk County National Bank (the “Bank”). In 1998, the Bank formed a Real Estate Investment Trust named Suffolk Greenway, Inc. In 2004, the Bank formed an insurance agency named SCNB Financial Services, Inc. All inter-company transactions and balances have been eliminated in consolidation.

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

Suffolk evaluates unrealized losses on securities to determine if any reduction in the fair value is other than temporary. This amount will continue to be dependent on market conditions, the occurrence of certain events or changes in circumstances of the issuer of the security, and the Company’s intent and ability to hold the impaired investment at the time the valuation is made. If management determines that an impairment in the investment’s value is other than temporary, earnings would be charged. Gains and losses on securities are identified using the specific identification method.

(C) Loans and Loan Interest Income Recognition —Loans are stated at the principal amount outstanding. Interest on loans not made on a discounted basis is credited to income, based upon the principal amount outstanding during the period. Unearned discounts on installment loans are credited to income using methods that result in a level yield. Recognition of interest income is discontinued when reasonable doubt exists as to whether interest due can be collected. Loans generally no longer accrue interest when 90 days past due. When a loan is placed on non-accrual status, all interest previously accrued in the current year, but not collected, is reversed against current-year interest income. Loans start accruing interest again when they become current as to principal and interest, and when, in the opinion of management, the loans can be collected in full.

(D) Allowance for Loan Losses — The allowance for loan losses is determined by continuous analysis of the loan portfolio. That analysis includes changes in the size and composition of the portfolio, Suffolk’s own historical loan losses, current and anticipated economic trends, and details about individual loans. It also includes estimates of the actual value of collateral, other possible sources of repayment and estimates that are susceptible to significant changes due to changes in appraisal values of collateral, national and regional economic conditions and other factors. Loans in the commercial, commercial real estate, and construction portfolio segments are evaluated individually for impairment. The loans in the remaining categories consist of loans with smaller balances, which are evaluated as a homogeneous pool. In assessing the adequacy of the allowance, Suffolk reviews its loan portfolio by separate categories which have similar risk and collateral characteristics; e.g. commercial loans, commercial real estate, construction loans, residential mortgages, home equity loans, and consumer loans. Management conducts a monthly analysis of the loan portfolio which evaluates any loan designated as having a high risk profile including, but not limited to, loans classified as “Substandard” or “Doubtful” as defined by regulation, loans criticized internally or designated as “Special Mention,” delinquencies, expirations, overdrafts, loans to customers having experienced recent operating losses and loans identified by management as impaired. The analysis is performed to determine the amount of the allowance which would be adequate to absorb probable losses contained in the loan portfolio. The analytical process is regularly reviewed and adjustments may be made based on the assessments of internal and external influences on credit quality. Regulatory examiners may require the Bank to add to the allowance based upon their judgment of information available to them at the time of their examination.

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

Impaired loans which have been identified individually are segregated and reviewed separately. Impaired loans secured by collateral are reviewed based on their collateral and the estimated time required to recover Suffolk’s investment in the loan as well as the cost of doing so, and the estimate of the recovery. Reserves are allocated to impaired loans based on this review. The allocated reserve is an estimation of losses specific to individual impaired loans. Allocated reserves are established based on an analysis of the most probable sources of repayment and liquidation of collateral. Reserves allocated to impaired loans were $3.3 million and $3.0 million as of December 31, 2010 and December 31, 2009, respectively. While every non-performing loan is evaluated individually, not every loan requires an allocated reserve. Allocated reserves fluctuate based on changes in the underlying loans, anticipated sources of repayment, and charge-offs.

Suffolk evaluates classified and criticized loans that are not individually identified as impaired by categorizing loans by type of risk and applying reserves based on loan type and corresponding risk. Suffolk also records reserves on Suffolk’s non-criticized and non-classified loan balances. This represents a general allowance for homogeneous loan pools where the loans are not individually evaluated for impairment, though rated according to loan product type and risk rating. This amount is determined by applying loss factors to pools of loans within the portfolio having similar risk characteristics. In addition, external factors are considered for areas of concern that cannot be fully quantified in the allocation based on the historical net charge-off ratios.

Transfers of financial assets for which the Bank has surrendered control of the financial assets are accounted for as sales to the extent that consideration other than beneficial interests in the transferred assets is received in exchange. Retained interests in a sale or securitization of financial assets are measured at the date of transfer by allocating the previous carrying amount between the assets transferred and based on their relative estimated fair values. The fair values of retained servicing rights and any other retained interests are determined based on the present value of expected future cash flows associated with those interests and by reference to market prices for similar assets. There were no transfers of financial assets to related or affiliated parties. At December 31, 2010 and 2009, the Bank’s servicing loan portfolio approximated $137,256,000 and $132,768,000, respectively, which are not included in the accompanying consolidated statements of condition. The carrying value which approximates the estimated fair value of mortgage servicing rights was $1,596,000 and $1,444,000 as of December 31, 2010 and 2009, respectively.

(E) Premises and Equipment — Premises and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation is calculated by the declining-balance or straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized using the straight-line method over the term of the lease or the estimated life of the asset, whichever is shorter.

The Bank periodically evaluates impairment of long-lived assets to be held and used or to be disposed of by sale. There was no impairment of long-lived assets as of December 31, 2010 and 2009, respectively.

(F) Other Real Estate Owned — Property acquired through foreclosure (other real estate owned or “OREO”), is stated at fair value less selling costs. Losses arising at the time of the acquisition of property are charged against the allowance for loan losses. Any additional write-downs to the carrying value of these assets that may be required, as well as the cost of maintaining and operating these foreclosed properties, are charged to expense. Additional write-downs are recorded in a valuation reserve account that is maintained asset by asset. The carrying value of OREO at December 31, 2010, was $7,549,000.

(G) Goodwill and Other Intangible Assets — Through December 31, 2001, goodwill was amortized on a straight-line basis over a period of ten years. On January 1, 2002, the Bank ceased amortizing goodwill and, instead, tests goodwill for impairment annually on December 31st or when there is a circumstance that would indicate the need to evaluate between annual tests. No such circumstances occurred in 2010. Based on these tests, there was no impairment of goodwill as of December 31, 2010 and 2009.

(H) Allowance for Contingent Liabilities — The balance of the allowance for contingent liabilities is determined by management’s estimate of the amount of financial risk in outstanding loan commitments and contingent liabilities such as performance and financial letters of credit. The allowance for contingent liabilities was $368,000 and $419,000 as of December 31, 2010 and 2009, respectively.

Suffolk has financial and performance letters of credit. Financial letters of credit require the Bank to make payment if the customer’s financial condition deteriorates, as defined in the agreements. Performance letters of credit require the Bank to make payments if the customer fails to perform certain non-financial contractual obligations. The maximum potential un-discounted amount of the future payments of these letters of credit as of December 31, 2010 is $24,430,000 and they expire as follows: (in thousands)

2011	$23,832
2012	516
2013	—
2014 and thereafter	82

$24,430

Amounts due under these letters of credit would be reduced by any proceeds that Suffolk would be able to obtain in liquidating the collateral for the loans, which varies depending on the customer. The valuation of the allowance for contingent liabilities includes a provision of $37,000 for losses based on the letters of credit outstanding on December 31, 2010.

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

(J) Summary of Retirement Benefits Accounting — Suf-folk’s retirement plan is noncontributory and covers substantially all eligible employees. The plan conforms to the provisions of the Employee Retirement Income Security Act of 1974, as amended, and the Pension Protection Act of 2006, which requires certain funding rules for defined benefit plans. Suffolk’s policy is to accrue for all pension costs and to fund the maximum amount allowable for tax purposes. Actuarial gains and losses that arise from changes in assumptions concerning future events are amortized over a period that reflects the long-term nature of pension expense used in estimating pension costs.

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

Suffolk accrues for post-retirement benefits other than pensions by accruing the cost of providing those benefits to an employee during the years that the employee serves. The remeasurement of the post-retirement plan resulted in a credit to the 2008 opening retained earnings in the amount of $157,000.

(K) Cash and Cash Equivalents — For purposes of the consolidated statement of cash flows, cash and due from banks, and federal funds sold are considered to be cash equivalents. Generally, federal funds are sold for one-day periods.

(L) Stock-Based Compensation — At December 31, 2010, the Bank had one stock-based employee compensation plan, which is more fully described in Note 8. Stock-based compensation for all share-based payments to employees, including grants of employee stock options, are recognized in the financial statements based on their fair values.

During 2010, 2009, and 2008, $5,000, $83,000, and $108,000 of compensation expense, net of a tax benefit of $3,000, $57,000, and $74,000, respectively, was recorded for stock-based compensation. As of December 31, 2010, there was no unrecognized compensation cost, net of estimated forfeitures, related to non-vested options under the stock-based employee compensation plan.

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

The following table summarizes comprehensive income activity : (in thousands)

	December 31, 2010			December 31, 2009			December 31, 2008
	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
Unrealized gains (losses) on investment securities	$3,573	$(1,451)	$2,122	$12,303	$(4,996)	$7,307	$(6,086)	$2,483	$(3,603)
Less reclassification adjustment for gains (losses) realized in net income	(375)	152	(223)	—	—	—	—	—	—

Unrealized gains (losses) on investment securities (1)	$3,198	$(1,299)	$1,899	$12,303	$(4,996)	$7,307	$(6,086)	$2,483	$(3,603)
Gains (losses) on pension and Post-retirement plan projected benefit obligations	(4,077)	1,656	(2,421)	4,052	(1,636)	2,416	(14,799)	6,010	(8,671)

Adjusted other comprehensive income (loss), net	$(879)	$357	$(522)	$16,355	$(6,632)	$9,723	$(20,885)	$8,493	$(12,274)

(1)	Excludes realized securities gains, during 2008, from the sale of Visa shares with a zero basis.

The following table summarizes the changes in accumulated other comprehensive income (loss): (in thousands)

For the period ended:	December 31, 2010	December 31, 2009
Balance January 1,	$(1,707)	$(11,430)
Net Change in Unrealized Gain on Investment Securities - net of tax	2,122	7,307
Reclassification of gains on sales of securities recognized, net of tax	(223)	—
Postretirement Plan Projected Benefit Obligation	(2,421)	2,416

Total Accumulated Other Comprehensive Income (Loss)	$(2,229)	$(1,707)

The unrealized gain on investment securities at December 31, 2010 is mainly attributable an increase of $2,908,000 in the market value of collateralized mortgage obligations, offset by decreases of $704,000 in the market value of state and political subdivisions, $127,000 in the market value of U.S. Treasury Securities, and $178,000 in the market value of U.S. Government agency debt. Also included in accumulated other comprehensive income at December 31, 2010, is the reclassification of gain on sale of securities recognized of $223,000, net of taxes.

(P) Segment Reporting — FASB ASC 28, “Segment Reporting,” requires that public companies report certain information about operating segments. It also requires that public companies report certain information about their products and services, the geographic areas in which they operate, and their major customers. Suffolk is a regional bank, which offers a wide array of products and services to its customers. Pursuant to its banking strategy, emphasis is placed on building relationships with its customers, as opposed to building specific lines of business. As a result, at December 31, 2010 and 2009, Suffolk is not organized around discernible lines of business and prefers to work as an integrated unit to customize solutions for its customers, with business line emphasis and product offerings changing over time as needs and demands change. Thus, all necessary requirements have been met by Suffolk as of De-cember 31, 2010.

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

In accordance with FASB ASC 820, “Fair Value Measurements and Disclosures,” Suffolk uses three levels of the fair value inputs to measure assets, as described below.

Basis of Fair Value Measurement:

Level 1—Unadjusted, quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

Level 2—Quoted prices in markets that are not active, or inputs that use pricing models or matrix pricing;

Level 3—Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported by little or no market activity).

There were no transfers between levels of fair value measurement during 2010 and 2009.

(R) Reclassification of Prior Year Consolidated Financial Statements — Certain reclassifications have been made to the prior year’s consolidated financial statements that conform with the current year’s presentation. Such reclassifications had no impact on net income.

Note 2 — Investment Securities

The amortized cost, estimated fair values, and gross unrealized gains and losses of Suffolk’s investment securities available for sale and held to maturity at December 31, 2010 and 2009 were: (in thousands)

	2010				2009
	Amortized Cost	Estimated Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Amortized Cost	Estimated Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
Available for sale:
U.S. Treasury securities	$8,014	$8,102	$88	$—	$8,016	$8,318	$302	$—
U.S. government agency debt	22,196	22,495	299	—	42,607	43,205	598	—
Collateralized mortgage obligations	157,179	162,323	6,627	(1,483)	192,143	192,393	4,026	(3,776)
Mortgage-backed securities	452	510	58	—	546	599	53	—
Obligations of states and political subdivisions	196,578	203,240	7,511	(849)	184,636	192,485	8,304	(455)

Balance at end of year	384,419	396,670	14,583	(2,332)	427,948	437,000	13,283	(4,231)

Held to maturity:
Obligations of states and political subdivisions	9,936	10,623	695	(8)	9,243	9,996	755	(2)
Other securities	80	80	—	—	100	100	—	—

Balance at end of year	10,016	10,703	695	(8)	9,343	10,096	755	(2)

Total investment securities	$394,435	$407,373	$15,278	$(2,340)	$437,291	$447,096	$14,038	$(4,233)

The amortized cost, maturities, and approximate fair value of Suffolk’s investment securities at December 31, 2010 are as follows: (in thousands)

	Available for Sale						Held to Maturity
	U.S. Treasury Securities		U.S. Govt. Agency Debt		Obligations of States & Political Subdivisions		Obligations of States & Political Subdivisions		Other Securities		Total	Total
(1) Maturity (in years)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within 1	$8,014	$8,102	$7,082	$7,224	$1,001	$1,002	$2,270	$2,281	$—	$—	$18,367	$18,609
After 1 but within 5	—	—	15,114	15,271	30,218	32,002	3,861	4,057	—	—	49,193	51,330
After 5 but within 10	—	—	—	—	156,450	161,275	3,805	4,285	—	—	160,255	165,560
After 10	—	—	—	—	8,909	8,961	—	—	—	—	8,909	8,961
Other Securities	—	—	—	—	—	—	—	—	80	80	80	80

Subtotal	$8,014	$8,102	$22,196	$22,495	$196,578	$203,240	$9,936	$10,623	$80	$80	$236,804	$244,540
Collateralized mortgage obligations											157,179	162,323
Mortgage-backed securities											452	510

Total											394,435$	$407,373

(1)	Maturities shown are stated maturities. Securities backed by mortgages are expected to have substantial periodic prepayments resulting in weighted average lives considerably less than what would be surmised from the table above.

As a member of the Federal Reserve system, the Bank owns Federal Reserve Bank stock with a book value of $652,000. The stock has no maturity and there is no public market for the investment.

As a member of the Federal Home Loan Bank of New York, the Bank owns Federal Home Loan Bank of New York stock with a book value of $3,531,000. As of December 31, 2010, the Bank owns 17,314 shares valued at $1,731,000 as its membership portion. The remaining $1,800,000 in stock is owned based on borrowing activity requirements. The stock has no maturity and there is no public market for the investment. The stock continues to pay dividends and has not placed restrictions on redemptions, and as such, was not deemed impaired as of December 31, 2010.

At December 31, 2010 and 2009, investment securities carried at $362,378,000 and $329,345,000, respectively, were pledged to secure trust deposits and public funds on deposit.

The following table presents detail concerning realized securities gains and losses during the years indicated: (in thousands)

	2010	2009	2008
Gross realized gains	$391	$—	$3,741
Gross realized losses	16	—	—

Net gains	$375	$—	$3,741

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

		Less than 12 months		12 months or longer		Total
As of December 31, 2010 Type of securities	Number of Securities	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
U. S. government agency securities	—	$—	$—	$—	$—	$—	$—
U.S. Treasury securities	—	—	—	—	—	—	—
Mortgage-backed securities	—	—	—	—	—	—	—
Municipal securities	89	39,836	857	—	—	39,836	857
Collateralized mortgage obligations	2	—	—	10,981	1,483	10,981	1,483

Total	91	$39,836	$857	$10,981	$1,483	$50,817	$2,340

		Less than 12 months		12 months or longer		Total
As of December 31, 2009 Type of securities	Number of Securities	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
U. S. government agency securities	—	$—	$—	$—	$—	$—	$—
U.S. Treasury securities	—	—	—	—	—	—	—
Mortgage-backed securities	—	—	—	—	—	—	—
Municipal securities	48	17,914	455	83	2	17,997	457
Collateralized mortgage obligations	7	21,207	170	19,253	3,606	40,460	3,776

Total	55	$39,121	$625	$19,336	$3,608	$58,457	$4,233

Management has considered factors such as market value, cash flows, and analysis of underlying collateral regarding other-than-temporarily impaired securities and determined that there are no other-than-temporarily impaired securities as of December 31, 2010 and 2009.

The unrealized losses in collateralized mortgage obligations at December 31, 2010 were caused by a significant widening of credit spreads across markets for these securities, and illiquidity and uncertainty in the financial markets. These securities include two private issues held at a continuous, unrealized loss for twelve months or longer. Each of these securities has some level of credit enhancement, and none are collateralized by sub-prime loans. With the assistance of a third-party, management reviews the characteristics of these securities periodically, including levels of delinquency and foreclosure, projected losses at various de-grees of severity, and credit enhancement and coverage. These securities are performing according to their terms, and, in the opinion of management, will continue to do so.

The unrealized losses in municipal securities at December 31, 2010 were the result of uncertainty in the financial markets. These securities are performing according to their terms, and, in the opinion of management, will continue to do so.

Suffolk does not have the intent to sell these securities and does not anticipate that it will be necessary to sell these securities before the full recovery of principal and interest due, which may be at maturity. Therefore, Suffolk did not consider these investments to be other-than-temporarily impaired at December 31, 2010.

Note 3 — Loans

At December 31, 2010 and 2009, loans included the following: (in thousands)

	2010	2009
Commercial, financial, and agricultural	$252,334	$259,565
Commercial real estate	433,737	375,652
Real estate construction loans	84,589	133,431
Residential mortgages (1st and 2nd liens)	195,993	214,501
Home equity loans	84,696	82,808
Consumer loans	67,842	80,383
Other loans	1,127	14,070

	1,120,318	1,160,410
Unearned discounts	(28)	(31)
Allowance for loan losses	(21,288)	(12,333)

Balance at end of year	$1,099,002	$1,148,046

Other loans consist of overdraft advances, nearly all of which have been repaid subsequent to year-end.

Restructured loans, loans not accruing interest, and loans contractually past due 90 days or more with regard to payment of principal and/or interest amounted to $35,676,000 and $29,372,000 at December 31, 2010 and 2009, respectively. Interest on loans that are no longer accruing interest would have amounted to $1,510,000 during 2010, $874,000 during 2009, and $214,000 during 2008, under contractual terms of those loans. Interest income recognized on restructured and non-accrual loans was $1,188,000 for 2010, and immaterial for the years 2009 and 2008.

Suffolk makes loans to its directors and executives, as well as to other related parties in the ordinary course of its business. Loans made to directors and executives, either directly or indirectly, which exceed $60,000 in aggregate for any one director or executive, totaled $12,099,000 and $14,480,000 at December 31, 2010 and 2009, respectively. Unused portions of lines of credit to directors and executives, directly or indirectly, totaled $12,840,000 and $12,437,000. New loans totaling $42,475,000 were granted and payments of $44,856,000 were received during 2010.

Note 4 — Allowance for Loan Losses

An analysis of the changes in the allowance for loan losses follows: (in thousands)

	2010	2009	2008
Balance at beginning of year	$12,333	$9,051	$7,672
Provision for loan losses	16,945	4,275	2,050
Reclass to Allowance for
Contingent Liabilities	51	—	(29)
Loans charged-off	(8,228)	(1,210)	(1,031)
Recoveries on loans	187	217	389

Balance at end of year	$21,288	$12,333	$9,051

A summary of transactions in the Allowance for Loan Losses follows:

Year ended December 31,	2010	2009	2008
Balance, January 1,	$12,333	$9,051	$7,672
Loans charged-off:
Commercial, financial & agricultural loans	4,918	806	694
Commercial real estate mortgages	230	—	—
Real estate — construction loans	1,679	—	—
Residential mortgages (1st and 2nd liens)	769	—	—
Home equity loans	315	—	—
Consumer loans	317	404	337
Other loans	—	—	—

Total Charge-offs	$8,228	$1,210	$1,031

Loans recovered after charge-off	2010	2009	2008
Commercial, financial & agricultural loans	69	41	155
Commercial real estate mortgages	—	—	—
Real estate — construction loans	—	—	—
Residential mortgages (1st and 2nd liens)	—	—	—
Home equity loans	—	—	—
Consumer loans	118	176	234
Other loans	—	—	—

Total recoveries	$187	$217	$389

Net loans charged-off (recovered)	8,041	993	642
Reclass to Allowance for Contingent
Liabilities (1)	51	—	(29)
Provision for loan losses	16,945	4,275	2,050

Balance, December 31,	$21,288	$12,333	$9,051

(1)	Prior year amounts not reclassified due to immateriality.

At December 31, 2010 and 2009, respectively the Bank’s investment in impaired loans and the related valuation allowance follows: (in thousands)

	2010	2009
Recorded investment	$35,416	$34,342
Valuation allowance	3,346	2,995

This valuation allowance is included in the allowance for loan losses on the statements of condition.

The qualitative factors are determined based on the various risk characteristics of each loan class. Relevant risk characteristics are as follows:

Commercial, industrial and agricultural loans – Loans in this class are made to businesses. Generally these loans are secured by assets of the business and repayment is expected from the cash flows of the business. A weakened economy, and resultant decreased consumer and/or business spending will have an effect on the credit quality in this loan class.

Commercial real estate – Loans in this class include income-producing investment properties and owner-occupied real estate used for business purposes. The underlying properties are generally located largely in our primary market area. The cash flows of the income producing investment properties are adversely impacted by a downturn in the economy as evidenced by increased vacancy rates, which in turn, will have an effect on credit quality. Generally management obtains annual financial information for borrowers with loans in excess of $1 million in this category. In the case of owner-occupied real estate used for business purposes a weakened economy and resultant decreased consumer and/or business spending will have an adverse effect on credit quality.

Construction loans – Loans in this class primarily include land loans to local individuals, contractors and developers for developing the land for sale or for the purpose of making improvements thereon. Repayment is derived from sale of the lots/ units including any pre-sold units. Credit risk is affected by market conditions, time to sell at an adequate price and cost overruns. To a lesser extent this class includes commercial development projects we finance which in most cases have an interest-only phase during construction and then convert to permanent financing. Credit risk is affected by construction delays, cost overruns, market conditions and the availability of permanent financing, to the extent such permanent financing is not being provided by us.

Residential real estate – Loans in this class, including home equity loans, are made to and secured by owner-occupied residential real estate and repayment is dependent on the credit quality of the individual borrower. The overall health of the economy, including unemployment rates and housing prices, will have an effect on the credit quality in this loan class. The Bank generally does not originate loans with a loan-to-value ratio greater than 80 percent and does not grant sub-prime loans.

Consumer loans – Loans in this class may be either secured or unsecured and repayment is dependent on the credit quality of the individual borrower and, if applicable, sale of the collateral securing the loan (such as automobile, mobile home). Therefore the overall health of the economy, including unemployment rates and housing prices, will have an effect on the credit quality in this loan class.

Further information pertaining to the allowance for loan losses at December 31, 2010 is as follows: (in thousands)

	Commercial, financial, and agricultural	Commercial real estate	Real estate construction loans	Residential mortgages (1st and 2nd liens)	Home equity loans	Consumer loans	Total
Allowance for loan losses:
Ending balance (total allowance)	$8,496	$6,101	$2,799	$1,929	$1,509	$454	$21,288
Ending balance: individually evaluated for impairment	2,648	27	671	—	—	—	3,346
Ending balance: collectively evaluated for impairment	5,848	6,074	2,128	1,929	1,509	454	17,942
Loan balances:
Ending balance (loan portfolio) (1)	$252,334	$433,737	$84,589	$195,993	$84,696	$67,842	$1,119,191
Ending balance: individually evaluated for impairment	4,894	12,875	13,120	3,466	986	75	35,416
Ending balance: collectively evaluated for impairment	247,440	420,862	71,469	192,527	83,710	67,767	1,083,775

(1)	Other loans of $1,127 consist of overdraft advances, nearly all of which have been repaid subsequent to year-end.

The following is a summary of current and past due loans at December 31, 2010: (in thousands)

	30-59 days past due	60-89 days past due	90 days and over past due	Total past due	Current	Total loans
Commercial:
Commercial, financial, and agricultural	$212	$81	$5,134	$5,427	$246,907	$252,334
Commercial real estate	4,375	243	12,873	17,491	416,246	433,737
Real estate construction loans	—	—	13,120	13,120	71,469	84,589
Consumer:
Residential mortgages
(1st and 2nd liens)	2,162	1,934	2,996	7,092	188,901	195,993
Home equity loans	637	1,140	985	2,762	81,934	84,696
Consumer loans	408	108	75	591	67,251	67,842

Total	$7,794	$3,506	$35,183	$46,483	$1,072,708	$1,119,191

The following is a summary of impaired loans at December 31, 2010: (in thousands)

	12/31/2010				12/31/2009
	Impaired Loans with Valuation Reserves	Impaired Loans without Valuation Reserves	Total Impaired Loans	Total Valuation Reserves	Impaired Loans with Valuation Reserves	Impaired Loans without Valuation Reserves	Total Impaired Loans	Total Valuation Reserves
Commercial, financial & agricultural loans	$4,183	$711	$4,894	$2,648	$5,983	$—	$5,983	$1,967
Commercial real estate mortgages	289	12,586	12,875	27	15,547	—	15,547	621
Real estate construction loans	6,546	6,574	13,120	671	10,774	—	10,774	407
Residential mortgages (1st and 2nd liens)	—	3,466	3,466	—	—	1,820	1,820	—
Home equity loans	—	986	986	—	—	65	65	—
Consumer loans	—	75	75	—	—	153	153	—

Total	$11,018	$24,398	$35,416	$3,346	$32,304	$2,038	$34,342	$2,995

	Years Ended December 31,
	2010	2009	2008
Average investment in impaired loans	$42,580	$20,838	$1,644
Interest income recognized on impaired loans	1,239	957	—
Interest income recognized on a cash basis on impaired loans	—	—	—

The following is a summary of information pertaining to impaired and non-accrual loans: (in thousands)

	December 31,
	2010	2009
Impaired loans without a valuation allowance	$24,398	$2,038
Impaired loans with a valuation allowance	11,018	32,304

Total impaired loans	35,416	34,342

Valuation allowance related to impaired loans	$3,346	$2,995
Total non-accrual loans	35,183	19,124
Total loans past due 90 days or more and still accruing	—	173
Troubled debt restructurings accruing interest	12,368	11,674
Troubled debt restructurings-nonaccruing	8,488	—

Additional interest income of approximately $1,510,000, $874,000, and $214,500 respectively, would have been recorded during the years ended December 31, 2010, 2009 and 2008, respectively, if the loans has performed in accordance with their original terms.

No additional funds are committed to be advanced in connection with impaired loans.

The following table summarizes loan balances and allocates the allowance for loan losses by risk rating as of December 31, 2010: (in thousands)

	Commercial, financial, and agricultural	Commercial real estate	Real estate construction loans	Residential mortgages (1st and 2nd liens)	Home equity loans	Consumer loans	Total
Unimpaired loans:
Total pass loans (1)	$226,869	$381,661	$58,643	$192,527	$83,710	$67,767	$1,011,177
Loss factor	2.25%	1.33%	2.40%	1.00%	1.80%	0.67%	1.53%

Reserve	5,109	5,093	1,410	1,929	1,509	454	15,504
Total special mention loans	9,965	20,397	690	—	—	—	31,052
Loss factor	2.90%	1.86%	3.33%				2.22%

Reserve	289	379	23	—	—	—	691
Total substandard loans	10,606	18,804	12,136	—	—	—	41,546
Loss factor	4.09%	3.26%	5.73%				4.19%

Reserve	434	613	695	—	—	—	1,742
Impaired loans:
Total substandard loans	2,835	12,875	12,449	3,466	986	75	32,686
Loss factor	45.71%	0.21%					4.05%

Reserve	1,296	27	—	—	—	—	1,323
Total doubtful loans	2,059	—	671	—	—	—	2,730
Loss factor	65.66%		100.00%				74.10%

Reserve	1,352	—	671	—	—	—	2,023

Total unimpaired loans	247,440	420,862	71,469	192,527	83,710	67,767	1,083,775
Total reserve on unimpaired loans	5,832	6,085	2,128	1,929	1,509	454	17,937

(1)	Other loans of $1,127, not included here, consist of overdraft advances, nearly all of which have been repaid subsequent to year-end.

CREDIT QUALITY INFORMATION

The Bank utilizes an eight grade risk rating system for commercial loans, commercial real estate and construction loans as follows:

Loans rated 1-4: Loans in these categories are considered “pass” rated loans with low to average risk.

Loans rated 5: Loans in this category are considered “special mention.” These loans contain one or more weaknesses that may be tolerated in the short run. Assets in this category are currently protected but are potentially weak and are being closely monitored by management.

Loans rated 6: Loans in this category are considered “substandard.” Generally, a loan is considered substandard if it is inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged. There is distinct possibility that the Bank will sustain some loss if the weakness is not corrected.

Loans rated 7: Loans in this category are considered “doubtful.” Loans classified as doubtful have all the weaknesses inherent in those classified substandard with the added characteristic that the weaknesses make the collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. The possibility of loss is extremely high; however, its classification as an estimated loss is deferred until a more exact determination of the extent of the loss is ascertained.

Loans rated 8: Loans in this category are considered uncollectible “loss” and of such little value that their continuance as loans is not warranted.

The Bank considers real estate, home equity and consumer loans secured by real estate (such as mobile homes) that are contractually past due 90 days or more or where legal action has commenced against the borrower to be substandard. The Bank follows the Federal Financial Institutions Examination Council (“FFIEC”) Uniform Retail Credit Classification guidelines.

The Bank formally reviews the ratings on all commercial and industrial, commercial real estate and construction loans greater than $1 million annually. Quarterly, the Bank engages an independent third-party to review a significant portion of loans within these segments. Management uses the results of these reviews as part of its annual review process.

The following table identifies credit risk by the internally assigned grade: (in thousands)

	Credit Risk Profile By Internally Assigned Grade
	Commercial Credit Exposure			Consumer Credit Exposure
	Commercial, financial, and agricultural	Commercial real estate	Real estate construction loans	Residential mortgages (1st and 2nd liens)	Home equity loans	Consumer loans	Total
Grade:
Pass (1)	$226,869	$381,661	$58,643	$192,527	$83,710	$67,767	$1,011,177
Special mention	9,965	20,397	690	—	—	—	31,052
Substandard	13,441	31,679	24,585	3,466	986	75	74,232
Doubtful	2,059	—	671	—	—	—	2,730

Total	$252,334	$433,737	$84,589	$195,993	$84,696	$67,842	$1,119,191

(1)	Other loans of $1,127, not included here, consist of overdraft advances, nearly all of which have been repaid subsequent to year-end.

Note 5 — Premises and Equipment

The following table details premises and equipment: (in thousands)

	Estimated Useful Lives	2010	2009
Land	Indefinite	$3,326	$3,326
Premises	30 -40 years	24,601	21,527
Furniture, fixtures & equipment	2 - 7 years	25,276	25,614
Leasehold improvements	2 - 25 years	3,968	3,517

		57,171	53,984
Accumulated depreciation and amortization		(31,623)	(30,638)

Balance at end of year		$25,548	$23,346

Premises and accumulated depreciation and amortization includes amounts related to property under capital lease of $2,845,000, as of December 31, 2010. There were no amounts related to capital leases recorded as of December 31, 2009.

Depreciation and amortization charged to operations amounted to $2,535,000, $2,555,000, and $2,469,000 during 2010, 2009, and 2008, respectively. Depreciation and amortization charged to operations includes amounts related to property under capital lease of $50,000 entered into during 2010.

Note 6 — Deposits

The following table summarizes the contractual maturities of time deposits during the years after 2010: (in thousands)

Year during which Time Deposit Matures	Time Deposits > $100,000	Other Time Deposits
2011	$184,130	$70,329
2012	11,567	13,356
2013	5,672	6,071
2014	1,939	2,721
2015	6,788	4,722

Total	$210,096	$97,199

Note 7 — Borrowings

Presented below is information concerning short- and long-term interest-bearing liabilities — principally Federal Home Loan Bank Borrowings, Securities Sold Under Agreements to Repurchase, and Federal Funds Purchased — and their related weighted-average interest rates for the years 2010 and 2009: (dollars in thousands)

December 31,	2010	2009
Daily average outstanding	$93,169	$131,986
Total interest cost	1,670	2,974
Average interest rate paid	1.79%	2.25%
Maximum amount outstanding at any month-end	$177,500	$225,620
December 31, balance	40,000	150,800
Weighted-average interest rate on balances outstanding	3.41%	1.62%

The following tables summarize the components of short-term and long-term borrowings as of December 31, 2010 and 2009: (in thousands)

December 31, 2010	Short-Term Borrowings	Long-Term Borrowings	Total
Daily average outstanding	$53,169	$40,000	$93,169
Total interest cost	306	1,364	1,670
Average interest rate paid	0.58%	3.41%	1.79%
Maximum amount outstanding at any month-end	$137,500	$40,000	$177,500
December 31, balance	—	40,000	40,000
Weighted-average interest rate on balances outstanding	—%	3.41%	3.41%

December 31, 2009	Short-Term Borrowings	Long-Term Borrowings	Total
Daily average outstanding	$91,986	$40,000	$131,986
Total interest cost	1,610	1,364	2,974
Average interest rate paid	1.75%	3.41%	2.25%
Maximum amount outstanding at any month-end	$185,620	$40,000	$225,620
December 31, balance	110,800	40,000	150,800
Weighted-average interest rate on balances outstanding	0.98%	3.41%	1.62%

For purposes of borrowing, Suffolk has no assets pledged as collateral to the Federal Reserve Bank as of December 31, 2010 and 2009. Assets pledged as collateral to the Federal Home Loan Bank (“FHLB”) as of December 31, 2010 and 2009 totaled $356,349,000 and $330,471,000, consisting of eligible loans and investment securities as determined under FHLB borrowing guidelines.

Note 8 — Stockholders’ Equity

Suffolk has a Dividend Reinvestment Plan. Stockholders can reinvest dividends in common stock of Suffolk at a 3 percent discount from market value on newly issued shares. Shareholders may also make additional cash purchases at market value. There were 54,305, 30,498 and 13,969 shares issued in 2010, 2009 and 2008, respectively.

At December 31, 2010, Suffolk has a Stock Incentive Plan (“the Plan”) under which 500,000 shares of Suffolk’s common stock were originally reserved for issuance to key employees and directors, and of which none have been issued at that date. Options are awarded by a committee appointed by the Board of Directors. The Plan provides that the option price shall not be less than the fair value of the common stock on the date the option is granted. All options are exercisable for a period of ten years or less. The Plan provides for but does not require the grant of stock appreciation rights that the holder may exercise instead of the underlying option. When the stock appreciation right is exercised, the underlying option is canceled. The optionee receives shares of common stock with a fair market value equal to the excess of the fair value of the shares subject to the option at the time of exercise (or the portion thereof so exercised) over the aggregate option price of the shares set forth in the option agreement. The exercise of stock appreciation rights is treated as the exercise of the underlying option. Options vest after one year and expire after ten years. Compensation (benefit) expense related to stock appreciation rights amounted to approximately ($253,000), ($174,000), and $104,000, for the years ended December 31, 2010, 2009, and 2008, respectively.

The following table presents the options granted, exercised, or expired during each of the past three years:

	Shares	Wtd. Avg. Exercise
Balance at December 31, 2007	141,500	$27.61
Options granted	17,000	31.18
Options exercised	—	—
Options expired or terminated	(16,000)	32.83

Balance at December 31, 2008	142,500	$27.45
Options granted	15,000	28.30
Options exercised	(3,000)	—
Options expired or terminated	—	13.13

Balance at December 31, 2009	154,500	$27.81
Options granted	—	—
Options exercised	(29,000)	14.44
Options expired or terminated	(36,000)	32.32

Balance at December 31, 2010	89,500	$30.32

The following table presents additional information:

At, or during, year ended December 31,	2010	2009	2008
Average remaining contractual life in years	4.75	4.83	5.26
Exercisable options (vested)	89,500	139,500	127,500
Options granted during the year:
Options granted	—	15,000	17,000
Weighted average fair value of options (Black-Scholes model) at date of grant:	—	$9.24	$10.38
Black-Scholes Assumptions:
Risk-free interest rate	—	3.17%	3.59%
Expected dividend yield	—	3.06%	2.82%
Expected life in years	—	10	10
Expected volatility	—	36.90%	35.40%

No options were granted during 2010.

The following table details contractual weighted-averages lives of outstanding options at various prices:

	By range of exercise prices
from	$13.13	$28.30	$34.39
to	15.50	32.90	34.95
Outstanding stock options	10,000	57,000	22,500
Weighted-average remaining life	0.05	5.71	4.40
Weighted-average exercise price	$15.50	$31.17	$34.76
Exercisable stock options	10,000	57,000	22,500
Weighted-average remaining life	0.05	5.71	4.40
Weighted-average exercise price	$15.50	$31.17	$34.76

		Weighted-average
At all prices	Options	price life (yrs)
Total outstanding	89,500	$30.32	4.75
Total exerciseable	89,500	$30.32	4.75

All dividends must conform to applicable statutory requirements. Under 12 USC 56-9, a national bank may not pay a dividend on its common stock if the dividend would exceed net undivided profits then on hand. Further, under 12 USC 60, a national bank must obtain prior approval from the Office of the Comptroller of the Currency (“OCC”) to pay dividends on either common or preferred stock that would exceed the bank’s net profits for the current year combined with retained net profits (net profits minus dividends paid during that period) from the prior two years. The ability of the Bank to pay dividends to the Company is subject to certain regulatory restrictions. Generally, dividends declared in a given year by a national bank are limited to its net profit, as defined by regulatory agencies, for that year, combined with its retained net income for the preceding two years, less any required transfer to surplus or to fund for the retirement of any preferred stock of which the Bank has none as of December 31, 2010. In addition, a national bank may not pay any dividends in an amount greater than its undivided profits and a national bank may not declare any dividends if such declaration would leave the bank inadequately capitalized. Therefore, the ability of the Bank to declare dividends will depend on its future net income and capital requirements. In addition, under the Agreement the

Bank is required to establish a dividend policy that will permit the declaration of a dividend only when the Bank is in compliance with its capital program and with the prior written determination of no supervisory objection by the OCC and the Federal Reserve Bank of New York. At December 31, 2010, approximately $44,689,000 was available for dividends from the Bank to Suffolk Bancorp.

Note 9 — Income Taxes

The following table presents the provision for income taxes in the consolidated statements of income which is comprised of the following: (in thousands)

		2010	2009	2008
Current:	Federal	$10,048	$9,023	$10,574
	State	1,792	1,098	1,382

		11,840	10,121	11,956
Deferred:	Federal	(5,851)	(143)	(487)
	State	(1,549)	(148)	(46)

		(7,400)	(291)	(533)

Total		$4,440	$9,830	$11,423

The total tax expense was different from the amounts computed by applying the federal income tax rate because of the following:

	2010	2009	2008
Federal income tax expense at statutory rates	35%	35%	35%
Tax-exempt interest	(13%)	(8%)	(6%)
State income taxes net of federal benefit	1%	2%	2%
Other	—	1%	1%

Total	23%	30%	32%

The effects of temporary differences between tax and financial accounting that create significant deferred-tax assets and liabilities at December 31, 2010 and 2009, and the recognition of income and expense for purposes of tax and financial reporting, are presented below: (in thousands)

	2010	2009
Deferred tax assets:
Provision for possible loan losses	$8,645	$5,008
Post-retirement benefits	519	498
Deferred compensation	2,001	2,012
Unfunded pension obligation	3,955	2,414
Other	1,480	1,105

Total deferred tax assets	16,600	11,037

Deferred tax liabilities:
Securities available for sale	4,975	3,676
Other	950	1,132

Total deferred tax liabilities	5,925	4,808

Net deferred tax asset	$10,675	$6,229

Suffolk had unrecognized tax benefits including interest of approximately $41,000 as of December 31, 2010 and approximately $50,000 as of December 31, 2009. Changes in unrecognized tax benefits consist of the following: (in thousands)

	Total	Federal	State
Balance 12/31/09	$50	$40	$10
Additions from current year tax positions	—	—	—
Additions from prior year tax positions	—	—	—
Reductions for prior year tax positions	(9)	(8)	(1)
Settlements	—	—	—

Balance 12/31/10	$41	$32	$9

Suffolk recognizes interest and penalties accrued relating to unrecognized tax benefits in income tax expense. There is no accrued interest relating to uncertain tax positions as of December 31, 2010. Suffolk files income tax returns in the U.S. federal jurisdiction and in New York State. Federal returns are subject to audits by tax authorities beginning with the 2007 tax year. New York State returns are subject to audits by tax authorities beginning with the 2007 tax year. It is not anticipated that the unrecognized tax benefits will significantly change over the next 12 months.

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

The following tables set forth the status of Suffolk Bancorp’s combined plan as of December 31, 2010 and December 31, 2009, the time at which the annual valuation of the plan is made. (Tables as presented in thousands)

The following table sets forth the plan’s change in benefit obligation:

	2010	2009
Benefit obligation at start of year	$35,250	$32,262
Service cost	1,805	1,683
Interest cost	2,039	1,884
Actuarial loss	5,122	785
Benefits paid	(1,646)	(1,364)

Benefit obligation at end of year	$42,570	$35,250

The following table sets forth the plan’s change in plan assets:

	2010	2009
Fair value of plan assets at start of year	$29,305	$20,646
Actual return on plan assets	2,471	4,388
Employer contribution	2,700	5,633
Benefits paid	(1,646)	(1,362)

Fair value of plan assets at end of year	$32,830	$29,305

The following table presents the plan’s funded status:

	2010	2009
Prepaid Pension Cost	$7,245	$6,962
Unrecognized Net Loss	(16,992)	(12,919)
Unrecognized Prior Service Cost	8	12

Under Funded Status	$(9,739)	$(5,945)

A transition adjustment in the amount of $1,297,000 was recorded in 2008 for the 2007 plan year. In December 2010, Suffolk made an annual minimum contribution of $2,700,000 for the plan year ending September 30, 2011. There is no additional minimum required contribution for the plan year ending September 30, 2011.

The following table presents estimated benefits to be paid during the years indicated:

	Qualified pension plan	Post- retirement plan
2011	$1,507	$63
2012	1,622	65
2013	1,760	67
2014	1,953	69
2015	2,144	71
2016-2020	12,947	385

The following table summarizes the net periodic pension cost:

	2010	2009	2008
Service cost	$1,805	$1,683	$1,354
Interest cost on projected benefit obligations	2,039	1,884	1,633
Expected return on plan assets	(2,150)	(1,561)	(2,082)
Net amortization & deferral	724	965	(4)

Net periodic pension cost	$2,418	$2,971	$901

Other changes in plan assets and benefit obligations recognized in other comprehensive income
Transition adjustment	$—	$—	$652
Net actuarial (gain) loss	2,419	(1,798)	8,016
Amortization of service cost	2	2	2

Total recognized in other comprehensive (income) loss	$2,421	$(1,796)	$8,670

Total recognized in net periodic pension cost and other comprehensive loss (income)	$4,839	$1,175	$9,571

Weighted-average discount rate	5.89%	5.95%	6.29%
Rate of increase in future compensation	3.50%	3.50%	3.50%
Expected long-term rate of return on assets	7.50%	7.50%	7.50%

The following table summarizes the net periodic pension cost expected for the year ended December 31, 2011. This expense amount is subject to change if a significant plan-related event should occur before the end of fiscal 2011.

2011
Service cost	$2,179
Interest cost on projected benefit obligations	2,250
Expected return on plan assets	(2,238)
Net amortization & deferral	974

Net periodic pension cost	$3,165

Weighted-average discount rate	5.38%
Rate of increase in future compensation	3.50%
Expected long-term rate of return on assets	N/A

Plan Assets

Suffolk’s pension plan weighted-average asset allocations at December 31, 2010 and 2009, by asset category are as follows:

	at December 31,
	2010	2009
Asset category
Cash	11%	13%
Equity Securities	48%	46%
Debt Securities	41%	41%
Other	0%	0%

Total	100%	100%

Fair Value

The following table summarizes the fair value measurements of Suffolk’s pension plan assets on a recurring basis as of December 31, 2010: (in thousands)

	Fair Value Measurements Using
Description	Active Markets for Identical Assets Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Investment in securities
Short-term investment funds	$71	$3,616	$—	$3,687
Equity securities	15,837	—	—	15,837
Fixed income securities
Collateralized mortgage obligations	—	714	—	714
Corporate bonds	—	3,048	—	3,048
Government-issued securities	—	9,544	—	9,544

Total	$15,908	$16,922	$—	$32,830

The following table summarizes the fair value measurements of Suffolk’s pension plan assets on a recurring basis as of December 31, 2009: (in thousands)

	Fair Value Measurements Using
Description	Active Markets for Identical Assets Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Investment in securities
Short-term investment funds	$—	$3,972	$—	$3,972
Equity securities	13,443	—	—	13,443
Fixed income securities
Collateralized mortgage obligations	—	710	—	710
Corporate bonds	—	2,795	—	2,795
Government-issued securities	—	8,220	—	8,220
Other fixed income securities	—	165	—	165

Total	$13,443	$15,862	$—	$29,305

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

Concentration

At December 31, 2010, the System held approximately $25,200,000 of the State Street Bank & Trust Company Short Term Investment Fund. This fund represented 11.0 percent of the System’s total investments. Suffolk’s portion of this investment is $3,616,000 at December 31, 2010.

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

(B) Director’s Retirement Income Agreement of the Bank of the Hamptons — On April 11, 1994, Suffolk acquired Hamptons Bancshares, Inc., which had a director’s deferred compensation plan. The liability for this plan was approximately $124,000 and $137,000 on December 31, 2010 and 2009. Interest (approximately $11,000 in 2010, $13,000 in 2009, and $14,000 in 2008) is accrued over the term of the plan. In 2010, the Bank paid approximately $23,000 to participants.

(C) Deferred Compensation

1986 Plan — In 1986, the Board approved a deferred compensation plan. Under the plan, certain employees and Directors of Suffolk elected to defer compensation aggregating approximately $177,000 in exchange for stated future payments to be made at specified dates. The rate of return on the initial deferral was guaranteed. For purposes of financial reporting, interest (approximately $119,000 in 2010, $71,000 in 2009, and $268,000 in 2008) at the plan’s contractual rate is being accrued on the deferral amounts over the expected plan term.

During 2010, Suffolk made payments of approximately $119,000 to participants of the plan. Suffolk has purchased life insurance policies on the plan’s participants based upon reasonable actuarial benefit and other financial assumptions where the present value of the projected cash flows from the insurance proceeds approximates the present value of the projected cost of the employee benefit. Suffolk is the named beneficiary on the policies. Net insurance (expense) income related to the policies aggregated approximately ($7,000), $17,000, and $222,000, in 2010, 2009, and 2008, respectively.

1999 Plan—In 1999, the Board approved a non-qualified deferred compensation plan. Under this plan, certain employees and Directors of Suffolk may elect to defer some or all of their compensation in exchange for a future payment of the compensation deferred, with accrued interest, at retirement. During 2010, participants deferred compensation totaling $147,000. During 2010, payments of $228,000 have been made to the participants.

(D) Post-retirement Benefits Other Than Pension —The following table sets forth the post-retirement benefit liability included in other liabilities in the accompanying consolidated statements of condition as of December 31, 2010 and 2009: (in thousands)

	2010	2009
Accumulated benefit obligation	$(1,366)	$(1,227)
Unrecognized net gain	(859)	(1,061)
Unrecognized past service cost	(8)	(9)
Unrecognized transition obligation	1	2

Postretirement benefit liability	$(2,232)	$(2,295)

The following table presents the plan’s funded status: (in thousands)

	2010	2009
Accrued Benefit Cost	$(2,232)	$(2,295)
Unrecognized Prior Service Cost	7	7
Unrecognized Net Gain	859	1,061

Underfunded Status	$(1,366)	$(1,227)

Net periodic post-retirement benefit cost (the “net periodic cost”) for the years ended December 31, 2010, 2009, and 2008 includes the following components: (in thousands)

	2010	2009	2008
Service cost of benefits earned	$4	$5	$37
Interest cost on liability	72	69	82
Unrecognized gain	(79)	(89)	(54)

Net periodic cost	$(3)	$(15)	$65

Other changes in plan assets and benefit obligations recognized in other comprehensive income
Net actuarial gain	89	(621)	—
Amortization of net actuarial loss	—	—	—

Total recognized in other comprehensive income	$89	$(621)	$—

Total recognized in net periodic pension cost and other comprehensive income	$86	$(636)	$65

Benefit assumptions are based on sponsor contributions of $0.27 per participant per month per $1,000 of life insurance. The retiree is responsible for the premiums, less sponsor contributions. The Bank no longer contributes towards a retiree health plan.

(E) 401(k) Retirement Plan

The Bank has a 401(k) Retirement Plan and Trust (the “401(k) Plan”). Employees who have attained the age of 21 and have completed one year of service have the option to participate. Employees may elect to contribute up to a dollar limit which is set by law. The limit was $16,500 for 2010. The Bank will match one-half of the employee’s contribution up to a maximum of 6 percent of the employee’s annual gross compensation subject to the aforementioned limit. Employees are fully vested in their own contributions, and the Bank’s matching contributions are fully vested once the participant has six years of service. Bank contributions under the 401(k) Plan amounted to $406,000, $396,000, and $377,000 in 2010, 2009, and 2008, respectively. The Bank funds all amounts when due. At December 31, 2010, contributions to the 401(k) Plan were invested in various bond, equity, money market, or diversified funds as directed by each employee. The 401(k) Plan does not allow for investment in the Company’s common stock.

Note 11 — Commitments and Contingent Liabilities

In the normal course of business, there are various outstanding commitments and contingent liabilities, such as standby letters of credit and commitments to extend credit, which are not reflected in the accompanying consolidated financial statements. No material losses are anticipated as a result of these transactions. Suffolk is contingently liable under standby letters of credit in the amount of $24,430,000 and $30,769,000 at December 31, 2010 and 2009, respectively. Suffolk has commitments to make or to extend credit in the form of revolving open-end lines secured by one- to four-family residential properties, commercial real estate, construction and land development loans, and lease financing arrangements in the amount of $123,672,000 and $148,309,000, and commercial loans of $33,889,000 and $39,885,000 as of December 31, 2010 and 2009, respectively.

In the opinion of management, based upon legal counsel, liabilities arising from legal proceedings against Suffolk would not have a significant effect on the financial position of Suffolk.

During 2010, Suffolk was required to maintain minimum balances with the Federal Reserve Bank of New York for reserve and clearing requirements of $2,500,000. These balances averaged $11,313,000 in 2010.

Total rental expense for the years ended December 31, 2010, 2009, and 2008 amounted to $1,644,000, $1,633,000, and $1,319,000, respectively.

At December 31, 2010, Suffolk was obligated under a number of non-cancelable leases for land and buildings used for bank purposes. Minimum annual rentals, exclusive of taxes and other charges under non-cancelable operating leases, are summarized as follows: (in thousands)

	Capital Lease	Operating Leases
2011	$175	$1,572
2012	175	1,632
2013	178	1,541
2014	187	1,407
2015 and thereafter	3,802	5,572

Total minimum lease payments	$4,517	$11,724

Less: amounts representing interest	1,672

Present value of minimum lease payments (1)	$2,845

(1)	Included in “Other Liabilities” in the Consolidated Statements of Condition is an obligation under a capital lease of $2,845,000 and $0 as of December 31, 2010 and 2009, respectively.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2010, that the Bank meets all capital adequacy requirements to which it is subject.

The Bank is also subject to individual minimum capital ratios established by the OCC requiring the Bank to maintain Tier 1 capital ratio of at least equal to 8.00 percent of adjusted total assets, to maintain a Tier 1 capital ratio at least equal to 10.50 percent of risk-weighted assets, and to maintain a total risk based capital ratio at least equal to 12.00 percent of risk-weighted assets. At December 31, 2010, the Bank met all three capital ratios. The Bank remains well-capitalized for regulatory purposes as of December 31, 2010.

The Bank’s actual capital amounts and ratios are also presented in the following table: (dollars in thousands)

	Actual capital ratios		Minimum for capital adequacy		Minimum to be “Well Capitalized” under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2010
Total Capital (to risk-weighted assets)	$159,932	13.03%	$98,159	8.00%	$122,699	10.00%
Tier 1 Capital (to risk-weighted assets)	144,517	11.78%	49,080	4.00%	73,619	6.00%
Tier 1 Capital (to average assets)	144,517	8.64%	66,872	4.00%	83,591	5.00%

As of December 31, 2009
Total Capital (to risk-weighted assets)	$149,950	11.68%	$102,725	8.00%	$128,406	10.00%
Tier 1 Capital (to risk-weighted assets)	137,198	10.68%	51,362	4.00%	77,043	6.00%
Tier 1 Capital (to average assets)	137,198	8.16%	67,231	4.00%	84,039	5.00%

Note 13 — Credit Concentrations

Suffolk’s principal investments are loans and a portfolio of short- and medium-term debt of the United States Treasury, states and other political subdivisions, U.S. government agencies, corporations, and mortgage-backed securities and collateralized mortgage obligations.

Loans secured by real estate comprise 71.3 percent of the portfolio and 49.4 percent of assets, 31.9 percent of which are for commercial real estate. Commercial real estate loans present greater risk than residential mortgages. Suffolk has attempted to minimize the risks of these loans by considering several factors, including the creditworthiness of the borrower, location, condition, value, and the business prospects for the security property. Commercial, financial, and agricultural loans, unsecured or secured by collateral other than real estate, comprise 22.5 percent of the loan portfolio and 15.6 percent of assets. These loans present significantly greater risk than other types of loans. Average credits are greater in size than consumer loans, and unsecured loans may be more difficult to collect. Suffolk obtains, whenever possible, both the personal guarantees of the principal(s) and cross-guarantees among the principals’ business enterprises. Consumer loans, net of unearned discounts, comprised 6.1 percent of Suffolk’s loan portfolio and 4.2 percent of assets. A majority are indirect dealer-generated loans secured by automobiles. Most of these loans are made to residents of Suffolk’s primary lending area. Each loan is small in amount. Borrowers represent a cross-section of the population and are employed in a variety of industries. The risk presented by any one loan is correspondingly small, and therefore, the risk that this portion of the portfolio presents to Suffolk depends on the financial stability of the population as a whole, not any one entity or industry.

Municipal obligations constitute 52.4 percent of the investment portfolio and 13.2 percent of assets. These obligations present slightly greater risk than U.S. Treasury securities, or those secured by the U.S. government, but significantly less risk than loans because they are backed by the full faith and taxing power of the issuer, most of which is located in the state of New York. U.S. Treasury securities represented 2.0 percent of the investment portfolio and 0.5 percent of assets. U.S. government agency debt securities represented 5.5 percent of the investment portfolio and 1.4 percent of assets. These offer little or no financial risk. Collateralized mortgage obligations represented 39.9 percent of the investment portfolio and 10.0 percent of assets. These securities are backed by pools of mort-

gages; however, they provide more predictable cash flows because payments are assigned to specific “tranches” of securities in the order in which they are received. Suffolk invests in senior tranches, which provides for prioritized receipt of cash flows. Mortgage-backed securities represented 0.1 percent of the investment portfolio and less than 0.03 percent of assets.

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

	2010		2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash & cash equivalents	$41,149	$41,149	$37,007	$37,007
Investment securities available for sale	396,670	396,670	437,000	437,000
Investment securities held to maturity	10,016	10,703	9,343	10,096
Loans, net	1,120,290	1,152,826	1,160,379	1,178,429
Accrued interest and loan fees receivable	7,025	7,025	7,843	7,843
Deposits	1,402,753	1,404,514	1,385,278	1,387,241
Borrowings	40,000	41,387	150,800	152,328
Accrued interest payable	591	591	829	829

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

The carrying amount and fair value of loans were as follows at December 31, 2010 and 2009: (in thousands)

	2010		2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Commercial, financial & agricultural	$252,334	$256,797	$259,565	$261,333
Commercial real estate	433,737	452,038	375,652	383,392
Real estate construction loans	84,589	85,273	133,431	133,996
Residential mortgages (1st & 2nd liens)	195,993	203,909	214,501	221,502
Home equity loans	84,696	84,719	82,808	82,779
Consumer loans, net of unearned discounts	67,814	68,963	80,352	81,357
Other loans	1,127	1,127	14,070	14,070

Totals	$1,120,290	$1,152,826	$1,160,379	$1,178,429

Other assets measured at fair value are as follows: (in thousands)

	Fair Value Measurements Using
Description	12/31/2010	Active Markets for Identical Assets Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$32,070	$—	$—	$32,070
Other real estate owned	7,549	—	—	7,549
Mortgage servicing rights	1,596	—	—	1,596

Total	$41,215	$—	$—	$41,215

Mortgage servicing rights are measured at fair value on a recurring basis.

	Fair Value Measurements Using
Description	12/31/2010	Active Markets for Identical Assets Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$31,347	$—	$—	$31,347
Other real estate owned	—	—	—	—
Mortgage servicing rights	1,444	—	—	1,444

Total	$32,791	$—	$—	$32,791

Mortgage servicing rights are measured at fair value on a recurring basis.

Other real estate owned is recorded at fair value, less estimated selling costs, and are therefore measured at fair value on a non-recurring basis. Other real estate owned is classified at level 3 in the fair value hierarchy. Fair value is measured based on independent third-party appraisals, assets acquired through foreclosure are recorded as held for sale initially at the lower of the recorded investment in the loan or fair value less estimated selling costs, upon the date of foreclosure. Subsequent to foreclosure, valuations are updated periodically and the carrying value of these assets may be reduced further.

Impaired loans are evaluated and valued at the time the loan is identified as impaired, at the lower of cost or market value, and classified at level 3 in the fair value hierarchy. Market value is measured based on the value of the collateral securing these loans or techniques that are not supported by market activity for loans that are not collateral-dependent and require management’s judgment. Collateral may be real estate and/or business assets including equipment, inventory, and/or accounts receivable. The value of real estate collateral is determined based on appraisals by qualified licensed appraisers hired by Suffolk. The value of business equipment may be based on an appraisal by qualified licensed appraisers hired by Suffolk if significant, or may be valued based on the equipment’s net book value on the business’ financial statements. Inventory and accounts receivable collateral may be valued based on independent field examiner review or aging reports, if significant.

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

The following tables summarize fair value measurements on a recurring basis as of December 31, 2010 and 2009 including the additional requirement to segregate classifications to correspond to the major security type classifications utilized for disclosure purposes: (in thousands)

	Fair Value Measurements Using
Description	12/31/2010	Active Markets for Identical Assets Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Treasury securities	$8,102	$8,102	$—	$—
U.S. government agency debt	22,495	22,495	—	—
Collateralized mortgage obligations	162,323	—	162,323	—
Mortgage-backed securities	510	—	510	—
Obligations of states and political subdivisions	203,240	—	203,240	—

Total	$396,670	$30,597	$366,073	$—

Investments measured on a recurring basis: (in thousands)

Description	12/31/2009	Active Markets for Identical Assets Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Treasury securities	$8,318	$8,318	$—	$—
U.S. government agency debt	43,205	43,205	—	—
Collateralized mortgage obligations	192,393	—	192,393	—
Mortgage-backed securities	599	—	599	—
Obligations of states and political subdivisions	192,485	—	192,485	—

Total	$437,000	$51,523	$385,477	$—

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

Deposit Liabilities

The fair value of certificates of deposit less than $100,000 was calculated by discounting cash flows with applicable origination rates. At December 31, 2010, the fair value of certificates of deposit less than $100,000 totaling $98,145,000 had a carrying value of $97,199,000. At December 31, 2010, the fair value of certificates of deposit of $100,000 or more totaling $211,772,000 had a carrying value of $210,096,000.

Commitments to Extend Credit, Standby Letters of Credit, and Written Financial Guarantees

The fair value of commitments to extend credit was estimated by either discounting cash flows or using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the current creditworthiness of the counter-parties.

Credit in the form of revolving open-end lines secured by one- to four-family residential properties, commercial real estate, construction and land development loans, and lease financing arrangements was $123,672,000 and $148,309,000 as of December 31, 2010 and 2009, respectively.

The estimated fair value of written financial guarantees and letters of credit is based on fees currently charged for similar agreements. The contractual amounts of these commitments were $58,319,000 and $70,654,000 at December 31, 2010 and 2009, respectively. The fees charged for the commitments were not material in amount.

Note 15 — Suffolk Bancorp (Parent Company Only) Condensed Financial Statements (in thousands)

Condensed Statements of Condition as of December 31,	2010	2009	2008
Assets
Due From Banks	$2,058	$2,745	$2,163
Investment in Subsidiaries: SCNB	143,262	136,448	112,337
Other Assets	1,786	444	457

Total Assets	$147,106	$139,637	$114,957

Liabilities and Stockholders’ Equity
Dividends Payable	$1,454	$2,115	$2,108
Other Liabilities	68	351	448
Stockholders’ Equity	145,584	137,171	112,401

Total Liabilities and Stockholders’ Equity	$147,106	$139,637	$114,957

Condensed Statements of Income for the Years Ended December 31,	2010	2009	2008
Income
Dividends From Subsidiary Bank	$7,825	$8,451	$9,416

	7,825	8,451	9,416
Expense
Other Expense	141	291	331

Income Before Equity in Undistributed Net Income of Subsidiaries	7,684	8,160	9,085
Equity in Undistributed Earnings of Subsidiaries	7,336	14,388	15,603

Net Income	$15,020	$22,548	$24,688

Condensed Statements of Cash Flows for the Years Ended December 31,	2010	2009	2008
Cash Flows From Operating Activities
Net Income	$15,020	$22,548	$24,688
Less: Equity in Undistributed Earnings of Subsidiaries	(7,336)	(14,388)	(15,603)
Other, Net	(1,616)	56	130

Net Cash Provided by Operating Activities	6,068	8,216	9,215

Cash Flows From Financing Activities
Stock Dividend Reinvestment and Stock Option Exercises	1,732	809	463
Repurchase of Common Stock	—	—	(1,253)
Dividends Paid	(8,487)	(8,443)	(8,439)

Net Cash Used in Financing Activities	(6,755)	(7,634)	(9,229)

Net Increase (Decrease) in Cash and Cash Equivalents	(687)	582	(14)
Cash and Cash Equivalents, Beginning of Year	2,745	2,163	2,177

Cash and Cash Equivalents, End of Year	$2,058	$2,745	$2,163

Note: No income tax provision has been recorded on the books of Suffolk Bancorp since it files a return consolidated with its subsidiaries.

Note 16 — Selected Quarterly Financial Data (Unaudited)

(in thousands of dollars except for share and per-share data)

	2010				2009
	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.
Interest income	$21,917	$21,849	$21,702	$20,838	$21,700	$22,028	$21,516	$21,764
Interest expense	2,671	2,505	2,335	2,203	3,561	3,119	3,042	2,950

Net interest income	19,246	19,344	19,367	18,635	18,139	18,909	18,474	18,814
Provision for loan losses	8,837	2,983	2,625	2,500	975	1,050	975	1,275

Net interest income after provision for loan losses	10,409	16,361	16,742	16,135	17,164	17,859	17,499	17,539
Other income	2,508	2,622	2,667	3,116	2,761	2,826	2,766	2,765
Other expense	11,883	12,399	13,021	13,797	11,676	12,531	12,034	12,560
Provision for income taxes	(498)	1,792	1,700	1,446	2,592	2,444	2,203	2,591

Net income	$1,532	$4,792	$4,688	$4,008	$5,657	$5,710	$6,028	$5,153

Basic per-share data:

Net income	$0.16	$0.50	$0.49	$0.41	$0.59	$0.59	$0.63	$0.54
Cash dividends	$0.22	$0.22	$0.22	$0.15	$0.22	$0.22	$0.22	$0.22
Average shares	9,634,156	9,651,857	9,662,328	9,685,194	9,590,571	9,598,364	9,607,023	9,615,320

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and

Shareholders of Suffolk Bancorp

We have audited Suffolk Bancorp (a New York corporation) and subsidiaries’ internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Suffolk Bancorp’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on Suffolk Bancorp’s internal control over financial reporting based on our audit.

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

In our opinion, Suffolk Bancorp and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of condition of Suffolk Bancorp and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010 and our report dated March 15, 2011 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP
GRANT THORNTON LLP

New York, New York
March 15, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and

Shareholders of Suffolk Bancorp

We have audited the accompanying consolidated statements of condition of Suffolk Bancorp (a New York corporation) and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Suffolk Bancorp and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Suffolk Bancorp and its subsidiaries’ internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 15, 2011 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP
GRANT THORNTON LLP

New York, New York
March 15, 2011

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

Riverhead, New York March 15, 2011

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2010

-OR-

☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ___________ to _____________.

Commission File Number: 000-13580

SUFFOLK BANCORP

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

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐    Smaller Reporting Company  ☐

Indicate by check mark whether the Registrant is a shell company.    YES  ☐    NO  ☒

The aggregate market value of the common equity held by non-affiliates of the Registrant as of the last business day of the Registrant’s most recently completed second fiscal quarter was $291.1 million.

As of January 31, 2011, there were 9,703,604 shares outstanding of the Registrant’s common stock.

Documents Incorporated by Reference

Portions of the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 12, 2011, are incorporated by reference into Part III.

PART I

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

Suffolk’s chief competition includes local banks with main or branch offices in the service area of Suffolk County National Bank, including People’s United Bank and Bridgehampton National Bank. Additionally, New York City money center banks and regional banks provide competition. These banks include primarily Capital One, Citibank, Bank of America, JPMorgan Chase & Co., TD Bank, and Hudson City Savings.

Suffolk and its subsidiaries had 360 full-time and 54 part-time employees on December 31, 2010.

Suffolk County National Bank (the “Bank”)

The Suffolk County National Bank of Riverhead was organized under the national banking laws of the United States of America on January 6, 1890. The Bank is a member of the Federal Reserve System, and its deposits are insured by the Federal Deposit Insurance Corporation to the extent provided by law.

Directed by members of the communities it serves, the Bank’s main service area includes the towns of Babylon, Brookhaven, East Hampton, Islip, Riverhead, Smithtown, Southampton, and Southold. The main office of the Bank is situated at 6 West Second Street, Riverhead, New York. Its branch offices are located at Amityville, Bohemia, Center Moriches, Cutchogue, Deer Park, East Hampton, Hampton Bays, Hauppauge, Manorville, Mattituck, Medford, Middle Island, Miller Place, Montauk, Port Jefferson, Port Jefferson Station, Riverhead, Sag Harbor, Sayville, Shoreham, Smithtown, Southampton, Wading River, Water Mill, West Babylon, and Westhampton Beach, New York.

The Bank is a full-service bank serving the needs of the local residents of Suffolk County. Most of the Bank’s business is devoted to serving those residing in the immediate area of the Bank’s main and branch offices. Among the services offered by the Bank are checking accounts, savings accounts, time and savings certificates, money market accounts, negotiable-order-of-withdrawal accounts, holiday club accounts, and individual retirement accounts; secured and unsecured loans, including commercial loans to individuals, partnerships, and corporations, agricultural loans to farmers, installment loans to finance small businesses, and automobile loans; home equity and real estate mortgage loans; safe deposit boxes; trust and estate services; the sale of mutual funds and annuities; and the maintenance of a master pension plan for self-employed individuals’ participation. The business of the Bank is only mildly seasonal.

BUSINESS SEGMENT REPORTING

Suffolk County National Bank is a regional bank, which offers a wide array of products and services to its customers. Pursuant to its banking strategy, emphasis is placed on building relationships with its customers, as opposed to building specific lines of business. As a result, at December 31, 2010 and 2009, Suffolk is not organized around discernible lines of business and prefers to work as an integrated unit to customize solutions for its customers, with business line emphasis and product offerings changing over time as needs and demands change. See page 37 of this Annual Report to Shareholders for the fiscal year ended December 31, 2010.

AVAILABLE INFORMATION

Suffolk files Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statements on Form 14(a), and any amendments to those reports, with the United States Securities and Exchange Commission (the “SEC”). The public may read and copy any of these materials at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330 (1-800-732-0330). The SEC also maintains an Internet site (http://www.sec.gov) that contains reports, proxy, and information statements, and other information regarding issuers, including Suffolk, that file electronically with the SEC. Suffolk also makes these reports available free of charge through its Internet website (http://www.suffolkbancorp.com) as soon as practicably possible after Suffolk files these reports electronically with the SEC.

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

Imposition of Liability for Undercapitalized Subsidiaries

The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) required each federal banking agency to revise its risk-based capital standards to ensure that those standards take adequate account of interest rate risk, concentration of credit risk, and the risks of nontraditional activities, as well as reflect the actual performance and expected risk of loss on multifamily mortgages. In accordance with the law, each federal banking agency has specified, by regulation, the levels at which an insured institution would be considered “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized.” Under these regulations, as of December 31, 2010, the Bank would be deemed to be “well capitalized.”

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

A national bank also may engage, subject to limitations on investment, in activities that are financial in nature, other than insurance underwriting, merchant banking, real estate development, and real estate investment, through a financial subsidiary of the bank, if the bank is “well capitalized,” “well managed,” and has at least a “satisfactory” CRA rating. Subsidiary banks of a FHC or national bank with financial subsidiaries must continue to be well capitalized and well managed in order to continue to engage in such activities without regulatory actions or restrictions, which could include divestiture of the financial subsidiary or subsidiaries. In addition, a FHC or a bank may not acquire a company that is engaged in such activities unless each of the subsidiary banks of the FHC or the bank has at least a “satisfactory” rating. At December 31, 2010, the Bank was rated as “outstanding.”

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

Emergency Economic Stabilization Act of 2008

On October 3, 2008, the Emergency Economic Stabilization Act of 2008 (“EESA”) was signed into law. EESA’s stated purpose is to provide the Secretary of the U.S. Treasury (the “Secretary”) with the authority and facilities to restore liquidity and stability to the United States financial system and to ensure that such authority and facilities are used to protect home values, college funds, retirement accounts and life savings, preserve homeownership and promote jobs and economic growth, maximize overall returns to U.S. taxpayers and provide accountability for the Secretary’s exercise of such authority.

EESA includes a federal program to purchase troubled mortgages and financial instruments from financial institutions, which is referred to as the Troubled Asset Relief Program (“TARP”). EESA also includes provisions that place limits on executive pay practices by institutions participating in the TARP, measures to facilitate acquisitions of financial institutions with troubled assets without government assistance, temporary enhancements to the federal deposit insurance program, enhanced tax benefits for losses incurred in the sale of certain assets, possible relief from fair value accounting, and an acceleration of the date on which the Board of Governors of the Federal Reserve System (“FRB”) can pay interest to banks on reserves on deposit with the FRB. On October 6, 2008, the FRB stated that it will begin paying interest on both excess and required reserves on October 9, 2008. The Bank maintains funds on deposit at the Federal Reserve Bank of New York, and each has received interest on these deposits since October 9, 2008.

The Secretary utilized his authority under the TARP to invest in preferred stocks of financial institutions under a Capital Purchase Program (“CPP”). Under the CPP, we were eligible to submit an application for between $12.3 million and $36.1 million. After careful analysis, we chose to not submit an application for any TARP funds. EESA immediately raised the FDIC insurance limit from $100,000 to $250,000, which increase was made permanent by the Dodd-Frank Wall Street Reform and Consumer Protection Act.

EESA also provides that gains or losses from the sale or exchange of Fannie Mae and Freddie Mac preferred stocks by an applicable institution (which includes banks, thrifts and their holding companies) shall be treated as ordinary gains or losses. Previously, these gains or losses were treated as capital gains or losses. This provision allows applicable institutions to deduct losses realized on the sale of the preferred stocks of Fannie Mae and Freddie Mac. Prior to the passage of the Act, the tax deductibility of these losses for us was limited to offset capital gains. Due to the provisions of the tax code, we have a limited ability to realize capital gains other than from the sale of our facilities. We do not hold any preferred stock of either Fannie Mae or Freddie Mac.

The FDIC adopted the Temporary Liquidity Guarantee Program to free up credit markets and maintain confidence in uninsured transaction accounts. The FDIC guaranteed senior unsecured debt issued between October 14, 2008 and October 31, 2009. The insurance will run through June 30, 2012. The annualized guarantee fee is a 75 basis point charge of the debt issued. All FDIC-insured institutions were eligible for the program, except “troubled” institutions and a small number of grandfathered savings and loan holding companies with commercial owners. The FDIC also provided full insurance coverage for non-interest bearing transaction accounts and NOW accounts with interest rates no higher than 50 basis points at insured institutions through December 31, 2009 under the Transaction Account Guarantee Program (the “TAGP”). The cost was a 10 basis point annualized charge on amounts in excess of $250,000. Both programs had no cost for the first 30 days. After that, institutions remained in the program unless they notified the FDIC that they were opting out of one or both programs by December 12, 2008. Those institutions were not allowed to opt back in. Participating banks in both programs are subject to enhanced supervisory oversight to prevent rapid growth or excessive risk-taking. If the costs of the programs are not covered by the special fees, all FDIC-insured institutions will be assessed even if they did not participate in the programs. The Bank opted to participate in these programs. The TAGP was subsequently extended through December 31, 2010. The extension increased the rate institutions paid to 15 basis points, 20 basis points or 25 basis points, depending on the risk category assigned to the institution under the FDIC’s risk-based premium system.

The American Recovery and Reinvestment Act of 2009

On February 17, 2009, the American Recovery and Reinvestment Act of 2009 (the “Stimulus Act”) was signed into law. The purpose of the Stimulus Act is to provide stimulus for the U.S. economy. The Stimulus Act provided additional restrictions and standards throughout the period during which an institution’s obligations under the CPP remained outstanding, including:

•	Limits on compensation incentives for risk taking by senior executive officers;

•	Recovery of any compensation paid based on inaccurate financial information;

•	Prohibition on “Golden Parachute Payments,”

•	Prohibition on compensation plans that would encourage manipulation of reported earnings to enhance the compensation of employees;

•	Publicly registered TARP recipients must establish a board compensation committee comprised entirely of independent directors, for the purpose of reviewing employee compensation plans;

•	Prohibition on bonuses, retention awards, or incentive compensation, except for payments of long term restricted stock;

•	Limitation on luxury expenditures;

•	TARP recipients may be required to permit a separate shareholder vote to approve the compensation of executives, as disclosed pursuant to the SEC’s compensation disclosure rules; and

•	The chief executive officer and chief financial officer of each TARP recipient will be required to provide a written certification of compliance with these standards to the SEC.

The Stimulus Act required the Secretary to issue additional regulations governing executive compensation at institutions participating in the CPP. These regulations did not have a significant effect on our operations as we did not participate in the CPP program as noted above.

The Dodd-Frank Wall Street Reform and Consumer Protection Act

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), signed into law on July 21, 2010, makes extensive changes to the laws regulating financial services firms. The Dodd-Frank Act also requires significant rulemaking and mandates multiple studies which could result in additional legislative or regulatory action. Under the Dodd-Frank Act federal banking regulatory agencies are required to draft and implement enhanced supervision, examination and capital standards for depository institutions and their holding companies. The enhanced requirements include, among other things, changes to capital, leverage and liquidity standards and numerous other requirements. The Dodd-Frank Act authorizes various new assessments and fees, expands supervision and oversight authority over non-bank subsidiaries, increases the standards for certain covered transactions with affiliates and requires the establishment of minimum leverage and risk-based capital requirements for insured depository institutions. The Dodd-Frank Act also establishes a new federal Consumer Financial Protection Bureau with broad authority and permits states to adopt stricter consumer protection laws and enforce consumer protection rules issued by the Consumer Financial Protection Bureau. Due to the passage of the Dodd-Frank Act, all deposits held in non-interest-bearing transaction accounts will be fully insured, regardless of the amount in the account. Interest-bearing transaction and non-transaction accounts will be subject to coverage up to $250,000 per depositor, per insured bank, for each account ownership category. Effective for the FDIC insurance assessment payable September 30, 2011, which covers the second quarter of 2011, the FDIC assessment will be based on the Bank’s total average assets less Tier 1 capital, instead of deposits. The assessment on average assets will be computed at lower rates, which may result in lower deposit premiums beginning in the second quarter of 2011.

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

We assume credit risk from the possibility that we will suffer losses because borrowers, guarantors, and related parties fail to perform under the terms of their loans. We try to minimize and monitor this risk by adopting and implementing what we believe are effective underwriting and credit policies and procedures, including how we establish and review the allowance for loan losses. The allowance for loan losses is determined by continuous analysis of the loan portfolio and the analytical process is regularly reviewed and adjustments may be made based on the assessments of internal and external influences on credit quality. Those policies and procedures may still not prevent unexpected losses that could adversely affect our results. Weak economic conditions could adversely impact the ability of borrowers to repay outstanding loans or the value of collateral securing those loans. In addition, deterioration in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans, changes in regulation and regulatory interpretation and other factors, both within and outside of our control, may require an increase in the allowance for loan losses. See the sections captioned “Loan Portfolio,” “Non-Performing Loans” and “Summary of Loan Losses and Allowance for Loan Losses” beginning on page 13 of this report and Note 1(D) and Note 4 to our Consolidated Financial Statements contained in this report for further discussion related to our loan portfolio and our process for determining the appropriate level of the allowance for loan losses. As required by the Agreement with the OCC, Suffolk is in the process of reviewing its allowance for loan losses which may result in further increases to the allowance.

Recent financial reforms and related regulations may affect our results of operations, financial condition or liquidity.

The Dodd-Frank Act, signed into law on July 21, 2010, makes extensive changes to the laws regulating financial services firms. The Dodd-Frank Act also requires significant rulemaking and mandates multiple studies which could result in additional legislative or regulatory action. For a Description of the Dodd-Frank Act see “Supervision and Regulation—The Dodd Frank Wall Street Reform and Consumer Protection Act.” At this time, it is difficult to predict the extent to which the Dodd-Frank Act or the resulting regulations will impact Suffolk’s business. However, compliance with these new laws and regulations will likely result in additional costs, and these additional costs may adversely impact our results of operations, financial condition or liquidity.

Failure to comply with the Bank’s written agreement with the OCC may result in further regulatory enforcement actions.

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

While the Bank currently meets the three individual minimum capital ratios set by the OCC, further increases to our allowance for loan losses would negatively impact our capital levels, causing the Bank to no longer be in compliance with such ratios.

The Bank is subject to individual minimum capital ratios established by the OCC requiring the Bank to maintain a Tier 1 capital ratio of at least equal to 8.00 percent of adjusted total assets, to maintain a Tier 1 capital ratio at least equal to 10.50 percent of risk-weighted assets, and to maintain a total risk based capital ratio at least equal to 12.00 percent of risk-weighted assets. At December 31, 2010, the Bank met all three capital ratios as the Bank had a Tier 1 leverage ratio of 8.64 percent, a Tier 1 risk-based capital ratio of 11.78 percent and a total risk-based capital ratio of 13.03 percent. Further increases to Suffolk’s allowance for loan losses, however, would negatively impact the Bank’s capital levels and make it difficult to maintain the capital levels directed by the OCC. If the Bank fails to maintain the required capital levels, it could be subject to further regulatory enforcement actions.

As a bank holding company that conducts substantially all of its operations through its banking subsidiary, our ability to pay dividends to stockholders depends upon the results of operations of the Bank and its ability to pay dividends to Suffolk. Dividends paid by the Bank are subject to limits imposed by law and regulation and are restricted by an agreement with the OCC.

Substantially all of our activities are conducted through the Bank, and Suffolk receives substantially all of its funds through dividends from the Bank. Suffolk’s ability to pay dividends to stockholders depends on the Bank’s ability to pay dividends to Suffolk. Various laws and regulations limit the amount of dividends that the Bank may pay us. In addition, under the Agreement, the Bank is required to establish a dividend policy that will permit the declaration of a dividend only when the Bank is in compliance with its capital program and with the prior written determination of no supervisory objection by the OCC. If the Bank is unable to pay dividends to Suffolk, we will not be able to pay dividends to our stockholders.

Changes in interest rates could adversely affect Suffolk’s results of operations and financial condition.

Our ability to generate net income depends primarily upon our net interest income. Net interest income is income that remains after deducting, from total income generated by earning assets, the interest expense attributable to the acquisition of the funds required to support earning assets. Income from earning assets includes income from loans, investment securities and short-term investments. The amount of interest income is dependent on many factors including the volume of earning assets, the general level of interest rates, the dynamics of the change in interest rates and the levels of non-performing loans. The cost of funds varies with the amount of funds necessary to support earning assets, the rates paid to attract and hold deposits, rates paid on borrowed funds and the levels of non-interest-bearing demand deposits and equity capital.

Different types of assets and liabilities may react differently, at different times, to changes in market interest rates. We expect that we will periodically experience “gaps” in the interest rate sensitivities of our assets and liabilities. That means either our interest-bearing liabilities will be more sensitive to changes in market interest rates than our interest earning assets, or vice versa. When interest-bearing liabilities mature or re-price more quickly than interest-earning assets, an increase in market rates of interest could reduce our net interest income. Likewise, when interest-earning assets mature or re-price more quickly than interest-bearing liabilities, falling interest rates could reduce net interest income. We are unable to predict changes in market interest rates which are affected by many factors beyond our control including inflation, recession, unemployment, money supply, domestic and international events and changes in the United States and other financial markets. Net interest income is not only affected by the level and direction of interest rates, but also by the shape of the yield curve, relationships between interest sensitive instruments and key driver rates, as well as balance sheet growth, client loan and deposit preferences and the timing of changes in these variables.

We attempt to manage risk from changes in market interest rates, in part, by controlling the mix of interest rate-sensitive assets and interest rate-sensitive liabilities. We review our interest rate risk position and modify our strategies based on projections to minimize the impact of future interest rate changes. However, interest rate risk management techniques are not exact. A rapid increase or decrease in interest rates could adversely affect our results of operations and financial condition.

Additional information about the nature of these risks and how they are managed can be found in the following locations in this report:

Credit Risk: under the captions “Non-Performing Loans” and “Summary of Loan Losses and Allowance for Loan Losses” beginning on page 14 of this report.

Interest Rate Risk: under the captions “Asset/Liability Management & Liquidity” and “Interest Rate Sensitivity” on pages 22 through 24 of this report, respectively.

Market Risk: under the caption “Market Risk” on page 25 of this report.

ITEM 1B.	Unresolved Staff Comments None.

STATISTICAL DISCLOSURE

ITEM 2.	Properties

Bank

The Bank’s main office campus, with three buildings, is located at 6 West Second Street, Riverhead, New York, title to which is held by the Town of Riverhead, New York Industrial Development Agency for reasons of tax abatement, but to which the Bank has all other rights of ownership. The Bank also owns a total of 12 properties with 12 buildings in fee, and holds 18 buildings under lease agreements. Management believes that the physical facilities are suitable and adequate and at present are being fully utilized. Suffolk, however, evaluates future needs continuously and anticipates other changes in its facilities during the next several years.

ITEM 3.	Legal Proceedings

There are no material legal proceedings, individually or in the aggregate, to which Suffolk or its subsidiaries are a party or of which any of the property is subject.

ITEM 4.	Submission of Matters to a Vote of Security Holders

None.

Registrant

Suffolk as such has no physical properties. Office facilities of Suffolk are located at 4 West Second Street, Riverhead, NY.

PART II

ITEM 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

Pages 6, 26, and 32 of this Annual Report to Shareholders for the fiscal year ended December 31, 2010.

At January 31, 2011, there were approximately 1,069 equity holders of record and approximately 6,837 beneficial shareholders of the Company’s common stock. Information concerning dividends and the price range of the common stock can be found on page 6 of this Annual Report to Shareholders.

Comparison of Cumulative Total Return of Suffolk Bancorp, Industry Index, and Broad Market (in $)

	1/1/06	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10
Suffolk Bancorp	100.00	112.91	90.94	105.39	87.95	73.08
NASDAQ Banks	100.00	112.23	91.51	64.86	54.35	64.29
NASDAQ US	100.00	109.84	107.57	57.41	82.53	84.28
source: CRSP Total Return Indices - NASDAQ

The following table illustrates equity compensation plan information as of December 31, 2010:

Equity Compensation Plan Information (item 201(d))

Plan category at December 31, 2010	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (a)	Weighted-average exercise price of outstanding options, warrants, and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	89,500	$30.32	500,000
Equity compensation plans not approved by security holders	—	—	—

Total	89,500	30.32	500,000

ITEM 6.	Selected Quarterly Financial Data

Page 56 of this Annual Report to Shareholders for the fiscal year ended December 31, 2010.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Pages 7 - 29 of this Annual Report to Shareholders for the fiscal year ended December 31, 2010.

ITEM 7a.	Quantitative and Qualitative Disclosure about Market Risk

Page 25 of this Annual Report to Shareholders for the fiscal year ended December 31, 2010.

ITEM 8.	Financial Statements and Supplementary Data

Pages 30 - 56 of this Annual Report to Shareholders for the fiscal year ended December 31, 2010.

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9a.	Controls and Procedures

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

The Certifying Officers also have indicated that there were no significant changes in Suffolk’s internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation, and there were no corrective actions with regard to significant deficiencies and material weaknesses. Management’s Report on Internal Control over Financial Reporting is incorporated herein and can be found on page 29. The effectiveness of Suffolk’s internal control over financial reporting as of December 31, 2010, has been audited by Grant Thornton LLP whose report can be found on page 56.

PART III

ITEM 10.	Directors and Executive Officers of the Registrant

Pages 3-9 of Registrant’s Proxy Statement for its Annual Meeting of Shareholders to be held on April 12, 2011 is incorporated herein by reference.

EXECUTIVE OFFICERS

Name	Age	Position		Business Experience

J. Gordon Huszagh	57	President & Chief Executive Officer	Feb-09	- Present President, Chief Executive Officer, and Director, Suffolk Bancorp
			Feb-09	- Present President, Chief Executive Officer, and Director, SCNB
			Jan-99	- Mar-09 Chief Financial Officer, Suffolk Bancorp, SCNB
			Jan-99	- Feb-09 EVP, Suffolk Bancorp, SCNB
			Jan-97	- Jan-99 SVP and Chief Financial Officer, SCNB
			Dec-92	- Dec-96 SVP & Comptroller, SCNB
			Dec-88	- Dec-92 VP & Comptroller, SCNB
			Dec-86	- Dec-88 VP, SCNB
			Jan-83	- Dec-86 Auditor, SCNB
			1975	- 1982 Eastern Federal Savings and Loan
Employed by SCNB since January 1983.

Stacey L. Moran	43	Executive Vice President and	Mar-09	- Present EVP and Chief Financial Officer, Suffolk Bancorp
		Chief Financial Officer	Mar-09	- Present EVP and Chief Financial Officer, SCNB
			Apr-06	- Mar-09 VP and Comptroller, SCNB
			Jan-04	- Apr-06 AVP, Assistant Comptroller, SCNB
			May-98	- Jan-04 Bank Officer, Assistant Comptroller, SCNB
			Dec-95	- May-98 Controller, Excel Technology, Inc.
			Sep-89	Dec-95 KPMG LLP
Employed by SCNB since May 1998.

Frank D. Filipo	59	Executive Vice President,	Mar-03	- Present EVP, Suffolk Bancorp
		Operating Officer	Mar-03	- Present EVP, Retail Banking, SCNB
			Sep-01	- Mar-03 SVP, Retail Banking, SCNB
			Sep-96	- Sep-01 Regional Administrator, North Fork Bank
			Apr-94	- Sep-96 SVP, Commercial Loans, SCNB
			Jul-84	- Apr-94 EVP, Senior Lending Officer, Bank of the Hamptons, N.A.
			1982	- Jul-84 VP, Commercial Loans, Continental Bank
Employed by SCNB from April 1994 to September 1996 and since September 2001.

ITEM 11.	Executive Compensation

Pages 9-18 of Registrant’s Proxy Statement for its Annual Meeting of Shareholders to be held on April 12, 2011 is incorporated herein by reference.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management

Pages 2, 13, 14, and 15 of Registrant’s Proxy Statement for its Annual Meeting of Shareholders to be held on April 12, 2011 is incorporated herein by reference.

ITEM 13.	Certain Relationships and Related Transactions

Pages 5-6 of Registrant’s Proxy Statement for its Annual Meeting of Shareholders to be held on April 12, 2011 is incorporated herein by reference.

ITEM 14.	Principal Accountant Fees and Services

The following table presents the fees billed for each of the last two fiscal years by Suffolk’s principal accountant by category:

	2010	2009
Audit fees	$302,705	$322,707
Audit-related fees	24,840	24,840
Tax fees	—	—
All other fees	9,440	6,727

	$336,985	$354,274

The Audit Committee pre-approves all auditing services and permitted non-audit services (including the fees and terms thereof) to be performed for Suffolk by its independent auditor, subject to the de minimis exceptions for non-audit services described in Section 10A (i) (1) (B) of the Exchange Act which are approved by the Committee prior to the completion of the audit. The Audit Committee may form and delegate authority to subcommittees consisting of one or more members when appropriate, including the authority to grant pre-approvals of audit and permitted non-audit services, provided that decisions of such subcommittee to grant pre-approvals shall be presented to the full Audit Committee at its next scheduled meeting. Fees for consultation concerning the computation and filing of income taxes amounting to $46,575 for 2010 were paid to the firm of Marcum & Kliegman, LLP.

PART IV

ITEM 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

The following consolidated financial statements of the Registrant and Subsidiaries, and the accountant’s report thereon, are included on pages 30 through 56 inclusive.

Financial Statements (Consolidated)

Statements of Condition — December 31, 2010 and 2009.

Statements of Income — For the years ended December 31, 2010, 2009, and 2008.

Statements of Changes in Stockholders’ Equity — For the years ended December 31, 2010, 2009, and 2008.

Statements of Cash Flows — For the years ended December 31, 2010, 2009, and 2008.

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

Exhibit 31.1

CERTIFICATION OF PERIODIC REPORT

I, J. Gordon Huszagh, certify that:

1. I have reviewed this annual report on Form 10-K of Suf-folk Bancorp;

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

Date: March 15, 2011

/s/ J. GORDON HUSZAGH
J. Gordon Huszagh
President & Chief Executive Officer

Exhibit 31.2

CERTIFICATION OF PERIODIC REPORT

I, Stacey L. Moran, certify that:

1. I have reviewed this annual report on Form 10-K of Suf-folk Bancorp;

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

Date: March 15, 2011

/s/ STACEY L. MORAN
Stacey L. Moran
Executive Vice President & Chief Financial Officer

Exhibit 32.1

CERTIFICATION OF PERIODIC REPORT

I, J. Gordon Huszagh, President & Chief Executive Officer of Suffolk Bancorp (the “Company”), certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that: (1) the Annual Report on Form 10-K of the Company for the year ended December 31, 2010 (the “Report”) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and (2) the information contained in the Report fairly represents, in all material respects, the financial condition and results of operations of the Company.

Dated: March 15, 2011

/s/ J. Gordon Huszagh
J. Gordon Huszagh
President & Chief Executive Officer

Exhibit 32.2

CERTIFICATION OF PERIODIC REPORT

I, Stacey L. Moran, Executive Vice President & Chief Financial Officer of Suffolk Bancorp (the “Company”), certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that: (1) the Annual Report on Form 10-K of the Company for the year ended December 31, 2010 (the “Report”) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and (2) the information contained in the Report fairly represents, in all material respects, the financial condition and results of operations of the Company.

Dated: March 15, 2011

/s/ Stacey L. Moran
Stacey L. Moran
Executive Vice President & Chief Financial Officer

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 15, 2011

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

Partner; Cullen & Danowski, LLP

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

Frank D. Filipo

Executive Vice President

Douglas Ian Shaw

Senior Vice President & Corporate Secretary

DIRECTORS

Edgar F. Goodale

Chairman of the Board

James E. Danowski

Joseph A. Gaviola

J. Gordon Huszagh

David A. Kandell

Thomas S. Kohlmann

Terence X. Meyer

Susan V. B. O’Shea

John D. Stark, Jr.

EXECUTIVE OFFICERS

J. Gordon Huszagh

President & Chief Executive Officer

Stacey L. Moran

Executive Vice President &

Chief Financial Officer

Frank D. Filipo

Executive Vice President &

Operating Officer

LOANS

Bruce W. Bradley

Senior Vice President

Joan Brigante

Senior Vice President

David T. DeVito

Senior Vice President

Michael P. Sabala

Senior Vice President

Robert T. Ellerkamp

Vice President

Robert P. Grady

Vice President

Wendy K. Harris

Vice President

Paul D. Hawkins, Jr.

Vice President

Benjamin Mancuso

Vice President

William Mitarotondo

Vice President

Philip G. Rinaldi

Vice President

Deborah Simonetti

Vice President

Thomas J. Sullivan

Vice President

Frederick J. Weinfurt

Vice President

RETAIL BANKING

Stanley V. Gelish

Senior Vice President

Anita J. Nigrel

Senior Vice President

Cynthia D’Andrea

Vice President

Maureen Hines

Vice President

Susan M. Martinelli

Vice President

Amityville Office

Joanne Goodman

Assistant Vice President

Bohemia Office

Steve E. Horner

1st Vice President

Center Moriches Office

Douglas S. Olsen

Vice President

Cutchogue Office

Kim Sweeney

Assistant Vice President

Deer Park Office

Steven C. DeLuca

1st Vice President

East Hampton Pantigo Office

Micah A. Schlendorf

Vice President

East Hampton Village Office

Matthew R. Potz

Assistant Branch Manager

Hampton Bays Office

David C. Barczak

Vice President

Hauppauge Office

Mark J. Harrigan

Vice President

Manorville Office

Rebecca L. Collins

Assistant Vice President

Mattituck Office

Janet V. Stewart

Vice President

Medford Office

Paul E. Vaas

1st Vice President

Middle Island Office

Catherine Russell

Assistant Vice President

Miller Place Office

Cynthia M. Berner

Assistant Vice President

Montauk Harbor Office

Montauk Village Office

John J. McDonald

Vice President

Port Jefferson Harbor Office

Port Jefferson Village Office

Jacqueline M. Brown

Vice President

Port Jefferson Station Office

Robert J. Mangels

Assistant Vice President

Riverhead, Ostrander Avenue Office

Angela R. Reese

Vice President

Riverhead, Second Street Office

Vincent Cangiano

1st Vice President

Sag Harbor Office

Susan K. Tooker

Assistant Vice President

Sayville Office

Pamela S. Werner

Assistant Vice President

Shoreham Office

Wendy A. Stapon

Vice President

Smithtown Office

Susan L. Hughes

Vice President

Southampton Office

Patricia A. Bolomey

1st Vice President

Wading River Office

John A. Maki

Assistant Vice President

Water Mill Office

Jill M. James

Vice President

West Babylon Office

Geralyn G. Harper

Assistant Vice President

Westhampton Beach Office

Jayne D. Ebert

Vice President

TRUST & ASSET

MANAGEMENT GROUP

Dan A. Cicale

Senior Vice President

& Trust Officer

Trust & Estate Services

Linda A. Schwartz

Vice President & Trust Officer

Warren P. Palzer

Vice President

Lori E. Thompson

Vice President

SCNB Financial Services, Inc.

Martin J. Mangialardi

Vice President

COLLECTIONS

Christopher R. Martinelli

Vice President

COMPTROLLERS

Aldo G. Columbano

Senior Vice President

& Comptroller

Barbara J. Danowski

Vice President

& Assistant Comptroller

CORPORATE SERVICES

Douglas Ian Shaw

Senior Vice President

& Corporate Secretary

FACILITIES

Charles E. Anderson

Manager

HUMAN RESOURCES

Nancy Jacob

Senior Vice President

Christine Troyano

Vice President

INFORMATION

SECURITY

Joanne Appel

Vice President &

Information Security Officer

INFORMATION

TECHNOLOGY

Fred A. Bohonan

Vice President

MARKETING

Sandra K. Novick

Senior Vice President

Brenda B. Sujecki

Vice President

OPERATIONS

Dennis F. Orski

Senior Vice President

Deanna L. Miller

Vice President

RISK MANAGEMENT & COMPLIANCE

Jeanne P. Kelley

Senior Vice President

Linda M. Follett

Vice President

SECURITY

Alexander B. Doroski

Senior Vice President

Directory of Offices and Departments

Area Code (631)
ON THE WEB AT:	WWW.SCNB.COM	Telephone	FAX

Executive Offices	4 West Second Street, P.O. Box 9000, Riverhead, N.Y. 11901	208-2400	727-2638

Amityville Office	400 Merrick Road, Amityville, N.Y. 11701	532-3500	608-4856

Bohemia Office	3880 Veterans Memorial Highway, Bohemia, N.Y. 11716	585-4477	585-4809

Center Moriches Office	502 Main Street, Center Moriches, N.Y. 11934	878-8800	878-4431

Collections	206 Griffing Avenue, Riverhead, N.Y. 11901	208-2370	727-5732

Commercial Loans	4 West Second Street, P.O. Box 9000, Riverhead, N.Y. 11901	208-2201	727-5798

	3880 Veterans Memorial Highway, Bohemia, N.Y. 11716	580-0181	580-0183

	137 West Broadway, Port Jefferson, N.Y. 11777	642-1000	642-0200

	295 North Sea Road, Southampton, N.Y. 11968	287-3104	287-3296

Compliance	4 West Second Street, P.O. Box 9000, Riverhead, N.Y. 11901	208-2291	727-8010

Comptrollers	4 West Second Street, P.O. Box 9000, Riverhead, N.Y. 11901	208-2270	369-2230

Consumer Loans	4 West Second Street, P.O. Box 9000, Riverhead, N.Y. 11901	208-2222	727-5521

Corporate Services (Investor Relations)	4 West Second Street, P.O. Box 9000, Riverhead, N.Y. 11901	727-5667	727-3214

Cutchogue Office	31525 Main Road, P.O. Box 702, Cutchogue, N.Y. 11935	734-5050	734-7759

Deer Park Office	21 East Industry Court, Suite 4, Deer Park, N.Y. 11729	274-4888	274-4810

East Hampton Pantigo Office	351 Pantigo Road, East Hampton, N.Y. 11937	324-2000	324-6367

East Hampton Village Office	99 Newtown Lane, East Hampton, N.Y. 11937	324-3800	324-3863

Facilities	4 West Second Street, P.O. Box 9000, Riverhead, N.Y. 11901	208-2333	208-0767

Hampton Bays Office	168 West Montauk Highway, Hampton Bays, N.Y. 11946	728-2700	728-8311

Hauppauge Office	110 Marcus Boulevard, Hauppauge, N.Y. 11788	436-5400	436-4454

Human Resources	4 West Second Street, P.O. Box 9000, Riverhead, N.Y. 11901	208-2310	727-3170

Information Technology	206 Griffing Avenue, Riverhead, N.Y. 11901	208-2495	369-5834

Investments and Insurance at SCNB	6 West Second Street, P.O. Box 9000, Riverhead, N.Y. 11901	208-2380	727-3210

Manorville Office	460 County Road 111, Suite 18, Manorville, N.Y. 11949	281-8200	281-5695

Marketing	4 West Second Street, P.O. Box 9000, Riverhead, N.Y. 11901	208-2323	727-9223

Mattituck Office	10900 Main Road, P.O. Box 1420, Mattituck, N.Y. 11952	298-9400	298-9188

Medford Office	2801 Route 112, Suite B, Medford, N.Y. 11763	758-1500	758-1509

Middle Island Office	900 Middle Country Road, Middle Island, N.Y. 11953	345-0010	345-5377

Miller Place Office	159 Route 25A, Unit 21, Miller Place, N.Y. 11764	474-8400	474-5357

Montauk Harbor Office	541 West Lake Drive, P.O. Box 2368, Montauk, N.Y. 11954	668-4333	668-3643

Montauk Village Office	746 Montauk Highway, P.O. Box 743, Montauk, N.Y. 11954	668-5300	668-1214

Operations	206 Griffing Avenue, Riverhead, N.Y. 11901	208-2450	369-5834

Port Jefferson Harbor Office	135 West Broadway, Port Jefferson, N.Y. 11777	474-7200	331-7806

Port Jefferson Station Office	1510 Route 112, Port Jefferson Station, N.Y. 11776	473-0222	473-0775

Port Jefferson Village Office	228 East Main Street, Port Jefferson, N.Y. 11777	473-7700	473-9406

Residential Mortgage Loans	4 West Second Street, P.O. Box 9000, Riverhead, N.Y. 11901	208-2244	369-2468

Retail Banking	4 West Second Street, P.O. Box 9000, Riverhead, N.Y. 11901	208-2300	727-3873

Riverhead, Ostrander Avenue Office	1201 Ostrander Avenue, P.O. Box 9000, Riverhead, N.Y. 11901	727-6800	727-5095

Riverhead, Second Street Office	6 West Second Street, Riverhead, N.Y. 11901	208-2350	727-3210

Sag Harbor Office	17 Main Street, P.O. Box 1268, Sag Harbor, N.Y. 11963	725-3000	725-4627

Sayville Office	161 North Main Street, Sayville, N.Y. 11782	218-1600	218-9425

SCNB Financial Services, Inc.	31525 Main Road, P.O. Box 702, Cutchogue, N.Y. 11935	208-2380	727-3210

Shoreham Office	9926 Route 25A, P.O. Box 622, Shoreham, N.Y. 11786	744-4400	744-6743

Smithtown Office	222 Middle Country Road, Suite 108, Smithtown, N.Y. 11787	979-3400	979-3430

Southampton Office	295 North Sea Road, Southampton, N.Y. 11968	283-3800	287-3293

Trust and Asset Management	3880 Veterans Memorial Highway, Bohemia, N.Y. 11716	285-6600	285-6610

Wading River Office	2065 Wading River-Manor Road, Wading River, N.Y. 11792	929-6300	929-6799

Water Mill Office	828 Montauk Highway, P.O. Box 216, Water Mill, N.Y. 11976	726-4500	726-7573

West Babylon Office	955 Little East Neck Road, West Babylon, N.Y. 11704	669-7300	669-5211

Westhampton Beach Office	144 Sunset Avenue, Westhampton Beach, N.Y. 11978	288-4000	288-9252