Form 10-Q/A
period 2010-09-30
SUFFOLK BANCORP
filed 2011-12-20
CIK 754673

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE

Suffolk Bancorp (“Suffolk”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the period ended September 30, 2010, originally filed with the Securities and Exchange Commission (the “SEC”) on November 9, 2010. This Amendment is being filed to amend and restate our unaudited consolidated financial statements as of and for the three and nine months ended September 30, 2010 and related disclosures to correct for a misstatement in the provision and allowance for loan losses.

This quarterly report on Form 10-Q/A for the quarterly period ended September 30, 2010 is being filed to reflect the financial statement restatement. In summary, as of and for the three and nine months ended September 30, 2010, this financial statement restatement has resulted in:

•	No impact on our cash and cash equivalents or overall cash flow.

•

Increases in our provision for loan losses of $12.1 million (461%; 84%) and decreases in our net income of $7.8 million (167%; 71%) and our basic earnings-per-share by $0.81 (165%;71%) for the three and nine months ended September 30, 2010, respectively.

•

Decreases in our total loans of $7.4 million (0.65%), our total assets, retained earnings and total stockholders’ equity of $7.8 million (0.46%; 8.0% and 5.2%), respectively, increases in our allowance for loan losses of $4.7 million (21.4%) and our other assets of $4.3 million (21.2%) as of September 30, 2010.

For a more detailed description of the financial statement restatement, see Note 2, “Restatement of Financial Statements” to our notes to the unaudited consolidated financial statements.

Suffolk has not modified or updated the information in the initial Form 10-Q, except as necessary to reflect the effects of the restatement which took into consideration subsequent additional information about conditions that existed at September 30, 2010, and to reflect legal proceedings and subsequent events as disclosed in Note 12 and Note 13, respectively. This Amendment continues to speak as of the dates described herein, and we have not updated the disclosures contained in the initial Form 10-Q to reflect any events that occurred subsequent to such dates except with regard to the restatement. Information not affected by the restatement is unchanged and reflects the disclosures made at the time of the filing of the initial Form 10-Q on November 9, 2010. Accordingly, this Amendment should be read in conjunction with our subsequent filings with the SEC, as information in such filings may update or supersede certain information contained in this Amendment.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officer and principal financial officer are filed herewith as Exhibits 31.1, 31.2, 32.1 and 32.2.

For the convenience of the reader, this Amendment sets forth the initial Form 10-Q in its entirety, although Suffolk is only amending and restating Items 1, 2 and 4 of Part 1 and Item 6 of Part II of the initial Form 10-Q affected by the corrected financial information.

SUFFOLK BANCORP AND SUBSIDIARIES

Item 1 - FINANCIAL STATEMENTS

SUFFOLK BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CONDITION AS OF

(in thousands of dollars, except for share data)

	September 30, 2010	December 31, 2009
	unaudited Restated
ASSETS
Cash & Due from Banks	$58,028	$37,007
Federal Reserve Bank Stock	652	652
Federal Home Loan Bank Stock	3,531	8,346
Investment Securities:
Available for Sale, at Fair Value	446,399	437,000
Held to Maturity (Fair Value of $11,085 and $10,096, respectively)
Obligations of States & Political Subdivisions	10,050	9,243
Other Securities	100	100

Total Investment Securities	456,549	446,343

Total Loans	1,134,457	1,160,379
Less: Allowance for Loan Losses	26,659	12,333

Net Loans	1,107,798	1,148,046

Premises & Equipment, Net	22,368	23,346
Accrued Interest Receivable, Net	7,895	7,223
Goodwill	814	814
Other Assets	24,465	22,719

TOTAL ASSETS	$1,682,100	$1,694,496

LIABILITIES & STOCKHOLDERS’ EQUITY
Demand Deposits	$521,527	$487,648
Saving, N.O.W. & Money Market Deposits	629,126	578,551
Time Certificates of $100,000 or more	214,064	211,898
Other Time Deposits	110,561	107,181

Total Deposits	1,475,278	1,385,278

Federal Home Loan Bank Borrowings	40,000	150,800
Dividend Payable on Common Stock	2,126	2,115
Accrued Interest Payable	650	829
Other Liabilities	20,418	18,303

TOTAL LIABILITIES	1,538,472	1,557,325

STOCKHOLDERS’ EQUITY
Common Stock (par value $2.50; 15,000,000 shares authorized; 9,665,245 and 9,615,494 shares outstanding at September 30, 2010 and December 31, 2009, respectively)	34,169	34,031
Surplus	22,784	21,685
Treasury Stock at Par (4,002,158 and 3,996,878 shares, respectively)	(10,005)	(9,992)
Retained Earnings	89,835	93,154

	136,783	138,878

Accumulated Other Comprehensive Income (Loss), Net of Tax	6,845	(1,707)

TOTAL STOCKHOLDERS’ EQUITY	143,628	137,171

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$1,682,100	$1,694,496

See accompanying notes to consolidated financial statements.

SUFFOLK BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED

(in thousands of dollars except for share and per share data)

	September 30, 2010	September 30, 2009
	unaudited Restated	unaudited
INTEREST INCOME
Federal Funds Sold & Interest from Bank Deposits	$3	$44
United States Treasury Securities	71	94
Obligations of States & Political Subdivisions	1,979	1,804
Mortgage-Backed Securities	1,888	1,836
U.S. Government Agency Obligations	202	354
Other Securities	95	123
Loans	17,464	17,261

Total Interest Income	21,702	21,516

INTEREST EXPENSE
Saving, N.O.W. & Money Market Deposits	827	934
Time Certificates of $100,000 or more	709	960
Other Time Deposits	436	584
Borrowings	363	564

Total Interest Expense	2,335	3,042

Net-interest Income	19,367	18,474
Provision for Loan Losses	14,729	975

Net-interest Income After Provision for Loan Losses	4,638	17,499

OTHER INCOME
Service Charges on Deposit Accounts	1,215	1,354
Other Service Charges, Commissions & Fees	1,007	929
Fiduciary Fees	243	237
Other Operating Income	202	246

Total Other Income	2,667	2,766

OTHER EXPENSE
Salaries & Employee Benefits	7,457	7,190
Net Occupancy Expense	1,336	1,250
Equipment Expense	511	586
FDIC Assessments	862	517
Other Operating Expense	2,855	2,491

Total Other Expense	13,021	12,034

(Loss) Income Before Income Taxes	(5,716)	8,231
(Benefit) Provision for Income Taxes	(2,579)	2,203

NET (LOSS) INCOME	$(3,137)	$6,028

Weighted Average: Common Shares Outstanding	9,662,328	9,607,023
Dilutive Stock Options	—	19,286

Weighted Average Total Common Shares and Dilutive Options	9,662,328	9,626,309

(LOSS) EARNINGS PER COMMON SHARE Basic	$(0.32)	$0.63
Diluted	$(0.32)	$0.63

DIVIDENDS PER COMMON SHARE	$0.22	$0.22

See accompanying notes to consolidated financial statements.

SUFFOLK BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE NINE MONTHS ENDED

(in thousands of dollars except for share and per share data)

	September 30, 2010	September 30, 2009
	unaudited Restated	unaudited
INTEREST INCOME
Federal Funds Sold & Interest from Bank Deposits	$8	$48
United States Treasury Securities	213	292
Obligations of States & Political Subdivisions	5,818	5,254
Mortgage-Backed Securities	5,957	5,382
U.S. Government Agency Obligations	607	1,797
Other Securities	320	334
Loans	52,545	52,137

Total Interest Income	65,468	65,244

INTEREST EXPENSE
Saving, N.O.W. & Money Market Deposits	2,551	2,732
Time Certificates of $100,000 or more	2,271	2,591
Other Time Deposits	1,365	2,002
Federal Funds Purchased and Repurchase Agreements	2	120
Borrowings	1,322	2,277

Total Interest Expense	7,511	9,722

Net-interest Income	57,957	55,522
Provision for Loan Losses	26,549	3,000

Net-interest Income After Provision for Loan Losses	31,408	52,522

OTHER INCOME
Service Charges on Deposit Accounts	3,745	4,019
Other Service Charges, Commissions & Fees	2,591	2,586
Fiduciary Fees	760	779
Net Security Gains	12	—
Other Operating Income	689	969

Total Other Income	7,797	8,353

OTHER EXPENSE
Salaries & Employee Benefits	21,682	20,892
Net Occupancy Expense	4,030	3,837
Equipment Expense	1,576	1,719
FDIC Assessments	2,089	2,202
Other Operating Expense	7,926	7,591

Total Other Expense	37,303	36,241

Income Before Income Taxes	1,902	24,634
(Benefit) Provision for Income Taxes	(1,285)	7,239

NET INCOME	$3,187	$17,395

Weighted Average: Common Shares Outstanding	9,649,550	9,598,583
Dilutive Stock Options	6,408	17,976

Weighted Average Total Common Shares and Dilutive Options	9,655,958	9,616,559
EARNINGS PER COMMON SHARE Basic	$0.33	$1.81
Diluted	$0.33	$1.81

DIVIDENDS PER COMMON SHARE	$0.66	$0.66

See accompanying notes to consolidated financial statements.

SUFFOLK BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED

(in thousands of dollars)

	September 30, 2010	September 30, 2009
	unaudited Restated	unaudited
NET INCOME	$3,187	$17,395

ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH

CASH FLOWS FROM OPERATING ACTIVITIES
Provision for Loan Losses	26,549	3,000
Depreciation & Amortization	1,881	1,896
Net Security Gains	(12)	—
Stock Based Compensation	8	105
Accretion of Discounts	(118)	(196)
Amortization of Premiums	2,122	973
Increase in Accrued Interest Receivable	(672)	(893)
Increase in Other Assets	(7,594)	(440)
Decrease in Accrued Interest Payable	(179)	(1,338)
Increase (Decrease) in Other Liabilities	2,075	(90)

Net Cash Provided by Operating Activities	27,247	20,412

CASH FLOWS FROM INVESTING ACTIVITIES
Principal Payments on Investment Securities Available for Sale	22,689	26,398
Proceeds from Sale of Investment Securities Available for Sale	1,232	—
Maturities of Investment Securities Available for Sale	2,000	102,500
Purchases of Investment Securities Available for Sale	(22,904)	(185,506)
Maturities of Investment Securities Held to Maturity	6,836	8,503
Purchases of Investment Securities Held to Maturity	(2,833)	(7,369)
Loan (Disbursements) & Repayments, Net	13,740	(27,994)
Purchases of Premises & Equipment, Net	(904)	(2,679)

Net Cash Provided by (Used in) Investing Activities	19,856	(86,147)

CASH FLOWS FROM FINANCING ACTIVITIES
Net Increase in Deposit Accounts	90,000	190,818
Dividends Paid to Shareholders	(6,361)	(6,330)
Stock Options and Stock Appreciation Rights Exercised	209	—
Dividend Reinvestment in Common Stock, Net	870	574
Short-term Borrowings and Repayments, Net	(110,800)	(121,520)

Net Cash (Used in) Provided by Financing Activities	(26,082)	63,542

Net Increase (Decrease) in Cash & Cash Equivalents	21,021	(2,193)

Cash & Cash Equivalents Beginning of Period	37,007	41,513

Cash & Cash Equivalents End of Period	$58,028	$39,320

Supplemental Disclosure of Cash Flow Information
Cash Received During the Nine Month Period for Interest	$64,797	$64,303

Cash Paid During the Nine Month Period for:
Interest	$7,689	$11,060
Income Taxes	8,020	8,687

Total Cash Paid for Interest & Income Taxes	$15,709	$19,747

See accompanying notes to consolidated financial statements.

SUFFOLK BANCORP AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1) Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated financial statements of Suffolk Bancorp (“Suffolk”) and its consolidated subsidiaries, primarily Suffolk County National Bank (the “Bank”), have been prepared to reflect all adjustments (consisting solely of normally recurring accruals) necessary for a fair presentation of the financial condition and results of operations for the periods presented. Certain information and footnotes normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) have been condensed or omitted. Notwithstanding, management believes that the disclosures are adequate to prevent the information from misleading the reader, particularly when the accompanying consolidated financial statements are read in conjunction with the audited consolidated financial statements and notes thereto included in the Registrant’s Annual Report on Form 10-K, for the year ended December 31, 2009. Certain reclassifications have been made to the prior year’s consolidated financial statements that conform to the current year’s presentation. Such reclassifications had no impact on net income.

(2) Restatement of Financial Statements

In August 2011, in consultation with the Audit Committee, Suffolk’s management determined it was not properly identifying loan losses in the period incurred. This was the result of deficiencies in Suffolk’s internal controls with respect to credit administration and credit risk management, primarily with regard to risk-rating as well as with respect to the timing and recognition of charge-offs, impaired loans, and classified loans. As a result, certain loans should have been considered impaired, charged-off, or classified. Consequently, Suffolk overstated loans, net; understated the allowance for loan losses; understated the provision for loan losses, overstated net income and earnings-per-common share; understated other assets; and overstated the capital ratios. The tables below detail the restated financial statement line items and Suffolk’s regulatory capital ratios. See Note 7 on page 15.

The effects of the restatement by line item for the periods presented in this Amendment No. 1 to its Quarterly Report on Form 10-Q follow: (in thousands, except per share and capital ratios)

Effect of Restatement on Consolidated Statements of Condition
	September 30, 2010
	As Originally Reported	As Restated	Effect of Change
Total loans	$1,141,866	$1,134,457	$(7,409)
Allowance for loan losses	21,964	26,659	4,695
Other assets	20,186	24,465	4,279
Total assets	1,689,925	1,682,100	(7,825)
Retained earnings	97,660	89,835	(7,825)
Total stockholders’ equity	151,453	143,628	(7,825)

Effect on Consolidated Statements of Operations
	Three Months Ended September 30, 2010
	As Originally Reported	As Restated	Effect of Change
Provision for loan losses	$2,625	$14,729	$12,104
Net interest income after provision for loan losses	16,742	4,638	(12,104)
Income (loss) before income taxes	6,388	(5,716)	(12,104)
Provision (benefit) for income taxes	1,700	(2,579)	(4,279)
Net income (loss)	4,688	(3,137)	(7,825)

Earnings (loss) per common share
Basic	$0.49	$(0.32)	$(0.81)
Diluted	$0.48	$(0.32)	$(0.80)

Effect on Consolidated Statements of Operations
	Nine Months Ended September 30, 2010
	As Originally Reported	As Restated	Effect of Change
Provision for loan losses	$14,445	$26,549	$12,104
Net interest income after provision for loan losses	43,512	31,408	(12,104)
Income before income taxes	14,006	1,902	(12,104)
Provision (benefit) for income taxes	2,994	(1,285)	(4,279)
Net income	11,012	3,187	(7,825)

Earnings per common share
Basic	$1.14	$0.33	$(0.81)
Diluted	$1.14	$0.33	$(0.81)

Effect on Consolidated Statements of Cash Flows
	Nine Months Ended September 30, 2010
	As Originally Reported	As Restated	Effect of Change
Net income	$11,012	$3,187	$(7,825)
Provision for loan losses	14,445	26,549	12,104
Increase in other assets	(3,315)	(7,594)	(4,279)

Effect on Suffolk’s Capital Ratios
	September 30, 2010
	As Originally Reported	As Restated	Effect of Change
Tier 1 Leverage Ratio	8.49%	8.03%	-0.46%
Tier 1 Risk-based Capital Ratio	11.56%	11.00%	-0.56%
Total Risk-based Capital Ratio	12.82%	12.26%	-0.56%

(3) Stock-based Compensation

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

Stock-based compensation for all share-based payments to employees, including grants of employee stock options, is recorded in the financial statements based on their fair values. During the three months ended September 30, 2010, no compensation expense was recorded for stock-based compensation. During the nine months ended September 30, 2010, $8,000 of compensation expense, net of a tax benefit of $3,000, was recorded for stock-based compensation. As of September 30, 2010, there was no unrecognized compensation cost related to non-vested options under the Plan.

The following table presents the options granted, exercised, or expired from the 1999 Plan during the nine months ended September 30, 2010:

	Shares	Wtd. Avg. Exercise
Balance at December 31, 2009	154,500	$27.81
Options granted	—	—
Options exercised	(25,000)	14.27
Options expired or terminated	(36,000)	32.32

Balance at September 30, 2010	93,500	$29.69

The following table presents certain information about the valuation of vested options outstanding on September 30, 2010 and December 31, 2009:

At, or during,	9/30/2010	12/31/2009

Exercisable options (vested)	93,500	139,500
Weighted average fair value of options (Black-Scholes model) at date of grant:	$9.24	$9.24
Black-Scholes Assumptions:
Risk-free interest rate	3.17%	3.17%
Expected dividend yield	3.06%	3.06%
Expected life in years	10	10
Expected volatility	36.90%	36.90%

The following table details contractual weighted-average lives of outstanding options at various prices:

	By range of exercise prices
from	$13.13	$28.30	$34.39
to	15.50	32.90	34.95

Outstanding stock options	14,000	57,000	22,500
Weighted-average remaining life	0.30	5.96	4.66
Weighted-average exercise price	$15.50	$31.17	$34.76

Exercisable stock options	14,000	57,000	22,500
Weighted-average remaining life	0.30	5.96	4.66
Weighted-average exercise price	$15.50	$31.17	$34.76

		Weighted-average
At all prices	Options	price	life (yrs)
Total outstanding (1)	93,500	$29.69	4.80
Total exercisable	93,500	$29.69	4.80

(1)	Options to purchase 87,092 shares of common stock at a range of $28.30 - $34.95 per share were outstanding during the first nine months of 2010, and options to purchase 136,524 shares of common stock at a range of $31.18 - $34.95 per share were outstanding during the first nine months of 2009, but were not included in the computation of diluted Earnings-Per-Share (“EPS”) on the Consolidated Statement of Operations because the exercise price was greater than the average market price of the common shares. Options to purchase 93,500 shares of common stock at a range of $13.13 - $34.95 per share were outstanding during the quarter ended September 30, 2010, and options to purchase 135,214 shares of common stock at a range of $31.18 - $34.95 per share were outstanding during the quarter ended September 30 2009, but were not included in the computation of diluted EPS on the Consolidated Statement of Operations because of the net loss and the exercise price was greater than the average market price of the common shares. These options expire beginning in 2013.

(4) Income Taxes

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

(5) Fair Value

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

	September 30, 2010 Restated		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash & cash equivalents	$58,028	$58,028	$37,007	$37,007
Investment securities available for sale	446,399	446,399	437,000	437,000
Investment securities held to maturity	10,150	11,085	9,343	10,096
Total loans	1,134,457	1,166,671	1,160,379	1,178,429
Deposits	1,475,278	1,477,839	1,385,278	1,387,241
Borrowings	40,000	41,688	150,800	152,328

Fair value estimates are made at a specific point in time and may be based on judgments regarding losses expected in the future, risk, and other factors that are subjective in nature. The methods and assumptions used to produce the fair value estimates follow.

Short-term financial instruments are valued at the carrying amounts included in the consolidated statements of condition, which are reasonable estimates of fair value due to the relatively short term of the instruments. This approach applies to cash and cash equivalents; accrued interest receivable; non-interest-bearing demand deposits; N.O.W., money market, and saving accounts; and accrued interest payable. Federal Home Loan Bank borrowings are measured using a discounted replacement cost of funds approach.

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

The carrying amount and fair value of loans were as follows: (in thousands)

	September 30, 2010 Restated		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Commercial, financial & agricultural	$250,182	$254,249	$259,565	$261,333
Commercial real estate	422,158	440,688	375,652	383,392
Real estate construction loans	101,535	101,882	133,431	133,996
Residential mortgages (1st & 2nd liens)	203,847	211,907	214,501	221,502
Home equity loans	85,800	85,773	82,808	82,779
Consumer loans, net of unearned discounts	69,991	71,228	80,352	81,357
Other loans	944	944	14,070	14,070

Totals	$1,134,457	$1,166,671	$1,160,379	$1,178,429

Other assets measured at fair value were as follows: (in thousands)

		Fair Value Measurements Using
Description	September 30, 2010 Restated	Active Markets for Identical Assets Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Impaired loans	$79,838	$—	$—	$79,838
Mortgage servicing rights (1)	1,515	—	—	1,515

Total	$81,353	$—	$—	$81,353

(1)	Mortgage servicing rights are measured at fair value on a recurring basis.

		Fair Value Measurements Using
Description	December 31, 2009	Active Markets for Identical Assets Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Impaired loans	$29,309	$—	$—	$29,309
Mortgage servicing rights (1)	1,444	—	—	1,444

Total	$30,753	$—	$—	$30,753

(1)	Mortgage servicing rights are measured at fair value on a recurring basis.

Impaired loans are evaluated and valued at the time the loan is identified as impaired. The loans are measured based on the value of the collateral securing these loans less disposal costs, or techniques that are not supported by market activity for loans that are not collateral dependent and require management’s judgment. Collateral may be real estate and/or business assets including equipment, inventory and/or accounts receivable. The value of real estate collateral is determined based on appraisals by qualified licensed appraisers hired by Suffolk. The value of business equipment may be based on an appraisal by qualified licensed appraisers hired by Suffolk if significant, or may be valued based on the equipment’s net book value on the business’ financial statements. Inventory and accounts receivable collateral may be valued based on independent field examiner review or aging reports, if significant. Reviews by field examiners may be conducted based on the loan exposure and reliance on this type of collateral. Appraised and reported values may be discounted based on management’s historical knowledge, changes in market conditions from the time of valuation, and/or management’s expertise and knowledge of the client and client’s business. Impaired loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly, based on the same factors identified above.

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

		Fair Value Measurements Using
Description	September 30, 2010	Active Markets for Identical Assets Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

U.S. Treasury securities	$8,176	$8,176	$—	$—
U.S. government agency debt	42,634	42,634	—	—
Collateralized mortgage obligations	173,904	—	173,904	—
Mortgage-backed securities	533	—	533	—
Obligations of states and political subdivisions	221,152	—	221,152	—

Total	$446,399	$50,810	$395,589	$—

		Fair Value Measurements Using
Description	December 31, 2009	Active Markets for Identical Assets Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

U.S. Treasury securities	$8,318	$8,318	$—	$—
U.S. government agency debt	43,205	43,205	—	—
Collateralized mortgage obligations	192,393	—	192,393	—
Mortgage-backed securities	599	—	599	—
Obligations of states and political subdivisions	192,485	—	192,485	—

Total	$437,000	$51,523	$385,477	$—

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

(6) Investment Securities

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

(7) Allowance for Loan Losses

In August 2011, in consultation with the Audit Committee, Suffolk’s management determined it was not properly identifying loan losses in the period incurred. This was the result of deficiencies in Suffolk’s internal controls with respect to credit administration and credit risk management, primarily with regard to risk-rating as well as with respect to the timing and recognition of charge-offs, impaired loans, and classified loans. As a result, certain loans should have been considered impaired, charged-off, or classified. Consequently, Suffolk overstated loans, net; understated the allowance for loan losses; understated the provision for loan losses, overstated net income and earnings-per-common share; understated other assets; and overstated the capital ratios.

Suffolk takes into account applicable guidance under U.S. GAAP, including particularly “ASC 855 – Subsequent Events.” Under this statement, subsequent events are defined as events or transactions that occur after the balance sheet date but before financial statements are issued or are available to be issued. This statement requires that entities recognize in the financial statements the effects of all subsequent events that provide additional evidence about conditions that existed as of the balance sheet date, including any estimates underlying the financial statements. The entity should not recognize subsequent events that provide evidence about conditions that arose after the balance sheet date, but should disclose those events which are so important that nondisclosure would make the financial statements misleading.

One result of the analysis of subsequent events is that loans which would have been downgraded or charged off during the subsequent period through the date of the filing of this Form 10-Q/A because of their continuing deterioration have been recognized in the restated ALLL for the third quarter of 2010 since the credit deterioration could be traced to the third quarter of 2010 even though it had been identified after September 30, 2010. This resulted in an increase in charged-off loans totaling approximately $7.4 million. These charge-offs were reflected in the ALLL calculations as of September 30, 2010.

The following tables summarize the activity in the allowance for loan losses for the periods presented: (in thousands)

	Nine months ended September 30, 2010 Restated	Year Ended December 31, 2009
Allowance for loan losses, Beginning	$12,333	$9,051

Loans charged-off:
Commercial, financial & agricultural loans	7,717	806
Commercial real estate mortgages	230	—
Real estate construction loans	3,620	—
Residential mortgages (1st and 2nd liens)	492	—
Home equity loans	65	—
Consumer loans	286	404
Other loans	—	—

Total Charge-offs	$12,410	$1,210

Loans recovered after being charged-off
Commercial, financial & agricultural loans	62	41
Commercial real estate mortgages	—	—
Real estate construction loans	—	—
Residential mortgages (1st and 2nd liens)	—	—
Home equity loans	—	—
Consumer loans	74	176
Other loans	—	—

Total recoveries	$136	$217

Net loans charged-off	12,274	993
Reclass to allowance for contingent liabilities	51	—
Provision for loan losses	26,549	4,275

Allowance for loan losses, Ending	$26,659	$12,333

The following tables summarize the activity in the allowance for loan losses for the periods presented: (in thousands)

	For the three months ended September 30
	2010 (Restated)	2009
Allowance for loan losses, Beginning	$20,815	$10,873

Loans charged-off:
Commercial, financial & agricultural loans	(6,350)	(101)
Commercial real estate mortgages	(72)	—
Real estate construction loans	(2,043)	—
Residential mortgages (1st and 2nd liens)	(248)	—
Home equity loans	—	—
Consumer loans	(192)	(81)
Other loans	—	—

Total charge-offs	(8,905)	(182)

Loans recovered after being charged-off
Commercial, financial & agricultural loans	3	30
Commercial real estate mortgages	—	—
Real estate construction loans	—	—
Residential mortgages (1st and 2nd liens)	—	—
Home equity loans	—	—
Consumer loans	17	20
Other loans	—	—

Total recoveries	20	50

Net loans charged-off	(8,885)	(132)
Reclass to allowance for contingent liabilities	—	—
Provision for loan losses	14,729	975

Allowance for loan losses, Ending	$26,659	$11,716

The following table summarizes impaired loans with and without valuation reserves by loan type: (in thousands)

	September 30, 2010 *				December 31, 2009
	Impaired Loans with Valuation Reserves	Impaired Loans without Valuation Reserves	Total Impaired Loans	Total Valuation Reserves	Impaired Loans with Valuation Reserves	Impaired Loans without Valuation Reserves	Total Impaired Loans	Total Valuation Reserves
Commercial, financial & agricultural loans	$5,221	$10,289	$15,510	$3,209	$5,983	$—	$5,983	$1,967
Commercial real estate mortgages	17,294	22,721	40,015	2,923	15,547	—	15,547	621
Real estate construction loans	4,829	23,650	28,479	573	10,774	—	10,774	407
Residential mortgages (1st and 2nd liens)	—	2,137	2,137	—	—	1,820	1,820	—
Home equity loans	—	371	371	—	—	65	65	—
Consumer loans	—	31	31	—	—	153	153	—

Total	$27,344	$59,199	$86,543	$6,705	$32,304	$2,038	$34,342	$2,995

*	Restated

(8) Comprehensive Income

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

The unrealized gain on investment securities at September 30, 2010 is mainly attributable to increases, net of tax, of $3,128,000 in the market value of collateralized mortgage obligations and $5,663,000 in the market value of obligations of state and political subdivisions. This is offset by decreases of $88,000 in the market value of U.S. treasury securities and $151,000 in the market value of U.S. government agency debt. Also included in accumulated other comprehensive income at September 30, 2010, is the reclassification of gain on sale of securities recognized of $7,000, net of taxes.

(9) Retirement Plan

Suffolk accounts for its retirement plan in accordance with FASB ASC 715, “Compensation – Retirement Benefits” and FASB ASC 960, “Plan Accounting – Defined Benefit Pension Plans,” which require an employer that is a business entity and sponsors one or more single-employer defined benefit plans to recognize the funded status of a benefit plan in its statement of financial condition; recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost; measure defined benefit plan assets and obligations as of the date of fiscal year-end statements of financial position (with limited exceptions); and disclose in the notes to financial statements additional information about certain effects of net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset and obligation. Plan assets and benefit obligations shall be measured as of the date of its statement of financial condition and in determining the amount of net periodic benefit cost. Suffolk has adopted the provisions of the codification, which have been recorded in the accompanying consolidated statement of condition and disclosures.

Suffolk presents information concerning net periodic defined benefit pension expense for the quarter and year to date periods ended September 30, 2010 and 2009, including the following components: (in thousands)

	3 months 9/30/2010	3 months 9/30/2009	9 months 9/30/2010	9 months 9/30/2009
Service cost	$451	$451	$1,353	$1,244
Interest cost	510	505	1,529	1,393
Expected return on plan assets	(538)	(418)	(1,613)	(1,154)
Amortization of prior service cost	181	258	543	713
Amortization of unrecognized net actuarial loss	—	—

Net periodic benefit expense	$604	$796	$1,812	$2,196

There is no minimum required contribution for the pension plan year ending September 30, 2010. There were no additional contributions required to be made to the plan in the nine months ended September 30, 2010.

(10) Recent Accounting Pronouncements

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

In July 2010, the FASB issued ASU No. 2010-20 which amends the authoritative accounting guidance under ASC Topic 310, “Receivables.” The update amends existing disclosures about an entity’s financing receivables on a disaggregated basis to require: (1) a roll-forward schedule of the allowance for credit losses from the beginning of the reporting period to the end of the reporting period on a portfolio segment basis, with the ending balance further disaggregated on the basis of impairment method; (2) for each disaggregated ending balance in item (1) above, the related recorded investment in financing receivables; (3) the non-accrual status of financing receivables by class of financing receivables; and (4) impaired financing receivables by class of financing receivables. In addition, the amendments require an entity to provide the following additional disclosures about its financing receivables: (1) credit quality indicators of financing receivables at the end of the reporting period by class of financing receivables; (2) the aging of past due financing receivables at the end of the reporting period by class of financing receivables; (3) the nature and extent of troubled debt restructurings that occurred during the period by class of financing receivables and their effect on the allowance for credit losses; (4) the nature and extent of financing receivables modified as troubled debt restructurings within the previous 12 months that defaulted during the reporting period by class of financing receivables and their effect on the allowance for credit losses; and (5) significant purchases and sales of financing receivables during the reporting period disaggregated by portfolio segment. The disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning after December 15, 2010. Suffolk does not expect the provisions of this update to have a material effect on its results of operations or financial condition.

(11) Regulatory Matters

On October 25, 2010, the Bank, following discussion with the Office of the Comptroller of the Currency (the “OCC”) entered into a formal agreement with the OCC (the “Agreement”). The Agreement requires the Bank to take certain actions, including a review of management, the establishment of a three-year strategic plan and capital program, and the establishment of programs related to internal audit, maintaining an adequate allowance for loan losses, real property appraisal, credit risk management, credit concentrations, Bank Secrecy Act compliance and information technology.

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

At September 30, 2010, the Bank had a Tier 1 leverage ratio of 7.93 percent, a Tier 1 risk-based capital ratio of 10.87 percent, and a total risk-based capital ratio of 12.14 percent. The Bank exceeded the capital ratios required to be deemed well capitalized with respect to 12 CFR 6.4 as of September 30, 2010 after taking into effect the restatement and the Bank management believes the Bank met all regulatory requirements applicable at that time. Subsequent to September 30, 2010, the Bank became subject to individual minimum capital ratios established by the OCC requiring the Bank to maintain a Tier 1 capital ratio of at least equal to 8.00 percent of adjusted total assets, to maintain a Tier 1 capital ratio at least equal to 10.50 percent of risk-weighted assets, and to maintain a total risk based capital ratio at least equal to 12.00 percent of risk-weighted assets. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements.

At September 30, 2010, Suffolk’s Tier 1 capital ratio was 8.03 percent of adjusted total assets, Tier 1 capital ratio was 11.00 percent of risk-weighted assets, and Total Risk Based capital ratio was 12.26 percent of risk-weighted assets.

The ability of the Bank to pay dividends to Suffolk is subject to certain regulatory restrictions. Generally, dividends declared in a given year by a national bank are limited to its net profit, as defined by regulatory agencies, for that year, combined with its retained net income for the preceding two years, less any required transfer to surplus or to fund for the retirement of any preferred stock of which the Bank has none as of September 30, 2010. In addition, a national bank may not pay any dividends in an amount greater than its undivided profits and a national bank may not declare any dividends if such declaration would leave the bank inadequately capitalized. Therefore, the ability of the Bank to declare dividends will depend on its future net income and capital requirements. In addition, under the Agreement the Bank is required to establish a dividend policy that will permit the declaration of a dividend only when the Bank is in compliance with its capital program and with the prior written determination of no supervisory objection by the OCC.

(12) Legal Proceedings (See Note 13)

On July 11, 2011 a shareholder derivative action, Robert J. Levy v. J. Gordon Huszagh, et al., No. 11 Civ. 3321 (JS), was filed in the U.S. District Court for the Eastern District of New York against the directors of Suffolk and a former officer of Suffolk. Suffolk was named as a nominal defendant. The complaint seeks damages against the individual defendants in an unspecified amount, and alleges that the individual defendants breached their fiduciary duties by making improper statements regarding the sufficiency of Suffolk’s allowance for loan losses and loan portfolio credit quality, and by failing to establish sufficient allowances for loan losses and to establish effective credit risk management policies. On September 30, 2011, Suffolk and the directors filed a motion to dismiss the complaint.

On October 28, 2011, a separate shareholder derivative action, Susan Forbush v. Edgar F. Goodale, et al., No. 33538/11, was filed in the Supreme Court of the State of New York for the County of Suffolk, against the directors of Suffolk and a former officer of Suffolk. Suffolk was named as a nominal defendant. The complaint asserts claims that are substantially similar to those asserted in the Levy action.

On October 20, 2011, a putative shareholder class action, James E. Fisher v. Suffolk Bancorp, et al., No. 11 Civ. 5114 (SJ), was filed in the U.S. District Court for the Eastern District of New York against Suffolk, its chief executive officer, and a former chief financial officer of Suffolk. The complaint alleges that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by knowingly or recklessly making false statements about, or failing to disclose accurate information about, Suffolk’s financial results and condition, loan loss reserves, impaired assets, internal and disclosure controls, and banking practices. The complaint seeks damages in an unspecified amount on behalf of purchasers of Suffolk’s common stock between March 12, 2010 and August 10, 2011.

Suffolk has been informed that the SEC’s New York regional office is conducting an informal inquiry to determine whether there have been violations of the federal securities laws in connection with Suffolk’s financial reporting. The SEC has not asserted that any federal securities law violation has occurred. Suffolk believes it is in compliance with all federal securities laws and believes it has cooperated fully with the SEC’s informal inquiry. Although the ultimate outcome of the informal inquiry cannot be ascertained at this time, based upon information that presently is available to it, Suffolk does not believe that the informal inquiry, when resolved, will have a material adverse effect on Suffolk’s results of operations or financial condition.

The foregoing matters are in their preliminary phases and it is not possible to ascertain whether there is a reasonable possibility of a loss from these matters. Therefore, we have concluded that an amount for a loss contingency is not to be accrued or disclosed at this time. Suffolk believes that it has substantial defenses to the claims filed against it in these lawsuits and, to the extent that these actions proceed, Suffolk intends to defend itself vigorously.

(13) Subsequent Events

Suffolk evaluated subsequent events to determine if there was an effect on these consolidated financial statements. Events which occurred subsequent to the balance sheet date but prior to the release of these restated financial statements have been accounted for in accordance with ASC 855, “Accounting for Subsequent Events.” Suffolk considered whether there were subsequent events that have occurred and is disclosing the following as well as the matter disclosed in Note 12 – “Legal Proceedings.”

•

As part of its de-leveraging strategy, in June 2011 Suffolk pre-paid a $40 million borrowing from the Federal Home Loan Bank of New York and incurred a $1 million penalty. Suffolk also sold approximately $40 million of investment securities in June 2011, realizing a gain of $1.6 million. These transactions were recorded in the second quarter of 2011 when they occurred.

Item 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

For the Three and Nine Months Ended September 30, 2010 and 2009

Recent Developments

Suffolk has restated its consolidated financial statements as of September 30, 2010 and for the three and nine months then ended. See the explanatory note preceding the table of contents and Note 2 on page 6 for a detailed description of the financial statement restatement.

During the third quarter of 2010, increasing amounts of credit were available to a select group of highly-qualified borrowers as banks attempted to generate assets of high quality that would provide at least some spread over more highly liquid investments such as “fed funds” which had been priced at historically low rates of interest, typically well below one percent. However, deposits generally continued to increase as individuals and businesses hesitated either to spend or employ these funds elsewhere. The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Act”) was signed into law on July 21, 2010, and established the general direction of financial regulation. Much of the law extended discretion to regulators to promulgate regulations concerning a wide variety of issues. Uncertainty as to what those regulations might be and when they might take effect amplified that hesitation as businesses waited for clarity as to how they would affect their operations. Short-term rates remained near zero, and the “yield curve” remained comparatively steep in comparison with historic averages, with the margins between short- and long-term rates unusually wide, although a rally in the bond market continued to lower long term rates more than short, suggesting to observers that the net interest margin of many banks might compress going forward, after having widened during the past several quarters. Low short-term rates were primarily the result of continuing, low short-term targets set by the Federal Reserve Board for federal funds and discount rates. It was also the result of continuing concern about the possibility of inflation over the longer term as a result of deficit spending by the federal government, and the development of an offsetting concern late during the previous quarter that the recovery might stall, leading to deflation. Rates of unemployment remained high by historic standards.

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

At Suffolk, interest income increased slightly, however net interest income increased primarily due to reduced interest expense. The net interest margin increased to 5.13 percent in the third quarter of 2010, up from 4.89 percent during the third quarter of 2009. Net interest income was offset, however, by a substantially higher provision for loan losses, which increased by 1,411 percent over the third quarter of 2009. The net interest margin on a year to date basis increased to 5.06 percent in 2010, up from 4.98 percent for the comparable period in 2009. Net interest income was offset by a substantially higher provision for loan losses.

At September 30, 2010, of the $32,062,000 of non-performing loans, $29,247,000 was secured by collateral valued at approximately $62,416,000, having an average loan-to-value ratio of approximately 47 percent. The unsecured portion of $2,815,000 amounted to 25 basis points of net loans at quarter end. To determine the adequacy of the allowance for loan losses Suffolk considered not only the status of non-performing loans on its books, but the performance of Suffolk’s peers. Although Suffolk continues to work with borrowers to ensure the collection of nonperforming credits, some of these loans were being paid more slowly than originally anticipated. This increased the allowance for loan losses to $26,659,000 at September 30, 2010, up from $12,333,000 at December 31, 2009. The majority of non-performing loans are commercial and industrial loans, and loans secured by commercial real estate. The allowance is established through a provision for loan losses based on management’s evaluation of the risk inherent in the various components of the loan portfolio and other factors. See “Allowance for Loan Losses.”

While non-performing assets as a percent of total assets increased much later at Suffolk than in peer banks, they increased from 144 basis points at September 30, 2009, to 173 basis points at December 31, 2009, 185 basis points at March 31, 2010, 212 basis points at June 30, 2010, and 182 basis points at September 30, 2010. Non-performing loans to total loans amounted to 215 basis points at September 30, 2009, 253 basis points at December 31, 2009, 270 basis points at March 31, 2010, 311 basis points at June 30, 2010, and 269 basis points at September 30, 2010. Of the $30,552,000 of loans not accruing interest, $7,765,000 represents credit to one borrower which, in consultation with the primary regulator of the Bank, management determined to place on non-accrual status, although all payments are current and have been since inception, and has a ratio of loan-to-current appraised-value (June 2010) of 59.7 percent. Without this credit, nonperforming assets would have totaled to $22,787,000, or 201 basis points, as a percent of total loans. As noted in the discussion above, most non-performing loans are well-collateralized. However, as they remain non-accruing over a period of time, on the basis of objective and selective criteria, Suffolk may or may not elect to charge these and other loans off prudentially, even when they remain in collection and there is the reasonable remaining expectation of the recovery of amounts owed and expenses incurred in collection. These charge-offs may or may not mirror trends, on a trailing basis, in ratios of non-performing assets to total assets and non-performing loans to total loans. The amounts charged off may be substantial in comparison with Suffolk’s past loss history, although they may result in net recoveries at some point in the future if the economy improves and borrowers’ financial conditions strengthen, although there can be no assurance that this will happen. Further discussion concerning the determination of the provision for loan losses is found in the following under the caption, “Allowance for Loan Losses.”

On October 25, 2010, the Bank, following discussion with the OCC, entered into a formal agreement with the OCC (the “Agreement”). The Agreement requires the Bank to take certain actions, including a review of management, the establishment of a three-year strategic plan and capital program, and the establishment of programs related to internal audit, maintaining an adequate allowance for loan losses, real property appraisal, credit risk management, credit concentrations, Bank Secrecy Act compliance and information technology.

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

Basic Performance and Current Activities

There was no return on average equity for the third quarter of 2010 due to the net loss as compared to 19.34 percent during the third quarter of 2009, and basic earnings(loss)-per-share decreased from $0.63 in the third quarter of 2009 to ($0.32) in the third quarter of 2010. For the first nine months of 2010, return on average equity decreased to 3.01 percent, down from 19.29 percent during the comparable period of 2009.

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

•

Managing net loan charge-offs and non-performing loans. During the third quarter of 2010, net charge-offs amounted to 318 basis points of average net loans, on an annualized basis. Non-performing loans, those more than 90 days past due, increased. Lending staff’s first efforts continue to be directed to the management of such credits, and then to developing new business with an emphasis on the most profitable customer relationships.

•

Managing the investment portfolio in a difficult rate environment and continued purchases of municipal securities, which provide liquidity as well as higher returns net of taxes, and some protection from falling interest rates.

•

Pursuing the ongoing program of capital management, allowing total risk based capital (“TRBC”) to move upward to provide a greater cushion against uncertainty, and to respond to increases in regulatory requirements under discussion at various levels of government. Accordingly, maximum prudent leverage is thus applied to the shareholders’ investment while still anticipating changes in regulation through the retention of earnings when assets are growing. Growth in the core business during the quarter was sufficient to employ retained earnings and no shares were repurchased. Reinvested dividends were used to purchase additional shares from Suffolk.

Net Income (Loss)

The net loss totaled $(3,137,000) for the third quarter of 2010, down 152.00 percent from net income of $6,028,000 recorded during the same period last year. The loss-per-share for the quarter was $(0.32) versus earnings-per share of $0.63, during the same period last year, a decrease of 150.80 percent. Net income was $3,187,000 for the nine months ended September 30, 2010, down from $17,395,000 posted during the same period last year. Earnings-per-share was $0.33 for the nine month period ended September 30, 2010, down from $1.81 posted last year. The key reason for the decline was an increased provision for loan losses.

Interest Income

Interest income was $21,702,000 for the third quarter of 2010, up 0.86 percent from $21,516,000 posted for the same quarter in 2009. Average net loans during the third quarter of 2010 totaled $1,123,851,000 compared to $1,109,161,000 for the same period of 2009. During the third quarter of 2010, the yield on a fully taxable-equivalent basis was 5.72 percent on average earning assets of $1,590,211,000, up from 5.66 percent on average earning assets of $1,587,600,000 during the third quarter of 2009. Interest income remained relatively flat from quarter to quarter. Interest income was $65,468,000 for the first nine months of 2010, up 0.3 percent from $65,244,000 recorded in the first nine months of 2009. During the first nine months of 2010, the yield on a fully taxable-equivalent basis was 5.68 percent on average earning assets of $1,607,497,000, down from 5.81 percent on average earning assets of $1,560,306,000 during the first nine months of 2009.

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

The following table details the components of Suffolk’s net interest income for the quarter on a taxable-equivalent basis: (in thousands)

Quarters ended September 30,	2010			2009
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
INTEREST-EARNING ASSETS
U.S. Treasury securities	$8,231	$72	3.52%	$9,784	$97	3.97%
Collateralized mortgage obligations	179,152	1,879	4.20	145,479	1,826	5.02
Mortgage backed securities	534	9	6.77	610	10	6.56
Obligations of states and political subdivisions	226,280	3,006	5.31	197,631	2,739	5.54
U.S. government agency obligations	42,670	202	1.90	62,742	354	2.26
Other securities	4,966	95	7.65	6,434	123	7.65
Federal funds sold and interest bearing bank deposits	4,527	3	0.27	55,759	44	0.32
Loans, net of allowance for loan losses
Commercial, financial & agricultural loans	248,111	3,772	6.08	233,721	3,459	5.92
Commercial real estate mortgages	406,115	6,716	6.61	366,682	6,176	6.74
Real estate construction loans	112,634	1,706	6.06	131,561	2,158	6.56
Residential mortgages (1st and 2nd liens)	198,383	3,037	6.12	208,930	3,148	6.03
Home equity loans	85,446	923	4.32	80,851	844	4.18
Consumer loans	72,244	1,310	7.25	83,997	1,476	7.03
Other loans (overdrafts)	918	—	—	3,419	—	—

Total interest-earning assets	$1,590,211	$22,730	5.72%	$1,587,600	$22,454	5.66%

Cash and due from banks	$43,922			$41,381
Other non-interest-earning assets	58,366			54,935

Total assets	$1,692,499			$1,683,916

INTEREST-BEARING LIABILITIES
Saving, N.O.W. and money market deposits	$607,447	$827	0.54%	$580,544	$934	0.64%
Time deposits	328,868	1,145	1.39	346,768	1,544	1.78

Total saving and time deposits	936,315	1,972	0.84	927,312	2,478	1.07
Federal funds purchased and securities sold under agreement to repurchase	344	—	—	16	—	—
Other borrowings	55,210	363	2.63	91,621	564	2.46

Total interest-bearing liabilities	$991,869	$2,335	0.94%	$1,018,949	$3,042	1.19%

Rate spread			4.78%			4.47%
Non-interest-bearing deposits	$523,685			$508,810
Other non-interest-bearing liabilities	31,029			31,493

Total liabilities	$1,546,583			$1,559,252
Stockholders’ equity	145,916			124,664

Total liabilities and stockholders’ equity	$1,692,499			$1,683,916

Net-interest income (taxable-equivalent basis) and effective interest rate differential		$20,395	5.13%		$19,412	4.89%
Less: taxable-equivalent basis adjustment		(1,028)			(938)

Net-interest income		$19,367			$18,474

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

Year to date ended September 30,	2010			2009
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
INTEREST-EARNING ASSETS
U.S. Treasury securities	$8,271	$217	3.49%	$9,962	$298	3.99%
Collateralized mortgage obligations	185,323	5,929	4.27	131,515	5,351	5.42
Mortgage backed securities	571	28	6.60	604	31	6.84
Obligations of states and political subdivisions	217,706	8,836	5.41	191,154	7,979	5.57
U.S. government agency obligations	42,953	607	1.89	88,428	1,797	2.71
Other securities	7,376	320	5.79	8,359	334	5.33
Federal funds sold and interest bearing bank deposits	5,883	8	0.18	25,060	48	0.26
Loans, net of allowance for loan losses
Commercial, financial & agricultural loans	258,371	11,460	5.91	233,848	10,369	5.91
Commercial real estate mortgages	394,155	19,531	6.61	362,206	18,501	6.81
Real estate construction loans	121,034	5,570	6.14	133,890	6,821	6.79
Residential mortgages (1st and 2nd liens)	203,507	9,261	6.07	208,604	9,469	6.05
Home equity loans	84,117	2,656	4.21	77,540	2,446	4.21
Consumer loans	76,418	4,067	7.10	87,135	4,531	6.93
Other loans (overdrafts)	1,812	—	—	2,001	—	—

Total interest-earning assets	$1,607,497	$68,490	5.68%	$1,560,306	$67,975	5.81%

Cash and due from banks	$43,512			$40,557
Other non-interest-earning assets	61,554			55,347

Total assets	$1,712,563			$1,656,210

INTEREST-BEARING LIABILITIES
Saving, N.O.W. and money market deposits	$602,044	$2,551	0.56%	$567,270	$2,732	0.64%
Time deposits	329,926	3,636	1.47	320,462	4,593	1.91

Total saving and time deposits	931,970	6,187	0.89	887,732	7,325	1.10
Federal funds purchased and securities sold under agreement to repurchase	561	2	0.48	6,501	120	2.46
Other borrowings	109,884	1,322	1.60	134,789	2,277	2.25

Total interest-bearing liabilities	$1,042,415	$7,511	0.96%	$1,029,022	$9,722	1.26%

Rate spread			4.72%			4.55%
Non-interest-bearing deposits	$494,627			$470,598
Other non-interest-bearing liabilities	34,483			36,376

Total liabilities	$1,571,525			$1,535,996
Stockholders’ equity	141,038			120,214

Total liabilities and stockholders’ equity	$1,712,563			$1,656,210

Net-interest income (taxable-equivalent basis) and effective interest rate differential		$60,979	5.06%		$58,253	4.98%
Less: taxable-equivalent basis adjustment		(3,022)			(2,731)

Net-interest income		$57,957			$55,522

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

Capital Resources

Stockholders’ equity totaled $143,628,000 on September 30, 2010, an increase of 4.71 percent from $137,171,000 on December 31, 2009. This was the result of net income, as well as an increase in the appreciation in the market value of securities available for sale, offset by cash dividends declared. The ratio of equity to assets was 8.54 percent at September 30, 2010 and 8.1 percent at December 31, 2009, respectively.

The following table details amounts and ratios of Suffolk’s regulatory capital on a consolidated basis: (in thousands of dollars except ratios)

	Actual		For capital adequacy		To be well capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2010 (Restated)

Total Capital (to risk-weighted assets)	$151,392	12.26%	$98,770	8.00%	$123,462	10.00%
Tier 1 Capital (to risk-weighted assets)	135,817	11.00%	49,385	4.00%	74,077	6.00%
Tier 1 Capital (to average assets)	135,817	8.03%	67,661	4.00%	84,577	5.00%

As of December 31, 2009

Total Capital (to risk-weighted assets)	$150,673	11.73%	$102,760	8.00%	$128,450	10.00%
Tier 1 Capital (to risk-weighted assets)	137,921	10.74%	51,380	4.00%	77,070	6.00%
Tier 1 Capital (to average assets)	137,921	8.21%	67,196	4.00%	83,996	5.00%

At September 30, 2010, the Bank had a Tier 1 leverage ratio of 7.93 percent, a Tier 1 risk-based capital ratio of 10.88 percent, and a total risk-based capital ratio of 12.14 percent. The Bank exceeded the capital ratios required to be deemed well capitalized with respect to 12 CFR 6.4 as of September 30, 2010 and met all regulatory requirements applicable at that time. Subsequent to September 30, 2010, the Bank became subject to individual minimum capital ratios established by the OCC requiring the Bank to maintain Tier 1 capital ratio of at least equal to 8.00 percent of adjusted total assets, to maintain a Tier 1 capital ratio at least equal to 10.50 percent of risk-weighted assets, and to maintain a total risk based capital ratio at least equal to 12.00 percent of risk-weighted assets. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements.

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

Allowance for Loan Losses

In August 2011, in consultation with the Audit Committee, Suffolk’s management determined it was not properly identifying loan losses in the period incurred. This was the result of deficiencies in Suffolk’s internal controls with respect to credit administration and credit risk management, primarily with regard to risk-rating as well as with respect to the timing and recognition of charge-offs, impaired loans, and classified loans. As a result, certain loans should have been considered impaired, charged-off, or classified. Consequently, Suffolk overstated loans, net; understated the allowance for loan losses; understated the provision for loan losses; overstated net income and earnings-per-common share; understated the deferred tax asset; and overstated the capital ratios. See Note 2 on page 6 for the tables that detail the restated financial statement line items and the regulatory capital ratios.

Suffolk considers the determination of the allowance for loan losses to involve a higher degree of judgment and complexity than its other significant accounting policies. Suffolk maintains an allowance for loan losses at a level that management believes will be adequate to absorb probable losses on existing loans that may become uncollectible based on evaluations of collectability. Suffolk’s underwriting standards generally require a loan-to-value ratio of 75 percent or less, and when applicable, a debt coverage ratio of at least 120 percent, at the time a loan is originated. Suffolk has not been directly affected by the increase in defaults of sub-prime mortgages as Suffolk does not originate, or hold in portfolio, sub-prime mortgages. The allowance for loan losses is determined by continuous analysis of the loan portfolio. That analysis includes changes in the size and composition of the portfolio, Suffolk’s own historical loan losses, current and anticipated economic trends, and details about individual loans. It also includes estimates of the actual value of collateral, other possible sources of repayment and estimates that are susceptible to significant changes due to changes in appraisal values of collateral, national and regional economic conditions and other factors. In assessing the adequacy of the allowance, Suffolk reviews its loan portfolio by separate categories which have similar risk and collateral characteristics; e.g. commercial loans, commercial real estate, construction loans, residential mortgages, home equity loans, and consumer loans. Management conducts a monthly analysis of the loan portfolio which evaluates any loan designated as having a high risk profile including but not limited to, loans classified as “Substandard” or “Doubtful” as defined by regulation, loans criticized internally or designated as “Special

Mention,” delinquencies, expirations, overdrafts, loans to customers having experienced recent operating losses and loans identified by management as impaired. The analysis is performed to determine the amount of the allowance which would be adequate to absorb probable losses contained in the loan portfolio. The analytical process is regularly reviewed and adjustments may be made based on the assessments of internal and external influences on credit quality. As required by the Agreement with the OCC, Suffolk reviewed its allowance for loan losses policy which resulted in an increase to the allowance. During 2010, Suffolk experienced an increase in classified and criticized loans based on the current condition of borrowers. This was further noted in Suffolk’s review of the report of the Bank’s third-party loan reviewer.

Impaired loans, defined as loans for which management does not believe all principal and interest will be collected under contractual terms, are segregated and reviewed separately. Impaired loans secured by collateral are reviewed based on their collateral and the estimated time required to recover Suffolk’s investment in the loan as well as the cost of doing so, and the estimate of the recovery anticipated. Reserves are allocated to impaired loans based on this review. The allocated reserve is an estimation of losses specific to individual impaired loans. Allocated reserves are established based on an analysis of the most probable sources of repayment and liquidation of collateral. Reserves allocated to impaired loans were $6.7 million and $3.0 million as of September 30, 2010 and December 31, 2009, respectively. While every nonperforming loan is evaluated individually, not every loan requires an allocated reserve. Allocated reserves fluctuate based on changes in the underlying loans, anticipated sources of repayment, and charge-offs.

The following table summarizes impaired loans with and without valuation reserves by loan type: (in thousands)

	September 30, 2010 *				December 31, 2009
	Impaired Loans with Valuation Reserves	Impaired Loans without Valuation Reserves	Total Impaired Loans	Total Valuation Reserves	Impaired Loans with Valuation Reserves	Impaired Loans without Valuation Reserves	Total Impaired Loans	Total Valuation Reserves
Commercial, financial & agricultural loans	$5,221	$10,289	$15,510	$3,209	$5,983	$—	$5,983	$1,967
Commercial real estate mortgages	17,294	22,721	40,015	2,923	15,547	—	15,547	621
Real estate construction loans	4,829	23,650	28,479	573	10,774	—	10,774	407
Residential mortgages (1st and 2nd liens)	—	2,137	2,137	—	—	1,820	1,820	—
Home equity loans	—	371	371	—	—	65	65	—
Consumer loans	—	31	31	—	—	153	153	—

Total	$27,344	$59,199	$86,543	$6,705	$32,304	$2,038	$34,342	$2,995

*	Restated

The following table summarizes information regarding impaired loans: (in thousands)

September 30, 2010 *
Average of individually impaired loans during the period	$54,697

*	Restated

Collateral dependent loans are evaluated for impairment when a loan becomes ninety days past due or another impairment indicator is identified. At the time a loan secured by real estate is evaluated for impairment, an appraisal is ordered from an independent third party licensed appraiser for loans in excess of $250,000. Typically, it takes approximately 30-90 days to receive and review the appraisal on a commercial real estate mortgage. Once the updated appraisal is received, if the fair value less estimated costs to sell is less than the carrying amount of the loan, a reserve is created for the difference. We do not increase the value of any of our loans based upon an appraisal amount greater than our carrying amount. For collateral dependent loans that have not had a third party appraisal during the past twelve months, prior appraisals are discounted in value based upon the date of the appraisal. As of September 30, 2010, our impaired loans inclusive of previously recognized charge-off amounts total $53,643,000. Subsequent to charging off the difference, collateral dependent loans are deemed to be nonperforming impaired loans. As of September 30, 2010, there is one loan totaling $4,598,000 that has been restructured for which a partial charge-off has been recognized totaling $1,277,000. The terms of the restructured loan include a reduced interest rate. The loan is currently classified as non-accrual. Additional funds have been advanced for this loan, and a valuation reserve has been established for these advances.

At September 30, 2010, impaired loans totaling $59,199,000 have no associated valuation allowance. For these loans, an evaluation for impairment was completed with no measurement of impairment. The measurement is based upon the appraisal methodology described above for collateral dependent loans. For non-collateral dependent loans, measurement is based on the present value of future cash flows. As measuring impairment is an estimate which requires judgment, future results of operations may be negatively affected by outcomes different than those estimated.

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

This amount is determined by applying historical loss factors to pools of loans within the portfolio having similar risk characteristics.

In addition, qualitative factors are considered for areas of concern that cannot be fully quantified in the allocation based on historical net charge-off ratios. Qualitative factors include:

•	Economic outlook

•	Trends in delinquency and problem loans

•	Changes in loan volume and nature of terms of loans

•	Effects of changes in lending policy

•	Experience, ability and depth of lending management and staff

•	Concentrations of credit

•	Board and Loan Review oversight

•	Changes in value of underlying collateral

•	Competition, regulation, and other external factors

For performing loans, an estimate of adequacy is made by applying the qualitative factors above specific to the portfolio to the period-end balances. Suffolk used a higher percentage factor for criticized and classified loans, given their potential for greater loss. Consideration is also given to the type and collateral of the loans with particular attention paid to commercial real estate construction loans, due to the inherent risk of this type of loan. Allocated and general reserves are available for any identified loss.

Delinquent, nonperforming (defined as loan past due 90 days or more and non-accrual loans), and classified loans have trended upward. These are primary factors in the determination of the allowance. At September 30, 2010, loans delinquent greater than 90 days and nonperforming loans totaled $32,062,000 as compared with $29,372,000 at December 31, 2009. When compared to total loans, nonperforming loans rose to 2.83 percent at September 30, 2010, up from 2.53 percent at December 31, 2009. Commercial mortgages and commercial real estate construction loans were primarily responsible for the increase. Non-performing loans include all non-accrual loans and loans 90 days or more delinquent.

The following table summarizes Suffolk’s non-performing loans by category: (in thousands of dollars except for ratios)

Non-performing Loans
	9/30/2010 *	% of Total *	Total Loans 9/30/2010 *	% of Total Loans *	12/31/2009	% of Total	Total Loans 12/31/2009	% of Total Loans
Commercial, financial & agricultural	$2,784	8.7%	$250,182	1.11%	$7,328	24.9%	$259,565	2.82%
Commercial real estate	11,405	35.6%	422,158	2.70%	9,709	33.1%	375,652	2.58%
Real estate construction loans	15,805	49.3%	101,535	15.57%	10,774	36.7%	133,431	8.07%
Residential mortgages (1st & 2nd liens)	1,666	5.2%	203,847	0.82%	1,344	4.6%	214,501	0.63%
Home equity loans	371	1.2%	85,800	0.43%	65	0.2%	82,808	0.08%
Consumer loans	31	0.1%	69,991	0.04%	152	0.5%	80,352	0.19%
Other loans	—	0.0%	944	0.00%	—	0.0%	14,070	0.00%

Total non-performing loans	$32,062	100%	$1,134,457	2.83%	$29,372	100%	$1,160,379	2.53%

*	Restated

The following table details the collateral value securing non-performing loans: (in thousands)

	September 30, 2010 *		December 31, 2009
	Principal Balance	Collateral Value (1)	Principal Balance	Collateral Value (1)
Commercial, financial & agricultural loans	$2,784	$—	$7,328	$—
Commercial real estate mortgages	11,405	23,957	9,709	22,145
Real estate construction loans	15,805	23,740	10,774	13,140
Residential mortgages (1st and 2nd liens)	1,666	13,319	1,344	3,772
Home equity loans	371	1,400	65	657
Consumer loans	31	—	152	—

Total	$32,062	$62,416	$29,372	$39,714

*	Restated
(1)	Based on most recent appraisal

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

During the nine months ended September 30, 2010 and 2009, interest income totaling $2,556,000 and $785,000, respectively, was recognized on impaired loans. Cash basis interest income recognized on impaired loans during the periods was immaterial.

Included in nonperforming loans are restructured loans of $8,587,000. Subsequent to restructure, there has been $231,000 in advances funded on restructured loans outstanding as of September 30, 2010.

As of September 30, 2010 and December 31, 2009, we consider the restructured loans totaling $8.59 million and $10.31 million, respectively, to be impaired loans. The loans that have been restructured have been modified as to interest rate, due dates, or extension of the maturity date. Restructured loans are considered to be non-accrual loans, if at the time of restructuring the loan was deemed non-accrual. Once a sufficient amount of time has passed, generally six months, if the restructured loan has performed under the modified terms, the loan is returned to accrual status. In addition to the passage of time, we also consider the collateral value and the ability of the borrower to continue to make payments in accordance with the modified terms. During the three months ended September 30, 2010, there were no restructured loans returned to accrual status. During the three months ended September 30, 2010, there was one restructured loan charged off totaling $76,000. During the nine month period ended September 30, 2010, a restructured loan totaling $7,275,000, had $1,400,000 of the balance charged off during the quarter ended June 30, 2010 as a result of a new appraisal indicating the fair value less estimated costs to sell was less than the carrying amount of the loan.

As of both December 31, 2009 and September 30, 2010, we have not performed any commercial real estate (CRE) or other type of loan workouts whereby an existing loan was restructured into multiple new loans.

As of September 30, 2010, classified loans amounted to 19.88 percent of total loans, as compared with 3.48 percent at December 31, 2009. The increase is attributable to the prolonged national and regional economic slowdown which has increased the amount of time necessary to work out troubled loans.

Commercial mortgages and commercial real estate construction loans totaled $523,693,000 as of September 30, 2010, up from $509,083,000 as of December 31, 2009, representing 46.2 percent and 43.8 percent of the total loan portfolio, respectively. Commercial mortgages and commercial real estate construction loans consisted of the following as of September 30, 2010: 6 percent vacant land loans, 13 percent commercial construction loans, 25 percent for non-owner-occupied commercial mortgages and 56 percent for owner-occupied commercial mortgages. Commercial mortgages and commercial real estate construction loans consisted of the following as of December 31, 2009: 7 percent vacant land loans, 19 percent commercial construction loans, 25 percent for non-owner-occupied commercial mortgages and 49 percent for owner-occupied commercial mortgages. Commercial real estate construction loans were generally underwritten on the basis of reasonable ratios of loan-to-value, evaluations of projected cash flows, and commitments for permanent financing in place prior to granting an interim credit. Non-performing commercial mortgages and commercial real estate construction loans have increased to $27,210,000 at September 30, 2010, up from $20,483,000 at December 31, 2009. These loans have been evaluated for impairment and appropriate provisions have been made to recognize impaired balances.

The following table presents information regarding real estate construction loans: (in thousands)

	Non-performing Real Estate Construction Loans
	September 30, 2010 *				December 31, 2009
	Balance Outstanding	Non- performing Balance	Impaired Balance (1)	Allowance Allocation	Balance Outstanding	Non- performing Balance	Impaired Balance (1)	Allowance Allocation
Real estate construction loans	$101,535	$15,805	$28,479	$3,555	$133,431	$10,774	$10,774	$1,258
All loans	$1,134,457	$32,062	$86,543	$26,659	$1,160,379	$29,372	$34,342	$12,333
Real estate construction loans as % of all loans	8.95%	49.29%	32.91%	13.34%	11.50%	36.68%	31.37%	10.20%

*	Restated
(1)	Includes non-performing loans

The following table presents nonperforming and collateral value information on real estate construction loans: (in thousands)

	September 30, 2010 *			December 31, 2009
	Non- performing Balance	Total Collateral Value	Loan to Value Ratio	Non- performing Balance	Total Collateral Value	Loan to Value Ratio
Real estate construction loans	$15,805	$23,740	67%	$10,774	$13,140	82%

*	Restated

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

Suffolk recorded a provision for loan losses for the third quarter of 2010 of $14,729,000. The total provision recorded for the first nine months of 2010 totaled $26,549,000, which represents an increase of $23,549,000 as compared to the first nine months of 2009. During the third quarter of 2010, Suffolk recorded $8,885,000 in net loan charge-offs compared to $132,000 for the third quarter of 2009. Suffolk believes that the allowance for loan losses of $26,659,000, or 2.35 percent of total loans at September 30, 2010, is adequate based on its review of overall credit quality indicators and ongoing loan monitoring processes.

The following tables summarize the allowance for loan losses by category for the periods presented: (in thousands)

	Impaired Allocation 9/30/2010 *	Remaining Allocation 9/30/2010 *	Total Allocation 9/30/2010 *	% of Total *
Commercial, financial & agricultural loans	$3,209	$12,494	$15,703	58.9%
Commercial real estate mortgages	2,923	1,929	5,030	18.9%
Real estate construction loans	573	3,160	3,555	13.3%
Residential mortgages (1st and 2nd liens)	—	753	753	2.8%
Home equity loans	—	832	832	3.1%
Consumer loans	—	786	786	3.0%

Allowance for loan losses	$6,705	$19,954	$26,659	100%

*	Restated

	Impaired Allocation 12/31/2009	Remaining Allocation 12/31/2009	Total Allocation 12/31/2009	% of Total
Commercial, financial & agricultural loans	$1,967	$3,559	$5,526	44.8%
Commercial real estate mortgages	621	3,023	3,644	29.5%
Real estate construction loans	407	851	1,258	10.2%
Residential mortgages (1st and 2nd liens)	—	1,154	1,154	9.4%
Home equity loans	—	280	280	2.3%
Consumer loans	—	471	471	3.8%

Allowance for loan losses	$2,995	$9,338	$12,333	100%

The following tables summarize the activity in the allowance for loan losses for the periods presented: (in thousands)

	Nine months ended September 30, 2010 Restated	Year Ended December 31, 2009
Allowance for loan losses, Beginning	$12,333	$9,051

Loans charged-off:
Commercial, financial & agricultural loans	7,717	806
Commercial real estate mortgages	230	—
Real estate construction loans	3,620	—
Residential mortgages (1st and 2nd liens)	492	—
Home equity loans	65	—
Consumer loans	286	404
Other loans	—	—

Total Charge-offs	$12,410	$1,210

Loans recovered after being charged-off
Commercial, financial & agricultural loans	62	41
Commercial real estate mortgages	—	—
Real estate construction loans	—	—
Residential mortgages (1st and 2nd liens)	—	—
Home equity loans	—	—
Consumer loans	74	176
Other loans	—	—

Total recoveries	$136	$217

Net loans charged-off	12,274	993
Reclass to allowance for contingent liabilities	51	—
Provision for loan losses	26,549	4,275

Allowance for loan losses, Ending	$26,659	$12,333

Suffolk believes the allowance is adequate to absorb inherent and known losses in the loan portfolio. However, the determination of the allowance is inherently subjective, as it requires estimates, all of which may be subject to significant change. When a loan, in full or in part, is deemed uncollectible, it is charged against the allowance. This happens when it is past due and the borrower has not shown the ability or intent to make the loan current, or the borrower does not have enough assets to pay the debt, or the value of the collateral is less than the balance of the loan and not likely to improve soon. In the future, the allowance for loan losses may change as a percentage of total loans. To the extent actual performance differs from management’s estimates, additional provisions for loan losses may be required that would reduce or may substantially reduce earnings in future periods, and no assurances can be given that Suffolk will not sustain loan losses, in any particular period, that are sizable in relation to the allowance for loan losses.

Additional analysis of charged off loans for the quarter ended September 30, 2010 is provided below: (in thousands)

	September 30, 2010 *
	Nonperforming Loans	Impaired Loans	Restructured Loans	Total
Commercial, financial & agricultural loans	$58	$6,292	$—	$6,350
Commercial real estate mortgages	—	72	—	72
Real estate construction loans	—	2,043	—	2,043
Residential mortgages (1st and 2nd liens)	248	—	—	248
Home equity loans	—	—	—	—
Consumer loans	192	—	—	192

Total Charge-offs	$498	$8,407	$—	$8,905

*	Restated

Net charge-offs in the third quarter 2010 were $9.0 million compared to $132,000 of net charge-offs in the third quarter of 2009. The increased charge-offs were realized in all of our loan categories. This increase in charge-offs reflects the deterioration of economic conditions and resulting failure of businesses, devaluation of assets, and negative impact on customers’ ability to service debt. For impaired collateral dependent loans, which include commercial real estate mortgages and real estate construction loans, charge-offs were the result of new appraisals indicating a collateral deficiency after considering costs to sell, and were therefore charged off.

Deferred Tax Assets and Liabilities

Suffolk recognizes deferred tax assets and liabilities. Deferred income taxes occur when income taxes are allocated through time. Some items are temporary, resulting from differences in the timing of a transaction under generally accepted accounting principles, and for the computation of income tax. Examples would include the future tax effects of temporary differences for such items as deferred compensation and the provision for loan losses. Estimates of deferred tax assets are based upon evidence available to management that future realization is more likely than not. If management determines that Suffolk may be unable to realize all or part of net deferred tax assets in the future, a direct charge to income tax expense may be required to reduce the recorded value of the net deferred tax asset to the amount that management expects to realize. At September 30, 2010, Suffolk believes the deferred tax asset is fully realizable.

Investment Securities

Suffolk evaluates unrealized losses on securities to determine if any reduction in the fair value is other than temporary. This amount will continue to be dependent on market conditions, the occurrence of certain events or changes in circumstances of the issuer of the security, and Suffolk’s intent and ability to hold the impaired investment at the time the valuation is made. If management determines that impairment in the investment’s value is other than temporary, earnings would be charged.

Item 3 - Quantitative and Qualitative Disclosures about Market Risk

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

Business Risks and Uncertainties

This report contains some statements that look to the future. These may include remarks about Suffolk Bancorp, the banking industry, the economy in general, expectations of the business environment in which Suffolk operates, projections of future performance, and potential future credit experience. These forward-looking statements are based upon current management expectations, and may, therefore, involve risks and uncertainties that cannot be predicted or quantified and are beyond Suffolk’s control and are subject to a variety of uncertainties that could cause future results to vary materially from Suffolk’s historical performance, or from current expectations. Factors affecting Suffolk include particularly, but are not limited to: changes in interest rates; increases or decreases in retail and commercial economic activity in Suffolk’s market area; variations in the ability and propensity of consumers and businesses to borrow, repay, or deposit money, or to use other banking and financial services; results of regulatory examinations; any failure by us to comply with our written agreement with the OCC or the individual minimum capital ratios for the Bank established by the OCC; the cost of compliance with the Agreement; failure by Suffolk to restore effective internal controls over financial reporting; and the potential that net charge-offs are higher than expected. Further, it could take Suffolk longer than anticipated to implement its strategic plans to increase revenue and manage non-interest expense, or it may not be possible to implement those plans at all. Finally, new and unanticipated legislation, regulation, or accounting standards may require Suffolk to change its practices in ways that materially change the results of operations.

Item 4 - Controls and Procedures

Suffolk’s Chief Executive Officer who is also Acting Chief Financial Officer (the “Certifying Officer”) evaluated the effectiveness of Suffolk’s disclosure controls and procedures (as defined in Rules 13a-15(e) of the Securities Exchange Act of 1934) as of September 30, 2010 in connection with the filing of the initial Form 10-Q for that period.

In connection with the restatement of Suffolk’s financial statements for the three and nine months ended September 30, 2010, management re-evaluated the effectiveness of its disclosure controls and procedures. Based on that re-evaluation, management, including Suffolk’s Certifying Officer, has concluded that, due to the material weaknesses in internal control over financial reporting described below, Suffolk’s disclosure controls and procedures were not effective as of September 30, 2010.

Suffolk’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act.

Because of their inherent limitations, systems of internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can only provide reasonable assurance with respect to financial statement preparation and presentation.

A “material weakness” in internal control over financial reporting is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected in a timely basis by Suffolk’s internal controls.

Allowance for Loan and Lease Losses

Estimating the allowance for loan losses requires credit administration staff to identify and evaluate borrowers’ ability to repay their obligations through periodic evaluation and reevaluation of cash flow and/or collateral, and, when necessary, making provision for the amount deemed being likely not to be repaid. Suffolk identified deficiencies within the credit administration function which compromised the operational effectiveness of the internal controls, particularly in making timely reevaluations of credit and/or collateral. This led to management’s determination that there was a material weakness in internal control over financial reporting in estimating the allowance for loan losses.

Financial Reporting Staffing Resources

Management concluded that a material weakness exists due to insufficient staffing resources that are in dedicated permanent positions within the accounting function with sufficient skills and industry knowledge of Generally Accepted Accounting Principles in the United States (“US GAAP”) and regulatory accounting, which resulted in insufficient documentation and monitoring over financial reporting, including preparing financial statements and disclosures. Among other factors identified, approximately six months have passed since the prior Chief Financial Officer resigned as of June 24, 2011 and Suffolk has yet to fill this position. Suffolk immediately engaged an interim accounting consultant to assist with financial reporting in the meantime; however, the individual is not an officer of Suffolk. Suffolk’s President and Chief Executive Officer was appointed as Acting Chief Financial Officer until a permanent Chief Financial Officer is hired, representing a significant concentration of authority in one individual.

Interdepartmental Communications

A material weakness exists due to insufficient communications at the interdepartmental levels. There was inconsistent exchange of important financial information between Suffolk’s accounting and operating functions that led to errors in classifying loans as performing loans when the loans were non-performing. That was one factor resulting in the allowance for loan and lease losses to be understated as of September 30, 2010 and December 31, 2010, as described above at “Allowance for Loan and Lease Losses.”

Governance and Management Accountability

The Board of Directors is responsible for competent and effective oversight and leadership of the Company’s management and to ensure accountability of management. The material weaknesses related to the allowance for loan and lease losses, financial reporting staffing resources and interdepartmental communications, as well as delays in processes surrounding the completion of restated and current financial statements, and the untimely correction of deficiencies previously identified by regulators, are reflective of a material weakness in the Board of Directors as it relates to the foregoing matters.

Suffolk has implemented certain changes in its internal controls as of the date of this report to address the material weaknesses. Specifically, subsequent to September 30, 2010, management took the following steps to remediate the material weaknesses set forth above:

Allowance for Loan and Lease Losses

1.	Hired a new Chief Lending Officer during the second quarter of 2011.

2.	Improved staff by hiring a new loan administrator, additional underwriting staff and a loan workout specialist.

3.	Reorganized the credit department to ensure appropriate separation of duties and developed expanded training for Suffolk’s lenders.

4.	Hired a senior credit officer to run a newly created separate loan review and workout department.

5.	Changed Suffolk’s credit policy to require identification of concentrations of risk, analysis of our customer’s global cash flows, reappraisal and re-evaluation of collateral, more accurate and timely credit-risk rating procedures and improved underwriting processes and standards.

6.	Incorporated the results of a systematic re-appraisal of commercial real estate which secures loans in excess of $1 million.

7.	Engaged qualified outside consultants to assist in re-evaluating risk ratings.

8.	Improved the processes for identifying loans and the determination of the amount of impairment.

9.	Augmented Suffolk’s credit policy to govern loan workout.

10.	Implemented a new procedure to ensure that OREO was accounted for in accordance with US GAAP.

Financial Reporting Staffing Resources

11.	Initiated a search for a qualified Chief Financial Officer with sufficient knowledge of US GAAP, regulatory accounting and the banking industry, and the skills to effectively implement that knowledge.

12.	Engaged a qualified consultant in financial reporting and the function of the Chief Financial Officer to assist the Acting Chief Financial Officer in maintaining and improving controls.

13.	Increased oversight of the financial reporting process through the Audit Committee and the Compliance Committee, the latter of which meets at least monthly or more often.

14.	Created and filled the new position of Treasurer to further relieve the Chief Financial Officer of day-to-day duties in asset liability management, investment portfolio management and additional treasury functions.

15.	Enhanced the procedures to ensure that all reconciliations of all departments are completed and reviewed to ensure accuracy.

16.	Complied individual policies into comprehensive written policies and procedures for the accounting function which will include specific policies, procedures and controls for financial reporting.

17.	Increased automation of the accounting and financial reporting process to free staff resources to focus on financial reporting.

Interdepartmental Communications

18.	Established a process for both credit and finance staff to review the computation of specific impairment allowances under ASC 310-10 – Receivables – Impairment of a Loan and establishing enhanced reporting from core systems available directly to personnel in accounting and finance.

Governance and Management Accountability

19.	Formed a Compliance Committee of the Board to oversee compliance and, later, to respond to the Formal Agreement.

20.	Implemented procedures to track all regulatory compliance through structured matrices.

21.	Engaged qualified independent consultants to assist with compliance with the Formal Agreement, including an assessment of key management roles.

22.	Outsourced the internal audit function to a qualified risk management firm to provide greater independence and depth to the function.

23.	Appointed a Vice Chairman of the Board to provide daily oversight of management on behalf of the full Board and to communicate back to the Board.

24.	Engaged a qualified independent consultant to advise the Board on various regulatory, strategic and operational issues.

Suffolk cannot determine the impact of the remediation steps at this time.

There has been no change in Suffolk’s internal controls over financial reporting that occurred during the third quarter of 2010 that materially affected, or is reasonably likely to materially affect, Suffolk’s internal control over financial reporting.

Part II

Item 1 - Legal Proceedings

On July 11, 2011 a shareholder derivative action, Robert J. Levy v. J. Gordon Huszagh, et al., No. 11 Civ. 3321 (JS), was filed in the U.S. District Court for the Eastern District of New York against the directors of Suffolk and a former officer of Suffolk. Suffolk was named as a nominal defendant. The complaint seeks damages against the individual defendants in an unspecified amount, and alleges that the individual defendants breached their fiduciary duties by making improper statements regarding the sufficiency of Suffolk’s allowance for loan losses and loan portfolio credit quality, and by failing to establish sufficient allowances for loan losses and to establish effective credit risk management policies. On September 30, 2011, Suffolk and the directors filed a motion to dismiss the complaint.

On October 28, 2011, a separate shareholder derivative action, Susan Forbush v. Edgar F. Goodale, et al., No. 33538/11, was filed in the Supreme Court of the State of New York for the County of Suffolk, against the directors of Suffolk and a former officer of Suffolk. Suffolk was named as a nominal defendant. The complaint asserts claims that are substantially similar to those asserted in the Levy action.

On October 20, 2011, a putative shareholder class action, James E. Fisher v. Suffolk Bancorp, et al., No. 11 Civ. 5114 (SJ), was filed in the U.S. District Court for the Eastern District of New York against Suffolk, its chief executive officer, and a former chief financial officer of Suffolk. The complaint alleges that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by knowingly or recklessly making false statements about, or failing to disclose accurate information about, Suffolk’s financial results and condition, loan loss reserves, impaired assets, internal and disclosure controls, and banking practices. The complaint seeks damages in an unspecified amount on behalf of purchasers of Suffolk’s common stock between March 12, 2010 and August 10, 2011.

Suffolk has been informed that the SEC’s New York regional office is conducting an informal inquiry to determine whether there have been violations of the federal securities laws in connection with Suffolk’s financial reporting. The SEC has not asserted that any federal securities law violation has occurred. Suffolk believes it is in compliance with all federal securities laws and believes it has cooperated fully with the SEC’s informal inquiry. Although the ultimate outcome of the informal inquiry cannot be ascertained at this time, based upon information that presently is available to it, Suffolk does not believe that the informal inquiry, when resolved, will have a material adverse effect on Suffolk’s results of operations or financial condition.

The foregoing matters are in their preliminary phases and it is not possible to ascertain whether there is a reasonable possibility of a loss from these matters. Therefore, we have concluded that an amount for a loss contingency is not to be accrued or disclosed at this time. Suffolk believes that it has substantial defenses to the claims filed against it in these lawsuits and, to the extent that these actions proceed, Suffolk intends to defend itself vigorously.

Item 1A - Risk Factors

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

On October 25, 2010, the Bank, following discussion with the OCC, entered into a formal agreement (the “Agreement”) with the OCC. The Agreement requires the Bank to take certain actions, including a review of management, the establishment of a three-year strategic plan and capital program, and the establishment of programs related to internal audit, maintaining an adequate allowance for loan losses, real property appraisal, credit risk management, credit concentrations, Bank Secrecy Act compliance and information technology. While subject to the Agreement, Suffolk expects that its and the Bank’s management and board of directors will be required to focus a substantial amount of time on complying with its terms. There also is no guarantee that the Bank will be able to fully comply with the Agreement. If the Bank fails to comply with the terms of the Agreement, it could be subject to further regulatory enforcement actions.

Further increases to our allowance for loan losses would negatively impact our capital levels causing the Bank to fail to be in compliance with the three individual minimum capital ratios set by the OCC

Subsequent to September 30, 2010, the Bank became subject to individual minimum capital ratios established by the OCC requiring the Bank to maintain Tier 1 capital ratio of at least equal to 8.00 percent of adjusted total assets, to maintain a Tier 1 capital ratio at least equal to 10.50 percent of risk-weighted assets, and to maintain a total risk based capital ratio at least equal to 12.00 percent of risk-weighted assets. At September 30, 2010, the Bank had a Tier 1 leverage ratio of 7.93 percent, a Tier 1 risk-based capital ratio of 10.88 percent, and a total risk-based capital ratio of 12.14 percent. However, the Bank exceeded the capital ratios required to be deemed well capitalized with respect to 12 CFR 6.4 as of September 30, 2010 after taking into effect the restatement and met all regulatory requirements applicable at that time. Further increases to Suffolk’s allowance for loan losses, however, would negatively impact the Bank’s capital levels and make it difficult to maintain the capital levels directed by the OCC. If the Bank fails to maintain the required capital levels, it could be subject to further regulatory enforcement actions.

A failure to restore and maintain effective internal controls over financial reporting and disclosure controls and procedures could have a material adverse effect on our results of operation or financial condition.

During April of 2011, management identified possible deficiencies and/or weaknesses in Suffolk’s internal controls related to the design and implementation of policies to promptly identify problem loans and to quantify the elements of risk in problem loans. After conducting an internal review, management determined that there were material weaknesses related to the allowance for loan and lease losses, financial reporting staffing resources, interdepartmental communications and governance and management accountability. See Part I, Item 4 – Controls and Procedures. Suffolk has incurred costs and implemented certain changes in its internal controls over financial reporting and disclosure controls and procedures to address these material weaknesses. It is too early to determine the impact of these remediation steps and Suffolk has not yet determined that it has restored effective internal controls over financial reporting and disclosure controls and procedures. It is possible that additional deficiencies or weaknesses could be identified A failure to restore and maintain effective internal controls over financial reporting and disclosure controls and procedures could have a material adverse effect on our results of operation or financial condition.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

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

Item 6 - Exhibits

CERTIFICATION OF PERIODIC REPORT - Exhibit 31.1

CERTIFICATION OF PERIODIC REPORT - Exhibit 31.2

CERTIFICATION OF PERIODIC REPORT - Exhibit 32.1

CERTIFICATION OF PERIODIC REPORT - Exhibit 32.2

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUFFOLK BANCORP

Date: December 20, 2011	/s/ J. Gordon Huszagh
J. Gordon Huszagh
President & Chief Executive Officer

Date: December 20, 2011	/s/ J. Gordon Huszagh
J. Gordon Huszagh
Acting Chief Financial Officer