Form 10-K/A
period 2010-12-31
SUFFOLK BANCORP
filed 2011-12-20
CIK 754673

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

(Mark One)

☒	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2010

-OR-

☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to ___________ to _____________.

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

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐    Smaller Reporting Company  ☐

Indicate by check mark whether the Registrant is a shell company.    YES  ☐    NO  ☒

The aggregate market value of the common equity held by non-affiliates of the Registrant as of the last business day of the Registrant’s most recently completed second fiscal quarter was $135.8 million.

9,703,604 SHARES OF COMMON STOCK OUTSTANDING AS OF January 31, 2011

Documents Incorporated by Reference

Portions of the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 12, 2011, are incorporated by reference into Part III.

EXPLANATORY NOTE

Suffolk Bancorp (“Suffolk”) is filing this Amendment No. 1 to its Annual Report on Form 10-K for the year ended December 31, 2010, originally filed with the Securities and Exchange Commission (the “SEC”) on March 15, 2011. This Amendment is being filed to amend and restate our consolidated financial statements as of and for the year ended December 31, 2010 and related disclosures to correct for a misstatement in the provision and allowance for loan losses and the accounting treatment for the recognition of gains on assets received in loan settlements.

This Annual Report on Form 10-K/A for the year ended December 31, 2010 is being filed to reflect the financial statement restatement. In summary, as of and for the quarter and year ended December 31, 2010, this financial statement restatement has resulted in:

•	No impact on our cash & cash equivalents or overall cash flow.

•

Increases in our provision for loan losses of $3.0 million (124%), our gain on other real estate owned of $310 thousand (100%) and decreases in our net income of $1 million (25%) and our basic earnings-per-share of $0.09 (24%) for the quarter ended December 31, 2010, and increases in our provision for loan losses of $15.1 million (89%) and our gain on other real estate owned of $310 thousand (100%), and decreases in our net income of $8.8 million (58%) and our basic earnings-per-share of $0.91 (58%) for the year ended December 31, 2010.

•

Decreases in our total loans of $8 million (.72%), our other real estate owned of $1.8 million (24%), our total assets of $11.3 million (.7%), our other liabilities of $2.6 million (9%), our retained earnings of $8.8 million (9%) and our total stockholders’ equity of $8.8 million (6%), and increases in our allowance for loan losses of $7.1 million (34%) and our other assets of $5.6 million (22%) as of December 31, 2010.

For a more detailed description of this financial statement restatement, see the Restatement of Financial Statements section on page 5 and Note 1(A), “Restatement of Consolidated Financial Statements” to our notes to consolidated financial statements.

Suffolk has not modified or updated the information in the initial Form 10-K, except as necessary to reflect the effects of the restatement which took into consideration subsequent additional information about conditions that existed at December 31, 2010, and to reflect subsequent events and legal proceedings disclosed in Note 17 and Note 18, respectively. This Amendment continues to speak as of the dates described herein, and we have not updated the disclosures contained in the initial Form 10-K to reflect any events that occurred subsequent to such dates except with regard to the restatement. Information not affected by the restatement is unchanged and reflects the disclosures made at the time of the filing of the initial Form 10-K on March 15, 2011. Accordingly, this Amendment should be read in conjunction with our subsequent filings with the SEC, as information in such filings may update or supersede certain information contained in this Amendment.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officer and principal financial officer are filed herewith as Exhibits 31.1, 31.2, 32.1 and 32.2.

For the convenience of the reader, this Amendment sets forth the initial Form 10-K in its entirety, although Suffolk is only amending and restating the portions affected by the corrected financial information.

CORPORATE INFORMATION

Suffolk Bancorp Annual Meeting

Tuesday, April 12, 2011, 1:00 P.M.

Suffolk County National Bank

Administrative Center

Lower Level

Four West Second Street

Riverhead, New York

S.E.C. Form 10-K/A

The Annual Report to the Securities and Exchange Commission on Form

10-K/A and documents incorporated by reference can be obtained, without charge, by writing to the Secretary, Suffolk Bancorp, 4 West Second Street,

Riverhead, New York 11901, or calling (631) 727-5667, faxing to (631) 727- 3214,

or e-mailing to

invest@suffolkbancorp.com

They are also available on the Internet at

www.suffolkbancorp.com

Trading

Suffolk Bancorp’s common stock is traded on the NASDAQ Global Select

Market under the symbol “SUBK.”

Registrar and Transfer Agent

Any questions about the registration or transfer of shares, the payment,

reinvestment, or direct deposit of dividends can be answered by:

American Stock Transfer

& Trust Co.

59 Maiden Lane

New York, New York 10038

1-800-937-5449

www.amstock.com

Independent Registered Public Accounting Firm

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

2010	High	Low	Dividends	2009	High	Low	Dividends
First Quarter	$32.60	$25.00	$0.22	First Quarter	$36.97	$20.51	$0.22
Second Quarter	33.21	28.48	0.22	Second Quarter	29.00	23.17	0.22
Third Quarter	30.76	23.39	0.22	Third Quarter	31.14	24.61	0.22
Fourth Quarter	27.61	24.45	0.15	Fourth Quarter	30.46	25.90	0.22

SUMMARY OF SELECTED FINANCIAL DATA

FIVE-YEAR SUMMARY: (dollars in thousands except shares and per-share amounts)
For the year ended December 31,	2010 Restated	2009	2008	2007	2006
Interest income	$86,306	$87,008	$88,457	$89,081	$86,209
Interest expense	9,714	12,672	22,237	25,117	20,499

Net interest income	76,592	74,336	66,220	63,964	65,710
Provision for loan losses	32,086	4,275	2,050	377	966

Net interest income after provision	44,506	70,061	64,170	63,587	64,744
Other income	11,223	11,118	14,643	10,595	10,672
Other expense	50,778	48,801	42,701	40,392	39,975

Income before income taxes	4,951	32,378	36,112	33,790	35,441
(Benefit) Provision for income taxes	(1,305)	9,830	11,424	11,662	12,813

Net Income	$6,256	$22,548	$24,688	$22,128	$22,628

BALANCE AT DECEMBER 31:
Federal funds sold	$—	$—	$—	$2,700	$—
Investment securities – available for sale	396,670	437,000	382,357	392,796	403,246
Investment securities – held to maturity	10,016	9,343	11,930	9,155	10,013

Total investment securities	406,686	446,343	394,287	401,951	413,259
Net loans	1,083,860	1,148,046	1,084,470	949,609	882,096
Total assets	1,606,867	1,694,496	1,582,819	1,469,062	1,390,849
Total deposits	1,402,753	1,385,278	1,216,437	1,143,375	1,139,075
Borrowings	40,000	150,800	224,820	198,320	120,135
Stockholders’ equity	$136,820	$137,171	$112,401	$108,981	$108,566

SELECTED FINANCIAL RATIOS:
Performance:
Return on average equity	4.42%	18.30%	21.79%	21.47%	22.16%
Return on average assets	0.37	1.36	1.59	1.57	1.61
Net interest margin (taxable-equivalent)	5.05	4.99	4.75	5.06	5.16
Efficiency ratio	57.82	57.11	52.81	54.17	52.34
Average equity to average assets	8.32	7.41	7.29	7.30	7.25
Dividend pay-out ratio	124.62	37.44	34.18	39.70	39.19
Asset quality:
Non-performing loans to total loans, net of discount	2.61	2.53	0.45	0.17	0.10
Non-performing assets to total assets	2.16	1.73	0.31	0.11	0.06
Allowance to non-performing loans	98.03	41.99	185.32	459.13	846.52
Allowance to loans, net of discount	2.56	1.06	0.83	0.80	0.85
Net charge-offs (recoveries) to average net loans	1.42	0.09	0.06	(0.01)	0.36

PER-SHARE DATA:
Net income (basic)	0.65	2.35	2.58	2.24	2.20
Cash dividends	0.81	0.88	0.88	0.88	0.88
Book value at year-end	14.12	14.27	11.73	11.34	10.60
Highest market value	33.21	36.97	49.02	38.80	38.95
Lowest market value	23.39	20.51	25.68	25.55	28.17
Average shares outstanding	9,658,534	9,602,802	9,580,025	9,895,301	10,279,870

Number of full-time-equivalent employees	370	368	362	350	357
Number of branch offices	30	29	29	29	27
Number of automatic teller machines	30	29	29	26	26

RESTATEMENT OF FINANCIAL STATEMENTS

In August 2011, in consultation with the Audit Committee, Suffolk’s management determined it was not properly identifying loan losses in the period incurred. This was the result of deficiencies in Suffolk’s internal controls with respect to credit administration and credit risk management, primarily with regard to risk-rating as well as with respect to the timing and recognition of charge-offs, impaired loans, and classified loans. As a result, certain loans should have been considered impaired, charged-off, or classified. Furthermore in 2011, management re-evaluated the accounting treatment for the recognition of gains on assets received in loan settlements classified as other real estate owned (“OREO”) and, accordingly, restated for the effects thereof to previously issued financial statements as of and for the quarter and year ended December 31, 2010. Consequently, Suffolk overstated loans, net; understated the allowance for loan losses; understated the provision for loan losses, overstated other real estate owned and other liabilities; understated gain on other real estate owned; overstated net earnings and earnings-per-share; understated other assets; and overstated the capital ratios. The tables below detail the restated financial statement line items and Suffolk’s regulatory capital ratios. See Note 1(A) in the accompanying financial statements.

The effects of the restatement by line item and the effects on capital ratios for the periods presented in this Amendment No. 1 to its Annual Report on Form10-K follow:

Effect on Consolidated Statements of Condition

	December 31, 2010
	As Previously Reported	As Restated	Effect of Change
Total loans	$1,120,318	$1,112,307	$(8,011)
Allowance for loan losses	21,288	28,419	7,131
Other real estate owned, net	7,549	5,719	(1,830)
Other assets	26,238	31,883	5,645
Total assets	1,618,194	1,606,867	(11,327)
Other liabilities	27,812	25,249	(2,563)
Retained earnings	100,214	91,450	(8,764)
Total stockholders’ equity	145,584	136,820	(8,764)
Total liabilities & stockholders’ equity	1,618,194	1,606,867	(11,327)

Effect on Consolidated Statements of Income

	Three Months Ended December 31, 2010 (Unaudited)
	As Previously Reported	As Restated	Effect of Change
Provision for loan losses	$2,500	$5,537	$3,037
Net interest income after provision for loan losses	16,135	13,098	(3,037)
Gain on other real estate owned	—	310	310
Total other income	3,116	3,426	310
Other operating expense	943	621	(322)
Total other expense	13,797	13,475	(322)
Income before income taxes	5,454	3,049	(2,405)
Provision (benefit) for income taxes	1,446	(20)	(1,466)
Net income	4,008	3,069	(939)

Earnings per common share
Basic	$0.41	$0.32	$(0.09)
Diluted	$0.41	$0.32	$(0.09)

Effect on Consolidated Statements of Income

	Year Ended December 31, 2010
	As Previously Reported	As Restated	Effect of Change
Provision for loan losses	$16,945	$32,086	$15,141
Net interest income after provision for loan losses	59,647	44,506	(15,141)
Gain on other real estate owned	—	310	310
Total other income	10,913	11,223	310
Other operating expense	8,869	8,547	(322)
Total other expense	51,100	50,778	(322)
Income before income taxes	19,460	4,951	(14,509)
Provision (benefit) for income taxes	4,440	(1,305)	(5,745)
Net income	15,020	6,256	(8,764)

Earnings per common share
Basic	$1.56	$0.65	$(0.91)
Diluted	$1.55	$0.65	$(0.90)

Effect on Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income

	Year Ended December 31, 2010
	As Previously Reported	As Restated	Effect of Change
Net income	$15,020	$6,256	$(8,764)
Total comprehensive income	14,498	5,734	(8,764)
Retained earnings	100,214	91,450	(8,764)

Effect on Consolidated Statements of Cash Flows

	Year Ended December 31, 2010
	As Previously Reported	As Restated	Effect of Change
Net income	$15,020	$6,256	$(8,764)
Provision for loan losses	16,945	$32,086	15,141
(Increase) decrease in other assets	(3,013)	(5,812)	(2,799)
(Decrease) increase in income taxes payable	(1,140)	(3,677)	(2,537)
Gain on other real estate owned	—	310	310
Increase in other liabilities	2,841	280	(2,561)
Net cash provided by operating activities	36,258	34,428	(1,830)
Loan (disbursements) and repayments, net	24,667	26,497	1,830
Net cash provided by investing activities	67,964	69,794	1,830
Cash and cash equivalents	41,149	41,149	—

Effect on Suffolk’s Capital Ratios

	December 31, 2010
	As Previously Reported	As Restated	Effect of Change
Tier 1 Leverage Ratio	8.79%	8.26%	-0.53%
Tier 1 Risk-based Capital Ratio	11.96%	11.36%	-0.60%
Total Risk-based Capital Ratio	13.22%	12.62%	-0.60%

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

The discussion that follows analyzes Suffolk Bancorp’s (“Suffolk”) operations for each of the past three years and its financial condition as of December 31, 2010 (restated) and 2009, respectively. Selected tabular data are presented for each of the past five years.

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

Recent Developments

Suffolk has restated its consolidated financial statements for the third and fourth quarters of 2010 and as of and for the year ended December 31, 2010. See the Restatement of Financial Statements section on page 5 and Note 1(A) on page 34 for a detailed description of the financial statement restatement.

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

At December 31, 2010, of the $28,991,000 of non-performing loans, $26,534,000 was secured by collateral valued at approximately $44,864,000, having an average loan-to-value ratio of approximately 57 percent. The unsecured portion of $2,457,000 amounted to 22 basis points of net loans at year end. Although Suffolk continues to work with borrowers to ensure the collection of non-performing credits, some of these loans were being paid more slowly than originally anticipated. This increased the allowance for loan losses to $28,419,000 at December 31, 2010, up from $12,333,000 at December 31, 2009. The majority of nonperforming loans are commercial and industrial loans, and loans secured by commercial real estate. The allowance is established through a provision for loan losses based on management’s evaluation of the risk inherent in the various components of the loan portfolio and other factors, including Suffolk’s own historical loan loss experience. Suffolk increased its provision for loan loss and its allocated reserve to reflect the deterioration of the overall economy, credit quality trends, and regulatory guidance and expectations. See “Allowance for Loan Losses.”

While non-performing assets as a percent of total assets increased much later at Suffolk than in peer banks, they increased from 173 basis points at December 31, 2009, to 216 basis points at December 31, 2010. Non-performing loans to total loans amounted to 261 basis points at December 31, 2010 from 253 basis points at December 31, 2009. As noted in the discussion above, most non-performing loans are well collateralized. However, as they remain non-accruing over a period of time, on the basis of objective and selective criteria, Suffolk may or may not elect to charge these and other loans off prudentially, even when they remain in collection and there is the reasonable remaining expectation of the recovery of amounts owed and expenses incurred in collection. These charge-offs may or may not mirror trends, on a trailing basis, in ratios of non-performing assets to total assets and non-performing loans to total loans. The amounts charged-off were substantial in comparison with Suffolk’s past loss history, although they may result in net recoveries at some point in the future if the economy improves and borrowers’ financial conditions strengthen, although there can be no assurance that this will happen. Further discussion concerning the determination of the provision for loan losses is found in the following under the caption,

“Allowance for Loan Losses.”

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

See “Summary of Loan Losses and Allowance for Loan Losses” on page 18.

Basic Performance and Current Activities

Return on average equity decreased to 4.36 percent in 2010, down from 18.30 percent during 2009, and basic earnings-per-share decreased from $2.35 in 2009 to $0.65 in 2010. Decreases in return on average equity and basic earnings-per-share are primarily due to increased provision for loan losses, up 650.5 percent from the prior year. Additionally, the return on average equity decreased as average equity increased 16.5 percent from 2009 to 2010. Key factors included:

•	Increase in provision for loan losses of $27,811,000.

•

Increase in non-interest expense of $1,977,000, including other real estate owned (“OREO”) expense of $882,000 and legal, consulting, and other costs of approximately $500,000 to comply with the formal agreement, increased legal fees for collection of loans, forced-placed insurance for properties securing loans, real estate taxes for delinquent borrowers, and increased expense for advertising.

•	Increase in provision for loan losses and increase in non-interest expense were partially offset by a tax benefit in 2010.

•

Although Suffolk’s net interest income after the provision for loan losses decreased, Suffolk’s pre-provision net interest income and core performance improved. Key to maintaining performance was disciplined management of the balance sheet. These steps included:

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

•

Managing net loan charge-offs and non-performing loans. During the year ended December 31, 2010, net charge-offs were 1.53 percent of average net loans. Non-performing assets, including loans and OREO, amounted to $34,710,000 or 2.2 percent of total assets. Non-performing loans, including non-accruing troubled-debt restructurings, amounted to $28,991,000 or 2.6 percent of total loans. Lending staff’s first efforts continue to be directed to the management of such credits, and then to developing new business with an emphasis on the most profitable customer relationships.

•	Managing the investment portfolio in a difficult rate environment to provide liquidity, and some protection from falling interest rates.

•	It has not been Suffolk’s policy to grant loans or to buy investment securities backed by loans which would be characterized as “sub-prime.”

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

Other investments are made in short-term United States Treasury debt, high-quality obligations of municipalities in New York and other states, issues of agencies of the United States government, collateralized mortgage obligations, mortgage-backed securities, and stock in the Federal Reserve Bank and the Federal Home Loan Bank of New York (“FHLBNY”), each required as a condition of membership.

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

Net Income

Net income was $6,256,000, a decrease of 72.3 percent from $22,548,000 in 2009, which decreased 8.7 percent from $24,688,000 in 2008. Basic earnings-per-share were $0.65 during 2010, compared to $2.35 in 2009 and $2.58 in 2008. The decrease in net income is primarily due to an increased provision for loan losses, up 650.5 percent over 2009.

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

Year ended December 31,	2010			2009			2008
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Interest-earning assets
U.S. Treasury securities	$8,241	$290	3.52%	$9,577	$371	3.87%	$9,988	$407	4.07%
Collateralized mortgage obligations	181,463	7,691	4.24	148,566	7,505	5.05	145,285	7,877	5.42
Mortgage-backed securities	557	37	6.58	603	41	6.80	721	49	6.80
Obligations of states & political subdivisions	220,957	11,858	5.37	194,089	10,762	5.54	164,296	9,570	5.82
U.S. government agency obligations	38,525	769	2.00	79,358	2,057	2.59	94,801	3,663	3.86
Other securities	6,624	399	6.02	8,029	434	5.41	9,278	482	5.20
Federal funds sold & interest-bearing bank accounts	10,100	28	0.28	15,170	51	0.34	17,875	314	1.76
Loans, including non-accrual loans
Commercial, financial & agricultural loans	254,557	15,158	5.95	235,202	13,863	5.89	223,722	14,568	6.51
Commercial real estate mortgages	400,999	26,304	6.56	363,256	24,613	6.78	329,121	23,562	7.16
Real estate construction loans	114,389	6,781	5.93	133,894	9,000	6.72	106,608	8,594	8.06
Residential mortgages (1st and 2nd liens)	200,029	12,223	6.11	208,696	12,731	6.10	194,915	12,175	6.25
Home equity loans	84,152	3,544	4.21	78,788	3,311	4.20	68,972	3,799	5.51
Consumer loans	74,200	5,281	7.12	85,634	5,951	6.95	95,030	6,672	7.02
Other loans	1,591		—	1,824		—	3,108	—	—

Total interest-earning assets	$1,596,384	$90,363	5.66%	$1,562,686	$90,690	5.80%	$1,463,720	$91,732	6.27%

Cash & due from banks	$39,397			$44,037			$45,718
Other non-interest-earning assets	66,603			55,703			45,300

Total assets	$1,702,384			$1,662,426			$1,554,738
Interest-bearing liabilities
Saving, N.O.W., & money market deposits	$601,953	$3,340	0.55%	$563,513	$3,630	0.64%	$467,180	$6,334	1.36%
Time deposits	324,105	4,704	1.45	328,853	6,068	1.85	319,888	9,851	3.08

Total saving & time deposits	926,058	8,044	0.87	892,366	9,698	1.09	787,068	16,185	2.06
Federal funds purchased & securities sold under agreements to repurchase	490	3	0.55	4,863	120	2.47	49,260	1,417	2.88
Other borrowings	92,679	1,667	1.80	127,123	2,854	2.25	157,618	4,635	2.94

Total interest-bearing liabilities	$1,019,227	$9,714	0.95%	$1,024,352	$12,672	1.24%	$993,946	$22,237	2.24%

Rate spread			4.71%			4.57%			4.03%
Non-interest-bearing deposits	$504,680			$478,886			$430,610
Other non-interest-bearing liabilities	36,846			35,983			16,906

Total liabilities	$1,560,753			$1,539,221			$1,441,462
Stockholders’ equity	141,631			123,205			113,276

Total liabilities & stockholders’ equity	$1,702,384			$1,662,426			$1,554,738
Net interest income (taxable-equivalent basis) & interest rate margin		$80,649	5.05%		$78,018	4.99%		$69,495	4.75%
Less: taxable-equivalent basis adjustment		(4,057)			(3,682)			(3,275)

Net interest income		$76,592			$74,336			$66,220

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

	In 2010 over 2009 Changes Due to			In 2009 over 2008 Changes Due to
	Volume	Rate Net	Change	Volume	Rate Net	Change
Interest-earning assets
U.S. Treasury securities	$(49)	$(32)	$(81)	$(16)	$(20)	$(36)
Collateralized mortgage obligations	1,507	(1,321)	186	175	(548)	(373)
Mortgage-backed securities	(3)	(1)	(4)	(8)	—	(8)
Obligations of states & political subdivisions	1,448	(352)	1,096	1,666	(475)	1,191
U.S. government agency obligations	(890)	(398)	(1,288)	(532)	(1,074)	(1,606)
Corporate bonds & other securities	(81)	46	(35)	(67)	19	(48)
Federal funds sold & interest-bearing bank accounts	(15)	(8)	(23)	(41)	(222)	(263)
Loans, including non-accrual loans	1,404	(1,582)	(178)	5,595	(5,495)	100

Total interest-earning assets	$3,321	$(3,648)	$(327)	$6,772	$(7,815)	$(1,043)

Interest-bearing liabilities
Saving, N.O.W., & money market deposits	$236	$(526)	$(290)	$1,113	$(3,817)	$(2,704)
Time deposits	(86)	(1,278)	(1,364)	269	(4,053)	(3,784)
Federal funds purchased & securities sold under agreements to repurchase	(63)	(54)	(117)	(1,120)	(177)	(1,297)
Other borrowings	(684)	(503)	(1,187)	(801)	(980)	(1,781)

Total interest-bearing liabilities	$(597)	$(2,361)	$(2,958)	$(539)	$(9,027)	$(9,566)

Net change in net interest income (taxable-equivalent)	$3,918	$(1,287)	$2,631	$7,311	$1,212	$8,523

Interest Income

Interest income decreased to $86,306,000 in 2010, down 0.8 percent from $87,008,000 in 2009, which was down 1.6 percent from $88,457,000 in 2008.

Investment Securities

SCNB purchases investment securities only after a disciplined evaluation to ensure that they are the most appropriate available given Suffolk’s objectives. Key factors include:

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

Suffolk seeks to create a portfolio that is diversified across different classes of assets. Historically, bonds have returned more than cash, and been less volatile than mortgage-backed securities (“MBS”). The steady return on bonds can also offset the decline in variable loan yields as interest rates fall. Collateralized mortgage obligations (“CMO’s”) provide more predictable cash flows because payments are assigned to specific securities (“tranches” or slices) in the order in which they are received, in contrast to a traditional security backed by a pool of mortgages in which investors share payments equally pro rata, based on the percentage of the pool they own. Analysis of CMO’s requires careful due diligence of the mortgages that serve as the underlying collateral. Suffolk has never owned mortgage obligations with underlying collateral that could be classified as “sub-prime.” Tranche structure, final maturity, and credit support also provide improved assurance of repayment. There are CMO’s which have experienced increased delinquencies in the underlying loan portfolio; however, these securities are in senior tranches where delinquencies and foreclosures result in accelerated cash flows received, and not losses. Suffolk reviews its investments for impairment regularly, and to date, none have been determined to be other-than-temporarily impaired due to credit.

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

As a member of the FHLBNY, the Bank owns FHLBNY stock with a book value of $3,531,000. As of December 31, 2010, the Bank owns 17,314 shares valued at $1,731,000 as its membership portion. The remaining $1,800,000 in stock is owned based on borrowing activity requirements. Being an equity investment, the stock has no maturity. There is no public market for this investment. The last declared dividend was 5.8 percent. We evaluated whether or not the value of FHLBNY stock was impaired. As the FHLBNY has continued to pay dividends and has not restricted redemptions, we concluded the stock was not impaired as of December 31, 2010. (See also Note 17 - “Subsequent Events”)

Loan Portfolio

Loans, net of unearned discounts but before the allowance for loan losses, totaled $1,112,279,000. Loans secured by commercial real estate amounted to $431,179,000 and comprise 38.8 percent of the portfolio, the largest single component, up from $375,652,000 in 2009, and $352,502,000 in 2008. Commercial, financial, and agricultural loans followed at $248,750,000, down 4.2 percent from $259,565,000 at the end of 2009. These loans are made to small local businesses throughout Suffolk County. Commercial loan balances are seasonal, particularly in the Hamptons where retail inventories rise in the spring and decline by autumn. Consumer loans are a declining part of the portfolio. Net of unearned discounts, they totaled $67,814,000 at the end of 2010, down 15.6 percent from $80,352,000 at year-end 2009. Consumer loans include indirect, dealer-generated automobile loans. Competition among commercial banks and with captive finance companies of automobile manufacturers has reduced yields and volume. Additionally, rising fuel costs and uncertainties regarding the economy have led to a decline in consumer confidence, affecting automobile sales. Regional financial institutions have tightened their lending activities as a result of turmoil in the credit markets, offering continuing opportunity for real estate construction, and residential and commercial mortgage lending.

The remaining significant components of the loan portfolio are residential mortgages at $195,993,000, down 8.6 percent from $214,501,000; home equity loans at $84,696,000, up 2.3 percent from $82,808,000; and construction loans at $82,720,000, down 38.0 percent from $133,431,000. Construction loans decreased primarily because as the projects securing these loans have been completed they are moved into permanent financing as they begin to generate their intended cash flows. These loans have been underwritten on the basis of reasonable ratios of loan-to-value, evaluations of projected cash flows, guarantees for permanent financing in place prior to granting the interim credit, and the ability of the borrower to repay the loan from sources other than the sale of the secured property. Other loans consist of overdraft advances nearly all of which have been repaid subsequent to year-end.

The following table categorizes total loans (net of unearned discounts) at December 31: (in thousands)

	2010 Restated		2009		2008		2007		2006
Commercial, financial & agricultural loans	$248,750	22.4%	$259,565	22.4%	$220,946	20.2%	$204,222	21.3%	$182,801	20.5%
Commercial real estate mortgages	431,179	38.8%	375,652	32.4%	352,502	32.2%	317,262	33.1%	290,893	32.7%
Real estate — construction loans	82,720	7.5%	133,431	11.5%	131,889	12.1%	83,715	8.7%	80,687	9.1%
Residential mortgages (1st and 2nd liens)	195,993	17.6%	214,501	18.5%	216,127	19.8%	184,599	19.3%	154,959	17.4%
Home equity loans	84,696	7.6%	82,808	7.1%	75,654	6.9%	67,081	7.0%	76,361	8.6%
Consumer loans	67,814	6.1%	80,352	6.9%	94,691	8.7%	99,298	10.4%	103,054	11.6%
Other loans	1,127	0.1%	14,070	1.2%	1,712	0.2%	1,104	0.1%	892	0.1%

Total loans (net of unearned discounts)	$1,112,279	100%	$1,160,379	100%	$1,093,521	100%	$957,281	100%	$889,647	100%

Commercial mortgages and commercial real estate construction loans totaled $511,640,000 as of December 31, 2010, up from $507,516,000 as of December 31, 2009, representing 46.0 percent and 43.7 percent of the total loan portfolio, respectively. Commercial mortgages and commercial real estate construction loans consist of the following as of December 31, 2010: 6 percent vacant land loans, 16 percent commercial construction loans, 22 percent for non-owner-occupied commercial mortgages, and 56 percent for owner-occupied commercial mortgages. Commercial mortgages and commercial real estate construction loans consist of the following as of December 31, 2009: 7 percent vacant land loans, 19 percent commercial construction loans, 25 percent for non-owner-occupied commercial mortgages, and 49 percent for owner-occupied commercial mortgages. Commercial real estate construction loans were generally underwritten on the basis of reasonable ratios of loan-to-value, evaluations of projected cash flows, and commitments for permanent financing in place prior to granting an interim credit. Non-performing commercial mortgages and commercial real estate construction loans have increased to $22,082,000 at December 31, 2010, up from $20,483,000 as of December 31, 2009. These loans have been evaluated for impairment and provisions have been made to recognize impaired balances. Please refer to the Summary of Loan Losses and Allowance for Loan Losses section for information regarding the provision for loan losses.

Non-Performing Loans

Non-performing loans are loans ninety day past due and included as a sub-set of impaired loans. Generally, recognition of interest income is discontinued when reasonable doubt exists as to whether interest can be collected. Ordinarily, loans no longer accrue interest when 90 days past due. When a loan stops accruing interest, all interest accrued in the current year, but not collected, is reversed against interest income in the current year. Loans start accruing interest again when they become current as to principal and interest, and when, in the opinion of management, they can be collected in full. Delinquent, non-performing, and classified loans have trended upward.

The following table shows non-accrual, past due, and restructured loans past due at December 31: (in thousands)

	2010 Restated	2009	2008	2007	2006
Loans accruing but past due contractually
90 days or more	$—	$173	$699	$23	$68
Loans not accruing interest	28,991	19,124	4,185	1,648	824
Restructured loans past due	493	10,075	—	—	—

Total	$29,484	$29,372	$4,884	$1,671	$892

Total non-performing loans and restructured loans past due as of December 31, 2010 amounted to $29,484,000. Of that amount, $26,064,000 was secured by recently valued collateral at $50,542,000, having a cumulative loan-to-value of approximately 52 percent.

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

Impaired loans, defined as loans for which management does not believe all principal and interest will be collected in accordance with the contractual terms, are segregated and reviewed separately. Impaired loans secured by collateral are reviewed based on their collateral and the estimated time required to recover Suffolk’s investment in the loan as well as the cost of doing so, and the estimate of the recovery anticipated. Reserves are allocated to impaired loans based on this review. The allocated reserve is an estimation of losses specific to individual impaired loans. Allocated reserves are established based on an analysis of the most probable sources of repayment and liquidation of collateral. Reserves allocated to impaired loans were $9.4 million and $3.0 million as of December 31, 2010 and December 31, 2009, respectively. While every non-performing loan is evaluated individually, not every loan requires an allocated reserve. Allocated reserves fluctuate based on changes in the underlying loans, anticipated sources of repayment, and charge-offs.

The following table summarizes impaired loans with and without valuation reserves by loan type: (in thousands)

	December 31, 2010 Restated				December 31, 2009
	Impaired Loans with Valuation Reserves	Impaired Loans without Valuation Reserves	Total Impaired Loans	Total Valuation Reserves	Impaired Loans with Valuation Reserves	Impaired Loans without Valuation Reserves	Total Impaired Loans	Total Valuation Reserves
Commercial, financial & agricultural loans	$8,227	$9,050	$17,277	$2,845	$5,983	$—	$5,983	$1,967
Commercial real estate mortgages	34,301	17,239	51,540	5,636	15,547	—	15,547	621
Real estate construction loans	6,569	20,328	26,897	935	10,774	—	10,774	407
Residential mortgages (1st and 2nd liens)	—	3,466	3,466	—	—	1,820	1,820	—
Home equity loans	—	986	986	—	—	65	65	—
Consumer loans	—	75	75	—	—	153	153	—

Total	$49,097	$51,144	$100,241	$9,416	$32,304	$2,038	$34,342	$2,995

The following table summarizes information regarding impaired loans: (in thousands)

December 31,	2010 Restated	2009
Average of individually impaired loans during the year	$63,101	$20,838

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

Once the updated appraisal is received, if the fair value less estimated costs to sell is less than the carrying amount of the loan, we record a charge-off or an allowance for the difference. We do not increase the value of any of our loans based upon an appraisal amount greater than our carrying amount. All collateral-dependent impaired loans have had a third-party appraisal during the past 12 months, except for one loan whose most recent appraisal dated 2009 was discounted by 10 percent. Additionally, the Bank has obtained updated appraisals during 2010 for most of the commercial real estate portfolio including non-impaired loans, and commercial real estate and construction loans totaling $511,640,000 at December 31, 2010. Of this balance, updated appraisals were obtained for $362,429,000, representing 71 percent of the portfolio. The total combined collateral value of the $362,429,000 loans recently appraised totaled $754,272,000. This represents a total combined loan-to-value ratio of 48 percent for the loans most recently appraised.

As of December 31 2010 there is one relationship with two loans totaling $5,269,000 that has been restructured for which partial charge-offs have been recognized totaling $2,677,000. The terms of the restructured loans include a reduced interest rate. The loans are currently classified as non-accrual. Additional funds have been advanced for one of these loans and a valuation reserve has been established for these advances.

At December 31, 2010, impaired loans totaling $51,144,000 were deemed to require no associated valuation allowance. For these loans, an evaluation for impairment was completed with no measurement of impairment. The measurement is based upon the appraisal methodology described above for collateral-dependent loans. For non-collateral-dependent loans, measurement is based on the present value of future cash flows. As measuring impairment is an estimate which requires judgment, future results of operations may be negatively affected by outcomes different from those estimated.

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

For performing loans, an estimate of adequacy is made by applying the sum of the historical losses and the effects of the qualitative factors specific to the portfolio to the period-end balances. Consideration is also given to the type and collateral of the loans with particular attention paid to commercial real estate construction loans, due to the inherent risk of this type of loan. Allocated and general reserves are available for any identified loss.

Delinquent, non-performing, and classified loans have trended upward. These are primary factors in the determination of the allowance.

At December 31, 2010, non-performing loans and past due restructured loans totaled $29,484,000 as compared with $29,372,000 at December 31, 2009. When compared to total loans, non-performing loans rose to 2.61 percent at December 31, 2010, up from 2.53 percent at December 31, 2009. Commercial mortgages and commercial real estate construction loans were primarily responsible for the increase. Non-performing loans include all non-accrual loans and loans 90 days or more delinquent.

The following table summarizes Suffolk’s non-performing loans by category: (in thousands of dollars except for ratios)

	Non-performing Loans
	12/31/2010 Restated	% of Total	Total Loans 12/31/2010 (1)	% of Total Loans	12/31/2009	% of Total	Total Loans 12/31/2009	% of Total Loans
Commercial, financial & agricultural	$2,382	8.2%	$248,750	0.96%	$7,328	24.9%	$259,565	2.82%
Commercial real estate	11,601	40.0%	431,179	2.69%	9,709	33.1%	375,652	2.58%
Real estate construction loans	10,481	36.2%	82,720	12.67%	10,774	36.7%	133,431	8.07%
Residential mortgages (1st & 2nd liens)	3,466	12.0%	195,993	1.77%	1,344	4.6%	214,501	0.63%
Home equity loans	986	3.4%	84,696	1.16%	65	0.2%	82,808	0.08%
Consumer loans	75	0.3%	67,814	0.11%	152	0.5%	80,352	0.19%
Other loans	—	0.0%	1,127	0.00%	—	0.0%	14,070	0.00%

Total non-performing loans	$28,991	100%	$1,112,279	2.61%	$29,372	100%	$1,160,379	2.53%

(1)	Net of unearned discounts.

The following table details the collateral value securing non-performing loans: (in thousands)

	December 31, 2010 Restated		December 31, 2009
	Non-performing Loans Principal Balance	Collateral Value	Non-performing Loans Principal Balance	Collateral Value
Commercial, financial & agricultural loans	$2,382	$—	$7,328	$—
Commercial real estate mortgages	11,601	16,002	9,709	22,145
Real estate construction loans	10,481	14,455	10,774	13,140
Residential mortgages (1st and 2nd liens)	3,466	10,023	1,344	3,772
Home equity loans	986	4,384	65	657
Consumer loans	75	—	152	—

Total	$28,991	$44,864	$29,372	$39,714

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

During the years ended December 31, 2010 and 2009, interest income totaling $4,564,000 and $957,000, respectively, was recognized on impaired loans.

Restructured loans totaling $24,044,000 at December 31, 2010 and $11,674,000 at December 31, 2009 are considered impaired loans. The increase in restructured loans is the result of the prolonged economic slowdown in the region. Included in non-performing loans are restructured loans of $12,140,000 at December 31, 2010, that are no longer accruing interest. Subsequent to restructure, there has been $671,000 in advances funded on non-performing restructured loans outstanding as of December 31, 2010.

As of December 31, 2010 and December 31, 2009, non-performing restructured loans totaled $12.1 million and $0, respectively. The loans that have been restructured have been modified as to interest rate, due dates, or extension of the maturity date. Restructured loans are considered to be non-accrual loans, if at the time of restructuring the loan was deemed non-accrual. Once a sufficient amount of time has passed, generally six months, if the restructured loan has performed under the modified terms, the loan is returned to accrual status. In addition to the passage of time, we also consider the collateral value and the ability of the borrower to continue to make payments in accordance with the modified terms. During the year ended December 31, 2010, there were no restructured loans returned to accrual status

As of both December 31, 2010 and December 31, 2009, we have not performed any commercial real estate (CRE) or other type of loan workouts whereby an existing loan was restructured into multiple new loans.

During the year ended December 31, 2010, Suffolk acquired three properties through foreclosure (“OREO”.) The carrying value of OREO, which is recorded at fair value, less estimated selling costs, was $5,719,000 at December 31, 2010 (as restated.) Subsequent to year end, $2,326,000 of OREO was sold for a net gain of $125,000 which was recognized in 2010 as part of the restatement described below. In June 2011, an additional $1,277,000 was sold resulting in a remaining balance of $1,800,000 at June 30, 2011. In 2011, management re-evaluated the accounting treatment for the recognition of gains from OREO and, accordingly, restated for the effects thereof to previously issued financial statements as of and for the quarter and year ended December 31, 2010. (See the Restatement of Financial Statements section on page 5 and Note 1(A) and (G) on pages 34 and 37).

As of December 31, 2010, classified loans amounted to 15.59 percent of total loans, as compared with 3.48 percent at December 31, 2009. The increase is attributable to the prolonged national and regional economic slowdown, coupled with errors identified in the third and fourth quarters of 2010 and for the year ended December 31, 2010 in estimating the allowance required as of such dates which took into consideration subsequent additional information about conditions that existed at such dates. (See the Summary of Loan Losses and Allowance for Loan Losses below and Restatement of Financial Statements section on page 5.)

Real estate construction loans amount to $82,720,000 as of December 31, 2010. Non-performing real estate construction loans total $10,481,000, which is 12.7 percent of the real estate construction portfolio.

The following table presents information regarding real estate construction loans: (in thousands)

	Non-performing Real Estate Construction Loans
	December 31, 2010 Restated				December 31, 2009
	Balance Outstanding	Non- performing Balance	Impaired Balance	Allowance Allocation	Balance Outstanding	Non- performing Balance	Impaired Balance	Allowance Allocation
Real estate construction loans	$82,720	$10,481	$26,897	$3,177	$133,431	$10,774	$10,774	$407
All loans (1)	$1,112,279	$28,991	$100,241	$28,419	$1,160,379	$29,372	$34,342	$12,333
Real estate construction loans as % of all loans	7.44%	36.15%	26.83%	11.18%	11.50%	36.68%	31.37%	3.30%

(1)	Net of unearned discounts.

The following table presents non-performing and the recent collateral value information on real estate construction loans: (in thousands)

	December 31, 2010 Restated			December 31, 2009
	Non- performing Balance	Total Collateral Value	Loan to Value Ratio	Non- performing Balance	Total Collateral Value	Loan to Value Ratio
Real estate construction loans	$10,481	$14,455	73%	$10,774	$13,140	82%

Real estate construction loans as a percentage of the loan portfolio have decreased since December 31, 2009; however, the non-performing balance of real estate construction loans as a percentage of all non-performing loans has increased from 36.68 percent at December 31, 2009 to 36.15 percent at December 31, 2010. Although the allowance has increased during that same period, it has not increased to the same extent as the increase in non-performing loans. This is a result of the measurement of impairment, and because of the collateral value of the real estate construction portfolio, reserves were not required to reflect the same level of increase as the non-performing loans themselves.

Suffolk recorded a provision for loan losses for the year ended December 31, 2010 of $32,086,000, an increase of $27,811,000 as compared to the year ended December 31, 2009. The total provision recorded for the year ended December 31, 2009 was $4,275,000. During the year ended December 31, 2010, Suffolk recorded $16,051,000 in net loan charge-offs compared to $993,000 for the year ended December 31, 2009. The increase in the provision for loan losses and net charge-offs in 2010 is primarily the result of the prolonged decline in the regional economy, which has resulted in customers who are not able or willing to remain current in their obligations. Suffolk believes that the allowance for loan losses of $28,419,000, or 2.55 percent of total loans at December 31, 2010, was adequate based on its review of overall credit quality indicators and ongoing loan monitoring processes.

Summary of Loan Losses and Allowance for Loan Losses

The allowance for loan losses is determined by continuous analysis of the loan portfolio. That analysis includes changes in the size and composition of the portfolio, historical loan losses, industry-wide losses, current and anticipated economic trends, and details about individual loans. It also includes estimates of the actual value of collateral and other possible sources of repayment. There can be no assurance that the allowance is, in fact, adequate. When a loan, in full or in part, is deemed uncollectible, it is charged against the allowance. This happens when it is well past due and the borrower has not shown the ability or intent to make the loan current, or the borrower does not have enough assets to pay the debt, or the value of the collateral is less than the balance of the loan and not likely to improve soon. Residential real estate, consumer loans, and commercial loans with a balance of less than $250,000 are analyzed as a group and not individually because of the large number of loans, small balances, and historically low losses. In the future, the provision for loan losses may change as a percentage of total loans. The percentage of net charge-offs to average net loans during 2010 was 1.42 percent, compared to 0.09 percent in 2009, and 0.06 percent during 2008. The ratio of the allowance for loan losses to loans, net of discounts, was 2.56 percent at the end of 2010, up from 1.06 percent in 2009 and 0.83 percent in 2008.

A summary of transactions follows: (in thousands)

Year ended December 31,	2010 Restated	2009	2008	2007	2006
Allowance for loan losses, January 1,	$12,333	$9,051	$7,672	$7,551	$9,828

Loans charged-off:
Commercial, financial & agricultural loans	8,501	806	694	133	3,547
Commercial real estate mortgages	2,788	—	—	—	—
Real estate — construction loans	3,548	—	—	—	—
Residential mortgages (1st and 2nd liens)	769	—	—	—	—
Home equity loans	315	—	—	—	—
Consumer loans	317	404	337	48	210
Other loans	—	—	—	—	—

Total Charge-offs	$16,238	$1,210	$1,031	$181	$3,757

Loans recovered after being charged-off	2010 Restated	2009	2008	2007	2006
Commercial, financial & agricultural loans	69	41	155	79	56
Commercial real estate mortgages	—	—	—	—	—
Real estate — construction loans	—	—	—	—	—
Residential mortgages (1st and 2nd liens)	—	—	—	—	—
Home equity loans	—	—	—	—	—
Consumer loans	118	176	234	236	458
Other loans	—	—	—	—	—

Total recoveries	$187	$217	$389	$315	$514

Net loans charged-off (recovered)	16,051	993	642	(134)	3,243
Reclass to Allowance for Contingent Liabilities (1)	51	—	(29)	(390)	—
Provision for loan losses	32,086	4,275	2,050	377	966

Allowance for loan losses, December 31,	$28,419	$12,333	$9,051	$7,672	$7,551

(1)	Prior year amounts not reclassified due to immateriality.

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

As previously reported in the initial Form 10-K as noted above, Suffolk was in the process, as required by the Agreement with the OCC, of reviewing its allowance for loan losses policy which may result in an increase to the allowance.

At the conclusion of completing this review, in August 2011, in consultation with the Audit Committee, Suffolk management determined it was not properly identifying loan losses in the period incurred. This was the result of deficiencies in Suffolk’s internal controls with respect to credit administration and credit risk management, primarily with regard to risk-rating as well as with respect to the timing and recognition of charge-offs, impaired loans, and classified loans. As a result, certain loans should have been considered impaired, charged-off, or classified. See also “Restatement of Financial Statements” on page 5 and Note 1(A) in the audited consolidated financial statements.

The following tables summarize the allowance for loan losses by category for the periods presented: (in thousands)

	Restated	Impaired Allocation 12/31/2010	Remaining Allocation 12/31/2010	Total Allocation 12/31/2010	% of Total
Commercial, financial & agricultural loans		$2,845	$10,981	$13,826	48.6%
Commercial real estate mortgages		5,636	3,590	9,226	32.5%
Real estate construction loans		935	2,242	3,177	11.2%
Residential mortgages (1st and 2nd liens)		—	519	519	1.8%
Home equity loans		—	1,392	1,392	4.9%
Consumer loans		—	279	279	1.0%

Allowance for loan losses		$9,416	$19,003	$28,419	100%

		Impaired Allocation 12/31/2009	Remaining Allocation 12/31/2009	Total Allocation 12/31/2009	% of Total
Commercial, financial & agricultural loans		$1,967	$3,559	$5,526	44.8%
Commercial real estate mortgages		621	3,023	3,644	29.5%
Real estate construction loans		407	851	1,258	10.2%
Residential mortgages (1st and 2nd liens)		—	1,154	1,154	9.4%
Home equity loans		—	280	280	2.3%
Consumer loans		—	471	471	3.8%

Allowance for loan losses		$2,995	$9,338	$12,333	100%

The following table summarizes the allowance for loan losses allocated by loan type: (dollars in thousands)

As of December 31,	2010 Restated	% of Total	2009	% of Total	2008	% of Total	2007	% of Total	2006	% of Total
Commercial, financial & agricultural loans	$13,826	48.6%	$5,421	44.0%	$3,875	42.8%	$3,762	49.0%	$2,852	37.7%
Commercial real estate mortgages	9,226	32.5%	3,644	29.5%	2,780	30.7%	2,264	29.5%	2,139	28.3%
Real estate — construction loans	3,177	11.2%	1,258	10.2%	875	9.7%	542	7.1%	518	6.9%
Residential mortgages (1st and 2nd liens)	519	1.8%	1,154	9.4%	538	5.9%	239	3.1%	190	2.5%
Home equity loans	1,392	4.9%	280	2.3%	436	4.8%	290	3.8%	450	6.0%
Consumer loans	279	1.0%	471	3.8%	384	4.2%	334	4.4%	272	3.6%
Allocated to general pool	—	0.0%	105	0.9%	163	1.9%	241	3.1%	1,130	15.0%

Allowance for loan losses	$28,419	100%	$12,333	100%	$9,051	100%	$7,672	100%	$7,551	100%

Suffolk believes the allowance is adequate to absorb inherent and known losses in the loan portfolio; however the determination of the allowance is inherently subjective, as it requires estimates, all of which may be subject to significant change. When a loan, in full or in part, is deemed uncollectible, it is charged against the allowance. This happens when it is past due and the borrower has not shown the ability or intent to make the loan current, or the borrower does not have enough assets to pay the debt, or the value of the collateral is less than the balance of the loan and not likely to improve soon. In the future, the allowance for loan losses may change as a percentage of total loans. To the extent actual performance differs from management’s estimates, additional provisions for loan losses may be required that would reduce or may substantially reduce earnings in future periods, and no assurances can be given that Suffolk will not sustain loan losses, in any particular period, that are sizable in relation to the allowance for loan losses.

Additional analysis of charged-off loans for the year ended December 31, 2010 is provided below: (in thousands)

	December 31, 2010 Restated
	Non-performing Loans	Impaired Loans (1)	Restructured Loans	Total
Commercial, financial & agricultural loans	$689	$7,746	$66	$8,501
Commercial real estate mortgages	—	111	2,677	2,788
Real estate construction loans	—	3,548	—	3,548
Residential mortgages (1st and 2nd liens)	672	97	—	769
Home equity loans	275	40	—	315
Consumer loans	317	—	—	317

Total Charge-offs	$1,953	$11,542	$2,743	$16,238

(1)	Includes non-perfoming loans.

Net charge-offs for the year ended December 31, 2010 were $16.1 million compared to $993,000 of net charge-offs for the year ended December 31, 2009. The increased charge-offs were realized in all of our loan categories. This increase in charge-offs reflects the deterioration of economic conditions and resulting failure of businesses, devaluation of assets, and negative impact on customers’ ability to service debt. For impaired collateral-dependent loans, which include commercial real estate mortgages and real estate construction loans, charge-offs were the result of new appraisals indicating a collateral deficiency after considering costs to sell.

The following table presents information concerning loan balances and asset quality: (dollars in thousands)

Year ended December 31,	2010 Restated	2009	2008	2007	2006
Loans, net of discounts:
Average	$1,129,917	$1,107,294	$1,021,476	$904,887	$892,588
At end of period	1,112,279	1,160,379	1,093,521	957,281	889,647
Non-performing loans/total loans, net of discounts	2.61%	2.53%	0.45%	0.17%	0.10%
Non-performing assets/total assets (1)	2.16	1.73	0.31	0.11	0.06
Net charge-offs (recoveries)/average net loans at December 31,	1.42	0.09	0.06	(0.01)	0.36
Net charge-offs (recoveries)/net loans at December 31,	1.44	0.09	0.06	(0.01)	0.36
Allowance for loan losses/loans, net of discounts	2.56	1.06	0.83	0.80	0.85

(1)	Non-performing assets include non-performing loans and other real estate owned (“OREO”).

Interest Expense

Interest expense in 2010 was $9,714,000, down 23.3 percent from $12,672,000 the year before, which was down 4.3 percent from $22,237,000 during 2008. Interest expense decreased in 2010 due to decreased rates paid for all interest-bearing liabilities. Most interest was paid for the deposits of individuals, businesses, and various governments and their agencies. The cost of funds of average interest-bearing deposits decreased from 1.09 percent during 2009 to 0.87 percent during 2010. Borrowings include federal funds purchased (short-term lending by other banks), securities sold under agreements to repurchase, and FHLBNY borrowings. The Federal Reserve Bank discount window was available though not used during 2010. Borrowings averaged $93,169,000 during 2010, $131,986,000 during 2009, and $206,878,000 during 2008. (See also Note 17 - “Subsequent Events”)

Deposits

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

Other Income

Other income increased to $11,223,000 during 2010, up 0.9 percent from $11,118,000 during 2009, which was down 24.1 percent from $14,643,000 during 2008. Gain on other real estate owned totaled $310,000 in 2010. There were no gains on other real estate owned in 2009. Service charges on deposit accounts decreased 10.0 percent from 2009 to 2010, and by 3.9 percent from 2008 to 2009. Other service charges were up 7.8 percent and 8.5 percent for the same periods, respectively. Fiduciary fees in 2010 totaled $976,000, down 3.4 percent from 2009 when they amounted to $1,010,000, which was down 30.8 percent from 2008, at $1,460,000. Other operating income decreased by 18.5 percent, mainly attributable to a decrease in the sale of residential mortgage loans to the secondary market. During the fourth quarter of 2010, $11,109,000 of municipal securities was sold at a net gain of $363,000. Net security gains for 2010 totaled $375,000. There were no sales of securities in 2009. Net security gains totaled $3,741,000 in 2008, $3,737,000 of which pertained to the proceeds from the sale of shares issued by Visa, Inc. in connection with its initial public offering. Suffolk’s subsidiary, SCNB, was a member of the former Visa, Inc. payments organization and was issued shares when Visa, Inc. was organized. Approximately 39 percent of those shares were redeemed in connection with the initial public offering. The remaining shares are restricted because of unsettled litigation pending against Visa, Inc. Accordingly, Suffolk has recorded these shares at zero in the accompanying statement of condition.

Other Expense

During 2010, other expense was $50,778,000, up 4.1 percent from 2009 when it was $48,801,000, which was up 14.3 percent from $42,701,000 in 2008. Salaries and employee benefits increased 0.9 percent, and net occupancy expense grew by 6.1 percent. Equipment expense decreased 10.5 percent. The remainder of other operating expense increased 7.1 percent primarily due to increased professional fees associated with collections of delinquent loans, increased costs associated with information technology and appraisal fees. Suffolk anticipates substantial additional expenses associated with meeting the requirements of the Agreement both nonrecurring over the next one to two years and permanent increases thereafter.

In December 2009, SCNB confirmed that an unauthorized intruder accessed certain customers’ log-in information via the computer server hosting SCNB’s Online Banking system. As a result, 8,378 Online Banking customers were affected, amounting to less than 10 percent of SCNB’s total customers. To date, SCNB has found no evidence of any unauthorized access to Online Banking accounts, nor received any reports of unusual activity or reports of financial loss to its customers. Accrued expenses associated with investigation and remediation regarding this event totaled $205,000.

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

The provision for income taxes decreased from $9,830,000, for an effective income tax rate of 30.4 percent in 2009, to a tax benefit of $1,305,000, for an effective income tax benefit 26.4 percent in 2010, primarily as a result of increased charge-offs and increased investments in municipal securities. Bank tax provisions of New York State Article 32 allow banking corporations to exclude from income 60 percent of the dividends it has received from subsidiaries such as a real estate investment trust (“REIT”). On various occasions over the course of a number of years, the tax commissioner of New York State has proposed the elimination of this provision, raising the question for New York State banking corporations as to whether this exclusion would remain in effect. Going forward, Suffolk may not realize the benefits of the exclusion from income of 60 percent of the dividends received from the REIT, resulting in a higher effective state income tax rate.

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

At the parent, Suffolk Bancorp, sources of liquidity included cash and cash equivalents of $2.1 million as of December 31, 2010, and dividends from the Bank. Cash available for distribution of dividends to shareholders of Suffolk is derived primarily from dividends paid by the Bank to Suffolk. Regulatory restrictions limit the amount of dividends that may be paid by the Bank (see Capital Resources). Dividends from the Bank to Suffolk at December 31, 2010, were limited to $35.9 million, which represented the Bank’s net income for 2010 as well as its retained earnings for the previous two years, less dividends paid. Prior approval from regulators is required if the total of all dividends declared by the Bank in any calendar year exceeds this amount. In addition, under the Agreement, the Bank is required to establish a dividend policy that will permit the declaration of a dividend only when the Bank is in compliance with its capital program and with the prior written determination of no supervisory objection by the OCC and the Federal Reserve Bank of New York. In the event that Suffolk expands its current operations, in addition to dividends from the Bank, it will need to rely on its own earnings, additional capital raised, and other borrowings to meet its need for liquidity.

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

The following table reflects the sensitivity of Suffolk’s assets and liabilities at December 31, 2010: (dollars in thousands)

Maturity - Restated	Less than 3 Months	3 to 6 Months	7 to 12 Months	More Than 1 Year	Not Rate Sensitive	Total
Interest-earning assets
Domestic loans (1) (net of unearned discount)	$399,932	$50,534	$102,565	$556,793	$2,455	$1,112,279
Federal Reserve Bank & Federal Home Loan Bank stock (2)	3,531	—	—	652	—	4,183
Investment securities (3)	13,445	34,477	27,935	330,829	—	406,686

Total interest-earning assets	$416,908	$85,011	$130,500	$888,274	$2,455	$1,523,148

Demand deposits and interest-bearing liabilities
Demand deposits (4)	$53,284	$23,284	$46,569	$370,493	$—	$493,630
N.O.W. & money market accounts (5)	245,583	5,350	10,699	85,604	—	347,236
Borrowings	—	—	—	40,000	—	40,000
Interest-bearing deposits (6)	188,480	38,737	27,240	307,430	—	561,887

Total demand deposits & interest-bearing liabilities	$487,347	$67,371	$84,508	$803,527	$—	$1,442,753

Gap	$(70,439)	$17,640	$45,992	$84,747	$2,455	$80,395

Cumulative difference between interest-earning assets and interest-bearing liabilities	$(70,439)	$(52,799)	$(6,807)	$77,940	$80,395

Cumulative difference/total assets	(4.38%)	(3.29%)	(0.42%)	4.85%	5.00%

Footnotes to Interest Rate Sensitivity

(1)	Based on contractual maturity and repricing date, if applicable; projected prepayments and prepayments of principal based on experience.
(2)	FRB and FHLB stock is not considered rate-sensitive.
(3)	Based on contractual maturity, and projected prepayments based on experience.
(4)	Based on experience of historical stable core deposit relationships.
(5)	N.O.W. and money market accounts are assumed to decline over a period of five years.
(6)	Fixed-rate deposits and deposits with fixed pricing intervals are reflected as maturing in the period of contractual maturity. Saving accounts are assumed to decline over a period of five years.

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

The following table illustrates the contractual sensitivity to changes in interest rates of Suffolk’s total loans, net of discounts, not including overdrafts and loans not accruing interest, together totaling $30,563,000 at December 31, 2010: (in thousands)

Interest rate provision - Restated	Due Within 1 Year	After 1 but Before 5 Years	After 5 Years	Total
Predetermined rates	$119,074	$184,848	$34,071	$337,993
Floating or adjustable rates	439,705	288,285	15,733	743,723

Total	$558,779	$473,133	$49,804	$1,081,716

The following table illustrates the contractual sensitivity to changes in interest rates on Suffolk’s commercial, financial, agricultural, and real estate construction loans not including non-accrual loans totaling approximating $16,256,000 at December 31, 2010: (in thousands)

Restated	Due Within 1 Year	After 1 but Before 5 Years	After 5 Years	Total
Commercial, financial & agricultural
Predetermined rates	$31,576	$55,469	$4,186	$91,231
Floating or adjustable rates	134,242	21,727	—	155,969

	$165,818	$77,196	$4,186	$247,200
Real estate construction
Predetermined rates	—	—	—	—
Floating or adjustable rates	73,467	—	—	73,467

	$73,467	$—	$—	$73,467

Total	$239,285	$77,196	$4,186	$320,667

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

Contractual and Off-Balance-Sheet Obligations

Following is a table describing certain liabilities not included in Suffolk’s consolidated statement of condition as well as borrowings and time deposits in the period in which they are due: (in thousands)

Contractual obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Federal Home Loan Bank borrowings	$40,000	$—	$40,000	$—	$—
Time deposits	307,295	254,459	36,666	16,170	—
Operating lease obligations	11,724	1,572	3,173	2,707	4,272
Capital lease obligations	4,517	175	353	379	3,610
Purchase obligations	4,480	1,952	1,096	687	745
Performance and financial letters of credit	24,430	23,832	516	82	—

Total	$392,446	$281,990	$81,804	$20,025	$8,627

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

Capital Resources

Primary capital, including stockholders’ equity, not including the net unrealized gain (loss) on securities available for sale, net of tax, the comprehensive gain (loss) on the unfunded projected benefit obligation of the pension plan, and the allowance for loan losses, amounted to $167,468,000 at year-end 2010, compared to $151,211,000 at year-end 2009 and $132, 882,000 at year-end 2008.

The following table presents Suffolk’s capital ratios and other related ratios for each of the past five years: (dollars in thousands)

	2010 Restated	2009	2008	2007	2006
Primary capital at year-end	$167,468	$151,211	$132,882	$115,810	$120,187
Primary capital at year-end as a percentage of year-end:
Total assets plus allowance for loan losses	10.24%	8.86%	8.35%	7.83%	8.58%
Loans, net of unearned discounts	15.06%	13.03%	12.15%	12.08%	13.48%
Total deposits	11.94%	10.92%	10.92%	10.13%	10.55%

The Board has adopted a policy whereby management will maximize both return on average equity and earnings-per-share, and therefore shareholder value, while maintaining the regulatory capital ratios required to be deemed “well capitalized.” That standard is currently 10 percent Total Risk-Based Capital, 6 percent Tier 1 Capital, and 5 percent Leverage Capital. However, increases in these ratios are currently under public discussion, and are expected to be implemented in the foreseeable future. Accordingly, capital will be allowed to increase to accommodate the standards now anticipated, as well as what an internal analysis indicates is necessary to allow Suffolk to operate with acceptable risk. The Bank is subject to individual minimum capital ratios established by the OCC for the Bank requiring the Bank to maintain a Tier 1 Capital ratio of at least 8.00 percent of adjusted total assets, to maintain a Tier 1 Capital ratio of at least 10.50 percent of risk-weighted assets, and to maintain a Total Risk Based Capital ratio at least equal to 12.00 percent of risk-weighted assets. When capital exceeds that standard meaningfully over what is expected to be required to maintain that standard during the current quarter, shares may be repurchased as they become available at prices that remain accretive to earnings-per-share in transactions under SEC rule 10-b 18 and in private purchases. When capital expected to be required during the current quarter does not exceed the standard, repurchases will not be made. Further, the dividend reinvestment program will automatically follow the same standard, purchasing shares in the market when Suffolk is in the market to repurchase shares, and issuing from the reserve when it is not. There were no repurchases during 2010.

Suffolk measures how effectively it uses capital by two widely accepted performance ratios: return on average assets and return on average equity. The return in 2010 on average assets was 0.37 percent and on average common equity was 4.42 percent, compared to 2009 returns of 1.36 percent and 18.30 percent, respectively.

All dividends must conform to applicable statutory requirements. Suffolk Bancorp’s ability to pay dividends depends on Suffolk County National Bank’s ability to pay dividends. Under 12 USC 56-9, a national bank may not pay a dividend on its common stock if the dividend would exceed net undivided profits then on hand. Further, under 12 USC 60, a national bank must obtain prior approval from the Office of the Comptroller of the Currency to pay dividends on either common or preferred stock that would exceed the bank’s net profits for the current year combined with retained net profits (net profits minus dividends paid during that period) of the prior two years. The amount the Bank currently has available to pay dividends is approximately $35,925,000. The ability of the Bank to pay dividends to Suffolk is subject to certain regulatory restrictions. Generally, dividends declared in a given year by a national bank are limited to its net profit, as defined by regulatory agencies, for that year, combined with its retained net income for the preceding two years, less any required transfer to surplus or to fund for the retirement of any preferred stock of which the Bank has none as of December 31, 2010. A national bank also may not pay dividends in an amount greater than its undivided profits, and a national bank may not declare any dividends if such declaration would leave the bank inadequately capitalized. In addition, under the Agreement the Bank is required to establish a dividend policy that will permit the declaration of a dividend only when the Bank is in compliance with its capital program and with the prior written determination of no supervisory objection by the OCC. Therefore, the ability of the Bank to declare dividends will depend on its future net income and capital requirements and the prior approval of the OCC and Federal Reserve Bank of New York.

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

Risk-Based Capital and Leverage Guidelines

The Federal Reserve Bank’s risk-based capital guidelines call for bank holding companies to require minimum ratios of capital to risk-weighted assets, which include certain off-balance-sheet activities, such as standby letters of credit. The guidelines define capital as being “core,” or “Tier 1” capital, which includes common stockholders’ equity; a limited amount of perpetual preferred stock; minority interest in unconsolidated subsidiaries, less goodwill; or “supplementary” or “Tier 2” capital, which includes subordinated debt, redeemable preferred stock, and a limited amount of the allowance for loan losses. All bank holding companies must meet a minimum ratio of total qualifying capital to risk-weighted assets of 8.00 percent, of which at least 4.00 percent should be in the form of Tier 1 capital. Suffolk’s ratios of core capital and total qualifying capital (core capital plus Tier 2 capital) to risk-weighted assets were 11.36 percent and 12.62 percent, respectively. The Bank is also subject to individual minimum capital ratios established by the OCC requiring the Bank to maintain a Tier 1 capital ratio of at least equal to 8.00 percent of adjusted total assets, to maintain a Tier 1 capital ratio at least equal to 10.50 percent of risk-weighted assets, and to maintain a total risk based capital ratio at least equal to 12.00 percent of risk-weighted assets. At December 31, 2010, the Bank met all three capital ratios as our Tier 1 capital ratio was 8.12 percent of adjusted total assets, Tier 1 capital ratio was 11.17 percent of risk-weighted assets, and our Total Risk Based capital ratio was 12.43 percent of risk-weighted assets.

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

In July 2010, the FASB issued ASU No. 2010-20 which amends the authoritative accounting guidance under ASC Topic 310, “Receivables.” The update amends existing disclosures about an entity’s financing receivables on a disaggregated basis to require: 1) a roll-forward schedule of the allowance for credit losses from the beginning of the reporting period to the end of the reporting period on a portfolio segment basis, with the ending balance further disaggregated on the basis of impairment method; 2) for each disaggregated ending balance in item 1) above, the related recorded investment in financing receivables; 3) the non-accrual status of financing receivables by class of financing receivables; and 4) impaired financing receivables by class of financing receivables. In addition, the amendments require an entity to provide the following additional disclosures about its financing receivables: 1) credit quality indicators of financing receivables at the end of the reporting period by class of financing receivables; 2) the aging of past due financing receivables at the end of the reporting period by class of financing receivables; 3) the nature and extent of troubled debt restructurings that occurred during the period by class of financing receivables and their effect on the allowance for credit losses; 4) the nature and extent of financing receivables modified as troubled debt restructurings within the previous 12 months that defaulted during the reporting period by class of financing receivables and their effect on the allowance for credit losses; and 5) significant purchases and sales of financing receivables during the reporting period disaggregated by portfolio segment. The disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning after December 15, 2010. Suffolk does not expect the provisions of this update to have a material effect on its results of operations or financial condition.

In January 2011, the FASB issued ASU No. 2011-01, which temporarily delays the effective date of the required disclosures about troubled debt restructurings contained in ASU No. 2010-20. The delay is intended to allow the FASB additional time to deliberate what constitutes a troubled debt restructuring. All other amendments contained in ASU No. 2010-20 are effective as issued. Adoption of this update did not have a material effect on Suffolk’s results of operations or financial condition.

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

Business Risks and Uncertainties

This annual report contains some statements that look to the future. These may include remarks about Suffolk Bancorp, the banking industry, and the economy in general, expectations of the business environment in which Suffolk operates, projections of future performance, and potential future credit experience. These forward-looking statements are based upon current management expectations, and may, therefore, involve risks and uncertainties that cannot be predicted or quantified and are beyond Suffolk’s control and are subject to a variety of uncertainties that could cause future results to vary materially from Suffolk’s historical performance, or from current expectations. Factors affecting Suffolk Bancorp include particularly, but are not limited to: changes in interest rates; increases or decreases in retail and commercial economic activity in Suffolk’s market area; variations in the ability and propensity of consumers and businesses to borrow, repay, or deposit money, or to use other banking and financial services; results of regulatory examinations; any failure by us to comply with our written agreement with the OCC or the individual minimum capital ratios for the Bank established by the OCC; the cost of compliance with the Agreement; failure by us to achieve and maintain effective internal controls over financial reporting; and the potential that net loan charge-offs are higher than expected. Further, it could take Suffolk longer than anticipated to implement its strategic plans to increase revenue and manage non-interest expense, or it may not be possible to implement those plans at all. Finally, regulation or accounting standards may require Suffolk to change its practices in ways that materially change the results of operations.

SUFFOLK BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CONDITION

(in thousands except for share data)

	December 31,
	2010	2009
ASSETS	(Restated)
Cash and Due from Banks	$41,149	$37,007
Federal Reserve Bank Stock	652	652
Federal Home Loan Bank Stock	3,531	8,346
Investment Securities:
Available for Sale, at Fair Value	396,670	437,000
Held to Maturity (Fair Value of $10,703 and $10,096, respectively)
Obligations of States and Political Subdivisions	9,936	9,243
Other Securities	80	100

Total Investment Securities	406,686	446,343
Total Loans	1,112,307	1,160,410
Less: Unearned Discounts	28	31
Allowance for Loan Losses	28,419	12,333

Net Loans	1,083,860	1,148,046
Premises and Equipment, Net	25,548	23,346
Other Real Estate Owned, Net	5,719	—
Accrued Interest and Loan Fees Receivable	7,025	7,843
Goodwill	814	814
Other Assets	31,883	22,099

TOTAL ASSETS	$1,606,867	$1,694,496

LIABILITIES & STOCKHOLDERS’ EQUITY
Demand Deposits	$493,630	$487,648
Saving, N.O.W., and Money Market Deposits	601,828	578,551
Time Certificates of $100,000 or more	210,096	214,771
Other Time Deposits	97,199	104,308

Total Deposits	1,402,753	1,385,278
Federal Home Loan Bank Borrowings	40,000	150,800
Dividend Payable on Common Stock	1,454	2,115
Accrued Interest Payable	591	829
Other Liabilities	25,249	18,303

TOTAL LIABILITIES	1,470,047	1,557,325

Commitments and Contingent Liabilities
STOCKHOLDERS’ EQUITY
Common Stock (par value $2.50; 15,000,000 shares authorized, 9,692,312 and 9,615,494 shares outstanding at December 31, 2010 & 2009, respectively)	34,236	34,031
Surplus	23,368	21,685
Retained Earnings	91,450	93,154
Treasury Stock at Par (4,002,158 shares and 3,996,878 shares, respectively)	(10,005)	(9,992)
Accumulated Other Comprehensive Loss, Net of Tax	(2,229)	(1,707)

TOTAL STOCKHOLDERS’ EQUITY	136,820	137,171

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$1,606,867	$1,694,496

See accompanying notes to consolidated financial statements.

SUFFOLK BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands except for share and per-share data)

	For the Years ended December 31,
	2010	2009	2008
INTEREST INCOME	(Restated)
Federal Funds Sold and Interest Due from Banks	$28	$51	$314
United States Treasury Securities	284	364	399
Obligations of States and Political Subdivisions (tax exempt)	7,313	6,580	5,766
Obligations of States and Political Subdivisions (taxable)	494	507	537
Mortgage-Backed Securities	7,728	7,546	7,926
U.S. Government Agency Obligations	769	2,057	3,663
Corporate Bonds and Other Securities	399	434	482
Loans and Loan Fees	69,291	69,469	69,370

Total Interest Income	86,306	87,008	88,457
INTEREST EXPENSE
Saving, N.O.W., and Money Market Deposits	3,340	3,630	6,334
Time Certificates of $100,000 or more	2,915	3,537	5,344
Other Time Deposits	1,789	2,531	4,507
Federal Funds Purchased and Repurchase Agreements	3	120	1,417
Interest on Borrowings	1,667	2,854	4,635

Total Interest Expense	9,714	12,672	22,237
Net Interest Income	76,592	74,336	66,220
Provision for Loan Losses	32,086	4,275	2,050

Net Interest Income After Provision for Loan Losses	44,506	70,061	64,170
OTHER INCOME
Service Charges on Deposit Accounts	4,806	5,341	5,558
Other Service Charges, Commissions & Fees	3,565	3,306	3,046
Fiduciary Fees	976	1,010	1,460
Gain on Other Real Estate Owned	310	—	—
Other Operating Income	1,191	1,461	838
Net Gain on Sale of Securities Available for Sale	375	—	3,741

Total Other Income	11,223	11,118	14,643
OTHER EXPENSE
Salaries & Employee Benefits	28,518	28,267	25,646
Net Occupancy Expense	5,399	5,088	4,649
Equipment Expense	2,050	2,291	2,146
Outside Services	2,631	2,865	2,275
FDIC Assessments	2,751	2,717	486
OREO Expense	882	—	—
Other Operating Expense	8,547	7,573	7,499

Total Other Expense	50,778	48,801	42,701
Income Before Income Taxes	4,951	32,378	36,112
(Benefit) Provision for Income Taxes	(1,305)	9,830	11,424

NET INCOME	$6,256	$22,548	$24,688

Average: Common Shares Outstanding	9,658,534	9,602,802	9,580,025
Dilutive Stock Options	4,447	18,175	21,970

Average Total Common Shares and Dilutive Options	9,662,981	9,620,977	9,601,995
EARNINGS PER COMMON SHARE
Basic	$0.65	$2.35	$2.58
Diluted	$0.65	$2.34	$2.57

See accompanying notes to consolidated financial statements.

SUFFOLK BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands)

	Common Stock	Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss) Net of Tax	Total	Compre- hensive Income
Balance,
December 31, 2007	$33,911	$20,172	$63,939	$(9,884)	$843	$108,981
Remeasurement of Post-retirement
Obligation Under FAS 158			157			157
Remeasurement of Pension
Obligation Under FAS 158			(118)			(118)
Balance,
January 1, 2008 as revised	$33,911	$20,172	$63,978	$(9,884)	$843	$109,020
Net Income	—	—	24,688	—	—	24,688	$24,688
Dividend - Cash	—	—	(8,426)	—	—	(8,426)
Purchase of
Treasury Stock	—	—	(1,148)	(105)	—	(1,253)
Stock Option Expense	—	182	—	—	—	182
Stock Dividend Reinvestment	35	428	—	—	—	463
Net Change in Unrealized Gain on
Securities Available for Sale	—	—	—	—	(3,603)	(3,603)	(3,603)
Other Comprehensive Loss on
Pension Projected Benefit Obligation	—	—	—	—	(8,670)	(8,670)	(8,670)

Comprehensive Income							$12,415

Balance,
December 31, 2008	$33,946	$20,782	$79,092	$(9,989)	$(11,430)	$112,401
Net Income	—	—	22,548	—	—	22,548	$22,548
Dividend - Cash	—	—	(8,451)	—	—	(8,451)
Stock Option Expense	—	140	—	—	—	140
Stock Appreciation
Rights and Stock Options Exercised	7	32	(36)	(3)	—	—
Stock Dividend Reinvestment, net	78	732	—	—	—	810
Net Change in Unrealized Gain on
Securities Available for Sale	—	—	—	—	7,307	7,307	7,307
Other Comprehensive Gain on
Pension and Post-retirement Plan
Projected Benefit Obligation	—	—	—	—	2,416	2,416	2,416

Comprehensive Income							$32,271

Balance,
December 31, 2009	$34,031	$21,686	$93,153	$(9,992)	$(1,707)	$137,171
Net Income (Restated)	—	—	6,256	—	—	6,256	$6,256
Dividend - Cash	—	—	(7,825)	—	—	(7,825)
Stock Option Expense	—	8	—	—	—	8
Stock Appreciation
Rights and Stock Options Exercised	69	339	(134)	(13)	—	261
Stock Dividend Reinvestment, net	136	1,335	—	—	—	1,471
Net Change in Unrealized Gain on
Securities Available for Sale	—	—	—	—	1,899	1,899	1,899
Other Comprehensive Gain on Pension and Post-retirement Plan Projected Benefit Obligation	—	—	—	—	(2,421)	(2,421)	(2,421)

Comprehensive Income (Restated)							$5,734

Balance,
December 31, 2010 (Restated)	$34,236	$23,368	$91,450	$(10,005)	$(2,229)	$136,820

See accompanying notes to consolidated financial statements.

SUFFOLK BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Years ended December 31,
	2010	2009	2008
	Restated
NET INCOME	$6,256	$22,548	$24,688
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH
CASH FLOWS FROM OPERATING ACTIVITIES
Provision for Loan Losses	32,086	4,275	2,050
Depreciation and Amortization	2,535	2,555	2,469
Stock Option Expense	8	140	182
Accretion of Discounts	(170)	(234)	(317)
Amortization of Premiums	3,027	1,684	896
Decrease (Increase) in Accrued Interest and Loan Fees Receivable	818	(181)	317
(Increase) Decrease in Other Assets	(5,812)	(10,530)	731
Decrease in Accrued Interest Payable	(238)	(1,415)	(3)
(Decrease) Increase in Income Taxes Payable	(3,677)	(17)	682
Gain on Other Real Estate Owned	(310)	—	—
Increase in Other Liabilities	280	16	1,701
Net Gain on Sale of Securities	(375)	—	(3,741)

Net Cash Provided by Operating Activities	34,428	18,841	29,655

CASH FLOWS FROM INVESTING ACTIVITIES
Principal Payments on Investment Securities	33,574	33,258	35,382
Proceeds from Sale of Investment Securities; Available for Sale	12,500	—	3,741
Maturities of Investment Securities; Available for Sale	22,200	112,500	47,200
Purchases of Investment Securities; Available for Sale	(27,220)	(189,541)	(78,809)
Maturities of Investment Securities; Held to Maturity	6,973	11,421	2,326
Purchases of Investment Securities; Held to Maturity	(2,838)	(7,380)	(7,104)
Loan (Disbursements) and Repayments, Net	26,497	(67,630)	(137,481)
Purchases of Premises and Equipment, Net	(1,892)	(3,161)	(3,065)

Net Cash Provided by (Used in) Investing Activities	69,794	(110,533)	(137,810)

CASH FLOWS FROM FINANCING ACTIVITIES
Net Increase in Deposit Accounts	17,475	168,841	73,063
Short-Term Borrowings and Repayments, Net	(110,800)	(74,020)	26,500
Dividends Paid to Shareholders	(8,487)	(8,443)	(8,439)
Stock Dividend Reinvestment, Net	1,471	809	463
Stock Options and Stock Appreciation Rights Exercised	261	—	—
Treasury Shares Acquired	—	—	(1,253)

Net Cash (Used in) Provided by Financing Activities	(100,080)	87,187	90,334

Net Increase (Decrease) in Cash and Cash Equivalents	4,142	(4,505)	(17,821)
Cash and Cash Equivalents Beginning of Year	37,007	41,512	59,333

Cash and Cash Equivalents End of Year	$41,149	$37,007	$41,512

Supplemental Disclosure of Cash Flow Information
Cash Received During the Year for Interest	$86,885	$86,826	$88,775

Cash Paid During the Year for:
Interest	$9,952	$14,087	$22,241
Income Taxes	9,670	11,537	12,638

Total Cash Paid During Year for Interest & Income Taxes	$19,622	$25,624	$34,879

Non-Cash Investing and Financing:
(Increase) Decrease in Market Value of Investments	$(3,198)	$(12,303)	$6,086
(Decrease) Increase in Deferred Tax Asset Related to
Market Value of Investments Available for Sale	(1,299)	(4,996)	2,482
Dividends Declared But Not Paid	1,454	2,115	2,108
Stock Options and Stock Appreciation Rights Exercised for Stock	20	39	—
Transfer from loans to other real estate owned	5,719	—	—

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

Suffolk takes into account applicable guidance under GAAP, including particularly “ASC 855 - Subsequent Events,” given the timing of the filing of this document. Under this statement, subsequent events are defined as events or transactions that occur after the balance sheet date but before financial statements are issued or are available to be issued. This statement requires that entities recognize in the financial statements the effects of all subsequent events that provide additional evidence about conditions that existed as of the balance sheet date, including any estimates underlying the financial statements. The entity should not recognize subsequent events that provide evidence about conditions that arose after the balance sheet date, but should disclose those events which are so important that nondisclosure would make the financial statements misleading.

(A) Restatement of Consolidated Financial Statements — In August 2011, in consultation with the Audit Committee, Suffolk management determined it was not properly identifying loan losses in the period incurred. This was the result of deficiencies in Suffolk’s internal controls with respect to credit administration and credit risk management, primarily with regard to risk-rating as well as with respect to the timing and recognition of charge-offs, impaired loans, and classified loans. As a result, certain loans should have been considered impaired, charged-off, or classified. Furthermore in 2011, management re-evaluated the accounting treatment for the recognition of gains on assets received in loan settlements classified as other real estate owned (“OREO”) and, accordingly, restated for the effects thereof to previously issued financial statements as of and for the quarter and year ended December 31, 2010. Consequently, Suffolk overstated loans, net; understated the allowance for loan losses; understated the provision for loan losses; overstated other real estate owned and other liabilities, understated gain on other real estate owned; overstated net income and earnings-per-common share; understated other assets; and overstated the capital ratios. The tables below detail the restated financial statement line items and Suffolk’s regulatory capital ratios. See Note 4 on page 42.

The effects of the restatement by line item and the effects on the capital ratios for the periods presented in this Amendment No. 1 to its Annual Report on Form 10-K follow:

Effect on Consolidated Statements of Condition

	December 31, 2010
	As Previously Reported	As Restated	Effect of Change
Total loans	$1,120,318	$1,112,307	$(8,011)
Allowance for loan losses	21,288	28,419	7,131
Other real estate owned, net	7,549	5,719	(1,830)
Other assets	26,238	31,883	5,645
Total assets	1,618,194	1,606,867	(11,327)
Other liabilities	27,812	25,249	(2,563)
Retained earnings	100,214	91,450	(8,764)
Total stockholders’ equity	145,584	136,820	(8,764)
Total liabilities & stockholders’ equity	1,618,194	1,606,867	(11,327)

Effect on Consolidated Statements of Income

	Three Months Ended December 31, 2010 (Unaudited)
	As Previously Reported	As Restated	Effect of Change
Provision for loan losses	$2,500	$5,537	$3,037
Net interest income after provision for loan losses	16,135	13,098	(3,037)
Gain on other real estate owned	—	310	310
Total other income	3,116	3,426	310
Other operating expense	943	621	(322)
Total other expense	13,797	13,475	(322)
Income before income taxes	5,454	3,049	(2,405)
Provision (benefit) for income taxes	1,446	(20)	(1,466)
Net income	4,008	3,069	(939)

Earnings per common share
Basic	$0.41	$0.32	$(0.09)
Diluted	$0.41	$0.32	$(0.09)

Effect on Consolidated Statements of Income

	Year Ended December 31, 2010
	As Previously Reported	As Restated	Effect of Change
Provision for loan losses	$16,945	$32,086	$15,141
Net interest income after provision for loan losses	59,647	44,506	(15,141)
Gain on other real estate owned	—	310	310
Total other income	10,913	11,223	310
Other operating expense	8,869	8,547	(322)
Total other expense	51,100	50,778	(322)
Income before income taxes	19,460	4,951	(14,509)
Provision (benefit) for income taxes	4,440	(1,305)	(5,745)
Net income	15,020	6,256	(8,764)

Earnings per common share
Basic	$1.56	$0.65	$(0.91)
Diluted	$1.55	$0.65	$(0.90)

Effect on Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income

	Year Ended December 31, 2010
	As Previously Reported	As Restated	Effect of Change
Net income	$15,020	$6,256	$(8,764)
Total comprehensive income	14,498	5,734	(8,764)
Retained earnings	100,214	91,450	(8,764)

Effect on Consolidated Statements of Cash Flows

	Year Ended December 31, 2010
	As Previously Reported	As Restated	Effect of Change
Net income	$15,020	$6,256	$(8,764)
Provision for loan losses	16,945	$32,086	15,141
(Increase) decrease in other assets	(3,013)	(5,812)	(2,799)
(Decrease) increase in income taxes payable	(1,140)	(3,677)	(2,537)
Gain on other real estate owned	—	310	310
Increase in other liabilities	2,841	280	(2,561)
Net cash provided by operating activities	36,258	34,428	(1,830)
Loan (disbursements) and repayments, net	24,667	26,497	1,830
Net cash provided by investing activities	67,964	69,794	1,830
Cash and cash equivalents	41,149	41,149	—

Effect on Suffolk’s Capital Ratios

	December 31, 2010
	As Previously Reported	As Restated	Effect of Change
Tier 1 Leverage Ratio	8.79%	8.26%	-0.53%
Tier 1 Risk-based Capital Ratio	11.96%	11.36%	-0.60%
Total Risk-based Capital Ratio	13.22%	12.62%	-0.60%

(B) Consolidation — The consolidated financial statements include the accounts of Suffolk and its wholly owned subsidiary, Suffolk County National Bank (the “Bank”). In 1998, the Bank formed a Real Estate Investment Trust named Suffolk Green-way, Inc. In 2004, the Bank formed an insurance agency named SCNB Financial Services, Inc. All inter-company transactions and balances have been eliminated in consolidation.

(C) Investment Securities — Suffolk reports debt securities and mortgage-backed securities in one of the following categories: (i) “held to maturity” (management has the intent and ability to hold to maturity), which are to be reported at amortized cost; (ii) “trading” (held for current resale), which are to be reported at fair value, with unrealized gains and losses included in earnings; and (iii) “available for sale” (all other debt securities and mortgage-backed securities), which are to be reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders’ equity. Accordingly, Suffolk classified all of its holdings of debt securities and mortgage-backed securities as either “held to maturity” or “available for sale.” At the time a security is purchased, a determination is made as to the appropriate classification.

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

(D) Loans and Loan Interest Income Recognition — Loans are stated at the principal amount outstanding. Interest on loans not made on a discounted basis is credited to income, based upon the principal amount outstanding during the period. Unearned discounts on installment loans are credited to income using methods that result in a level yield. Recognition of interest income is discontinued when reasonable doubt exists as to whether interest due can be collected. Loans generally no longer accrue interest when 90 days past due. When a loan is placed on non-accrual status, all interest previously accrued in the current year, but not collected, is reversed against current-year interest income. Loans start accruing interest again when they become current as to principal and interest, and when, in the opinion of management, the loans can be collected in full.

(E) Allowance for Loan Losses — The allowance for loan losses is determined by continuous analysis of the loan portfolio. That analysis includes changes in the size and composition of the portfolio, Suffolk’s own historical loan losses, current and anticipated economic trends, and details about individual loans. It also includes estimates of the actual value of collateral, other possible sources of repayment and estimates that are susceptible to significant changes due to changes in appraisal values of collateral, national and regional economic conditions and other factors. Loans in the commercial, commercial real estate, and construction portfolio segments are evaluated individually for impairment. The loans in the remaining categories consist of loans with smaller balances, which are evaluated as a homogeneous pool. In assessing the adequacy of the allowance, Suffolk reviews its loan portfolio by separate categories which have similar risk and collateral characteristics; e.g. commercial loans, commercial real estate, construction loans, residential mortgages, home equity loans, and consumer loans. Management conducts a monthly analysis of the loan portfolio which evaluates any loan designated as having a high risk profile including, but not limited to, loans classified as “Substandard” or “Doubtful” as defined by regulation, loans criticized internally or designated as “Special Mention,” delinquencies, expirations, overdrafts, loans to customers having experienced recent operating losses and loans identified by management as impaired. The analysis is performed to determine the amount of the allowance which would be adequate to absorb probable losses contained in the loan portfolio. The analytical process is regularly reviewed and adjustments may be made based on the assessments of internal and external influences on credit quality. Regulatory examiners may require the Bank to add to the allowance based upon their judgment of information available to them at the time of their examination.

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

Impaired loans which have been identified individually are segregated and reviewed separately. Impaired loans secured by collateral are reviewed based on their collateral and the estimated time required to recover Suffolk’s investment in the loan as well as the cost of doing so, and the estimate of the recovery. Reserves are allocated to impaired loans based on this review. The allocated reserve is an estimation of losses specific to individual impaired loans. Allocated reserves are established based on an analysis of the most probable sources of repayment and liquidation of collateral. Reserves allocated to impaired loans were $9.4 million and $3.0 million as of December 31, 2010 and December 31, 2009, respectively. While every non-performing loan is evaluated individually, not every loan requires an allocated reserve. Allocated reserves fluctuate based on changes in the underlying loans, anticipated sources of repayment, and charge-offs.

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

(F) Premises and Equipment — Premises and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation is calculated by the declining-balance or straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized using the straight-line method over the term of the lease or the estimated life of the asset, whichever is shorter. The Bank periodically evaluates impairment of long-lived assets to be held and used or to be disposed of by sale. There was no impairment of long-lived assets as of December 31, 2010 and 2009, respectively.

(G) Other Real Estate Owned — Property acquired through foreclosure (other real estate owned or “OREO”), is stated at fair value less selling costs. Losses arising at the time of the acquisition of property are charged against the allowance for loan losses. Any additional write-downs to the carrying value of these assets that may be required, as well as the cost of maintaining and operating these foreclosed properties, are charged to expense. Additional write-downs are recorded in a valuation reserve account that is maintained asset by asset. The carrying value of OREO at December 31, 2010, was $5,719,000. See Note 1 (A) above.

(H) Goodwill — Through December 31, 2001, goodwill was amortized on a straight-line basis over a period of ten years. On January 1, 2002, the Bank ceased amortizing goodwill and, instead, tests goodwill for impairment annually on December 31st or when there is a circumstance that would indicate the need to evaluate between annual tests. No such circumstances occurred in 2010. Based on these tests, there was no impairment of goodwill as of December 31, 2010 and 2009.

(I) Allowance for Contingent Liabilities — The balance of the allowance for contingent liabilities is determined by management’s estimate of the amount of financial risk in outstanding loan commitments and contingent liabilities such as performance and financial letters of credit. The allowance for contingent liabilities was $368,000 and $419,000 as of December 31, 2010 and 2009, respectively.

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

(J) Income Taxes — Suffolk uses an asset and liability approach to accounting for income taxes. The asset and liability approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. Deferred tax assets are recognized if it is more likely than not that a future benefit will be realized. It is management’s position that no valuation allowance is necessary against any of Suffolk’s deferred tax assets.

Suffolk accounts for income taxes in accordance with FASB ASC 740, “Income Taxes,” which prescribes the recognition and measurement criteria related to tax positions taken or expected to be taken in a tax return.

(K) Summary of Retirement Benefits Accounting — Suffolk’s retirement plan is noncontributory and covers substantially all eligible employees. The plan conforms to the provisions of the Employee Retirement Income Security Act of 1974, as amended, and the Pension Protection Act of 2006, which requires certain funding rules for defined benefit plans. Suffolk’s policy is to accrue for all pension costs and to fund the maximum amount allowable for tax purposes. Actuarial gains and losses that arise from changes in assumptions concerning future events are amortized over a period that reflects the long-term nature of pension expense used in estimating pension costs.

Suffolk accounts for its retirement plan in accordance with FASB ASC 715, “Compensation – Retirement Benefits” and FASB ASC 960, “Plan Accounting – Defined Benefit Pension Plans,” which require an employer that is a business entity and sponsors one or more single-employer defined benefit plans to recognize the funded status of a benefit plan in its statement of financial position; recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost; measure defined benefit plan assets and obligation as of the date of fiscal year-end statement of financial position (with limited exceptions); and disclose in the notes to financial statements additional information about certain effects of net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset and obligation. Plan assets and benefit obligations shall be measured as of the date of its statement of financial position and in determining the amount of net periodic benefit cost. The codification also requires an employer to use the same date for the measurement of plan assets as for the statement of condition, and provides for either of two methods to make the transition. Suffolk has chosen to re-measure the obligations of the plan as of the beginning of fiscal year 2008. Under this method, 2008 net periodic pension expense was determined using the market value of plan assets and liabilities as of January 1, 2008. Accordingly, in 2008, Suffolk recorded a decrease to prepaid pension cost of $1,297,000, a debit adjustment to opening retained earnings in the amount of $118,000, and a debit adjustment to accumulated other comprehensive loss in the amount of $1,140,000.

Suffolk accrues for post-retirement benefits other than pensions by accruing the cost of providing those benefits to an employee during the years that the employee serves. The re-measurement of the post-retirement plan resulted in a credit to the 2008 opening retained earnings in the amount of $157,000.

(L) Cash and Cash Equivalents — For purposes of the consolidated statement of cash flows, cash and due from banks, and federal funds sold are considered to be cash equivalents. Generally, federal funds are sold for one-day periods.

(M) Stock-Based Compensation — At December 31, 2010, the Bank had one stock-based employee compensation plan, which is more fully described in Note 8. Stock-based compensation for all share-based payments to employees, including grants of employee stock options, are recognized in the financial statements based on their fair values.

During 2010, 2009, and 2008, $5,000, $83,000, and $108,000 of compensation expense, net of a tax benefit of $3,000, $57,000, and $74,000, respectively, was recorded for stock-based compensation. As of December 31, 2010, there was no unrecognized compensation cost, net of estimated forfeitures, related to non-vested options under the stock-based employee compensation plan.

(N) Treasury Stock — The balance of treasury stock is computed at par value. The excess cost over par is subtracted from undivided profits.

(O) Earnings-per-share — Basic earnings-per-share are computed by dividing net income by the number of weighted-average shares outstanding during the period. Diluted earnings-per-share reflect the dilution that would occur if stock options were exercised in return for common stock that would then share in Suffolk’s earnings. It is computed by dividing net income by the sum of the weighted-average number of common shares outstanding and the weighted-average number of stock options exercisable during the period. Suffolk has no other securities that could be converted into common stock, nor any contracts that would result in the issuance of common stock.

(P) Comprehensive Income — Comprehensive income includes net income and all other changes in equity during a period except those resulting from investments by owners and distributions to owners. Other comprehensive income includes revenues, expenses, gains, and losses that under generally accepted accounting principles are included in comprehensive income but excluded from net income. Comprehensive income and accumulated other comprehensive income are reported net of related income taxes. Accumulated other comprehensive income for the Bank consists of unrealized holding gains or losses on securities available for sale, and gains or losses on the unfunded projected benefit obligation of the pension plan.

The following table summarizes comprehensive income: (in thousands)

	December 31, 2010			December 31, 2009			December 31, 2008
	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
Unrealized gains (losses) on investment securities	$3,573	$(1,451)	$2,122	$12,303	$(4,996)	$7,307	$(6,086)	$2,483	$(3,603)
Unrealized holding gains (loss) arising during period	—	—	—	—	—	—	—	—	—
Less reclassification adjustment for gains (losses) realized in net income	(375)	152	(223)	—	—	—	—	—	—

Unrealized gains (losses) on investment securities (1)	$3,198	$(1,299)	$1,899	$12,303	$(4,996)	$7,307	$(6,086)	$2,483	$(3,603)
Gains (losses) on pension and Post-retirement plan projected benefit obligations	(4,077)	1,656	(2,421)	4,052	(1,636)	2,416	(14,799)	6,010	(8,671)

Adjusted other comprehensive income (loss), net	$(879)	$357	$(522)	$16,355	$(6,632)	$9,723	$(20,885)	$8,493	$(12,274)

(1)	Excludes realized securities gains, during 2008, from the sale of Visa shares with a zero basis.

The following table summarizes the changes in accumulated other comprehensive income (loss): (in thousands)

For the period ended:	December 31, 2010	December 31, 2009
Balance January 1,	$(1,707)	$(11,430)
Net Change in Unrealized Gain on Investment Securities - net of tax	2,122	7,307
Reclassification of gains on sales of securities recognized, net of tax	(223)	—
Projected Benefit Obligation	(2,421)	2,416

Total Accumulated Other Comprehensive Loss	$(2,229)	$(1,707)

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

(Q) Segment Reporting — FASB ASC 28, “Segment Reporting,” requires that public companies report certain information about operating segments. It also requires that public companies report certain information about their products and services, the geographic areas in which they operate, and their major customers. Suffolk is a regional bank, which offers a wide array of products and services to its customers. Pursuant to its banking strategy, emphasis is placed on building relationships with its customers, as opposed to building specific lines of business. As a result, at December 31, 2010, 2009 and 2008, Suffolk, the only reportable segment, is not organized around discernible lines of business and prefers to work as an integrated unit to customize solutions for its customers, with business line emphasis and product offerings changing over time as needs and demands change.

(R) Fair Value Measurements — Fair value measurement is determined based on the assumptions that market participants would use in pricing the asset or liability in an exchange. The definition of fair value includes the exchange price, which is the price in an orderly transaction between market participants to sell an asset or transfer a liability in the principal market for the asset or liability. Market participant assumptions include assumptions about risk, the risk inherent in a particular valuation technique used to measure fair value, and/or the risk inherent in the inputs to the valuation technique, as well as the effect of credit risk on the fair value of liabilities

(S) Reclassification of Prior Year Consolidated Financial Statements — Certain reclassifications have been made to the prior year’s consolidated financial statements that conform to the current year’s presentation. Such reclassifications had no impact on net income.

Note 2 — Investment Securities

The amortized cost, estimated fair values, and gross unrealized gains and losses of Suffolk’s investment securities available for sale and held to maturity at December 31, 2010 and 2009 were: (in thousands)

	2010				2009
	Amortized Cost	Estimated Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Amortized Cost	Estimated Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
Available for sale:
U.S. Treasury securities	$8,014	$8,102	$88	$—	$8,016	$8,318	$302	$—
U.S. government agency debt	22,196	22,495	299	—	42,607	43,205	598	—
Collateralized mortgage obligations	157,179	162,323	6,627	(1,483)	192,143	192,393	4,026	(3,776)
Mortgage-backed securities	452	510	58	—	546	599	53	—
Obligations of states and political subdivisions	196,578	203,240	7,511	(849)	184,636	192,485	8,304	(455)

Balance at end of year	384,419	396,670	14,583	(2,332)	427,948	437,000	13,283	(4,231)

Held to maturity:
Obligations of states and political subdivisions	9,936	10,623	695	(8)	9,243	9,996	755	(2)
Other securities	80	80	—	—	100	100	—	—

Balance at end of year	10,016	10,703	695	(8)	9,343	10,096	755	(2)

Total investment securities	$394,435	$407,373	$15,278	$(2,340)	$437,291	$447,096	$14,038	$(4,233)

The amortized cost, maturities, and approximate fair value of Suffolk’s investment securities at December 31, 2010 are as follows: (in thousands)

	Available for Sale						Held to Maturity
	U.S. Treasury Securities		U.S. Govt. Agency Debt		Obligations of States & Political Subdivisions		Obligations of States & Political Subdivisions		Other Securities		Total	Total
(1) Maturity (in years)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within 1	$8,014	$8,102	$7,082	$7,224	$1,001	$1,002	$2,270	$2,281	$—	$—	$18,367	$18,609
After 1 but within 5	—	—	15,114	15,271	30,218	32,002	3,861	4,057	—	—	49,193	51,330
After 5 but within 10	—	—	—	—	156,450	161,275	3,805	4,285	—	—	160,255	165,560
After 10	—	—	—	—	8,909	8,961	—	—	—	—	8,909	8,961
Other Securities	—	—	—	—	—	—	—	—	80	80	80	80

Subtotal	$8,014	$8,102	$22,196	$22,495	$196,578	$203,240	$9,936	$10,623	$80	$80	$236,804	$244,540
Collateralized mortgage obligations											157,179	162,323
Mortgage-backed securities											452	510

Total											$394,435	$407,373

(1)	Maturities shown are stated maturities. Securities backed by mortgages are expected to have substantial periodic prepayments resulting in weighted average lives considerably less than what would be surmised from the table above.

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

Included in realized gains on securities as of December 31, 2008, is $3,737,000 of proceeds received in connection with shares redeemed as part of the Visa, Inc. initial public offering. Suffolk’s subsidiary, Suffolk County National Bank, was a member of the former Visa, Inc. payments organization and was issued shares when Visa, Inc. was organized. Approximately 39 percent of those shares were redeemed in connection with the public offering. The remaining shares are restricted because of unsettled litigation pending against Visa, Inc. Visa, Inc., at its discretion, may redeem additional shares in order to resolve pending litigation The restriction expires upon resolution of the pending litigation. Accordingly, Suffolk has recorded these shares at zero in the accompanying statement of condition. Upon expiration of the restriction, Suffolk expects to record the fair value of the remaining shares.

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

Management has considered factors such as market value, cash flows, and analysis of underlying collateral regarding other-than-temporarily-impaired securities and determined that there are no other-than-temporarily impaired securities as of December 31, 2010 and 2009.

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

Note 3 — Loans

At December 31, 2010 and 2009, loans included the following: (in thousands,)

	2010 Restated	2009
Commercial, financial, and agricultural	$248,750	$259,565
Commercial real estate	431,179	375,652
Real estate construction loans	82,720	133,431
Residential mortgages (1st and 2nd liens)	195,993	214,501
Home equity loans	84,696	82,808
Consumer loans	67,842	80,383
Other loans	1,127	14,070

	1,112,307	1,160,410
Unearned discounts	(28)	(31)
Allowance for loan losses	(28,419)	(12,333)

Balance at end of year	$1,083,860	$1,148,046

Other loans consist of overdraft advances, nearly all of which have been repaid subsequent to year-end.

Loans not accruing interest and loans contractually past due 90 days or more with regard to payment of principal and/or interest amounted to $28,991,000 and $29,372,000 at December 31, 2010 and 2009, respectively. Interest on loans that are no longer accruing interest would have amounted to $1,510,000 during 2010, $874,000 during 2009, and $214,000 during 2008, under contractual terms of those loans. Interest income recognized on restructured and non-accrual loans was $1,188,000 for 2010, and immaterial for the years 2009 and 2008.

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

Note 4 — Allowance for Loan Losses

Suffolk management determined that is was not properly identifying loan losses in the period incurred. This was the result of deficiencies in Suffolk’s internal controls with respect to credit administration and credit risk management, primarily with regard to risk-rating as well as with respect to the timing and recognition of charge-offs, impaired loans, and classified loans. As a result, certain loans should have been considered impaired, charged-off or classified. See Note 1 (A) on page 34 for a detailed description of the financial statement restatement.

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

One result of the analysis of subsequent events is that loans which would have been downgraded or charged off during 2011 through the date of the filing of this Form 10-K/A because of their continuing deterioration, have been recognized in the restated ALLL for the year ended December 31, 2010 since the credit deterioration could be traced to 2010 even though it had been identified after December 31, 2010. This resulted in an increase in charged-off loans totaling approximately $8.0 million for the year ended December 31, 2010. These charge-offs were reflected in the ALLL calculations as of December 31, 2010.

An analysis of the changes in the allowance for loan losses follows: (in thousands)

	2010 Restated	2009	2008
Balance at beginning of year	$12,333	$9,051	$7,672
Provision for loan losses	32,086	4,275	2,050
Reclass to Allowance for
Contingent Liabilities	51	—	(29)
Loans charged-off	(16,238)	(1,210)	(1,031)
Recoveries on loans	187	217	389

Balance at end of year	$28,419	$12,333	$9,051

A summary of transactions in the Allowance for Loan Losses follows:

Year ended December 31,	2010 Restated	2009	2008
Balance, January 1,	$12,333	$9,051	$7,672
Loans charged-off:
Commercial, financial & agricultural loans	8,501	806	694
Commercial real estate mortgages	2,788	—	—
Real estate — construction loans	3,548	—	—
Residential mortgages (1st & 2nd liens)	769	—	—
Home equity loans	315	—	—
Consumer loans	317	404	337
Other loans	—	—	—

Total Charge-offs	$16,238	$1,210	$1,031

Loans recovered after charge-off	2010	2009	2008
Commercial, financial & agricultural loans	69	41	155
Commercial real estate mortgages	—	—	—
Real estate — construction loans	—	—	—
Residential mortgages (1st & 2nd liens)	—	—	—
Home equity loans	—	—	—
Consumer loans	118	176	234
Other loans	—	—	—

Total recoveries	$187	$217	$389

Net loans charged-off	16,051	993	642
Reclass to Allowance for Contingent
Liabilities (1)	51	—	(29)
Provision for loan losses	32,086	4,275	2,050

Balance, December 31,	$28,419	$12,333	$9,051

(1)	Prior year amounts not reclassified due to immateriality.

At December 31, 2010 and 2009, respectively the Bank’s investment in impaired loans and the related valuation allowance follows: (in thousands, 2010 restated)

	2010 Restated	2009
Recorded investment	$100,241	$34,342
Valuation allowance	9,416	2,995

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

Further information pertaining to the allowance for loan losses at December 31, 2010 is as follows: (in thousands)

	Commercial, financial, and agricultural	Commercial real estate	Real estate construction loans	Residential mortgages (1st and 2nd liens)	Home equity loans	Consumer loans (2)	Total
		Restated
Allowance for loan losses:
Ending balance (total allowance)	$13,826	$9,226	$3,177	$519	$1,392	$279	$28,419
Ending balance: individually evaluated for impairment	2,845	5,636	935	—	—	—	9,416
Ending balance: collectively evaluated for impairment	10,981	3,590	2,242	519	1,392	279	19,003
Loan balances:
Ending balance (loan portfolio) (1)	$248,750	$431,179	$82,720	$195,993	$84,696	$67,814	$1,111,152
Ending balance: individually evaluated for impairment	17,277	51,540	26,897	3,466	986	75	100,241
Ending balance: collectively evaluated for impairment	231,473	379,639	55,823	192,527	83,710	67,739	1,010,911

(1)	Other loans of $1,127, not included here, consist of overdraft advances, nearly all of which have been repaid subsequent to year-end.
(2)	Net of unearned discount totalling $28 at December 31, 2010.

The following is a summary of current and past due loans at December 31, 2010: (in thousands)

	30-59 days past due	60-89 days past due	90 days and over past due	Total past due	Current	Total loans
		Restated
Commercial:
Commercial, financial, and agricultural	$212	$81	$2,382	$2,675	$246,075	$248,750
Commercial real estate	4,375	243	11,601	16,219	414,960	431,179
Real estate construction loans	—	—	10,481	10,481	72,239	82,720
Consumer:
Residential mortgages
(1st and 2nd liens)	2,162	1,934	3,466	7,562	188,431	195,993
Home equity loans	637	1,140	986	2,763	81,933	84,696
Consumer loans (2)	408	108	75	591	67,223	67,814

Total	$7,794	$3,506	$28,991	$40,291	$1,070,861	$1,111,152

(1)	Other loans of $1,127, not included here, consist of overdraft advances, nearly all of which have been repaid subsequent to year-end.
(2)	Net of unearned discount totalling $28 at December 31, 2010.

The following is a summary of impaired loans at December 31, 2010 and 2009: (in thousands)

	December 31, 2010 Restated				December 31, 2009
	Impaired Loans with Valuation Reserves	Impaired Loans without Valuation Reserves	Total Impaired Loans	Total Valuation Reserves	Impaired Loans with Valuation Reserves	Impaired Loans without Valuation Reserves	Total Impaired Loans	Total Valuation Reserves
Commercial, financial & agricultural loans	$8,227	$9,050	$17,277	$2,845	$5,983	$—	$5,983	$1,967
Commercial real estate mortgages	34,301	17,239	51,540	5,636	15,547	—	15,547	621
Real estate construction loans	6,569	20,328	26,897	935	10,774	—	10,774	407
Residential mortgages (1st and 2nd liens)	—	3,466	3,466	—	—	1,820	1,820	—
Home equity loans	—	986	986	—	—	65	65	—
Consumer loans	—	75	75	—	—	153	153	—

Total	$49,097	$51,144	$100,241	$9,416	$32,304	$2,038	$34,342	$2,995

	Years Ended December 31,
	2010 Restated	2009	2008
Average investment in impaired loans	$63,101	$20,838	$1,644
Interest income recognized on impaired loans	4,264	957	—
Interest income recognized on a cash basis on impaired loans	—	—	—

The following is a summary of information pertaining to impaired and non-accrual loans: (in thousands)

	December 31,
	2010 Restated	2009
Impaired loans without a valuation allowance	$51,144	$2,038
Impaired loans with a valuation allowance	49,097	32,304

Total impaired loans	100,241	34,342

Valuation allowance related to impaired loans	$9,416	$2,995
Total non-accrual loans	28,991	19,124
Total loans past due 90 days or more and still accruing	—	173
Troubled debt restructurings accruing interest	11,904	11,674
Troubled debt restructurings-nonaccruing	12,140	—

Additional interest income of approximately $1,510,000, $874,000, and $214,500 respectively, would have been recorded during the years ended December 31, 2010, 2009 and 2008, respectively, if the loans has performed in accordance with their original terms.

No additional funds are committed to be advanced in connection with impaired loans.

The following table summarizes loan balances and allocates the allowance for loan losses by risk rating as of December 31, 2010: (in thousands)

Restated
	Commercial, financial, and agricultural	Commercial real estate	Real estate construction loans		Residential mortgages (1st and 2nd liens)	Home equity loans	Consumer loans (4)	Total
Unimpaired loans:
Total pass loans (1)	$202,926	$314,447	$39,530		$192,527	$83,710	$67,739	$900,879
Loss factor (2)	4.80%	0.95%	3.96%		0.27%	1.66%	0.41%	1.83%

Reserve	9,731	2,996	1,567		519	1,392	279	16,484
Total special mention loans	6,291	28,823	1,773		—	—	—	36,887
Loss factor	4.43%	0.91%	4.12%					1.67%

Reserve	279	263	73		—	—	—	615
Total substandard loans	22,256	36,369	14,520		—	—	—	73,145
Loss factor	4.36%	0.91%	4.15%					2.60%

Reserve	971	331	602		—	—	—	1,904
Impaired loans:
Total substandard loans	16,792	51,540	26,226		3,466	986	75	99,085
Loss factor	14.37%	10.94%	1.01	%(3)				8.39%

Reserve	2,413	5,636	264		—	—	—	8,313
Total doubtful loans	485	—	671		—	—	—	1,156
Loss factor	89.07%		100.00%					95.42%

Reserve	432	—	671		—	—	—	1,103

Total unimpaired loans	$231,473	$379,639	$55,823		$192,527	$83,710	$67,739	$1,010,911
Total reserve on unimpaired loans	$10,981	$3,590	$2,242		$519	$1,392	$279	$19,003

(1)	Other loans of $1,127, not included here, consist of overdraft advances, nearly all of which have been repaid subsequent to year-end.
(2)	Loss factor calculation is specific reserves as a percentage of balance for a portfolio segment.
(3)	Loss factor is driven by higher collateral positions and charge offs taken within this portfolio segment.
(4)	Net of unearned discount.

CREDIT QUALITY INFORMATION

The Bank utilizes an eight grade risk rating system for commercial loans, commercial real estate and construction loans as follows:

Risk Grade 1 -4 Pass

Risk Grade 5 Special Mention:

Loans which possess some credit deficiency or potential weakness which deserves close attention. Such loans pose an unwarranted financial risk that, if not corrected, could weaken the loan by adversely impacting the future repayment ability of the borrower. The key distinctions of a Special Mention classification are that (1) it is indicative of an unwarranted level of risk and (2) weaknesses are considered “potential,” not “defined,” impairments to the primary source of repayment.

Risk Grade 6 Substandard:

One or more of the following characteristics may be exhibited in loans classified Substandard:

•

Loans which possess a defined credit weakness. The likelihood that a loan will be paid from the primary source of repayment is uncertain. Financial deterioration is under way and very close attention is warranted to ensure that the loan is collected without loss.

•	Loans are inadequately protected by the current net worth and paying capacity of the obligor.

•	The primary source of repayment is gone, and the Bank is forced to rely on a secondary source of repayment, such as collateral liquidation or guarantees.

•	Loans have a distinct possibility that the Bank will sustain some loss if deficiencies are not corrected.

•	Unusual courses of action are needed to maintain a high probability of repayment.

•	The borrower is not generating enough cash flow to repay loan principal; however, it continues to make interest payments.

•	The lender is forced into a subordinated or unsecured position due to flaws in documentation.

•	Loans have been restructured so that payment schedules, terms, and collateral represent concessions to the borrower when compared to the normal loan terms.

•	The lender is seriously contemplating foreclosure or legal action due to the apparent deterioration in the loan.

•	There is a significant deterioration in market conditions to which the borrower is highly vulnerable.

Risk Grade 7 Doubtful:

One or more of the following characteristics may be present in loans classified Doubtful:

•	Loans have all of the weaknesses of those classified as Substandard. However, based on existing conditions, these weaknesses make full collection of principal highly improbable.

•	The primary source of repayment is gone, and there is considerable doubt as to the quality of the secondary source of repayment.

•	The possibility of loss is high but because of certain important pending factors which may strengthen the loan, loss classification is deferred until the exact status of repayment is known.

Risk Grade 8 Loss:

Loans are considered uncollectible and of such little value that continuing to carry them as assets is not feasible. Loans will be classified Loss when it is neither practical nor desirable to defer writing off or reserving all or a portion of a basically worthless asset, even though partial recovery may be possible at some time in the future.

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

The following table identifies credit risk by the internally assigned grade: (in thousands)

	Credit Risk Profile By Internally Assigned Grade
	Restated
	Commercial Credit Exposure			Consumer Credit Exposure
	Commercial, financial, and agricultural	Commercial real estate	Real estate construction loans	Residential mortgages (1st and 2nd liens)	Home equity loans	Consumer loans	Total
Grade:
Pass (1)	$202,926	$314,447	$39,530	$192,527	$83,710	$67,739	$900,879
Special mention	6,291	28,823	1,773	—	—	—	36,887
Substandard	39,048	87,909	40,746	3,466	986	75	172,230
Doubtful	485	—	671	—	—	—	1,156

Total	$248,750	$431,179	$82,720	$195,993	$84,696	$67,814	$1,111,152

(1)	Other loans of $1,127, not included here, consist of overdraft advances, nearly all of which have been repaid subsequent to year-end. This presentation is net of unearned discount.

Note 5 — Premises and Equipment

The following table details premises and equipment: (in thousands)

	Estimated Useful Lives	2010	2009
Land	Indefinite	$3,326	$3,326
Premises	30 - 40 years	24,601	21,527
Furniture, fixtures & equipment	2 - 7 years	25,276	25,614
Leasehold improvements	2 - 25 years	3,968	3,517
		57,171	53,984
Accumulated depreciation and amortization		(31,623)	(30,638)

Balance at end of year		$25,548	$23,346

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

Note 7 — Borrowings

Presented below is information concerning short- and long- term interest-bearing liabilities — principally Federal Home Loan Bank Borrowings, Securities Sold Under Agreements to Repurchase, and Federal Funds Purchased — and their related weighted-average interest rates for the years 2010 and 2009: (dollars in thousands)

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

For purposes of borrowing, Suffolk has no assets pledged as collateral to the Federal Reserve Bank as of December 31, 2010 and 2009. Assets pledged as collateral to the Federal Home Loan Bank (“FHLB”) as of December 31, 2010 and 2009 totaled $356,349,000 and $330,471,000, consisting of eligible loans and investment securities as determined under FHLB borrowing guidelines. (See also Note 17 -“Subsequent Events”)

Note 8 — Stockholders’ Equity

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

All dividends must conform to applicable statutory requirements. Under 12 USC 56-9, a national bank may not pay a dividend on its common stock if the dividend would exceed net undivided profits then on hand. Further, under 12 USC 60, a national bank must obtain prior approval from the Office of the Comptroller of the Currency (“OCC”) to pay dividends on either common or preferred stock that would exceed the bank’s net profits for the current year combined with retained net profits (net profits minus dividends paid during that period) from the prior two years. The ability of the Bank to pay dividends to Suffolk is subject to certain regulatory restrictions. Generally, dividends declared in a given year by a national bank are limited to its net profit, as defined by regulatory agencies, for that year, combined with its retained net income for the preceding two years, less any required transfer to surplus or to fund for the retirement of any preferred stock of which the Bank has none as of December 31, 2010. In addition, a national bank may not pay any dividends in an amount greater than its undivided profits and a national bank may not declare any dividends if such declaration would leave the bank inadequately capitalized. Therefore, the ability of the Bank to declare dividends will depend on its future net income and capital requirements. In addition, under the Agreement the Bank is required to establish a dividend policy that will permit the declaration of a dividend only when the Bank is in compliance with its capital program and with the prior written determination of no supervisory objection by the OCC and the Federal Reserve Bank of New York. At December 31, 2010, approximately $35,925,000 was available for dividends from the Bank to Suffolk Bancorp.

Note 9 — Income Taxes

The following table presents the provision for income taxes in the consolidated statements of income which is comprised of the following: (in thousands)

		2010 Restated	2009	2008
Current:	Federal	$5,043	$9,023	$10,575
	State	848	1,098	1,382

		5,891	10,121	11,957
Deferred:	Federal	(5,691)	(143)	(487)
	State	(1,505)	(148)	(46)

		(7,196)	(291)	(533)

Total		$(1,305)	$9,830	$11,424

The total tax expense was different from the amounts computed by applying the federal income tax rate because of the following:

	2010 Restated	2009	2008
Federal income tax expense at statutory rates	35%	35%	35%
Tax-exempt interest	(55%)	(8%)	(6%)
State income taxes net of federal benefit	(8%)	2%	2%
Other	2%	1%	1%

Total	(26%)	30%	32%

The effects of temporary differences between tax and financial accounting that create significant deferred-tax assets and liabilities at December 31, 2010 and 2009, and the recognition of income and expense for purposes of tax and financial reporting, are presented below: (in thousands)

	2010	2009
	Restated
Deferred tax assets:
Provision for possible loan losses	$11,520	$5,008
Post-retirement benefits	519	498
Deferred compensation	2,001	2,012
Unfunded pension obligation	2,299	2,414
Other	1,839	1,105

Total deferred tax assets	18,178	11,037

Deferred tax liabilities:
Securities available for sale	(4,975)	3,676
Other	(1,076)	1,132

Total deferred tax liabilities	(6,051)	4,808

Net deferred tax asset	$12,127	$6,229

Suffolk had unrecognized tax benefits including interest of approximately $41,000 as of December 31, 2010 and approximately $50,000 as of December 31, 2009. Changes in unrecognized tax benefits consist of the following: (in thousands)

	Total	Federal	State
Balance 12/31/09	$50	$40	$10
Additions from current year tax positions	—	—	—
Additions from prior year tax positions	—	—	—
Reductions for prior year tax positions	(9)	(8)	(1)
Settlements	—	—	—

Balance 12/31/10 (Restated)	$41	$32	$9

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

Please refer to Note 1 (R) for further discussion on the three levels of fair value inputs to measure assets.

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

The portfolio may trade foreign currencies in both spot and forward markets to effect securities transactions and to hedge underlying asset positions. The purchase and sale of futures and options on futures on foreign currencies and on foreign and domestic bonds, bond indices, and short-term securities is permitted; however, purchases may not be used to leverage the portfolio. Currency transactions may be used only to hedge 0- 100 percent of currency exposure of foreign securities.

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

(D) Post-retirement Benefits Other Than Pension — The following table sets forth the post-retirement benefit liability included in other liabilities in the accompanying consolidated statements of condition as of December 31, 2010 and 2009: (in thousands)

	2010	2009
Accumulated benefit obligation	$(1,366)	$(1,227)
Unrecognized net gain	(859)	(1,061)
Unrecognized past service cost	(8)	(9)
Unrecognized transition obligation	1	2

Post-retirement benefit liability	$(2,232)	$(2,295)

The following table presents the plan’s funded status: (in thousands)

	2010	2009
Accrued Benefit Cost	$(2,232)	$(2,295)
Unrecognized Prior Service Cost	7	7
Unrecognized Net Gain	859	1,061

Underfunded Status	$(1,366)	$(1,227)

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

(E) 401(k) Retirement Plan

The Bank has a 401(k) Retirement Plan and Trust (the “401(k) Plan”). Employees who have attained the age of 21 and have completed one year of service have the option to participate. Employees may elect to contribute up to a dollar limit which is set by law. The limit was $16,500 for 2010. The Bank will match one-half of the employee’s contribution up to a maximum of 6 percent of the employee’s annual gross compensation subject to the aforementioned limit. Employees are fully vested in their own contributions, and the Bank’s matching contributions are fully vested once the participant has six years of service. Bank contributions under the 401(k) Plan amounted to $406,000, $396,000, and $377,000 in 2010, 2009, and 2008, respectively. The Bank funds all amounts when due. At December 31, 2010, contributions to the 401(k) Plan were invested in various bond, equity, money market, or diversified funds as directed by each employee. The 401(k) Plan does not allow for investment in Suffolk’s common stock.

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

The Bank is also subject to individual minimum capital ratios established by the OCC requiring the Bank to maintain Tier 1 capital ratio of at least equal to 8.00 percent of adjusted total assets, to maintain a Tier 1 capital ratio at least equal to 10.50 percent of risk-weighted assets, and to maintain a total risk based capital ratio at least equal to 12.00 percent of risk-weighted assets. At December 31, 2010, the Bank met all three capital ratios. See also Note 13 – Regulatory Agreements.

The Bank’s actual capital amounts and ratios are also presented in the following table: (dollars in thousands)

	Actual capital ratios		Minimum for capital adequacy		Minimum to be “Well Capitalized” under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2010 - Restated
Total Capital (to risk-weighted assets)	$151,115	12.43%	$97,249	8.00%	$121,561	10.00%
Tier 1 Capital (to risk-weighted assets)	135,752	11.17%	48,624	4.00%	72,937	6.00%
Tier 1 Capital (to average assets)	135,752	8.12%	66,872	4.00%	83,591	5.00%

As of December 31, 2009
Total Capital (to risk-weighted assets)	$149,950	11.68%	$102,725	8.00%	$128,406	10.00%
Tier 1 Capital (to risk-weighted assets)	137,198	10.68%	51,362	4.00%	77,043	6.00%
Tier 1 Capital (to average assets)	137,198	8.16%	67,231	4.00%	84,039	5.00%

At December 31, 2010, Suffolk’s Tier 1 capital ratio was 8.26 percent of adjusted total assets, Tier 1 capital ratio was 11.36 percent of risk-weighted assets, and Total Risk Based capital ratio was 12.62 percent of risk-weighted assets. At December 31, 2009, Suffolk’s Tier 1 capital ratio was 8.21 percent of adjusted total assets, Tier 1 capital ratio was 10.74 percent of risk-weighted assets, and Total Risk Based capital ratio was 11.73 percent of risk-weighted assets.

Note 13 — Regulatory Agreements

On October 25, 2010, the Bank entered into a Formal Agreement (“Agreement”) with the OCC for the Bank to take various actions with respect to the operation of the Bank. Implementation of the Agreement has increased the Bank’s administrative costs somewhat for the near term. Many of the actions required by the Agreement have already been implemented by the Bank. The actions for the Bank include:

1.	Create a Compliance Committee which is to meet at least monthly to monitor and coordinate the Bank’s adherence to the provisions of the Agreement and make monthly reports to the Board of Directors.

2.	Ensure the Bank has competent management in certain officer positions to carry out the Board’s policies, ensure compliance with the Agreement, applicable laws, rules and regulations and manage the daily operations of the Bank.

3.	Develop a staffing plan that is consistent with the goals and objectives established in the Bank’s strategic plan that addresses the workload requirements and maintenance of an effective control environment.

4.	Adopt, implement, and thereafter ensure adherence to a three year written strategic plan.

5.	Develop, implement, and thereafter ensure adherence to a three year capital program.

6.	Adopt, implement, and thereafter ensure adherence to an independent internal audit program.

7.	Implement and adhere to a written program for the maintenance of an adequate Allowance for Loan and Lease Losses.

8.	Develop, implement and thereafter ensure adherence to a written program to ensure compliance with the appraisal and evaluation requirements for loans and other real estate owned.

9.	Develop, implement and thereafter ensure adherence to a written program to improve credit risk management processes and practices to reduce the high level of credit risk in the Bank.

10.	Adopt, implement and thereafter ensure adherence to a written asset diversification program.

11.	Develop, implement and thereafter ensure adherence to a written program of policies and procedures, staffing and training to provide for compliance with the Bank Secrecy Act.

12.	Review and revise the contingency funding plan.

13.	Adopt, implement and thereafter ensure adequate management reports that enable the Board and management to monitor the Bank’s liquidity position on a monthly basis.

14.	Develop, implement and thereafter ensure adherence to a comprehensive, written information security program to ensure the safety and soundness of its operations to support the Bank’s efforts to safeguard customer information.

The Bank is required to submit numerous periodic reports to the OCC regarding various aspects of the foregoing actions. Management believes it has complied with these requirements.

Note 14 — Credit Concentrations

Suffolk’s principal investments are loans and a portfolio of short- and medium-term debt of the United States Treasury, states and other political subdivisions, U.S. government agencies, corporations, and mortgage-backed securities and collateralized mortgage obligations.

Loans secured by real estate comprise 71.4 percent of the portfolio and 49.4 percent of assets. Commercial real estate loans present greater risk than residential mortgages. Suffolk has attempted to minimize the risks of these loans by considering several factors, including the creditworthiness of the borrower, location, condition, value, and the business prospects for the security property. Commercial, financial, and agricultural loans, unsecured or secured by collateral other than real estate, comprise 22.3 percent of the loan portfolio and 15.5 percent of assets. These loans present significantly greater risk than other types of loans. Average credits are greater in size than consumer loans, and unsecured loans may be more difficult to collect. Suffolk obtains, whenever possible, both the personal guarantees of the principal(s) and cross-guarantees among the principals’ business enterprises. Consumer loans, net of unearned discounts, comprised 6.1 percent of Suffolk’s loan portfolio and 4.2 percent of assets. A majority are indirect dealer-generated loans secured by automobiles. Most of these loans are made to residents of Suffolk’s primary lending area. Each loan is small in amount. Borrowers represent a cross-section of the population and are employed in a variety of industries. The risk presented by any one loan is correspondingly small, and therefore, the risk that this portion of the portfolio presents to Suffolk depends on the financial stability of the population as a whole, not any one entity or industry.

Municipal obligations constitute 52.4 percent of the investment portfolio and 13.3 percent of assets. These obligations present slightly greater risk than U.S. Treasury securities, or those secured by the U.S. government, but significantly less risk than loans because they are backed by the full faith and taxing power of the issuer, most of which are located in the state of New York. U.S. Treasury securities represented 2.0 percent of the investment portfolio and 0.5 percent of assets. U.S. government agency debt securities represented 5.5 percent of the investment portfolio and 1.4 percent of assets. These offer little or no financial risk. Collateralized mortgage obligations represented 39.9 percent of the investment portfolio and 10.1 percent of assets. These securities are backed by pools of mortgages; however, they provide more predictable cash flows because payments are assigned to specific “tranches” of securities in the order in which they are received. Suffolk invests in senior tranches, which provides for prioritized receipt of cash flows. Mortgage-backed securities represented 0.1 percent of the investment portfolio and less than 0.03 percent of assets.

Note 15 — Fair Value of Financial Instruments

The following table presents the carrying amounts and fair values of Suffolk’s financial instruments. FASB ASC 825, “Financial Instruments,” defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation: (in thousands)

	2010 Restated		2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash & cash equivalents	$41,149	$41,149	$37,007	$37,007
Investment securities available for sale	396,670	396,670	437,000	437,000
Investment securities held to maturity	10,016	10,703	9,343	10,096
Loans, net of unearned discount	1,112,279	1,144,678	1,160,379	1,178,429
Accrued interest and loan fees receivable	7,025	7,025	7,843	7,843
Deposits	1,402,753	1,404,514	1,385,278	1,387,241
Borrowings	40,000	41,387	150,800	152,328
Accrued interest payable	591	591	829	829

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

The carrying amount and fair value of loans were as follows at December 31, 2010 and 2009: (in thousands)

	2010 Restated		2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Commercial, financial & agricultural	$248,750	$253,153	$259,565	$261,333
Commercial real estate	431,179	449,418	375,652	383,392
Real estate construction loans	82,720	83,389	133,431	133,996
Residential mortgages (1st & 2nd liens)	195,993	203,909	214,501	221,502
Home equity loans	84,696	84,719	82,808	82,779
Consumer loans, net of unearned discounts	67,814	68,963	80,352	81,357
Other loans	1,127	1,127	14,070	14,070

Totals	$1,112,279	$1,144,678	$1,160,379	$1,178,429

Other assets measured at fair value are as follows: (in thousands)

	Fair Value Measurements Using
Description	12/31/2010	Active Markets for Identical Assets Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	Restated
Impaired loans	$90,825	$—	$—	$90,825
Other real estate owned	5,719	—	—	5,719
Mortgage servicing rights	1,596	—	—	1,596

Total	$98,140	$—	$—	$98,140

Mortgage servicing rights are measured at fair value on a recurring basis.

	Fair Value Measurements Using
Description	12/31/2009	Active Markets for Identical Assets Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$29,309	$—	$—	$29,309
Other real estate owned	—	—	—	—
Mortgage servicing rights	1,444	—	—	1,444

Total	$30,753	$—	$—	$30,753

Mortgage servicing rights are measured at fair value on a recurring basis.

Other real estate owned is recorded at fair value, less estimated selling costs, and is therefore measured at fair value on a non-recurring basis. Other real estate owned is classified at level 3 in the fair value hierarchy. Fair value is measured based on independent third-party appraisals, assets acquired through foreclosure are recorded as held for sale initially at the fair value less estimated selling costs, upon the date of foreclosure. Subsequent to foreclosure, valuations are updated periodically and the carrying value of these assets may be reduced further.

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

Note 16 — Suffolk Bancorp (parent company only) Condensed Financial Statements (in thousands)

Condensed Statements of Condition as of December 31,	2010 Restated	2009	2008
Assets
Due From Banks	$2,058	$2,745	$2,163
Investment in Subsidiaries: SCNB	134,498	136,448	112,337
Other Assets	1,786	444	457

Total Assets	$138,342	$139,637	$114,957

Liabilities and Stockholders’ Equity
Dividends Payable	$1,454	$2,115	$2,108
Other Liabilities	68	351	448
Stockholders’ Equity	136,820	137,171	112,401

Total Liabilities and Stockholders’ Equity	$138,342	$139,637	$114,957

Condensed Statements of Income for the Years Ended December 31,	2010 Restated	2009	2008
Income
Dividends From Subsidiary Bank	$7,825	$8,451	$9,416

	7,825	8,451	9,416
Expense
Other Expense	141	291	331

Income Before Equity in Undistributed Net Income of Subsidiaries	7,684	8,160	9,085
Equity in Undistributed Earnings of Subsidiaries	(1,428)	14,388	15,603

Net Income	$6,256	$22,548	$24,688

Condensed Statements of Cash Flows for the Years Ended December 31,	2010 Restated	2009	2008
Cash Flows From Operating Activities
Net Income	$6,256	$22,548	$24,688
Less: Excess distribution (Equity in) Undistributed Earnings of Subsidiaries	1,428	(14,388)	(15,603)
Other, Net	(1,616)	56	130

Net Cash Provided by Operating Activities	6,068	8,216	9,215

Cash Flows From Financing Activities
Stock Dividend Reinvestment and Stock Option Exercises	1,732	809	463
Repurchase of Common Stock	—	—	(1,253)
Dividends Paid	(8,487)	(8,443)	(8,439)

Net Cash Used in Financing Activities	(6,755)	(7,634)	(9,229)

Net Increase (Decrease) in Cash and Cash Equivalents	(687)	582	(14)
Cash and Cash Equivalents, Beginning of Year	2,745	2,163	2,177

Cash and Cash Equivalents, End of Year	$2,058	$2,745	$2,163

Note: No income tax provision has been recorded on the books of Suffolk Bancorp since it files a return consolidated with its subsidiaries.

Note 17 — Selected Quarterly Financial Data (Unaudited)

(in thousands except for share and per-share data)

	2010				2009
	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.
			Restated
Interest income	$21,917	$21,849	$21,702	$20,838	$21,700	$22,028	$21,516	$21,764
Interest expense	2,671	2,505	2,335	2,203	3,561	3,119	3,042	2,950

Net interest income	19,246	19,344	19,367	18,635	18,139	18,909	18,474	18,814
Provision for loan losses	8,837	2,983	14,729	5,537	975	1,050	975	1,275

Net interest income after provision for loan losses	10,409	16,361	4,638	13,098	17,164	17,859	17,499	17,539
Other income	2,508	2,622	2,667	3,426	2,761	2,826	2,766	2,765
Other expense	11,883	12,399	13,021	13,475	11,676	12,531	12,034	12,560
Provision for income taxes	(498)	1,792	(2,579)	(20)	2,592	2,444	2,203	2,591

Net income (loss)	$1,532	$4,792	$(3,137)	$3,069	$5,657	$5,710	$6,028	$5,153

Basic per-share data:

Net income	$0.16	$0.50	$(0.32)	$0.32	$0.59	$0.59	$0.63	$0.54
Cash dividends	$0.22	$0.22	$0.22	$0.15	$0.22	$0.22	$0.22	$0.22
Average shares	9,634,156	9,651,857	9,662,328	9,685,194	9,590,571	9,598,364	9,607,023	9,615,320

Note 18 — Subsequent Events (Unaudited)

Suffolk evaluated subsequent events to determine if there was an effect on these consolidated financial statements. Events which occurred subsequent to the balance sheet date but prior to the release of these restated financial statements have been accounted for in accordance with ASC 855, “Accounting for Subsequent Events,” Suffolk considered whether there were subsequent events that have occurred and is disclosing the following as well as the matters disclosed in Note 18 – “Legal Proceedings.”

•

As part of its de-leveraging strategy, in June 2011 Suffolk pre-paid a $40 million borrowing from the Federal Home Loan Bank of New York and incurred a $1million penalty. Suffolk also sold approximately $40 million of investment securities in June 2011, realizing a gain of $1.6 million. These transactions were recorded in the second quarter of 2011 when they occurred.

Note 19 — Legal Proceedings (Unaudited – See Note 18)

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

The foregoing matters are in their preliminary phases and it is not possible to ascertain whether there is a reasonable possibility of a loss from these matters. Therefore, we concluded that an amount for a loss contingency is not to be accrued or disclosed at this time. Suffolk believes that it has substantial defenses to the claims filed against it in these lawsuits and, to the extent that these actions proceed, Suffolk intends to defend itself vigorously.

REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

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

As discussed in Note 1(A), the 2010 consolidated financial statements have been restated to correct misstatements.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Suffolk Bancorp and subsidiaries’ internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 15, 2011 (except for the matters discussed in paragraphs five through nine of Management’s Report on Internal Control over Financial Reporting as to which the date is December 20, 2011) expressed an adverse opinion.

/s/ GRANT THORNTON LLP

New York, New York

March 15, 2011 (except for Note 1(A) and the related effects thereof as to which the date is December 20, 2011)

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

A material weakness is a deficiency, or combination control deficiencies, in internal control over financial reporting; such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s assessment. Management identified material weaknesses in internal control relating to its process and procedures used to estimate the allowance for loan losses as well as in the areas of financial reporting staffing resources, interdepartmental communications, and governance and management accountability. These material weaknesses resulted in the restatement of the consolidated financial statements for the three and nine months ended September 30, 2010, and for the year ended December 31, 2010.

In our opinion, because of the effect of the material weaknesses described above, on the achievement of the objectives of the control criteria, Suffolk Bancorp and subsidiaries has not maintained effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of condition of Suffolk Bancorp and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010. The material weaknesses identified above were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2010 consolidated financial statements and this report does not affect our report dated March 15, 2011 (except for Note 1(A) and the related effects thereof as to which the date is December 20, 2011) which expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

New York, New York

March 15, 2011 (except for the matters discussed in paragraphs five through nine of Management’s Report on Internal Control over Financial Reporting as to which the date is December 20, 2011)

ITEM 1-	BUSINESS

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

The Bank is a full-service bank serving the needs of the local residents of Suffolk County. Most of the Bank’s business is devoted to serving those residing in the immediate area of the Bank’s main and branch offices. Among the services offered by the Bank are checking accounts, savings accounts, time and savings certificates, money market accounts, negotiable-order-of withdrawal accounts, holiday club accounts, and individual retirement accounts; secured and unsecured loans, including commercial loans to individuals, partnerships, and corporations, agricultural loans to farmers, installment loans to finance small businesses, and automobile loans; home equity and real estate mortgage loans; safe deposit boxes; trust and estate services; the sale of mutual funds and annuities; and the maintenance of a master pension plan for self-employed individuals’ participation. The business of the Bank is only mildly seasonal.

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

AVAILABLE INFORMATION

Suffolk files Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statements on Form 14(a), and any amendments to those reports, with the United States Securities and Exchange Commission (the “SEC”). The public may read and copy any of these materials at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800- SEC-0330 (1-800-732-0330). The SEC also maintains an Internet site (http://www.sec.gov) that contains reports, proxy, and information statements, and other information regarding issuers, including Suffolk, that file electronically with the SEC. Suffolk also makes these reports available free of charge through its Internet website (http://www.suffolkbancorp.com) as soon as practicably possible after Suffolk files these reports electronically with the SEC.

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

Imposition of Liability for Undercapitalized Subsidiaries

The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) required each federal banking agency to revise its risk-based capital standards to ensure that those standards take adequate account of interest rate risk, concentration of credit risk, and the risks of nontraditional activities, as well as reflect the actual performance and expected risk of loss on multifamily mortgages. In accordance with the law, each federal banking agency has specified, by regulation, the levels at which an insured institution would be considered “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized.” As of December 31, 2010, the Bank exceeded the capital levels required in order to be deemed “well capitalized.”

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

Acquisition by Bank Holding Companies

The BHC Act requires every bank holding company to obtain the prior approval of the Federal Reserve Board before it may acquire all or substantially all of the assets of any bank, or ownership or control of any voting shares of any bank, if after such acquisition it would own or control, directly or indirectly, more than 5 percent of the voting shares of such bank. In approving bank acquisitions by bank holding companies, the Federal Reserve Board is required to consider the financial and managerial resources and future prospects of the bank holding company and banks concerned, the convenience and needs of the communities to be served, and the effect on competition. The Attorney General of the United States may, within 30 days after approval of an acquisition by the Federal Reserve Board, bring an action challenging such acquisition under the federal antitrust laws, in which case the effectiveness of such approval is stayed pending a final ruling by the courts. Under certain circumstances, the 30- day period may be shortened to 15 days.

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

The American Recovery and Reinvestment Act of 2009

On February 17, 2009, the American Recovery and Reinvestment Act of 2009 (the “Stimulus Act”) was signed into law. The purpose of the Stimulus Act is to provide stimulus for the U.S. economy. The Stimulus Act provided additional restrictions and standards throughout the period during which an institution’s obligations under the CPP remained outstanding, including:

•	Limits on compensation incentives for risk taking by senior executive officers;

•	Recovery of any compensation paid based on inaccurate financial information;

•	Prohibition on “Golden Parachute Payments,”

•	Prohibition on compensation plans that would encourage manipulation of reported earnings to enhance the compensation of employees;

•	Publicly registered TARP recipients must establish a board compensation committee comprised entirely of independent directors, for the purpose of reviewing employee compensation plans;

•	Prohibition on bonuses, retention awards, or incentive compensation, except for payments of long term restricted stock;

•	Limitation on luxury expenditures;

•	TARP recipients may be required to permit a separate shareholder vote to approve the compensation of executives, as disclosed pursuant to the SEC’s compensation disclosure rules; and

•	The chief executive officer and chief financial officer of each TARP recipient will be required to provide a written certification of compliance with these standards to the SEC.

•	The Stimulus Act required the Secretary to issue additional regulations governing executive compensation at institutions participating in the CPP. These regulations did not have a significant effect on our operations as we did not participate in the CPP program as noted above.

The Dodd-Frank Wall Street Reform and Consumer Protection Act

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), signed into law on July 21, 2010, makes extensive changes to the laws regulating financial services firms. The Dodd-Frank Act also requires significant rulemaking and mandates multiple studies which could result in additional legislative or regulatory action. Under the Dodd-Frank Act federal banking regulatory agencies are required to draft and implement enhanced supervision, examination and capital standards for depository institutions and their holding companies. The enhanced requirements include, among other things, changes to capital, leverage and liquidity standards and numerous other requirements. The Dodd-Frank Act authorizes various new assessments and fees, expands supervision and oversight authority over non-bank subsidiaries, increases the standards for certain covered transactions with affiliates and requires the establishment of minimum leverage and risk-based capital requirements for insured depository institutions. The Dodd-Frank Act also establishes a new federal Consumer Financial Protection Bureau with broad authority and permits states to adopt stricter consumer protection laws and enforce consumer protection rules issued by the Consumer Financial Protection Bureau. Due to the passage of the Dodd-Frank Act, all deposits held in non-interest bearing transaction accounts will be fully insured, regardless of the amount in the account. Interest-bearing transaction and non-transaction accounts will be subject to coverage up to $250,000 per depositor, per insured bank, for each account ownership category. Effective for the FDIC insurance assessment payable September 30, 2011, which covers the second quarter of 2011, the FDIC assessment will be based on the Bank’s total average assets less Tier 1 capital, instead of deposits. The assessment on average assets will be computed at lower rates, which may result in lower deposit premiums beginning in the second quarter of 2011.

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

The Bank is subject to individual minimum capital ratios established by the OCC requiring the Bank to maintain a Tier 1 capital ratio of at least equal to 8.00 percent of adjusted total assets, to maintain a Tier 1 capital ratio at least equal to 10.50 percent of risk-weighted assets, and to maintain a total risk based capital ratio at least equal to 12.00 percent of risk-weighted assets. At December 31, 2010, the Bank met all three capital ratios as the Bank had a Tier 1 leverage ratio of 8.12 percent, a Tier 1 risk-based capital ratio of 11.17 percent and a total risk-based capital ratio of 12.43 percent. Further increases to Suffolk’s allowance for loan losses, however, would negatively impact the Bank’s capital levels and make it difficult to maintain the capital levels directed by the OCC. If the Bank fails to maintain the required capital levels, it could be subject to further regulatory enforcement actions.

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

During April of 2011, management identified possible deficiencies and/or weaknesses in Suffolk’s internal controls related to the design and implementation of policies to promptly identify problem loans and to quantify the elements of risk in problem loans. After conducting an internal review, management determined that there were material weaknesses related to the allowance for loan and lease losses, financial reporting staffing resources, interdepartmental communications and governance and management accountability. See Part I, Item 4—Controls and Procedures. Suffolk has incurred costs and implemented certain changes in its internal controls over financial reporting and disclosure controls and procedures to address these material weaknesses. It is too early to determine the impact of these remediation steps and Suffolk has not yet determined that it has restored effective internal controls over financial reporting and disclosure controls and procedures. It is possible that additional deficiencies or weaknesses could be identified A failure to restore and maintain effective internal controls over financial reporting and disclosure controls and procedures could have a material adverse effect on our results of operation or financial condition.

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

The foregoing matters are in their preliminary phases and it is not possible to ascertain whether there is a reasonable possibility of a loss from these matters. Therefore, we concluded that an amount for a loss contingency is not to be accrued or disclosed at this time. Suffolk believes that it has substantial defenses to the claims filed against it in these lawsuits and, to the extent that these actions proceed, Suffolk intends to defend itself vigorously.

ITEM 4.	Removed and Reserved

None.

PART II

ITEM 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

Pages 4, 26, and 32 of this Annual Report to Shareholders for the fiscal year ended December 31, 2010.

At January 31, 2011, there were approximately 1,069 equity holders of record and approximately 6,837 beneficial shareholders of Suffolk’s common stock. Information concerning dividends and the price range of the common stock can be found on page 4 of this Annual Report to Shareholders.

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

Pages 8 - 29 of this Annual Report to Shareholders for the fiscal year ended December 31, 2010.

ITEM 7a.	Quantitative and Qualitative Disclosure about Market Risk

Page 26 of this Annual Report to Shareholders for the fiscal year ended December 31, 2010.

ITEM 8.	Financial Statements and Supplementary Data

Pages 30 - 61 of this Annual Report to Shareholders for the fiscal year ended December 31, 2010.

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9a.	Controls and Procedures

Suffolk’s Chief Executive Officer who is also Acting Chief Financial Officer (collectively, the “Certifying Officers”) evaluated the effectiveness of Suffolk’s disclosure controls and procedures (as defined in Rules 13a-15(e) of the Securities Exchange Act of 1934) as of December 31, 2010 in connection with the filing of the initial Form 10-K for that period.

In connection with the restatement of Suffolk’s financial statements for the three and nine months ended September 30, 2010 and the restatement of Suffolk’s financial statements for the twelve months ended December 31, 2010, management re-evaluated the effectiveness of its disclosure controls and procedures. Based on that re-evaluation, management, including Suffolk’s Certifying Officers, has concluded that, due to the material weakness in internal control over financial reporting described below, Suffolk’s disclosure controls and procedures were not effective as of December 31, 2010.

(a) Management’s Report on Internal Control over Financial Reporting

Suffolk’s Certifying Officers are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act.

Because of their inherent limitations, systems of internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can only provide reasonable assurance with respect to financial statement preparation and presentation.

The Certifying Officers evaluated the effectiveness, as of December 31, 2010, of Suffolk’s internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

A “material weakness” in internal control over financial reporting is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected in a timely basis by the company’s internal controls.

Based on the evaluation under COSO, management initially concluded and disclosed in the initial Form 10-K filed on March 15, 2011 that the internal control over financial reporting was effective as of December 31, 2010. However, as a result of the misstatements in the estimate of the allowance for loan losses and the accounting treatment for the recognition of gains on assets received in loan settlements, related to the issues described in Note 1(A) to the notes to consolidated financial statements, as well as in the areas of financial reporting staffing resources, interdepartmental communications, and governance and management accountability, management determined that material weaknesses in Suffolk’s internal control over financial reporting existed as of December 31, 2010 and, therefore concluded that its internal control over financial reporting was not effective as of December 31, 2010.

Allowance for Loan and Lease Losses

Estimating the allowance for loan losses requires credit administration staff to identify and evaluate borrowers’ ability to repay their obligations through periodic evaluation and reevaluation of cash flow and/or collateral, and, when necessary, making provision for the amount deemed being likely not to be repaid. Suffolk identified deficiencies with the credit administration function which compromised the operational effectiveness of the internal controls, particularly in making timely reevaluations of credit and/or collateral. This led to management’s determination that there was a material weakness in internal control over financial reporting in estimating the allowance for loan losses.

Financial Reporting Staffing Resources

Management concluded that a material weakness exists due to insufficient staffing resources that are in dedicated permanent positions within the accounting function with sufficient skills and industry knowledge of Generally Accepted Accounting Principles in the United States (“US GAAP”) and regulatory accounting, which resulted in insufficient documentation and monitoring over the financial reporting cycle, including preparing financial statements and disclosures. Among other factors identified, approximately six months have passed since the prior Chief Financial Officer resigned as of June 24, 2011 and Suffolk has yet to fill this position. Suffolk immediately engaged an interim accounting consultant to assist with financial reporting in the meantime; however, the individual is not an officer of Suffolk. Suffolk’s President and Chief Executive Officer was appointed as Acting Chief Financial Officer until a permanent Chief Financial Officer is hired, representing a significant concentration of authority in one individual.

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

Governance and Management Accountability

The Board of Directors is responsible for competent and effective oversight and leadership of Suffolk’s management and to ensure accountability of management. The material weaknesses related to the allowance for loan and lease losses, financial reporting staffing resources and interdepartmental communications, as well as delays in processes surrounding the completion of restated and current financial statements, and the untimely correction of deficiencies previously identified by regulators, are reflective of a material weakness in the Board of Directors as it relates to the foregoing matters.

As a result of amended report of management on internal control over financial reporting, Grant Thornton LLP, Suffolk’s independent registered public accounting firm, which also audited Suffolk’s consolidated financial statements included in this Amendment No. 1 to Form 10-K, has issued an updated report on Suffolk’s internal control over financial reporting which is provided on page 63 of this Amendment No. 1.

(b) Report of Independent Registered Public Accounting Firm.

See page 63 of this Amendment No. 1.

(c) Remediation of Material Weaknesses in Internal Control over Financial Reporting

Suffolk has implemented certain changes in its internal controls as of the date of this report to address the material weaknesses. Specifically, subsequent to December 31, 2010, management took the following steps to remediate the material weaknesses set forth above:

Allowances for Loan and Lease Losses

1.	Hired a new Chief Lending Officer during the second quarter of 2011.

2.	Improved staff by hiring a new loan administrator, additional underwriting staff and a loan workout specialist.

3.	Reorganized the credit department to ensure appropriate separation of duties and developed expanded training for Suffolk’s lenders.

4.	Hired a senior credit officer to run a newly created separate loan review and workout department.

5.	Changed Suffolk’s credit policy to require identification of concentrations of risk, analysis of our customer’s global cash flows, reappraisal and re-evaluation of collateral, more accurate and timely credit-risk rating procedures and improved underwriting processes and standards.

6.	Incorporated the results of a systematic re-appraisal of commercial real estate which secures loans in excess of $1 million.

7.	Engaged qualified outside consultants to assist in re-evaluating risk ratings.

8.	Improved the processes for identifying loans and the determination of the amount of impairment.

9.	Augmented Suffolk’s credit policy to govern loan workout.

10.	Implemented a new procedure to ensure that OREO was accounted for in accordance with US GAAP.

Financial Reporting Staffing Resources

11.	Initiated a search for a qualified Chief Financial Officer with sufficient knowledge of US GAAP, regulatory accounting and the banking industry and the skills to effectively implement that knowledge.

12.	Engaged a qualified consultant in financial reporting and the function of the Chief Financial Officer to assist the Acting Chief Financial Officer in maintaining and improving controls.

13.	Increased oversight of the financial reporting process through the Audit Committee and the Compliance Committee, the latter of which meets at least monthly or more often.

14.	Created and filled the new position of Treasurer to further relieve the Chief Financial Officer of day-to-day duties in asset liability management, investment portfolio management and additional treasury functions.

15.	Enhanced revising procedures to ensure that all reconciliations of all departments are completed and reviewed to ensure accuracy.

16.	Compiled individual policies into comprehensive written policies and procedures for the accounting function which will include specific policies, procedures and controls for financial reporting.

17.	Increased automation of the accounting and financial reporting process to free staff resources to focus on financial reporting.

Interdepartmental Communications

18.	Established a process for both credit and finance staff to review the computation of specific impairment allowances under ASC 310-10 – Receivables – Impairment of a Loan and establishing enhanced reporting from core systems available directly to personnel in accounting and finance.

Governance and Management Accountability

19.	Formed a Compliance Committee of the Board to oversee compliance and, later, to respond to the Formal Agreement.

20.	Implemented procedures to track all regulatory compliance through structured matrices.

21.	Engaged qualified independent consultants to assist with compliance with the Formal Agreement, including an assessment of key management roles.

22.	Outsourced the internal audit function to a qualified risk management firm to provide greater independence and depth to the function.

23.	Appointed a Vice Chairman of the Board to provide daily oversight of management on behalf of the full Board and to communicate back to the Board.

24.	Engaged a qualified independent consultant to advise the Board on various regulatory, strategic and operational issues

Suffolk cannot determine the impact of the remediation steps at this time.

Changes in Internal Control over Financial Reporting

There were no changes to the internal control over financial reporting of the company identified in connection with the company’s evaluation referred to above that occurred during the fourth quarter of 2010 that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

PART III

ITEM 10.	Directors and Executive Officers of the Registrant

Pages 3-9 of Registrant’s Proxy Statement for its Annual Meeting of Shareholders to be held on April 12, 2011 is incorporated herein by reference.

EXECUTIVE OFFICERS

Name	Age	Position		Business Experience

J. Gordon Huszagh	58	President & Chief Executive Officer	Feb-09	- Present President, Chief Executive Officer, and Director, Suffolk Bancorp
			Feb-09	- Present President, Chief Executive Officer, and Director, SCNB
			Jan-99	- Mar-09 Chief Financial Officer, Suffolk Bancorp, SCNB
			Jan-99	- Feb-09 EVP, Suffolk Bancorp, SCNB
			Jan-97	- Jan-99 SVP and Chief Financial Officer, SCNB
			Dec-92	- Dec-96 SVP & Comptroller, SCNB
			Dec-88	- Dec-92 VP & Comptroller, SCNB
			Dec-86	- Dec-88 VP, SCNB
			Jan-83	- Dec-86 Auditor, SCNB
			1975	- 1982 Eastern Federal Savings and Loan
Employed by SCNB since January 1983.

Frank D. Filipo	60	Executive Vice President,	Mar-03	- Present EVP, Suffolk Bancorp
		Operating Officer	Mar-03	- Present EVP, Retail Banking, SCNB
			Sep-01	- Mar-03 SVP, Retail Banking, SCNB
			Sep-96	- Sep-01 Regional Administrator, North Fork Bank
			Apr-94	- Sep-96 SVP, Commercial Loans, SCNB
			Jul-84	- Apr-94 EVP, Senior Lending Officer, Bank of the Hamptons, N.A.
			1982	- Jul-84 VP, Commercial Loans, Continental Bank
Employed by SCNB from April 1994 to September 1996 and since September 2001.

ITEM 11.	Executive Compensation

Pages 9-18 of Registrant’s Proxy Statement for its Annual Meeting of Shareholders to be held on April 12, 2011 is incorporated herein by reference.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management

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

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules

The following consolidated financial statements of the Registrant and Subsidiaries, and the accountant’s report thereon, are included on pages 30 through 56 inclusive.

Financial Statements (Consolidated)

Statements of Condition — December 31, 2010 and 2009.

Statements of Income — For the years ended December 31, 2010 and 2009

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: December 20, 2011

/s/ J. Gordon Huszagh
J. Gordon Huszagh
President & Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated

By:	/s/ EDGAR F. GOODALE
Edgar F. Goodale
Chairman of the Board & Director

By:	/s/ J. GORDON HUSZAGH
J. Gordon Huszagh
President, Chief Executive Officer (Principal Executive
Officer), Acting Chief Financial Officer & Director

By:	/s/ JAMES E. DANOWSKI
James E. Danowski
Director

By:	/s/ JOSEPH A. GAVIOLA
Joseph A. Gaviola
Director

By:	/s/ DAVID A. KANDELL
David A. Kandell
Director

By:	/s/ THOMAS S. KOHLMANN
Thomas S. Kohlmann
Director

By:	/s/ TERENCE X. MEYER
Terence X. Meyer
Director

By:	/s/ SUSAN V. B. O’SHEA
Susan V. B. O’Shea
Director

By:	/s/ JOHN D. STARK, JR.
John D. Stark, Jr.
Director

December 20, 2011