Form 10-Q
period 2011-03-31
SUFFOLK BANCORP
filed 2011-12-20
CIK 754673

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

Commission file number 000-13580

SUFFOLK BANCORP

(Exact Name of Registrant as Specified in Its Charter)

New York State	11-2708279
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

4 West Second Street, Riverhead, New York	11901
(Address of Principal Executive Offices)	(Zip Code)

(631) 208-2400

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

9,727,031 SHARES OF COMMON STOCK OUTSTANDING AS OF May 1, 2011

This page left blank intentionally.

SUFFOLK BANCORP AND SUBSIDIARIES

Item 1—Financial Statements

SUFFOLK BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CONDITION AS OF

(in thousands of dollars except for share data)

	March 31, 2011	December 31, 2010
	unaudited	Restated
ASSETS
Cash & Due from Banks	$82,117	$41,149
Federal Reserve Bank Stock	652	652
Federal Home Loan Bank Stock	3,531	3,531
Investment Securities:
Available for Sale, at Fair Value	391,072	396,670
Held to Maturity (Fair Value of $10,546 and $10,703, respectively)
Obligations of States & Political Subdivisions	9,713	9,936
Other Securities	80	80

Total Investment Securities	400,865	406,686

Total Loans	1,098,823	1,112,279
Less: Allowance for Loan Losses	47,539	28,419

Net Loans	1,051,284	1,083,860

Premises & Equipment, Net	25,219	25,548
Other Real Estate Owned, Net	3,261	5,719
Accrued Interest and Loan Fees Receivable	7,946	7,025
Goodwill	814	814
Other Assets	35,529	31,883

TOTAL ASSETS	$1,611,218	$1,606,867

LIABILITIES & STOCKHOLDERS’ EQUITY
Demand Deposits	$482,479	$493,630
Saving, N.O.W. & Money Market Deposits	629,369	601,828
Time Certificates of $100,000 or more	208,739	210,096
Other Time Deposits	94,810	97,199

Total Deposits	1,415,397	1,402,753

Federal Home Loan Bank Borrowings	40,000	40,000
Dividend Payable on Common Stock	—	1,454
Accrued Interest Payable	561	591
Other Liabilities	24,605	25,249

TOTAL LIABILITIES	1,480,563	1,470,047

STOCKHOLDERS’ EQUITY
Common Stock (par value $2.50; 15,000,000 shares authorized; 9,712,070 and 9,692,312 shares outstanding at March 31, 2011 and December 31, 2010, respectively)	34,293	34,236
Surplus	23,788	23,368
Retained Earnings	83,806	91,450
Treasury Stock at Par (4,005,270 and 4,002,158 shares, respectively)	(10,013)	(10,005)

	131,874	139,049
Accumulated Other Comprehensive Loss, Net of Tax	(1,219)	(2,229)

TOTAL STOCKHOLDERS’ EQUITY	130,655	136,820

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$1,611,218	$1,606,867

See accompanying notes to consolidated financial statements.

SUFFOLK BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED

(in thousands of dollars except for share and per share data)

		March 31, 2011	March 31, 2010
		unaudited	unaudited
INTEREST INCOME
Federal Funds Sold & Interest Due from Banks		$16	$2
United States Treasury Securities		70	71
Obligations of States & Political Subdivisions		1,911	1,879
Mortgage-Backed Securities		1,636	2,090
U.S. Government Agency Obligations		154	202
Other Securities		84	100
Loans and Loan Fees		16,448	17,573

Total Interest Income		20,319	21,917

INTEREST EXPENSE
Saving, N.O.W. & Money Market Deposits		634	860
Time Certificates of $100,000 or more		582	801
Other Time Deposits		357	476
Federal Funds Purchased and Repurchase Agreements		—	1
Borrowings		339	533

Total Interest Expense		1,912	2,671

Net Interest Income		18,407	19,246
Provision for Loan Losses		19,971	8,837

Net Interest Income (Loss) After Provision for Loan Losses		(1,564)	10,409

OTHER INCOME
Service Charges on Deposit Accounts		1,005	1,266
Other Service Charges, Commissions & Fees		667	664
Fiduciary Fees		225	307
Other Operating Income		324	271

Total Other Income		2,221	2,508

OTHER EXPENSE
Salaries & Employee Benefits		7,545	7,032
Net Occupancy Expense		1,534	1,428
Equipment Expense		482	533
Outside Services		888	356
FDIC Assessments		1,131	603
Other Real Estate Owned Expense		140	—
Other Operating Expense		2,053	1,931

Total Other Expense		13,773	11,883

(Loss) Income Before Income Taxes		(13,116)	1,034
Benefit from Income Taxes		(5,542)	(498)

NET (LOSS) INCOME		$(7,574)	$1,532

Weighted Average: Common Shares Outstanding		9,705,888	9,634,156
Dilutive Stock Options		—	6,665

Weighted Average Total Common Shares and Dilutive Options		9,705,888	9,640,821

EARNINGS (LOSS) PER COMMON SHARE	Basic	$(0.78)	$0.16
	Diluted	$(0.78)	$0.16

DIVIDENDS PER COMMON SHARE		—	$0.22

See accompanying notes to consolidated financial statements.

SUFFOLK BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED

(in thousands of dollars)

	March 31, 2011	March 31, 2010
	unaudited	unaudited
NET (LOSS) INCOME	$(7,574)	$1,532

ADJUSTMENTS TO RECONCILE NET (LOSS) INCOME TO NET CASH

CASH FLOWS FROM OPERATING ACTIVITIES
Provision for Loan Losses	19,971	8,837
Depreciation & Amortization	656	639
Stock Based Compensation	—	8
Accretion of Discounts	(36)	(41)
Amortization of Premiums	677	691
Increase in Accrued Interest and Loan Fees Receivable	(921)	(744)
Increase in Other Assets	(6,503)	(4,717)
Decrease in Accrued Interest Payable	(30)	(148)
Increase in Income Taxes Payable	2,478	1,998
Increase (Decrease) in Other Liabilities	(1,141)	750

Net Cash Provided by Operating Activities	7,577	8,805

CASH FLOWS FROM INVESTING ACTIVITIES
Principal Payments on Investment Securities	9,097	6,929
Maturities of Investment Securities Available for Sale	1,000	—
Purchases of Investment Securities Available for Sale	(3,287)	(11,040)
Maturities of Investment Securities Held to Maturity	222	101
Purchases of Investment Securities Held to Maturity	—	(1,750)
Loan (Disbursements) & Repayments, Net	12,638	(13,643)
Purchases of Premises & Equipment, Net	(326)	(183)
Disposition of Other Real Estate Owned	2,457	—

Net Cash Provided by (Used in) Investing Activities	21,801	(19,586)

CASH FLOWS FROM FINANCING ACTIVITIES
Net Increase (Decrease) in Deposit Accounts	12,644	(4,407)
Short-term Borrowings, Net	—	19,600
Dividends Paid to Shareholders	(1,454)	(2,115)
Dividend Reinvestment in Common Stock, Net	400	245
Stock Options and Stock Appreciation Rights Exercised	—	209

Net Cash Provided by Financing Activities	11,590	13,532

Net Increase in Cash & Cash Equivalents	40,968	2,751
Cash & Cash Equivalents Beginning of Period	41,149	37,007

Cash & Cash Equivalents End of Period	$82,117	$39,758

Supplemental Disclosure of Cash Flow Information
Cash Received During the Three Month Period for Interest	$19,398	$21,173

Cash Paid During the Three Month Period for:
Interest	$1,942	$2,819
Income Taxes	191	1,697

Total Cash Paid for Interest & Income Taxes	$2,133	$4,516

See accompanying notes to consolidated financial statements.

SUFFOLK BANCORP AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1)	Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated financial statements of Suffolk Bancorp (“Suffolk”) and its consolidated subsidiaries, primarily Suffolk County National Bank (the “Bank”), have been prepared to reflect all adjustments (consisting solely of normally recurring accruals) necessary for a fair presentation of the financial condition and results of operations for the periods presented. Certain information and footnotes normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) have been condensed or omitted. Notwithstanding, management believes that the disclosures are adequate to prevent the information from misleading the reader, particularly when the accompanying consolidated financial statements are read in conjunction with the audited consolidated financial statements and notes thereto included in the Registrant’s restated Annual Report on Form 10-K/A for the year ended December 31, 2010.

The results of operations for the three months ended March 31, 2011 are not necessarily indicative of the results of operations to be expected for the remainder of the year.

Certain prior period accounts have been reclassified to conform to the current period’s presentation.

(2)	Stock-based Compensation

At March 31, 2011, Suffolk had one stock-based employee compensation plan, the Suffolk Bancorp 2009 Stock Incentive Plan (“the Plan”), under which 500,000 shares of Suffolk’s common stock were originally reserved for issuance to key employees and directors, of which none had yet been issued at March 31, 2011. Options are awarded by a committee appointed by the Board of Directors. The Plan provides that the option price shall not be less than the fair value of the common stock on the date the option is granted. All options are exercisable for a period of ten years or less. The Plan provides for but does not require the grant of stock appreciation rights that the holder may exercise instead of the underlying option. When the stock appreciation right is exercised, the underlying option is canceled. The optionee receives shares of common stock or cash with a fair market value equal to the excess of the fair value of the shares subject to the option at the time of exercise (or the portion thereof so exercised) over the aggregate option price of the shares set forth in the option agreement. The exercise of stock appreciation rights is treated as the exercise of the underlying option. Options vest after one year and expire after ten years except as otherwise specified in the option agreement.

Stock-based compensation for all share-based payments to employees, including grants of employee stock options, is recorded in the financial statements based on their fair values. During the three months ended March 31, 2011, no compensation expense was recorded for stock-based compensation. As of March 31, 2011, there was no unrecognized compensation cost related to non-vested options under the Plan.

The following table presents the options granted, exercised, or expired from the 1999 plan during the three months ended March 31, 2011:

	Shares	Wtd. Avg. Exercise
Balance at December 31, 2010	89,500	$30.32
Options granted	—	—
Options exercised	(5,000)	15.50
Options expired or terminated	(23,000)	28.67

Balance at March 31, 2011	61,500	$32.14

The following table presents certain information about the valuation of options outstanding on March 31, 2011 and December 31, 2010:

At, or during,	Three Months Ended March 31, 2011	Year Ended December 31, 2010
Exercisable options (vested)	61,500	89,500
Weighted average fair value of options (Black-Scholes model) at date of grant:	—	—

Black-Scholes Assumptions:
Risk-free interest rate	—	—
Expected dividend yield	—	—
Expected life in years	—	—
Expected volatility	—	—

The following table details contractual weighted-average lives of outstanding options at various prices:

	By range of exercise prices
from to		$28.30 32.90	$34.39 34.95
Outstanding stock options		44,500	17,000
Weighted-average remaining life		5.59	4.23
Weighted-average exercise price		$31.14	$34.79

Exercisable stock options		44,500	17,000
Weighted-average remaining life		5.59	4.23
Weighted-average exercise price		$31.14	$34.79

		Weighted-average
At all prices	Options	price	life (yrs)
Total outstanding(1)	61,500	$32.15	5.21
Total exercisable	61,500	$32.15	5.21

(1)	Options to purchase 61,500 shares of common stock at a price of $28.30 - $34.95 per share were outstanding during the three months ended March 31, 2011, and options to purchase 86,835 shares of common stock at a price of $31.18 - $34.95 per share were outstanding during the three months ended March 31, 2010, but were not included in the computation of diluted earnings per share (“EPS”) on the Consolidated Statements of Operations because of the net loss and the exercise price was greater than the average market price of the common shares, respectively. These options expire beginning in 2013.

(3)	Income Taxes

Suffolk uses an asset and liability approach to accounting for income taxes. The asset and liability approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. Deferred tax assets are recognized if it is more likely than not that a future benefit will be realized. It is management’s position that no valuation allowance is necessary against any of Suffolk’s deferred tax assets. Suffolk accounts for income taxes in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740, “Income Taxes,” which prescribes the recognition and measurement criteria related to tax positions taken or expected to be taken in a tax return. Suffolk had unrecognized tax benefits including interest of approximately $20,000 as of March 31, 2011. Suffolk recognizes interest and penalties accrued relating to unrecognized tax benefits in income tax expense.

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

	March 31, 2011		December 31, 2010 Restated
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash & cash equivalents	$82,117	$82,117	$41,149	$41,149
Investment securities available for sale	391,072	391,072	396,670	396,670
Investment securities held to maturity	9,793	10,546	10,016	10,703
Total loans	1,098,823	1,127,555	1,112,279	1,144,678
Accrued interest and loan fees receivable	7,946	7,946	7,025	7,025
Deposits	1,415,397	1,417,420	1,402,753	1,404,514
Borrowings	40,000	41,190	40,000	41,387
Accrued interest payable	561	561	591	591

Fair value estimates are made at a specific point in time and may be based on judgments regarding losses expected in the future, risk, and other factors that are subjective in nature. The methods and assumptions used to produce the fair value estimates follow.

Short-term financial instruments are valued at the carrying amounts included in the consolidated statements of condition, which are reasonable estimates of fair value due to the relatively short term of the instruments. This approach applies to cash and cash equivalents; accrued interest and loan fees receivable; non-interest-bearing demand deposits; N.O.W., money market, and saving accounts; and accrued interest payable. Federal Home Loan Bank advances/borrowings are measured using a discounted replacement cost of funds approach.

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

The carrying amount and fair value of loans were as follows: (in thousands)

	March 31, 2011		December 31, 2010 Restated
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Commercial, financial & agricultural	$255,607	$259,423	$248,750	$253,153
Commercial real estate	437,302	453,225	431,179	449,418
Real estate construction loans	76,645	77,099	82,720	83,389
Residential mortgages (1st & 2nd liens)	183,971	191,519	195,993	203,909
Home equity loans	83,167	83,187	84,696	84,719
Consumer loans, net of unearned discounts	61,644	62,615	67,814	68,963
Other loans	487	487	1,127	1,127

Totals	$1,098,823	$1,127,555	$1,112,279	$1,144,678

Other assets measured at fair value were as follows: (in thousands)

	March 31, 2011	Fair Value Measurements Using
Description		Active Markets for Identical Assets Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$107,512	$—	$—	$107,512
Other real estate owned	3,261	—	—	3,261
Mortgage servicing rights (1)	1,637	—	—	1,637

Total	$112,410	$—	$—	$112,410

(1)	Mortgage servicing rights are measured at fair value on a recurring basis.

	December 31, 2010	Fair Value Measurements Using
Description		Active Markets for Identical Assets Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans (restated)	$90,825	$—	$—	$90,825
Other real estate owned (restated)	5,719	—	—	5,719
Mortgage servicing rights (1)	1,596	—	—	1,596

Total	$98,140	$—	$—	$98,140

(1)	Mortgage servicing rights are measured at fair value on a recurring basis.

Impaired loans are evaluated and valued at the time the loan is identified as impaired. These loans are measured based on the value of the collateral securing these loans, or techniques that are not based on market activity for loans that are not collateral dependent and require management’s judgment. Collateral may be real estate and/or business assets including equipment, inventory and/or accounts receivable. The value of real estate collateral is determined based on appraisals by qualified licensed appraisers hired by Suffolk. The value of business equipment may be based on an appraisal by qualified licensed appraisers hired by Suffolk if significant, or may be valued based on the equipment’s net book value on the business’ financial statements. Inventory and accounts receivable collateral may be valued based on independent field examiner review or aging reports, if significant. Reviews by field examiners may be conducted based on the loan exposure and reliance on this type of collateral. Appraised and reported values may be discounted based on management’s historical knowledge, changes in market conditions from the time of valuation, and/or management’s expertise and knowledge of the client and client’s business. Impaired loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly, based on the same factors identified above.

The fair value of the investment portfolio, including mortgage-backed securities, was based on quoted market prices or market prices of similar instruments.

The following tables summarize the valuation of financial instruments measured at fair value on a recurring basis in the consolidated statements of condition at March 31, 2011 and December 31, 2010, including the additional requirement to segregate classifications to correspond to the major security type classifications utilized for disclosure purposes: (in thousands)

	March 31, 2011	Fair Value Measurements Using
Description		Active Markets for Identical Assets Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Treasury securities	$8,030	$8,030	$—	$—
U.S. government agency debt	22,268	22,268	—	—
Collateralized mortgage obligations	152,862	—	152,862	—
Mortgage-backed securities	464	—	464	—
Obligations of states and political subdivisions	207,448	—	207,448	—

Total	$391,072	$30,298	$360,774	$—

		Fair Value Measurements Using
Description	December 31, 2010	Active Markets for Identical Assets Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Treasury securities	$8,102	$8,102	$—	$—
U.S. government agency debt	22,495	22,495	—	—
Collateralized mortgage obligations	162,323	—	162,323	—
Mortgage-backed securities	510	—	510	—
Obligations of states and political subdivisions	203,240	—	203,240	—

Total	$396,670	$30,597	$366,073	$—

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

The fair value of certificates of deposit is calculated by discounting cash flows with applicable origination rates. At March 31, 2011, the fair value of certificates of deposit totaling $305,056,000 had a carrying value of $303,549,000.

The fair value of commitments to extend credit was estimated by either discounting cash flows or using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the current creditworthiness of the counterparties.

Credit in the form of revolving open-end lines secured by one-to-four-family residential properties, commercial real estate, construction and land development loans, and lease financing arrangements was $110,364,000 and $123,672,000 as of March 31, 2011 and December 31, 2010, respectively.

The estimated fair value of written financial guarantees and letters of credit is based on fees currently charged for similar agreements. The contractual amounts of these commitments were $51,878,000 and $58,319,000 at March 31, 2011 and December 31, 2010, respectively. The fees charged for the commitments were not material in amount.

(5)	Investment Securities

The amortized cost, estimated fair values, and gross unrealized gains and losses of Suffolk’s investment securities available for sale and held to maturity at March 31, 2011 and December 31, 2010, respectively, were: (in thousands)

	March 31, 2011				December 31, 2010
	Amortized Cost	Estimated Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Amortized Cost	Estimated Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
Available for sale:
U.S. Treasury securities	$8,007	$8,030	$23	$—	$8,014	$8,102	$88	$—
U.S. government agency debt	22,104	22,268	164		22,196	22,495	299	—
Collateralized mortgage obligations	147,780	152,862	6,113	(1,031)	157,179	162,323	6,627	(1,483)
Mortgage-backed securities	408	464	56	—	452	510	58	—
Obligations of states and political subdivisions	198,672	207,448	9,160	(384)	196,578	203,240	7,511	(849)

Balance	376,971	391,072	15,516	(1,415)	384,419	396,670	14,583	(2,332)

Held to maturity:
Obligations of states and political subdivisions	9,713	10,466	756	(3)	9,936	10,623	695	(8)
Other securities	80	80	—	—	80	80	—	—

Balance	9,793	10,546	756	(3)	10,016	10,703	695	(8)

Total investment securities	$386,764	$401,618	$16,272	$(1,418)	$394,435	$407,373	$15,278	$(2,340)

The amortized cost, maturities, and approximate fair value of Suffolk’s investment securities at March 31, 2011 were as follows: (in thousands)

	Available for Sale						Held to Maturity
	U.S. Treasury Securities		U.S. Govt. Agency Debt		Obligations of States & Political Subdivisions		Obligations of States & Political Subdivisions		Other Securities		Total Amortized Cost	Total Fair Value
(1) Maturity (in years)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within 1	$8,007	$8,030	$7,052	$7,143	$—	$—	$2,191	2,198	$—	$—	$17,250	$17,371
After 1 but within 5			15,052	15,125	34,385	36,605	3,718	3,947			53,155	55,677
After 5 but within 10					155,096	161,437	3,804	4,321			158,900	165,758
After 10					9,191	9,406					9,191	9,406
Other Securities									80	80	80	80

Subtotal	8,007	8,030	22,104	22,268	198,672	207,448	9,713	10,466	80	80	238,576	248,292
Collateralized mortgage obligations											147,780	152,862
Mortgage-backed securities											408	464

Total	$8,007	$8,030	$22,104	$22,268	$198,672	$207,448	$9,713	$10,466	$80	$80	$386,764	$401,618

(1)	Maturities shown are stated maturities. Securities backed by mortgages are expected to have substantial periodic prepayments resulting in weighted average lives considerably less than what would be surmised from the table above.

As a member of the Federal Reserve System, the Bank owns Federal Reserve Bank stock with a book value of $652,000. The stock has no maturity and there is no public market for the investment.

As a member of the Federal Home Loan Bank of New York (“FHLB”), the Bank owns FHLB stock with a book value of $3,531,000. As of March 31, 2011, the Bank owns 17,314 shares valued at approximately $1,731,000 as its membership portion. The remaining $1,800,000 in stock is owned based on borrowing activity requirements. The stock has no maturity and there is no public market for the investment. Assets pledged as collateral to FHLB as of March 31, 2011 and December 31, 2010 totaled $321,742,000 and $356,349,000, respectively, consisting of eligible loans and investment securities as determined under FHLB guidelines. The Bank evaluates the FHLB stock for impairment, concluding that there was no impairment as of March 31, 2011.

At March 31, 2011 investment securities carried at $328,017,000 were pledged to secure trust deposits and public funds on deposit.

The table below indicates the length of time individual securities, both held-to-maturity and available-for-sale, have been held in a continuous unrealized loss position at the date indicated: (in thousands)

As of March 31, 2011		Less than 12 months		12 months or longer		Total
Type of securities	Number of Securities	Fair Value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Obligations of states and political subdivisions	48	$23,878	$387	$ — $	—	$23,878	$387
Collateralized mortgage obligations	2	—	—	11,032	1,031	11,032	1,031

Total	50	$23,878	$387	$11,032	$1,031	$34,910	$1,418

As of December 31, 2010		Less than 12 months		12 months or longer		Total
Type of securities	Number of Securities	Fair Value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Obligations of states and political subdivisions	89	$39,836	$857	$—	$—	$39,836	$857
Collateralized mortgage obligations	2	—	—	10,981	1,483	10,981	1,483

Total	91	$39,836	$857	$10,981	$1,483	$50,817	$2,340

Management has considered factors such as market value, cash flows, and analysis of underlying collateral regarding other-than-temporarily impaired securities and determined that there are no other-than-temporarily impaired securities as of March 31, 2011.

The unrealized losses in collateralized mortgage obligations at March 31, 2011 were caused by changes in interest rates, a significant widening of credit spreads across markets for these securities, and illiquidity in the financial markets for these instruments. These securities include two private issues held at a continuous, unrealized loss for more than twelve months. Each of these securities has some level of credit enhancement, and none are collateralized by sub-prime loans. With the assistance of a third party, management reviews the characteristics of these securities periodically, including levels of delinquency and foreclosure, projected losses at various degrees of severity, and credit enhancement and coverage. These securities are performing according to their terms, and, in the opinion of management, will continue to do so.

Suffolk does not have the intent to sell these securities and does not anticipate that it will be necessary to sell these securities before the full recovery of principal and interest due, which may be at maturity. Therefore, Suffolk did not consider these investments to be other-than-temporarily impaired at March 31, 2011.

(6)	Allowance for Loan Losses

In August 2011, in consultation with the Audit Committee, Suffolk’s management determined it was not properly identifying loan losses in the period incurred. This was the result of deficiencies in Suffolk’s internal controls with respect to credit administration and credit risk management, primarily with regard to risk-rating as well as with respect to the timing and recognition of charge-offs, impaired loans, and classified loans. As a result, certain loans should have been considered impaired, charged-off, or classified. The effect of these errors was recorded in the consolidated financial statements as of and for the year ended December 31, 2010 and the quarter ended September 30, 2010.

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

The allowance for loan losses is a valuation allowance for probable incurred credit losses. Loan losses are charged against the allowance when management believes the un-collectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged off.

The allowance consists of specific and general components. The specific component relates to loans that are individually classified as impaired.

A loan is impaired when, based on current information and events, it is probable that Suffolk will be unable to collect all amounts due according to the contractual terms of the loan agreement. Loans for which the terms have been modified resulting in a concession, and for which the borrower is experiencing financial difficulties, are considered troubled debt restructurings and classified as impaired.

Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed.

Commercial and commercial real estate loans over $250,000 are individually evaluated for impairment. However, the independent review of the loan portfolio included selected loans with balances less than $250,000. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral. Large groups of homogeneous loans with smaller individual balances, such as consumer and residential real estate loans, are evaluated collectively for impairment, and accordingly, are not separately identified for impairment disclosures. Troubled debt restructurings are separately identified for impairment disclosures and are measured at the present value of estimated future cash flows using the loan’s effective rate at inception. If a troubled debt restructuring is considered to be “collateral-dependent,” the loan is reported, net, at the fair value of the collateral. For troubled debt restructurings that subsequently default, Suffolk determines the amount of reserve in accordance with the accounting policy for the allowance for loan losses.

The general component covers non-impaired loans and is based on historical loss experience, adjusted for qualitative factors. The historical loss experience is determined by portfolio segment, and is based on the actual loss history experienced by Suffolk over the historical loan loss period which is a rolling twelve month period. This actual loss experience is supplemented with other qualitative factors based on the risks present for each portfolio segment. These qualitative factors include consideration of the following: levels of and trends in delinquencies and impaired loans; levels of and trends in charge-offs and recoveries; trends in volume and terms of loans; effects of any changes in risk selection and underwriting standards; other changes in lending policies, procedures, and practices; experience, ability, and depth of lending management and other relevant staff; national and local economic trends and conditions; industry conditions; and effects of changes in credit concentrations. The following portfolio segments have been identified:

•	Commercial, financial & agricultural loans

•	Commercial real estate mortgages

•	Real estate — construction loans

•	Residential mortgages (1st and 2nd liens)

•	Home equity loans

•	Consumer loans

This amount is determined by applying historical loss factors to pools of loans within the portfolio having similar risk characteristics.

In addition, the qualitative factors are considered for areas of concern that cannot be fully quantified in the allocation based on historical net charge-off ratios. Qualitative factors include:

•	Economic outlook

•	Trends in delinquency and problem loans

•	Changes in loan volume and nature of terms of loans

•	Effects of changes in lending policy

•	Experience, ability, and depth of lending management and staff

•	Concentrations of credit

•	Effectiveness of loan review processes

•	Changes in value of underlying collateral

•	Competition, regulation, and other external factors

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

Delinquent, non-performing, and classified loans have trended upward as charge-off activity has increased. These are primary factors in the determination of the allowance.

At March 31, 2011, non-performing loans and past due restructured loans totaled $48,339,000 as compared to $28,991,000 at December 31, 2010. When compared to total loans, non-performing loans rose to 4.40 percent at March 31, 2011, up from 2.61 percent at December 31, 2010. Commercial mortgages and commercial real estate construction loans were primarily responsible for the increase. Non-performing loans include all non-accrual loans.

The following table presents information about the allowance for loan losses: (in thousands of dollars except for ratios)

Period Ended:	Three Months Ended March 31, 2011	Year Ended December 31, 2010 Restated
Allowance for loan losses, January 1,	$28,419	$12,333
Loans charged-off:
Commercial, financial & agricultural loans	727	8,501
Commercial real estate mortgages	—	2,788
Real estate construction loans	—	3,548
Residential mortgages (1st and 2nd liens)	48	769
Home equity loans	70	315
Consumer loans	57	317
Other loans	—	—

Total Charge-offs	$902	$16,238

Loans recovered after being charged-off	Three Months Ended March 31, 2011	Year Ended December 31, 2010 Restated
Commercial, financial & agricultural loans	37	69
Commercial real estate mortgages	—	—
Real estate construction loans	—	—
Residential mortgages (1st and 2nd liens)	—	—
Home equity loans	—	—
Consumer loans	14	118
Other loans	—	—

Total recoveries	$51	$187

Net loans charged-off	851	16,051
Reclass to allowance for contingent liabilities	—	51
Provision for loan losses	19,971	32,086

Allowance for loan losses, Ending Balance	$47,539	$28,419

Further information pertaining to the allowance for loan losses at March 31, 2011 is as follows: (in thousands)

	Commercial, financial, and agricultural	Commercial real estate	Real estate construction loans	Residential mortgages (1st and 2nd liens)	Home equity loans	Consumer loans	Total
Allowance for loan losses:
Ending balance (total allowance)	$27,642	$10,599	$5,694	$615	$2,282	$707	$47,539
Ending balance: individually evaluated for impairment	7,764	5,934	1,578	—	—	—	15,276
Ending balance: collectively evaluated for impairment	19,878	4,665	4,116	615	2,282	707	32,263
Loan balances:
Ending balance (loan portfolio) (1)	$255,607	$437,302	$76,645	$183,971	$83,167	$61,644	$1,098,336
Ending balance: individually evaluated for impairment	21,317	60,299	30,648	6,845	3,508	171	122,788
Ending balance: collectively evaluated for impairment	234,290	377,003	45,997	177,126	79,659	61,473	975,548

(1)	Other loans of $487, not included here, consist of overdraft advances, nearly all of which have been repaid subsequent to period-end.

Further information pertaining to the allowance for loan losses (restated) at December 31, 2010 is as follows: (in thousands)

	Commercial, financial, and agricultural	Commercial real estate	Real estate construction loans	Residential mortgages (1st and 2nd liens)	Home equity loans	Consumer loans (2)	Total
Allowance for loan losses:
Ending balance (total allowance)	$13,826	$9,226	$3,177	$519	$1,392	$279	$28,419
Ending balance: individually evaluated for impairment	2,845	5,636	935	—	—	—	9,416
Ending balance: collectively evaluated for impairment	10,981	3,590	2,242	519	1,392	279	19,003
Loan balances:
Ending balance (loan portfolio) (1)	$248,750	$431,179	$82,720	$195,993	$84,696	$67,814	$1,111,152
Ending balance: individually evaluated for impairment	17,277	51,540	26,897	3,466	986	75	100,241
Ending balance: collectively evaluated for impairment	231,473	379,639	55,823	192,527	83,710	67,739	1,010,911

(1)	Other loans of $1,127, not included here, consist of overdraft advances, nearly all of which have been repaid subsequent to period-end.
(2)	Net of unearned discount totalling $28 at December 31, 2010.

The following is a summary of current and past due loans at March 31, 2011: (in thousands)

	30-59 days past due	60-89 days past due	90 days and over past due	Total past due	Current	Total loans
Commercial:
Commercial, financial, and agricultural	$2,601	$1,142	$6,790	$10,533	$245,074	$255,607
Commercial real estate	9,494	1,857	21,720	33,071	404,231	437,302
Real estate construction loans	—	—	10,640	10,640	66,005	76,645
Consumer:
Residential mortgages (1st and 2nd liens)	1,468	214	5,510	7,192	176,779	183,971
Home equity loans	755	107	3,508	4,370	78,797	83,167
Consumer loans	328	78	171	577	61,067	61,644

Total (1)	$14,646	$3,398	$48,339	$66,383	$1,031,953	$1,098,336

(1)	Other loans of $487, not included here, consisted of overdraft loans, nearly all of which had been repaid subsequent to period-end.

The following is a summary of current and past due loans (restated) at December 31, 2010: (in thousands)

	30-59 days past due	60-89 days past due	90 days and over past due	Total past due	Current	Total loans
Commercial:
Commercial, financial, and agricultural	$212	$81	$2,382	$2,675	$246,075	$248,750
Commercial real estate	4,375	243	11,601	16,219	414,960	431,179
Real estate construction loans	—	—	10,481	10,481	72,239	82,720
Consumer:
Residential mortgages (1st and 2nd liens)	2,162	1,934	3,466	7,562	188,431	195,993
Home equity loans	637	1,140	986	2,763	81,933	84,696
Consumer loans (2)	408	108	75	591	67,223	67,814

Total (1)	$7,794	$3,506	$28,991	$40,291	$1,070,861	$1,111,152

(1)	Other loans of $1.127, not included here, consist of overdraft advances, nearly all of which have been repaid subsequent to period-end.
(2)	Net of unearned discount totalling $28 at December 31, 2010.

The following is a summary of impaired loans: (in thousands)

	March 31, 2011				December 31, 2010 Restated
	Impaired Loans with Valuation Reserves	Impaired Loans without Valuation Reserves	Total Impaired Loans	Total Valuation Reserves	Impaired Loans with Valuation Reserves	Impaired Loans without Valuation Reserves	Total Impaired Loans	Total Valuation Reserves
Commercial, financial & agricultural loans	$15,662	$5,655	$21,317	$7,764	$8,227	$9,050	$17,277	$2,845
Commercial real estate mortgages	34,556	25,743	60,299	5,934	34,301	17,239	51,540	5,636
Real estate construction loans	9,872	20,776	30,648	1,578	6,569	20,328	26,897	935
Residential mortgages (1st and 2nd liens)	—	6,845	6,845	—	—	3,466	3,466	—
Home equity loans	—	3,508	3,508	—	—	986	986	—
Consumer loans	—	171	171	—	—	75	75	—

Total	$60,090	$62,698	$122,788	$15,276	$49,097	$51,144	$100,241	$9,416

	Quarter ended March 31, 2011	Year ended December 31, 2010 Restated

Average investment in impaired loans	$111,515	$63,101

	Quarter ended March 31, 2011	Quarter ended March 31, 2010
Interest income recognized on impaired loans	$1,071	$547
Interest income recognized on a cash basis on impaired loans	$—	$—

The following is a summary of information pertaining to impaired and non-accrual loans: (in thousands)

	March 31, 2011	December 31, 2010 Restated
Impaired loans without a valuation allowance	$62,698	$51,144
Impaired loans with a valuation allowance	60,090	49,097

Total impaired loans	122,788	100,241

Valuation allowance related to impaired loans	$15,276	$9,416
Total non-accrual loans (1)	48,339	28,991
Total loans past due 90 days or more and still accruing	—	—
Troubled debt restructurings accruing interest	8,417	11,904
Troubled debt restructurings - nonaccruing	22,321	12,140

(1)	Includes troubled debt restructurings of $12,140 on December 31, 2010 and $22,321 on March 31, 2011

Additional interest income of approximately $801,000 and $428,000, respectively, would have been recorded during the three months ended March 31, 2011 and March 31, 2010, respectively, if the loans had performed in accordance with their original terms.

A total of $5,419,000 is committed to be advanced in connection with impaired loans as of March 31, 2011.

The following table summarizes loan balances and allocates the allowance for loan losses by risk rating as of March 31, 2011: (in thousands)

	Commercial, financial, and agricultural	Commercial real estate	Real estate construction loans		Residential mortgages (1st and 2nd liens)	Home equity loans	Consumer loans	Total
Unimpaired loans:
Total pass loans (1)	$163,983	$259,428	$12,069		$177,126	$79,659	$61,473	$753,738
Loss factor (2)	9.13%	1.22%	8.93%		0.35%	2.86%	1.15%	3.03%

Reserve	14,979	3,167	1,078		615	2,282	707	22,828
Total special mention loans	31,253	74,105	13,627		—	—	—	118,985
Loss factor	7.20%	1.27%	8.95%					3.71%

Reserve	2,249	944	1,220		—	—	—	4,413
Total substandard loans	39,054	43,470	20,301		—	—	—	102,825
Loss factor	6.79%	1.27%	8.96%					4.88%

Reserve	2,650	554	1,818		—	—	—	5,022
Impaired loans:
Total substandard loans	20,286	60,299	29,819		6,845	3,508	171	120,928
Loss factor	33.76%	9.84%	2.51	%(3)				11.19%

Reserve	6,849	5,934	749		—	—	—	13,532
Total doubtful loans	1,031	—	829		—	—	—	1,860
Loss factor	88.75%		100.00%					93.76%

Reserve	915	—	829		—	—	—	1,744

Total unimpaired loans	$234,290	$377,003	$45,997		$177,126	$79,659	$61,473	$975,548
Total reserve on unimpaired loans	$19,878	$4,665	$4,116		$615	$2,282	$707	$32,263

(1)	Risk-graded loans 1 to 4. Other loans of $487, not included here, consist of overdraft advances, nearly all of which have been repaid subsequent to March 31, 2011.
(2)	Loss factor calculation is specific reserves as a percentage of balance for a portfolio segment.
(3)	Loss factor is driven by higher collateral positions and charge offs taken within this portfolio segment.

The following table summarizes loan balances and allocates the allowance for loan losses by risk rating (restated) as of December 31, 2010: (in thousands)

	Commercial, financial, and agricultural	Commercial real estate	Real estate construction loans		Residential mortgages (1st and 2nd liens)	Home equity loans	Consumer loans(4)	Total
Unimpaired loans:
Total pass loans (1)	$202,926	$314,447	$39,530		$192,527	$83,710	$67,739	$900,879
Loss factor (2)	4.80%	0.95%	3.96%		0.27%	1.66%	0.41%	1.83%

Reserve	9,731	2,996	1,567		519	1,392	279	16,484
Total special mention loans	6,291	28,823	1,773		—	—	—	36,887
Loss factor	4.43%	0.91%	4.12%					1.67%

Reserve	279	263	73		—	—	—	615
Total substandard loans	22,256	36,369	14,520		—	—	—	73,145
Loss factor	4.36%	0.91%	4.15%					2.60%

Reserve	971	331	602		—	—	—	1,904
Impaired loans:
Total substandard loans	16,792	51,540	26,226		3,466	986	75	99,085
Loss factor	14.37%	10.94%	1.01	%(3)				8.39%

Reserve	2,413	5,636	264		—	—	—	8,313
Total doubtful loans	485	—	671		—	—	—	1,156
Loss factor	89.07%		100.00%					95.42%

Reserve	432	—	671		—	—	—	1,103

Total unimpaired loans	$231,473	$379,639	$55,823		$192,527	$83,710	$67,739	$1,010,911
Total reserve on unimpaired loans	$10,981	$3,590	$2,242		$519	$1,392	$279	$19,003

(1)	Risk-graded loans 1 to 4. Other loans of $1,127, not included here, consist of overdraft advances, nearly all of which have been repaid subsequent to year-end.
(2)	Loss factor calculation is specific reserves as a percentage of balance for a portfolio segment.
(3)	Loss factor is driven by higher collateral positions and charge offs taken within this portfolio segment.
(4)	Net of unearned discounts totalling $28 at December 31, 2010.

The following table summarizes the allowance for loan losses by loan type as of March 31, 2011: (in thousands)

Allowance for loan losses	Commercial, financial & agricultural loans	Commercial real estate mortgages	Real estate construction loans	Residential mortgages (1st and 2nd liens)	Home equity loans	Consumer loans	Total
Beginning balance (restated)	$13,826	$9,226	$3,177	$519	$1,392	$279	$28,419
Total charge-offs	(727)	—	—	(48)	(70)	(57)	(902)
Total recoveries	37	—	—	—	—	14	51
Provision for loan losses	14,506	1,373	2,517	144	960	471	19,971

Ending balance	$27,642	$10,599	$5,694	$615	$2,282	$707	$47,539

Credit Quality Information

The Bank utilizes an eight-grade risk-rating system for commercial loans, commercial real estate and construction loans as follows:

Risk	Grade 1 Excellent:

Loans secured by liquid collateral, such as certificates of deposit, reputable bank letters of credit, or other cash equivalents; loans that are guaranteed or otherwise backed by the full faith and credit of the United States government or an agency thereof, such as the Small Business Administration; or loans to any publicly held company with a current long-term debt rating of A or better.

Risk	Grade 2 Good:

Loans to businesses that have strong financial statements containing an unqualified opinion from a CPA firm and at least three consecutive years of profits; loans supported by un-audited financial statements containing strong balance sheets, five consecutive years of profits, a five-year satisfactory relationship with the Bank, and key balance sheet and income statement trends that are either stable or positive; loans secured by publicly traded marketable securities where there is no impediment to liquidation; loans to individuals backed by liquid personal assets, established credit history, and unquestionable character; or loans to publicly held companies with current long-term debt ratings of Baa or better.

Risk	Grade 3 Satisfactory:

Loans supported by financial statements (audited or un-audited) that indicate average or slightly below average risk and having some deficiency or vulnerability to changing economic conditions; loans with some weakness but offsetting features of other support are readily available; loans that are meeting the terms of repayment, but which may be susceptible to deterioration if adverse factors are encountered.

Loans may be graded Satisfactory when there is no recent information on which to base a current risk evaluation and the following conditions apply:

•	At inception, the loan was properly underwritten, did not possess an unwarranted level of credit risk, and the loan met the above criteria for a risk grade of Excellent, Good, or Satisfactory;

•	At inception, the loan was secured with collateral possessing a loan value adequate to protect the Bank from loss.

•	The loan has exhibited two or more years of satisfactory repayment with a reasonable reduction of the principal balance.

•

During the period that the loan has been outstanding, there has been no evidence of any credit weakness. Some examples of weakness include slow payment, lack of cooperation by the borrower, breach of loan covenants, or

•	The borrower is in an industry known to be experiencing problems. If any of these credit weaknesses is observed, a lower risk grade may be warranted.

Risk	Grade 4 Satisfactory/Monitored:

Loans in this category are considered to be of acceptable credit quality, but contain greater credit risk than satisfactory loans due to weak balance sheets, marginal earnings or cash flow, or other uncertainties. These loans warrant a higher than average level of monitoring to ensure that weaknesses do not advance. The level of risk in a Satisfactory/Monitored loan is within acceptable underwriting guidelines so long as the loan is given the proper level of management supervision.

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

The following table identifies credit risk by the internally assigned grade at March 31, 2011: (in thousands)

	Credit Risk Profile By Internally Assigned Grade
	Commercial Credit Exposure			Consumer Credit Exposure
	Commercial, financial, and agricultural	Commercial real estate	Real estate construction loans	Residential mortgages (1st and 2nd liens)	Home equity loans	Consumer loans	Total
Grade:
Pass (1)	$163,983	$259,428	$12,069	$177,126	$79,659	$61,473	$753,738
Special mention	31,253	74,105	13,627	—	—	—	118,985
Substandard	59,340	103,769	50,120	6,845	3,508	171	223,753
Doubtful	1,031	—	829	—	—	—	1,860

Total	$255,607	$437,302	$76,645	$183,971	$83,167	$61,644	$1,098,336

(1)	Other loans of $487, not included here, consist of overdraft advances, nearly all of which have been repaid subsequent to March 31, 2011.

The following table identifies credit risk by the internally assigned grade (restated) at December 31, 2010: (in thousands)

	Credit Risk Profile By Internally Assigned Grade
	Commercial Credit Exposure			Consumer Credit Exposure
	Commercial, financial, and agricultural	Commercial real estate	Real estate construction loans	Residential mortgages (1st and 2nd liens)	Home equity loans	Consumer loans (2)	Total
Grade:
Pass (1)	$202,926	$314,447	$39,530	$192,527	$83,710	$67,739	$900,879
Special mention	6,291	28,823	1,773	—	—	—	36,887
Substandard	39,048	87,909	40,746	3,466	986	75	172,230
Doubtful	485	—	671	—	—	—	1,156

Total	$248,750	$431,179	$82,720	$195,993	$84,696	$67,814	$1,111,152

(1)	Other loans of $1,127, not included here, consist of overdraft advances, nearly all of which have been repaid subsequent to December 31, 2010.
(2)	Net of unearned discounts totalling $28 at December 31, 2010.

The following table summarizes as of March 31, 2011 loans that have been restructured during the period presented: (dollars in thousands)

	For the three months ended March 31, 2011
Troubled Debt Restructurings	# of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial, financial, and agricultural	15	$2,795	$2,795
Commercial, secured by real estate	3	3,802	3,802
Real estate construction loans	0	—	—
Residential mortgages	0	—	—
Home Equity	0	—	—
Consumer	2	34	34

	20	$6,631	$6,631

The following table summarizes as of March 31, 2011, loans that were restructured that have subsequently defaulted within the last twelve months: (dollars in thousands)

Defaulted Troubled Debt Restructurings	# of Loans	Recorded Investment
Commercial, financial, and agricultural	23	$769
Commercial, secured by real estate	4	9,703
Real estate construction loans	1	5,875
Residential mortgages	3	1,169
Home Equity	0	—
Consumer	4	23

	35	$17,539

Defaulted restructured loans include 14 contracts with zero balances: 12 commercial, financial, and agricultural loans, one commercial loan secured by real estate and one consumer loan. One of the commercial, financial, and agricultural loans was paid off, the remaining 13 were charged off.

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

The following table summarizes the changes in accumulated other comprehensive loss: (in thousands)

For the period ended,	March 31, 2011	December 31, 2010
Balance January 1,	$(2,229)	$(1,707)
Net change in unrealized net gain on investment securities, net of tax	1,099	2,122
Reclassification of gains on sales of securities recognized, net of tax	—	(223)
Postretirement plan projected benefit obligation	(89)	(2,421)

Total accumulated other comprehensive loss	$(1,219)	$(2,229)

The unrealized gain on investment securities at March 31, 2011 is mainly attributable to an increase of $1,255,000 in the market value of obligations of state and political subdivisions. This is offset by decreases of $80,000 in the market value of U.S. government agency debt, $38,000 in the market value of U.S. treasury securities, and $38,000 in the market value of collateralized mortgage obligations.

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

Suffolk presents information concerning net periodic defined benefit pension expense for the three months ended March 31, 2011 and 2010, including the following components: (in thousands)

For the three months ended,	March 31, 2011	March 31, 2010
Service cost	$545	$451
Interest cost	562	510
Expected return on plan assets	(560)	(538)
Amortization of prior service cost	244	181

Net periodic benefit expense	$791	$604

There is no minimum required contribution for the pension plan year ending September 30, 2011. There were no additional contributions required to be made to the plan in the three months ended March 31, 2011.

(9)	Recent Accounting Pronouncements

In January 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-01, which temporarily delays the effective date of the required disclosures about troubled debt restructurings contained in ASU No. 2010-20. The delay is intended to allow the FASB additional time to deliberate what constitutes a troubled debt restructuring. All other amendments contained in ASU No. 2010-20 are effective as issued. Adoption of this update did not have a material effect on Suffolk’s results of operations or financial condition.

In April 2011, the FASB issued ASU No. 2011-02, which amends the authoritative accounting guidance under ASC Topic 310 “Receivables.” The update provides clarifying guidance as to what constitutes a troubled debt restructuring. The update provides clarifying guidance on a creditor’s evaluation of the following: (1) how a restructuring constitutes a concession; and (2) if the debtor is experiencing financial difficulties. The amendments in this update are effective for the first interim or annual period beginning on or after June 15, 2011, or July 1, 2011 as to Suffolk, and should be applied retrospectively to the beginning of the annual period of adoption. In addition, disclosures about troubled debt restructurings which were delayed by the issuance of ASU No. 2011-01, are effective for interim and annual periods beginning on or after June 15, 2011. Adoption of this update did not have a material effect on Suffolk’s results of operations or financial condition.

In April 2011, the FASB issued ASU No. 2011-03, which amends the authoritative accounting guidance under ASC Topic 860 “Transfers and Servicing.” The amendments in this update remove from the assessment of effective control (1) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee, and (2) the collateral maintenance implementation guidance related to that criterion. The amendments in this update are effective for the first interim or annual period beginning on or after December 15, 2011, and should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. Early adoption is not permitted. Adoption of this update is not expected to have a material effect on Suffolk’s results of operations or financial condition.

In May 2011, the FASB issued ASU No. 2011-04, which amends the authoritative accounting guidance under ASC Topic 820 “Fair Value Measurement” to more closely align GAAP with International Financial Reporting Standards (“IFRS”). This standard requires the disclosure of: (1) the reason for the measurement for both recurring and nonrecurring fair value measurements; (2) all transfers between levels of the fair value hierarchy must be separately reported and described; (3) for all Level 2 and Level 3 fair value measurements, a description of the valuation technique(s) and the inputs used in those measurements; (4) For Level 3 measurements, the quantitative information about the significant unobservable inputs used in those measurements; and (5) A description of the valuation processes used in Level 3 fair value measurements, as well as narrative descriptions about those measurement’s sensitivity to changes in unobservable inputs if such changes would significantly alter the fair value measurement. The amendment is effective for interim and annual periods beginning after December 15, 2011 and early application is not permitted. Adoption of this update is not expected to have a material effect on Suffolk’s results of operations or financial condition.

In June 2011, the FASB issued ASU No. 2011-05 in order to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. This standard eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. This update requires all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income. This update is effective for public companies for fiscal years ending after December 31, 2011. Early adoption is permitted because compliance with the amendments is already permitted. The amendments in this Update should be applied retrospectively. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, or January 1, 2012 as to Suffolk. Adoption of this update is not expected to have a material effect on Suffolk’s results of operations or financial condition.

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

The Bank is subject to individual minimum capital ratios (“IMCR’s”) established by the OCC requiring Tier 1 Leverage Capital equal to at least 8.00 percent of adjusted total assets; Tier 1 Risk-based Capital equal to at least 10.50 percent of risk-weighted assets; and Total Risk Based Capital equal to at least 12.00 percent of risk-weighted assets. At March 31, 2011, management believes the Bank met two of the three IMCR’s: Tier 1 Capital was 10.97 percent of risk-weighted assets and Total Risk Based Capital was 12.25 percent of risk-weighted assets. The Bank did not meet the IMCR for the Tier 1 Leverage ratio as Tier 1 capital was 7.90 percent of adjusted total assets at March 31, 2011. At June 30, 2011, the Bank met two of the IMCR’s: Tier 1 Capital was 11.59 percent of risk-weighted assets and Total Risk Based Capital was 12.88 percent of risk-weighted assets. The Bank did not meet the IMCR for the Tier 1 leverage ratio as Tier 1 capital was 7.98 percent of adjusted total assets at June 30, 2011. The Bank met all three IMCR’s at September 30, 2011: Tier 1 Capital was 8.50 percent of adjusted total assets, Tier 1 Capital was 12.53 percent of risk-weighted assets, and Total Risk Based Capital was 13.82 percent of risk-weighted assets. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements.

The Bank has notified its primary regulator that the Bank did not meet the IMCR for the Tier 1 Leverage ratio as of March 31, 2011 and June 30, 2011 but was in compliance as of September 30, 2011 requiring no further plan of action.

At March 31, 2011, Suffolk’s Tier 1 capital ratio was 7.94 percent of adjusted total assets, Tier 1 capital ratio was 11.04 percent of risk-weighted assets, and Total Risk Based capital ratio was 12.32 percent of risk-weighted assets.

The ability of the Bank to pay dividends to Suffolk is subject to certain regulatory restrictions. Generally, dividends declared in a given year by a national bank are limited to its net profit, as defined by regulatory agencies, for that year, combined with its retained net income for the preceding two years, less any required transfer to surplus or to fund for the retirement of any preferred stock of which the Bank has none as of March 31, 2011. In addition, a national bank may not pay any dividends in an amount greater than its undivided profits and a national bank may not declare any dividends if such declaration would leave the Bank inadequately capitalized. Therefore, the ability of the Bank to declare dividends will depend on its future net income and capital requirements. In addition, under the Agreement the Bank is required to establish a dividend policy that will permit the declaration of a dividend only when the Bank is in compliance with its capital program and with the prior written determination of no supervisory objection by the OCC.

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

(11)	Legal Proceedings

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

Item 2—MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

For the Three Month Periods ended March 31, 2011 and 2010

Recent Developments

With respect to the first quarter of 2011, the key reason for the performance is the provision for loan losses of $19,971,000 which was an increase of 126.0 percent from the provision of $8,837,000 for the first quarter of 2010.

At Suffolk, net interest income decreased $839,000, or 4.4 percent compared to the first quarter of 2010. The decline in net interest income was driven by declines in both yields and balances of earning assets, and also by the temporary reinvestment of liquidity in low-yielding fed funds and bank deposits, offset by an improvement in the Bank’s cost of funds. See table on page 28. Interest income decreased $1,598,000, or 7.3 percent, and interest expense decreased $759,000, or 28.4 percent. The net interest margin decreased to 4.99 percent in the first quarter of 2011, down from 5.02 percent during the first quarter of 2010. The provision for loan losses increased by 126.0 percent over the first quarter of 2010, from $8,837,000 to $19,971,000.

In August 2011, in consultation with the Audit Committee, Suffolk’s management determined it was not properly identifying loan losses in the period incurred. This was the result of deficiencies in Suffolk’s internal controls with respect to credit administration and credit risk management, primarily with regard to risk-rating as well as with respect to the timing and recognition of charge-offs, impaired loans, and classified loans. As a result, certain loans should have been considered impaired, charged-off, or classified. The effect of these errors were recorded in the consolidated financial statements as of and for the year ended December 31, 2010 and the quarter ended September 30, 2010. At March 31, 2011, Suffolk had $48,339,000 of non-performing loans, $41,378,000 of which was secured by collateral valued at approximately $73,019,000, having an average loan-to-value ratio of approximately 57 percent. The unsecured portion of $6,961,000 amounted to 66 basis points of net loans at quarter end. To determine the adequacy of the allowance for loan losses Suffolk considered the status of non-performing loans on its books. Although Suffolk continues to work with borrowers to ensure the collection of nonperforming credits, some of these loans were being paid more slowly than originally anticipated. Non-performing loans secured by commercial real estate totaled $21,721,000, or 44.9 percent of total non-performing loans. The allowance is established through a provision for loan losses based on management’s evaluation of the risk inherent in the various components of the loan portfolio and other factors, including Suffolk’s own historical loan loss experience as well as Suffolk’s peer bank loss experiences.

Non-performing assets as a percent of total assets were 185 basis points at March 31, 2010; 212 basis points at June 30, 2010; 191 basis points at September 30, 2010; 216 basis points at December 31, 2010; and 320 basis points at March 31, 2011. Non-performing loans to total loans amounted to 270 basis points at March 31, 2010; 311 basis points at June 30, 2010; 283 basis points at September 30, 2010; 261 basis points at December 31, 2010; and 440 basis points at March 31, 2011. However, as they remain non-accruing over a period of time, on the basis of objective and selective criteria, Suffolk may or may not elect to charge these and other loans off prudentially, even when they remain in collection and there is the reasonable remaining expectation of the recovery of amounts owed and expenses incurred in collection. These charge-offs may or may not mirror trends, on a trailing basis, in ratios of non-performing assets to total assets and non-performing loans to total loans. The amounts charged off may be substantial in comparison with Suffolk’s past loss history, although they may result in net recoveries at some point in the future if the economy improves and borrowers’ financial conditions strengthen, although there can be no assurance that this will happen. Further discussion concerning the determination of the provision for loan losses is found in the following under the caption, “Allowance for Loan Losses.”

Basic Performance and Current Activities

There was no return on average equity for the first quarter of 2011, compared to 4.45 percent during the first quarter of 2010, and basic earnings(loss)-per-share decreased from $0.16 in the first quarter of 2010 to $(0.78) in the first quarter of 2011. The decrease was primarily driven by the increase of our provision for loan losses.

Continuing managerial emphasis included:

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

•

Managing net loan charge-offs and non-performing loans. During the first quarter of 2011, net charge-offs amounted to 3.38 percent of average net loans, on an annualized basis. Non-performing loans, those more than 90 days past due, increased. Lending staff’s first efforts continue to be directed to the management of such credits, and then to developing new business with an emphasis on the most profitable customer relationships.

•

Managing the investment portfolio in a difficult rate environment, reducing balances of municipal securities to moderate concentration risk, and paying down advances from the Federal Home Loan Bank to reduce liabilities, and increase leverage capital ratios, which was accomplished during the second quarter of 2011.

Net Income (Loss)

Net loss was $(7,574,000) for the first quarter of 2011, down 594 percent from $1,532,000 posted during the same period last year. Basic and diluted loss-per-share for the quarter was $(0.78) versus earnings-per-share of $0.16, a decrease of 588 percent. The key reason for the decline was a substantial provision for loan losses, in addition to a decline in net interest income of $839,000, from $19,246,000 to $18,407,000.

Interest Income

Interest income was $20,319,000 for the first quarter of 2011, down 7.3 percent from $21,917,000 posted for the same quarter in 2010. Average net loans during the first quarter of 2011 totaled $1,113,812,000 compared to $1,149,479,000 for the same period of 2010. During the first quarter of 2011, the yield on a fully taxable-equivalent basis was 5.48 percent on average earning assets of $1,555,324,000, down from 5.68 percent on average earning assets of $1,612,741,000 during the first quarter of 2010.

Interest Expense

Interest expense for the first quarter of 2011 was $1,912,000, down 28.4 percent from $2,671,000 for the same period of 2010. During the first quarter of 2011, the cost of funds was 0.79 percent on average interest-bearing liabilities of $970,365,000, down from 0.99 percent on average interest-bearing liabilities of $1,079,064,000 during the first quarter of 2010. Interest expense decreased due to decreased rates paid for all interest-bearing liabilities, in addition to a decrease in average borrowings outstanding.

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

Net Interest Income

Net interest income, before the provision for loan losses, is the largest component of Suffolk’s earnings. It was $18,407,000 for the first quarter of 2011, down 4.4 percent from $19,246,000 during the same period of 2010. The net interest margin for the quarter, on a fully taxable-equivalent basis, was 4.99 percent compared to 5.02 percent for the same period of 2010.

As part of its de-leveraging strategy, in June 2011 Suffolk pre-paid a $40 million borrowing from the Federal Home Loan Bank of New York and incurred a $1 million pre-payment penalty. Suffolk also sold approximately $40 million of investment securities in June 2011 realizing a gain of $1.6 million. These transactions were recorded in the second quarter of 2011.

The following table details the components of Suffolk’s net interest income for the quarter on a taxable-equivalent basis: (in thousands)

Quarters ended March 31,	2011			2010
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
INTEREST-EARNING ASSETS
U.S. Treasury securities	$8,077	$72	3.55%	$8,320	$72	3.46%
Collateralized mortgage obligations	158,526	1,628	4.11	191,561	2,080	4.34
Mortgage backed securities	509	8	6.34	597	10	6.70
Obligations of states and political subdivisions	213,246	2,904	5.45	207,369	2,854	5.51
U.S. government agency obligations	22,407	154	2.75	43,223	202	1.87
Other securities	4,397	84	7.61	9,803	100	4.08
Federal funds sold and interest bearing bank deposits	34,350	16	0.19	2,389	2	0.33
Loans, net of allowance for loan losses
Commercial, financial & agricultural loans	258,536	3,717	5.75	264,804	3,812	5.76
Commercial real estate mortgages	440,361	6,882	6.25	381,953	6,399	6.70
Real estate construction loans	82,420	1,133	5.50	128,307	1,988	6.20
Residential mortgages (1st and 2nd liens)	184,762	2,793	6.05	207,904	3,134	6.03
Home equity loans	83,631	831	3.97	82,502	841	4.08
Consumer loans	63,498	1,092	6.88	80,108	1,399	6.99
Other loans (overdrafts)	604	—	—	3,901	—	—

Total interest-earning assets	$1,555,324	$21,314	5.48%	$1,612,741	$22,893	5.68%

Cash and due from banks	$37,882			$38,854
Other non-interest-earning assets	53,838			73,804

Total assets	$1,647,044			$1,725,399
INTEREST-BEARING LIABILITIES
Saving, N.O.W. and money market deposits	$627,944	$634	0.40%	$585,181	$860	0.59%
Time deposits	299,158	939	1.26	326,386	1,277	1.57

Total saving and time deposits	927,102	1,573	0.68	911,567	2,137	0.94
Federal funds purchased and securities sold under agreement to repurchase	280	—	0.55	1,000	—	—
Other borrowings	42,983	339	3.16	166,497	534	1.28

Total interest-bearing liabilities	$970,365	$1,912	0.79%	$1,079,064	$2,671	0.99%

Rate spread			4.69%			4.69%
Non-interest-bearing deposits	$493,627			$466,490
Other non-interest-bearing liabilities	46,344			42,107

Total liabilities	$1,510,336			$1,587,661
Stockholders’ equity	136,708			137,738

Total liabilities and stockholders’ equity	$1,647,044			$1,725,399
Net-interest income (taxable-equivalent basis) and effective interest rate differential		$19,402	4.99%		$20,222	5.02%
Less: taxable-equivalent basis adjustment		(995)			(976)

Net-interest income		$18,407			$19,246

The table below presents a summary of changes in interest income, interest expense, and the resulting net interest income on a taxable-equivalent basis for the quarterly periods presented. Because of numerous, simultaneous changes in volume and rate during the period, it is not possible to allocate precisely the changes between volumes and rates. In the following table changes not due solely to volume or to rate have been allocated to these categories based on percentage changes in average volume and average rate as they compare to each other: (in thousands)

	In First Quarter of 2011 over First Quarter of 2010, Changes Due to
	Volume	Rate	Net Change
Interest-earning assets
U.S. Treasury securities	$(2)	$2	$—
Collateralized mortgage obligations	(344)	(108)	(452)
Mortgage-backed securities	(1)	(1)	(2)
Obligations of states & political subdivisions	51	(1)	50
U.S. government agency obligations	(121)	73	(48)
Other securities	(73)	57	(16)
Federal funds sold & interest bearing bank deposits	15	(1)	14
Loans, including non-accrual loans	(536)	(589)	(1,125)

Total interest-earning assets	$(1,011)	$(568)	$(1,579)

Interest-bearing liabilities
Saving, N.O.W., & money market deposits	$59	$(285)	$(226)
Time deposits	(100)	(238)	(338)
Other borrowings	(591)	396	(195)

Total interest-bearing liabilities	$(632)	$(127)	$(759)

Net change in net interest income (taxable-equivalent basis)	$(379)	$(441)	$(820)

Other Income

Other income decreased to $2,221,000 for the quarter compared to $2,508,000 the previous year, down 11.4 percent primarily due to a decline in service charges. Service charges on deposits were down 20.6 percent, attributable to a change in Federal Reserve Regulation E in July 2010 prohibiting banks from charging overdraft fees to consumer accounts for which debit card usage effected an overdraft. In addition, the daily administrative review fees were also terminated at this point. Prior to July 2010, the Bank charged an overdraft fee as well as a daily administrative review fee for as many days as the account remained overdrawn. Service charges, including commissions and fees other than for deposits, were virtually unchanged. Fiduciary fees were down 26.7 percent, as the result of payout commissions on terminated trusts, the settlement of an estate and final fees taken on closed accounts, in the first quarter of 2010. Other operating income increased by 19.6 percent.

Other Expense

Other expense for the first quarter of 2011 was $13,773,000, up 15.9 percent from $11,883,000 for the comparable period in 2010. FDIC assessments increased by $528,000 or 87.6 percent as a result of increased deposits and higher assessment rates. Other increases include salaries and employee benefits of 7.3 percent, net occupancy expense of 7.4 percent, and other operating expense of 6.3 percent. Equipment expense decreased by 9.6 percent, primarily due to a decrease in depreciation expense of $52,000, or 13.5 percent.

Capital Resources

Stockholders’ equity totaled $130,655,000 on March 31, 2011, a decrease of 4.51 percent from $136,820,000 on December 31, 2010. This was the result of a net loss and partially offset by an increase in the market value of securities available for sale. The ratio of equity to assets was 8.1 percent at March 31, 2011 and 8.5 percent at December 31, 2010, respectively.

The following table details amounts and ratios of Suffolk’s regulatory capital: (in thousands of dollars except ratios)

	Actual		For capital adequacy		To be well capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2011
Total Capital (to risk-weighted assets)	$145,701	12.32%	$94,601	8.00%	$118,251	10.00%
Tier 1 Capital (to risk-weighted assets)	130,510	11.04%	47,300	4.00%	70,951	6.00%
Tier 1 Capital (to average assets)	130,510	7.94%	65,787	4.00%	82,234	5.00%

As of December 31, 2010 (Restated)
Total Capital (to risk-weighted assets)	$153,442	12.62%	$97,276	8.00%	$121,595	10.00%
Tier 1 Capital (to risk-weighted assets)	138,075	11.36%	48,638	4.00%	72,957	6.00%
Tier 1 Capital (to average assets)	138,075	8.26%	66,848	4.00%	83,560	5.00%

The Bank is subject to individual minimum capital ratios (“IMCR’s”) established by the OCC requiring Tier 1 Leverage Capital equal to at least 8.00 percent of adjusted total assets; Tier 1 Risk-based Capital equal to at least 10.50 percent of risk-weighted assets; and Total Risk Based Capital equal to at least 12.00 percent of risk-weighted assets. At March 31, 2011, management believes the Bank met two of the three IMCR’s: Tier 1 Capital was 10.97 percent of risk-weighted assets and Total Risk Based Capital was 12.25 percent of risk-weighted assets. The Bank did not meet the IMCR for the Tier 1 Leverage ratio as Tier 1 capital was 7.90 percent of adjusted total assets at March 31, 2011. At June 30, 2011, the Bank met two of the IMCR’s: Tier 1 Capital was 11.59 percent of risk-weighted assets and Total Risk Based Capital was 12.88 percent of risk-weighted assets. The Bank did not meet the IMCR for the Tier 1 leverage ratio as Tier 1 capital was 7.98 percent of adjusted total assets at June 30, 2011. The Bank met all three IMCR’s at September 30, 2011: Tier 1 Capital was 8.50 percent of adjusted total assets, Tier 1 Capital was 12.53 percent of risk-weighted assets, and Total Risk Based Capital was 13.82 percent of risk-weighted assets. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements.

The Bank has notified its primary regulator that the Bank did not meet the IMCR for the Tier 1 Leverage ratio as of March 31, 2011 and June 30, 2011, but believes it was in compliance as of September  30, 2011 requiring no further plan of action.

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

Suffolk has financial and performance letters of credit. Financial letters of credit require Suffolk to make payments if the customer’s financial condition deteriorates, as defined in the agreements. Performance letters of credit require Suffolk to make payments if the customer fails to perform certain non-financial contractual obligations. The maximum potential undiscounted amount of future payments of these letters of credit as of March 31, 2011 is $21,470,000 and they expire as follows: (in thousands)

2011	$20,291
2012	711
2013	44
2014	—
Thereafter	424

$21,470

Amounts due under these letters of credit would be reduced by any proceeds that Suffolk would be able to obtain in liquidating the collateral for the loans, which varies depending on the customer. The allowance for contingent liabilities includes a provision of $32,000 for losses based on the letters of credit outstanding as of March 31, 2011.

Critical Accounting Policies, Judgments and Estimates

Suffolk’s accounting and reporting policies conform to GAAP and general practices within the financial services industry. The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates. See also the discussion on the change in estimate in “Basis of Presentation” in Note (1).

Allowance for Loan Losses

On October 25, 2010, the Bank entered into an agreement with the OCC (the “Agreement”) which required the Bank to, among other things, review its allowance for loan losses policy. In August 2011, in consultation with the Audit Committee, Suffolk’s management determined it was not properly identifying loan losses in the period incurred. This was the result of deficiencies in Suffolk’s internal controls with respect to credit administration and credit risk management, primarily with regard to risk-rating as well as with respect to the timing and recognition of charge-offs, impaired loans, and classified loans. As a result, certain loans should have been considered impaired, charged-off, or classified. The effect of these errors was recorded in the restated financial statements as of and for the year ended December 31, 2010 and the quarter ended September 30, 2010.

Suffolk takes into account applicable guidance under GAAP, including particularly “ASC 855 – Subsequent Events.” Under this statement, subsequent events are defined as events or transactions that occur after the balance sheet date but before financial statements are issued or are available to be issued. This statement requires that entities recognize in the financial statements the effects of all subsequent events that provide additional evidence about conditions that existed as of the balance sheet date, including any estimates underlying the financial statements. The entity should not recognize subsequent events that provide evidence about conditions that arose after the balance sheet date, but should disclose those events which are so important that nondisclosure would make the financial statements misleading.

Suffolk considers the determination of the allowance for loan losses to involve a higher degree of judgment and complexity than its other significant accounting policies. The allowance for loan losses (“ALLL”) is determined by continuous analysis of the loan portfolio. That analysis includes changes in the size and composition of the portfolio, historical loan losses, industry-wide losses, current and anticipated economic trends, and details about individual loans. It also includes estimates of the actual value of collateral and other possible sources of repayment. Suffolk maintains an ALLL at a level management believes will be adequate to absorb probable losses on existing loans that may become uncollectible, based on an evaluation of their collectibility; however, the determination of the allowance is inherently subjective, as it requires estimates, all of which may be subject to significant change. When a loan, in full or in part, is deemed uncollectible, it is charged against the allowance. This happens when it is well past due and the borrower has not shown the ability or intent to make the loan current, or the borrower does not have enough assets to pay the debt, or the value of the collateral is less than the balance of the loan and not likely to improve soon. Residential real estate and consumer loans are analyzed as a group and not individually because of the large number of loans, small balances, and historically low losses. In the future, the provision for loan losses may change as a percentage of total loans. The percentage of net charge-offs to average net loans during the three months ended March 31, 2011 was 0.31 percent compared to 1.42 percent in 2010 and 0.09 percent in 2009 for the respective three month periods ended March 31st. The ratio of the allowance for loan losses to total loans was 4.33 percent at March 31, 2011, compared to 2.56 percent at the end of 2010, and 1.06 percent in 2009.

A summary of transactions follows: (in thousands)

	Period Ended:	Three Months Ended March 31, 2011	Year Ended December 31, 2010 Restated
Allowance for loan losses, January 1,		$28,419	$12,333
Loans charged-off:
Commercial, financial & agricultural loans		727	8,501
Commercial real estate mortgages		—	2,788
Real estate construction loans		—	3,548
Residential mortgages (1st and 2nd liens)		48	769
Home equity loans		70	315
Consumer loans		57	317
Other loans		—	—

Total Charge-offs		$902	$16,238

Loans recovered after being charged-off	Three Months Ended March 31, 2011	Year Ended December 31, 2010 Restated
Commercial, financial & agricultural loans	37	69
Commercial real estate mortgages	—	—
Real estate construction loans	—	—
Residential mortgages (1st and 2nd liens)	—	—
Home equity loans	—	—
Consumer loans	14	118
Other loans	—	—

Total recoveries	$51	$187

Net loans charged-off	851	16,051
Reclass to allowance for contingent liabilities	—	51
Provision for loan losses	19,971	32,086

Allowance for loan losses, Ending Balance	$47,539	$28,419

Suffolk’s underwriting standards generally require a loan-to-value ratio of 75 percent or less, and when applicable, a debt coverage ratio of at least 120 percent, at the time a loan is originated. Suffolk has not been directly affected by the increase in defaults of sub-prime mortgages as Suffolk does not originate, or hold in portfolio, sub-prime mortgages. The allowance for loan loss analysis includes changes in the size and composition of the portfolio, Suffolk’s own historical loan losses, current and anticipated economic trends, and details about individual loans. It also includes estimates of the actual value of collateral, other possible sources of repayment and estimates that are susceptible to significant changes due to changes in appraisal values of collateral, national and regional economic conditions, and other factors. The analysis also considers the loan loss history of Suffolk’s peers with similar characteristics. In assessing the adequacy of the allowance, Suffolk reviews its loan portfolio by separate categories which have similar risk and collateral characteristics; e.g. commercial loans, commercial real estate, construction loans, residential mortgages, home equity loans, and consumer loans. Management conducts a monthly analysis of the loan portfolio which evaluates any loan designated as having a high risk profile including but not limited to, loans classified as “Substandard” or “Doubtful” as defined by regulation, loans criticized internally or designated as “Special Mention,” delinquencies, expirations, overdrafts, loans to customers having experienced recent operating losses and loans identified by management as impaired. The analysis is performed to determine the amount of the allowance which would be adequate to absorb probable losses contained in the loan portfolio. The analytical process is regularly reviewed and adjustments may be made based on the assessments of internal and external influences on credit quality. See Note (6), “Allowance for Loan Losses”, to the notes to the unaudited consolidated financial statements.

The following tables summarize the allowance for loan losses by category for the periods presented: (in thousands)

	Impaired Allocation March 31, 2011	Remaining Allocation March 31, 2011	Total Allocation March 31, 2011	% of Total
Commercial, financial & agricultural loans	$7,764	$19,878	$27,642	58.1%
Commercial real estate mortgages	5,934	4,665	10,599	22.3%
Real estate construction loans	1,578	4,116	5,694	12.0%
Residential mortgages (1st and 2nd liens)	—	615	615	1.3%
Home equity loans	—	2,282	2,282	4.8%
Consumer loans	—	707	707	1.5%

Allowance for loan losses	$15,276	$32,263	$47,539	100%

	Impaired Allocation December 31, 2010 Restated	Remaining Allocation December 31, 2010 Restated	Total Allocation December 31, 2010 Restated	% of Total Restated
Commercial, financial & agricultural loans	$2,845	$10,981	$13,826	48.6%
Commercial real estate mortgages	5,636	3,590	9,226	32.5%
Real estate construction loans	935	2,242	3,177	11.2%
Residential mortgages (1st and 2nd liens)	—	519	519	1.8%
Home equity loans	—	1,392	1,392	4.9%
Consumer loans	—	279	279	1.0%

Allowance for loan losses	$9,416	$19,003	$28,419	100%

Suffolk believes the allowance is adequate to absorb inherent and known losses in the loan portfolio; however, the determination of the allowance is inherently subjective, as it requires estimates, all of which may be subject to significant changes. When a loan, in full or in part, is deemed uncollectible, it is charged against the allowance. This happens when it is past due and the borrower has not shown the ability or intent to make the loan current, or the borrower does not have enough assets to pay the debt, or the value of the collateral is less than the balance of the loan and not likely to improve soon. In the future, the allowance for loan losses may change as a percentage of total loans. To the extent actual performance differs from management’s estimates, additional provisions for loan losses may be required that would reduce or may substantially reduce earnings in future periods, and no assurances can be given that Suffolk will not sustain loan losses, in any particular period, that are sizable in relation to the allowance for loan losses.

Additional analysis of charged-off loans for the quarter ended March 31, 2011 is provided below: (in thousands)

	March 31, 2011
	Non-performing Loans	Impaired Loans	Restructured Loans	Total
Commercial, financial & agricultural loans	$624	$—	$76	$700
Commercial real estate mortgages	—	—	—	—
Real estate construction loans	—	—	—	—
Residential mortgages (1st and 2nd liens)	47	—	—	47
Home equity loans	70	—	—	70
Consumer loans	57	—	—	57

Total Charge-offs	$798	$—	$76	$874

Net charge-offs for the three months ended March 31, 2011 was $851,000 compared to $88,000 of net charge-offs for the three months ended March 31, 2010. The increased charge-offs were realized in all loan categories except commercial real estate mortgages and real estate construction loans. This increase in charge-offs reflects the deterioration of economic conditions and resulting failure of businesses, devaluation of assets, and negative impact on customers’ ability to service debt. For impaired collateral-dependent loans, which include commercial real estate mortgages and real estate construction loans, charge-offs were the result of new appraisals indicating a collateral deficiency after considering costs to sell.

The following table presents information concerning loan balances and asset quality: (dollars in thousands)

	Three months ended March 31, 2011	Twelve months ended December 31, 2010 Restated
Loans, net of discounts:
Average	$1,113,812	$1,129,917
At end of period	1,098,823	1,112,279
Non-performing loans/total loans, net of discounts	4.40%	2.61%
Non-performing assets/total assets (1)	3.20	2.16
Ratio of net charge-offs (recoveries)/average net loans	0.31	1.42
Net charge-offs (recoveries)/net loans	0.31	1.44
Allowance for loan losses/loans, net of discounts	4.33	2.56

(1)	Non-performing assets include non-performing loans and other real estate owned (“OREO”), ratios annualized where appropriate.

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

The following table shows non-accrual, past due, and restructured loans past due at March 31, 2011 and December 31, 2010: (in thousands)

	March 31, 2011	December 31, 2010 Restated
Loans accruing but past due contractually
90 days or more	$—	$—
Loans not accruing interest	48,339	28,991
Restructured loans past due	—	493

Total	$48,339	$29,484

Total non-performing loans and restructured loans past due as of March 31, 2011 amounted to $48,339,000. Of that amount, $41,378,000 was secured by collateral valued at approximately $73,019,000, having a cumulative loan-to-value of approximately 57 percent.

Interest on loans that are no longer accruing interest would have amounted to about $801,000 and $428,000, respectively, for the three months ended March 31, 2011 and 2010, under the contractual terms of those loans. Suffolk records the payment of interest on such loans as a reduction of principal. Interest income recognized on restructured and non-accrual loans was $366,000 and $247,000 for the three months ended March 31, 2011 and 2010, respectively. Suffolk has a formal procedure for internal credit review to more precisely identify risk and exposure in the loan portfolio.

Impaired loans are segregated and reviewed separately. Impaired loans secured by collateral are reviewed based on their collateral and the estimated time required to recover Suffolk’s investment in the loan as well as the cost of doing so, and the estimate of the recovery anticipated. Reserves are allocated to impaired loans based on this review. The allocated reserve is an estimation of losses specific to individual impaired loans. Allocated reserves are established based on an analysis of the most probable sources of repayment and liquidation of collateral. Reserves allocated to impaired loans were $15.3 million and $9.4 million as of March 31, 2011 and December 31, 2010, respectively. While every non-performing loan is evaluated individually, not every loan requires an allocated reserve. Allocated reserves fluctuate based on changes in the underlying loans, anticipated sources of repayment, and charge-offs.

See also summary of impaired loans in Note (6), Allowance for Loan Losses, in the financial statements.

Impairment reserves were assigned to approximately $60,090,000 or 49 percent of our impaired loans as of March 31, 2011 with the assistance of a third-party appraisal. As of December 31, 2010, impairment reserves were assigned to approximately $49,097,000 or 49 percent of our impaired loans. Collateral-dependent loans are evaluated for impairment when a loan becomes 90 days past due or another impairment indicator is identified. At the time a loan is evaluated for impairment, an appraisal is ordered from an independent third-party licensed appraiser for loans in excess of $250,000. Typically, it takes approximately 30-90 days to receive and review the appraisal on a commercial real estate mortgage. To date, Suffolk has not experienced any significant delays between ordering appraisals and recognizing charge-offs. While waiting for an updated appraisal, we continue to contact the borrower to arrange a payment plan and monitor for any payment. Since the majority of the collateral securing impaired loans are within our local market, an officer of the Bank may drive by to make an initial assessment of the property’s condition.

At March 31, 2011 and December 31, 2010, impaired loans totaling $62,698,000 and $51,144,000, respectively, require no associated valuation allowance. For these loans, an evaluation for impairment was completed but, due the Bank’s collateral position, no valuation allowance was required. The required allowance is calculated based upon the appraisal methodology described above for collateral-dependent loans. For non-collateral-dependent loans, the allowance is based on the present value of future cash flows. As measuring impairment is an estimate which requires judgment, future results of operations may be negatively affected by outcomes different from those estimated.

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

The following table summarizes Suffolk’s non-performing loans by category: (in thousands of dollars except for ratios)

Non-performing Loans
	3/31/2011	% of Total	Total Loans 3/31/2011	% of Total Loans	12/31/2010 Restated	% of Total	Total Loans 12/31/2010	% of Total Loans
Commercial, financial & agricultural	$6,790	14.0%	$255,607	2.66%	$2,382	8.2%	$248,750	0.96%
Commercial real estate	21,720	44.9%	437,302	4.97%	11,601	40.0%	431,179	2.69%
Real estate construction loans	10,640	22.0%	76,645	13.88%	10,481	36.2%	82,720	12.67%
Residential mortgages (1st & 2nd liens)	5,510	11.4%	183,971	3.72%	3,466	12.0%	195,993	1.77%
Home equity loans	3,508	7.3%	83,167	4.22%	986	3.4%	84,696	1.16%
Consumer loans	171	0.4%	61,644	0.28%	75	0.3%	67,814	0.11%
Other loans	—	0.0%	487	0.00%	—	0.0%	1,127	0.00%

Total non-performing loans	$48,339	100%	$1,098,823	4.40%	$28,991	100%	$1,112,279	2.61%

The following table details the collateral value securing non-performing loans: (in thousands)

	March 31, 2011		December 31, 2010 Restated
	Non-performing Loans Principal Balance	Collateral Value	Non-performing Loans Principal Balance	Collateral Value
Commercial, financial & agricultural loans	$6,790	$—	$2,382	$—
Commercial real estate mortgages	21,720	28,458	11,601	16,002
Real estate construction loans	10,640	15,362	10,481	14,455
Residential mortgages (1st and 2nd liens)	5,510	18,320	3,466	10,023
Home equity loans	3,508	10,879	986	4,384
Consumer loans	171	—	75	—

Total	$48,339	$73,019	$28,991	$44,864

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

During the three months ended March 31, 2011 and 2010, interest income totaling $1,071,000 and $547,000, respectively, was recognized on impaired loans. Cash basis interest income recognized on those loans during that period was immaterial.

Restructured loans totaled $30,738,000 at March 31, 2011 and $24,044,000 at December 31, 2010 is considered impaired loans. Included in non-performing loans are restructured loans of $22,321,000 at March 31, 2011 that are no longer accruing interest. Subsequent to restructure, there has been $928,000 in advances funded on non-performing restructured loans outstanding as of March 31, 2011.

As of March 31, 2011 and December 31, 2010, we consider the non-performing restructured loans totaling $22.3 million and $12.1 million, respectively, to be impaired loans. The loans that have been restructured have been modified as to interest rate, due dates, or extension of the maturity date. Restructured loans are considered to be non-accrual loans, if at the time of restructuring the loan was deemed non-accrual. Once a sufficient amount of time has passed, generally six months, if the restructured loan has performed under the modified terms, the loan is returned to accrual status. In addition to the passage of time, we also consider the collateral value and the ability of the borrower to continue to make payments in accordance with the modified terms. During the three months ended March 31, 2011, there were no restructured loans returned to accrual status.

As of both March 31, 2011 and December 31, 2010, we have not performed any commercial real estate (CRE) or other type of loan workouts whereby an existing loan was restructured into multiple new loans.

The total balance of OREO, which is recorded at fair value, was $3,261,000 at March 31, 2011. Subsequently in June 2011, $1,461,000 was sold resulting in a remaining balance of $1,800,000 at June 30, 2011.

As of March 31, 2011, classified loans amounted to 31.4 percent of total loans, as compared with 15.6 percent at December 31, 2010. The increase is attributable to the prolonged national and regional economic slowdown, along with a more objective review of the portfolio noted elsewhere in this filing.

Real estate construction loans amounted to $76,645,000 as of March 31, 2011. Non-performing real estate construction loans totaled $10,640,000, which is 13.9 percent of the real estate construction portfolio.

The following table presents information regarding real estate construction loans: (in thousands)

Non-performing Real Estate Construction Loans
	March 31, 2011				December 31, 2010 Restated
	Balance Outstanding	Non-performing Balance	Impaired Balance	Allowance Allocation	Balance Outstanding	Non-performing Balance	Impaired Balance	Allowance Allocation
Real estate construction loans	$76,645	$10,640	$30,648	$5,694	$82,720	$10,481	$26,897	$3,177
All loans	1,098,823	48,339	122,788	47,539	1,112,279	28,991	100,241	28,419
Real estate construction loans as % of all loans	6.98%	22.01%	24.96%	11.98%	7.44%	36.15%	26.83%	11.18%

The following table presents non-performing and collateral value information on real estate construction loans: (in thousands)

	March 31, 2011			December 31, 2010 Restated
	Non-performing Balance	Total Collateral Value	Loan to Value Ratio	Non-performing Balance	Total Collateral Value	Loan to Value Ratio
Real estate construction loans	$10,640	$15,362	69%	$10,481	$14,455	73%

Real estate construction loans as a percentage of the loan portfolio have decreased since December 31, 2010. The non-performing balance of real estate construction loans as a percentage of all non-performing loans has also decreased from 36.15 percent at December 31, 2010 to 22.01 percent at March 31, 2011.

The following table summarizes as of March 31, 2011 loans that have been restructured during the period presented (dollars in thousands):

	For the three months ended March 31, 2011
Troubled Debt Restructurings	# of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Commercial, financial, and agricultural	15	$2,795	$2,795
Commercial, secured by real estate	3	3,802	3,802
Real estate construction loans	0	—	—
Residential mortgages	0	—	—
Home Equity	0	—	—
Consumer	2	34	34

	20	$6,631	$6,631

The following table summarizes as of March 31, 2011, loans that were restructured that have subsequently defaulted within the last twelve months: (dollars in thousands)

Defaulted Troubled Debt Restructurings	# of Loans	Recorded Investment
Commercial, financial, and agricultural	23	$769
Commercial, secured by real estate	4	9,703
Real estate construction loans	1	5,875
Residential mortgages	3	1,169
Home Equity	0	—
Consumer	4	23

	35	$17,539

Defaulted restructured loans include 14 contracts with zero balances: 12 commercial, financial, and agricultural loans, one commercial loan secured by real estate and one consumer loan. One of the commercial, financial, and agricultural loans was paid off, the remaining 13 were charged off.

See also Note (6), Allowance for Loan Losses, in the financial statements.

Deferred Tax Assets and Liabilities

Suffolk recognizes deferred tax assets and liabilities. Deferred income taxes occur when income taxes are allocated through time. Some items are temporary, resulting from differences in the timing of a transaction under generally accepted accounting principles, and for the computation of income tax. Examples would include the future tax effects of temporary differences for such items as deferred compensation and the provision for loan losses. Estimates of deferred tax assets are based upon evidence available to management that future realization is more likely than not. If management determines that Suffolk may be unable to realize all or part of net deferred tax assets in the future, a direct charge to income tax expense may be required to reduce the recorded value of the net deferred tax asset to the amount that management expects to realize. At March 31, 2011, Suffolk believes the deferred tax asset is fully realizable.

Investment Securities

Suffolk evaluates unrealized losses on securities to determine if any reduction in the fair value is other than temporary. This amount will continue to be dependent on market conditions, the occurrence of certain events or changes in circumstances of the issuer of the security, and the Suffolk’s intent and ability to hold the impaired investment at the time the valuation is made. If management determines that impairment in the investment’s value is other than temporary, earnings would be charged.

Item 3—Quantitative and Qualitative Disclosures about Market Risk

Market Risk

Suffolk originates and invests in interest-earning assets and solicits interest-bearing deposit accounts. Suffolk’s operations are subject to market risk resulting from fluctuations in interest rates to the extent that there is a difference between the amounts of interest-earning assets and interest-bearing liabilities that are prepaid, withdrawn, mature, or re-priced in any given period of time. Suffolk’s earnings or the net value of its portfolio (the present value of expected cash flows from liabilities) will change when interest rates change. The principal objective of Suffolk’s asset/liability management program is to maximize net interest income while keeping risks acceptable. These risks include both the effect of changes in interest rates, and risks to liquidity. The program also provides guidance to management in funding Suffolk’s investment in loans and securities. Suffolk’s exposure to interest-rate risk has not changed substantially since December 31, 2010.

Business Risks and Uncertainties

This report contains some statements that look to the future. These may include remarks about Suffolk Bancorp, the banking industry, the economy in general, expectations of the business environment in which Suffolk operates, projections of future performance, and potential future credit experience. These forward-looking statements are based upon current management expectations, and may, therefore, involve risks and uncertainties that cannot be predicted or quantified and are beyond Suffolk’s control and are subject to a variety of uncertainties that could cause future results to vary materially from Suffolk’s historical performance, or from current expectations. Factors affecting Suffolk include particularly, but are not limited to: changes in interest rates; increases or decreases in retail and commercial economic activity in Suffolk’s market area; variations in the ability and propensity of consumers and businesses to borrow, repay, or deposit money, or to use other banking and financial services; results of regulatory examinations; any failure by us to comply with our written agreement with the OCC or the individual minimum capital ratios for the Bank established by the OCC; the cost of compliance with the Agreement; failure by us to restore and maintain effective internal controls over financial reporting and disclosure controls and procedures; potential litigation or regulatory action relating to the matters resulting in our failure to file this Form 10-Q on time or resulting from the revisions to our earnings previously announced on April 12, 2011 or the restatement of our financial statements for the quarterly period ended September 30, 2011 and year ended December 31, 2010; and the potential that net charge-offs are higher than expected. Further, it could take Suffolk longer than anticipated to implement its strategic plans to increase revenue and manage non-interest expense, or it may not be possible to implement those plans at all. Finally, new and unanticipated legislation, regulation, or accounting standards may require Suffolk to change its practices in ways that materially change the results of operations.

Item 4—Controls and Procedures

Suffolk’s Chief Executive Officer who is also Acting Chief Financial Officer (collectively, the “Certifying Officers”) evaluated the effectiveness of Suffolk’s disclosure controls and procedures (as defined in Rules 13a-15(e) of the Securities Exchange Act of 1934) as of March 31, 2011 in connection with the filing of the Form 10-Q for that period.

The Certifying Officers evaluated the effectiveness of disclosure controls and procedures as of March 31, 2011. Based on that evaluation, and in light of material weaknesses in internal control over financial reporting that existed throughout this quarter as described below, management concluded that Suffolk’s disclosure controls and procedures were not effective as of March 31, 2011.

Suffolk’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act.

Because of their inherent limitations, systems of internal control over financial reporting may not prevent or detect misstatements. Therefore, even those system determined to be effective can only provide reasonable assurance with respect to financial statement preparation and presentation.

A “material weakness” in internal control over financial reporting is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected in a timely basis by the Suffolk’s internal controls.

Material Weaknesses in Internal Controls

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

Financial Reporting Staffing Resources

Management concluded that a material weakness exists due to insufficient staffing resources that are in dedicated permanent positions within the accounting function with sufficient skills and industry knowledge of GAAP and regulatory accounting, which resulted in insufficient documentation and monitoring over the financial reporting cycle, including preparing financial statements and disclosures. Among other factors identified, approximately six months have passed since the prior Chief Financial Officer resigned as of June 24, 2011, and Suffolk has yet to fill this position. Suffolk immediately engaged an interim accounting consultant to assist with financial reporting in the meantime; however, the individual is not an officer of Suffolk. Suffolk’s President and Chief Executive Officer was appointed as Acting Chief Financial Officer until a permanent Chief Financial officer is hired, representing a significant concentration of authority in one individual.

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

Suffolk has implemented certain changes in its internal controls as of the date of this report to address the material weaknesses. Specifically, management took the following steps to remediate the material weaknesses set forth above:

Allowance for Loan and Lease Losses

1.	Hired a new Chief Lending Officer during the second quarter of 2011.

2.	Improved staff by hiring a new loan administrator, additional underwriting staff and a loan workout specialist.

3.	Reorganized the credit department to ensure appropriate separation of duties and developed expanded training for Suffolk’s lenders.

4.	Hired senior credit officer to run a newly created separate loan review and workout department.

5.	Changed Suffolk’s credit policy to require identification of concentrations of risk, analysis of our customers’ global cash flows, reappraisal and re-evaluation of collateral, more accurate and timely credit-risk rating procedures and improved underwriting processes and standards.

6.	Incorporated the results of a systematic re-appraisal of commercial real estate which secures loans in excess of $1 million.

7.	Engaged qualified outside consultants to assist in re-evaluating risk ratings.

8.	Improved the processes for identifying impaired loans and the determination of the amount of impairment.

9.	Augmented Suffolk’s credit policy to govern loan workout.

10.	Implemented a new procedure to ensure that OREO was accounted for in accordance with GAAP.

Financial Reporting Staffing Resources

11.	Initiated a search for a qualified Chief Financial Officer with sufficient knowledge of GAAP, regulatory accounting and the banking industry, and the skills to effectively implement that knowledge.

12.	Engaged a qualified consultant in financial reporting and the function of the Chief Financial Officer to assist the Acting Chief Financial Officer in maintaining and improving controls.

13.	Increased oversight of the financial reporting process through the Audit Committee and the Compliance Committee, the latter of which meets at least monthly or more often.

14.	Created and filled the new position of Treasurer to further relieve the Chief Financial Officer of day-to-day duties in asset liability management, investment portfolio management and treasury functions.

15.	Enhanced procedures to ensure that all reconciliations of all departments are completed and reviewed to ensure accuracy.

16.	Compiled individual policies into comprehensive written policies and procedures for the accounting function which will include specific policies, procedures and controls for financial reporting.

17.	Increased automation of the accounting and financial reporting process to free staff resources to focus on financial reporting.

Interdepartmental Communications

18.	Established a process for both credit and finance staff to review the computation of specific impairment allowances under ASC 310-10 – Receivables – Impairment of a Loan, and establishing enhanced reporting from core systems available directly to personnel in accounting and finance.

Governance and Management Accountability

19.	Formed a Compliance Committee of the Board to oversee compliance and, later, to respond to the Formal Agreement.

20.	Implemented procedures to track all regulatory compliance through structured matrices.

21.	Engaged qualified independent consultants to assist with compliance with the Formal Agreement, including an assessment of key management roles.

22.	Outsourced the internal audit function to a qualified risk management firm to provide greater independence and depth to the function.

23.	Appointed a Vice Chairman of the Board to provide daily oversight of management on behalf of the full Board and to communicate back to the Board.

24.	Engaged a qualified independent consultant to advise the Board on various regulatory, strategic and operational issues.

In connection with the remediation referred to above, certain changes to the internal control over financial reporting have occurred during the first quarter of 2011 that are reasonably likely to materially affect Suffolk’s internal control over financial reporting. These changes included the implementation of remediation steps 2, 5, and 6 described above.

Suffolk cannot determine the impact of the remediation steps at this time.

PART II

Item 1—Legal Proceedings

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

Item 1A—Risk Factors

There are no material changes from any of the risk factors previously disclosed in Suffolk’s 2010 Form 10-K in response to Part I, Item 1A, except as follows:

As of March 31, 2011, the Bank failed to maintain a Tier 1 leverage capital ratio of at least equal to 8.00 percent of adjusted total assets as required by the OCC; further increases to Suffolk’s allowance for loan losses would negatively impact its capital levels, causing the Bank to fail to be in compliance with the ratios established by the OCC, which could result in further regulatory enforcement actions.

The Bank is subject to individual minimum capital ratios (“IMCR’s”) established by the OCC requiring Tier 1 Leverage Capital equal to at least 8.00 percent of adjusted total assets; Tier 1 Risk-based Capital equal to at least 10.50 percent of risk-weighted assets; and Total Risk Based Capital equal to at least 12.00 percent of risk-weighted assets. At March 31, 2011, management believes the Bank met two of the three IMCR’s: Tier 1 Capital was 10.97 percent of risk-weighted assets and Total Risk Based Capital was 12.25 percent of risk-weighted assets. The Bank did not meet the IMCR for the Tier 1 Leverage ratio as Tier 1 capital was 7.90 percent of adjusted total assets at March 31, 2011. At June 30, 2011, the Bank met two of the IMCR’s: Tier 1 Capital was 11.59 percent of risk-weighted assets and Total Risk Based Capital was 12.88 percent of risk-weighted assets. The Bank did not meet the IMCR for the Tier 1 leverage ratio as Tier 1 capital was 7.98 percent of adjusted total assets at June 30, 2011. The Bank met all three IMCR’s at September 30, 2011: Tier 1 Capital was 8.50 percent of adjusted total assets, Tier 1 Capital was 12.53 percent of risk-weighted assets, and Total Risk Based Capital was

13.82 percent of risk-weighted assets. If the Bank fails to maintain the required capital levels, it could be subject to further regulatory enforcement actions.

The revisions to Suffolk’s earnings previously announced on April 12, 2011, and the restatement of Suffolk’s financial statements for the period ended September 30, 2010 and the year ended December 31, 2010, has resulted in additional costs to Suffolk and may cause Suffolk to incur further costs or result in regulatory action or litigation against Suffolk which could adversely affect its results of operation or financial condition.

On April 12, 2011, Suffolk released preliminary earnings for the first quarter of 2011. Following that release, but prior to the regulatory deadline to file its Form 10-Q, management identified possible deficiencies and/or weaknesses in Suffolk’s internal controls with respect to credit administration and credit risk management, financial reporting staffing resources, interdepartmental communications, and governance and management accountability, primarily with respect to the timing of the recognition of credit risk, as well as with regard to risk rating which affected the computation of the allowance for loan losses. On May 11, 2011, Suffolk announced that it would be delayed in filing its Form 10-Q. Suffolk retained independent consultants specializing in the evaluation and computation of the allowance for loan losses that conducted an independent review of Suffolk’s loan files with respect to the correct risk-rating of credits, and to the extent possible, to evaluate when that rating might correctly have been determined, and finally, where applicable, what the correct specific impairment allowance should be. The result of the reevaluation and re-computation of the allowance for loan losses was an increase in the specific impairment allowances, offset by a decrease in the qualitative reserve percentages, resulting in an overall increase in the total allowance over that announced on April 12, 2011. On August 12, 2011, Suffolk announced that the Audit Committee of the Board of Directors had concluded that Suffolk’s previously issued financial statements as of and for the year ended December 31, 2010, the quarter ended December 31, 2010 and the quarter ended September 30, 2010, as reported in Suffolk’s Annual Report on Form 10-K and Quarterly Report on Form 10-Q, respectively, should no longer be relied upon due to an understatement of its allowance for loan losses in such periods. The reevaluation and restatement process has resulted in additional costs to Suffolk and may cause Suffolk to incur further costs that could adversely affect its results of operation or financial condition. The revisions to our earnings previously announced on April 12, 2011 and the restatement of our financial statements may also result in regulatory action or litigation against Suffolk, which could adversely affect our results of operation or financial condition.

A failure to restore and maintain effective internal controls over financial reporting and disclosure controls and procedures could have a material adverse effect on our results of operation or financial condition.

During April of 2011, management identified possible deficiencies and/or weaknesses in Suffolk’s internal controls related to the design and implementation of policies to promptly identify problem loans and to quantify the elements of risk in problem loans. After conducting an internal review, management determined that there were material weaknesses related to the allowance for loan and lease losses, financial reporting staffing resources, interdepartmental communications and governance and management accountability. See Part I, Item 4—Controls and Procedures. Suffolk has incurred costs and implemented certain changes in its internal controls over financial reporting and disclosure controls and procedures to address these material weaknesses. It is too early to determine the impact of these remediation steps and Suffolk has not yet determined that it has restored effective internal controls over financial reporting and disclosure controls and procedures. It is possible that additional deficiencies or weaknesses could be identified. A failure to restore and maintain effective internal controls over financial reporting and disclosure controls and procedures could have a material adverse effect on our results of operation or financial condition.

Item 2—Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information about repurchases of common stock:

	For the last 12 months	For the three months ended
		Mar. 31, 2011	Dec. 31, 2010	Sept. 30, 2010	Jun. 30, 2010
Average price per share of quarterly repurchases	$2.50	$2.50	$—	$—	$—
Aggregate cost of quarterly repurchases	$7,780	$7,780	$—	$—	$—
Repurchases of common stock
Treasury stock, beginning balance	4,002,158	4,002,158	4,002,158	4,002,158	4,002,158
Repurchases (1)	3,112	3,112	—	—	—

Treasury stock, ending balance	4,005,270	4,005,270	4,002,158	4,002,158	4,002,158

(1)	Shares repurchased in payment of exercised employee incentive stock options. No shares were repurchased in market transactions.

Item 6— Exhibits

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