Form 10-Q
period 2011-06-30
SUFFOLK BANCORP
filed 2011-12-20
CIK 754673

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

9,726,814 SHARES OF COMMON STOCK OUTSTANDING AS OF August 1, 2011

This page left blank intentionally.

SUFFOLK BANCORP AND SUBSIDIARIES

Item 1 – Financial Statements

SUFFOLK BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CONDITION AS OF

(in thousands of dollars except for share data)

	June 30, 2011	December 31, 2010
	unaudited	Restated
ASSETS
Cash & Due from Banks	$165,206	$41,149
Federal Reserve Bank Stock	712	652
Federal Home Loan Bank Stock	1,744	3,531
Investment Securities:
Available for Sale, at Fair Value	321,890	396,670
Held to Maturity (Fair Value of $10,479 and $10,703, respectively)
Obligations of States & Political Subdivisions	9,603	9,936
Other Securities	80	80

Total Investment Securities	331,573	406,686

Total Loans	1,059,256	1,112,279
Less: Allowance for Loan Losses	49,911	28,419

Net Loans	1,009,345	1,083,860

Premises & Equipment, Net	24,982	25,548
Other Real Estate Owned, Net	1,800	5,719
Accrued Interest and Loan Fees Receivable	6,696	7,025
Goodwill	814	814
Other Assets	33,359	31,883

TOTAL ASSETS	$1,576,231	$1,606,867

LIABILITIES & STOCKHOLDERS’ EQUITY
Demand Deposits	$524,368	$493,630
Saving, N.O.W. & Money Market Deposits	600,320	601,828
Time Certificates of $100,000 or more	202,782	210,096
Other Time Deposits	87,738	97,199

Total Deposits	1,415,208	1,402,753
Federal Home Loan Bank Borrowings	—	40,000
Dividend Payable on Common Stock	—	1,454
Accrued Interest Payable	410	591
Other Liabilities	25,497	25,249

TOTAL LIABILITIES	1,441,115	1,470,047

STOCKHOLDERS’ EQUITY
Common Stock (par value $2.50; 15,000,000 shares authorized; 9,727,031 and 9,692,312 shares outstanding at June 30, 2011 and December 31, 2010, respectively)	34,331	34,236
Surplus	24,013	23,368
Retained Earnings	87,077	91,450
Treasury Stock at Par (4,005,270 and 4,002,158 shares, respectively)	(10,013)	(10,005)

	135,408	139,049
Accumulated Other Comprehensive Loss, Net of Tax	(292)	(2,229)

TOTAL STOCKHOLDERS’ EQUITY	135,116	136,820

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$1,576,231	$1,606,867

See accompanying notes to consolidated financial statements.

SUFFOLK BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED

(in thousands of dollars except for share and per share data)

	June 30, 2011	June 30, 2010
	unaudited	unaudited
INTEREST INCOME
Federal Funds Sold & Interest Due from Banks	$45	$3
United States Treasury Securities	25	71
Obligations of States & Political Subdivisions	1,877	1,960
Mortgage-Backed Securities	1,510	1,979
U.S. Government Agency Obligations	139	203
Other Securities	60	125
Loans and Loan Fees	15,940	17,508

Total Interest Income	19,596	21,849

INTEREST EXPENSE
Saving, N.O.W. & Money Market Deposits	549	864
Time Certificates of $100,000 or more	523	761
Other Time Deposits	321	453
Federal Funds Purchased and Repurchase Agreements	—	1
Borrowings	315	426

Total Interest Expense	1,708	2,505

Net Interest Income	17,888	19,344
Provision for Loan Losses	3,217	2,983

Net Interest Income After Provision for Loan Losses	14,671	16,361

OTHER INCOME
Service Charges on Deposit Accounts	1,006	1,264
Other Service Charges, Commissions & Fees	976	920
Fiduciary Fees	206	210
Net Gain on Sale of Securities Available for Sale	1,645	12
Other Operating Income	270	216

Total Other Income	4,103	2,622

OTHER EXPENSE
Salaries & Employee Benefits	7,772	7,193
Net Occupancy Expense	1,422	1,266
Equipment Expense	463	532
Outside Services	1,110	564
FDIC Assessments	855	624
OREO Expense	(29)	—
Prepayment Fee on Borrowing	1,028	—
Other Operating Expense	2,409	2,220

Total Other Expense	15,030	12,399

Income Before Income Taxes	3,744	6,584
Provision for Income Taxes	474	1,792

NET INCOME	$3,270	$4,792

Weighted Average: Common Shares Outstanding	9,723,360	9,651,857
Dilutive Stock Options	—	7,915

Weighted Average Total Common Shares and Dilutive Options	9,723,360	9,659,772
EARNINGS PER COMMON SHARE Basic	$0.34	$0.50
Diluted	$0.34	$0.50
DIVIDENDS PER COMMON SHARE	—	$0.22

See accompanying notes to consolidated financial statements.

SUFFOLK BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE SIX MONTHS ENDED

(in thousands of dollars except for share and per share data)

	June 30, 2011	June 30, 2010
	unaudited	unaudited
INTEREST INCOME
Federal Funds Sold & Interest Due from Banks	$61	$5
United States Treasury Securities	95	142
Obligations of States & Political Subdivisions	3,788	3,839
Mortgage-Backed Securities	3,146	4,069
U.S. Government Agency Obligations	293	405
Other Securities	144	225
Loans and Loan Fees	32,388	35,081

Total Interest Income	39,915	43,766

INTEREST EXPENSE
Saving, N.O.W. & Money Market Deposits	1,183	1,724
Time Certificates of $100,000 or more	1,105	1,562
Other Time Deposits	678	929
Federal Funds Purchased and Repurchase Agreements	—	2
Borrowings	654	959

Total Interest Expense	3,620	5,176

Net Interest Income	36,295	38,590
Provision for Loan Losses	23,188	11,820

Net Interest Income After Provision for Loan Losses	13,107	26,770

OTHER INCOME
Service Charges on Deposit Accounts	2,011	2,530
Other Service Charges, Commissions & Fees	1,643	1,584
Fiduciary Fees	431	517
Net Gain on Sale of Securities Available for Sale	1,645	12
Other Operating Income	594	487

Total Other Income	6,324	5,130

OTHER EXPENSE
Salaries & Employee Benefits	15,317	14,225
Net Occupancy Expense	2,956	2,694
Equipment Expense	945	1,065
Outside Services	1,998	919
FDIC Assessments	1,986	1,227
OREO Expense	111	—
Prepayment Fee on Borrowing	1,028	—
Other Operating Expense	4,462	4,152

Total Other Expense	28,803	24,282

(Loss) Income Before Income Taxes	(9,372)	7,618
(Benefit) Provision for Income Taxes	(5,068)	1,294

NET INCOME (LOSS)	$(4,304)	$6,324

Weighted Average: Common Shares Outstanding	9,714,672	9,643,056
Dilutive Stock Options	—	7,316

Weighted Average Total Common Shares and Dilutive Options	9,714,672	9,650,372
EARNINGS (LOSS) PER COMMON SHARE Basic	$(0.44)	$0.66
Diluted	$(0.44)	$0.66
DIVIDENDS PER COMMON SHARE	—	$0.44

See accompanying notes to consolidated financial statements.

SUFFOLK BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED

(in thousands of dollars)

	June 30, 2011	June 30, 2010
	unaudited	unaudited
NET (LOSS) INCOME	$(4,304)	$6,324
ADJUSTMENTS TO RECONCILE NET (LOSS) INCOME TO NET CASH
CASH FLOWS FROM OPERATING ACTIVITIES
Provision for Loan Losses	23,188	11,820
Depreciation & Amortization	1,310	1,266
Stock Based Compensation	—	8
Accretion of Discounts	(63)	(75)
Amortization of Premiums	1,340	1,406
Decrease in Accrued Interest and Loan Fees Receivable	329	202
Increase in Other Assets	(7,066)	(3,732)
Decrease in Accrued Interest Payable	(181)	(182)
Increase (Decrease) in Income Taxes Payable	4,078	(460)
Increase in Other Liabilities	233	298
Net Gain on Sale of Securities Available for Sale	(1,645)	(12)

Net Cash Provided by Operating Activities	17,219	16,863

CASH FLOWS FROM INVESTING ACTIVITIES
Principal Payments on Investment Securities	17,071	14,766
Proceeds from Sale of Investment Securities Available for Sale	44,174	1,232
Maturities of Investment Securities Available for Sale	20,605	—
Purchases of Investment Securities Available for Sale	(3,287)	(19,344)
Maturities of Investment Securities Held to Maturity	3,772	4,707
Purchases of Investment Securities Held to Maturity	(1,715)	(2,833)
Loan (Disbursements) & Repayments, Net	51,380	(2,094)
Purchases of Premises & Equipment, Net	(743)	(490)
Disposition of Other Real Estate Owned	3,919	—

Net Cash Provided by (Used in) Investing Activities	135,176	(4,056)

CASH FLOWS FROM FINANCING ACTIVITIES
Net Increase in Deposit Accounts	12,455	70,204
Short-term Borrowings and (Repayments), Net	(40,000)	(67,900)
Dividends Paid to Shareholders	(1,454)	(4,237)
Stock Dividend Reinvestment, Net	661	519
Stock Options and Stock Appreciation Rights Exercised	—	209

Net Cash Used in Financing Activities	(28,338)	(1,205)

Net Increase in Cash & Cash Equivalents	124,057	11,602
Cash & Cash Equivalents Beginning of Period	41,149	37,007

Cash & Cash Equivalents End of Period	$165,206	$48,609

Supplemental Disclosure of Cash Flow Information
Cash Received During the Six Month Period for Interest	$40,244	$43,967

Cash Paid During the Six Month Period for:
Interest	$3,801	$5,357
Income Taxes	197	6,203

Total Cash Paid for Interest & Income Taxes	$3,998	$11,560

See accompanying notes to consolidated financial statements.

SUFFOLK BANCORP AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1) Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated financial statements of Suffolk Bancorp (“Suffolk”) and its consolidated subsidiaries, primarily Suffolk County National Bank (the “Bank”), have been prepared to reflect all adjustments (consisting solely of normally recurring accruals) necessary for a fair presentation of the financial condition and results of operations for the periods presented. Certain information and footnotes normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) have been condensed or omitted. Notwithstanding, management believes that the disclosures are adequate to prevent the information from misleading the reader, particularly when the accompanying consolidated financial statements are read in conjunction with the audited consolidated financial statements and notes thereto included in the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010, as amended.

The results of operations for the six months ended June 30, 2011 are not necessarily indicative of the results of operations to be expected for the remainder of the year.

Certain prior period amounts have been reclassified to conform to the current period’s presentation.

(2) Stock-based Compensation

At June 30, 2011, Suffolk had one stock-based employee compensation plan, the Suffolk Bancorp 2009 Stock Incentive Plan (“the Plan”), under which 500,000 shares of Suffolk’s common stock were originally reserved for issuance to key employees and directors, and of which none had yet been issued at June 30, 2011. Options are awarded by a committee appointed by the Board of Directors. The Plan provides that the option price shall not be less than the fair value of the common stock on the date the option is granted. All options are exercisable for a period of ten years or less. The Plan provides for but does not require the grant of stock appreciation rights that the holder may exercise instead of the underlying option. When the stock appreciation right is exercised, the underlying option is canceled. The optionee receives shares of common stock or cash with a fair market value equal to the excess of the fair value of the shares subject to the option at the time of exercise (or the portion thereof so exercised) over the aggregate option price of the shares set forth in the option agreement. The exercise of stock appreciation rights is treated as the exercise of the underlying option. Options vest after one year and expire after ten years except as otherwise specified in the option agreement.

Stock-based compensation for all share-based payments to employees, including grants of employee stock options, is recorded in the financial statements based on their fair values. During the six months ended June 30, 2011, no compensation expense was recorded for stock-based compensation. As of June 30, 2011, there was no unrecognized compensation cost related to non-vested options under the Plan.

The following table presents the options granted, exercised, or expired under the 1999 Plan during the six months ended June 30, 2011:

	Shares	Wtd. Avg. Exercise
Balance at December 31, 2010	89,500	$30.32
Options granted	—	—
Options exercised	(5,000)	15.50
Options expired or terminated	(23,000)	28.67

Balance at June 30, 2011	61,500	$32.14

The following table presents certain information about the valuation of vested options outstanding on June 30, 2011 and December 31, 2010:

At, or during,	Six Months Ended June 30, 2011	Year Ended December 31, 2010
Exercisable options (vested)	61,500	89,500
Weighted average fair value of options (Black-Scholes model) at date of grant:	—	—
Black-Scholes Assumptions:
Risk-free interest rate	—	—
Expected dividend yield	—	—
Expected life in years	—	—
Expected volatility	—	—

The following table details contractual weighted-average lives of outstanding options at various prices:

	By range of exercise prices
from	$28.30	$34.39
to	32.90	34.95

Outstanding stock options	44,500	17,000
Weighted-average remaining life	5.34	3.99
Weighted-average exercise price	$31.14	$34.79
Exercisable stock options	44,500	17,000
Weighted-average remaining life	5.34	3.99
Weighted-average exercise price	$31.14	$34.79

		Weighted-average
At all prices	Options	price	life (yrs)
Total outstanding(1)	61,500	$32.15	4.97
Total exercisable	61,500	$32.15	4.97

(1)	During the six months ended June 30, 2011 and the three months ended June 30, 2011 options to purchase 61,500 shares of common stock at a price of $28.30-$34.95 per share were outstanding. Options to purchase 86,184 shares of common stock at a price $31.18-$34.95 per share were outstanding during the six months ended June 30, 2010 and options to purchase 85,585 shares of common stock at a price $31.18-$34.95 per share were outstanding during the three months ended June 30, 2010. None of these options was included in the computation of the diluted earnings per share (“EPS”) on the Consolidated Statements of Operation because of the net loss and the exercise price was greater than the average market price of the common shares. These options expire beginning in 2013

(3) Income Taxes

Suffolk uses an asset and liability approach to accounting for income taxes. The asset and liability approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. Deferred tax assets are recognized if it is more likely than not that a future benefit will be realized. It is management’s position that no valuation allowance is necessary against any of Suffolk’s deferred tax assets. Suffolk accounts for income taxes in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740, “Income Taxes,” which prescribes the recognition and measurement criteria related to tax positions taken or expected to be taken in a tax return. Suffolk had unrecognized tax benefits including interest of approximately $27,000 as of June 30, 2011. Suffolk recognizes interest and penalties accrued relating to unrecognized tax benefits in income tax expense.

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

	June 30, 2011		December 31, 2010 Restated
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash & cash equivalents	$165,206	$165,206	$41,149	$41,149
Investment securities available for sale	321,890	321,890	396,670	396,670
Investment securities held to maturity	9,683	10,479	10,016	10,703
Total Loans, net	1,059,256	1,090,318	1,112,279	1,144,678
Accrued interest and loan fees receivable	6,696	6,696	7,025	7,025
Deposits	1,415,208	1,417,162	1,402,753	1,404,514
Borrowings	—	—	40,000	41,387
Accrued interest payable	410	410	591	591

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

The carrying amount and fair value of loans were as follows: (in thousands)

	June 30, 2011		December 31, 2010 Restated
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Commercial, financial & agricultural	$239,432	$243,369	$248,750	$253,153
Commercial real estate	436,511	454,868	431,179	449,418
Real estate construction loans	68,148	68,357	82,720	83,389
Residential mortgages (1st & 2nd liens)	175,389	182,947	195,993	203,909
Home equity loans	81,824	81,845	84,696	84,719
Consumer loans, net of unearned discounts	57,509	58,489	67,814	68,963
Other loans	443	443	1,127	1,127

Totals	$1,059,256	$1,090,318	$1,112,279	$1,144,678

Other assets measured at fair value were as follows: (in thousands)

		Fair Value Measurements Using
Description	June 30, 2011	Active Markets for Identical Assets Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$109,238	$—	$—	$109,238
Other real estate owned	1,800	—	—	1,800
Mortgage servicing rights (1)	1,658	—	—	1,658

Total	$112,696	$—	$—	$112,696

(1)	Mortgage servicing rights are measured at fair value on a recurring basis.

		Fair Value Measurements Using
Description	December 31, 2010 Restated	Active Markets for Identical Assets Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans (restated)	$90,825	$—	$—	$90,825
Other real estate owned (restated)	5,719	—	—	5,719
Mortgage servicing rights (1)	1,596	—	—	1,596

Total	$98,140	$—	$—	$98,140

(1)	Mortgage servicing rights are measured at fair value on a recurring basis.

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

The following tables summarize the valuation of financial instruments measured at fair value on a recurring basis in the consolidated statements of condition at June 30, 2011 and December 31, 2010, including the additional requirement to segregate classifications to correspond to the major security type classifications utilized for disclosure purposes: (in thousands)

		Fair Value Measurements Using
Description	June 30, 2011	Active Markets for Identical Assets Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Treasury securities	$2,003	$2,003	$—	$—
U.S. government agency debt	7,061	7,061	—	—
Collateralized mortgage obligations	144,666	—	144,666	—
Mortgage-backed securities	465	—	465	—
Obligations of states and political subdivisions	167,695	—	167,695	—

Total	$321,890	$9,064	$312,826	$—

		Fair Value Measurements Using
Description	December 31, 2010	Active Markets for Identical Assets Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Treasury securities	$8,102	$8,102	$—	$—
U.S. government agency debt	22,495	22,495	—	—
Collateralized mortgage obligations	162,323	—	162,323	—
Mortgage-backed securities	510	—	510	—
Obligations of states and political subdivisions	203,240	—	203,240	—

Total	$396,670	$30,597	$366,073	$—

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

The fair value of certificates of deposit is calculated by discounting cash flows with applicable origination rates. At June 30, 2011, the fair value of certificates of deposit totaling $292,476,000 had a carrying value of $290,520,000.

The fair value of commitments to extend credit was estimated by either discounting cash flows or using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the current creditworthiness of the counterparties.

Credit in the form of revolving open-end lines secured by one-to-four-family residential properties, commercial real estate, construction and land development loans, and lease financing arrangements was $95,520,000 and $123,672,000 as of June 30, 2011 and December 31, 2010, respectively.

The estimated fair value of written financial guarantees and letters of credit is based on fees currently charged for similar agreements. The contractual amounts of these commitments were $49,320,000 and $58,319,000 at June 30, 2011 and December 31, 2010, respectively. The fees charged for the commitments were not material in amount.

(5) Investment Securities

The amortized cost, estimated fair values, and gross unrealized gains and losses of Suffolk’s investment securities available for sale and held to maturity at June 30, 2011 and December 31, 2010, respectively, were: (in thousands)

	June 30, 2011				December 31, 2010
	Amortized Cost	Estimated Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Amortized Cost	Estimated Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
Available for sale:
U.S. Treasury securities	$2,002	$2,003	$1	$—	$8,014	$8,102	$88	$—
U.S. government agency debt	7,022	7,061	39		22,196	22,495	299	—
Collateralized mortgage obligations	139,454	144,666	6,858	(1,646)	157,179	162,323	6,627	(1,483)
Mortgage-backed securities	406	465	59	—	452	510	58	—
Obligations of states and political subdivisions	157,344	167,695	10,386	(35)	196,578	203,240	7,511	(849)

Balance	306,228	321,890	17,343	(1,681)	384,419	396,670	14,583	(2,332)

Held to maturity:
Obligations of states and political subdivisions	9,603	10,399	797	(1)	9,936	10,623	695	(8)
Other securities	80	80	—	—	80	80	—	—

Balance	9,683	10,479	797	(1)	10,016	10,703	695	(8)

Total investment securities	$315,911	$332,369	$18,140	$(1,682)	$394,435	$407,373	$15,278	$(2,340)

The amortized cost, maturities, and approximate fair value of Suffolk’s investment securities at June 30, 2011 were as follows: (in thousands)

	Available for Sale						Held to Maturity
	U.S. Treasury Securities		U.S. Govt. Agency Debt		Obligations of States & Political Subdivisions		Obligations of States & Political Subdivisions		Other Securities		Total Amortized Cost	Total Fair Value
(1) Maturity (in years)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within 1	$2,002	$2,003	$7,022	$7,061	$410	$416	$2,241	$2,262	$—	$—	$11,675	$11,742
After 1 but within 5	—	—	—	—	39,961	43,128	4,229	4,533	—	—	44,190	47,661
After 5 but within 10	—	—	—	—	114,961	122,032	3,133	3,604	—	—	118,094	125,636
After 10	—	—	—	—	2,012	2,119	—	—	—	—	2,012	2,119
Other Securities	—	—	—	—	—	—	—	—	80	80	80	80

Subtotal	2,002	2,003	7,022	7,061	157,344	167,695	9,603	10,399	80	80	176,051	187,238
Collateralized mortgage obligations	—	—	—	—	—	—	—	—	—	—	139,454	144,666
Mortgage-backed securities	—	—	—	—	—	—	—	—	—	—	406	465

Total	$2,002	$2,003	$7,022	$7,061	$157,344	$167,695	$9,603	$10,399	$80	$80	$315,911	$332,369

(1)	Maturities shown are stated maturities. Securities backed by mortgages are expected to have substantial periodic prepayments resulting in weighted average lives considerably less than what would be surmised from the table above.

As a member of the Federal Reserve System, the Bank owns Federal Reserve Bank stock with a book value of $712,000. The stock has no maturity and there is no public market for the investment.

As a member of the Federal Home Loan Bank of New York (“FHLB”), the Bank owns FHLB stock with a book value of $1,744,000. As of June 30, 2011, the Bank owns 17,442 shares valued at approximately $1,744,000 as its membership portion. The stock has no maturity and there is no public market for the investment. Assets pledged as collateral to FHLB as of June 30, 2011 and December 31, 2010 totaled $280,060,000 and $356,349,000, respectively, consisting of eligible loans and investment securities as determined under FHLB guidelines. The Bank evaluates the FHLB stock for impairment, concluding that there was no impairment as of June 30, 2011.

At June 30, 2011 investment securities carried at $286,622,000 were pledged to secure trust deposits and public funds on deposit.

The table below indicates the length of time individual securities, both held-to-maturity and available-for-sale, have been held in a continuous unrealized loss position at the date indicated: (in thousands)

As of June 30, 2011		Less than 12 months		12 months or longer		Total
Type of securities	Number of Securities	Fair Value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Obligations of states and political subdivisions	9	$3,609	$37	$—	$—	$3,609	$37
Collateralized mortgage obligations	3	—	—	10,110	1,646	10,110	1,646

Total	12	$3,609	$37	$10,110	$1,646	$13,719	$1,683

As of December 31, 2010		Less than 12 months		12 months or longer		Total
Type of securities	Number of Securities	Fair Value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Obligations of states and political subdivisions	89	$39,836	$857	$—	$—	$39,836	$857
Collateralized mortgage obligations	2	—	—	10,981	1,483	10,981	1,483

Total	91	$39,836	$857	$10,981	$1,483	$50,817	$2,340

Management has considered factors such as market value, cash flows, and analysis of underlying collateral regarding other-than-temporarily impaired securities and determined that there are no other-than-temporarily impaired securities as of June 30, 2011.

The unrealized losses in collateralized mortgage obligations at June 30, 2011 were caused by changes in interest rates, a significant widening of credit spreads across markets for these securities, and illiquidity in the financial markets for these instruments. These securities include two private issues held at a continuous, unrealized loss for more than twelve months. Each of these securities has some level of credit enhancement, and none are collateralized by sub-prime loans. With the assistance of a third party, management reviews the characteristics of these securities periodically, including levels of delinquency and foreclosure, projected losses at various degrees of severity, and credit enhancement and coverage. These securities are performing according to their terms, and, in the opinion of management, will continue to do so.

Suffolk does not have the intent to sell these securities and does not anticipate that it will be necessary to sell these securities before the full recovery of principal and interest due, which may be at maturity. Therefore, Suffolk did not consider these investments to be other-than-temporarily impaired at June 30, 2011.

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

A loan is impaired when, based on current information and events, it is probable that Suffolk will be unable to collect all amounts due according to the contractual terms of the loan agreement. Loans for which the terms have been modified resulting in a concession, and for which the borrower is experiencing financial difficulties, are considered troubled debt restructurings and classified as impaired. Generally, troubled debt restructurings are initially classified as non-accrual until sufficient time has passed to assess whether the restructured loan will continue to perform. Generally, Suffolk returns a troubled debt restructuring to accrual status upon six months of performance under the new terms.

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

The general component covers non impaired loans and is based on historical loss experience, adjusted for qualitative factors. The historical loss experience is determined by portfolio segment, and is based on the actual loss history experienced by Suffolk over the historical loan loss period which is a rolling twelve month period. This actual loss experience is supplemented with other qualitative factors based on the risks present for each portfolio segment. These qualitative factors include consideration of the following: levels of and trends in delinquencies and impaired loans; levels of and trends in charge-offs and recoveries; trends in volume and terms of loans; effects of any changes in risk selection and underwriting standards; other changes in lending policies, procedures, and practices; experience, ability, and depth of lending management and other relevant staff; national and local economic trends and conditions; industry conditions; and effects of changes in credit concentrations. The following portfolio segments have been identified:

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

For performing loans, an estimate of adequacy is made by applying qualitative factors specific to the portfolio to the period-end balances. Consideration is also given to the type and collateral of the loans with particular attention paid to commercial real estate construction loans, due to the inherent risk of this type of loan. Allocated and general reserves are available for any identified loss.

Delinquent, non-performing, and classified loans have trended upward. These are primary factors in the determination of the allowance.

At June 30, 2011, non-performing loans, including restructured and non-accrual loans totaled $58,599,000 as compared to $28,991,000 at December 31, 2010. When compared to total loans, non-performing loans rose to 5.53 percent at June 30, 2011, up from 2.61 percent at December 31, 2010. Commercial loans, commercial mortgages and commercial real estate construction loans were primarily responsible for the increase. Non-performing loans include all non-accrual loans.

The following table presents information about the allowance for loan losses: (in thousands of dollars except for ratios)

Period Ended:	Six Months Ended June 30, 2011	Year Ended December 31, 2010 Restated
Allowance for loan losses, January 1,	$28,419	$12,333
Loans charged-off:
Commercial, financial & agricultural loans	1,289	8,501
Commercial real estate mortgages	—	2,788
Real estate construction loans	—	3,548
Residential mortgages (1st and 2nd liens)	411	769
Home equity loans	70	315
Consumer loans	144	317
Other loans	—	—

Total Charge-offs	$1,914	$16,238

Loans recovered after being charged-off	Six Months Ended June 30, 2011	Year Ended December 31, 2010 Restated
Commercial, financial & agricultural loans	178	69
Commercial real estate mortgages	—	—
Real estate construction loans	—	—
Residential mortgages (1st and 2nd liens)	1	—
Home equity loans	—	—
Consumer loans	39	118
Other loans	—	—

Total recoveries	$218	$187

Net loans charged-off	1,696	16,051
Reclass to allowance for contingent liabilities	—	51
Provision for loan losses	23,188	32,086

Allowance for loan losses, Ending Balance	$49,911	$28,419

Further information pertaining to the allowance for loan losses at June 30, 2011 is as follows: (in thousands)

	Commercial, financial, and agricultural	Commercial real estate	Real estate construction loans	Residential mortgages (1st and 2nd liens)	Home equity loans	Consumer loans	Total
Allowance for loan losses:
Ending balance (total allowance)	$30,486	$11,210	$4,163	$1,691	$1,908	$453	$49,911
Ending balance: individually evaluated for impairment	9,824	6,011	1,847	—	—	—	17,682
Ending balance: collectively evaluated for impairment	20,662	5,199	2,316	1,691	1,908	453	32,229
Loan balances:
Ending balance (loan portfolio) (1)	$239,432	$436,511	$68,148	$175,389	$81,824	$57,509	$1,058,813
Ending balance: individually evaluated for impairment	26,526	60,372	28,764	6,970	4,050	204	126,886
Ending balance: collectively evaluated for impairment	212,906	376,139	39,384	168,419	77,774	57,305	931,927

(1)	Other loans of $443, not included here, consist of overdraft advances, nearly all of which have been repaid subsequent to period-end.

Further information pertaining to the allowance for loan losses at December 31, 2010 (restated) is as follows: (in thousands)

	Commercial, financial, and agricultural	Commercial real estate	Real estate construction loans	Residential mortgages (1st and 2nd liens)	Home equity loans	Consumer loans (2)	Total
Allowance for loan losses:
Ending balance (total allowance)	$13,826	$9,226	$3,177	$519	$1,392	$279	$28,419
Ending balance: individually evaluated for impairment	2,845	5,636	935	—	—	—	9,416
Ending balance: collectively evaluated for impairment	10,981	3,590	2,242	519	1,392	279	19,003
Loan balances:
Ending balance (loan portfolio) (1)	$248,750	$431,179	$82,720	$195,993	$84,696	$67,814	$1,111,152
Ending balance: individually evaluated for impairment	17,277	51,540	26,897	3,466	986	75	100,241
Ending balance: collectively evaluated for impairment	231,473	379,639	55,823	192,527	83,710	67,739	1,010,911

(1)	Other loans of $1,127, not included here, consist of overdraft advances, nearly all of which have been repaid subsequent to period-end.
(2)	Net of unearned discount totalling $28 at December 31, 2010.

The following is a summary of current and past due loans at June 30, 2011: (in thousands)

	30-59 days past due	60-89 days past due	90 days and over past due	Total past due	Current	Total loans
Commercial:
Commercial, financial, and agricultural	$11,608	$7,246	$11,311	$30,165	$209,267	$239,432
Commercial real estate	1,102	16,785	26,331	44,218	392,293	436,511
Real estate construction loans	—	—	11,063	11,063	57,085	68,148
Consumer:
Residential mortgages (1st and 2nd liens)	1,576	1,835	5,640	9,051	166,338	175,389
Home equity loans	300	107	4,050	4,457	77,367	81,824
Consumer loans	269	3	204	476	57,033	57,509

Total (1)	$14,855	$25,976	$58,599	$99,430	$959,383	$1,058,813

(1)	Other loans of $443, not included here, consist of overdraft advances, nearly all of which have been repaid subsequent to period-end.

The following is a summary of current and past due loans at December 31, 2010 (restated): (in thousands)

	30-59 days past due	60-89 days past due	90 days and over past due	Total past due	Current	Total loans
Commercial:
Commercial, financial, and agricultural	$212	$81	$2,382	$2,675	$246,075	$248,750
Commercial real estate	4,375	243	11,601	16,219	414,960	431,179
Real estate construction loans	—	—	10,481	10,481	72,239	82,720
Consumer:
Residential mortgages (1st and 2nd liens)	2,162	1,934	3,466	7,562	188,431	195,993
Home equity loans	637	1,140	986	2,763	81,933	84,696
Consumer loans (2)	408	108	75	591	67,223	67,814

Total (1)	$7,794	$3,506	$28,991	$40,291	$1,070,861	$1,111,152

(1)	Other loans of $1,127, not included here, consist of overdraft advances, nearly all of which have been repaid subsequent to period-end.
(2)	Net of unearned discount totalling $28 at December 31, 2010.

The following is a summary of impaired loans: (in thousands)

	June 30, 2011				December 31, 2010 Restated
	Impaired Loans with Valuation Reserves	Impaired Loans without Valuation Reserves	Total Impaired Loans	Total Valuation Reserves	Impaired Loans with Valuation Reserves	Impaired Loans without Valuation Reserves	Total Impaired Loans	Total Valuation Reserves
Commercial, financial & agricultural loans	$15,045	$11,481	$26,526	$9,824	$8,227	$9,050	$17,277	$2,845
Commercial real estate mortgages	35,472	24,900	60,372	6,011	34,301	17,239	51,540	5,636
Real estate construction loans	9,782	18,982	28,764	1,847	6,569	20,328	26,897	935
Residential mortgages (1st and 2nd liens)	—	6,970	6,970	—	—	3,466	3,466	—
Home equity loans	—	4,050	4,050	—	—	986	986	—
Consumer loans	—	204	204	—	—	75	75	—

Total	$60,299	$66,587	$126,886	$17,682	$49,097	$51,144	$100,241	$9,416

		Year ended
	Six months ended June 30, 2011	December 31, 2010 Restated
Average investment in impaired loans	$116,650	$63,101

	Three months ended June 30, 2011	Three months ended June 30, 2010	Six months ended June 30, 2011	Six months ended June 30, 2010
Interest income recognized on impaired loans	$891	$547	$1,962	$1,094
Interest income recognized on a cash basis on impaired loans	$—	$—	$—	$—

The following is a summary of information pertaining to impaired and non-accrual loans: (in thousands)

	June 30, 2011	December 31, 2010 Restated
Impaired loans without a valuation allowance	$66,587	$51,144
Impaired loans with a valuation allowance	60,299	49,097

Total impaired loans	126,886	100,241

Valuation allowance related to impaired loans	$17,682	$9,416
Total non-accrual loans (1)	58,599	28,991
Total loans past due 90 days or more and still accruing	—	—
Troubled debt restructurings accruing interest	8,403	11,904
Troubled debt restructurings - non-accrual	22,874	12,140

(1)	Includes troubled debt restructurings of $12,140 on December 31, 2010 and $22,874 on June 30, 2011

Additional interest income of approximately $963,000 and $1,764,000 would have been recorded during the three and six month periods ended June 30, 2011, respectively, if the loans had performed in accordance with their original terms.

A total of $4,920,000 is committed to be advanced in connection with impaired loans as of June 30, 2011.

The following table summarizes loan balances and allocates the allowance for loan losses by risk rating as of June 30, 2011: (in thousands)

	Commercial, financial, and agricultural	Commercial real estate	Real estate construction loans		Residential mortgages (1st and 2nd liens)	Home equity loans	Consumer loans	Total
Unimpaired loans:
Total pass loans (1)	$148,805	$259,380	$11,598		$168,419	$77,774	$57,305	$723,281
Loss factor (2)	10.69%	1.40%	5.76%		1.00%	2.45%	0.79%	3.35%

Reserve	15,906	3,630	668		1,691	1,908	453	24,256
Total special mention loans	28,463	74,177	9,611		—	—	—	112,251
Loss factor	7.52%	1.34%	5.93%					3.30%

Reserve	2,140	997	570		—	—	—	3,707
Total substandard loans	35,604	42,582	18,175		—	—	—	96,361
Loss factor	7.35%	1.34%	5.93%					4.43%

Reserve	2,616	572	1,078		—	—	—	4,266
Impaired loans:
Total substandard loans	24,161	59,839	27,492		6,970	4,050	204	122,716
Loss factor	30.84%	10.05%	2.09	%(3)				11.44%

Reserve	7,451	6,011	575		—	—	—	14,037
Total doubtful loans	2,365	533	1,272		—	—	—	4,170
Loss factor	100.34%	0.00%	100.00%					87.41%

Reserve	2,373	—	1,272		—	—	—	3,645

Total unimpaired loans	$212,872	$376,139	$39,384		$168,419	$77,774	$57,305	$931,893
Total reserve on unimpaired loans	$20,662	$5,199	$2,316		$1,691	$1,908	$453	$32,229

(1)	Risk-graded loans 1 to 4. Other loans of $443, not included here, consist of overdraft advances, nearly all of which have been repaid subsequent to June 30, 2011.
(2)	Loss factor calculation is specific reserves as a percentage of balance for a portfolio segment.
(3)	Loss factor is driven by higher collateral positions and charge offs taken within this portfolio segment.

The following table summarizes loan balances and allocates the allowance for loan losses by risk rating as of December 31, 2010: (restated, in thousands)

	Commercial, financial, and agricultural	Commercial real estate	Real estate construction loans		Residential mortgages (1st and 2nd liens)	Home equity loans	Consumer loans	Total
Unimpaired loans:
Total pass loans (1)	$202,926	$314,447	$39,530		$192,527	$83,710	$67,739	$900,879
Loss factor (2)	4.80%	0.95%	3.96%		0.27%	1.66%	0.41%	1.83%

Reserve	9,731	2,996	1,567		519	1,392	279	16,484
Total special mention loans	6,291	28,823	1,773		—	—	—	36,887
Loss factor	4.43%	0.91%	4.12%					1.67%

Reserve	279	263	73		—	—	—	615
Total substandard loans	22,256	36,369	14,520		—	—	—	73,145
Loss factor	4.36%	0.91%	4.15%					2.60%

Reserve	971	331	602		—	—	—	1,904
Impaired loans:
Total substandard loans	16,792	51,540	26,226		3,466	986	75	99,085
Loss factor	14.37%	10.94%	1.01	%(3)				8.39%

Reserve	2,413	5,636	264		—	—	—	8,313
Total doubtful loans	485	—	671		—	—	—	1,156
Loss factor	89.07%		100.00%					95.42%

Reserve	432	—	671		—	—	—	1,103

Total unimpaired loans	$231,473	$379,639	$55,823		$192,527	$83,710	$67,739	$1,010,911
Total reserve on unimpaired loans	$10,981	$3,590	$2,242		$519	$1,392	$279	$19,003

(1)	Risk-graded loans 1 to 4. Other loans of $1,127, not included here, consist of overdraft advances, nearly all of which have been repaid subsequent to year-end.
(2)	Loss factor calculation is specific reserves as a percentage of balance for a portfolio segment.
(3)	Loss factor is driven by higher collateral positions and charge offs taken within this portfolio segment.

The following table summarizes the allowance for loan losses by loan type for the three months ended June 30, 2011: (in thousands)

Allowance for loan losses	Commercial, financial & agricultural loans	Commercial real estate mortgages	Real estate contruction loans	Residential mortgages (1st and 2nd liens)	Home equity loans	Consumer loans	Total
Beginning balance	$27,642	$10,599	$5,694	$615	$2,282	$707	$47,539
Total charge-offs	(562)	—	—	(363)	—	(87)	(1,012)
Total recoveries	141	—	—	1	—	25	167
Provision for loan losses	3,265	611	(1,531)	1,438	(374)	(192)	3,217

Ending balance	$30,486	$11,210	$4,163	$1,691	$1,908	$453	$49,911

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

The following table identifies credit risk by the internally assigned grade at June 30, 2011: (in thousands)

	Credit Risk Profile By Internally Assigned Grade
	----------Commercial Credit Exposure----------			----------Consumer Credit Exposure---------
	Commercial, financial, and agricultural	Commercial real estate	Real estate construction loans	Residential mortgages (1st and 2nd liens)	Home equity loans	Consumer loans	Total
Grade:
Pass (1)	$148,805	$259,380	$11,598	$168,419	$77,774	$57,305	$723,281
Special mention	28,463	74,177	9,611	—	—	—	112,251
Substandard	59,799	102,421	45,667	6,970	4,050	204	219,111
Doubtful	2,365	533	1,272	—	—	—	4,170

Total	$239,432	$436,511	$68,148	$175,389	$81,824	$57,509	$1,058,813

(1)	Risk-graded loans 1 to 4. Other loans of $443, not included here, consist of overdraft advances, nearly all of which have been repaid subsequent to June 30, 2011.

The following table identifies credit risk by the internally assigned grade at December 31, 2010 (restated): (in thousands)

	Credit Risk Profile By Internally Assigned Grade
	----------Commercial Credit Exposure----------			----------Consumer Credit Exposure----------
	Commercial, financial, and agricultural	Commercial real estate	Real estate construction loans	Residential mortgages (1st and 2nd liens)	Home equity loans	Consumer loans (2)	Total
Grade:
Pass (1)	$202,926	$314,447	$39,530	$192,527	$83,710	$67,739	$900,879
Special mention	6,291	28,823	1,773	—	—	—	36,887
Substandard	39,048	87,909	40,746	3,466	986	75	172,230
Doubtful	485	—	671	—	—	—	1,156

Total	$248,750	$431,179	$82,720	$195,993	$84,696	$67,814	$1,111,152

(1)	Risk-graded loans 1 to 4. Other loans of $1,127, not included here, consist of overdraft advances, nearly all of which have been repaid subsequent to December 31, 2010.
(2)	Net of unearned discounts totalling $28 at December 31, 2010.

The following table summarizes as of June 30, 2011 loans that have been restructured during the periods presented (dollars in thousands):

	For the three months ended June 30, 2011			For the six months ended June 30, 2011
Troubled Debt Restructurings	# of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	# of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Commercial, financial, and agricultural	9	$341	$364	24	$3,136	$3,159
Commercial, secured by real estate	3	3,059	3,059	6	6,861	6,861
Real estate construction loans	0	—	—	0	—	—
Residential mortgages	4	1,337	1,522	4	1,337	1,522
Home Equity	1	291	291	1	291	291
Consumer	0	—	—	2	34	34

	17	$5,028	$5,236	37	$11,659	$11,867

The following table summarizes as of June 30, 2011, loans that were restructured that have subsequently defaulted within the last twelve months: (dollars in thousands)

Defaulted Troubled Debt Restructurings	Number of Loans	Recorded Investment
Commercial, financial, and agricultural	25	$664
Commercial, secured by real estate	4	4,598
Real estate construction loans	1	9,697
Residential mortgages	3	1,166
Home Equity	0	—
Consumer	1	—

	34	$16,125

Defaulted restructured loans include 16 contracts with zero balances: 14 commercial, financial, and agricultural loans, one commercial loan secured by real estate and one consumer loan. All 16 loans were charged off.

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

The following table summarizes the changes in accumulated other comprehensive loss: (in thousands)

For the period ended,	June 30, 2011	December 31, 2010
Balance January 1,	$(2,229)	$(1,707)
Net change in unrealized net gain on investment securities, net of tax	3,004	2,122
Reclassification of gains on sales of securities recognized, net of tax	(978)	(223)
Postretirement plan projected benefit obligation	(89)	(2,421)

Total accumulated other comprehensive loss	$(292)	$(2,229)

The unrealized gain on investment securities at June 30, 2011 is mainly attributable to an increase of $3,170,000 in the market value of obligations of state and political subdivisions, and in collateralized mortgage obligations of $41,000, offset by decreases of $155,000 in the market value of U.S. government agency debt, and $52,000 in the market value of U.S. treasury securities.

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

Suffolk presents information concerning net periodic defined benefit pension expense for the three and six months ended June 30, 2011 and 2010, including the following components: (in thousands)

	3 months June 30, 2011	3 months June 30, 2010	6 months June 30, 2011	6 months June 30, 2010
Service cost	$545	$451	$1,090	$902
Interest cost	563	510	1,125	1,019
Expected return on plan assets	(560)	(538)	(1,120)	(1,075)
Amortization of prior service cost	244	181	488	362

Net periodic benefit expense	$792	$604	$1,583	$1,208

There is no minimum required contribution for the pension plan year ending September 30, 2011. There were no additional contributions required to be made to the plan in the six months ended June 30, 2011.

(9) Recent Accounting Pronouncements

In January 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-01, which temporarily delays the effective date of the required disclosures about troubled debt restructurings contained in ASU No. 2010-20. The delay is intended to allow the FASB additional time to deliberate what constitutes a troubled debt restructuring. All other amendments contained in ASU No. 2010-20 are effective as issued. Adoption of this update did not have a material effect on Suffolk’s results of operations or financial condition.

In April 2011, the FASB issued ASU No. 2011-02, which amends the authoritative accounting guidance under ASC Topic 310 “Receivables.” The update provides clarifying guidance as to what constitutes a troubled debt restructuring. The update provides clarifying guidance on a creditor’s evaluation of the following: (1) how a restructuring constitutes a concession; and (2) if the debtor is experiencing financial difficulties. The amendments in this update are effective for the first interim or annual period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. In addition, disclosures about troubled debt restructurings which were delayed by the issuance of ASU No. 2011-01, are effective for interim and annual periods beginning on or after June 15, 2011. Adoption of this update did not have a material effect on Suffolk’s results of operations or financial condition.

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

In June 2011, the FASB issued ASU No. 2011-05 in order to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. This standard eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. This update requires all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income. This update is effective for public companies for fiscal years ending after December 31, 2011. Early adoption is permitted because compliance with the amendments is already permitted. The amendments in this update should be applied retrospectively. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The amendments do not require any transition disclosures. Adoption of this update is not expected to have a material effect on Suffolk’s results of operations or financial condition.

In September 2011, the FASB issued ASU 2011-08, Testing Goodwill for Impairment, to give both public and nonpublic entities the option to qualitatively determine whether they can bypass the two-step goodwill impairment test under FASB ASC 350-20, Intangibles – Goodwill and Other. Under the new guidance, if an entity chooses to perform a qualitative assessment and determines that it is more likely than not (a more than 50 percent likelihood) that the fair value of a reporting unit is less than its carrying amount, it would then perform Step 1 of the annual goodwill impairment test in ASC 350-20 and, if necessary, proceed to Step 2. Otherwise, no further evaluation would be necessary. The amended guidance is effective for interim and annual goodwill impairment tests performed for fiscal years beginning after December 15, 2011, although early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued. Suffolk has decided to adopt ASU 2011-08 effective in the third quarter of 2011. Adoption of this update did not have a material effect on Suffolk’s results of operations or financial condition.

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

The Bank is subject to individual minimum capital ratios (“IMCR’s”) established by the OCC requiring Tier 1 Leverage Capital equal to at least 8.00 percent of adjusted total assets; Tier 1 Risk-based Capital equal to at least 10.50 percent of risk-weighted assets; and Total Risk Based Capital equal to at least 12.00 percent of risk-weighted assets. At June 30, 2011, management believes the Bank met two of the three IMCR’s: Tier 1 Capital was 11.59 percent of risk-weighted assets and Total Risk Based Capital was 12.88 percent of risk-weighted assets. The Bank did not meet the IMCR for the Tier 1 Leverage ratio as Tier 1 Capital was 7.98 percent of adjusted total assets at June 30, 2011. The Bank met all three IMCR’s at September 30, 2011: Tier 1 Capital was 8.50 percent of adjusted total assets, Tier 1 Capital was 12.53 percent of risk-weighted assets, and Total Risk Based Capital was 13.82 percent of risk-weighted assets. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by the regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements.

The Bank has notified its primary regulator that the Bank did not meet the IMCR for the Tier 1 Leverage ratio as of March 31, 2011 and June 30, 2011, but was in compliance as of September 30, 2011 requiring no further plan of action.

At June 30, 2011, Suffolk’s Tier 1 capital ratio was 8.03 percent of adjusted total assets, Tier 1 capital ratio was 11.66 percent of risk-weighted assets, and Total Risk Based capital ratio was 12.95 percent of risk-weighted assets.

The ability of the Bank to pay dividends to Suffolk is subject to certain regulatory restrictions. Generally, dividends declared in a given year by a national bank are limited to its net profit, as defined by regulatory agencies, for that year, combined with its retained net income for the preceding two years, less any required transfer to surplus or to fund for the retirement of any preferred stock of which the Bank has none as of June 30, 2011. In addition, a national bank may not pay any dividends in an amount greater than its undivided profits and a national bank may not declare any dividends if such declaration would leave the Bank inadequately capitalized. Therefore, the ability of the Bank to declare dividends will depend on its future net income and capital requirements. In addition, under the Agreement the Bank is required to establish a dividend policy that will permit the declaration of a dividend only when the Bank is in compliance with its capital program and with the prior written determination of no supervisory objection by the OCC.

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

The foregoing matters are in their preliminary phases and it is not possible to ascertain whether there is a reasonable possibility of a loss from these matters. Therefore, we have concluded that an amount for a loss contingency is not required to be accrued or disclosed at this time. Suffolk believes that it has substantial defenses to the claims filed against it in these lawsuits and, to the extent that these actions proceed, Suffolk intends to defend itself vigorously.

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

Item 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

For the Three and Six Month Periods ended June 30, 2011 and 2010

Recent Developments

At Suffolk, net interest income decreased $1,456,000, or 7.5 percent compared to the second quarter of 2010. The decline in net interest income was driven by declines in both yields and balances of earning assets, and also by the temporary reinvestment of liquidity in low-yielding bank deposits, offset by an improvement in the Bank’s cost of deposits. See table on page 29. Interest income decreased $2,253,000, or 10.3 percent, and interest expense decreased $797,000, or 31.8 percent. The net interest margin decreased to 4.86 percent in the second quarter of 2011, down from 5.05 percent during the second quarter of 2010. The provision for loan losses increased by 7.8 percent over the second quarter of 2010, from $2,983,000 to $3,217,000.

In August 2011, in consultation with the Audit Committee, Suffolk’s management determined it was not properly identifying loan losses in the period incurred. This was the result of deficiencies in Suffolk’s internal controls with respect to credit administration and credit risk management, primarily with regard to risk-rating as well as with respect to the timing and recognition of charge-offs, impaired loans, and classified loans. As a result, certain loans should have been considered impaired, charged-off, or classified. The effects of these errors were recorded in the consolidated financial statements as of and for the year ended December 31, 2010 and the quarter ended September 30, 2010. At June 30, 2011, of the $58,599,000 of non-performing loans, $47,084,000 was secured by collateral valued at approximately $90,464,000, having an average loan-to-value ratio of approximately 52 percent. The unsecured portion of $11,515,000 amounted to 114 basis points of net loans at quarter end. To determine the adequacy of the allowance for loan losses Suffolk considered the status of non-performing loans on its books. Although Suffolk continues to work with borrowers to ensure the collection of nonperforming credits, some of these loans were being paid more slowly than originally anticipated. Non-performing loans secured by commercial real estate totaled $26,331,000, or 45.0 percent of total non-performing loans. The allowance is established through a provision for loan losses based on management’s evaluation of the risk inherent in the various components of the loan portfolio and other factors, including Suffolk’s own historical loan loss experience as well as Suffolk’s peer bank loss experiences.

Non-performing assets as a percent of total assets were 212 basis points at June 30, 2010; 191 basis points at September 30, 2010; then 216 basis points at December 31, 2010; 320 basis points at March 31, 2011; and 383 basis points at June 30, 2011. Non-performing loans to total loans amounted to 311 basis points at June 30, 2010; 283 basis points at September 30, 2010; 261 basis points at December 31, 2010; 440 basis points at March 31, 2011; and 553 basis points at June 30, 2011. As non-performing loans, primarily non-accrual loans, remain non-accruing over a period of time, on the basis of objective and selective criteria, Suffolk may or may not elect to charge these and other loans off prudentially, even when they remain in collection and there is the reasonable remaining expectation of the recovery of amounts owed and expenses incurred in collection. These charge-offs may or may not mirror trends, on a trailing basis, in ratios of non-performing assets to total assets and non-performing loans to total loans. The amounts charged off may be substantial in comparison with Suffolk’s past loss history, although they may result in net recoveries at some point in the future if the economy improves and borrowers’ financial conditions strengthen, although there can be no assurance that this will happen. Further discussion concerning the determination of the provision for loan losses is found in the following under the caption, “Allowance for Loan Losses.”

Basic Performance and Current Activities

Return on average equity decreased to 9.90 percent for the second quarter of 2011, on an annualized basis, down from 13.75 percent during the second quarter of 2010, and basic earnings-per-share decreased from $0.50 in the second quarter of 2010 to $0.34 in the second quarter of 2011.

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

•

Managing net loan charge-offs and non-performing loans. During the second quarter of 2011, net charge-offs amounted to 0.33 percent of average net loans, on an annualized basis. Non-performing loans, those more than 90 days past due, increased. Lending staff’s first efforts continue to be directed to the management of such credits, and then to developing new business with an emphasis on the most profitable customer relationships.

•

Managing the investment portfolio in a difficult rate environment, reducing balances of municipal securities to moderate concentration risk, and paying down advances from the Federal Home Loan Bank to reduce liabilities, and increase leverage capital ratios, which was accomplished during the second quarter of 2011.

Net Income (Loss)

Net income was $3,270,000 for the second quarter of 2011, down 31.8 percent from $4,792,000 posted during the same period last year. Basic earnings-per-share for the quarter was $0.34 versus earnings-per-share of $0.50, a decrease of 32.0 percent. The key reason for the decline was a decrease in net interest income of $1,456,000, from $19,344,000 to $17,888,000 and an increase in other expenses of $2,631,000. Net loss for the six months ended June 30, 2011 was ($4,304,000), primarily attributable to a provision for loan losses of $23,188,000, compared to a provision for loan losses of $11,820,000 for the six months ended June 30, 2010. Net interest income decreased $2,295,000, or 6.0 percent for the six months ended June 30, 2011 compared to the same period in 2010. In addition, other expense increased $4,521,000, or 18.6 percent, due in large part to outside services, including consulting services, which more than doubled year over year, from $919,000 to $1,998,000. FDIC assessments increased $759,000, or 61.9 percent. In addition, a prepayment fee of $1,028,000 was imposed by the Federal Home Loan Bank of NY for the early payoff of a term borrowing. Earnings (loss) per share went from $0.66 to ($0.44) for the six months ended June 30, 2010 and June 30, 2011, respectively.

Interest Income

Interest income was $19,596,000 for the second quarter of 2011, down 10.3 percent from $21,849,000 posted for the same quarter in 2010. Average net loans during the second quarter of 2011 totaled $1,080,789,000 compared to $1,145,213,000 for the same period of 2010. During the second quarter of 2011, the yield on a fully taxable-equivalent basis was 5.30 percent on average earning assets of $1,553,655,000, down from 5.67 percent on average earning assets of $1,612,752,000 during the second quarter of 2010. Interest income was $39,915,000 for the six months ended June 30, 2011, down 8.8 percent compared to $43,766,000 for the six months ended June 30, 2010. Average interest earning assets decreased $58,262,000, coupled with a drop in the average rate earned of 28 basis points, from 5.67 percent to 5.39 percent. Year over year, the average balance of interest bearing deposits with banks increased from $3,025,000 to $53,041,000, with an average rate for the six months ended June 30, 2011 of 0.23 percent.

Interest Expense

Interest expense for the second quarter of 2011 was $1,708,000, down 31.8 percent from $2,505,000 for the same period of 2010. During the second quarter of 2011, the cost of funds was 0.72 percent on average interest-bearing liabilities of $943,304,000, down from 0.95 percent on average interest-bearing liabilities of $1,057,269,000 during the second quarter of 2010. Interest-bearing deposit rates decreased quarter over quarter. Interest expense decreased $1,556,000 year over year, due primarily to a lower cost of interest bearing deposits for the six months ended June 30, 2011 of 0.65 percent compared to 0.91 percent for the six months ended June 30, 2010. Interest expense decreased from $4,215,000 to $2,966,000 for interest bearing deposits year over year.

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

Net Interest Income

Net interest income, before the provision for loan losses, is the largest component of Suffolk’s earnings. It was $17,888,000 for the second quarter of 2011, down 7.5 percent from $19,344,000 during the same period of 2010. The net interest margin for the quarter, on a fully taxable-equivalent basis, was 4.86 percent compared to 5.05 percent for the same period of 2010. Net interest income decreased 5.9 percent, from $38,590,000 to $36,295,000 for the six months ended June 30, 2011 compared to the six months ended June 30, 2010. The net interest margin on a fully taxable-equivalent basis decreased 11 basis points, from 5.03 percent for the six months ended June 30, 2010 to 4.92 percent for the six months ended June 30, 2011. The cost of interest-bearing funds decreased from 0.97 percent to 0.76 percent; however the average yield on interest-earning assets decreased from 5.67 percent to 5.39 percent, or 28 basis points.

In June 2011, Suffolk sold approximately $40,000,000 of municipal investment securities resulting in a net gain of approximately $1,645,000. Suffolk pre-paid fixed rate borrowings from the Federal Home Loan Bank of NY in the amount of $40,000,000, incurring a prepayment fee of $1,028,000. These actions are part of the Bank’s strategy to increase the Bank’s capital ratios and to reduce risk in the municipal portfolio by selling lower-rated securities, as well as to eliminate a higher-cost source of funds.

The following table details the components of Suffolk’s net interest income for the quarter on a taxable-equivalent basis: (in thousands)

Quarters ended June 30,	2011			2010
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
INTEREST-EARNING ASSETS
U.S. Treasury securities	$12,878	$25	0.78%	$8,263	$71	3.44%
Collateralized mortgage obligations	149,769	1,503	4.01	185,392	1,970	4.25
Mortgage backed securities	464	7	6.03	583	9	6.17
Obligations of states and political subdivisions	214,301	2,853	5.33	219,261	2,978	5.43
U.S. government agency obligations	19,722	140	2.84	42,974	203	1.89
Other securities	4,207	60	5.70	7,412	125	6.75
Federal funds sold and interest bearing bank deposits	71,525	45	0.25	3,655	3	0.33
Loans, net of allowance for loan losses
Commercial, financial & agricultural loans	253,088	3,505	5.54	262,310	3,876	5.91
Commercial real estate mortgages	436,058	6,943	6.37	394,266	6,416	6.51
Real estate construction loans	74,763	1,016	5.44	122,252	1,876	6.14
Residential mortgages (1st and 2nd liens)	175,124	2,638	6.03	204,290	3,090	6.05
Home equity loans	81,990	817	3.99	84,388	892	4.23
Consumer loans	59,256	1,021	6.89	76,947	1,358	7.06
Other loans (overdrafts)	510	—	—	759	—	—

Total interest-earning assets	$1,553,655	$20,573	5.30%	$1,612,752	$22,867	5.67%

Cash and due from banks	$42,133			$41,685
Other non-interest-earning assets	33,702			65,637

Total assets	$1,629,490			$1,720,074
INTEREST-BEARING LIABILITIES
Saving, N.O.W. and money market deposits	$609,927	$549	0.36%	$613,260	$864	0.56%
Time deposits	295,155	844	1.14	334,496	1,214	1.45

Total saving and time deposits	905,082	1,393	0.62	947,756	2,078	0.88
Federal funds purchased and securities sold under agreement to repurchase	—	—	—	344	1	—
Other borrowings	38,222	315	3.30	109,169	426	1.56

Total interest-bearing liabilities	$943,304	$1,708	0.72%	$1,057,269	$2,505	0.95%

Rate spread			4.57%			4.72%
Non-interest-bearing deposits	$516,008			$493,097
Other non-interest-bearing liabilities	38,026			30,340

Total liabilities	$1,497,338			$1,580,706
Stockholders’ equity	132,152			139,368

Total liabilities and stockholders’ equity	$1,629,490			$1,720,074
Net-interest income (taxable-equivalent basis) and effective interest rate differential		$18,865	4.86%		$20,362	5.05%
Less: taxable-equivalent basis adjustment		(977)			(1,018)

Net-interest income		$17,888			$19,344

The following table details the components of Suffolk’s net interest income for the year to date on a taxable-equivalent basis: (in thousands)

Year to date ended June 30,	2011			2010
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
INTEREST-EARNING ASSETS
U.S. Treasury securities	$10,491	$97	1.84%	$8,291	$142	3.43%
Collateralized mortgage obligations	154,123	3,130	4.06	188,460	4,050	4.30
Mortgage backed securities	486	16	6.58	590	19	6.44
Obligations of states and political subdivisions	213,777	5,757	5.39	213,348	5,833	5.47
U.S. government agency obligations	21,057	294	2.79	43,098	405	1.88
Other securities	4,301	144	6.70	8,601	225	5.23
Federal funds sold and interest bearing bank deposits	53,041	61	0.23	3,025	5	0.33
Loans, net of allowance for loan losses
Commercial, financial & agricultural loans	255,796	7,223	5.65	263,550	7,688	5.83
Commercial real estate mortgages	438,198	13,825	6.31	388,143	12,815	6.60
Real estate construction loans	78,570	2,149	5.47	125,263	3,864	6.17
Residential mortgages (1st and 2nd liens)	179,917	5,431	6.04	206,087	6,224	6.04
Home equity loans	82,806	1,648	3.98	83,451	1,733	4.15
Consumer loans	61,365	2,112	6.88	78,519	2,757	7.02
Other loans (overdrafts)	557	—	—	2,321	—	—

Total interest-earning assets	$1,554,485	$41,887	5.39%	$1,612,747	$45,760	5.67%

Cash and due from banks	$40,018			$40,278
Other non-interest-earning assets	52,281			69,724

Total assets	$1,646,784			$1,722,749
INTEREST-BEARING LIABILITIES
Saving, N.O.W. and money market deposits	$618,856	$1,183	0.38%	$599,298	$1,724	0.58%
Time deposits	297,145	1,783	1.20	330,464	2,491	1.51

Total saving and time deposits	916,001	2,966	0.65	929,762	4,215	0.91
Federal funds purchased and securities sold under agreement to repurchase	139	—	—	670	2	0.60
Other borrowings	40,590	654	3.22	137,674	959	1.39

Total interest-bearing liabilities	$956,730	$3,620	0.76%	$1,068,106	$5,176	0.97%

Rate spread			4.63%			4.70%
Non-interest-bearing deposits	$504,879			$479,867
Other non-interest-bearing liabilities	50,757			36,218

Total liabilities	$1,512,366			$1,584,191
Stockholders’ equity	134,418			138,558

Total liabilities and stockholders’ equity	$1,646,784			$1,722,749
Net-interest income (taxable-equivalent basis) and effective interest rate differential		$38,267	4.92%		$40,584	5.03%
Less: taxable-equivalent basis adjustment		(1,971)			(1,994)

Net-interest income		$36,296			$38,590

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

	In Second Quarter of 2011 over Second Quarter of 2010, Changes Due to
	Volume	Rate	Net Change
Interest-earning assets
U.S. Treasury securities	$27	$(73)	$(46)
Collateralized mortgage obligations	(362)	(105)	(467)
Mortgage-backed securities	(2)	—	(2)
Obligations of states & political subdivisions	(67)	(58)	(125)
U.S. government agency obligations	(138)	75	(63)
Other securities	(49)	(16)	(65)
Federal funds sold & interest bearing bank deposits	43	(1)	42
Loans, including non-accrual loans	(963)	(605)	(1,568)

Total interest-earning assets	$(1,511)	$(783)	$(2,294)

Interest-bearing liabilities
Saving, N.O.W., & money market deposits	$(5)	$(310)	$(315)
Time deposits	(132)	(238)	(370)
Other borrowings	(443)	1,358	915

Total interest-bearing liabilities	$(580)	$810	$230

Net change in net interest income (taxable-equivalent basis)	$(931)	$(1,593)	$(2,524)

The table below presents a summary of changes in interest income, interest expense, and the resulting net interest income on a taxable-equivalent basis for the years-to-date presented. Because of numerous, simultaneous changes in volume and rate during the period, it is not possible to allocate precisely the changes between volumes and rates. In the following table changes not due solely to volume or to rate have been allocated to these categories based on percentage changes in average volume and average rate as they compare to each other: (in thousands)

	In First Six Months of 2011 over First Six Months of 2010, Changes Due to
	Volume	Rate	Net Change
Interest-earning assets
U.S. Treasury securities	$31	$(76)	$(45)
Collateralized mortgage obligations	(707)	(213)	(920)
Mortgage-backed securities	(3)	—	(3)
Obligations of states & political subdivisions	12	(88)	(76)
U.S. government agency obligations	(258)	147	(111)
Other securities	(133)	52	(81)
Federal funds sold & interest bearing bank deposits	58	(2)	56
Loans, including non-accrual loans	(1,503)	(1,190)	(2,693)

Total interest-earning assets	$(2,503)	$(1,370)	$(3,873)

Interest-bearing liabilities
Saving, N.O.W., & money market deposits	$55	$(596)	$(541)
Time deposits	(234)	(474)	(708)
Other borrowings	(1,094)	1,814	720

Total interest-bearing liabilities	$(1,273)	$744	$(529)

Net change in net interest income (taxable-equivalent basis)	$(1,230)	$(2,114)	$(3,344)

Other Income

Other income increased to $4,103,000 for the quarter compared to $2,622,000 the previous year, up 56.50 percent primarily due to a gain on sale of securities of $1,645,000. Service charges on deposits were down 20.4 percent, attributable to a change in Federal Reserve Regulation E in July 2010 prohibiting banks from charging overdraft fees to consumer accounts for which debit card usage effected an overdraft. In addition, the daily administrative review fees were also terminated at this point. Prior to July 2010, the Bank charged an overdraft fee as well as a daily administrative review fee for as many days as the account remained overdrawn. Service charges, including commissions and fees other than for deposits, were virtually unchanged. Fiduciary fees were down 1.90 percent and other operating income increased by 25.0 percent. Other income increased $1,194,000 for the six months ended June 30, 2011 compared to the six months ended June 30, 2010. This increase is primarily due to a net gain on sale of securities of $1,645,000 in the second quarter of 2011. Offsetting this increase was a decrease in service charges on deposit accounts of $519,000, or 20.5 percent.

Other Expense

Other expense for the second quarter of 2011 was $15,030,000, up 21.2 percent from $12,399,000 for the comparable period in 2010. FDIC assessments increased by $231,000, or 37.0 percent, as a result of increased deposits and higher assessment rates. Other increases include employee compensation of 8.0 percent, net occupancy expense of 12.3 percent, and other operating expense of 54.8 percent. Suffolk incurred a prepayment fee of $1,028,000 from the Federal Home Loan Bank of NY for the early payoff of a term borrowing. Equipment expense decreased by 13.0 percent. Other expense increased $4,521,000, or 18.6 percent, for the six months ended June 30, 2011 compared to the six months ended June 30, 2010. Salaries and employee benefits was up $1,092,000, or 7.7 percent, occupancy expense was up $262,000, or 9.7 percent, outside services, including consulting expenses, increased $1,079,000, or 117.4 percent, FDIC assessments increased $759,000, or 61.9 percent, and other operating expenses were up $310,000, or 7.5 percent.

Capital Resources

Stockholders’ equity totaled $135,116,000 on June 30, 2011, a decrease of 1.25 percent from $136,820,000 on December 31, 2010. This was the result of a net loss and partially offset by an increase in the market value of securities available for sale. The ratio of equity to assets was 8.16 percent at June 30, 2011 and 8.51 percent at December 31, 2010, respectively.

The following table details amounts and ratios of Suffolk’s regulatory capital: (in thousands of dollars except ratios)

	Actual		For capital adequacy		To be well capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2011
Total Capital (to risk-weighted assets)	$144,934	12.95%	$89,538	8.00%	$111,922	10.00%
Tier 1 Capital (to risk-weighted assets)	130,496	11.66%	44,769	4.00%	67,153	6.00%
Tier 1 Capital (to average assets)	130,496	8.03%	64,983	4.00%	81,229	5.00%

As of December 31, 2010 (Restated)
Total Capital (to risk-weighted assets)	$153,442	12.62%	$97,276	8.00%	$121,595	10.00%
Tier 1 Capital (to risk-weighted assets)	138,075	11.36%	48,638	4.00%	72,957	6.00%
Tier 1 Capital (to average assets)	138,075	8.26%	66,848	4.00%	83,560	5.00%

The Bank is subject to individual minimum capital ratios (“IMCR’s”) established by the OCC requiring Tier 1 Leverage Capital equal to at least 8.00 percent of adjusted total assets; Tier 1 Risk-based Capital equal to at least 10.50 percent of risk-weighted assets; and Total Risk Based Capital equal to at least 12.00 percent of risk-weighted assets. At June 30, 2011, management believes the Bank met two of the three IMCR’s: Tier 1 Capital was 11.59 percent of risk-weighted assets and Total Risk Based Capital was 12.88 percent of risk-weighted assets. The Bank did not meet the IMCR for the Tier 1 Leverage ratio as Tier 1 Capital was 7.98 percent of adjusted total assets at June 30, 2011. The Bank met all three IMCR’s at September 30, 2011: Tier 1 Capital was 8.50 percent of adjusted total assets, Tier 1 Capital was 12.53 percent of risk-weighted assets, and Total Risk Based Capital was 13.82 percent of risk-weighted assets.

The Bank has notified its primary regulator that the Bank did not meet the IMCR for the Tier 1 Leverage ratio as of March 31, 2011 and June 30, 2011, but was in compliance as of September 30, 2011 requiring no further plan of action.

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

Suffolk has financial and performance letters of credit. Financial letters of credit require Suffolk to make payments if the customer’s financial condition deteriorates, as defined in the agreements. Performance letters of credit require Suffolk to make payments if the customer fails to perform certain non-financial contractual obligations. The maximum potential undiscounted amount of future payments of these letters of credit as of June 30, 2011 is $21,228,000 and they expire as follows: (in thousands)

2011	$20,036
2012	724
2013	44
2014	—
Thereafter	424

$21,228

Amounts due under these letters of credit would be reduced by any proceeds that Suffolk would be able to obtain in liquidating the collateral for the loans, which varies depending on the customer. The allowance for contingent liabilities includes a provision of $32,000 for losses based on the letters of credit outstanding as of June 30, 2011.

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

Allowance for Loan Losses

On October 25, 2010, the Bank entered into an agreement with the OCC (the “Agreement”) which required the Bank to, among other things, review its allowance for loan losses policy. In August 2011, in consultation with the Audit Committee, Suffolk’s management determined it was not properly identifying loan losses in the period incurred. This was the result of deficiencies in Suffolk’s internal controls with respect to credit administration and credit risk management, primarily with regard to risk-rating as well as with respect to the timing and recognition of charge-offs, impaired loans, and classified loans. As a result, certain loans should have been considered impaired, charged-off, or classified. The effect of these errors was recorded in the financial statements as of and for the year ended December 31, 2010 and the quarter ended September 30, 2010.

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

Suffolk takes into account applicable guidance under U.S. GAAP, including particularly “ASC 855 - Subsequent Events.” Under this statement, subsequent events are defined as events or transactions that occur after the balance sheet date but before financial statements are issued or are available to be issued. This statement requires that entities recognize in the financial statements the effects of all subsequent events that provide additional evidence about conditions that existed as of the balance sheet date, including any estimates underlying the financial statements. The entity should not recognize subsequent events that provide evidence about conditions that arose after the balance sheet date, but should disclose those events which are so important that nondisclosure would make the financial statements misleading.

Suffolk considers the determination of the allowance for loan losses to involve a higher degree of judgment and complexity than its other significant accounting policies. The allowance for loan losses (“ALLL”) is determined by continuous analysis of the loan portfolio. That analysis includes changes in the size and composition of the portfolio, historical loan losses, industry-wide losses, current and anticipated economic trends, and details about individual loans. It also includes estimates of the actual value of collateral and other possible sources of repayment. Suffolk maintains an ALLL at a level management believes will be adequate to absorb known and inherent losses on existing loans that may become uncollectible, based on an evaluation of their collectibility; however, the determination of the allowance is inherently subjective, as it requires estimates, all of which may be subject to significant change. When a loan, in full or in part, is deemed uncollectible, it is charged against the allowance. This happens when it is well past due and the borrower has not shown the ability or intent to make the loan current, or the borrower does not have enough assets to pay the debt, or the value of the collateral is less than the balance of the loan and not likely to improve soon. Residential real estate and consumer loans are analyzed as a group and not individually because of the large number of loans, small balances, and historically low losses. In the future, the provision for loan losses may change as a percentage of total loans. The percentage of net charge-offs to average net loans during the three months ended June 30, 2011 was 0.16 percent compared to 1.42 percent in 2010 and 0.09 percent in 2009 for the respective three month periods ended June 30th. The ratio of the allowance for loan losses to loans, net of discounts, was 4.71 percent at June 30, 2011, compared to 2.56 percent at the end of 2010, and 1.06 percent in 2009.

A summary of transactions follows: (in thousands)

Period Ended:	Six Months Ended June 30, 2011	Year Ended December 31, 2010 Restated
Allowance for loan losses, January 1,	$28,419	$12,333
Loans charged-off:
Commercial, financial & agricultural loans	1,289	8,501
Commercial real estate mortgages	—	2,788
Real estate construction loans	—	3,548
Residential mortgages (1st and 2nd liens)	411	769
Home equity loans	70	315
Consumer loans	144	317
Other loans	—	—

Total Charge-offs	$1,914	$16,238

Loans recovered after being charged-off	Six Months Ended June 30, 2011	Year Ended December 31, 2010 Restated
Commercial, financial & agricultural loans	178	69
Commercial real estate mortgages	—	—
Real estate construction loans	—	—
Residential mortgages (1st and 2nd liens)	1	—
Home equity loans	—	—
Consumer loans	39	118
Other loans	—	—

Total recoveries	$218	$187

Net loans charged-off	1,696	16,051
Reclass to allowance for contingent liabilities	—	51
Provision for loan losses	23,188	32,086

Allowance for loan losses, Ending Balance	$49,911	$28,419

Suffolk’s underwriting standards generally require a loan-to-value ratio of 75 percent or less, and when applicable, a debt coverage ratio of at least 120 percent, at the time a loan is originated. Suffolk has not been directly affected by the increase in defaults of sub-prime mortgages as Suffolk does not originate, or hold in portfolio, sub-prime mortgages. The allowance for loan loss analysis includes changes in the size and composition of the portfolio, Suffolk’s own historical loan losses, current and anticipated economic trends, and details about individual loans. It also includes estimates of the actual value of collateral, other possible sources of repayment and estimates that are susceptible to significant changes due to changes in appraisal values of collateral, national and regional economic conditions, and other factors. The analysis also considers the loan loss history of Suffolk’s peers with similar characteristics. In assessing the adequacy of the allowance, Suffolk reviews its loan portfolio by separate categories which have similar risk and collateral characteristics; e.g. commercial loans, commercial real estate, construction loans, residential mortgages, home equity loans, and consumer loans. Management conducts a monthly analysis of the loan portfolio which evaluates any loan designated as having a high risk profile including but not limited to, loans classified as “Substandard” or “Doubtful” as defined by regulation, loans criticized internally or designated as “Special Mention,” delinquencies, expirations, overdrafts, loans to customers having experienced recent operating losses and loans identified by management as impaired. The analysis is performed to determine the amount of the allowance which would be adequate to absorb probable losses contained in the loan portfolio. The analytical process is regularly reviewed and adjustments may be made based on the assessments of internal and external influences on credit quality. See Note (6), “Allowance for Loan Losses”, to the notes to the unaudited financial statements.

The following tables summarize the allowance for loan losses by category for the periods presented: (in thousands)

	Impaired Allocation June 30, 2011	Remaining Allocation June 30, 2011	Total Allocation June 30, 2011	% of Total
Commercial, financial & agricultural loans	$9,824	$20,662	$30,486	61.1%
Commercial real estate mortgages	6,011	5,199	11,210	22.5%
Real estate construction loans	1,847	2,316	4,163	8.3%
Residential mortgages (1st and 2nd liens)	—	1,691	1,691	3.4%
Home equity loans	—	1,908	1,908	3.8%
Consumer loans	—	453	453	0.9%

Allowance for loan losses	$17,682	$32,229	$49,911	100%

	Impaired Allocation December 31, 2010 Restated	Remaining Allocation December 31, 2010 Restated	Total Allocation December 31, 2010 Restated	% of Total
Commercial, financial & agricultural loans	$2,845	$10,981	$13,826	48.6%
Commercial real estate mortgages	5,636	3,590	9,226	32.5%
Real estate construction loans	935	2,242	3,177	11.2%
Residential mortgages (1st and 2nd liens)	—	519	519	1.8%
Home equity loans	—	1,392	1,392	4.9%
Consumer loans	—	279	279	1.0%

Allowance for loan losses	$9,416	$19,003	$28,419	100%

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

Additional analysis of charged-off loans for the quarter ended June 30, 2011 is provided below: (in thousands)

		June 30, 2011
	Non-performing Loans	Impaired Loans	Restructured Loans	Total
Commercial, financial & agricultural loans	$133	$—	$260	$393
Commercial real estate mortgages	—	—	—	—
Real estate construction loans	—	—	—	—
Residential mortgages (1st and 2nd liens)	363	—	—	363
Home equity loans	—	—	—	—
Consumer loans	87	—	—	87

Total Charge-offs	$583	$—	$260	$843

Net charge-offs for the six months ended June 30, 2011 were $1,696,000 compared to $3,337,000 of net charge-offs for the six months ended June 30, 2010. The decreased net charge-offs are primarily attributable to charge-offs of $1,735,000 of commercial mortgages in the second quarter of 2010.

The following table presents information concerning loan balances and asset quality: (dollars in thousands)

`	Six Months Ended June 30, 2011	Twelve Months Ended December 31, 2010 Restated
Loans, net of discounts:
Average	$1,080,789	$1,129,917
At end of period	1,059,256	1,112,279
Non-performing loans/total loans, net of discounts	5.53%	2.61%
Non-performing assets/total assets (1)	3.83	2.16
Net charge-offs (recoveries)/average net loans	0.31	1.42
Net charge-offs (recoveries)/net loans	0.32	1.44
Allowance for loan losses/loans, net of discounts	4.71	2.56

(1)	Non-performing assets include non-performing loans and other real estate owned (“OREO”). Ratios annualized where appropriate.

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

The following table shows non-accrual, past due, and restructured loans past due at June 30, 2011 and December 31, 2010: (in thousands)

	June 30, 2011	December 31, 2010 Restated
Loans accruing but past due contractually 90 days or more	$—	$—
Loans not accruing interest	58,599	28,991
Restructured loans past due	6,890	493

Total	$65,489	$29,484

Interest on loans that are no longer accruing interest would have amounted to about $963,000 and $1,764,000, respectively, for the three and six months ended June 30, 2011 under the contractual terms of those loans. Suffolk records the payment of interest on such loans as a reduction of principal. Suffolk has a formal procedure for internal credit review to more precisely identify risk and exposure in the loan portfolio.

Impaired loans are segregated and reviewed separately. Impaired loans secured by collateral are reviewed based on their collateral and the estimated time required to recover Suffolk’s investment in the loan as well as the cost of doing so, and the estimate of the recovery anticipated. Reserves are allocated to impaired loans based on this review. The allocated reserve is an estimation of losses specific to individual impaired loans. Allocated reserves are established based on an analysis of the most probable sources of repayment and liquidation of collateral. Reserves allocated to impaired loans were $17.7 million and $9.4 million as of June 30, 2011 and December 31, 2010, respectively. While every non-performing loan is evaluated individually, not every loan requires an allocated reserve. Allocated reserves fluctuate based on changes in the underlying loans, anticipated sources of repayment, and charge-offs.

See also summary of impaired loans in Note (6), Allowance for Loan Losses, in the financial statements.

Impairment reserves were assigned to approximately $60,299,000 or 48 percent of our impaired loans as of June 30, 2011 with the assistance of a third-party appraisal. As of December 31, 2010, impairment reserves were assigned to approximately $49,097,000 or 49 percent of our impaired loans. Collateral-dependent loans are evaluated for impairment when a loan becomes 90 days past due or another impairment indicator is identified. At the time a loan is evaluated for impairment, an appraisal is ordered from an independent third-party licensed appraiser for loans in excess of $250,000. Typically, it takes approximately 30-90 days to receive and review the appraisal on a commercial real estate mortgage. To date, Suffolk has not experienced any significant delays between ordering appraisals and recognizing charge-offs. While waiting for an updated appraisal, we continue to contact the borrower to arrange a payment plan and monitor for any payment. Since the majority of the collateral securing impaired loans are within our local market, an officer of the Bank may drive by to make an initial assessment of the property’s condition.

At June 30, 2011 and December 31, 2010, impaired loans totaling $66,587,000 and $51,144,000, respectively, require no associated valuation allowance. For these loans, an evaluation for impairment was completed but, due the bank’s collateral position, no valuation allowance was required. The required allowance is calculated based upon the appraisal methodology described above for collateral-dependent loans. For non-collateral-dependent loans, the allowance is based on the present value of future cash flows. As measuring impairment is an estimate which requires judgment, future results of operations may be negatively affected by outcomes different from those estimated.

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

The following table summarizes Suffolk’s non-performing loans by category: (in thousands of dollars except for ratios)

	Non-performing Loans
	6/30/2011	% of Total	Total Loans 6/30/2011	% of Total Loans	12/31/2010 Restated	% of Total	Total Loans 12/31/2010	% of Total Loans
Commercial, financial & agricultural	$11,311	19.3%	$239,432	4.72%	$2,382	8.2%	$248,750	0.96%
Commercial real estate	26,331	45.0%	436,511	6.03%	11,601	40.0%	431,179	2.69%
Real estate construction loans	11,063	18.9%	68,148	16.23%	10,481	36.2%	82,720	12.67%
Residential mortgages (1st & 2nd liens)	5,640	9.6%	175,389	3.97%	3,466	12.0%	195,993	1.77%
Home equity loans	4,050	6.9%	81,824	4.95%	986	3.4%	84,696	1.16%
Consumer loans	204	0.3%	57,509	0.35%	75	0.3%	67,814	0.11%
Other loans	—	0.0%	443	0.00%	—	0.0%	1,127	0.00%

Total non-performing loans	$58,599	100%	$1,059,256	5.53%	$28,991	100%	$1,112,279	2.61%

The following table details the collateral value securing non-performing loans: (in thousands)

	June 30, 2011		December 31, 2010 Restated
	Non-performing Loans Principal Balance	Collateral Value	Non-performing Loans Principal Balance	Collateral Value
Commercial, financial & agricultural loans	$11,311	$—	$2,382	$—
Commercial real estate mortgages	26,331	46,467	11,601	16,002
Real estate construction loans	11,063	15,363	10,481	14,455
Residential mortgages (1st and 2nd liens)	5,640	17,022	3,466	10,023
Home equity loans	4,050	11,612	986	4,384
Consumer loans	204	—	75	—

Total	$58,599	$90,464	$28,991	$44,864

During the six months ended June 30, 2011 and 2010, interest income totaling $1,962,000 and $1,094,000, respectively, was recognized on impaired loans. Cash basis interest income recognized on those loans during that period was immaterial.

Restructured loans totaled $31,277,000 at June 30, 2011 and $24,044,000 at December 31, 2010, and are considered to be impaired loans. Included in non-performing loans are restructured loans of $22,874,000 at June 30, 2011 that is no longer accruing interest. Subsequent to restructure, there has been $617,000 in advances funded on non-performing restructured loans outstanding as of June 30, 2011.

The loans that have been restructured have been modified as to interest rate, due dates, or extension of the maturity date. Restructured loans are considered to be non-accrual loans, if at the time of restructuring the loan was deemed non-accrual. Once a sufficient amount of time has passed, generally six months, if the restructured loan has performed under the modified terms, the loan is returned to accrual status. In addition to the passage of time, we also consider the collateral value and the ability of the borrower to continue to make payments in accordance with the modified terms. During the six months ended June 30, 2011, there were no restructured loans returned to accrual status.

As of both June 30, 2011 and December 31, 2010, we have not performed any commercial real estate (CRE) or other type of loan workouts whereby an existing loan was restructured into multiple new loans.

The total balance of OREO, which is recorded at fair value, less estimated selling costs, was $1,800,000 at June 30, 2011.

As of June 30, 2011, classified loans amounted to 21.1 percent of total loans, as compared with 15.6 percent at December 31, 2010. The increase is attributable to the prolonged national and regional economic slowdown, along with a more objective review of the portfolio noted elsewhere in this filing.

Real estate construction loans amounted to $68,148,000 as of June 30, 2011. Non-performing real estate construction loans totaled $11,063,000, which is 16.2 percent of the real estate construction portfolio.

The following table presents information regarding real estate construction loans: (in thousands)

	Non-performing Real Estate Construction Loans
	June 30, 2011				December 31, 2010 Restated
	Balance Outstanding	Non- performing Balance	Impaired Balance	Allowance Allocation	Balance Outstanding	Non- performing Balance	Impaired Balance	Allowance Allocation
Real estate construction loans	$68,148	$11,063	$28,764	$4,163	$82,720	$10,481	$26,897	$3,177
All loans	$1,059,256	$58,599	$126,920	$49,911	$1,112,279	$28,991	$100,241	$28,419
Real estate construction loans as % of all loans	6.43%	18.88%	22.66%	8.34%	7.44%	36.15%	26.83%	11.18%

The following table presents non-performing and collateral value information on real estate construction loans: (in thousands)

	June 30, 2011			December 31, 2010 Restated
	Non- performing Balance	Total Collateral Value	Loan to Value Ratio	Non- performing Balance	Total Collateral Value	Loan to Value Ratio
Real estate construction loans	$11,063	$15,363	72%	$10,481	$14,455	73%

Real estate construction loans as a percentage of the loan portfolio have decreased since December 31, 2010. The non-performing balance of real estate construction loans as a percentage of all non-performing loans has also decreased from 36.15 percent at December 31, 2010 to 18.88 percent at June 30, 2011.

The following table summarizes as of June 30, 2011 loans that have been restructured during the periods presented (dollars in thousands):

	For the three months ended June 30, 2011			For the six months ended June 30, 2011
Troubled Debt Restructurings	# of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	# of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Commercial, financial, and agricultural	9	$341	$364	24	$3,136	$3,159
Commercial, secured by real estate	3	3,059	3,059	6	6,861	6,861
Real estate construction loans	0	—	—	0	—	—
Residential mortgages	4	1,337	1,522	4	1,337	1,522
Home Equity	1	291	291	1	291	291
Consumer	0	—	—	2	34	34

	17	$5,028	$5,236	37	$11,659	$11,867

The following table summarizes as of June 30, 2011, loans that were restructured that have subsequently defaulted within the last twelve months: (dollars in thousands)

Defaulted Troubled Debt Restructurings	Number of Loans	Recorded Investment
Commercial, financial, and agricultural	25	$664
Commercial, secured by real estate	4	4,598
Real estate construction loans	1	9,697
Residential mortgages	3	1,166
Home Equity	0	—
Consumer	1	—

	34	$16,125

Defaulted restructured loans include 16 contracts with zero balances: 14 commercial, financial, and agricultural loans, one commercial loan secured by real estate and one consumer loan. All 16 loans were charged off.

See also Note (6) Allowance for Loan Losses, in the financial statements.

Deferred Tax Assets and Liabilities

Suffolk recognizes deferred tax assets and liabilities. Deferred income taxes occur when income taxes are allocated through time. Some items are temporary, resulting from differences in the timing of a transaction under generally accepted accounting principles, and for the computation of income tax. Examples would include the future tax effects of temporary differences for such items as deferred compensation and the provision for loan losses. Estimates of deferred tax assets are based upon evidence available to management that future realization is more likely than not. If management determines that Suffolk may be unable to realize all or part of net deferred tax assets in the future, a direct charge to income tax expense may be required to reduce the recorded value of the net deferred tax asset to the amount that management expects to realize. At June 30, 2011, Suffolk believes the deferred tax is fully realizable.

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

Business Risks and Uncertainties

This report contains some statements that look to the future. These may include remarks about Suffolk Bancorp, the banking industry, the economy in general, expectations of the business environment in which Suffolk operates, projections of future performance, and potential future credit experience. These forward-looking statements are based upon current management expectations, and may, therefore, involve risks and uncertainties that cannot be predicted or quantified and are beyond Suffolk’s control and are subject to a variety of uncertainties that could cause future results to vary materially from Suffolk’s historical performance, or from current expectations. Factors affecting Suffolk include particularly, but are not limited to: changes in interest rates; increases or decreases in retail and commercial economic activity in Suffolk’s market area; variations in the ability and propensity of consumers and businesses to borrow, repay, or deposit money, or to use other banking and financial services; results of regulatory examinations; any failure by us to comply with our written agreement with the OCC or the individual minimum capital ratios for the Bank established by the OCC; the cost of compliance with the Agreement; failure by us to restore and maintain effective internal controls over financial reporting and disclosure controls and procedures;, potential litigation or regulatory action relating to the matters resulting in our failure to file this Form 10-Q on time or resulting from the revisions to our earnings previously announced on April 12, 2011; or the restatement of our financial statements for the quarterly period ended September 30, 2011 and year ended December 31, 2010; and the potential that net charge-offs are higher than expected. Further, it could take Suffolk longer than anticipated to implement its strategic plans to increase revenue and manage non-interest expense, or it may not be possible to implement those plans at all. Finally, new and unanticipated legislation, regulation, or accounting standards may require Suffolk to change its practices in ways that materially change the results of operations.

Item 4 - Controls and Procedures

Suffolk’s Chief Executive Officer who is also Acting Chief Financial Officer (collectively, the “Certifying Officers”) evaluated the effectiveness of Suffolk’s disclosure controls and procedures (as defined in Rules 13a-15(e) of the Securities Exchange Act of 1934) as of June 30, 2011 in connection with the filing of the initial Form 10-Q for that period.

The Certifying Officers evaluated the effectiveness of disclosure controls and procedures as of June 30, 2011. Based on that evaluation, and in light of material weaknesses in internal control over financial reporting that existed throughout this quarter as described below, management concluded that Suffolk’s disclosure controls and procedures were not effective as of June 30, 2011.

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

Financial Reporting Staffing Resources

Management concluded that a material weakness exists due to insufficient staffing resources that are in dedicated permanent positions within the accounting function with sufficient skills and industry knowledge of Generally Accepted Accounting Principles in the United States (“US GAAP”) and regulatory accounting, which resulted in insufficient documentation and monitoring over the financial reporting cycle, including preparing financial statements and disclosures. Among other factors identified, approximately six months have passed since the prior Chief Financial Officer resigned as of June 24, 2011 and Suffolk has yet to fill the position. Suffolk immediately engaged an interim accounting consultant to assist with financial reporting in the meantime; however, the individual is not an officer of Suffolk. Suffolk’s President and Chief Executive Officer was appointed as Acting Chief Financial Officer until a permanent Chief Financial Officer is hired, representing a significant concentration of authority in one individual.

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

In connection with the remediation referred to above, certain changes to the internal control over financial reporting have occurred during the second quarter of 2011 that are reasonably likely to materially affect Suffolk’s internal control over financial reporting. These changes included the implementation of remediation steps 1, 7, 8 and 10 described above.

Suffolk cannot determine the impact of the remediation at this time.

PART II

Item 1 – Legal Proceedings

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

The foregoing matters are in their preliminary phases and it is not possible to ascertain whether there is a reasonable possibility of a loss from these matters. Therefore, we concluded that an amount for a loss contingency is not required to be accrued or disclosed at this time. Suffolk believes that it has substantial defenses to the claims filed against it in these lawsuits and, to the extent that these actions proceed, Suffolk intends to defend itself vigorously.

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

Item 1A - Risk Factors

There are no material changes from any of the risk factors previously disclosed in Suffolk’s 2010 Form 10-K in response to Part I, Item 1A, except as follows:

As of June 30 2011, the Bank failed to maintain a Tier 1 leverage capital ratio of at least equal to 8.00 percent of adjusted total assets as required by the OCC; further increases to Suffolk’s allowance for loan losses would negatively impact its capital levels, causing the Bank to fail to be in compliance with the ratios established by the OCC, which could result in further regulatory enforcement actions.

The Bank is subject to individual minimum capital ratios (“IMCR’s”) established by the OCC requiring Tier 1 Leverage Capital equal to at least 8.00 percent of adjusted total assets; Tier 1 Risk-based Capital equal to at least 10.50 percent of risk-weighted assets; and Total Risk Based Capital equal to at least 12.00 percent of risk-weighted assets. At June 30, 2011, management believes the Bank met two of the three IMCR’s: Tier 1 Capital was 11.59 percent of risk-weighted assets and Total Risk Based Capital was 12.88 percent of risk-weighted assets. The Bank did not meet the IMCR for the Tier 1 Leverage ratio as Tier 1 Capital was 7.98 percent of adjusted total assets at June 30, 2011. The Bank met all three IMCR’s at September 30, 2011: Tier 1 Capital was 8.50 percent of adjusted total assets, Tier 1 Capital was 12.53 percent of risk-weighted assets, and Total Risk Based Capital was 13.82 percent of risk-weighted assets. Further increases to Suffolk’s allowance for loan losses, however, could negatively impact the Bank’s capital levels and make it difficult to maintain the capital levels directed by the OCC. If the Bank fails to maintain the required capital levels, it could be subject to further regulatory enforcement actions.

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

On April 12, 2011, Suffolk released preliminary earnings for the first quarter of 2011. Following that release, but prior to the regulatory deadline to file its Form 10-Q, management identified possible deficiencies and/or weaknesses in Suffolk’s internal controls with respect to credit administration and credit risk management, primarily with respect to the timing of the recognition of credit risk, as well as with regard to risk rating which affected the computation of the allowance for loan losses. On May 11, 2011, Suffolk announced that it would be delayed in filing its Form 10-Q. Suffolk retained independent consultants specializing in the evaluation and computation of the allowance for loan losses that conducted an independent review of Suffolk’s loan files with respect to the correct risk-rating of credits, and to the extent possible, to evaluate when that rating might correctly have been determined, and finally, where applicable, what the correct specific impairment allowance should be. The result of the reevaluation and re-computation of the allowance for loan losses was an increase in the specific impairment allowances, offset by a decrease in the qualitative reserve percentages, resulting in an overall increase in the total allowance over that announced on April 12, 2011. On August 12, 2011, Suffolk announced that the Audit Committee of the Board of Directors had concluded that Suffolk’s previously issued financial statements as of and for the year ended December 31, 2010, the quarter ended December 31, 2010 and the quarter ended September 30, 2010, as reported in Suffolk’s Annual Report on Form 10-K and Quarterly Report on Form 10-Q, respectively, should no longer be relied upon due to an understatement of its allowance for loan losses in such periods. The reevaluation and restatement process has resulted in additional costs to Suffolk and may cause Suffolk to incur further costs that could adversely affect its results of operation or financial condition. The revisions to our earnings previously announced on April 12, 2011 and the restatement of our financial statements may also result in regulatory action or litigation against Suffolk, which could adversely affect our results of operation or financial condition.

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

Potential impairment in the carrying value of our goodwill could negatively impact our earnings and capital.

At June 30, 2011, we had goodwill totaling $814,000. Goodwill is reviewed for impairment at least annually or more frequently if events or changes in circumstances indicate that the carrying value may not be recoverable. Given the current economic environment, we could be required to evaluate the recoverability of goodwill prior to our normal annual assessment if we experience disruption in our business and/or sustained market capitalization declines. These types of events and the resulting analyses could result in goodwill impairment charges in the future. These non-cash impairment charges could adversely affect our results of operations in future periods.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information about repurchases of common stock:

	For the last 12 months	Jun. 30, 2011	For the three months ended		Sept. 30, 2010
			Mar. 31, 2011	Dec. 31, 2010
Average price per share of quarterly repurchases	$2.50	$—	$2.50	$—	$—
Aggregate cost of quarterly repurchases	$7,780	$—	$7,780	$—	$—
Repurchases of common stock
Treasury stock, beginning balance	4,002,158	4,005,270	4,002,158	4,002,158	4,002,158
Repurchases (1)	3,112	—	3,112	—	—

Treasury stock, ending balance	4,005,270	4,005,270	4,005,270	4,002,158	4,002,158

(1)	Shares repurchased in payment of exercised employee incentive stock options. No shares were repurchased in market transactions.

Item 6 - Exhibits

CERTIFICATION OF PERIODIC REPORT - Exhibit 31.1

CERTIFICATION OF PERIODIC REPORT - Exhibit 31.2

CERTIFICATION OF PERIODIC REPORT - Exhibit 32.1

CERTIFICATION OF PERIODIC REPORT - Exhibit 32.2

SEVERANCE AGREEMENT with Karen A. Hamilton, Executive Vice President & Chief Lending Officer - Exhibit 99.1

CHANGE OF CONTROL AGREEMENT with Karen A. Hamilton, Executive Vice President & Chief Lending Officer - Exhibit 99.2

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