Form 10-Q
period 2011-09-30
SUFFOLK BANCORP
filed 2011-12-20
CIK 754673

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

9,726,814 SHARES OF COMMON STOCK OUTSTANDING AS OF November 1, 2011

This page left blank intentionally.

SUFFOLK BANCORP AND SUBSIDIARIES

Item 1 – Financial Statements

SUFFOLK BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CONDITION AS OF

(in thousands of dollars except for share data)

	September 30, 2011	December 31, 2010
	unaudited	restated
ASSETS
Cash & Due from Banks	$166,966	$41,149
Federal Reserve Bank Stock	712	652
Federal Home Loan Bank Stock	1,744	3,531
Investment Securities:
Available for Sale, at Fair Value	307,362	396,670
Held to Maturity (Fair Value of $10,390 and $10,703, respectively)
Obligations of States & Political Subdivisions	9,422	9,936
Other Securities	80	80

Total Investment Securities	316,864	406,686

Total Loans	1,012,888	1,112,279
Less: Allowance for Loan Losses	43,693	28,419

Net Loans	969,195	1,083,860

Premises & Equipment, Net	26,904	25,548
Other Real Estate Owned, Net	1,800	5,719
Accrued Interest and Loan Fees Receivable	7,318	7,025
Goodwill	814	814
Other Assets	30,502	31,883

TOTAL ASSETS	$1,522,819	$1,606,867

LIABILITIES & STOCKHOLDERS’ EQUITY
Demand Deposits	$519,604	$493,630
Saving, N.O.W. & Money Market Deposits	562,203	601,828
Time Certificates of $100,000 or more	181,415	210,096
Other Time Deposits	89,957	97,199

Total Deposits	1,353,179	1,402,753

Federal Home Loan Bank Borrowings	—	40,000
Dividend Payable on Common Stock	—	1,454
Accrued Interest Payable	419	591
Other Liabilities	29,017	25,249

TOTAL LIABILITIES	1,382,615	1,470,047

STOCKHOLDERS’ EQUITY
Common Stock (par value $2.50; 15,000,000 shares authorized; 9,726,814 and 9,692,312 shares outstanding at September 30, 2011 and December 31, 2010, respectively)	34,330	34,236
Surplus	24,010	23,368
Retained Earnings	90,148	91,450
Treasury Stock at Par (4,005,270 and 4,002,158 shares, respectively)	(10,013)	(10,005)

	138,475	139,049

Accumulated Other Comprehensive Gain (Loss), Net of Tax	1,729	(2,229)

TOTAL STOCKHOLDERS’ EQUITY	140,204	136,820

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$1,522,819	$1,606,867

See accompanying notes to consolidated financial statements.

SUFFOLK BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED

(in thousands of dollars except for share and per share data)

		September 30, 2011	September 30, 2010
		unaudited	unaudited restated
INTEREST INCOME
Federal Funds Sold & Interest Due from Banks		$79	$3
United States Treasury Securities		1	71
Obligations of States & Political Subdivisions		1,544	1,979
Mortgage-Backed Securities		1,412	1,888
U.S. Government Agency Obligations		44	202
Other Securities		59	95
Loans and Loan Fees		15,100	17,464

Total Interest Income		18,239	21,702

INTEREST EXPENSE
Saving, N.O.W. & Money Market Deposits		435	827
Time Certificates of $100,000 or more		471	709
Other Time Deposits		307	436
Federal Funds Purchased and Repurchase Agreements		1	—
Borrowings		—	363

Total Interest Expense		1,214	2,335

Net Interest Income		17,025	19,367
Provision for Loan Losses		900	14,729

Net Interest Income After Provision for Loan Losses		16,125	4,638

OTHER INCOME
Service Charges on Deposit Accounts		953	1,215
Other Service Charges, Commissions & Fees		988	1,007
Fiduciary Fees		213	243
Other Operating Income		236	202

Total Other Income		2,390	2,667

OTHER EXPENSE
Salaries & Employee Benefits		8,141	7,457
Net Occupancy Expense		1,435	1,336
Equipment Expense		506	511
Outside Services		1,425	727
FDIC Assessments		555	862
OREO Expense		182	—
Other Operating Expense		2,683	2,128

Total Other Expense		14,927	13,021

Income (Loss) Before Income Taxes		3,588	(5,716)
Provision (Benefit) for Income Taxes		516	(2,579)

NET (LOSS) INCOME		$3,072	$(3,137)

Weighted Average: Common Shares Outstanding		9,726,948	9,662,328
Dilutive Stock Options		—	—

Weighted Average Total Common Shares and Dilutive Options		9,726,948	9,662,328

EARNINGS (LOSS) PER COMMON SHARE	Basic	$0.32	$(0.32)
	Diluted	$0.32	$(0.32)
DIVIDENDS PER COMMON SHARE		—	$0.22

See accompanying notes to consolidated financial statements.

SUFFOLK BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE NINE MONTHS ENDED

(in thousands of dollars except for share and per share data)

		September 30, 2011	September 30, 2010
		unaudited	unaudited restated
INTEREST INCOME
Federal Funds Sold & Interest Due from Banks		$140	$8
United States Treasury Securities		96	213
Obligations of States & Political Subdivisions		5,332	5,818
Mortgage-Backed Securities		4,558	5,957
U.S. Government Agency Obligations		337	607
Other Securities		203	320
Loans and Loan Fees		47,488	52,545

Total Interest Income		58,154	65,468

INTEREST EXPENSE
Saving, N.O.W. & Money Market Deposits		1,618	2,551
Time Certificates of $100,000 or more		1,576	2,271
Other Time Deposits		985	1,365
Federal Funds Purchased and Repurchase Agreements		1	2
Borrowings		654	1,322

Total Interest Expense		4,834	7,511

Net Interest Income		53,320	57,957
Provision for Loan Losses		24,088	26,549

Net Interest Income After Provision for Loan Losses		29,232	31,408

OTHER INCOME
Service Charges on Deposit Accounts		2,964	3,745
Other Service Charges, Commissions & Fees		2,631	2,591
Fiduciary Fees		644	760
Net Gain on Sale of Securities Available for Sale		1,645	12
Other Operating Income		830	689

Total Other Income		8,714	7,797

OTHER EXPENSE
Salaries & Employee Benefits		23,458	21,682
Net Occupancy Expense		4,391	4,030
Equipment Expense		1,451	1,576
Outside Services		3,423	1,646
FDIC Assessments		2,541	2,089
OREO Expense		293	—
Prepayment Fee on Borrowing		1,028	—
Other Operating Expense		7,145	6,280

Total Other Expense		43,730	37,303

(Loss) Income Before Income Taxes		(5,784)	1,902
(Benefit) Provision for Income Taxes		(4,552)	(1,285)

NET INCOME (LOSS)		$(1,232)	$3,187

Weighted Average: Common Shares Outstanding		9,718,809	9,649,550
Dilutive Stock Options		—	6,408

Weighted Average Total Common Shares and Dilutive Options		9,718,809	9,655,958

EARNINGS (LOSS) PER COMMON SHARE	Basic	$(0.13)	$0.33
	Diluted	$(0.13)	$0.33
DIVIDENDS PER COMMON SHARE		—	$0.66

See accompanying notes to consolidated financial statements.

SUFFOLK BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED

(in thousands of dollars)

	September 30, 2011	September 30, 2010
	unaudited	unaudited
NET INCOME (LOSS)	$(1,232)	$3,187

ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO NET CASH

CASH FLOWS FROM OPERATING ACTIVITIES
Provision for Loan Losses	24,088	26,549
Depreciation & Amortization	2,019	1,881
Stock Based Compensation	—	8
Accretion of Discounts	(89)	(118)
Amortization of Premiums	1,890	2,122
Increase in Accrued Interest and Loan Fees Receivable	(293)	(672)
Increase in Other Assets	(3,732)	(5,463)
Decrease in Accrued Interest Payable	(172)	(179)
Increase (Decrease) in Income Taxes Payable	2,345	(2,131)
Increase in Other Liabilities	1,572	2,075
Net Gain on Sale of Securities Available for Sale	(1,645)	(12)

Net Cash Provided by Operating Activities	24,751	27,247

CASH FLOWS FROM INVESTING ACTIVITIES
Principal Payments on Investment Securities	25,479	22,689
Proceeds from Sale of Investment Securities Available for Sale	44,174	1,232
Maturities of Investment Securities Available for Sale	29,605	2,000
Purchases of Investment Securities Available for Sale	(3,287)	(22,904)
Maturities of Investment Securities Held to Maturity	3,951	6,836
Purchases of Investment Securities Held to Maturity	(1,715)	(2,833)
Loan (Disbursements) & Repayments, Net	90,708	13,740
Purchases of Premises & Equipment, Net	(1,398)	(904)
Disposition of Other Real Estate Owned	3,919	—

Net Cash Provided by Investing Activities	191,436	19,856

CASH FLOWS FROM FINANCING ACTIVITIES
Net (Decrease) Increase in Deposit Accounts	(49,574)	90,000
Short-term Borrowings and (Repayments), Net	(40,000)	(110,800)
Dividends Paid to Shareholders	(1,454)	(6,361)
Stock Dividend Reinvestment, Net	658	870
Stock Options and Stock Appreciation Rights Exercised	—	209

Net Cash Used in Financing Activities	(90,370)	(26,082)

Net Increase in Cash & Cash Equivalents	125,817	21,021

Cash & Cash Equivalents Beginning of Period	41,149	37,007

Cash & Cash Equivalents End of Period	$166,966	$58,028

Supplemental Disclosure of Cash Flow Information
Cash Received During the Nine Month Period for Interest	$57,861	$64,797

Cash Paid During the Nine Month Period for:
Interest	$5,006	$7,689
Income Taxes	197	8,020

Total Cash Paid for Interest & Income Taxes	$5,203	$15,709

See accompanying notes to consolidated financial statements.

SUFFOLK BANCORP AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1) Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated financial statements of Suffolk Bancorp (“Suffolk”) and its consolidated subsidiaries, primarily Suffolk County National Bank (the “Bank”), have been prepared to reflect all adjustments (consisting solely of normally recurring accruals) necessary for a fair presentation of the financial condition and results of operations for the periods presented. Certain information and footnotes normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) have been condensed or omitted. Notwithstanding, management believes that the disclosures are adequate to prevent the information from misleading the reader, particularly when the accompanying consolidated financial statements are read in conjunction with the audited consolidated financial statements and notes thereto included in the Registrant’s restated Annual Report on Form 10-K/A for the year ended December 31, 2010,

The results of operations for the nine months ended September 30, 2011 are not necessarily indicative of the results of operations to be expected for the remainder of the year.

Certain prior period amounts have been reclassified to conform to the current period’s presentation.

(2) Stock-based Compensation

At September 30, 2011, Suffolk had one stock-based employee compensation plan, the Suffolk Bancorp 2009 Stock Incentive Plan (“the Plan”), under which 500,000 shares of Suffolk’s common stock were originally reserved for issuance to key employees and directors, and of which none had yet been issued at September 30, 2011. Options are awarded by a committee appointed by the Board of Directors. The Plan provides that the option price shall not be less than the fair value of the common stock on the date the option is granted. All options are exercisable for a period of ten years or less. The Plan provides for but does not require the grant of stock appreciation rights that the holder may exercise instead of the underlying option. When the stock appreciation right is exercised, the underlying option is canceled. The optionee receives shares of common stock or cash with a fair market value equal to the excess of the fair value of the shares subject to the option at the time of exercise (or the portion thereof so exercised) over the aggregate option price of the shares set forth in the option agreement. The exercise of stock appreciation rights is treated as the exercise of the underlying option. Options vest after one year and expire after ten years except as otherwise specified in the option agreement.

Stock-based compensation for all share-based payments to employees, including grants of employee stock options, is recorded in the financial statements based on their fair values. During the nine months ended September 30, 2011, no compensation expense was recorded for stock-based compensation. As of September 30, 2011, there was no unrecognized compensation cost related to non-vested options under the Plan.

The following table presents the options granted, exercised, or expired under the 1999 Plan during the nine months ended September 30, 2011:

	Shares	Wtd. Avg. Exercise
Balance at December 31, 2010	89,500	$30.32
Options granted	—	—
Options exercised	(5,000)	15.50
Options expired or terminated	(23,000)	28.67

Balance at September 30, 2011	61,500	$32.15

The following table presents certain information about the valuation of vested options outstanding on September 30, 2011 and December 31, 2010:

At, or during,	Nine Months Ended September 30, 2011	Year Ended December 31, 2010
Exercisable options (vested)	61,500	89,500
Weighted average fair value of options (Black-Scholes model) at date of grant:	—	—
Black-Scholes Assumptions:
Risk-free interest rate	—	—
Expected dividend yield	—	—
Expected life in years	—	—
Expected volatility	—	—

The following table details contractual weighted-average lives of outstanding options at various prices:

		By range of exercise prices
from		$28.30	$34.39
to		32.90	34.95

Outstanding stock options		44,500	17,000
Weighted-average remaining life		5.08	3.73
Weighted-average exercise price		$31.14	$34.79

Exercisable stock options		44,500	17,000
Weighted-average remaining life		5.08	3.73
Weighted-average exercise price		$31.14	$34.79

		Weighted-average
At all prices	Options	price	life (yrs)
Total outstanding(1)	61,500	$32.15	4.71
Total exercisable	61,500	$32.15	4.71

(1)	During the nine months ended September 30, 2011 and the three months ended September 30, 2011 options to purchase 61,500 shares of common stock at a price of $28.30-$34.95 per share were outstanding. Options to purchase 93,500 shares of common stock at a price of $13.13-$34.95 per share were outstanding during the nine months ended September 30, 2010 and options to purchase 87,333 shares of common stock at a price $28.30-$34.95 per share were outstanding during the three months ended September 30, 2010. None of these options was included in the computation of the diluted earnings per share (“EPS”) on the Consolidated Statements of Operation because the exercise price was greater than the average market price of the common shares and the net loss recognized in the nine-month period ended September 30, 2011, and the quarter ended September 30, 2010. These options expire beginning in 2013.

(3) Income Taxes

Suffolk uses an asset and liability approach to accounting for income taxes. The asset and liability approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. Deferred tax assets are recognized if it is more likely than not that a future benefit will be realized. It is management’s position that no valuation allowance is necessary against any of Suffolk’s deferred tax assets. Suffolk accounts for income taxes in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740, “Income Taxes,” which prescribes the recognition and measurement criteria related to tax positions taken or expected to be taken in a tax return. Suffolk had unrecognized tax benefits including interest of approximately $34,000 as of September 30, 2011. Suffolk recognizes interest and penalties accrued relating to unrecognized tax benefits in income tax expense.

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

	September 30, 2011		December 31, 2010 Restated
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash & cash equivalents	$166,966	$166,966	$41,149	$41,149
Investment securities available for sale	307,362	307,362	396,670	396,670
Investment securities held to maturity	9,502	10,390	10,016	10,703
Total Loans	1,012,888	1,045,321	1,112,279	1,144,678
Accrued interest and loan fees receivable	7,318	7,318	7,025	7,025
Deposits	1,353,179	1,355,586	1,402,753	1,404,514
Borrowings	—	—	40,000	41,387
Accrued interest payable	419	419	591	591

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

The carrying amount and fair value of loans were as follows: (in thousands)

	September 30, 2011		December 31, 2010 Restated
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Commercial, financial & agricultural	$213,569	$217,456	$248,750	$253,153
Commercial real estate	433,057	452,995	431,179	449,418
Real estate construction loans	62,023	62,263	82,720	83,389
Residential mortgages (1st & 2nd liens)	171,515	178,784	195,993	203,909
Home equity loans	80,704	80,725	84,696	84,719
Consumer loans, net of unearned discounts	51,516	52,594	67,814	68,963
Other loans	504	504	1,127	1,127

Totals	$1,012,888	$1,045,321	$1,112,279	$1,144,678

Other assets measured at fair value were as follows: (in thousands)

		Fair Value Measurements Using
Description	September 30, 2011	Active Markets for Identical Assets Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$120,743	$—	$—	$120,743
Other real estate owned	1,800	—	—	1,800
Mortgage servicing rights (1)	1,630	—	—	1,630

Total	$124,173	$—	$—	$124,173

(1)	Mortgage servicing rights are measured at fair value on a recurring basis.

		Fair Value Measurements Using
Description	December 31, 2010 Restated	Active Markets for Identical Assets Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$90,825	$—	$—	$90,825
Other real estate owned	5,719	—	—	5,719
Mortgage servicing rights (1)	1,596	—	—	1,596

Total	$98,140	$—	$—	$98,140

(1)	Mortgage servicing rights are measured at fair value on a recurring basis.

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

The following tables summarize the valuation of financial instruments measured at fair value on a recurring basis in the consolidated statements of condition at September 30, 2011 and December 31, 2010, including the additional requirement to segregate classifications to correspond to the major security type classifications utilized for disclosure purposes: (in thousands)

		Fair Value Measurements Using
Description	September 30, 2011	Active Markets for Identical Assets Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Treasury securities	$—	$—	$—	$—
U.S. government agency debt	—	—	—	—
Collateralized mortgage obligations	136,016	—	136,016	—
Mortgage-backed securities	462	—	462	—
Obligations of states and political subdivisions	170,884	—	170,884	—

Total	$307,362	$—	$307,362	$—

		Fair Value Measurements Using
Description	December 31, 2010	Active Markets for Identical Assets Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Treasury securities	$8,102	$8,102	$—	$—
U.S. government agency debt	22,495	22,495	—	—
Collateralized mortgage obligations	162,323	—	162,323	—
Mortgage-backed securities	510	—	510	—
Obligations of states and political subdivisions	203,240	—	203,240	—

Total	$396,670	$30,597	$366,073	$—

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

The fair value of certificates of deposit is calculated by discounting cash flows with applicable origination rates. At September 30, 2011, the fair value of certificates of deposit totaling $273,775,000 had a carrying value of $271,372,000.

The fair value of commitments to extend credit was estimated by either discounting cash flows or using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the current creditworthiness of the counterparties.

Credit in the form of revolving open-end lines secured by one-to-four-family residential properties, commercial real estate, construction and land development loans, and lease financing arrangements was $85,311,000 and $123,672,000 as of September 30, 2011 and December 31, 2010, respectively.

The estimated fair value of written financial guarantees and letters of credit is based on fees currently charged for similar agreements. The contractual amounts of these commitments were $48,238,000 and $58,319,000 at September 30, 2011 and December 31, 2010, respectively. The fees charged for the commitments were not material in amount.

(5) Investment Securities

The amortized cost, estimated fair values, and gross unrealized gains and losses of Suffolk’s investment securities available for sale and held to maturity at September 30, 2011 and December 31, 2010, respectively, were: (in thousands)

	September 30, 2011				December 31, 2010
	Amortized Cost	Estimated Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Amortized Cost	Estimated Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
Available for sale:
U.S. Treasury securities	$—	$—	$—	$—	$8,014	$8,102	$88	$—
U.S. government agency debt	—	—	—		22,196	22,495	299	—
Collateralized mortgage obligations	130,703	136,016	6,947	(1,634)	157,179	162,323	6,627	(1,483)
Mortgage-backed securities	404	462	58	—	452	510	58	—
Obligations of states and political subdivisions	157,190	170,884	13,694	—	196,578	203,240	7,511	(849)

Balance	288,297	307,362	20,699	(1,634)	384,419	396,670	14,583	(2,332)

Held to maturity:
Obligations of states and political subdivisions	9,422	10,310	888	—	9,936	10,623	695	(8)
Other securities	80	80	—	—	80	80	—	—

Balance	9,502	10,390	888	—	10,016	10,703	695	(8)

Total investment securities	$297,799	$317,752	$21,587	$(1,634)	$394,435	$407,373	$15,278	$(2,340)

The amortized cost, maturities, and approximate fair value of Suffolk’s investment securities at September 30, 2011 were as follows: (in thousands)

	Available for Sale						Held to Maturity
	U.S. Treasury Securities		U.S. Govt. Agency Debt		Obligations of States & Political Subdivisions		Obligations of States & Political Subdivisions		Other Securities		Total Amortized Cost	Total Fair Value
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
(1) Maturity (in years)	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value
Within 1	$—	$—	$—	$—	$581	$588	$2,241	$2,261	$—	$—	$2,822	$2,849
After 1 but within 5	—	—	—	—	46,266	50,313	4,108	4,429	—	—	50,374	54,742
After 5 but within 10	—	—	—	—	108,814	118,330	3,073	3,620	—	—	111,887	121,950
After 10	—	—	—	—	1,529	1,653	—	—	—	—	1,529	1,653
Other Securities	—	—	—	—	—	—	—	—	80	80	80	80

Subtotal	—	—	—	—	157,190	170,884	9,422	10,310	80	80	166,692	181,274
Collateralized mortgage obligations	—	—	—	—	—	—	—	—	—	—	130,703	136,016
Mortgage-backed securities	—	—	—	—	—	—	—	—	—	—	404	462

Total	$—	$—	$—	$—	$157,190	$170,884	$9,422	$10,310	$80	$80	$297,799	$317,752

(1)	Maturities shown are stated maturities. Securities backed by mortgages are expected to have substantial periodic prepayments resulting in weighted average lives considerably less than what would be surmised from the table above.

As a member of the Federal Reserve System, the Bank owns Federal Reserve Bank stock with a book value of $712,000. The stock has no maturity and there is no public market for the investment.

As a member of the Federal Home Loan Bank of New York (“FHLB”), the Bank owns FHLB stock with a book value of $1,744,000. As of September 30, 2011, the Bank owns 17,442 shares valued at approximately $1,744,000 as its membership portion. The stock has no maturity and there is no public market for the investment. Assets pledged as collateral to FHLB as of September 30, 2011 and December 31, 2010 totaled $271,307,000 and $356,349,000, respectively, consisting of eligible loans and investment securities as determined under FHLB guidelines. The Bank evaluates the FHLB stock for impairment, concluding that there was no impairment as of September 30, 2011.

At September 30, 2011 investment securities carried at $201,481,000 were pledged to secure trust deposits and public funds on deposit.

The table below indicates the length of time individual securities, both held-to-maturity and available-for-sale, have been held in a continuous unrealized loss position at the date indicated: (in thousands)

As of September 30, 2011		Less than 12 months		12 months or longer		Total
Type of securities	Number of Securities	Fair Value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Collateralized mortgage obligations	2	$—	$—	$9,010	$1,634	$9,010	$1,634

Total	2	$—	$—	$9,010	$1,634	$9,010	$1,634

As of December 31, 2010		Less than 12 months		12 months or longer		Total
Type of securities	Number of Securities	Fair Value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Municipal Securities	89	$39,836	$857	$—	$—	$39,836	$857
Collateralized mortgage obligations	2	—	—	10,981	1,483	10,981	1,483

Total	91	$39,836	$857	$10,981	$1,483	$50,817	$2,340

Management has considered factors such as market value, cash flows, and analysis of underlying collateral regarding other-than-temporarily impaired securities and determined that there are no other-than-temporarily impaired securities as of September 30, 2011.

The unrealized losses in collateralized mortgage obligations at September 30, 2011 were caused by changes in interest rates, a significant widening of credit spreads across markets for these securities, and illiquidity in the financial markets for these instruments. These securities include two private issues held at a continuous, unrealized loss for more than twelve months. Each of these securities has some level of credit enhancement, and none are collateralized by sub-prime loans. With the assistance of a third party, management reviews the characteristics of these securities periodically, including levels of delinquency and foreclosure, projected losses at various degrees of severity, and credit enhancement and coverage. These securities are performing according to their terms, and, in the opinion of management, will continue to do so.

Suffolk does not have the intent to sell these securities and does not anticipate that it will be necessary to sell these securities before the full recovery of principal and interest due, which may be at maturity. Therefore, Suffolk did not consider these investments to be other-than-temporarily impaired at September  30, 2011.

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

A loan is impaired when, based on current information and events, it is probable that Suffolk will be unable to collect all amounts due according to the contractual terms of the loan agreement. Loans for which the terms have been modified resulting in a concession, and for which the borrower is experiencing financial difficulties, are considered troubled debt restructurings and classified as impaired. Generally, troubled debt restructurings are initially classified as non-accrual until sufficient time has passed to assess whether the restructured loan will continue to perform. Generally, Suffolk returns a troubled-debt restructuring to accrual status upon six months of performance under the new terms.

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

At September 30, 2011, non-performing loans, including restructured and non-accrual loans, totaled $92,070,000 as compared to $28,911,000 at December 31, 2010. When compared to total loans, non-performing loans rose to 9.09 percent at September 30, 2011, up from 2.61 percent at December 31, 2010. Commercial loans, commercial mortgages and commercial real estate construction loans were primarily responsible for the increase. Non-performing loans include all non-accrual loans.

The following table presents information about the allowance for loan losses: (in thousands of dollars except for ratios)

Period Ended:	Nine Months Ended September 30, 2011	Year Ended December 31, 2010 Restated
Allowance for loan losses, January 1,	$28,419	$12,333

Loans charged-off:
Commercial, financial & agricultural loans	6,537	8,501
Commercial real estate mortgages	1,832	2,788
Real estate construction loans	232	3,548
Residential mortgages (1st and 2nd liens)	411	769
Home equity loans	191	315
Consumer loans	178	317
Other loans	—	—

Total Charge-offs	$9,381	$16,238

Loans recovered after being charged-off	Nine Months Ended September 30, 2011	Year Ended December 31, 2010 Restated
Commercial, financial & agricultural loans	551	69
Commercial real estate mortgages	—	—
Real estate construction loans	—	—
Residential mortgages (1st and 2nd liens)	1	—
Home equity loans	—	—
Consumer loans	65	118
Other loans	—	—

Total recoveries	$617	$187

Net loans charged-off	8,764	16,051
Reclass (to) from allowance for contingent liabilities	(50)	51
Provision for loan losses	24,088	32,086

Allowance for loan losses, Ending Balance	$43,693	$28,419

Further information pertaining to the allowance for loan losses at September 30, 2011 is as follows: (in thousands)

	Commercial, financial, and agricultural	Commercial real estate	Real estate construction loans	Residential mortgages (1st and 2nd liens)	Home equity loans	Consumer loans	Total
Allowance for loan losses:
Ending balance (total allowance)	$23,746	$13,710	$2,020	$2,097	$1,718	$402	$43,693
Ending balance: individually evaluated for impairment	6,249	4,654	1,695	—	—	—	12,598
Ending balance: collectively evaluated for impairment	17,497	9,056	325	2,097	1,718	402	31,095
Loan balances:
Ending balance (loan portfolio) (1)	$213,569	$433,057	$62,023	$171,515	$80,704	$51,516	$1,012,384
Ending balance: individually evaluated for impairment	31,009	64,663	25,135	7,902	3,912	720	133,341
Ending balance: collectively evaluated for impairment	182,560	368,394	36,888	163,613	76,792	50,796	879,043

(1)	Other loans of $504, not included here, consist of overdraft advances, nearly all of which have been repaid subsequent to September 30, 2011.

Further information pertaining to the allowance for loan losses at December 31, 2010 (restated) is as follows: (in thousands)

	Commercial, financial, and agricultural	Commercial real estate	Real estate construction loans	Residential mortgages (1st and 2nd liens)	Home equity loans	Consumer loans (2)	Total
Allowance for loan losses:
Ending balance (total allowance)	$13,826	$9,226	$3,177	$519	$1,392	$279	$28,419
Ending balance: individually evaluated for impairment	2,845	5,636	935	—	—	—	9,416
Ending balance: collectively evaluated for impairment	10,981	3,590	2,242	519	1,392	279	19,003
Loan balances:
Ending balance (loan portfolio) (1)	$248,750	$431,179	$82,720	$195,993	$84,696	$67,814	$1,111,152
Ending balance: individually evaluated for impairment	17,277	51,540	26,897	3,466	986	75	100,241
Ending balance: collectively evaluated for impairment	231,473	379,639	55,823	192,527	83,710	67,739	1,010,911

(1)	Other loans of $1,127, not included here, consist of overdraft advances, nearly all of which have been repaid subsequent to year-end.
(2)	Net of unearned discounts totalling $28 at December 31, 2010.

The following is a summary of current and past due loans at September 30, 2011: (in thousands)

	30-59 days past due	60-89 days past due	90 days and over past due	Total past due	Current	Total loans
Commercial:
Commercial, financial, and agricultural	$3,951	$7,685	$17,197	$28,833	$184,736	$213,569
Commercial real estate	3,034	898	45,687	49,619	383,438	433,057
Real estate construction loans	—	4,250	17,976	22,226	39,797	62,023
Consumer:
Residential mortgages (1st and 2nd liens)	3,141	510	6,578	10,229	161,286	171,515
Home equity loans	123	—	3,912	4,035	76,669	80,704
Consumer loans	350	2	720	1,072	50,444	51,516

Total (1)	$10,599	$13,345	$92,070	$116,014	$896,370	$1,012,384

(1)	Other loans of $504, not included here, consist of overdraft advances, nearly all of which have been repaid subsequent to September 30, 2011.

The following is a summary of current and past due loans at December 31, 2010 (restated): (in thousands)

	30-59 days past due	60-89 days past due	90 days and over past due	Total past due	Current	Total loans
Commercial:
Commercial, financial, and agricultural	$212	$81	$2,382	$2,675	$246,075	$248,750
Commercial real estate	4,375	243	11,601	16,219	414,960	431,179
Real estate construction loans	—	—	10,481	10,481	72,239	82,720
Consumer:
Residential mortgages (1st and 2nd liens)	2,162	1,934	3,466	7,562	188,431	195,993
Home equity loans	637	1,140	986	2,763	81,933	84,696
Consumer loans (2)	408	108	75	591	67,223	67,814

Total (1)	$7,794	$3,506	$28,991	$40,291	$1,070,861	$1,111,152

(1)	Other loans of $1,127, not included here, consist of overdraft advances, nearly all of which have been repaid subsequent to year-end.
(2)	Net of unearned discounts totalling $28 at December 31, 2010.

The following is a summary of impaired loans: (in thousands)

	September 30, 2011				December 31, 2010
					Restated
	Impaired Loans with Valuation Reserves	Impaired Loans without Valuation Reserves	Total Impaired Loans	Total Valuation Reserves	Impaired Loans with Valuation Reserves	Impaired Loans without Valuation Reserves	Total Impaired Loans	Total Valuation Reserves
Commercial, financial & agricultural loans	$15,726	$15,283	$31,009	$6,249	$8,227	$9,050	$17,277	$2,845
Commercial real estate mortgages	21,255	43,408	$64,663	4,654	34,301	17,239	51,540	5,636
Real estate construction loans	8,717	16,418	25,135	1,695	6,569	20,328	26,897	935
Residential mortgages (1st and 2nd liens)	—	7,902	7,902	—	—	3,466	3,466	—
Home equity loans	—	3,912	3,912	—	—	986	986	—
Consumer loans	—	720	720	—	—	75	75	—

Total	$45,698	$87,643	$133,341	$12,598	$49,097	$51,144	$100,241	$9,416

		Year ended
	Nine months ended September 30, 2011	December 31, 2010 Restated
Average investment in impaired loans	$120,823	$63,101

	Three months	Three months	Nine months	Nine months
	ended	ended	ended	ended
	9/30/11	9/30/10	9/30/11	9/30/10
Interest income recognized on impaired loans	$1,403	$1,462	$3,681	$2,556
Interest income recognized on a cash basis on impaired loans	$—	$—	$—	$—

The following is a summary of information pertaining to impaired and non-accrual loans: (in thousands)

	September 30, 2011	December 31, 2010 Restated
Impaired loans without a valuation allowance	$87,643	$51,144
Impaired loans with a valuation allowance	45,698	49,097

Total impaired loans	133,341	100,241

Valuation allowance related to impaired loans	$12,598	$9,416
Total non-accrual loans (1)	92,070	28,991
Total loans past due 90 days or more and still accruing	—	—
Troubled debt restructurings accruing interest	1,505	11,904
Troubled debt restructurings - nonaccruing	27,855	12,140

(1)	Includes troubled debt restructurings of $12,140 on December 31, 2010 and $27,855 on September 30, 2011

Additional interest income of approximately $1,571,000 and $3,335,000 would have been recorded during the three and nine month periods ended September 30, 2011, respectively, if the loans had performed in accordance with their original terms.

A total of $5,195,000 is committed to be advanced in connection with impaired loans as of September 30, 2011.

The following table summarizes loan balances and allocates the allowance for loan losses by risk rating as of September 30, 2011: (in thousands)

	Commercial, financial, and agricultural	Commercial real estate	Real estate construction loans		Residential mortgages (1st and 2nd liens)	Home equity loans	Consumer loans	Total
Unimpaired loans:
Total pass loans (1)	$131,862	$278,132	$14,354		$163,613	$76,792	$50,796	$715,549
Loss factor (2)	10.51%	2.49%	1.05%		1.28%	2.24%	0.79%	3.51%

Reserve	13,863	6,919	151		2,097	1,718	402	25,150

Total special mention loans	21,996	48,228	7,180		—	—	—	77,404
Loss factor	6.97%	2.37%	0.78%					3.53%

Reserve	1,533	1,142	56		—	—	—	2,731

Total substandard loans	28,702	42,034	15,354		—	—	—	86,090
Loss factor	7.32%	2.37%	0.78%					3.73%

Reserve	2,101	995	119		—	—	—	3,215

Impaired loans:

Total substandard loans	29,950	64,130	23,628		7,902	3,912	720	130,242
Loss factor	18.93%	7.26%	1.79	% (3)				8.25%

Reserve	5,669	4,654	423		—	—	—	10,746

Total doubtful loans	1,059	533	1,507		—	—	—	3,099
Loss factor	54.77%	0.00%	84.41%					59.76%

Reserve	580	—	1,272		—	—	—	1,852

Total unimpaired loans	$182,560	$368,394	$36,888		$163,613	$76,792	$50,796	$879,043
Total reserve on unimpaired loans	$17,497	$9,056	$326		$2,097	$1,718	$402	$31,096

(1)	Loans risk-graded 1-4. Other loans of $504, not included here, consist of overdraft advances, nearly all of which have been repaid subsequent to September 30, 2011
(2)	Loss factor calculation is specific reserves as a percentage of balance for a portfolio segment.
(3)	Loss factor is driven by higher collateral positions and charge offs taken within this portfolio segment.

The following table summarizes loan balances and allocates the allowance for loan losses by risk rating as of December 31, 2010: (restated) (in thousands)

	Commercial, financial, and agricultural	Commercial real estate	Real estate construction loans		Residential mortgages (1st and 2nd liens)	Home equity loans	Consumer loans (4)	Total
Unimpaired loans:

Total pass loans (1)	$202,926	$314,447	$39,530		$192,527	$83,710	$67,739	$900,879
Loss factor (2)	4.80%	0.95%	3.96%		0.27%	1.66%	0.41%	1.83%

Reserve	9,731	2,996	1,567		519	1,392	279	16,484

Total special mention loans	6,291	28,823	1,773		—	—	—	36,887
Loss factor	4.43%	0.91%	4.12%					1.67%

Reserve	279	263	73		—	—	—	615

Total substandard loans	22,256	36,369	14,520		—	—	—	73,145
Loss factor	4.36%	0.91%	4.15%					2.60%

Reserve	971	331	602		—	—	—	1,904

Impaired loans:

Total substandard loans	16,792	51,540	26,226		3,466	986	75	99,085
Loss factor	14.37%	10.94%	1.01	% (3)				8.39%

Reserve	2,413	5,636	264		—	—	—	8,313

Total doubtful loans	485	—	671		—	—	—	1,156
Loss factor	89.07%		100.00%					95.42%

Reserve	432	—	671		—	—	—	1,103

Total unimpaired loans	$231,473	$379,639	$55,823		$192,527	$83,710	$67,739	$1,010,911
Total reserve on unimpaired loans	$10,981	$3,590	$2,242		$519	$1,392	$279	$19,003

(1)	Loans risk-graded 1-4. Other loans of $1,127, not included here, consist of overdraft advances, nearly all of which have been repaid subsequent to year-end.
(2)	Loss factor calculation is specific reserves as a percentage of balance for a portfolio segment.
(3)	Loss factor is driven by higher collateral positions and charge offs taken within this portfolio segment.
(4)	Net of unearned discount totalling $28 at December 31, 2010

The following table summarizes the allowance for loan losses by loan type for the three months ended September 30, 2011: (in thousands)

Allowance for loan losses	Commercial, financial & agricultural loans	Commercial real estate mortgages	Real estate construction loans	Residential mortgages (1st and 2nd liens)	Home equity loans	Consumer loans	Total
Beginning balance	$30,486	$11,210	$4,163	$1,691	$1,908	$453	$49,911
Total charge-offs	(5,248)	(1,832)	(232)		(121)	(34)	(7,467)
Total recoveries	373	—	—	—	—	26	399
Reclass to allowance for contingent liabilities	—	(50)	—	—	—	—	(50)
Provision for loan losses	(1,865)	4,382	(1,911)	406	(69)	(43)	900

Ending balance	$23,746	$13,710	$2,020	$2,097	$1,718	$402	$43,693

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

The Bank reviews formally, annually, the ratings on all commercial and industrial, commercial real estate and construction loans greater than $1 million. Quarterly, the Bank engages an independent third-party to review a significant portion of loans within these segments. Management uses the results of these reviews as part of its annual review process.

The following table identifies credit risk by the internally assigned grade at September 30, 2011: (in thousands)

	Credit Risk Profile By Internally Assigned Grade
	Commercial Credit Exposure			Consumer Credit Exposure
	Commercial, financial, and agricultural	Commercial real estate	Real estate construction loans	Residential mortgages (1st and 2nd liens)	Home equity loans	Consumer loans	Total
Grade:
Pass (1)	$131,862	$278,132	$14,354	$163,613	$76,792	$50,796	$715,549
Special mention	21,996	48,228	7,180	—	—	—	77,404
Substandard	58,652	106,164	38,982	7,902	3,912	720	216,332
Doubtful	1,059	533	1,507	—	—	—	3,099

Total	$213,569	$433,057	$62,023	$171,515	$80,704	$51,516	$1,012,384

(1)	Other loans of $504, not included here, consist of overdraft advances, nearly all of which have been repaid subsequent to September 30, 2011

The following table identifies credit risk by the internally assigned grade at December 31, 2010 (restated): (in thousands)

	Credit Risk Profile By Internally Assigned Grade
	Restated
	Commercial Credit Exposure			Consumer Credit Exposure
	Commercial, financial, and agricultural	Commercial real estate	Real estate construction loans	Residential mortgages (1st and 2nd liens)	Home equity loans	Consumer loans (2)	Total
Grade:
Pass (1)	$202,926	$314,447	$39,530	$192,527	$83,710	$67,739	$900,879
Special mention	6,291	28,823	1,773	—	—	—	36,887
Substandard	39,048	87,909	40,746	3,466	986	75	172,230
Doubtful	485	—	671	—	—	—	1,156

Total	$248,750	$431,179	$82,720	$195,993	$84,696	$67,814	$1,111,152

(1)	Other loans of $1,127, not included here, consist of overdraft advances, nearly all of which have been repaid subsequent to December 31, 2010.
(2)	Net of unearned discount totalling $28 at December 31, 2010

The following table summarizes as of September 30, 2011 loans that have been restructured during the periods presented (dollars in thousands):

	For the three months ended September 30, 2011			For the nine months ended September 30, 2011
Troubled Debt Restructurings	# of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	# of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Commercial, financial, and agricultural	4	$578	$579	28	$3,714	$3,738
Commercial, secured by real estate	1	1,210	1,210	7	8,071	8,071
Real estate construction loans	0	—	—	0	—	—
Residential mortgages	1	100	100	5	1,437	1,622
Home Equity	0	—	—	1	291	291
Consumer	0	—	—	2	34	34

	6	$1,888	$1,889	43	$13,547	$13,756

The following table summarizes as of September 30, 2011, loans that were restructured that have subsequently defaulted within the last twelve months: (dollars in thousands)

Defaulted Troubled Debt Restructurings	Number of Loans	Recorded Investment
Commercial, financial, and agricultural	37	$440
Commercial, secured by real estate	4	9,677
Real estate construction loans	1	4,598
Residential mortgages	2	671
Home Equity	1	—
Consumer	0	—

	45	$15,386

Defaulted restructured loans include 30 contracts with zero balances: 28 commercial, financial, and agricultural loans , one commercial loan secured by real estate and one home equity loan. The home equity loan and one commercial, financial, and agricultural loan were paid off, the remaining 28 were charged off.

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

The following table summarizes the changes in accumulated other comprehensive income (loss): (in thousands)

For the period ended,	September 30, 2011	December 31, 2010 Restated
Balance January 1,	$(2,229)	$(1,707)
Net change in unrealized net gain on investment securities, net of tax	5,025	2,122
Reclassification of gains on sales of securities recognized, net of tax	(978)	(223)
Postretirement plan projected benefit obligation	(89)	(2,421)

Total accumulated other comprehensive income (loss)	$1,729	$(2,229)

The unrealized gain on investment securities at September 30, 2011 is mainly attributable to an increase of $4,177,000 in the market value of obligations of state and political subdivisions, and in collateralized mortgage obligations of $100,000, offset by decreases of $177,000 in the market value of U.S. government agency debt, and $52,000 in the market value of U.S. treasury securities.

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

Suffolk presents information concerning net periodic defined benefit pension expense for the three and nine months ended September 30, 2011 and 2010, including the following components: (in thousands)

	3 months	3 months	9 months	9 months
	9/30/2011	9/30/2010	9/30/2011	9/30/2010
Service cost	$545	$451	$1,635	$1,353
Interest cost	563	510	1,688	1,529
Expected return on plan assets	(560)	(538)	(1,680)	(1,613)
Amortization of prior service cost	244	181	732	543

Net periodic benefit expense	$792	$604	$2,375	$1,812

There is no minimum required contribution for the pension plan year ending September 30, 2011. There were no additional contributions required to be made to the plan in the nine months ended September 30, 2011.

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

In May 2011, the FASB issued ASU No. 2011-04, which amends the authoritative accounting guidance under ASC Topic 820 “Fair Value Measurement” to more closely align US GAAP with International Financial Reporting Standards (“IFRS”). This standard requires the disclosure of: (1) the reason for the measurement for both recurring and nonrecurring fair value measurements;(2) all transfers between levels of the fair value hierarchy must be separately reported and described; (3) for all Level 2 and Level 3 fair value measurements, a description of the valuation technique(s) and the inputs used in those measurements; (4) For Level 3 measurements, the quantitative information about the significant unobservable inputs used in those measurements; and (5) A description of the valuation processes used in Level 3 fair value measurements, as well as narrative descriptions about those measurement’s sensitivity to changes in unobservable inputs if such changes would significantly alter the fair value measurement. The amendment is effective for interim and annual periods beginning after December 15, 2011 and early application is not permitted. Adoption of this update is not expected to have a material effect on Suffolk’s results of operations or financial condition.

In June 2011, the FASB issued ASU No. 2011-05 in order to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. This standard eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. This update requires all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income. This update is effective for public companies for fiscal years ending after December 31, 2011. Early adoption is permitted because compliance with the amendments is already permitted. The amendments in this update should be applied retrospectively. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The amendments do not require any transition disclosures. Adoption of this update is not expected to have a material effect on the Suffolk’s results of operations or financial condition.

In September 2011 the FASB issued ASU 2011-08, Testing Goodwill for Impairment, to give both public and nonpublic entities the option to qualitatively determine whether they can bypass the two-step goodwill impairment test under FASB ASC 350-20, Intangibles – Goodwill and Other. Under the new guidance, if an entity chooses to perform a qualitative assessment and determines that it is more likely than not (a more than 50 percent likelihood) that the fair value of a reporting unit is less than its carrying amount, it would then perform Step 1 of the annual goodwill impairment test in ASC 350-20 and, if necessary, proceed to Step 2. Otherwise, no further evaluation would be necessary. The amended guidance is effective for interim and annual goodwill impairment tests performed for fiscal years beginning after December 15, 2011, although early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued. Suffolk has decided to adopt ASU 2011-08 effective in the third quarter of 2011. Adoption of this update did not have a material effect on Suffolk’s results of operations or financial condition.

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

The Bank is subject to individual minimum capital ratios (“IMCR’s”) established by the OCC requiring Tier 1 Leverage Capital equal to at least 8.00 percent of adjusted total assets; Tier 1 Risk-based Capital equal to at least 10.50 percent of risk-weighted assets; and Total Risk Based Capital equal to at least 12.00 percent of risk-weighted assets. Management believes the Bank met all three IMCR’s at September 30, 2011: Tier 1 Capital was 8.50 percent of adjusted total assets; Tier 1 Capital was 12.53 percent of risk-weighted assets; Total Risk Based Capital was 13.82 percent of risk-weighted assets. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements.

At September 30, 2011, Suffolk’s Tier 1 capital ratio was 8.57 percent of adjusted total assets, Tier 1 capital ratio was 12.60 percent of risk-weighted assets, and Total Risk Based capital ratio was 13.88 percent of risk-weighted assets.

The ability of the Bank to pay dividends to Suffolk is subject to certain regulatory restrictions. Generally, dividends declared in a given year by a national bank are limited to its net profit, as defined by regulatory agencies, for that year, combined with its retained net income for the preceding two years, less any required transfer to surplus or to fund for the retirement of any preferred stock of which the Bank has none as of September 30, 2011. In addition, a national bank may not pay any dividends in an amount greater than its undivided profits and a national bank may not declare any dividends if such declaration would leave the Bank inadequately capitalized. Therefore, the ability of the Bank to declare dividends will depend on its future net income and capital requirements. In addition, under the Agreement the Bank is required to establish a dividend policy that will permit the declaration of a dividend only when the Bank is in compliance with its capital program and with the prior written determination of no supervisory objection by the OCC.

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

The foregoing matters are in their preliminary phases and it is not possible to ascertain whether there is a reasonable possibility of a loss from these matters. Therefore we have concluded that an amount for a loss contingency is not to be accrued or disclosed at this time. Suffolk believes that it has substantial defenses to the claims filed against it in these lawsuits and, to the extent that these actions proceed, Suffolk intends to defend itself vigorously.

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

Item 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

For the Three and Nine Month Periods ended September 30, 2011 and 2010

Recent Developments

At Suffolk, net interest income decreased $2,342,000, or 12.1 percent compared to the third quarter of 2010. The decline in net interest income was driven by declines in both yields and balances of earning assets, and also by the temporary reinvestment of liquidity in low-yielding bank deposits, offset by an improvement in the Bank’s cost of deposits. See table on page 30. Interest income decreased $3,463,000, or 16.0 percent, and interest expense decreased $1,121,000, or 48.0 percent. The net interest margin decreased to 4.72 percent in the third quarter of 2011, down from 5.13 percent during the third quarter of 2010. The provision for loan losses decreased by 93.9 percent over the third quarter of 2010, from $14,729,000 to $900,000.

In August 2011, in consultation with the Audit Committee, Suffolk’s management determined it was not properly identifying loan losses in the period incurred. This was the result of deficiencies in Suffolk’s internal controls with respect to credit administration and credit risk management, primarily with regard to risk-rating as well as with respect to the timing and recognition of charge-offs, impaired loans, and classified loans. As a result, certain loans should have been considered impaired, charged-off, or classified. The effects of these errors were recorded in the consolidated financial statements as of and for the year ended December 31, 2010 and the quarter ended September 30, 2010. At September 30, 2011, of the $92,070,000 of non-performing loans, $74,153,000 was secured by collateral valued at approximately $122,516,000, having an average loan-to-value ratio of approximately 61 percent. The unsecured portion of $17,917,000 amounted to 177 basis points of net loans at quarter end. To determine the adequacy of the allowance for loan losses Suffolk considered the status of non-performing loans on its books. Although Suffolk continues to work with borrowers to ensure the collection of nonperforming credits, some of these loans were being paid more slowly than originally anticipated. Non-performing loans secured by commercial real estate totaled $45,687,000, or 49.6 percent of total non-performing loans. The allowance is established through a provision for loan losses based on management’s evaluation of the risk inherent in the various components of the loan portfolio and other factors, including Suffolk’s own historical loan loss experience as well as Suffolk’s peer bank loss experiences.

Non-performing assets as a percent of total assets were 191 basis points at September 30, 2010; 216 basis points at December 31, 2010; 320 basis points at March 31, 2011; 383 basis points at June 30, 2011; and 616 basis points at September 30, 2011. Non-performing loans to total loans amounted to 283 basis points at September 30, 2010; 261 basis points at December 31, 2010; 440 basis points at March 31, 2011; 553 basis points at June 30, 2011; and 909 basis points at September 30, 2011. As non-performing loans, primarily non-accrual loans, remain non-accruing over a period of time, on the basis of objective and selective criteria, Suffolk may or may not elect to charge these and other loans off prudentially, even when they remain in collection and there is the reasonable remaining expectation of the recovery of amounts owed and expenses incurred in collection. These charge-offs may or may not mirror trends, on a trailing basis, in ratios of non-performing assets to total assets and non-performing loans to total loans. The amounts charged off may be substantial in comparison with Suffolk’s past loss history, although they may result in net recoveries at some point in the future if the economy improves and borrowers’ financial conditions strengthen, although there can be no assurance that this will happen. Further discussion concerning the determination of the provision for loan losses is found in the following under the caption, “Allowance for Loan Losses.”

Basic Performance and Current Activities

Return on average equity totalled 9.03 percent for the third quarter of 2011, on an annualized basis, and basic earnings-per-share increased from ($0.32) in the third quarter of 2010 to $0.32 in the third quarter of 2011.

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

•

Managing net loan charge-offs and non-performing loans. During the third quarter of 2011, net charge-offs amounted to 2.87 percent of average net loans, on an annualized basis. Non-performing loans, those more than 90 days past due, increased. Lending staff’s first efforts continue to be directed to the management of such credits, and then to developing new business with an emphasis on the most profitable customer relationships.

•

Managing the investment portfolio in a difficult rate environment, reducing balances of municipal securities to moderate concentration risk, and paying down advances from the Federal Home Loan Bank to reduce liabilities, and increase leverage capital ratios, which was accomplished during the third quarter of 2011.

Net Income (Loss)

Net income was $3,072,000 for the third quarter of 2011, up 197.9 percent from ($3,137,000) posted during the same period last year. Basic earnings-per-share for the quarter was $0.32 versus earnings-per-share of ($0.32), an increase of 200.0 percent. The key reason for the increase was a decline in the provision for loan losses for the third quarter from $14,729,000 to $900,000 which drove a rise in net interest income after provision for loan losses from $4,638,000 to $16,125,000, an increase of 247.7 percent. Net loss for the nine months ended September 30, 2011 was ($1,232,000), primarily attributable to a decline of net interest income of $4,637,000, or 8.0 percent year over year. In addition, other expense increased $6,427,000, or 17.2 percent, due in large part to outside services, including consulting services, which more than doubled year over year, from $1,646,000 to $3,423,000. FDIC assessments increased $452,000, or 21.6 percent. In addition, a prepayment fee of $1,028,000 was charged by the Federal Home Loan Bank of NY for the early payoff of a term borrowing. Earnings (loss) per share went from $0.33 to ($0.13) for the nine months ended September 30, 2010 and September 30, 2011, respectively

Interest Income

Interest income was $18,239,000 for the third quarter of 2011, down 16.0 percent from $21,702,000 posted for the same quarter in 2010. Average net loans during the third quarter of 2011 totaled $1,035,628,000 compared to $1,123,851,000 for the same period of 2010. During the third quarter of 2011, the yield on a fully taxable-equivalent basis was 5.04 percent on average earning assets of $1,511,595,000, down from 5.72 percent on average earning assets of $1,590,211,000 during the third quarter of 2010. Interest income was $58,154,000 for the nine months ended September 30, 2011 compared to $65,468,000 for the nine months ended September 30, 2010. Average interest earning assets decreased $65,195,000, coupled with a drop in the average rate earned of 41 basis points, from 5.68 percent to 5.27 percent. Year over year, the average balance of interest bearing deposits with banks increased from $5,883,000 to $86,723,000, with an average rate for the nine months ended September 30, 2011 of 0.22 percent.

Interest Expense

Interest expense for the third quarter of 2011 was $1,214,000, down 48.0 percent from $2,335,000 for the same period of 2010. During the third quarter of 2011, the cost of funds was 0.56 percent on average interest-bearing liabilities of $872,426,000, down from 0.94 percent on average interest-bearing liabilities of $991,869,000 during the third quarter of 2010. Interest-bearing deposit rates decreased quarter over quarter. Interest expense decreased $2,677,000 for the nine months ended September 30, 2011, due primarily to a lower cost of interest bearing deposits of 0.69 percent compared to 0.96 percent for the nine months ended September 30, 2010. Interest expense decreased from $6,187,000 to $4,179,000 for interest bearing deposits for the nine months ended September 30, 2011 as compared to the same period in 2010.

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

Net Interest Income

Net interest income, before the provision for loan losses, is the largest component of Suffolk’s earnings. It was $17,025,000 for the third quarter of 2011, down 12.1 percent from $19,367,000 during the same period of 2010. The net interest margin for the quarter, on a fully taxable-equivalent basis, was 4.72 percent compared to 5.13 percent for the same period of 2010. Net interest income decreased 8.0 percent, from $57,957,000 to $53,320,000 for the nine months ended September 30, 2011 as compared to the same period in 2010. The net interest margin on a fully taxable-equivalent basis decreased 21 basis points, from 5.06 percent for the nine months ended September 30, 2010 to 4.85 percent for the nine months ended September 30, 2011. The cost of interest-bearing funds decreased from 0.96 percent to 0.69 percent; however the average yield on interest-earning assets decreased from 5.68 percent to 5.27 percent, or 41 basis points.

In June 2011, Suffolk sold approximately $40,000,000 of municipal investment securities resulting in a net gain of approximately $1,645,000. Suffolk prepaid a Federal Home Loan Bank fixed rate borrowing in the amount of $40,000,000. There was a prepayment fee of $1,028,000 charged to pay off this advance. These actions are part of the Bank’s strategy to increase the Bank’s capital ratios and to reduce risk in the municipal portfolio by selling lower-rated securities, as well as to eliminate a higher-cost source of funds.

The following table details the components of Suffolk’s net interest income for the quarter on a taxable-equivalent basis: (in thousands)

Quarters ended September 30,	2011			2010 (restated)
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
INTEREST-EARNING ASSETS
U.S. Treasury securities	$1,313	$1	0.30%	$8,231	$71	3.45%
Collateralized mortgage obligations	141,585	1,404	3.97	179,152	1,879	4.20
Mortgage backed securities	464	7	6.44	534	9	6.77
Obligations of states and political subdivisions	178,497	2,347	5.26	226,280	3,007	5.32
U.S. government agency obligations	5,316	44	3.30	42,670	202	1.90
Other securities	2,538	59	9.30	4,966	95	7.65
Federal funds sold and interest bearing bank deposits	146,254	79	0.21	4,527	3	0.27
Loans, net of allowance for loan losses
Commercial, financial & agricultural loans	226,617	3,077	5.43	248,111	3,772	6.08
Commercial real estate mortgages	435,533	6,727	6.18	406,115	6,716	6.61
Real estate construction loans	65,722	994	6.05	112,634	1,706	6.06
Residential mortgages (1st and 2nd liens)	170,346	2,548	5.98	198,383	3,037	6.12
Home equity loans	81,283	777	3.82	85,446	923	4.32
Consumer loans	55,553	977	7.03	72,244	1,310	7.25
Other loans (overdrafts)	574	—	—	918	—	—

Total interest-earning assets	$1,511,595	$19,041	5.04%	$1,590,211	$22,730	5.72%

Cash and due from banks	$36,533			$43,922
Other non-interest-earning assets	24,630			58,366

Total assets	$1,572,758			$1,692,499
INTEREST-BEARING LIABILITIES
Saving, N.O.W. and money market deposits	$587,759	$435	0.30%	$607,447	$827	0.54%
Time deposits	284,378	778	1.09	328,868	1,145	1.39

Total saving and time deposits	872,137	1,213	0.56	936,315	1,972	0.84
Federal funds purchased and securities sold under agreement to repurchase	233	—	—	344	—	—
Other borrowings	56	1	0.35	55,210	363	2.63

Total interest-bearing liabilities	$872,426	$1,214	0.56%	$991,869	$2,335	0.94%

Rate spread			4.48%			4.78%
Non-interest-bearing deposits	$530,217			$523,685
Other non-interest-bearing liabilities	34,091			31,029

Total liabilities	$1,436,734			$1,546,583
Stockholders’ equity	136,024			145,916

Total liabilities and stockholders’ equity	$1,572,758			$1,692,499

Net-interest income (taxable-equivalent basis) and effective interest rate differential		$17,827	4.72%		$20,395	5.13%
Less: taxable-equivalent basis adjustment		(802)			(1,028)

Net-interest income		$17,025			$19,367

The following table details the components of Suffolk’s net interest income for the year to date on a taxable-equivalent basis: (in thousands)

Year to date ended September 30,	2011			2010 (restated)
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
INTEREST-EARNING ASSETS
U.S. Treasury securities	$7,398	$98	1.76%	$8,271	$213	3.43%
Collateralized mortgage obligations	149,898	4,535	4.03	185,323	5,929	4.27
Mortgage backed securities	479	23	6.42	571	28	6.60
Obligations of states and political subdivisions	201,887	8,104	5.35	217,706	8,840	5.41
U.S. government agency obligations	15,753	337	2.86	42,953	607	1.89
Other securities	3,707	203	7.32	7,376	320	5.79
Federal funds sold and interest bearing bank deposits	86,723	140	0.22	5,883	8	0.18
Loans, net of allowance for loan losses
Commercial, financial & agricultural loans	246,009	10,300	5.58	258,371	11,460	5.91
Commercial real estate mortgages	437,311	20,552	6.27	394,155	19,531	6.61
Real estate construction loans	74,270	3,143	5.64	121,034	5,570	6.14
Residential mortgages (1st and 2nd liens)	176,721	7,979	6.02	203,507	9,261	6.07
Home equity loans	82,298	2,425	3.93	84,117	2,656	4.21
Consumer loans	59,422	3,089	6.93	76,418	4,067	7.10
Other loans (overdrafts)	426	—	—	1,812	—	—

Total interest-earning assets	$1,542,302	$60,928	5.27%	$1,607,497	$68,490	5.68%

Cash and due from banks	$36,574			$43,512
Other non-interest-earning assets	30,631			61,554

Total assets	$1,609,507			$1,712,563
INTEREST-BEARING LIABILITIES
Saving, N.O.W. and money market deposits	$608,396	$1,618	0.35%	$602,044	$2,551	0.56%
Time deposits	292,843	2,561	1.17	329,926	3,636	1.47

Total saving and time deposits	901,239	4,179	0.62	931,970	6,187	0.89
Federal funds purchased and securities sold under agreement to repurchase	171	1	0.49	561	2	0.48
Other borrowings	26,930	654	3.24	109,884	1,322	1.60

Total interest-bearing liabilities	$928,340	$4,834	0.69%	$1,042,415	$7,511	0.96%

Rate spread			4.58%			4.72%
Non-interest-bearing deposits	$513,418			$494,627
Other non-interest-bearing liabilities	32,790			34,483

Total liabilities	$1,474,548			$1,571,525
Stockholders’ equity	134,959			141,038

Total liabilities and stockholders’ equity	$1,609,507			$1,712,563

Net-interest income (taxable-equivalent basis) and effective interest rate differential		$56,094	4.85%		$60,979	5.06%
Less: taxable-equivalent basis adjustment		(2,774)			(3,022)

Net-interest income		$53,320			$57,957

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

	In Third Quarter of 2011 over Third Quarter of 2010, Changes Due to
	Volume	Rate	Net Change
Interest-earning assets
U.S. Treasury securities	$(34)	$(36)	$(70)
Collateralized mortgage obligations	(377)	(98)	(475)
Mortgage-backed securities	(2)	—	(2)
Obligations of states & political subdivisions	(630)	(30)	(660)
U.S. government agency obligations	(248)	90	(158)
Other securities	(53)	17	(36)
Federal funds sold & interest bearing bank deposits	77	(1)	76
Loans, including non-accrual loans	(1,323)	(1,041)	(2,364)

Total interest-earning assets	$(2,590)	$(1,099)	$(3,689)

Interest-bearing liabilities
Saving, N.O.W., & money market deposits	$(26)	$(366)	$(392)
Time deposits	(142)	(225)	(367)
Other borrowings	(194)	(168)	(362)

Total interest-bearing liabilities	$(362)	$(759)	$(1,121)

Net change in net interest income (taxable-equivalent basis)	$(2,228)	$(340)	$(2,568)

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

	In First Nine Months of 2011 over First Nine Months of 2010, Changes Due to
	Volume	Rate	Net Change
Interest-earning assets
U.S. Treasury securities	$(21)	$(94)	$(115)
Collateralized mortgage obligations	(1,085)	(309)	(1,394)
Mortgage-backed securities	(4)	(1)	(5)
Obligations of states & political subdivisions	(662)	(74)	(736)
U.S. government agency obligations	(494)	224	(270)
Other securities	(187)	70	(117)
Federal funds sold & interest bearing bank deposits	130	2	132
Loans, including non-accrual loans	(2,832)	(2,225)	(5,057)

Total interest-earning assets	$(5,155)	$(2,407)	$(7,562)

Interest-bearing liabilities
Saving, N.O.W., & money market deposits	$27	$(960)	$(933)
Time deposits	(379)	(696)	(1,075)
Other borrowings	(1,431)	762	(669)

Total interest-bearing liabilities	$(1,783)	$(894)	$(2,677)

Net change in net interest income (taxable-equivalent basis)	$(3,372)	$(1,513)	$(4,885)

Other Income

Other income decreased to $2,390,000 for the quarter compared to $2,667,000 the previous year, down 10.4 percent. Service charges on deposits were down 21.6 percent. Service charges, including commissions and fees other than for deposits, were virtually unchanged. Fiduciary fees were down 12.3 percent and other operating income increased by 16.8 percent. Other income increased $917,000 for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010 up 11.8 percent. This increase is primarily due to a net gain on sale of securities of $1,645,000 in the second quarter of 2011. Offsetting this increase was a decrease in service charges on deposit accounts of $781,000, or 20.9 percent.

Other Expense

Other expense for the third quarter of 2011 was $14,927,000, up 14.6 percent from $13,021,000 for the comparable period in 2010. Other increases include employee compensation of 9.2 percent, net occupancy expense of 7.4 percent, and other operating expense of 26.1 percent. Equipment expense decreased by 1.0 percent and FDIC assessments decreased by $307,000 or 35.6 percent. Other expense increased $6,427,000, or 17.2 percent, for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010. Salaries and employee benefits was up $1,776,000, or 8.2 percent, occupancy expense was up $361,000, or 9.0 percent, outside services, including consulting expenses, increased $1,777,000, or 108.0 percent, FDIC assessments increased $452,000, or 21.6 percent, and other operating expenses were up $865,000, or 13.8 percent.

Capital Resources

Stockholders’ equity totaled $140,204,000 on September 30, 2011, an increase of 2.47 percent from $136,820,000 on December 31, 2010. This was the result of an increase in the market value of securities available for sale which was partially offset by a net loss. The ratio of equity to assets was 9.21 percent at September 30, 2011 and 8.51 percent at December 31, 2010, respectively.

The following table details amounts and ratios of Suffolk’s regulatory capital: (in thousands of dollars except ratios)

	Actual		For capital adequacy		To be well capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2011

Total Capital (to risk-weighted assets)	$148,097	13.88%	$85,344	8.00%	$106,680	10.00%
Tier 1 Capital (to risk-weighted assets)	134,382	12.60%	42,672	4.00%	64,008	6.00%
Tier 1 Capital (to average assets)	134,382	8.57%	62,747	4.00%	78,433	5.00%
As of December 31, 2010 (restated)
Total Capital (to risk-weighted assets)	$153,442	12.62%	$97,276	8.00%	$121,595	10.00%
Tier 1 Capital (to risk-weighted assets)	138,075	11.36%	48,638	4.00%	72,957	6.00%
Tier 1 Capital (to average assets)	138,075	8.26%	66,848	4.00%	83,560	5.00%

The Bank is subject to individual minimum capital ratios (“IMCR’s”) established by the OCC requiring Tier 1 Leverage Capital equal to at least 8.00 percent of adjusted total assets; Tier 1 Risk-based Capital equal to at least 10.50 percent of risk-weighted assets; and Total Risk Based Capital equal to at least 12.00 percent of risk-weighted assets. At September 30, 2011, management believes the Bank met all of the IMCR’s: Tier 1 Leverage Capital was 8.50 percent of adjusted total assets; Tier 1 Capital was 12.53 percent of risk-weighted assets; and Total Risk Based Capital was 13.82 percent of risk-weighted assets.

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

Suffolk has financial and performance letters of credit. Financial letters of credit require Suffolk to make payments if the customer’s financial condition deteriorates, as defined in the agreements. Performance letters of credit require Suffolk to make payments if the customer fails to perform certain non-financial contractual obligations. The maximum potential undiscounted amount of future payments of these letters of credit as of September 30, 2011 is $19,791,000 and they expire as follows: (in thousands)

2011	$14,438
2012	4,883
2013	44
2014	—
Thereafter	426

$19,791

Amounts due under these letters of credit would be reduced by any proceeds that Suffolk would be able to obtain in liquidating the collateral for the loans, which varies depending on the customer. The allowance for contingent liabilities includes a provision of $179,000 for losses based on the letters of credit outstanding as of September 30, 2011.

Critical Accounting Policies, Judgments and Estimates

Suffolk’s accounting and reporting policies conform to U.S. GAAP and general practices within the financial services industry. The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates

Allowance for Loan Losses

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

Suffolk considers the determination of the allowance for loan losses to involve a higher degree of judgment and complexity than its other significant accounting policies. The allowance for loan losses (“ALLL”) is determined by continuous analysis of the loan portfolio. That analysis includes changes in the size and composition of the portfolio, historical loan losses, industry-wide losses, current and anticipated economic trends, and details about individual loans. It also includes estimates of the actual value of collateral and other possible sources of repayment. Suffolk maintains an ALLL at a level management believes will be adequate to absorb probable losses on existing loans that may become uncollectible, based on an evaluation of their collectibility. However, the determination of the allowance is inherently subjective, as it requires estimates, all of which may be subject to significant change. This happens when it is well past due and the borrower has not shown the ability or intent to make the loan current, or the borrower does not have enough assets to pay the debt, or the value of the collateral is less than the balance of the loan and not likely to improve soon. Residential real estate and consumer loans are analyzed as a group and not individually because of the large number of loans, small balances, and historically low losses. In the future, the provision for loan losses may change as a percentage of total loans. The percentage of net charge-offs to average net loans during the three months ended September 30, 2011 was 2.87 percent compared to 3.18 percent in 2010 and 0.05 percent in 2009 for the respective three month periods ended September 30th. The ratio of the allowance for loan losses to loans, net of discounts, was 4.31 percent at September 30, 2011, compared to 2.56 percent at the end of 2010, and 1.06 percent at the end of 2009.

A summary of transactions follows: (in thousands)

Period Ended:	Nine Months Ended September 30, 2011	Year Ended December 31, 2010 Restated
Allowance for loan losses, January 1,	$28,419	$12,333
Loans charged-off:
Commercial, financial & agricultural loans	6,537	8,501
Commercial real estate mortgages	1,832	2,788
Real estate construction loans	232	3,548
Residential mortgages (1st and 2nd liens)	411	769
Home equity loans	191	315
Consumer loans	178	317
Other loans	—	—

Total Charge-offs	$9,381	$16,238

Loans recovered after being charged-off	Nine Months Ended September 30, 2011	Year Ended December 31, 2010 Restated
Commercial, financial & agricultural loans	551	69
Commercial real estate mortgages	—	—
Real estate construction loans	—	—
Residential mortgages (1st and 2nd liens)	1	—
Home equity loans	—	—
Consumer loans	65	118
Other loans	—	—

Total recoveries	$617	$187

Net loans charged-off	8,764	16,051
Reclass (to) from allowance for contingent liabilities	(50)	51
Provision for loan losses	24,088	32,086

Allowance for loan losses, Ending Balance	$43,693	$28,419

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

The following tables summarize the allowance for loan losses by category for the periods presented: (in thousands)

	Impaired Allocation September 30, 2011	Remaining Allocation September 30, 2011	Total Allocation September 30, 2011	% of Total
Commercial, financial & agricultural loans	$6,249	$17,497	$23,746	54.3%
Commercial real estate mortgages	4,654	9,056	13,710	31.5%
Real estate construction loans	1,695	325	2,020	4.6%
Residential mortgages (1st and 2nd liens)	—	2,097	2,097	4.8%
Home equity loans	—	1,718	1,718	3.9%
Consumer loans	—	402	402	0.9%

Allowance for loan losses	$12,598	$31,095	$43,693	100%

	Impaired Allocation December 31, 2010 Restated	Remaining Allocation December 31, 2010 Restated	Total Allocation December 31, 2010 Restated	% of Total
Commercial, financial & agricultural loans	$2,845	$10,981	$13,826	48.6%
Commercial real estate mortgages	5,636	3,590	9,226	32.5%
Real estate construction loans	935	2,242	3,177	11.2%
Residential mortgages (1st and 2nd liens)	—	519	519	1.8%
Home equity loans	—	1,392	1,392	4.9%
Consumer loans	—	279	279	1.0%

Allowance for loan losses	$9,416	$19,003	$28,419	100%

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

Additional analysis of charged-off loans for the quarter ended September 30, 2011 is provided below: (in thousands)

	September 30, 2011
	Non-performing Loans	Impaired Loans	Restructured Loans	Total
Commercial, financial & agricultural loans	$2,468	$509	$2,112	$5,089
Commercial real estate mortgages	1,242	—	590	1,832
Real estate construction loans	232	—	—	232
Residential mortgages (1st and 2nd liens)	—	—	—	—
Home equity loans	121	—	—	121
Consumer loans	34	—	—	34

Total Charge-offs (1)	$4,097	$509	$2,702	$7,308

(1)	Does not include $159 of loans charged-off that were neither non-performing or imparied at time of charge-off.

Net charge-offs for the nine months ended September 30, 2011 were $8,764,000 compared to $12,271,000 of net charge-offs for the nine months ended September 30, 2010. The decreased net charge-offs are primarily attributable to charge-offs of $3,620,000 of real estate construction loans during the first nine months of 2010 compared to $232,000 during the first nine months of 2011.

The following table presents information concerning loan balances and asset quality: (dollars in thousands)

	Nine Months Ended September 30, 2011	Twelve Months Ended December 31, 2010 Restated
Loans, net of discounts:
Average	$1,076,457	$1,129,917
At end of period	1,012,888	1,112,279
Non-performing loans/total loans, net of discounts	9.09%	2.61%
Non-performing assets/total assets (1)	6.16	2.16
Net charge-offs (recoveries)/average net loans	1.09	1.42
Net charge-offs (recoveries)/net loans	1.15	1.44
Allowance for loan losses/loans, net of discounts	4.31	2.56

(1)	Non-performing assets include non-performing loans and other real estate owned (“OREO”), ratios annualized where appropriate.

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

The following table shows non-accrual, past due, and restructured loans past due, collectively non-accrual loans, at September 30, 2011 and December 31, 2010: (in thousands)

	September 30, 2011	December 31, 2010 Restated
Loans accruing but past due contractually 90 days or more	$—	$—
Loans not accruing interest	92,070	28,991
Restructured loans past due	—	493

Total	$92,070	$29,484

Interest on loans that are no longer accruing interest would have amounted to about $1,571,000 and $3,335,000, respectively, for the three and nine months ended September 30, 2011 under the contractual terms of those loans. Suffolk records the payment of interest on such loans as a reduction of principal. Suffolk has a formal procedure for internal credit review to more precisely identify risk and exposure in the loan portfolio.

Impaired loans are segregated and reviewed separately. Impaired loans secured by collateral are reviewed based on their collateral and the estimated time required to recover Suffolk’s investment in the loan as well as the cost of doing so, and the estimate of the recovery anticipated. Reserves are allocated to impaired loans based on this review. The allocated reserve is an estimation of losses specific to individual impaired loans. Allocated reserves are established based on an analysis of the most probable sources of repayment and liquidation of collateral. Reserves allocated to impaired loans were $12.6 million and $9.4 million as of September 30, 2011 and December 31, 2010, respectively. While every non-performing loan is evaluated individually, not every loan requires an allocated reserve. Allocated reserves fluctuate based on changes in the underlying loans, anticipated sources of repayment, and charge-offs.

See also summary of impaired loans in Note (6), Allowance for Loan Losses in the financial statements.

Impairment reserves were assigned to approximately $45,698,000 or 34 percent of our impaired loans as of September 30, 2011 with the assistance of a third-party appraisal. As of December 31, 2010, impairment reserves were assigned to approximately $49,097,000 or 49 percent of our impaired loans. Collateral-dependent loans are evaluated for impairment when a loan becomes 90 days past due or another impairment indicator is identified. At the time a loan is evaluated for impairment, an appraisal is ordered from an independent third-party licensed appraiser for loans in excess of $250,000. Typically, it takes approximately 30-90 days to receive and review the appraisal on a commercial real estate mortgage. To date, Suffolk has not experienced any significant delays between ordering appraisals and recognizing charge-offs. While waiting for an updated appraisal, we continue to contact the borrower to arrange a payment plan and monitor for any payment. Since the majority of the collateral securing impaired loans are within our local market, an officer of the Bank may drive by to make an initial assessment of the property’s condition.

At September 30, 2011 and December 31, 2010, impaired loans totaling $87,643,000 and $51,144,000, respectively, require no associated valuation allowance. For these loans, an evaluation for impairment was completed but, due the bank’s collateral position, no valuation allowance was required. The required allowance is calculated based upon the appraisal methodology described above for collateral-dependent loans. For non-collateral-dependent loans, the allowance is based on the present value of future cash flows. As measuring impairment is an estimate which requires judgment, future results of operations may be negatively affected by outcomes different from those estimated.

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

The following table summarizes Suffolk’s non-performing loans by category: (in thousands of dollars except for ratios)

	Non-performing Loans
	9/30/2011	% of Total	Total Loans 9/30/2011	% of Total Loans	12/31/2010 Restated	% of Total	Total Loans 12/31/2010	% of Total Loans
Commercial, financial & agricultural	$17,197	18.7%	$213,569	8.05%	$2,382	8.2%	$248,750	0.96%
Commercial real estate	45,687	49.6%	433,057	10.55%	11,601	40.0%	431,179	2.69%
Real estate construction loans	17,976	19.5%	62,023	28.98%	10,481	36.2%	82,720	12.67%
Residential mortgages (1st & 2nd liens)	6,578	7.1%	171,515	4.61%	3,466	12.0%	195,993	1.77%
Home equity loans	3,912	4.3%	80,704	4.85%	986	3.4%	84,696	1.16%
Consumer loans	720	0.8%	51,516	1.40%	75	0.3%	67,814	0.11%
Other loans	—	0.0%	504	0.00%	—	0.0%	1,127	0.00%

Total non-performing loans	$92,070	100%	$1,012,888	9.09%	$28,991	100%	$1,112,279	2.61%

The following table details the collateral value securing non-performing loans: (in thousands)

	September 30, 2011		December 31, 2010 Restated
	Non-performing Loans Principal Balance	Collateral Value	Non-performing Loans Principal Balance	Collateral Value
Commercial, financial & agricultural loans	$17,197	$—	$2,382	$—
Commercial real estate mortgages	45,687	64,670	11,601	16,002
Real estate construction loans	17,976	32,900	10,481	14,455
Residential mortgages (1st and 2nd liens)	6,578	14,030	3,466	10,023
Home equity loans	3,912	10,916	986	4,384
Consumer loans	720	—	75	—

Total	$92,070	$122,516	$28,991	$44,864

During the nine months ended September 30, 2011 and 2010, interest income totaling $3,681,000 and $2,556,000, respectively, was recognized on impaired loans. Cash basis interest income recognized on those loans during that period was immaterial.

Restructured loans totaled $29,360,000 at September 30, 2011 and $24,044,000 at December 31, 2010 are considered impaired loans. Included in non-performing loans are restructured loans of $27,855,000 at September 30, 2011 that are no longer accruing interest. Subsequent to restructure, there has been $853,000 in advances funded on non-performing restructured loans outstanding as of September 30, 2011.

The loans that have been restructured have been modified as to interest rate, due dates, or extension of the maturity date. Restructured loans are considered to be non-accrual loans, if at the time of restructuring the loan was deemed non-accrual. Once a sufficient amount of time has passed, generally nine months, if the restructured loan has performed under the modified terms, the loan is returned to accrual status. In addition to the passage of time, we also consider the collateral value and the ability of the borrower to continue to make payments in accordance with the modified terms. During the nine months ended September 30, 2011, there were no restructured loans returned to accrual status.

As of both September 30, 2011 and December 31, 2010, we have not performed any commercial real estate (CRE) or other type of loan workouts whereby an existing loan was restructured into multiple new loans.

The total balance of OREO, which is recorded at fair value, less estimated selling costs, was $1,800,000 at September 30, 2011.

As of September 30, 2011, classified loans amounted to 21.7 percent of total loans, as compared with 15.6 percent at December 31, 2010. The increase is attributable to the prolonged national and regional economic slowdown, along with a more objective review of the portfolio noted elsewhere in this filing.

Real estate construction loans amounted to $62,023,000 as of September 30, 2011. Non-performing real estate construction loans totaled $17,976,000, which is 28.9 percent of the real estate construction portfolio.

The following table presents information regarding real estate construction loans: (in thousands)

	Non-performing Real Estate Construction Loans
	September 30, 2011				December 31, 2010 Restated
	Balance Outstanding	Non- performing Balance	Impaired Balance	Allowance Allocation	Balance Outstanding	Non- performing Balance	Impaired Balance	Allowance Allocation
Real estateconstruction loans	$62,023	$17,976	$25,135	$2,020	$82,720	$10,481	$26,897	$3,177
All loans	$1,012,888	$92,070	$133,341	$43,693	$1,112,279	$28,991	$100,241	$28,419
Real estate construction loans as % of all loans	6.12%	19.52%	18.85%	4.62%	7.44%	36.15%	26.83%	11.18%

The following table presents non-performing and collateral value information on real estate construction loans: (in thousands)

	September 30, 2011			December 31, 2010 Restated
	Non- performing Balance	Total Collateral Value	Loan to Value Ratio	Non- performing Balance	Total Collateral Value	Loan to Value Ratio
Real estate construction loans	$17,976	$32,900	55%	$10,481	$14,455	73%

Real estate construction loans as a percentage of the loan portfolio have decreased since December 31, 2010. The non-performing balance of real estate construction loans as a percentage of all non-performing loans has also decreased from 36.15 percent at December 31, 2010 to 19.52 percent at September 30, 2011.

The following table summarizes as of September 30, 2011 loans that have been restructured during the periods presented (dollars in thousands):

	For the three months ended September 30, 2011			For the nine months ended September 30, 2011
Troubled Debt Restructurings	# of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	# of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Commercial, financial, and agricultural	4	$578	$579	28	$3,714	$3,738
Commercial, secured by real estate	1	1,210	1,210	7	8,071	8,071
Real estate construction loans	0	—	—	0	—	—
Residential mortgages	1	100	100	5	1,437	1,622
Home Equity	0	—	—	1	291	291
Consumer	0	—	—	2	34	34

	6	$1,888	$1,889	43	$13,547	$13,756

The following table summarizes as of September 30, 2011, loans that were restructured that have subsequently defaulted within the last twelve months: (dollars in thousands)

Defaulted Troubled Debt Restructurings	Number of Loans	Recorded Investment
Commercial, financial, and agricultural	37	$440
Commercial, secured by real estate	4	9,677
Real estate construction loans	1	4,598
Residential mortgages	2	671
Home Equity	1	—
Consumer	0	—

	45	$15,386

Defaulted restructured loans include 30 contracts with zero balances: 28 commercial, financial, and agricultural loans , one commercial loan secured by real estate and one home equity loan. The home equity loan and one commercial, financial, and agricultural loan were paid off, the remaining 28 were charged off.

See also Note (6) Allowance for Loan Losses in the financial statements.

Deferred Tax Assets and Liabilities

Suffolk recognizes deferred tax assets and liabilities. Deferred income taxes occur when income taxes are allocated through time. Some items are temporary, resulting from differences in the timing of a transaction under generally accepted accounting principles, and for the computation of income tax. Examples would include the future tax effects of temporary differences for such items as deferred compensation and the provision for loan losses. Estimates of deferred tax assets are based upon evidence available to management that future realization is more likely than not. If management determines that Suffolk may be unable to realize all or part of net deferred tax assets in the future, a direct charge to income tax expense may be required to reduce the recorded value of the net deferred tax asset to the amount that management expects to realize. At September 30, 2011, Suffolk believes the deferred tax asset is fully realizable.

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

Item 4 - Controls and Procedures

Suffolk’s Chief Executive Officer who is also Acting Chief Financial Officer (collectively, the “Certifying Officers”) evaluated the effectiveness of Suffolk’s disclosure controls and procedures (as defined in Rules 13a-15(e) of the Securities Exchange Act of 1934) as of September 30, 2011 in connection with the filing of the initial Form 10-Q for that period.

The Certifying Officers evaluated the effectiveness of disclosure controls and procedures as of September 30, 2011. Based on that evaluation, and in light of material weaknesses in internal control over financial reporting that existed throughout this quarter as described below, management concluded that Suffolk’s disclosure and procedures were not effective as of September 30, 2011.

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

Material Weaknesses In Internal Control

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

Financial Reporting Staffing Resources

Management concluded that a material weakness exists due to insufficient staffing resources that are in dedicated permanent positions within the accounting function with sufficient skills and industry knowledge of U.S. GAAP and regulatory accounting, which resulted in insufficient documentation and monitoring over the financial reporting cycle, including preparing financial statements and disclosures. Among other factors identified, approximately six months have passed since the prior Chief Financial Officer resigned as of June 24, 2011 and Suffolk has yet to fill the position. Suffolk immediately engaged an interim accounting consultant to assist with financial reporting in the meantime; however, the individual is not an officer of Suffolk. Suffolk’s President and Chief Executive Officer was appointed as Acting Chief Financial Officer until a permanent Chief Financial Officer is hired, representing a significant concentration of authority in one individual.

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

In connection with the remediation referred to above, certain changes to the internal control over financial reporting have occurred during the third quarter of 2011 that are reasonably likely to materially affect Suffolk’s internal control over financial reporting. These changes included the implementation of remediation steps 3, 4, and 12 described above.

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

The foregoing matters are in their preliminary phases and it is not possible to ascertain whether there is a reasonable possibility of a loss from these matters. Therefore we have concluded that an amount for a loss contingency is not to be accrued or disclosed at this time. Suffolk believes that it has substantial defenses to the claims filed against it in these lawsuits and, to the extent that these actions proceed, Suffolk intends to defend itself vigorously.

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

Item 1A - Risk Factors

There are no material changes from any of the risk factors previously disclosed in Suffolk’s 2010 Form 10-K in response to Part I, Item 1A, except as follows:

As of June 30 2011, the Bank failed to maintain a Tier 1 leverage capital ratio of at least equal to 8.00 percent of adjusted total assets as required by the OCC; further increases to Suffolk’s allowance for loan losses could negatively impact its capital levels, causing the Bank to fail to be in compliance with the ratios established by the OCC, which could result in further regulatory enforcement actions.

The Bank is subject to individual minimum capital ratios (“IMCR’s”) established by the OCC requiring Tier 1 Leverage Capital equal to at least 8.00 percent of adjusted total assets; Tier 1 Risk-based Capital equal to at least 10.50 percent of risk-weighted assets; and Total Risk Based Capital equal to at least 12.00 percent of risk-weighted assets. At June 30, 2011, the Bank met two of the three IMCR’s: Tier 1 Capital was 11.63 percent of risk-weighted assets and Total Risk Based Capital was 12.93 percent of risk-weighted assets. The Bank did not meet the IMCR for the Tier 1 Leverage ratio as Tier 1 Capital was 7.98 percent of adjusted total assets at June 30, 2011. The Bank met all three IMCR’s at September 30, 2011: Tier 1 Capital was 8.50 percent of adjusted total assets, Tier 1 Capital was 12.53 percent of risk-weighted assets, and Total Risk Based Capital was 13.82 percent of risk-weighted assets. Further increases to Suffolk’s allowance for loan losses, however, would negatively impact the Bank’s capital levels and make it difficult to maintain the capital levels directed by the OCC. If the Bank fails to maintain the required capital levels, it could be subject to further regulatory enforcement actions.

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

A failure to restore and maintain effective internal controls over financial reporting and disclosure controls and procedures could have a material adverse effect on our results of operation or financial condition

During April of 2011, management identified possible deficiencies and/or weaknesses in Suffolk’s internal controls related to the design and implementation of policies to promptly identify problem loans and to quantify the elements of risk in problem loans. After conducting an internal review, management determined that there were material weaknesses related to the allowance for loan and lease losses, financial reporting staffing resources, interdepartmental communications and governance and management accountability. See Part I, Item 4—Controls and Procedures. Suffolk has incurred costs and implemented certain changes in its internal controls over financial reporting and disclosure controls and procedures to address these material weaknesses. It is too early to determine the impact of these remediation steps and Suffolk has not yet determined that it has restored effective internal controls over financial reporting and disclosure controls and procedures. It is possible that additional deficiencies or weaknesses could be identified A failure to restore and maintain effective internal controls over financial reporting and disclosure controls and procedures could have a material adverse effect on our results of operation or financial condition.

Potential impairment in the carrying value of our goodwill could negatively impact our earnings and capital.

At September 30, 2011, we had goodwill totaling $814,000. Goodwill is reviewed for impairment at least annually or more frequently if events or changes in circumstances indicate that the carrying value may not be recoverable. Given the current economic environment, we could be required to evaluate the recoverability of goodwill prior to our normal annual assessment if we experience disruption in our business and/or sustained market capitalization declines. These types of events and the resulting analyses could result in goodwill impairment charges in the future. These non-cash impairment charges could adversely affect our results of operations in future periods.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information about repurchases of common stock:

		For the three months ended
	For the last 12 months	Sep. 30, 2011	Jun. 30, 2011	Mar. 31, 2011	Dec. 31, 2010
Average price per share of quarterly repurchases	$2.50	$—	$—	$2.50	$—
Aggregate cost of quarterly repurchases	$7,780	$—	$—	$7,780	$—
Repurchases of common stock
Treasury stock, beginning balance	4,002,158	4,005,270	4,005,270	4,002,158	4,002,158
Repurchases (1)	3,112	—	—	3,112	—

Treasury stock, ending balance	4,005,270	4,005,270	4,005,270	4,005,270	4,002,158

(1)	Shares repurchased in payment of exercised employee incentive stock options. No shares were repurchased in market transactions.

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