Form 10-K
period 2011-12-31
SUFFOLK BANCORP
filed 2012-03-30
CIK 754673

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2011

-OR-

☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to             to             .

Commission File Number: 000-13580

SUFFOLK BANCORP

(Exact name of registrant as specified in its charter)

New York	11-2708279
(State or Other Jurisdiction of Incorporation of Organization)	(I.R.S. Employer Identification No.)

4 West Second Street, P.O. Box 9000, Riverhead, New York	11901
(Address of Principal Executive Offices)	(Zip Code)

Issuer’s Telephone Number, Including Area Code: (631) 208-2400

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

    YES  ☐    NO  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)    YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

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

9,726,814 SHARES OF COMMON STOCK OUTSTANDING AS OF February 29, 2012

Documents Incorporated by Reference

Portions of the definitive Proxy Statement for the Annual Meeting of Shareholders for the 2012 Annual Meeting of the Shareholders to be filed with the Commission pursuant to Regulation 14A under the Exchange Act within 120 days of the fiscal year-end, are incorporated by reference into Part III.

# SUFFOLK BANCORP

2011 ANNUAL REPORT on FORM 10-K

On the Cover: Riverhead, Long Island, New York

Founded in 1792, growth in “River Head” was slow in early years. However, during the 1800s, with the Peconic River to power manufacturing and facilitate shipping, a growing population requiring goods and services, and its designation as county seat, Riverhead became a commercial center. Since 1890, the Suffolk County National Bank has been rooted here. In 2002, it located its current headquarters building “downtown,” leading the way in demonstrating its commitment to reinvestment in its home town.

Financial Highlights

	(dollars in thousands, except ratios, share, and per-share information)
	December 31,	2011	2010 Restated
EARNINGS (LOSS) FOR THE YEAR	Net (loss) income	$(78)	$6,256
	Net interest income	69,564	76,592
	Net (loss) income-per-share (fully-diluted)	(0.01)	0.65
	Cash dividends per common share	—	0.81

BALANCES AT YEAR-END	Assets	$1,484,227	$1,606,867
	Loans, net of unearned discount	969,654	1,112,279
	Investment securities	308,599	406,686
	Deposits	1,311,872	1,402,753
	Stockholders’ equity	136,560	136,820
	Common shares outstanding	9,726,814	9,692,312
	Book value per common share	$14.04	$14.12

RATIOS	Return on average common equity	(0.06)%	4.42%
	Return on average assets	—	0.37
	Average equity to average assets	8.55	8.32
	Net interest margin (taxable-equivalent)	4.97	5.05
	Efficiency ratio	74.15	57.82
	Net charge-offs to average loans	1.31	1.42

TO OUR SHAREHOLDERS:

2011 was a difficult year for Suffolk Bancorp. While the last three quarters were profitable, we ended the year with the loss of a penny per share. There were many challenges, and some of them were substantial. They included a stagnant economy, a decline in the quality of our assets, and the attendant provisions and charge-offs. We also had to restate the third and fourth quarters of 2010 to properly recognize the timing of those provisions and charge-offs, and this resulted in delays in filing financial reports. We remediated the controls and staffing that contributed to these difficulties, and rebuilt the management team in the face of key resignations and retirements. Finally, these many factors had a significant effect on the price of Suffolk’s stock. We acknowledge all of these challenges, and they were the focus of our undivided attention and unrelenting efforts during the past year.

Even in the face of these challenges, however, Suffolk Bancorp emerged from 2011 with its unique and valuable franchise intact, strong and resilient. We still have ample capital that exceeds all regulatory requirements. We have the ability to rely almost entirely on core deposits to fund our operations, and a particularly low cost of funding owing to a high proportion of demand deposits that speak to the quality of our relationships with our customers and to the service we were able to provide throughout the year. Further, we have the opportunities that still remain with a footprint that encompasses all of Suffolk County, a market of 1.5 million people of diverse occupations and businesses in a region that could well flourish as the economy improves in the years ahead.

I joined Suffolk only recently, on the last business day of 2011. I had, however, taken the opportunity to work with Suffolk as a consultant for six months before that, and in the course of that half-year, came to know Suffolk well. While I saw a great many challenges ahead for Suffolk, from first-hand observation, I appreciated the great potential this company still has, and I wanted to be a part of it. I was honored and proud to be offered the opportunity to lead Suffolk into the next chapter of its long and respected history.

I am happy to say that I am not the only one to see the possibilities here at Suffolk. In the course of the past year, we have been able to attract new talent with fresh ideas to move us forward.

Joining us in February of 2012 was Brian K. Finneran, our new Chief Financial Officer. Brian comes with solid experience in successfully turning around a financial institution that fell on trying times. His skills will serve us well as we address the matter of timely and accurate financial reporting, and he will provide strong strategic and analytical support for Suffolk’s business plan.

This past May, Karen A. Hamilton joined us as Chief Lending Officer, and more recently was promoted into the key post of Chief Credit Officer. Karen has extensive experience in credit administration and loan workout, and is already well along in improving policy and staffing to resolve the deficiencies in process that led to earlier problems in our loan portfolio. More importantly, she has the know-how to ensure the kind of underwriting that will maximize the quality of our loans going forward.

Just this March, Michael R. Orsino joined us as Chief Lending Officer to guide us in building our loan portfolio for the future. Mike has extensive experience in the kind of small-business and middle-market lending that is Suffolk’s bread and butter. We look forward to his help in developing a sales team second to none.

And finally, Frank D. Filipo is continuing in his role as Operating Officer, overseeing not only the retail banking branch office network, but information technology, operations, facilities and security. Frank was essential to the development of Suffolk’s branch office franchise over the past decade, and has been a key to making the transition in management as effective as it possibly can be.

Put clearly and simply, this is an executive team to be proud of. This team and Suffolk’s prospects have attracted a number of qualified senior- and mid-level employees as well, who see real possibilities for themselves and for Suffolk. That said, I would not want to overstate our case. There are meaningful challenges yet ahead for us in 2012 as we rebuild.

First, as detailed in the pages that follow, non-performing loans are substantial for a financial institution our size. How quickly and effectively we can work through problem assets will be influenced greatly by how rapidly the economy recovers, and how quickly the revenues of our more problematic customers increase, allowing them to service their debt. The same issue affects how quickly we will be able to expand our loan portfolio. Even at this stage of the recovery, loan demand has remained slack.

Interest rates have presented their own challenges. Our cost of interest-bearing funds was just 66 basis points during 2011, very low by historical standards, but close enough to zero as to permit only modest opportunity for reduction going forward. While we have been able to maintain among the widest net-interest margins in the industry, as older, higher-yielding loans and investments roll off the books, those funds are being reinvested well below their former yields. While we share this challenge with the rest of the industry, until the economy picks up and rates rise, we anticipate continued and further compression of our margin.

Finally, though we have made steady and meaningful progress in addressing the regulatory matters encompassed in our agreement with the Office of the Comptroller of the Currency, we still have a way to go in order to meet all of the terms of the agreement and, understandably, to demonstrate sustained performance to our regulators.

So all of these challenges are what lie ahead. Clearly though, Suffolk is on the move again, with a new management team, new energy, and new opportunities. We are confident that we now have in place what it will take to meet each of the challenges we now face, and to succeed in doing so. I look forward to reporting to you through the coming year, and on these pages in next year’s report, as to just how we have done.

Sincerely,

Howard C. Bluver
President & Chief Executive Officer

[THIS PAGE INTENTIONALLY LEFT BLANK]

CORPORATE INFORMATION

Suffolk Bancorp Annual Meeting	Registrar and Transfer Agent
To be held when scheduled at:	Any questions about the registration or transfer of shares, the
Suffolk County National Bank	payment, reinvestment, or direct deposit of dividends can be
Administrative Center, Lower Level	answered by:
4 West Second Street
Riverhead, New York 11901	American Stock Transfer & Trust Company, LLC.
6201 15th Avenue
Brooklyn, New York 11219
S.E.C. Form 10-K	1-800-937-5449
The Annual Report to the Securities and Exchange	www.amstock.com
Commission on Form 10-K and documents incorporated by
reference can be obtained, without charge, by writing to the	Independent Registered Public Accounting Firm
Corporate Secretary, Suffolk Bancorp, 4 West Second Street,	BDO USA, LLP
Riverhead, New York 11901, or calling (631) 208-2400, faxing	100 Park Avenue
to (631) 727-3214, or e-mailing to	New York, New York 10017
invest@suffolkbancorp.com. They are also available on the
Internet at www.suffolkbancorp.com

General Counsel
Investor Relations	Smith, Finkelstein, Lundberg,
Contact: Brian K. Finneran, Chief Financial Officer	Isler & Yakaboski, LLP
(631) 208-2400	456 Griffing Avenue
Riverhead, New York 11901

Trading
Suffolk Bancorp’s common stock is traded on the NASDAQ
Global Select Market under the symbol “SUBK.”

FDIC Rules and Regulations, Part 350.4(d)

This statement has not been reviewed, or confirmed for accuracy or relevance, by the Federal Deposit Insurance Corporation.

PRICE RANGE OF COMMON STOCK AND DIVIDENDS

Suffolk’s common stock is traded on the NASDAQ Global Select Market under the symbol “SUBK.” Following are quarterly high and low closing prices of Suffolk’s common stock as reported by NASDAQ for the periods indicated and the quarterly dividends paid during those periods.

2011	High	Low	Dividends	2010	High	Low	Dividends
First Quarter	$25.74	$19.80	$—	First Quarter	$32.60	$25.00	$0.22
Second Quarter	21.77	13.71	—	Second Quarter	33.21	28.48	0.22
Third Quarter	14.04	7.62	—	Third Quarter	30.76	23.39	0.22
Fourth Quarter	11.18	7.63	—	Fourth Quarter	27.61	24.45	0.15

SUMMARY OF SELECTED FINANCIAL DATA

FIVE-YEAR SUMMARY: (dollars in thousands except shares and per-share amounts)
For the year ended December 31,	2011	2010 Restated	2009	2008	2007
Interest income	$75,489	$86,306	$87,008	$88,457	$89,081
Interest expense	5,925	9,714	12,672	22,237	25,117

Net interest income	69,564	76,592	74,336	66,220	63,964
Provision for loan losses	24,888	32,086	4,275	2,050	377

Net interest income after provision	44,676	44,506	70,061	64,170	63,587
Other income	10,065	11,223	11,118	14,643	10,595
Other expense	59,042	50,778	48,801	42,701	40,392

(Loss) income before income taxes	(4,301)	4,951	32,378	36,112	33,790
(Benefit from) provision for income taxes	(4,223)	(1,305)	9,830	11,424	11,662

Net (Loss) Income	$(78)	$6,256	$22,548	$24,688	$22,128

BALANCE AT DECEMBER 31:
Federal funds sold	$—	$—	$—	$—	$2,700
Investment securities – available for sale	299,204	396,670	437,000	382,357	392,796
Investment securities – held to maturity and other securities	9,395	10,016	9,343	11,930	9,155

Total investment securities	308,599	406,686	446,343	394,287	401,951
Loans, net of unearned discount	969,654	1,112,279	1,160,379	1,093,521	957,281
Total assets	1,484,227	1,606,867	1,694,496	1,582,819	1,469,062
Total deposits	1,311,872	1,402,753	1,385,278	1,216,437	1,143,375
Borrowings	—	40,000	150,800	224,820	198,320
Stockholders’ equity	$136,560	$136,820	$137,171	$112,401	$108,981

SELECTED FINANCIAL RATIOS:
Performance:
Return on average stockholders’ equity	(0.06)%	4.42%	18.30%	21.79%	21.47%
Return on average assets	—	0.37	1.36	1.59	1.57
Net interest margin (taxable-equivalent)	4.97	5.05	4.99	4.75	5.06
Efficiency ratio	74.15	57.82	57.11	52.81	54.17
Average equity to average assets	8.55	8.32	7.41	7.29	7.30
Dividend pay-out ratio	—	124.62	37.44	34.18	39.70
Asset quality:
Non-performing loans to total loans, net of discount	8.33	2.61	2.53	0.45	0.17
Non-performing assets to total assets	5.56	2.16	1.73	0.31	0.11
Allowance to non-performing loans	49.48	98.03	41.99	185.32	459.13
Allowance to total loans, net of discount	4.12	2.56	1.06	0.83	0.80
Net charge-offs (recoveries) to average net loans	1.31	1.42	0.09	0.06	(0.01)

PER COMMON SHARE DATA:
Net (loss) income – fully-diluted	$(0.01)	$0.65	$2.35	$2.58	$2.24
Cash dividends	—	0.81	0.88	0.88	0.88
Book value at year-end	14.04	14.12	14.27	11.73	11.34
Average common shares outstanding	9,720,827	9,658,534	9,602,802	9,580,025	9,895,301

AT DECEMBER 31:
Number of full-time-equivalent employees at December 31	368	370	368	362	350
Number of branch offices	30	30	29	29	29
Number of automated teller machines	30	30	29	29	26

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

The discussion that follows analyzes Suffolk Bancorp’s (“Suffolk”) operations for each of the past three years and its financial condition as of December 31, 2011 and 2010 (restated), respectively. Selected tabular data are presented for each of the past five years.

Summary of Recent Developments and Current Trends

Suffolk Bancorp is a one-bank holding company engaged in the commercial banking business through Suffolk County National Bank (“SCNB” or “the Bank”), a full-service commercial bank headquartered in Riverhead, New York. SCNB is Suffolk Bancorp’s wholly owned subsidiary. Organized in 1890, Suffolk County National Bank has 30 branch offices in Suffolk County, New York.

Recent Developments

During 2011, credit was available to highly qualified borrowers as banks attempted to acquire assets of high quality that would provide some spread over more highly liquid investments such as overnight and very short-term “fed funds,” which for most of the period yielded substantially below 1.00 percent, and for overnight funds, as little as 25 basis points. Low short-term rates were primarily the result of continuing, low short-term targets set by the Federal Reserve Board (“FRB”) for federal funds and discount rates, including the unprecedented action of the FRB to communicate these low targets as much as two years into the future in an attempt to stimulate business investment. Contrary concerns continued to inhibit investment. These included 1) the possibility of inflation over the longer term as a result of deficit spending by the federal government, or 2) that the recovery might stall, leading to deflation. Further, rates of unemployment remained high by historic standards. This led investors and businesses to remain liquid, taking a defensive position in response to ongoing economic uncertainty. Further affecting their willingness to invest was a lack of consensus as to when the economy would accelerate enough to justify the deployment of those funds in specific, targeted investments likely to provide a greater return than cash, but present greater risk should the economy continue to stagnate. For the same reasons, deposits generally continued to increase as individuals and businesses hesitated either to spend or employ these funds elsewhere. The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Act”) was signed into law on July 21, 2010. Much of the law extended discretion to regulators to promulgate regulations concerning a wide variety of issues. Uncertainty as to what those regulations might be and when they might take effect, amplified that hesitation as businesses waited for clarity as to how they would affect their operations. Short-term rates remained near zero, but the yield curve flattened in comparison with the previous year as long-term rates on U.S. Treasury securities dropped by approximately 150 basis points. The implication of this decline was that the net interest margin of many banks would compress going forward, as higher-yielding loans and investments matured, and the proceeds were reinvested in lower-yielding assets, without the possibility of a corresponding drop in the cost of funding because rates were so near to zero.

At Suffolk, interest income decreased by 12.5 percent, to $75,489,000 from $86,306,000; and interest expense decreased by 39.0 percent, to $5,925,000 from $9,714,000. Net interest income decreased by 9.2 percent, to $69,564,000 from $76,592,000. This was offset by the provision for loan losses, which decreased by 22.4 percent from 2010. As a result, net interest income after the provision increased slightly, by 0.4 percent to $44,676,000 from $44,506,000. The net interest margin decreased to 4.97 percent in 2011, down from 5.05 percent in 2010.

As disclosed previously, the prolonged slump in the economy has strained the resources of some of Suffolk’s borrowers. Suffolk is a community bank that relies upon net interest income generated by the relationships it builds with the owners of small and medium-sized businesses, in contrast to certain large banks that profit from the proprietary trading of securities and derivatives. Suffolk’s prospects remain tied more to “Main Street” than to Wall Street. At the start of the recent recession, Suffolk’s primary market area was wealthier than many other markets. Owners of small businesses and other customers appeared to have greater financial reserves than similar customers in other regions of the nation, and the development of real estate, both residential and commercial, was more mature and therefore less speculative. This contributed to a steadier and less dramatic decline than elsewhere; and Suffolk’s borrowers remained current in their obligations longer. However, as time has passed, the economy appears to have stabilized at lower levels of output and higher levels of unemployment than before 2009. In some cases, these customers have moved from the service of debt from the cash-flow of the business, to the liquid assets of the business, to personal liquidity, and in a limited number of particularly difficult circumstances, to the liquidation of business and personal assets. These factors were the primary reasons for the substantial increase in balances of non-performing assets.

At December 31, 2011, of the $80,760,000 of non-performing loans, $63,247,000 was secured by collateral valued at approximately $96,353,000, having an average loan-to-value ratio of approximately 66 percent. The unsecured portion of $17,513,000 amounted to 1.81 percent of total loans at year end. Although Suffolk continues to work with borrowers to ensure the collection of non-performing credits, some of these loans were being paid more slowly than originally anticipated. This resulted in an increase of 40.6 percent in the allowance for loan losses, to $39,958,000 from $28,419,000. However, progress in working out troubled loans and the charge-off of other loans, along with a measureable increase in the quality of certain loans in the portfolio allowing them to be assigned a lower risk-rating, made possible a decrease in the allowance for loan losses from a peak of $49,911,000 on June 30, 2011, although there can be no assurance that this trend will continue. The majority of non-performing loans are commercial and industrial loans, and loans secured by commercial real estate. The allowance is established through a provision for loan losses based on management’s evaluation of the risk inherent in the various components of the loan portfolio and other factors, including Suffolk’s own historical loan loss experience. When compared to historical levels, Suffolk increased its provision for loan loss and its allocated reserve to reflect the deterioration of the overall economy, credit quality trends, and regulatory guidance and expectations in 2010 and 2011. See “Summary of Loan Losses and Allowance for Loan Losses.”

While non-performing assets increased much later at Suffolk than in peer banks, they increased to 5.56 percent of total assets at December 31, 2011 from 2.16 percent at December 31, 2010. Non-performing loans to total loans amounted to 8.33 percent at December 31, 2011 up from 2.61 percent at December 31, 2010. As noted in the discussion above, most non-performing loans are well collateralized. However, as they remain non-accruing over a period of time, on the basis of objective and subjective criteria, Suffolk may or may not elect to charge these and other loans off prudentially, even when they remain in collection and there is the reasonable remaining expectation of the recovery of both the amounts owed and the expenses incurred in their collection. These charge-offs may or may not mirror trends, on a trailing basis, in ratios of non-performing assets to total assets and non-performing loans to total loans. The amounts charged-off were substantial in comparison with Suffolk’s past loss history, although they may result in net recoveries at some point in the future if the economy improves and borrowers’ financial conditions strengthen, although there can be no assurance that this will happen. Further discussion concerning the determination of the provision for loan losses is found in the following under the caption, “Summary of Loan Losses and Allowance for Loan Losses.”

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

Management and the Board of Directors are committed to taking all necessary actions to promptly address the requirements of the Agreement, and believe that the Bank has already made measurable progress in addressing these requirements (See Item 9a. “Controls and Procedures” on page 77). In connection with the foregoing, the Bank has retained legal and other resources including the services of a compliance consultant to assist and advise in meeting the requirements of the Agreement.

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

See “Summary of Loan Losses and Allowance for Loan Losses” on page 19.

Basic Performance and Current Activities

(Loss) return on average equity decreased to (0.06) percent in 2011, down from 4.42 percent during 2010, and fully-diluted (loss) earnings-per-share decreased to $(0.01) in 2011 from $0.65 in 2010. Decreases in return on average equity and fully-diluted (loss) earnings-per-share are primarily due to decreased net interest and non-interest income, and substantial increases in most categories of non-interest expense. Key factors included:

•

Decrease in interest income of $10,817,000, including declines of $7,447,000 and $3,370,000 on loans and investments, respectively, owing primarily to declines in outstanding balances and the reinvestment of cash flows at lower averages rates; and decrease in interest expense of $3,789,000 owing primarily to decreases in rates and to a lesser extent, balances; resulting in decrease of $7,028,000 in net interest income before provision for loan losses.

•	Decrease in provision for loan losses of $7,198,000, resulting in an increase of $170,000 in net interest income after provision.

•	Decrease of $1,158,000 in non-interest income including the following key items:

•	Decrease of $908,000 in service charges on deposits accounts.

•	Recognition of other-than-temporary impairment on securities of $1,052,000 offset by a $1,273,000 increase in net gain on sale of securities in 2011.

•	Increase in non-interest expense of $8,264,000, including the following key items:

•	Increase of $2,396,000 in salaries and employee benefits as staff was augmented to improve processes, develop business, and to comply with agreement with regulators.

•

Increase of $1,981,000 in outside services owing primarily to expense of consultants to assist in the adjustment of the allowance for loan losses, restatement of financials as of September 30, 2010 and December 31, 2010, and compliance with agreement with regulators.

•	Prepayment fee on FHLB term borrowing of $1,028,000.

•	Increase of $2,787,000 in other operating expense, owing primarily to increased accountants’ fees in connection with the restatement of financials as of September 30, 2010 and December 31, 2010.

•	Increase of $2,918,000 in benefit from income taxes.

Key strategic actions to address performance included the following:

•

Maintained emphasis on both commercial and personal demand deposits, and other non-maturity core deposits, as a key part of relationships with customers, while responding as necessary to demand in Suffolk’s market for certificates of deposit of all sizes. Suffolk continues its emphasis on the profitability of the whole relationship of its customers with the Bank, seeking when possible to both make loans to and obtain funding from the best qualified customers.

•

Managed net loan charge-offs and non-performing loans. During the year ended December 31, 2011, net charge-offs were 1.92 percent of average net loans. At year-end, non-performing assets, including loans and other real estate owned (“OREO”), amounted to $82,560,000 or 5.56 percent of total assets. Non-performing loans, including non-accruing troubled-debt restructurings, amounted to $80,760,000 or 8.33 percent of total loans. Our lending staff’s first efforts continue to be directed to the management of such credits, and then to developing new business with an emphasis on the most profitable customer relationships.

•	Maintained Suffolk’s policy to not either grant loans or to buy investment securities backed by loans which would be characterized as “sub-prime.”

•

Reorganized management to widen breadth and depth of experience in responding to issues of strategy, credit, regulation, and new business development. During the twelve months preceding this filing, Suffolk has retained new key executives in the following positions: Chief Executive Officer, Chief Financial Officer, Chief Credit Officer and Chief Lending Officer. During the same period, Suffolk has retained new senior managers as follows: senior information technology officer, senior trust officer, senior loan workout officer, senior credit administration officer, senior residential loan officer, and comptroller. Additional experienced employees have been hired in staff positions in credit administration and compliance.

Suffolk’s Business

Nearly all of Suffolk’s business is to provide banking services to its commercial and retail customers in Suffolk County, on Long Island, New York. Suffolk is a one-bank holding company. Its banking subsidiary, Suffolk County National Bank (“SCNB” or the “Bank”), operates 30 full-service branch offices in Suffolk County, New York. It offers a full line of domestic retail and commercial banking services, and wealth management services. The Bank’s primary lending area includes all of Suffolk County, New York, and a limited number of loans or loan-participations in the adjacent markets of Nassau County and New York City. The Bank makes loans secured by commercial real estate that float with the prime rate and other indices or with fixed rates, and commercial and industrial loans to small manufacturers, wholesalers, builders, farmers, and retailers, including dealer financing. The Bank serves as an indirect lender to the customers of a number of automobile dealers. The Bank also makes loans secured by residential mortgages, and both fixed and floating rate second mortgage loans with a variety of plans for repayment. Real estate construction loans are also offered.

Other investments are made in short-term United States Treasury securities, high-quality obligations of municipalities in New York and other states, issues of agencies of the United States government, collateralized mortgage obligations, mortgage-backed securities, and stock in the Federal Reserve Bank and the Federal Home Loan Bank of New York (“FHLBNY”), each required as a condition of membership.

The Bank finances most of its activities with deposits, including demand, saving, N.O.W., and money market accounts, as well as term certificates. It may also rely on other sources of funds, including inter-bank overnight loans, and sale-repurchase agreements.

General Economic Conditions

Long Island has a population of approximately 2.9 million people, which has increased about 4 percent since 2000, a growth rate on par with the New York region, but much lower than growth in the United States as a whole. Long Island has a number of important regional advantages, including public and private schools and universities that are ranked above national averages; an increasingly diversified economy with growing health, information, and business services; as well as hundreds of miles of coastline and other open spaces that retain residents, and draw tourists from within and beyond the region. However, Long Island also faces a number of challenges as a result of the historical fragmentation of governance among towns, villages, special authorities, and other taxing districts, as well as growing disparity in incomes that make workforce housing problematic.

In 2010, the latest period for which data is available, the total private sector Gross Metropolitan Product (“GMP”) for Long Island, was about $125 billion (in 2009 dollars). Reflecting the larger economic recession, this is flat from 2009 and down 4.6 percent from 2008, when the GMP was at its high of $131 billion. Despite the recent downturn, Long Island GMP was still up 10 percent for the decade thanks to sustained private sector growth of about 2.5 percent per year from 2001 to 2007. As compared to much of the rest of the nation, Long Island’s recession was deeper and has taken longer to recover. From 2009 to 2010, the U.S. private sector Gross Domestic Product (“GDP”) shrank by 3.3 percent. Long Island’s GMP contracted at an even higher rate of 4.3 percent. By 2011, the nation had returned to economic growth at a rate of 2.3 percent. Long Island’s rate of contraction has slowed of late; in 2011 it remained slightly negative at (0.4) percent. (Source: Long Island Index 2012)

Results of Operations

Net (Loss) Income

In 2011, Suffolk recorded a net loss of $(78,000), down from net income of $6,256,000 in 2010, which decreased 72.3 percent from $22,548,000 in 2009. The fully-diluted loss-per-share was ($0.01) during 2011, compared to earnings-per-share of $0.65 in 2010 and $2.34 in 2009. The decrease in net income is primarily due to decreased interest income and increased non-interest expense over 2010.

Net Interest Income

Net interest income during 2011 was $69,564,000, down 9.2 percent from $76,592,000 in 2010, which was up 3.0 percent from $74,336,000 in 2009. Net interest income is the most significant contributor to earnings at Suffolk. The net interest rate margin, on a taxable-equivalent basis, was 4.97 percent in 2011, 5.05 percent during 2010 and 4.99 percent in 2009. The rate earned on average interest-earning assets decreased to 5.36 percent in 2011, down from 5.66 percent in 2010 and 5.80 percent in 2009. The rate on average interest-bearing liabilities decreased to 0.66 percent in 2011, down from 0.95 percent in 2010 and 1.24 percent in 2009. Demand deposits remained a significant source of funds for Suffolk totaling 37 percent of average total deposits in 2011, and 35 percent in both 2010 and 2009.

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

Year ended December 31,	2011			2010 Restated			2009
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Interest-earning assets
U.S. Treasury securities	$5,533	$98	1.76%	$8,241	$290	3.52%	$9,577	$371	3.87%
Collateralized mortgage obligations	145,641	5,839	4.01	181,463	7,691	4.24	148,566	7,505	5.05
Mortgage-backed securities	460	30	6.61	557	37	6.58	603	41	6.80
Obligations of states & political subdivisions	196,138	10,434	5.32	220,957	11,858	5.37	194,089	10,762	5.54
U.S. government agency obligations	11,788	337	2.86	38,525	769	2.00	79,358	2,057	2.59
Other securities	3,412	246	7.21	6,624	399	6.02	8,029	434	5.41
Federal funds sold & interest-bearing deposits with banks	95,925	232	0.24	10,100	28	0.28	15,170	51	0.34
Loans, including non-accrual loans:
Commercial, financial & agricultural loans	211,584	13,176	6.23	254,557	15,158	5.95	235,202	13,863	5.89
Commercial real estate mortgages	423,842	27,121	6.40	400,999	26,304	6.56	363,256	24,613	6.78
Real estate construction loans	68,495	3,990	5.82	114,389	6,781	5.93	133,894	9,000	6.72
Residential mortgages (1st and 2nd liens)	172,053	10,395	6.04	200,029	12,223	6.11	208,696	12,731	6.10
Home equity loans	80,903	3,290	4.07	84,152	3,544	4.21	78,788	3,311	4.20
Consumer loans	55,520	3,870	6.97	74,200	5,281	7.12	85,634	5,951	6.95
Other loans	438	—	—	1,591	—	—	1,824	—	—

Total interest-earning assets	$1,471,732	$79,058	5.37%	$1,596,384	$90,363	5.66%	$1,562,686	$90,690	5.80%
Cash & due from banks	38,562			39,397			44,037
Other non-interest-earning assets	80,694			66,603			55,703

Total assets	$1,590,988			$1,702,384			$1,662,426

Interest-bearing liabilities
Saving, N.O.W., & money market deposits	$588,508	$1,961	0.33%	$601,953	$3,340	0.55%	$563,513	$3,630	0.64%
Time deposits	285,821	3,310	1.16	324,105	4,704	1.45	328,853	6,068	1.85

Total saving & time deposits	874,329	5,271	0.60	926,058	8,044	0.87	892,366	9,698	1.09
Federal funds purchased & securities sold under agreements to repurchase	128	1	0.49	490	3	0.55	4,863	120	2.47
Other borrowings	20,142	653	3.24	92,679	1,667	1.80	127,123	2,854	2.25

Total interest-bearing liabilities	894,599	5,925	0.66	1,019,227	9,714	0.95	1,024,352	12,672	1.24
Rate spread			4.71%			4.71%			4.56%
Non-interest-bearing deposits	518,499			504,680			478,886
Other non-interest-bearing liabilities	41,796			36,846			35,983

Total liabilities	1,454,894			1,560,753			1,539,221
Stockholders’ equity	136,094			141,631			123,205

Total liabilities & stockholders’ equity	$1,590,988			$1,702,384			$1,662,426

Net interest income (taxable-equivalent basis) & interest rate margin		$73,133	4.97%		$80,649	5.05%		$78,018	4.99%
Less: taxable-equivalent basis adjustment		(3,569)			(4,057)			(3,682)

Net interest income		$69,564			$76,592			$74,336

Interest income on a taxable-equivalent basis includes the additional amount of interest income that would have been earned if Suffolk’s investment in nontaxable U.S. Treasury securities and states and municipal obligations had been subject to New York State and federal income taxes yielding the same after-tax income. The rate used for this adjustment was approximately 34 percent for federal income taxes and 9 percent for New York State income taxes for all periods. Loan fees included in interest income amounted to $1,043,000, $1,304,000, and $1,594,000 in 2011, 2010, and 2009, respectively.

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

	In 2011 over 2010 Changes Due to			In 2010 over 2009 Changes Due to
	Volume	Rate	Net Change	Volume	Rate	Net Change
Interest-earning assets
U.S. Treasury securities	$(76)	$(116)	$(192)	$(49)	$(32)	$(81)
Collateralized mortgage obligations	(1,454)	(398)	(1,852)	1,507	(1,321)	186
Mortgage-backed securities	(7)	—	(7)	(3)	(1)	(4)
Obligations of states & political subdivisions	(1,383)	(41)	(1,424)	1,448	(352)	1,096
U.S. government agency obligations	(676)	244	(432)	(890)	(398)	(1,288)
Other securities	(221)	68	(153)	(81)	46	(35)
Federal funds sold & interest-bearing deposits with banks	208	(4)	204	(15)	(8)	(23)
Loans, including non-accrual loans	(7,151)	(298)	(7,449)	1,404	(1,582)	(178)

Total interest-earning assets	$(10,760)	$(545)	$(11,305)	$3,321	$(3,648)	$(327)

Interest-bearing liabilities
Saving, N.O.W., & money market deposits	$(73)	$(1,306)	$(1,379)	$236	$(526)	$(290)
Time deposits	(514)	(880)	(1,394)	(86)	(1,278)	(1,364)
Federal funds purchased & securities sold under agreements to repurchase	(2)	—	(2)	(63)	(54)	(117)
Other borrowings	(1,823)	809	(1,014)	(684)	(503)	(1,187)

Total interest-bearing liabilities	$(2,412)	$(1,377)	$(3,789)	$(597)	$(2,361)	$(2,958)

Net change in net interest income (taxable-equivalent basis)	$(8,348)	$832	$(7,516)	$3,918	$(1,287)	$2,631

Interest Income

Interest income decreased to $75,489,000 in 2011, down 12.5 percent from $86,306,000 in 2010, which was down 0.8 percent from $87,008,000 in 2009.

Investment Securities

SCNB purchases investment securities only after a disciplined evaluation to ensure that they are the most appropriate available given Suffolk’s objectives. Key factors include:

•	Liquidity – the ease with which the security can be pledged or sold.

•	Credit quality – the likelihood the security will perform according to its original terms, with timely payments of principal and interest.

•	Yield – the rate of return on the investment, balanced against liquidity and credit quality.

Investment securities are also selected in consideration of certain key risks to:

•	Market value – the market value of fixed-rate securities increases when interest rates fall, and decreases when interest rates rise. The longer the maturity of the security, the greater this effect.

•	Income risk – how long fixed payments can be assured. The shorter the duration of the portfolio, the greater this risk.

•

Asset liability management – seeks to limit the change in net interest income as a result of changing interest rates. For example, when the maturities or the intervals between the re-pricing of investments are longer than those of the liabilities that fund them, net interest income will decline when rates rise because payments from those securities will remain the same while payments to depositors or other banks from which SCNB has borrowed will increase. This is referred to as “liability-sensitive.” Conversely, when investments mature or are re-priced sooner than their funding, net interest income will increase when interest rates rise as income increases while funding expense remains the same. Asset liability management attempts to manage the duration of the loan and investment portfolios, as well as that of all funding to minimize the risk to net interest income while maximizing returns.

Suffolk seeks to create an investment portfolio that is diversified across different classes of assets. Historically, bonds have returned more than cash, and been less volatile than mortgage-backed securities (“MBS”). The steady return on bonds can also offset the decline in variable loan yields as interest rates fall. Collateralized mortgage obligations (“CMO’s”) provide more predictable cash flows because payments are assigned to specific securities (“tranches”) in the order in which they are received, in contrast to a traditional security backed by a pool of mortgages in which investors share payments equally pro rata, based on the percentage of the pool they own. Analysis of CMO’s requires careful due diligence of the mortgages that serve as the underlying collateral. Suffolk has never owned mortgage obligations with underlying collateral that could be classified as “sub-prime.” Tranche structure, final maturity, and credit support also provide improved assurance of repayment.

Average investment in U.S. government agency securities decreased to $11,788,000 in 2011 from $38,525,000 in 2010 and $79,358,000 in 2009. Average balances of CMO’s decreased to $145,641,000 in 2011 from $181,463,000 in 2010, which was up from $148,566,000 in 2009. Average investments in municipal securities decreased to $196,138,000 in 2011, from $220,957,000 in 2010, which was up from $194,089,000 in 2009. Suffolk’s investment portfolio declined, on average, by $93,395,000 to $362,972,000 in 2011 when compared to 2010. A strategic repositioning of the balance sheet resulted in securities sales of $42,529,000 during 2011. The balance of the decline versus 2010 was due to maturities, calls and normal cash flows. U.S. Treasury, U.S. government agency, collateralized mortgage obligations, and municipal securities provide collateral for various liabilities to municipal depositors. Securities are Suffolk’s primary source of liquidity. With regard to securities characterized as available for sale, in general, Suffolk has the intent and ability to hold them until maturity. The following table summarizes Suffolk’s investment securities available for sale and held to maturity as of the dates indicated: (in thousands)

December 31,	2011	2010	2009
Investment securities available for sale, at fair value:
U.S. Treasury securities	$—	$8,102	$8,318
U.S. government agency debt securities	—	22,495	43,205
Collateralized mortgage obligations	126,770	162,323	192,393
Mortgage-backed securities	442	510	599
Obligations of states & political subdivisions	171,992	203,240	192,485

Total investment securities available for sale	299,204	396,670	437,000

Investment securities held to maturity:
Obligations of states & political subdivisions	9,315	9,936	9,243
Other securities	80	80	100

Total investment securities held to maturity	9,395	10,016	9,343

Total investment securities	$308,599	$406,686	$446,343

Fair value of investment securities held to maturity	$10,241	$10,703	$10,096
Unrealized gains	846	695	755
Unrealized losses	—	8	2

The following table presents the expected maturity distribution and the approximate weighted-average yields at December 31, 2011 (available-for-sale securities are shown at estimated fair value and held-to-maturity securities are shown at amortized cost): (dollars in thousands)

	Available for Sale						Held to Maturity
	U.S. Treasury Securities		U.S. Govt. Agency Debt		Obligations of States & Political Subdivisions		Obligations of States & Political Subdivisions		Other Securities
Maturity (in years)	Fair Value	Yield	Fair Value	Yield	Fair Value	Yield	Amortized Cost	Yield	Amortized Cost	Yield	Total	Yield
Within 1	$—	—%	$—	—%	$792	3.15%	$2,248	2.54%	$—	—%	$3,040	2.69%
After 1 but within 5	—	—	—	—	58,900	3.68	3,995	4.29	—	—	62,895	3.72
After 5 but within 10	—	—	—	—	110,751	3.51	3,072	5.95	—	—	113,823	3.58
After 10	—	—	—	—	1,549	4.04	—	—	—	—	1,549	4.04
Other securities	—	—	—	—		—	—	—	80	—	80	—

Subtotal	$—	—%	$—	—%	$171,992	3.57%	$9,315	4.44%	$80	—%	$181,387	3.62%
Collateralized mortgage obligations (1)											126,770	5.25
Mortgage-backed securities (1)											442	7.40

Total	$—	—%	$—	—%	$171,992	3.57%	$9,315	4.44%	$80	—%	$308,599	4.32%

(1)	At fair value

As a member of the Federal Reserve System, the Bank owns Federal Reserve Bank stock with a book value of $712,000. Being an equity investment, the stock has no maturity. There is no public market for this investment. The last dividend paid was 6.0 percent in 2011.

As a member of the FHLBNY, the Bank owns 17,442 shares of FHLBNY stock with a book value of $1,744,000 as of December 31, 2011. Being an equity investment, the stock has no maturity. There is no public market for this investment. The last dividend paid was 4.0 percent in 2011. Management evaluated whether or not the value of FHLBNY stock was impaired. As the FHLBNY has continued to pay dividends and has not restricted redemptions, management concluded the stock was not impaired as of December 31, 2011.

Suffolk evaluates securities for Other-Than-Temporary Impairment (“OTTI”) at least quarterly, and more frequently when economic or market conditions warrant. For securities with unrealized losses, Suffolk considers the extent and duration of the unrealized loss, and the financial condition and near-term prospects of the issuer. Suffolk also assesses whether it intends to sell, or if it is more likely than not that it will be required to sell, a security with an unrealized loss before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the entire difference between amortized cost and fair value is recognized as an impairment through a charge to earnings. For debt securities that do not meet these criteria, the amount of impairment is split into two components: 1) OTTI related to credit loss, which must be recognized in the statement of income and 2) OTTI related to other factors, which is recognized in other comprehensive income (loss). The credit loss is defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis. For equity securities, the entire amount of impairment is recognized through earnings. During the fourth quarter of 2011, Suffolk recognized OTTI of $1,052,000 on two securities in its investment portfolio. (See also Note 2 – “Investment Securities”)

The Company has no exposure to sovereign debt of other nations.

Loan Portfolio

Loans, net of unearned discounts, totaled $969,654,000 in 2011, down 12.8 percent from $1,112,279,000 in 2010. Loans secured by commercial real estate amounted to $428,646,000 and comprise 44.2 percent of the portfolio, the largest single component, down 0.6 percent from $431,179,000 in 2010. Commercial, financial, and agricultural loans followed at $206,652,000, down 16.9 percent from $248,750,000 at the end of 2010. These loans are made to small local businesses throughout Suffolk County. Commercial loan balances are seasonal, particularly in the Hamptons where retail inventories rise in the spring and decline by autumn. Consumer loans are a declining part of the portfolio. They totaled $43,806,000 at the end of 2011, down 35.4 percent from $67,814,000 at year-end 2010. Consumer loans include indirect, dealer-generated automobile loans. Competition among commercial banks and with captive finance companies of automobile manufacturers has reduced yields and volume. Additionally, rising fuel costs and uncertainties regarding the economy have led to a decline in consumer confidence, affecting automobile sales.

The remaining significant components of the loan portfolio are residential mortgages at $160,619,000, down 18.0 percent from $195,993,000; home equity loans at $79,684,000, down 5.9 percent from $84,696,000; and construction loans at $49,704,000, down 39.9 percent from $82,720,000. Construction loans decreased primarily because as the projects securing these loans have been completed they are moved into permanent financing as they begin to generate their intended cash flows. These loans have been underwritten on the basis of reasonable ratios of loan-to-value, evaluations of projected cash flows, guarantees for permanent financing in place prior to granting the interim credit, and the ability of the borrower to repay the loan from sources other than the sale of the secured property. Other loans consist primarily of advances under lines of credit.

The following table categorizes total loans (net of unearned discount) at December 31: (in thousands)

	2011		2010 Restated		2009		2008		2007
Commercial, financial & agricultural	$206,652	21.3%	$248,750	22.4%	$259,565	22.4%	$220,946	20.2%	$204,222	21.3%
Commercial real estate mortgages	428,646	44.2	431,179	38.8	375,652	32.4	352,502	32.2	317,262	33.1
Real estate construction	49,704	5.1	82,720	7.4	133,431	11.5	131,889	12.1	83,715	8.7
Residential mortgages (all liens)	160,619	16.6	195,993	17.6	214,501	18.5	216,127	19.8	184,599	19.3
Home equity	79,684	8.2	84,696	7.6	82,808	7.1	75,654	6.9	67,081	7.0
Consumer	43,806	4.5	67,814	6.1	80,352	6.9	94,691	8.7	99,298	10.4
Other loans	543	0.1	1,127	0.1	14,070	1.2	1,712	0.2	1,104	0.1

Total loans (net of unearned discount)	$969,654	100.0%	$1,112,279	100.0%	$1,160,379	100.0%	$1,093,521	100.0%	$957,281	100.0%

Commercial mortgages and commercial real estate construction loans totaled $477,975,000 as of December 31, 2011, down from $511,640,000 as of December 31, 2010, representing 49 percent and 46 percent of the total loan portfolio, respectively. Commercial mortgages and commercial real estate construction loans consist of the following as of December 31, 2011: 5 percent vacant land loans, 5 percent commercial construction loans, 31 percent for non-owner-occupied commercial mortgages, and 59 percent for owner-occupied commercial mortgages. Commercial mortgages and commercial real estate construction loans consist of the following as of December 31, 2010: 6 percent vacant land loans, 16 percent commercial construction loans, 22 percent for non-owner-occupied commercial mortgages, and 56 percent for owner-occupied commercial mortgages. Commercial real estate construction loans were generally underwritten on the basis of reasonable ratios of loan-to-value, evaluations of projected cash flows, and commitments for permanent financing in place prior to granting an interim credit. Non-performing commercial mortgages and commercial real estate construction loans have increased to $52,321,000 at December 31, 2011, up 137.0 percent from $22,082,000 as of December 31, 2010. These loans have been evaluated for impairment and provisions have been made to recognize impaired balances. Please refer to the Summary of Loan Losses and Allowance for Loan Losses section for information regarding the provision for loan losses.

Non-Performing Loans

Non-performing loans are loans ninety days past due and included as a sub-set of impaired loans. Generally, recognition of interest income is discontinued when reasonable doubt exists as to whether interest can be collected. Ordinarily, loans no longer accrue interest when 90 days past due. When a loan stops accruing interest, all interest accrued in the current year, but not collected, is reversed against interest income in the current year. Loans start accruing interest again when they become current as to principal and interest, and when, in the opinion of management, they can be collected in full. Suffolk’s delinquent, non-performing, and classified loans have trended upward since 2007.

The following table shows non-accrual, past due, and restructured loans past due at December 31: (in thousands)

	2011	2010 Restated	2009	2008	2007
Loans accruing but past due contractually
90 days or more	$—	$—	$173	$699	$23
Loans not accruing interest	80,760	28,991	19,124	4,185	1,648
Restructured loans past due	—	493	10,075	—	—

Total	$80,760	$29,484	$29,372	$4,884	$1,671

Total non-performing loans and restructured loans past due as of December 31, 2011 amounted to $80,760,000, up 173.9 percent from $29,484,000 in 2010. Of the total at December 31, 2011, $63,247,000 was secured by collateral recently valued at $96,353,000, having a cumulative loan-to-value of approximately 65.6 percent.

Interest on loans that are no longer accruing interest would have amounted to about $4,267,000 for 2011 under the contractual terms of those loans. Suffolk records the payment of interest on such loans as a reduction of principal. Interest income recognized on non-accrual loans before being placed on non-accrual status and restructured loans was $1,725,000 for 2011, $1,188,000 for 2010 and was immaterial for 2009. Suffolk has a formal procedure for internal credit review to more precisely identify risk and exposure in the loan portfolio.

Impaired loans, defined as loans for which management does not believe all principal and interest will be collected in accordance with the contractual terms, are segregated and reviewed separately. Impaired loans secured by collateral are reviewed based on their collateral and the estimated time required to recover Suffolk’s investment in the loan as well as the cost of doing so, and the estimate of the recovery anticipated. Reserves are allocated to impaired loans based on this review. The allocated reserve is an estimation of losses specific to individual impaired loans. Allocated reserves are established based on an analysis of the most probable sources of repayment and liquidation of collateral. Reserves allocated to impaired loans were $11 million and $9 million as of December 31, 2011 and December 31, 2010, respectively. While every non-performing loan is evaluated individually, not every loan requires an allocated reserve. Allocated reserves fluctuate based on changes in the underlying loans, anticipated sources of repayment, and charge-offs.

The following table summarizes impaired loans with and without valuation reserves by loan type: (in thousands)

	December 31, 2011				December 31, 2010 Restated
	Impaired Loans with Valuation Reserves	Impaired Loans without Valuation Reserves	Total Impaired Loans	Total Valuation Reserves	Impaired Loans with Valuation Reserves	Impaired Loans without Valuation Reserves	Total Impaired Loans	Total Valuation Reserves
Commercial, financial & agricultural loans	$15,674	$20,885	$36,559	$7,477	$8,227	$9,050	$17,277	$2,845
Commercial real estate mortgages	19,715	46,687	66,402	3,092	34,301	17,239	51,540	5,636
Real estate construction loans	2,207	17,044	19,251	57	6,569	20,328	26,897	935
Residential mortgages (1st and 2nd liens)	—	8,345	8,345	—	—	3,466	3,466	—
Home equity loans	—	3,897	3,897	—	—	986	986	—
Consumer loans	—	646	646	—	—	75	75	—

Total	$37,596	$97,504	$135,100	$10,626	$49,097	$51,144	$100,241	$9,416

The following table summarizes information regarding impaired loans: (in thousands)

December 31,	2011	2010 Restated
Average of individually impaired loans during the year	$120,174	$63,101

Loans are evaluated for impairment when a loan becomes 90 days past due or another impairment indicator is identified. At the time a collateral-dependent loan is evaluated for impairment, an appraisal is ordered from an independent third-party licensed appraiser for loans in excess of $250,000. Typically, it takes approximately 30-90 days to receive and review the appraisal on a commercial real estate mortgage.

Once the updated appraisal is received and reviewed, if the fair value less estimated costs to sell is less than the carrying amount of the loan, Suffolk records a charge-off or an allowance for the difference. Suffolk does not increase the value of any of its loans based upon an appraisal amount greater than its carrying amount. In general, the collateral for impaired loans secured by real estate is appraised by third parties within each 12 month period.

At December 31, 2011, impaired loans totaling $97,504,000 were deemed to require no associated valuation allowance. For these loans, an evaluation for impairment was completed with no measurement of impairment. The measurement is based upon the appraisal methodology described above for collateral-dependent loans. For non-collateral-dependent loans, measurement is based on the present value of future cash flows. As measuring impairment is an estimate which requires judgment, future results of operations may be negatively affected by outcomes different from those estimated.

Suffolk evaluates classified and criticized loans that are not impaired by categorizing loans by type of risk and applying reserves based on loan type and corresponding risk. Suffolk also records reserves on non-criticized and non-classified loan balances. This represents a general allowance for homogeneous loan pools where the loans are not individually evaluated for impairment, though rated according to loan product type and risk rating. This amount is determined by applying historical loss factors to pools of loans within the portfolio having similar risk characteristics.

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

Suffolk’s delinquent, non-performing, and classified loans have trended upward since 2007. These are primary factors in the determination of the allowance.

At December 31, 2011, non-performing loans and past due restructured loans totaled $80,760,000 as compared with $29,484,000 at December 31, 2010. Non-performing loans rose to 8.3 percent of total loans at December 31, 2011, up from 2.6 percent at December 31, 2010. Commercial mortgages (up $33,743,000) and commercial, financial and agricultural loans (up $14,485,000) were primarily responsible for the increase. The prolonged slump in the local economy coupled with persistently elevated levels of unemployment has contributed to the growth in non-performing loans in 2011. Non-performing loans include all non-accrual loans and loans 90 days or more delinquent.

The following table summarizes Suffolk’s non-performing loans by category: (dollars in thousands)

	Non-performing Loans
	12/31/2011	% of Total	Total Loans (1) 12/31/2011	% of Total Loans	12/31/2010 Restated	% of Total	Total Loans (1) 12/31/2010	% of Total Loans
Commercial, financial & agricultural	$16,867	20.9%	$206,652	1.7%	$2,382	8.2%	$248,750	0.2%
Commercial real estate mortgages	45,344	56.2	428,646	4.7	11,601	40.0	431,179	1.0
Real estate construction loans	6,978	8.6	49,704	0.7	10,481	36.2	82,720	1.0
Residential mortgages (1st & 2nd liens)	7,028	8.7	160,619	0.7	3,466	12.0	195,993	0.3
Home equity loans	3,897	4.8	79,684	0.4	986	3.4	84,696	0.1
Consumer loans	646	0.8	43,806	0.1	75	0.3	67,814	0.0
Other loans	—	—	543	—	—	—	1,127	—

Total non-performing loans	$80,760	100.0%	$969,654	8.3%	$28,991	100.0%	$1,112,279	2.6%

(1)	Net of unearned discount

The following table details the collateral value securing non-performing loans: (in thousands)

	December 31, 2011		December 31, 2010 Restated
	Non-performing Loans Principal Balance	Collateral Value	Non-performing Loans Principal Balance	Collateral Value
Commercial, financial & agricultural loans	$16,867	$—	$2,382	$—
Commercial real estate mortgages	45,344	68,067	11,601	16,002
Real estate construction loans	6,978	6,715	10,481	14,455
Residential mortgages (1st and 2nd liens)	7,028	14,133	3,466	10,023
Home equity loans	3,897	7,438	986	4,384
Consumer loans	646	—	75	—

Total	$80,760	$96,353	$28,991	$44,864

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

During the years ended December 31, 2011 and 2010, interest income totaling $4,392,000 and $4,564,000, respectively, was recognized on impaired loans.

Restructured loans totaling $26,475,000 at December 31, 2011 and $24,044,000 at December 31, 2010 are considered impaired loans. The increase in restructured loans is the result of the prolonged economic slowdown in the region. Included in non-performing loans are restructured loans of $20,996,000 at December 31, 2011 that are no longer accruing interest. Subsequent to restructure, there have been $836,000 in advances funded on non-performing restructured loans outstanding as of December 31, 2011.

As of December 31, 2011 and December 31, 2010, non-performing restructured loans totaled $21 million and $12 million, respectively. The loans that have been restructured have been modified as to interest rate, due dates, or extension of the maturity date. Restructured loans are considered to be non-accrual loans, if at the time of restructuring the loan was deemed non-accrual. Once a sufficient amount of time has passed, generally six months, if the restructured loan has performed under the modified terms, the loan is returned to accrual status. In addition to the passage of time, Suffolk also considers the collateral value and the ability of the borrower to continue to make payments in accordance with the modified terms. During the year ended December 31, 2011, there were five restructured loans returned to accrual status.

As of both December 31, 2011 and December 31, 2010, Suffolk has not performed any commercial real estate (CRE) or other type of loan workouts whereby an existing loan was restructured into multiple new loans.

During the year ended December 31, 2010, Suffolk acquired three properties through foreclosure (“OREO”). The carrying value of OREO, which is recorded at fair value, less estimated selling costs, was $5,719,000 at December 31, 2010 (as restated). Subsequent to year-end 2010, $2,326,000 of OREO was sold for a net gain of $125,000 which was recognized in 2010 as described below. In 2011, an additional $1,277,000 was sold resulting in a remaining balance of $1,800,000 at December 31, 2011. In 2011, management re-evaluated the accounting treatment for the recognition of gains from OREO and, accordingly, restated for the effects thereof to previously-issued financial statements as of and for the quarter and year ended December 31, 2010. (See the Restatement of Financial Statements in Note 1(A) on page 36).

As of December 31, 2011, classified loans amounted to 19.9 percent of total loans, as compared with 15.6 percent at December 31, 2010. The increase is largely attributable to the prolonged national and regional economic slowdown.

Real estate construction loans amounted to $49,704,000 as of December 31, 2011. Non-performing real estate construction loans totaled $6,978,000, which is 14.0 percent of the real estate construction portfolio.

The following table presents information regarding real estate construction loans: (dollars in thousands)

	Non-performing Real Estate Construction Loans
	December 31, 2011				December 31, 2010 Restated
	Balance Outstanding	Non- performing Balance	Impaired Balance	Allowance Allocation	Balance Outstanding	Non- performing Balance	Impaired Balance	Allowance Allocation
Real estate construction loans	$49,704	$6,978	$19,251	$623	$82,720	$10,481	$26,897	$3,177
Total loans (1)	$969,654	$80,760	$135,100	$39,958	$1,112,279	$28,991	$100,241	$28,419
Real estate construction loans as % of total loans	5.13%	8.64%	14.25%	1.56%	7.44%	36.15%	26.83%	11.18%

(1)	Net of earned discount

The following table presents non-performing and the recent collateral value information on real estate construction loans: (dollars in thousands)

	December 31, 2011			December 31, 2010 Restated
	Non- performing Balance	Total Collateral Value	Loan to Value Ratio	Non- performing Balance	Total Collateral Value	Loan to Value Ratio
Real estate construction loans	$6,978	$6,715	104%	$10,481	$14,455	73%

Real estate construction loans as a percentage of the loan portfolio have decreased substantially since December 31, 2010 as these loans were converted to permanent financing or charged off. The Bank has de-emphasized lending of this type over the past three years. Although the allowance has increased during that same period, it has not increased to the same extent as the increase in non-performing loans. This is a result of the measurement of impairment, and because of the collateral value of the real estate construction portfolio, reserves were not required to reflect the same level of increase as the non-performing loans themselves.

Suffolk recorded a provision for loan losses for the year ended December 31, 2011 of $24,888,000, a decrease of $7,198,000 or 22.4 percent from $32,086,000 for the year ended December 31, 2010. During the year ended December 31, 2011, Suffolk recorded $13,299,000 in net loan charge-offs, a decrease of $2,752,000 or 17.1 percent from $16,051,000 for the year ended December 31, 2010. The decreases in the provision for loan losses and net charge-offs in 2011 are primarily the result of intensified efforts at loan workout and collections which have eliminated some of the worst credits from the loan portfolio during 2011. Management believes that the allowance for loan losses of $39,958,000, or 4.12 percent of total loans at December 31, 2011, was adequate based on its review of overall credit quality indicators and ongoing loan monitoring processes.

Summary of Loan Losses and Allowance for Loan Losses

The allowance for loan losses is determined by continuous analysis of the loan portfolio. That analysis includes changes in the size and composition of the portfolio, historical loan losses, industry-wide losses, current and anticipated economic trends, and details about individual loans. It also includes estimates of the actual value of collateral and other possible sources of repayment. There can be no assurance that the allowance is, in fact, adequate. When a loan, in full or in part, is deemed uncollectible, it is charged against the allowance. This happens when it is well past due and the borrower has not shown the ability or intent to make the loan current, or the borrower does not have sufficient assets to pay the debt, or the value of the collateral is less than the balance of the loan and is not considered likely to increase soon. Residential real estate, consumer loans, and commercial loans with a balance of less than $250,000 are analyzed as a group and not individually because of the large number of loans, small balances and historically low losses. In the future, the provision for loan losses may change as a percentage of total loans. The percentage of net charge-offs to average loans during 2011 was 1.31 percent, compared to 1.42 percent in 2010, and 0.09 percent during 2009. The ratio of the allowance for loan losses to loans, net of unearned discount, was 4.12 percent at December 31, 2011, up from 2.56 percent in 2010.

A summary of transactions follows: (dollars in thousands)

Year ended December 31,	2011	2010 Restated	2009	2008	2007
Allowance for loan losses, January 1,	$28,419	$12,333	$9,051	$7,672	$7,551

Loans charged-off:
Commercial, financial & agricultural loans	9,490	8,501	806	694	133
Commercial real estate mortgages	4,059	2,788	—	—	—
Real estate — construction loans	232	3,548	—	—	—
Residential mortgages (1st and 2nd liens)	411	769	—	—	—
Home equity loans	191	315	—	—	—
Consumer loans	214	317	404	337	48
Other loans		—	—	—	—

Total Charge-offs	14,597	16,238	1,210	1,031	181

Loans recovered after being charged-off:
Commercial, financial & agricultural loans	781	69	41	155	79
Commercial real estate mortgages	—	—	—	—	—
Real estate — construction loans	415	—	—	—	—
Residential mortgages (1st and 2nd liens)	3	—	—	—	—
Home equity loans	2	—	—	—	—
Consumer loans	97	118	176	234	236
Other loans	—	—	—	—	—

Total recoveries	1,298	187	217	389	315

Net loans charged-off (recovered)	13,299	16,051	993	642	(134)
Reclass to Allowance for Contingent Liabilities (1)	(50)	51	—	(29)	(390)
Provision for loan losses	24,888	32,086	4,275	2,050	377

Allowance for loan losses, December 31,	$39,958	$28,419	$12,333	$9,051	$7,672

(1)	2009 amount not reclassified due to immateriality.

Year ended December 31,	2011	2010 Restated	2009	2008	2007
Loans, net of unearned discount:
Average	$1,012,835	$1,129,917	$1,107,294	$1,021,476	$904,887
At end of period	969,654	1,112,279	1,160,379	1,093,521	957,281
Non-performing loans/total loans, net of discounts	8.33%	2.61%	2.53%	0.45	%0.17%
Non-performing assets/total assets (1)	5.56	2.16	1.73	0.31	0.11
Net charge-offs (recoveries)/average total loans	1.31	1.42	0.09	0.06	(0.01)
Allowance for loan losses/total loans	4.12	2.56	1.06	0.83	0.80

(1)	Non-performing assets include non-performing loans and OREO.

Suffolk considers the determination of the allowance for loan losses to involve a higher degree of judgment and complexity than its other significant accounting policies. Suffolk maintains an allowance for loan losses at a level that management believes will be adequate to absorb probable losses on existing loans that may become uncollectible based on evaluations of collectability. Suffolk’s underwriting standards generally require a loan-to-value ratio of 75 percent or less, and when applicable, a debt coverage ratio of at least 120 percent, at the time a loan is originated. Suffolk has not been directly affected by the increase in defaults of sub-prime mortgages as Suffolk does not originate or hold in portfolio sub-prime mortgages. The allowance for loan loss analysis includes changes in the size and composition of the portfolio, Suffolk’s own historical loan losses, current and anticipated economic trends, and details about individual loans. It also includes estimates of the actual value of collateral, other possible sources of repayment and estimates that are susceptible to significant changes due to changes in appraisal values of collateral, national and regional economic conditions, and other factors. In assessing the adequacy of the allowance, Suffolk reviews its loan portfolio by separate categories which have similar risk and collateral characteristics; e.g. commercial loans, commercial real estate, construction loans, residential mortgages, home equity loans, and consumer loans. Management conducts a quarterly analysis of the loan portfolio which evaluates any loan designated as having high risk including, but not limited to, loans classified as “Substandard” or “Doubtful” as defined by regulation, loans criticized internally or designated as “Special Mention,” delinquencies, expirations, overdrafts, loans to customers having experienced recent operating losses and loans identified by management as impaired. The analysis is performed to determine the amount of the allowance which would be adequate to absorb probable losses contained in the loan portfolio. The analytical process is regularly reviewed and adjustments may be made based on the assessments of internal and external influences on credit quality. During 2011, Suffolk experienced an increase in classified and criticized loans as a result of the deterioration of the economy and resulting failure of businesses, devaluation of assets, and the effect on customers’ ability or willingness to service debt. This was further noted in Suffolk’s review of the report of the Bank’s third-party loan reviewer.

During 2011, as required by the Agreement with the OCC, Suffolk conducted a review of its allowance for loan losses policy. At the conclusion of completing this review, in August 2011, in consultation with the Audit Committee, Suffolk management determined it was not properly identifying loan losses in the period incurred. This was the result of deficiencies in Suffolk’s internal controls with respect to credit administration and credit risk management, primarily with regard to risk-rating as well as with respect to the timing and recognition of charge-offs, impaired loans, and classified loans. As a result, certain loans should have been considered impaired, charged-off, or classified. See the Restatement of Consolidated Financial Statements in Note 1(A) on page 36.

The following table summarizes the allowance for loan losses allocated by loan type within impaired and non-impaired categories: (dollars in thousands)

	Impaired Allocation December 31, 2011	Non-Impaired Allocation December 31, 2011	Total Allocation December 31, 2011	% of Total
Commercial, financial & agricultural loans	$7,477	$17,603	$25,080	62.8%
Commercial real estate mortgages	3,092	7,937	11,029	27.6
Real estate construction loans	57	566	623	1.6
Residential mortgages (1st and 2nd liens)	—	2,401	2,401	6.0
Home equity loans	—	512	512	1.3
Consumer loans	—	313	313	0.8

Allowance for loan losses	$10,626	$29,332	$39,958	100.0%

	Impaired Allocation December 31, 2010 Restated	Non-Impaired Allocation December 31, 2010 Restated	Total Allocation December 31, 2010 Restated	% of Total
Commercial, financial & agricultural loans	$2,845	$10,981	$13,826	48.6%
Commercial real estate mortgages	5,636	3,590	9,226	32.5
Real estate construction loans	935	2,242	3,177	11.2
Residential mortgages (1st and 2nd liens)	—	519	519	1.8
Home equity loans	—	1,392	1,392	4.9
Consumer loans	—	279	279	1.0

Allowance for loan losses	$9,416	$19,003	$28,419	100.0%

The following table summarizes the allowance for loan losses allocated by loan type: (dollars in thousands)

As of December 31,	2011	% of Total	2010 Restated	% of Total	2009	% of Total	2008	% of Total	2007	% of Total
Commercial, financial & agricultural loans	$25,080	62.8%	$13,826	48.6%	$5,421	44.0%	$3,875	42.8%	$3,762	49.0%
Commercial real estate mortgages	11,029	27.6	9,226	32.5	3,644	29.5	2,780	30.7	2,264	29.5
Real estate construction loans	623	1.6	3,177	11.2	1,258	10.2	875	9.7	542	7.1
Residential mortgages (1st and 2nd liens)	2,401	6.0	519	1.8	1,154	9.4	538	5.9	239	3.1
Home equity loans	512	1.3	1,392	4.9	280	2.3	436	4.8	290	3.8
Consumer loans	313	0.7	279	1.0	471	3.8	384	4.2	334	4.4
Allocated to general pool	—	—	—	—	105	0.9	163	1.9	241	3.1

Allowance for loan losses	$39,958	100.0%	$28,419	100.0%	$12,333	100.0%	$9,051	100.0%	$7,672	100.0%

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

Additional analysis of charged-off loans for the year ended December 31, 2011 is provided below: (in thousands)

	December 31, 2011
	Non-performing Loans	Impaired Loans	Restructured Loans	Total
Commercial, financial & agricultural loans	$8,964	$526	$—	$9,490
Commercial real estate mortgages	4,059	—	—	4,059
Real estate construction loans	232	—	—	232
Residential mortgages (1st and 2nd liens)	411	—	—	411
Home equity loans	191	—	—	191
Consumer loans	214	—	—	214

Total Charge-offs	$14,071	$526	$—	$14,597

Net charge-offs for the year ended December 31, 2011 were $13,299,000 compared to $16,051,000 for the year ended December 31, 2010. This reflects the stagnation of economic conditions and resulting failure of businesses, devaluation of assets, and negative impact on customers’ ability or willingness to service debt. For impaired collateral-dependent loans, which include commercial real estate mortgages and real estate construction loans, charge-offs were the result of new appraisals indicating a collateral deficiency after considering costs to sell.

Interest Expense

Interest expense in 2011 was $5,925,000, down 39.0 percent from $9,714,000 the year before, which was down 23.3 percent from $12,672,000 during 2009. The cost of interest-bearing liabilities decreased to 0.66 percent during 2011 from 0.95 percent during 2010 and 1.24 percent during 2009. Interest expense decreased in 2011 due to a reduction in rates paid on interest-bearing deposits coupled with a significant reduction in the average volume of other borrowings. Interest expense also decreased owing to the prepayment of term borrowings as detailed under “Borrowings.” Further detail follows under the captions “Deposits” and “Borrowings” in the following.

Deposits

Average total deposits declined by 2.6 percent to $1,392,828,000 in 2011 from $1,430,738,000 in 2010. Average demand deposits increased by 2.7 percent in 2011 to $518,499,000 from $504,680,000 a year ago. Demand deposits represented 37 percent of Suffolk’s average total deposits in 2011, up from 35 percent in 2010 and 2009.

Average interest-bearing deposits decreased to $874,329,000 in 2011, down 5.6 percent from $926,058,000 in 2010. The cost of average interest-bearing deposits decreased to 0.60 percent during 2011 from 0.87 percent during 2010 and 1.09 percent during 2009. Savings, N.O.W., and money market deposits decreased during 2011, averaging $588,508,000, down 2.2 percent from 2010 when they averaged $601,953,000. Average time certificates of less than $100,000 totaled $91,149,000, down 12.6 percent from $104,282,000 in 2010. Average time certificates of $100,000 or more totaled $194,672,000, down 11.4 percent from $219,823,000 during 2010. The Bank has entered into an agreement with Promontory Interfinancial Network, LLC, for the purpose of issuing certificates of deposit through their CDARS® program. As of December 31, 2011, the Bank had issued $14,777,000 in brokered certificates of deposit, up from $12,368,000 as of December 31, 2010. A portion of the Bank’s demand deposits are reclassified as saving accounts on a daily basis. The sole purpose of the reclassification is to reduce the non-interest-bearing reserve balances that the Bank is required to maintain with the Federal Reserve Bank, and thereby increase funds available for investment. Although these balances are classified as saving accounts for regulatory purposes, they are included in demand deposits in the accompanying consolidated statements of condition.

The following table classifies average deposits for each of the periods indicated: (dollars in thousands)

	2011		2010		2009
	Average	Average Rate Paid	Average	Average Rate Paid	Average	Average Rate Paid
Demand deposits	$518,499		$504,680		$478,886
Saving deposits	256,169	0.18%	253,603	0.28%	250,695	0.38%
N.O.W. & money market deposits	332,339	0.45	348,351	0.76	312,818	0.85
Time certificates of $100,000 or more	194,672	1.04	219,822	1.33	204,948	1.73
Other time deposits	91,149	1.41	104,282	1.72	123,905	2.04

Total Deposits	$1,392,828	0.38%	$1,430,738	0.56%	$1,371,252	0.71%

At December 31, 2011, the remaining maturities of time certificates of $100,000 or more were as follows: (in thousands)

3 months or less	$109,903
Over 3 through 6 months	5,267
Over 6 through 12 months	23,872
Over 12 months	29,098

Total	$168,140

Borrowings

Suffolk uses both short-term and long-term funding when it is advantageous to do so in comparison with the alternatives. Borrowings include lines of credit for federal funds with correspondent banks, securities sold under agreements to repurchase, and Federal Home Loan Bank of New York (“FHLBNY”) borrowings. The Federal Reserve Bank discount window was available though not used during 2011. Borrowings averaged $20,270,000 during 2011, $93,169,000 during 2010, and $131,986,000 during 2009. Interest expense for borrowings was $654,000 during 2011, down from $1,670,000 during 2010, and $2,974,000 during 2009. Suffolk had no borrowings outstanding at December 31, 2011.

The following table summarizes borrowings: (dollars in thousands)

	Federal Home Loan Bank Borrowings		Federal Funds Purchased
	2011	2010	2011	2010
December 31, balance	$—	$40,000	$—	$—
Weighted-average interest rate on balances outstanding	—%	3.41%	—%	—%
Maximum amount outstanding at any month-end	$40,000	$177,500	$—	$—
Daily average outstanding	$20,142	$92,679	$128	$490
Average interest rate paid	3.24%	1.80%	0.49%	0.55%

As part of its de-leveraging strategy, in June 2011 Suffolk pre-paid a $40,000,000 term borrowing from the Federal Home Loan Bank of New York and incurred a $1,028,000 penalty. Suffolk also sold approximately $40,000,000 of investment securities in June 2011, realizing a gain of $1,648,000. These transactions were recorded in the second quarter of 2011 when they occurred.

Other Income

Other income decreased to $10,065,000 during 2011, down 10.3 percent from $11,223,000 during 2010, which was up 0.9 percent from $11,118,000 during 2009. The primary reason for the reduction in other income in 2011 versus 2010 was the recognition of a ($1,052,000) other-than-temporary impairment charge in 2011 on two private label collateralized-mortgage obligations held in Suffolk’s investment portfolio. There were no gains on other real estate owned in 2011 versus $310,000 recorded in 2010. Service charges on deposit accounts decreased to $3,898,000 during 2011, down 18.9 percent from $4,806,000 during 2010, which was down 10.0 percent from $5,341,000 during 2009. The reduction in 2011 service charge income versus 2010 resulted from lower overdraft fees, principally due to changes in Regulation E, coupled with higher average customer demand deposit balances in 2011. Other service charges decreased to $3,467,000 during 2011, down 2.7 percent from $3,565,000 during 2010, which was up 7.8 percent from $3,306,000 during 2009. Fiduciary fees in 2011 totaled $853,000, down 12.6 percent from 2010 when they amounted to $976,000, down 3.4 percent from 2009 at $1,010,000. The gain on the sale of securities available for sale amounted to $1,648,000 during 2011, versus $375,000 in 2010. There were no securities gains recorded in 2009. Other operating income increased to $1,251,000 during 2011, which was up by 5.0 percent from $1,191,000 in 2010, which was down 18.5 percent from $1,461,000 during 2009, mainly because of a decrease in the sale of residential mortgage loans to the secondary market during 2010.

Other Expense

During 2011, other expense was $59,042,000, up 16.3 percent from 2010 when it was $50,778,000, which was up 4.1 percent from $48,801,000 in 2009. Salaries and employee benefits were $30,914,000, up 8.4 percent from 2010 when it was $28,518,000, which was up 0.9 percent from $28,267,000 in 2009. Additions to staff, principally in compliance, loan workout, lending and credit-related functions, coupled with higher pension-related expenses accounted for the year over year increase in 2011. Net occupancy expense grew to $5,794,000 in 2011, up 7.3 percent from $5,399,000 in 2010, which was up 6.1 percent from $5,088,000 in 2009. The increase in net occupancy expense in 2011 was due to the full-year impact of a new branch opened in November 2010, coupled with higher costs associated with a branch lease renewal in 2011. Equipment expense decreased 5.4 percent to $1,940,000 in 2011 from $2,050,000 in 2010, which was down 10.5 percent from $2,291,000 in 2009. Outside services increased in 2011 by 75.3 percent to $4,612,000 from $2,631.000 in 2010, after a decrease of 8.2 percent from $2,865,000 in 2009. The increase from 2010 to 2011 was primarily the result of increased consulting fees, and other costs to address internal controls, bring financial reporting current, and to assist in transition of management. Also included in other expense was a prepayment fee of $1,028,000 on borrowings from the FHLBNY. There was no comparable expense in 2010 or 2009. Other operating expense increased to $11,334,000 in 2011, up 32.7 percent from $8,547,000 in 2010, which was up 12.9 percent from $7,573,000 in 2009. The increase from 2010 to 2011 was primarily due to increased accounting fees associated with the restatement of the periods ended September 30, 2010 and December 31, 2010, as well as additional expenses associated with meeting the requirements of the Agreement with the OCC.

Deposits meeting certain regulatory criteria as to size held at SCNB are insured by the Federal Deposit Insurance Corporation (“FDIC”). The FDIC maintains the Deposit Insurance Fund (“DIF”) by assessing depository institutions an insurance premium. The amount each institution is assessed is based upon statutory factors that include the balance of insured deposits as well as the degree of risk the institution poses to the insurance fund. SCNB has participated in the FDIC’s Transaction Account Guarantee Program. Under the program, which was extended until December 31, 2012, all non-interest-bearing transaction accounts are fully guaranteed by the FDIC for the entire amount in the account. Coverage under the Transaction Account Guarantee Program is in addition to and separate from the $250,000 coverage available under the FDIC’s general deposit insurance rules. Due to the passage of the Dodd-Frank Act, all deposits held in non-interest-bearing transaction accounts will be fully insured, regardless of the amount in the account. Interest-bearing transaction and non-transaction accounts are subject to coverage up to $250,000 per depositor, per insured bank, for each account ownership category. Effective for the FDIC insurance assessment payable September 30, 2011, which covers the second quarter of 2011, the FDIC assessment is based on the Bank’s total average assets less Tier 1 capital, instead of deposits. The assessment on average assets will be computed at lower rates, which may result in lower deposit premiums in future years. FDIC assessments increased to $3,069,000 up 11.6 percent from $2,751,000, which was up 1.3 percent from 2009 when it was $2,717,000. In June 2009, SCNB paid a special assessment charged by the FDIC in the amount of $770,000. On November 12, 2009, the FDIC adopted a final rule imposing a 13-quarter prepayment of FDIC premiums. Suffolk’s prepayment amount totaled $7,158,000 and was paid in December 2009. This was an estimated prepayment for the fourth quarter of 2009 through the fourth quarter of 2012. The prepayment amount is used to offset FDIC premiums and began in March 2010.

The benefit from income taxes increased to $(4,223,000) in 2011 from a tax benefit of $(1,305,000) in 2010 as the result of the large impact of tax-exempt income to Suffolk’s pre-tax loss in 2011 versus pre-tax income in 2010. Suffolk recorded a provision for income taxes of $9,830,000 for an effective income tax rate of 30.4 percent in 2009. Bank tax provisions of New York State Article 32 allow banking corporations to exclude from income 60 percent of the dividends it has received from subsidiaries such as a real estate investment trust (“REIT”). On various occasions over the course of a number of years, the tax commissioner of New York State has proposed the elimination of this provision, raising the question for New York State banking corporations as to whether this exclusion would remain in effect. Going forward, Suffolk may not realize the benefits of the exclusion from income of 60 percent of the dividends received from the REIT, resulting in a higher effective state income tax rate.

Asset/Liability Management & Liquidity

The Asset/Liability Management Committee (“ALCO”) reviews Suffolk’s financial performance and compares it to the asset/liability management policy. The committee includes members of the Board of Directors as well as executive and senior officers of the Bank. It uses computer simulations to quantify interest rate risk and to project liquidity. The simulations also help the committee to develop contingent strategies to increase net interest income. The committee always assesses the impact of any change in strategy on Suffolk’s ability to make loans and repay deposits. Only strategies and policies that meet regulatory guidelines and that are appropriate under the economic and competitive circumstances are considered by the committee. Suffolk has not used forward contracts or interest rate swaps to manage interest rate risk.

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

At the parent, Suffolk Bancorp, sources of liquidity included cash and cash equivalents of $405,000 as of December 31, 2011, and dividends from the Bank. Cash available for distribution of dividends to shareholders of Suffolk is derived primarily from dividends paid by the Bank to Suffolk. Regulatory restrictions limit the amount of dividends that may be paid by the Bank (see Capital Resources). Dividends from the Bank to Suffolk at December 31, 2011, were limited to $13.2 million, which represented the Bank’s net income for 2011 as well as its retained net profits for the previous two years. Prior approval from regulators is required if the total of all dividends declared by the Bank in any calendar year exceeds this amount. In addition, under the Agreement, the Bank is required to establish a dividend policy that will permit the declaration of a dividend only when the Bank is in compliance with its capital program and with the prior written determination of no supervisory objection by the OCC and the Federal Reserve Bank of New York. In the event that Suffolk expands its current operations, in addition to dividends from the Bank, it will need to rely on its own earnings, additional capital raised, and other borrowings to meet its need for liquidity.

The Bank’s most liquid assets are cash and cash equivalents, securities available for sale, and securities held to maturity due within one year. The amounts of these assets are dependent upon the Bank’s operating, financing, lending, and investing activities during any given period. Other sources of liquidity include principal repayments and maturities of loans and investment securities, lines of credit with other financial institutions including the Federal Home Loan Bank, growth in core deposits, and sources of wholesale funding such as brokered certificates of deposit and eligibility for lines at the Federal Reserve Bank. Scheduled loan amortization, maturing securities, and short-term investments are relatively predictable sources of funds, whereas deposit flows and prepayments of loans and mortgage-backed securities are influenced by general interest rates, economic conditions, and competition, and may vary accordingly. The Bank adjusts its liquidity to fund such things as seasonal deposit outflows and loans, and to pursue asset and liability management objectives using a marginal cost of funds approach, seeking to find the lowest cost of funding possible for each additional dollar. The Bank relies primarily on its deposits, obtained through 30 full-service branches that serve its market area, as well as local municipal deposits. The Bank’s primary service area is Suffolk County, New York, where it holds approximately 4.0 percent of deposits in that market.

During 2011, the Bank’s core deposits declined by 3.5 percent to $1,056,923,000. An increase in demand deposits of 6.4 percent was offset by a reduction in saving, N.O.W. and money market deposits. Time certificates of deposit of $100,000 or more and other time deposits also decreased in 2011 resulting in a 6.5 percent reduction in total deposits when compared to 2010. The Bank borrows from the FHLBNY as advance rates are generally lower than local rates for other time deposits offered by competitors. The Bank’s Asset/Liability and Funds Management Policy allows for wholesale borrowings of up to 25 percent of total assets. On December 31, 2011, the Bank had access to a secured line of credit from a correspondent bank in the amount of $11,000,000 which provides for short-term credit for liquidity. As of December 31, 2011, this line had not been drawn upon. The Bank is a member of the FHLBNY and may borrow using as collateral unencumbered investment securities and residential and commercial mortgages owned by the Bank. As of December 31, 2011, the Bank had pledged collateral giving it the capacity to borrow approximately $123,600,000 from FHLBNY. As of December 31, 2011, the amount of overnight borrowings under these lines was zero. There were no securities sold under agreements to repurchase from an unaffiliated primary broker as of December 31, 2011. As of December 31, 2011, the Bank had $14,800,000 in brokered deposits.

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

The following table reflects the sensitivity of Suffolk’s assets and liabilities at December 31, 2011: (dollars in thousands)

Maturity	Less than 3 Months	3 to 6 Months	7 to 12 Months	More Than 1 Year	Not Rate Sensitive	Total
Interest-earning assets
Loans (1) (net of unearned discount)	$319,806	$47,095	$94,063	$467,270	$1,462	$929,696
Federal Reserve Bank & Federal
Home Loan Bank stock (2)	—	—	—	2,456	—	2,456
Investment securities (3)	9,283	10,879	15,281	273,156	—	308,599
Interest-bearing deposits with banks	98,908	—	—	—	—	98,908

Total interest-earning assets	$427,997	$57,974	$109,344	$742,882	$1,462	$1,339,659

Demand deposits and interest-bearing liabilities
Demand deposits (4)	$54,769	$24,769	$49,538	$396,303	$—	$525,379
N.O.W. & money market accounts (5)	200,198	4,473	8,946	71,569	—	285,186
Borrowings	—	—	—	—	—	—
Interest-bearing deposits (6)	139,396	31,371	29,393	301,147	—	501,307

Total demand deposits & interest-bearing liabilities	$394,363	$60,613	$87,877	$769,019	$—	$1,311,872

Gap	$33,634	$(2,639)	$21,467	$(26,137)	$1,462	$27,787

Cumulative difference between interest-earning assets and interest-bearing liabilities	$33,634	$30,995	$52,462	$26,325	$27,787

Cumulative difference/total assets	2.27%	2.09%	3.53%	1.71%	1.87%

Footnotes to Interest Rate Sensitivity

(1)	Based on contractual maturity and instrument repricing date if applicable; projected prepayments and prepayments of principal based on experience.
(2)	FRB and FHLB stock is not considered rate-sensitive.
(3)	Based on contractual maturity.
(4)	Based on experience of historical stable core deposit relationships.
(5)	N.O.W. and money market accounts are assumed to decline over a period of five years.
(6)	Fixed-rate deposits and deposits with fixed pricing intervals are reflected as maturing in the period of contractual maturity. Saving accounts are assumed to decline over a period of five years.

At December 31, 2011, interest-bearing liabilities with maturities of less than one year exceed interest-earning assets of similar maturity. This cumulative gap might result in decreased net interest income if interest rates increase or remain stable during the next 12 months. If interest rates decline, net interest income might increase.

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

The model measures the effect in the future of changing interest rates on both interest income and expense for all assets and liabilities on the balance sheet. The results are compared to ALCO policy limits that specify a maximum effect on NII one year in the future, assuming no growth in assets or liabilities, or a 200 basis point (“BP”) change in interest rates upward and 100 BP downward. The downward scenario was computed at 100 BP because of historically low interest rates as of the date of computation.

Following is Suffolk’s NII sensitivity as of December 31, 2011. Suffolk’s Board has approved a policy limit of (12.5) percent.

Rate Change	Estimated NII Sensitivity to December 31, 2011
+200 basis point rate ramp	1.60%
-100 basis point rate ramp	0.00%

These estimates should not be interpreted as Suffolk’s forecast, and should not be considered as indicative of management’s expectations for operating results. They are hypothetical estimates that are based on many assumptions including: the nature and timing of changes in interest rates, the shape of the “yield curve” (variations in interest rates for financial instruments of varying maturity at a given moment in time), prepayments on loans and securities, deposit outflows, pricing on loans and deposits, and the reinvestment of cash flows from assets and liabilities, among other things. While these assumptions are based on management’s best estimate of current economic conditions, Suffolk cannot give any assurance that they will actually predict results, nor can they anticipate how the behavior of customers and competitors may change in the future.

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

When appropriate, ALCO may use off-balance-sheet instruments such as interest rate floors, caps, and swaps to hedge its position with regard to interest rate risk. The Board of Directors has approved a hedging policy statement that governs the use of such instruments. As of December 31, 2011, there were no derivative financial instruments outstanding.

The following table illustrates the contractual sensitivity to changes in interest rates of Suffolk’s total loans, excluding overdrafts and loans not accruing interest, totaling $81,303,000 at December 31, 2011: (in thousands)

Interest Rate Provision	Due Within 1 Year	After 1 but Before 5 Years	After 5 Years	Total
Predetermined rates	$101,281	$132,781	$24,650	$258,712
Floating or adjustable rates	359,683	254,665	15,291	629,639

Total	$460,964	$387,446	$39,941	$888,351

The following table illustrates the contractual sensitivity to changes in interest rates on Suffolk’s commercial, financial, agricultural, and real estate construction loans excluding non-accrual loans totaling approximating $23,845,000 at December 31, 2011: (in thousands)

	Due Within 1 Year	After 1 but Before 5 Years	After 5 Years	Total
Commercial, Financial & Agricultural
Predetermined rates	$24,990	$36,956	$3,029	$64,975
Floating or adjustable rates	106,963	17,701	146	124,810

	$131,953	$54,657	$3,175	$189,785
Real Estate Construction
Predetermined rates	—	—	—	—
Floating or adjustable rates	42,726	—	—	42,726

	$42,726	$—	$—	$42,726

Total	$174,679	$54,657	$3,175	$232,511

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

Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Time deposits	$254,949	$199,905	$33,329	$21,715	$—
Operating lease obligations	7,657	1,497	2,785	2,212	1,163
Capital lease obligations	7,307	300	613	646	5,748
Purchase obligations	6,834	2,397	2,417	1,619	401
Performance and financial letters of credit	19,842	19,344	72	426	—

Total	$296,589	$223,443	$39,216	$26,618	$7,312

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

Capital Resources

Primary capital, including stockholders’ equity, not including the net unrealized gain on securities available for sale, net of tax, the comprehensive (loss) on the unfunded projected benefit obligation of the pension plan, and the allowance for loan losses, amounted to $179,588,000 at year-end 2011, compared to $167,468,000 at year-end 2010 and $151,211,000 at year-end 2009.

The following table presents Suffolk’s capital ratios and other related ratios for each of the past five years: (dollars in thousands)

	2011	2010 Restated	2009	2008	2007
Primary capital at year-end	$179,588	$167,468	$151,211	$132,882	$115,810
Primary capital at year-end as a percentage of year-end:
Total assets plus allowance for loan losses	11.78%	10.24%	8.86%	8.35%	7.83%
Loans, net of unearned discount	18.52%	15.06%	13.03%	12.15%	12.08%
Total deposits	13.69%	11.94%	10.92%	10.92%	10.13%

The Board has adopted a policy whereby management will maximize both return on average equity and earnings-per-share, and therefore shareholder value, while maintaining the regulatory capital ratios required to be deemed “well capitalized.” That standard is currently 10.00 percent Total Risk-Based Capital, 6.00 percent Tier 1 Risk-Based Capital, and 5.00 percent Tier 1 Leverage Capital. These ratios, however, are currently under public discussion by the Basel Committee on Banking Supervision, and may increase or be modified in other ways that may change the amount of regulatory capital required for operations. Accordingly, capital will be allowed to increase to accommodate the standards now anticipated, as well as what an internal analysis indicates is necessary to allow Suffolk to operate with acceptable risk, and to allow for anticipated growth in assets. The Bank is also subject to individual minimum capital ratios established by the OCC requiring the Bank to maintain a Tier 1 Leverage Capital ratio of at least 8.00 percent of adjusted total assets, a Tier 1 Risk-Based Capital ratio of at least 10.50 percent of risk-weighted assets, and a Total Risk-Based Capital ratio at least equal to 12.00 percent of risk-weighted assets. When capital exceeds that standard meaningfully over what is expected to be required to maintain that standard during the current quarter, shares may be repurchased as they become available at prices that remain accretive to earnings-per-share in transactions under SEC rule 10b-18 and in private purchases. When capital expected to be required during the current quarter does not exceed the standard, repurchases will not be made. Further, the dividend reinvestment program will automatically follow the same standard, purchasing shares in the market when Suffolk is in the market to repurchase shares, and issuing from the reserve when it is not. There were no repurchases during 2011. A total of 34,502 shares of Suffolk Common stock were issued during 2011. Of this number 32,614 were issued pursuant to the dividend reinvestment and optional cash purchase plan which is currently inactive as a result of the delay in the filing of Suffolk’s Quarterly Reports on Form 10-Q for the first three quarters of 2011. Stock options for 5,000 shares were exercised in 2011.

All dividends must conform to applicable statutory requirements. Suffolk Bancorp’s ability to pay dividends depends on Suffolk County National Bank’s ability to pay dividends. Under 12 USC 56-9, a national bank may not pay a dividend on its common stock if the dividend would exceed net undivided profits then on hand. Further, under 12 USC 60, a national bank must obtain prior approval from the Office of the Comptroller of the Currency to pay dividends on either common or preferred stock that would exceed the bank’s net profits for the current year combined with retained net profits (net profits minus dividends paid during that period) of the prior two years. The amount the Bank currently has available to pay dividends is approximately $13,248,000. The ability of the Bank to pay dividends to Suffolk is subject to certain regulatory restrictions. Generally, dividends declared in a given year by a national bank are limited to its net profit, as defined by regulatory agencies, for that year, combined with its retained net income for the preceding two years, less any required transfer to surplus or to fund for the retirement of any preferred stock of which the Bank has none as of December 31, 2011. A national bank also may not pay dividends in an amount greater than its undivided profits, and a national bank may not declare any dividends if such declaration would leave the bank inadequately capitalized. In addition, under the Agreement the Bank is required to establish a dividend policy that will permit the declaration of a dividend only when the Bank is in compliance with its capital program and with the prior written determination of no supervisory objection by the OCC. Therefore, the ability of the Bank to declare dividends will depend on its future net income and capital requirements and the prior approval of the OCC and Federal Reserve Bank of New York.

Risk-Based Capital and Leverage Guidelines

The Federal Reserve Bank’s risk-based capital guidelines call for bank holding companies to require minimum ratios of capital to risk-weighted assets, which include certain off-balance-sheet activities, such as standby letters of credit. The guidelines define capital as being “core,” or “Tier 1” capital, which includes common stockholders’ equity; a limited amount of perpetual preferred stock; minority interest in unconsolidated subsidiaries, less goodwill; or “supplementary” or “Tier 2” capital, which includes subordinated debt, redeemable preferred stock, and a limited amount of the allowance for loan losses. All bank holding companies must meet a minimum ratio of total qualifying capital to risk-weighted assets of 8.00 percent, of which at least 4.00 percent should be in the form of Tier 1 capital. Suffolk’s ratios of core capital and total qualifying capital (core capital plus Tier 2 capital) to risk-weighted assets were 12.98 percent and 14.26 percent, respectively, at December 31, 2011. The Bank is also subject to individual minimum capital ratios established by the OCC requiring the Bank to maintain a Tier 1 capital ratio of at least equal to 8.00 percent of adjusted total assets, to maintain a Tier 1 capital ratio at least equal to 10.50 percent of risk-weighted assets, and to maintain a total risk based capital ratio at least equal to 12.00 percent of risk-weighted assets. At December 31, 2011, the Bank met all three capital ratios as its Tier 1 Leverage Capital ratio was 8.81 percent of adjusted total assets, Tier 1 Risk-based Capital ratio was 12.93 percent of risk-weighted assets, and our Total Risk-based capital ratio was 14.21 percent of risk-weighted assets.

Discussion of New Accounting Pronouncements

In January 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-06, “Improving Disclosure about Fair Value Measurements,” which amends the authoritative accounting guidance under ASC Topic 820 “Fair Value Measurements and Disclosures.” The update requires the following additional disclosures: 1) separately disclose the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers; and 2) information about purchases, sales, issuances and settlements need to be disclosed separately in the reconciliation for fair value measurements using Level 3. The update provides for amendments to existing disclosures as follows: 1) fair value measurement disclosures are to be made for each class of assets and liabilities; and 2) disclosures about valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. The update also includes conforming amendments to guidance on employers’ disclosures about post-retirement benefit plan assets. The update is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll-forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Suffolk has evaluated the provisions of ASU No. 2010-06 and determined there is no material effect on its disclosures, results of operations or financial condition.

In July 2010, the FASB issued ASU No. 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses,” which amends the authoritative accounting guidance under ASC Topic 310, “Receivables.” The update amends existing disclosures about an entity’s financing receivables on a disaggregated basis to require: 1) a roll-forward schedule of the allowance for credit losses from the beginning of the reporting period to the end of the reporting period on a portfolio segment basis, with the ending balance further disaggregated on the basis of impairment method; 2) for each disaggregated ending balance in item 1) above, the related recorded investment in financing receivables; 3) the non-accrual status of financing receivables by class of financing receivables; and 4) impaired financing receivables by class of financing receivables. In addition, the amendments require an entity to provide the following additional disclosures about its financing receivables: 1) credit quality indicators of financing receivables at the end of the reporting period by class of financing receivables; 2) the aging of past due financing receivables at the end of the reporting period by class of financing receivables; 3) the nature and extent of troubled debt restructurings that occurred during the period by class of financing receivables and their effect on the allowance for credit losses; 4) the nature and extent of financing receivables modified as troubled debt restructurings within the previous 12 months that defaulted during the reporting period by class of financing receivables and their effect on the allowance for credit losses; and 5) significant purchases and sales of financing receivables during the reporting period disaggregated by portfolio segment. The disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. Upon adoption of those portions of the ASU on December 31, 2010, Suffolk began providing the required end of period disclosures as currently presented in Notes 3 and 4. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning after December 15, 2010. Upon adoption of the final portion of the ASU in the first quarter, Suffolk began providing the required activity disclosures, with the exception of the new troubled debt restructuring related disclosures, as currently presented in Note 4. In January 2011, the FASB issued ASU 2011-1, “Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20,” which temporarily deferred the effective date for disclosures related to troubled debt restructurings. As discussed in the next paragraph, beginning with the 2011 first quarter, Suffolk began providing the required troubled debt disclosures as presented in Note 4.

In April 2011, the FASB issued ASU 2011-02, “A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring,” to clarify when a loan modification or restructuring is considered a TDR. When performing this evaluation under the ASU, a creditor must use judgment to determine whether (1) the debtor (i.e., the borrower) is experiencing financial difficulty, and (2) the lender has granted a concession to the borrower. The ASU amends current guidance to include indicators that a lender should consider in determining whether a borrower is experiencing financial difficulties. It further clarifies that a borrower could be experiencing financial difficulty even if it is not currently in default but default is probable in the foreseeable future. With respect to whether the lender has granted a concession to the borrower, the ASU indicates (1) a borrower’s inability to access funds at a market interest rate for debt with similar risk characteristics as the restructured debt indicates that the modification was executed at a below-market rate and therefore may indicate a concession was granted, (2) a modification that permanently or temporarily increases a loan’s contractual interest rate does not preclude it from being considered a concession because the rate may still be below the market interest rate for new debt with similar risk characteristics, and (3) a modification that results in a delay in payment that is insignificant is not considered to be a concession. The ASU also clarifies that a creditor is precluded from using the borrower’s effective interest rate test when performing this evaluation. For TDR identification and disclosure purposes, the guidance became effective for Suffolk’s 2011 third quarter and was applied to modifications occurring on or after January 1, 2011. The disclosures required by ASU 2010-20 for the year ended December 31, 2011 can be found in Note 4.

In April 2011, the FASB issued ASU 2011-03, “Reconsideration of Effective Control for Repurchase Agreements,” to improve financial reporting of repurchase agreements and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets on substantially the agreed upon terms. This ASU eliminates consideration of the transferor’s ability to fulfill its contractual rights and obligations from the criteria, as well as related implementation guidance (i.e., that it possesses adequate collateral to fund substantially all the cost of purchasing replacement financial assets), in determining effective control, even in the event of default by the transferee. Other criteria applicable to the assessment of effective control are not changed by this new guidance. This ASU is effective January 1, 2012. Suffolk does not expect the adoption of this new ASU to have a material effect on its results of operations or financial position.

In May 2011, the FASB issued ASU 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS,” to align the fair value measurement and disclosure requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”). Many of the amendments in this ASU will not result in a change in requirements, but simply clarify existing requirements. The amendments in this ASU that do not change a principle or requirement for measuring fair value or disclosing information about fair value measurements include the following: (1) the ASU permits an exception for measuring fair value when a reporting entity manages its financial instruments on the basis of its net exposure, rather than gross exposure, to those risks; (2) the ASU clarifies that the application of premiums and discounts in a fair value measurement is related to the unit of account for the asset or liability being measured at fair value and specifically prohibits blockage discounts for Level 2 and 3 investments; and (3) the amendments expand fair value measurement disclosures. The more significant new disclosures include: (1) for all Level 3 fair value measurements, quantitative information about significant unobservable inputs used as well as a qualitative discussion about the sensitivity of recurring Level 3 fair value measurements; (2) transfers between Level 1 and Level 2 fair value measurements on a gross basis, including the reasons for those transfers; and (3) the categorization by level of the fair value hierarchy for items that are not measured at fair value in the balance sheet but for which the fair value is required to be disclosed (e.g., held-to-maturity securities and loans). The ASU is to be applied prospectively and is effective January 1, 2012. Suffolk does not expect the adoption of this new ASU to have a material effect on its results of operations or financial position.

In June 2011, the FASB issued ASU 2011-05, “Presentation of Comprehensive Income,” to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. The ASU eliminates the option to present components of other comprehensive income as part of the Statement of Changes in Shareholders’ Equity. Instead, all changes in components of comprehensive income must be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the single continuous statement approach, the statement should present the components of net income and total net income, the components of other comprehensive income and total other comprehensive income, and a total for comprehensive income. In the two-statement approach, the first statement should present the components of net income and total net income followed consecutively by a second statement that should present the components of other comprehensive income, a total for other comprehensive income and a total for comprehensive income. Also known as “recycling,” companies will also be required to display reclassification adjustments and their effect on net income and other comprehensive income in the statement(s) in which they appear. The ASU does not change certain other current requirements, including items that constitute net income and other comprehensive income. The ASU is to be applied retrospectively and is effective January 1, 2012. Suffolk is currently evaluating the two presentation approaches permitted by the ASU. In December 2011, the FASB issued ASU 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassification of Items Out of Accumulated Income in Update No. 2011-05,” which defers indefinitely the ASU 2011-05 requirements that entities disclose on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income.

In September 2011, the FASB issued ASU 2011-08, “Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment.” ASU 2011-08 permits entities to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Under the amendments in ASU 2011-08, an entity is not required to calculate the fair value of a reporting unit unless it determines that it is more likely than not that the fair value of the reporting unit is less than its carrying amount. ASU 2011-08 is effective for interim and annual goodwill impairment tests performed for fiscal years beginning on or after December 15, 2011, with early adoption permitted. Suffolk’s early adoption of ASU 2011-08 for its annual goodwill impairment testing did not have an impact on its consolidated financial statements.

Critical Accounting Policies, Judgments, and Estimates

The accounting and reporting policies of Suffolk conform to generally-accepted accounting principles in the United States of America (“GAAP”) and general practices in the financial services industry. The preparation of financial statements in conformity with these accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results in the future could differ from those estimates.

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

Suffolk evaluates unrealized losses on securities to determine if any reduction in the fair value is other than temporary. This amount will continue to be dependent on market conditions, the occurrence of certain events or changes in circumstances of the issuer of the security, and Suffolk’s intent and ability to hold the impaired investment at the time the valuation is made. If management determines that impairment in the investment’s value is other than temporary, earnings would be charged for the credit-rated component of the impairment.

Business Risks and Uncertainties

This annual report contains statements that look to the future. These may include remarks about Suffolk Bancorp, the banking industry, the economy in general, expectations of the business environment in which Suffolk operates, projections of future performance, and potential future credit experience. These forward-looking statements are based upon current management expectations, and may, therefore, involve risks and uncertainties that cannot be predicted or quantified and are beyond Suffolk’s control and are subject to a variety of uncertainties that could cause future results to vary materially from Suffolk’s historical performance, or from current expectations. Factors that could affect Suffolk Bancorp include particularly, but are not limited to: changes in interest rates; increases or decreases in retail and commercial economic activity in Suffolk’s market area; variations in the ability and propensity of consumers and businesses to borrow, repay, or deposit money, or to use other banking and financial services; results of regulatory examinations; any failure by us to comply with our written agreement with the OCC or the individual minimum capital ratios for the Bank established by the OCC; the cost of compliance with the agreement with the OCC; any failure by us to achieve and maintain effective internal controls over financial reporting and disclosure controls and procedures; larger-than-expected losses from the sale of assets; potential litigation or regulatory action relating to the matters resulting in Suffolk’s failure to file on time its Quarterly Report on Form 10-Q for the quarters ended March 31, 2011, June 30, 2011, and September 30, 2011 or resulting in the revisions to our earnings announced on April 12, 2011 or the restatement of our financial statements for the quarterly period ended September 30, 2010 and year ended December 31, 2010; and the potential that net loan charge-offs are higher than expected or for further increases in our provision for loan losses. Further, it could take Suffolk longer than anticipated to implement its strategic plans to increase revenue and manage non-interest expense, or it may not be possible to implement those plans at all. Finally, new and unanticipated legislation, regulation or accounting standards may require Suffolk to change its practices in ways that materially change the results of operations.

CONSOLIDATED STATEMENTS OF CONDITION

(in thousands except for share data)

	December 31,
	2011	2010 Restated
ASSETS
Cash and Cash Equivalents:
Non-interest Bearing Deposits	$73,651	$29,557
Interest Bearing Deposits	98,908	11,592

Total Cash and Cash Equivalents	172,559	41,149

Federal Reserve Bank Stock	712	652
Federal Home Loan Bank Stock	1,744	3,531
Investment Securities:
Available for Sale, at Fair Value	299,204	396,670
Held to Maturity (Fair Value of $10,241 and $10,703, respectively)
Obligations of States and Political Subdivisions	9,315	9,936
Other Securities	80	80

Total Investment Securities	308,599	406,686

Total Loans	969,679	1,112,307
Less: Unearned Discounts	25	28
Allowance for Loan Losses	39,958	28,419

Net Loans	929,696	1,083,860

Premises and Equipment, Net	27,984	25,548
Other Real Estate Owned, Net	1,800	5,719
Accrued Interest and Loan Fees Receivable	6,885	7,025
Goodwill	814	814
Other Assets	33,434	31,883

TOTAL ASSETS	$1,484,227	$1,606,867

LIABILITIES & STOCKHOLDERS’ EQUITY
Demand Deposits	$525,379	$493,630
Saving, N.O.W., and Money Market Deposits	531,544	601,828
Time Certificates of $100,000 or more	168,140	210,096
Other Time Deposits	86,809	97,199

Total Deposits	1,311,872	1,402,753

Federal Home Loan Bank Borrowings	—	40,000
Dividend Payable on Common Stock	—	1,454
Accrued Interest Payable	348	591
Other Liabilities	35,447	25,249

TOTAL LIABILITIES	1,347,667	1,470,047

Commitments and Contingent Liabilities
STOCKHOLDERS’ EQUITY
Common Stock (par value $2.50; 15,000,000 shares authorized, 9,726,814 and 9,692,312 shares outstanding at December 31, 2011 and 2010, respectively)	34,330	34,236
Surplus	24,010	23,368
Retained Earnings	91,303	91,450
Treasury Stock at Par (4,005,270 shares and 4,002,158 shares, respectively)	(10,013)	(10,005)
Accumulated Other Comprehensive Loss, Net of Tax	(3,070)	(2,229)

TOTAL STOCKHOLDERS’ EQUITY	136,560	136,820

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$1,484,227	$1,606,867

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands except for share and per-share data)

	For the Years ended December 31,
	2011	2010 Restated	2009
INTEREST INCOME
Federal Funds Sold and Interest-Bearing Deposits with Banks	$232	$28	$51
United States Treasury Securities	96	284	364
Obligations of States and Political Subdivisions (tax exempt)	6,840	7,313	6,580
Obligations of States and Political Subdivisions (taxable)	24	494	507
Mortgage-Backed Securities	5,869	7,728	7,546
U.S. Government Agency Obligations	337	769	2,057
Other Securities	247	399	434
Loans and Loan Fees	61,844	69,291	69,469

Total Interest Income	75,489	86,306	87,008
INTEREST EXPENSE
Saving, N.O.W., and Money Market Deposits	1,960	3,340	3,630
Time Certificates of $100,000 or more	2,029	2,915	3,537
Other Time Deposits	1,281	1,789	2,531
Federal Funds Purchased and Repurchase Agreements	1	3	120
Interest on Borrowings	654	1,667	2,854

Total Interest Expense	5,925	9,714	12,672
Net Interest Income	69,564	76,592	74,336
Provision for Loan Losses	24,888	32,086	4,275

Net Interest Income After Provision for Loan Losses	44,676	44,506	70,061
OTHER INCOME
Service Charges on Deposit Accounts	3,898	4,806	5,341
Other Service Charges, Commissions & Fees	3,467	3,565	3,306
Fiduciary Fees	853	976	1,010
Gain on Sale of Other Real Estate Owned	—	310	—
Net Gain on Sale of Securities Available for Sale	1,648	375	—
Other-Than-Temporary-Impairment on Securities (includes total losses of $2,205, net of $1,153 recognized in other comprehensive loss, pre-tax, for the three months and year ended December 31, 2011)	(1,052)	—	—
Other Operating Income	1,251	1,191	1,461

Total Other Income	10,065	11,223	11,118
OTHER EXPENSE
Salaries & Employee Benefits	30,914	28,518	28,267
Net Occupancy Expense	5,794	5,399	5,088
Equipment Expense	1,940	2,050	2,291
Outside Services	4,612	2,631	2,865
FDIC Assessments	3,069	2,751	2,717
Other Real Estate Owned Expense	351	882	—
Prepayment Fee on Borrowing	1,028	—	—
Other Operating Expense	11,334	8,547	7,573

Total Other Expense	59,042	50,778	48,801
(Loss) Income Before Tax (Benefit) Expense	(4,301)	4,951	32,378
Income Tax (Benefit) Expense	(4,223)	(1,305)	9,830

NET (LOSS) INCOME	$(78)	$6,256	$22,548

Average: Common Shares Outstanding	9,720,827	9,658,534	9,602,802
Dilutive Stock Options	—	4,447	18,175

Average Total Common Shares and Dilutive Options	9,720,827	9,662,981	9,620,977
(LOSS) EARNINGS PER COMMON SHARE
Basic	$(0.01)	$0.65	$2.35
Diluted	$(0.01)	$0.65	$2.34

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands)

	Common Stock	Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss) Net of Tax	Total	Compre- hensive Income (Loss) Net of Tax
Balance,
December 31, 2008	$33,946	$20,782	$79,092	$(9,989)	$(11,430)	$112,401
Net Income	—	—	22,548	—	—	22,548	$22,548
Dividend - Cash	—	—	(8,451)	—	—	(8,451)
Stock Option Expense	—	140	—	—	—	140
Stock Appreciation Rights and Stock Options Exercised	7	32	(36)	(3)	—	—
Stock Dividend Reinvestment, net	78	732	—	—	—	810
Net Change in Unrealized Gain on Securities Available for Sale	—	—	—	—	7,307	7,307	7,307
Other Comprehensive Gain on Pension and Post-Retirement Plan Projected Benefit Obligation	—	—	—	—	2,416	2,416	2,416

Comprehensive Income							$32,271

Balance,
December 31, 2009	34,031	21,686	93,153	(9,992)	(1,707)	137,171
Net Income	—	—	6,256	—	—	6,256	$6,256
Dividend - Cash	—	—	(7,825)	—	—	(7,825)
Stock Option Expense	—	8	—	—	—	8
Stock Appreciation
Rights and Stock Options Exercised	69	339	(134)	(13)	—	261
Stock Dividend Reinvestment, net	136	1,335	—	—	—	1,471
Net Change in Unrealized Gain on Securities Available for Sale	—	—	—	—	1,899	1,899	1,899
Other Comprehensive Loss on Pension and Post-Retirement Plan Projected Benefit Obligation	—	—	—	—	(2,421)	(2,421)	(2,421)

Comprehensive Income							$5,734

Balance,
December 31, 2010 (Restated)	34,236	23,368	91,450	(10,005)	(2,229)	136,820
Net Loss			(78)			(78)	$(78)
Stock Appreciation Rights and Stock Options Exercised	12	65	(69)	(8)		—
Stock Dividend Reinvestment, net	82	577				659
Net Change in Unrealized Gain on Securities Available for Sale, Net of Reclassification and Tax Effect	—	—	—	—	5,636	5,636	5,636
Non-Credit Loss Portion of Other-Than-Temporary Impairment of Securities Available for Sale, Net of Tax Effect	—	—	—	—	(685)	(685)	(685)
Reclassification Adjustment for Other-Than-Temporary Impairment Charge and for Gains Realized in Net Income, Net of Tax Effect	—	—	—	—	(354)	(354)	(354)
Other Comprehensive Loss on Pension and Post-Retirement Plan Projected Benefit Obligation, Net of Tax Effect	—	—	—	—	(5,438)	(5,438)	(5,438)

Comprehensive Loss							$(919)

Balance,
December 31, 2011	$34,330	$24,010	$91,303	$(10,013)	$(3,070)	$136,560

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Years ended December 31,
	2011	2010 Restated	2009
NET INCOME (LOSS)	$(78)	$6,256	$22,548
ADJUSTMENTS TO RECONCILE NET (LOSS) INCOME TO NET CASH
CASH FLOWS FROM OPERATING ACTIVITIES
Provision for Loan Losses	24,888	32,086	4,275
Depreciation and Amortization	2,510	2,535	2,555
Stock Option Expense	—	8	140
Other-Than-Temporary-Impairment on Securities	1,052	—	—
Accretion of Discounts	(112)	(170)	(234)
Amortization of Premiums	2,419	3,027	1,684
Decrease (Increase) in Accrued Interest and Loan Fees Receivable	140	818	(181)
Decrease (Increase) in Other Assets	(1,551)	(5,812)	(10,530)
Decrease in Accrued Interest Payable	(243)	(238)	(1,415)
Decrease in Income Taxes Payable	—	(3,677)	(17)
Gain on Sale of Other Real Estate Owned	—	(310)	—
(Decrease) Increase in Other Liabilities	735	280	16
Gain on Sale of Securities Available for Sale - Net	(1,648)	(375)	—

Net Cash Provided by Operating Activities	28,112	34,428	18,841

CASH FLOWS FROM INVESTING ACTIVITIES
Principal Payments on Investment Securities	32,650	33,574	33,258
Proceeds from Sale of Investment Securities; Available for Sale	42,529	12,500	—
Maturities of Investment Securities - Available for Sale	31,613	22,200	112,500
Purchases of Investment Securities - Available for Sale	(3,287)	(27,220)	(189,541)
Maturities of Investment Securities - Held to Maturity	4,057	6,973	11,421
Purchases of Investment Securities - Held to Maturity	(1,715)	(2,838)	(7,380)
Loan (Disbursements) and Repayments - Net	128,177	26,497	(67,630)
Purchases of Premises and Equipment - Net	(2,969)	(1,892)	(3,161)
Proceeds from Sale of Other Real Estate Owned	3,919	—	—

Net Cash Provided by (Used in) Investing Activities	234,974	69,794	(110,533)

CASH FLOWS FROM FINANCING ACTIVITIES
Net (Decrease) Increase in Deposit Accounts	(90,881)	17,475	168,841
Decrease in Short-Term Borrowings - Net	(40,000)	(110,800)	(74,020)
Dividends Paid to Shareholders	(1,454)	(8,487)	(8,443)
Proceeds from Stock Dividend Reinvestment	659	1,471	809
Stock Options and Stock Appreciation Rights Exercised	—	261	—

Net Cash (Used in) Provided by Financing Activities	(131,676)	(100,080)	87,187

Net Increase (Decrease) in Cash and Cash Equivalents	131,410	4,142	(4,505)
Cash and Cash Equivalents Beginning of Year	41,149	37,007	41,512

Cash and Cash Equivalents End of Year	$172,559	$41,149	$37,007

Supplemental Disclosure of Cash Flow Information
Cash Received During the Year for Interest	$75,628	$86,885	$86,826

Cash Paid During the Year for:
Interest	$6,168	$9,952	$14,087
Income Taxes	—	9,670	11,537

Total Cash Paid During Year for Interest & Income Taxes	$6,168	$19,622	$25,624

Non-Cash Investing and Financing:
Increase in Market Value of Investments	$(7,744)	$(3,198)	$(12,303)
Decrease in Deferred Tax Asset Related to Market Value of Investments Available for Sale	(3,144)	(1,299)	(4,996)
Dividends Declared But Not Paid	—	1,454	2,115
Stock Options and Stock Appreciation Rights Exercised for Stock	78	20	39
Transfer from Loans to Other Real Estate Owned	—	5,719	—

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Summary of Significant Accounting Policies

The accounting and reporting policies of Suffolk Bancorp and its subsidiary (“Suffolk”) conform to accounting principles generally accepted in the United States of America (U.S. GAAP) and general practices within the banking industry. The following footnotes describe the most significant of these policies.

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

Suffolk takes into account applicable guidance under GAAP, including particularly “ASC 855 — Subsequent Events,” given the timing of the filing of this document. Under this statement, subsequent events are defined as events or transactions that occur after the balance sheet date but before financial statements are issued or are available to be issued. This statement requires that entities recognize in the financial statements the effects of all subsequent events that provide additional evidence about conditions that existed as of the balance sheet date, including any estimates underlying the financial statements. The entity should not recognize subsequent events that provide evidence about conditions that arose after the balance sheet date, but should disclose those events which are so important that nondisclosure would make the financial statements misleading.

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

The effects of the restatement by line item and the effects on the capital ratios for the periods presented in Amendment No. 1 to the 2010 Annual Report on Form 10-K follow:

Effect on Consolidated Statements of Condition
	December 31, 2010
	As Previously Reported	As Restated	Effect of Change
Total gross loans	$1,120,318	$1,112,307	$(8,011)
Allowance for loan losses	21,288	28,419	7,131
Other real estate owned, net	7,549	5,719	(1,830)
Other assets	26,238	31,883	5,645
Total assets	1,618,194	1,606,867	(11,327)
Other liabilities	27,812	25,249	(2,563)
Retained earnings	100,214	91,450	(8,764)
Total stockholders’ equity	145,584	136,820	(8,764)
Total liabilities & stockholders’ equity	1,618,194	1,606,867	(11,327)

Effect on Consolidated Statements of Income
	Three Months Ended December 31, 2010 (Unaudited)
	As Previously Reported	As Restated	Effect of Change
Provision for loan losses	$2,500	$5,537	$3,037
Net interest income after provision for loan losses	16,135	13,098	(3,037)
Gain on other real estate owned	—	310	310
Total other income	3,116	3,426	310
Other operating expense	943	621	(322)
Total other expense	13,797	13,475	(322)
Income before income taxes	5,454	3,049	(2,405)
Provision (benefit) for income taxes	1,446	(20)	(1,466)
Net income	4,008	3,069	(939)

Earnings per common share
Basic	$0.41	$0.32	$(0.09)
Diluted	$0.41	$0.32	$(0.09)

Effect on Consolidated Statements of Income
	Year Ended December 31, 2010
	As Previously Reported	As Restated	Effect of Change
Provision for loan losses	$16,945	$32,086	$15,141
Net interest income after provision for loan losses	59,647	44,506	(15,141)
Gain on other real estate owned	—	310	310
Total other income	10,913	11,223	310
Other operating expense	8,869	8,547	(322)
Total other expense	51,100	50,778	(322)
Income before income taxes	19,460	4,951	(14,509)
Provision (benefit) for income taxes	4,440	(1,305)	(5,745)
Net income	15,020	6,256	(8,764)

Earnings per common share
Basic	$1.56	$0.65	$(0.91)
Diluted	$1.55	$0.65	$(0.90)

Effect on Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income
	Year Ended December 31, 2010
	As Previously Reported	As Restated	Effect of Change
Net income	$15,020	$6,256	$(8,764)
Total comprehensive income	14,498	5,734	(8,764)
Retained earnings	100,214	91,450	(8,764)

Effect on Consolidated Statements of Cash Flows
	Year Ended December 31, 2010
	As Previously Reported	As Restated	Effect of Change
Net income	$15,020	$6,256	$(8,764)
Provision for loan losses	16,945	32,086	15,141
(Increase) decrease in other assets	(3,013)	(5,812)	(2,799)
(Decrease) increase in income taxes payable	(1,140)	(3,677)	(2,537)
Gain on other real estate owned	—	(310)	(310)
Increase in other liabilities	2,841	280	(2,561)
Net cash provided by operating activities	36,258	34,428	(1,830)
Loan (disbursements) and repayments, net	24,667	26,497	1,830
Net cash provided by investing activities	67,964	69,794	1,830
Cash and cash equivalents	41,149	41,149	—

Effect on Suffolk’s Capital Ratios
	December 31, 2010
	As Previously Reported	As Restated	Effect of Change
Tier 1 Leverage Ratio	8.79%	8.26%	(0.53%)
Tier 1 Risk-based Capital Ratio	11.96%	11.36%	(0.60%)
Total Risk-based Capital Ratio	13.22%	12.62%	(0.60%)

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

Management evaluates securities for other-than-temporary impairment (“OTTI”) on at least a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. For securities in an unrealized loss position, management considers the extent and duration of the unrealized loss, and the financial condition and near-term prospects of the issuer. Management also assesses whether it intends to sell, or it is more likely than not that it will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the entire difference between amortized cost and fair value is recognized as impairment through earnings. For debt securities that do not meet the aforementioned criteria, the amount of impairment is split into two components as follows: 1) OTTI related to credit loss, which must be recognized in the statement of operations and 2) OTTI related to other factors, which is recognized in other comprehensive income (loss). The credit loss is defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis. For equity securities, the entire amount of impairment is recognized through earnings.

(D) Loans and Loan Interest Income Recognition — Loans are stated at the principal amount outstanding. Interest on loans not made on a discounted basis is credited to income, based upon the principal amount outstanding during the period. Unearned discounts on installment loans are credited to income using methods that result in a level yield. Recognition of interest income is discontinued when reasonable doubt exists as to whether interest due can be collected. Loans generally no longer accrue interest when 90 days past due. When a loan is placed on non-accrual status, all interest previously accrued, but not collected, is reversed against current-year interest income. Loans start accruing interest again when they become current as to principal and interest, and when, in the opinion of management, the loans can be collected in full.

(E) Allowance for Loan Losses — The allowance for loan losses is determined by continuous analysis of the loan portfolio. That analysis includes changes in the size and composition of the portfolio, Suffolk’s own historical loan losses, current and anticipated economic trends, and details about individual loans. It also includes estimates of the actual value of collateral, other possible sources of repayment and estimates that are susceptible to significant changes due to changes in appraisal values of collateral, national and regional economic conditions and other factors. Loans in the commercial, commercial real estate, and construction portfolio segments are evaluated individually for impairment. The loans in the remaining categories consist of loans with smaller balances, which are evaluated as homogeneous pools. In assessing the adequacy of the allowance, Suffolk reviews its loan portfolio by separate categories which have similar risk and collateral characteristics; e.g. commercial loans, commercial real estate, construction loans, residential mortgages, home equity loans, and consumer loans. Management conducts a monthly analysis of the loan portfolio which evaluates any loan designated as having a high risk profile including, but not limited to, loans classified as “Substandard” or “Doubtful” as defined by regulation, loans criticized internally or designated as “Special Mention,” delinquencies, expirations, overdrafts, loans to customers having experienced recent operating losses and loans identified by management as impaired. The analysis is performed to determine the amount of the allowance which would be adequate to absorb probable losses contained in the loan portfolio. The analytical process is regularly reviewed and adjustments may be made based on the assessments of internal and external influences on credit quality. Regulatory examiners may require the Bank to add to the allowance based upon their judgment of information available to them at the time of their examination.

In accordance with FASB ASC 310, “Receivables,” an allowance is maintained for impaired loans to reflect the difference, if any, between the principal balance of the loan and the present value of projected cash flows, observable fair value, or collateral value. An impaired loan is defined as a loan for which it is probable that the lender will not collect all amounts due under the contractual terms of the loan. Loans for which the terms have been modified and for which the borrower is experiencing financial difficulties are considered troubled-debt restructurings and are classified as impaired.

Impaired loans which have been identified individually are segregated and reviewed separately. Impaired loans secured by collateral are reviewed based on their collateral and the estimated time required to recover Suffolk’s investment in the loan, as well as the cost of doing so, and the estimate of the recovery. Reserves are allocated to impaired loans based on this review. The allocated reserve is an estimation of losses specific to individual impaired loans. Allocated reserves are established based on an analysis of the most probable sources of repayment and liquidation of collateral. Reserves allocated to impaired loans were $10.6 million and $9.4 million as of December 31, 2011 and December 31, 2010, respectively. While every non-performing loan is evaluated individually, not every loan requires an allocated reserve. Allocated reserves fluctuate based on changes in the underlying loans, anticipated sources of repayment, and charge-offs.

Suffolk evaluates classified and criticized loans that are not individually identified as impaired by categorizing loans by type of risk and applying reserves based on loan type and corresponding risk. Suffolk also records reserves on Suffolk’s non-criticized and non-classified loan balances. This represents a general allowance for homogeneous loan pools where the loans are not individually evaluated for impairment, though rated according to loan product type and risk rating. This amount is determined by applying loss factors to pools of loans within the portfolio having similar risk characteristics. In addition, external factors are considered for areas of concern that cannot be fully quantified in the allocation based on the historical net charge-off ratios. Troubled debt restructurings are also considered impaired with impairment generally measured at the present value of estimated future cash flows using the loan’s effective rate at inception or using the fair value of collateral, less estimated costs to sell, if repayment is expected solely from the collateral.

Transfers of financial assets for which the Bank has surrendered control of the financial assets are accounted for as sales to the extent that consideration other than beneficial interests in the transferred assets is received in exchange. Retained interests in a sale or securitization of financial assets are measured at the date of transfer by allocating the previous carrying amount between the assets transferred and based on their relative estimated fair values. The fair values of retained servicing rights and any other retained interests are determined based on the present value of expected future cash flows associated with those interests and by reference to market prices for similar assets. There were no transfers of financial assets to related or affiliated parties. At December 31, 2011 and 2010, the Bank’s servicing loan portfolio approximated $135,274,000 and $137,256,000, respectively, which are not included in the accompanying consolidated statements of condition. The carrying value which approximates the estimated fair value of mortgage servicing rights was $1,623,000 and $1,596,000 as of December 31, 2011 and 2010, respectively.

(F) Premises and Equipment — Premises and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation is calculated by the declining-balance or straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized using the straight-line method over the term of the lease or the estimated life of the asset, whichever is shorter. The Bank periodically evaluates impairment of long-lived assets to be held and used or to be disposed of by sale. There was no impairment of long-lived assets as of December 31, 2011 and 2010, respectively.

(G) Other Real Estate Owned — Property acquired through foreclosure (other real estate owned or “OREO”), is stated at fair value less selling costs. Losses arising at the time of the acquisition of property are charged against the allowance for loan losses. Any additional write-downs to the carrying value of these assets that may be required, as well as the cost of maintaining and operating these foreclosed properties, are charged to expense. Additional write-downs are recorded in a valuation reserve account that is maintained asset by asset. The carrying value of OREO at December 31, 2011 and 2010, was $1,800,000 and $5,719,000, respectively.

(H) Goodwill — Through December 31, 2001, goodwill was amortized on a straight-line basis over a period of ten years. On January 1, 2002, in accordance with new accounting guidance, the Bank ceased amortizing goodwill and, instead, tests goodwill for impairment annually on December 31st or when there is a circumstance that would indicate the need to evaluate between annual tests. Based on these tests, there was no impairment of goodwill as of December 31, 2011 and 2010.

(I) Allowance for Contingent Liabilities — The balance of the allowance for contingent liabilities is determined by management’s estimate of the amount of financial risk in outstanding loan commitments and contingent liabilities such as performance and financial letters of credit. The allowance for contingent liabilities was $418,000 and $368,000 as of December 31, 2011 and 2010, respectively.

Suffolk has financial and performance letters of credit. Financial letters of credit require the Bank to make payment if the customer’s financial condition deteriorates, as defined in the agreements. Performance letters of credit require the Bank to make payments if the customer fails to perform certain non-financial contractual obligations.

The maximum potential undiscounted amount of the future payments of these letters of credit as of December 31, 2011 is $19,842,000 and they expire as follows: (in thousands)

2012	$19,344
2013	72
2014	—
2015 and thereafter	426

$19,842

Amounts due under these letters of credit would be reduced by any proceeds that Suffolk would be able to obtain in liquidating the collateral for the loans, which varies depending on the customer. The valuation of the allowance for contingent liabilities includes a provision of $50,000 and $37,000 for losses based on the letters of credit outstanding on December 31, 2011 and 2010, respectively.

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

Suffolk accounts for its retirement plan in accordance with FASB ASC 715, “Compensation – Retirement Benefits” and FASB ASC 960, “Plan Accounting – Defined Benefit Pension Plans,” which require an employer that is a business entity and sponsors one or more single-employer defined benefit plans to recognize the funded status of a benefit plan in its statement of financial position; recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost; measure defined benefit plan assets and obligation as of the date of fiscal year-end statement of financial position (with limited exceptions); and disclose in the notes to financial statements additional information about certain effects of net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset and obligation. Plan assets and benefit obligations shall be measured as of the date of its statement of financial position and in determining the amount of net periodic benefit cost. The codification also requires an employer to use the same date for the measurement of plan assets as for the statement of condition, and provides for either of two methods to make the transition. Suffolk chose to re-measure the obligations of the plan as of the beginning of fiscal year 2008.

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

(M) Stock-Based Compensation — At December 31, 2011, the Bank had one stock-based employee compensation plan, which is more fully described in Note 8. Stock-based compensation for all share-based payments to employees, including grants of employee stock options, are recognized in the financial statements based on their fair values.

There was no stock-based compensation expense recorded during 2011. During 2010, and 2009, $5,000, and $83,000 of compensation expense, net of a tax benefit of $3,000, and $57,000, respectively, was recorded for stock-based compensation. As of December 31, 2011, there was no unrecognized compensation cost, net of estimated forfeitures, related to non-vested options under the stock-based employee compensation plan.

(N) Treasury Stock — The balance of treasury stock is computed at par value. The excess cost over par is subtracted from retained earnings.

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

(P) Comprehensive Income — Comprehensive income includes net income and all other changes in equity during a period except those resulting from investments by owners and distributions to owners. Other comprehensive income includes revenues, expenses, gains, and losses that under U.S. GAAP are included in comprehensive income but excluded from net income. Comprehensive income and accumulated other comprehensive income are reported net of related income taxes. Accumulated other comprehensive income for the Bank consists of unrealized holding gains or losses on securities available for sale, and gains or losses on the unfunded projected benefit obligation of the pension plan.

The following table summarizes comprehensive income: (in thousands)

	December 31, 2011			December 31, 2010			December 31, 2009
	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
Unrealized gains on securities available for sale	$9,493	$(3,857)	$5,636	$3,573	$(1,451)	$2,122	$12,303	$(4,996)	$7,307
Less non-credit loss portion of other-than-temporary impairment of securities available for sale	(1,153)	468	(685)
Less reclassification adjustment for other-than-temporary impairment charge and for gains realized in net income	(596)	242	(354)	(375)	152	(223)	—	—	—

Unrealized gains on securities available for sale	$7,744	$(3,147)	$4,597	$3,198	$(1,299)	$1,899	$12,303	$(4,996)	$7,307
(Losses) gains on pension and Post-retirement plan projected benefit obligations	(9,156)	3,718	(5,438)	(4,077)	1,656	(2,421)	4,052	(1,636)	2,416

Adjusted other comprehensive income (loss), net	$(1,412)	$571	$(841)	$(879)	$357	$(522)	$16,355	$(6,632)	$9,723

The following table summarizes the changes in accumulated other comprehensive income (loss): (in thousands)

For the period ended December 31:	2011	2010
Balance January 1,	$(2,229)	$(1,707)
Net Change in Unrealized Gain on Investment Securities - Net of Tax	5,636	2,122
Non-Credit Loss Portion of Other-Than-Temporary Impairment of Securities - Net of Tax	(685)	—
Reclassification for Other-Than-Temporary Impairment and for Gains Realized - Net of Tax	(354)	(223)
Net Change in Other Comprehensive Loss on Pension and Post-Retirement Plan Projected Benefit Obligation, Net of Tax	(5,438)	(2,421)

Total Accumulated Other Comprehensive Loss	$(3,070)	$(2,229)

The net of tax unrealized gain on investment securities at December 31, 2011 is mainly attributable to an increase of $5,141,000 in the net of tax unrealized gain on obligations of states and political subdivisions, offset by decreases of $314,000 in the net of tax unrealized gain on collateralized mortgage obligations, $52,000 in the net of tax unrealized gain on U.S. Treasury Securities, and $178,000 in the net of tax unrealized gain on U.S. Government agency debt. Also included in accumulated other comprehensive income at December 31, 2011, is the reclassification of the net gain on sale of securities recognized of $979,000, net of taxes.

(Q) Segment Reporting — FASB ASC 28, “Segment Reporting,” requires that public companies report certain information about operating segments. It also requires that public companies report certain information about their products and services, the geographic areas in which they operate, and their major customers. Suffolk is a regional bank, which offers a wide array of products and services to its customers. Pursuant to its banking strategy, emphasis is placed on building relationships with its customers, as opposed to building specific lines of business. As a result, at December 31, 2011, 2010 and 2009, Suffolk, the only reportable segment, is not organized around discernible lines of business and prefers to work as an integrated unit to customize solutions for its customers, with business line emphasis and product offerings changing over time as needs and demands change.

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

Note 2 — Investment Securities

The amortized cost, estimated fair values, and gross unrealized gains and losses of Suffolk’s investment securities available for sale and held to maturity at December 31, 2011 and 2010 were: (in thousands)

	2011				2010
	Amortized Cost	Estimated Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Amortized Cost	Estimated Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
Available for sale:
U.S. Treasury securities	$—	$—	$—	$—	$8,014	$8,102	$88	$—
U.S. government agency debt	—	—	—	—	22,196	22,495	299	—
Collateralized mortgage obligations	122,155	126,770	5,768	(1,153)	157,179	162,323	6,627	(1,483)
Mortgage-backed securities	391	442	51	—	452	510	58	—
Obligations of states and political subdivisions	156,663	171,992	15,329	—	196,578	203,240	7,511	(849)

Balance at end of year	279,209	299,204	21,148	(1,153)	384,419	396,670	14,583	(2,332)

Held to maturity:
Obligations of states and political subdivisions	9,315	10,161	846	—	9,936	10,623	695	(8)
Other securities	80	80	—	—	80	80	—	—

Balance at end of year	9,395	10,241	846	—	10,016	10,703	695	(8)

Total investment securities	$288,604	$309,445	$21,994	$(1,153)	$394,435	$407,373	$15,278	$(2,340)

The amortized cost, maturities, and approximate fair value of Suffolk’s investment securities at December 31, 2011 are as follows: (in thousands)

	Available for Sale						Held to Maturity
	U.S. Treasury Securities		U.S. Govt. Agency Debt		Obligations of States & Political Subdivisions		States & Political Subdivisions		Other Securities		Total	Total
(1) Maturity (years)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within 1	$—	$—	$—	$—	$781	$792	$2,248	$2,260	$—	$—	$3,029	$3,052
After 1 - within 5	—	—	—	—	54,179	58,900	3,995	4,278	—	—	58,174	63,178
After 5 - within 10	—	—	—	—	100,299	110,751	3,072	3,623	—	—	103,371	114,374
After 10	—	—	—	—	1,404	1,549	—	—	—	—	1,404	1,549
Other Securities	—	—	—	—			—	—	80	80	80	80

Subtotal	$—	$—	$—	$—	$156,663	$171,992	$9,315	$10,161	$80	$80	$166,058	$182,233
Collateralized mortgage obligations				122,155	126,770						122,155	126,770
Mortgage-backed securities					391	442					391	442

Total	$—	$—	$—	$—	$279,209	$299,204	$9,315	$10,161	$80	$80	$288,604	$309,445

(1)	Maturities shown are stated maturities. Securities backed by mortgages are expected to have substantial periodic prepayments resulting in weighted average lives considerably less than what would be surmised from the table above.

As a member of the Federal Reserve system, the Bank owns Federal Reserve Bank stock with a book value of $712,000. The stock has no maturity and there is no public market for the investment.

As a member of the Federal Home Loan Bank of New York, the Bank owns 17,442 shares of Federal Home Loan Bank of New York stock with a book value of $1,744,000 as of December 31, 2011. The stock has no maturity and there is no public market for the investment. The stock continues to pay dividends and has not placed restrictions on redemptions, and as such, was not deemed impaired as of December 31, 2011.

At December 31, 2011 and 2010, investment securities carried at $286,472,000 and $362,378,000, respectively, were pledged to secure trust deposits and public funds on deposit and Federal Home Loan Bank borrowings.

The following table presents detail concerning proceeds from sales of securities available for sale and the associated realized securities gains and losses during the years indicated: (in thousands)

	2011	2010	2009
Proceeds	$42,529	$12,500	$—
Gross realized gains	1,701	391	—
Gross realized losses	53	16	—

Net gains	$1,648	$375	$—

In 2008, Suffolk received proceeds in connection with shares redeemed as part of the Visa, Inc. initial public offering. Suffolk County National Bank was a member of the former Visa, Inc. payments organization and was issued shares when Visa, Inc. was organized. Approximately 39 percent of those shares were redeemed in connection with the public offering. The remaining shares are restricted because of unsettled litigation pending against Visa, Inc. At its discretion, Visa, Inc. may redeem additional shares in order to resolve pending litigation. The restriction expires upon resolution of the pending litigation. Accordingly, Suffolk has recorded these shares at zero in the accompanying statement of condition. Upon expiration of the restriction, Suffolk expects to record the fair value of the remaining shares.

The table below indicates the length of time individual securities, both held-to-maturity and available-for-sale, have been held in a continuous unrealized loss position at the date indicated: (in thousands)

As of December 31, 2011 Type of securities	Number of Securities	Less than 12 months		12 months or longer		Total
		Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
U. S. government agency securities	—	$—	$—	$—	$—	$—	$—
U.S. Treasury securities	—	—	—	—	—	—	—
Mortgage-backed securities	—	—	—	—	—	—	—
Municipal securities	—	—	—	—	—	—	—
Collateralized mortgage obligations	2	—	—	7,994	1,153	7,994	1,153

Total	2	$—	$—	$7,994	$1,153	$7,994	$1,153

As of December 31, 2010 Type of securities	Number of Securities	Less than 12 months		12 months or longer		Total
		Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
U. S. government agency securities	—	$—	$—	$—	$—	$—	$—
U.S. Treasury securities	—	—	—	—	—	—	—
Mortgage-backed securities	—	—	—	—	—	—	—
Municipal securities	89	39,836	857	—	—	39,836	857
Collateralized mortgage obligations	2	—	—	10,981	1,483	10,981	1,483

Total	91	$39,836	$857	$10,981	$1,483	$50,817	$2,340

Management evaluates securities for other-than-temporary impairment (“OTTI”) at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. All of the Company’s investment securities classified as available-for-sale or held-to-maturity are evaluated for OTTI under SFAS 115, Accounting for Certain Investments in Debt and Equity Securities.

In determining OTTI under the ASC 320 model, management considers many factors, including: (1) the length of time and the extent to which the fair value has been less than amortized cost, (2) the financial condition and near-term prospects of the issuer, (3) whether the market decline was affected by macroeconomic conditions, and (4) whether the entity has the intent to sell the debt security or more likely than not will be required to sell the debt security before its anticipated recovery. The assessment of whether an other-than-temporary decline exists involves a high degree of subjectivity and judgment and is based on information available to management at a point in time. An OTTI is deemed to have occurred if there has been an adverse change in the remaining expected future cash flows.

When an OTTI occurs under the model, the amount of the OTTI recognized in earnings depends on whether an entity intends to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost basis less any current-period credit loss. If an entity intends to sell or more likely than not will be required to sell the security before recovery of its amortized cost basis less any current-period credit loss, the OTTI shall be recognized in earnings equal to the entire difference between the investment’s amortized cost basis and its fair value at the balance sheet date. If an entity does not intend to sell the security and it is not more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis less any current-period loss, the OTTI shall be separated into the amount representing the credit loss and the amount related to all other factors. The amount of the total OTTI related to the credit loss is determined based on the present value of cash flows expected to be collected and is recognized in earnings. The amount of the total OTTI related to other factors shall be recognized in other comprehensive income, net of applicable tax benefit. The previous amortized cost basis less the OTTI recognized in earnings shall become the new amortized cost basis of the investment.

The unrealized losses in Suffolk’s collateralized mortgage obligations (“CMOs”) at December 31, 2011 were caused by a significant widening of credit spreads across markets for these securities, and illiquidity and uncertainty in the financial markets. These securities include two non-agency private label issues held at a continuous, unrealized loss for twelve months or longer and are either super-senior or senior in tranche structure. Each of these securities has some level of credit enhancement, and none are collateralized by sub-prime loans. With the assistance of a third-party, management reviews the characteristics of these securities periodically, including levels of delinquency and foreclosure, projected losses at various degrees of severity, and credit enhancement and coverage. Although these securities have performed according to their terms, it was determined that each was other-than-temporarily impaired at December 31, 2011. An OTTI, credit-related charge totaling $1,052,000 was recorded in earnings in the fourth quarter of 2011 as a result of the aforementioned periodic analysis. It was determined that no securities were other-than-temporarily impaired in periods prior to December 31, 2011.

The following table summarizes the two non-agency, private label collateralized mortgage obligation securities, by year of vintage with OTTI, credit ratings and related credit losses recognized in earnings at December 31, 2011. Management determined the estimated fair values for each security based on discounted cash flow analyses using the Intex Desktop Valuation model. Management explicitly calculates the credit component utilizing conditional default and loss severity vectors with the Intex model. Management relies on FASB ASC paragraph 820-10-55-5 to provide guidance on the discount rates to be used when a market is not active. According to the standard, the discount rate should take into account all of the following factors:

•	The time value of money (risk-free rate)

•	Price for bearing the uncertainty in the cash flows (risk premium)

•	Other case-specific factors that would be considered by market participants, including a liquidity adjustment.

Weighted average key assumptions utilized in the valuations were as follows:

•	Discount Rate – 11%

•	Voluntary Prepayments – 16.2%

•	Conditional Default Rates – 16.2% for the first 24 months, then trending downward in a linear fashion to 9.3% for the following 12 months, then to zero through approximately 17 years.

•	Loss Severity – 55.5% trending downward to terminal loss severities of 23%, in a linear fashion, at 2.5% per year.

	Year of Vintage	Total Fair	Total Amortized	Total OTTI Related to Credit Loss at
(in thousands)	2006	Value	Cost	Dec. 31, 2011
Rating:
Total Non-Agency
CMOs
CCC and Below	$7,994	$7,994	$9,147	$1,052

Total Non-Agency
CMO’s	$7,994	$7,994	$9,147	$1,052

The Company has no exposure to sovereign debt of other nations.

Note 3 — Loans

At December 31, 2011 and 2010, loans included the following: (in thousands)

	2011	2010 Restated

Commercial, financial, and agricultural	$206,652	$248,750
Commercial real estate mortgages	428,646	431,179
Real estate construction loans	49,704	82,720
Residential mortgages (1st and 2nd liens)	160,619	195,993
Home equity loans	79,684	84,696
Consumer loans	43,831	67,842
Other loans	543	1,127

	969,679	1,112,307
Unearned discount	(25)	(28)
Allowance for loan losses	(39,958)	(28,419)

Balance at end of year	$929,696	$1,083,860

Other loans consist primarily of advances under lines of credit.

Loans not accruing interest and loans contractually past due 90 days or more with regard to payment of principal and/or interest amounted to $80,760,000 and $28,991,000 at December 31, 2011 and 2010, respectively. Interest on loans that are no longer accruing interest would have amounted to $4,267,000 during 2011, $1,510,000 during 2010, and $874,000 during 2009, under contractual terms of those loans. Interest income recognized on non-accrual loans before being placed on non-accrual status and restructured loans was $1,725,000 for 2011, $1,188,000 for 2010, and immaterial for 2009.

Suffolk makes loans to its directors and executives, as well as to other related parties in the ordinary course of its business. Loans made to directors and executives, either directly or indirectly, which exceed $60,000 in aggregate for any one director or executive, totaled $9,994,000 and $12,099,000 at December 31, 2011 and 2010, respectively. Unused portions of lines of credit to directors and executives, directly or indirectly, totaled $15,932,000 and $12,840,000. New loans totaling $35,878,000 were granted and payments of $37,983,000 were received during 2011.

Note 4 — Allowance for Loan Losses

Suffolk management determined that is was not properly identifying loan losses in the period incurred. This was the result of deficiencies in Suffolk’s internal controls with respect to credit administration and credit risk management, primarily with regard to risk-rating as well as with respect to the timing and recognition of charge-offs, impaired loans, and classified loans. As a result, certain loans should have been considered impaired, classified, or charged-off. See Note 1 (A) on page 36 for a detailed description of the financial statement restatement.

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

One result of the analysis of subsequent events is that certain loans which would have been downgraded or charged off during 2011 (through December 20, 2011, the date of Suffolk’s 2010 Form 10-K/A filing) because of their continuing deterioration, have been recognized in the restated allowance for loan losses for the year ended December 31, 2010 since the credit deterioration could be traced to 2010 even though it had been identified after December 31, 2010. This resulted in an increase in charged-off loans totaling approximately $8.0 million for the year ended December 31, 2010. These charge-offs were reflected in the allowance for loan losses calculations as of December 31, 2010.

An analysis of the changes in the allowance for loan losses follows: (in thousands)

Year ended December 31,	2011	2010 Restated	2009

Balance, January 1,	$28,419	$12,333	$9,051
Loans charged-off:
Commercial, financial & agricultural loans	9,490	8,501	806
Commercial real estate mortgages	4,059	2,788	—
Real estate — construction loans	232	3,548	—
Residential mortgages (1st and 2nd liens)	411	769	—
Home equity loans	191	315	—
Consumer loans	214	317	404
Other loans	—	—	—

Total Charge-offs	$14,597	$16,238	$1,210

Loans recovered after charge-off:
Commercial, financial & agricultural loans	$781	$69	$41
Commercial real estate mortgages	—	—	—
Real estate — construction loans	415	—	—
Residential mortgages (1st and 2nd liens)	3	—	—
Home equity loans	2	—	—
Consumer loans	97	118	176
Other loans	—	—	—

Total recoveries	$1,298	$187	$217

Net loans charged-off	13,299	16,051	993
Reclass to Allowance for
Contingent Liabilities (1)	(50)	51	—
Provision for loan losses	24,888	32,086	4,275

Balance, December 31,	$39,958	$28,419	$12,333

(1)	2009 amount not reclassified due to immateriality.

At December 31, 2011 and 2010, respectively, the Bank’s investment in impaired loans and the related allowance for loan losses follows: (in thousands)

		2010
	2011	Restated
Recorded investment	$135,100	$100,241
Allowance for loan losses	10,626	9,416

The qualitative factors utilized by Suffolk in computing its allowance for loan losses are determined based on the various risk characteristics of each loan class. Relevant risk characteristics are as follows:

Commercial, industrial and agricultural loans – Loans in this class are made to businesses. Generally these loans are secured by assets of the business and repayment is expected from the cash flows of the business. A weakened economy, and resultant decreased consumer and/or business spending will have an effect on the credit quality in this loan class.

Commercial real estate mortgages – Loans in this class include income-producing investment properties and owner-occupied real estate used for business purposes. The underlying properties are generally located largely in our primary market area. The cash flows of the income producing investment properties are adversely impacted by a downturn in the economy as evidenced by increased vacancy rates, which in turn, will have an effect on credit quality. Generally, management seeks to obtain annual financial information for borrowers with loans in excess of $250 thousand in this category. In the case of owner-occupied real estate used for business purposes, a weakened economy and resultant decreased consumer and/or business spending will have an adverse effect on credit quality.

Real estate-construction loans – Loans in this class primarily include land loans to local individuals, contractors and developers for developing the land for sale or for the purpose of making improvements thereon. Repayment is derived from sale of the lots/ units including any pre-sold units. Credit risk is affected by market conditions, time to sell at an adequate price and cost overruns. To a lesser extent this class includes commercial development projects Suffolk finances, which in most cases require interest only during construction, and then convert to permanent financing. Credit risk is affected by construction delays, cost overruns, market conditions and the availability of permanent financing, to the extent such permanent financing is not being provided by us.

Residential mortgages and home equity loans – Loans in these classes are made to and secured by owner-occupied residential real estate and repayment is dependent on the credit quality of the individual borrower. The overall health of the economy, including unemployment rates and housing prices, will have an effect on the credit quality in this loan class. The Bank generally does not originate loans with a loan-to-value ratio greater than 80 percent and does not grant sub-prime loans.

Consumer loans – Loans in this class may be either secured or unsecured and repayment is dependent on the credit quality of the individual borrower and, if applicable, sale of the collateral securing the loan (such as automobile, mobile home). Therefore, the overall health of the economy, including unemployment rates and housing prices, will have an effect on the credit quality in this loan class.

Further information pertaining to the allowance for loan losses at December 31, 2011 is as follows: (in thousands)

	Commercial, financial, and agricultural	Commercial real estate mortgages	Real estate construction loans	Residential mortgages (1st and 2nd liens)	Home equity loans	Consumer loans	Total
Allowance for loan losses:
Ending balance (total allowance)	$25,080	$11,029	$623	$2,401	$512	$313	$39,958
Ending balance: individually evaluated for impairment	7,477	3,092	57	—	—	—	10,626
Ending balance: collectively evaluated for impairment	17,603	7,937	566	2,401	512	313	29,332
Loan balances:
Ending balance (loan portfolio) (1)	$206,652	$428,646	$49,704	$160,619	$79,684	$43,831	$969,136
Ending balance: individually evaluated for impairment	36,559	66,402	19,251	8,345	3,897	646	135,100
Ending balance: collectively evaluated for impairment	170,093	362,244	30,453	152,274	75,787	43,185	834,036

(1)	Other loans of $543, not included here, consist primarily of advances under lines of credit.

Further information pertaining to the allowance for loan losses at December 31, 2010 is as follows: (in thousands)

	Commercial, financial, and agricultural	Commercial real estate	Real estate construction loans	Residential mortgages (1st and 2nd liens)	Home equity loans	Consumer loans	Total
	Restated
Allowance for loan losses:
Ending balance (total allowance)	$13,826	$9,226	$3,177	$519	$1,392	$279	$28,419
Ending balance: individually evaluated for impairment	2,845	5,636	935	—	—	—	9,416
Ending balance: collectively evaluated for impairment	10,981	3,590	2,242	519	1,392	279	19,003
Loan balances:
Ending balance (loan portfolio) (1) (2)	$248,750	$431,179	$82,720	$195,993	$84,696	$67,814	$1,111,152
Ending balance: individually evaluated for impairment	17,277	51,540	26,897	3,466	986	75	100,241
Ending balance: collectively evaluated for impairment	231,473	379,639	55,823	192,527	83,710	67,739	1,010,911

(1)	Other loans of $1,127, not included here, consist primarily of overdraft advances, nearly all of which have been repaid subsequent to year-end.
(2)	Net of unearned discount totaling $28 at December 31, 2010

The following is a summary of current and past due loans at December 31, 2011: (in thousands)

	Past Due
	30-59 days	60-89 days	90 days & over	Total	Current	Total
Commercial:
Commercial, financial, and agricultural	$9,774	$8,574	$16,867	$35,215	$171,437	$206,652
Commercial real estate mortgages	4,981	4,843	45,344	55,168	373,478	428,646
Real estate construction loans	1,282	—	6,978	8,260	41,444	49,704
Consumer:
Residential mortgages (1st and 2nd liens)	3,479	1,144	7,028	11,651	148,968	160,619
Home equity loans	—	198	3,897	4,095	75,589	79,684
Consumer loans	215	78	646	939	42,892	43,831

Total (1)	$19,731	$14,837	$80,760	$115,328	$853,808	$969,136

(1)	Other loans of $543, not included here, consist primarily of advances under lines of credit.

The following is a summary of current and past due loans at December 31, 2010 (restated): (in thousands)

	Past Due
	30-59 days	60-89 days	90 days & over	Total	Current	Total
Commercial:
Commercial, financial, and agricultural	$212	$81	$2,382	$2,675	$246,075	$248,750
Commercial real estate	4,375	243	11,601	16,219	414,960	431,179
Real estate construction loans	—	—	10,481	10,481	72,239	82,720
Consumer:
Residential mortgages (1st and 2nd liens)	2,162	1,934	3,466	7,562	188,431	195,993
Home equity loans	637	1,140	986	2,763	81,933	84,696
Consumer loans (2)	408	108	75	591	67,223	67,814

Total (1)	$7,794	$3,506	$28,991	$40,291	$1,070,861	$1,111,152

(1)	Other loans of $1,127, not included here, consist primarily of overdraft advances, nearly all of which have been repaid subsequent to year-end.
(2)	Net of unearned discount totaling $28 at December 31, 2010.

Suffolk allocated $2,600,000 and $4,400,000 of specific reserves to customers whose loan terms have been modified in Troubled Debt Restructurings (“TDRs”) as of December 31 2011 and 2010, respectively. These loans involved the restructuring of terms to allow customers to mitigate the risk of foreclosure by meeting a lower payment requirement based upon their current cash flow. These may also include loans that renewed at existing contractual rates, but below market rates for comparable credit.

The following is a summary of impaired loans at December 31, 2011 and 2010: (in thousands)

	December 31, 2011				December 31, 2010 Restated
	Impaired Loans with Valuation Reserves	Impaired Loans without Valuation Reserves	Total Impaired Loans	Total Valuation Reserves	Impaired Loans with Valuation Reserves	Impaired Loans without Valuation Reserves	Total Impaired Loans	Total Valuation Reserves
Commercial, financial & agricultural loans	$15,674	$20,885	$36,559	$7,477	$8,227	$9,050	$17,277	$2,845
Commercial real estate mortgages	19,715	46,687	66,402	3,092	34,301	17,239	51,540	5,636
Real estate construction loans	2,207	17,044	19,251	57	6,569	20,328	26,897	935
Residential mortgages (1st & 2nd liens)	—	8,345	8,345	—	—	3,466	3,466	—
Home equity loans	—	3,897	3,897	—	—	986	986	—
Consumer loans	—	646	646	—	—	75	75	—

Total	$37,596	$97,504	$135,100	$10,626	$49,097	$51,144	$100,241	$9,416

	Years Ended December 31,
	2011	2010 Restated	2009
Average investment in impaired loans	$120,174	$63,101	$20,838
Interest income recognized on impaired loans	4,762	4,264	957
Interest income recognized on a cash basis on impaired loans	—	—	—

The following is a summary of information pertaining to impaired and non-accrual loans: (in thousands)

	December 31,
	2011	2010 Restated
Impaired loans without a valuation allowance	$97,504	$51,144
Impaired loans with a valuation allowance	37,596	49,097

Total impaired loans	$135,100	$100,241

Valuation allowance related to impaired loans	$10,626	$9,416
Total non-accrual loans	80,760	28,991
Total loans past due 90 days or more and still accruing	—	—
Troubled debt restructurings accruing interest	5,479	11,904
Troubled debt restructurings-nonaccruing	20,996	12,140

Additional interest income of approximately $4,267,000, $1,510,000, and $874,000 respectively, would have been recorded during the years ended December 31, 2011, 2010 and 2009, respectively, if the loans had performed in accordance with their original terms. No additional funds are committed to be advanced in connection with impaired loans.

The following table summarizes loan balances and allocates the allowance for loan losses by risk rating as of December 31, 2011: (in thousands)

	Commercial, financial, and agricultural	Commercial real estate mortgages	Real estate construction loans		Residential mortgages (1st and 2nd liens)	Home equity loans	Consumer loans (4)	Total
Unimpaired loans:
Total pass loans (1)	$144,952	$289,856	$4,932		$152,274	$75,787	$43,185	$710,986
Loss factor (2)	10.43%	2.19%	1.74%		1.58%	0.68%	0.72%	3.49%

Reserve	15,121	6,359	86		2,401	512	313	24,792

Total special mention loans	16,448	41,283	7,772		—	—	—	65,503
Loss factor	8.68%	2.18%	1.88%					3.78%

Reserve	1,428	900	146		—	—	—	2,474

Total substandard loans	8,693	31,105	17,749		—	—	—	57,547
Loss factor	12.12%	2.18%	1.88%					3.59%

Reserve	1,054	678	334		—	—	—	2,066

Impaired loans:
Total substandard loans	36,316	66,402	17,639		8,345	3,897	646	133,245
Loss factor	20.52%	4.66%	0.32	%(3)				7.96%

Reserve	7,452	3,092	57		—	—	—	10,601

Total doubtful loans	243	—	1,612		—	—	—	1,855
Loss factor	10.29%		0.00%					1.35%

Reserve	25	—	—		—	—	—	25
Total unimpaired loans	$170,093	$362,244	$30,453		$152,274	$75,787	$43,185	$834,036
Total reserve on unimpaired loans	$17,603	$7,937	$566		$2,401	$512	$313	$29,332

(1)	Other loans of $543, not included here, consist primarily of advances under lines of credit.
(2)	Loss factor calculation is specific reserve as a percentage of balance for a portfolio segment.
(3)	Loss factor is driven by higher collateral positions and charge-offs taken within this portfolio segment.
(4)	Net of unearned discount.

The following table summarizes loan balances and allocates the allowance for loan losses by risk rating as of December 31, 2010 (restated): (in thousands)

	Commercial, financial, and agricultural	Commercial real estate	Real estate construction loans		Residential mortgages (1st and 2nd liens)	Home equity loans	Consumer loans (4)	Total
Unimpaired loans:
Total pass loans (1)	$202,926	$314,447	$39,530		$192,527	$83,710	$67,739	$900,879
Loss factor (2)	4.80%	0.95%	3.96%		0.27%	1.66%	0.41%	1.83%

Reserve	9,731	2,996	1,567		519	1,392	279	16,484

Total special mention loans	6,291	28,823	1,773		—	—	—	36,887
Loss factor	4.43%	0.91%	4.12%					1.67%

Reserve	279	263	73		—	—	—	615

Total substandard loans	22,256	36,369	14,520		—	—	—	73,145
Loss factor	4.36%	0.91%	4.15%					2.60%

Reserve	971	331	602		—	—	—	1,904

Impaired loans:
Total substandard loans	16,792	51,540	26,226		3,466	986	75	99,085
Loss factor	14.37%	10.94%	1.01	% (3)				8.39%

Reserve	2,413	5,636	264		—	—	—	8,313

Total doubtful loans	485	—	671		—	—	—	1,156
Loss factor	89.07%		100.00%					95.42%

Reserve	432	—	671		—	—	—	1,103
Total unimpaired loans	$231,473	$379,639	$55,823		$192,527	$83,710	$67,739	$1,010,911
Total reserve on unimpaired loans	$10,981	$3,590	$2,242		$519	$1,392	$279	$19,003

(1)	Other loans of $1,127, not included here, consist primarily of overdraft advances, nearly all of which have been repaid subsequent to year-end.
(2)	Loss factor calculation is specific reserves as a percentage of balance for a portfolio segment.
(3)	Loss factor is driven by higher collateral positions and charge offs taken within this portfolio segment.
(4)	Net of unearned discount.

Suffolk’s total TDRs of $26,475,000 at December 31, 2011 included the additional TDRs identified upon adoption of the new accounting standard ASU 2011-02, “A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring.”

According to accounting standards, not all loan modifications are TDRs. TDRs are modifications or renewals where Suffolk has granted a concession to a borrower in financial distress. Suffolk reviews all modifications and renewals for determination of TDR status. In some infrequent situations a borrower may be experiencing financial distress, but Suffolk does not provide a concession. These modifications are not considered TDRs. In other cases, Suffolk might provide a concession, such as a reduction in interest rate, but the borrower is not experiencing financial distress. This could be the case if Suffolk is matching a competitor’s interest rate. These modifications would also not be considered TDRs.

CREDIT QUALITY INFORMATION

The Bank utilizes an eight-grade risk rating system for commercial loans, commercial real estate and construction loans as follows:

Risk Grade 1 - 4 Pass

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

•	Loans are inadequately protected by the current net worth and paying capacity of the obligor.

•	The primary source of repayment is gone, and the Bank is forced to rely on a secondary source of repayment, such as collateral liquidation or guarantees.

•	Loans have a distinct possibility that the Bank will sustain some loss if deficiencies are not corrected.

•	Unusual courses of action are needed to maintain a high probability of repayment.

•	The borrower is not generating enough cash flow to repay loan principal, but continues to make interest payments.

•	The lender is forced into a subordinated or unsecured position due to flaws in documentation.

•	Loans have been restructured so that payment schedules, terms, and collateral represent concessions to the borrower when compared to the normal loan terms.

•	The lender is seriously contemplating foreclosure or legal action due to the apparent deterioration in the loan.

•	There is a significant deterioration in market conditions to which the borrower is highly vulnerable.

Risk Grade 7 Doubtful:

One or more of the following characteristics may be present in loans classified Doubtful:

•	Loans have all of the weaknesses of those classified as Substandard. However, based on existing conditions, these weaknesses make full collection of principal highly improbable.

•	The primary source of repayment is gone and there is considerable doubt as to the quality of the secondary source of repayment.

•	The possibility of loss is high but because of certain important pending factors which may strengthen the loan, loss classification is deferred until the exact status of repayment is known.

Risk Grade 8 Loss:

Loans are considered uncollectible and of such little value that continuing to carry them as assets is not feasible. Loans will be classified Loss when it is neither practical nor desirable to defer writing off or reserving all or a portion of a basically worthless asset, even though partial recovery may be possible at some time in the future.

The Bank considers real estate, home equity and consumer loans secured by real estate that are contractually past due 90 days or more or where legal action has commenced against the borrower to be substandard. The Bank follows the Federal Financial Institutions Examination Council (“FFIEC”) Uniform Retail Credit Classification guidelines.

The Bank formally reviews the ratings on all commercial and industrial, commercial real estate and construction loans greater than $250 thousand annually. Quarterly, the Bank engages an independent third-party to review a significant portion of loans within these segments. Management uses the results of these reviews as part of its annual review process.

The following table identifies credit risk by the internally assigned grade at December 31, 2011: (in thousands)

	Credit Risk Profile By Internally Assigned Grade
	Commercial Credit Exposure			Consumer Credit Exposure
	Commercial, financial, and agricultural	Commercial real estate mortgages	Real estate construction loans	Residential mortgages (1st and 2nd liens)	Home equity loans	Consumer loans	Total
Grade:
Pass (1)	$153,645	$320,961	$22,681	$152,274	$75,787	$43,185	$768,533
Special mention	16,448	41,283	7,772	—	—	—	65,503
Substandard	36,316	66,402	17,639	8,345	3,897	646	133,245
Doubtful	243	—	1,612	—	—	—	1,855

Total	$206,652	$428,646	$49,704	$160,619	$79,684	$43,831	$969,136

(1)	Other loans of $543, not included here, consist primarily of advances under lines of credit.

The following table identifies credit risk by the internally assigned grade at December 31, 2010: (in thousands)

	Credit Risk Profile By Internally Assigned Grade (Restated)
	Commercial Credit Exposure			Consumer Credit Exposure
	Commercial, financial, and agricultural	Commercial real estate mortgages	Real estate construction loans	Residential mortgages (1st and 2nd liens)	Home equity loans	Consumer loans (2)	Total
Grade:
Pass (1)	$202,926	$314,447	$39,530	$192,527	$83,710	$67,739	$900,879
Special mention	6,291	28,823	1,773	—	—	—	36,887
Substandard	39,048	87,909	40,746	3,466	986	75	172,230
Doubtful	485	—	671	—	—	—	1,156

Total	$248,750	$431,179	$82,720	$195,993	$84,696	$67,814	$1,111,152

(1)	Other loans of $1,127, not included here, consist primarily of overdraft advances, nearly all of which have been repaid subsequent to year-end.
(2)	Net of unearned discount totalling $28 at December 31, 2010

The following table summarizes loans that have been modified as troubled debt restructurings during 2011: (dollars in thousands)

Troubled Debt Restructurings	Number of Loans	Pre-Modification Recorded Principal Balance	Post-Modification Recorded Principal Balance
Commercial, financial, and agricultural	29	$4,099	$4,123
Commercial, secured by real estate	8	8,697	8,697
Real estate construction loans	—	—	—
Residential mortgages	5	1,437	1,622
Home Equity	1	291	291
Consumer	1	34	34

Total	44	$14,558	$14,767

The following loans, modified as troubled debt restructurings within the last twelve months, became over 30 days past due during the twelve months ended December 31, 2011 (amounts at period-end, dollars in thousands)

Defaulted Troubled Debt Restructurings	Number of Loans	Recorded Principal Balance
Commercial, financial, and agricultural	11	$2,222
Commercial, secured by real estate	3	7,544
Real estate construction loans	—	—
Residential mortgages	1	502
Home Equity	—	—
Consumer	—	—

Total	15	$10,268

Note 5 — Premises and Equipment

The following table details premises and equipment: (in thousands)

	Estimated Useful Lives	2011	2010
Land	Indefinite	$3,354	$3,326
Premises	30 -40 years	27,830	24,601
Furniture, fixtures & equipment	2 - 7 years	26,479	25,276
Leasehold improvements	2 - 25 years	3,833	3,968

		61,496	57,171
Accumulated depreciation and amortization		(33,512)	(31,623)

Balance at end of year		$27,984	$25,548

Premises and accumulated depreciation and amortization includes amounts related to property under capital lease of $4,605,000, as of December 31, 2011 and $2,845,000 as of December 31, 2010. There were no amounts related to capital leases recorded as of December 31, 2009.

Depreciation and amortization charged to operations amounted to $2,510,000, $2,535,000, and $2,555,000 during 2011, 2010, and 2009, respectively. Depreciation and amortization charged to operations includes amounts related to property under capital lease of $167,000 and $50,000 in 2011 and 2010 respectively.

Note 6 — Deposits

The following table summarizes the contractual maturities of time deposits during the years after 2011: (in thousands)

Year during which Time Deposit Matures	Time Deposits > $100,000	Other Time Deposits
2012	$139,042	$60,863
2013	13,135	14,506
2014	1,974	3,715
2015	6,343	4,183
2016	7,646	3,542

Total	$168,140	$86,809

Note 7 — Borrowings

The following tables summarize the components of short- and long-term interest-bearing liabilities — principally Federal Home Loan Bank Borrowings, Securities Sold Under Agreements to Repurchase, and Federal Funds Purchased, and their related weighted-average interest rates for the years 2011 and 2010: (dollars in thousands)

December 31, 2011	Short-Term Borrowings	Long-Term Borrowings	Total
Daily average outstanding	$873	$19,397	$20,270
Total interest cost	1	653	654
Average interest rate paid	0.11%	3.37%	3.23%
Maximum amount outstanding at any month-end	$—	$40,000	$40,000
December 31, balance	—	—	—
Weighted-average interest rate on balances outstanding	—%	—%	—%

December 31, 2010	Short-Term Borrowings	Long-Term Borrowings	Total
Daily average outstanding	$53,169	$40,000	$93,169
Total interest cost	306	1,364	1,670
Average interest rate paid	0.58%	3.41%	1.79%
Maximum amount outstanding at any month-end	$137,500	$40,000	$177,500
December 31, balance	—	40,000	40,000
Weighted-average interest rate on balances outstanding	—%	3.41%	3.41%

For purposes of borrowing, Suffolk had no assets pledged as collateral to the Federal Reserve Bank as of December 31, 2011 and 2010. Assets pledged as collateral to the Federal Home Loan Bank (“FHLB”) as of December 31, 2011 and 2010 totaled $174,125,000 and $356,349,000, consisting of eligible loans and investment securities as determined under FHLB borrowing guidelines.

Note 8 — Stockholders’ Equity

Suffolk has a Dividend Reinvestment Plan. Stockholders can reinvest dividends in common stock of Suffolk at a 3 percent discount from market value on newly issued shares. Shareholders may also make additional cash purchases at market value. There were 32,614, 54,305 and 30,498 shares issued in 2011, 2010 and 2009, respectively, under this plan.

At December 31, 2011, Suffolk has a Stock Incentive Plan (“the Plan”) under which 500,000 shares of Suffolk’s common stock were originally reserved for issuance to key employees and directors, of which 20,000 have been issued at that date. Options are awarded by a committee appointed by the Board of Directors. The Plan provides that the option price shall not be less than the fair value of the common stock on the date the option is granted. Options granted in 2011 are exercisable commencing three years from the date of grant at a rate of one third per year. Options granted prior to 2010 are exercisable in full after one year. All options are exercisable for a period of ten years or less. The Plan provides for but does not require the grant of stock appreciation rights that the holder may exercise instead of the underlying option. When the stock appreciation right is exercised, the underlying option is canceled. The optionee receives shares of common stock with a fair market value equal to the excess of the fair value of the shares subject to the option at the time of exercise (or the portion thereof so exercised) over the aggregate option price of the shares set forth in the option agreement. The exercise of stock appreciation rights is treated as the exercise of the underlying option. Compensation (benefit) expense related to stock-based compensation amounted to approximately $0, $(253,000), and $(174,000), for the years ended December 31, 2011, 2010, and 2009, respectively.

The following table presents the options granted, exercised, or expired during each of the past three years:

	Shares	Weighted-average exercise price
Balance at December 31, 2008	142,500	$27.45
Options granted	15,000	28.30
Options exercised	(3,000)	—
Options expired or terminated	—	13.13

Balance at December 31, 2009	154,500	27.81
Options granted	—	—
Options exercised	(29,000)	14.44
Options expired or terminated	(36,000)	32.32

Balance at December 31, 2010	89,500	30.32
Options granted (1)	50,000	10.79
Options exercised	(5,000)	15.50
Options expired or terminated	(23,000)	28.67

Balance at December 31, 2011	111,500	$22.57

(1)	Includes a 30,000 share grant to Suffolk’s newly-appointed Chief Executive Officer as an inducement to employment with Suffolk.

The following table presents additional information:

At, or during, year ended December 31,	2011	2010	2009
Average remaining contractual life in years	6.94	4.75	4.83
Exercisable options (vested)	61,500	89,500	139,500
Options granted during the year:
Options granted	50,000	—	15,000
Weighted average fair value of options (Black-Scholes model) at date of grant:	$5.95	$—	$9.24
Black-Scholes Assumptions:
Risk-free interest rate	2.10%	—%	3.17%
Expected dividend yield	—%	—%	3.06%
Expected life in years	10	—	10
Expected volatility	42.60%	—%	36.90%

The following table details contractual weighted-average lives of outstanding options at various prices:

	By range of exercise prices
from	$10.79	$28.30	$34.39
to	10.79	32.90	34.95

Outstanding stock options		10,000	17,000
Weighted-average remaining life	10.00	4.83	3.48
Weighted-average exercise price	$10.79	$31.14	$34.79

Exercisable stock options		44,500	17,000
Weighted-average remaining life	—	4.98	3.48
Weighted-average exercise price	$—	$31.14	$34.79

		Weighted-average
At all prices	Options	price life (yrs)
Total outstanding	111,500	$22.57	6.94
Total exerciseable	61,500	$32.15	4.46

All dividends must conform to applicable statutory requirements. Under 12 USC 56-9, a national bank may not pay a dividend on its common stock if the dividend would exceed net undivided profits then on hand. Further, under 12 USC 60, a national bank must obtain prior approval from the Office of the Comptroller of the Currency (“OCC”) to pay dividends on either common or preferred stock that would exceed the bank’s net profits for the current year combined with retained net profits (net profits minus dividends paid during that period) from the prior two years. The ability of the Bank to pay dividends to Suffolk is subject to certain regulatory restrictions. Generally, dividends declared in a given year by a national bank are limited to its net profit, as defined by regulatory agencies, for that year, combined with its retained net income for the preceding two years, less any required transfer to surplus or to fund for the retirement of any preferred stock of which the Bank has none as of December 31, 2011. In addition, a national bank may not pay any dividends in an amount greater than its undivided profits and a national bank may not declare any dividends if such declaration would leave the bank inadequately capitalized. Therefore, the ability of the Bank to declare dividends will depend on its future net income and capital requirements. In addition, under the Agreement the Bank is required to establish a dividend policy that will permit the declaration of a dividend only when the Bank is in compliance with its capital program and with the prior written determination of no supervisory objection by the OCC and the Federal Reserve Bank of New York. At December 31, 2011, approximately $13,248,000 was available for dividends from the Bank to Suffolk Bancorp.

Note 9 — Income Taxes

The following table presents the (benefit) provision for income taxes in the consolidated statements of income which is comprised of the following: (in thousands)

		2011	2010 Restated	2009
Current:	Federal	$751	$5,043	$9,023
	State	345	848	1,098

		1,096	5,891	10,121
Deferred:	Federal	(4,339)	(5,691)	(143)
	State	(980)	(1,505)	(148)

		(5,319)	(7,196)	(291)

Total		$(4,223)	$(1,305)	$9,830

The total tax (benefit) expense was different from the amounts computed by applying the federal income tax rate because of the following:

	2011	2010 Restated	2009
Federal income tax (benefit) expense at statutory rates	(35)%	35%	35%
Tax-exempt interest	(56)	(55)	(8)
State income taxes net of federal benefit	(10)	(8)	2
Other	3	2	1

Total	(98)%	(26)%	30%

The effects of temporary differences between tax and financial accounting that create significant deferred-tax assets and liabilities at December 31, 2011 and 2010, and the recognition of income and expense for purposes of tax and financial reporting, are presented below: (in thousands)

	2011	2010 Restated	2009
Deferred tax assets:
Provision for possible loan losses	$15,835	$11,520	$5,008
Post-retirement benefits	551	519	498
Deferred compensation	1,941	2,001	2,012
Securities available for sale	427	—	—
Unfunded pension obligation	7,396	2,299	2,414
Other	2,003	1,839	1,105

Total deferred tax assets before valuation allowance	28,153	18,178	11,037

Valuation allowance	—	—	—
Total deferred tax assets net of valuation allowance	28,153	18,178	11,037

Deferred tax liabilities:
Securities available for sale	(8,119)	(4,975)	3,676
Other	(1,569)	(1,076)	1,132

Total deferred tax liabilities	(9,688)	(6,051)	4,808

Net deferred tax asset	$18,465	$12,127	$6,229

The deferred tax assets and liabilities are netted and presented in a single amount which is included in Other Assets in the accompanying Consolidated Statements of Condition. Suffolk had unrecognized tax benefits including interest of approximately $38,000 as of December 31, 2011 and approximately $41,000 as of December 31, 2010. Changes in unrecognized tax benefits consist of the following: (in thousands)

	Total	Federal	State
Balance December 31, 2010 (Restated)	$41	$32	$9
Additions from current year tax positions	—	—	—
Additions from prior year tax positions	—	—	—
Reductions for prior year tax positions	(3)	(2)	(1)
Settlements	—

Balance December 31, 2011	$38	$30	$8

Suffolk recognizes interest and penalties accrued relating to unrecognized tax benefits in income tax expense. There is no accrued interest relating to uncertain tax positions as of December 31, 2011. Suffolk files income tax returns in the U.S. federal jurisdiction and in New York State. Federal and New York State returns are subject to audits by tax authorities beginning with the 2008 tax year. Suffolk Greenway, Inc., a subsidiary of Suffolk Bancorp, is currently under audit with New York State for the years 2008, 2009, and 2010. There is no anticipated change as a result of this audit. It is not anticipated that the unrecognized tax benefits will significantly change over the next 12 months.

Note 10 — Employee Benefits

(A) Retirement Plan

Suffolk has a noncontributory defined benefit pension plan available to all full-time employees who are at least 21 years old and have completed at least one year of employment. The plan is governed by the rules and regulations in the Prototype Plan of the New York Bankers Association Retirement System and the Retirement System Adoption Agreement executed by the Bank. The plan is considered a single-employer plan. However, for purposes of investment, the plan contributions are pooled with those of other participants in the system.

The following tables set forth the status of Suffolk Bancorp’s combined plan as of December 31, 2011 and December 31, 2010, the time at which the annual valuation of the plan is made. (in thousands)

The following table sets forth the plan’s change in benefit obligation: (in thousands)

	2011	2010
Benefit obligation at start of year	$42,570	$35,250
Service cost	2,179	1,805
Interest cost	2,250	2,039
Actuarial loss	7,671	5,122
Benefits paid	(1,642)	(1,646)

Benefit obligation at end of year	$53,028	$42,570

The following table sets forth the plan’s change in plan assets: (in thousands)

	2011	2010
Fair value of plan assets at start of year	$32,830	$29,305
Actual return on plan assets	13	2,471
Employer contribution	3,700	2,700
Benefits paid	(1,726)	(1,646)

Fair value of plan assets at end of year	$34,817	$32,830

The following table presents the plan’s funded status and amounts recognized in the Consolidated Statements Of Condition: (in thousands)

	2011	2010
Prepaid Pension Cost	$7,780	$7,245
Unrecognized Net Loss	(25,996)	(16,992)
Unrecognized Prior Service Cost	4	8

Under Funded Status	$(18,212)	$(9,739)

Amount Included in Other Liabilities	$(18,212)	$(9,739)

Accumulated Benefit Obligation	$45,145	$35,760

In December 2010, Suffolk made an annual minimum contribution of $2,700,000 for the plan year ended September 30, 2011. In December 2011, Suffolk made an annual minimum contribution of $3,700,000 for the plan year ending September 30, 2012. There is no additional minimum required contribution for the plan year ending September 30, 2012. Suffolk expects to contribute to its pension plan in 2012.

The following table presents estimated benefits to be paid during the years indicated: (in thousands)

	Qualified Pension Plan	Post- Retirement Benefits
2012	$1,770	$66
2013	1,927	68
2014	2,112	70
2015	2,252	72
2016	2,423	73
2017-2021	14,589	390

The following table summarizes the net periodic pension cost: (in thousands)

	2011	2010	2009
Service cost	$2,179	$1,805	$1,683
Interest cost on projected benefit obligations	2,250	2,039	1,884
Expected return on plan assets	(2,238)	(2,150)	(1,561)
Net amortization & deferral	974	724	965

Net periodic pension cost	$3,165	$2,418	$2,971

Other changes in plan assets and benefit obligations recognized in other comprehensive income
Transition adjustment	$—	$—	$—
Net actuarial (gain) loss	5,348	2,419	(1,798)
Amortization of service cost	—	2	2

Total recognized in other comprehensive (income) loss	$5,348	$2,421	$(1,796)

Total recognized in net periodic pension cost and other comprehensive loss (income)	$8,513	$4,839	$1,175

Weighted-average discount rate	5.38%	5.89%	5.95%
Rate of increase in future compensation	3.50%	3.50%	3.50%
Expected long-term rate of return on assets	7.00%	7.50%	7.50%

The following table summarizes the net periodic pension cost expected for the year ended December 31, 2012. This expense amount is subject to change if a significant plan-related event should occur before the end of fiscal 2012: (in thousands)

2012
Service cost	$2,665
Interest cost on projected benefit obligations	2,218
Expected return on plan assets	(2,362)
Net amortization & deferral	1,628

Net periodic pension cost	$4,149

Weighted-average discount rate	4.27%
Rate of increase in future compensation	3.50%
Expected long-term rate of return on assets	N/A

Plan Assets

Suffolk’s pension plan weighted-average asset allocations at December 31, 2011 and 2010, by asset category are as follows:

	at December 31,
	2011	2010
Asset category
Cash	11%	11%
Equity Securities	48	48
Debt Securities	41	41
Other	—	—

Total	100%	100%

Fair Value

The following table summarizes the fair value measurements of Suffolk’s pension plan assets on a recurring basis as of December 31, 2011: (in thousands)

	Fair Value Measurements Using
Description	Active Markets for Identical Assets Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Investment in securities
Short-term investment funds	$60	$3,635	$—	$3,695
Equity securities	16,683	—	—	16,683
Fixed income securities
Collateralized mortgage obligations	—	3,403	—	3,403
Corporate bonds	—	3,137	—	3,137
Government-issued securities	—	7,899	—	7,899

Total	$16,743	$18,074	$—	$34,817

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

The following is a description of the valuation methodologies used for pension assets measured at fair value:

Level 1—Quoted prices in active markets for identical assets or liabilities.

Level 2—Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

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

The System’s overall investment strategy is to achieve a mix of approximately 97 percent of investments for long-term growth and 3 percent for near-term benefit payments with a wide diversification of asset types, fund strategies, and fund managers. The target allocations for System assets are shown in the table below. Cash equivalents consist primarily of short term investment funds. Equity securities primarily include investments in common stock and depository receipts. Fixed income securities include corporate bonds, government issues and mortgage backed securities. Other financial instruments primarily include rights and warrants.

The weighted average expected long-term rate of return is estimated based on current trends in the System’s assets as well as projected future rates of return on those assets and reasonable actuarial assumptions based on the guidance provided by ASOP No. 27 “Selection of Economic Assumptions for Measuring Pension Obligations” for long term inflation, and the real and nominal rate of investment return for a specific mix of asset classes. The following assumptions were used in determining the long-term rate of return:

Equity securities – Dividend discount model, the smoothed earnings yield model and the equity risk premium model

Fixed income securities – Current yield-to-maturity and forecasts of future yields

Other financial instruments – Comparison of the specific investment’s risk to that of fixed income and equity instruments and using judgment

The long term rate of return considers historical returns. Adjustments were made to historical returns in order to reflect expectations of future returns. These adjustments were due to factor forecasts by economists and long-term U.S. Treasury yields to forecast long-term inflation. In addition, forecasts by economists and others for long-term GDP growth were factored into the development of assumptions for earnings growth and per capita income.

Effective September 2011, the System revised its investment guidelines. The System currently prohibits its investment managers from purchasing any security greater than 5% of the portfolio at the time of purchase or greater than 8% at market value in any one issuer. In addition, the following are prohibited:

Equity securities

•	Short sales

•	Unregistered securities and

•	Margin purchases

Fixed income

•	Mortgage backed derivatives that have an inverse floating rate

•	coupon or that are interest only securities

•	Any asset backed security that is not issued by the U.S. Government or its agencies or its instrumentalities

•	Generally securities of less than Baa2/BBB quality may not be purchased

•	Securities of less than A-quality may not in the aggregate exceed 10% of the investment manager’s portfolio

Other financial instruments

•	Un-hedged currency exposure in countries not defined as “high income economies” by the World Bank

Prior to September 2011 investments in emerging countries as defined by the Morgan Stanley Emerging Markets Index, short sales, unregistered securities and margin purchases were prohibited.

All other investments not prohibited by the System are permitted. At December 31, 2011, the System holds certain investments which are no longer deemed acceptable to acquire. These positions will be liquidated when the investment managers deem that such liquidation is in the best interest of the System.

The following table presents target investment allocations for 2012, and actual allocations at December 31, 2011 and 2010, by asset category, along with the weighted-average expected long-term rate of return:

	Target Allocation	Percentage of Plan Assets at December 31,		Weighted- average Expected Long-term Rate of Return
Asset Category	2012	2011	2010
Cash equivalents	0 - 20%	10.60%	11.20%	0.39%
Equity securities	40 - 60%	47.90%	48.20%	4.62%
Fixed income securities	40 - 60%	41.50%	40.60%	1.85%
Other financial instruments	0 - 5%	—	—	—

At December 31, 2011, the portfolio was managed by two investment firms. The portfolio was split with approximately 46 percent and 52 percent under the control of the investment managers with the remaining 2 percent under the direct control of the System.

At December 31, 2011, there was 10 percent of portfolio concentration in the State Street Bank & Trust Co. Short Term Investment Fund.

(B) Director’s Retirement Income Agreement of the Bank of the Hamptons

On April 11, 1994, Suffolk acquired Hamptons Bancshares, Inc., which had a director’s deferred compensation plan. The liability for this plan was approximately $124,000 on December 31, 2011 and 2010. Interest (approximately $10,000 in 2011, $11,000 in 2010, and $13,000 in 2009) is accrued over the term of the plan. In 2011, the Bank paid approximately $10,000 to participants.

(C) Deferred Compensation

1986 Plan — In 1986, the Board approved a deferred compensation plan. Under the plan, certain employees and Directors of Suffolk elected to defer compensation aggregating approximately $177,000 in exchange for stated future payments to be made at specified dates. The rate of return on the initial deferral was guaranteed. For purposes of financial reporting, interest (approximately $58,000 in 2011, $119,000 in 2010, and $71,000 in 2009) at the plan’s contractual rate is being accrued on the deferral amounts over the expected plan term.

During 2011, Suffolk made payments of approximately $58,000 to participants of the plan. Suffolk has purchased life insurance policies on the plan’s participants based upon reasonable actuarial benefit and other financial assumptions where the present value of the projected cash flows from the insurance proceeds approximates the present value of the projected cost of the employee benefit. Suffolk is the named beneficiary on the policies. Net insurance (expense) income related to the policies aggregated approximately $156,000, $(7,000), and $17,000, in 2011, 2010, and 2009, respectively.

1999 Plan—In 1999, the Board approved a non-qualified deferred compensation plan. Under this plan, certain employees and Directors of Suffolk may elect to defer some or all of their compensation in exchange for a future payment of the compensation deferred, with accrued interest, at retirement. Participants deferred compensation totaling $100,000, $147,000, and $273,000 during 2011, 2010 and 2009, respectively. Payments of $335,000, $228,000 and $244,000 have been made to participants during 2011, 2010 and 2009, respectively.

(D) Post-Retirement Benefits Other Than Pension

The Plan provides life insurance benefits to employees meeting eligibility requirements. Employees hired after December 31, 1997 are not eligible for retiree life insurance. No other welfare benefits are covered under this plan.

The following table sets forth the post-retirement benefit liability included in other liabilities in the accompanying consolidated statements of condition as of December 31, 2011 and 2010: (in thousands)

	2011	2010
Accumulated benefit obligation	$(1,613)	$(1,366)
Unrecognized net gain	(554)	(859)
Unrecognized past service cost	(8)	(8)
Unrecognized transition obligation	0	1

Post-retirement benefit liability	$(2,175)	$(2,232)

The following table presents the plan’s funded status: (in thousands)

	2011	2010
Accrued Benefit Cost	$(2,175)	$(2,232)
Unrecognized Prior Service Cost	8	7
Unrecognized Net Gain	554	859

Underfunded Status	$(1,613)	$(1,366)

Net periodic post-retirement benefit cost (the “net periodic cost”) for the years ended December 31, 2011, 2010, and 2009 includes the following components: (in thousands)

	2011	2010	2009
Service cost of benefits earned	$3	$4	$5
Interest cost on liability	71	72	69
Unrecognized gain	(67)	(79)	(89)

Net periodic cost	$7	$(3)	$(15)

Other changes in plan assets and benefit obligations recognized in other comprehensive income
Net actuarial gain	254	89	(621)
Amortization of net actuarial loss	—	—	—

Total recognized in other comprehensive income	$254	$89	$(621)

Total recognized in net periodic pension cost and other comprehensive income	$261	$86	$(636)

Benefit assumptions are based on sponsor contributions of $0.15 per participant per month per $1,000 of life insurance.

(E) 401(k) Retirement Plan

The Bank has a 401(k) Retirement Plan and Trust (the “401(k) Plan”). Employees who have attained the age of 21 and have completed one year of service have the option to participate. Employees may elect to contribute up to a dollar limit which is set by law. The limit was $16,500 for 2011. The Bank may match up to one-half of the employee’s contribution up to a maximum of 6 percent of the employee’s annual gross compensation subject to the aforementioned limit. Employees are fully vested in their own contributions, and the Bank’s matching contributions are fully vested once the participant has six years of creditable service. Bank contributions under the 401(k) Plan amounted to $394,000, $406,000, and $396,000 in 2011, 2010, and 2009, respectively. The Bank funds all amounts when due. At December 31, 2011, contributions to the 401(k) Plan were invested in various bond, equity, money market, or diversified funds as directed by each employee. The 401(k) Plan does not allow for investment in Suffolk’s common stock.

Note 11 — Commitments and Contingent Liabilities

In the normal course of business, there are various outstanding commitments and contingent liabilities, such as standby letters of credit and commitments to extend credit, which are not reflected in the accompanying consolidated financial statements. No material losses are anticipated as a result of these transactions. Suffolk was contingently liable under standby letters of credit in the amount of $19,842,000 and $24,430,000 at December 31, 2011 and 2010, respectively. Suffolk has commitments to make or to extend credit in the form of revolving open-end lines secured by one- to four-family residential properties, commercial real estate, construction and land development loans, and lease financing arrangements in the amount of $78,336,000 and $123,672,000, and commercial loans of $26,492,000 and $33,889,000 as of December 31, 2011 and 2010, respectively.

In the opinion of management, based upon legal counsel, liabilities arising from legal proceedings against Suffolk would not have a significant effect on the financial position of Suffolk.

During 2011, Suffolk was required to maintain minimum balances with the Federal Reserve Bank of New York for reserve and clearing requirements of $2,500,000. These balances averaged $97,942,000 in 2011.

Total rental expense for the years ended December 31, 2011, 2010, and 2009 amounted to $1,638,000, $1,644,000, and $1,633,000, respectively.

At December 31, 2011, Suffolk was obligated under a number of non-cancelable leases for land and buildings used for bank purposes. Minimum annual rentals, exclusive of taxes and other charges under non-cancelable operating leases, are summarized as follows: (in thousands)

	Capital Leases	Operating Leases
2012	$300	$1,497
2013	302	1,430
2014	311	1,355
2015	317	1,250
2016 and thereafter	6,077	2,125

Total minimum lease payments	$7,307	$7,657

Less: amounts representing interest	2,539

Present value of minimum lease payments (1)	$4,768

(1)	Included in “Other Liabilities” in the Consolidated Statements of Condition is an obligation under a capital lease of $4,768,000 and $2,845,000 as of December 31, 2011 and 2010, respectively.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2011, that the Bank met all capital adequacy requirements to which it is subject.

The Bank is also subject to individual minimum capital ratios established by the OCC requiring the Bank to maintain Tier 1 Leverage Capital ratio of at least equal to 8.00 percent of adjusted total assets, to maintain a Tier 1 Risk-Based Capital ratio at least equal to 10.50 percent of risk-weighted assets, and to maintain a Total Risk-Based Capital ratio at least equal to 12.00 percent of risk-weighted assets. At December 31, 2011, the Bank met all three capital ratios. See also Note 13—Regulatory Agreements.

The Bank’s actual capital amounts and ratios are also presented in the following table: (dollars in thousands)

	Actual capital ratios		Minimum for capital adequacy		Minimum to be “Well Capitalized” under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2011
Total Capital (to risk-weighted assets)	$146,990	14.21%	$82,756	8.00%	$103,445	10.00%
Tier 1 Capital (to risk-weighted assets)	133,716	12.93%	41,378	4.00%	62,067	6.00%
Tier 1 Capital (to average assets)	133,716	8.81%	60,726	4.00%	75,907	5.00%

As of December 31, 2010 (Restated)
Total Capital (to risk-weighted assets)	$151,115	12.43%	$97,249	8.00%	$121,561	10.00%
Tier 1 Capital (to risk-weighted assets)	135,752	11.17%	48,624	4.00%	72,937	6.00%
Tier 1 Capital (to average assets)	135,752	8.12%	66,872	4.00%	83,591	5.00%

At December 31, 2011, Suffolk’s Tier 1 Leverage Capital ratio was 8.85 percent of adjusted total assets, Tier 1 Risk-Based Capital ratio was 12.98 percent of risk-weighted assets, and Total Risk-Based Capital ratio was 14.26 percent of risk-weighted assets. At December 31, 2010, Suffolk’s Tier 1 Leverage Capital ratio was 8.26 percent of adjusted total assets, Tier 1 Risk-Based Capital ratio was 11.36 percent of risk-weighted assets, and Total Risk-Based Capital ratio was 12.62 percent of risk-weighted assets.

Note 13 — Regulatory Agreement

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

Loans secured by real estate comprise 74.1 percent of the portfolio and 48.4 percent of assets. Commercial real estate loans present greater risk than residential mortgages. Suffolk has attempted to minimize the risks of these loans by considering several factors, including the creditworthiness of the borrower, location, condition, value, and the business prospects for the security property. Commercial, financial, and agricultural loans, unsecured or secured by collateral other than real estate, comprise 21.3 percent of the loan portfolio and 13.9 percent of assets. These loans present significantly greater risk than other types of loans. Average credits are greater in size than consumer loans, and unsecured loans may be more difficult to collect. Suffolk obtains, whenever possible, both the personal guarantees of the principal(s) and cross-guarantees among the principals’ business enterprises. Consumer loans, net of unearned discounts, comprised 4.5 percent of Suffolk’s loan portfolio and 3.0 percent of assets. A majority are indirect dealer-generated loans secured by automobiles. Most of these loans are made to residents of Suffolk’s primary lending area. Each loan is small in amount. Borrowers represent a cross-section of the population and are employed in a variety of industries. The risk presented by any one loan is correspondingly small, and therefore, the risk that this portion of the portfolio presents to Suffolk depends on the financial stability of the population as a whole, not any one entity or industry.

Municipal obligations constitute 55.6 percent of investment securities and 11.5 percent of assets. These obligations present slightly greater risk than U.S. Treasury securities, or those secured by the U.S. government, but significantly less risk than loans because they are backed by the full faith and taxing power of the issuer, most of which are located in the state of New York. Collateralized mortgage obligations represented 41.0 percent of investment securities and 8.5 percent of assets. These securities are backed by pools of mortgages; however, they provide more predictable cash flows because payments are assigned to specific “tranches” of securities in the order in which they are received. Suffolk invests in senior tranches, some of which provide for prioritized receipt of cash flows. Mortgage-backed securities represented 3.3 percent of the investment portfolio and less than 0.7 percent of assets.

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

	2011		2010 Restated
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash & cash equivalents	$172,559	$172,559	$41,149	$41,149
Investment securities available for sale	299,204	299,204	396,670	396,670
Investment securities held to maturity and other securities	9,395	10,241	10,016	10,703
Loans, net of discount	969,654	1,000,028	1,112,279	1,144,678
Accrued interest and loan fees receivable	6,885	6,885	7,025	7,025
Deposits	1,311,866	1,314,190	1,402,753	1,404,514
Borrowings	—	—	40,000	41,387
Accrued interest payable	348	348	591	591

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

The carrying amount and fair value of loans were as follows at December 31, 2011 and 2010: (in thousands)

	2011		2010 Restated
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Commercial, financial & agricultural	$206,652	$229,266	$248,750	$253,153
Commercial real estate mortgages	428,646	474,670	431,179	449,418
Real estate construction loans	49,704	25,383	82,720	83,389
Residential mortgages (1st & 2nd liens)	160,619	165,862	195,993	203,909
Home equity loans	79,684	78,994	84,696	84,719
Consumer loans, net of unearned discounts	43,806	25,310	67,814	68,963
Other loans	543	543	1,127	1,127

Total	$969,654	$1,000,028	$1,112,279	$1,144,678

Other assets measured at fair value are as follows: (in thousands)

	Fair Value Measurements Using
Description	12/31/2011	Active Markets for Identical Assets Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$118,613	$—	$—	$118,613
Other real estate owned	1,800	—	—	1,800
Mortgage servicing rights	1,623	—	—	1,623

Total	$122,036	$—	$—	$122,036

Mortgage servicing rights are measured at fair value on a recurring basis.

	Fair Value Measurements Using
Description	12/31/2010 Restated	Active Markets for Identical Assets Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$90,825	$—	$—	$90,825
Other real estate owned	5,719	—	—	5,719
Mortgage servicing rights	1,596	—	—	1,596

Total	$98,140	$—	$—	$98,140

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

The following tables summarize fair value measurements on a recurring basis as of December 31, 2011 and 2010 including the additional requirement to segregate classifications to correspond to the major security type classifications utilized for disclosure purposes: (in thousands)

	Fair Value Measurements Using
Description	12/31/2011	Active Markets for Identical Assets Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Treasury securities	$—	$—	$—	$—
U.S. government agency debt	—	—	—	—
Collateralized mortgage obligations	126,770	—	118,776	7,994
Mortgage-backed securities	442	—	442	—
Obligations of states and political subdivisions	171,992	—	171,992	—

Total	$299,204	$—	$291,210	$7,994

Description	12/31/2010	Active Markets for Identical Assets Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Treasury securities	$8,102	$8,102	$—	$—
U.S. government agency debt	22,495	22,495	—	—
Collateralized mortgage obligations	162,323	—	162,323	—
Mortgage-backed securities	510	—	510	—
Obligations of states and political subdivisions	203,240	—	203,240	—

Total	$396,670	$30,597	$366,073	$—

Changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the year ended December 31, 2011:

Level 3	Beginning Balance as of December 31, 2010	Net Realized Gains or (Losses)	Net Change in Unrealized Appreciation (Depreciation)	Purchases	Sales	Transfers into Level 3 (1)	Transfers out of Level 3 (1)	Ending Balance as of December 31, 2011
Assets	$—	$—	$—	$—	$—	$7,994	$—	$7,994

Liabilities	$—	$—	$—	$—	$—	$—	$—	$—

(1)	Transferred from Level 2 to Level 3 (or from Level 3 to Level 2) as inputs used to determine fair value become less observable due to fewer or greater brokers and/or vendors providing quotes for securities. Suffolk’s policy is to recognize transfers in and transfers out based on the fair values as of the specific identification date of the transfer.

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

Deposit Liabilities

The fair value of certificates of deposit less than $100,000 was calculated by discounting cash flows with applicable origination rates. At December 31, 2011, the fair value of certificates of deposit less than $100,000 totaling $87,757,000 had a carrying value of $86,809,000. At December 31, 2011, the fair value of certificates of deposit of $100,000 or more totaling $169,267,000 had a carrying value of $168,140,000.

Commitments to Extend Credit, Standby Letters of Credit, and Written Financial Guarantees

The fair value of commitments to extend credit was estimated by either discounting cash flows or using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the current creditworthiness of the counter-parties.

Credit in the form of revolving open-end lines secured by one- to four-family residential properties, commercial real estate, construction and land development loans, and lease financing arrangements was $118,123,000 and $123,672,000 as of December 31, 2011 and 2010, respectively.

The estimated fair value of written financial guarantees and letters of credit is based on fees currently charged for similar agreements. The contractual amounts of these commitments were $19,842,000 and $58,319,000 at December 31, 2011 and 2010, respectively. The fees charged for the commitments were not material in amount.

Note 16 — Suffolk Bancorp (parent company only) Condensed Financial Statements (in thousands)

Condensed Statements of Condition as of December 31,	2011	2010 Restated	2009
Assets
Due From Banks	$405	$2,058	$2,745
Investment in Subsidiaries: SCNB	135,941	134,498	136,448
Other Assets	333	1,786	444

Total Assets	$136,679	$138,342	$139,637

Liabilities and Stockholders’ Equity
Dividends Payable	$—	$1,454	$2,115
Other Liabilities	119	68	351
Stockholders’ Equity	136,560	136,820	137,171

Total Liabilities and Stockholders’ Equity	$136,679	$138,342	$139,637

Condensed Statements of Income for the Years Ended December 31,	2011	2010 Restated	2009
Income:
Dividends From Subsidiary Bank	$—	$7,825	$8,451

Expense:
Other Expense	362	141	291

Income Before Equity in Undistributed Net (Loss) Income of Subsidiaries	(362)	7,684	8,160
Equity in Undistributed Earnings (Loss) of Subsidiaries	284	(1,428)	14,388

Net (Loss) Income	$(78)	$6,256	$22,548

Condensed Statements of Cash Flows for the Years Ended December 31,	2011	2010 Restated	2009
Cash Flows From Operating Activities
Net (Loss) Income	$(78)	$6,256	$22,548
Less: Equity in Undistributed (Loss) Earnings of Subsidiaries	(285)	1,428	(14,388)
Other – Net	1,505	(1,616)	56

Net Cash Provided by Operating Activities	1,142	6,068	8,216

Cash Flows From Investing Activities
Advances to Subsidiary	(2,000)	—	—

Net Cash Used in Investing Activities	(2,000)	—	—

Cash Flows From Financing Activities
Dividend Reinvestment and Stock Option Exercises	659	1,732	809
Dividends Paid	(1,454)	(8,487)	(8,443)

Net Cash Used in Financing Activities	(795)	(6,755)	(7,634)

Net Increase (Decrease) in Cash and Cash Equivalents	(1,653)	(687)	582
Cash and Cash Equivalents, Beginning of Year	2,058	2,745	2,163

Cash and Cash Equivalents, End of Year	$405	$2,058	$2,745

Note: No income tax provision has been recorded on the books of Suffolk Bancorp since it files a return consolidated with its subsidiaries.

Note 17 — Selected Quarterly Financial Data (Unaudited)

(in thousands except for share and per-share data)

	2011				2010
	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.
							Restated
Interest income	$20,319	$19,596	$18,239	$17,335	$21,917	$21,849	$21,702	$20,838
Interest expense	1,912	1,708	1,214	1,091	2,671	2,505	2,335	2,203

Net interest income	18,407	17,888	17,025	16,244	19,246	19,344	19,367	18,635
Provision for loan losses	19,971	3,217	900	800	8,837	2,983	14,729	5,537

Net interest income after provision for loan losses	(1,564)	14,671	16,125	15,444	10,409	16,361	4,638	13,098
Other income	2,221	4,103	2,390	1,351	2,508	2,622	2,667	3,426
Other expense	13,773	15,030	14,927	15,312	11,883	12,399	13,021	13,475
(Benefit) provision for income taxes	(5,542)	474	516	329	(498)	1,792	(2,579)	(20)

Net (loss) income	$(7,574)	$3,270	$3,072	$1,154	$1,532	$4,792	$(3,137)	$3,069

Basic per-share data:

Net (loss) income	$(0.78)	$0.34	$0.31	$0.12	$0.16	$0.50	$(0.32)	$0.32
Cash dividends	$—	$—	$—	$—	$0.22	$0.22	$0.22	$0.15
Average shares	9,705,888	9,723,360	9,726,948	9,726,814	9,634,156	9,651,857	9,662,328	9,685,194

Note 18 — Legal Proceedings

On July 11, 2011, a shareholder derivative action, Robert J. Levy v. J. Gordon Huszagh, et al., No. 11 Civ. 3321 (JS), was filed in the U.S. District Court for the Eastern District of New York against the directors of Suffolk and a former officer of Suffolk. Suffolk was named as a nominal defendant. The complaint seeks damages against the individual defendants in an unspecified amount, and alleges that the individual defendants breached their fiduciary duties by making improper statements regarding the sufficiency of Suffolk’s allowance for loan losses and loan portfolio credit quality, and by failing to establish sufficient allowances for loan losses and to establish effective credit risk management policies. On September 30, 2011, Suffolk and the directors filed a motion to dismiss the complaint.

On October 28, 2011, a separate shareholder derivative action, Susan Forbush v. Edgar F. Goodale, et al., No. 33538/11, was filed in the Supreme Court of the State of New York for the County of Suffolk, against the directors of Suffolk and a former officer of Suffolk. Suffolk was named as a nominal defendant. The complaint asserts claims that are substantially similar to those asserted in the Levy action. On February 17, 2012, Suffolk and the directors filed a motion to dismiss the complaint.

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

The foregoing matters are in their preliminary phases and it is not possible to ascertain whether there is a reasonable possibility of a loss from these matters. Therefore, Suffolk concluded that an amount for a loss contingency is not to be accrued or disclosed at this time. Suffolk believes that it has substantial defenses to the claims filed against it in these lawsuits and, to the extent that these actions proceed, Suffolk intends to defend itself vigorously.

Suffolk has been informed that the SEC’s New York regional office is conducting an informal inquiry to determine whether there have been violations of the federal securities laws in connection with Suffolk’s financial reporting. The SEC has not asserted that any federal securities law violation has occurred. Suffolk believes it is in compliance with all federal securities laws and believes it has cooperated with the SEC’s informal inquiry. Although the ultimate outcome of the informal inquiry cannot be ascertained at this time, based upon information that presently is available to it, Suffolk does not believe that the informal inquiry, when resolved, will have a material adverse effect on Suffolk’s results of operations or financial condition.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Suffolk Bancorp

Riverhead, Long Island, New York

We have audited the accompanying consolidated statement of condition of Suffolk Bancorp as of December 31, 2011, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for the year ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Suffolk Bancorp as of December 31, 2011, and the results of its operations and its cash flows for the year ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Suffolk Bancorp’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 30, 2012 expressed an adverse opinion.

/s/ BDO USA, LLP

New York, New York
March 30, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders of Suffolk Bancorp

We have audited the accompanying consolidated statement of condition of Suffolk Bancorp (a New York Corporation) and subsidiaries (the “Company”) as of December 31, 2010, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Suffolk Bancorp and subsidiaries as of December 31, 2010, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

/s/ Grant Thornton LLP

New York, New York

March 15, 2011 (except for Note 1(A) and the related effects thereof as to which the date is December 20, 2011)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Suffolk Bancorp

Riverhead, Long Island, New York

We have audited Suffolk Bancorp’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Suffolk Bancorp’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

A material weakness is a deficiency, or combination control deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s assessment. Management identified material weaknesses in internal control relating to its process and procedures used to estimate the allowance for loan losses as well as in the areas of financial reporting staffing resources, interdepartmental communications, and governance and management accountability. These material weaknesses were considered in determining the nature, timing and extent of audit tests applied in our audit of the 2011 financial statements, and this report does not affect our report dated March 30, 2012 on those financial statements.

In our opinion, the Suffolk Bancorp did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2011 based on the COSO criteria.

We do not express an opinion or any other form of assurance on management’s statements referring to any corrective actions taken by the Company after the date of management’s assessment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of condition of Suffolk Bancorp as of December 31, 2011, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for the year ended December 31, 2011 and our report dated March 30, 2012 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

New York, New York
March 30, 2012

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

Suffolk and its subsidiaries had 360 full-time and 54 part-time employees on December 31, 2011.

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

Business Segment Reporting

Suffolk County National Bank is a regional bank, which offers a wide array of products and services to its customers. Pursuant to its banking strategy, emphasis is placed on building relationships with its customers, as opposed to building specific lines of business. As a result, at December 31, 2011 and 2010, Suffolk is not organized around discernible lines of business and prefers to work as an integrated unit to customize solutions for its customers, with business line emphasis and product offerings changing over time as needs and demands change. See page 37 of this Annual Report to Shareholders for the fiscal year ended December 31, 2011.

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

Imposition of Liability for Undercapitalized Subsidiaries

The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) required each federal banking agency to revise its risk-based capital standards to ensure that those standards take adequate account of interest rate risk, concentration of credit risk, and the risks of nontraditional activities, as well as reflect the actual performance and expected risk of loss on multifamily mortgages. In accordance with the law, each federal banking agency has specified, by regulation, the levels at which an insured institution would be considered “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized.” As of December 31, 2011, the Bank exceeded the capital levels required in order to be deemed “well capitalized.”

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

Section 23B requires that certain transactions between the Bank and its affiliates must be on terms substantially the same, or at least as favorable, as those prevailing at the time for comparable transactions with or involving other nonaffiliated companies. In the absence of such comparable transactions, any transaction between the Bank and its affiliates must be on terms and under circumstances, including credit standards, which in good faith would be offered to or would apply to nonaffiliated companies.

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

A national bank also may engage, subject to limitations on investment, in activities that are financial in nature, other than insurance underwriting, merchant banking, real estate development, and real estate investment, through a financial subsidiary of the bank, if the bank is “well capitalized,” “well managed,” and has at least a “satisfactory” CRA rating. Subsidiary banks of a FHC or national bank with financial subsidiaries must continue to be well capitalized and well managed in order to continue to engage in such activities without regulatory actions or restrictions, which could include divestiture of the financial subsidiary or subsidiaries. In addition, a FHC or a bank may not acquire a company that is engaged in such activities unless each of the subsidiary banks of the FHC or the bank has at least a “satisfactory” rating. At December 31, 2011, the Bank’s CRA rating was “outstanding.”

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

The Secretary utilized his authority under the TARP to invest in preferred stocks of financial institutions under a Capital Purchase Program (“CPP”). Under the CPP, Suffolk was eligible to submit an application for between $12.3 million and $36.1 million. After careful analysis, we chose to not submit an application for any TARP funds. EESA immediately raised the FDIC insurance limit from $100,000 to $250,000, which increase was made permanent by the Dodd-Frank Wall Street Reform and Consumer Protection Act.

EESA also provides that gains or losses from the sale or exchange of Fannie Mae and Freddie Mac preferred stocks by an applicable institution (which includes banks, thrifts and their holding companies) shall be treated as ordinary gains or losses. Previously, these gains or losses were treated as capital gains or losses. This provision allows applicable institutions to deduct losses realized on the sale of the preferred stocks of Fannie Mae and Freddie Mac. Prior to the passage of the Act, the tax deductibility of these losses for us was limited to offset capital gains. Due to the provisions of the tax code, Suffolk has a limited ability to realize capital gains other than from the sale of its facilities. Suffolk does not hold any preferred stock of either Fannie Mae or Freddie Mac.

The FDIC adopted the Temporary Liquidity Guarantee Program to free up credit markets and maintain confidence in uninsured transaction accounts. The FDIC guaranteed senior unsecured debt issued between October 14, 2008 and October 31, 2009. The insurance will run through June 30, 2012. The annualized guarantee fee is a 75 basis point charge of the debt issued. All FDIC-insured institutions were eligible for the program, except “troubled” institutions and a small number of grandfathered savings and loan holding companies with commercial owners. The FDIC also provided full insurance coverage for non-interest bearing transaction accounts and NOW accounts with interest rates no higher than 50 basis points at insured institutions through December 31, 2009 under the Transaction Account Guarantee Program (the “TAGP”). The cost was a 10 basis point annualized charge on amounts in excess of $250,000. Both programs had no cost for the first 30 days. After that, institutions remained in the program unless they notified the FDIC that they were opting out of one or both programs by December 12, 2008. Those institutions were not allowed to opt back in. Participating banks in both programs are subject to enhanced supervisory oversight to prevent rapid growth or excessive risk-taking. If the costs of the programs are not covered by the special fees, all FDIC-insured institutions will be assessed even if they did not participate in the programs. The Bank opted to participate in these programs. The TAGP was subsequently extended through December 31, 2012. The extension increased the rate institutions paid to 15 basis points, 20 basis points or 25 basis points, depending on the risk category assigned to the institution under the FDIC’s risk-based premium system.

The American Recovery and Reinvestment Act of 2009

On February 17, 2009, the American Recovery and Reinvestment Act of 2009 (the “Stimulus Act”) was signed into law. The purpose of the Stimulus Act is to provide stimulus for the U.S. economy. The Stimulus Act provided additional restrictions and standards throughout the period during which an institution’s obligations under the CPP remained outstanding, including:

•	Limits on compensation incentives for risk taking by senior executive officers;

•	Recovery of any compensation paid based on inaccurate financial information;

•	Prohibition on “Golden Parachute Payments;”

•	Prohibition on compensation plans that would encourage manipulation of reported earnings to enhance the compensation of employees;

•	Publicly registered TARP recipients must establish a board compensation committee comprised entirely of independent directors, for the purpose of reviewing employee compensation plans;

•	Prohibition on bonuses, retention awards, or incentive compensation, except for payments of long term restricted stock;

•	Limitation on luxury expenditures;

•	TARP recipients may be required to permit a separate shareholder vote to approve the compensation of executives, as disclosed pursuant to the SEC’s compensation disclosure rules; and

•	The chief executive officer and chief financial officer of each TARP recipient will be required to provide a written certification of compliance with these standards to the SEC.

•

The Stimulus Act required the Secretary to issue additional regulations governing executive compensation at institutions participating in the CPP. These regulations did not have a significant effect on our operations as Suffolk did not participate in the CPP program as noted above.

The Dodd-Frank Wall Street Reform and Consumer Protection Act

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), signed into law on July 21, 2011, makes extensive changes to the laws regulating financial services firms. The Dodd-Frank Act also requires significant rulemaking and mandates multiple studies which could result in additional legislative or regulatory action. Under the Dodd-Frank Act federal banking regulatory agencies are required to draft and implement enhanced supervision, examination and capital standards for depository institutions and their holding companies. The enhanced requirements include, among other things, changes to capital, leverage and liquidity standards and numerous other requirements. The Dodd-Frank Act authorizes various new assessments and fees, expands supervision and oversight authority over non-bank subsidiaries, increases the standards for certain covered transactions with affiliates and requires the establishment of minimum leverage and risk-based capital requirements for insured depository institutions. The Dodd-Frank Act also established a new federal Consumer Financial Protection Bureau with broad authority and permits states to adopt stricter consumer protection laws and enforce consumer protection rules issued by the Consumer Financial Protection Bureau. Due to the passage of the Dodd-Frank Act, all deposits held in non-interest bearing transaction accounts are fully insured, regardless of the amount in the account until December 31, 2012. Interest-bearing transaction and non-transaction accounts are subject to coverage up to $250,000 per depositor, per insured bank, for each account ownership category. Effective for the FDIC insurance assessment payable September 30, 2011, which covered the second quarter of 2011, the FDIC assessment is based on the Bank’s total average assets less Tier 1 capital, instead of deposits. The assessment on average assets will be computed at lower rates, which may result in lower deposit premiums in future years.

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

Suffolk’s results may be adversely affected if it continues to suffer higher than expected losses on its loans or is required to further increase its allowance for loan losses.

Suffolk assumes credit risk from the possibility that Suffolk will suffer losses because borrowers, guarantors, and related parties fail to perform under the terms of their loans. Management tries to minimize and monitor this risk by adopting and implementing what management believes are effective underwriting and credit policies and procedures, including how Suffolk establishes and reviews the allowance for loan losses. The allowance for loan losses is determined by continuous analysis of the loan portfolio and the analytical process is regularly reviewed and adjustments may be made based on the assessments of internal and external influences on credit quality. Those policies and procedures may still not prevent unexpected losses that could adversely affect our results. Weak economic conditions could adversely impact the ability of borrowers to repay outstanding loans or the value of collateral securing those loans. In addition, deterioration in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans, changes in regulation and regulatory interpretation and other factors, both within and outside of our control, may require an increase in the allowance for loan losses. See the sections captioned “Loan Portfolio,” “Non-Performing Loans” and “Summary of Loan Losses and Allowance for Loan Losses” beginning on page 13 of this report and Note 1(D) and Note 4 to our Consolidated Financial Statements contained in this report for further discussion related to our loan portfolio and our process for determining the appropriate level of the allowance for loan losses.

A failure to restore and maintain effective internal controls over financial reporting and disclosure controls and procedures could have a material adverse effect on Suffolk’s results of operation or financial condition.

During April of 2011, management identified possible deficiencies and/or weaknesses in Suffolk’s internal controls related to the design and implementation of policies to promptly identify problem loans and to quantify the elements of risk in problem loans. After conducting an internal review, management determined that there were material weaknesses related to the allowance for loan and lease losses, financial reporting staffing resources, interdepartmental communications and governance and management accountability. See Part I, Item 9a—Controls and Procedures on page 77. Suffolk has incurred costs and implemented certain changes in its internal controls over financial reporting and disclosure controls and procedures to address these material weaknesses. It is too early to determine the impact of these remediation steps and Suffolk has not yet determined that it has restored effective internal controls over financial reporting and disclosure controls and procedures. It is possible that additional deficiencies or weaknesses could be identified. A failure to restore and maintain effective internal controls over financial reporting and disclosure controls and procedures could have a material adverse effect on our results of operation or financial condition.

Recent financial reforms and related regulations may affect our results of operations, financial condition or liquidity.

The Dodd-Frank Act, signed into law on July 21, 2011, makes extensive changes to the laws regulating financial services firms. The Dodd-Frank Act also requires significant rulemaking and mandates multiple studies which could result in additional legislative or regulatory action. For a Description of the Dodd-Frank Act see “Supervision and Regulation—The Dodd Frank Wall Street Reform and Consumer Protection Act.” At this time, it is difficult to predict the extent to which the Dodd-Frank Act or the resulting regulations will impact Suffolk’s business. However, compliance with these new laws and regulations will likely result in additional costs, and these additional costs may adversely impact our results of operations, financial condition or liquidity.

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

The Bank is subject to individual minimum capital ratios established by the OCC requiring the Bank to maintain a Tier 1 capital ratio of at least equal to 8.00 percent of adjusted total assets, to maintain a Tier 1 capital ratio at least equal to 10.50 percent of risk-weighted assets, and to maintain a total risk based capital ratio at least equal to 12.00 percent of risk-weighted assets. At December 31, 2011, the Bank met all three capital ratios as the Bank had a Tier 1 leverage ratio of 8.81 percent, a Tier 1 risk-based capital ratio of 12.93 percent and a total risk-based capital ratio of 14.21 percent. Further increases to Suffolk’s allowance for loan losses, however, would negatively impact the Bank’s capital levels and make it difficult to maintain the capital levels directed by the OCC. If the Bank fails to maintain the required capital levels, it could be subject to further regulatory enforcement actions.

As a bank holding company that conducts substantially all of its operations through its banking subsidiary, our ability to pay dividends to stockholders depends upon the results of operations of the Bank and its ability to pay dividends to Suffolk. Dividends paid by the Bank are subject to limits imposed by law and regulation and are restricted by an agreement with the OCC.

Substantially all of Suffolk’s activities are conducted through the Bank, and Suffolk receives substantially all of its funds through dividends from the Bank. Suffolk’s ability to pay dividends to stockholders depends on the Bank’s ability to pay dividends to Suffolk. Various laws and regulations limit the amount of dividends that the Bank may pay us. In addition, under the Agreement with the OCC, the Bank is required to establish a dividend policy that will permit the declaration of a dividend only when the Bank is in compliance with its capital program and with the prior written determination of no supervisory objection by the OCC. If the Bank is unable to pay dividends to Suffolk, Suffolk will not be able to pay dividends to its stockholders.

The revisions to Suffolk’s earnings previously announced on April 12, 2011, and the restatement of Suffolk’s financial statements for the period ended September 30, 2010 and the year ended December 31, 2010, have resulted in additional costs to Suffolk and may cause Suffolk to incur further costs or result in regulatory action or litigation against Suffolk which could adversely affect its results of operation or financial condition.

On April 12, 2011, Suffolk released preliminary earnings for the first quarter of 2011. Following that release, but prior to the regulatory deadline to file its Form 10-Q, management identified possible deficiencies and/or weaknesses in Suffolk’s internal controls with respect to credit administration and credit risk management, primarily with respect to the timing of the recognition of credit risk, as well as with regard to risk rating which affected the computation of the allowance for loan losses. On May 11, 2011, Suffolk announced that it would be delayed in filing its Form 10-Q. Suffolk retained independent consultants specializing in the evaluation and computation of the allowance for loan losses that conducted an independent review of Suffolk’s loan files with respect to the correct risk-rating of credits, and to the extent possible, to evaluate when that rating might correctly have been determined, and finally, where applicable, what the correct specific impairment allowance should be. The result of the reevaluation and re-computation of the allowance for loan losses was an increase in the specific impairment allowances, offset by a decrease in the qualitative reserve percentages, resulting in an overall increase in the total allowance over that announced on April 12, 2011. On August 12, 2011, Suffolk announced that the Audit Committee of the Board of Directors had concluded that Suffolk’s previously issued financial statements as of and for the year ended December 31, 2010, the quarter ended December 31, 2010 and the quarter ended September 30, 2010, as reported in Suffolk’s Annual Report on Form 10-K and Quarterly Report on Form 10-Q, respectively, should no longer be relied upon due to an understatement of its allowance for loan losses in such periods. The reevaluation and restatement process has resulted in additional costs to Suffolk and may cause Suffolk to incur further costs that could adversely affect its results of operation or financial condition. The revisions to our earnings previously announced on April 12, 2011 and the restatement of our financial statements may also result in regulatory action or litigation against Suffolk, which could have a material adverse effect on our results of operation or financial condition.

Changes in interest rates could adversely affect Suffolk’s results of operations and financial condition.

Suffolk’s ability to generate net income depends primarily upon our net interest income. Net interest income is income that remains after deducting, from total income generated by earning assets, the interest expense attributable to the acquisition of the funds required to support earning assets. Income from earning assets includes income from loans, investment securities and short-term investments. The amount of interest income is dependent on many factors including the volume of earning assets, the general level of interest rates, the dynamics of the change in interest rates and the levels of non-performing loans. The cost of funds varies with the amount of funds necessary to support earning assets, the rates paid to attract and hold deposits, rates paid on borrowed funds and the levels of non-interest-bearing demand deposits and equity capital.

Different types of assets and liabilities may react differently, at different times, to changes in market interest rates. Management expects that Suffolk will periodically experience “gaps” in the interest-rate sensitivities of its assets and liabilities. That means either our interest-bearing liabilities will be more sensitive to changes in market interest rates than our interest earning assets, or vice versa. When interest-bearing liabilities mature or re-price more quickly than interest-earning assets, an increase in market rates of interest could reduce our net interest income. Likewise, when interest-earning assets mature or re-price more quickly than interest-bearing liabilities, falling interest rates could reduce net interest income. Management is unable to predict changes in market interest rates which are affected by many factors beyond our control including inflation, recession, unemployment, money supply, domestic and international events and changes in the United States and other financial markets. Net interest income is not only affected by the level and direction of interest rates, but also by the shape of the yield curve, relationships between interest sensitive instruments and key driver rates, as well as balance sheet growth, client loan and deposit preferences and the timing of changes in these variables.

Management attempts to manage risk from changes in market interest rates, in part, by controlling the mix of interest rate-sensitive assets and interest rate-sensitive liabilities. Management reviews Suffolk’s interest rate risk position and modify its strategies based on projections to minimize the impact of future interest rate changes. However, interest rate risk management techniques are not exact. A rapid increase or decrease in interest rates could adversely affect our results of operations and financial condition. Additional information about the nature of these risks and how they are managed can be found in the following locations in this report:

Credit Risk: under the captions “Non-Performing Loans” and “Summary of Loan Losses and Allowance for Loan Losses” beginning on page 16 of this report.

Interest Rate Risk: under the captions “Asset/Liability Management & Liquidity” and “Interest Rate Sensitivity” on pages 24 through 27 of this report, respectively.

Market Risk: under the caption “Market Risk” on page 27 of this report.

Potential impairment in the carrying value of goodwill could negatively impact our earnings and capital.

At December 31, 2011, we had goodwill totaling $814,000. Goodwill is reviewed for impairment at least annually or more frequently if events or changes in circumstances indicate that the carrying value may not be recoverable. Given the current economic environment, we could be required to evaluate the recoverability of goodwill prior to our normal annual assessment if we experience disruption in our business and/or sustained market capitalization declines. These types of events and the resulting analyses could result in goodwill impairment charges in the future. These non-cash impairment charges could adversely affect our results of operations in future periods.

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

On October 28, 2011, a separate shareholder derivative action, Susan Forbush v. Edgar F. Goodale, et al., No. 33538/11, was filed in the Supreme Court of the State of New York for the County of Suffolk, against the directors of Suffolk and a former officer of Suffolk. Suffolk was named as a nominal defendant. The complaint asserts claims that are substantially similar to those asserted in the Levy action. On February 17, 2012, Suffolk and the directors filed a motion to dismiss the complaint.

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

The foregoing matters are in their preliminary phases and it is not possible to ascertain whether there is a reasonable possibility of a loss from these matters. Therefore, Suffolk concluded that an amount for a loss contingency is not to be accrued or disclosed at this time. Suffolk believes that it has substantial defenses to the claims filed against it in these lawsuits and, to the extent that these actions proceed, Suffolk intends to defend itself vigorously.

ITEM 4.	Mine Safety Disclosures

Not applicable.

PART II

ITEM 5.	Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

See also pages 4, 26, and 32 of this Annual Report to Shareholders for the fiscal year ended December 31, 2011.

At February 29, 2011, there were approximately 1,334 equity holders of record and approximately 7,143 beneficial shareholders of Suffolk’s common stock. Information concerning dividends and the price range of the common stock can be found on page 4 of this Annual Report to Shareholders.

Comparison of Cumulative Total Return of Suffolk Bancorp, Industry Index, and Broad Market (in $)

	1/1/07	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11
Suffolk Bancorp	100.00	80.54	93.34	77.89	64.73	28.30
NASDAQ Banks	100.00	79.26	57.79	48.42	57.29	51.19
NASDAQ US	100.00	108.47	66.35	95.38	113.19	113.81
source: CRSP Total Return Indices - NASDAQ

ASSUMES $100 INVESTED ON JANUARY 1, 2007 –

ASSUMES DIVIDEND REINVESTED – FISCAL YEAR ENDING DECEMBER 31, 2010

The following table illustrates equity compensation plan information as of December 31, 2011:

Equity Compensation Plan Information (item 201(d))

Plan category at December 31, 2011	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (a)	Weighted-average exercise price of outstanding options, warrants, and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	81,500	$26.91	480,000
Equity compensation plans not approved by security holders	30,000	10.79	—

Total	111,500	22.57	480,000

ITEM 6.	Selected Financial Data

See also page 65 of this Annual Report to Shareholders for the fiscal year ended December 31, 2011.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

See also pages 8 - 31 of this Annual Report to Shareholders for the fiscal year ended December 31, 2011.

ITEM 7a.	Quantitative and Qualitative Disclosure about Market Risk

See also page 27 of this Annual Report to Shareholders for the fiscal year ended December 31, 2011.

ITEM 8.	Financial Statements and Supplementary Data

See also pages 32 - 65 of this Annual Report to Shareholders for the fiscal year ended December 31, 2011.

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On January 19, 2012, the Audit Committee of the Board of Directors of Suffolk Bancorp (“Suffolk”) determined not to engage Grant Thornton LLP (“Grant Thornton”) as Suffolk’s independent registered public accounting firm for the audit of the company’s financial statements for the fiscal year ended December 31, 2011, and has engaged a new independent registered public accounting firm to perform that audit. (See section (a) below.)

The audit reports of Grant Thornton on Suffolk’s consolidated financial statements as of and for the years ended December 31, 2010 and 2009 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles. During Suffolk’s two most recent fiscal years and through January 19, 2012, there has not been any disagreement with Grant Thornton on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which if not resolved to the satisfaction of Grant Thornton, would have caused it to make reference to the subject matter of the disagreement in connection with its report on Suffolk’s financial statements, except as follows:

Grant Thornton disagreed with management’s methodology of calculating the ASC 450, Contingencies, component of the allowance for loan and lease losses (“ALLL”). Specifically, Grant Thornton informed Suffolk’s Audit Committee and management that management initially used a multiplier in its calculation to arrive at the ALLL and that the methodology using the multiplier was not appropriate under accounting principles generally accepted in the United States. Management ultimately agreed to change its methodology to correct for the multiplier and accordingly to revise the calculation of the ASC 450 component of the ALLL. The Audit Committee has advised Grant Thornton that this disagreement was not a factor in the decision not to engage Grant Thornton as Suffolk’s auditor for the fiscal year ended December 31, 2011.

Management’s Report on Internal Control over Financial Reporting and Grant Thornton’s Report of Independent Registered Public Accounting Firm on internal control over financial reporting for the year ended December 31, 2010 disclosed that management had identified material weaknesses in internal control relating to its processes and procedures used to estimate the allowance for loan losses as well as in the areas of financial reporting staffing resources, interdepartmental communications, and governance and management accountability. As a result, both management and Grant Thornton concluded that Suffolk had not maintained effective internal control over financial reporting as of December 31, 2010. Full disclosure of these weaknesses are included in Item 9A of Amendment 1 to Suffolk’s Annual Report on Form 10-K for the year ended December 31, 2010. There were no other reportable events as described in Item 304(a)(1)(v) of Regulation S-K.

On January 23, 2012, Suffolk provided Grant Thornton with a copy of the foregoing disclosure and requested that Grant Thornton furnish a letter addressed to the Securities and Exchange Commission indicating whether or not it agrees with such disclosures. Attached hereto as Exhibit 16.1 is Grant Thornton’s letter dated January 25, 2012.

(a)	On January 19, 2012, the Audit Committee retained BDO USA, LLP (“BDO”) as Suffolk’s new independent registered public accounting firm. During the two most recent fiscal years and the subsequent interim period up to the date of engagement, Suffolk has not consulted with BDO regarding the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on Suffolk’s financial statements or as to any disagreement or reportable event as described in Item 304(a)(1)(iv) and Item 304(a)(1)(v) of Regulation S-K.

ITEM 9a.	Controls and Procedures

Suffolk’s Chief Executive Officer and Chief Financial Officer (collectively, the “Certifying Officers”) evaluated the effectiveness of Suffolk’s disclosure controls and procedures (as defined in Rules 13a-15(e) of the Securities Exchange Act of 1934) as of December 31, 2011. As discussed below, management has concluded that there exist material weaknesses in internal control over financial reporting as of December 31, 2011. Due to these material weaknesses, the Certifying Officers have concluded that Suffolk’s disclosure controls and procedures were not effective as of December 31, 2011.

(a) Management’s Report on Internal Control over Financial Reporting

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

Management evaluated the effectiveness, as of December 31, 2011, of Suffolk’s internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

A “material weakness” in internal control over financial reporting is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected in a timely basis.

As a result of the misstatements in the estimate of the allowance for loan losses and the accounting treatment for the recognition of gains on assets received in loan settlements, related to the issues described in Note 1(A) to the notes to consolidated financial statements, as well as in the areas of financial reporting staffing resources, interdepartmental communications, and governance and management accountability, management determined that material weaknesses in Suffolk’s internal control over financial reporting existed as of December 31, 2011 and, therefore concluded that its internal control over financial reporting was not effective as of December 31, 2011.

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

Financial Reporting Staffing Resources

Management concluded that a material weakness existed due to insufficient staffing resources that were in dedicated permanent positions within the accounting function with sufficient skills and industry knowledge of Generally Accepted Accounting Principles in the United States (“US GAAP”) and regulatory accounting, which resulted in insufficient documentation and monitoring over the financial reporting cycle, including preparing financial statements and disclosures. Among other factors identified, the prior Chief Financial Officer resigned as of June 24, 2011. Suffolk immediately engaged an interim accounting consultant to assist with financial reporting in the meantime; however, the individual was not an officer of Suffolk. Suffolk’s President and Chief Executive Officer was appointed as Acting Chief Financial Officer until a permanent Chief Financial Officer was hired, representing a significant concentration of authority in one individual during that time period. A new Chief Financial Officer and a new Comptroller joined Suffolk during the first quarter of 2012.

Interdepartmental Communications

Management concluded that a material weakness existed due to insufficient communications at the interdepartmental levels. There was inconsistent exchange of important financial information between Suffolk’s accounting and operating functions that led to errors in classifying loans as performing loans when the loans were non-performing. That was one factor resulting in the allowance for loan and lease losses to be understated as of September 30, 2010 and December 31, 2010, as described above at “Allowance for Loan and Lease Losses.”

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

See page 63 of this Form 10-K.

(c) Remediation of Material Weaknesses in Internal Control over Financial Reporting

Suffolk has implemented certain changes in its internal controls as of the date of this report to address the material weaknesses. Specifically, subsequent to December 31, 2010, management has taken the following steps to remediate the material weaknesses set forth above:

Allowances for Loan and Lease Losses

1.	Hired a new Chief Lending Officer during the second quarter of 2011. During the first quarter of 2012, the Chief Lending Officer was promoted into the newly created position of Chief Credit Officer. As Chief Credit Officer, the position’s responsibilities include credit administration, credit review, and loan workout.

2.	Hired a new, highly-experienced Chief Lending Officer during the first quarter of 2012.

3.	Improved staff by hiring a new loan administrator, additional underwriting staff and a loan workout specialist.

4.	Reorganized the credit department to ensure appropriate separation of duties and developed expanded training for Suffolk’s lenders.

5.	Hired a senior credit officer to run a newly created separate loan review and workout department.

6.	Changed Suffolk’s credit policy to require identification of concentrations of risk, analysis of our customer’s global cash flows, reappraisal and re-evaluation of collateral, more accurate and timely credit-risk rating procedures and improved underwriting processes and standards.

7.	Incorporated the results of a systematic re-appraisal of commercial real estate which secures loans in excess of $1 million.

8.	Engaged qualified outside consultants to assist in re-evaluating risk ratings.

9.	Improved the processes for identifying loans and the determination of the amount of impairment.

10.	Augmented Suffolk’s credit policy to govern loan workout.

11.	Implemented a new procedure to ensure that OREO was accounted for in accordance with US GAAP.

Financial Reporting Staffing Resources

12.	During the first quarter of 2012, hired a qualified, highly-experienced Chief Financial Officer with sufficient knowledge of US GAAP, regulatory accounting and the banking industry and the skills to effectively implement that knowledge.

13.	During the first quarter of 2012, hired a qualified and highly-experienced Comptroller with sufficient knowledge of US GAAP, regulatory accounting, and the banking industry and the skills to effectively implement that knowledge.

14.	Increased oversight of the financial reporting process through the Audit Committee and the Compliance Committee, the latter of which meets at least monthly or more often.

15.	Created and filled the new position of Treasurer to further relieve the Chief Financial Officer of day-to-day duties in asset liability management, investment portfolio management and additional treasury functions.

16.	Enhanced procedures to ensure that all reconciliations of all departments are completed and reviewed to ensure accuracy.

17.	Compiled individual policies into comprehensive written policies and procedures for the accounting function which will include specific policies, procedures and controls for financial reporting.

18.	Increased automation of the accounting and financial reporting process to free staff resources to focus on financial reporting.

Interdepartmental Communications

19.	Established a process for both credit and finance staff to review the computation of specific impairment allowances under ASC 310-10 – Receivables – Impairment of a Loan and established enhanced reporting from core systems available directly to personnel in accounting and finance.

Governance and Management Accountability

20.	Hired a new, qualified, and highly-experienced President and Chief Executive Officer effective December 31, 2011.

21.	Formed a Compliance Committee of the Board to oversee compliance and, later, to respond to the Agreement with the OCC.

22.	Implemented procedures to track all regulatory compliance through structured matrices.

23.	Engaged qualified independent consultants to assist with compliance with the Agreement with the OCC, including an assessment of key management roles.

24.	Outsourced the internal audit function to a qualified risk management firm to provide greater independence and depth to the function.

25.	Appointed a Vice Chairman of the Board to provide daily oversight of management on behalf of the full Board and to communicate back to the Board.

Suffolk cannot determine the impact of the remediation steps at the time of filing of this report.

Changes in Internal Control Over Financial Reporting

In connection with the remediation referred to above, certain changes to the internal control over financial reporting have occurred during the fourth quarter of 2011 that are reasonably likely to materially affect Suffolk’s internal control over financial reporting.

PART III

ITEM 10.	Directors, Executive Officers, and Corporate Governance

The information required by this Item is incorporated herein under the caption “Directors and Executive Officers” in Suffolk’s definitive Proxy Statement for the 2012 Annual Meeting of Shareholders (the “2012 Proxy Statement”) to be filed with the Commission pursuant to Regulation 14A under the Exchange Act within 120 days of Suffolk’s fiscal year end.

EXECUTIVE OFFICERS’ EXPERIENCE

Name	Age	Position	Dates			Business Experience during past 5 years

Howard C. Bluver	55	President, Chief Executive	Dec-11	-	Present	President, CEO, and Director, Suffolk Bancorp
		Officer	Dec-11	-	Present	President, CEO, and Director, SCNB
			2005	-	2011	President, JDS Financial Group, LLC (financial-instituion advisory firm)
			1994	-	2005	EVP, General Counsel, Chief Enterprise Risk Officer, Greenpoint Financial Corp
						Employed by Suffolk since December 2011

Brian K. Finneran	54	Executive Vice President,	Feb-12	-	Present	EVP and Chief Financial Officer, Suffolk Bancorp
		Chief Financial Officer	Feb-12	-	Present	EVP and Chief Financial Officer, SCNB
			1997	-	2012	EVP and Chief Financial Officer, State Bancorp, Inc

Frank D. Filipo	60	Executive Vice President,	Mar-03	-	Present	EVP, Suffolk Bancorp
		Operating Officer	Mar-11	-	Present	EVP, Operating Officer, SCNB
			Feb-10		Mar-11	EVP, Chief Retail Officer, SCNB
			Mar-03		Feb-10	EVP, SCNB
			Sep-01		Mar-03	SVP, Commercial Loans, SCNB
						Employed by Suffolk from April 1994 to September 1996 and since September 2001

Karen A. Hamilton	58	Executive Vice President,	May-11	-	Present	EVP, Suffolk Bancorp
		Chief Credit Officer	Mar-12	-	Present	EVP and Chief Credit Officer, SCNB
			May-11	-	Mar-12	EVP and Chief Lending Officer, SCNB
			2009	-	2011	Senior Manager - Commercial Lending, Loan Workout & Portfolio Review: Astoria Federal
			2003	-	2009	SVP Regional Credit Administrator, JP Morgan Chase Employed by Suffolk since May 2011

Michael R. Orsino	61	Executive Vice President,	Mar-12	-	Present	EVP, Suffolk Bancorp
		Chief Lending Officer	Mar-12	-	Present	EVP and Chief Lending Officer, SCNB
			2007	-	2011	President Hudson Valley/Metro NY district - KeyBank
			2005	-	2007	President Capital Region district - KeyBank Employed by Suffolk since March 2012

ITEM 11.	Executive Compensation

The information required by this Item is incorporated herein under the caption “Executive Compensation” in the 2012 Proxy Statement to be filed with the Commission pursuant to Regulation 14A under the Exchange Act within 120 days of Suffolk’s fiscal year end.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein under the caption “Voting Securities and Principal Holders Thereof” in the 2012 Proxy Statement to be filed with the Commission pursuant to Regulation 14A under the Exchange Act within 120 days of Suffolk’s fiscal year end.

ITEM 13.	Certain Relationships and Related Transactions and Director Independence

The information required by this Item is incorporated herein under the caption “Transactions with Directors, Executive Officers, and Associates” in the 2012 Proxy Statement to be filed with the Commission pursuant to Regulation 14A under the Exchange Act within 120 days of Suffolk’s fiscal year end.

ITEM 14.	Principal Accountant Fees and Services

The following table presents the fees billed for each of the last two fiscal years by Suffolk’s principal accountants by category:

	2011	2010
Audit fees - Grant Thornton, LLP (1)	$2,380,440	$302,705
Audit fees billed - BDO USA, LLP (1)	225,000	—
Audit-related fees - Grant Thornton, LLP (2)	37,260	24,840
Tax fees	—	—
All other fees	—	9,440

	$2,642,700	$336,985

(1)	Consists of fees for professional services rendered for the audit of Suffolk’s annual financial statements and review of interim financial statements, and services that are normally provided by Suffolk’s registered independent public accounting firm in connection with statutory and regulatory filings or engagements, work related to section 404 of SOX, consents and audits of subsidiary companies.

On January 25, 2012, Suffolk filed a Form 8-K reporting that on January 19, 2012, the Audit Committee of the Board of Directors determined not to engage Grant Thornton, LLP as Suffolk’s independent registered public accounting firm for the audit of the Company’s financial statements for the fiscal year ended December 31, 2011, and has engaged BDO USA, LLP as Suffolk’s new independent registered public accounting firm.

(2)	Consists of fees billed for the audit of the Suffolk County National Bank 401(k) Savings and Protection Plan and the Suffolk County National Bank Employees’ Retirement Plan.

The Audit Committee pre-approves all auditing services and permitted non-audit services (including the fees and terms thereof) to be performed for Suffolk by its independent auditor, subject to the de minimis exceptions for non-audit services described in Section 10A (i) (1) (B) of the Exchange Act which are approved by the Committee prior to the completion of the audit. The Audit Committee may form and delegate authority to subcommittees consisting of one or more members when appropriate, including the authority to grant pre-approvals of audit and permitted non-audit services, provided that decisions of such subcommittee to grant pre-approvals shall be presented to the full Audit Committee at its next scheduled meeting. Fees for consultation concerning the computation and filing of income taxes and restatements of related tax provisions of $125,800 for 2011 and fees concerning the computation and filing of income taxes amounting to $46,575 for 2010 were paid to the firm of Marcum & Kliegman, LLP.

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules

The following consolidated financial statements of the Registrant and Subsidiaries, and the accountants’ reports thereon, are included on pages 32 through 67 inclusive.

Financial Statements (Consolidated)

Statements of Condition — December 31, 2011 and 2010.

Statements of Income — For the years ended December 31, 2011, 2010 and 2009.

3.1	Certificate of Incorporation of Suffolk Bancorp (filed by incorporation by reference to Exhibit 3.(i) to Suffolk Bancorp’s Form 10-K for the fiscal year ended December 31, 1999, filed March 10, 2000)

3.2	Bylaws of Suffolk Bancorp (filed by incorporation by reference to Exhibit 3.(ii) to Suffolk Bancorp’s Form 10-K for the fiscal year ended December 31, 1999, filed March 10, 2000)

10.1	Suffolk Bancorp 2009 Stock Incentive Plan (filed by incorporation by reference to Exhibit C to Suffolk Bancorp’s Form 10-K for the fiscal year ended December 31, 2008, filed March 13, 2009)

10.2	Suffolk Bancorp Form of Change-of-Control Employment Contract (filed by incorporation by reference to Exhibit D to Suffolk Bancorp’s Form 10-K for the fiscal year ended December 31, 2008, filed March 13, 2009)

10.3	Suffolk Bancorp Form of Change-of-Control Employment Contract (filed herewith)

10.4	Suffolk Bancorp Form of Option Agreement (filed herewith)

10.5	Suffolk Bancorp Severance Agreement (filed by incorporation by reference to Exhibit 99.1 to Suffolk Bancorp’s report on Form 10-Q for the quarterly period ended June 30, 2011, filed December 20, 2011)

10.6	Suffolk Bancorp Letter Agreement (filed by incorporation by reference to Exhibit 10.1 to Suffolk Bancorp’s report on Form 8-K, filed January 3, 2012)

16.1	Grant Thornton, LLP’s letter dated January 25, 2012 (filed by incorporation by reference to Exhibit 10.1 to Suffolk Bancorp’s report on Form 8-K, filed January 25, 2012)

21.1	Subsidiaries of the Registrant (filed herewith)

23.1	Consent of Independent Registered Public Accounting Firm (filed herewith)

23.2	Consent of Independent Registered Public Accounting Firm (filed herewith)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (filed herewith)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (filed herewith)

101	The following materials from the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Changes in Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows and (v) Notes to the Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Suffolk Bancorp
Registrant

/s/ Howard C. Bluver
Howard C. Bluver
President & Chief Executive Officer
(principal executive officer)

/s/ Brian K. Finneran
Brian K. Finneran
Executive Vice President & Chief Financial Officer
(principal financial officer and principal accounting officer)

Dated: March 30, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ EDGAR F. GOODALE
Edgar F. Goodale
Chairman of the Board & Director

By:	/s/ HOWARD C. BLUVER
Howard C. Bluver
President, Chief Executive Officer
(Principal Executive Officer) & Director

By:	/s/ JOSEPH A. GAVIOLA
Joseph A. Gaviola
Vice Chairman of the Board & Director

By:	/s/ JAMES E. DANOWSKI
James E. Danowski
Director

By:	/s/ DAVID A. KANDELL
David A. Kandell
Director

By:	/s/ THOMAS S. KOHLMANN
Thomas S. Kohlmann
Director

By:	/s/ TERENCE X. MEYER
Terence X. Meyer
Director

By:	/s/ SUSAN V. B. O’SHEA
Susan V. B. O’Shea
Director

By:	/s/ JOHN D. STARK, JR.
John D. Stark, Jr.
Director

Dated: March 30, 2012

Exhibit 31.1

CERTIFICATION OF PERIODIC REPORT

I, Howard C. Bluver, certify that:

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

c. Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d. Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s Board of Directors (or persons performing the equivalent functions):

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

Date: March 30, 2012

/s/ HOWARD C. BLUVER
Howard C. Bluver
President & Chief Executive Officer

Exhibit 31.2

CERTIFICATION OF PERIODIC REPORT

I, Brian K. Finneran, certify that:

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

c. Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d. Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s Board of Directors (or persons performing the equivalent functions):

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

Date: March 30, 2012

/s/ BRIAN K. FINNERAN
Brian K. Finneran
Chief Financial Officer

Exhibit 32.1

CERTIFICATION OF PERIODIC REPORT

I, Howard C. Bluver, President & Chief Executive Officer of Suffolk Bancorp (the “Company”), certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that: (1) the Annual Report on Form 10-K of the Company for the year ended December 31, 2011 (the “Report”) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and (2) the information contained in the Report fairly represents, in all material respects, the financial condition and results of operations of the Company.

Dated: March 30, 2012

/s/ HOWARD C. BLUVER
Howard C. Bluver
President & Chief Executive Officer

Exhibit 32.2

CERTIFICATION OF PERIODIC REPORT

I, Brian K. Finneran, Chief Financial Officer of Suffolk Bancorp (the “Company”), certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that: (1) the Annual Report on Form 10-K of the Company for the year ended December 31, 2011 (the “Report”) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and (2) the information contained in the Report fairly represents, in all material respects, the financial condition and results of operations of the Company.

Date: March 30, 2012

/s/ BRIAN K. FINNERAN
Brian K. Finneran
Chief Financial Officer

SUFFOLK BANCORP

DIRECTORS

Edgar F. Goodale

Chairman of the Board

President; Riverhead Building Supply Corp.

(building supply distributor)

Joseph A. Gaviola

Vice Chairman of the Board

Principal; Gaviola’s Montauk Market

Chris-Nic Properties

(retail, commercial and residential real estate)

Howard C. Bluver

President & Chief Executive Officer

James E. Danowski

Partner; Cullen & Danowski, LLP

(accounting firm)

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

Howard C. Bluver

President & Chief Executive Officer

Brian K. Finneran

Executive Vice President & Chief Financial Officer

Frank D. Filipo

Executive Vice President & Operating Officer

Karen A. Hamilton

Executive Vice President & Chief Credit Officer

Michael R. Orsino

Executive Vice President & Chief Lending Officer

DIRECTORY OF OFFICES AND DEPARTMENTS

Area Code (631)
ON THE WEB AT:	WWW.SCNB.COM	Telephone	FAX

Executive Offices	4 West Second Street, P.O. Box 9000, Riverhead, N.Y. 11901	208-2400	727-2638

Amityville Office	400 Merrick Road, Amityville, N.Y. 11701	532-3500	608-4856

Bohemia Office	3880 Veterans Memorial Highway, Bohemia, N.Y. 11716	585-4477	585-4809

Center Moriches Office	502 Main Street, Center Moriches, N.Y. 11934	878-8800	878-4431

Collections	206 Griffing Avenue, Riverhead, N.Y. 11901	208-2370	727-5732

Commercial Loans	4 West Second Street, P.O. Box 9000, Riverhead, N.Y. 11901	208-2201	727-5798

	3880 Veterans Memorial Highway, Bohemia, N.Y. 11716	580-0181	580-0183

	137 West Broadway, Port Jefferson, N.Y. 11777	642-1000	642-0200

	295 North Sea Road, Southampton, N.Y. 11968	287-3104	287-3296

Compliance	4 West Second Street, P.O. Box 9000, Riverhead, N.Y. 11901	208-2291	727-8010

Comptrollers	4 West Second Street, P.O. Box 9000, Riverhead, N.Y. 11901	208-2270	369-2230

Consumer Loans	4 West Second Street, P.O. Box 9000, Riverhead, N.Y. 11901	208-2222	727-5521

Corporate Services (Investor Relations)	4 West Second Street, P.O. Box 9000, Riverhead, N.Y. 11901	727-5667	727-3214

Cutchogue Office	31525 Main Road, P.O. Box 702, Cutchogue, N.Y. 11935	734-5050	734-7759

Deer Park Office	21 East Industry Court, Suite 4, Deer Park, N.Y. 11729	274-4888	274-4810

East Hampton Pantigo Office	351 Pantigo Road, East Hampton, N.Y. 11937	324-2000	324-6367

East Hampton Village Office	99 Newtown Lane, East Hampton, N.Y. 11937	324-3800	324-3863

Facilities	4 West Second Street, P.O. Box 9000, Riverhead, N.Y. 11901	208-2333	208-0767

Hampton Bays Office	168 West Montauk Highway, Hampton Bays, N.Y. 11946	728-2700	728-8311

Hauppauge Office	110 Marcus Boulevard, Hauppauge, N.Y. 11788	436-5400	436-4454

Human Resources	4 West Second Street, P.O. Box 9000, Riverhead, N.Y. 11901	208-2310	727-3170

Information Technology	206 Griffing Avenue, Riverhead, N.Y. 11901	208-2495	369-5834

Investments and Insurance at SCNB	6 West Second Street, P.O. Box 9000, Riverhead, N.Y. 11901	208-2380	727-3210

Manorville Office	460 County Road 111, Suite 18, Manorville, N.Y. 11949	281-8200	281-5695

Marketing	4 West Second Street, P.O. Box 9000, Riverhead, N.Y. 11901	208-2323	727-9223

Mattituck Office	10900 Main Road, P.O. Box 1420, Mattituck, N.Y. 11952	298-9400	298-9188

Medford Office	2801 Route 112, Suite B, Medford, N.Y. 11763	758-1500	758-1509

Middle Island Office	900 Middle Country Road, Middle Island, N.Y. 11953	345-0010	345-5377

Miller Place Office	159 Route 25A, Unit 21, Miller Place, N.Y. 11764	474-8400	474-5357

Montauk Harbor Office	541 West Lake Drive, P.O. Box 2368, Montauk, N.Y. 11954	668-4333	668-3643

Montauk Village Office	746 Montauk Highway, P.O. Box 743, Montauk, N.Y. 11954	668-5300	668-1214

Operations	206 Griffing Avenue, Riverhead, N.Y. 11901	208-2450	369-5834

Port Jefferson Harbor Office	135 West Broadway, Port Jefferson, N.Y. 11777	474-7200	331-7806

Port Jefferson Station Office	1510 Route 112, Port Jefferson Station, N.Y. 11776	473-0222	473-0775

Port Jefferson Village Office	228 East Main Street, Port Jefferson, N.Y. 11777	473-7700	473-9406

Residential Mortgage Loans	4 West Second Street, P.O. Box 9000, Riverhead, N.Y. 11901	208-2244	369-2468

Retail Banking	4 West Second Street, P.O. Box 9000, Riverhead, N.Y. 11901	208-2300	727-3873

Riverhead, Ostrander Avenue Office	1201 Ostrander Avenue, P.O. Box 9000, Riverhead, N.Y. 11901	727-6800	727-5095

Riverhead, Second Street Office	6 West Second Street, Riverhead, N.Y. 11901	208-2350	727-3210

Sag Harbor Office	17 Main Street, P.O. Box 1268, Sag Harbor, N.Y. 11963	725-3000	725-4627

Sayville Office	161 North Main Street, Sayville, N.Y. 11782	218-1600	218-9425

SCNB Financial Services, Inc.	31525 Main Road, P.O. Box 702, Cutchogue, N.Y. 11935	208-2380	727-3210

Shoreham Office	9926 Route 25A, P.O. Box 622, Shoreham, N.Y. 11786	744-4400	744-6743

Smithtown Office	222 Middle Country Road, Suite 108, Smithtown, N.Y. 11787	979-3400	979-3430

Southampton Office	295 North Sea Road, Southampton, N.Y. 11968	283-3800	287-3293

Wading River Office	2065 Wading River-Manor Road, Wading River, N.Y. 11792	929-6300	929-6799

Water Mill Office	828 Montauk Highway, P.O. Box 216, Water Mill, N.Y. 11976	726-4500	726-7573

Wealth Management Services	3880 Veterans Memorial Highway, Bohemia, N.Y. 11716	285-6600	285-6610

West Babylon Office	955 Little East Neck Road, West Babylon, N.Y. 11704	669-7300	669-5211

Westhampton Beach Office	144 Sunset Avenue, Westhampton Beach, N.Y. 11978	288-4000	288-9252