Form 10-Q
period 2012-03-31
SUFFOLK BANCORP
filed 2012-05-10
CIK 754673

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

9,726,814 SHARES OF COMMON STOCK OUTSTANDING AS OF May 1, 2012

SUFFOLK BANCORP AND SUBSIDIARIES

Item 1—Financial Statements

SUFFOLK BANCORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CONDITION

AS OF MARCH 31, 2012 (unaudited) AND DECEMBER 31, 2011

(In thousands of dollars except for share data)

	xxxxxxxxxxxxxxx	xxxxxxxxxxxxxxx
	March 31, 2012	December 31, 2011
ASSETS
Cash and Cash Equivalents
Non-interest Bearing Deposits	$35,509	$73,651
Interest Bearing Deposits	176,795	98,908
Federal Funds Sold	1,150	—

Total Cash and Cash Equivalents	213,454	172,559

Federal Reserve Bank, Federal Home Loan Bank, and Other Stock	2,536	2,536

Investment Securities:
Available for Sale, at Fair Value	287,539	299,204
Held to Maturity (Fair Value of $9,988 and $10,161, respectively) Obligations of States & Political Subdivisions	9,194	9,315

Total Investment Securities	296,733	308,519

Total Loans, Net of Unearned Discount	939,736	969,654
Allowance for Loan Losses	40,008	39,958

Net Loans	899,728	929,696

Premises & Equipment, Net	27,854	27,984
Deferred Taxes, Net	19,552	18,465
Income Tax Receivable	4,721	5,421
Other Real Estate Owned, Net	1,800	1,800
Accrued Interest and Loan Fees Receivable	6,133	6,885
Prepaid FDIC Assessment	1,508	1,843
Goodwill and Other Intangibles	2,414	2,437
Other Assets	6,222	6,082

TOTAL ASSETS	$1,482,655	$1,484,227

LIABILITIES & STOCKHOLDERS’ EQUITY
Demand Deposits	$508,075	$525,379
Saving, N.O.W. & Money Market Deposits	537,681	531,544
Time Certificates of $100,000 or More	179,983	168,140
Other Time Deposits	85,537	86,809

Total Deposits	1,311,276	1,311,872

Unfunded Pension Liability	19,003	18,212
Capital Leases	4,719	4,737
Accrued Interest Payable	348	348
Other Liabilities	11,382	12,498

TOTAL LIABILITIES	1,346,728	1,347,667

Commitment and Contingent Liabilities

STOCKHOLDERS’ EQUITY
Common Stock (par value $2.50; 15,000,000 shares authorized; 9,726,814 and 9,712,070 shares outstanding, respectively)	34,330	34,330
Surplus	24,037	24,010
Retained Earnings	92,471	91,303
Treasury Stock at Par (4,005,270 shares)	(10,013)	(10,013)
Accumulated Other Comprehensive Loss, Net of Tax	(4,898)	(3,070)

TOTAL STOCKHOLDERS’ EQUITY	135,927	136,560

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$1,482,655	$1,484,227

See accompanying notes to condensed consolidated financial statements.

SUFFOLK BANCORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

(Unaudited, in thousands of dollars except for share and per share data)

	2012	2011
INTEREST INCOME
Loans and Loan Fees	$12,394	$16,448
United States Treasury Securities	—	70
Obligations of States & Political Subdivisions (tax-exempt)	1,521	1,896
Obligations of States & Political Subdivisions (taxable)	5	15
Collateralized Mortgage Obligations	1,194	1,628
Mortgage-Backed Securities	7	8
U.S. Government Agency Obligations	—	154
Federal Funds Sold & Interest Due from Banks	77	16
Dividends	46	84

Total Interest Income	15,244	20,319

INTEREST EXPENSE
Saving, N.O.W. & Money Market Deposits	317	634
Time Certificates of $100,000 or more	439	582
Other Time Deposits	280	357
Interest on Borrowings	—	339

Total Interest Expense	1,036	1,912

Net Interest Income	14,208	18,407
Provision for Loan Losses	—	19,971

Net Interest Income (Loss) After Provision for Loan Losses	14,208	(1,564)

OTHER INCOME
Service Charges on Deposit Accounts	950	1,005
Other Service Charges, Commissions & Fees	750	667
Fiduciary Fees	201	225
Other Operating Income	354	324

Total Other Income	2,255	2,221

OTHER EXPENSE
Employee Compensation Expense	8,584	7,545
Net Occupancy Expense	1,454	1,534
Equipment Expense	512	482
Outside Services	1,146	888
FDIC Assessments	70	1,131
Other Real Estate Owned Expense	47	140
Other Operating Expense	2,792	2,053

Total Other Expense	14,605	13,773

Income (Loss) Before Income Tax Expense (Benefit)	1,858	(13,116)
Income Tax Expense (Benefit)	690	(5,542)

NET INCOME (LOSS)	$1,168	$(7,574)

Average:
Common Shares Outstanding	9,726,814	9,705,888
Dilutive Stock Options	—	—

Average Total	9,726,814	9,705,888

EARNINGS (LOSS) PER COMMON SHARE
Basic	$0.12	$(0.78)
Diluted	$0.12	$(0.78)

See accompanying notes to condensed consolidated financial statements.

SUFFOLK BANCORP AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011 (Unaudited, in thousands of dollars)

	2012	2011
Net Income (Loss)	$1,168	$(7,574)
Other Comprehensive (Loss) Income, Net of Taxes:
(Decrease) Increase in Unrealized Gain on Securities Available for Sale Arising During the Period, Net of Taxes of $(1,079) and $751, Respectively	(1,573)	1,099
Post-Retirement Plan Benefit Obligation	(255)	(89)

Total Other Comprehensive (Loss) Income, Net of Taxes	(1,828)	1,010

Total Comprehensive (Loss), March 31	$(660)	$(6,564)

See accompanying notes to condensed consolidated financial statements.

SUFFOLK BANCORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

(Unaudited, in thousands of dollars)

	2012	2011
Common Stock
Balance, January 1	$34,330	$34,236
Stock Appreciation
Rights and Stock Options Exercised	—	12
Stock Dividend Reinvestment, net	—	45

Balance, March 31	34,330	34,293

Surplus
Balance, January 1	24,010	23,368
Stock Option Expense	27	—
Stock Appreciation
Rights and Stock Options Exercised	—	65
Stock Dividend Reinvestment, net	—	355

Balance, March 31	24,037	23,788

Retained Earnings
Balance, January 1	91,303	91,450
Net Income (Loss)	1,168	(7,574)
Stock Appreciation
Rights and Stock Options Exercised	—	(70)

Balance, March 31	92,471	83,806

Treasury Stock
Balance, January 1	(10,013)	(10,005)
Stock Appreciation
Rights and Stock Options Exercised	—	(8)

Balance, March 31	(10,013)	(10,013)

Accumulated Other Comprehensive Loss, Net of Tax
Balance, January 1	(3,070)	(2,229)
Other Comprehensive (Loss) Income	(1,828)	1,010

Balance, March 31	(4,898)	(1,219)

Total Stockholders Equity, March 31	$135,927	$130,655

See accompanying notes to condensed consolidated financial statements.

SUFFOLK BANCORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

(Unaudited, in thousands of dollars)

	2012	2011
NET INCOME (LOSS)	$1,168	$(7,574)
ADJUSTMENTS TO RECONCILE NET INCOME (LOSS)
TO NET CASH PROVIDED BY OPERATING ACTIVITIES
Provision for Loan Losses	—	19,971
Depreciation and Amortization	648	656
Stock Option Expense	27	—
Net Amortization of Premiums and Accretion of Discounts	504	641
Decrease in Income Taxes Receivable	700	2,478
Decrease (Increase) in Accrued Interest and Loan Fees Receivable	752	(921)
Increase in Other Assets	(140)	(6,503)
Decrease in Prepaid FDIC Assessment	335	—
Decrease in Other Intangibles	23	—
Decrease in Unfunded Pension Liability	791	791
Decrease in Capital Lease Payable	(18)	—
Decrease in Accrued Interest Payable	—	(30)
Decrease in Other Liabilities	(1,373)	(1,932)

Net Cash Provided By Operating Activities	3,417	7,577

CASH FLOWS FROM INVESTING ACTIVITIES
Principal Payments on Investment Securities	8,100	9,097
Maturities of Investment Securities—Available for Sale	30,406	1,000
Purchases of Investment Securities—Available for Sale	(30,000)	(3,287)
Maturities of Investment Securities—Held to Maturity	143	222
Purchases of Investment Securities—Held to Maturity	(25)	—
Loan Repayments—Net	29,968	12,638
Purchases of Premises and Equipment—Net	(518)	(326)
Proceeds from Sale of Other Real Estate Owned	—	2,457

Net Cash Provided By Investing Activities	38,074	21,801

CASH FLOWS FROM FINANCING ACTIVITIES
Net (Decrease) Increase in Deposit Accounts	(596)	12,644
Dividends Paid to Stockholders	—	(1,454)
Proceeds from Stock Dividend Reinvestment	—	400

Net Cash (Used in) Provided By Financing Activities	(596)	11,590

Net Increase in Cash and Cash Equivalents	40,895	40,968
Cash and Cash Equivalents Beginning of Period	172,559	41,149

Cash and Cash Equivalents End of Period	$213,454	$82,117

Supplemental Disclosure of Cash Flow Information:
Cash Received During the Year for Interest	$17,057	$19,398

Cash Paid During the Year for:
Interest	$1,249	$1,942
Income Taxes	—	191

Total Cash Paid During Year for Interest & Income Taxes	$1,249	$2,133

See accompanying notes to condensed consolidated financial statements.

SUFFOLK BANCORP AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated financial statements of Suffolk Bancorp (“Suffolk”) and its consolidated subsidiaries, primarily Suffolk County National Bank (the “Bank”), have been prepared to reflect all adjustments (consisting solely of normally recurring accruals) necessary for a fair presentation of the financial condition and results of operations for the periods presented. Certain information and footnotes normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) have been condensed or omitted. Notwithstanding, management believes that the disclosures are adequate to prevent the information from misleading the reader, particularly when the accompanying condensed consolidated financial statements are read in conjunction with the audited consolidated financial statements and notes thereto included in the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011.

The results of operations for the three months ended March 31, 2012 are not necessarily indicative of the results of operations to be expected for the remainder of the year.

Certain prior period amounts have been reclassified to conform to the current period’s presentation.

(2) Recent Accounting Pronouncements

In April 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-03, Transfers and Servicing (Topic 860), “Reconsideration of Effective Control for Repurchase Agreements,” which amends the authoritative accounting guidance under ASC Topic 860 “Transfers and Servicing.” The amendments in this update remove from the assessment of effective control (1) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee, and (2) the collateral maintenance implementation guidance related to that criterion. The amendments in this update are effective for the first interim or annual period beginning on or after December 15, 2011, and should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. Early adoption is not permitted. Adoption of this update did not have a material effect on Suffolk’s results of operations or financial condition.

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820), “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS,” which amends the authoritative accounting guidance under ASC Topic 820 “Fair Value Measurement” to more closely align US GAAP with International Financial Reporting Standards (“IFRS”). This standard requires the disclosure of: (1) the reason for the measurement for both recurring and nonrecurring fair value measurements; (2) all transfers between levels of the fair value hierarchy must be separately reported and described; (3) for all Level 2 and Level 3 fair value measurements, a description of the valuation technique(s) and the inputs used in those measurements; (4) For Level 3 measurements, the quantitative information about the significant unobservable inputs used in those measurements; (5) a description of the valuation processes used in Level 3 fair value measurements, as well as narrative descriptions about those measurement’s sensitivity to changes in unobservable inputs if such changes would significantly alter the fair value measurement; and (6) expanded disclosure of the categorization by level of the fair value hierarchy for the items that are not measured at fair value in the balance sheet, but for where the estimated fair value is required to be disclosed (e.g. portfolio loans and deposits). This new guidance was effective prospectively beginning January 1, 2012 and it did not have a material effect on Suffolk’s condensed consolidated financial statements upon implementation. The new disclosures of the fair value levels of Suffolk’s assets and liabilities are set forth in Note 3. The amendment is effective for interim and annual periods beginning after December 15, 2011 and early application is not permitted. Adoption of this update did not have a material effect on Suffolk’s results of operations or financial condition.

In June 2011, the FASB issued ASU No. 2011-05, Topic 220, “Presentation of Comprehensive Income,” in order to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. This standard eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. This update requires all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income. Regardless of which presentation method an entity chooses, the entity is required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s), where the components of net income and the components of other comprehensive income are presented. This new guidance was effective retrospectively for all annual and interim periods presented beginning January 1, 2012 and Suffolk now presents a separate condensed consolidated statement of comprehensive income. In October 2011, the FASB decided to defer the presentation of reclassification adjustments pending further consideration.

In September 2011 the FASB issued ASU 2011-08, “Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment,” to give both public and nonpublic entities the option to qualitatively determine whether they can bypass the two-step goodwill impairment test under FASB ASC 350-20, Intangibles – Goodwill and Other. Under the new guidance, if an entity chooses to perform a qualitative assessment and determines that it is more likely than not (a more than 50 percent likelihood) that the fair value of a reporting unit is less than its carrying amount, it would then perform Step 1 of the annual goodwill impairment test in ASC 350-20 and, if necessary, proceed to Step 2. Otherwise, no further evaluation would be necessary. The amended guidance is effective for interim and annual goodwill impairment tests performed for fiscal years beginning after December 15, 2011, although early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued. Suffolk adopted ASU 2011-08 effective in the third quarter of 2011. Adoption of this update did not have an effect on Suffolk’s results of operations or financial condition.

(3) Fair Value

Suffolk records investments available for sale, other real estate owned (“OREO”), mortgage servicing rights and impaired loans at fair value. Fair value measurement is determined based on the assumptions that market participants would use in pricing the asset or liability in an exchange. The definition of fair value includes the exchange price which is the price in an orderly transaction between market participants to sell an asset or transfer a liability in the principal market for the asset or liability. Market participant assumptions include assumptions about risk, the risk inherent in a particular valuation technique used to measure fair value and/or the risk inherent in the inputs to the valuation technique, as well as the effect of credit risk on the fair value of liabilities. Suffolk uses three levels of the fair value inputs to measure assets, as described below.

Basis of Fair Value Measurement:

Level 1 – Valuations based on quoted prices in active markets for identical investments.

Level 2 – Valuations based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly. Level 2 inputs include: (i) quoted prices for similar investments in active markets; (ii) quoted prices for identical investments traded in non-active markets (i.e., dealer or broker markets); and (iii) inputs other than quoted prices that are observable or inputs derived from or corroborated by market data for substantially the full term of the investment.

Level 3 – Valuations based on inputs that are unobservable, supported by little or no market activity, and significant to the overall fair value measurement.

The following table presents the carrying amounts and fair values of Suffolk’s financial instruments. FASB ASC 825, “Financial Instruments,” defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation: (in thousands)

	March 31, 2012		December 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash & cash equivalents	$213,454	$213,454	$172,559	$172,559
Investment securities available for sale	270,197	287,539	299,204	299,204
Investment securities held to maturity	9,194	9,988	9,315	10,161
Total loans	939,736	968,654	969,654	1,000,028
Accrued interest and loan fees receivable	6,133	6,133	6,885	6,885
Deposits	1,311,276	1,313,522	1,311,866	1,314,190
Accrued interest payable	348	348	348	348

Fair value estimates are made at a specific point in time and may be based on judgments regarding losses expected in the future, risk, and other factors that are subjective in nature. The methods and assumptions used to produce the fair value estimates follow.

Short-term financial instruments are valued at the carrying amounts included in the condensed consolidated statements of condition, which are reasonable estimates of fair value due to the relatively short term nature of the instruments. This approach applies to cash and cash equivalents; accrued interest and loan fees receivable; non-interest-bearing demand deposits; N.O.W., money market, and saving accounts; and accrued interest payable.

Fair values are estimated for portfolios of loans with similar characteristics. Loans are segregated by type. The fair value of performing loans was calculated by discounting scheduled cash flows through their estimated maturity using estimated market discount rates that reflect the credit and interest rate risk of the loan. Estimated maturity is based on the Bank’s history of repayments for each type of loan and an estimate of the effect of the current economy. Fair value for significant non-performing loans is based on recent external appraisals of collateral, if any. If appraisals are not available, estimated cash flows are discounted using a rate commensurate with the associated risk. Assumptions regarding credit risk, cash flows, and discount rates are made using available market information and specific borrower information.

	March 31, 2012		December 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Commercial, financial & agricultural	$211,184	$229,537	$206,652	$229,266
Commercial real estate mortgages	412,722	432,734	428,646	474,670
Residential mortgages (1st & 2nd liens)	152,318	157,908	160,619	165,862
Home equity loans	77,015	76,385	79,684	78,994
Consumer loans	37,790	23,187	43,806	25,310
Other loans	423	423	543	543

Total	$939,736	$968,654	$969,654	$1,000,028

Other assets measured at fair value were as follows: (in thousands)

		Fair Value Measurements Using
Description	March 31, 2012	Active Markets for Identical Assets Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$127,957	$—	$—	$127,957
Other real estate owned	1,800	—	—	1,800
Mortgage servicing rights (1)	1,600	—	—	1,600

Total	$131,357	$—	$—	$131,357

(1)	Mortgage servicing rights are measured at fair value on a recurring basis.

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

The following tables summarize the valuation of financial instruments measured at fair value on a recurring basis in the consolidated statements of condition at March 31, 2012 and December 31, 2011, including the additional requirement to segregate classifications to correspond to the major security type classifications utilized for disclosure purposes: (in thousands)

		Fair Value Measurements Using
Description	March 31, 2012	Active Markets for Identical Assets Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Obligations of states and political subdivisions	$168,254	$—	$168,254	$—
Collateralized mortgage obligations	118,861	—	111,153	7,708
Mortgage-backed securities	424	—	424	—

Total	$287,539	$—	$279,831	$7,708

There were no transfers between, into and/or out of Levels 1, 2, or 3 during the quarter ended March 31, 2012.

		Fair Value Measurements Using
Description	December 31, 2011	Active Markets for Identical Assets Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Obligations of states and political subdivisions	$171,992	$—	$171,992	$—
Collateralized mortgage obligations	126,770	—	118,776	7,994
Mortgage-backed securities	442	—	442	—

Total	$299,204	$—	$291,210	$7,994

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

The fair value of certificates of deposit less than $250,000 is calculated by discounting cash flows with applicable origination rates. At March 31, 2012, the fair value of certificates of deposit less than $250,000 totaling $159,985,000 had a carrying value of $158,288,000. The fair value of certificates of deposit of $250,000 or more totaling $107,780,000 had a carrying value of $107,232,000 at the same date.

The fair value of commitments to extend credit was estimated by either discounting cash flows or using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the current creditworthiness of the counterparties.

The estimated fair value of written financial guarantees and letters of credit is based on fees currently charged for similar agreements. The contractual amounts of these commitments were $18,773,000 and $19,842,000 at March 31, 2012 and December 31, 2011, respectively. The fees charged for the commitments were not material in amount.

(4) Investment Securities

The amortized cost, estimated fair values, and gross unrealized gains and losses of Suffolk’s investment securities available for sale and held to maturity at March 31, 2012 and December 31, 2011, respectively, were: (in thousands)

	March 31, 2012				December 31, 2011
	Amortized Cost	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Amortized Cost	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
Available for sale:
Obligations of states and political subdivisions	$156,090	$168,254	$12,164	$—	$156,663	$171,992	$15,329	$—
Collateralized mortgage obligations	113,731	118,861	5,885	(754)	122,155	126,770	5,768	(1,153)
Mortgage-backed securities	376	424	48		391	442	51	—

Balance at end of period	270,197	287,539	18,097	(754)	279,209	299,204	21,148	(1,153)

Held to maturity:
Obligations of states and political subdivisions	9,194	9,988	794	—	9,315	10,161	846	—

Balance at end of period	9,194	9,988	794	—	9,315	10,161	846	—

Total Investment Securities	$279,391	$297,527	$18,891	$(754)	$288,524	$309,365	$21,994	$(1,153)

The amortized cost, maturities, and approximate fair value of Suffolk’s investment securities at March 31, 2012 were as follows: (in thousands)

	Available for Sale						Held to Maturity		Total
	U.S. Treasury Securities		U.S. Govt. Agency Debt		Obligations of States & Political Subdivisions		Obligations of States & Political Subdivisions		Total Amortized Cost	Total Fair Value
(1) Maturity (in years)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Fair Cost	Fair Value
Within 1	$—	$—	$—	$—	$896	$912	$2,282	$2,290	$3,178	$3,202
After 1 but within 5	—	—	—	—	57,584	61,911	3,921	4,201	$61,505	$66,112
After 5 but within 10	—	—	—	—	96,206	103,920	2,991	3,497	$99,197	$107,417
After 10	—	—	—	—	1,404	1,511	—	—	$1,404	$1,511

Subtotal	—	—	—	—	156,090	168,254	9,194	9,988	$165,284	$178,242
Collateralized mortgage obligations	—	—	—	—	113,731	118,861	—	—	$113,731	$118,861
Mortgage-backed securities	—	—	—	—	376	424	—	—	$376	$424

Total	$—	$—	$—	$—	$270,197	$287,539	$9,194	$9,988	$279,391	$297,527

(1)	Maturities shown are stated maturities. Securities backed by mortgages are expected to have substantial periodic prepayments resulting in weighted average lives considerably less than what would be surmised from the table above.

As a member of the Federal Reserve System, the Bank owns Federal Reserve Bank stock with a book value of $712,000. The stock has no maturity and there is no public market for the investment.

As a member of the Federal Home Loan Bank of New York (“FHLB”), the Bank owns 17,442 shares of FHLB stock with a book value of $1,744,000. The stock has no maturity and there is no public market for the investment. The stock continues to pay dividends and has not placed restrictions on redemptions and as such, was not deemed impaired as of March 31, 2012.

At March 31, 2012 and December 31, 2011, investment securities carried at $216,850,000 and $201,207,000, respectively, were pledged to secure trust deposits and public funds on deposit.

The table below indicates the length of time individual securities have been held in a continuous unrealized loss position at the date indicated: (in thousands)

As of March 31, 2012		Less than 12 months		12 months or longer		Total
	Number of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Type of securities	Securities	Value	losses	value	losses	value	losses
Collateralized Mortgage Obligations	2	$—	$—	$7,708	$754	$7,708	$754

As of December 31, 2011		Less than 12 months		12 months or longer		Total
Type of securities	Number of Securities	Fair Value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Collateralized Mortgage Obligations	2	$—	$—	$7,994	$1,153	$7,994	$1,153

Management evaluates securities for other-than-temporary impairment (“OTTI”) at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. All of the Company’s investment securities classified as available-for-sale or held-to-maturity are evaluated for OTTI under SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities.”

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

The unrealized losses in Suffolk’s collateralized mortgage obligations at March 31, 2012 were caused by changes in interest rates, a significant widening of credit spreads across markets for these securities, and illiquidity in the financial markets for these instruments. These securities include two non-agency private label issues held at a continuous, unrealized loss for twelve months or longer and are either super-senior or senior in tranche structure. Each of these securities has some level of credit enhancement, and none are collateralized by sub-prime loans. With the assistance of a third party, management reviews the characteristics of these securities periodically, including levels of delinquency and foreclosure, projected losses at various degrees of severity, and credit enhancement and coverage. Based on the aforementioned periodic analysis, it was determined that no securities had additional impairment at March 31, 2012.

The following table summarizes the two non-agency, private label collateralized mortgage obligation securities, by year of vintage with OTTI, credit ratings and related credit losses recognized in earnings at March 31, 2012. Management determined the estimated fair values for each security based on discounted cash flow analyses using the Intex Desktop Valuation model. Management explicitly calculates the credit component utilizing conditional default and loss severity vectors with the Intex model. Management relies on FASB ASC paragraph 820-10-55-5 to provide guidance on the discount rates to be used when a market is not active. According to the standard, the discount rate should take into account all of the following factors:

•	The time value of money (risk-free rate)
•	Price for bearing the uncertainty in the cash flows (risk premium)
•	Other case-specific factors that would be considered by market participants, including a liquidity adjustment.

Weighted average key assumptions utilized in the valuations were as follows:

•	Discount Rate – 10.5%
•	Voluntary Prepayments – 16.2%
•	Conditional Default Rates – 10.1% for the first 24 months, then trending downward in a linear fashion for the following 12 months, then to zero through approximately 17 years.
•	Loss Severity – 54.8% trending downward to terminal loss severities of 23%, in a linear fashion, at 2.5% per year.

	Year of Vintage	Total Fair Value	Total Amortized Cost	Total OTTI Related to Credit Loss at Mar. 31, 2012
(in thousands)	2006
Rating:
Total Non-Agency
CMOs
CCC and Below	$7,708	$7,708	$8,462	$—

Total Non-Agency
CMOs	$7,708	$7,708	$8,462	$—

The significant unobservable inputs used in the fair value measurements of Suffolk’s collateralized mortgage obligations are voluntary prepayment rates, conditional default rates and loss severity in the event of default. Significant increases or decreases in any of those inputs in isolation would result in a significantly higher or lower fair value measurement. Generally, a change in the assumption used for the conditional default rates is accompanied by a directionally similar change in the assumption used for the loss severity and a directionally opposite change in the assumption used for voluntary prepayment rates.

(5) Loans

The following table categorizes total loans (net of unearned discount) at March 31, 2012 and December 31, 2011: (dollars in thousands)

	March 31, 2012	% of Total Loans	December 31, 2011	% of Total Loans
Commercial, financial, and agricultural	$211,184	22.5%	$206,652	21.3%
Commercial real estate	412,722	43.9	428,646	44.2
Real estate construction loans	48,284	5.1	49,704	5.1
Residential mortgages (1st and 2nd liens)	152,318	16.2	160,619	16.6
Home equity loans	77,015	8.2	79,684	8.2
Consumer loans	37,815	4.0	43,831	4.5
Other loans	423	0.1	543	0.1

Total Loans	939,761	100.0%	969,679	100.0%
Unearned discount	(25)		(25)
Allowance for loan losses	(40,008)		(39,958)

Balance at end of period	$899,728		$929,696

(6) Allowance for Loan Losses

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

The general component covers non impaired loans and is based on historical loss experience, adjusted for qualitative factors. The historical loss experience is determined by portfolio segment, and is based on the actual loss history experienced by Suffolk over the historical loan loss period which is a rolling twelve month period. This actual loss experience is supplemented with other qualitative factors based on the risks present for each portfolio segment. These qualitative factors include consideration of the following: levels of and trends in delinquencies and impaired loans; levels of and trends in charge-offs and recoveries; trends in volume and terms of loans; effects of any changes in risk selection and underwriting standards; other changes in lending policies, procedures and practices; experience, ability, and depth of lending management and other relevant staff; national and local economic trends and conditions; industry conditions; and effects of changes in credit concentrations. The following portfolio segments have been identified:

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

Delinquent, non-performing, and classified loans have trended upward in recent quarters. These are primary factors in the determination of the allowance.

At March 31, 2012, non-performing loans, including non-accrual loans and loans contractually past due 90 days or more with regard to payment of principal and/or interest, totaled $83,152,000 as compared to $80,760,000 at December 31, 2011. When compared to total loans, non-performing loans rose to 8.8 percent at March 31, 2012, up from 8.3 percent at December 31, 2011. An increase in commercial non-accrual loans was primarily responsible for the growth in total non-accrual loans at March 31, 2012.

The following table presents information about the allowance for loan losses: (in thousands of dollars except for ratios)

	For the Three Months Ended
	March 31, 2012	March 31, 2011
Balance, January 1,	$39,958	$28,419

Loans charged-off:
Commercial, financial & agricultural loans	337	727
Commercial real estate mortgages	—	—
Real estate—construction loans	—	—
Residential mortgages (1st and 2nd liens)	395	48
Home equity loans	61	70
Consumer loans	32	57
Other loans	—	—

Total Charge-offs	$825	$902

Loans recovered after charge-off:
Commercial, financial & agricultural loans	$855	$37
Commercial real estate mortgages		—
Real estate—construction loans	—	—
Residential mortgages (1st and 2nd liens)	1	—
Home equity loans	—	—
Consumer loans	19	14
Other loans	—	—

Total recoveries	$875	$51

Net (recoveries) charge-offs	(50)	851
Reclass to Allowance for Contingent Liabilities	—	—
Provision for loan losses	—	19,971

Balance, End of Period	$40,008	$47,539

Further information pertaining to the allowance for loan losses at March 31, 2012 is as follows: (in thousands)

	Commercial, financial, and agricultural	Commercial real estate	Real estate construction loans	Residential mortgages (1st and 2nd liens)	Home equity loans	Consumer loans	Total
Allowance for loan losses:
Ending balance (total allowance)	$25,599	$11,029	$623	$2,007	$451	$299	$40,008
Ending balance: individually evaluated for impairment	6,935	1,288	—	—	—	—	$8,223
Ending balance: collectively evaluated for impairment	18,664	9,741	623	2,007	451	299	$31,785
Loan balances:
Ending balance (loan portfolio) (1)	$211,184	$412,722	$48,284	$152,318	$77,015	$37,790	$939,313
Ending balance: individually evaluated for impairment	30,388	65,791	18,576	8,506	4,013	683	$127,957
Ending balance: collectively evaluated for impairment	180,796	346,931	29,708	143,812	73,002	37,107	$811,356

(1)	Other loans of $423, not included here, consist primarily of advances under lines of credit.

Further information pertaining to the allowance for loan losses at December 31, 2011 is as follows: (in thousands)

	Commercial, financial, and agricultural	Commercial real estate	Real estate construction loans	Residential mortgages (1st and 2nd liens)	Home equity loans	Consumer loans	Total
Allowance for loan losses:
Ending balance (total allowance)	$25,080	$11,029	$623	$2,401	$512	$313	$39,958
Ending balance: individually evaluated for impairment	7,477	3,092	57	—	—	—	10,626
Ending balance: collectively evaluated for impairment	17,603	7,937	566	2,401	512	313	29,332

Loan balances:
Ending balance (loan portfolio) (1)	$206,652	$428,646	$49,704	$160,619	$79,684	$43,831	$969,136
Ending balance: individually evaluated for impairment	36,559	66,402	19,251	8,345	3,897	646	135,100
Ending balance: collectively evaluated for impairment	170,093	362,244	30,453	152,274	75,787	43,185	834,036

(1)	Other loans of $543, not included here, consist primarily of advances under lines of credit.

The following is a summary of current and past due loans at March 31, 2012: (in thousands)

	Past Due
	30-59 days	60-89 days	90 days & over	Total	Current	Total
Commercial:
Commercial, financial, and agricultural	$2,131	$2,489	$19,384	$24,004	$187,180	$211,184
Commercial real estate mortgages	2,178	1,400	44,871	48,449	364,273	412,722
Real estate construction loans	—	8,832	7,003	15,835	32,449	48,284
Consumer:
Residential mortgages (1st and 2nd liens)	3,873	454	7,197	11,524	140,794	152,318
Home equity loans	424	196	4,014	4,634	72,381	77,015
Consumer loans	122	11	683	816	36,974	37,790

Total (1)	$8,728	$13,382	$83,152	$105,262	$834,051	$939,313

(1)	Other loans of $423, not included here, consist primarily of advances under lines of credit.

The	following is a summary of current and past due loans at December 31, 2011: (in thousands)

	Past Due
	30-59 days	60-89 days	90 days & over	Total	Current	Total
Commercial:
Commercial, financial, and agricultural	$9,774	$8,574	$16,867	$35,215	$171,437	$206,652
Commercial real estate mortgages	4,981	4,843	45,344	55,168	373,478	428,646
Real estate construction loans	1,282	—	6,978	8,260	41,444	49,704
Consumer:
Residential mortgages (1st and 2nd liens)	3,479	1,144	7,028	11,651	148,968	160,619
Home equity loans	—	198	3,897	4,095	75,589	79,684
Consumer loans	215	78	646	939	42,892	43,831

Total (1)	$19,731	$14,837	$80,760	$115,328	$853,808	$969,136

(1)	Other loans of $543, not included here, consist primarily of advances under lines of credit.

The following is a summary of impaired loans: (in thousands)

	March 31, 2012				December 31, 2011
	Impaired Loans with Valuation Reserves	Impaired Loans without Valuation Reserves	Total Impaired Loans	Total Valuation Reserves	Impaired Loans with Valuation Reserves	Impaired Loans without Valuation Reserves	Total Impaired Loans	Total Valuation Reserves
Commercial, financial & agricultural loans	$15,678	$14,710	$30,388	$6,935	$15,674	$20,885	$36,559	$7,477
Commercial real estate mortgages	15,358	50,433	65,791	1,288	19,715	46,687	66,402	3,092
Real estate construction loans	—	18,576	18,576	—	2,207	17,044	19,251	57
Residential mortgages (1st & 2nd liens)	—	8,506	8,506	—	—	8,345	8,345	—
Home equity loans	—	4,013	4,013	—	—	3,897	3,897	—
Consumer loans	—	683	683	—	—	646	646	—

Total	$31,036	$96,921	$127,957	$8,223	$37,596	$97,504	$135,100	$10,626

	Quarter ended March 31, 2012	Year ended December 31, 2011
Average investment in impaired loans	$129,209	$120,174
Interest income recognized on impaired loans	$771	$4,762
Interest income recognized on a cash basis on impaired loans	$—	$—

The following is a summary of information pertaining to impaired and non-accrual loans: (in thousands)

	March 31, 2012	December 31, 2011
Impaired loans without a valuation allowance	$96,921	$97,504
Impaired loans with a valuation allowance	31,036	37,596

Total impaired loans	$127,957	$135,100

Valuation allowance related to impaired loans	$8,223	$10,626
Total non-accrual loans	83,152	80,760
Total loans past due 90 days or more and still accruing	—	—
Troubled debt restructurings accruing interest	15,783	5,479
Troubled debt restructurings—nonaccruing	12,485	20,996

Additional interest income of approximately $1,413,000 and $4,267,000 would have been recorded during the three and twelve month periods ended March 31, 2012 and December 31, 2011, respectively, if the loans had performed in accordance with their original terms.

A total of $2,923,000 is committed to be advanced in connection with impaired loans as of March 31, 2012.

The following table summarizes loan balances and allocates the allowance for loan losses by risk rating as of March 31, 2012: (in thousands)

	Commercial, financial, and agricultural	Commercial real estate mortgages	Real estate construction loans		Residential mortgages (1st and 2nd liens)	Home equity loans	Consumer loans (4)	Total
Unimpaired loans:
Total pass loans (1)	153,575	275,830	9,266		143,812	73,002	37,107	$692,592
Loss factor (2)	10.66%	2.46%	2.47%		1.53%	1.86%	1.34%	3.96%

Reserve	16,376	6,789	229		2,206	1,361	498	27,459

Total special mention loans	16,037	48,284	5,356		—	—		69,677
Loss factor	7.00%	2.18%	1.94%					3.27%

Reserve	1,122	1,053	104		—	—		2,279

Total substandard loans	11,184	22,817	15,086		—	—		49,087
Loss factor	11.22%	2.18%	1.95%					4.17%

Reserve	1,255	498	294		—	—	—	2,047

Impaired loans:
Total substandard loans	30,190	65,791	16,930		8,506	4,013	683	126,113
Loss factor	22.97%	1.96%	0.00	%(3)				6.52%

Reserve	6,935	1,288	—		—	—	—	8,223

Total doubtful loans	198	—	1,646		—	—	—	1,844
Loss factor								0.00%

Reserve	—	—	—		—	—	—	—
Total unimpaired loans	$180,796	$346,931	$29,708		$143,812	$73,002	$37,107	$811,356
Total reserve on unimpaired loans	$18,753	$8,340	$627		$2,206	$1,361	$498	$31,785

(1)	Other loans of $423, not included here, consist primarily of advances under lines of credit.
(2)	Loss factor calculation is specific reserve as a percentage of balance for a portfolio segment.
(3)	Loss factor is driven by higher collateral positions and charge-offs taken within this portfolio segment.
(4)	Net of unearned discount.

The following table summarizes loan balances and allocates the allowance for loan losses by risk rating as of December 31, 2011: (in thousands)

	Commercial, financial, and agricultural	Commercial real estate mortgages	Real estate construction loans		Residential mortgages (1st and 2nd liens)	Home equity loans	Consumer loans (4)	Total
Unimpaired loans:
Total pass loans (1)	$144,952	$289,856	$4,932		$152,274	$75,787	$43,185	$710,986
Loss factor (2)	10.43%	2.19%	1.74%		1.58%	0.68%	0.72%	3.49%

Reserve	15,121	6,359	86		2,401	512	313	24,792

Total special mention loan	16,448	41,283	7,772		—	—	—	65,503
Loss factor	8.68%	2.18%	1.88%					3.78%

Reserve	1,428	900	146		—	—	—	2,474

Total substandard loans	8,693	31,105	17,749		—	—	—	57,547
Loss factor	12.12%	2.18%	1.88%					3.59%

Reserve	1,054	678	334		—	—	—	2,066

Impaired loans:
Total substandard loans	36,316	66,402	17,639		8,345	3,897	646	133,245
Loss factor	20.52%	4.66%	0.32	%(3)				7.96%

Reserve	7,452	3,092	57		—	—	—	10,601

Total doubtful loans	243	—	1,612		—	—	—	1,855
Loss factor	10.29%		0.00%					1.35%

Reserve	25	—	—		—	—	—	25
Total unimpaired loans	$170,093	$362,244	$30,453		$152,274	$75,787	$43,185	$834,036
Total reserve on unimpaired loans	$17,603	$7,937	$566		$2,401	$512	$313	$29,332

(1)	Other loans of $543, not included here, consist primarily of advances under lines of credit.
(2)	Loss factor calculation is specific reserve as a percentage of balance for a portfolio segment.
(3)	Loss factor is driven by higher collateral positions and charge-offs taken within this portfolio segment.
(4)	Net of unearned discount.

The following table summarizes the allowance for loan losses by loan type for the three months ended March 31, 2012: (in thousands)

Allowance for loan losses	Commercial, financial & agricultural loans	Commercial real estate mortgages	Real estate contruction loans	Residential mortgages (1st and 2nd liens)	Home equity loans	Consumer loans	Total
Beginning balance	$25,080	$11,029	$623	$2,401	$512	$313	$39,958
Total charge-offs	(337)	—	—	(395)	(61)	(32)	(825)
Total recoveries	855	—	—	1	—	19	875
Provision for loan losses							—

Ending balance	$25,598	$11,029	$623	$2,007	$451	$300	$40,008

Credit Quality Information

The Bank utilizes an eight-grade risk-rating system for commercial loans, commercial real estate and construction loans. Loans in risk grades 1-4 are considered “pass” loans. The Bank’s risk grades are as follows:

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

The following table identifies the credit risk profile by internally assigned grade as of March 31,2012: (in thousands)

	Credit Risk Profile By Internally Assigned Grade
	Commercial Credit Exposure			Consumer Credit Exposure
	Commercial, financial, and agricultural	Commercial real estate mortgages	Real estate construction loans	Residential mortgages (1st and 2nd liens)	Home equity loans	Consumer loans	Total
Grade:
Pass (1)	$153,575	$275,830	$9,266	$143,812	$73,002	$37,107	$692,592
Special mention	16,037	48,284	5,356	—	—	—	69,677
Substandard	41,374	88,608	32,016	8,506	4,013	683	175,200
Doubtful	198	—	1,646	—	—	—	1,844

Total	$211,184	$412,722	$48,284	$152,318	$77,015	$37,790	$939,313

(1)	Other loans of $423, not included here, consist primarily of advances under lines of credit.

The following table presents the credit risk profile by internally assigned grade as of December 31,2011: (in thousands)

	Credit Risk Profile By Internally Assigned Grade
	Commercial Credit Exposure			Consumer Credit Exposure
	Commercial, financial, and agricultural	Commercial real estate mortgages	Real estate construction loans	Residential mortgages (1st and 2nd liens)	Home equity loans	Consumer loans	Total
Grade:
Pass (1)	$144,952	$289,856	$4,932	$152,274	$75,787	$43,185	$710,986
Special mention	16,448	41,283	7,772	—	—	—	65,503
Substandard	45,009	97,507	35,388	8,345	3,897	646	190,792
Doubtful	243	—	1,612	—	—	—	1,855

Total	$206,652	$428,646	$49,704	$160,619	$79,684	$43,831	$969,136

(1)	Other loans of $543, not included here, consist primarily of advances under lines of credit.

The following table summarizes loans that have been modified as troubled debt restructurings during 2012: (dollars in thousands):

Troubled Debt Restructurings	Number of Loans	Pre- Modification Recorded Principal Balance	Post- Modification Recorded Principal Balance
Commercial, financial, and agricultural	1	$250	$250
Commercial, secured by real estate	—	—	—
Real estate construction loans	—	—	—
Residential mortgages	—	—	—
Home Equity	—	—	—
Consumer	—	—	—

Total	1	$250	$250

The following loans, modified as troubled debt restructurings within the last twelve months, became over 30 days past due during the twelve months ended March 31, 2012: (amount at period end, dollars in thousands)

Defaulted Troubled Debt Restructurings	Number of Loans	Recorded Principal Balance
Commercial, financial, and agricultural	6	$229
Commercial, secured by real estate	1	4,843
Real estate construction loans	—	—
Residential mortgages	1	494
Home Equity	—	—
Consumer	—	—

Total	8	$5,566

(7)	Retirement Plan

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

Suffolk presents information concerning net periodic defined benefit pension expense for the three months ended March 31, 2012 and 2011, including the following components: (in thousands)

	Three Months ended March 31
	2012	2011
Service cost	$666	$545
Interest cost	555	562
Expected return on plan assets	(590)	(560)
Amortization of prior service cost	160	244

Net periodic benefit expense	$791	$791

There is no minimum required contribution for the pension plan year ending September 30, 2012. There were no additional contributions required to be made to the plan in the three months ended March 31, 2012.

(8) Stock-based Compensation

Under the terms of Suffolk’s stock option plans adopted in 1999 and 2009, options have been granted to key employees and directors to purchase shares of Suffolk’s stock. Under the Suffolk Bancorp 2009 Stock Incentive Plan (“the Plan”), there are 500,000 shares of Suffolk’s common stock reserved for issuance, of which 100,000 had been granted as of March 31, 2012. There are no shares reserved for issuance under the 1999 Stock Option Plan. Options are awarded by a committee appointed by the Board of Directors. Both plans provide that the option price shall not be less than the fair value of the common stock on the date the option is granted. All options are exercisable for a period of ten years or less. Both plans provide for but do not require the grant of stock appreciation rights that the holder may exercise instead of the underlying option. When the stock appreciation right is exercised, the underlying option is canceled. The optionee receives shares of common stock or cash with a fair market value equal to the excess of the fair value of the shares subject to the option at the time of exercise (or the portion thereof so exercised) over the aggregate option price of the shares set forth in the option agreement. The exercise of stock appreciation rights is treated as the exercise of the underlying option. Options granted prior to 2010 vest after one year. Options granted in 2011 are exercisable commencing three years from the date of grant at a rate of one third per year. Options granted in 2012 are exercisable commencing one year from the date of grant at a rate of one third per year.

On December 30, 2011, Suffolk granted an award of 30,000 non-qualified stock options at an exercise price of $10.79 per share. The stock option award was granted to the President and Chief Executive Officer as an inducement material to employment with Suffolk. The non-qualified options were not issued as part of any of Suffolk’s registered stock-based compensation plans. The options are exercisable commencing three years from the date of grant at a rate of one third per year. For the three months ended March 31, 2012, $9,000 was recognized as compensation expense. The total remaining unrecognized compensation cost of $169,000 will be expensed over the remaining vesting period of 4.75 years.

Stock-based compensation for all share-based payments to employees, including grants of employee stock options, is recorded in the financial statements based on their fair values. During the three months ended March 31, 2012, $18,000 was recognized as compensation expense . The remaining unrecognized compensation cost of $687,000 will be expensed over the remaining weighted vesting period of approximately three years.

The following table presents the options granted, exercised, or expired under the 1999 Plan and the 2009 Plan during the three months ended March 31, 2012:

	Shares	Weighted Average Price
Balance at December 31, 2011	81,500	$22.57
Options granted	80,000	13.11
Options exercised	—	—
Options expired or terminated	(26,000)	32.29

Balance at March 31, 2012	135,500	$17.73

The following table details contractual weighted-average lives of outstanding and exercisable options at various prices:

	By range of exercise prices
from	$10.79	$12.44	$28.30	$34.39
to	$10.79	$13.44	$32.90	$34.95

Outstanding stock options	20,000	80,000	26,000	9,500
Weighted-average remaining life	9.76	9.95	4.83	3.30
Weighted-average exercise price	$10.79	$13.11	$31.04	$34.80

Exercisable stock options	—	—	26,000	9,500
Weighted-average remaining life	—	—	4.83	3.30
Weighted-average exercise price	$—	$—	$31.04	$34.80

		Weighted-average
At all prices	Options	price	life (yrs)
Total outstanding(1)	135,500	$17.73	8.47
Total exercisable	35,500	$32.05	4.42

(9) Income Taxes

Suffolk uses an asset and liability approach to accounting for income taxes. The asset and liability approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. Deferred tax assets are recognized if it is more likely than not that a future benefit will be realized. It is management’s position that no valuation allowance is necessary against any of Suffolk’s deferred tax assets. Suffolk accounts for income taxes in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740, “Income Taxes,” which prescribes the recognition and measurement criteria related to tax positions taken or expected to be taken in a tax return. Suffolk had unrecognized tax benefits including interest of approximately $38,000 as of March 31, 2012. Suffolk recognizes interest and penalties accrued relating to unrecognized tax benefits in income tax expense.

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

The Bank is subject to individual minimum capital ratios (“IMCR’s”) established by the OCC requiring Tier 1 Leverage Capital equal to at least 8.00 percent of adjusted total assets; Tier 1 Risk-based Capital equal to at least 10.50 percent of risk-weighted assets; and Total Risk Based Capital equal to at least 12.00 percent of risk-weighted assets. Management believes the Bank met all three IMCR’s at March 31, 2012: Tier 1 Capital was 8.73 percent of adjusted total assets; Tier 1 Capital was 13.10 percent of risk-weighted assets; Total Risk Based Capital was 14.38 percent of risk-weighted assets. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements.

At March 31, 2012, Suffolk Bancorp’s Tier 1 capital ratio was 8.76 percent of adjusted total assets, Tier 1 capital ratio was 13.14 percent of risk-weighted assets, and Total Risk Based capital ratio was 14.42 percent of risk-weighted assets.

The ability of the Bank to pay dividends to Suffolk is subject to certain regulatory restrictions. Generally, dividends declared in a given year by a national bank are limited to its net profit, as defined by regulatory agencies, for that year, combined with its retained net income for the preceding two years, less any required transfer to surplus or to fund for the retirement of any preferred stock of which the Bank has none as of March 31, 2012. In addition, a national bank may not pay any dividends in an amount greater than its undivided profits and a national bank may not declare any dividends if such declaration would leave the Bank inadequately capitalized. Therefore, the ability of the Bank to declare dividends will depend on its future net income and capital requirements. In addition, under the Agreement the Bank is required to establish a dividend policy that will permit the declaration of a dividend only when the Bank is in compliance with its capital program and with the prior written determination of no supervisory objection by the OCC.

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

See also Note 13 of Suffolk’s December 31, 2011 Form 10-K for a complete description of the Agreement with the OCC.

(11) Legal Proceedings

On July 11, 2011 a shareholder derivative action, Robert J. Levy v. J. Gordon Huszagh, et al., No. 11 Civ. 3321 (JS), was filed in the U.S. District Court for the Eastern District of New York against certain current and former directors of Suffolk and a former officer of Suffolk. Suffolk was named as a nominal defendant. The complaint seeks damages against the individual defendants in an unspecified amount, and alleges that the individual defendants breached their fiduciary duties by making improper statements regarding the sufficiency of Suffolk’s allowance for loan losses and loan portfolio credit quality, and by failing to establish sufficient allowances for loan losses and to establish effective credit risk management policies. On September 30, 2011, Suffolk and the current and former director defendants filed a motion to dismiss the complaint.

On October 28, 2011, a separate shareholder derivative action, Susan Forbush v. Edgar F. Goodale, et al., No. 33538/11, was filed in the Supreme Court of the State of New York for the County of Suffolk, against certain current and former directors of Suffolk and a former officer of Suffolk. Suffolk was named as a nominal defendant. The complaint asserts claims that are substantially similar to those asserted in the Levy action. On February 17, 2012, the defendants filed motions to dismiss the complaint.

On October 20, 2011, a putative shareholder class action, James E. Fisher v. Suffolk Bancorp, et al., No. 11 Civ. 5114 (SJ), was filed in the U.S. District Court for the Eastern District of New York against Suffolk, its former chief executive officer, and a former chief financial officer of Suffolk. The complaint alleges that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by knowingly or recklessly making false statements about, or failing to disclose accurate information about, Suffolk’s financial results and condition, loan loss reserves, impaired assets, internal and disclosure controls, and banking practices. The complaint seeks damages in an unspecified amount on behalf of purchasers of Suffolk’s common stock between March 12, 2010 and August 10, 2011.

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

Item 2—MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For the Three Month Period ended March 31, 2012 and 2011

Recent Developments

Net income for the first quarter of 2012 was $1.2 million, or $0.12 per diluted common share, compared to a net loss of $7.6 million, or $0.78 per diluted common share, a year ago.

The increase in 2012 first quarter earnings was the result of a $20.0 million reduction in the provision for loan losses. The reduction in the provision for loan losses resulted from a lower level of criticized and classified assets in the first quarter of 2012 coupled with positive results from ongoing workout activities. Somewhat offsetting the foregoing improvements were a $4.2 million (22.8 percent) reduction in net interest income and an $832 thousand (6.0 percent) increase in total operating expenses, principally due to non-recurring fees paid to Suffolk’s former independent registered public accounting firm. The reduction in net interest income resulted from a lower level of average interest-earning assets, primarily loans, coupled with a narrowing of the net interest margin in 2012 when compared to the year ago period. The reduction in the net interest margin is due to the higher level of non-accrual loans along with an increase in low-yielding overnight interest-bearing deposits in 2012.

Basic Performance and Current Activities

•

Capital – Suffolk’s Tier I Leverage ratio was 8.76 percent at March 31, 2012 versus 7.94 percent at March 31, 2011 and 8.85 percent at December 31, 2011. Suffolk’s Total Risk-Based Capital ratio was 14.42 percent at March 31, 2012 versus 12.32 percent at March 31, 2011 and 14.26 percent at December 31, 2011. Suffolk’s Tangible Common Equity ratio (non-GAAP financial measure) was 9.02 percent at March 31, 2012 versus 7.97 percent at March 31, 2011 and 9.05 percent at December 31, 2011.

•

Asset Quality – Total non-accrual loans increased to $83.2 million or 8.85 percent of loans outstanding at March 31, 2012 versus $80.8 million or 8.33 percent of loans outstanding at December 31, 2011. Total accruing loans delinquent 30 days or more amounted to 2.35 percent of loans outstanding at March 31, 2012 versus 3.56 percent of loans outstanding at December 31, 2011. Net loan recoveries of $50 thousand were recorded in the first quarter of 2012 versus net charge-offs of $851 thousand in the first quarter of 2011. The allowance for loan losses totaled $40.0 million at each of March 31, 2012 and December 31, 2011, representing 4.26 percent and 4.12 percent of total loans, respectively, at such dates. The allowance for loan losses as a percentage of non-accrual loans, excluding non-accrual loans categorized as held for sale, was 48 percent and 49 percent at March 31, 2012 and December 31, 2011, respectively. Suffolk held other real estate owned of $2 million at March 31, 2012 and December 31, 2011.

•

Core Deposits – Core deposits totaled $1.0 billion at March 31, 2012 versus $1.1 billion at December 31, 2011. Core deposits represented 80 percent of total deposits in the quarter ended March 31, 2012 and 81 percent for the quarter ended December 31, 2011. Demand deposits decreased by 3.3 percent to $508 million at March 31, 2012 from $525 million at December 31, 2011. Demand deposits represented 39 percent of total deposits at March 31, 2012 and 40 percent at December 31, 2011.

•	Loans – Loans outstanding at March 31, 2012 declined by 3.1 percent to $940 million when compared to December 31, 2011.

•	Net Interest Margin – Net interest margin was 4.24 percent in the first quarter of 2012 versus 4.99 percent in the first quarter of 2011.

•

Performance Ratios – Return on average assets and return on average common stockholders’ equity were 0.31 percent and 3.44 percent, respectively, in the first quarter of 2012 and (1.86 percent) and (22.47 percent), respectively, in the comparable 2011 period.

Continuing managerial emphasis included:

•

Rebuilding an executive and senior management team with extensive background in the community banking sector. Following the appointment of a new Chief Executive Officer at the end of the fourth quarter of 2011, during the first quarter, Suffolk added a new Chief Financial Officer, a new Chief Lending Officer, a new Comptroller and a new head of Credit Administration, all of whom have significant industry experience. The executive team is now complete.

•

Managing net loan charge-offs and non-performing loans. Although non-accrual loans increased slightly from year-end 2011, the Bank’s criticized and classified loan totals declined in the first quarter, versus both March 31 and December 31, 2011, as a result of more focused workout activities, securing additional collateral in certain cases, and upgrading loans where improving financial results warranted such action. Suffolk will maintain an aggressive credit remediation posture throughout 2012 on both the non-accrual and criticized and classified loan pools and management expects to see additional improvements in credit quality as the year progresses, although there can be no assurance that this will occur. The pace of these improvements, however, will depend in large part on local economic conditions. Lending staff’s first efforts continue to be directed to the management of such credits, and then to developing new business with an emphasis on the most profitable customer relationships.

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

•	Managing the investment portfolio in a difficult rate environment, attempting to balance the need for current yield against the interest rate risk inherent in securities of longer maturities.

Net Income (Loss)

Net income was $1,168,000 for the first quarter of 2012, compared to a loss of ($7,574,000) posted during the same period last year. Fully-diluted earnings-per-share for the quarter was $0.12 versus a loss-per-share of ($0.78) a year ago. The key reason for the improvement versus 2011 was a decline in the provision for loan losses in the first quarter from $19,971,000 to $0, which drove a rise in net interest income (loss) after provision for loan losses to $14,208,000 in 2012 from ($1,564,000) in 2011.

Interest Income

Interest income was $15,244,000 in the first quarter of 2012, down 25.0 percent from $20,319,000 posted for the same quarter in 2011. Average loans during the first quarter of 2012 totaled $951,003,000 compared to $1,113,812,000 for the comparable 2011 period. During the first quarter of 2012, Suffolk’s earning asset yield declined to 4.54 percent on average earning assets of $1,414,426,000, down from 5.48 percent on average earning assets of $1,555,324,000 during the first quarter of 2011. Year over year, the average balance of interest bearing deposits with banks increased to $141,560,000 from $34,350,000, with an average rate earned on the balances for the three months ended March 31, 2012 of 0.22 percent.

Interest Expense

Interest expense for the first quarter of 2012 was $1,036,000, down 45.8 percent from $1,912,000 for the same period of 2011. During the first quarter of 2012, Suffolk’s cost of funds was 0.52 percent on average interest-bearing liabilities of $800,867,000, down from 0.79 percent on average interest-bearing liabilities of $970,365,000 during the first quarter of 2011. Suffolk’s cost of funds on average total deposits, including interest-free demand balances, was 0.32 percent in the first quarter of 2012 versus 0.52 percent in the comparable 2011 period.

Net Interest Income

Net interest income is the largest component of Suffolk’s earnings. It was $14,208,000 for the first quarter of 2012, down 22.8 percent from $18,407,000 during the same period of 2011. The net interest margin for the quarter, on a fully taxable-equivalent basis, was 4.24 percent compared to 4.99 percent for the same period of 2011. The reduction in net interest margin in 2012 was principally due to the higher level of non-accrual loans coupled with a significant increase in low-yielding interest bearing overnight deposits in 2012.

The following table details the components of Suffolk’s net interest income for the quarter on a taxable-equivalent basis: (in thousands)

Quarters ended March 31,	2012			2011
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
INTEREST-EARNING ASSETS
U.S. Treasury securities	$14,360	$—	—%	$8,077	$72	3.55%
Collateralized mortgage obligations	123,338	1,194	3.87	158,526	1,628	4.11
Mortgage backed securities	436	7	6.42	509	8	6.34
Obligations of states and political subdivisions	180,615	2,312	5.12	213,246	2,904	5.45
U.S. government agency obligations	578	8	5.54	22,407	154	2.75
Other securities	2,536	46	7.26	4,397	84	7.61
Federal funds sold and interest bearing bank deposits	141,560	77	0.22	34,350	16	0.19
Loans, net of allowance for loan losses
Commercial, financial & agricultural loans	210,851	2,955	5.61	258,536	3,717	5.75
Commercial real estate mortgages	420,894	6,110	5.81	440,361	6,882	6.25
Real estate construction loans	48,968	2	0.02	82,420	1,133	5.50
Residential mortgages (1st and 2nd liens)	152,638	1,877	4.92	184,762	2,793	6.05
Home equity loans	78,129	782	4.00	83,631	831	3.97
Consumer loans	39,110	668	6.83	63,498	1,092	6.88
Other loans (overdrafts)	413	—	—	604	—	—

Total interest-earning assets	1,414,426	$16,038	4.54%	1,555,324	$21,314	5.48%

Cash and due from banks	38,261			37,882
Other non-interest-earning assets	40,930			53,838

Total assets	$1,493,617			$1,647,044

INTEREST-BEARING LIABILITIES
Saving, N.O.W. and money market deposits	$539,614	$317	0.23%	$627,944	$634	0.40%
Time deposits	261,253	719	1.10	299,158	939	1.26

Total saving and time deposits	800,867	1,036	0.52	927,102	1,573	0.84
Federal funds purchased and securities sold under agreement to repurchase	—	—	0.55	280	—	0.55
Other borrowings	—	—	—	42,983	339	3.16

Total interest-bearing liabilities	800,867	1,036	0.52	970,365	1,912	0.79

Rate spread			4.02%			4.69%
Non-interest-bearing deposits	513,008			493,627
Other non-interest-bearing liabilities	42,929			46,344

Total liabilities	1,356,804			1,510,336
Stockholders’ equity	136,813			136,708

Total liabilities and stockholders’ equity	$1,493,617			$1,647,044

Net-interest income (taxable-equivalent basis)and effective interest rate differential		15,002	4.24%		19,402	4.99%
Less: taxable-equivalent basis adjustment		(794)			(995)

Net-interest income		$14,208			$18,407

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

	In First Quarter of 2012 over First
	Quarter of 2011, Changes Due to
	Volume	Rate	Net Change
Interest-earning assets
U.S. Treasury securities	$31	$(103)	$(72)
Collateralized mortgage obligations	(345)	(89)	(434)
Mortgage-backed securities	(1)	—	(1)
Obligations of states & political subdivisions	(418)	(167)	(585)
U.S. government agency obligations	(77)	(77)	(154)
Other securities	(34)	(4)	(38)
Federal funds sold & interest bearing bank deposits	58	3	61
Loans, including non-accrual loans	(2,248)	(1,806)	(4,054)

Total interest-earning assets	$(3,034)	$(2,243)	$(5,277)

Interest-bearing liabilities
Saving, N.O.W., & money market deposits	$(80)	$(237)	$(317)
Time deposits	(112)	(108)	(220)
Other borrowings	(170)	(170)	(340)

Total interest-bearing liabilities	(362)	(515)	$(877)

Net change in net interest income (taxable-equivalent basis)	$(2,672)	$(1,728)	$(4,400)

Other Income

Other income increased to $2,255,000 in the first quarter of 2012 compared to $2,221,000 the previous year, up 1.5 percent. Service charges, including commissions and fees other than for deposits, were up 12.4 percent in 2012 as a result of higher investment services fees, VISA debit card fees and ATM surcharges. Other operating income increased by 10.5 percent versus 2011. Somewhat offsetting these improvements was a 5.4 percent decline in deposit service charges due to a reduction in Regulation E-related fees.

Other Expense

Other expense for the first quarter of 2012 was $14,605,000, up 6.0 percent from $13,773,000 from the comparable 2011 period. Employee compensation increased 13.8 percent as numerous positions were filled in executive, senior management and support staff, and increases in the cost of health, dental, and other employee benefits were also recorded. Equipment expense increased by 6.2 percent. Outside services expense increased by 29.1 percent as the result of higher consulting expenses and other costs to address internal controls and to assist in the transition of management. Other operating expense increased by 36.0 percent, principally due to non-recurring fees paid in 2012 to Suffolk’s former independent registered public accounting firm. Somewhat offsetting the foregoing increases was a $1,061,000 reduction in FDIC assessment expenses arising from several factors, most notably a new assessment base/calculation that has reduced costs for community banks; deposit growth assumptions included in the FDIC’s original pre-paid assessment estimate that have not been realized by Suffolk; and during the first quarter of 2012, management reassessed the carrying value of the FDIC pre-paid asset and, based on current assumptions, updated its expense estimates by adjusting the expense recorded in the first quarter of 2012. Suffolk expects to record higher quarterly FDIC assessment expenses during the remainder of 2012.

Capital Resources

Stockholders’ equity totaled $135,927,000 at March 31, 2012, versus $136,560,000 at December 31, 2011. Suffolk’s Tangible Common Equity ratio (non-GAAP financial measure) was 9.02 percent at March 31, 2012 and 9.05 percent at December 31, 2011.

The following table details the Bank’s regulatory capital amounts and ratios: (in thousands of dollars except ratios)

			Minimum		Minimum to be
			for capital		“Well Capitalized” under prompt
	Actual capital ratios		adequacy		corrective action provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2012
Total Capital (to risk-weighted assets)	$142,117	14.38%	$79,047	8.00%	$98,809	10.00%
Tier 1 Capital (to risk-weighted assets)	129,419	13.10%	39,523	4.00%	59,285	6.00%
Tier 1 Capital (to average assets)	129,419	8.73%	59,291	4.00%	74,114	5.00%

As of December 31, 2011
Total Capital (to risk-weighted assets)	$146,990	14.21%	$82,756	8.00%	$103,445	10.00%
Tier 1 Capital (to risk-weighted assets)	133,716	12.93%	41,378	4.00%	62,067	6.00%
Tier 1 Capital (to average assets)	133,716	8.81%	60,726	4.00%	75,907	5.00%

The Bank is subject to individual minimum capital ratios (“IMCR’s”) established by the OCC requiring Tier 1 Leverage Capital equal to at least 8.00 percent of adjusted total assets; Tier 1 Risk-based Capital equal to at least 10.50 percent of risk-weighted assets; and Total Risk Based Capital equal to at least 12.00 percent of risk-weighted assets. At March 31, 2012, management believes the Bank met all of the IMCR’s.

At March 31, 2012, Suffolk Bancorp’s Tier 1 Capital was 8.76 percent of adjusted total assets; Tier 1 Capital was 13.14 percent of risk-weighted assets; Total Risk Based Capital was 14.42 percent of risk-weighted assets.

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

Suffolk has financial and performance letters of credit. Financial letters of credit require Suffolk to make payments if the customer’s financial condition deteriorates, as defined in the agreements. Performance letters of credit require Suffolk to make payments if the customer fails to perform certain non-financial contractual obligations. The maximum potential undiscounted amount of future payments of these letters of credit as of March 31, 2012 is $18,773,000 and they expire as follows: (in thousands)

2012	$17,372
2013	974
2014	—
2015	85
Thereafter	342

$18,773

Amounts due under these letters of credit would be reduced by any proceeds that Suffolk would be able to obtain in liquidating the collateral for the loans, which varies depending on the customer. The allowance for contingent liabilities includes a provision of $418,000 for losses based on the letters of credit outstanding as of March 31, 2012.

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

Suffolk considers the determination of the allowance for loan losses to involve a higher degree of judgment and complexity than its other significant accounting policies. The allowance for loan losses (“ALLL”) is determined by continuous analysis of the loan portfolio. That analysis includes changes in the size and composition of the portfolio, historical loan losses, industry-wide losses, current and anticipated economic trends, and details about individual loans. It also includes estimates of the actual value of collateral and other possible sources of repayment. Suffolk maintains an ALLL at a level management believes will be adequate to absorb probable losses on existing loans that may become uncollectible, based on an evaluation of their collectibility. However, the determination of the allowance is inherently subjective, as it requires estimates, all of which may be subject to significant change. This happens when it is well past due and the borrower has not shown the ability or intent to make the loan current, or the borrower does not have enough assets to pay the debt, or the value of the collateral is less than the balance of the loan and not likely to improve soon. Residential real estate and consumer loans are analyzed as a group and not individually because of the large number of loans, small balances, and historically low losses. In the future, the provision for loan losses may change as a percentage of total loans. The percentage of net recoveries to average net loans during the three months ended March 31, 2012 was (0.02) percent compared to net charge-offs of 0.31 percent in 2011. The ratio of the allowance for loan losses to total loans was 4.26 percent at March 31, 2012, compared to 4.12 percent at December 31, 2011.

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

The following tables summarize the allowance for loan losses by category for the periods presented: (in thousands)

	Impaired Allocation March 31, 2012	Remaining Allocation March 31, 2012	Total Allocation March 31, 2012	%of Total
Commercial, financial & agricultural loans	$6,935	$18,664	$25,599	64.0%
Commercial real estate mortgages	1,288	9,741	11,029	27.6%
Real estate construction loans	—	623	623	1.6%
Residential mortgages (1st and 2nd liens)	—	2,007	2,007	5.0%
Home equity loans	—	451	451	1.1%
Consumer loans	—	299	299	0.7%

Allowance for loan losses	$8,223	$31,785	$40,008	100%

	Impaired Allocation December 31, 2011	Remaining Allocation December 31, 2011	Total Allocation December 31, 2011	%of Total
Commercial, financial & agricultural loans	$7,477	$17,603	$25,080	62.8%
Commercial real estate mortgages	3,092	7,937	11,029	27.6%
Real estate construction loans	57	566	623	1.6%
Residential mortgages (1st and 2nd liens)	—	2,401	2,401	6.0%
Home equity loans	—	512	512	1.3%
Consumer loans	—	313	313	0.8%

Allowance for loan losses	$10,626	$29,332	$39,958	100%

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

Additional analysis of charged-off loans for the quarter ended March 31, 2012 is provided below: (in thousands)

	March 31, 2012
	Non-performing Loans	Impaired Loans	Restructured Loans	Total
Commercial, financial & agricultural loans	$337	$—	$—	$337
Commercial real estate mortgages	—	—	—	—
Real estate construction loans	—	—	—	—
Residential mortgages (1st and 2nd liens)	395	—	—	395
Home equity loans	61	—	—	61
Consumer loans	32	—	—	33

Total Charge-offs	$825	$—	$—	$826

Net recoveries of $50,000 were recorded during the three months ended March 31, 2012, compared to net charge-offs of $851,000 for the three months ended March 31, 2011.

The following table presents information concerning loan balances and asset quality: (dollars in thousands)

	March 31, 2012	December 31, 2011
Loans
Average for period	$951,003	$1,012,835
At end of period	939,736	969,654
Non-performing loans/total loans	8.85%	8.33%
Non-performing assets/total assets (1)	5.69	5.56
Net (recoveries) charge-offs/average net loans	(0.02)	1.31
Allowance for loan losses/total loans	4.26	4.12

(1)	Non-performing assets include non-performing loans and other real estate owned (“OREO”), ratios annualized where appropriate.

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

The following table shows non-accrual, past due, and restructured loans past due, collectively non-accrual loans, at March 31, 2012 and December 31, 2011: (in thousands)

	March 31, 2012	December 31, 2011
Loans accruing but past due contractually 90 days or more	$—	$—
Loans not accruing interest	83,152	80,760
Restructured loans past due	—	—

Total	$83,152	$80,760

Interest on loans that are no longer accruing interest would have amounted to approximately $1,413,000 and $801,000, respectively, for the three months ended March 31, 2012 and 2011 under the contractual terms of those loans. Suffolk records the payment of interest on such loans as a reduction of principal. Suffolk has a formal procedure for internal credit review to more precisely identify risk and exposure in the loan portfolio.

Impaired loans are segregated and reviewed separately. Impaired loans secured by collateral are reviewed based on their collateral and the estimated time required to recover Suffolk’s investment in the loan as well as the cost of doing so, and the estimate of the recovery anticipated. Reserves are allocated to impaired loans based on this review. The allocated reserve is an estimation of losses specific to individual impaired loans. Allocated reserves are established based on an analysis of the most probable sources of repayment and liquidation of collateral. Reserves allocated to impaired loans were $8.2 million and $10.6 million as of March 31, 2012 and December 31, 2011, respectively. While every non-performing loan is evaluated individually, not every loan requires an allocated reserve. Allocated reserves fluctuate based on changes in the underlying loans, anticipated sources of repayment, and charge-offs.

See also summary of impaired loans in Note (6), Allowance for Loan Losses in the financial statements.

Impairment reserves were assigned to approximately $37,881,000 or 33 percent of our impaired loans as of March 31, 2012. At December 31, 2011, impairment reserves were assigned to approximately $39,796,000 or 33 percent of our impaired loans. Collateral-dependent loans are evaluated for impairment when a loan becomes 90 days past due or another impairment indicator is identified. At the time a loan is evaluated for impairment, an appraisal is ordered from an independent third-party licensed appraiser for loans in excess of $250,000. Typically, it takes approximately 30-90 days to receive and review the appraisal on a commercial real estate mortgage. To date, Suffolk has not experienced any significant delays between ordering appraisals and recognizing charge-offs. While waiting for an updated appraisal, we continue to contact the borrower to arrange a payment plan and monitor for any payment. Since the majority of the collateral securing impaired loans are within our local market, an officer of the Bank may drive by to make an initial assessment of the property’s condition.

At March 31, 2012 and December 31, 2011, impaired loans totaling $96,921,000 and $97,504,000, respectively, required no associated valuation allowance. For these loans, an evaluation for impairment was completed but, due to the Bank’s collateral position, no valuation allowance was required. The required allowance is calculated based upon the appraisal methodology described above for collateral-dependent loans. For non-collateral-dependent loans, the allowance is based on the present value of future cash flows. As measuring impairment is an estimate which requires judgment, future results of operations may be negatively affected by outcomes different from those estimated.

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

The following table summarizes Suffolk’s non-performing loans by category: (in thousands of dollars except for ratios)

	Non-performing Loans
			Total	% of			Total	% of
	March 31,	% of	Loans (1)	Total	December 31,	% of	Loans (1)	Total
	2012	Total	3/31/2012	Loans	2011	Total	12/31/2011	Loans
Commercial, financial & agricultural	$19,384	23.3%	$211,184	2.06%	$16,867	20.9%	$206,652	1.7%
Commercial real estate mortgages	44,871	54.1	412,723	4.77	45,344	56.1	428,646	4.7
Real estate construction loans	7,003	8.4	48,284	0.75	6,978	8.6	49,704	0.7
Residential mortgages (1st & 2nd liens)	7,197	8.7	152,318	0.77	7,028	8.7	160,619	0.7
Home equity loans	4,014	4.8	77,015	0.43	3,897	4.8	79,684	0.4
Consumer loans	682	0.8	37,790	0.07	646	0.8	43,806	0.1
Other loans	—	—	423	—	—	—	543	—

Total non-performing loans	$83,152	100.0%	$939,736	8.85%	$80,760	99.9%	$969,654	8.3%

(1)	Net of unearned discount

The following table details the collateral value securing non-performing loans: (in thousands)

	March 31, 2012		December 31, 2011
	Non-Performing Loans		Non-Performing Loans
	Principal Balance	Collateral Value	Principal Balance	Collateral Value
Commercial, financial & agricultural loans	$19,384	$—	$16,867	$—
Commercial real estate mortgages	44,871	61,537	45,344	68,067
Real estate construction loans	7,003	10,846	6,978	6,715
Residential mortgages (1st and 2nd liens)	7,197	10,311	7,028	14,133
Home equity loans	4,014	13,799	3,897	7,438
Consumer loans	682	—	646	—

Total	$83,152	$96,493	$80,760	$96,353

During the three months ended March 31, 2012 and 2011, interest income totaling $771,000 and $4,392,000, respectively, was recognized on impaired loans. Cash basis interest income recognized on those loans during that period was immaterial.

Restructured loans totaling $28,268,000 at March 31, 2012 and $26,475,000 at December 31, 2011 are considered impaired loans. Included in non-performing loans are restructured loans of $21,291,000 at March 31, 2012 that are no longer accruing interest. Subsequent to restructure, there has been $1,665,000 in advances funded on non-performing restructured loans outstanding as of March 31, 2012.

The loans that have been restructured have been modified as to interest rate, due dates, or extension of the maturity date. Restructured loans are considered to be non-accrual loans, if at the time of restructuring the loan was deemed non-accrual. Once a sufficient amount of time has passed, generally three months, if the restructured loan has performed under the modified terms, the loan is returned to accrual status. In addition to the passage of time, we also consider the collateral value and the ability of the borrower to continue to make payments in accordance with the modified terms. During the three months ended March 31, 2012, there were no restructured loans returned to accrual status.

Through both March 31, 2012 and December 31, 2011, we have not performed any commercial real estate (CRE) or other type of loan workouts whereby an existing loan was restructured into multiple new loans.

The total balance of OREO, which is recorded at fair value, less estimated selling costs, was $1,800,000 at March 31, 2012 and December 31, 2011.

As of March 31, 2012, classified loans amounted to 18.8 percent of total loans, as compared with 19.9 percent at December 31, 2011. The elevated level of classified loans is attributable to the prolonged national and regional economic slowdown, along with a more objective review of the portfolio noted elsewhere in this filing.

The following table presents information regarding real estate construction loans: (in thousands)

	Non-performing Real Estate Construction Loans
	March 31, 2012				December 31, 2011
	Balance Outstanding	Non- performing Balance	Impaired Balance	Allowance Allocation	Balance Outstanding	Non- performing Balance	Impaired Balance	Allowance Allocation
Real estate construction loans	$48,284	$7,003	$18,576	$623	$49,704	$6,978	$19,251	$623
All loans	$939,736	$83,152	$127,957	$40,008	$969,654	$80,760	$135,100	$39,958
Real estate construction loans as % of all loans	5.14%	8.42%	14.52%	1.56%	5.13%	8.64%	14.25%	1.56%

The following table presents non-performing and collateral value information on real estate construction loans: (in thousands)

	March 31, 2012			December 31, 2011
	Non- performing Balance	Total Collateral Value	Loan to Value Ratio	Non- performing Balance	Total Collateral Value	Loan to Value Ratio
Real estate construction loans	$7,003	$10,846	65%	$6,978	$6,715	104%

Troubled Debt Restructurings	Number of Loans	Pre- Modification Recorded Principal Balance	Post- Modification Recorded Principal Balance
Commercial, financial, and agricultural	1	$250	$250
Commercial, secured by real estate	—	—	—
Real estate construction loans	—	—	—
Residential mortgages	—	—	—
Home Equity	—	—	—
Consumer	—	—	—

Total	1	$250	$250

Defaulted Troubled Debt Restructurings	Number of Loans	Recorded Principal Balance
Commercial, financial, and agricultural	6	$229
Commercial, secured by real estate	1	4,843
Real estate construction loans	—	—
Residential mortgages	1	494
Home Equity	—	—
Consumer	—	—

Total	8	$5,566

See also Note (6) Allowance for Loan Losses in the financial statements.

Deferred Tax Assets and Liabilities

Suffolk recognizes deferred tax assets and liabilities. Deferred income taxes occur when income taxes are allocated through time. Some items are temporary, resulting from differences in the timing of a transaction under generally accepted accounting principles, and for the computation of income tax. Examples would include the future tax effects of temporary differences for such items as deferred compensation and the provision for loan losses. Estimates of deferred tax assets are based upon evidence available to management that future realization is more likely than not. If management determines that Suffolk may be unable to realize all or part of net deferred tax assets in the future, a direct charge to income tax expense may be required to reduce the recorded value of the net deferred tax asset to the amount that management expects to realize. At March 31, 2012, Suffolk believes the deferred tax asset is fully realizable.

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

Item 3—Quantitative and Qualitative Disclosures about Market Risk

Market Risk

Suffolk originates and invests in interest-earning assets and solicits interest-bearing deposit accounts. Suffolk’s operations are subject to market risk resulting from fluctuations in interest rates to the extent that there is a difference between the amounts of interest-earning assets and interest-bearing liabilities that are prepaid, withdrawn, mature, or re-priced in any given period of time. Suffolk’s earnings or the net value of its portfolio (the present value of expected cash flows from liabilities) will change when interest rates change. The principal objective of Suffolk’s asset/liability management program is to maximize net interest income while keeping risks acceptable. These risks include both the effect of changes in interest rates, and risks to liquidity. The program also provides guidance to management in funding Suffolk’s investment in loans and securities. Suffolk’s exposure to interest-rate risk has not changed substantially since December 31, 2011.

Business Risks and Uncertainties

This report contains some statements that look to the future. These may include remarks about Suffolk Bancorp, the banking industry, the economy in general, expectations of the business environment in which Suffolk operates, projections of future performance, and potential future credit experience. These forward-looking statements are based upon current management expectations, and may, therefore, involve risks and uncertainties that cannot be predicted or quantified and are beyond Suffolk’s control and are subject to a variety of uncertainties that could cause future results to vary materially from Suffolk’s historical performance, or from current expectations. Factors affecting Suffolk include particularly, but are not limited to: changes in interest rates; increases or decreases in retail and commercial economic activity in Suffolk’s market area; variations in the ability and propensity of consumers and businesses to borrow, repay, or deposit money, or to use other banking and financial services; results of regulatory examinations; any failure by us to comply with our written agreement with the OCC or the individual minimum capital ratios for the Bank established by the OCC; the cost of compliance with the Agreement; failure by us to restore and maintain effective internal controls over financial reporting and disclosure controls and procedures; potential litigation or regulatory action relating to the matters resulting in our failure to file this Form 10-Q on time or resulting from the revisions to our earnings previously announced on April 12, 2011 or the restatement of our financial statements for the quarter ended September 30, 2010 and year ended December 31, 2010; and the potential that net charge-offs are higher than expected. Further, it could take Suffolk longer than anticipated to implement its strategic plans to increase revenue and manage non-interest expense, or it may not be possible to implement those plans at all. Finally, new and unanticipated legislation, regulation, or accounting standards may require Suffolk to change its practices in ways that materially change the results of operations.

Item 4—Controls and Procedures

Suffolk’s Chief Executive Officer and Chief Financial Officer (collectively, the “Certifying Officers”) evaluated the effectiveness of Suffolk’s disclosure controls and procedures (as defined in Rules 13a-15(e) of the Securities Exchange Act of 1934) as of March 31, 2012 in connection with the filing of the initial Form 10-Q for that period.

The Certifying Officers evaluated the effectiveness of disclosure controls and procedures as of March 31, 2012. Based on that evaluation, and in light of material weaknesses in internal control over financial reporting that existed throughout this quarter as described below, management concluded that Suffolk’s disclosure and procedures were not effective as of March 31, 2012.

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

Financial Reporting Staffing Resources

Management concluded that a material weakness exists due to insufficient staffing resources that are in dedicated permanent positions within the accounting function with sufficient skills and industry knowledge of U.S. GAAP and regulatory accounting, which resulted in insufficient documentation and monitoring over the financial reporting cycle, including preparing financial statements and disclosures. Among other factors identified, approximately six months have passed since the prior Chief Financial Officer resigned as of June 24, 2011. Suffolk immediately engaged an interim accounting consultant to assist with financial reporting in the meantime; however, the individual is not an officer of Suffolk. Suffolk’s President and Chief Executive Officer was appointed as Acting Chief Financial Officer on June 27, 2011. Suffolk filled the position on February 2, 2012.

Interdepartmental Communications

A material weakness exists due to insufficient communications at the interdepartmental levels. There was inconsistent exchange of important financial information between Suffolk’s accounting and operating functions that led to errors in classifying loans as performing loans when the loans were non-performing. This was one factor resulting in the allowance for loan and lease losses to be understated as of September 30, 2010 and December 31, 2010.

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

Suffolk has implemented certain changes in its internal controls as of the date of this report to address the material weaknesses. Specifically, management took the following steps to remediate the material weaknesses set forth above:

Allowances for Loan and Lease Losses

1.	Hired a new Chief Lending Officer during the second quarter of 2011. During the first quarter of 2012, the Chief Lending Officer was promoted into the newly created position of Chief Credit Officer. As Chief Credit Officer, the position’s responsibilities include credit administration, credit review, and loan workout.

2.	Hired a new, highly-experienced Chief Lending Officer during the first quarter of 2012.

3.	Improved staff by hiring a new loan administrator, additional underwriting staff and a loan workout specialist.

4.	Reorganized the credit department to ensure appropriate separation of duties and developed expanded training for Suffolk’s lenders.

5.	Hired a senior credit officer to run a newly created separate loan review and workout department.

6.	Changed Suffolk’s credit policy to require identification of concentrations of risk, analysis of our customer’s global cash flows, re-appraisal and re-evaluation of collateral, more accurate and timely credit-risk rating procedures and improved underwriting processes and standards.

7.	Incorporated the results of a systematic re-appraisal of commercial real estate which secures loans in excess of $1 million.

8.	Engaged qualified outside consultants to assist in re-evaluating risk ratings.

9.	Improved the processes for identifying loans and the determination of the amount of impairment.

10.	Augmented Suffolk’s credit policy to govern loan workout.

11.	Implemented a new policy and procedure to ensure that OREO was accounted for in accordance with US GAAP.

Financial Reporting Staffing Resources

12.	During the first quarter of 2012, hired a qualified and highly-experienced Chief Financial Officer with sufficient knowledge of US GAAP, regulatory accounting and the banking industry and the skills to effectively implement that knowledge.

13.	During the first quarter of 2012, hired a qualified and highly-experienced Comptroller with sufficient knowledge of US GAAP, regulatory accounting, and the banking industry and the skills to effectively implement that knowledge.

14.	Increased oversight of the financial reporting process through the Audit Committee and the Compliance Committee, the latter of which meets at least monthly or more often.

15.	Created and filled the new position of Treasurer to further relieve the Chief Financial Officer of day-to-day duties in asset liability management, investment portfolio management and additional treasury functions.

16.	Enhanced procedures to ensure that all reconciliations of all departments are completed and reviewed to ensure accuracy.

17.	Compiled individual policies into comprehensive written policies and procedures for the accounting function which will include specific policies, procedures and controls for financial reporting.

18.	Increased automation of the accounting and financial reporting process to free staff resources to focus on financial reporting.

Interdepartmental Communications

19.	Established a process for both credit and finance staff to review the computation of specific impairment allowances under ASC 310-10 – Receivables – Impairment of a Loan and established enhanced reporting from core systems available directly to personnel in accounting and finance.

Governance and Management Accountability

20.	Hired a new, qualified, and highly-experienced President and Chief Executive Officer effective December 31, 2011.

21.	Formed a Compliance Committee of the Board to oversee compliance and, later, to respond to the Agreement with the OCC.

22.	Implemented procedures to track all regulatory compliance through structured matrices.

23.	Engaged qualified independent consultants to assist with compliance with the Agreement with the OCC, including an assessment of key management roles.

24.	Outsourced the internal audit function to a qualified risk management firm to provide greater independence and depth to the function.

25.	Appointed a Vice Chairman of the Board to provide daily oversight of management on behalf of the full Board and to communicate back to the Board.

Suffolk cannot determine the impact of the remediation steps at the time of filing of this report.

PART II

Item 1—Legal Proceedings

On July 11, 2011 a shareholder derivative action, Robert J. Levy v. J. Gordon Huszagh, et al., No. 11 Civ. 3321 (JS), was filed in the U.S. District Court for the Eastern District of New York against certain current and former directors of Suffolk and a former officer of Suffolk. Suffolk was named as a nominal defendant. The complaint seeks damages against the individual defendants in an unspecified amount, and alleges that the individual defendants breached their fiduciary duties by making improper statements regarding the sufficiency of Suffolk’s allowance for loan losses and loan portfolio credit quality, and by failing to establish sufficient allowances for loan losses and to establish effective credit risk management policies. On September 30, 2011, Suffolk and the current and former director defendants filed a motion to dismiss the complaint.

On October 28, 2011, a separate shareholder derivative action, Susan Forbush v. Edgar F. Goodale, et al., No. 33538/11, was filed in the Supreme Court of the State of New York for the County of Suffolk, against certain current and former directors of Suffolk and a former officer of Suffolk. Suffolk was named as a nominal defendant. The complaint asserts claims that are substantially similar to those asserted in the Levy action. On February 17, 2012, the defendants filed motions to dismiss the complaint.

On October 20, 2011, a putative shareholder class action, James E. Fisher v. Suffolk Bancorp, et al., No. 11 Civ. 5114 (SJ), was filed in the U.S. District Court for the Eastern District of New York against Suffolk, its former chief executive officer, and a former chief financial officer of Suffolk. The complaint alleges that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by knowingly or recklessly making false statements about, or failing to disclose accurate information about, Suffolk’s financial results and condition, loan loss reserves, impaired assets, internal and disclosure controls, and banking practices. The complaint seeks damages in an unspecified amount on behalf of purchasers of Suffolk’s common stock between March 12, 2010 and August 10, 2011.

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

Item 1A—Risk Factors

There are no material changes from any of the risk factors previously disclosed in Suffolk’s 2011 Form 10-K in response to Part I, Item 1A, except as follows:

The Bank is subject to individual minimum capital ratios (“IMCR’s”) established by the OCC requiring Tier 1 Leverage Capital equal to at least 8.00 percent of adjusted total assets; Tier 1 Risk-based Capital equal to at least 10.50 percent of risk-weighted assets; and Total Risk Based Capital equal to at least 12.00 percent of risk-weighted assets. The Bank met all three IMCR’s at March 31, 2012: Tier 1 Capital was 8.73 percent of adjusted total assets, Tier 1 Capital was 13.10 percent of risk-weighted assets, and Total Risk Based Capital was 14.38 percent of risk-weighted assets. Further increases to Suffolk’s allowance for loan losses, however, would negatively impact the Bank’s capital levels and make it difficult to maintain the capital levels directed by the OCC. If the Bank fails to maintain the required capital levels, it could be subject to further regulatory enforcement actions.

The revisions to Suffolk’s earnings previously announced on April 12, 2011, and the restatement of Suffolk’s financial statements for the quarter ended September 30, 2010 and the year ended December 31, 2010, has resulted in additional costs to Suffolk and may cause Suffolk to incur further costs or result in regulatory action or litigation against Suffolk which could adversely affect its results of operation or financial condition.

On April 12, 2011, Suffolk released preliminary earnings for the first quarter of 2011. Following that release, but prior to the regulatory deadline to file its Form 10-Q, management identified possible deficiencies and/or weaknesses in Suffolk’s internal controls with respect to credit administration and credit risk management, primarily with respect to the timing of the recognition of credit risk, as well as with regard to risk rating which affected the computation of the allowance for loan losses. On May 11, 2011, Suffolk announced that it would be delayed in filing its Form 10-Q. Suffolk retained independent consultants specializing in the evaluation and computation of the allowance for loan losses that conducted an independent review of Suffolk’s loan files with respect to the correct risk-rating of credits, and to the extent possible, to evaluate when that rating might correctly have been determined, and finally, where applicable, what the correct specific impairment allowance should be. The result of the reevaluation and re-computation of the allowance for loan losses was an increase in the specific impairment allowances, offset by a decrease in the qualitative reserve percentages, resulting in an overall increase in the total allowance over that announced on April 12, 2011. On August 12, 2011, Suffolk announced that the Audit Committee of the Board of Directors had concluded that Suffolk’s previously issued financial statements as of and for the year ended December 31, 2010 and the quarter ended September 30, 2010, as reported in Suffolk’s Annual Report on Form 10-K and Quarterly Report on Form 10-Q, respectively, should no longer be relied upon due to an understatement of its allowance for loan losses in such periods. The reevaluation and restatement process has resulted in additional costs to Suffolk and may cause Suffolk to incur further costs that could adversely affect its results of operation or financial condition. The revisions to our earnings previously announced on April 12, 2011 and the restatement of our financial statements may also result in regulatory action or litigation against Suffolk, which could adversely affect our results of operation or financial condition.

A failure to restore and maintain effective internal controls over financial reporting and disclosure controls and procedures could have a material adverse effect on our results of operation or financial condition

During April 2011, management identified possible deficiencies and/or weaknesses in Suffolk’s internal controls related to the design and implementation of policies to promptly identify problem loans and to quantify the elements of risk in problem loans. After conducting an internal review, management determined that there were material weaknesses related to the allowance for loan and lease losses, financial reporting staffing resources, interdepartmental communications and governance and management accountability. See Part I, Item 4—Controls and Procedures. Suffolk has incurred costs and implemented certain changes in its internal controls over financial reporting and disclosure controls and procedures to address these material weaknesses. It is too early to determine the impact of these remediation steps and Suffolk has not yet determined that it has restored effective internal controls over financial reporting and disclosure controls and procedures. It is possible that additional deficiencies or weaknesses could be identified A failure to restore and maintain effective internal controls over financial reporting and disclosure controls and procedures could have a material adverse effect on our results of operation or financial condition.

Potential impairment in the carrying value of our goodwill could negatively impact our earnings and capital.

At March 31, 2012, we had goodwill totaling $814,000. Goodwill is reviewed for impairment at least annually or more frequently if events or changes in circumstances indicate that the carrying value may not be recoverable. Given the current economic environment, we could be required to evaluate the recoverability of goodwill prior to our normal annual assessment if we experience disruption in our business and/or sustained market capitalization declines. These types of events and the resulting analyses could result in goodwill impairment charges in the future. These non-cash impairment charges could adversely affect our results of operations in future periods.

Item 2—Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 6—Exhibits

Exhibit 31.1—CERTIFICATION OF PERIODIC REPORT

Exhibit 31.2—CERTIFICATION OF PERIODIC REPORT

Exhibit 32.1—CERTIFICATION OF PERIODIC REPORT

Exhibit 32.2—CERTIFICATION OF PERIODIC REPORT

Exhibit 101*—The following materials from the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to the Consolidated Financial Statements.

*Furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUFFOLK BANCORP

Date: May 10, 2012	/s/ Howard C. Bluver
Howard C. Bluver
President & Chief Executive Officer

Date: May 10, 2012	/s/ Brian K. Finneran
Brian K. Finneran
Chief Financial Officer