Form 10-Q/A
period 2012-03-31
SUFFOLK BANCORP
filed 2012-05-11
CIK 754673

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

EXPLANATORY NOTE

Suffolk Bancorp (“Suffolk”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the period ended March 31, 2012 in order to correct for errors that occurred during the electronic compilation of data via EDGAR and in XBRL interactive data formats. These errors were not material in nature or amount and only affected captions, format, and certain quantitative detail.

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

SUFFOLK BANCORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

(Unaudited, in thousands of dollars)

	2012	2011
NET INCOME (LOSS)	$1,168	$(7,574)
ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO NET CASH PROVIDED BY OPERATING ACTIVITIES
Provision for Loan Losses	—	19,971
Depreciation and Amortization	648	656
Stock Option Expense	27	—
Net Amortization of Premiums and Accretion of Discounts	504	641
Decrease in Income Taxes Receivable	700	2,478
Decrease (Increase) in Accrued Interest and Loan Fees Receivable	752	(921)
Increase in Other Assets	(140)	(6,503)
Decrease in Prepaid FDIC Assessment	335	—
Decrease in Other Intangibles	23	—
Decrease in Unfunded Pension Liability	791	791
Decrease in Capital Lease Payable	(18)	—
Decrease in Accrued Interest Payable	—	(30)
Decrease in Other Liabilities	(1,373)	(1,932)

Net Cash Provided By Operating Activities	3,417	7,577

CASH FLOWS FROM INVESTING ACTIVITIES
Principal Payments on Investment Securities	8,100	9,097
Maturities of Investment Securities - Available for Sale	30,406	1,000
Purchases of Investment Securities - Available for Sale	(30,000)	(3,287)
Maturities of Investment Securities - Held to Maturity	143	222
Purchases of Investment Securities - Held to Maturity	(25)	—
Loan Repayments - Net	29,968	12,638
Purchases of Premises and Equipment - Net	(518)	(326)
Proceeds from Sale of Other Real Estate Owned	—	2,457

Net Cash Provided By Investing Activities	38,074	21,801

CASH FLOWS FROM FINANCING ACTIVITIES
Net (Decrease) Increase in Deposit Accounts	(596)	12,644
Dividends Paid to Stockholders	—	(1,454)
Proceeds from Stock Dividend Reinvestment	—	400

Net Cash (Used in) Provided By Financing Activities	(596)	11,590

Net Increase in Cash and Cash Equivalents	40,895	40,968
Cash and Cash Equivalents Beginning of Period	172,559	41,149

Cash and Cash Equivalents End of Period	$213,454	$82,117

Supplemental Disclosure of Cash Flow Information:
Cash Received During the Year for Interest	$17,057	$19,398

Cash Paid During the Year for:
Interest	$1,249	$1,942
Income Taxes	—	191

Total Cash Paid During Year for Interest & Income Taxes	$1,249	$2,133

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

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820), “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS,” which amends the authoritative accounting guidance under ASC Topic 820 “Fair Value Measurement” to more closely align U.S. GAAP with International Financial Reporting Standards (“IFRS”). This standard requires the disclosure of: (1) the reason for the measurement for both recurring and nonrecurring fair value measurements; (2) all transfers between levels of the fair value hierarchy must be separately reported and described; (3) for all Level 2 and Level 3 fair value measurements, a description of the valuation technique(s) and the inputs used in those measurements; (4) for Level 3 measurements, the quantitative information about the significant unobservable inputs used in those measurements; (5) a description of the valuation processes used in Level 3 fair value measurements, as well as narrative descriptions about those measurement’s sensitivity to changes in unobservable inputs if such changes would significantly alter the fair value measurement; and (6) expanded disclosure of the categorization by level of the fair value hierarchy for the items that are not measured at fair value in the balance sheet, but for where the estimated fair value is required to be disclosed (e.g. portfolio loans and deposits). This new guidance was effective prospectively beginning January 1, 2012 and it did not have a material effect on Suffolk’s condensed consolidated financial statements upon implementation. The new disclosures of the fair value levels of Suffolk’s assets and liabilities are set forth in Note 3.

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

	Level in Fair Value Hierarchy	March 31, 2012		December 31, 2011
		Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash & cash equivalents	Level 1	$213,454	$213,454	$172,559	$172,559
Total loans	Level 2	939,736	968,654	969,654	1,000,028
Accrued interest and loan fees receivable	Level 2	6,133	6,133	6,885	6,885
Deposits	Level 2	1,311,276	1,313,522	1,311,872	1,314,190
Accrued interest payable	Level 2	348	348	348	348

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

Other assets measured at fair value on a non-recurring basis were as follows: (in thousands)

		Fair Value Measurements Using
Description	March 31, 2012	Active Markets for Identical Assets Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$127,957	$—	$—	$127,957
Other real estate owned	1,800	—	—	1,800
Mortgage servicing rights (1)	1,600	—	—	1,600

Total	$131,357	$—	$—	$131,357

(1)	Mortgage servicing rights are measured at fair value on a recurring basis.

		Fair Value Measurements Using
Description	December 31, 2011	Active Markets for Identical Assets Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$118,613	$—	$—	$118,613
Other real estate owned	1,800	—	—	1,800
Mortgage servicing rights (1)	1,623	—	—	1,623

Total	$122,036	$—	$—	$122,036

(1)	Mortgage servicing rights are measured at fair value on a recurring basis.

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

The following tables summarize the valuation of financial instruments measured at fair value on a recurring basis in the condensed consolidated statements of condition at March 31, 2012 and December 31, 2011, including the additional requirement to segregate classifications to correspond to the major security type classifications utilized for disclosure purposes: (in thousands)

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

	March 31, 2012				December 31, 2011
	Amortized Cost	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Amortized Cost	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
Available for sale:
Obligations of states and political subdivisions	$156,090	$168,254	$12,164	$—	$156,663	$171,992	$15,329	$—
Collateralized mortgage obligations	113,731	118,861	5,884	(754)	122,155	126,770	5,768	(1,153)
Mortgage-backed securities	376	424	48	—	391	442	51	—

Balance at end of period	270,197	287,539	18,096	(754)	279,209	299,204	21,148	(1,153)

Held to maturity:
Obligations of states and political subdivisions	9,194	9,988	794	—	9,315	10,161	846	—

Balance at end of period	9,194	9,988	794	—	9,315	10,161	846	—

Total Investment Securities	$279,391	$297,527	$18,890	$(754)	$288,524	$309,365	$21,994	$(1,153)

The amortized cost, maturities, and approximate fair value of Suffolk’s investment securities at March 31, 2012 were as follows: (in thousands)

	Available for Sale						Held to Maturity		Total
	U.S. Treasury Securities		U.S. Govt. Agency Debt		Obligations of States & Political Subdivisions		Obligations of States & Political Subdivisions		Total Amortized Cost	Total Fair Value
Maturity (in years) (1)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within 1	$—	$—	$—	$—	$896	$912	$2,282	$2,290	$3,178	$3,202
After 1 but within 5	—	—	—	—	57,584	61,911	3,921	4,201	$61,505	$66,112
After 5 but within 10	—	—	—	—	96,206	103,920	2,991	3,497	$99,197	$107,417
After 10	—	—	—	—	1,404	1,511	—	—	$1,404	$1,511

Subtotal	—	—	—	—	156,090	168,254	9,194	9,988	$165,284	$178,242
Collateralized mortgage obligations	—	—	—	—	113,731	118,861	—	—	$113,731	$118,861
Mortgage-backed securities	—	—	—	—	376	424	—	—	$376	$424

Total	$—	$—	$—	$—	$270,197	$287,539	$9,194	$9,988	$279,391	$297,527

(1)	Maturities shown are stated maturities. Securities backed by mortgages are expected to have substantial periodic prepayments resulting in weighted average lives considerably less than what would be surmised from the table above.

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

The following table summarizes the two non-agency, private label collateralized mortgage obligation securities, by year of vintage with OTTI, credit ratings and related credit losses recognized in earnings at March 31, 2012. Management determined the estimated fair values for each security based on discounted cash flow analyses using the Intex Desktop Valuation model. Management explicitly calculates the credit component utilizing conditional default and loss severity vectors with the Intex model. Management relies on FASB ASC paragraph 820-10-55-5 to provide guidance on the discount rates to be used when a market is not active. According to the standard, the discount rate should take into account all of the following factors:

•	The time value of money (risk-free rate)

•	Price for bearing the uncertainty in the cash flows (risk premium)

•	Other case-specific factors that would be considered by market participants, including a liquidity adjustment.

Weighted average key assumptions utilized in the valuations were as follows:

•	Discount Rate – 10.5%

•	Voluntary Prepayments – 16.2%

•	Conditional Default Rates – 10.1% for the first 24 months, then trending downward in a linear fashion for the following 12 months, then to zero through approximately 17 years.

•	Loss Severity – 54.8% trending downward to terminal loss severities of 23%, in a linear fashion, at 2.5% per year.

	Year of Vintage	Total Fair	Total Amortized	Total OTTI Related to Credit Loss at
(in thousands)	2006	Value	Cost	Mar. 31, 2012
Rating:
Total Non-Agency
CMOs
CCC and Below	$7,708	$7,708	$8,462	$—

Total Non-Agency
CMO’s	$7,708	$7,708	$8,462	$—

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

The following table presents information about the allowance for loan losses: (in thousands of dollars)

	For the Three Months Ended
	March 31, 2012	March 31, 2011
Balance, January 1,	$39,958	$28,419
Loans charged-off:
Commercial, financial & agricultural loans	337	727
Commercial real estate mortgages	—	—
Real estate — construction loans	—	—
Residential mortgages (1st and 2nd liens)	395	48
Home equity loans	61	70
Consumer loans	32	57
Other loans	—	—

Total Charge-offs	$825	$902

Loans recovered after charge-off:
Commercial, financial & agricultural loans	$855	$37
Commercial real estate mortgages		—
Real estate — construction loans	—	—
Residential mortgages (1st and 2nd liens)	1	—
Home equity loans	—	—
Consumer loans	19	14
Other loans	—	—

Total recoveries	$875	$51

Net (recoveries) charge-offs	(50)	851
Reclass to Allowance for Contingent Liabilities	—	—
Provision for loan losses	—	19,971

Balance, End of Period	$40,008	$47,539

Further information pertaining to the allowance for loan losses at March 31, 2012 is as follows: (in thousands)

	Commercial, financial, and agricultural	Commercial real estate	Real estate construction loans	Residential mortgages (1st and 2nd liens)	Home equity loans	Consumer loans	Total
Allowance for loan losses:
Ending balance (total allowance)	$25,598	$11,029	$623	$2,007	$451	$300	$40,008
Ending balance: individually evaluated for impairment	6,935	1,288	—	—	—	—	$8,223
Ending balance: collectively evaluated for impairment	18,663	9,741	623	2,007	451	300	$31,785
Loan balances:
Ending balance (loan portfolio) (1)	$211,184	$412,722	$48,284	$152,318	$77,015	$37,790	$939,313
Ending balance: individually evaluated for impairment	30,388	65,791	18,576	8,506	4,013	683	$127,957
Ending balance: collectively evaluated for impairment	180,796	346,931	29,708	143,812	73,002	37,107	$811,356

(1)	Other loans of $423, not included here, consist primarily of advances under lines of credit.

Further information pertaining to the allowance for loan losses at December 31, 2011 is as follows: (in thousands)

	Commercial, financial, and agricultural	Commercial real estate	Real estate construction loans	Residential mortgages (1st and 2nd liens)	Home equity loans	Consumer loans	Total
Allowance for loan losses:
Ending balance (total allowance)	$25,080	$11,029	$623	$2,401	$512	$313	$39,958
Ending balance: individually evaluated for impairment	7,477	3,092	57	—	—	—	10,626
Ending balance: collectively evaluated for impairment	17,603	7,937	566	2,401	512	313	29,332
Loan balances:
Ending balance (loan portfolio) (1)	$206,652	$428,646	$49,704	$160,619	$79,684	$43,831	$969,136
Ending balance: individually evaluated for impairment	36,559	66,402	19,251	8,345	3,897	646	135,100
Ending balance: collectively evaluated for impairment	170,093	362,244	30,453	152,274	75,787	43,185	834,036

(1)	Other loans of $543, not included here, consist primarily of advances under lines of credit.

The following is a summary of current and past due loans at March 31, 2012: (in thousands)

	Past Due				Current	Total
	30-59 days	60-89 days	90 days & over	Total
Commercial:
Commercial, financial, and agricultural	$2,131	$2,489	$19,384	$24,004	$187,180	$211,184
Commercial real estate mortgages	2,178	1,400	44,871	48,449	364,273	412,722
Real estate construction loans	—	8,832	7,003	15,835	32,449	48,284
Consumer:
Residential mortgages (1st and 2nd liens)	3,873	454	7,197	11,524	140,794	152,318
Home equity loans	424	196	4,014	4,634	72,381	77,015
Consumer loans	122	11	683	816	36,974	37,790

Total (1)	$8,728	$13,382	$83,152	$105,262	$834,051	$939,313

(1)	Other loans of $423, not included here, consist primarily of advances under lines of credit.

The following is a summary of current and past due loans at December 31, 2011: (in thousands)

	Past Due				Current	Total
	30-59 days	60-89 days	90 days & over	Total
Commercial:
Commercial, financial, and agricultural	$9,774	$8,574	$16,867	$35,215	$171,437	$206,652
Commercial real estate mortgages	4,981	4,843	45,344	55,168	373,478	428,646
Real estate construction loans	1,282	—	6,978	8,260	41,444	49,704
Consumer:
Residential mortgages (1st and 2nd liens)	3,479	1,144	7,028	11,651	148,968	160,619
Home equity loans	—	198	3,897	4,095	75,589	79,684
Consumer loans	215	78	646	939	42,892	43,831

Total (1)	$19,731	$14,837	$80,760	$115,328	$853,808	$969,136

(1)	Other loans of $543, not included here, consist primarily of advances under lines of credit.

The following is a summary of impaired loans: (in thousands)

	March 31, 2012				December 31, 2011
	Impaired Loans with Valuation Reserves	Impaired Loans without Valuation Reserves	Total Impaired Loans	Total Valuation Reserves	Impaired Loans with Valuation Reserves	Impaired Loans without Valuation Reserves	Total Impaired Loans	Total Valuation Reserves
Commercial, financial & agricultural loans	$15,678	$14,710	$30,388	$6,935	$15,674	$20,885	$36,559	$7,477
Commercial real estate mortgages	15,358	50,433	65,791	1,288	19,715	46,687	66,402	3,092
Real estate construction loans	—	18,576	18,576	—	2,207	17,044	19,251	57
Residential mortgages (1st & 2nd liens)	—	8,506	8,506	—	—	8,345	8,345	—
Home equity loans	—	4,013	4,013	—	—	3,897	3,897	—
Consumer loans	—	683	683	—	—	646	646	—

Total	$31,036	$96,921	$127,957	$8,223	$37,596	$97,504	$135,100	$10,626

	Quarter ended March 31, 2012	Quarter ended March 31, 2011
Average investment in impaired loans	$129,209	$111,515
Interest income recognized on impaired loans	$771	$1,071
Interest income recognized on a cash basis on impaired loans	$—	$—

The following is a summary of information pertaining to impaired and non-accrual loans: (in thousands)

	March 31, 2012	December 31, 2011
Impaired loans without a valuation allowance	$96,921	$97,504
Impaired loans with a valuation allowance	31,036	37,596

Total impaired loans	$127,957	$135,100

Valuation allowance related to impaired loans	$8,223	$10,626
Total non-accrual loans	83,152	80,760
Total loans past due 90 days or more and still accruing	—	—
Troubled debt restructurings accruing interest	6,977	5,479
Troubled debt restructurings - nonaccruing	21,291	20,996

Additional interest income of approximately $1,413,000 and $4,267,000 would have been recorded during the three and twelve month periods ended March 31, 2012 and December 31, 2011, respectively, if the loans had performed in accordance with their original terms.

A total of $2,923,000 is committed to be advanced in connection with impaired loans as of March 31, 2012.

The following table summarizes loan balances and allocates the allowance for loan losses by risk rating as of March 31, 2012: (in thousands)

	Commercial, financial, and agricultural	Commercial real estate mortgages	Real estate construction loans		Residential mortgages (1st and 2nd liens)	Home equity loans	Consumer loans (4)	Total
Unimpaired loans:
Total pass loans (1)	153,575	275,830	9,266		143,812	73,002	37,107	$692,592
Loss factor (2)	10.60%	2.97%	2.43%		1.40%	0.62%	0.81%	3.96%

Reserve	16,286	8,190	225		2,007	451	300	27,459

Total special mention loans	16,037	48,284	5,356		—	—		69,677
Loss factor	7.00%	2.18%	1.94%					3.27%

Reserve	1,122	1,053	104		—	—		2,279

Total substandard loans	11,184	22,817	15,086		—	—		49,087
Loss factor	11.22%	2.18%	1.95%					4.17%

Reserve	1,255	498	294		—	—	—	2,047

Impaired loans:
Total substandard loans	30,190	65,791	16,930		8,506	4,013	683	126,113
Loss factor	22.97%	1.96%	0.00	%(3)				6.52%

Reserve	6,935	1,288	—		—	—	—	8,223

Total doubtful loans	198	—	1,646		—	—	—	1,844
Loss factor								0.00%

Reserve	—	—	—		—	—	—	—
Total unimpaired loans	$180,796	$346,931	$29,708		$143,812	$73,002	$37,107	$811,356
Total reserve on unimpaired loans	$18,663	$9,741	$623		$2,007	$451	$300	$31,785

(1)	Other loans of $423, not included here, consist primarily of advances under lines of credit.
(2)	Loss factor calculation is specific reserve as a percentage of balance for a portfolio segment.
(3)	Loss factor is driven by higher collateral positions and charge-offs taken within this portfolio segment.
(4)	Net of unearned discount.

The following table summarizes loan balances and allocates the allowance for loan losses by risk rating as of December 31, 2011: (in thousands)

	Commercial, financial, and agricultural	Commercial real estate mortgages	Real estate construction loans		Residential mortgages (1st and 2nd liens)	Home equity loans	Consumer loans (4)	Total
Unimpaired loans:
Total pass loans (1)	$144,952	$289,856	$4,932		$152,274	$75,787	$43,185	$710,986
Loss factor (2)	10.43%	2.19%	1.74%		1.58%	0.68%	0.72%	3.49%

Reserve	15,121	6,359	86		2,401	512	313	24,792

Total special mention loans	16,448	41,283	7,772		—	—	—	65,503
Loss factor	8.68%	2.18%	1.88%					3.78%

Reserve	1,428	900	146		—	—	—	2,474

Total substandard loans	8,693	31,105	17,749		—	—	—	57,547
Loss factor	12.12%	2.18%	1.88%					3.59%

Reserve	1,054	678	334		—	—	—	2,066

Impaired loans:
Total substandard loans	36,316	66,402	17,639		8,345	3,897	646	133,245
Loss factor	20.52%	4.66%	0.32	%(3)				7.96%

Reserve	7,452	3,092	57		—	—	—	10,601

Total doubtful loans	243	—	1,612		—	—	—	1,855
Loss factor	10.29%		0.00%					1.35%

Reserve	25	—	—		—	—	—	25
Total unimpaired loans	$170,093	$362,244	$30,453		$152,274	$75,787	$43,185	$834,036
Total reserve on unimpaired loans	$17,603	$7,937	$566		$2,401	$512	$313	$29,332

(1)	Other loans of $543, not included here, consist primarily of advances under lines of credit.
(2)	Loss factor calculation is specific reserve as a percentage of balance for a portfolio segment.
(3)	Loss factor is driven by higher collateral positions and charge-offs taken within this portfolio segment.
(4)	Net of unearned discount.

The following table summarizes the allowance for loan losses by loan type for the three months ended March 31, 2012: (in thousands)

Allowance for loan losses	Commercial, financial & agricultural loans	Commercial real estate mortgages	Real estate contruction loans	Residential mortgages (1st and 2nd liens)	Home equity loans	Consumer loans	Total
Beginning balance	$25,080	$11,029	$623	$2,401	$512	$313	$39,958
Total charge-offs	(337)	—	—	(395)	(61)	(32)	(825)
Total recoveries	855	—	—	1	—	19	875
Provision for loan losses							—

Ending balance	$25,598	$11,029	$623	$2,007	$451	$300	$40,008

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

The following table identifies the credit risk profile by internally assigned grade as of March 31,2012: (in thousands)

Credit Risk Profile By Internally Assigned Grade

	Commercial Credit Exposure			Consumer Credit Exposure
	Commercial, financial, and agricultural	Commercial real estate mortgages	Real estate construction loans	Residential mortgages (1st and 2nd liens)	Home equity loans	Consumer loans	Total
Grade:
Pass (1)	$153,575	$275,830	$9,266	$143,812	$73,002	$37,107	$692,592
Special mention	16,037	48,284	5,356	—	—	—	69,677
Substandard	41,374	88,608	32,016	8,506	4,013	683	175,200
Doubtful	198	—	1,646	—	—	—	1,844

Total	$211,184	$412,722	$48,284	$152,318	$77,015	$37,790	$939,313

(1)	Other loans of $423, not included here, consist primarily of advances under lines of credit.

The following table presents the credit risk profile by internally assigned grade as of December 31, 2011: (in thousands)

Credit Risk Profile By Internally Assigned Grade

	Commercial Credit Exposure			Consumer Credit Exposure
	Commercial, financial, and agricultural	Commercial real estate mortgages	Real estate construction loans	Residential mortgages (1st and 2nd liens)	Home equity loans	Consumer loans	Total
Grade:
Pass (1)	$144,952	$289,856	$4,932	$152,274	$75,787	$43,185	$710,986
Special mention	16,448	41,283	7,772	—	—	—	65,503
Substandard	45,009	97,507	35,388	8,345	3,897	646	190,792
Doubtful	243	—	1,612	—	—	—	1,855

Total	$206,652	$428,646	$49,704	$160,619	$79,684	$43,831	$969,136

(1)	Other loans of $543, not included here, consist primarily of advances under lines of credit.

The following table summarizes loans that have been modified as troubled debt restructurings during 2012: (dollars in thousands):

Troubled Debt Restructurings	Number of Loans	Pre- Modification Recorded Principal Balance	Post- Modification Recorded Principal Balance
Commercial, financial, and agricultural	9	$3,316	$3,316
Commercial, secured by real estate	—	—	—
Real estate construction loans	—	—	—
Residential mortgages	—	—	—
Home Equity	—	—	—
Consumer	—	—	—

Total	9	$3,316	$3,316

The following loans, modified as troubled debt restructurings within the last twelve months, became over 30 days past due during the twelve months ended March 31, 2012: (amount at period end, dollars in thousands)

Defaulted Troubled Debt Restructurings	Number of Loans	Recorded Principal Balance
Commercial, financial, and agricultural	1	$15
Commercial, secured by real estate	—	—
Real estate construction loans	—	—
Residential mortgages	1	494
Home Equity	—	—
Consumer	—	—

Total	2	$509

(7)	Retirement Plan

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

Stock-based compensation for all share-based payments to employees, including grants of employee stock options, is recorded in the financial statements based on their fair values. During the three months ended March 31, 2012, $18,000 was recognized as compensation expense. The remaining unrecognized compensation cost of $687,000 will be expensed over the remaining weighted vesting period of approximately three years.

The following table presents the options granted, exercised, or expired under the 1999 Plan and the 2009 Plan during the three months ended March 31, 2012:

	Shares	Weighted Average Price
Balance at December 31, 2011	81,500	$22.57
Options granted	80,000	13.11
Options exercised	—	—
Options expired or terminated	(26,000)	32.29

Balance at March 31, 2012	135,500	$17.73

The following table details contractual weighted-average lives of outstanding and exercisable options at various prices:

	By range of exercise prices
from	$10.79	$12.44	$28.30	$34.39
to	$10.79	$13.44	$32.90	$34.95
Outstanding stock options	20,000	80,000	26,000	9,500
Weighted-average remaining life	9.76	9.95	4.83	3.30
Weighted-average exercise price	$10.79	$13.11	$31.04	$34.80
Exercisable stock options	—	—	26,000	9,500
Weighted-average remaining life	—	—	4.83	3.30
Weighted-average exercise price	$—	$—	$31.04	$34.80

	Weighted-average
At all prices	Options	price	life (yrs)
Total outstanding	135,500	$17.73	8.47
Total exercisable	35,500	$32.05	4.42

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

The following table details the components of Suffolk’s net interest income for the quarter on a taxable-equivalent basis: (in thousands)

Quarters ended March 31,	2012			2011
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
INTEREST-EARNING ASSETS
U.S. Treasury securities	$14,360	$—	—%	$8,077	$72	3.55%
Collateralized mortgage obligations	123,338	1,194	3.87	158,526	1,628	4.11
Mortgage backed securities	436	7	6.42	509	8	6.34
Obligations of states and political subdivisions	180,615	2,312	5.12	213,246	2,904	5.45
U.S. government agency obligations	578	8	5.54	22,407	154	2.75
Other securities	2,536	46	7.26	4,397	84	7.61
Federal funds sold and interest bearing bank deposits	141,560	77	0.22	34,350	16	0.19
Loans, net of allowance for loan losses
Commercial, financial & agricultural loans	210,851	2,955	5.61	258,536	3,717	5.75
Commercial real estate mortgages	420,894	6,110	5.81	440,361	6,882	6.25
Real estate construction loans	48,968	2	0.02	82,420	1,133	5.50
Residential mortgages (1st and 2nd liens)	152,638	1,877	4.92	184,762	2,793	6.05
Home equity loans	78,129	782	4.00	83,631	831	3.97
Consumer loans	39,110	668	6.83	63,498	1,092	6.88
Other loans (overdrafts)	413	—	—	604	—	—

Total interest-earning assets	1,414,426	$16,038	4.54%	1,555,324	$21,314	5.48%

Cash and due from banks	38,261			37,882
Other non-interest-earning assets	40,930			53,838

Total assets	$1,493,617			$1,647,044

INTEREST-BEARING LIABILITIES
Saving, N.O.W. and money market deposits	$539,614	$317	0.23%	$627,944	$634	0.40%
Time deposits	261,253	719	1.10	299,158	939	1.26

Total saving and time deposits	800,867	1,036	0.52	927,102	1,573	0.84
Federal funds purchased and securities sold under agreement to repurchase	—	—	0.55	280	—	0.55
Other borrowings	—	—	—	42,983	339	3.16

Total interest-bearing liabilities	800,867	1,036	0.52	970,365	1,912	0.79

Rate spread			4.02%			4.69%
Non-interest-bearing deposits	513,008			493,627
Other non-interest-bearing liabilities	42,929			46,344

Total liabilities	1,356,804			1,510,336
Stockholders’ equity	136,813			136,708

Total liabilities and stockholders’ equity	$1,493,617			$1,647,044

Net-interest income (taxable-equivalent basis) and effective interest rate differential		15,002	4.24%		19,402	4.99%
Less: taxable-equivalent basis adjustment		(794)			(995)

Net-interest income		$14,208			$18,407

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

The following tables summarize the allowance for loan losses by category for the periods presented: (in thousands)

	Impaired Allocation March 31, 2012	Remaining Allocation March 31, 2012	Total Allocation March 31, 2012	% of Total
Commercial, financial & agricultural loans	$6,935	$18,664	$25,599	64.0%
Commercial real estate mortgages	1,288	9,741	11,029	27.6%
Real estate construction loans	—	623	623	1.6%
Residential mortgages (1st and 2nd liens)	—	2,007	2,007	5.0%
Home equity loans	—	451	451	1.1%
Consumer loans	—	299	299	0.7%

Allowance for loan losses	$8,223	$31,785	$40,008	100%

	Impaired Allocation December 31, 2011	Remaining Allocation December 31, 2011	Total Allocation December 31, 2011	% of Total
Commercial, financial & agricultural loans	$7,477	$17,603	$25,080	62.8%
Commercial real estate mortgages	3,092	7,937	11,029	27.6%
Real estate construction loans	57	566	623	1.6%
Residential mortgages (1st and 2nd liens)	—	2,401	2,401	6.0%
Home equity loans	—	512	512	1.3%
Consumer loans	—	313	313	0.8%

Allowance for loan losses	$10,626	$29,332	$39,958	100%

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

Additional analysis of charged-off loans for the quarter ended March 31, 2012 is provided below: (in thousands)

	March 31, 2012
	Non-performing Loans	Impaired Loans	Restructured Loans	Total
Commercial, financial & agricultural loans	$337	$—	$—	$337
Commercial real estate mortgages	—	—	—	—
Real estate construction loans	—	—	—	—
Residential mortgages (1st and 2nd liens)	395	—	—	395
Home equity loans	61	—	—	61
Consumer loans	32	—	—	32

Total Charge-offs	$825	$—	$—	$825

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

	March 31, 2012	December 31, 2011
Loans accruing interest but past due contractually 90 days or more	$—	$—
Loans not accruing interest	83,152	80,760
Restructured loans past due	—	—

Total	$83,152	$80,760

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

The following table summarizes Suffolk’s non-performing loans by category: (in thousands of dollars except for ratios)

	Non-Performing Loans
	3/31/2012	% of Total	Total Loans (1) 3/31/2012	% of Total Loans	12/31/2011	% of Total	Total Loans (1) 12/31/2011	% of Total Loans
Commercial, financial & agricultural	$19,384	23.3%	$211,184	2.0%	$16,867	20.9%	$206,652	1.7%
Commercial real estate mortgages	44,871	54.1	412,723	4.8	45,344	56.2	428,646	4.7
Real estate construction loans	7,003	8.4	48,284	0.7	6,978	8.6	49,704	0.7
Residential mortgages (1st & 2nd liens)	7,198	8.7	152,318	0.8	7,028	8.7	160,619	0.7
Home equity loans	4,014	4.8	77,015	0.4	3,897	4.8	79,684	0.4
Consumer loans	682	0.8	37,790	0.1	646	0.8	43,806	0.1
Other loans	—	—	423	—	—	—	543	—

Total non-performing loans	$83,152	100.0%	$939,736	8.8%	$80,760	100.0%	$969,654	8.3%

(1)	Net of unearned discount

The following table details the collateral value securing non-performing loans: (in thousands)

	March 31, 2012 Non-Performing Loans		December 31, 2011 Non-Performing Loans
	Principal Balance	Collateral Value	Principal Balance	Collateral Value
Commercial, financial & agricultural loans	$19,384	$—	$16,867	$—
Commercial real estate mortgages	44,871	61,537	45,344	68,067
Real estate construction loans	7,003	10,846	6,978	6,715
Residential mortgages (1st and 2nd liens)	7,198	10,311	7,028	14,133
Home equity loans	4,014	13,799	3,897	7,438
Consumer loans	682	—	646	—

Total	$83,152	$96,493	$80,760	$96,353

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

The following table presents information regarding real estate construction loans: (in thousands)

	Non-performing Real Estate Construction Loans
	March 31, 2012				December 31, 2011
	Balance	Non-performing	Impaired	Allowance	Balance	Non-performing	Impaired	Allowance
	Outstanding	Balance	Balance	Allocation	Outstanding	Balance	Balance	Allocation
Real estate construction loans	$48,284	$7,003	$18,576	$623	$49,704	$6,978	$19,251	$623
All loans	$939,736	$83,152	$127,957	$40,008	$969,654	$80,760	$135,100	$39,958
Real estate construction loans as % of all loans	5.14%	8.42%	14.52%	1.56%	5.13%	8.64%	14.25%	1.56%

The following table presents non-performing and collateral value information on real estate construction loans: (in thousands)

	March 31, 2012			December 31, 2011
	Non-performing Balance	Total Collateral Value	Loan to Value Ratio	Non-performing Balance	Total Collateral Value	Loan to Value Ratio
Real estate construction loans	$7,003	$10,846	65%	$6,978	$6,715	104%

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

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 6 - Exhibits

Exhibit 31.1 - CERTIFICATION OF PERIODIC REPORT

Exhibit 31.2 - CERTIFICATION OF PERIODIC REPORT

Exhibit 32.1 - CERTIFICATION OF PERIODIC REPORT

Exhibit 32.2 - CERTIFICATION OF PERIODIC REPORT

Exhibit 101* - The following materials from the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to the Consolidated Financial Statements.

*	Furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUFFOLK BANCORP

Date: May 11, 2012	/s/ HOWARD C. BLUVER
Howard C. Bluver
President & Chief Executive Officer

Date: May 11, 2012	/s/ BRIAN K. FINNERAN
Brian K. Finneran
Chief Financial Officer