Form 10-Q
period 2012-06-30
SUFFOLK BANCORP
filed 2012-08-09
CIK 754673

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [X]    No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [X]    No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [X]

Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes [   ]    No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

9,726,814 SHARES OF COMMON STOCK OUTSTANDING AS OF August 1, 2012

SUFFOLK BANCORP
Form 10-Q
For the Quarterly Period Ended June 30, 2012

Item 1 – Financial Statements
SUFFOLK BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CONDITION
AS OF JUNE 30, 2012 (unaudited) AND DECEMBER 31, 2011
(In thousands of dollars except for share data)

	June 30, 2012	December 31, 2011
ASSETS
Cash and Cash Equivalents:
Cash and Non-interest Bearing Deposits Due From Banks	$65,407	$73,651
Interest Bearing Deposits Due From Banks	278,531	98,908
Federal Funds Sold	1,150	-
Total Cash and Cash Equivalents	345,088	172,559
Federal Reserve Bank, Federal Home Loan Bank and Other Stock	2,376	2,536
Investment Securities:
Available for Sale, at Fair Value	307,719	299,204
Held to Maturity (Fair Value of $8,920 and $10,161, respectively)	8,095	9,315
Total Investment Securities	315,814	308,519
Loans, Net of Unearned Discount	848,225	969,654
Allowance for Loan Losses	29,227	39,958
Net Loans	818,998	929,696
Loans Held-for-Sale	7,500	-
Premises and Equipment, Net	27,743	27,984
Deferred Taxes	16,916	18,465
Income Tax Receivable	6,760	5,421
Other Real Estate Owned	2,172	1,800
Accrued Interest and Loan Fees Receivable	5,256	6,885
Prepaid FDIC Assessment	1,046	1,843
Goodwill and Other Intangibles	2,437	2,437
Other Assets	6,296	6,082
TOTAL ASSETS	$1,558,402	$1,484,227

LIABILITIES & STOCKHOLDERS' EQUITY
Demand Deposits	$569,742	$525,379
Saving, N.O.W. & Money Market Deposits	551,822	531,544
Time Certificates of $100,000 or More	176,253	168,140
Other Time Deposits	83,949	86,809
Total Deposits	1,381,766	1,311,872
Unfunded Pension Liability	20,286	18,212
Capital Leases	4,726	4,737
Accrued Interest Payable	325	348
Other Liabilities	12,195	12,498
TOTAL LIABILITIES	1,419,298	1,347,667

Commitments and Contingent Liabilities

STOCKHOLDERS' EQUITY
Common Stock (par value $2.50; 15,000,000 shares authorized;
13,732,084 shares issued; 9,726,814 shares outstanding)	34,330	34,330
Surplus	24,101	24,010
Retained Earnings	96,671	91,303
Treasury Stock at Par (4,005,270 shares)	(10,013)	(10,013)
Accumulated Other Comprehensive Loss, Net of Tax	(5,985)	(3,070)
TOTAL STOCKHOLDERS' EQUITY	139,104	136,560
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$1,558,402	$1,484,227
See accompanying notes to condensed consolidated financial statements.

SUFFOLK BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011
(Unaudited, in thousands of dollars except for share and per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
INTEREST INCOME
Loans and Loan Fees	$12,927	$15,940	$25,321	$32,388
United States Treasury Securities	-	25	-	95
U.S. Government Agency Obligations	4	139	4	293
Obligations of States & Political Subdivisions	1,526	1,877	3,052	3,788
Collateralized Mortgage Obligations	1,199	1,502	2,393	3,130
Mortgage-Backed Securities	19	8	26	16
Corporate Bonds	16	-	16	-
Federal Funds Sold & Due from Banks	137	45	214	61
Dividends	17	60	63	144
Total Interest Income	15,845	19,596	31,089	39,915

INTEREST EXPENSE
Saving, N.O.W. & Money Market Deposits	303	549	620	1,183
Time Certificates of $100,000 or more	406	523	845	1,105
Other Time Deposits	258	321	538	678
Interest on Borrowings	-	315	-	654
Total Interest Expense	967	1,708	2,003	3,620

Net Interest Income	14,878	17,888	29,086	36,295
(Credit) Provision for Loan Losses	(2,400)	3,217	(2,400)	23,188
Net Interest Income After (Credit) Provision for Loan Losses	17,278	14,671	31,486	13,107

NON-INTEREST INCOME
Service Charges on Deposit Accounts	1,000	1,006	1,950	2,011
Other Service Charges, Commissions & Fees	846	976	1,596	1,643
Fiduciary Fees	208	206	409	431
Net Gain on Sale of Securities Available for Sale	4	1,645	-	1,645
Other Operating Income	343	270	701	594
Total Non-Interest Income	2,401	4,103	4,656	6,324

OPERATING EXPENSES
Total Employee Compensation	8,875	7,772	17,459	15,317
Net Occupancy Expense	1,276	1,422	2,730	2,956
Equipment Expense	491	463	1,003	945
Outside Services	1,047	1,400	2,193	2,288
FDIC Assessments	478	855	548	1,986
OREO Expense (Income)	12	(29)	59	111
Prepayment Fee on Borrowing	-	1,028	-	1,028
Other Operating Expense	1,960	2,119	4,752	4,172
Total Operating Expenses	14,139	15,030	28,744	28,803

Income (Loss) Before Income Tax Expense (Benefit)	5,540	3,744	7,398	(9,372)
Income Tax Expense (Benefit)	1,340	474	2,030	(5,068)
NET INCOME (LOSS)	$4,200	$3,270	$5,368	$(4,304)

Average: Common Shares Outstanding	9,726,814	9,723,360	9,726,814	9,714,672
Dilutive Stock Options	-	-	-	-
Average Total	9,726,814	9,723,360	9,726,814	9,714,672
EARNINGS (LOSS) PER COMMON SHARE Basic	$0.43	$0.34	$0.55	$(0.44)
Diluted	$0.43	$0.34	$0.55	$(0.44)

See accompanying notes to condensed consolidated financial statements.

SUFFOLK BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011
(Unaudited, in thousands of dollars)

	Three Months		Six Months
	2012	2011	2012	2011
Net Income (Loss)	$4,200	$3,270	$5,368	$(4,304)
Other Comprehensive Income (Loss), Net of Taxes and Reclassification Adjustments:
(Decrease) Increase in Unrealized Gain on Securities Available for Sale Arising During the Period, Net of Taxes	(1,087)	927	(2,660)	2,026
Post-Retirement Plan Benefit Obligation, Net of Taxes	-	-	(255)	(89)
Total Other Comprehensive Income (Loss), Net of Taxes	(1,087)	927	(2,915)	1,937
Total Comprehensive Income (Loss)	$3,113	$4,197	$2,453	$(2,367)

See accompanying notes to condensed consolidated financial statements.

SUFFOLK BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND 2011
(Unaudited, in thousands of dollars)

	Six Months Ended June 30,
	2012	2011
Common Stock
Balance, January 1	$34,330	$34,236
Stock appreciation rights and stock options exercised	-	12
Stock dividend reinvestment	-	83
Ending Balance	34,330	34,331
Surplus
Balance, January 1	24,010	23,368
Stock-based compensation	91	-
Stock appreciation rights and stock options exercised	-	65
Stock dividend reinvestment	-	580
Ending Balance	24,101	24,013
Retained Earnings
Balance, January 1	91,303	91,450
Net income (loss)	5,368	(4,304)
Stock appreciation rights and stock options exercised	-	(69)
Ending Balance	96,671	87,077
Treasury Stock
Balance, January 1	(10,013)	(10,005)
Stock appreciation rights and stock options exercised	-	(8)
Ending Balance	(10,013)	(10,013)
Accumulated Other Comprehensive Loss, Net of Tax
Balance, January 1	(3,070)	(2,229)
Other comprehensive (loss) income	(2,915)	1,937
Ending Balance	(5,985)	(292)
Total Stockholders' Equity	$139,104	$135,116

See accompanying notes to condensed consolidated financial statements.

SUFFOLK BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND 2011
(Unaudited, in thousands of dollars)

	For the Six Months ended June 30,
	2012	2011
NET INCOME (LOSS)	$5,368	$(4,304)
ADJUSTMENTS TO RECONCILE NET INCOME (LOSS)
TO NET CASH PROVIDED BY OPERATING ACTIVITIES
(Credit) Provision for Loan Losses	(2,400)	23,188
Depreciation and Amortization	1,296	1,310
Stock Based Compensation	91	-
Net Amortization of Premiums	896	1,277
Deferred Tax Expense	3,368	-
(Increase) Decrease in Income Tax Receivable	(1,339)	4,078
Decrease in Accrued Interest and Loan Fees Receivable	1,629	329
Increase in Other Assets	(213)	(9,281)
Decrease in Prepaid FDIC Assessment	797	2,213
Increase in Unfunded Pension Liability	2,074	1,583
Decrease in Accrued Interest Payable	(23)	(181)
Decrease in Other Liabilities	(560)	(1,350)
Gain on Sale of Securities Available for Sale - Net	-	(1,645)
Net Cash Provided by Operating Activities	10,984	17,217
CASH FLOWS FROM INVESTING ACTIVITIES
Principal Payments on Investment Securities	14,867	17,071
Proceeds from Sale of Investment Securities; Available for Sale	-	42,527
Maturities of Investment Securities - Available for Sale	32,123	20,605
Purchases of Investment Securities - Available for Sale	(60,879)	(3,287)
Maturities of Investment Securities - Held to Maturity	1,957	3,772
Purchases of Investment Securities - Held to Maturity	(740)	(1,715)
Decrease in Federal Reserve Bank, Federal Home Loan Bank and Other Stock	160	1,647
Loan Repayments - Net	105,227	51,380
Purchases of Premises and Equipment - Net	(1,053)	(743)
Proceeds from Sale of Other Real Estate Owned	-	3,919
Net Cash Provided by Investing Activities	91,662	135,176
CASH FLOWS FROM FINANCING ACTIVITIES
Net Increase in Deposit Accounts	69,894	12,455
Decrease in Short-Term Borrowings - Net	-	(40,000)
Decrease in Capital Lease Payable	(11)
Dividends Paid to Stockholders	-	(1,454)
Proceeds from Stock Dividend Reinvestment	-	663
Net Cash Provided by (Used in) Financing Activities	69,883	(28,336)

Net Increase in Cash and Cash Equivalents	172,529	124,057

Cash and Cash Equivalents Beginning of Year	172,559	41,149
Cash and Cash Equivalents End of Year	$345,088	$165,206
Supplemental Disclosures
Cash Paid During the Year for:
Interest	$2,026	$3,801
Income Taxes	$-	$197
Loans Transferred to Held For Sale	$22,757	$-
Loans Transferred to Other Real Estate Owned	$372	$-

See accompanying notes to condensed consolidated financial statements.

SUFFOLK BANCORP AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)	Summary of Significant Accounting Policies

The unaudited interim condensed consolidated financial statements include the accounts of Suffolk Bancorp (“Suffolk”) and its wholly owned subsidiary, Suffolk County National Bank and its subsidiaries (the “Bank”). Suffolk and the Bank are collectively referred to hereafter as the “Company.” All material intercompany accounts and transactions have been eliminated in consolidation. The unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) and predominant practices within the banking industry. They do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. For further information, please refer to the audited consolidated financial statements and footnotes thereto included in the Company’s 2011 Annual Report on Form 10-K.  The following footnotes describe the Company’s most significant accounting policies. The results of operations for the three and six months ended June 30, 2012 are not necessarily indicative of the results of operations to be expected for the remainder of the year.

Loans and Loan Interest Income Recognition - Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at the principal balance outstanding, net of unearned discounts, deferred loan fees and costs and an allowance for loan losses.  Unearned discounts on installment loans are credited to income using methods that result in a level yield.  Loan origination fees, net of certain direct origination costs, are deferred and recognized in interest income over the respective term of the loan without anticipating prepayments.

Interest income is accrued on the unpaid principal balance.  Recognition of interest income is discontinued when reasonable doubt exists as to whether principal or interest due can be collected. For all classes of loans, loans generally no longer accrue interest when over 90 days past due unless the loan is well-secured and in process of collection. When a loan is placed on non-accrual status, all interest previously accrued, but not collected, is reversed against current-year interest income. Interest received on such loans is applied against principal or interest, according to management’s judgment as to the collectability of the principal, until qualifying for return to accrual status.  Loans start accruing interest again when they become current as to principal and interest, and when, in the opinion of management, the loans can be collected in full.  For all classes of loans, an impaired loan is defined as a loan for which it is probable that the lender will not collect all amounts due under the contractual terms of the loan. Loans for which the terms have been modified and for which the borrower is experiencing financial difficulties and the Company has granted a concession are considered troubled-debt restructurings and are classified as impaired. For impaired, accruing loans, interest income is recognized on an accrual basis with cash offsetting the recorded accruals upon receipt. Interest received on non-accrual, impaired loans is applied against principal or interest according to management’s judgment as to the collectibility of the principal.

Allowance for Loan Losses - The allowance for loan losses is a valuation allowance for probable incurred credit losses, increased by the provision for loan losses and recoveries, and decreased by charge-offs of loans.  For all classes of loans, when a loan, in full or in part, is deemed uncollectible, it is charged against the allowance. This happens when it is past due and the borrower has not shown the ability or intent to make the loan current, or the borrower does not have sufficient assets to pay the debt, or the value of the collateral is less than the balance of the loan and is not considered likely to improve soon.  The allowance for loan losses is determined by continuous analysis of the loan portfolio. That analysis includes changes in the size and composition of the portfolio, the Company’s own historical loan losses, industry-wide losses, current and anticipated economic trends, and details about individual loans. It also includes estimates of the actual value of collateral, other possible sources of repayment and estimates that are susceptible to significant changes due to changes in appraisal values of collateral, national and regional economic conditions and other factors. All loans over $250,000 in the commercial, commercial real estate and construction loan classes rated substandard or worse and all troubled- debt restructurings are evaluated individually for impairment. All other loans are evaluated as homogeneous pools. In assessing the adequacy of the allowance, the Company reviews its loan portfolio by separate classes which have similar risk and collateral characteristics; e.g., commercial, commercial real estate, construction, residential mortgages, home equity, and consumer loans.

The allowance for loan losses consists of specific and general components.  The specific component relates to loans that are individually classified as impaired.  Specific reserves are established based on an analysis of the most probable sources of repayment and liquidation of collateral. Impaired loans that are collateral dependent are reviewed based on their collateral and the estimated time required to recover the Company’s investment in the loan, as well as the cost of doing so, and the estimate of the recovery. Non-collateral dependent impaired loans are reviewed based on the present value of estimated future cash flows using the loan’s effective interest rate. While every non-performing loan is evaluated individually, not every loan requires a specific reserve. Specific reserves fluctuate based on changes in the underlying loans, anticipated sources of repayment, and charge-offs.  The general component covers non-classified loans and is based on historical loss experience for each loan class from a trailing six-quarter period adjusted for current qualitative and environmental factors that reflect changes in the collectibility of the loan class not captured by historical loss data. These factors augment actual loss experience and help estimate the probability of loss within the loan portfolio based on emerging or inherent risk trends. These qualitative factors are applied as an adjustment to historical loss rates and require judgments that cannot be subjected to exact mathematical calculation. There are no formulas for translating them into a specific basis point adjustment of the Company’s historical loss rate for a pool of loans having similar risk characteristics. These adjustments reflect management’s overall estimate of the extent to which current losses on a pool of loans will differ from historical loss experience. These adjustments are subjective estimates and management reviews them on a quarterly basis. Troubled debt restructurings are also considered impaired with impairment generally measured at the present value of estimated future cash flows using the loan’s effective rate at inception or using the fair value of collateral, less estimated costs to sell, if repayment is expected solely from the collateral.

Loans Held-For-Sale – Loans held-for-sale are carried at the lower of aggregate cost or fair value. Changes in fair value of loans held-for-sale are recognized in earnings.

Dividend Restriction - Banking regulations and the Bank's agreement with the Office of the Comptroller of the Currency (“OCC”) require maintaining certain capital levels and impose limitations on dividends paid by the Bank to the Company and by the Company to stockholders.  This is discussed further in "Regulatory Matters" in the Notes to the Consolidated Financial Statements.

Reclassifications - Items in the prior period financial statements were reclassified to conform to the current presentation.

(2)	Recent Accounting Pronouncements

In April 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-03, Transfers and Servicing (Topic 860), “Reconsideration of Effective Control for Repurchase Agreements,” which amends the authoritative accounting guidance under ASC Topic 860 “Transfers and Servicing.”  The amendments in this update remove from the assessment of effective control (1) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee, and (2) the collateral maintenance implementation guidance related to that criterion.  The amendments in this update are effective for the first interim or annual period beginning on or after December 15, 2011, and should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. Early adoption is not permitted. Adoption of this update in the first quarter of 2012 did not have a material effect on the Company’s condensed consolidated results of operations or financial condition.

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820), “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS,” which amends the authoritative accounting guidance under ASC Topic 820 “Fair Value Measurement” to more closely align U.S. GAAP with International Financial Reporting Standards (“IFRS”). This standard requires the disclosure of: (1) the reason for the measurement for nonrecurring fair value measurements; (2) all transfers between levels of the fair value hierarchy, which must be separately reported and described; (3) for all Level 2 and Level 3 fair value measurements, a description of the valuation technique(s) and the inputs used in those measurements; (4) for Level 3 measurements, quantitative information about the significant unobservable inputs used in those measurements; (5) a description of the valuation processes used in Level 3 fair value measurements, as well as narrative descriptions about those measurement’s sensitivity to changes in unobservable inputs if such changes would significantly alter the fair value measurement; and (6) expanded disclosure of the categorization by level of the fair value hierarchy for the items that are not measured at fair value in the balance sheet, but for where the estimated fair value is required to be disclosed (e.g., portfolio loans and deposits). This new guidance was effective prospectively beginning January 1, 2012 and it did not have a material effect on the Company’s condensed consolidated financial statements upon implementation in the first quarter of 2012. The new disclosures of the fair value levels of the Company’s assets and liabilities are set forth in Note 3.

In June 2011, the FASB issued ASU No. 2011-05, Topic 220, “Presentation of Comprehensive Income,” in order to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income.  This standard eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity.  This update requires all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income.  Regardless of which presentation method an entity chooses,  the entity is required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s), where the components of net income and the components of other comprehensive income are presented. This new guidance was effective retrospectively for all annual and interim periods presented beginning January 1, 2012 and the Company now presents a separate condensed consolidated statement of comprehensive income. In October 2011, the FASB decided to defer the presentation of reclassification adjustments pending further consideration.

In September 2011, the FASB issued ASU 2011-08, “Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment,” to give both public and nonpublic entities the option to qualitatively determine whether they can bypass the two-step goodwill impairment test under FASB ASC 350-20, Intangibles – Goodwill and Other. Under the new guidance, if an entity chooses to perform a qualitative assessment and determines that it is more likely than not (a more than 50 percent likelihood) that the fair value of a reporting unit is less than its carrying amount, it would then perform Step 1 of the annual goodwill impairment test in ASC 350-20 and, if necessary, proceed to Step 2. Otherwise, no further evaluation would be necessary. The amended guidance is effective for interim and annual goodwill impairment tests performed for fiscal years beginning after December 15, 2011, although early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued. The Company adopted ASU 2011-08 effective in the third quarter of 2011. Adoption of this update did not have an effect on the Company's condensed consolidated results of operations or financial condition.

(3)	Fair Value

The Company records investments available for sale, other real estate owned (“OREO”), mortgage servicing rights and impaired loans at fair value. Fair value measurement is determined based on the assumptions that market participants would use in pricing the asset or liability in an exchange. The definition of fair value includes the exchange price which is the price in an orderly transaction between market participants to sell an asset or transfer a liability in the principal market for the asset or liability. Market participant assumptions include assumptions about risk, the risk inherent in a particular valuation technique used to measure fair value and/or the risk inherent in the inputs to the valuation technique, as well as the effect of credit risk on the fair value of liabilities. The Company uses three levels of the fair value inputs to measure assets, as described below.

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

The following table presents the carrying amounts and fair values of the Company’s financial instruments. FASB ASC 825, “Financial Instruments,” defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation: (in thousands)

	Level in	June 30, 2012		December 31, 2011
	Fair Value	Carrying	Fair	Carrying	Fair
	Heirarchy	Amount	Value	Amount	Value
Cash and due from banks	Level 1	$343,938	$343,938	$172,559	$172,559
Cash equivalents	Level 2	1,150	1,150	-	-
Federal Reserve Bank, Federal Home Loan Bank and Other Stock	N/A	2,376	N/A	2,536	N/A
Investment securities held to maturity	Level 2	8,095	8,920	9,315	10,161
Investment securities available for sale	Level 2/3 (1)	307,719	307,719	299,204	299,204
Loans Held for Sale	Level 2	7,500	7,500	-	-
Loans, net of allowance	Level 2	818,998	847,550	929,696	960,070
Accrued interest and loan fees receivable	Level 2	5,256	5,256	6,885	6,885
Non-maturity Deposits	Level 2	1,121,564	1,121,564	1,056,923	1,056,923
Time Deposits	Level 2	260,202	262,336	254,949	257,267
Accrued interest payable	Level 2	325	325	348	348

(1) See table that follows for Level 2 and 3 components.

Fair value estimates are made at a specific point in time and may be based on judgments regarding losses expected in the future, risk, and other factors that are subjective in nature. The methods and assumptions used to produce the fair value estimates follow.

Short-term financial instruments are valued at the carrying amounts included in the condensed consolidated statements of condition, which are reasonable estimates of fair value due to the relatively short term nature of the instruments. This approach applies to cash and cash equivalents; accrued interest and loan fees receivable; non-interest-bearing demand deposits; N.O.W., money market, and saving accounts; and accrued interest payable. Certificates of deposit are valued using a replacement cost of funds approach.

Fair values are estimated for portfolios of loans with similar characteristics. Loans are segregated by class. The fair value of performing loans was calculated by discounting scheduled cash flows through their estimated maturity using estimated market discount rates that reflect the credit and interest rate risk of the loan. Estimated maturity is based on the Bank’s history of repayments for each type of loan and an estimate of the effect of the current economy. Fair value for significant non-performing loans is based on recent external appraisals of collateral, if any. If appraisals are not available, estimated cash flows are discounted using a rate commensurate with the associated risk. Assumptions regarding credit risk, cash flows, and discount rates are made using available market information and specific borrower information.

The fair value of loans held-for-sale is based upon binding contracts from third party investors.

Assets measured at fair value on a non-recurring basis were as follows: (in thousands)

Fair Value Measurements Using
		Significant
		Unobservable
		Inputs
Description	June 30, 2012	(Level 3)

Impaired loans	$84,688	$84,688
Other real estate owned	2,172	2,172
Mortgage servicing rights	1,623	1,623
Total	$88,483	$88,483

Fair Value Measurements Using
		Significant
		Unobservable
		Inputs
Description	December 31, 2011	(Level 3)

Impaired loans	$118,613	$118,613
Other real estate owned	1,800	1,800
Mortgage servicing rights	1,623	1,623
Total	$122,036	$122,036

Impaired loans are evaluated and valued at the time the loan is identified as impaired. The loans are measured based on the value of the collateral securing these loans, or techniques that are not based on market activity for loans that are not collateral dependent and require management’s judgment. Collateral may be real estate and/or business assets including equipment, inventory and/or accounts receivable. The value of real estate collateral is determined based on appraisals by qualified licensed appraisers hired by the Company. The value of business equipment may be based on an appraisal by qualified licensed appraisers hired by the Company if significant, or may be valued based on the equipment’s net book value on the business’ financial statements. Inventory and accounts receivable collateral may be valued based on independent field examiner review or aging reports, if significant. Reviews by field examiners may be conducted based on the loan exposure and reliance on this type of collateral. Appraised and reported values may be discounted based on management’s historical knowledge, changes in market conditions from the time of valuation, and/or management’s expertise and knowledge of the client and client’s business. Impaired loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly, based on the same factors identified above.

The following tables summarize the valuation of financial instruments measured at fair value on a recurring basis in the condensed consolidated statements of condition at June 30, 2012 and December 31, 2011, including the additional requirement to segregate classifications to correspond to the major security type classifications utilized for disclosure purposes: (in thousands)

Fair Value Measurements Using

		Significant Other	Significant
		Observable Inputs	Observable Inputs
Description	June 30, 2012	(Level 2)	(Level 3)
U.S. Government Agency Securities	$5,034	$5,034	$-
Obligations of states and political subdivisions	167,589	167,589	-
Collateralized mortgage obligations	110,814	103,389	7,425
Mortgage-backed securities	16,927	16,927	-
Corporate Bonds	7,355	7,355	-
Total	$307,719	$300,294	$7,425

There were no transfers between, into and/or out of Levels 1, 2, or 3 during the quarter ended June 30, 2012.

Fair Value Measurements Using

		Significant Other	Significant
		Observable Inputs	Observable Inputs
Description	December 31, 2011	(Level 2)	(Level 3)
Obligations of states and political subdivisions	$171,992	$171,992	$-
Collateralized mortgage obligations	126,770	118,776	7,994
Mortgage-backed securities	442	442	-
Total	$299,204	$291,210	$7,994

The types of instruments valued based on quoted market prices in active markets include most U.S. Treasury securities. Such instruments are generally classified within level 1 and level 2 of the fair value hierarchy. The Company does not adjust the quoted price for such instruments.

The types of instruments valued based on quoted prices in markets that are not active, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency include U.S. Government agency securities, state and municipal obligations, mortgage-backed securities, collateralized mortgage obligations and corporate bonds. Such instruments are generally classified within level 2 of the fair value hierarchy.

The types of instruments valued based on significant unobservable inputs that reflect the Company’s own assumptions about the assumptions that market participants would use in pricing an asset or liability are generally classified within level 3 of the fair value hierarchy.

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

The fair value of commitments to extend credit was estimated by either discounting cash flows or using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the current creditworthiness of the counterparties. The fees charged for commitments to extend credit were not material in amount.

The estimated fair value of written financial guarantees and letters of credit is based on fees currently charged for similar agreements. The contractual amounts of these commitments were $18,520,000 and $19,841,000 at June 30, 2012 and December 31, 2011, respectively. The fees charged for the commitments were not material in amount.

(4)	Investment Securities

The amortized cost, fair values and gross unrealized gains and losses of the Company’s investment securities available for sale and held to maturity at June 30, 2012 and December 31, 2011 were: (in thousands)

	June 30, 2012				December 31, 2011
		Gross	Gross	Estimated		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
Available for sale:
U.S. government agency securities	$5,043	$-	$(9)	$5,034	$-	$-	$-	$-
Obligations of states and political subdivisions	156,216	11,376	(3)	167,589	156,663	15,329	-	171,992
Collateralized mortgage obligations	106,730	4,749	(665)	110,814	122,155	5,768	(1,153)	126,770
Mortgage-backed securities	16,908	21	(2)	16,927	391	51	-	442
Corporate Bonds	7,308	49	(2)	7,355	-	-	-	-
Balance at end of period	292,205	16,195	(681)	307,719	279,209	21,148	(1,153)	299,204
Held to maturity:
Obligations of states and political subdivisions	8,095	825	-	8,920	9,315	846	-	10,161
Total investment securities	$300,300	$17,020	$(681)	$316,639	$288,524	$21,994	$(1,153)	$309,365

Proceeds from the sale of securities available for sale were $42.5 million for the three and six months ended June 30, 2011, resulting in net gains of $1.6 million. There were no such sales for the three and six months ended June 30, 2012.

The amortized cost and approximate fair value of the Company’s investment securities at June 30, 2012 are shown below by expected maturity (in thousands). Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2012
	Amortized	Fair
	Cost	Value
Securities Available for sale:
Due in one year or less	$2,581	$2,603
Due from one to five years	74,728	79,288
Due from five to ten years	90,611	97,388
Due after ten years	647	699
Subtotal	168,567	179,978
Collateralized mortgage obligations	106,730	110,814
Mortgage-backed securities	16,908	16,927
Total securities available for sale	292,205	307,719
Securities Held to maturity:
Due in one year or less	1,576	1,592
Due from one to five years	5,981	6,742
Due from five to ten years	538	586
Subtotal	8,095	8,920
Total investment securities	$300,300	$316,639

As a member of the Federal Reserve System, the Bank owns Federal Reserve Bank stock with a book value of $712,000. The stock has no maturity and there is no public market for the investment.

As a member of the Federal Home Loan Bank of New York (“FHLB”), the Bank owns 15,851 shares of FHLB stock with a book value of $1,585,000. The stock has no maturity and there is no public market for the investment. The stock continues to pay dividends and has not placed restrictions on redemptions and as such, was not deemed impaired as of June 30, 2012.

At June 30, 2012 and December 31, 2011, investment securities carried at $232,337,000 and $201,207,000, respectively, were pledged to secure trust deposits and public funds on deposit.

The table below indicates the length of time individual securities have been held in a continuous unrealized loss position at the date indicated: (in thousands)

		Less than 12 months		12 months or longer		Total
As of June 30, 2012	Number of		Unrealized		Unrealized		Unrealized
Type of securities	Securities	Fair value	Losses	Fair value	Losses	Fair value	Losses
U.S. government agency securities	1	$5,034	$9	$-	$-	$5,034	$9
Obligations of states and political subdivisions	4	652	3	-	-	652	3
Collateralized mortgage obligations	2	-	-	7,425	665	7,425	665
Mortgage-backed securities	1	5,186	2	-	-	5,186	2
Corporate Bonds	1	1,835	2	-	-	1,835	2
Total	9	$12,707	$16	$7,425	$665	$20,132	$681

		Less than 12 months		12 months or longer		Total
As of December 31, 2011	Number of		Unrealized		Unrealized		Unrealized
Type of securities	Securities	Fair value	Losses	Fair value	Losses	Fair value	Losses
Collateralized mortgage obligations	2	$-	$-	$7,994	$1,153	$7,994	$1,153
Total	2	$-	$-	$7,994	$1,153	$7,994	$1,153

Management evaluates securities for other-than-temporary impairment (“OTTI”) at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. All of the Company’s investment securities classified as available-for-sale or held-to-maturity are evaluated for OTTI under ASC 320, “Accounting for Certain Investments in Debt and Equity Securities.”

In determining OTTI under the ASC 320 model, management considers many factors, including: (1) the length of time and the extent to which the fair value has been less than amortized cost, (2) the financial condition and near-term prospects of the issuer, (3) whether the market decline was affected by macroeconomic conditions, and (4) whether the Company has the intent to sell the debt security or more likely than not will be required to sell the debt security before its anticipated recovery. The assessment of whether an other-than-temporary decline exists involves a high degree of subjectivity and judgment and is based on information available to management at a point in time. An OTTI is deemed to have occurred if there has been an adverse change in the remaining expected future cash flows.

When an OTTI occurs under the model, the amount of the OTTI recognized in earnings depends on whether an entity intends to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost basis less any current-period credit loss. If an entity intends to sell or more likely than not will be required to sell the security before recovery of its amortized cost basis less any current-period credit loss, the OTTI shall be recognized in earnings equal to the entire difference between the investment’s amortized cost basis and its fair value at the balance sheet date. If an entity does not intend to sell the security and it is not more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis less any current-period loss, the OTTI shall be separated into the amount representing the credit loss and the amount related to all other factors. The amount of the total OTTI related to the credit loss is determined based on the present value of cash flows expected to be collected and is recognized in earnings. The amount of the total OTTI related to other factors is recognized in other comprehensive income, net of applicable tax benefit. The previous amortized cost basis less the OTTI recognized in earnings becomes the new amortized cost basis of the investment.

The unrealized losses in the Company’s collateralized mortgage obligations at June 30, 2012 were caused by changes in interest rates, a significant widening of credit spreads across markets for these securities, and illiquidity in the financial markets for these instruments. These securities include two non-agency private label issues held at a continuous, unrealized loss for twelve months or longer and are either super-senior or senior in tranche structure. Each of these securities has some level of credit enhancement, and neither are collateralized by sub-prime loans. With the assistance of a third party, management reviews the characteristics of these securities periodically, including levels of delinquency and foreclosure, projected losses at various degrees of severity, and credit enhancement and coverage. Based on the aforementioned periodic analysis, it was determined that no securities had additional impairment at June 30, 2012 from that recorded at December 31, 2011.

The following tables summarize the two non-agency, private label collateralized mortgage obligation securities, by year of vintage with OTTI, credit ratings and related credit losses recognized in earnings at June 30, 2012 and December 31, 2011. Management determined the estimated fair values for each security based on discounted cash flow analyses using the Intex Desktop Valuation model. Management explicitly calculates the credit component utilizing conditional default and loss severity vectors with the Intex model. Management relies on FASB ASC paragraph 820-10-55-5 to provide guidance on the discount rates to be used when a market is not active. According to the standard, the discount rate should take into account all of the following factors:

•	The time value of money (risk-free rate)
•	Price for bearing the uncertainty in the cash flows (risk premium)
•	Other case-specific factors that would be considered by market participants, including a liquidity adjustment.

Weighted average key assumptions utilized in the valuations for June 30, 2012 were as follows:

•	Discount Rate – 10%
•	Voluntary Prepayments – 14.2%
•	Conditional Default Rates – 9.2% for the first 24 months, then trending downward in a linear fashion for the following 12 months, then to zero through approximately 17 years.
•	Loss Severity – 55.1% trending downward to terminal loss severities of 23%, in a linear fashion, at 2.5% per year.

				Total OTTI	Additional OTTI	Total OTTI
	Year of	Total	Total	Related to	During the Six Month	Related to
	Vintage	Fair	Amortized	Credit Loss at	Period Ended	Credit Loss at
(in thousands)	2006	Value	Cost	December 31, 2011	June 30, 2012	June 30, 2012
Rating:
Total Non-Agency
CMOs
CCC and Below	$7,425	$7,425	$8,090	$1,052	$-	$1,052

Total Non-Agency
CMO's	$7,425	$7,425	$8,090	$1,052	$-	$1,052

Weighted average key assumptions utilized in the valuations for December 31, 2011 were as follows:

•	Discount Rate – 11%
•	Voluntary Prepayments – 16.2%
•	Conditional Default Rates – 16.2% for the first 24 months, then trending downward in a linear fashion to 9.3% for the following 12 months, then to zero through approximately 17 years.
•	Loss Severity – 55.5% trending downward to terminal loss severities of 23%, in a linear fashion, at 2.5% per year.

			Total	Total OTTI
	Year of	Total	Amort-	Related to
	Vintage	Fair	ized	Credit Loss at
(in thousands)	2006	Value	Cost	December 31, 2011
Rating:
Total Non-Agency
CMOs
CCC and Below	$7,994	$7,994	$9,147	$1,052

Total Non-Agency
CMO's	$7,994	$7,994	$9,147	$1,052

The significant unobservable inputs used in the fair value measurements of the Company’s collateralized mortgage obligations are voluntary prepayment rates, conditional default rates and loss severity in the event of default. Significant increases or decreases in any of those inputs in isolation would result in a significantly higher or lower fair value measurement. Generally, a change in the assumption used for the conditional default rates is accompanied by a directionally similar change in the assumption used for the loss severity and a directionally opposite change in the assumption used for voluntary prepayment rates.

(5)	Loans

The following table categorizes total loans (net of unearned discount) by loan class at June 30, 2012 and December 31, 2011: (dollars in thousands)

	June 30, 2012	December 31, 2011
Commercial, financial, and agricultural	$200,093	$206,652
Commercial real estate	364,317	428,646
Real estate construction loans	43,632	49,704
Residential mortgages (1st and 2nd liens)	146,642	160,619
Home equity loans	75,223	79,684
Consumer loans	17,915	43,831
Other loans	428	543
Gross Loans	848,250	969,679
Unearned discounts	(25)	(25)
Allowance for loan losses	(29,227)	(39,958)
Balance at end of year	$818,998	$929,696

(6)	Allowance for Loan Losses

The allowance for loan losses is a valuation allowance for probable incurred credit losses.  Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed.  Subsequent recoveries, if any, are credited to the allowance. Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors.  Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged off.

The allowance consists of specific and general components. The specific component relates to loans that are individually classified as impaired.

A loan is impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement.  Loans for which the terms have been modified resulting in a concession, and for which the borrower is experiencing financial difficulties, are considered troubled debt restructurings and classified as impaired. Generally, troubled debt restructurings are initially classified as non-accrual until sufficient time has passed to assess whether the restructured loan will continue to perform. Generally, the Company returns a troubled-debt restructuring to accrual status upon six months of performance under the new terms.

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

All loans over $250,000 in the commercial, commercial real estate and construction loan classes rated substandard or worse and all troubled debt restructurings are evaluated individually for impairment. All other loans are evaluated as homogeneous pools. If a loan is impaired, a specific reserve is recorded so that the loan is reported, net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral. Large groups of homogeneous loans with smaller individual balances, such as consumer and residential real estate loans, are evaluated collectively for impairment, and accordingly, are not separately identified for impairment disclosures.  Troubled debt restructurings are separately identified for impairment disclosures and are measured at the present value of estimated future cash flows using the loan’s effective rate at inception.  If a troubled debt restructuring is considered to be “collateral-dependent,” the loan is reported at the fair value of the collateral net of costs to sell.  For troubled debt restructurings that subsequently default, the Company determines the allowance amount in accordance with its accounting policy for the allowance for loan losses.

The general component covers non-impaired loans and is based on historical loss experience, adjusted for qualitative factors.  The historical loss experience is determined by loan class, and is based on the actual loss history experienced by the Company over a six-quarter historical loan loss period. This actual loss experience is supplemented with other qualitative factors based on the risks present for each loan class.  These qualitative factors include consideration of the following:  levels of and trends in delinquencies and impaired loans; levels of and trends in charge-offs and recoveries; trends in volume and terms of loans; effects of any changes in risk selection and underwriting standards; other changes in lending policies, procedures and practices; experience, ability, and depth of lending management and other relevant staff; national and local economic trends and conditions; industry conditions; and effects of changes in credit concentrations.  The following loan classes have been identified:

•	Commercial, financial & agricultural loans
•	Commercial real estate mortgages
•	Real estate -- construction loans
•	Residential mortgages (1st and 2nd liens)
•	Home equity loans
•	Consumer loans

For performing loans, an estimate of adequacy is made by applying qualitative factors specific to the portfolio to the period-end balances. Consideration is also given to the type and collateral of the loans with particular attention paid to commercial real estate construction loans, due to the inherent risk of this type of loan. Specific and general reserves are available for any identified loss.

At June 30, 2012, non-performing loans, including non-accrual loans and loans contractually past due 90 days or more with regard to payment of principal and/or interest, totaled $54,079,000 as compared to $80,760,000 at December 31, 2011. When compared to total loans, non-performing loans declined to 6.4% at June 30, 2012, down from 8.3% at December 31, 2011. A decrease in commercial real estate non-accrual loans, principally due to loans sold in the second quarter, was primarily responsible for the decline in total non-accrual loans at June 30, 2012.

Information pertaining to the allowance for loan losses at June 30, 2012 is as follows: (in thousands)

	Commercial, financial, and agricultural	Commercial real estate mortgages	Real estate construction loans	Residential mortgages (1st and 2nd liens)	Home equity loans	Consumer loans	Total
Allowance for loan losses:
Ending balance (total allowance)	$16,319	$8,851	$176	$2,286	$1,406	$189	$29,227
Ending balance: individually
evaluated for impairment	3,336	281	-	930	468	4	5,019
Ending balance: collectively
evaluated for impairment	12,983	8,570	176	1,356	938	185	24,208
Loan balances:
Ending balance (loan portfolio) (1)	$200,093	$364,317	$43,632	$146,642	$75,223	$17,890	$847,797
Ending balance: individually
evaluated for impairment	24,379	31,636	17,111	7,501	3,560	502	84,689
Ending balance: collectively
evaluated for impairment	175,714	332,681	26,521	139,141	71,663	17,388	763,108
(1) Other loans of $428, not included here, consist primarily of advances under lines of credit.

Further information pertaining to the allowance for loan losses at December 31, 2011 is as follows: (in thousands)

	Commercial, financial, and agricultural	Commercial real estate mortgages	Real estate construction loans	Residential mortgages (1st and 2nd liens)	Home equity loans	Consumer loans	Total
Allowance for loan losses:
Ending balance (total allowance)	$25,080	$11,029	$623	$2,401	$512	$313	$39,958
Ending balance: individually
evaluated for impairment	7,477	3,092	57	-	-	-	10,626
Ending balance: collectively
evaluated for impairment	17,603	7,937	566	2,401	512	313	29,332
Loan balances:
Ending balance (loan portfolio) (1)	$206,652	$428,646	$49,704	$160,619	$79,684	$43,806	$969,111
Ending balance: individually
evaluated for impairment	36,559	66,402	19,251	8,345	3,897	646	135,100
Ending balance: collectively
evaluated for impairment	170,093	362,244	30,453	152,274	75,787	43,160	834,011
(1) Other loans of $543, not included here, consist primarily of advances under lines of credit.

The following is a summary of current and past due loans at June 30, 2012: (in thousands)

	Past Due
	30 - 59 days	60 - 89 days	90 days and over	Total	Current	Total
Commercial:
Commercial, financial
and agricultural	$1,047	$1,134	$15,633	$7,814	$182,279	$200,093
Commercial real estate	3,131	596	22,541	26,268	338,049	364,317
Real estate construction loans	-	4,250	6,334	10,584	33,048	43,632
Consumer:
Residential mortgages
(1st and 2nd liens)	3,181	-	5,847	9,028	137,614	146,642
Home equity loans	100	-	3,560	3,660	71,563	75,223
Consumer loans	343	-	164	507	17,383	17,890
Total (1)	$7,802	$5,980	$54,079	$67,861	$779,936	$847,797
(1) Other loans of $428, not included here, consist primarily of advances under lines of credit.

The following is a summary of current and past due loans at December 31, 2011: (in thousands)

	Past Due
	30 - 59 days	60 - 89 days	90 days and over	Total	Current	Total
Commercial:
Commercial, financial
and agricultural	$9,774	$8,574	$16,867	$35,215	$171,437	$206,652
Commercial real estate	4,981	4,843	45,344	55,168	373,478	428,646
Real estate construction loans	1,282	-	6,978	8,260	41,444	49,704
Consumer:
Residential mortgages
(1st and 2nd liens)	3,479	1,144	7,028	11,651	148,968	160,619
Home equity loans	-	198	3,897	4,095	75,589	79,684
Consumer loans	215	78	646	939	42,867	43,806
Total (1)	$19,731	$14,837	$80,760	$115,328	$853,783	$969,111
(1) Other loans of $543, not included here, consist primarily of advances under lines of credit.

The following is a summary of impaired loans, by class of loan, at June 30, 2012 and December 31, 2011: (in thousands)

	June 30, 2012			December 31, 2011
	Impaired Loans			Impaired Loans
	Unpaid Principal Balance	Recorded Balance	Allowance Allocated	Unpaid Principal Balance	Recorded Balance	Allowance Allocated
With no allowance recorded:
Commercial, financial & agricultural loans	$12,648	$12,401	$-	$21,162	$20,885	$-
Commercial real estate mortgages	34,233	29,530	-	52,679	46,687	-
Real estate construction loans	19,983	17,111	-	19,939	17,044	-
Residential mortgages (1st & 2nd liens)	-	-	-	8,914	8,345	-
Home equity loans	-	-	-	3,995	3,897	-
Consumer loans	-	-	-	646	646	-
Subtotal	$66,864	$59,042	$-	$107,335	$97,504	$-

With an allowance recorded:
Commercial, financial & agricultural loans	$12,361	$11,977	$3,336	$15,877	$15,674	$7,477
Commercial real estate mortgages	2,128	2,106	281	20,609	19,715	3,092
Real estate construction loans	-	-	-	2,207	2,207	57
Residential mortgages (1st & 2nd liens)	8,397	7,501	930	-	-	-
Home equity loans	3,838	3,560	468	-	-	-
Consumer loans	502	502	4	-	-	-
Subtotal	$27,226	$25,646	$5,019	$38,693	$37,596	$10,626
Total	$94,090	$84,688	$5,019	$146,028	$135,100	$10,626

The following table presents information regarding average balances of impaired loans and interest income recognized on impaired loans for the quarters and the six months ended June 30, 2012 and 2011: (dollars in thousands)

	Quarter Ended June 30, 2012			Quarter Ended June 30, 2011
	Impaired Loans			Impaired Loans
	Average recorded investment in impaired loans	Interest income recognized on impaired loans	Interest income recognized on a cash basis on impaired loans	Average recorded investment in impaired loans	Interest income recognized on impaired loans	Interest income recognized on a cash basis on impaired loans

Commercial, financial & agricultural loans	$28,398	$315	$-	$23,034	$336	$-
Commercial real estate mortgages	54,531	259	-	60,316	555	-
Real estate construction loans	18,093	338	-	30,027	-	-
Residential mortgages (1st & 2nd liens)	1,898	85	-	6,887	-	-
Home equity loans	3,863	-	-	3,687	-	-
Consumer loans	624	-	-	182	-	-
Total	$107,407	$997	$-	$124,133	$891	$-

	Six Months Ended June 30, 2012			Six Months Ended June 30, 2011
	Impaired Loans			Impaired Loans
	Average recorded investment in impaired loans	Interest income recognized on impaired loans	Interest income recognized on a cash basis on impaired loans	Average recorded investment in impaired loans	Interest income recognized on impaired loans	Interest income recognized on a cash basis on impaired loans

Commercial, financial & agricultural loans	$31,425	$315	$-	$20,863	$606	$-
Commercial real estate mortgages	60,363	259	-	57,113	1,356	-
Real estate construction loans	18,557	338	-	29,450	-	-
Residential mortgages (1st & 2nd liens)	8,287	85	-	5,765	-	-
Home equity loans	3,900	-	-	2,776	-	-
Consumer loans	641	-	-	145	-	-
Total	$123,173	$997	$-	$116,112	$1,962	$-

The following is a summary of information pertaining to non-performing assets: (in thousands)

	June 30,	De cember 31,
	2012	2011
Non-accrual Loans	$54,079	$80,760
Non-accrual Loans Held-for-Sale	7,500	-
Loans 90 Days Past Due and Still Accruing	-	-
Other Real Estate Owned	2,172	1,800
Total Non-performing Assets	$63,751	$82,560
Troubled debt restructurings accruing interest	$9,789	$1,496
Troubled debt restructurings - nonaccruing	$15,834	$24,979

The following table summarizes non-accrual loans by loan class as of June 30, 2012 and December 31, 2011 (dollars in thousands):

	Non-accrual Loans
			Total	% of			Total	% of
		% of	Loans (1)	Total		% of	Loans (1)	Total
	6/30/2012	Total	6/30/2012	Loans	12/31/2011	Total	12/31/2011	Loans
Commercial, financial & agricultural	$15,633	28.9%	$200,093	1.8%	$16,867	20.9%	$206,652	1.7%
Commercial real estate mortgages	22,541	41.7	364,317	2.7	45,344	56.2	428,646	4.7
Real estate construction loans	6,334	11.7	43,632	0.8	6,978	8.6	49,704	0.7
Residential mortgages (1st & 2nd liens)	5,847	10.8	146,642	0.7	7,028	8.7	160,619	0.7
Home equity loans	3,560	6.6	75,223	0.4	3,897	4.8	79,684	0.4
Consumer loans	164	0.3	17,890	-	646	0.8	43,806	0.1
Other loans	-	-	428	-	-	-	543	-
Total non-accrual loans	$54,079	100.0%	$848,225	6.4%	$80,760	99.9%	$969,654	8.3%
(1) Net of unearned discount

The Company had no loans past due 90 days or more and still accruing at June 30, 2012 or December 31, 2011.

The following table details the collateral value securing non-accrual loans: (in thousands)

	June 30, 2012		December 31, 2011
	Non-accrual Loans		Non-accrual Loans
	Principal Balance	Collateral Value	Principal Balance	Collateral Value
Commercial, financial & agricultural loans (1)	$15,633	$-	$16,867	$-
Commercial real estate mortgages	22,541	52,840	45,344	68,067
Real estate construction loans	6,334	2,666	6,978	6,715
Residential mortgages (1st and 2nd liens)	5,847	14,319	7,028	14,133
Home equity loans	3,560	7,145	3,897	7,438
Consumer loans	164	-	646	-
Total	$54,079	$76,970	$80,760	$96,353

(1) Repayment of commercial, financial and agricultural loans is expected from the cash flow of the business. The collateral typically securing these loans is a lien on all corporate assets via a blanket UCC filing and does not usually include real estate. For purposes of this disclosure, the Company has ascribed no collateral value to this class of loans.

Additional interest income of approximately $1,405,000 and $963,000 would have been recorded during the three months ended June 30, 2012 and 2011, respectively, if the loans had performed in accordance with their original terms. For the six months ended June 30, 2012 and 2011, additional interest income of approximately $2,818,000 and $1,764,000, respectively, would have been recorded if the loans had performed in accordance with their original terms.

A total of $2,034,000 is committed to be advanced in connection with impaired loans as of June 30, 2012. This represents the amount the Company is legally required to advance under existing loan agreements. These loans are not in default under the terms of the loan agreements and are accruing. It is the Company’s policy to evaluate advances on impaired loans on a case by case basis. Absent a legal obligation to advance pursuant to the terms of the loan agreement, the Company generally will not advance funds for which it has outstanding commitments but may do so in certain circumstances.

The following table summarizes loan balances and allocates the allowance for loan losses by risk rating as of June 30, 2012: (in thousands)

	Commercial, financial, and agricultural	Commercial real estate mortgages	Real estate construction loans		Residential mortgages (1st and 2nd liens)	Home equity loans	Consumer loans (4)	Total
Unimpaired loans:
Total pass loans (1)	$150,656	$281,960	$7,551		$139,141	$71,664	$17,388	$668,360
Loss factor (2)	7.38%	2.49%	0.61%		0.97%	1.31%	1.06%	3.09%
Reserve	11,111	7,020	46		1,356	938	185	20,656
Total special mention loans	11,561	34,191	3,962		-	-	-	49,714
Loss factor	6.31%	2.87%	0.58%					3.49%
Reserve	729	981	23		-	-	-	1,733
Total substandard loans	13,497	16,529	15,008		-	-	-	45,034
Loss factor	8.47%	3.44%	0.71%					4.04%
Reserve	1,143	569	107		-	-	-	1,819
Impaired loans:
Total substandard loans	24,379	31,637	15,465		7,501	3,559	502	83,043
Loss factor	13.68%	0.89%	0.00%	(3)	12.40%	13.15%	0.80%	6.04%
Reserve	3,336	281	-		930	468	4	5,019
Total doubtful loans	-	-	1,646		-	-	-	1,646
Loss factor			0.00%					0.00%
Reserve	-	-	-		-	-	-	-
Total unimpaired loans	$175,714	$332,680	$26,521		$139,141	$71,664	$17,388	$763,108
Total reserve on unimpaired loans	$12,983	$8,570	$176		$1,356	$938	$185	$24,208
(1) Other loans of $428, not included here, consist primarily of advances under lines of credit.
(2) Loss factor calculation is reserve as a percentage of balance for a loan class.
(3) Loss factor is driven by higher collateral positions and charge-offs taken within this loan class.
(4) Net of unearned discount.

The following table summarizes loan balances and allocates the allowance for loan losses by risk rating as of December 31, 2011:  (in thousands)

	Commercial, financial, and agricultural	Commercial real estate mortgages	Real estate construction loans		Residential mortgages (1st and 2nd liens)	Home equity loans	Consumer loans (4)	Total
Unimpaired loans:
Total pass loans (1)	$151,553	$289,856	$4,932		$152,274	$75,787	$31,385	$705,787
Loss factor (2)	9.98%	2.19%	1.74%		1.58%	0.68%	1.00%	3.51%
Reserve	15,121	6,359	86		2,401	512	313	24,792
Total special mention loans	16,448	41,283	7,772		-	-	-	65,503
Loss factor	8.68%	2.18%	1.88%					3.78%
Reserve	1,428	900	146		-	-	-	2,474
Total substandard loans	13,892	31,105	17,749		-	-	-	62,746
Loss factor	7.59%	2.18%	1.88%					3.29%
Reserve	1,054	678	334		-	-	-	2,066
Impaired loans:
Total substandard loans	36,316	66,402	17,639		8,345	3,897	646	133,245
Loss factor	20.52%	4.66%	0.32%	(3)				7.96%
Reserve	7,452	3,092	57		-	-	-	10,601
Total doubtful loans	243	-	1,612		-	-	-	1,855
Loss factor	10.29%		0.00%					1.35%
Reserve	25	-	-		-	-	-	25
Total unimpaired loans	$181,893	$362,244	$30,453		$152,274	$75,787	$31,385	$834,036
Total reserve on unimpaired loans	$17,603	$7,937	$566		$2,401	$512	$313	$29,332
(1) Other loans of $543, not included here, consist primarily of advances under lines of credit.
(2) Loss factor calculation is specific reserve as a percentage of balance for a loan class.
(3) Loss factor is driven by higher collateral positions and charge-offs taken within this loan class.
(4) Net of unearned discount.

The following table summarizes the activity in the allowance for loan losses by loan class for the periods indicated: (in thousands)

	Commercial and Industrial	Commercial Real Estate	Real Estate Construction Loans	Residential mortgages (1st and 2nd liens)	Home equity loans	Consumer loans	Total

Three months ended June 30, 2012
Balance at beginning of period	$25,598	$11,029	$623	$2,007	$451	$300	$40,008
Charge-offs	(790)	(7,692)	-	(193)	(532)	(50)	(9,257)
Recoveries	769	-	80	1	-	26	876
(Credit) provision for loan losses	(9,258)	5,514	(527)	471	1,487	(87)	(2,400)
Balance at end of period	$16,319	$8,851	$176	$2,286	$1,406	$189	$29,227

Three months ended June 30, 2011
Balance at beginning of period	$27,642	$10,599	$5,694	$615	$2,282	$707	$47,539
Charge-offs	(562)	-	-	(363)	-	(87)	(1,012)
Recoveries	141	-	-	1	-	25	167
Provision for loan losses	3,265	611	(1,531)	1,438	(374)	(192)	3,217
Balance at end of period	$30,486	$11,210	$4,163	$1,691	$1,908	$453	$49,911

Six months ended June 30, 2012
Balance at beginning of period	$25,080	$11,029	$623	$2,401	$512	$313	$39,958
Charge-offs	(1,127)	(7,692)	-	(588)	(593)	(82)	(10,082)
Recoveries	1,624	-	80	2	-	45	1,751
(Credit) provision for loan losses	(9,258)	5,514	(527)	471	1,487	(87)	(2,400)
Balance at end of period	$16,319	$8,851	$176	$2,286	$1,406	$189	$29,227

Six months ended June 30, 2011
Balance at beginning of period	$13,826	$9,226	$3,177	$519	$1,392	$279	$28,419
Charge-offs	(1,289)	-	-	(411)	(70)	(144)	(1,914)
Recoveries	178	-	-	1	-	39	218
Provision for loan losses	17,771	1,984	986	1,582	586	279	23,188
Balance at end of period	$30,486	$11,210	$4,163	$1,691	$1,908	$453	$49,911

Credit Quality Information

The Bank utilizes an eight-grade risk-rating system for commercial loans, commercial real estate and construction loans. Loans in risk grades 1 - 4 are considered “pass” loans. The Bank’s risk grades are as follows:

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

The Bank annually reviews the ratings on all commercial and industrial, commercial real estate and construction loans greater than $1 million. Semi-annually, the Bank engages an independent third-party to review a significant portion of loans within these loan classes. Management uses the results of these reviews as part of its ongoing review process.

The following table identifies the credit risk profile by internally assigned grade as of June 30, 2012: (in thousands)

Credit Risk Profile By Internally Assigned Grade
	----------Commercial Credit Exposure----------			----------Consumer Credit Exposure----------
	Commercial, financial, and agricultural	Commercial real estate mortgages	Real estate construction loans	Residential mortgages (1st and 2nd liens)	Home equity loans	Consumer loans	Total
Grade:
Pass (1)	$150,656	$281,960	$7,551	$139,141	$71,664	$17,388	$668,360
Special mention	11,561	34,191	3,962	-	-	-	49,714
Substandard	37,876	48,166	30,473	7,501	3,559	502	128,077
Doubtful	-	-	1,646	-	-	-	1,646
Total	$200,093	$364,317	$43,632	$146,642	$75,223	$17,890	$847,797
(1) Other loans of $428, not included here, consist primarily of advances under lines of credit.

The following table presents the credit risk profile by internally assigned grade as of December 31, 2011: (in thousands)

Credit Risk Profile By Internally Assigned Grade
	----------Commercial Credit Exposure----------			----------Consumer Credit Exposure----------
	Commercial, financial, and agricultural	Commercial real estate mortgages	Real estate construction loans	Residential mortgages (1st and 2nd liens)	Home equity loans	Consumer loans	Total
Grade:
Pass (1)	$144,952	$289,856	$4,932	$152,274	$75,787	$43,160	$710,961
Special mention	16,448	41,283	7,772	-	-	-	65,503
Substandard	45,009	97,507	35,388	8,345	3,897	646	190,792
Doubtful	243	-	1,612	-	-	-	1,855
Total	$206,652	$428,646	$49,704	$160,619	$79,684	$43,806	$969,111
(1) Other loans of $543, not included here, consist primarily of advances under lines of credit.

The following table presents information regarding troubled debt restructurings as of June 30, 2012 and December 31, 2011
(dollars in thousands) :

	June 30, 2012		December 31, 2011
Total Troubled Debt Restructurings	Number of Loans	Outstanding Recorded Balance	Number of Loans	Outstanding Recorded Balance

Commercial, financial, and agricultural	60	$9,199	52	$6,011
Commercial, secured by real estate	9	8,104	9	12,083
Real estate construction loans	2	5,217	2	5,183
Residential mortgages	12	2,853	11	2,986
Consumer	6	250	5	212
	89	$25,623	79	$26,475

The following table presents, by class, information regarding troubled debt restructurings executed during the three months and six months ended June 30, 2012 (dollars in thousands):

	For the three months ended			For the six months ended
	June 30, 2012			June 30, 2012
		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
New Troubled Debt Restructurings		Outstanding	Outstanding		Outstanding	Outstanding
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
	Loans	Balance	Balance	Loans	Balance	Balance

Commercial, financial, and agricultural	5	$2,140	$2,272	14	$5,456	$5,588
Residential mortgages	1	81	81	1	81	81
Consumer	1	49	49	1	49	49
	7	$2,270	$2,402	16	$5,586	$5,718

The table below presents by class, information regarding loans modified as troubled debt restructurings in the last 12 months that had payment defaults of 90 days or more during the three months and six months ended June 30, 2012 (dollars in thousands)

Defaulted Troubled Debt Restructurings	For the three months ended		For the six months ended
	June 30, 2012		June 30, 2012
		Outstanding		Outstanding
	Number	Recorded	Number	Recorded
	of Loans	Balance	of Loans	Balance

Commercial, financial, and agricultural	1	$1,127	2	$2,508
Commercial, secured by real estate	-	-	1	-
Real estate construction loans	-	-	1	1,646
Residential mortgages	-	-	1	488
	1	$1,127	5	$4,642

The Company allocated $295,000 and $2,600,000 of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of June 30, 2012 and December 31, 2011, respectively. These loans involved the restructuring of terms to allow customers to mitigate the risk of foreclosure by meeting a lower payment requirement based upon their current cash flow. These may also include loans that renewed at existing contractual rates, but below market rates for comparable credit.

(7)	Retirement Plan

The Company accounts for its retirement plan in accordance with FASB ASC 715, “Compensation – Retirement Benefits” and FASB ASC 960, “Plan Accounting – Defined Benefit Pension Plans,” which requires an employer that is a business entity and sponsors one or more single-employer defined benefit plans to recognize the funded status of a benefit plan in its statement of  financial position; recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost; measure defined benefit plan assets and obligations as of the date of fiscal year-end statements of financial position (with limited exceptions); and disclose in the notes to financial statements additional information about certain effects of net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset and obligation. Plan assets and benefit obligations are measured as of the date of the statement of financial position and in determining the amount of net periodic benefit cost. The Company has adopted the provisions of the codification, which have been recorded in the accompanying consolidated statement of condition and disclosures.

The following table presents information concerning net periodic defined benefit pension expense for the three and six months ended June 30, 2012 and 2011: (in thousands)

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Service cost	$667	$545	$1,333	$1,090
Interest cost	554	563	1,109	1,125
Expected return on plan assets	(591)	(560)	(1,181)	(1,120)
Amortization of prior service cost	654	244	814	488
Net periodic benefit expense	$1,284	$792	$2,075	$1,583

In December 2011, the Company made an annual minimum contribution of $3,700,000 for the plan year ending September 30, 2012. There is no additional minimum required contribution for the plan year ending September 30, 2012.

(8)	Stock-based Compensation

Under the terms of the Company’s stock option plans adopted in 1999 and 2009, options have been granted to key employees and directors to purchase shares of the Company’s stock. Under the Suffolk Bancorp 2009 Stock Incentive Plan (“the Plan”), there are 500,000 shares of the Company’s common stock reserved for issuance, of which 120,000 had been granted as of June 30, 2012. There are no remaining shares reserved for issuance under the 1999 Stock Option Plan.  Options are awarded by the Compensation Committee of the Board of Directors. Both plans provide that the option price shall not be less than the fair value of the common stock on the date the option is granted. All options are exercisable for a period of ten years or less.

Both plans provide for but do not require the grant of stock appreciation rights that the holder may exercise instead of the underlying option. When the stock appreciation right is exercised, the underlying option is canceled. The optionee receives shares of common stock or cash with a fair market value equal to the excess of the fair value of the shares subject to the option at the time of exercise (or the portion thereof so exercised) over the aggregate option price of the shares set forth in the option agreement. The exercise of stock appreciation rights is treated as the exercise of the underlying option. Options granted prior to 2010 vest after one year.  Options granted in 2011 are exercisable over a three-year period commencing three years from the date of grant at a rate of one third per year.  Options granted in 2012 are exercisable over a three-year period commencing one year from the date of grant at a rate of one third per year.

On December 30, 2011, the Company granted an award of 30,000 non-qualified stock options at an exercise price of $10.79 per share.  The stock option award was granted to the President and Chief Executive Officer as a material inducement to employment with the Company.  The non-qualified options were not issued as part of any of the Company’s registered stock-based compensation plans.  The options are exercisable over a three-year period commencing three years from the date of grant at a rate of one third per year.  For the six months ended June 30, 2012, $18,000 was recognized as compensation expense based on the original fair value of the options.  The total remaining unrecognized compensation cost of $161,000 will be expensed over the remaining vesting period of 4.50 years.

Stock-based compensation for all other share-based payments to employees, including grants of employee stock options, is recorded in the financial statements based on their fair values. During the six months ended June 30, 2012, $73,000 was recognized as compensation expense. The remaining unrecognized compensation cost of $755,000 will be expensed over the remaining weighted vesting period of approximately three years.

A summary of stock option activity follows:

		Weighted-Average
	Number	Exercise Price
	of Shares	Per Share
Outstanding - January 1, 2012	81,500	$26.91
Granted	100,000	$12.93
Exercised	-	-
Forfeited or expired	(26,000)	$32.29
Outstanding - June 30, 2012	155,500	$17.02

The following table presents weighted-average information regarding options granted in 2012:

Black-Scholes Assumptions for Options Granted During the Six Months Ended June 30, 2012:

Risk-free interest rate	0.83%
Expected dividend yield	-
Expected life in years	10
Expected volatility	42.98%

The following summarizes shares subject to purchase from stock options outstanding and exercisable as of June 30, 2012:

	Outstanding			Exercisable
		Weighted-Average			Weighted-Average
		Remaining	Weighted-Average		Remaining	Weighted-Average
Range of Exercise Prices	Shares	Contractual Life	Exercise Price	Shares	Contractual Life	Exercise Price
$10.79 - $12.44	90,000	9.7 years	$11.47	-	-	-
$13.13 - $13.44	60,000	9.7 years	$13.34	-	-	-
$28.30 - $31.83	19,000	4.6 years	$30.36	19,000	4.6 years	$30.36
$32.90 - $34.95	16,500	3.7 years	$34.00	16,500	3.7 years	$34.00
	185,500	8.6 years	$16.01	35,500	4.2 years	$32.05

(9)	Income Taxes

The Company uses an asset and liability approach to accounting for income taxes. The asset and liability approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. Deferred tax assets are recognized if it is more likely than not that a future benefit will be realized. It is management’s position that no valuation allowance is necessary against any of the Company’s deferred tax assets. The Company accounts for income taxes in accordance with FASB ASC 740, “Income Taxes,” which prescribes the recognition and measurement criteria related to tax positions taken or expected to be taken in a tax return. The Company had unrecognized tax benefits including interest of approximately $27,000 as of June 30, 2012. The Company recognizes interest and penalties accrued relating to unrecognized tax benefits in income tax expense.

(10)	Regulatory Matters

On October 25, 2010, the Bank, following discussion with the Office of the Comptroller of the Currency (the “OCC”) entered into an agreement with the OCC (the “Agreement”). The Agreement requires the Bank to take certain actions, and set forth below are the requirements of the OCC Agreement along with a description of the actions taken by the Bank to date to satisfy the requirements.  References to “Article” are to those sections of the Agreement setting forth the specific requirements for the issue being addressed.

1. Create a Compliance Committee which is to meet at least monthly to monitor and coordinate the Bank’s adherence to the provisions of the Agreement and make monthly reports to the Board of Directors.

The Bank has created a Compliance Committee consisting of members of the Board of Directors and of management which meets at least monthly to monitor and coordinate the Bank’s adherence to the provisions of the Agreement.  The Compliance Committee makes monthly reports to the Board.

2. Ensure the Bank has competent management in certain officer positions to carry out the Board’s policies, ensure compliance with the Agreement, applicable laws, rules and regulations and manage the daily operations of the Bank.

Upon receipt of the Agreement, the Board of Directors engaged qualified independent consultants to assist with compliance with the Agreement, including an assessment of key management roles.  The Board has evaluated management and subsequently several strategic hires were made to ensure competent management.  (See staffing plan discussed in number 3 below.)

3. Develop a staffing plan that is consistent with the goals and objectives established in the Bank’s strategic plan that addresses the workload requirements and maintenance of an effective control environment.

A comprehensive staffing plan was established following receipt of the Agreement.  Since that time, the Bank has hired qualified management to fill certain key positions and has made other staffing and organization changes to effectively manage the operations of the Bank consistent with the Bank’s strategic plan.  Steps taken by the Bank include:
-	Hired a new, qualified, and highly-experienced President and Chief Executive Officer effective December 31, 2011.

-
Hired a new, qualified, and highly-experienced Chief Lending Officer during the second quarter of 2011.  During the first quarter of 2012, the Chief Lending Officer was promoted into the newly created position of Chief Credit Officer.

-	Hired a new, qualified, highly-experienced Chief Lending Officer during the first quarter of 2012.
-
During the first quarter of 2012, hired a qualified and highly-experienced Chief Financial Officer with sufficient knowledge of U.S. GAAP, regulatory accounting and the banking industry and the skills to implement this knowledge.

-	Improved credit function by hiring a new loan administrator, additional underwriting staff and a loan workout specialist.
-
During the first quarter of 2012, hired a qualified and highly-experienced Comptroller with sufficient knowledge of U.S. GAAP, regulatory accounting and the banking industry and the skills to implement this knowledge.

-	During the third quarter of 2012, created and filled the position of Financial Reporting Manager with experience in regulatory and SEC reporting.
-
Created and filled the position of Treasurer to further relieve the Chief Financial Officer of day-to-day duties in asset liability management, investment portfolio management, and additional treasury functions.

-	During the second quarter of 2012, hired a qualified and highly experienced General Counsel and Corporate Secretary with prior experience as general counsel of publicly held financial institutions.
-
Appointed a Vice Chairman of the Board of Directors, who was subsequently named Chairman in May 2012, to provide daily oversight of management on behalf of the full Board and to communicate back to the Board.

-	Outsourced the internal audit function to a qualified risk management firm to provide greater independence and depth to the function.

All key executive and senior management positions necessary to carry out the Board’s policies and to ensure compliance with the Agreement, applicable laws, rules and regulations and manage the daily operations of the Bank have been filled.

4. Adopt, implement, and thereafter ensure adherence to a three year written strategic plan.

A three year strategic plan incorporating all required elements of this Article, including monitoring of adherence to the strategic plan, has been approved and adopted by the Board of Directors.

5. Develop, implement, and thereafter ensure adherence to a three year capital program.

A three year capital program incorporating all required elements of this Article, including monitoring of adherence to the capital program, has been approved and adopted by the Board of Directors.

6. Adopt, implement, and thereafter ensure adherence to an independent internal audit program.

Management has outsourced the internal audit function to a qualified risk management firm to provide greater independence and depth to the function.  The Bank’s internal auditors meet regularly with the Audit Committee of the Board of Directors.  The Audit Committee monitors internal audit activities, the results of audits and the tracking of action plans for corrective actions of findings.

7. Implement and adhere to a written program for the maintenance of an adequate Allowance for Loan Losses.

Management has made substantial progress in developing and implementing a written program for the maintenance of an adequate Allowance for Loan Losses (”ALLL”).  The Bank has devoted substantial management resources to this area.  An ALLL Committee has been established that meets quarterly to discuss and review the Bank’s computed ALLL, which is then presented to the Board of Directors.  Technology solutions are being explored to provide more robust measuring and reporting tools.  The program being developed is consistent with OCC guidelines and current US GAAP standards and incorporates all elements required by the Agreement.

8. Develop, implement and thereafter ensure adherence to a written program to ensure compliance with the appraisal and evaluation requirements for loans and other real estate owned.

The Bank has developed and implemented a written program to ensure compliance with the appraisal and evaluation requirements for loans and other real estate owned.

9. Develop, implement and thereafter ensure adherence to a written program to improve credit risk management processes and practices to reduce the high level of credit risk in the Bank.

The Bank has made substantial progress in developing and implementing a written program to improve its credit risk management process and practices to reduce the high level of credit risk in the Bank.  The program being developed is consistent with OCC guidelines and incorporates all elements required by the Agreement.  Steps taken by the Bank include:
-	Reorganized the credit department to ensure appropriate separation of duties and developed expanded training for lenders.
-	Hired a senior credit officer to run a newly created separate loan review and workout department.
-
Changed the Bank’s credit policy to require identification of concentrations of risk, analysis of our customer’s global cash flows, reappraisal and re-evaluation of collateral, more accurate and timely credit-risk rating procedures and improved underwriting processes and standards.

-	Incorporated the results of a systematic re-appraisal of commercial real estate which secures loans in excess of $1 million.
-	Engaged qualified outside consultants to assist in re-evaluating risk ratings.
-	Improved the processes for identifying loans and the determination of the amount of impairment.
-	Augmented the Bank’s credit policy to govern loan workout.
-	Implemented a new procedure to ensure that OREO was accounted for in accordance with U.S. GAAP.

10. Adopt, implement and thereafter ensure adherence to a written asset diversification program.

The Bank has adopted and implemented a written asset diversification program which is reviewed quarterly by management and the board of Directors.

11. Develop, implement and thereafter ensure adherence to a written program of policies and procedures, staffing and training to provide for compliance with the Bank Secrecy Act.

The Bank has developed and implemented a written program of policies and procedures, staffing and training to provide for compliance with the Bank Secrecy Act.

12. Review and revise the contingency funding plan.

The Bank has reviewed and revised its contingency funding plan.

13. Adopt, implement and thereafter ensure adequate management reports that enable the Board and management to monitor the Bank’s liquidity position on a monthly basis.

The Bank has adopted and implemented adequate management reports that enable the Board of Directors and management to monitor the Bank’s liquidity position on a monthly basis.

14. Develop, implement and thereafter ensure adherence to a comprehensive, written information security program to ensure the safety and soundness of its operations to support the Bank’s efforts to safeguard customer information.

The Bank has developed and implemented a comprehensive, written information security program to ensure the safety and soundness of its operations to support the Bank’s efforts to safeguard customer information.

Management and the Board of Directors are committed to taking all necessary actions to promptly address the requirements of the Agreement, and believe that the Bank has already made measurable progress in addressing these requirements.

The Bank is subject to individual minimum capital ratios (“IMCR’s”) established by the OCC requiring Tier 1 leverage capital equal to at least 8.00% of adjusted total assets; Tier 1 risk-based capital equal to at least 10.50% of risk-weighted assets; and total risk-based capital equal to at least 12.00% of risk-weighted assets. Management believes the Bank met all three IMCR’s at June 30, 2012: Tier 1 capital was 8.88% of adjusted total assets, Tier 1 risk-based capital was 14.29% of risk-weighted assets, and total risk-based capital was 15.57% of risk-weighted assets. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements.

The Company’s Tier 1 leverage ratio was 8.89% at June 30, 2012. The Company’s Tier 1 risk-based and total risk-based capital ratios were 14.32% and 15.59%, respectively, at June 30, 2012.

The ability of the Bank to pay dividends to the Company is subject to certain regulatory restrictions. Generally, dividends declared in a given year by a national bank are limited to its net profit, as defined by regulatory agencies, for that year, combined with its retained net income for the preceding two years, less any required transfer to surplus or to fund for the retirement of any preferred stock of which the Bank has none as of June 30, 2012. In addition, a national bank may not pay any dividends in an amount greater than its undivided profits and a national bank may not declare any dividends if such declaration would leave the Bank inadequately capitalized. Therefore, the ability of the Bank to declare dividends will depend on its future net income and capital requirements. In addition, under the Agreement the Bank is required to establish a dividend policy that will permit the declaration of a dividend only when the Bank is in compliance with its capital program and with the prior written determination of no supervisory objection by the OCC.

While subject to the Agreement, the Company expects that its and the Bank’s management and board of directors will be required to focus a substantial amount of time on complying with its terms.  There is no guarantee that the Bank will be able to fully comply with the Agreement. If the Bank fails to comply with the terms of the Agreement, it could be subject to further regulatory enforcement actions.

See also Note 13 of the Company’s December 31, 2011 Form 10-K for a complete description of the Agreement with the OCC.

(11)	Legal Proceedings

On July 11, 2011 a shareholder derivative action, Robert J. Levy v. J. Gordon Huszagh, et al., No. 11 Civ. 3321 (JS), was filed in the U.S. District Court for the Eastern District of New York against certain current and former directors of the Company and a former officer of the Company.  The Company was named as a nominal defendant.  The complaint seeks damages against the individual defendants in an unspecified amount, and alleges that the individual defendants breached their fiduciary duties by making improper statements regarding the sufficiency of the Company’s allowance for loan losses and loan portfolio credit quality, and by failing to establish sufficient allowances for loan losses and to establish effective credit risk management policies.  On September 30, 2011, the Company and the current and former director defendants filed a motion to dismiss the complaint. The motion to dismiss remains pending.

On October 28, 2011, a separate shareholder derivative action, Susan Forbush v. Edgar F. Goodale, et al., No. 33538/11, was filed in the Supreme Court of the State of New York for the County of Suffolk, against certain current and former directors of the Company and a former officer of the Company. The Company was named as a nominal defendant. The complaint asserts claims that are substantially similar to those asserted in the Levy action. On February 17, 2012, the defendants filed a motion to dismiss the complaint. The motion to dismiss remains pending.

On October 20, 2011, a putative shareholder class action, James E. Fisher v. Suffolk Bancorp, et al., No. 11 Civ. 5114 (SJ), was filed in the U.S. District Court for the Eastern District of New York against the Company, its former chief executive officer, and a former chief financial officer of the Company.  The complaint alleges that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by knowingly or recklessly making false statements about, or failing to disclose accurate information about, the Company’s financial results and condition, loan loss reserves, impaired assets, internal and disclosure controls, and banking practices.  The complaint seeks damages in an unspecified amount on behalf of purchasers of the Company’s common stock between March 12, 2010 and August 10, 2011. On July 2, 2012, the defendants filed a motion to dismiss the complaint. The motion to dismiss remains pending.

The foregoing matters are in their preliminary phases and it is not possible to ascertain whether there is a reasonable possibility of a loss from these matters. Therefore we have concluded that an amount for a loss contingency is not to be accrued or disclosed at this time. The Company believes that it has substantial defenses to the claims filed against it in these lawsuits and, to the extent that these actions proceed, the Company intends to defend itself vigorously.

The Company has been informed that the SEC's New York regional office is conducting an informal inquiry to determine whether there have been violations of the federal securities laws in connection with the Company's financial reporting. The SEC has not asserted that any federal securities law violation has occurred. The Company believes it is in compliance with all federal securities laws and believes it has cooperated fully with the SEC’s informal inquiry. Although the ultimate outcome of the informal inquiry cannot be ascertained at this time, based upon information that presently is available to it, the Company does not believe that the informal inquiry, when resolved, will have a material adverse effect on the Company’s results of operations or financial condition.

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

Safe Harbor Statement Pursuant to the Private Securities Litigation Reform Act of 1995
Certain statements contained in this discussion are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.These can include remarks about the Company, the banking industry, the economy in general, expectations of the business environment in which the Company operates, projections of future performance, and potential future credit experience. These remarks are based upon current management expectations, and may, therefore, involve risks and uncertainties that cannot be predicted or quantified and are beyond the Company’s control and are subject to a variety of uncertainties that could cause future results to vary materially from the Company’s historical performance, or from current expectations.  These remarks may be identified by such forward-looking statements as “should,” “expect,” “believe,” “view,” “opportunity,” “allow,” “continues,” “reflects,” “typically,” “usually,” “anticipate,” or similar statements or variations of such terms.  Factors that could affect the Company include particularly, but are not limited to: a failure by the Company to meet the deadlines under SEC rules for filing its periodic reports (or any permitted extension thereof); changes in interest rates; increases or decreases in retail and commercial economic activity in the Company’s market area; variations in the ability and propensity of consumers and businesses to borrow, repay, or deposit money, or to use other banking and financial services; results of regulatory examinations; any failure by the Company to comply with our written agreement with the OCC (the “Agreement”) or the individual minimum capital ratios for the Bank established by the OCC; the cost of compliance with the Agreement; any failure by the Company to maintain effective internal controls over financial reporting; larger-than-expected losses from the sale of assets; potential litigation or regulatory action relating to the matters resulting in the Company’s failure to file on time its Quarterly Report on Form 10-Q for the quarters ended March 31, 2011, June 30, 2011, and September 30, 2011 or resulting from the revisions to earnings previously announced on April 12, 2011 or the restatement of its financial statements for the quarterly period ended September 30, 2010 and year ended December 31, 2010; and the potential that net charge-offs are higher than expected or for further increases in our provision for loan losses. Further, it could take the Company longer than anticipated to implement its strategic plans to increase revenue and manage non-interest expense, or it may not be possible to implement those plans at all. Finally, new and unanticipated legislation, regulation, or accounting standards may require the Company to change its practices in ways that materially change the results of operations. We have no obligation to update any forward-looking statements to reflect events or circumstances after the date of this document.

Non-GAAP Disclosure
This discussion includes a non-GAAP financial measure of the Company’s tangible common equity ratio. A non-GAAP financial measure is a numerical measure of historical or future financial performance, financial position or cash flows that excludes or includes amounts that are required to be disclosed by generally accepted accounting principles in the United States (GAAP). The Company believes that this non-GAAP financial measure provides both management and investors a more complete understanding of the underlying operational results and trends and the Company’s marketplace performance. The presentation of this additional information is not meant to be considered in isolation or as a substitute for the numbers prepared in accordance with GAAP.

Executive Summary
Suffolk Bancorp (the “Company”) is a one-bank holding company engaged in the commercial banking business through the Suffolk County National Bank (the “Bank”), a full service commercial bank headquartered in Riverhead, New York and the Company’s wholly owned subsidiary. Organized in 1890, the Bank has 30 offices in Suffolk County, New York.

As of June 30, 2012, the Company, on a consolidated basis, had total assets of $1.6 billion, total deposits of $1.4 billion and stockholders’ equity of $139 million. The Company recorded net income of $4.2 million, or $0.43 per diluted common share, for the second quarter of 2012, compared to net income of $3.3 million, or $0.34 per diluted common share, for the second quarter of 2011. The improvement in second quarter earnings in 2012 was primarily the result of a $5.6 million reduction in the provision for loan losses, which includes a $2.4 million credit to the provision in 2012, and an $891 thousand (5.9%) decrease in total operating expenses. The decrease in the provision for loan losses resulted from a significant reduction in the level of criticized and classified assets in 2012 coupled with continued positive results from ongoing workout and non-performing asset disposition activities. Partially offsetting the foregoing improvements was a $3.0 million (16.8%) contraction in net interest income and a $1.7 million (41.5%) decrease in total non-interest income in 2012 versus 2011.

The Company’s return on average assets at 1.10% for the second quarter of 2012 compares favorably to 0.80% for the second quarter of 2011, while return on average common stockholders’ equity increased to 12.39% for the second quarter of 2012 from 9.92% for the second quarter of 2011. The Company’s net interest margin decreased by 48 basis points to 4.39% for the second quarter of 2012 from 4.87% for the second quarter of 2011. The decrease in the net interest margin was due to the continued low level of interest rates, a shift in the Company’s balance sheet mix from loans into lower-yielding overnight interest-bearing deposits, due principally to ongoing loan workout activity, and the level of non-accrual loans still present in

2012. Generally, the Company’s net interest margin is impacted not only by the average balance and mix of the Company’s interest-earning assets and interest-bearing liabilities, but also by the level of market interest rates. These rates are significantly influenced by the actions of the Federal Open Market Committee of the Board of Governors of the Federal Reserve System (the “FOMC”) policy makers.

Financial Performance of Suffolk Bancorp
(dollars in thousands, except per share data)
As of or for the quarters and six months ended June 30, 2012 and 2011

	Quarters ended June 30,				Six Months ended June 30,
			Over/				Over/
			(under)				(under)
	2012	2011	2011		2012	2011	2011
Revenue (1)	$17,279	$21,991	(21.4%)		$33,742	$42,619	(20.8%)
Operating expenses	$14,139	$15,030	(5.9%)		$28,744	$28,803	(0.2%)
(Credit) provision for loan losses	$(2,400)	$3,217	N/M	(2)	$(2,400)	$23,188	N/M	(2)
Net income (loss)	$4,200	$3,270	28.4%		$5,368	$(4,304)	(224.7%)
Net income (loss) per common share - diluted	$0.43	$0.34	26.5%		$0.55	$(0.44)	N/M	(2)
Return on average assets	1.10%	0.80%	30	bp	0.71%	(0.53%)	124	bp
Return on average stockholders' equity	12.39%	9.92%	247	bp	7.91%	(6.46%)	1,437	bp
Tier 1 leverage ratio	8.89%	8.03%	86	bp	8.89%	8.03%	86	bp
Tier 1 risk-based capital ratio	14.32%	11.66%	266	bp	14.32%	11.66%	266	bp
Total risk-based capital ratio	15.59%	12.95%	264	bp	15.59%	12.95%	264	bp
Tangible common equity ratio (non-GAAP)	8.78%	8.43%	35	bp	8.78%	8.43%	35	bp

bp - denotes basis points; 100 bp equals 1%.

(1) Represents net interest income plus total non-interest income.
(2) N/M - denotes % variance not meaningful for statistical purposes.

The Company’s Tier 1 leverage ratio was 8.89% at June 30, 2012 versus 8.85% at December 31, 2011 and 8.03% at June 30, 2011.  The Company’s total risk-based capital ratio was 15.59% at June 30, 2012 versus 14.26% at December 31, 2011 and 12.95% at June 30, 2011.  The Company’s tangible common equity ratio (non-GAAP financial measure) was 8.78% at June 30, 2012 versus 9.05% at December 31, 2011 and 8.43% at June 30, 2011.

Total non-accrual loans, excluding loans categorized as held-for-sale, decreased to $54 million or 6.38% of loans outstanding at June 30, 2012 versus $81 million or 8.33% of loans outstanding at December 31, 2011 and $59 million or 5.53% of loans outstanding at June 30, 2011.  Total accruing loans delinquent 30 days or more amounted to 1.62% of loans outstanding at June 30, 2012 versus 3.56% of loans outstanding at December 31, 2011 and 3.85% of loans outstanding at June 30, 2011. Net loan charge-offs of $8.4 million, including $7.0 million related to loans sold and transferred to held-for-sale during the quarter, were recorded in the second quarter of 2012 versus net recoveries of $50 thousand in the first quarter of 2012 and net charge-offs of $845 thousand in the second quarter of 2011.  The allowance for loan losses totaled $29.2 million at June 30, 2012, $40.0 million at December 31, 2011 and $49.9 million at June 30, 2011, representing 3.45%, 4.12% and 4.71% of total loans, respectively, at such dates. The allowance for loan losses as a percentage of non-accrual loans, excluding non-accrual loans categorized as held-for-sale, was 54%, 49% and 85% at June 30, 2012, December 31, 2011 and June 30, 2011, respectively. The Company held other real estate owned of $2 million at June 30, 2012, December 31, 2011 and June 30, 2011.

The Company was able to make significant progress this quarter in reducing levels of both non-performing loans and criticized and classified loans. This reduction resulted from loans that were sold in the quarter, and still includes $7.5 million in non-performing loans that were reclassified as held-for-sale that are subject to a definitive sales agreement with an anticipated August 2012 closing. These positive results were achieved via very focused and aggressive workout activities, including working with existing borrowers where warranted, and selling or contracting to sell loans either individually or in bulk on attractive terms. During the quarter, the Company sold or transferred loans to held-for-sale at an aggregate price of 77% of book value, resulting in a $7.0 million charge to the allowance for loan losses. Similarly, the Company was able to achieve accelerated improvement in total criticized and classified loan levels during the quarter, from $247 million at the end of the first quarter 2012 to $175 million at June 30, 2012. Improvements in these key credit metrics were achieved while maintaining both strong capital ratios and a healthy allowance for loan losses. With critical staff complete and in place, the Company will continue to implement aggressive credit remediation strategies throughout 2012, and expect to see additional improvements in key credit metrics as the year moves on.

The Company’s core deposit franchise continues to be among the best in the region and performed very well in the second quarter of 2012. Core deposits, consisting of demand, N.O.W., savings and money market accounts, totaled $1.1 billion at June 30, 2012, December 31, 2011 and June 30, 2011. Core deposits represented 81% of total deposits at June 30, 2012 and December 31, 2011 and 79% of total deposits at June 30, 2011. Demand deposits increased by 8.4% to $570 million at June 30, 2012 versus $525 million at December 31, 2011 and by 8.7% from $524 million at June 30, 2011. Demand deposits represented 41% of total deposits at June 30, 2012, 40% at December 31, 2011 and 37% at June 30, 2011. The deposit product mix continues to be a primary strength of the Company, and resulted in a total cost of funds of approximately 29 basis points during the second quarter of 2012.

Critical Accounting Policies, Judgments and Estimates
The Company’s accounting and reporting policies conform to U.S. GAAP and general practices within the financial services industry. The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates.

Allowance for Loan Losses - In management’s opinion, one of the most critical accounting policies impacting the Company’s financial statements is the evaluation of the allowance for loan losses (“ALLL”). The Company considers the determination of the ALLL to involve a higher degree of judgment and complexity than its other significant accounting policies. The ALLL is determined by continuous analysis of the loan portfolio. That analysis includes changes in the size and composition of the portfolio, historical loan losses, industry-wide losses, current and anticipated economic trends, and details about individual loans. It also includes estimates of the actual value of collateral, other possible sources of repayment and estimates that are susceptible to significant changes due to changes in appraisal values of collateral, national and regional economic conditions and other factors. The Company maintains an ALLL at a level management believes will be adequate to absorb probable losses on existing loans that may become uncollectible, based on an evaluation of their collectibility. However, the determination of the ALLL is inherently subjective, as it requires estimates, all of which may be subject to significant change. When a loan, in full or in part, is deemed uncollectible, it is charged against the ALLL. This happens when it is past due and the borrower has not shown the ability or intent to make the loan current, or the borrower does not have enough assets to pay the debt, or the value of the collateral is less than the balance of the loan and not likely to improve soon. To the extent actual performance differs from management’s estimates, additional provisions for loan losses may be required that would reduce or may substantially reduce earnings in future periods, and no assurances can be given that the Company will not sustain loan losses, in any particular period, that are sizable in relation to the ALLL. Residential real estate and consumer loans are analyzed as a group and not individually because of the large number of loans, small balances, and historically low losses. In the future, the provision for loan losses may change as a percentage of total loans.

The Company’s underwriting standards generally require a loan-to-value ratio of 75 percent or less, and when applicable, a debt coverage ratio of at least 120 percent, at the time a loan is originated. The Company has not been directly affected by the increase in defaults of sub-prime mortgages as the Company does not originate, or hold in portfolio, sub-prime mortgages. The ALLL analysis also considers the loan loss history of the Company’s peers with similar characteristics. In assessing the adequacy of the ALLL, the Company reviews its loan portfolio by separate classes which have similar risk and collateral characteristics; e.g. commercial loans, commercial real estate, construction loans, residential mortgages, home equity loans, and consumer loans. Management conducts a monthly analysis of the loan portfolio which evaluates any loan designated as having a high risk profile including but not limited to, loans classified as “Substandard” or “Doubtful” as defined by regulation, loans criticized internally or designated as “Special Mention,” delinquencies, expirations, overdrafts, loans to customers having experienced recent operating losses and loans identified by management as impaired. The analysis is performed to determine the amount of the ALLL which would be adequate to absorb probable losses contained in the loan portfolio. The analytical process is regularly reviewed and adjustments may be made based on the assessments of internal and external influences on credit quality.

Deferred Tax Assets and Liabilities – The Company recognizes deferred tax assets and liabilities. Deferred income taxes occur when income taxes are allocated over time and result from differences in the timing of a transaction under generally accepted accounting principles, and the computation for income tax return purposes. Examples include the future tax effects of temporary differences for such items as deferred compensation and the provision for loan losses. Estimates of net deferred tax assets are based upon evidence available to management that future realization is more likely than not. If management determines that the Company may be unable to realize all or part of its net deferred tax assets in the future, a direct charge to income tax expense may be required to reduce the recorded value of the net deferred tax asset to the amount that management expects to realize. At June 30, 2012, the Company believes the net deferred tax asset is fully realizable.

Other-Than-Temporary Impairment (“OTTI”) of Investment Securities – Current guidance requires an entity to assess whether it intends to sell, or it is more likely than not that it will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis. If either of these criteria is met, the entire difference between amortized cost and fair value is recognized as impairment through earnings. For securities that do not meet the aforementioned criteria, the amount of impairment is split into two components as follows: 1) OTTI related to other factors, which is recognized in other comprehensive income and 2) OTTI related to credit loss, which must be recognized in the statement of income. The credit loss is defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis.

Material Changes in Financial Condition
Total assets of the Company were $1.6 billion at June 30, 2012. When compared to December 31, 2011, total assets increased by $74 million. This change primarily reflects an increase in cash and cash equivalents of $173 million, partially offset by a decrease in loans, net of unearned discount, of $122 million, largely representing a shift in the Company’s balance sheet mix from loans into lower-yielding overnight interest-bearing deposits. Loans, net of unearned discount, were $848 million at June 30, 2012 as compared to $970 million at December 31, 2011. Total investment securities were $316 million at June 30, 2012, an increase of $7 million from $309 million at December 31, 2011.

At June 30, 2012, total deposits were $1.4 billion, an increase of $70 million when compared to December 31, 2011, primarily due to growth in core deposit balances which consist of demand, N.O.W., savings and money market accounts. Core deposit balances increased by $65 million including an increase of $44 million in demand deposits. Core deposit balances represented approximately 81% of total deposits at both June 30, 2012 and year end 2011. The Company had no short-term borrowed funds outstanding at either June 30, 2012 or at year end 2011.

Liquidity and Capital Resources
Liquidity is measured by the ability to raise funds through deposits, borrowed funds, capital or cash flow from the repayment of loans and securities. These funds are used to fund loans, meet deposit withdrawals, maintain reserve requirements and operate the Company. Liquidity is primarily achieved through deposits and liquid assets such as securities available for sale, matured and called securities, federal funds sold and interest-bearing balances.

Liquidity is continuously monitored, thereby allowing management to better understand and react to emerging balance sheet trends, including temporary mismatches with regard to sources and uses of funds. After assessing actual and projected cash flow needs, management seeks to obtain funding at the most economical cost. These funds can be obtained by converting liquid assets to cash or by attracting new deposits or other sources of funding. Many factors affect the Company’s ability to meet liquidity needs, including variations in the markets served, loan demand, its asset/liability mix, its reputation and credit standing in its markets and general economic conditions. Borrowings and the scheduled amortization of investment securities and loans are more predictable funding sources. Deposit flows and securities prepayments are somewhat less predictable as they are often subject to external factors. Among these are changes in the local and national economies, competition from other financial institutions and changes in market interest rates.

Stockholders’ equity is a noninterest-bearing source of funds that can provide support for asset growth. Stockholders’ equity was $139 million at June 30, 2012, compared to $137 million at December 31, 2011. The $2 million increase for the first six months of 2012 is primarily due to net income of $5.4 million, partially offset by a $3 million decline in the unrealized gain of the Company’s available for sale securities portfolio.

The Company’s tangible common equity to tangible assets ratio was 8.78% at June 30, 2012 compared to 9.05% at December 31, 2011 and 8.43% at June 30, 2011. The ratio of tangible common equity to tangible assets, or TCE ratio, is calculated by dividing total common stockholders’ equity by total assets, after reducing both amounts by intangible assets. The TCE ratio is not required by GAAP or by applicable bank regulatory requirements, but is a metric used by management to evaluate the adequacy of our capital levels. Since there is no authoritative requirement to calculate the TCE ratio, our TCE ratio is not necessarily comparable to similar capital measures disclosed or used by other companies in the financial services industry. Tangible common equity and tangible assets are non-GAAP financial measures and should be considered in addition to, not as a substitute for or superior to, financial measures determined in accordance with GAAP or as required by bank regulatory agencies. Set forth below are the reconciliations of tangible common equity to GAAP total common stockholders’ equity and tangible assets to GAAP total assets at June 30, 2012 (in thousands):

Total stockholders' equity	$139,104	Total assets	$1,558,402
Less: intangible assets	2,438	Less: intangible assets	2,438
Tangible common equity	$136,666	Tangible assets	$1,555,964

The following table details the Bank’s regulatory capital amounts and ratios (dollars in thousands):

			Minimum		Minimum to be "Well
			for capital		Capitalized" under prompt
	Actual capital ratios		adequacy		corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2012
Total Capital (to risk-weighted assets)	$145,547	15.57%	$74,800	8.00%	$93,500	10.00%
Tier 1 Capital (to risk-weighted assets)	133,638	14.29%	37,400	4.00%	56,100	6.00%
Tier 1 Capital (to average assets)	133,638	8.88%	60,218	4.00%	75,272	5.00%
As of December 31, 2011
Total Capital (to risk-weighted assets)	$146,990	14.21%	$82,756	8.00%	$103,445	10.00%
Tier 1 Capital (to risk-weighted assets)	133,716	12.93%	41,378	4.00%	62,067	6.00%
Tier 1 Capital (to average assets)	133,716	8.81%	60,726	4.00%	75,907	5.00%

The Bank is subject to individual minimum capital ratios (“IMCR’s”) established by the OCC requiring Tier 1 leverage capital equal to at least 8.00% of adjusted total assets; Tier 1 risk-based capital equal to at least 10.50% of risk-weighted assets; and total risk-based capital equal to at least 12.00% of risk-weighted assets. At June 30, 2012, management believes the Bank met all of the IMCR’s.

At June 30, 2012 the Company’s Tier 1 leverage ratio was 8.89%. The Company’s Tier 1 risk-based capital and total risk-based capital ratios were 14.32% and 15.59%, respectively, at the same reported period. At June 30, 2012, management believes the Company’s capital ratios exceed current regulatory minimum guidelines.

Off-Balance Sheet Arrangements
The Bank is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby and documentary letters of credit. Those instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated financial statements. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management’s credit evaluation of the customer. Collateral required varies, but may include accounts receivable, inventory, equipment, real estate and income-producing commercial properties. At June 30, 2012 and December 31, 2011, commitments to originate loans and commitments under unused lines of credit for which the Bank is obligated amounted to approximately $104 million and $118 million, respectively.

Letters of credit are conditional commitments guaranteeing payments of drafts in accordance with the terms of the letter of credit agreements. Commercial letters of credit are used primarily to facilitate trade or commerce and are also issued to support public and private borrowing arrangements, bond financing and similar transactions. Collateral may be required to support letters of credit based upon management’s evaluation of the creditworthiness of each customer. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Most letters of credit expire within one year. At June 30, 2012 and December 31, 2011, letters of credit outstanding were approximately $19 million and $20 million, respectively.

The Company has recorded a liability of $418,000 for unfunded commitments at June 30, 2012. This liability was recorded in a prior period through a debit to other operating expenses and a credit to other liabilities on the Company’s balance sheet.

Results of Operations
Net Income (Loss) – The Company recorded net income of $4.2 million, or $0.43 per diluted common share for the second quarter of 2012 compared to net income of $3.3 million, or $0.34 per diluted common share for the second quarter of 2011. For the six month periods, the Company recorded net income of $5.4 million, or $0.55 per diluted common share in 2012 and a net loss of $4.3 million, or ($0.44) per diluted common share in 2011.

Net Interest Income - As shown in the net interest income analysis table below for the three months ended June 30, 2012 and 2011, net interest income decreased 16.8% to $14.9 million as the Company’s net interest margin declined to 4.39% during the second quarter of 2012 from 4.87% a year ago. The lower net interest margin primarily resulted from a 65 basis point reduction in the Company’s yield on average total interest-earning assets to 4.66% in 2012, partially offset by a 25 basis point reduction in the cost of average total interest-bearing liabilities to 0.48% in 2012. The second table below presents the net interest income analysis for the six months ended June 30, 2012 and 2011. Net interest income decreased 19.9% to $29.1 million as the Company’s net interest margin contracted by 63 basis points to 4.33% during the first six months of 2012 from 4.96% a year ago. The decreased net interest margin primarily resulted from an 82 basis point reduction in the Company’s yield on average total interest-earning assets to 4.61% in 2012, partially offset by a 26 basis point reduction in the cost of average total interest-bearing liabilities to 0.50% in 2012. The reduction in the net interest margin reflects the continued low level of interest rates, a shift in the Company’s balance sheet mix from loans into lower-yielding overnight interest-bearing deposits, due principally to ongoing loan workout activity, and the level of non-accrual loans still present in 2012.

NET INTEREST INCOME ANALYSIS
For the Three Months Ended June 30, 2012 and 2011
(dollars in thousands)

	2012			2011
	Average		Average	Average		Average
	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost
Assets:
Interest-earning assets:
Securities (1)	$302,867	$3,557	4.72%	$397,134	$4,527	4.57%
Federal Home Loan Bank and other stock	2,405	17	2.84	4,207	60	5.72
Federal funds sold and interest-bearing deposits	228,505	137	0.24	71,525	45	0.25
Loans	902,864	12,927	5.76	1,080,789	15,940	5.92
Total interest-earning assets	1,436,641	$16,638	4.66%	1,553,655	$20,572	5.31%
Non-interest-earning assets	98,079			75,835
Total Assets	$1,534,720			$1,629,490

Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
Savings deposits	$550,446	$303	0.22%	$609,927	$549	0.36%
Time deposits	259,533	664	1.03	295,155	844	1.15
Total savings and time deposits	809,979	967	0.48	905,082	1,393	0.62
Borrowings	233	-	0.00	38,222	315	3.31
Total interest-bearing liabilities	810,212	967	0.48	943,304	1,708	0.73
Demand deposits	543,745			516,008
Other liabilities	44,419			38,026
Total Liabilities	1,398,376			1,497,338
Stockholders' Equity	136,344			132,152
Total Liabilities and Stockholders' Equity	$1,534,720			$1,629,490
Net interest rate spread			4.18%			4.58%
Net interest income/margin		15,671	4.39%		18,864	4.87%
Less tax-equivalent basis adjustment		(793)			(976)
Net interest income		$14,878			$17,888

(1) Interest on securities includes the effects of tax-equivalent basis adjustments of $793 and $976 in 2012 and 2011, respectively.

NET INTEREST INCOME ANALYSIS
For the Six Months Ended June 30, 2012 and 2011
(dollars in thousands)

	2012			2011
	Average		Average	Average		Average
	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost
Assets:
Interest-earning assets:
Securities (1)	$311,096	$7,078	4.58%	$399,934	$9,293	4.69%
Federal Home Loan Bank and other stock	2,471	63	5.13	4,301	144	6.75
Federal funds sold and interest-bearing deposits	185,033	214	0.23	53,041	61	0.23
Loans	926,933	25,321	5.49	1,097,209	32,388	5.95
Total interest-earning assets	1,425,533	$32,676	4.61%	1,554,485	$41,886	5.43%
Non-interest-earning assets	88,635			92,299
Total Assets	$1,514,168			$1,646,784

Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
Savings deposits	$545,030	$620	0.23%	$618,856	$1,183	0.39%
Time deposits	260,393	1,383	1.07	297,145	1,783	1.21
Total savings and time deposits	805,424	2,003	0.50	916,001	2,966	0.65
Borrowings	117	-	0.00	40,729	654	3.24
Total interest-bearing liabilities	805,540	2,003	0.50	956,730	3,620	0.76
Demand deposits	528,611			504,879
Other liabilities	43,617			50,757
Total Liabilities	1,377,768			1,512,366
Stockholders' Equity	136,400			134,418
Total Liabilities and Stockholders' Equity	$1,514,168			$1,646,784
Net interest rate spread			4.11%			4.67%
Net interest income/margin		30,673	4.33%		38,266	4.96%
Less tax-equivalent basis adjustment		(1,587)			(1,971)
Net interest income		$29,086			$36,295

(1) Interest on securities includes the effects of tax-equivalent basis adjustments of $1,587 and $1,971 in 2012 and 2011, respectively.

(Credit) Provision for Loan Losses - A $2.4 million credit to the provision for loan losses was recorded in the second quarter of 2012 and also for the six months ended June 30, 2012, representing reductions of $5.6 million and $25.6 million, respectively, as compared to the three and six months ended June 30, 2011. The decrease in the provision for loan losses resulted from a significant reduction in the level of criticized and classified assets in 2012 coupled with continued positive results from ongoing workout and non-performing asset disposition activities.

The adequacy of the provision and the resulting allowance for loan losses, which decreased by $11 million from December 31, 2011 to $29 million at June 30, 2012, is determined by management’s ongoing review of the loan portfolio, including identification and review of individual problem situations that may affect a borrower’s ability to repay, delinquency and non-performing loan data including the current status of criticized and classified loans, collateral values and changes in the size and mix of the loan portfolio. (See also Critical Accounting Policies, Judgments and Estimates contained herein.)

Non-Interest Income – Non-interest income for the three and six month periods ended June 30, 2012 declined to $2.4 million and $4.7 million, respectively, from $4.1 million and $6.3 million, respectively, for the same periods in 2011. These reductions in non-interest income are both largely due to $1.6 million in net gains on the sales of securities available for sale recorded in the second quarter of 2011. The components of non-interest income are shown in the table below:

Non-Interest Income of Suffolk Bancorp
(dollars in thousands)
For the quarters and six months ended June 30, 2012 and 2011

	Quarters ended June 30,			Six months ended June 30,
			Over/			Over/
			(under)			(under)
	2012	2011	2011	2012	2011	2011
Service charges on deposit accounts	$ 1,000	$ 1,006	(0.6)%	$ 1,950	$ 2,011	(3.0)%
Other service charges, commissions & fees	846	976	(13.3)	1,596	1,643	(2.9)
Fiduciary fees	208	206	1.0	409	431	(5.1)
Net gain on sale of securities available for sale	4	1,645	(99.8)	-	1,645	(100.0)
Other operating income	343	270	27.0	701	594	18.0
Total non-interest income	$ 2,401	$ 4,103	(41.5)%	$ 4,656	$ 6,324	(26.4)%

Operating Expenses – Total operating expenses decreased to $14.1 million for the three month period and decreased to $28.7 million for the six month period ended June 30, 2012, respectively, from $15.0 million and $28.8 million, respectively, for the same periods in 2011. The reduction in operating expenses in 2012 resulted largely from a non-recurring $1.0 million pre-payment fee incurred on the termination of a Federal Home Loan Bank borrowing during the second quarter of 2011 coupled with a lower level of consulting expenses incurred in 2012. The increase in total employee compensation expense in 2012 reflects additions to staff and increased pension costs. The reduction in 2012 FDIC assessment expenses was primarily due to a new assessment base/calculation that has reduced costs for community banks and deposit growth assumptions included in the FDIC’s original prepaid assessment estimate that have not been realized by the Company. The components of operating expenses are shown in the table below:

Operating expenses of Suffolk Bancorp
(dollars in thousands)
For the quarters and six months ended June 30, 2012 and 2011

	Quarters ended June 30,			Six months ended June 30,
			Over/			Over/
			(under)			(under)
	2012	2011	2011	2012	2011	2011
Total employee compensation	$ 8,875	$ 7,772	14.2%	$ 17,459	$ 15,317	14.0%
Net occupancy expense	1,276	1,422	(10.3)	2,730	2,956	(7.6)
Equipment expense	491	463	6.0	1,003	945	6.1
Outside services	1,047	1,400	(25.2)	2,193	2,288	(4.2)
FDIC assessments	478	855	(44.1)	548	1,986	(72.4)
OREO expense (income)	12	(29)	N/M (1)	59	111	(46.8)
Prepayment fee on borrowing	-	1,028	(100.0)	-	1,028	(100.0)
Other operating expense	1,960	2,119	(7.5)	4,752	4,172	13.9
Total operating expenses	$ 14,139	$ 15,030	(5.9)%	$ 28,744	$ 28,803	(0.2)%

(1) N/M - denotes % variance not meaningful for statistical purposes.

Asset Quality
The following table presents information regarding non-performing assets and the allowance for loan losses:

ANALYSIS OF NON-PERFORMING ASSETS
AND THE ALLOWANCE FOR LOAN LOSSES
June 30, 2012 versus December 31, 2011 and June 30, 2011
(dollars in thousands)

NON-PERFORMING ASSETS BY TYPE:
	At
	6/30/2012	12/31/2011	6/30/2011
Non-accrual Loans	$54,079	$80,760	$58,599
Non-accrual Loans Held-for-Sale	7,500	-	-
Loans 90 Days or More Past Due and Still Accruing	-	-	-
Foreclosed Real Estate Owned ("OREO")	2,172	1,800	1,800
Total Non-performing Assets	$63,751	$82,560	$60,399

Gross Loans Outstanding	$848,225	$969,654	$1,059,256
Total Loans Held-for-Sale	$7,500	$-	$-

ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES:
	Quarter Ended
	6/30/2012	12/31/2011	6/30/2011
Beginning Balance	$40,008	$43,693	$47,539
(Credit) provision	(2,400)	800	3,217
Charge-offs	(9,257)	(5,217)	(1,012)
Recoveries	876	682	167
Ending Balance	$29,227	$39,958	$49,911

KEY RATIOS:
	At
	6/30/2012	12/31/2011	6/30/2011
Allowance as a % of Total Loans (1)	3.4%	4.1%	4.7%

Non-accrual Loans as a % of Total Loans (1)	6.4%	8.3%	5.5%

Non-performing Assets as a % of Total Loans, Loans Held-for-Sale and OREO	7.4%	8.5%	5.7%

Allowance for Loan Losses as a % of Non-accrual Loans (1)	54%	49%	85%

Allowance for Loan Losses as a % of Non-accrual Loans and Loans 90 days or More Past Due and Still Accruing (1)	54%	49%	85%

(1) Excludes loans held-for-sale.

Total non-accrual loans, excluding loans categorized as held-for-sale, decreased to $54 million or 6.38% of loans outstanding at June 30, 2012 versus $81 million or 8.33% of loans outstanding at December 31, 2011 and $59 million or 5.53% of loans outstanding at June 30, 2011.  Total accruing loans delinquent 30 days or more amounted to 1.62% of loans outstanding at

June 30, 2012 versus 3.56% of loans outstanding at December 31, 2011 and 3.85% of loans outstanding at June 30, 2011. Net loan charge-offs of $8.4 million, including $7.0 million related to loans sold and transferred to held-for-sale during the quarter, were recorded in the second quarter of 2012 versus net charge-offs of $845 thousand in the second quarter of 2011.  The allowance for loan losses totaled $29.2 million at June 30, 2012, $40.0 million at December 31, 2011 and $49.9 million at June 30, 2011, representing 3.45%, 4.12% and 4.71% of total loans, respectively, at such dates. The allowance for loan losses as a percentage of non-accrual loans, excluding non-accrual loans categorized as held-for-sale, was 54%, 49% and 85% at June 30, 2012, December 31, 2011 and June 30, 2011, respectively. The Company held other real estate owned of $2 million at June 30, 2012, December 31, 2011 and June 30, 2011.

Management has determined that the current level of the allowance for loan losses is adequate in relation to the probable inherent losses present in the portfolio. Management considers many factors in this analysis, among them credit risk grades, delinquency trends, concentrations within segments of the loan portfolio, recent charge-off experience, local and national economic conditions, current real estate market conditions in geographic areas where the Company’s loans are located, changes in the trend of non-performing loans, changes in interest rates and loan portfolio growth. Changes in one or a combination of these factors may adversely affect the Company’s loan portfolio resulting in increased delinquencies, loan losses and future levels of loan loss provisions. Due to these uncertainties, management expects to record loan charge-offs in future periods. (See also Critical Accounting Policies, Judgments and Estimates contained herein.)

Item 3 - Quantitative and Qualitative Disclosures about Market Risk

The Company originates and invests in interest-earning assets and solicits interest-bearing deposit accounts. The Company’s operations are subject to market risk resulting from fluctuations in interest rates to the extent that there is a difference between the amounts of interest-earning assets and interest-bearing liabilities that are prepaid, withdrawn, mature, or re-priced in any given period of time. The Company’s earnings or the net value of its portfolio (the present value of expected cash flows from liabilities) will change when interest rates change. The principal objective of the Company’s asset/liability management program is to maximize net interest income while keeping risks acceptable. These risks include both the effect of changes in interest rates and risks to liquidity. The program also provides guidance to management in funding the Company’s investment in loans and securities. The Company’s exposure to interest-rate risk has not changed substantially since December 31, 2011.

Item 4 - Controls and Procedures

The Company's Chief Executive Officer and Chief Financial Officer (collectively, the "Certifying Officers") evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) of the Securities Exchange Act of 1934) as of June 30, 2012 in connection with the filing of the Form 10-Q for that period.

The Certifying Officers evaluated the effectiveness of disclosure controls and procedures as of June 30, 2012. Based on that evaluation, and in light of material weaknesses in internal control over financial reporting that existed throughout this quarter as described below, management concluded that the Company’s disclosure and procedures were not effective as of June 30, 2012.

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act.

Because of their inherent limitations, systems of internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can only provide reasonable assurance with respect to financial statement preparation and presentation.

A "material weakness" in internal control over financial reporting is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company's annual or interim financial statements will not be prevented or detected in a timely basis by the Company's internal controls.

Material Weaknesses in Internal Control

Allowance for Loan Losses

Estimating the allowance for loan losses requires credit administration staff to identify and evaluate borrowers' ability to repay their obligations through periodic evaluation and reevaluation of cash flow and/or collateral, and, when necessary, making provision for the amount deemed being likely not to be repaid. The Company identified deficiencies within the credit administration function which compromised the operational effectiveness of the internal controls, particularly in making timely reevaluations of credit and/or collateral. This led to management’s determination that there was a material weakness in internal control over financial reporting in estimating the allowance for loan losses.

Financial Reporting Staffing Resources

Management concluded that a material weakness exists due to insufficient staffing resources that are in dedicated permanent positions within the accounting function with sufficient skills and industry knowledge of U.S. GAAP and regulatory accounting, which resulted in insufficient documentation and monitoring over the financial reporting cycle, including preparing financial statements and disclosures. Among other factors identified, the prior CFO resigned as of June 24, 2011. The Company immediately engaged an interim accounting consultant to assist with financial reporting in the meantime; however, the individual was not an officer of the Company. The Company’s President and Chief Executive Officer was appointed as Acting Chief Financial Officer on June 27, 2011. The Company filled the Chief Financial Officer position on February 2, 2012.

Interdepartmental Communications

A material weakness exists due to insufficient communications at the interdepartmental levels. There was inconsistent exchange of important financial information between the Company’s accounting and operating functions that led to errors in classifying loans as performing loans when the loans were non-performing. This was one factor resulting in the allowance for loan losses to be understated as of September 30, 2010 and December 31, 2010.

Governance and Management Accountability

The Board of Directors is responsible for competent and effective oversight and leadership of the Company's management and to ensure accountability of management. The material weaknesses related to the allowance for loan losses, financial reporting staffing resources and interdepartmental communications, as well as delays in processes surrounding the completion of restated and current financial statements, and the untimely correction of deficiencies previously identified by regulators, are reflective of a material weakness in the Board of Directors as it relates to the foregoing matters.

The Company has implemented certain changes in its internal controls as of the date of this report to address the material weaknesses. Specifically, management took the following steps to remediate the material weaknesses set forth above:

Allowance for Loan Losses

1.
Hired a new Chief Lending Officer during the second quarter of 2011. During the first quarter of 2012, the Chief Lending Officer was promoted into the newly created position of Chief Credit Officer. As Chief Credit Officer, the position’s responsibilities include credit administration, credit review, and loan workout.

2.	Hired a new, highly-experienced Chief Lending Officer during the first quarter of 2012.

3.	Improved staff by hiring a new loan administrator, additional underwriting staff and a loan workout specialist.

4.	Reorganized the credit department to ensure appropriate separation of duties and developed expanded training for the Company’s lenders.

5.	Hired a senior credit officer to run a newly created separate loan review and workout department.

6.
Changed the Company’s credit policy to require identification of concentrations of risk, analysis of our customer’s global cash flows, re-appraisal and re-evaluation of collateral, more accurate and timely credit-risk rating procedures and improved underwriting processes and standards.

7.	Incorporated the results of a systematic re-appraisal of commercial real estate which secures loans in excess of $1 million.

8.	Engaged qualified outside consultants to assist in re-evaluating risk ratings.

9.	Improved the processes for identifying loans and the determination of the amount of impairment.

10.	Augmented the Company’s credit policy to govern loan workout.

11.	Implemented a new policy and procedure to ensure that OREO was accounted for in accordance with U.S. GAAP.

Financial Reporting Staffing Resources

12.
During the first quarter of 2012, hired a qualified and highly-experienced Chief Financial Officer with sufficient knowledge of U.S. GAAP, regulatory accounting and the banking industry and the skills to effectively implement that knowledge.

13.
During the first quarter of 2012, hired a qualified and highly-experienced Comptroller with sufficient knowledge of U.S. GAAP, regulatory accounting, and the banking industry and the skills to effectively implement that knowledge.

14.	Increased oversight of the financial reporting process through the Audit Committee and the Compliance Committee, the latter of which meets at least monthly or more often.

15.	During the third quarter of 2012, created and filled the position of Financial Reporting Manager with experience in regulatory and SEC reporting.

16.
Created and filled the new position of Treasurer to further relieve the Chief Financial Officer of day-to-day duties in asset liability management, investment portfolio management and additional treasury functions.

17.	Enhanced procedures to ensure that all reconciliations of all departments are completed and reviewed to ensure accuracy.

18.	Compiled individual policies into comprehensive written policies and procedures for the accounting function which will include specific policies, procedures and controls for financial reporting.

19.	Increased automation of the accounting and financial reporting process to free staff resources to focus on financial reporting.

Interdepartmental Communications

20.
Established a process for both credit and finance staff to review the computation of specific impairment allowances under ASC 310-10 – Receivables – Impairment of a Loan and established enhanced reporting from core systems available directly to personnel in accounting and finance.

Governance and Management Accountability

21.	Hired a new, qualified, and highly-experienced President and Chief Executive Officer effective December 31, 2011.

22.	During the second quarter of 2012, hired a qualified and highly experienced General Counsel and Corporate Secretary with prior experience as general counsel of publicly held financial institutions.

23.	Formed a Compliance Committee of the Board to oversee compliance and, later, to respond to the Agreement with the OCC.

24.	Implemented procedures to track all regulatory compliance through structured matrices.

25.	Engaged qualified independent consultants to assist with compliance with the Agreement with the OCC, including an assessment of key management roles.

26.	Outsourced the internal audit function to a qualified risk management firm to provide greater independence and depth to the function.

27.	Appointed a Vice Chairman of the Board, who was subsequently named Chairman in May 2012, to provide daily oversight of management on behalf of the full Board and to communicate back to the Board.

The Company cannot determine the impact of the remediation steps at the time of filing of this report.

PART II

Item 1 - Legal Proceedings

On July 11, 2011 a shareholder derivative action, Robert J. Levy v. J. Gordon Huszagh, et al., No. 11 Civ. 3321 (JS), was filed in the U.S. District Court for the Eastern District of New York against certain current and former directors of the Company and a former officer of the Company.  The Company was named as a nominal defendant.  The complaint seeks damages against the individual defendants in an unspecified amount, and alleges that the individual defendants breached their fiduciary duties by making improper statements regarding the sufficiency of the Company’s allowance for loan losses and loan portfolio credit quality, and by failing to establish sufficient allowances for loan losses and to establish effective credit risk management policies.  On September 30, 2011, the Company and the current and former director defendants filed a motion to dismiss the complaint. The motion to dismiss remains pending.

On October 28, 2011, a separate shareholder derivative action, Susan Forbush v. Edgar F. Goodale, et al., No. 33538/11, was filed in the Supreme Court of the State of New York for the County of Suffolk, against certain current and former directors of the Company and a former officer of the Company. The Company was named as a nominal defendant. The complaint asserts claims that are substantially similar to those asserted in the Levy action. On February 17, 2012, the defendants filed a motion to dismiss the complaint. The motion to dismiss remains pending.

On October 20, 2011, a putative shareholder class action, James E. Fisher v. Suffolk Bancorp, et al., No. 11 Civ. 5114 (SJ), was filed in the U.S. District Court for the Eastern District of New York against the Company, its former chief executive officer, and a former chief financial officer of the Company.  The complaint alleges that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by knowingly or recklessly making false statements about, or failing to disclose accurate information about, the Company’s financial results and condition, loan loss reserves, impaired assets, internal and disclosure controls, and banking practices.  The complaint seeks damages in an unspecified amount on behalf of purchasers of the Company’s common stock between March 12, 2010 and August 10, 2011. On July 2, 2012, the defendants filed a motion to dismiss the complaint. The motion to dismiss remains pending.

The foregoing matters are in their preliminary phases and it is not possible to ascertain whether there is a reasonable possibility of a loss from these matters. Therefore we have concluded that an amount for a loss contingency is not to be accrued or disclosed at this time. The Company believes that it has substantial defenses to the claims filed against it in these lawsuits and, to the extent that these actions proceed, the Company intends to defend itself vigorously.

The Company has been informed that the SEC's New York regional office is conducting an informal inquiry to determine whether there have been violations of the federal securities laws in connection with the Company's financial reporting. The SEC has not asserted that any federal securities law violation has occurred. The Company believes it is in compliance with all federal securities laws and believes it has cooperated fully with the SEC’s informal inquiry. Although the ultimate outcome of the informal inquiry cannot be ascertained at this time, based upon information that presently is available to it, the Company does not believe that the informal inquiry, when resolved, will have a material adverse effect on the Company’s results of operations or financial condition.

Item 1A - Risk Factors

There are no material changes from any of the risk factors previously disclosed in the Company’s 2011 Form 10-K in response to Part I, Item 1A, except as follows:

An increase in the Company’s allowance for loan losses would negatively impact capital levels and could make it difficult to maintain the capital levels directed by the OCC.

The Bank is subject to individual minimum capital ratios (“IMCR’s”) established by the OCC requiring Tier 1 leverage capital equal to at least 8.00% of adjusted total assets; Tier 1 risk-based capital equal to at least 10.50% of risk-weighted assets; and total risk-based capital equal to at least 12.00% of risk-weighted assets. The Bank met all three IMCR’s at June 30, 2012: Tier 1 capital was 8.88% of adjusted total assets, Tier 1 risk-based capital was 14.29% of risk-weighted assets, and total risk-based capital was 15.57% of risk-weighted assets. Further increases to the Company’s allowance for loan losses, however, would negatively impact the Bank’s capital levels and could make it difficult to maintain the capital levels directed by the OCC. If the Bank fails to maintain the required capital levels, it could be subject to further regulatory enforcement actions.

The revisions to the Company’s earnings previously announced on April 12, 2011, and the restatement of the Company’s financial statements for the quarter ended September 30, 2010 and the year ended December 31, 2010, has resulted in additional costs to the Company and may cause the Company to incur further costs or result in regulatory action or litigation against the Company which could adversely affect its results of operation or financial condition.

On April 12, 2011, the Company released preliminary earnings for the first quarter of 2011. Following that release, but prior to the regulatory deadline to file its Form 10-Q, management identified possible deficiencies and/or weaknesses in the Company’s internal controls with respect to credit administration and credit risk management, primarily with respect to the timing of the recognition of credit risk, as well as with regard to risk rating which affected the computation of the allowance for loan losses. On May 11, 2011, the Company announced that it would be delayed in filing its Form 10-Q. The Company retained independent consultants specializing in the evaluation and computation of the allowance for loan losses that conducted an independent review of the Company’s loan files with respect to the correct risk-rating of credits, and to the extent possible, to evaluate when that rating might correctly have been determined, and finally, where applicable, what the correct specific impairment allowance should be.  The result of the reevaluation and re-computation of the allowance for loan losses was an increase in the specific impairment allowances, offset by a decrease in the qualitative reserve percentages, resulting in an overall increase in the total allowance over that announced on April 12, 2011. On August 12, 2011, the Company announced that the Audit Committee of the Board of Directors had concluded that the Company’s previously issued financial statements as of and for the year ended December 31, 2010 and the quarter ended September 30, 2010, as reported in the Company’s Annual Report on Form 10-K and Quarterly Report on Form 10-Q, respectively, should be restated due to an understatement of its allowance for loan losses in such periods. The reevaluation and restatement process has resulted in additional costs to the Company and may cause the Company to incur further costs that could adversely affect its results of operation or financial condition. The revisions to our earnings previously announced on April 12, 2011 and the restatement of our financial statements could also result in regulatory action or litigation against the Company, which could adversely affect our results of operation or financial condition.

A failure to restore and maintain effective internal controls over financial reporting and disclosure controls and procedures could have a material adverse effect on our results of operation or financial condition.

During April 2011, management identified possible deficiencies and/or weaknesses in the Company’s internal controls related to the design and implementation of policies to promptly identify problem loans and to quantify the elements of risk in problem loans. After conducting an internal review, management determined that there were material weaknesses related to the allowance for loan losses, financial reporting staffing resources, interdepartmental communications and governance and management accountability. See Part I, Item 4—Controls and Procedures. The Company has incurred costs and implemented certain changes in its internal controls over financial reporting and disclosure controls and procedures to address these material weaknesses. The Company has not yet determined that it has restored effective internal controls over financial reporting and disclosure controls and procedures and it is possible that additional deficiencies or weaknesses could be identified A failure to restore and maintain effective internal controls over financial reporting and disclosure controls and procedures could affect our results of operations or financial condition.

Potential impairment in the carrying value of our goodwill could negatively impact our earnings and capital.

At June 30, 2012, we had goodwill totaling $814,000. Goodwill is reviewed for impairment at least annually or more frequently if events or changes in circumstances indicate that the carrying value may not be recoverable. Given the current economic environment, we could be required to evaluate the recoverability of goodwill prior to our normal annual assessment if we experience disruption in our business and/or sustained market capitalization declines. These types of events and the resulting analyses could result in goodwill impairment charges in the future. These non-cash impairment charges could adversely affect our results of operations or financial condition in future periods.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3 – Defaults upon Senior Securities

None

Item 4 – Mine Safety Disclosures

None

Item 5 – Other Information

None

Item 6 - Exhibits

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1
Certification of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (this exhibit will not be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liability of that section)

32.2
Certification of principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (this exhibit will not be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liability of that section)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUFFOLK BANCORP

Date: August 9, 2012	/s/ Howard C. Bluver
Howard C. Bluver
President & Chief Executive Officer

Date: August 9, 2012	/s/ Brian K. Finneran
Brian K. Finneran
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1
Certification of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (this exhibit will not be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liability of that section)

32.2
Certification of principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (this exhibit will not be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liability of that section)