Form 10-Q/A
period 2012-06-30
SUFFOLK BANCORP
filed 2012-09-06
CIK 754673

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

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 to Suffolk Bancorp’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, filed with the Securities and Exchange Commission on August 9, 2012 (the “Original Filing”), is to furnish Exhibit 101 to the Original Filing in accordance with Rule 405 of Regulation S-T.   Exhibit 101 provides the financial statements and related notes from the Original Filing formatted in XBRL (eXtensible Business Reporting Language). Under Rule 405(a)(2)(ii) of Regulation S-T, Exhibit 101 is permitted to be furnished by amendment within 30 days of the date of the Original Filing.

No other changes have been made to the Original Filing.  This Amendment No. 1 speaks as of the date of the Original Filing, does not reflect subsequent events occurring after the date of the Original Filing or modify or update in any way any disclosures made in the Original Filing.

Pursuant to rule 406T of Regulation S-T, the interactive data files on Exhibit 101 are deemed furnished and not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Act of 1934, as amended, and otherwise are not subject to liability under those sections.

PART II

Item 6 - Exhibits

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUFFOLK BANCORP

Date: September 6, 2012	/s/ Howard C. Bluver
Howard C. Bluver
President & Chief Executive Officer

Date: September 6, 2012	/s/ Brian K. Finneran
Brian K. Finneran
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document