Form 10-Q
period 2012-09-30
SUFFOLK BANCORP
filed 2012-11-08
CIK 754673

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2012

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

11,566,347 SHARES OF COMMON STOCK OUTSTANDING AS OF OCTOBER 26, 2012

SUFFOLK BANCORP
Form 10-Q
For the Quarterly Period Ended September 30, 2012

Item 1 – Financial Statements

SUFFOLK BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CONDITION
AS OF SEPTEMBER 30, 2012 (unaudited) AND DECEMBER 31, 2011
(dollars in thousands except per share data)

	September 30, 2012	December 31, 2011
ASSETS
Cash and Cash Equivalents
Cash and Non-interest Bearing Deposits Due From Banks	$57,937	$73,651
Interest Bearing Deposits Due From Banks	344,767	98,908
Federal Funds Sold	1,642	-
Total Cash and Cash Equivalents	404,346	172,559
Federal Reserve Bank, Federal Home Loan Bank and Other Stock	2,368	2,536
Investment Securities:
Available for Sale, at Fair Value	328,668	299,204
Held to Maturity (Fair Value of $9,049 and $10,161, respectively)	8,164	9,315
Total Investment Securities	336,832	308,519
Loans	766,569	969,654
Allowance for Loan Losses	21,021	39,958
Net Loans	745,548	929,696
Loans Held-for-Sale	7,000	-
Premises and Equipment, Net	27,539	27,984
Deferred Taxes	16,300	18,465
Income Tax Receivable	9,300	5,421
Other Real Estate Owned ("OREO")	1,572	1,800
Accrued Interest and Loan Fees Receivable	5,572	6,885
Prepaid FDIC Assessment	574	1,843
Goodwill and Other Intangibles	2,537	2,437
Receivable - Securities Sales Not Settled	3,890	-
Other Assets	5,727	6,082
TOTAL ASSETS	$1,569,105	$1,484,227
LIABILITIES & STOCKHOLDERS' EQUITY
Demand Deposits	$573,962	$525,379
Saving, N.O.W. & Money Market Deposits	551,155	531,544
Time Certificates of $100,000 or More	167,677	168,140
Other Time Deposits	80,320	86,809
Total Deposits	1,373,114	1,311,872
Unfunded Pension Liability	21,324	18,212
Capital Leases	4,707	4,737
Accrued Interest Payable	287	348
Other Liabilities	14,393	12,498
TOTAL LIABILITIES	1,413,825	1,347,667
COMMITMENTS AND CONTINGENT LIABILITIES
STOCKHOLDERS' EQUITY
Common Stock (par value $2.50; 15,000,000 shares authorized;
13,732,085 shares issued; 11,566,347 and 9,276,814 shares outstanding
at September 30, 2012 and December 31, 2011, respectively)	34,330	34,330
Surplus	42,476	24,010
Retained Earnings	87,510	91,303
Treasury Stock at Par (2,165,738 and 4,005,270 shares
at September 30, 2012 and December 31, 2011, respectively)	(5,414)	(10,013)
Accumulated Other Comprehensive Loss, Net of Tax	(3,622)	(3,070)
TOTAL STOCKHOLDERS' EQUITY	155,280	136,560
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$1,569,105	$1,484,227
See accompanying notes to condensed consolidated financial statements.

SUFFOLK BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF (LOSS) INCOME
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011
(unaudited, dollars in thousands except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
INTEREST INCOME
Loans and Loan Fees	$11,825	$15,100	$37,146	$47,488
United States Treasury Securities	-	1	-	96
U.S. Government Agency Obligations	30	44	34	337
Obligations of States & Political Subdivisions	1,517	1,544	4,569	5,332
Collateralized Mortgage Obligations	1,256	1,404	3,649	4,534
Mortgage-Backed Securities	145	8	171	24
Corporate Bonds	72	-	88	-
Federal Funds Sold & Due from Banks	168	79	382	140
Dividends	28	17	91	161
Total Interest Income	15,041	18,197	46,130	58,112

INTEREST EXPENSE
Saving, N.O.W. & Money Market Deposits	286	435	906	1,618
Time Certificates of $100,000 or More	372	471	1,217	1,576
Other Time Deposits	229	307	767	985
Interest on Borrowings	-	1	-	655
Total Interest Expense	887	1,214	2,890	4,834

Net Interest Income	14,154	16,983	43,240	53,278
Provision for Loan Losses	12,000	900	9,600	24,088
Net Interest Income After Provision for Loan Losses	2,154	16,083	33,640	29,190

NON-INTEREST INCOME
Service Charges on Deposit Accounts	1,022	953	2,972	2,964
Other Service Charges, Commissions & Fees	927	988	2,523	2,631
Fiduciary Fees	266	213	675	644
Net (Loss) Gain on Sale of Securities Available for Sale	(162)	-	(162)	1,645
Other Operating Income	541	278	1,242	872
Total Non-Interest Income	2,594	2,432	7,250	8,756

OPERATING EXPENSES
Employee Compensation and Benefits	9,486	8,141	26,945	23,458
Net Occupancy Expense	1,480	1,435	4,210	4,391
Equipment Expense	509	506	1,512	1,451
Outside Services	1,145	1,425	3,338	3,713
FDIC Assessments	508	555	1,056	2,541
OREO Expense	781	182	840	293
Prepayment Fee on Borrowing	-	-	-	1,028
Other Operating Expenses	3,975	2,683	8,727	6,855
Total Operating Expenses	17,884	14,927	46,628	43,730

(Loss) Income Before Income Tax (Benefit) Expense	(13,136)	3,588	(5,738)	(5,784)
Income Tax (Benefit) Expense	(3,975)	516	(1,945)	(4,552)
NET (LOSS) INCOME	$(9,161)	$3,072	$(3,793)	$(1,232)

(LOSS) EARNINGS PER COMMON SHARE - BASIC	$(0.94)	$0.32	$(0.39)	$(0.13)
(LOSS) EARNINGS PER COMMON SHARE - DILUTED	$(0.94)	$0.32	$(0.39)	$(0.13)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES - BASIC	9,837,959	9,726,948	9,764,133	9,718,809
WEIGHTED AVERAGE NUMBER OF COMMON SHARES - DILUTED	9,837,959	9,726,948	9,764,133	9,718,809

See accompanying notes to condensed consolidated financial statements.

SUFFOLK BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011
(unaudited, dollars in thousands)

	Three Months		Nine Months
	2012	2011	2012	2011
Net (Loss) Income	$(9,161)	$3,072	$(3,793)	$(1,232)
Other Comprehensive Income (Loss), Net of Taxes and Reclassification Adjustments:
Increase in Unrealized Gain on Securities Available for Sale Arising During the Period	3,479	2,021	819	4,047
Pension and Post-Retirement Plan Benefit Obligation	(1,116)	-	(1,371)	(89)
Total Other Comprehensive Income (Loss), Net of Taxes	2,363	2,021	(552)	3,958
Total Comprehensive (Loss) Income	$(6,798)	$5,093	$(4,345)	$2,726

See accompanying notes to condensed consolidated financial statements.

SUFFOLK BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011
(unaudited, in thousands except for share data)

	Nine Months Ended September 30,
	2012	2011
Common Stock
Balance, January 1	$34,330	$34,236
Stock appreciation rights and stock options exercised	-	12
Stock dividend reinvestment	-	82
Ending Balance	34,330	34,330
Surplus
Balance, January 1	24,010	23,368
Private equity offering, net of $2,239 of stock issuance costs	18,162	-
Stock-based compensation	304	-
Stock appreciation rights and stock options exercised	-	65
Stock dividend reinvestment	-	577
Ending Balance	42,476	24,010
Retained Earnings
Balance, January 1	91,303	91,450
Net loss	(3,793)	(1,232)
Stock appreciation rights and stock options exercised	-	(70)
Ending Balance	87,510	90,148
Treasury Stock
Balance, January 1	(10,013)	(10,005)
Reissuance of 1,839,533 common shares from treasury in connection with private equity offering	4,599	-
Stock appreciation rights and stock options exercised	-	(8)
Ending Balance	(5,414)	(10,013)
Accumulated Other Comprehensive (Loss) Income, Net of Tax
Balance, January 1	(3,070)	(2,229)
Other comprehensive (loss) income	(552)	3,958
Ending Balance	(3,622)	1,729
Total Stockholders' Equity	$155,280	$140,204

See accompanying notes to condensed consolidated financial statements.

SUFFOLK BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011
(unaudited, dollars in thousands)

	For the Nine Months ended September 30,
	2012	2011
NET LOSS	$(3,793)	$(1,232)
ADJUSTMENTS TO RECONCILE NET LOSS
TO NET CASH PROVIDED BY OPERATING ACTIVITIES
Provision for Loan Losses	9,600	24,088
Depreciation and Amortization	1,928	2,019
Stock Based Compensation	304	-
Net Amortization of Premiums	1,114	1,801
Increase in Other Intangibles	(100)	-
Deferred Tax Expense	1,929	-
(Increase) Decrease in Income Tax Receivable	(3,879)	2,345
Decrease (Increase) in Accrued Interest and Loan Fees Receivable	1,313	(293)
Decrease (Increase) in Other Assets	355	(6,450)
Decrease in Prepaid FDIC Assessment	1,269	2,718
Increase in Unfunded Pension Liability	3,112	2,374
Decrease in Accrued Interest Payable	(61)	(172)
Increase (Decrease) in Other Liabilities	1,641	(802)
Writedown of OREO	600	-
Loss (Gain) on Sale of Securities Available for Sale - Net	162	(1,645)
Net Cash Provided by Operating Activities	15,494	24,751
CASH FLOWS FROM INVESTING ACTIVITIES
Principal Payments on Investment Securities	22,244	25,479
Proceeds from Sale of Investment Securities - Available for Sale	3,584	42,447
Maturities of Investment Securities - Available for Sale	32,294	29,605
Purchases of Investment Securities - Available for Sale	(92,808)	(3,287)
Maturities of Investment Securities - Held to Maturity	2,135	3,951
Purchases of Investment Securities - Held to Maturity	(990)	(1,715)
Decrease in Federal Reserve Bank, Federal Home Loan Bank and Other Stock	168	1,727
Loan Repayments - Net	167,176	90,708
Purchases of Premises and Equipment - Net	(1,483)	(1,398)
Proceeds from Sale of OREO	-	3,919
Net Cash Provided by Investing Activities	132,320	191,436
CASH FLOWS FROM FINANCING ACTIVITIES
Net Increase (Decrease) in Deposit Accounts	61,242	(49,574)
Decrease in Short-Term Borrowings - Net	-	(40,000)
Decrease in Capital Lease Payable	(30)	-
Proceeds from private equity offering, net	22,761	-
Dividends Paid to Stockholders	-	(1,454)
Proceeds from Stock Dividend Reinvestment	-	658
Net Cash Provided by (Used in) Financing Activities	83,973	(90,370)
Net Increase in Cash and Cash Equivalents	231,787	125,817
Cash and Cash Equivalents Beginning of Year	172,559	41,149
Cash and Cash Equivalents End of Year	$404,346	$166,966
Supplemental Disclosures
Cash Paid During the Year for:
Interest	$2,951	$5,006
Income Taxes	$-	$197
Loans Transferred to Held For Sale	$53,843	$-
Loans Transferred to Other Real Estate Owned	$372	$-

See accompanying notes to condensed consolidated financial statements.

SUFFOLK BANCORP AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)	Summary of Significant Accounting Policies

The unaudited interim condensed consolidated financial statements include the accounts of Suffolk Bancorp (“Suffolk”) and its wholly owned subsidiary, Suffolk County National Bank and its subsidiaries (the “Bank”). Suffolk and the Bank are collectively referred to hereafter as the “Company.” All material intercompany accounts and transactions have been eliminated in consolidation. The unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) and predominant practices within the banking industry. They do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. For further information, please refer to the audited consolidated financial statements and footnotes thereto included in the Company’s 2011 Annual Report on Form 10-K.  The following footnotes describe the Company’s most significant accounting policies. The results of operations for the three and nine months ended September 30, 2012 are not necessarily indicative of the results of operations to be expected for the remainder of the year.

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

Interest income is accrued on the unpaid principal balance.  Recognition of interest income is discontinued when reasonable doubt exists as to whether principal or interest due can be collected. For all classes of loans, loans generally no longer accrue interest when over 90 days past due unless the loan is well-secured and in process of collection. When a loan is placed on non-accrual status, all interest previously accrued, but not collected, is reversed against current-year interest income. Interest received on such loans is applied against principal or interest, according to management’s judgment as to the collectability of the principal, until qualifying for return to accrual status.  Loans start accruing interest again when they become current as to principal and interest, and when, in the opinion of management, the loans can be collected in full.  For all classes of loans, an impaired loan is defined as a loan for which it is probable that the lender will not collect all amounts due under the contractual terms of the loan. Loans for which the terms have been modified and for which the borrower is experiencing financial difficulties and the Company has granted a concession are considered troubled debt restructurings and are classified as impaired. For impaired, accruing loans, interest income is recognized on an accrual basis with cash offsetting the recorded accruals upon receipt. Interest received on non-accrual, impaired loans is applied against principal or interest according to management’s judgment as to the collectibility of the principal.

Allowance for Loan Losses - The allowance for loan losses is a valuation allowance for probable incurred credit losses, increased by the provision for loan losses and recoveries, and decreased by charge-offs of loans.  For all classes of loans, when a loan, in full or in part, is deemed uncollectible, it is charged against the allowance. This happens when it is past due and the borrower has not shown the ability or intent to make the loan current, or the borrower does not have sufficient assets to pay the debt, or the value of the collateral is less than the balance of the loan and is not considered likely to improve soon.  The allowance for loan losses is determined by continuous analysis of the loan portfolio. That analysis includes changes in the size and composition of the portfolio, the Company’s own historical loan losses, industry-wide losses, current and anticipated economic trends, and details about individual loans. It also includes estimates of the actual value of collateral, other possible sources of repayment and estimates that are susceptible to significant changes due to changes in appraisal values of collateral, national and regional economic conditions and other factors. All loans over $250,000 in the commercial and industrial, commercial real estate and construction loan classes rated substandard or worse and all troubled debt restructurings are evaluated individually for impairment. All other loans are generally evaluated as homogeneous pools. In assessing the adequacy of the allowance, the Company reviews its loan portfolio by separate classes which have similar risk and collateral characteristics; e.g., commercial, commercial real estate, construction, residential mortgages, home equity, and consumer loans.

The allowance for loan losses consists of specific and general components.  The specific component relates to loans that are individually classified as impaired.  Specific reserves are established based on an analysis of the most probable sources of repayment and liquidation of collateral. Impaired loans that are collateral dependent are reviewed based on their collateral and the estimated time required to recover the Company’s investment in the loan, as well as the cost of doing so, and the estimate of the recovery. Non-collateral dependent impaired loans are reviewed based on the present value of estimated future cash flows, including balloon payments, if any, using the loan’s effective interest rate. While every non-performing loan is evaluated individually, not every loan requires a specific reserve. Specific reserves fluctuate based on changes in the underlying loans, anticipated sources of repayment, and charge-offs.  The general component covers non-classified loans and is based on historical loss experience for each loan class from a trailing seven-quarter period, (which period will continue to be expanded for future calculations) and modifying those percentages, if necessary, after adjusting for current qualitative and environmental factors that reflect changes in the collectibility of the loan class not captured by historical loss data. These factors augment actual loss experience and help estimate the probability of loss within the loan portfolio based on emerging or inherent risk trends. These qualitative factors are applied as an adjustment to historical loss rates and require judgments that cannot be subjected to exact mathematical calculation. There are no formulas for translating them into a specific basis point adjustment of the Company’s historical loss rate for a pool of loans having similar risk characteristics. These adjustments reflect management’s overall estimate of the extent to which current losses on a pool of loans will differ from historical loss experience. These adjustments are subjective estimates and management reviews them on a quarterly basis. Troubled debt restructurings are also considered impaired with impairment generally measured at the present value of estimated future cash flows using the loan’s effective rate at inception or using the fair value of collateral, less estimated costs to sell, if repayment is expected solely from the collateral.

Loans Held-For-Sale – Loans held-for-sale are carried at the lower of aggregate cost or fair value. Changes in fair value of loans held-for-sale are recognized in earnings.

Dividend Restriction - Banking regulations and the Bank's agreement with the Office of the Comptroller of the Currency (“OCC”) require maintaining certain capital levels and impose limitations on dividends paid by the Bank to the Company and by the Company to stockholders.  This is discussed further in "Regulatory Matters" in the Notes to the Condensed Consolidated Financial Statements.

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

(3)	Fair Value

The Company records investments available for sale, loans held-for-sale, other real estate owned (“OREO”), mortgage servicing rights and impaired loans at fair value. Fair value measurement is determined based on the assumptions that market participants would use in pricing the asset or liability in an exchange. The definition of fair value includes the exchange price which is the price in an orderly transaction between market participants to sell an asset or transfer a liability in the principal market for the asset or liability. Market participant assumptions include assumptions about risk, the risk inherent in a particular valuation technique used to measure fair value and/or the risk inherent in the inputs to the valuation technique, as well as the effect of credit risk on the fair value of liabilities. The Company uses three levels of the fair value inputs to measure assets, as described below.

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

	Level in	September 30, 2012		December 31, 2011
	Fair Value	Carrying	Fair	Carrying	Fair
	Heirarchy	Amount	Value	Amount	Value
Cash and due from banks	Level 1	$402,704	$402,704	$172,559	$172,559
Cash equivalents	Level 2	1,642	1,642	-	-
Federal Reserve Bank, Federal Home Loan Bank and Other Stock	N/A	2,368	N/A	2,536	N/A
Investment securities held to maturity	Level 2	8,164	9,049	9,315	10,161
Investment securities available for sale	Level 2/3 (1)	328,668	328,668	299,204	299,204
Loans Held-for-Sale	Level 2	7,000	7,000	-	-
Loans, net of allowance	Level 2	745,548	772,759	929,696	960,070
Accrued interest and loan fees receivable	Level 2	5,572	5,572	6,885	6,885
Non-maturity Deposits	Level 2	1,125,117	1,125,117	1,056,923	1,056,923
Time Deposits	Level 2	247,997	250,130	254,949	257,267
Accrued interest payable	Level 2	287	287	348	348

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

Assets measured at fair value on a non-recurring basis were as follows: (in thousands)

Fair Value Measurements Using
		Significant
		Unobservable
		Inputs
Description	September 30, 2012	(Level 3)

Impaired loans	$28,928	$28,928
Loans held-for-sale	7,000	7,000
Other real estate owned	1,572	1,572
Mortgage servicing rights	1,723	1,723
Total	$39,223	$39,223

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

The following tables summarize the valuation of financial instruments measured at fair value on a recurring basis in the condensed consolidated statements of condition at September 30, 2012 and December 31, 2011, including the additional requirement to segregate classifications to correspond to the major security type classifications utilized for disclosure purposes: (in thousands)

Fair Value Measurements Using

		Significant Other
		Observable Inputs
Description	September 30, 2012	(Level 2)
U.S. Government Agency securities	$12,136	$12,136
Obligations of states and political subdivisions	170,411	170,411
Collateralized mortgage obligations	95,964	95,964
Mortgage-backed securities	37,056	37,056
Corporate Bonds	13,101	13,101
Total	$328,668	$328,668

Fair Value Measurements Using

		Significant Other	Significant
		Observable Inputs	Unobservable Inputs
Description	December 31, 2011	(Level 2)	(Level 3)
Obligations of states and political subdivisions	$171,992	$171,992	$-
Collateralized mortgage obligations	126,770	118,776	7,994
Mortgage-backed securities	442	442	-
Total	$299,204	$291,210	$7,994

There were no transfers between, into and/or out of Levels 1 or 2 during the quarter ended September 30, 2012. For the quarter ended September 30, 2012, there were no longer any assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) due to the sale of two private label collateralized mortgage obligation (“CMO”) securities during the third quarter of 2012 as part of management’s efforts to reduce overall balance sheet risk. These securities had previously been written down $1.1 million in the fourth quarter of 2011 due to other than temporary impairment evident at that time. The Company owns no other private label CMOs.

The table below presents a reconciliation for the CMOs measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the quarter ended September 30, 2012:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(in thousands)
Balance at June 30, 2012	$7,425
Other-than-temporary impairment	-
Included in other comprehensive income	-
Sales	(7,425)
Balance at September 30, 2012	$-

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

The types of instruments valued based on significant unobservable inputs that reflect the Company’s own assumptions about the assumptions that market participants would use in pricing an asset or liability are generally classified within level 3 of the fair value hierarchy. The significant unobservable inputs used in the fair value measurements of the Company’s level 3 CMOs at December 31, 2011 were voluntary prepayment rates, conditional default rates and loss severity in the event of default. Significant increases or decreases in any of those inputs in isolation would result in a significantly higher or lower fair value measurement. Generally, a change in the assumption used for the conditional default rates is accompanied by a directionally similar change in the assumption used for the loss severity and a directionally opposite change in the assumption used for voluntary prepayment rates.

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

The estimated fair value of written financial guarantees and letters of credit is based on fees currently charged for similar agreements. The contractual amounts of these commitments were $18,705,000 and $19,841,000 at September 30, 2012 and December 31, 2011, respectively. The fees charged for the commitments were not material in amount.

(4)	Investment Securities

The amortized cost, fair values and gross unrealized gains and losses of the Company’s investment securities available for sale and held to maturity at September 30, 2012 and December 31, 2011 were: (in thousands)

	September 30, 2012				December 31, 2011
		Gross	Gross	Estimated		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
Available for sale:
U.S. government agency securities	$12,090	$52	$(6)	$12,136	$-	$-	$-	$-
Obligations of states and political subdivisions	155,883	14,528	-	170,411	156,663	15,329	-	171,992
Collateralized mortgage obligations	91,675	4,289	-	95,964	122,155	5,768	(1,153)	126,770
Mortgage-backed securities	36,352	735	(31)	37,056	391	51	-	442
Corporate Bonds	12,737	364	-	13,101	-	-	-	-
Balance at end of period	308,737	19,968	(37)	328,668	279,209	21,148	(1,153)	299,204
Held to maturity:
Obligations of states and political subdivisions	8,164	885	-	9,049	9,315	846	-	10,161
Total investment securities	$316,901	$20,853	$(37)	$337,717	$288,524	$21,994	$(1,153)	$309,365

Proceeds from the sale of securities available for sale were $3.6 million for the three and nine months ended September 30, 2012, resulting in a net loss of $162 thousand. For the three months ended September 30, 2011, there were no such sales. For the nine months ended September 30, 2011, such proceeds were $42.4 million, resulting in a net gain of $1.6 million.

The amortized cost and approximate fair value of the Company’s investment securities at September 30, 2012 are shown below by expected maturity (in thousands). Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2012
	Amortized	Fair
	Cost	Value
Securities Available for sale:
Due in one year or less	$3,232	$3,277
Due from one to five years	82,842	89,291
Due from five to ten years	87,431	95,843
Due after ten years	7,205	7,237
Subtotal	180,710	195,648
Collateralized mortgage obligations	91,675	95,964
Mortgage-backed securities	36,352	37,056
Total securities available for sale	308,737	328,668
Securities Held to maturity:
Due in one year or less	1,559	1,574
Due from one to five years	6,127	6,939
Due from five to ten years	478	536
Subtotal	8,164	9,049
Total investment securities	$316,901	$337,717

As a member of the Federal Reserve System, the Bank owns Federal Reserve Bank stock with a book value of $712,000. The stock has no maturity and there is no public market for the investment.

As a member of the Federal Home Loan Bank of New York (“FHLB”), the Bank owns 15,851 shares of FHLB stock with a book value of $1,585,000. The stock has no maturity and there is no public market for the investment. The stock continues to pay dividends and has not placed restrictions on redemptions and as such, was not deemed impaired as of September 30, 2012.

At September 30, 2012 and December 31, 2011, investment securities carried at $224,736,000 and $201,207,000, respectively, were pledged to secure trust deposits and public funds on deposit.

The table below indicates the length of time individual securities have been held in a continuous unrealized loss position at the date indicated: (in thousands)

		Less than 12 months		12 months or longer		Total
As of September 30, 2012	Number of		Unrealized		Unrealized		Unrealized
Type of securities	Securities	Fair value	Losses	Fair value	Losses	Fair value	Losses
U.S. government agency securities	1	$4,036	$6	$-	$-	$4,036	$6
Mortgage-backed securities	1	4,827	31	-	-	4,827	31
Total	2	$8,863	$37	$-	$-	$8,863	$37

		Less than 12 months		12 months or longer		Total
As of December 31, 2011	Number of		Unrealized		Unrealized		Unrealized
Type of securities	Securities	Fair value	Losses	Fair value	Losses	Fair value	Losses
Collateralized mortgage obligations	2	$-	$-	$7,994	$1,153	$7,994	$1,153
Total	2	$-	$-	$7,994	$1,153	$7,994	$1,153

Management evaluates securities for other-than-temporary impairment (“OTTI”) at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. All of the Company’s investment securities classified as available-for-sale or held-to-maturity are evaluated for OTTI under ASC 320, “Accounting for Certain Investments in Debt and Equity Securities.” Upon review of the considerations mentioned here during the third quarter of 2012, no OTTI was deemed to be warranted.

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

When an OTTI occurs under the model, the amount of the OTTI recognized in earnings depends on whether an entity intends to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost basis less any current-period credit loss. If an entity intends to sell or more likely than not will be required to sell the security before recovery of its amortized cost basis less any current-period credit loss, the OTTI is recognized in earnings equal to the entire difference between the investment’s amortized cost basis and its fair value at the balance sheet date. If an entity does not intend to sell the security and it is not more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis less any current-period loss, the OTTI is separated into the amount representing the credit loss and the amount related to all other factors. The amount of the total OTTI related to the credit loss is determined based on the present value of cash flows expected to be collected and is recognized in earnings. The amount of the total OTTI related to other factors is recognized in other comprehensive income, net of applicable tax benefit. The previous amortized cost basis less the OTTI recognized in earnings becomes the new amortized cost basis of the investment.

During the third quarter of 2012, the Company sold two private label CMOs that had been in a continuous loss position for twelve months or longer as part of management’s efforts to reduce overall balance sheet risk. These securities had previously been written down by $1.1 million in the fourth quarter of 2011 due to other than temporary impairment evident at that time. The Company owns no other private label CMOs.

The following table summarizes the two non-agency, private label CMOs owned by the Company at December 31, 2011, by year of vintage with OTTI, credit ratings and related credit losses recognized in earnings. Management determined the estimated fair values for each security based on discounted cash flow analyses using the Intex Desktop Valuation model. Management explicitly calculates the credit component utilizing conditional default and loss severity vectors with the Intex model. Management relies on FASB ASC paragraph 820-10-55-5 to provide guidance on the discount rates to be used when a market is not active. According to the standard, the discount rate should take into account all of the following factors:

•	The time value of money (risk-free rate)
•	Price for bearing the uncertainty in the cash flows (risk premium)
•	Other case-specific factors that would be considered by market participants, including a liquidity adjustment.

Weighted average key assumptions utilized in the valuations for December 31, 2011 were as follows:

•	Discount Rate – 11%
•	Voluntary Prepayments – 16.2%
•	Conditional Default Rates – 16.2% for the first 24 months, then trending downward in a linear fashion to 9.3% for the following 12 months, then to zero through approximately 17 years.
•	Loss Severity – 55.5% trending downward to terminal loss severities of 23%, in a linear fashion, at 2.5% per year.

				Total OTTI
	Year of	Total	Total	Related to
	Vintage	Fair	Amortized	Credit Loss at
(in thousands)	2006	Value	Cost	December 31, 2011
Rating:
Total Non-Agency
CMOs
CCC and Below	$7,994	$7,994	$9,147	$1,052

Total Non-Agency
CMO's	$7,994	$7,994	$9,147	$1,052

(5)	Loans

The following table categorizes total loans (net of unearned discount) by loan class at September 30, 2012 and December 31, 2011: (dollars in thousands)

	September 30,	December 31,
	2012	2011
Commercial and industrial	$177,077	$206,652
Commercial real estate	340,581	428,646
Real estate construction loans	23,781	49,704
Residential mortgages (1st and 2nd liens)	138,934	160,619
Home equity loans	70,276	79,684
Consumer loans	15,563	43,831
Other loans	381	543
Gross Loans	766,593	969,679
Unearned discount	(24)	(25)
Allowance for loan losses	(21,021)	(39,958)
Net loans at end of period	$745,548	$929,696

(6)	Allowance for Loan Losses

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

A loan is impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement.  Loans for which the terms have been modified resulting in a concession, and for which the borrower is experiencing financial difficulties, are considered troubled debt restructurings and classified as impaired. Generally, troubled debt restructurings are initially classified as non-accrual until sufficient time has passed to assess whether the restructured loan will continue to perform. Generally, the Company returns a troubled debt restructuring to accrual status upon six months of performance under the new terms.

Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired.  Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed.

All loans over $250,000 in the commercial and industrial, commercial real estate and construction loan classes rated substandard or worse and all troubled debt restructurings are evaluated individually for impairment. All other loans are evaluated as homogeneous pools. If a loan is impaired, a specific reserve is recorded so that the loan is reported, net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral. Large groups of homogeneous loans with smaller individual balances, such as consumer and residential real estate loans, are generally evaluated collectively for impairment, and accordingly, are not separately identified for impairment disclosures.  Troubled debt restructurings are separately identified for impairment disclosures and are measured at the present value of estimated future cash flows using the loan’s effective rate at inception.  If a troubled debt restructuring is considered to be “collateral-dependent,” the loan is reported at the fair value of the collateral net of costs to sell.  For troubled debt restructurings that subsequently default, the Company determines the allowance amount in accordance with its accounting policy for the allowance for loan losses.

The general component of the allowance covers non-impaired loans and is based on historical loss experience, adjusted for qualitative factors.  The historical loss experience is determined by loan class, and is based on the actual loss history experienced by the Company over a seven-quarter historical loan loss period (which period will continue to be expanded for future calculations). This actual loss experience is supplemented with other qualitative factors based on the risks present for each loan class.  These qualitative factors include consideration of the following:  levels of and trends in delinquencies and impaired loans; levels of and trends in charge-offs and recoveries; trends in volume and terms of loans; effects of any changes in risk selection and underwriting standards; other changes in lending policies, procedures and practices; experience, ability, and depth of lending management and other relevant staff; local, regional and national economic trends and conditions; industry conditions; and effects of changes in credit concentrations.  The following loan classes have been identified:

•	Commercial and industrial loans
•	Commercial real estate mortgages
•	Real estate -- construction loans
•	Residential mortgages (1st and 2nd liens)
•	Home equity loans
•	Consumer loans

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

At September 30, 2012, non-performing loans, including non-accrual loans and loans contractually past due 90 days or more with regard to payment of principal and/or interest, totaled $14,356,000 as compared to $80,760,000 at December 31, 2011. When compared to total loans, non-performing loans declined to 1.9% at September 30, 2012, down from 8.3% at December 31, 2011. This decline resulted largely from the Company’s previously announced bulk sales of $30 million of non-performing and classified loans in June 2012 and $51 million in September 2012.

Information pertaining to the allowance for loan losses at September 30, 2012 is as follows: (in thousands)

	Commercial and industrial loans	Commercial real estate mortgages	Real estate construction loans	Residential mortgages (1st and 2nd liens)	Home equity loans	Consumer and other loans	Total
Allowance for loan losses:
Ending balance (total allowance)	$9,936	$7,911	$70	$1,345	$1,561	$198	$21,021
Ending balance: individually evaluated for impairment	242	-	-	550	-	1	793
Ending balance: collectively evaluated for impairment	9,694	7,911	70	795	1,561	197	20,228
Loan balances:
Ending balance (loan portfolio)	$177,077	$340,581	$23,781	$138,934	$70,276	$15,920	$766,569
Ending balance: individually evaluated for impairment	11,597	9,718	5,584	2,687	-	135	29,721
Ending balance: collectively evaluated for impairment	165,480	330,863	18,197	136,247	70,276	15,785	736,848

Further information pertaining to the allowance for loan losses at December 31, 2011 is as follows: (in thousands)

	Commercial and industrial loans	Commercial real estate mortgages	Real estate construction loans	Residential mortgages (1st and 2nd liens)	Home equity loans	Consumer loans	Total
Allowance for loan losses:
Ending balance (total allowance)	$25,080	$11,029	$623	$2,401	$512	$313	$39,958
Ending balance: individually evaluated for impairment	7,477	3,092	57	-	-	-	10,626
Ending balance: collectively evaluated for impairment	17,603	7,937	566	2,401	512	313	29,332
Loan balances:
Ending balance (loan portfolio) (1)	$206,652	$428,646	$49,704	$160,619	$79,684	$43,806	$969,111
Ending balance: individually evaluated for impairment	36,559	66,402	19,251	8,345	3,897	646	135,100
Ending balance: collectively evaluated for impairment	170,093	362,244	30,453	152,274	75,787	43,160	834,011
(1) Other loans of $543, not included here, consist primarily of advances under lines of credit.

The following is a summary of current and past due loans at September 30, 2012: (in thousands)

	Past Due
	30 - 59 days	60 - 89 days	90 days and over	Total	Current	Total
Commercial:
Commercial and industrial	$1,631	$1,716	$5,963	$9,310	$167,767	$177,077
Commercial real estate	1,950	588	5,893	8,431	332,150	340,581
Real estate construction loans	1,866	4,250	1,334	7,450	16,331	23,781
Consumer:
Residential mortgages
(1st and 2nd liens)	1,061	1,481	1,031	3,573	135,361	138,934
Home equity loans	964	175	-	1,139	69,137	70,276
Consumer and other loans	118	16	135	269	15,651	15,920
Total	$7,590	$8,226	$14,356	$30,172	$736,397	$766,569

The following is a summary of current and past due loans at December 31, 2011: (in thousands)

	Past Due
	30 - 59 days	60 - 89 days	90 days and over	Total	Current	Total
Commercial:
Commercial and industrial	$9,774	$8,574	$16,867	$35,215	$171,437	$206,652
Commercial real estate	4,981	4,843	45,344	55,168	373,478	428,646
Real estate construction loans	1,282	-	6,978	8,260	41,444	49,704
Consumer:
Residential mortgages
(1st and 2nd liens)	3,479	1,144	7,028	11,651	148,968	160,619
Home equity loans	-	198	3,897	4,095	75,589	79,684
Consumer loans	215	78	646	939	42,867	43,806
Total (1)	$19,731	$14,837	$80,760	$115,328	$853,783	$969,111
(1) Other loans of $543, not included here, consist primarily of advances under lines of credit.

The following is a summary of impaired loans, by class of loan, at September 30, 2012 and December 31, 2011: (in thousands)

	September 30, 2012			December 31, 2011
	Impaired Loans			Impaired Loans
	Unpaid Principal Balance	Recorded Balance	Allowance Allocated	Unpaid Principal Balance	Recorded Balance	Allowance Allocated
With no allowance recorded:
Commercial and industrial loans	$11,675	$11,347	$-	$21,162	$20,885	$-
Commercial real estate mortgages	11,384	9,718	-	52,679	46,687	-
Real estate construction loans	5,584	5,584	-	19,939	17,044	-
Residential mortgages (1st & 2nd liens)	360	360	-	8,914	8,345	-
Home equity loans	-	-	-	3,995	3,897	-
Consumer and other loans	-	-	-	646	646	-
Subtotal	$29,003	$27,009	$-	$107,335	$97,504	$-

With an allowance recorded:
Commercial and industrial loans	$251	$250	$242	$15,877	$15,674	$7,477
Commercial real estate mortgages	-	-	-	20,609	19,715	3,092
Real estate construction loans	-	-	-	2,207	2,207	57
Residential mortgages (1st & 2nd liens)	2,343	2,327	550	-	-	-
Consumer and other loans	135	135	1	-	-	-
Subtotal	$2,729	$2,712	$793	$38,693	$37,596	$10,626
Total	$31,732	$29,721	$793	$146,028	$135,100	$10,626

The following tables present information regarding average balances of impaired loans and interest income recognized on impaired loans for the quarters and nine months ended September 30, 2012 and 2011: (in thousands)

	Quarter Ended September 30, 2012			Quarter Ended September 30, 2011
	Impaired Loans			Impaired Loans
	Average recorded investment in impaired loans	Interest income recognized on impaired loans	Interest income recognized on a cash basis on impaired loans	Average recorded investment in impaired loans	Interest income recognized on impaired loans	Interest income recognized on a cash basis on impaired loans
Commercial and industrial loans	$19,946	$58	$-	$19,597	$451	$-
Commercial real estate mortgages	24,146	209	-	22,485	952	-
Real estate construction loans	13,166	72	-	35,839	-	-
Residential mortgages (1st & 2nd liens)	4,973	42	-	6,484	-	-
Home equity loans	2,360	4	-	2,707	-	-
Consumer loans	352	-	-	166	-	-
Total	$64,943	$385	$-	$87,278	$1,403	$-

	Nine Months Ended September 30, 2012			Nine Months Ended September 30, 2011
	Impaired Loans			Impaired Loans
	Average recorded investment in impaired loans	Interest income recognized on impaired loans	Interest income recognized on a cash basis on impaired loans	Average recorded investment in impaired loans	Interest income recognized on impaired loans	Interest income recognized on a cash basis on impaired loans
Commercial and industrial loans	$27,660	$373	$-	$20,376	$1,060	$-
Commercial real estate mortgages	48,318	468	-	27,027	2,621	-
Real estate construction loans	16,809	410	-	49,816	-	-
Residential mortgages (1st & 2nd liens)	7,202	127	-	5,992	-	-
Home equity loans	3,396	4	-	2,747	-	-
Consumer loans	546	-	-	152	-	-
Total	$103,931	$1,382	$-	$106,110	$3,681	$-

The following is a summary of information pertaining to non-performing assets: (in thousands)

	September 30,	December 31,
	2012	2011
Non-accrual Loans	$14,356	$80,760
Non-accrual Loans Held-for-Sale	7,000	-
Loans 90 Days Past Due and Still Accruing	-	-
Other Real Estate Owned	1,572	1,800
Total Non-performing Assets	$22,928	$82,560
Troubled debt restructurings accruing interest	$9,992	$1,496
Troubled debt restructurings - nonaccruing	$5,306	$24,979

The following table summarizes non-accrual loans by loan class as of September 30, 2012 and December 31, 2011 (dollars in thousands):

	Non-accrual Loans
			Total	% of			Total	% of
		% of	Loans (1)	Total		% of	Loans (1)	Total
	9/30/2012	Total	9/30/2012	Loans	12/31/2011	Total	12/31/2011	Loans
Commercial and industrial loans	$5,963	41.6%	$177,077	0.8%	$16,867	20.9%	$206,652	1.7%
Commercial real estate mortgages	5,893	41.0	340,581	0.8	45,344	56.2	428,646	4.7
Real estate construction loans	1,334	9.3	23,781	0.2	6,978	8.6	49,704	0.7
Residential mortgages (1st & 2nd liens)	1,031	7.2	138,934	0.1	7,028	8.7	160,619	0.7
Home equity loans	-	-	70,276	-	3,897	4.8	79,684	0.4
Consumer loans	135	0.9	15,539	-	646	0.8	43,806	0.1
Other loans	-	-	381	-	-	-	543	-
Total non-accrual loans	$14,356	100.0%	$766,569	1.9%	$80,760	100.0%	$969,654	8.3%
(1) Net of unearned discount

The Company had no loans past due 90 days or more and still accruing at September 30, 2012 or December 31, 2011.

The following table details the collateral value securing non-accrual loans: (in thousands)

	September 30, 2012		December 31, 2011
	Non-accrual Loans		Non-accrual Loans
	Principal Balance	Collateral Value	Principal Balance	Collateral Value
Commercial and industrial loans (1)	$5,963	$4,400	$16,867	$-
Commercial real estate mortgages	5,893	13,650	45,344	68,067
Real estate construction loans	1,334	2,300	6,978	6,715
Residential mortgages (1st and 2nd liens)	1,031	1,326	7,028	14,133
Home equity loans	-	-	3,897	7,438
Consumer loans	135	135	646	-
Total	$14,356	$21,811	$80,760	$96,353

(1) Repayment of commercial and industrial loans is expected from the cash flow of the business. The collateral typically securing these loans is a lien on all corporate assets via a blanket UCC filing and does not usually include real estate. For purposes of this disclosure, the Company has ascribed no value to the non- real estate collateral for this class of loans.

For the non-accrual loans outstanding at the end of the reported periods, additional interest income of approximately $237,000 and $1,571,000 would have been recorded during the three months ended September 30, 2012 and 2011, respectively, if the loans had performed in accordance with their original terms. For the nine months ended September 30, 2012 and 2011, additional interest income of approximately $1,260,000 and $3,335,000, respectively, would have been recorded if the loans had performed in accordance with their original terms.

A total of $37,000 is committed to be advanced in connection with impaired loans as of September 30, 2012. This represents the amount the Company is legally required to advance under existing loan agreements. These loans are not in default under the terms of the loan agreements and are accruing. It is the Company’s policy to evaluate advances on impaired loans on a case by case basis. Absent a legal obligation to advance pursuant to the terms of the loan agreement, the Company generally will not advance funds for which it has outstanding commitments but may do so in certain circumstances.

The following table summarizes loan balances and allocates the allowance for loan losses by risk rating as of September 30, 2012: (in thousands)

	Commercial and industrial loans	Commercial real estate mortgages	Real estate construction loans	Residential mortgages (1st and 2nd liens)	Home equity loans	Consumer and other loans (2)	Total
Unimpaired loans:
Total pass loans	$147,163	$280,384	$3,257	$136,247	$70,276	$15,785	$653,112
Loss factor (1)	5.81%	2.35%	0.61%	0.58%	2.22%	1.25%	2.71%
Reserve	8,556	6,596	20	795	1,561	197	17,725
Total special mention loans	7,143	39,732	4,300	-	-	-	51,175
Loss factor	5.59%	2.50%	0.30%	0.00%	0.00%	0.00%	2.75%
Reserve	399	993	13	-	-	-	1,405
Total substandard loans	11,174	10,747	10,640	-	-	-	32,561
Loss factor	6.61%	3.00%	0.35%	0.00%	0.00%	0.00%	3.37%
Reserve	739	322	37	-	-	-	1,098
Impaired loans:
Total substandard loans	11,564	9,718	5,584	2,687	-	135	29,688
Loss factor (3)	1.81%	0.00%	0.00%	20.47%	0.00%	0.74%	2.56%
Reserve	209	-	-	550	-	1	760
Total doubtful loans	33	-	-	-	-	-	33
Loss factor	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Reserve	33	-	-	-	-	-	33
Total unimpaired loans	$165,480	$330,863	$18,197	$136,247	$70,276	$15,785	$736,848
Total reserve on unimpaired loans	$9,694	$7,911	$70	$795	$1,561	$197	$20,228
(1) Loss factor calculation is reserve as a percentage of balance for a loan class and includes a pro-rata apportionment of unallocated reserves.
(2) Net of unearned discount.
(3) Loss factors are driven by higher collateral positions and charge-offs taken within the commercial and industrial, commercial real estate and real estate construction loan classes.

The following table summarizes loan balances and allocates the allowance for loan losses by risk rating as of December 31, 2011:  (in thousands)

	Commercial and industrial loans	Commercial real estate mortgages	Real estate construction loans		Residential mortgages (1st and 2nd liens)	Home equity loans	Consumer loans (4)	Total
Unimpaired loans:
Total pass loans (1)	$ 151,553	$ 289,856	$ 4,932		$ 152,274	$ 75,787	$ 31,385	$ 705,787
Loss factor (2)	9.98%	2.19%	1.74%		1.58%	0.68%	1.00%	3.51%
Reserve	15,121	6,359	86		2,401	512	313	24,792
Total special mention loans	16,448	41,283	7,772		-	-	-	65,503
Loss factor	8.68%	2.18%	1.88%		0.00%	0.00%	0.00%	3.78%
Reserve	1,428	900	146		-	-	-	2,474
Total substandard loans	13,892	31,105	17,749		-	-	-	62,746
Loss factor	7.59%	2.18%	1.88%		0.00%	0.00%	0.00%	3.29%
Reserve	1,054	678	334		-	-	-	2,066
Impaired loans:
Total substandard loans	36,316	66,402	17,639		8,345	3,897	646	133,245
Loss factor	20.52%	4.66%	0.32%	(3)	0.00%	0.00%	0.00%	7.96%
Reserve	7,452	3,092	57		-	-	-	10,601
Total doubtful loans	243	-	1,612		-	-	-	1,855
Loss factor	10.29%	0.00%	0.00%		0.00%	0.00%	0.00%	1.35%
Reserve	25	-	-		-	-	-	25
Total unimpaired loans	$ 181,893	$ 362,244	$ 30,453		$ 152,274	$ 75,787	$ 31,385	$ 834,036
Total reserve on unimpaired loans	$ 17,603	$ 7,937	$ 566		$ 2,401	$ 512	$ 313	$ 29,332
(1) Other loans of $543, not included here, consist primarily of advances under lines of credit.
(2) Loss factor calculation is reserve as a percentage of balance for a loan class.
(3) Loss factor is driven by higher collateral positions and charge-offs taken within this loan class.
(4) Net of unearned discount.

The following table summarizes the activity in the allowance for loan losses by loan class for the periods indicated: (in thousands)

	Commercial and Industrial Loans	Commercial Real Estate Mortgages	Real Estate Construction Loans	Residential mortgages (1st and 2nd liens)	Home equity loans	Consumer loans	Total

Three months ended September 30, 2012
Balance at beginning of period	$16,319	$8,851	$176	$2,286	$1,406	$189	$29,227
Charge-offs	(6,689)	(8,102)	(2,123)	(2,885)	(1,360)	(179)	(21,338)
Recoveries	462	-	260	112	246	52	1,132
(Credit) provision for loan losses	(156)	7,162	1,757	1,832	1,269	136	12,000
Balance at end of period	$9,936	$7,911	$70	$1,345	$1,561	$198	$21,021

Three months ended September 30, 2011
Balance at beginning of period	$30,486	$11,210	$4,163	$1,691	$1,908	$453	$49,911
Charge-offs	(5,248)	(1,832)	(232)	-	(121)	(34)	(7,467)
Recoveries	373	-	-	-	-	26	399
Reclass to allowance for contingent liabilities	-	(50)	-	-	-	-	(50)
Provision for loan losses	(1,865)	4,382	(1,911)	406	(69)	(43)	900
Balance at end of period	$23,746	$13,710	$2,020	$2,097	$1,718	$402	$43,693

Nine months ended September 30, 2012
Balance at beginning of period	$25,080	$11,029	$623	$2,401	$512	$313	$39,958
Charge-offs	(7,816)	(15,794)	(2,123)	(3,473)	(1,953)	(261)	(31,420)
Recoveries	2,086	-	340	114	246	97	2,883
(Credit) provision for loan losses	(9,414)	12,676	1,230	2,303	2,756	49	9,600
Balance at end of period	$9,936	$7,911	$70	$1,345	$1,561	$198	$21,021

Nine months ended September 30, 2011
Balance at beginning of period	$13,826	$9,226	$3,177	$519	$1,392	$279	$28,419
Charge-offs	(6,537)	(1,832)	(232)	(411)	(191)	(178)	(9,381)
Recoveries	551	-	-	2	-	64	617
Reclass to allowance for contingent liabilities	-	(50)	-	-	-	-	(50)
Provision for loan losses	15,906	6,366	(925)	1,987	517	237	24,088
Balance at end of period	$23,746	$13,710	$2,020	$2,097	$1,718	$402	$43,693

The Company recorded a $12.0 million consolidated provision for loan losses during the third quarter of 2012, principally a result of the $51 million bulk sale of non-performing and classified loans which occurred during this period. Despite $6.7 million in charge-offs recorded for commercial and industrial loans in the third quarter, the Company recorded a $156 thousand credit to its provision for loan losses for this class of loans resulting in a $6.4 million net reduction in the commercial and industrial loans allowance balance at September 30, 2012. The third quarter credit provision in this loan class resulted from several factors, most notably a reduction in the ASC 450-20 loss factors on unimpaired pass rated loans from 9.98% at December 31, 2011 to 5.81% at September 30, 2012; a reduction in the loss factors on unimpaired special mention loans from 8.68% at December 31, 2011 to 5.59% at September 30, 2012; and a decline in the Company’s specific reserves for impaired substandard commercial and industrial loans as computed under ASC 310-10 at September 30, 2012. The impact on the computed allowance for loan losses at September 30, 2012 stemming from these changes was reductions of $6.6 million, $1.0 million and $7.2 million, respectively. The reduction in the ASC 450-20 loss factors was primarily due to an expansion of the look back period used in calculating historical losses from a trailing four quarter average to a trailing seven-quarter average time frame (which period will continue to be expanded for future calculations). This change more accurately represents the Company’s incurred and expected losses in the September 30, 2012 commercial and industrial loan portfolio.

Credit Quality Information

The Bank utilizes an eight-grade risk-rating system for commercial and industrial loans, commercial real estate and construction loans. Loans in risk grades 1- 4 are considered “pass” loans. The Bank’s risk grades are as follows:

Risk Grade 1                      Excellent:

Loans secured by liquid collateral such as certificates of deposit, reputable bank letters of credit, or other cash equivalents; loans that are guaranteed or otherwise backed by the full faith and credit of the United States government or an agency thereof, such as the Small Business Administration; or loans to any publicly held company with a current long-term debt rating of A or better.

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

The following table identifies the credit risk profile by internally assigned grade as of September 30, 2012: (in thousands)

Credit Risk Profile By Internally Assigned Grade
	----------Commercial Credit Exposure----------			----------Consumer Credit Exposure----------
	Commercial and industrial loans	Commercial real estate mortgages	Real estate construction loans	Residential mortgages (1st and 2nd liens)	Home equity loans	Consumer and other loans	Total
Grade:
Pass	$147,163	$280,384	$3,257	$136,247	$70,276	$15,785	$653,112
Special mention	7,143	39,732	4,300	-	-	-	51,175
Substandard	22,738	20,465	16,224	2,687	-	135	62,249
Doubtful	33	-	-	-	-	-	33
Total	$177,077	$340,581	$23,781	$138,934	$70,276	$15,920	$766,569

The following table presents the credit risk profile by internally assigned grade as of December 31, 2011: (in thousands)

Credit Risk Profile By Internally Assigned Grade
	----------Commercial Credit Exposure----------			----------Consumer Credit Exposure----------
	Commercial and industrial loans	Commercial real estate mortgages	Real estate construction loans	Residential mortgages (1st and 2nd liens)	Home equity loans	Consumer loans	Total
Grade:
Pass (1)	$144,952	$289,856	$4,932	$152,274	$75,787	$43,160	$710,961
Special mention	16,448	41,283	7,772	-	-	-	65,503
Substandard	45,009	97,507	35,388	8,345	3,897	646	190,792
Doubtful	243	-	1,612	-	-	-	1,855
Total	$206,652	$428,646	$49,704	$160,619	$79,684	$43,806	$969,111
(1) Other loans of $543, not included here, consist primarily of advances under lines of credit.

The following table presents information regarding troubled debt restructurings as of September 30, 2012 and December 31, 2011 (dollars in thousands):

	September 30, 2012		December 31, 2011
Total Troubled Debt Restructurings	Number of Loans	Outstanding Recorded Balance	Number of Loans	Outstanding Recorded Balance

Commercial and industrial loans	41	$7,517	52	$6,011
Commercial real estate mortgages	7	5,375	9	12,083
Real estate construction loans	-	-	2	5,183
Residential mortgages	10	2,186	11	2,986
Consumer	4	220	5	212
	62	$15,298	79	$26,475

The following table presents, by class, information regarding troubled debt restructurings executed during the three and nine months ended September 30, 2012 (dollars in thousands):

	For the three months ended			For the nine months ended
	September 30, 2012			September 30, 2012
		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
	Number	Outstanding	Outstanding	Number	Outstanding	Outstanding
	of	Recorded	Recorded	of	Recorded	Recorded
New Troubled Debt Restructurings	Loans	Balance	Balance	Loans	Balance	Balance

Commercial and industrial loans	3	$815	$815	13	$5,920	$5,920
Residential mortgages	-	-	-	1	81	81
Consumer	-	-	-	1	49	49
	3	$815	$815	15	$6,050	$6,050

The table below presents by class, information regarding loans modified as troubled debt restructurings in the last 12 months that had payment defaults of 90 days or more during the three and nine months ended September 30, 2012 (dollars in thousands)

	For the three months ended		For the nine months ended
	September 30, 2012		September 30, 2012
		Outstanding		Outstanding
	Number	Recorded	Number	Recorded
Defaulted Troubled Debt Restructurings	of Loans	Balance	of Loans	Balance

Commercial and industrial loans	-	$-	2	$1,200
	-	$-	2	$1,200

The Company allocated $2,600,000 of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of December 31, 2011. There were no specific reserves allocated for such customers as of September 30, 2012. These loans involved the restructuring of terms to allow customers to mitigate the risk of foreclosure by meeting a lower payment requirement based upon their current cash flow. These may also include loans that renewed at existing contractual rates, but below market rates for comparable credit.

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

The following table presents information concerning net periodic defined benefit pension expense for the three and nine months ended September 30, 2012 and 2011: (in thousands)

	Three Months Ended		Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Service cost	$666	$545	$1,999	$1,635
Interest cost	555	563	1,664	1,688
Expected return on plan assets	(590)	(560)	(1,771)	(1,680)
Amortization of prior service cost	406	244	1,220	732
Net periodic benefit expense	$1,037	$792	$3,112	$2,375

In December 2011, the Company made an annual minimum contribution of $3,700,000 for the plan year ending September 30, 2012. There is no additional minimum required contribution for the plan year ending September 30, 2012.

(8)	Stock-based Compensation

Under the terms of the Company’s stock option plans adopted in 1999 and 2009, options have been granted to key employees and directors to purchase shares of the Company’s stock. Under the Suffolk Bancorp 2009 Stock Incentive Plan (“the Plan”), there are 500,000 shares of the Company’s common stock reserved for issuance, of which 150,000 had been granted as of September 30, 2012. There are no remaining shares reserved for issuance under the 1999 Stock Option Plan. Options are awarded by the Compensation Committee of the Board of Directors. Both plans provide that the option price shall not be less than the fair value of the common stock on the date the option is granted. All options are exercisable for a period of ten years or less. Both plans provide for but do not require the grant of stock appreciation rights that the holder may exercise instead of the underlying option. When the stock appreciation right is exercised, the underlying option is canceled. The optionee receives shares of common stock or cash with a fair market value equal to the excess of the fair value of the shares subject to the option at the time of exercise (or the portion thereof so exercised) over the aggregate option price of the shares set forth in the option agreement. The exercise of stock appreciation rights is treated as the exercise of the underlying option. Options granted prior to 2010 vest after one year.  Options granted in 2011 are exercisable over a three-year period commencing three years from the date of grant at a rate of one third per year.  Options granted in 2012 are exercisable over a three-year period commencing one year from the date of grant at a rate of one third per year.

On December 30, 2011, the Company granted an award of 30,000 non-qualified stock options at an exercise price of $10.79 per share.  The stock option award was granted to the President and Chief Executive Officer as a material inducement to employment with the Company.  The non-qualified options were not issued as part of any of the Company’s registered stock-based compensation plans.  The options are exercisable over a three-year period commencing three years from the date of grant at a rate of one third per year.  For the nine months ended September 30, 2012, $35,000 was recognized as compensation expense based on the original fair value of the options.  The total remaining unrecognized compensation cost of $144,000 will be expensed over the remaining vesting period of 4.3 years.

Stock-based compensation for all other share-based payments to employees, including grants of employee stock options, is recorded in the financial statements based on their fair values. During the nine months ended September 30, 2012, $269,000 was recognized as compensation expense. The remaining unrecognized compensation cost of $727,000 will be expensed over the remaining weighted vesting period of 2.9 years.

A summary of stock option activity for the Company’s 1999 and 2009 plans follows:

		Weighted-Average
	Number	Exercise Price
	of Shares	Per Share
Outstanding - January 1, 2012	81,500	$26.91
Granted	130,000	$13.15
Exercised	-	-
Forfeited or expired	(30,000)	$32.23
Outstanding - September 30, 2012	181,500	$16.18

The following table presents weighted-average information regarding options granted in 2012:

Black-Scholes Assumptions for Options Granted During the Nine Months Ended September 30, 2012:

Risk-free interest rate	0.78%
Expected dividend yield	-
Expected life in years	10
Expected volatility	43.03%

The following summarizes all shares subject to purchase from stock options outstanding and exercisable as of September 30, 2012, including options which were not issued as part of any of the Company’s registered stock-based compensation plans:

	Outstanding			Exercisable
		Weighted-Average			Weighted-Average
		Remaining	Weighted-Average		Remaining	Weighted-Average
Range of Exercise Prices	Shares	Contractual Life	Exercise Price	Shares	Contractual Life	Exercise Price
$10.79 - $12.44	100,000	9.4 years	$11.49	-	-	-
$13.13 - $14.97	80,000	9.6 years	$13.75	-	-	-
$28.30 - $31.83	17,000	4.1 years	$30.43	17,000	4.1 years	$30.43
$32.90 - $34.95	14,500	3.4 years	$34.01	14,500	3.4 years	$34.01
	211,500	8.7 years	$15.41	31,500	3.8 years	$32.08

(9)	Income Taxes

The Company uses an asset and liability approach to accounting for income taxes. The asset and liability approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. Deferred tax assets are recognized if it is more likely than not that a future benefit will be realized. The Company accounts for income taxes in accordance with FASB ASC 740, “Income Taxes,” which prescribes the recognition and measurement criteria related to tax positions taken or expected to be taken in a tax return. The Company had unrecognized tax benefits including interest of approximately $32,000 as of September 30, 2012. The Company recognizes interest and penalties accrued relating to unrecognized tax benefits in income tax expense.

Realization of deferred tax assets associated with the net operating loss carryforwards is dependent upon generating sufficient taxable income prior to their expiration. During 2012, the Bank set up a state valuation allowance of $835 thousand to reflect management’s estimates of projected income and inability to utilize the state net operating loss carryforward.

At September 30, 2012, the Bank had a federal net operating loss of $28 million, of which approximately $16 million will be carried back to tax years 2010 and 2011, and $12 million will be available to reduce future taxable income and expire in various dates through 2032.

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

The Bank is subject to individual minimum capital ratios (“IMCR’s”) established by the OCC requiring Tier 1 leverage capital equal to at least 8.00% of adjusted total assets; Tier 1 risk-based capital equal to at least 10.50% of risk-weighted assets; and total risk-based capital equal to at least 12.00% of risk-weighted assets. Management believes the Bank met all three IMCR’s at September 30, 2012: Tier 1 capital was 9.65% of adjusted total assets, Tier 1 risk-based capital was 16.85% of risk-weighted assets, and total risk-based capital was 18.11% of risk-weighted assets. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements.

The Company’s Tier 1 leverage ratio was 9.74% at September 30, 2012. The Company’s Tier 1 risk-based and total risk-based capital ratios were 16.90% and 18.17%, respectively, at September 30, 2012.

The ability of the Bank to pay dividends to the Company is subject to certain regulatory restrictions. Generally, dividends declared in a given year by a national bank are limited to its net profit, as defined by regulatory agencies, for that year, combined with its retained net income for the preceding two years, less any required transfer to surplus or to fund for the retirement of any preferred stock of which the Bank has none as of September 30, 2012. In addition, a national bank may not pay any dividends in an amount greater than its undivided profits and a national bank may not declare any dividends if such declaration would leave the Bank inadequately capitalized. Therefore, the ability of the Bank to declare dividends will depend on its future net income and capital requirements. In addition, under the Agreement the Bank is required to establish a dividend policy that will permit the declaration of a dividend only when the Bank is in compliance with its capital program and with the prior written determination of no supervisory objection by the OCC.

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

On July 11, 2011 a shareholder derivative action, Robert J. Levy v. J. Gordon Huszagh, et al., No. 11 Civ. 3321 (JS), was filed in the U.S. District Court for the Eastern District of New York against certain current and former directors of the Company and a former officer of the Company.  The Company was named as a nominal defendant.  The complaint seeks damages against the individual defendants in an unspecified amount, and alleges that the individual defendants breached their fiduciary duties by making improper statements regarding the sufficiency of the Company’s allowance for loan losses and loan portfolio credit quality, and by failing to establish sufficient allowances for loan losses and to establish effective credit risk management policies.  On September 30, 2011, the Company and the current and former director defendants filed a motion to dismiss the complaint. On September 28, 2012, the court granted the motion to dismiss and granted the plaintiff leave to file an amended complaint.

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

The Company has been informed that the SEC's New York regional office is conducting an inquiry to determine whether there have been violations of the federal securities laws in connection with the Company's financial reporting. The SEC has not asserted that any federal securities law violation has occurred. The Company believes it is in compliance with all federal securities laws and believes it has cooperated fully with the SEC’s inquiry. Although the ultimate outcome of the inquiry cannot be ascertained at this time, based upon information that presently is available to it, the Company does not believe that the inquiry, when resolved, will have a material adverse effect on the Company’s results of operations or financial condition.

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

Safe Harbor Statement Pursuant to the Private Securities Litigation Reform Act of 1995
Certain statements contained in this discussion are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.These can include remarks about the Company, the banking industry, the economy in general, expectations of the business environment in which the Company operates, projections of future performance, and potential future credit experience. These remarks are based upon current management expectations, and may, therefore, involve risks and uncertainties that cannot be predicted or quantified and are beyond the Company’s control and are subject to a variety of uncertainties that could cause future results to vary materially from the Company’s historical performance, or from current expectations. These remarks may be identified by such forward-looking statements as “should,” “expect,” “believe,” “view,” “opportunity,” “allow,” “continues,” “reflects,” “typically,” “usually,” “anticipate,” or similar statements or variations of such terms. Factors that could affect the Company include particularly, but are not limited to: a failure by the Company to meet the deadlines under SEC rules for filing its periodic reports (or any permitted extension thereof); increased capital requirements mandated by the Company’s regulators; the Company’s ability to raise capital; changes in interest rates; increases or decreases in retail and commercial economic activity in the Company’s market area; variations in the ability and propensity of consumers and businesses to borrow, repay, or deposit money, or to use other banking and financial services; results of regulatory examinations; any failure by the Company to comply with our written agreement with the OCC (the “Agreement”) or the individual minimum capital ratios for the Bank established by the OCC; the cost of compliance with the Agreement; any failure by the Company to maintain effective internal controls over financial reporting; larger-than-expected losses from the sale of assets; potential litigation or regulatory action relating to the matters resulting in the Company’s failure to file on time its Quarterly Report on Form 10-Q for the quarters ended March 31, 2011, June 30, 2011, and September 30, 2011 or resulting from the revisions to earnings previously announced on April 12, 2011 or the restatement of its financial statements for the quarterly period ended September 30, 2010 and year ended December 31, 2010; and the potential that net charge-offs are higher than expected or for further increases in our provision for loan losses. Further, it could take the Company longer than anticipated to implement its strategic plans to increase revenue and manage non-interest expense, or it may not be possible to implement those plans at all. Finally, new and unanticipated legislation, regulation, or accounting standards may require the Company to change its practices in ways that materially change the results of operations. We have no obligation to update any forward-looking statements to reflect events or circumstances after the date of this document. For more information, see the risk factors described in the Company’s Annual Report on Form 10-K and other filings with the SEC.

Non-GAAP Disclosure
This discussion includes a non-GAAP financial measure of the Company’s tangible common equity ratio. A non-GAAP financial measure is a numerical measure of historical or future financial performance, financial position or cash flows that excludes or includes amounts that are required to be disclosed in the most directly comparable measure calculated and presented in accordance with generally accepted accounting principles in the United States (GAAP). The Company believes that these non-GAAP financial measures provide both management and investors a more complete understanding of the underlying operational results and trends and the Company’s marketplace performance. The presentation of this additional information is not meant to be considered in isolation or as a substitute for the numbers prepared in accordance with GAAP.

Executive Summary
Suffolk Bancorp (the “Company”) is a one-bank holding company engaged in the commercial banking business through the Suffolk County National Bank (the “Bank”), a full service commercial bank headquartered in Riverhead, New York and the Company’s wholly owned subsidiary. Organized in 1890, the Bank has 30 offices in Suffolk County, New York.

As of September 30, 2012, the Company, on a consolidated basis, had total assets of $1.6 billion, total deposits of $1.4 billion and stockholders’ equity of $155 million. The Company recorded a net loss of $9.2 million, or ($0.94) per diluted common share, for the third quarter of 2012, compared to net income of $3.1 million, or $0.32 per diluted common share, for the third quarter of 2011. The decline in third quarter 2012 earnings was principally due to the impact of an $11.1 million increase in the provision for loan losses resulting from the Company’s successful execution of a previously announced bulk sale of non-performing loans in September 2012.  The Company sold $51 million of loans at an aggregate price of 61% of book value resulting in a $19.6 million charge to the allowance for loan losses. Also contributing to the third quarter loss was an increase in total operating expenses of $3.0 million, largely the result of $2.5 million in non-recurring costs, and a reduction in net interest income of $2.9 million (16.7%).  Partially offsetting these factors was a 6.7% improvement in non-interest income in 2012.

The Company’s return on average assets and return on average common stockholders’ equity were (2.34%) and (25.40%), respectively, for the third quarter of 2012 and 0.77% and 8.96%, respectively, for the third quarter of 2011. The Company’s net interest margin decreased by 58 basis points to 4.09% for the third quarter of 2012 from 4.67% for the third quarter of 2011. The decrease in the net interest margin was due to the continued low level of interest rates, a shift in the Company’s balance sheet mix from loans into lower-yielding overnight interest-bearing deposits, due principally to ongoing loan workout activity, and the elevated level of non-accrual loans present throughout 2012. Generally, the Company’s net interest margin is impacted not only by the average balance and mix of the Company’s interest-earning assets and interest-bearing liabilities, but also by the level of market interest rates. These rates are significantly influenced by the actions of the Federal Open Market Committee of the Board of Governors of the Federal Reserve System (the “FOMC”) policy makers.

Financial Performance Summary
(dollars in thousands, except per share data)
As of or for the quarters and nine months ended September 30, 2012 and 2011

	Quarters ended September 30,				Nine Months ended September 30,
			Over/				Over/
			(under)				(under)
	2012	2011	2011		2012	2011	2011
Revenue (1)	$ 16,748	$ 19,415	(13.7%)		$ 50,490	$ 62,034	(18.6%)
Operating expenses	$ 17,884	$ 14,927	19.8%		$ 46,628	$ 43,730	6.6%
Provision for loan losses	$ 12,000	$ 900	1233.3%		$ 9,600	$ 24,088	(60.1%)
Net (loss) income	$ (9,161)	$ 3,072	N/M	(2)	$ (3,793)	$ (1,232)	207.9%
Net (loss) income per common share - diluted	$ (0.94)	$ 0.32	N/M	(2)	$ (0.39)	$ (0.13)	198.8%
Return on average assets	(2.34%)	0.77%	(311)	bp	(0.33%)	(0.10%)	(23)	bp
Return on average stockholders' equity	(25.40%)	8.96%	(3,436)	bp	(3.65%)	(1.22%)	(243)	bp
Tier 1 leverage ratio	9.74%	8.57%	117	bp	9.74%	8.57%	117	bp
Tier 1 risk-based capital ratio	16.90%	12.60%	430	bp	16.90%	12.60%	430	bp
Total risk-based capital ratio	18.17%	13.88%	429	bp	18.17%	13.88%	429	bp
Tangible common equity ratio (non-GAAP)	9.75%	9.06%	69	bp	9.75%	9.06%	69	bp

bp - denotes basis points; 100 bp equals 1%.
(1) Represents net interest income plus total non-interest income.
(2) N/M - denotes % variance not meaningful for statistical purposes.

The Company’s Tier 1 leverage ratio was 9.74% at September 30, 2012 versus 8.85% at December 31, 2011 and 8.57% at September 30, 2011.  The Company’s total risk-based capital ratio was 18.17% at September 30, 2012 versus 14.26% at December 31, 2011 and 13.88% at September 30, 2011. The Company’s tangible common equity ratio (non-GAAP financial measure) was 9.75% at September 30, 2012 versus 9.05% at December 31, 2011 and 9.06% at September 30, 2011. The Company completed a successful $25 million private placement of its common stock with several institutional investors and certain of the Company’s directors and officers in September 2012. The institutional investors purchased 1,783,000 shares of common stock at a price of $13.50 per share. Certain of the Company’s directors and officers purchased approximately $930,000 of stock at $16.44 per share.

Total non-accrual loans, excluding loans categorized as held-for-sale, decreased to $14 million or 1.87% of loans outstanding at September 30, 2012 versus $81 million or 8.33% of loans outstanding at December 31, 2011 and $92 million or 9.09% of loans outstanding at September 30, 2011. The Company was able to make significant progress this quarter in reducing levels of non-accrual loans with the completion of the $51 million bulk loan sale.

Total accruing loans delinquent 30 days or more amounted to 2.06% of loans outstanding at September 30, 2012 versus 3.56% of loans outstanding at December 31, 2011 and 2.32% of loans outstanding at September 30, 2011. Net loan charge-offs of $20.2 million, including $19.6 million related to loans transferred to held-for-sale and then sold during the quarter, were recorded in the third quarter of 2012 versus $8.4 million in the second quarter of 2012 (including $7.0 million related to loans transferred to held-for-sale and then sold during the quarter) and $7.1 million in the third quarter of 2011. The allowance for loan losses totaled $21.0 million at September 30, 2012, $40.0 million at December 31, 2011 and $43.7 million at September 30, 2011, representing 2.74%, 4.12% and 4.31% of total loans, respectively, at such dates. The allowance for loan losses as a percentage of non-accrual loans, excluding non-accrual loans categorized as held-for-sale, was 146%, 49% and 47% at September 30, 2012, December 31, 2011 and September 30, 2011, respectively.  The Company held OREO of $1.6 million at September 30, 2012 and $1.8 million at December 31, 2011 and September 30, 2011.

The Company’s core deposit franchise continues to be among the best in the region and performed very well in the third quarter of 2012. Core deposits, consisting of demand, N.O.W., savings and money market accounts, totaled $1.1 billion at September 30, 2012, December 31, 2011 and September 30, 2011. Core deposits represented 82%, 81% and 80% of total deposits at September 30, 2012, December 31, 2011 and September 30, 2011, respectively. Demand deposits increased by 9.2% to $574 million at September 30, 2012 versus $525 million at December 31, 2011 and by 10.5% from $520 million at September 30, 2011. Demand deposits represented 42% of total deposits at September 30, 2012, 40% at December 31, 2011 and 38% at September 30, 2011. The deposit product mix continues to be a primary strength of the Company, and resulted in a total cost of funds of approximately 26 basis points during the third quarter of 2012 versus 34 basis points in the comparable 2011 quarter.

With completion of the $51 million bulk loan sale and $25 million capital raise, the Company has strengthened its overall financial position. The management team has been working hard to put the people, systems and processes in place to position the Company for future growth. As we diversify our lending focus into a more balanced mix of products and begin moving west from the eastern end of Long Island, we believe there are many opportunities for us in attractive markets. By gradually redeploying our current cash position into higher-yielding, high quality loans and other interest-earning assets, and focusing our efforts on expense reductions going forward, management of the Company believes we can achieve improved financial results in future periods.

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

The Company’s market area experienced unprecedented damage due to Hurricane Sandy.  Although the extent of the damage and its impact on the Company cannot be determined at this time, the storm is expected to impair the ability of some borrowers to repay their loans and also adversely impact collateral values. As a result, the Company may experience increased levels of non-performing loans and loan losses which may negatively impact earnings.

Deferred Tax Assets and Liabilities – The Company recognizes deferred tax assets and liabilities. Deferred income taxes occur when income taxes are allocated over time and result from differences in the timing of a transaction under generally accepted accounting principles, and the computation for income tax return purposes. Examples include the future tax effects of temporary differences for such items as deferred compensation and the provision for loan losses. Estimates of net deferred tax assets are based upon evidence available to management that future realization is more likely than not. If management determines that the Company may be unable to realize all or part of its net deferred tax assets in the future, a direct charge to income tax expense may be required to reduce the recorded value of the net deferred tax asset to the amount that management expects to realize. During 2012, the Bank set up a state valuation allowance of $835 thousand to reflect management’s estimates of projected income and inability to utilize the state net operating loss carryforward.

Other-Than-Temporary Impairment (“OTTI”) of Investment Securities – Current guidance requires an entity to assess whether it intends to sell, or it is more likely than not that it will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis. If either of these criteria is met, the entire difference between amortized cost and fair value is recognized as impairment through earnings. For securities that do not meet the aforementioned criteria, the amount of impairment is split into two components as follows: 1) OTTI related to other factors, which is recognized in other comprehensive income and 2) OTTI related to credit loss, which must be recognized in the statement of income. The credit loss is defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis. The Company has not recorded any OTTI-related charges during the first nine months of 2012.

Material Changes in Financial Condition
Total assets of the Company were $1.6 billion at September 30, 2012. When compared to December 31, 2011, total assets increased by $85 million. This change primarily reflects increases in cash and cash equivalents and investment securities of $232 million and $28 million, respectively, partially offset by a decrease in net loans of $184 million. These movements largely reflect the shift in the Company’s balance sheet mix from loans into lower-yielding overnight interest-bearing deposits, primarily the result of loan workout activity. Net loans were $746 million at September 30, 2012 as compared to $930 million at December 31, 2011.

Total investment securities were $337 million at September 30, 2012 as compared to $309 million at December 31, 2011. The increase in the investment portfolio largely reflects purchases of U.S. Government agency, corporate and mortgage-backed securities of $12 million, $13 million and $36 million, respectively. These were partially offset by sales and prepayments of CMOs totaling $30 million.

At September 30, 2012, total deposits were $1.4 billion, an increase of $61 million when compared to December 31, 2011, primarily due to growth in core deposit balances which consist of demand, N.O.W., savings and money market accounts. Core deposit balances increased by $68 million including an increase of $49 million in demand deposits. Core deposit balances represented approximately 82% and 81% of total deposits at September 30, 2012 and December 31, 2011, respectively. The Company had no short-term borrowed funds outstanding at either September 30, 2012 or at year end 2011.

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

Stockholders’ equity is a noninterest-bearing source of funds that can provide support for asset growth. Stockholders’ equity was $155 million at September 30, 2012 compared to $137 million at December 31, 2011. The $18 million increase for the first nine months of 2012 is primarily due to the $23 million in net proceeds from the Company’s third quarter private placement offering partially offset by the net loss of $4 million recorded in the third quarter 2012.

The Company’s tangible common equity ratio was 9.75% at September 30, 2012 compared to 9.05% at December 31, 2011 and 9.06% at September 30, 2011. The ratio of tangible common equity to tangible assets, or TCE ratio, is calculated by dividing total common stockholders’ equity by total assets, after reducing both amounts by intangible assets. The TCE ratio is not required by GAAP or by applicable bank regulatory requirements, but is a metric used by management to evaluate the adequacy of our capital levels. Since there is no authoritative requirement to calculate the TCE ratio, our TCE ratio is not necessarily comparable to similar capital measures disclosed or used by other companies in the financial services industry. Tangible common equity and tangible assets are non-GAAP financial measures and should be considered in addition to, not as a substitute for or superior to, financial measures determined in accordance with GAAP or as required by bank regulatory agencies. Set forth below are the reconciliations of tangible common equity to GAAP total common stockholders’ equity and tangible assets to GAAP total assets at September 30, 2012 (in thousands):

Total stockholders' equity	$155,280	Total assets	$1,569,105
Less: intangible assets	(2,537)	Less: intangible assets	(2,537)
Tangible common equity	$152,743	Tangible assets	$1,566,568

The following table details the Bank’s regulatory capital amounts and ratios (dollars in thousands):

			Minimum		Minimum to be "Well
			for capital		Capitalized" under prompt
	Actual capital ratios		adequacy		corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2012
Total Capital (to risk-weighted assets)	$159,963	18.11%	$70,664	8.00%	$88,330	10.00%
Tier 1 Capital (to risk-weighted assets)	148,795	16.85%	35,332	4.00%	52,998	6.00%
Tier 1 Capital (to average assets)	148,795	9.65%	61,656	4.00%	77,070	5.00%
As of December 31, 2011
Total Capital (to risk-weighted assets)	$146,990	14.21%	$82,756	8.00%	$103,445	10.00%
Tier 1 Capital (to risk-weighted assets)	133,716	12.93%	41,378	4.00%	62,067	6.00%
Tier 1 Capital (to average assets)	133,716	8.81%	60,726	4.00%	75,907	5.00%

The Bank is subject to individual minimum capital ratios (“IMCR’s”) established by the OCC requiring Tier 1 leverage capital equal to at least 8.00% of adjusted total assets; Tier 1 risk-based capital equal to at least 10.50% of risk-weighted assets; and total risk-based capital equal to at least 12.00% of risk-weighted assets. At September 30, 2012, management believes the Bank met all of the IMCR’s.

At September 30, 2012 the Company’s Tier 1 leverage ratio was 9.74%. The Company’s Tier 1 risk-based capital and total risk-based capital ratios were 16.90% and 18.17%, respectively, at the same reported period. At September 30, 2012, management believes the Company’s capital ratios exceed current regulatory minimum guidelines.

Off-Balance Sheet Arrangements
The Bank is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby and documentary letters of credit. Those instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated financial statements. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management’s credit evaluation of the customer. Collateral required varies, but may include accounts receivable, inventory, equipment, real estate and income-producing commercial properties. At September 30, 2012 and December 31, 2011, commitments to originate loans and commitments under unused lines of credit for which the Bank is obligated amounted to approximately $144 million and $118 million, respectively.

Letters of credit are conditional commitments guaranteeing payments of drafts in accordance with the terms of the letter of credit agreements. Commercial letters of credit are used primarily to facilitate trade or commerce and are also issued to support public and private borrowing arrangements, bond financing and similar transactions. Collateral may be required to support letters of credit based upon management’s evaluation of the creditworthiness of each customer. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Most letters of credit expire within one year. At September 30, 2012 and December 31, 2011, letters of credit outstanding were approximately $19 million and $20 million, respectively.

The Company has a liability of $255,000 for unfunded commitments at September 30, 2012.

Results of Operations
Net (Loss) Income – The Company recorded a net loss of $9.2 million, or ($0.94) per diluted common share for the third quarter of 2012 compared to net income of $3.1 million, or $0.32 per diluted common share for the third quarter of 2011. For the nine month periods, the Company recorded a net loss of $3.8 million, or ($0.39) per diluted common share in 2012 compared to a net loss of $1.2 million, or ($0.13) per diluted common share in 2011.

Net Interest Income - As shown in the net interest income analysis table below for the three months ended September 30, 2012 and 2011, net interest income decreased 16.7% to $14.2 million as the Company’s net interest margin declined to 4.09% during the third quarter of 2012 from 4.67% a year ago. The lower net interest margin primarily resulted from a 66 basis point reduction in the Company’s yield on average total interest-earning assets to 4.33% in 2012, partially offset by an 11 basis point reduction in the cost of average total interest-bearing liabilities to 0.44% in 2012.

The second table below presents the net interest income analysis for the nine months ended September 30, 2012 and 2011. Net interest income decreased 18.8% to $43.2 million as the Company’s net interest margin contracted by 62 basis points to 4.24% during the first nine months of 2012 from 4.86% a year ago. The decreased net interest margin primarily resulted from a 78 basis point reduction in the Company’s yield on average total interest-earning assets to 4.50% in 2012, partially offset by a 22 basis point reduction in the cost of average total interest-bearing liabilities to 0.48% in 2012.

The reduction in the net interest margin reflects the continued low level of interest rates, a shift in the Company’s balance sheet mix from loans into lower-yielding overnight interest-bearing deposits, due principally to ongoing loan workout activity, and the elevated level of non-accrual loans present throughout 2012.

NET INTEREST INCOME ANALYSIS
For the Three Months Ended September 30, 2012 and 2011
(dollars in thousands)

	2012			2011
	Average		Average	Average		Average
	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost
Assets:
Interest-earning assets:
Investment securities (1)	$323,630	$3,807	4.68%	$327,175	$3,803	4.61%
Federal Home Loan Bank and other stock	2,368	28	4.70	2,538	17	2.66
Federal funds sold and interest-bearing deposits	304,412	168	0.22	146,254	79	0.21
Loans	824,148	11,825	5.71	1,035,628	15,100	5.78
Total interest-earning assets	1,454,558	$15,828	4.33%	1,511,595	$18,999	4.99%
Non-interest-earning assets	105,311			61,163
Total Assets	$1,559,869			$1,572,758

Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
Savings deposits	$551,566	$286	0.21%	$587,759	$435	0.29%
Time deposits	253,770	601	0.94	284,378	778	1.09
Total savings and time deposits	805,336	887	0.44	872,137	1,213	0.55
Borrowings	-	-	-	289	1	1.37
Total interest-bearing liabilities	805,336	887	0.44	872,426	1,214	0.55
Demand deposits	576,825			530,217
Other liabilities	34,228			34,091
Total Liabilities	1,416,389			1,436,734
Stockholders' Equity	143,480			136,024
Total Liabilities and Stockholders' Equity	$1,559,869			$1,572,758
Net interest rate spread			3.89%			4.43%
Net interest income/margin		14,941	4.09%		17,785	4.67%
Less tax-equivalent basis adjustment		(787)			(802)
Net interest income		$14,154			$16,983

(1) Interest on securities includes the effects of tax-equivalent basis adjustments of $787 and $802 in 2012 and 2011, respectively.

NET INTEREST INCOME ANALYSIS
For the Nine Months Ended September 30, 2012 and 2011
(dollars in thousands)

	2012			2011
	Average		Average	Average		Average
	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost
Assets:
Interest-earning assets:
Investment securities (1)	$314,031	$10,885	4.63%	$375,415	$13,097	4.66%
Federal Home Loan Bank and other stock	2,436	91	4.99	3,707	161	5.81
Federal funds sold and interest-bearing deposits	225,123	382	0.23	86,723	140	0.22
Loans	896,655	37,146	5.53	1,076,457	47,488	5.90
Total interest-earning assets	1,438,245	$48,504	4.50%	1,542,302	$60,886	5.28%
Non-interest-earning assets	93,528			67,205
Total Assets	$1,531,773			$1,609,507

Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
Savings deposits	$547,238	$906	0.22%	$608,396	$1,618	0.36%
Time deposits	258,145	1,984	1.03	292,843	2,561	1.17
Total savings and time deposits	805,383	2,890	0.48	901,239	4,179	0.62
Borrowings	77	-	-	27,101	655	3.23
Total interest-bearing liabilities	805,460	2,890	0.48	928,340	4,834	0.70
Demand deposits	544,871			513,418
Other liabilities	42,665			32,790
Total Liabilities	1,392,996			1,474,548
Stockholders' Equity	138,777			134,959
Total Liabilities and Stockholders' Equity	$1,531,773			$1,609,507
Net interest rate spread			4.03%			4.58%
Net interest income/margin		45,614	4.24%		56,052	4.86%
Less tax-equivalent basis adjustment		(2,374)			(2,774)
Net interest income		$43,240			$53,278

(1) Interest on securities includes the effects of tax-equivalent basis adjustments of $2,374 and $2,774 in 2012 and 2011, respectively.

Provision for Loan Losses – Provisions for loan losses of $12.0 million and $9.6 million were recorded in the third quarter of 2012 and for the nine months ended September 30, 2012, respectively. The third quarter 2012 amount represents an increase of $11.1 million from the third quarter of 2011, largely reflecting the Company’s successful execution of a previously announced bulk sale of $51 million in non-performing loans in September 2012 at an aggregate price of 61% of book value resulting in a $19.6 million charge to the allowance for loan losses. The year to date 2012 amount represents a decrease of $14.5 million from the same period last year and largely resulted from a significant reduction in the level of criticized and classified assets in 2012 coupled with continued positive results from ongoing workout and non-performing asset disposition activities.

The adequacy of the provision and the resulting allowance for loan losses, which decreased by $19 million from December 31, 2011 to $21 million at September 30, 2012, is determined by management’s ongoing review of the loan portfolio, including identification and review of individual problem situations that may affect a borrower’s ability to repay, delinquency and non-performing loan data including the current status of criticized and classified loans, collateral values and changes in the size and mix of the loan portfolio. (See also Critical Accounting Policies, Judgments and Estimates contained herein.)

Non-Interest Income – Non-interest income for the three and nine month periods ended September 30, 2012 was $2.6 million and $7.3 million, respectively, as compared to $2.4 million and $8.8 million, respectively for the same periods in 2011.

The $162 thousand or 6.7% improvement in non-interest income in the third quarter of 2012 versus 2011 was due to increases in deposit service charges, fiduciary fees and gains on the sale of residential mortgage loans, partially offset by losses of $162 thousand incurred on the sale of two private label CMOs in 2012.

For the nine months ended September 30, 2012, the $1.5 million or 17.2% reduction in non-interest income as compared to the same period in the prior year resulted largely from $1.6 million in net gains on the sale of securities available for sale recorded in 2011. Somewhat offsetting this reduction was a 42.4% increase in other operating income largely due to gains on the sale of residential mortgage loans in 2012. The components of non-interest income are shown in the table below:

Non-Interest Income
(dollars in thousands)
For the quarters and nine months ended September 30, 2012 and 2011

	Quarters ended September 30,			Nine months ended September 30,
			Over/			Over/
			(under)			(under)
	2012	2011	2011	2012	2011	2011
Service charges on deposit accounts	$ 1,022	$ 953	7.2%	$ 2,972	$ 2,964	0.3%
Other service charges, commissions & fees	927	988	(6.2)	2,523	2,631	(4.1)
Fiduciary fees	266	213	24.9	675	644	4.8
Net (loss) gain on sale of securities available for sale	(162)	-	N/M (1)	(162)	1,645	N/M (1)
Other operating income	541	278	94.6	1,242	872	42.4
Total non-interest income	$ 2,594	$ 2,432	6.7%	$ 7,250	$ 8,756	(17.2)%

(1) N/M - denotes % variance not meaningful for statistical purposes.

Operating Expenses – Total operating expenses increased to $17.9 million and $46.6 million for the three and nine month periods, respectively, ended September 30, 2012 from $14.9 million and $43.7 million, respectively, for the same periods in 2011. The increase in total operating expenses for the third quarter of 2012 versus the comparable 2011 period resulted primarily from higher levels of employee compensation and benefits expense (up $1.3 million or 16.5%), OREO expense (up $599 thousand) and other operating expenses (up $1.3 million or 48.2%). The increase in employee compensation costs resulted from growth in staff in critical areas of the Company to position it for future growth. Higher pension and medical expenses also contributed to this increase. OREO expense increased primarily as the result of a $600 thousand write-down of a commercial property in 2012. The Company is in contract to sell this property at its current carrying value. Other operating expenses increased principally due to $1.9 million in one-time fees, principally past due real estate taxes and other expenses associated with non-performing loans sold in the third quarter of 2012. Partially offsetting these increases were reductions in outside services expense and FDIC assessment costs in 2012.

The 6.6% increase in total operating expenses for the nine months ended September 30, 2012 versus the comparable 2011 period resulted primarily from higher levels of employee compensation and benefits and other operating expenses, partially offset by decreases in outside services expense, FDIC assessment costs and prepayment fees on borrowings. The reduction in 2012 FDIC assessment expenses was due to a new assessment base/calculation that has reduced costs for community banks and deposit growth assumptions included in the FDIC’s original prepaid assessment estimate that have not been realized by the Company. In addition, 2011 total operating expenses included a non-recurring $1.0 million pre-payment fee incurred on the termination of an FHLB borrowing. The components of operating expenses are shown in the table below:

Operating Expenses
(dollars in thousands)
For the quarters and nine months ended September 30, 2012 and 2011

	Quarters ended September 30,			Nine months ended September 30,
			Over/			Over/
			(under)			(under)
	2012	2011	2011	2012	2011	2011
Employee compensation and benefits	$ 9,486	$ 8,141	16.5%	$ 26,945	$ 23,458	14.9%
Net occupancy expense	1,480	1,435	3.1	4,210	4,391	(4.1)
Equipment expense	509	506	0.6	1,512	1,451	4.2
Outside services	1,145	1,425	(19.6)	3,338	3,713	(10.1)
FDIC assessments	508	555	(8.5)	1,056	2,541	(58.4)
OREO expense	781	182	329.1	840	293	186.7
Prepayment fee on borrowing	-	-	-	-	1,028	(100.0)
Other operating expenses	3,975	2,683	48.2	8,727	6,855	27.3
Total operating expenses	$ 17,884	$ 14,927	19.8%	$ 46,628	$ 43,730	6.6%

Asset Quality
Total non-accrual loans, excluding loans categorized as held-for-sale, decreased to $14 million or 1.87% of loans outstanding at September 30, 2012 versus $81 million or 8.33% of loans outstanding at December 31, 2011 and $92 million or 9.09% of loans outstanding at September 30, 2011. The Company was able to make significant progress this quarter in reducing levels of non-accrual loans with the completion of the $51 million bulk loan sale previously noted.

Total accruing loans delinquent 30 days or more amounted to 2.06% of loans outstanding at September 30, 2012 versus 3.56% of loans outstanding at December 31, 2011 and 2.32% of loans outstanding at September 30, 2011. Net loan charge-offs of $20.2 million, including $19.6 million related to loans transferred to held-for-sale and then sold during the quarter, were recorded in the third quarter of 2012 versus $8.4 million in the second quarter of 2012 (including $7.0 million related to loans transferred to held-for-sale and then sold during the quarter) and $7.1 million in the third quarter of 2011. The allowance for loan losses totaled $21.0 million at September 30, 2012, $40.0 million at December 31, 2011 and $43.7 million at September 30, 2011, representing 2.74%, 4.12% and 4.31% of total loans, respectively, at such dates. The allowance for loan losses as a percentage of non-accrual loans, excluding non-accrual loans categorized as held-for-sale, was 146%, 49% and 47% at September 30, 2012, December 31, 2011 and September 30, 2011, respectively.  The Company held OREO of $1.6 million at September 30, 2012 and $1.8 million at December 31, 2011 and September 30, 2011.

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

The following table presents information regarding non-performing assets and the allowance for loan losses:

ANALYSIS OF NON-PERFORMING ASSETS
AND THE ALLOWANCE FOR LOAN LOSSES
September 30, 2012 versus December 31, 2011 and September 30, 2011
(dollars in thousands)

NON-PERFORMING ASSETS BY TYPE:
	At
	9/30/2012	12/31/2011	9/30/2011
Non-accrual Loans	$14,356	$80,760	$92,070
Non-accrual Loans Held-for-Sale	7,000	-	-
Loans 90 Days or More Past Due and Still Accruing	-	-	-
OREO	1,572	1,800	1,800
Total Non-performing Assets	$22,928	$82,560	$93,870

Gross Loans Outstanding	$766,569	$969,654	$1,012,888
Total Loans Held-for-Sale	$7,000	$-	$-

ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES:
	Quarter Ended
	9/30/2012	12/31/2011	9/30/2011
Beginning Balance	$29,227	$43,693	$49,911
Provision	12,000	800	900
Reclass to allowance for contingent liabilities	-	-	(50)
Charge-offs	(21,338)	(5,217)	(7,467)
Recoveries	1,132	682	399
Ending Balance	$21,021	$39,958	$43,693

KEY RATIOS:
	At
	9/30/2012	12/31/2011	9/30/2011
Allowance as a % of Total Loans (1)	2.7%	4.1%	4.3%

Non-accrual Loans as a % of Total Loans (1)	1.9%	8.3%	9.1%

Non-performing Assets as a % of Total Loans, Loans Held-for-Sale and OREO	3.0%	8.5%	9.3%

Allowance for Loan Losses as a % of Non-accrual Loans (1)	146%	49%	47%

Allowance for Loan Losses as a % of Non-accrual Loans and Loans 90 days or More Past Due and Still Accruing (1)	146%	49%	47%

(1) Excludes loans held-for-sale.

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

Item 4 - Controls and Procedures

The Company's Chief Executive Officer and Chief Financial Officer (collectively, the "Certifying Officers") evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) of the Securities Exchange Act of 1934) as of September 30, 2012 in connection with the filing of the Form 10-Q for that period.

The Certifying Officers evaluated the effectiveness of disclosure controls and procedures as of September 30, 2012. Based on that evaluation, and in light of material weaknesses in internal control over financial reporting that existed throughout this quarter as described below, management concluded that the Company’s disclosure and procedures were not effective as of September 30, 2012.

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

The Company has not determined the impact of the remediation steps at the time of filing of this report.

PART II

Item 1 - Legal Proceedings

On July 11, 2011 a shareholder derivative action, Robert J. Levy v. J. Gordon Huszagh, et al., No. 11 Civ. 3321 (JS), was filed in the U.S. District Court for the Eastern District of New York against certain current and former directors of the Company and a former officer of the Company.  The Company was named as a nominal defendant.  The complaint seeks damages against the individual defendants in an unspecified amount, and alleges that the individual defendants breached their fiduciary duties by making improper statements regarding the sufficiency of the Company’s allowance for loan losses and loan portfolio credit quality, and by failing to establish sufficient allowances for loan losses and to establish effective credit risk management policies.  On September 30, 2011, the Company and the current and former director defendants filed a motion to dismiss the complaint. On September 28, 2012, the court granted the motion to dismiss and granted the plaintiff leave to file an amended complaint.

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

The Company has been informed that the SEC's New York regional office is conducting an inquiry to determine whether there have been violations of the federal securities laws in connection with the Company's financial reporting. The SEC has not asserted that any federal securities law violation has occurred. The Company believes it is in compliance with all federal securities laws and believes it has cooperated fully with the SEC’s inquiry. Although the ultimate outcome of the inquiry cannot be ascertained at this time, based upon information that presently is available to it, the Company does not believe that the inquiry, when resolved, will have a material adverse effect on the Company’s results of operations or financial condition.

Item 1A - Risk Factors

There are no material changes from any of the risk factors previously disclosed in the Company’s 2011 Form 10-K in response to Part I, Item 1A, except as follows:

An increase in the Company’s allowance for loan losses would negatively impact capital levels and could make it difficult to maintain the capital levels directed by the OCC.

The Bank is subject to individual minimum capital ratios (“IMCR’s”) established by the OCC requiring Tier 1 leverage capital equal to at least 8.00% of adjusted total assets; Tier 1 risk-based capital equal to at least 10.50% of risk-weighted assets; and total risk-based capital equal to at least 12.00% of risk-weighted assets. The Bank met all three IMCR’s at September 30, 2012: Tier 1 capital was 9.65% of adjusted total assets, Tier 1 risk-based capital was 16.85% of risk-weighted assets, and total risk-based capital was 18.11% of risk-weighted assets. Further increases to the Company’s allowance for loan losses, however, would negatively impact the Bank’s capital levels and could make it difficult to maintain the capital levels directed by the OCC. If the Bank fails to maintain the required capital levels, it could be subject to further regulatory enforcement actions.

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

At September 30, 2012, we had goodwill totaling $814,000. Goodwill is reviewed for impairment at least annually or more frequently if events or changes in circumstances indicate that the carrying value may not be recoverable. Given the current economic environment, we could be required to evaluate the recoverability of goodwill prior to our normal annual assessment if we experience disruption in our business and/or sustained market capitalization declines. These types of events and the resulting analyses could result in goodwill impairment charges in the future. These non-cash impairment charges could adversely affect our results of operations or financial condition in future periods.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

As previously disclosed on a Current Report on Form 8-K filed with the SEC on September 20, 2012, on September 19, 2012, the Company sold an aggregate of 1,783,000 shares of common stock to institutional investors at a price of $13.50 per share for aggregate gross proceeds of approximately $24 million.  On September 24, 2012, the Company also sold an aggregate of 56,533 shares of common stock to certain of its directors and officers at a price of $16.44 per share for aggregate gross proceeds of approximately $900,000.  Both sales were effected in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

Item 3 – Defaults upon Senior Securities

None

Item 4 – Mine Safety Disclosures

None

Item 5 – Other Information

None

Item 6 - Exhibits
10.1

Form of Securities Purchase Agreement, dated as of September 18, 2012, by and between Suffolk Bancorp and the investor signatory thereto (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 20, 2012 and incorporated herein by reference)

10.2
Form of Loan Purchase Agreement, dated as of September 19, 2012, by and between The Suffolk County National Bank of Riverhead and the purchaser signatory thereto (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on September 20, 2012 and incorporated herein by reference)

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

SUFFOLK BANCORP

Date: November 8, 2012	/s/ Howard C. Bluver
Howard C. Bluver
President & Chief Executive Officer

Date: November 8, 2012	/s/ Brian K. Finneran
Brian K. Finneran
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
10.1
Form of Securities Purchase Agreement, dated as of September 18, 2012, by and between Suffolk Bancorp and the investor signatory thereto (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 20, 2012 and incorporated herein by reference)

10.2
Form of Loan Purchase Agreement, dated as of September 19, 2012, by and between The Suffolk County National Bank of Riverhead and the purchaser signatory thereto (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on September 20, 2012 and incorporated herein by reference)

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