Form 10-K
period 2012-12-31
SUFFOLK BANCORP
filed 2013-03-11
CIK 754673

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☒	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2012

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

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐    Smaller Reporting Company  ☐

Indicate by check mark whether the Registrant is a shell company.    YES  ☐    NO  ☒

The aggregate market value of the common equity held by non-affiliates of the Registrant as of the last business day of the Registrant’s most recently completed second fiscal quarter was $123 million.

11,566,347 SHARES OF COMMON STOCK OUTSTANDING AS OF FEBRUARY 28, 2013

SUFFOLK BANCORP
Annual Report on Form 10-K
For the Year Ended December 31, 2012

Documents Incorporated by Reference

Portions of the definitive proxy statement to be used in connection with the Annual Meeting of Stockholders and which is expected to be filed with the Securities and Exchange Commission (“SEC”) within 120 days from December 31, 2012 are incorporated by reference into Part III.

PART I

ITEM 1.	BUSINESS

Suffolk Bancorp (the “Company”) was incorporated in 1985 as a bank holding company. The Company currently owns all of the outstanding capital stock of the Suffolk County National Bank of Riverhead (the “Bank”). The Bank was organized under the national banking laws of the United States in 1890. The Bank is a member of the Federal Reserve System and its deposits are insured by the Federal Deposit Insurance Corporation (the “FDIC”) to the extent provided by law. In 1994, the Company acquired all the outstanding capital stock of Hamptons Bancshares, Inc. and merged it into a subsidiary. The income of the Company is primarily derived through the operations of the Bank and its subsidiaries, consisting of the real estate investment trust (the “REIT”) Suffolk Greenway, Inc., an insurance agency and two corporations used to acquire foreclosed real estate. The insurance agency and the two corporations used to acquire foreclosed real estate are immaterial to the Company’s operations. The Company had 373 full-time equivalent employees as of December 31, 2012.

The Bank is a full-service bank serving the needs of its local residents through 30 branches in Suffolk County, New York and a loan production office in Melville, New York. Most of the Bank’s business is devoted to serving those residing in the immediate area of the Bank’s offices. Among the services offered by the Bank are checking accounts, savings accounts, time and savings certificates, money market accounts, N.O.W. accounts, holiday club accounts, and individual retirement accounts; secured and unsecured loans, including commercial loans to individuals, partnerships, and corporations, agricultural loans to farmers, installment loans to finance small businesses and automobiles; home equity and real estate mortgage loans; safe deposit boxes; trust and estate services; the sale of mutual funds and annuities; and the maintenance of a master pension plan for self-employed individuals’ participation. The Company’s chief competition includes local banks within its service area, as well as New York City money center banks and regional banks.

At December 31, 2012, the Company, on a consolidated basis, had total assets of approximately $1.6 billion, total deposits of approximately $1.4 billion, and stockholders’ equity of approximately $164 million.

Unless the context otherwise requires, references herein to the Company include the Company and the Bank on a consolidated basis.

Business Segment Reporting

The Bank is a community bank, which offers a wide array of products and services to its customers. Pursuant to its banking strategy, emphasis is placed on building relationships with its customers, as opposed to building specific lines of business. As a result, at December 31, 2012 and 2011, the Company was not organized around discernible lines of business and prefers to work as an integrated unit to customize solutions for its customers, with business line emphasis and product offerings changing over time as needs and demands change.

Available Information

The Company files Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statements on Schedule 14A, and any amendments to those reports, with the United States Securities and Exchange Commission (the “SEC”). The public may read and copy any of these materials at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800- SEC-0330 (1-800-732-0330). The SEC also maintains an Internet site (http://www.sec.gov) that contains reports, proxy, and information statements, and other information regarding issuers, including the Company, that file electronically with the SEC. The Company also makes these reports available free of charge through its Internet website (http://www.suffolkbancorp.com) as soon as practicably possible after the Company files these reports electronically with the SEC.

Supervision and Regulation

References in this section to applicable statutes and regulations are brief summaries only, and do not purport to be complete. The reader should consult such statutes and regulations themselves for a full understanding of the details of their operation.

As a consequence of the extensive regulation of commercial banking activities in the United States, the business of the Company and the Bank is particularly susceptible to federal and state legislation that may affect the cost of doing business, modifying permissible activities, or enhancing the competitive position of other financial institutions.

The Company is a bank holding company registered under the Bank Holding Company Act (“BHC”Act) and is subject to supervision and regulation by the Federal Reserve Board. Federal laws subject bank holding companies to particular restrictions on the types of activities in which they may engage, and to a range of supervisory requirements and activities, including regulatory enforcement actions for violation of laws and policies.

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

Safe and Sound Banking Practices

Bank holding companies are not permitted to engage in unsafe and unsound banking practices. The Federal Reserve Board may order a bank holding company to terminate an activity or control of a nonbank subsidiary if such activity or control constitutes a significant risk to the financial safety, soundness, or stability of a subsidiary bank and is inconsistent with sound banking principles. Regulation Y also requires a holding company to give the Federal Reserve Board prior notice of any redemption or repurchase of its own equity securities, if the consideration to be paid, together with the consideration paid for any repurchases or redemptions in the preceding year, is equal to 10% or more of the company’s consolidated net worth.

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

Annual Reporting and Examinations

The Company is required to file an annual report with the Federal Reserve Board, and such additional information as the Federal Reserve Board may require pursuant to the BHC Act. The Federal Reserve Board may examine a bank holding company or any of its subsidiaries, and charge the company for the cost of such an examination. The Company is also subject to reporting and disclosure requirements under state and federal securities laws.

Imposition of Liability for Undercapitalized Subsidiaries

The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) required each federal banking agency to revise its risk-based capital standards to ensure that those standards take adequate account of interest rate risk, concentration of credit risk, and the risks of nontraditional activities, as well as reflect the actual performance and expected risk of loss on multifamily mortgages. In accordance with the law, each federal banking agency has specified, by regulation, the levels at which an insured institution would be considered “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized.” As of December 31, 2012, the Bank exceeded the capital levels required in order to be deemed “well capitalized.”

FDICIA requires bank regulators to take “prompt corrective action” to resolve problems associated with insured depository institutions. In the event an institution becomes “undercapitalized,” it must submit a capital restoration plan. If an institution becomes “significantly undercapitalized” or “critically undercapitalized,” additional and significant limitations are placed on the institution. The capital restoration plan of an undercapitalized institution will not be accepted by the regulators unless each company “having control of” the undercapitalized institution “guarantees” the subsidiary’s compliance with the capital restoration plan until it becomes “adequately capitalized.” The Company has control of the Bank for the purpose of this statute.

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

Interstate Acquisitions

Under the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994, bank holding companies may acquire banks in any state subject to limited restrictions including bank age and deposit concentration limits, notwithstanding contrary state law. All banks owned in common by a bank holding company may act as agents for one another. An agent bank may receive deposits, renew time deposits, accept payments, and close and service loans for its principal bank and not be considered to be a branch of the principal banks.

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

Restrictions on Transactions with Affiliates

Section 23A of the Federal Reserve Act imposes quantitative and qualitative limits on transactions between a bank and any affiliate, and requires certain levels of collateral for such loans. It also limits the amount of advances to third parties which are collateralized by the securities or obligations of the Company. Section 23B requires that certain transactions between the Bank and its affiliates must be on terms substantially the same, or at least as favorable, as those prevailing at the time for comparable transactions with or involving other nonaffiliated companies. In the absence of such comparable transactions, any transaction between the Bank and its affiliates must be on terms and under circumstances, including credit standards, which in good faith would be offered to or would apply to nonaffiliated companies.

Examinations

The OCC regularly examines the Bank and records of the Bank. The FDIC may also periodically examine and evaluate insured banks. In addition, the Federal Reserve Board regularly examines the Company and records of the Company.

Standards for Safety and Soundness

As part of the FDICIA’s efforts to promote the safety and soundness of depository institutions and their holding companies, appropriate federal banking regulators are required to have in place regulations specifying operational and management standards (addressing internal controls, loan documentation, credit underwriting, and interest rate risk), asset quality, and earnings. In addition, the Federal Reserve Board, the OCC, and the FDIC have extensive authority to police unsafe or unsound practices and violations of applicable laws and regulations by depository institutions and their holding companies. For example, the FDIC may terminate the deposit insurance of any institution that it determines has engaged in an unsafe or unsound practice. The agencies can also assess civil money penalties of up to $1 million per day, issue cease-and-desist or removal orders, seek injunctions, and publicly disclose such actions.

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

A national bank also may engage, subject to limitations on investment, in activities that are financial in nature, other than insurance underwriting, merchant banking, real estate development, and real estate investment, through a financial subsidiary of the bank, if the bank is “well capitalized,” “well managed,” and has at least a “satisfactory” CRA rating. Subsidiary banks of a FHC or national bank with financial subsidiaries must continue to be well capitalized and well managed in order to continue to engage in such activities without regulatory actions or restrictions, which could include divestiture of the financial subsidiary or subsidiaries. In addition, a FHC or a bank may not acquire a company that is engaged in such activities unless each of the subsidiary banks of the FHC or the bank has at least a “satisfactory” rating. At December 31, 2012, the Bank’s CRA rating was “outstanding.”

Provisions of the Gramm-Leach-Bliley Act regarding customer privacy generally prohibit disclosure of customer information to nonaffiliated third parties unless the customer has been given the opportunity to object, and has not objected, to such disclosure. Financial institutions are also required to disclose their privacy policies to customers annually and may be required to comply with provisions of applicable state law if such provisions are more protective of customer privacy than those contained in the Gramm-Leach-Bliley Act.

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

EESA includes a federal program to purchase troubled mortgages and financial instruments from financial institutions, which is referred to as the Troubled Asset Relief Program (“TARP”). EESA also includes provisions that place limits on executive pay practices by institutions participating in the TARP, measures to facilitate acquisitions of financial institutions with troubled assets without government assistance, temporary enhancements to the federal deposit insurance program, enhanced tax benefits for losses incurred in the sale of certain assets, possible relief from fair value accounting, and an acceleration of the date on which the Board of Governors of the Federal Reserve System can pay interest to banks on reserves on deposit with the Federal Reserve Bank (the “FRB”). The Bank maintains funds on deposit at the FRB and has received interest on these deposits since October 9, 2008. EESA immediately raised the FDIC insurance limit from $100 thousand to $250 thousand, which increase was made permanent by the Dodd-Frank Wall Street Reform and Consumer Protection Act. The Secretary utilized his authority under the TARP to invest in preferred stocks of financial institutions under a Capital Purchase Program (“CPP”). Under the CPP, the Company was eligible to submit an application for between $12.3 million and $36.1 million. The Company chose not to submit an application for any TARP funds.

EESA also provides that gains or losses from the sale or exchange of Fannie Mae and Freddie Mac preferred stocks by an applicable institution (which includes banks, thrifts and their holding companies) shall be treated as ordinary gains or losses. Previously, these gains or losses were treated as capital gains or losses. This provision allows applicable institutions to deduct losses realized on the sale of the preferred stocks of Fannie Mae and Freddie Mac. Prior to the passage of the Act, the tax deductibility of these losses for us was limited to offset capital gains. Due to the provisions of the tax code, the Company has a limited ability to realize capital gains other than from the sale of its facilities. The Company does not hold any preferred stock of either Fannie Mae or Freddie Mac.

The FDIC adopted the Temporary Liquidity Guarantee Program (the “TLGP”) to free up credit markets and maintain confidence in uninsured transaction accounts. The FDIC guaranteed through June 30, 2012 senior unsecured debt issued between October 14, 2008 and October 31, 2009. The annualized guarantee fee was a 75 basis point charge of the debt issued. All FDIC-insured institutions were eligible for the program, except “troubled” institutions and a small number of grandfathered savings and loan holding companies with commercial owners. The Company did not participate in the TLGP.

The FDIC also provided full insurance coverage for non-interest bearing transaction accounts and NOW accounts with interest rates no higher than 50 basis points at insured institutions through December 31, 2009 under the Transaction Account Guarantee Program (the “TAGP”). The cost was a 10 basis point annualized charge on amounts in excess of $250 thousand. The Bank opted to participate in the TAGP. The TAGP was subsequently extended through December 31, 2012. The extension increased the rate institutions paid to 15 basis points, 20 basis points or 25 basis points, depending on the risk category assigned to the institution under the FDIC’s risk-based premium system. The TAGP expired January 1, 2013.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), signed into law on July 21, 2011, makes extensive changes to the laws regulating financial services firms. The Dodd-Frank Act also requires significant rulemaking and mandates multiple studies which could result in additional legislative or regulatory action. Under the Dodd-Frank Act federal banking regulatory agencies are required to draft and implement enhanced supervision, examination and capital standards for depository institutions and their holding companies. The enhanced requirements include, among other things, changes to capital, leverage and liquidity standards and numerous other requirements. The Dodd-Frank Act authorizes various new assessments and fees, expands supervision and oversight authority over non-bank subsidiaries, increases the standards for certain covered transactions with affiliates and requires the establishment of minimum leverage and risk-based capital requirements for insured depository institutions. The Dodd-Frank Act also established a new federal Consumer Financial Protection Bureau with broad authority and permits states to adopt stricter consumer protection laws and enforce consumer protection rules issued by the Consumer Financial Protection Bureau. Due to the passage of the Dodd-Frank Act, all deposits held in non-interest bearing transaction accounts were fully insured, regardless of the amount in the account until December 31, 2012. Interest-bearing transaction and non-transaction accounts are subject to coverage up to $250 thousand per depositor, per insured bank, for each account ownership category. Effective for the FDIC insurance assessment payable September 30, 2011, which covered the second quarter of 2011, the FDIC assessment is based on the Bank’s total average assets less Tier 1 capital, instead of deposits, and is computed at lower rates.

Governmental Monetary Policies and Economic Conditions

The principal sources of funds essential to the business of banks and bank holding companies are deposits, stockholders’ equity, and borrowed funds. The availability of these various sources of funds and other potential sources, such as preferred stock or commercial paper, and the extent to which they are utilized, depends on many factors, the most important of which are the Federal Reserve Board’s monetary policies and the relative costs of different types of funds. An important function of the Federal Reserve Board is to regulate the national supply of bank credit in order to combat recession and curb inflationary pressure. Among the instruments of monetary policy used by the Federal Reserve Board to implement these objectives are open market operations in United States government securities, changes in the discount rate on bank borrowings, and changes in reserve requirements against bank deposits. The monetary policies of the Federal Reserve Board have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future. In view of the recent changes in regulations affecting commercial banks and other actions and proposed actions by the federal government and its monetary and fiscal authorities, no prediction can be made as to future changes in interest rates, availability of credit, deposit balances, or the overall performance of banks generally, or the Company and the Bank in particular.

ITEM 1A.	RISK FACTORS

The Company’s results may be adversely affected if it suffers higher than expected losses on its loans or is required to increase its allowance for loan losses.

The Company assumes credit risk from the possibility that it will suffer losses because borrowers, guarantors, and related parties fail to perform under the terms of their loans. Management tries to minimize and monitor this risk by adopting and implementing what management believes are effective underwriting and credit policies and procedures, including how the Company establishes and reviews the allowance for loan losses. The allowance for loan losses is determined by continuous analysis of the loan portfolio and the analytical process is regularly reviewed and adjustments may be made based on the assessments of internal and external influences on credit quality. Those policies and procedures may still not prevent unexpected losses that could adversely affect our results. Weak economic conditions could adversely impact the ability of borrowers to repay outstanding loans or the value of collateral securing those loans. In addition, deterioration in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans, changes in regulation and regulatory interpretation and other factors, both within and outside of our control, may require an increase in the allowance for loan losses. See “Loan Portfolio,” “Non-Performing Loans,” “Summary of Loan Losses and Allowance for Loan Losses” and notes 1 and 4 to our consolidated financial statements contained in this Form 10-K for further discussion related to our loan portfolio and our process for determining the appropriate level of the allowance for loan losses.

A failure to maintain effective internal control over financial reporting and disclosure controls and procedures could have a material adverse effect on our results of operations or financial condition.

During April 2011, management identified possible deficiencies and/or weaknesses in the Company’s internal controls related to the design and implementation of policies to promptly identify problem loans and to quantify the elements of risk in problem loans. After conducting an internal review, management determined that there were material weaknesses related to the allowance for loan losses, financial reporting staffing resources, interdepartmental communications and governance and management accountability. These material weaknesses have been remediated and no longer exist as of December 31, 2012. See Part II, Item 9A—Controls and Procedures contained in this Form 10-K. A failure to maintain effective internal control over financial reporting and disclosure controls and procedures could affect our results of operations or financial condition.

The Company operates in a highly regulated environment and its operations and income may be affected adversely by changes in laws and regulations governing its operations.

The Company is subject to extensive regulation and supervision by the Federal Reserve Board, the OCC and the FDIC. Such regulators govern the activities in which the Company may engage. These regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the ability to impose restrictions on a bank’s operations, reclassify assets, determine the adequacy of a bank’s allowance for loan losses and determine the level of deposit insurance premiums assessed. Any change in such regulation and oversight, whether in the form of regulatory policy, new regulations or legislation or additional deposit insurance premiums could have a material adverse impact on the Company’s operations. Any new laws, rules and regulations could make compliance more difficult or expensive or otherwise adversely affect the Company’s business, financial condition or growth prospects. Such changes could subject the Company to additional costs, limit the types of financial services and products the Company may offer and/or increase the ability of non-banks to offer competing financial services and products, among other things.

Recent financial reforms and related regulations may affect our results of operations, financial condition or liquidity.

The Dodd-Frank Act could result in additional legislative or regulatory action. For a Description of the Dodd-Frank Act see Part I, Item 1 – Business, “Supervision and Regulation—The Dodd Frank Wall Street Reform and Consumer Protection Act” contained in this Form 10-K. At this time, it is difficult to predict the extent to which the Dodd-Frank Act or the resulting regulations will impact the Company’s business. However, compliance with these new laws and regulations will likely result in additional costs, and these additional costs may adversely impact our results of operations, financial condition or liquidity.

Failure to comply with the Bank’s written formal agreement (the “Agreement”) with the Office of the Comptroller of the Currency (the “OCC”) may result in further regulatory enforcement actions.

On October 25, 2010, the Bank, following discussion with the OCC, entered into the Agreement with the OCC. The Agreement requires the Bank to take certain actions, including a review of management, the establishment of a three-year strategic plan and capital program, and the establishment of programs related to internal audit, maintaining an adequate allowance for loan losses, real property appraisal, credit risk management, credit concentrations, Bank Secrecy Act compliance and information technology. While subject to the Agreement, the Company expects that its and the Bank’s management and Board of Directors will be required to focus a substantial amount of time on complying with its terms. There also is no guarantee that the Bank will be able to fully comply with the Agreement. If the Bank fails to comply with the terms of the Agreement, it could be subject to further regulatory enforcement actions.

An increase in the Company’s allowance for loan losses would negatively impact capital levels and could make it difficult to maintain the capital levels directed by the OCC.

The Bank is subject to individual minimum capital ratios (“IMCRs”) established by the OCC requiring Tier 1 leverage capital equal to at least 8.00% of adjusted average assets; Tier 1 risk-based capital equal to at least 10.50% of risk-weighted assets; and total risk-based capital equal to at least 12.00% of risk-weighted assets. The Bank met all three IMCRs at December 31, 2012: Tier 1 capital was 9.74% of adjusted average assets, Tier 1 risk-based capital was 16.79% of risk-weighted assets, and total risk-based capital was 18.05% of risk-weighted assets. Further increases to the Company’s allowance for loan losses, however, would negatively impact the Bank’s capital levels and could make it difficult to maintain the capital levels directed by the OCC. If the Bank fails to maintain the minimum required capital levels, it could be subject to further regulatory enforcement actions.

As a bank holding company that conducts substantially all of its operations through its banking subsidiary, our ability to pay dividends to stockholders depends upon the results of operations of the Bank and its ability to pay dividends to the Company. Dividends paid by the Bank are subject to limits imposed by law and regulation and are restricted by the Agreement with the OCC.

Substantially all of the Company’s activities are conducted through the Bank, and the Company receives substantially all of its funds through dividends from the Bank. The Company’s ability to pay dividends to stockholders depends on the Bank’s ability to pay dividends to the Company. Various laws and regulations limit the amount of dividends that the Bank may pay to the Company. In addition, under the Agreement with the OCC, the Bank is required to establish a dividend policy that will permit the declaration of a dividend only when the Bank is in compliance with its capital program and with the prior written determination of no supervisory objection by the OCC. If the Bank is unable to pay dividends to the Company, the Company will not be able to pay dividends to its stockholders.

Changes in interest rates could adversely affect the Company’s results of operations and financial condition.

The Company’s ability to generate net income depends primarily upon our net interest income. Net interest income is income that remains after deducting, from total income generated by earning assets, the interest expense attributable to the acquisition of the funds required to support earning assets. Income from earning assets includes income from loans, investment securities and short-term investments. The amount of interest income is dependent on many factors including the volume of earning assets, the general level of interest rates, the dynamics of the change in interest rates and the levels of non-performing loans. The cost of funds varies with the amount of funds necessary to support earning assets, the rates paid to attract and hold deposits, rates paid on borrowed funds and the levels of non-interest-bearing demand deposits and equity capital.

Different types of assets and liabilities may react differently, at different times, to changes in market interest rates. Management expects that the Company will periodically experience “gaps” in the interest-rate sensitivities of its assets and liabilities. That means either our interest-bearing liabilities will be more sensitive to changes in market interest rates than our interest earning assets, or vice versa. When interest-bearing liabilities mature or reprice more quickly than interest-earning assets, an increase in market rates of interest could reduce our net interest income. Likewise, when interest-earning assets mature or reprice more quickly than interest-bearing liabilities, falling interest rates could reduce net interest income. Management is unable to predict changes in market interest rates which are affected by many factors beyond our control including inflation, recession, unemployment, money supply, domestic and international events and changes in the United States and other financial markets. Net interest income is not only affected by the level and direction of interest rates, but also by the shape of the yield curve, relationships between interest sensitive instruments and key driver rates, as well as balance sheet growth, client loan and deposit preferences and the timing of changes in these variables.

Management attempts to manage risk from changes in market interest rates, in part, by controlling the mix of interest rate-sensitive assets and interest rate-sensitive liabilities. Management reviews the Company's interest rate risk position and modifies its strategies based on projections to minimize the impact of future interest rate changes. However, interest rate risk management techniques are not exact. A rapid increase or decrease in interest rates could adversely affect our results of operations and financial condition.

Potential impairment in the carrying value of our goodwill could negatively impact our earnings and capital.

At December 31, 2012, the Company had goodwill totaling $814 thousand. Goodwill is reviewed for impairment at least annually or more frequently if events or changes in circumstances indicate that the carrying value may not be recoverable. Given the current economic environment, we could be required to evaluate the recoverability of goodwill prior to our normal annual assessment if we experience disruption in our business and/or sustained market capitalization declines. These types of events and the resulting analyses could result in goodwill impairment charges in the future. These non-cash impairment charges could adversely affect our results of operations or financial condition in future periods.

The Company is subject to risks associated with taxation.

The amount of income taxes the Company is required to pay on its earnings is based on federal and state legislation and regulations. The Company provides for current and deferred taxes in its financial statements, based on its results of operations, business activity, legal structure, interpretation of tax statutes, assessment of risk of adjustment upon audit, and application of financial accounting standards. The Company may take tax return filing positions for which the final determination of tax is uncertain. The Company’s net income and earnings per share may be reduced if a federal, state, or local authority assesses additional taxes that have not been provided for in the consolidated financial statements. There can be no assurance that the Company will achieve its anticipated effective tax rate either due to a change in tax law, a change in regulatory or judicial guidance, or an audit assessment that denies previously recognized tax benefits. Tax provisions of New York State Article 32 allow banking corporations to exclude from income 60% of the dividends it has received from subsidiaries such as a REIT. On various occasions over the course of a number of years, the tax commissioner of New York State has proposed the elimination of this provision, raising the question for New York State banking corporations as to whether this exclusion would remain in effect. Going forward, the Company may not realize the benefits of the exclusion from income of 60% of the dividends received from the REIT, resulting in a higher effective state income tax rate.

The Company’s financial condition and results of operations are dependent on the economy, as well as competition from other banks. Changing economic conditions could adversely impact the Company’s earnings and increase the credit risk of the Company’s loan portfolio.

The Company’s primary market area is in Suffolk County, New York. Adverse economic conditions in that market area could reduce the Company’s rate of growth, affect customers’ ability to repay loans and result in higher levels of loan delinquencies, problem assets and foreclosures and a decline in the values of the collateral securing the Company’s loans, any of which could have a material adverse effect on the Company’s business, financial condition and results of operations. General economic conditions, including inflation, unemployment and money supply fluctuations, also may adversely affect the Company’s business, financial condition and results of operations. In addition, competition in the banking industry is intense, and the Company’s profitability depends upon its continued ability to successfully compete in its market.

The Company is subject to significant operational risks.

Operational risk is the risk of loss from operations, including fraud by employees or outside persons, employees’ execution of incorrect or unauthorized transactions, data processing and technology errors or hacking and breaches of internal control systems. The Company operates many different financial service functions and relies on the ability of its employees, third-party vendors and systems to process a significant number of transactions.

Liquidity risk could impair the Company’s ability to fund operations and jeopardize its financial condition.

Liquidity is essential to the Company’s business. An inability to raise funds through deposits, borrowings, the sale of loans and other sources could have a substantial negative effect on the Company’s liquidity. The Company’s access to funding sources in amounts adequate to finance its activities or on terms that are acceptable to it could be impaired by factors that affect the Company specifically or the banking industry or economy in general. Factors that could detrimentally impact the Company’s access to liquidity sources include a decrease in the level of its business activity as a result of a downturn in the markets in which its loans are concentrated or adverse regulatory action against the Company. The Company’s ability to borrow could also be impaired by factors that are not specific to it, such as a disruption in the financial markets.

The Company may elect or be compelled to seek additional capital in the future, but that capital may not be available when it is needed.

The Company is required by federal regulatory authorities to maintain adequate levels of capital to support its operations. At some point, the Company may need to raise additional capital. If the Company raises additional capital, it may seek to do so through the issuance of, among other things, its common stock. The issuance of additional shares of common stock or convertible securities to new stockholders would be dilutive to the Company’s current stockholders.

The Company’s ability to raise additional capital, if needed, will depend on conditions in the capital markets, economic conditions and a number of other factors, many of which are outside the Company’s control, and on the Company’s financial performance. Accordingly, the Company cannot be assured of its ability to raise additional capital if needed or to raise capital on terms acceptable to the Company. If the Company cannot raise additional capital when needed, its ability to further expand its operations could be materially impaired and its financial condition and liquidity could be materially and adversely affected.

The Company is subject to risks associated with litigation.

The Company is subject to litigation risks as a result of a number of factors and from various sources. Substantial legal liability against the Company could have a material adverse effect or cause significant reputational harm to the Company. For a description of the litigation risks that the Company faces, see “Item 3. Legal Proceedings.”

The price of the Company’s common stock may fluctuate significantly, making it difficult to resell shares of the Company’s common stock at times and prices that stockholders may find attractive.

The Company cannot predict how its common stock will trade in the future. The market value of the Company’s common stock will likely continue to fluctuate in response to a number of factors including the following, many of which are beyond the Company’s control, as well as the other factors described in this “Risk Factors” section:

•	actual or anticipated quarterly fluctuations in the Company’s operating and financial results;

•	developments related to investigations, proceedings or litigation involving the Company;

•	changes in financial estimates and recommendations by financial analysts;

•	dispositions, acquisitions and financings;

•	actions of the Company’s current stockholders, including sales of common stock by existing stockholders and the Company’s directors and executive officers;

•	fluctuations in the stock price and operating results of the Company’s competitors;

•	regulatory developments; and

•	developments related to the financial services industry.

The market value of the Company’s common stock may also be affected by conditions affecting the financial markets in general, including price and trading fluctuations. These conditions may result in volatility in the market prices of stocks generally and, in turn, the Company’s common stock and sales of substantial amounts of the Company’s common stock in the market, in each case that could be unrelated or disproportionate to changes in the Company’s operating performance. These broad market fluctuations may adversely affect the market value of the Company’s common stock.

There may be future sales of additional common stock or other dilution of the Company’s stockholders’ equity, which may adversely affect the market price of the Company’s common stock.

The Company is not restricted from issuing additional common stock, including securities that are convertible into or exchangeable for, or that represent the right to receive, common stock or any substantially similar securities. The market value of the Company’s common stock could decline as a result of sales by the Company of a large number of shares of common stock or similar securities in the market or the perception that such sales could occur.

Anti-takeover provisions could negatively impact the Company’s stockholders.

Provisions in the Company’s charter and bylaws, the corporate law of the State of New York and federal laws and regulations could delay, defer or prevent a third party from acquiring the Company, despite the possible benefit to its stockholders, or otherwise adversely affect the market price of the Company’s common stock. These provisions include the election of directors to staggered terms of three years; advance notice requirements for nominations for election to the Company’s Board of Directors and for proposing matters that stockholders may act on at stockholder meetings; and the requirement that directors fill vacancies on the Company’s Board of Directors. In addition, the Bank Holding Company Act of 1956, as amended, and the Change in Bank Control Act of 1978, as amended, together with federal regulations, require that, depending on the particular circumstances, either regulatory approval must be obtained or notice must be furnished to the appropriate regulatory agencies and not disapproved prior to any person or entity acquiring “control” of a national bank, such as the Bank. These provisions may prevent a merger or acquisition that may be attractive to stockholders and could limit the price investors would be willing to pay in the future for the Company’s common stock. These provisions could also discourage proxy contests and make it more difficult for holders of the Company’s common stock to elect directors other than the candidates nominated by the Company’s Board of Directors.

The Company’s loan portfolio has a high concentration of real estate loans, and its business may be adversely affected by credit risk associated with residential and commercial real estate and a decline in property values.

At December 31, 2012, $598 million, or 76% of the Company’s total gross loan portfolio, was secured by residential and commercial mortgage loans and home equity lines of credit. This type of lending is generally sensitive to regional and local economic conditions that significantly impact the ability of borrowers to meet their loan payment obligations, making loss levels difficult to predict. Although real estate prices have shown signs of improvement during 2012, a decline in real estate values may reduce the value of the real estate collateral securing these types of loans and increase the risk that the Company would incur losses if borrowers default on their loans.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Registrant

Office facilities of the Company are located at 4 West Second Street, Riverhead, NY.

Bank

The Bank’s main office campus, consisting of three buildings owned by the Bank, is located at 6 West Second Street, Riverhead, New York, title to which is held by the Town of Riverhead, New York Industrial Development Agency for reasons of tax abatement, but to which the Bank has all other rights of ownership. The Bank also owns a total of 13 branch properties, two other properties, and occupies 18 buildings under lease agreements. Management believes that the physical facilities are suitable and adequate at present.

ITEM 3.	LEGAL PROCEEDINGS

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

On October 28, 2011, a separate shareholder derivative action, Susan Forbush v. Edgar F. Goodale, et al., No. 33538/11, was filed in the Supreme Court of the State of New York for the County of Suffolk, against certain current and former directors of the Company and a former officer of the Company. The Company was named as a nominal defendant. The complaint asserts claims that are substantially similar to those asserted in the Levy action. On February 17, 2012, the defendants filed a motion to dismiss the complaint. On February 4, 2013, the Supreme Court denied the defendants’ motion to dismiss.

On October 20, 2011, a putative shareholder class action, James E. Fisher v. Suffolk Bancorp, et al., No. 11 Civ. 5114 (SJ), was filed in the U.S. District Court for the Eastern District of New York against the Company, its former chief executive officer, and a former chief financial officer of the Company.  The complaint alleges that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by knowingly or recklessly making false statements about, or failing to disclose accurate information about, the Company’s financial results and condition, loan loss reserves, impaired assets, internal and disclosure controls, and banking practices.  The complaint seeks damages in an unspecified amount on behalf of purchasers of the Company’s common stock between March 12, 2010 and August 10, 2011. On October 15, 2012, the defendants filed a motion to dismiss the complaint. The District Court has been informed that the parties have agreed to a resolution of the action and are in the process of preparing a Stipulation of Settlement for submission for the Court’s approval. Management does not believe that the ultimate resolution of this matter will have a material adverse impact on the consolidated financial statements.

It is not possible at the current phases of these lawsuits to ascertain whether there is a reasonable possibility of a loss from these matters. Therefore we have concluded that an amount for a loss contingency is not to be accrued or disclosed at this time. The Company believes that it has substantial defenses to the claims filed against it in these lawsuits and, to the extent that these actions proceed, the Company intends to defend itself vigorously.

The SEC’s New York regional office has formally requested certain loan files and other records from the Company, and the Company is in the process of providing these files and records. The SEC has not asserted that any federal securities law violation has occurred. The Company believes it is in compliance with all federal securities laws and is cooperating with the SEC’s inquiry.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

At December 31, 2012, the approximate number of common equity stockholders was as follows:

Title of Class: Common Stock
Number of Record Holders: 1,348

The Company’s common stock is traded on the NASDAQ Global Select Market under the symbol “SUBK.” Following are quarterly high and low closing prices of the Company’s common stock as reported by NASDAQ for the periods indicated and the quarterly dividends paid during those periods.

2012	High	Low	Dividends	2011	High	Low	Dividends
First Quarter	$13.82	$11.51	$-	First Quarter	$25.74	$19.80	$-
Second Quarter	13.72	11.26	-	Second Quarter	21.77	13.71	-
Third Quarter	16.80	11.53	-	Third Quarter	14.04	7.62	-
Fourth Quarter	15.86	12.47	-	Fourth Quarter	11.18	7.63	-

The following Performance Graph compares the yearly percentage change in the Company’s cumulative total stockholder return on its common stock with the cumulative total return of the NASDAQ US Index and the cumulative total return of NASDAQ Banks.

Comparison of Cumulative Total Return of Suffolk Bancorp, Industry Index, and Broad Market (in $)

	1/1/08	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12
Suffolk Bancorp	100.00	117.00	96.71	80.36	35.14	42.66
NASDAQ Banks	100.00	72.91	60.66	72.13	64.51	77.18
NASDAQ US	100.00	61.17	87.93	104.13	104.69	123.85

Source: CRSP NASDAQ Total Return Indexes

ASSUMES $100 INVESTED ON JANUARY 1, 2008, DIVIDENDS REINVESTED,
AND FISCAL YEAR ENDING DECEMBER 31, 2012

For information about the Company’s equity compensation plans, please see “Part III, Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

ITEM 6.	SELECTED FINANCIAL DATA

FIVE-YEAR SUMMARY: (dollars in thousands, except per share amounts)
For the year ended December 31,	2012	2011	2010	2009	2008
Interest income	$60,447	$75,433	$86,276	$87,008	$88,457
Interest expense	3,719	5,925	9,714	12,672	22,237
Net interest income	56,728	69,508	76,562	74,336	66,220
Provision for loan losses	8,500	24,888	32,086	4,275	2,050
Net interest income after provision	48,228	44,620	44,476	70,061	64,170
Non-interest income	10,881	10,121	11,253	11,118	14,643
Operating expenses	61,571	59,042	50,778	48,801	42,701
(Loss) income before income taxes	(2,462)	(4,301)	4,951	32,378	36,112
(Benefit) provision for income taxes	(714)	(4,223)	(1,305)	9,830	11,424
Net (loss) income	$(1,748)	$(78)	$6,256	$22,548	$24,688
BALANCE AT DECEMBER 31:
Investment securities -- available for sale	$402,353	$299,204	$396,670	$437,000	$382,357
Investment securities -- held to maturity	8,035	9,315	9,936	9,343	11,930
Total investment securities	410,388	308,519	406,606	446,343	394,287
Loans	780,780	969,654	1,112,279	1,160,379	1,093,521
Total assets	1,622,464	1,484,227	1,606,867	1,694,496	1,582,819
Total deposits	1,431,114	1,311,872	1,402,753	1,385,278	1,216,437
Borrowings	-	-	40,000	150,800	224,820
Stockholders' equity	163,985	136,560	136,820	137,171	112,401
SELECTED FINANCIAL RATIOS:
Performance:
Return on average stockholders' equity	(1.22)%	(0.06)%	4.42%	18.30%	21.79%
Return on average assets	(0.11)	-	0.37	1.36	1.59
Net interest margin (taxable-equivalent)	4.19	4.97	5.05	4.99	4.75
Efficiency ratio	87.69	71.83	57.82	57.11	52.81
Average equity to average assets	9.30	8.55	8.32	7.41	7.29
Dividend payout ratio	-	-	124.62	37.44	34.18
Asset quality:
Non-performing loans to total loans (1)	2.10	8.33	2.61	1.66	0.45
Non-performing assets to total assets	1.17	5.56	2.16	1.73	0.31
Allowance for loan losses to non-performing loans (1)	108.19	49.48	98.03	41.99	185.32
Allowance for loan losses to total loans (1)	2.28	4.12	2.56	1.06	0.83
Net charge-offs to average net loans	3.57	1.31	1.42	0.09	0.06
CAPITAL RATIOS:
Tier 1 leverage ratio	9.79%	8.85%	8.26%	8.21%	7.85%
Total risk-based capital ratio	18.15	14.26	12.62	11.73	10.60
Tangible common equity ratio	9.96	9.05	8.38	7.97	6.98
PER COMMON SHARE DATA:
Net (loss) income - fully diluted	$(0.17)	$(0.01)	$0.65	$2.35	$2.58
Cash dividends	-	-	0.81	0.88	0.88
Book value at year-end	14.18	14.04	14.12	14.27	11.73
Average common shares outstanding	10,248,751	9,720,827	9,658,534	9,602,802	9,580,025
Number of full-time-equivalent employees at December 31	373	368	370	368	362
Number of branch offices	30	30	30	29	29
Number of ATMs	30	30	30	29	29

(1)	Excluding loans held-for-sale.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Safe Harbor Statement Pursuant to the Private Securities Litigation Reform Act of 1995

Certain statements contained in this discussion are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These can include remarks about the Company, the banking industry, the economy in general, expectations of the business environment in which the Company operates, projections of future performance, and potential future credit experience. These remarks are based upon current management expectations, and may, therefore, involve risks and uncertainties that cannot be predicted or quantified and are beyond the Company’s control and are subject to a variety of uncertainties that could cause future results to vary materially from the Company’s historical performance, or from current expectations. These remarks may be identified by such forward-looking statements as “should,” “expect,” “believe,” “view,” “opportunity,” “allow,” “continues,” “reflects,” “typically,” “usually,” “anticipate,” or similar statements or variations of such terms. Factors that could affect the Company include particularly, but are not limited to: a failure by the Company to meet the deadlines under SEC rules for filing its periodic reports (or any permitted extension thereof); increased capital requirements mandated by the Company’s regulators; the Company’s ability to raise capital; changes in interest rates; increases or decreases in retail and commercial economic activity in the Company’s market area; variations in the ability and propensity of consumers and businesses to borrow, repay, or deposit money, or to use other banking and financial services; results of regulatory examinations; any failure by the Company to comply with the Agreement or the individual minimum capital ratios for the Bank established by the OCC; the cost of compliance with the Agreement; any failure by the Company to maintain effective internal control over financial reporting; larger-than-expected losses from the sale of assets; potential litigation or regulatory action relating to the matters resulting in the Company’s failure to file on time its Quarterly Report on Form10-Q for the quarters ended March 31, 2011, June 30, 2011, and September 30, 2011 or resulting from the revisions to earnings previously announced on April 12, 2011 or the restatement of its financial statements for the quarterly period ended September 30, 2010 and year ended December 31, 2010; and the potential that net charge-offs are higher than expected or for further increases in our provision for loan losses. Further, it could take the Company longer than anticipated to implement its strategic plans to increase revenue and manage non-interest expense, or it may not be possible to implement those plans at all. Finally, new and unanticipated legislation, regulation, or accounting standards may require the Company to change its practices in ways that materially change the results of operations. We have no obligation to update any forward-looking statements to reflect events or circumstances after the date of this document. For more information, see the risk factors described in this Annual Report on Form 10-K and other filings with the Securities and Exchange Commission.

Non-GAAP Disclosure

This discussion includes a non-GAAP financial measure of the Company’s tangible common equity (“TCE”) ratio. A non-GAAP financial measure is a numerical measure of historical or future financial performance, financial position or cash flows that excludes or includes amounts that are required to be disclosed in the most directly comparable measure calculated and presented in accordance with generally accepted accounting principles in the United States (U.S. GAAP). The Company believes that this non-GAAP financial measure provides both management and investors a more complete understanding of the underlying operational results and trends and the Company’s marketplace performance. The presentation of this additional information is not meant to be considered in isolation or as a substitute for the numbers prepared in accordance with U.S. GAAP.

Summary of Recent Developments and Current Trends

The Company is a one-bank holding company engaged in the commercial banking business through the Bank, a full-service commercial bank headquartered in Riverhead, New York. Organized in 1890, the Bank has 30 branch offices in Suffolk County, New York, and is a wholly owned subsidiary of the Company.

Recent Developments

During 2012, the Company made significant progress in strengthening its management team, addressing its legacy credit issues, improving its capital position and in commencing the diversification of the components of its loan portfolio. Several seasoned, senior executives joined the Company in 2012 in key positions and were able to make an immediate impact in addressing issues of importance to stockholders.  Specifically, the Company sold $85 million in non-performing, criticized and classified loans and $8 million in classified private label collateralized mortgage obligations (“CMOs”) as part of management’s strategy to reduce overall balance sheet risk. Additionally, the Company raised $25 million in common equity through a private placement during the third quarter of 2012 that increased all key capital ratios to a level well in excess of the individual minimum capital requirements promulgated under the Agreement in place with the Company’s primary regulator. Finally, in order to expand the Company geographically into western Suffolk and Nassau Counties and to diversify the lending business of the Company, a new loan production office was opened in Melville in November, 2012. Seasoned banking professionals have joined the Company to exploit the opportunity available in the local marketplace to augment both interest and fee income through the origination of commercial loans, the generation of high quality multi-family and jumbo mortgages to be retained in the portfolio and conforming mortgages for sale in secondary markets.

The local economy in 2012 continued to reflect sluggish growth and low consumer confidence for most of the year due to multiple factors, including, but not limited to, persistently high unemployment both locally and regionally, the effects of the fiscal cliff and the uncertainty surrounding the presidential election, the continued lack of specific directionality regarding home prices on Long Island and the impact of Hurricane Sandy on consumers and businesses throughout the New York region. The Long Island region has traditionally lagged the rest of the country in its reaction to adverse economic events.  As such, it has been slower to show improvement after economic downturns. While the Company’s trade area has fared better than New York City and New York State as a whole, the impact of the local economy on the Company’s results has been significant.  The recession and resultant job losses have negatively affected housing values, commercial real estate values and consumer spending.  Improvement, however, has been evident in the past year.  The unemployment rate on Long Island has stabilized around 7.0% and it is hoped that the receipt of federal stimulus money associated with Hurricane Sandy relief efforts will provide a needed boost to local construction spending.  The biggest headwind facing the Long Island economy continues to be the housing market.  The median price of homes sold in both Nassau and Suffolk Counties rose in 2012 but not in the meaningful and sustained fashion that had been forecast.  The local office market was characterized by declining availability and negative net absorption but vacancy rates still hover around 12.0%.  Despite these statistics, the housing and office market on Long Island generally appears to be showing signs of stabilization after several years of negative year-over-year metrics.

During the past year, the Company reduced the balance of loans outstanding at year-end by $189 million primarily through the completion of bulk asset sales and loan workout activities, began the process of diversifying the portfolio, reduced concentrations to construction and land development and contractors and increased residential and multi-family lending as a percentage of new loan production.  New resources are now in place in the mortgage production and operations areas to build out that portfolio in a meaningful way in 2013.  The opening of the Melville loan production office, strategically located on the Nassau/Suffolk border, has already begun to pay dividends with a quality commercial loan pipeline in place.

At December 31, 2012, non-performing loans totaled $16 million or 2.10% of total loans outstanding versus $81 million or 8.33% of total loans at the comparable 2011 date. Management expects the remaining non-accrual loans to be positively resolved over time through a combination of strong collateral values, ongoing workout agreements with borrowers, expected payoffs in full and future upgrades to performing status. Early stage delinquencies (30 – 89 days past due), often a potential harbinger of future credit problems, were also substantially reduced throughout the year to $14 million or 1.81% of total loans at year-end 2012, compared to $35 million or 3.56% of total loans at the end of 2011. Finally, total criticized and classified loans declined to $99 million at December 31, 2012 from $258 million at December 31, 2011. The significant improvement in the Company’s credit metrics in 2012 resulted in a reduction in the allowance for loan losses balance to $18 million or 2.28% of total loans at year-end 2012 from $40 million or 4.12% a year ago, although there can be no assurance that this trend will continue in future periods. The allowance is established through a provision for loan losses based on management’s evaluation of the risk inherent in the various components of the loan portfolio and other factors, including the Company’s own historical loan loss experience. The Company decreased its provision for loan losses in 2012 versus 2011 to reflect the reduction in balance sheet risk as a result of the bulk asset sales executed during 2012. See also “Summary of Loan Losses and Allowance for Loan Losses” contained herein.

Regulatory Agreement

On October 25, 2010, the Bank, following discussion with the OCC entered into the Agreement. The Agreement requires the Bank to take certain actions, and set forth below are the requirements of the OCC Agreement along with a description of the actions taken by the Bank to date to satisfy the requirements.  References to “Article” are to those sections of the Agreement setting forth the specific requirements for the issue being addressed.

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

-	Outsourced the internal audit function to a qualified risk management firm to provide greater independence and depth to the function.
-	This plan is updated annually.

All key executive and senior management positions necessary to carry out the Board’s policies and to ensure compliance with the Agreement, applicable laws, rules and regulations and manage the daily operations of the Bank have been filled.

4.	Adopt, implement, and thereafter ensure adherence to a three year written strategic plan.

A three year strategic plan incorporating all required elements of this Article, including monitoring of adherence to the strategic plan, has been approved and adopted by the Board of Directors.  This plan is updated annually.

5.	Develop, implement, and thereafter ensure adherence to a three year capital program.

A three year capital program incorporating all required elements of this Article, including monitoring of adherence to the capital program, has been approved and adopted by the Board of Directors.  This plan is updated annually.

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

The Bank has developed and implemented a written program for the maintenance of an adequate Allowance for Loan Losses (“ALLL”).  The Bank has devoted substantial management resources to this area.  An ALLL Committee has been established that meets quarterly to discuss and review the Bank’s computed ALLL, which is then presented to the Board of Directors.  Technology solutions have been implemented to provide more robust measuring and reporting tools.  The program developed is consistent with OCC guidelines and current U.S. GAAP standards and incorporates all elements required by the Agreement.

8.	Develop, implement and thereafter ensure adherence to a written program to ensure compliance with the appraisal and evaluation requirements for loans and OREO.

The Bank has developed and implemented a written program to ensure compliance with the appraisal and evaluation requirements for loans and OREO.

9.	Develop, implement and thereafter ensure adherence to a written program to improve credit risk management processes and practices to reduce the high level of credit risk in the Bank.

The Bank has developed and implemented a written program to improve its credit risk management process and practices to reduce the high level of credit risk in the Bank.  The program is consistent with OCC guidelines and incorporates all elements required by the Agreement.  Steps taken by the Bank include:

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

-	Incorporated the results of a systematic re-appraisal of commercial real estate which secures loans in excess of $1 million.
-	Engaged qualified outside consultants to assist in re-evaluating risk ratings.
-	Improved the processes for identifying loans and the determination of the amount of impairment.
-	Augmented the Bank’s credit policy to govern loan workout.
-	Implemented a new procedure to ensure that OREO was accounted for in accordance with U.S. GAAP.
-	Adopted additional management reports to enhance monitoring.

10.	Adopt, implement and thereafter ensure adherence to a written asset diversification program.

The Bank has adopted and implemented a written asset diversification program which is reviewed quarterly by management and the Board of Directors.

11.	Develop, implement and thereafter ensure adherence to a written program of policies and procedures, staffing and training to provide for compliance with the Bank Secrecy Act.

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

Management and the Board of Directors are committed to taking all necessary actions to promptly address the requirements of the Agreement, and believe that the Bank has made significant progress in addressing these requirements.

Basic Performance and Current Activities

Certain of the Company’s financial performance metrics declined in 2012 versus 2011 as a result of several factors, most notably the significant non-recurring charges associated with the bulk sales of loans in resolving the Company’s legacy credit issues. Other factors included a $12.8 million reduction in net interest income coupled with a $2.5 million increase in operating expenses in 2012 versus 2011.  Partially offsetting these negative factors was a $16.4 million reduction in the provision for loan losses and a $760 thousand improvement in non-interest income in 2012. The Company’s return on average assets was (0.11)% and return on average stockholders’ equity was (1.22)% versus (0.00)% and (0.06)%, respectively, in 2011. Earnings per fully diluted common share decreased to $(0.17) in 2012 from $(0.01) in 2011. Key factors impacting financial performance in 2012 included:

•
Decrease in interest income of $15.0 million, including a reduction of $13.8 million in interest and fees on loans, owing primarily to a $153 million decline in average loans outstanding coupled with a 78 basis point narrowing of the Company’s net interest margin to 4.19% in 2012 versus 2011.

•	Decrease in provision for loan losses of $16.4 million resulting in an increase of $3.6 million in net interest income after provision for loan losses.

•	Increase in non-interest income of $760 thousand, including the following key items:

o	Recognition of $755 thousand in net gains on the sale of portfolio loans.
o	Increase of $777 thousand in net gains on the sale of mortgage loans originated for sale.
o	Absence of other-than-temporary impairment (“OTTI”) on securities of $1.1 million recognized in 2011.

o	Partially offsetting the foregoing was a $1.9 million reduction in gains on the sale of securities available for sale in 2012.

•	Increase in non-interest expense of $2.5 million, including the following key items:

o
Increase of $5.0 million in salaries and employee benefits as staff was expanded to continue the operational process improvements begun in 2011, to position the Company for future growth in critical revenue-generating areas, and to comply with both the Agreement with the OCC and the overall increased regulatory burden affecting the banking industry.

o	Increase of $491 thousand in other real estate owned (“OREO”) expense related to the write-down of the carrying value of a property in 2012.
o	Non-recurring expenses of $1.9 million (primarily past due real estate taxes) related to loans sold in 2012.
o	Partially offsetting the foregoing was the absence of a one-time $1.0 million prepayment fee on an FHLB term borrowing incurred in 2011.

•
Decrease in income tax benefit of $3.5 million primarily resulted from a full valuation allowance of the New York State net operating loss carryforward and a change in the anticipated rate at which the deferred tax asset will be realized. The Company applied a carryback of the Federal net operating losses for 2012 and assessed its estimate of future earnings and the expiration dates of its net operating loss carryforwards. Management has positioned the Company for future earnings by selling underperforming assets and redeploying those proceeds. This will also help stabilize the level of charge-offs to a more normalized level. Management believes it is more likely than not that the forecasted income, including income that may be generated as a result of tax planning strategies, will be sufficient to realize the deferred tax assets before their expiration.

Key strategic actions to address performance during 2012 included the following:

•
Continued to maintain emphasis on both commercial and personal demand deposits, and other non-maturity core deposits, as a key part of relationships with customers. Core deposits as a percentage of total deposits increased to 83% of total deposits at December 31, 2012 from 81% at December 31, 2011. Demand deposits grew to $615 million or 43% of total deposits at year-end 2012 versus $525 million or 40% at the comparable 2011 date.

•
Significantly reduced non-performing, criticized and classified loans during 2012. At December 31, 2012, non-performing assets, including loans and OREO, amounted to $19 million or 1.17% of total assets versus $83 million or 5.56% of total assets at December 31, 2011. Non-performing loans, including non-accruing troubled debt restructurings (“TDRs”), amounted to $16 million or 2.10% of total loans at year-end 2012, down from $81 million or 8.33% at year-end 2011. Our lending and credit staff’s efforts continue to be directed at the management of such credits, and then to developing new business with an emphasis on the most profitable customer relationships.

•
Successfully completed a $25 million private placement of common stock during 2012 with several strong institutional investors and with the participation of executive management and the Board of Directors.  The Company ended 2012 with a Tier 1 leverage ratio of 9.79%, a tangible common equity ratio of 9.96% and a total risk-based capital ratio of 18.15%, substantially above the levels reported a year ago and well in excess of both the regulatory IMCRs and the requirements for a “well capitalized” institution.

Business of the Company

The Company’s primary business is to provide banking services to its commercial and retail customers in Suffolk County, on Long Island, New York. The Company is a one-bank holding company. The Bank operates 30 full-service branch offices in Suffolk County. It offers a full line of domestic retail and commercial banking services and wealth management services. The Bank’s primary lending area includes all of Suffolk County and a limited number of loans or loan participations in the adjacent markets of Nassau County and New York City. The Bank makes loans secured by commercial real estate that float with the prime rate and other indices or with fixed rates and commercial and industrial loans to small manufacturers, wholesalers, builders, farmers, and retailers, including dealer financing. The Bank serves as an indirect lender to the customers of a number of automobile dealers. The Bank also makes loans secured by residential mortgages, and both fixed and floating rate second mortgage loans with a variety of plans for repayment. Real estate construction loans are also offered. The Bank finances most of its activities with deposits, including demand, saving, N.O.W., and money market accounts, as well as time deposits. It may also rely on other sources of funds, including inter-bank overnight loans and sale-repurchase agreements.

Material Changes in Financial Condition

Total assets of the Company were $1.6 billion at December 31, 2012. When compared to December 31, 2011, total assets increased by $138 million. This change primarily reflects increases in cash and cash equivalents and investment securities of $213 million and $102 million, respectively, partially offset by a decrease in loans of $189 million. These movements largely reflect the shift in the Company’s balance sheet mix from loans into lower-yielding overnight interest-bearing deposits, primarily the result of loan workout activity. Total loans were $781 million at December 31, 2012 as compared to $970 million at December 31, 2011.

Total investment securities were $410 million at December 31, 2012 as compared to $309 million at December 31, 2011. The increase in the investment portfolio largely reflects purchases of U.S. Government agency, corporate and mortgage-backed securities of $65 million, $16 million and $62 million, respectively. These were partially offset by sales and prepayments of CMOs totaling $40 million during 2012.

At December 31, 2012, total deposits were $1.4 billion, an increase of $119 million when compared to December 31, 2011, primarily due to growth in core deposit balances which consist of demand, N.O.W., savings and money market accounts. Core deposit balances increased by $130 million in 2012, including an increase of $90 million in demand deposits. Core deposit balances represented approximately 83% and 81% of total deposits at December 31, 2012 and 2011, respectively. The Company had no short-term borrowed funds outstanding at either December 31, 2012 or 2011.

Results of Operations

2012 versus 2011

The Company recorded a net loss of $1.7 million, or ($0.17) per diluted common share, for the year ended December 31, 2012 versus a net loss of $78 thousand, or ($0.01) per diluted common share, in 2011. The increased loss in 2012 resulted from several factors, most notably the significant non-recurring charges associated with the bulk sale of loans in connection with resolving the Company’s legacy credit issues. Other factors included a $12.8 million reduction in net interest income, a $2.5 million increase in operating expenses and a $3.5 million decrease in the income tax benefit in 2012. Partially offsetting these negative factors was a $16.4 million reduction in the provision for loan losses and a $760 thousand improvement in non-interest income in 2012.

The decline in net interest income versus 2011 resulted from a 78 basis point narrowing of the Company’s net interest margin to 4.19% and a $31 million reduction in average interest-earning assets in 2012. The margin contraction was primarily due to a 92 basis point decline in the average yield on interest-earning assets in 2012 resulting from a 52 basis point contraction in the average loan portfolio yield. A shift in the Company’s average interest-earning asset mix from loans (down $153 million) and investment securities (down $28 million) into lower yielding overnight investments (up $152 million) also contributed to the margin contraction in 2012.  The Company’s cost of average interest-bearing liabilities declined by 20 basis points in 2012 to 46 basis points from 66 basis points a year ago and the total cost of funds declined by 15 basis points to 27 basis points in 2012 from 42 basis points in 2011. (See also “Average Assets, Liabilities, Stockholders’ Equity, Rate Spread, and Effective Interest Rate Differential,” “Analysis of Changes in Net Interest Income,” “Deposits” and “Borrowings” contained herein.)

The $16.4 million reduction in the 2012 full year provision for loan losses resulted from the significant improvement in the level of criticized and classified assets during 2012. Growth in staff and expenses associated with problem assets, primarily $1.9 million resulting from the bulk sale of non-performing loans, were the primary drivers of the $2.5 million increase in operating expenses in 2012 versus 2011.  The improvement in non-interest income was due to a $1.5 million increase in net gains on the sale of loans in 2012 along with the impact of a non-recurring $1.1 million OTTI charge on two private label CMOs recorded in 2011. Somewhat offsetting these positive factors was a $1.9 million decline in net gains on the sale of securities available for sale in 2012.

2011 versus 2010

The Company recorded a net loss of $78 thousand, or ($0.01) per diluted common share, for the year ended December 31, 2011 versus net income of $6.3 million, or $0.65 per diluted common share, in 2010. The results in 2011 compared to 2010 primarily reflected a $7.1 million reduction in net interest income, a $1.1 million decrease in non-interest income and an $8.3 million increase in operating expenses in 2011. Partially offsetting these negative factors was a $7.2 million reduction in the provision for loan losses.

The decline in net interest income versus 2010 resulted from an eight basis point narrowing of the Company’s net interest margin to 4.97% and a $125 million reduction in average interest-earning assets in 2011. A shift in the Company’s average interest-earning asset mix from loans (down $117 million) and investment securities (down $90 million) into lower yielding overnight investments (up $86 million) contributed to the margin contraction in 2011. The Company’s cost of average interest-bearing liabilities declined by 29 basis points in 2011 to 66 basis points from 95 basis points in 2010 and the total cost of funds declined by 22 basis points to 42 basis points in 2011from 64 basis points in 2010.

Growth in staff, principally in compliance, loan workout, lending and credit-related functions, coupled with higher pension-related expenses led to a $2.4 million increase in employee compensation and benefits expense in 2011 versus 2010. Outside services expense increased in 2011 by $2.5 million as compared to 2010 primarily the result of increased consulting fees, and other costs to address internal controls, bring financial reporting current, and to assist in transition of management. Also included in total operating expenses for 2011 was a prepayment fee of $1.0 million on borrowings from the FHLB. There was no such expense in 2010. Accounting and audit fees increased by $1.9 million in 2011 versus 2010 primarily due to increased accounting fees associated with the restatement of the periods ended September 30, 2010 and December 31, 2010. The primary reason for the reduction in non-interest income in 2011 versus 2010 was the recognition of a $1.1 million OTTI charge in 2011 on two private label CMOs held in the Company’s investment portfolio. Service charges on deposit accounts decreased by $908 thousand during 2011 versus 2010 as a result of lower overdraft fees, principally due to changes in Regulation E, coupled with higher average customer demand deposit balances in 2011. The net gain on the sale of securities available for sale amounted to $1.6 million during 2011 versus $375 thousand in 2010 primarily due to the sale of $41 million in municipal securities in June of 2011.

Average Assets, Liabilities, Stockholders’ Equity, Rate Spread, and Effective Interest Rate Differential
(on a taxable-equivalent basis)

The following table illustrates the average composition of the Company’s statements of condition. It presents an analysis of net interest income on a taxable-equivalent basis, listing each major category of interest-earning assets and interest-bearing liabilities, as well as other assets and liabilities: (dollars in thousands)

Year ended December 31,		2012			2011			2010
	Average		Average	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
Interest-earning assets
U.S. Treasury securities	$3,526	$-	-%	$5,533	$96	1.76%	$8,241	$284	3.45%
Collateralized mortgage obligations	110,615	4,696	4.25	145,641	5,839	4.01	181,463	7,691	4.24
Mortgage-backed securities	18,130	418	2.31	460	30	6.52	557	37	6.58
Obligations of states & political subdivisions	178,674	9,727	5.44	196,138	10,433	5.32	220,957	11,864	5.37
U.S. government agency obligations	13,683	241	1.76	11,788	337	2.86	38,525	769	2.00
Corporate bonds	6,607	204	3.09	-	-	-	-	-	-
Federal Reserve Bank, Federal Home Loan Bank and other stock	2,439	121	4.96	3,412	191	5.60	6,624	369	5.57
Federal funds sold & interest-bearing deposits with banks	247,548	599	0.24	95,925	232	0.24	10,100	28	0.28
Loans, including non-accrual loans:
Commercial and industrial	199,828	11,191	5.60	211,584	13,177	6.23	254,557	15,158	5.95
Commercial real estate	392,057	22,897	5.84	423,842	27,122	6.40	400,999	26,304	6.56
Real estate construction	31,207	1,819	5.83	68,495	3,990	5.83	114,389	6,781	5.93
Residential mortgages (1st and 2nd liens)	144,310	7,748	5.37	172,053	10,395	6.04	200,029	12,223	6.11
Home equity	73,784	2,998	4.06	80,903	3,290	4.07	84,152	3,544	4.21
Consumer	18,604	1,430	7.69	55,958	3,870	6.97	75,791	5,281	7.12
Total interest-earning assets	1,441,012	$64,089	4.45%	1,471,732	$79,002	5.37%	1,596,384	$90,333	5.66%
Cash & due from banks	56,076			38,562			39,397
Other non-interest-earning assets	40,282			80,694			66,603
Total assets	$1,537,370			$1,590,988			$1,702,384

Interest-bearing liabilities
Saving, N.O.W., & money market deposits	$547,390	$1,192	0.22%	$588,508	$1,960	0.33%	$601,953	$3,340	0.55%
Time deposits	255,341	2,527	0.99	285,821	3,310	1.16	324,105	4,704	1.45
Total saving & time deposits	802,731	3,719	0.46	874,329	5,270	0.60	926,058	8,044	0.87
Federal funds purchased & securities sold under agreements to repurchase	30	-	0.55	128	1	0.78	490	3	0.55
Other borrowings	27	-	0.39	20,142	654	3.24	92,679	1,667	1.80
Total interest-bearing liabilities	802,788	3,719	0.46	894,599	5,925	0.66	1,019,227	9,714	0.95

Rate spread			3.99			4.71			4.71
Non-interest-bearing deposits	554,617			518,499			504,680
Other non-interest-bearing liabilities	37,011			41,796			36,846
Total liabilities	1,394,416			1,454,894			1,560,753
Stockholders' equity	142,954			136,094			141,631
Total liabilities & stockholders' equity	$1,537,370			$1,590,988			$1,702,384

Net interest income (taxable-equivalent basis) & interest rate margin		60,370	4.19%		73,077	4.97%		80,619	5.05%
Less: taxable-equivalent basis adjustment		(3,642)			(3,569)			(4,057)
Net interest income		$56,728			$69,508			$76,562

Interest income on a taxable-equivalent basis includes the additional amount of interest income that would have been earned if the Company’s investment in nontaxable U.S. Treasury securities and states and municipal obligations had been subject to New York State and federal income taxes yielding the same after-tax income. The rate used for this adjustment was approximately 34% for federal income taxes, 3.5% for New York State income taxes for 2012 and 9% for New York State income taxes for 2011 and 2010. Loan fees included in interest income amounted to $1.3 million, $1.0 million, and $1.3 million in 2012, 2011, and 2010, respectively.

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

	In 2012 over 2011			In 2011 over 2010
	Changes Due to			Changes Due to
	Volume	Rate	Net Change	Volume	Rate	Net Change
Interest-earning assets
U.S. Treasury securities	$(26)	$(70)	$(96)	$(72)	$(116)	$(188)
Collateralized mortgage obligations	(1,470)	327	(1,143)	(1,454)	(398)	(1,852)
Mortgage-backed securities	420	(32)	388	(7)	-	(7)
Obligations of states & political subdivisions	(946)	240	(706)	(1,390)	(41)	(1,431)
U.S. government agency obligations	48	(144)	(96)	(676)	244	(432)
Corporate bonds	204	-	204	-	-	-
Federal Reserve Bank, Federal Home Loan Bank and other stock	(50)	(20)	(70)	(246)	68	(178)
Federal funds sold & interest-bearing deposits with banks	367	-	367	208	(4)	204
Loans, including non-accrual loans	(8,840)	(4,921)	(13,761)	(7,149)	(298)	(7,447)
Total interest-earning assets	(10,293)	(4,620)	(14,913)	(10,786)	(545)	(11,331)
Interest-bearing liabilities
Saving, N.O.W., & money market deposits	(129)	(639)	(768)	(74)	(1,306)	(1,380)
Time deposits	(331)	(452)	(783)	(514)	(880)	(1,394)
Federal funds purchased & securities sold under agreements to repurchase	(1)	-	(1)	(2)	-	(2)
Other borrowings	(327)	(327)	(654)	(1,822)	809	(1,013)
Total interest-bearing liabilities	(788)	(1,418)	(2,206)	(2,412)	(1,377)	(3,789)
Net change in net interest income (taxable-equivalent basis)	$(9,505)	$(3,202)	$(12,707)	$(8,374)	$832	$(7,542)

Investment Securities

The Company’s investment policy is conservative in nature and investment securities are only purchased after a disciplined evaluation to ensure that they are the most appropriate asset available given the Company’s objectives. Several key factors are considered before executing any transaction including:

•	Liquidity – the ease with which the security can be pledged or sold.

•	Credit quality – the likelihood the security will perform according to its original terms, with timely payments of principal and interest.

•	Yield – the rate of return on the investment, balanced against liquidity and credit quality.

The Company also considers certain key risk factors in its selection of investment securities.

•
Market risk – can be defined as the sensitivity of the portfolio’s market value to changes in the level of interest rates.  The market value of fixed-rate securities increases when interest rates fall, and decreases when interest rates rise. The longer the duration of  the security the greater sensitivity to changes in interest rates.

•	Income risk – is identified as the time period over which fixed payments associated with an investment security can be assured. The shorter the duration of the security, the greater this risk.

•
Asset/liability management – seeks to limit the change in net interest income as a result of changing interest rates.  In a rising rate environment, when the maturities or the intervals between the re-pricing of investments are longer than those of the liabilities that fund them, net interest income will decline. This is referred to as a “liability-sensitive” position. Conversely, when investments mature or are repriced sooner than their funding sources, net interest income will increase as interest rates rise. Asset/liability management attempts to manage the duration of the loan and investment portfolios, as well as that of all funding to minimize the risk to net interest income while maximizing returns. Security selection is governed by the Company’s investment policy, and serves to supplement the Company’s asset/liability position.

The Company seeks to create an investment portfolio that is diversified across different classes of assets. At December 31, 2012, the majority of the Company’s portfolio consisted of investments in U.S. government agency obligations, municipal securities, mortgage-backed securities (“MBS”) and CMOs.  MBS are backed by a pool of mortgages in which investors share payments based on the percentage of the pool they own.  The cash flows associated with CMOs are assigned to specific securities (“tranches”) in the order in which they are received.  Analysis of CMOs requires careful due diligence of the mortgages that serve as the underlying collateral. The Company has never owned mortgage obligations with underlying collateral that could be classified as “sub-prime.” Tranche structure, final maturity, and credit support also provide improved assurance of repayment. The investment portfolio provides collateral for various liabilities to municipal depositors, as well as enhances the Company’s liquidity position through cash flows and the ability to pledge these assets to secure various borrowing lines.

The Company’s investment portfolio declined, on average, by $28 million to $331 million in 2012 compared to $359 million in 2011. Average investment in U.S. government agency securities increased to $14 million in 2012 from $12 million in 2011. Municipal securities decreased, on average, by $17 million to $179 million in 2012, from $196 million in 2011. Average balances of CMOs decreased to $111 million in 2012 versus $146 million in 2011. MBS increased, on average, to $18 million during 2012 from $460 thousand in 2011. The Company also added corporate bonds with an average balance of $7 million in 2012. The Company held no corporate bonds in 2011. The overall portfolio decline in 2012 versus 2011 was primarily due to maturities, calls and normal cash flows.

The following table summarizes the Company’s investment securities available for sale and held to maturity as of the dates indicated: (in thousands)

December 31,	2012	2011
Investment securities available for sale, at fair value:
U.S. Treasury securities	$500	$-
U.S. government agency debt securities	65,078	-
Corporate bonds	16,198	-
Collateralized mortgage obligations	89,692	126,770
Mortgage-backed securities	62,450	442
Obligations of states & political subdivisions	168,435	171,992
Total investment securities available for sale	402,353	299,204
Investment securities held to maturity:
Obligations of states & political subdivisions	8,035	9,315
Total investment securities held to maturity	8,035	9,315
Total investment securities	$410,388	$308,519

The following table presents the distribution by contractual maturity and the approximate weighted-average yields of the Company’s investment portfolio at December 31, 2012 (dollars in thousands). Available-for-sale securities are shown at estimated fair value and held-to-maturity securities are shown at amortized cost.

	Maturity (in years)
	Within 1	Yield	After 1 but within 5	Yield	After 5 but within 10	Yield	After 10	Yield	Total	Yield
Investment securities available for sale:
U.S. Treasury securities	$500	-%	$-	-%	$-	-%	$-	-%	$500	-%
U.S. government agency debt securities	-	-	-	-	40,010	1.95	25,068	1.71	65,078	1.86
Corporate bonds	-	-	9,736	2.72	6,462	3.19	-	-	16,198	2.91
Collateralized mortgage obligations (1)	65,662	4.71	17,717	4.27	6,313	1.90	-	-	89,692	4.42
Mortgage-backed securities (1)	-	-	6,968	1.60	53,376	2.19	2,106	2.31	62,450	2.13
Obligations of states & political subdivisions (2)	3,725	5.57	84,244	5.57	80,300	5.21	166	5.92	168,435	5.40
Total investment securities available for sale	69,887	4.72	118,665	4.91	186,461	3.46	27,340	1.78	402,353	3.99
Investment securities held to maturity:
Obligations of states & political subdivisions (2)	1,544	3.40	6,013	8.08	478	6.22	-	-	8,035	7.07
Total investment securities held to maturity	1,544	3.40	6,013	8.08	478	6.22	-	-	8,035	7.07
Total investment securities	$71,431	4.69%	$124,678	5.06%	$186,939	3.47%	$27,340	1.78%	$410,388	4.06%

(1)	Assumes maturity dates pursuant to average lives.
(2)	The yields on obligations of states & political subdivisions are at a fully taxable-equivalent basis.

As a member of the Federal Reserve System, the Bank owns FRB stock with a book value of approximately $1 million. Being an equity investment, the stock has no maturity. There is no public market for this investment. The last dividend paid was 6.00% in December of 2012.

As a member of the Federal Home Loan Bank (the “FHLB”), the Bank owns 15,581 shares of FHLB stock with a book value of approximately $2 million as of December 31, 2012. Being an equity investment, the stock has no maturity. There is no public market for this investment. The last dividend paid was 4.50% in November of 2012.

The Company evaluates securities for OTTI at least quarterly, and more frequently when economic or market conditions warrant. For securities with unrealized losses, the Company considers the extent and duration of the unrealized loss, and the financial condition and near-term prospects of the issuer. The Company also assesses whether it intends to sell, or if it is more likely than not that it will be required to sell, a security with an unrealized loss before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the entire difference between amortized cost and fair value is recognized as an impairment through a charge to earnings. For debt securities that do not meet these criteria, the amount of impairment is split into two components: 1) OTTI related to credit loss, which must be recognized in the statement of income and 2) OTTI related to other factors, which is recognized in other comprehensive income (loss). The credit loss is defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis. For equity securities, the entire amount of impairment is recognized through earnings. The Company did not recognize any OTTI-related charges during 2012.

As part of management’s efforts to reduce overall balance sheet risk, the Company sold two private label CMOs during the third quarter of 2012 that had been in a continuous loss position for twelve months or longer. These securities had previously been written down by $1.1 million in the fourth quarter of 2011 due to OTTI evident at that time. The Company owns no other private label CMOs.

The Company has no exposure to sovereign debt of other nations.

Loan Portfolio

The following table categorizes total loans at December 31: (dollars in thousands)

	2012		2011		2010		2009		2008
Commercial and industrial	$168,709	21.6%	$206,652	21.3%	$248,750	22.4%	$259,565	22.4%	$220,946	20.1%
Commercial real estate	369,271	47.3	428,646	44.2	431,179	38.8	375,652	32.4	352,502	32.2
Real estate construction	15,469	2.0	49,704	5.1	82,720	7.4	133,431	11.5	131,889	12.1
Residential mortgages (1st and 2nd liens)	146,575	18.8	160,619	16.6	195,993	17.6	214,501	18.5	216,127	19.8
Home equity	66,468	8.5	79,684	8.2	84,696	7.6	82,808	7.1	75,654	6.9
Consumer and other loans	14,288	1.8	44,349	4.6	68,941	6.2	94,422	8.1	96,403	8.9
Total loans	$780,780	100.0%	$969,654	100.0%	$1,112,279	100.0%	$1,160,379	100.0%	$1,093,521	100.0%

Loans totaled $781 million in 2012, down 19.5% from $970 million in 2011. Loans secured by commercial real estate amounted to $369 million and comprised 47.3% of the loan portfolio, the largest single component, down 13.9% from $429 million in 2011. Commercial and industrial loans followed at $169 million, down 18.4% from $207 million at the end of 2011. These loans are made to small local businesses throughout Suffolk County. Commercial loan balances are seasonal, particularly in the Hamptons where retail inventories rise in the spring and decline by autumn. The remaining significant components of the loan portfolio, versus their comparable 2011 year-end balances, are residential mortgages at $147 million, down 8.7% from $161 million; home equity loans at $66 million, down 16.6% from $80 million; and construction loans at $15 million, down 68.9% from $50 million. Construction loans decreased primarily due to the projects securing approximately $7 million of these loans being completed and moved into permanent financing. In addition, the Company sold $11 million of impaired construction loans and received paydowns of approximately $15 million on various construction loans. Consumer loans are a declining part of the portfolio and include indirect, dealer-generated automobile loans. Other loans consist primarily of advances under lines of credit.

The overall decrease in the loan portfolio at December 31, 2012 as compared to 2011 is largely a result of sales of non-performing and classified loans in June, September and December 2012 with a book value of $85 million for aggregate proceeds of $57 million. Following the completion of the loan sales, the Bank’s total non-performing loans were $16 million, or 2.1% of total loans, at December 31, 2012, down from $81 million or 8.3% of total loans at the end of 2011. The Company believes that this aggressive disposition of its legacy credit issues significantly expedites what otherwise would likely have been a multi-year workout process largely dependent on the delayed foreclosure process currently in place in Suffolk County.

The following table presents the contractual maturities of selected loans and the sensitivities of those loans to changes in interest rates at December 31, 2012: (in thousands)

	One Year or Less	One Through Five Years	Over Five Years	Total
Commercial and industrial	$108,110	$57,128	$3,471	$168,709
Real estate construction	14,376	1,093	-	15,469
Total	$122,486	$58,221	$3,471	$184,178

Loans maturing after one year with:
Fixed interest rate		$43,760	$3,153	$46,913
Variable interest rate		$14,461	$318	$14,779

Non-Performing Loans

Non-performing loans are defined as non-accrual loans and loans 90 days past due and still accruing. Generally, recognition of interest income is discontinued when reasonable doubt exists as to whether interest can be collected. Ordinarily, loans no longer accrue interest when 90 days past due. When a loan stops accruing interest, all interest accrued in the current year, but not collected, is reversed against interest income in the current year. Loans start accruing interest again when they become current as to principal and interest, and when, in the opinion of management, they can be collected in full.

The following table shows non-accrual loans, loans 90 days past due and still accruing, and restructured loans less than 90 days past due at December 31: (in thousands)

	2012	2011	2010	2009	2008
Loans accruing but past due contractually 90 days or more	$-	$-	$-	$173	$699
Loans not accruing interest	16,435	80,760	28,991	19,124	4,185
Restructured loans less than 90 days past due	288	-	493	10,075	-
Total	$16,723	$80,760	$29,484	$29,372	$4,884
Total non-accrual loans and restructured loans past due less than 90 days as of December 31, 2012 amounted to $17 million, down 79.3% from $81 million in 2011.  The decrease was predominantly related to the aforementioned loan sales.

Interest on loans that are no longer accruing interest would have amounted to approximately $854 thousand for 2012 under the contractual terms of those loans. The Company has a formal procedure for internal credit review to more precisely identify risk and exposure in the loan portfolio. With a new and highly experienced workout team in place and improved underwriting, loan review, and early warning systems implemented over the past year, management expects to see a continued reduction in criticized and classified assets in future periods.

A loan is impaired when, based on current information and events, it is probable that an institution will be unable to collect all amounts due according to the original contractual terms of the loan agreement.  Management has determined that all TDRs and all non-accrual loans are impaired; however, non-accrual loans with an impaired balance of $250 thousand or less will be evaluated under the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 450 with other groups of smaller or homogeneous loans with similar risk characteristics.  Management will use judgment to determine if there are other loans outside of these two categories that fit the definition of impaired.

When a loan is impaired under ASC 310-10, impairment is measured by one of three permitted methodologies:

1. Present value of expected future cash flows, including balloon payments, if any, discounted at the loan’s contractual interest rate:  The estimate of future cash flows is based on reasonable and supportable assumptions and projections, documented on the ASC 310-10 worksheet. The present value of an impaired loan’s expected future cash flows will change from one reporting period to the next because of the passage of time coupled with the revised estimates in the amount or timing of the cash flows.

2. Fair value of collateral: This method is used when a loan is collateral dependent and the liquidation of collateral will satisfy the loan. Consideration will be given to the current market value discounted for the estimated expenses to sell the property. These expenses may include costs to sell, such as unpaid property taxes, legal costs and environmental clean-up costs.

3. Observable market price of the loan: This method is used when there is a specific contract to purchase the property or some other evidence of an observable market value.

While every non-performing loan is evaluated individually, not every loan requires a specific reserve. Specific reserves fluctuate based on change in the underlying loans, anticipated sources of repayments, and charge-offs.  Reserves allocated to impaired loans were $1 million and $11 million as of December 31, 2012 and December 31, 2011, respectively. At December 31, 2012, impaired loans totaling $18 million were deemed to require no specific reserves.

The Company evaluates classified and criticized loans that are not impaired by categorizing loans by type of risk and applying reserves based on loan type and corresponding risk. The Company also records reserves on non-criticized and non-classified loan balances. This represents a general allowance for homogeneous loan pools where the loans are not individually evaluated for impairment, though rated according to loan product type and risk rating. This amount is determined by applying historical loss factors to pools of loans within the portfolio having similar risk characteristics.

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

For performing loans, an estimate of adequacy is made by applying the sum of the historical losses and the effects of the qualitative factors specific to the portfolio to the period-end balances. Consideration is also given to the loan type and collateral supporting the loans with particular attention paid to commercial real estate construction loans, due to the inherent risk of this type of loan. Allocated and general reserves are available for any identified loss.

For non-accrual loans, cash receipts are applied entirely against principal until the loan has been collected in full, after which time, any additional cash receipts are recognized as interest income. When, in management's judgment, the borrower's ability to make required interest and principal payments resumes and collectability is no longer in doubt, the loan is returned to accrual status. When interest accruals are suspended, accrued interest income is reversed and charged to earnings.

During the years ended December 31, 2012, 2011 and 2010, interest income totaling $1.5 million, $4.4 million, and $4.6 million, respectively, was recognized on impaired loans.

Restructured loans totaling $17 million and $26 million at December 31, 2012 and 2011, respectively, are considered impaired loans. The decrease in restructured loans in 2012 is the result of the aforementioned loan sales. Included in non-performing loans are restructured loans of $7 million at December 31, 2012 that are no longer accruing interest. Subsequent to restructure, there were no advances funded on non-performing restructured loans outstanding as of December 31, 2012.

As of December 31, 2012 and December 31, 2011, non-performing restructured loans totaled $7 million and $25 million, respectively. The loans that have been restructured have been modified as to interest rate, due dates, or extension of the maturity date. Restructured loans are considered to be non-accrual loans, if at the time of restructuring the loan was deemed non-accrual. Once a sufficient amount of time has passed, generally six months, if the restructured loan has performed under the modified terms, the loan is returned to accrual status. In addition to the passage of time, the Company also considers the collateral value and the ability of the borrower to continue to make payments in accordance with the modified terms.

During the year ended December 31, 2012, the Company acquired one commercial real estate OREO which was recorded at $372 thousand, its fair value less estimated selling costs. The carrying value of the Company’s two OREO properties, both commercial real estate, was approximately $2 million at December 31, 2012.

As of December 31, 2012, classified loans amounted to 7.3% of total loans, as compared with 19.9% at December 31, 2011. The significant reduction in classified loans experienced in 2012 resulted principally from the previously noted bulk sales of $85 million in loans coupled with ratings upgrades due to the improved financial condition of many borrowers.

The following table presents information regarding real estate construction loans: (dollars in thousands)

	December 31, 2012				December 31, 2011
	Balance	Non-performing	Impaired	Allowance	Balance	Non-performing	Impaired	Allowance
	Outstanding	Balance	Balance	Allocation	Outstanding	Balance	Balance	Allocation
Real estate construction loans	$15,469	$1,961	$1,961	$166	$49,704	$6,978	$19,251	$623
Total loans	$780,780	$16,435	$26,956	$17,781	$969,654	$80,760	$135,100	$39,958
Real estate construction loans as % of total loans	1.98%	11.93%	7.27%	0.93%	5.13%	8.64%	14.25%	1.56%

The following table presents information on non-performing real estate construction loans and accompanying collateral value: (dollars in thousands)

	December 31, 2012			December 31, 2011
	Non- performing Balance	Total Collateral Value	Loan to Value Ratio	Non- performing Balance	Total Collateral Value	Loan to Value Ratio
Real estate construction loans	$1,961	$3,661	54%	$6,978	$6,715	104%

Real estate construction loans as a percentage of the total loan portfolio have decreased substantially since December 31, 2011 as many of these loans were sold or charged off. The Company has de-emphasized lending of this type over the past three years.

The Company recorded a provision for loan losses for the year ended December 31, 2012 of $8.5 million, a decrease of $16.4 million or 65.8% from $24.9 million for the year ended December 31, 2011. During the year ended December 31, 2012, the Company recorded $30.7 million in net loan charge-offs, an increase of $17.4 million from $13.3 million for the year ended December 31, 2011. The increase in net charge-offs in 2012 is primarily the result of the aforementioned loan sales. Net charge-offs related to the loan sales during 2012 were $28.6 million, primarily commercial real estate and commercial and industrial loans. Management believes that the allowance for loan losses balance of $18 million, or 2.28% of total loans at December 31, 2012, was adequate based on its review of overall credit quality indicators and ongoing loan monitoring processes.

Summary of Loan Losses and Allowance for Loan Losses

The allowance for loan losses is determined by continuous analysis of the loan portfolio. That analysis includes changes in the size and composition of the portfolio, historical loan losses, industry-wide losses, current and anticipated economic trends, and details about individual loans. It also includes estimates of the actual value of collateral and other possible sources of repayment. There can be no assurance that the allowance is, in fact, adequate. When a loan, in full or in part, is deemed uncollectible, it is charged against the allowance. This happens when it is well past due and the borrower has not shown the ability or intent to make the loan current, or the borrower does not have sufficient assets to pay the debt, or the value of the collateral is less than the balance of the loan and is not considered likely to increase soon. Residential real estate, consumer loans, and commercial loans with balances of less than $250 thousand are analyzed as a group and not individually because of the large number of loans, small balances and historically low losses in these categories. In the future, the provision for loan losses and related allowance for loan losses balance may change as a percentage of total loans. The percentage of net charge-offs to average loans during 2012 was 3.57%, compared to 1.31% in 2011, and 1.42% during 2010. Excluding loan sale related charge-offs, this ratio would have been 0.24% in 2012. The ratio of the allowance for loan losses to total loans, net of unearned discount, was 2.28% at December 31, 2012, down from 4.12% in 2011.

A summary of transactions in the allowance for loan losses follows: (dollars in thousands)

Year ended December 31,	2012	2011	2010	2009	2008
Allowance for loan losses, January 1,	$39,958	$28,419	$12,333	$9,051	$7,672

Loans charged-off:
Commercial and industrial	8,534	9,490	8,501	806	694
Commercial real estate	15,794	4,059	2,788	-	-
Real estate construction	3,671	232	3,548	-	-
Residential mortgages (1st and 2nd liens)	3,727	411	769	-	-
Home equity	1,953	191	315	-	-
Consumer	267	214	317	404	337
Total Charge-offs	33,946	14,597	16,238	1,210	1,031

Loans recovered after being charged-off:
Commercial and industrial	2,456	781	69	41	155
Real estate construction	340	415	-	-	-
Residential mortgages (1st and 2nd liens)	115	3	-	-	-
Home equity	246	2	-	-	-
Consumer	112	97	118	176	234
Total recoveries	3,269	1,298	187	217	389
Net loans charged-off	30,677	13,299	16,051	993	642
Reclass to allowance for contingent liabilities	-	(50)	51	-	(29)
Provision for loan losses	8,500	24,888	32,086	4,275	2,050
Allowance for loan losses, December 31,	$17,781	$39,958	$28,419	$12,333	$9,051

Year ended December 31,	2012	2011	2010	2009	2008
Loans:
Average	$859,790	$1,012,835	$1,129,917	$1,107,294	$1,021,476
At end of period	780,780	969,654	1,112,279	1,160,379	1,093,521
Non-performing loans/total loans (1)	2.10%	8.33%	2.61%	1.66%	0.45%
Non-performing assets/total assets	1.17	5.56	2.16	1.73	0.31
Net charge-offs/average total loans	3.57	1.31	1.42	0.09	0.06
Allowance for loan losses/total loans (1)	2.28	4.12	2.56	1.06	0.83

(1)	Excluding loans held-for-sale.

The Company considers the determination of the allowance for loan losses to involve a higher degree of judgment and complexity than its other significant accounting policies. The Company maintains an allowance for loan losses at a level that management believes will be adequate to absorb probable incurred losses on existing loans that may become uncollectible based on evaluations of collectability. The Company’s underwriting standards generally require a loan-to-value ratio of 75% or less, and when applicable, a debt coverage ratio of at least 120%, at the time a loan is originated. The Company has not been directly affected by the increase in defaults of sub-prime mortgages as the Company does not originate or hold in portfolio sub-prime mortgages. The allowance for loan loss analysis includes changes in the size and composition of the portfolio, the Company’s own historical loan losses, current and anticipated economic trends, and details about individual loans. It also includes estimates of the actual value of collateral, other possible sources of repayment and estimates that are susceptible to significant adjustment due to changes in appraisal values of collateral, national and regional economic conditions, and other factors. In assessing the adequacy of the allowance, the Company reviews its loan portfolio by separate categories which have similar risk and collateral characteristics; e.g. commercial loans, commercial real estate, construction loans, residential mortgages, home equity loans, and consumer loans. Management conducts a quarterly analysis of the loan portfolio which evaluates any loan designated as having high risk including, but not limited to, loans classified as “Substandard” or “Doubtful” as defined by regulation, loans criticized internally or designated as “Special Mention,” delinquencies, expirations, overdrafts, loans to customers having experienced recent operating losses and loans identified by management as impaired. The analysis is performed to determine the amount of the allowance which would be adequate to absorb probable incurred losses contained in the loan portfolio. The analytical process is regularly reviewed and adjustments may be made based on the assessments of internal and external influences on credit quality. During 2011 and 2010, the Company experienced an increase in classified and criticized loans as a result of the deterioration of the economy and resulting failure of businesses, devaluation of assets, and the effect on customers’ ability or willingness to service debt.

During 2012, management was able to complete the final steps needed to clean up the Company’s legacy credit issues and significantly reduce the level of criticized and classified loans in the Company’s portfolio. With the completion of the previously noted loan sales and $25 million capital raise, the Company was able to complete an aggressive balance sheet clean up in less than one year. Pursuant to the Agreement with the OCC, management has made substantial progress in developing and implementing a written program for the maintenance of an adequate allowance for loan losses. The Company has devoted substantial management resources including a formal committee to discuss and review the adequacy of the allowance at least quarterly. The Company also implemented certain changes in its internal controls with respect to credit administration and credit risk management, primarily with regard to risk-rating as well as with respect to the timing and recognition of charge-offs, impaired loans, and classified loans.

The following table summarizes the allowance for loan losses allocated by loan type: (dollars in thousands)

		% of		% of		% of		% of		% of
As of December 31,	2012	Total	2011	Total	2010	Total	2009	Total	2008	Total
Commercial and industrial	$7,257	40.8%	$25,080	62.8%	$13,826	48.6%	$5,421	44.0%	$3,875	42.8%
Commercial real estate	7,220	40.6	11,029	27.6	9,226	32.5	3,644	29.5	2,780	30.7
Real estate construction	166	0.9	623	1.6	3,177	11.2	1,258	10.2	875	9.7
Residential mortgages (1st and 2nd liens)	1,851	10.4	2,401	6.0	519	1.8	1,154	9.4	538	5.9
Home equity	1,065	6.0	512	1.3	1,392	4.9	280	2.3	436	4.8
Consumer	222	1.3	313	0.7	279	1.0	471	3.8	384	4.2
Allocated to general pool	-	-	-	-	-	-	105	0.9	163	1.9
Allowance for loan losses	$17,781	100.0%	$39,958	100.0%	$28,419	100.0%	$12,333	100.0%	$9,051	100.0%

The Company believes the allowance is adequate to absorb probable incurred losses in the loan portfolio; however the determination of the allowance is inherently subjective, as it requires estimates, all of which may be subject to significant change. When a loan, in full or in part, is deemed uncollectible, it is charged against the allowance. This happens when it is past due and the borrower has not shown the ability or intent to make the loan current, the borrower does not have sufficient assets to pay the debt, or the value of the collateral is less than the balance of the loan and not considered likely to improve soon. In the future, the allowance for loan losses may change as a percentage of total loans. To the extent actual performance differs from management’s estimates, additional provisions for loan losses may be required that would reduce or may substantially reduce earnings in future periods, and no assurances can be given that the Company will not sustain loan losses, in any particular period, that are sizable in relation to the allowance for loan losses.

Deposits

Average total deposits declined by 2.6% to $1.4 billion in 2012. Average demand deposits increased by 7.0% in 2012 to $555 million from $518 million a year ago. Demand deposits represented 41% of average total deposits in 2012, up from 37% in 2011.

Average interest-bearing deposits decreased to $803 million in 2012, down 8.2% from $874 million in 2011. The cost of average interest-bearing deposits decreased to 46 basis points during 2012 from 60 basis points during 2011 and 87 basis points during 2010. Savings, N.O.W., and money market deposits decreased during 2012, averaging $547 million, down 7.0% from $589 million in 2011. Average time deposits of less than $100 thousand totaled $82 million, down 10.2% from $91 million in 2011. Average time deposits of $100 thousand or more totaled $173 million, down 10.9% from $195 million during 2011. The Bank has an agreement with Promontory Interfinancial Network, LLC, for the purpose of gathering deposits through their Certificate of Deposit Account Registry Service (“CDARS”) program. As of December 31, 2012, the Bank had $13 million in such brokered certificates of deposit, down from $15 million as of December 31, 2011. A portion of the Bank’s demand deposits are reclassified as saving accounts on a daily basis. The sole purpose of the reclassification is to reduce the non-interest-bearing reserve balances that the Bank is required to maintain with the FRB, and thereby increase funds available for investment. Although these balances are classified as saving accounts for regulatory purposes, they are included in demand deposits in the accompanying consolidated statements of condition.

The following table classifies average deposits for each of the periods indicated: (dollars in thousands)

	2012		2011		2010
		Average		Average		Average
	Average	Rate Paid	Average	Rate Paid	Average	Rate Paid
Demand deposits	$554,617	-%	$518,499	-%	$504,680	-%
Saving deposits	260,910	0.16	256,169	0.18	253,603	0.28
N.O.W. & money market deposits	286,480	0.27	332,339	0.45	348,351	0.76
Time certificates of $100,000 or more	173,478	0.90	194,672	1.04	219,822	1.33
Other time deposits	81,863	1.17	91,149	1.41	104,282	1.72
Total deposits	$1,357,348	0.27%	$1,392,828	0.38%	$1,430,738	0.56%

At December 31, 2012, the remaining maturities of time certificates of $100 thousand or more were as follows: (in thousands)

3 months or less	$110,223
Over 3 through 6 months	13,995
Over 6 through 12 months	17,439
Over 12 months	24,074
Total	$165,731

Borrowings

The Company uses both short-term and long-term funding when it is advantageous to do so in comparison with other alternatives. Borrowings include lines of credit for federal funds with correspondent banks, securities sold under agreements to repurchase, and FHLB borrowings. Borrowings averaged $57 thousand during 2012, down from $20 million in 2011. The Company had no borrowings outstanding at December 31, 2012 or December 31, 2011. In June 2011, the Company prepaid a $40 million term borrowing from the FHLB incurring a $1.0 million penalty.

The following table summarizes borrowings: (dollars in thousands)

	Federal Home Loan Bank Borrowings		Federal Funds Purchased
	2012	2011	2012	2011
December 31, balance	$-	$-	$-	$-
Weighted-average interest rate on balances outstanding	-%	-%	-%	-%
Maximum amount outstanding at any month-end	$-	$40,000	$-	$-
Daily average outstanding	27	20,142	30	128
Average interest rate paid	0.39%	3.24%	0.55%	0.78%

Contractual and Off-Balance Sheet Obligations

Following is a table describing certain liabilities not included in the Company’s December 31, 2012 consolidated statement of condition as well as borrowings and time deposits in the period in which they are due: (in thousands)

Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Time deposits	$243,731	$197,863	$27,277	$18,591	$-
Operating lease obligations	8,613	1,674	3,311	2,343	1,285
Capital lease obligations	7,008	302	628	670	5,408
Performance and financial letters of credit	19,081	18,652	429	-	-
Total	$278,433	$218,491	$31,645	$21,604	$6,693

The Company has not used, and has no intention to use, any significant off-balance-sheet financing arrangements for liquidity purposes. Its primary financial instruments with off-balance-sheet risk are limited to loan servicing for others and obligations to fund loans to customers pursuant to existing commitments.

Capital Resources

The Company strives to maintain an efficient level of capital, commensurate with its risk profile, on which a competitive rate of return to stockholders will be realized over both the short and long term. Capital is managed to enhance stockholder value while providing flexibility for management to act opportunistically in a changing marketplace. In determining an optimal capital level the Company also  considers the  capital  levels of  its  peers  and  the  evaluations of  its  primary regulators. Management continually evaluates the Company’s capital position in light of current and future growth objectives and regulatory guidelines. Total stockholders’ equity amounted to $164 million at December 31, 2012 and $137 million at December 31, 2011, the increase largely attributable to the Company’s $25 million private placement of common stock during the third quarter of 2012.

The Company and the Bank are subject to regulatory capital requirements. For the Bank to be considered “well capitalized,” the following minimum capital ratios must be met: 10.00% total risk-based capital, 6.00% Tier 1 risk-based capital, and 5.00% Tier 1 leverage capital. The Bank is also subject to individual minimum capital ratios established by the OCC requiring the Bank to maintain a Tier 1 leverage capital ratio of at least 8.00% of adjusted average assets, a Tier 1 risk-based capital ratio of at least 10.50% of risk-weighted assets, and a total risk-based capital ratio at least equal to 12.00% of risk-weighted assets.

The Company did not repurchase any shares of its common stock during 2012 or 2011 under the existing stock repurchase plan. Repurchase of shares will only occur if management believes that the purchase will be at prices that are accretive to earnings per share and is the most efficient use of the Company’s capital.

The Company completed a successful $25 million private placement of its common stock with several institutional investors and certain of the Company’s directors and officers in September 2012. The institutional investors purchased 1,783,000 shares of common stock at a price of $13.50 per share. Certain of the Company’s directors and officers purchased 56,533 shares of common stock at $16.44 per share. A total of 34,502 shares of the Company’s common stock were issued during 2011. Of this number, 32,614 were issued pursuant to the dividend reinvestment and optional cash purchase plan which is currently inactive. No stock options were exercised in 2012. Stock options for 5,000 shares were exercised in 2011.

The Company’s TCE ratio was 9.96% at December 31, 2012 compared to 9.05% at December 31, 2011. The ratio of tangible common equity to tangible assets is calculated by dividing total common stockholders’ equity by total assets, after reducing both amounts by intangible assets. The TCE ratio is not required by U.S. GAAP or by applicable bank regulatory requirements, but is a metric used by management to evaluate the adequacy of the Company’s capital levels. Since there is no authoritative requirement to calculate the TCE ratio, the TCE ratio is not necessarily comparable to similar capital measures disclosed or used by other companies in the financial services industry. Tangible common equity and tangible assets are non-GAAP financial measures and should be considered in addition to, not as a substitute for or superior to, financial measures determined in accordance with U.S. GAAP or as required by bank regulatory agencies. Set forth below are the reconciliations of tangible common equity to U.S. GAAP total common stockholders’ equity and tangible assets to U.S. GAAP total assets at December 31, 2012 (in thousands):

Total stockholders' equity	$163,985	Total assets	$1,622,464
Less: intangible assets	(2,670)	Less: intangible assets	(2,670)
Tangible common equity	$161,315	Tangible assets	$1,619,794

All dividends must conform to applicable statutory requirements. The Company’s ability to pay dividends depends on the Bank’s ability to pay dividends. Under 12 USC 56-9, a national bank may not pay a dividend on its common stock if the dividend would exceed net undivided profits then on hand. Further, under 12 USC 60, a national bank must obtain prior approval from the OCC to pay dividends on either common or preferred stock that would exceed the bank’s net profits for the current year combined with retained net profits (net profits minus dividends paid during that period) of the prior two years. The ability of the Bank to pay dividends to the Company is subject to certain regulatory restrictions. Generally, dividends declared in a given year by a national bank are limited to its net profit, as defined by regulatory agencies, for that year, combined with its retained net income for the preceding two years, less any required transfer to surplus or to fund for the retirement of any preferred stock of which the Bank has none as of December 31, 2012. A national bank also may not pay dividends in an amount greater than its undivided profits, and a national bank may not declare any dividends if such declaration would leave the bank inadequately capitalized. In addition, under the Agreement the Bank is required to establish a dividend policy that will permit the declaration of a dividend only when the Bank is in compliance with its capital program and with the prior written determination of no supervisory objection by the OCC. Therefore, the ability of the Bank to declare dividends will depend on its future net income and capital requirements and the prior approval of the OCC and FRB. At December 31, 2012, no funds were available for dividends from the Bank to the Company.

Risk-Based Capital and Leverage Guidelines

The FRB’s risk-based capital guidelines call for bank holding companies to require minimum ratios of capital to risk-weighted assets, which include certain off-balance-sheet activities, such as standby letters of credit. The guidelines define capital as being “core,” or “Tier 1” capital, which includes common stockholders’ equity; a limited amount of perpetual preferred stock; minority interest in unconsolidated subsidiaries, less goodwill; or “supplementary” or “Tier 2” capital, which includes subordinated debt, redeemable preferred stock, and a limited amount of the allowance for loan losses. All bank holding companies must meet a minimum ratio of total qualifying capital to risk-weighted assets of 8.00%, of which at least 4.00% should be in the form of Tier 1 capital. The Company’s ratios of core capital and total qualifying capital (core capital plus Tier 2 capital) to risk-weighted assets were 16.89% and 18.15%, respectively, at December 31, 2012. The Bank is also subject to individual minimum capital ratios established by the OCC requiring the Bank to maintain a Tier 1 capital ratio of at least equal to 8.00% of adjusted average assets, to maintain a Tier 1 capital ratio at least equal to 10.50% of risk-weighted assets, and to maintain a total risk based capital ratio at least equal to 12.00% of risk-weighted assets. At December 31, 2012, the Bank met all three capital ratios as its Tier 1 leverage capital ratio was 9.74% of adjusted average assets, Tier 1 risk-based capital ratio was 16.79% of risk-weighted assets, and the total risk-based capital ratio was 18.05% of risk-weighted assets.

Critical Accounting Policies, Judgments, and Estimates

The Company’s accounting and reporting policies conform to U.S. GAAP and general practices within the financial services industry. The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates.

Allowance  for Loan  Losses  -  In  management’s opinion, one  of  the  most  critical  accounting policies impacting the Company’s financial statements is the evaluation of the allowance for loan losses. The allowance for loan losses is a valuation allowance for probable incurred losses, increased by the provision for loan losses and recoveries, and decreased by loan charge-offs. For all classes of loans, when a loan, in full or in part, is deemed uncollectible, it is charged against the allowance for loan losses. This happens when the loan is past due and the borrower has not shown the ability or intent to make the loan current, or the borrower does not have sufficient assets to pay the debt, or the value of the collateral is less than the balance of the loan and is not considered likely to improve soon. The allowance for loan losses is determined by a continuous analysis of the loan portfolio. Such analysis includes changes in the size and composition of the portfolio, the Company’s own historical loan losses, industry-wide losses, current and anticipated economic trends, and details about individual loans. It also includes estimates of the actual value of collateral, other possible sources of repayment and estimates that are susceptible to significant changes due to changes in appraisal values of collateral, national and regional economic conditions and other relevant factors. All non-accrual loans over $250 thousand in the commercial and industrial, commercial real estate and construction loan classes and all TDRs are evaluated individually for impairment. Management will use judgment to determine if there are other loans outside of these two categories that fit the definition of impaired. All other loans are generally evaluated as homogeneous pools with similar risk characteristics.  In assessing the adequacy of the allowance for loan losses, management reviews the loan portfolio by separate classes that have similar risk and collateral characteristics; e.g., commercial and industrial, commercial real estate, construction, residential mortgages, home equity and consumer loans.

The allowance for loan losses consists of specific and general components. The specific component (ASC 310-10) relates to loans that are individually classified as impaired. Specific reserves are established based on an analysis of the most probable sources of repayment and liquidation of collateral. Impaired loans that are collateral dependent are reviewed based on their collateral and the estimated time required to recover the Company’s investment in the loans, as well as the cost of doing so, and the estimate of the recovery. Non-collateral dependent impaired loans are reviewed based on the present value of estimated future cash flows, including balloon payments, if any, using the loan’s effective interest rate. While every non-performing loan is evaluated individually, not every loan requires a specific reserve. Specific reserves fluctuate based on changes in the underlying loans, anticipated sources of repayment, and charge-offs. The general component (ASC 450-20) covers non-classified loans and is based on historical loss experience for each loan class from a trailing eight-quarter period (which period is expected to be expanded for future calculations) and modifying those percentages, if necessary, after adjusting for current qualitative and environmental factors that reflect changes in the collectability of the loan class not captured by historical loss data.  These factors augment actual loss experience and help estimate the probability of loss within the loan portfolio based on emerging or inherent risk trends. These qualitative factors are applied as an adjustment to historical loss rates and require judgments that cannot be subjected to exact mathematical calculation. There are no formulas for translating them into a specific basis point adjustment of the Company’s historical loss rate for a pool of loans having similar risk characteristics. These adjustments reflect management’s overall estimate of the extent to which current losses on a pool of loans will differ from historical loss experience. These adjustments are subjective estimates and management reviews them on a quarterly basis. TDRs are also considered impaired with impairment generally measured at the present value of estimated future cash flows using the loan’s effective interest rate at inception or using the fair value of collateral, less estimated costs to sell, if repayment is expected solely from the collateral.

Deferred Tax Assets and Liabilities – Deferred tax assets and liabilities are the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities, computed using enacted tax rates. Deferred tax assets are recognized if it is more likely than not that a future benefit will be realized. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized.  The realization of deferred tax assets (net of a recorded valuation allowance) is largely dependent upon future taxable income, future reversals of existing taxable temporary differences and the ability to carryback losses to available tax years. In assessing the need for a valuation allowance, the Company considers all relevant positive and negative evidence, including taxable income in carryback years, scheduled reversals of deferred tax liabilities, expected future taxable income and available tax planning strategies.

Other-Than-Temporary Impairment (“OTTI”) of Investment Securities – Management evaluates securities for OTTI on at least a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. For securities in an unrealized loss position, management considers the extent and duration of the unrealized loss, and the financial condition and near-term prospects of the issuer. Management also assesses whether it intends to sell, or it is more likely than not that it will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the entire difference between amortized cost and fair value is recognized as impairment through earnings. For debt securities that do not meet the aforementioned criteria, the amount of impairment is split into two components as follows: 1) OTTI related to credit loss, which must be recognized in the statement of operations and 2) OTTI related to other factors, which is recognized in other comprehensive income (loss). The credit loss is defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis. For equity securities, the entire amount of impairment is recognized through earnings. The Company did not record any OTTI-related charges during 2012.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Asset/Liability Management & Liquidity

The process by which financial institutions manage interest-earning assets and funding sources under different interest rate environments is called asset/liability management. The principal objective of the Company’s asset/liability management program is to maximize net interest income within an acceptable range of overall risk. Management must ensure that liquidity, capital, interest rate and market risk are prudently managed. Monitoring and managing this risk is a crucial part of the Company’s asset/liability management process. The program is governed by policies established by the Company’s Board of Directors. These policies are reviewed and approved at least annually. The Board of Directors delegates responsibility for asset/liability management to the Asset/Liability Management Committee (“ALCO”). The ALCO then develops guidelines and strategies to implement the policies. The ALCO includes members of the Board of Directors as well as executive and senior officers of the Bank. It uses computer simulations to quantify interest rate risk and to project liquidity. The simulations also help the ALCO to develop contingent strategies to increase net interest income. The ALCO assesses the impact of any change in strategy on the Company’s ability to make loans and repay deposits. The Company has not used forward contracts or interest rate swaps to manage interest rate risk.

Liquidity management is defined as both the Company’s and the Bank’s ability to meet their financial obligations on a continuous basis without material loss or disruption of normal operations. These obligations include the withdrawal of deposits on demand or at their contractual maturity, the repayment of borrowings as they mature, funding new and existing loan commitments and the ability to take advantage of business opportunities as they arise. The Company and the Bank manage liquidity to ensure that it has funds available, at a reasonable cost, to disburse funds as it becomes necessary, both in the ordinary course of business, and under extraordinary circumstances. Liquidity is measured and monitored regularly, thereby allowing management to better understand and react to emerging balance sheet trends, including temporary mismatches with regard to sources and uses of funds after assessing actual and projected cash flow needs.

The Bank’s most liquid assets are cash and cash equivalents, securities available for sale, and securities held to maturity due within one year. The amounts of these assets are dependent upon the Bank’s operating, financing, lending, and investing activities during any given period. Other sources of liquidity include principal repayments and maturities of loans and investment securities, lines of credit with other financial institutions including the FHLB, growth in core deposits, and sources of wholesale funding such as brokered certificates of deposit and eligibility for lines at the FRB. Scheduled loan amortization, maturing securities, and short-term investments are relatively predictable sources of funds, whereas deposit flows and prepayments of loans and mortgage-backed securities are influenced by general interest rates, economic conditions, and competition, and may vary accordingly. The Bank adjusts its liquidity position to fund seasonal deposit outflows and increased loan demand, and to pursue asset and liability management objectives, by seeking to obtain funding at the most economical cost.  The Bank relies primarily on its deposits, obtained through 30 full-service branches that serve its market area, as well as local municipal deposits.

During 2012, the Bank’s total deposits increased by 9.1% to $1.4 billion when compared to 2011. Total core deposits increased 12.3% to $1.2 billion. Demand deposits increased 17.1%, and saving, N.O.W. and money market deposits increased by 7.7% during 2012. Partially offsetting the increases in the aforementioned core deposit categories was a 4.4% decrease in time deposits to $244 million at December 31, 2012.  If additional funding is needed, the Bank’s Asset/Liability and Funds Management Policy allows for wholesale borrowings of up to 25% of total assets. At December 31, 2012, the Bank had access to both secured and unsecured lines of credit from two correspondent banks in the amounts of $11 million and $10 million respectively, which provides for short-term credit for liquidity. No amounts were outstanding on these lines. The Bank is also a member of the FHLB and may borrow using as collateral unencumbered investment securities and residential and commercial mortgages owned by the Bank. At December 31, 2012, the Bank had pledged collateral giving it the capacity to borrow approximately $85 million from FHLB.  No amount was outstanding on this facility on December 31, 2012. Included in the wholesale borrow limits above, the Bank has the ability to access the brokered deposit market in amounts up to 10% of total assets.  At December 31, 2012, the Bank’s brokered deposits limit was $162 million of which $13 million was outstanding.  There were no securities sold under agreements to repurchase outstanding on December 31, 2012.

Interest Rate Sensitivity

Interest rate “sensitivity” is determined by the date when each asset and liability in the Company’s portfolio can be repriced. Sensitivity increases when interest-earning assets and interest-bearing liabilities cannot be repriced at the same time. While this analysis presents the volume of assets and liabilities re-pricing in each period of time, it does not consider how quickly various assets and liabilities might actually be repriced in response to changes in interest rates. Management reviews its interest rate sensitivity regularly and adjusts its asset/liability management strategy accordingly. Because the interest rates of assets and liabilities vary according to their maturity, management may selectively mismatch the re-pricing of assets and liabilities to take advantage of temporary or projected differences between short- and long-term interest rates.

The accompanying table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at December 31, 2012 (dollars in thousands) which, based upon certain assumptions, are expected to reprice or mature in each of the time frames shown. When monitoring its interest-sensitivity gap position, management recognizes that these static measurements do not reflect the results of any projected activity and are best utilized as early indicators of potential interest rate exposures. Rather, management relies on net interest income simulation analysis to manage the Company's asset/liability position on a dynamic repricing basis.

	0 to 3	4 to 6	7 to 12	More Than	Not Rate
Maturity	Months	Months	Months	1 Year	Sensitive	Total
Interest-earning assets
Loans (1)	$246,173	$52,534	$80,033	$385,918	$16,122	$780,780
Federal Reserve Bank & Federal
Home Loan Bank stock (2)	-	-	-	-	3,043	3,043
Investment securities (3)	51,549	42,711	42,361	273,767	-	410,388
Interest-bearing deposits with banks & fed funds sold	305,370	-	-	-	-	305,370
Total interest-earning assets	$603,092	$95,245	$122,394	$659,685	$19,165	$1,499,581

Interest-bearing liabilities
Savings, N.O.W. & money market accounts (4)	$223,475	$14,664	$27,504	$306,620	$-	$572,263
Time deposits (5)	137,451	27,990	32,413	45,877	-	243,731
Total interest-bearing liabilities	$360,926	$42,654	$59,917	$352,497	$-	$815,994
Gap	$242,166	$52,591	$62,477	$307,188	$19,165	$683,587
Cumulative difference between interest-earning assets and interest-bearing liabilities	$242,166	$294,757	$357,234	$664,422	$683,587
Cumulative difference/total assets	14.93%	18.17%	22.02%	40.95%	42.13%

(1)	Based on contractual maturity and instrument repricing date if applicable; projected prepayments and prepayments of principal based on experience.
(2)	FRB and FHLB stock is not considered rate sensitive.
(3)	Based on contractual maturity, instrument repricing dates if applicable and projected prepayments.
(4)	Savings and N.O.W. accounts are assumed to decay at a rate of 17.1% per annum based on a 5 year average life. Money market accounts are included in the 0-3 month category.
(5)	Based on contractual maturity.

At December 31, 2012, interest-earning assets with maturities or repricing dates of less than one year exceed interest-bearing liabilities of similar timing. This is indicative of the Bank being in an “asset sensitive” position. This cumulative gap might result in increased net interest income if interest rates increase. If interest rates decline, net interest income may be reduced.

Interest Rate Risk

Interest rate risk is the potential adverse change to earnings or capital arising from movements in interest rates.  Interest rate risk arises from repricing risk, basis risk, yield curve risk and option risk, and is measured using financial modeling techniques including interest rate ramp and shock simulations. Interest rate risk depicts the sensitivity of earnings to changes in interest rates. As interest rates change, interest income and expense also change, thereby changing net interest income (“NII”). NII is the primary component of the Company’s earnings. The ALCO uses a detailed and dynamic model to quantify the effect of sustained changes in interest rates on NII. While the ALCO routinely monitors simulated NII sensitivity two years into the future, it uses other tools to monitor longer term interest rate risk. These simulations are used to determine whether corrective action may be warranted or required in order to adjust the overall interest rate risk profile of the Company.

Simulation modeling applies alternative interest rate scenarios to the Company’s balance sheet to estimate the related impact on NII. The use of simulation modeling assists management in its continuing efforts to achieve earnings stability in a variety of interest rate environments. The model results are compared to the Company’s asset/liability and interest rate risk management policy stating that projected NII over the next twelve months will not be reduced by more than 12.5% given a change in interest rates. NII was projected one year in the future, assuming no growth in assets or liabilities, under a 200 basis point change in interest rates upward and a 100 basis points change downward. In prior periods the earnings at risk was measured under a down 200 basis point scenario, however, at December 31, 2012, a down 100 basis point environment was analyzed due to the historically low interest rate environment as of the date of computation.

The Company may be considered “asset sensitive” when net interest income increases in a rising interest rate environment or decreases in a falling interest rate environment. Similarly, the Company may be considered “liability sensitive” when net interest income increases in a falling interest rate environment or decreases in a rising interest rate environment.

At December 31, 2012, the Company’s balance sheet was considered asset sensitive as a hypothetical decrease in interest rates would have a slightly negative impact on the percentage change in the Company’s net interest income; whereas, a hypothetical increase in interest rates would have a positive impact on the Company’s net interest income.

The following table presents the Company’s NII sensitivity at December 31, 2012.

Estimated NII Sensitivity
Rate Change	at December 31, 2012
+200 basis point rate ramp	5.7%
-100 basis point rate ramp	(1.3%)

These estimates should not be interpreted as the Company’s forecast, and should not be considered as indicative of management’s expectations for operating results. They are hypothetical estimates that are based on many assumptions including: the nature and timing of changes in interest rates, the shape of the “yield curve” (variations in interest rates for financial instruments of varying maturity at a given moment in time), prepayments on loans and securities, deposit outflows, pricing on loans and deposits, and the reinvestment of cash flows from assets and liabilities, among other things. While these assumptions are based on management’s best estimate of current economic conditions, the Company cannot give any assurance that they will actually predict results, nor can they anticipate how the behavior of customers and competitors may change in the future.

When appropriate, ALCO may use off-balance-sheet instruments such as interest rate floors, caps, and swaps to hedge its position with regard to interest rate risk. The Board of Directors has approved a hedging policy statement that governs the use of such instruments. At December 31, 2012, there were no derivative financial instruments outstanding.

Market Risk

Market risk is the possibility that a financial instrument will lose value as the result of adverse changes in market prices, interest rates, foreign currency exchange rates, commodity prices, or the prices of equity securities. The Company’s primary exposure to market risk is from changing interest rates. The Company’s operations are subject to market risk resulting from fluctuations in interest rates to the extent that there is a difference between the amounts of interest-earning assets and interest-bearing liabilities that are prepaid, withdrawn, mature, or repriced in any given period of time. The Company recognizes that changes in interest rates affect the underlying value of its assets, liabilities, and off-balance sheet instruments because the present value of future cash flows (and the cash flows themselves) change when interest rates change.

Economic Value of Equity (“EVE”) is defined as the present value of the Bank’s assets, less the present value of its liabilities, +/- the net present value of any off-balance sheet items. The Company’s earnings or the net value of its portfolio will change under different interest rate scenarios.  Management uses scenario analysis on a static basis to assess its equity value at risk by modeling the potential adverse changes in EVE arising from an immediate hypothetical shock in interest rates.

The following table presents the Company’s EVE sensitivity at December 31, 2012.

Estimated EVE Sensitivity
Rate Change	at December 31, 2012
+200 basis point shock	20.0%
-100 basis point shock	(17.9%)

When modeling EVE at risk, management recognizes the high degree of subjectivity when projecting long-term cash flows and reinvestment rates, and therefore uses EVE at risk as a relative indicator of interest rate risk. Accordingly, the Company does not set definitive policy limits over EVE at risk; however, the Company has set various policy level triggers at which successively heightened monitoring is required and, if necessary, steps will be taken to lower observed volatility of its EVE exposure.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Suffolk Bancorp
Riverhead, New York

We have audited the accompanying consolidated statements of condition of Suffolk Bancorp as of December 31, 2012 and 2011 and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2012.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Suffolk Bancorp at December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Suffolk Bancorp’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 11, 2013 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

New York, New York
March 11, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders of Suffolk Bancorp

We have audited the accompanying consolidated statements of operations, comprehensive income, changes in stockholders’ equity and cash flows of Suffolk Bancorp (a New York Corporation) and subsidiaries (the “Company”) for the year ended December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Suffolk Bancorp and subsidiaries for the year ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

/s/ Grant Thornton LLP

New York, New York
March 15, 2011 (except for Note 1(A) in the previously filed 2010 consolidated financial statements, which is not presented herein and is as of December 20, 2011)

SUFFOLK BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CONDITION
As of December 31, 2012 and December 31, 2011
(dollars in thousands except per share data)

	December 31,
	2012	2011
ASSETS
Cash and Cash Equivalents
Cash and Non-interest Bearing Deposits Due From Banks	$80,436	$73,651
Interest Bearing Deposits Due From Banks	304,220	98,908
Federal Funds Sold	1,150	-
Total Cash and Cash Equivalents	385,806	172,559
Federal Reserve Bank, Federal Home Loan Bank and Other Stock	3,043	2,536
Investment Securities:
Available for Sale, at Fair Value	402,353	299,204
Held to Maturity (Fair Value of $8,861 and $10,161, respectively)	8,035	9,315
Total Investment Securities	410,388	308,519
Loans	780,780	969,654
Allowance for Loan Losses	17,781	39,958
Net Loans	762,999	929,696
Loans Held-for-Sale	907	-
Premises and Equipment, Net	27,656	27,984
Deferred Taxes	11,385	18,465
Income Tax Receivable	5,406	5,421
Other Real Estate Owned ("OREO")	1,572	1,800
Accrued Interest and Loan Fees Receivable	4,883	6,885
Prepaid FDIC Assessment	74	1,843
Goodwill and Other Intangibles	2,670	2,437
Other Assets	5,675	6,082
TOTAL ASSETS	$1,622,464	$1,484,227
LIABILITIES & STOCKHOLDERS' EQUITY
Demand Deposits	$615,120	$525,379
Saving, N.O.W. & Money Market Deposits	572,263	531,544
Time Certificates of $100,000 or More	165,731	168,140
Other Time Deposits	78,000	86,809
Total Deposits	1,431,114	1,311,872
Unfunded Pension Liability	7,781	18,212
Capital Leases	4,688	4,737
Accrued Interest Payable	237	348
Other Liabilities	14,659	12,498
TOTAL LIABILITIES	1,458,479	1,347,667
COMMITMENTS AND CONTINGENT LIABILITIES
STOCKHOLDERS' EQUITY
Common Stock (par value $2.50; 15,000,000 shares authorized; 13,732,085 shares issued; 11,566,347 and 9,726,814 shares outstanding at December 31, 2012 and 2011, respectively)	34,330	34,330
Surplus	42,628	24,010
Retained Earnings	89,555	91,303
Treasury Stock at Par (2,165,738 and 4,005,271 shares at December 31, 2012 and 2011, respectively)	(5,414)	(10,013)
Accumulated Other Comprehensive Income (Loss), Net of Tax	2,886	(3,070)
TOTAL STOCKHOLDERS' EQUITY	163,985	136,560
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$1,622,464	$1,484,227

See accompanying notes to consolidated financial statements.

SUFFOLK BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2012, 2011 and 2010
(dollars in thousands except per share data)

	For the Years Ended December 31,
	2012	2011	2010
INTEREST INCOME
Loans and Loan Fees	$48,083	$61,844	$69,291
United States Treasury Securities	-	96	284
U.S. Government Agency Obligations	241	337	769
Obligations of States & Political Subdivisions	6,085	6,864	7,807
Collateralized Mortgage Obligations	4,696	5,839	7,691
Mortgage-Backed Securities	418	30	37
Corporate Bonds	204	-	-
Federal Funds Sold & Interest Bearing Deposits Due from Banks	599	232	28
Dividends	121	191	369
Total Interest Income	60,447	75,433	86,276

INTEREST EXPENSE
Saving, N.O.W. & Money Market Deposits	1,192	1,960	3,340
Time Certificates of $100,000 or More	1,567	2,029	2,915
Other Time Deposits	960	1,281	1,789
Interest on Borrowings	-	655	1,670
Total Interest Expense	3,719	5,925	9,714

Net Interest Income	56,728	69,508	76,562
Provision for Loan Losses	8,500	24,888	32,086
Net Interest Income After Provision for Loan Losses	48,228	44,620	44,476

NON-INTEREST INCOME
Service Charges on Deposit Accounts	3,932	3,898	4,806
Other Service Charges, Commissions & Fees	3,515	3,467	3,565
Fiduciary Fees	945	853	976
Gain on Sale of OREO	-	-	310
Net (Loss) Gain on Sale of Securities Available for Sale	(217)	1,648	375
Other-Than-Temporary Impairment on Securities	-	(1,052)	-
Net Gain on Sale of Portfolio Loans	755	-	-
Net Gain on Sale of Mortgage Loans Originated for Sale	1,182	405	510
Other Operating Income	769	902	711
Total Non-Interest Income	10,881	10,121	11,253

OPERATING EXPENSES
Employee Compensation and Benefits	35,879	30,914	28,518
Occupancy Expense	5,809	5,794	5,399
Equipment Expense	2,024	1,940	2,050
Outside Services	4,423	5,086	2,587
FDIC Assessments	1,573	3,069	2,751
Legal Expense	730	1,107	783
Accounting and Audit Fees	1,057	2,312	366
Problem Assets Expense	2,254	532	229
OREO Expense	842	351	882
Prepayment Fee on Borrowing	-	1,028	-
Other Operating Expenses	6,980	6,909	7,213
Total Operating Expenses	61,571	59,042	50,778

(Loss) Income Before Income Tax Benefit	(2,462)	(4,301)	4,951
Income Tax Benefit	(714)	(4,223)	(1,305)
NET (LOSS) INCOME	$(1,748)	$(78)	$6,256

(LOSS) EARNINGS PER COMMON SHARE - BASIC	$(0.17)	$(0.01)	$0.65
(LOSS) EARNINGS PER COMMON SHARE - DILUTED	$(0.17)	$(0.01)	$0.65

WEIGHTED AVERAGE NUMBER OF COMMON SHARES - BASIC	10,248,751	9,720,827	9,658,534
WEIGHTED AVERAGE NUMBER OF COMMON SHARES - DILUTED	10,248,751	9,720,827	9,662,981

See accompanying notes to consolidated financial statements.

SUFFOLK BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the Years Ended December 31, 2012, 2011 and 2010
(dollars in thousands)

	For the Years Ended December 31,
	2012	2011	2010
Net (Loss) Income	$(1,748)	$(78)	$6,256
Other Comprehensive Income (Loss), Net of Taxes and Reclassification Adjustments:
(Decrease) Increase in Unrealized Gain on Securities Available for Sale Arising During the Period	(1,320)	5,636	1,899
Non-Credit Loss Portion of Other-Than-Temporary Impairment of Securities Available for Sale	-	(1,039)	-
Pension and Post-Retirement Plan Benefit Obligation	7,276	(5,438)	(2,421)
Total Other Comprehensive Income (Loss), Net of Taxes	5,956	(841)	(522)
Total Comprehensive Income (Loss)	$4,208	$(919)	$5,734

See accompanying notes to consolidated financial statements.

SUFFOLK BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
For the Years Ended December 31, 2012, 2011 and 2010
(in thousands except for share data)

	For the Years Ended December 31,
	2012	2011	2010
Common Stock
Balance, January 1	$34,330	$34,236	$34,031
Stock appreciation rights and stock options exercised	-	12	69
Stock dividend reinvestment	-	82	136
Ending Balance	34,330	34,330	34,236
Surplus
Balance, January 1	24,010	23,368	21,686
Private equity offering (1,839,533 common shares), net of $2,241 in stock issuance costs	18,160	-	-
Stock-based compensation	458	-	8
Stock appreciation rights and stock options exercised	-	65	339
Stock dividend reinvestment	-	577	1,335
Ending Balance	42,628	24,010	23,368
Retained Earnings
Balance, January 1	91,303	91,450	93,153
Net (loss) income	(1,748)	(78)	6,256
Cash dividend on common stock ($0.81 per share for the year ended December 31, 2010)	-	-	(7,825)
Stock appreciation rights and stock options exercised	-	(69)	(134)
Ending Balance	89,555	91,303	91,450
Treasury Stock
Balance, January 1	(10,013)	(10,005)	(9,992)
Reissuance of 1,839,533 common shares from treasury in connection with private equity offering	4,599	-	-
Stock appreciation rights and stock options exercised	-	(8)	(13)
Ending Balance	(5,414)	(10,013)	(10,005)
Accumulated Other Comprehensive Income (Loss), Net of Tax
Balance, January 1	(3,070)	(2,229)	(1,707)
Other comprehensive income (loss)	5,956	(841)	(522)
Ending Balance	2,886	(3,070)	(2,229)
Total Stockholders' Equity	$163,985	$136,560	$136,820

See accompanying notes to consolidated financial statements.

SUFFOLK BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2012, 2011 and 2010
(in thousands)

	For the Years Ended December 31,
	2012	2011	2010
NET (LOSS) INCOME	$(1,748)	$(78)	$6,256
ADJUSTMENTS TO RECONCILE NET (LOSS) INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES
Provision for Loan Losses	8,500	24,888	32,086
Depreciation and Amortization	2,572	2,510	2,535
Stock-Based Compensation	458	-	8
Other-Than-Temporary Impairment on Securities	-	1,052	-
Net Amortization of Premiums	1,411	2,307	2,857
Originations of Mortgage Loans for Sale	(47,832)	(19,226)	(26,769)
Proceeds from Sale of Mortgage Loans Originated for Sale	49,014	19,631	27,279
Gain on Sale of Mortgage Loans Originated for Sale	(1,182)	(405)	(510)
Gain on Sale of Portfolio Loans	(755)	-	-
Increase in Other Intangibles	(233)	(27)	(152)
Deferred Tax Expense	3,133	-	-
Decrease (Increase) in Income Tax Receivable	15	-	(3,677)
Gain on Sale of OREO	-	-	(310)
Decrease in Accrued Interest and Loan Fees Receivable	2,002	140	818
Decrease (Increase) in Other Assets	408	(4,753)	(7,294)
Decrease in Prepaid FDIC Assessment	1,769	3,229	1,634
Adjustment to Unfunded Pension Liability	3,147	8,473	3,794
Decrease in Accrued Interest Payable	(111)	(243)	(238)
Increase (Decrease) in Other Liabilities	1,908	(7,738)	(3,514)
Writedown of OREO	600	-	-
Loss (Gain) on Sale of Securities Available for Sale - Net	217	(1,648)	(375)
Net Cash Provided by Operating Activities	23,293	28,112	34,428
CASH FLOWS FROM INVESTING ACTIVITIES
Principal Payments on Investment Securities	32,662	32,650	33,574
Proceeds from Sale of Investment Securities - Available for Sale	7,457	44,142	12,500
Maturities of Investment Securities - Available for Sale	33,493	30,000	22,200
Purchases of Investment Securities - Available for Sale	(181,789)	(3,287)	(27,220)
Maturities of Investment Securities - Held to Maturity	2,247	2,270	2,138
Purchases of Investment Securities - Held to Maturity	(990)	(1,655)	(2,838)
(Increase) Decrease in FRB, FHLB and Other Stock	(507)	1,727	4,835
Proceeds from Sale of Portfolio Loans	56,993	-	-
Loan Repayments - Net	100,680	128,177	26,497
Purchases of Premises and Equipment - Net	(2,244)	(2,969)	(1,892)
Proceeds from Sale of OREO	-	3,919	-
Net Cash Provided by Investing Activities	48,002	234,974	69,794
CASH FLOWS FROM FINANCING ACTIVITIES
Net Increase (Decrease) in Deposit Accounts	119,242	(90,881)	17,475
Decrease in Short-Term Borrowings - Net	-	(40,000)	(110,800)
Decrease in Capital Lease Payable	(49)	-	-
Proceeds from Private Equity Offering - Net of Issuance Costs	22,759	-	-
Dividends Paid to Stockholders	-	(1,454)	(8,487)
Proceeds from Stock Dividend Reinvestment	-	659	1,471
Stock Options and Stock Appreciation Rights Exercised	-	-	261
Net Cash Provided by (Used in) Financing Activities	141,952	(131,676)	(100,080)
Net Increase in Cash and Cash Equivalents	213,247	131,410	4,142
Cash and Cash Equivalents Beginning of Year	172,559	41,149	37,007
Cash and Cash Equivalents End of Year	$385,806	$172,559	$41,149
Supplemental Disclosures:
Cash Paid During the Year for:
Interest	$3,830	$6,168	$9,952
Income Taxes	$-	$-	$9,670
Loans Transferred to Held For Sale	$56,843	$-	$-
Loans Transferred to Other Real Estate Owned	$372	$-	$5,719
Dividends Declared but Not Paid	$-	$-	$1,454

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Summary of Significant Accounting Policies

Organization and Nature of Operations — Suffolk Bancorp (the “Company”) was incorporated in 1985 as a bank holding company. The Company currently owns all of the outstanding capital stock of the Suffolk County National Bank of Riverhead (the “Bank”). The Bank was organized under the national banking laws of the United States in 1890. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, the Bank. The Bank formed the REIT Suffolk Greenway, Inc. and owns 100% of an insurance agency and two corporations used to acquire foreclosed real estate. The insurance agency and the two corporations used to acquire foreclosed real estate are immaterial to the Company’s operations. All inter-company transactions and balances have been eliminated in consolidation. Unless the context otherwise requires, references herein to the Company include the Company and the Bank on a consolidated basis.

The accounting and reporting policies of the Company conform to U.S. GAAP and general practices within the banking industry. The following footnotes describe the most significant of these policies.

Cash and Cash Equivalents — For purposes of the consolidated statements of cash flows, cash and due from banks, and federal funds sold are considered to be cash equivalents. Generally, federal funds are sold for one-day periods.

Investment Securities — The Company reports investment securities in one of the following categories: (i) “held to maturity” (management has the intent and ability to hold to maturity), which are reported at amortized cost; (ii) “trading” (held for current resale), which are reported at fair value, with unrealized gains and losses included in earnings; and (iii) “available for sale,” which are reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders’ equity. The Company has classified all of its holdings of investment securities as either “held to maturity” or “available for sale.” At the time a security is purchased, a determination is made as to the appropriate classification.

Premiums and discounts on investment securities are amortized as expense and accreted as income over the estimated life of the respective security using a method that generally approximates the level-yield method. Gains and losses on the sales of investment securities are recognized upon realization, using the specific identification method and shown separately in the consolidated statements of operations.

Management evaluates securities for OTTI on at least a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. For securities in an unrealized loss position, management considers the extent and duration of the unrealized loss, and the financial condition and near-term prospects of the issuer. Management also assesses whether it intends to sell, or it is more likely than not that it will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the entire difference between amortized cost and fair value is recognized as impairment through earnings. For debt securities that do not meet the aforementioned criteria, the amount of impairment is split into two components as follows: 1) OTTI related to credit loss, which must be recognized in the statement of operations and 2) OTTI related to other factors, which is recognized in other comprehensive income (loss). The credit loss is defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis. For equity securities, the entire amount of impairment is recognized through earnings.

Loans and Loan Interest Income Recognition — Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at the principal balance outstanding, net of unearned discounts, deferred loan fees and costs.  Unearned discounts on installment loans are credited to income using methods that result in a level yield. Loan origination fees, net of certain direct origination costs, are deferred and recognized in interest income over the respective term of the loan without anticipating prepayments.

Interest income is accrued on the unpaid loan principal balance.  Recognition of interest income is discontinued when reasonable doubt exists as to whether principal or interest due can be collected. For all classes of loans, loans generally no longer accrue interest when over 90 days past due unless the loan is well-secured and in process of collection. When a loan is placed on non-accrual status, all interest previously accrued, but not collected, is reversed against current-year interest income. Interest received on such loans is applied against principal or interest, according to management’s judgment as to the collectability of the principal, until qualifying for return to accrual status. Loans start accruing interest again when they become current as to principal and interest for at least six months, and when, in the opinion of management, the loans can be collected in full.  For all classes of loans, an impaired loan is defined as a loan for which it is probable that the lender will not collect all amounts due under the contractual terms of the loan agreement. Loans for which the terms have been modified resulting in a concession, and for which the borrower is experiencing financial difficulties are considered troubled debt restructurings and are classified as impaired. Generally, troubled debt restructurings are initially classified as non-accrual until sufficient time has passed to assess whether the restructured loan will continue to perform. For impaired, accruing loans, interest income is recognized on an accrual basis with cash offsetting the recorded accruals upon receipt. Interest received on non-accrual, impaired loans is applied against principal or interest according to management’s judgment as to the collectibility of the principal.

Allowance for Loan Losses - The allowance for loan losses is a valuation allowance for probable incurred losses, increased by the provision for loan losses and recoveries, and decreased by loan charge-offs. For all classes of loans, when a loan, in full or in part, is deemed uncollectible, it is charged against the allowance for loan losses. This happens when the loan is past due and the borrower has not shown the ability or intent to make the loan current, or the borrower does not have sufficient assets to pay the debt, or the value of the collateral is less than the balance of the loan and is not considered likely to improve soon. The allowance for loan losses is determined by a continuous analysis of the loan portfolio. Such analysis includes changes in the size and composition of the portfolio, the Company’s own historical loan losses, industry-wide losses, current and anticipated economic trends, and details about individual loans. It also includes estimates of the actual value of collateral, other possible sources of repayment and estimates that are susceptible to significant changes due to changes in appraisal values of collateral, national and regional economic conditions and other relevant factors. All non-accrual loans over $250 thousand in the commercial and industrial, commercial real estate and construction loan classes and all TDRs are evaluated individually for impairment. Management will use judgment to determine if there are other loans outside of these two categories that fit the definition of impaired. All other loans are generally evaluated as homogeneous pools with similar risk characteristics.  In assessing the adequacy of the allowance for loan losses, management reviews the loan portfolio by separate classes that have similar risk and collateral characteristics; e.g., commercial and industrial, commercial real estate, construction, residential mortgages, home equity and consumer loans.

The allowance for loan losses consists of specific and general components. The specific component (ASC 310-10) relates to loans that are individually classified as impaired. Specific reserves are established based on an analysis of the most probable sources of repayment and liquidation of collateral. Impaired loans that are collateral dependent are reviewed based on their collateral and the estimated time required to recover the Company’s investment in the loans, as well as the cost of doing so, and the estimate of the recovery. Non-collateral dependent impaired loans are reviewed based on the present value of estimated future cash flows, including balloon payments, if any, using the loan’s effective interest rate. While every non-performing loan is evaluated individually, not every loan requires a specific reserve. Specific reserves fluctuate based on changes in the underlying loans, anticipated sources of repayment, and charge-offs. The general component (ASC 450-20) covers non-classified loans and is based on historical loss experience for each loan class from a trailing eight-quarter period (which period is expected to be expanded for future calculations) and modifying those percentages, if necessary, after adjusting for current qualitative and environmental factors that reflect changes in the collectability of the loan class not captured by historical loss data.  These factors augment actual loss experience and help estimate the probability of loss within the loan portfolio based on emerging or inherent risk trends. These qualitative factors are applied as an adjustment to historical loss rates and require judgments that cannot be subjected to exact mathematical calculation. There are no formulas for translating them into a specific basis point adjustment of the Company’s historical loss rate for a pool of loans having similar risk characteristics. These adjustments reflect management’s overall estimate of the extent to which current losses on a pool of loans will differ from historical loss experience. These adjustments are subjective estimates and management reviews them on a quarterly basis. TDRs are also considered impaired with impairment generally measured at the present value of estimated future cash flows using the loan’s effective interest rate at inception or using the fair value of collateral, less estimated costs to sell, if repayment is expected solely from the collateral.

Transfers of Financial Instruments - Transfers of financial assets for which the Bank has surrendered control of the financial assets are accounted for as sales to the extent that consideration other than beneficial interests in the transferred assets is received in exchange. Retained interests in a sale or securitization of financial assets are measured at the date of transfer by allocating the previous carrying amount between the assets transferred and based on their relative estimated fair values. The fair values of retained servicing rights and any other retained interests are determined based on the present value of expected future cash flows associated with those interests and by reference to market prices for similar assets. There were no transfers of financial assets to related or affiliated parties. At December 31, 2012 and 2011, the Bank’s servicing loan portfolio approximated $138 million and $120 million, respectively, which are not included in the accompanying consolidated statements of condition. The carrying value which approximates the estimated fair value of mortgage servicing rights was $2 million as of December 31, 2012 and 2011, and is recorded in Goodwill and Other Intangibles in the Company’s consolidated statements of condition.

Loans Held-For-Sale – Loans held-for-sale are carried at the lower of aggregate cost or fair value, as determined by outstanding commitments from investors. Changes in fair value of loans held-for-sale are recognized in earnings.

Premises and Equipment — Premises and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation is calculated by the declining-balance or straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized using the straight-line method over the term of the lease or the estimated life of the asset, whichever is shorter. The Bank periodically evaluates impairment of long-lived assets to be held and used or to be disposed of by sale. There was no impairment of long-lived assets as of December 31, 2012 and 2011, respectively.

Other Real Estate Owned (“OREO”) — Property acquired through foreclosure or OREO, is initially stated at fair value less estimated selling costs. Losses arising at the time of the acquisition of property are charged against the allowance for loan losses. Any additional write-downs to the carrying value of these assets that may be required, as well as the cost of maintaining and operating these foreclosed properties, are charged to expense. The carrying value of OREO at December 31, 2012 and 2011 was approximately $2 million.

Goodwill — Goodwill resulting from business combinations represents the excess of the purchase price over the fair value of the net assets of the acquired business. Goodwill is not amortized but tested for impairment at least annually or when there is a circumstance that would indicate the need to evaluate between annual tests. Based on these tests, there was no impairment of goodwill as of December 31, 2012 and 2011.

Allowance for Contingent Liabilities — The balance of the allowance for contingent liabilities is determined by management’s estimate of the amount of financial risk in outstanding loan commitments and contingent liabilities such as performance and financial letters of credit. The allowance for contingent liabilities was $255 thousand and $418 thousand as of December 31, 2012 and 2011, respectively, and is recorded in Other Liabilities in the Company’s consolidated statements of condition.

The Company has financial and performance letters of credit. Financial letters of credit require the Bank to make payment if the customer’s financial condition deteriorates, as defined in the agreements. Performance letters of credit require the Bank to make payments if the customer fails to perform certain non-financial contractual obligations.

Income Taxes — Deferred tax assets and liabilities are the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities, computed using enacted tax rates. Deferred tax assets are recognized if it is more likely than not that a future benefit will be realized. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized.  The realization of deferred tax assets (net of a recorded valuation allowance) is largely dependent upon future taxable income, future reversals of existing taxable temporary differences and the ability to carryback losses to available tax years. In assessing the need for a valuation allowance, the Company considers all relevant positive and negative evidence, including taxable income in carryback years, scheduled reversals of deferred tax liabilities, expected future taxable income and available tax planning strategies.

Summary of Retirement Benefits Accounting — The Company’s retirement plan is noncontributory and covers substantially all eligible employees. The plan conforms to the provisions of the Employee Retirement Income Security Act of 1974, as amended, and the Pension Protection Act of 2006, which requires certain funding rules for defined benefit plans. The Company’s policy is to accrue for all pension costs and to fund the maximum amount allowable for tax purposes. Actuarial gains and losses that arise from changes in assumptions concerning future events are amortized over a period that reflects the long-term nature of pension expense used in estimating pension costs.

The Company accounts for its retirement plan in accordance with ASC 715, “Compensation – Retirement Benefits” and ASC 960, “Plan Accounting – Defined Benefit Pension Plans,” which require an employer that is a business entity and sponsors one or more single-employer defined benefit plans to recognize the funded status of a benefit plan in its statement of financial position; recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost; measure defined benefit plan assets and obligation as of the date of fiscal year-end statement of financial position (with limited exceptions); and disclose in the notes to financial statements additional information about certain effects of net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset and obligation. Plan assets and benefit obligations shall be measured as of the date of its statement of financial position and in determining the amount of net periodic benefit cost. The codification also requires an employer to use the same date for the measurement of plan assets as for the statement of condition. The Company accrues for post-retirement benefits other than pensions by accruing the cost of providing those benefits to an employee during the years that the employee serves. See also Note 10 – Employee Benefits.

Stock-Based Compensation — The Company accounts for stock-based compensation on a modified prospective basis with the fair value of grants of employee stock options recognized in the financial statements.

Treasury Stock — The balance of treasury stock is computed at par value. The excess cost over par is subtracted from retained earnings.

Earnings Per Share — Basic earnings per share are computed by dividing net income by the number of weighted-average shares outstanding during the period. Diluted earnings per share reflect the dilution that would occur if stock options were exercised in return for common stock that would then share in the Company’s earnings. It is computed by dividing net income by the sum of the weighted-average number of common shares outstanding and the weighted-average number of stock options exercisable during the period. The Company has no other securities that could be converted into common stock, nor any contracts that would result in the issuance of common stock.

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

Segment Reporting — ASC 28, “Segment Reporting,” requires that public companies report certain information about operating segments. It also requires that public companies report certain information about their products and services, the geographic areas in which they operate, and their major customers. The Company is a community bank, which offers a wide array of products and services to its customers. Pursuant to its banking strategy, emphasis is placed on building relationships with its customers, as opposed to building specific lines of business. As a result, at December 31, 2012 and 2011, the Company, the only reportable segment, is not organized around discernible lines of business and prefers to work as an integrated unit to customize solutions for its customers, with business line emphasis and product offerings changing over time as needs and demands change.

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

Discussion of New Accounting Pronouncements - In February 2013, the FASB issued Accounting Standards Update (“ASU”) 2013-02, Comprehensive Income (Topic 220), “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” ASU 2013-02 does not change the current requirements for reporting net income or other comprehensive income in financial statements. However, the amendments require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. This standard is effective prospectively for public entities for annual and interim reporting periods beginning after December 15, 2012. The Company is evaluating the effect, if any, adoption of ASU 2013-02 will have on the consolidated financial statements.

In September 2011, the FASB issued ASU 2011-08, “Intangibles – Goodwill and Other (Topic 350):  Testing Goodwill for Impairment.”  ASU 2011-08 permits entities to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount.  Under the amendments in ASU 2011-08, an entity is not required to calculate the fair value of a reporting unit unless it determines that it is more likely than not that the fair value of the reporting unit is less than its carrying amount.  ASU 2011-08 is effective for interim and annual goodwill impairment tests performed for fiscal years beginning on or after December 15, 2011, with early adoption permitted. The Company’s 2011 early adoption of ASU 2011-08 for its annual goodwill impairment testing did not have an impact on its consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, Topic 220, “Presentation of Comprehensive Income,” in order to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income.  This standard eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity.  This update requires all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income.  Regardless of which presentation method an entity chooses, the entity is required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s), where the components of net income and the components of other comprehensive income are presented. This guidance was effective retrospectively for all annual and interim periods presented beginning January 1, 2012 and the Company now presents a separate condensed consolidated statement of comprehensive income.

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820), “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS,” which amends the authoritative accounting guidance under ASC Topic 820 “Fair Value Measurement” to more closely align U.S. GAAP with International Financial Reporting Standards (“IFRS”). This standard requires the disclosure of: (1) the reason for the measurement for nonrecurring fair value measurements; (2) all transfers between levels of the fair value hierarchy, which must be separately reported and described; (3) for all Level 2 and Level 3 fair value measurements, a description of the valuation technique(s) and the inputs used in those measurements; (4) for Level 3 measurements, quantitative information about the significant unobservable inputs used in those measurements; (5) a description of the valuation processes used in Level 3 fair value measurements, as well as narrative descriptions about those measurement’s sensitivity to changes in unobservable inputs if such changes would significantly alter the fair value measurement; and (6) expanded disclosure of the categorization by level of the fair value hierarchy for the items that are not measured at fair value in the balance sheet, but for where the estimated fair value is required to be disclosed (e.g., portfolio loans and deposits). This guidance was effective prospectively beginning January 1, 2012 and it did not have a material effect on the Company’s condensed consolidated financial statements upon implementation in the first quarter of 2012.

In April 2011, the FASB issued ASU No. 2011-03, Transfers and Servicing (Topic 860), “Reconsideration of Effective Control for Repurchase Agreements,” which amends the authoritative accounting guidance under ASC Topic 860 “Transfers and Servicing.”  The amendments in this update remove from the assessment of effective control (1) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee, and (2) the collateral maintenance implementation guidance related to that criterion.  The amendments in this update are effective for the first interim or annual period beginning on or after December 15, 2011, and should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. Early adoption was not permitted. Adoption of this update in the first quarter of 2012 did not have a material effect on the Company’s condensed consolidated results of operations or financial condition.

Reclassification of Prior Year Consolidated Financial Statements — Certain reclassifications have been made to prior year consolidated financial statements to conform to the current year’s presentation. Such reclassifications had no impact on net income.

Note 2 — Investment Securities

The amortized cost, estimated fair value and gross unrealized gains and losses of the Company’s investment securities available for sale and held to maturity at December 31, 2012 and 2011 were: (in thousands)

	December 31, 2012				December 31, 2011
		Gross	Gross	Estimated		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
Available for sale:
U.S. Treasury securities	$500	$-	$-	$500	$-	$-	$-	$-
U.S. government agency securities	65,085	70	(77)	65,078	-	-	-	-
Obligations of states and political subdivisions	155,121	13,314	-	168,435	156,663	15,329	-	171,992
Collateralized mortgage obligations	87,624	2,148	(80)	89,692	122,155	5,768	(1,153)	126,770
Mortgage-backed securities	61,750	766	(66)	62,450	391	51	-	442
Corporate bonds	15,701	497	-	16,198	-	-	-	-
Balance at end of period	385,781	16,795	(223)	402,353	279,209	21,148	(1,153)	299,204
Held to maturity:
Obligations of states and political subdivisions	8,035	826	-	8,861	9,315	846	-	10,161
Total investment securities	$393,816	$17,621	$(223)	$411,214	$288,524	$21,994	$(1,153)	$309,365

The amortized cost, contractual maturities and approximate fair value of the Company’s investment securities at December 31, 2012 (in thousands) are presented in the table below. CMOs and MBS assume maturity dates pursuant to average lives.

	December 31, 2012
	Amortized	Fair
	Cost	Value
Securities available for sale:
Due in one year or less	$68,312	$69,887
Due from one to five years	111,534	118,665
Due from five to ten years	178,693	186,461
Due after ten years	27,242	27,340
Total securities available for sale	385,781	402,353
Securities held to maturity:
Due in one year or less	1,544	1,556
Due from one to five years	6,013	6,771
Due from five to ten years	478	534
Total securities held to maturity	8,035	8,861
Total investment securities	$393,816	$411,214

As a member of the Federal Reserve System, the Bank owns FRB stock with a book value of approximately $1 million at December 31, 2012. The stock has no maturity and there is no public market for the investment.

As a member of the FHLB, the Bank owns 15,851 shares of FHLB stock with a book value of approximately $2 million at December 31, 2012. The stock has no maturity and there is no public market for the investment. The stock continues to pay dividends and has not placed restrictions on redemptions, and as such, was not deemed impaired at December 31, 2012.

At December 31, 2012 and 2011, investment securities carried at approximately $286 million were pledged to secure trust deposits and public funds on deposit and were pledged at the FHLB for borrowing capacity.

The following table presents detail concerning proceeds from sales of securities available for sale and the associated realized securities gains and losses during the years indicated: (in thousands)

	2012	2011	2010
Proceeds	$7,457	$44,142	$12,500
Gross realized gains	$-	$1,701	$391
Gross realized losses	217	53	16
Net (losses) gains	$(217)	$1,648	$375

The table below indicates the length of time individual securities, both held to maturity and available for sale, have been held in a continuous unrealized loss position at the date indicated: (in thousands)

		Less than 12 months		12 months or longer		Total
As of December 31, 2012	Number of		Unrealized		Unrealized		Unrealized
Type of securities	Securities	Fair value	Losses	Fair value	Losses	Fair value	Losses
U.S. government agency securities	6	$28,958	$77	$-	$-	$28,958	$77
Collateralized mortgage obligations	2	7,878	80	-	-	7,878	80
Mortgage-backed securities	4	14,098	66	-	-	14,098	66
Total	12	$50,934	$223	$-	$-	$50,934	$223

		Less than 12 months		12 months or longer		Total
As of December 31, 2011	Number of		Unrealized		Unrealized		Unrealized
Type of securities	Securities	Fair value	Losses	Fair value	Losses	Fair value	Losses
Collateralized mortgage obligations	2	$-	$-	$7,994	$1,153	$7,994	$1,153
Total	2	$-	$-	$7,994	$1,153	$7,994	$1,153

Management evaluates securities for OTTI at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. All of the Company’s investment securities classified as available-for-sale or held-to-maturity are evaluated for OTTI under ASC 320, “Accounting for Certain Investments in Debt and Equity Securities.” Upon review of the considerations mentioned here for the year ended December 31, 2012, no OTTI was deemed to be warranted.

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

The following table summarizes the two non-agency, private label CMOs owned by the Company at December 31, 2011, by year of vintage with OTTI, credit ratings and related credit losses recognized in earnings. Management determined the estimated fair values for each security based on discounted cash flow analyses using the Intex Desktop Valuation model. Management explicitly calculates the credit component utilizing conditional default and loss severity vectors with the Intex model. Management relies on ASC paragraph 820-10-55-5 to provide guidance on the discount rates to be used when a market is not active. According to the standard, the discount rate should take into account all of the following factors:

●	The time value of money (risk-free rate)
●	Price for bearing the uncertainty in the cash flows (risk premium)
●	Other case-specific factors that would be considered by market participants, including a liquidity adjustment.

Weighted average key assumptions utilized in the valuations for December 31, 2011 were as follows:

●	Discount Rate – 11%
●	Voluntary Prepayments – 16.2%
●	Conditional Default Rates – 16.2% for the first 24 months, then trending downward in a linear fashion to 9.3% for the following 12 months, then to zero through approximately 17 years.
●	Loss Severity – 55.5% trending downward to terminal loss severities of 23%, in a linear fashion, at 2.5% per year.

				Total OTTI
	Year of	Total	Total	Related to
	Vintage	Fair	Amortized	Credit Loss at
(in thousands)	2006	Value	Cost	December 31, 2011
Rating:
Total Non-Agency
CMOs
CCC and Below	$7,994	$7,994	$9,147	$1,052

Total Non-Agency
CMO's	$7,994	$7,994	$9,147	$1,052

The Company has no exposure to sovereign debt of other nations.

In 2008, the Company received proceeds in connection with shares redeemed as part of the Visa, Inc. initial public offering. The Bank was a member of the former Visa, Inc. payments organization and was issued shares when Visa, Inc. was organized. Approximately 39% of those shares were redeemed in connection with the public offering. The remaining shares are restricted because of unsettled litigation pending against Visa, Inc. At its discretion, Visa, Inc. may redeem additional shares in order to resolve pending litigation. The restriction expires upon resolution of the pending litigation. Accordingly, the Company has recorded these shares at zero in the accompanying statement of condition. Upon expiration of the restriction, the Company expects to record the fair value of the remaining shares.

Note 3 — Loans

At December 31, 2012 and 2011, loans included the following: (in thousands)

	December 31,	December 31,
	2012	2011
Commercial and industrial	$168,709	$206,652
Commercial real estate	369,271	428,646
Real estate construction	15,469	49,704
Residential mortgages (1st and 2nd liens)	146,575	160,619
Home equity	66,468	79,684
Consumer and other loans	14,288	44,349
Gross Loans	780,780	969,654
Allowance for loan losses	(17,781)	(39,958)
Net loans at end of period	$762,999	$929,696

The Bank’s real estate loans and loan commitments are primarily for properties located throughout Long Island, New York.  Repayment of these loans is dependent in part upon the overall economic health of the Company’s market area and current real estate values.  The Bank considers the credit circumstances, the nature of the project and loan to value ratios for all real estate loans.

The Company makes loans to its directors and executives, as well as to other related parties in the ordinary course of its business. Loans made to directors and executives, either directly or indirectly, which exceed $60 thousand in aggregate for any one director or executive, totaled $9 million and $10 million at December 31, 2012 and 2011, respectively. Unused portions of lines of credit to such directors and executives, directly or indirectly, totaled $12 million and $16 million at December 31, 2012 and 2011, respectively. For such directors and executives, new loans totaling $44 million and $36 million were granted and payments of $44 million and $38 million were received during 2012 and 2011, respectively.

Note 4 — Allowance for Loan Losses

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

Management has determined that all TDRs and all non-accrual loans are impaired; however, non-accrual loans with an impaired balance of $250 thousand or less will be evaluated under ASC 450 with other groups of smaller or homogeneous loans with similar risk characteristics. Management will use judgment to determine if there are other loans outside of these two categories that fit the definition of impaired. If a loan is impaired, a specific reserve is recorded so that the loan is reported, net, at the present value of estimated future cash flows including balloon payments, if any, using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral. Large groups of homogeneous loans with smaller individual balances, such as consumer and residential real estate loans, are generally evaluated collectively for impairment, and accordingly, are not separately identified for impairment disclosures. TDRs are separately identified for impairment disclosures and are measured at the present value of estimated future cash flows using the loan’s effective rate at inception. If a TDR is considered to be “collateral-dependent,” the loan is reported at the fair value of the collateral net of estimated costs to sell.  For TDRs that subsequently default, the Company determines the allowance amount in accordance with its accounting policy for the allowance for loan losses.

The general component of the allowance covers non-impaired loans and is based on historical loss experience, adjusted for qualitative factors.  The historical loss experience is determined by loan class, and is based on the actual loss history experienced by the Company over an eight-quarter historical loan loss period (which period is expected to be expanded for future calculations). This actual loss experience is supplemented with other qualitative factors based on the risks present for each loan class.  These qualitative factors include consideration of the following:  levels of and trends in delinquencies and impaired loans; levels of and trends in charge-offs and recoveries; trends in volume and terms of loans; effects of any changes in risk selection and underwriting standards; other changes in lending policies, procedures and practices; experience, ability, and depth of lending management and other relevant staff; local, regional and national economic trends and conditions; industry conditions; and effects of changes in credit concentrations.  The following loan classes have been identified:

●	Commercial and industrial
●	Commercial real estate
●	Real estate construction
●	Residential mortgages (1st and 2nd liens)
●	Home equity
●	Consumer

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

The Company recorded a provision for loan losses for the year ended December 31, 2012 of $8.5 million, a decrease of $16.4 million or 65.8% from $24.9 million for the year ended December 31, 2011. During the year ended December 31, 2012, the Company recorded $30.7 million in net loan charge-offs, an increase of $17.4 million from $13.3 million for the year ended December 31, 2011. Net charge-offs related to the loan sales during 2012 were $28.6 million.

An analysis of the changes in the allowance for loan losses follows: (in thousands)

Year ended December 31,	2012	2011	2010
Balance, January 1,	$39,958	$28,419	$12,333

Loans charged-off:
Commercial and industrial	8,534	9,490	8,501
Commercial real estate	15,794	4,059	2,788
Real estate construction	3,671	232	3,548
Residential mortgages (1st and 2nd liens)	3,727	411	769
Home equity	1,953	191	315
Consumer	267	214	317
Total Charge-offs	33,946	14,597	16,238

Loans recovered after charge-off:
Commercial and industrial	2,456	781	69
Real estate construction	340	415	-
Residential mortgages (1st and 2nd liens)	115	3	-
Home equity	246	2	-
Consumer	112	97	118
Total recoveries	3,269	1,298	187
Net loans charged-off	30,677	13,299	16,051
Reclass to allowance for contingent liabilities	-	(50)	51
Provision for loan losses	8,500	24,888	32,086
Balance, December 31,	$17,781	$39,958	$28,419

The qualitative factors utilized by the Company in computing its allowance for loan losses are determined based on the various risk characteristics of each loan class. Relevant risk characteristics are as follows:

Commercial and industrial loans – Loans in this class are made to businesses. Generally these loans are secured by assets of the business and repayment is expected from the cash flows of the business. A weakened economy, and resultant decreased consumer and/or business spending will have an effect on the credit quality in this loan class.

Commercial real estate mortgages – Loans in this class include income-producing investment properties and owner-occupied real estate used for business purposes. The underlying properties are generally located largely in the Company’s primary market area. The cash flows of the income producing investment properties are adversely impacted by a downturn in the economy as evidenced by increased vacancy rates, which in turn, will have an effect on credit quality. Generally, management seeks to obtain annual financial information for borrowers with loans in excess of $250 thousand in this category. In the case of owner-occupied real estate used for business purposes, a weakened economy and resultant decreased consumer and/or business spending will have an adverse effect on credit quality.

Real estate-construction loans – Loans in this class primarily include land loans to local individuals, contractors and developers for developing the land for sale or for the purpose of making improvements thereon. Repayment is derived from sale of the lots/ units including any pre-sold units. Credit risk is affected by market conditions, time to sell at an adequate price and cost overruns. To a lesser extent this class includes commercial development projects the Company finances, which in most cases require interest only during construction, and then convert to permanent financing. Credit risk is affected by construction delays, cost overruns, market conditions and the availability of permanent financing, to the extent such permanent financing is not being provided by us.

Residential mortgages and home equity loans – Loans in these classes are made to and secured by owner-occupied residential real estate and repayment is dependent on the credit quality of the individual borrower. The overall health of the economy, including unemployment rates and housing prices, will have an effect on the credit quality in this loan class. The Bank generally does not originate loans with a loan-to-value ratio greater than 80% and does not grant sub-prime loans.

Consumer loans – Loans in this class may be either secured or unsecured and repayment is dependent on the credit quality of the individual borrower and, if applicable, sale of the collateral securing the loan (such as automobiles and manufactured homes). Therefore, the overall health of the economy, including unemployment rates and housing prices, will have a significant effect on the credit quality in this loan class.

Further information pertaining to the allowance for loan losses at December 31, 2012 is as follows: (in thousands)

	Commercial and industrial	Commercial real estate	Real estate construction	Residential mortgages (1st and 2nd liens)	Home equity	Consumer and other loans	Total
Allowance for loan losses:
Ending balance: individually evaluated for impairment	$340	$22	$1	$575	$86	$-	$1,024
Ending balance: collectively evaluated for impairment	6,917	7,198	165	1,276	979	222	16,757
Ending balance	$7,257	$7,220	$166	$1,851	$1,065	$222	$17,781
Loan balances:
Ending balance: individually evaluated for impairment	$10,369	$9,443	$1,961	$4,660	$502	$21	$26,956
Ending balance: collectively evaluated for impairment	158,340	359,828	13,508	141,915	65,966	14,267	753,824
Ending balance (loan portfolio)	$168,709	$369,271	$15,469	$146,575	$66,468	$14,288	$780,780

Further information pertaining to the allowance for loan losses at December 31, 2011 is as follows: (in thousands)

	Commercial and industrial	Commercial real estate	Real estate construction	Residential mortgages (1st and 2nd liens)	Home equity	Consumer and other loans	Total
Allowance for loan losses:
Ending balance: individually evaluated for impairment	$7,477	$3,092	$57	$-	$-	$-	$10,626
Ending balance: collectively evaluated for impairment	17,603	7,937	566	2,401	512	313	29,332
Ending balance	$25,080	$11,029	$623	$2,401	$512	$313	$39,958
Loan balances:
Ending balance: individually evaluated for impairment	$36,559	$66,402	$19,251	$8,345	$3,897	$646	$135,100
Ending balance: collectively evaluated for impairment	170,093	362,244	30,453	152,274	75,787	43,703	834,554
Ending balance (loan portfolio)	$206,652	$428,646	$49,704	$160,619	$79,684	$44,349	$969,654

The following is a summary of current and past due loans at December 31, 2012: (in thousands)

	Past Due
	30 - 59 days	60 - 89 days	90 days and over	Total	Current	Total
Commercial:
Commercial and industrial	$6,591	$1,274	$6,529	$14,394	$154,315	$168,709
Commercial real estate	1,145	329	5,192	6,666	362,605	369,271
Real estate construction	1,382	-	1,961	3,343	12,126	15,469
Consumer:
Residential mortgages (1st and 2nd liens)	2,867	6	2,466	5,339	141,236	146,575
Home equity	261	100	266	627	65,841	66,468
Consumer and other loans	189	18	21	228	14,060	14,288
Total	$12,435	$1,727	$16,435	$30,597	$750,183	$780,780

The following is a summary of current and past due loans at December 31, 2011: (in thousands)

	Past Due
	30 - 59 days	60 - 89 days	90 days and over	Total	Current	Total
Commercial:
Commercial and industrial	$9,774	$8,574	$16,867	$35,215	$171,437	$206,652
Commercial real estate	4,981	4,843	45,344	55,168	373,478	428,646
Real estate construction	1,282	-	6,978	8,260	41,444	49,704
Consumer:
Residential mortgages (1st and 2nd liens)	3,479	1,144	7,028	11,651	148,968	160,619
Home equity	-	198	3,897	4,095	75,589	79,684
Consumer and other loans	215	78	646	939	43,410	44,349
Total	$19,731	$14,837	$80,760	$115,328	$854,326	$969,654

The following is a summary of impaired loans, by class of loan, at December 31, 2012 and 2011: (in thousands)

	December 31, 2012			December 31, 2011
	Impaired Loans			Impaired Loans
	Unpaid Principal Balance	Recorded Balance	Allowance Allocated	Unpaid Principal Balance	Recorded Balance	Allowance Allocated
With no allowance recorded:
Commercial and industrial	$7,913	$7,492	$-	$21,162	$20,885	$-
Commercial real estate	8,859	7,282	-	52,679	46,687	-
Real estate construction	1,334	1,305	-	19,939	17,044	-
Residential mortgages (1st & 2nd liens)	1,918	1,788	-	8,914	8,345	-
Home equity	418	416	-	3,995	3,897	-
Consumer and other loans	21	21	-	646	646	-
Subtotal	$20,463	$18,304	$-	$107,335	$97,504	$-

With an allowance recorded:
Commercial and industrial	$2,884	$2,877	$340	$15,877	$15,674	$7,477
Commercial real estate	2,161	2,161	22	20,609	19,715	3,092
Real estate construction	656	656	1	2,207	2,207	57
Residential mortgages (1st & 2nd liens)	3,015	2,872	575	-	-	-
Home equity	86	86	86	-	-	-
Subtotal	$8,802	$8,652	$1,024	$38,693	$37,596	$10,626
Total	$29,265	$26,956	$1,024	$146,028	$135,100	$10,626

The following presents information pertaining to average balances of impaired loans and interest income recognized on impaired loans for the years ended December 31, 2012 and 2011: (in thousands)

	Year Ended December 31, 2012			Year Ended December 31, 2011
	Impaired Loans			Impaired Loans
	Average recorded investment in impaired loans	Interest income recognized on impaired loans	Interest income recognized on a cash basis on impaired loans	Average recorded investment in impaired loans	Interest income recognized on impaired loans	Interest income recognized on a cash basis on impaired loans
Commercial and industrial	$23,215	$447	$-	$25,179	$1,422	$-
Commercial real estate	38,477	501	-	55,449	2,970	-
Real estate construction	13,681	410	-	30,641	-	-
Residential mortgages (1st & 2nd liens)	9,538	127	-	6,956	-	-
Home equity	2,607	13	-	3,369	-	-
Consumer	429	-	-	337	-	-
Total	$87,947	$1,498	$-	$121,931	$4,392	$-

The following is a summary of information pertaining to non-performing assets: (in thousands)

	December 31,	December 31,
	2012	2011
Non-accrual Loans	$16,435	$80,760
Non-accrual Loans Held-for-Sale	907	-
Loans 90 Days Past Due and Still Accruing	-	-
Other Real Estate Owned	1,572	1,800
Total Non-performing Assets	$18,914	$82,560
TDRs accruing interest	$9,954	$1,496
TDRs nonaccruing	$6,650	$24,979

The following table summarizes non-accrual loans by loan class as of December 31, 2012 and 2011: (dollars in thousands)

	Non-accrual Loans
			Total	% of			Total	% of
		% of	Loans	Total		% of	Loans	Total
	12/31/2012	Total	12/31/2012	Loans	12/31/2011	Total	12/31/2011	Loans
Commercial and industrial	$6,529	39.8%	$168,709	0.8%	$16,867	20.9%	$206,652	1.7%
Commercial real estate	5,192	31.6	369,271	0.7	45,344	56.2	428,646	4.7
Real estate construction	1,961	11.9	15,469	0.3	6,978	8.6	49,704	0.7
Residential mortgages (1st & 2nd liens)	2,466	15.0	146,575	0.3	7,028	8.7	160,619	0.7
Home equity	266	1.6	66,468	-	3,897	4.8	79,684	0.4
Consumer and other loans	21	0.1	14,288	-	646	0.8	44,349	0.1
Total non-accrual loans	$16,435	100.0%	$780,780	2.1%	$80,760	100.0%	$969,654	8.3%

The following table details the collateral value securing non-accrual loans: (in thousands)

	December 31, 2012		December 31, 2011
	Non-accrual Loans		Non-accrual Loans
	Principal Balance	Collateral Value	Principal Balance	Collateral Value
Commercial and industrial (1)	$6,529	$4,400	$16,867	$-
Commercial real estate	5,192	12,675	45,344	68,067
Real estate construction	1,961	3,661	6,978	6,715
Residential mortgages (1st and 2nd liens)	2,466	5,141	7,028	14,133
Home equity	266	849	3,897	7,438
Consumer loans	21	-	646	-
Total	$16,435	$26,726	$80,760	$96,353

(1) Repayment of commercial and industrial loans is expected primarily from the cash flow of the business. The collateral typically securing these loans is a lien on all corporate assets via a blanket UCC filing and does not usually include real estate. For purposes of this disclosure, the Company has ascribed no value to the non-real estate collateral for this class of loans.

Additional interest income of approximately $854 thousand, $4.3 million and $1.5 million would have been recorded during the years ended December 31, 2012, 2011 and 2010, respectively, if non-accrual loans had performed in accordance with their original terms.

The following table summarizes the activity in the allowance for loan losses by loan class for the periods indicated: (in thousands)

	Commercial and Industrial	Commercial Real Estate	Real Estate Construction	Residential mortgages (1st and 2nd liens)	Home equity	Consumer	Total

Year ended December 31, 2012
Balance at beginning of period	$25,080	$11,029	$623	$2,401	$512	$313	$39,958
Charge-offs	(8,534)	(15,794)	(3,671)	(3,727)	(1,953)	(267)	(33,946)
Recoveries	2,456	-	340	115	246	112	3,269
(Credit) provision for loan losses	(11,745)	11,985	2,874	3,062	2,260	64	8,500
Balance at end of period	$7,257	$7,220	$166	$1,851	$1,065	$222	$17,781

Year ended December 31, 2011
Balance at beginning of period	$13,826	$9,226	$3,177	$519	$1,392	$279	$28,419
Charge-offs	(9,490)	(4,059)	(232)	(411)	(191)	(214)	(14,597)
Recoveries	781	-	415	3	2	97	1,298
Reclass to allowance for contingent liabilities	-	(50)	-	-	-	-	(50)
Provision (credit) for loan losses	19,963	5,912	(2,737)	2,290	(691)	151	24,888
Balance at end of period	$25,080	$11,029	$623	$2,401	$512	$313	$39,958

The Company recorded an $8.5 million consolidated provision for loan losses during the year ended December 31, 2012, a decline of $16.4 million from the $24.9 million recorded in 2011. Despite $8.5 million in charge-offs recorded for commercial and industrial loans in 2012, the Company recorded an $11.7 million credit to its provision for loan losses for this class of loans resulting in an $18 million net reduction in the commercial and industrial loans allowance balance at December 31, 2012 versus 2011. The 2012 credit provision in this loan class resulted from several factors, most notably a reduction in the ASC 450-20 loss factors on unimpaired pass rated loans from 9.98% at December 31, 2011 to 4.30% at December 31, 2012; a reduction in the loss factors on unimpaired special mention loans from 8.68% at December 31, 2011 to 4.60% at December 31, 2012; and a decline in the Company’s specific reserves for impaired substandard commercial and industrial loans as computed under ASC 310-10 at December 31, 2012 as compared to 2011. The impact on the computed allowance for loan losses at December 31, 2012 stemming from these changes was reductions of $10 million, $1 million and $7 million, respectively. The reduction in the ASC 450-20 loss factors was primarily due to an expansion of the look back period used in calculating historical losses from a trailing four quarter average to a trailing eight-quarter average time frame (which period is expected to be expanded for future calculations). This change more accurately represents the Company’s incurred and expected losses in the December 31, 2012 commercial and industrial loan portfolio. In addition, the $4 million decline in the commercial real estate mortgages allowance balance at December 31, 2012 versus 2011 largely reflected a $3 million decrease in specific reserves for impaired substandard commercial real estate mortgages as computed under ASC 310-10 at December 31, 2012 versus 2011, coupled with a 22 basis point decline in the ASC 450-20 loss factors on unimpaired pass rated loans at December 31, 2012 when compared to 2011.

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

Risk Grade 3           Satisfactory:

Loans supported by financial statements (audited or un-audited) that indicate average or slightly below average risk and having some deficiency or vulnerability to changing economic conditions; loans with some weakness but offsetting features of other support are readily available; loans that are meeting the terms of repayment, but which may be susceptible to deterioration if adverse factors are encountered. Loans may be graded Satisfactory when there is no recent information on which to base a current risk evaluation and the following conditions apply:

●	At inception, the loan was properly underwritten, did not possess an unwarranted level of credit risk, and the loan met the above criteria for a risk grade of Excellent, Good, or Satisfactory;
●	At inception, the loan was secured with collateral possessing a loan value adequate to protect the Bank from loss.
●	The loan has exhibited two or more years of satisfactory repayment with a reasonable reduction of the principal balance.
●
During the period that the loan has been outstanding, there has been no evidence of any credit weakness. Some examples of weakness include slow payment, lack of cooperation by the borrower, breach of loan covenants, or

●	The borrower is in an industry known to be experiencing problems. If any of these credit weaknesses is observed, a lower risk grade may be warranted.

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
●
Loans which possess a defined credit weakness. The likelihood that a loan will be paid from the primary source of repayment is uncertain. Financial deterioration is under way and very close attention is warranted to ensure that the loan is collected without loss.

●	Loans are inadequately protected by the current net worth and paying capacity of the obligor.
●	The primary source of repayment is gone, and the Bank is forced to rely on a secondary source of repayment, such as collateral liquidation or guarantees.
●	Loans have a distinct possibility that the Bank will sustain some loss if deficiencies are not corrected.
●	Unusual courses of action are needed to maintain a high probability of repayment.
●	The borrower is not generating enough cash flow to repay loan principal; however, it continues to make interest payments.
●	The lender is forced into a subordinated or unsecured position due to flaws in documentation.
●	Loans have been restructured so that payment schedules, terms, and collateral represent concessions to the borrower when compared to the normal loan terms.
●	The lender is seriously contemplating foreclosure or legal action due to the apparent deterioration in the loan.
●	There is a significant deterioration in market conditions to which the borrower is highly vulnerable.

Risk Grade 7           Doubtful:

One or more of the following characteristics may be present in loans classified Doubtful:
●	Loans have all of the weaknesses of those classified as Substandard. However, based on existing conditions, these weaknesses make full collection of principal highly improbable.
●	The primary source of repayment is gone, and there is considerable doubt as to the quality of the secondary source of repayment.
●	The possibility of loss is high but because of certain important pending factors which may strengthen the loan, loss classification is deferred until the exact status of repayment is known.

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

The following table identifies credit risk by the internally assigned grade at December 31, 2012: (in thousands)

Credit Risk Profile By Internally Assigned Grade
	----------Commercial Credit Exposure----------			----------Consumer Credit Exposure----------
	Commercial and industrial	Commercial real estate	Real estate construction	Residential mortgages (1st and 2nd liens)	Home equity	Consumer and other loans	Total
Grade:
Pass	$143,804	$311,123	$4,790	$141,915	$65,966	$14,267	$681,865
Special mention	5,995	38,670	-	-	-	-	44,665
Substandard	18,910	19,478	10,679	4,660	502	21	54,250
Total	$168,709	$369,271	$15,469	$146,575	$66,468	$14,288	$780,780
The following table identifies credit risk by the internally assigned grade at December 31, 2011: (in thousands)

Credit Risk Profile By Internally Assigned Grade
	----------Commercial Credit Exposure----------			----------Consumer Credit Exposure----------
	Commercial and industrial	Commercial real estate	Real estate construction	Residential mortgages (1st and 2nd liens)	Home equity	Consumer and other loans	Total
Grade:
Pass	$144,952	$289,856	$4,932	$152,274	$75,787	$43,703	$711,504
Special mention	16,448	41,283	7,772	-	-	-	65,503
Substandard	45,009	97,507	35,388	8,345	3,897	646	190,792
Doubtful	243	-	1,612	-	-	-	1,855
Total	$206,652	$428,646	$49,704	$160,619	$79,684	$44,349	$969,654

TDRs are modifications or renewals where the Company has granted a concession to a borrower in financial distress. The Company reviews all modifications and renewals for determination of TDR status. The Company allocated $800 thousand and $3 million of specific reserves to customers whose loan terms have been modified in TDRs as of December 31, 2012 and 2011, respectively. These loans involved the restructuring of terms to allow customers to mitigate the risk of foreclosure by meeting a lower payment requirement based upon their current cash flow. These may also include loans that renewed at existing contractual rates, but below market rates for comparable credit.

A total of $35 thousand and $85 thousand were committed to be advanced in connection with TDRs as of December 31, 2012 and 2011, respectively. This represents the amount the Company is legally required to advance under existing loan agreements. These loans are not in default under the terms of the loan agreements and are accruing. It is the Company’s policy to evaluate advances on such loans on a case by case basis. Absent a legal obligation to advance pursuant to the terms of the loan agreement, the Company generally will not advance funds for which it has outstanding commitments but may do so in certain circumstances.

The following table presents information regarding TDRs as of December 31, 2012 and 2011: (dollars in thousands)

	December 31, 2012		December 31, 2011
Total Troubled Debt Restructurings	Number of Loans	Outstanding Recorded Balance	Number of Loans	Outstanding Recorded Balance

Commercial and industrial	41	$6,468	52	$6,011
Commercial real estate	9	6,238	9	12,083
Real estate construction	-	-	2	5,183
Residential mortgages (1st and 2nd liens)	15	3,587	11	2,986
Consumer	5	311	5	212
	70	$16,604	79	$26,475

The following table presents, by class, information regarding TDRs executed during the years ended December 31, 2012 and 2011: (dollars in thousands)

	For the year ended			For the year ended
	December 31, 2012			December 31, 2011
		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
	Number	Outstanding	Outstanding	Number	Outstanding	Outstanding
New Troubled Debt	of	Recorded	Recorded	of	Recorded	Recorded
Restructurings	Loans	Balance	Balance	Loans	Balance	Balance

Commercial and industrial	17	$6,674	$6,674	29	$4,099	$4,123
Commercial real estate	-	-	-	8	8,697	8,697
Residential mortgages (1st and 2nd liens)	6	1,617	1,617	5	1,437	1,622
Home equity	-	-	-	1	291	291
Consumer	1	49	49	1	34	34
	24	$8,340	$8,340	44	$14,558	$14,767

The table below presents by class, information regarding loans modified as TDRs that had payment defaults of 90 days or more within twelve months of restructuring during the years ended December 31, 2012 and 2011: (dollars in thousands)

	For the year ended		For the year ended
	December 31, 2012		December 31, 2011
		Outstanding		Outstanding
	Number	Recorded	Number	Recorded
Defaulted Troubled Debt Restructurings	of Loans	Balance	of Loans	Balance

Commercial and industrial	2	$1,125	9	$41
Commercial real estate	-	-	2	4,879
Residential mortgages (1st and 2nd liens)	2	807	-	-
	4	$1,932	11	$4,920

According to accounting guidance, not all loan modifications are TDRs. In some cases, the Company might provide a concession, such as a reduction in interest rate, but the borrower is not experiencing financial distress. This could be the case if the Company is matching a competitor’s interest rate.

The following table presents information regarding modifications and renewals executed during the years ended December 31, 2012 and 2011 that are not considered TDRs: (dollars in thousands)

	For the year ended		For the year ended
	December 31, 2012		December 31, 2011
		Outstanding		Outstanding
	Number	Recorded	Number	Recorded
	of Loans	Balance	of Loans	Balance

Commercial and industrial	13	$8,111	-	$-
Commercial real estate	34	40,004	5	1,599
	47	$48,115	5	$1,599

Note 5 — Premises and Equipment

The following table details premises and equipment: (in thousands)

	Estimated
	Useful Lives	2012	2011
Land	Indefinite	$3,326	$3,354
Premises	30 - 40 years	28,167	27,830
Furniture, fixtures & equipment	3 - 7 years	28,250	26,479
Leasehold improvements	2 - 25 years	3,869	3,833
		63,612	61,496
Accumulated depreciation and amortization		(35,956)	(33,512)
Balance at end of year		$27,656	$27,984

Premises and accumulated depreciation and amortization include amounts related to property under capital leases of approximately $5 million as of December 31, 2012 and 2011.

Depreciation and amortization charged to operations amounted to $2.6 million, $2.5 million, and $2.5 million during 2012, 2011, and 2010, respectively. Depreciation and amortization charged to operations includes amounts related to property under capital leases of $461 thousand, $167 thousand and $50 thousand in 2012, 2011 and 2010 respectively.

Note 6 — Deposits

The following table summarizes the contractual maturities of time deposits during the years after 2012: (in thousands)

Year during which	Time Deposits	Other Time
Time Deposit Matures	> $100,000	Deposits
2013	$141,656	$56,207
2014	7,136	9,388
2015	6,274	4,479
2016	7,674	3,188
2017	2,991	4,728
Thereafter	-	10
Total	$165,731	$78,000

Note 7 — Borrowings

The following tables summarize the components of short- and long-term borrowings, principally FHLB borrowings, securities sold under agreements to repurchase and federal funds purchased, and their related weighted-average interest rates for the years 2012 and 2011: (dollars in thousands)

	Short-Term	Long-Term
December 31, 2012	Borrowings	Borrowings	Total
Daily average outstanding	$57	$-	$57
Total interest cost	-	-	-
Average interest rate paid	0.48%	-%	0.48%
Maximum amount outstanding at any month-end	$-	$-	$-
December 31, balance	-	-	-
Weighted-average interest rate on balances outstanding	-%	-%	-%

	Short-Term	Long-Term
December 31, 2011	Borrowings	Borrowings	Total
Daily average outstanding	$873	$19,397	$20,270
Total interest cost	1	653	654
Average interest rate paid	0.11%	3.37%	3.23%
Maximum amount outstanding at any month-end	$-	$40,000	$40,000
December 31, balance	-	-	-
Weighted-average interest rate on balances outstanding	-%	-%	-%

Assets pledged as collateral to the FHLB at December 31, 2012 and 2011 totaled $85 million and $124 million, respectively, consisting of eligible loans and investment securities as determined under FHLB borrowing guidelines. The Company had no FHLB borrowings outstanding at December 31, 2012 or 2011.

Note 8 — Stockholders’ Equity

In September 2012, the Company sold 1,783,000 shares of common stock to institutional investors at a price of $13.50 per share for aggregate gross proceeds of approximately $24.1 million. The Company also sold 56,533 shares of common stock to certain of its directors and officers at a price of $16.44 per share for aggregate gross proceeds of approximately $900 thousand. After deducting underwriting fees and expenses of $2.2 million, the Company recognized net proceeds of approximately $22.8 million, of which $22.5 million was downstreamed to the Bank as an equity infusion.

The Company has a Dividend Reinvestment Plan to provide stockholders of record with a convenient method of investing cash dividends and optional cash payments in additional shares of the Company’s common stock without payment of any brokerage commission or service charges. At the Company’s discretion, such additional shares may be purchased directly from the Company, using either originally issued shares or treasury shares, at a 3% discount from market value, or the shares may be purchased in negotiated transactions or on any securities exchange where such shares may be traded (“market transactions”) at 100% of cost. No shares were issued in 2012 under this plan. There were 32,614 and 54,305 shares issued in 2011 and 2010, respectively.

Under the terms of the Company’s stock option plans adopted in 1999 and 2009, options have been granted to key employees and directors to purchase shares of the Company’s stock. Under the Suffolk Bancorp 2009 Stock Incentive Plan (“the Plan”), there are 500,000 shares of the Company’s common stock reserved for issuance, of which 150,000 had been granted as of December 31, 2012. There are no remaining shares reserved for issuance under the 1999 Stock Option Plan. Options are awarded by the Compensation Committee of the Board of Directors. Both plans provide that the option price shall not be less than the fair value of the common stock on the date the option is granted. All options are exercisable for a period of ten years or less. Both plans provide for but do not require the grant of stock appreciation rights (“SARs”) that the holder may exercise instead of the underlying option. At December 31, 2012, there were 6,000 SARs outstanding related to options granted before 2011. The SARs had no intrinsic value at December 31, 2012. When the SAR is exercised, the underlying option is canceled. The optionee receives shares of common stock or cash with a fair market value equal to the excess of the fair value of the shares subject to the option at the time of exercise (or the portion thereof so exercised) over the aggregate option price of the shares set forth in the option agreement. The exercise of SARs is treated as the exercise of the underlying option. Options granted prior to 2010 vest after one year. No options were granted in 2010. Options granted in 2011 are exercisable over a three-year period commencing three years from the date of grant at a rate of one third per year.  Options granted in 2012 are exercisable over a three-year period commencing one year from the date of grant at a rate of one third per year.

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

Compensation expense related to stock-based compensation amounted to approximately $458 thousand and $8 thousand for the years ended December 31, 2012 and 2010, respectively. There was no such expense for the year ended 2011. The remaining unrecognized compensation cost of approximately $710 thousand at December 31, 2012 will be expensed over the remaining weighted average vesting period of 2.9 years.

The following table presents the options granted, exercised, or expired during each of the past three years:

	Shares	Weighted-average exercise price per share
Balance at December 31, 2009	154,500	$27.81
Options granted	-	-
Options exercised	(29,000)	14.44
Options expired or forfeited	(36,000)	32.32
Balance at December 31, 2010	89,500	30.32
Options granted	50,000	10.79
Options exercised	(5,000)	15.50
Options expired or forfeited	(23,000)	28.67
Balance at December 31, 2011	111,500	22.57
Options granted	130,000	13.15
Options exercised	-	-
Options expired or forfeited	(30,000)	32.23
Balance at December 31, 2012	211,500	$15.41

The following table presents additional information:

At, or during, year ended December 31,	2012	2011	2010
Average remaining contractual life in years	8.40	6.94	4.75
Exercisable options (vested)	31,500	61,500	89,500
Options granted during the year:
Options granted	130,000	50,000	-
Weighted average fair value of options (Black-Scholes model)at date of grant	$7.13	$5.95	$-
Black-Scholes Assumptions:
Risk-free interest rate	0.78%	2.10%	-%
Expected dividend yield	-%	-%	-%
Expected life in years	10	10	-
Expected volatility	43.03%	42.60%	-%

The following table details contractual weighted-average lives of outstanding options at various prices as of December 31, 2012:

	Outstanding			Exercisable
		Weighted-Average			Weighted-Average
		Remaining	Weighted-Average		Remaining	Weighted-Average
Range of Exercise Prices	Shares	Contractual Life	Exercise Price	Shares	Contractual Life	Exercise Price
$10.79 - $12.44	100,000	9.2 years	$11.49	-	-	-
$13.13 - $14.97	80,000	9.3 years	$13.75	-	-	-
$28.30 - $31.83	17,000	3.9 years	$30.43	17,000	3.9 years	$30.43
$32.90 - $34.95	14,500	3.1 years	$34.01	14,500	3.1 years	$34.01
	211,500	8.4 years	$15.41	31,500	3.5 years	$32.08

All dividends must conform to applicable statutory requirements. Under 12 USC 56-9, a national bank may not pay a dividend on its common stock if the dividend would exceed net undivided profits then on hand. Further, under 12 USC 60, a national bank must obtain prior approval from the OCC to pay dividends on either common or preferred stock that would exceed the bank’s net profits for the current year combined with retained net profits (net profits minus dividends paid during that period) from the prior two years. The ability of the Bank to pay dividends to the Company is subject to certain regulatory restrictions. Generally, dividends declared in a given year by a national bank are limited to its net profit, as defined by regulatory agencies, for that year, combined with its retained net income for the preceding two years, less any required transfer to surplus or to fund for the retirement of any preferred stock of which the Bank has none as of December 31, 2012. In addition, a national bank may not pay any dividends in an amount greater than its undivided profits and a national bank may not declare any dividends if such declaration would leave the bank inadequately capitalized. Therefore, the ability of the Bank to declare dividends will depend on its future net income and capital requirements. In addition, under the Agreement the Bank is required to establish a dividend policy that will permit the declaration of a dividend only when the Bank is in compliance with its capital program and with the prior written determination of no supervisory objection by the OCC and the FRB. At December 31, 2012, no funds were available for dividends from the Bank to the Company.

Note 9 — Income Taxes

The following table presents the benefit for income taxes in the consolidated statements of operations which is comprised of the following: (in thousands)

		2012	2011	2010
Current:	Federal	$(4,126)	$751	$5,043
	State	280	345	848
		(3,846)	1,096	5,891
Deferred:	Federal	1,412	(4,339)	(5,691)
	State	1,162	(980)	(1,505)
		2,574	(5,319)	(7,196)
Valuation allowance		558	-	-
Total		$(714)	$(4,223)	$(1,305)

The total tax (benefit) expense was different from the amounts computed by applying the federal income tax rate because of the following:

	2012		2011		2010
Federal income tax (benefit) expense at statutory rates	(34	) %	(35	) %	35%
Tax-exempt interest	(82)		(56)		(55)
State income taxes net of federal benefit	26		(10)		(8)
Decrease in deferred tax assets related to tax rates	62		-		-
Other	(1)		3		2
Total	(29	) %	(98	) %	(26	) %

The effects of temporary differences between tax and financial accounting that create significant deferred tax assets and liabilities, and the recognition of income and expense for purposes of tax and financial reporting, are presented below: (in thousands)

	2012	2011	2010
Deferred tax assets:
Allowance for possible loan losses	$6,458	$15,835	$11,520
Post-retirement benefits	571	551	519
Deferred compensation	1,642	1,941	2,001
Unfunded pension obligation	2,826	7,396	2,299
Alternative Minimum Tax credit carryforward	537	-	-
Net operating loss carryforward	5,277	-	-
Other	1,758	2,003	1,839
Total deferred tax assets before valuation allowance	19,069	27,726	18,178
Valuation allowance	(558)	-	-
Total deferred tax assets net of valuation allowance	18,511	27,726	18,178
Deferred tax liabilities:
Securities available for sale	(6,019)	(7,692)	(4,975)
Other	(1,107)	(1,569)	(1,076)
Total deferred tax liabilities	(7,126)	(9,261)	(6,051)
Net deferred tax asset	$11,385	$18,465	$12,127

The deferred tax assets and liabilities are netted and presented in a single amount which is included in deferred taxes in the accompanying consolidated statements of condition. The realization of deferred tax assets (net of a recorded valuation allowance) is largely dependent upon future taxable income, future reversals of existing taxable temporary differences and the ability to carryback losses to available tax years. In assessing the need for a valuation allowance, the Company considers positive and negative evidence, including taxable income in carry-back years, scheduled reversals of deferred tax liabilities, expected future taxable income and tax planning strategies.  The Company can apply a carryback of the net operating losses for 2012 which resulted in $5 million included in income tax receivable in the accompanying consolidated statements of condition. The Company has net operating loss carryforwards of approximately $13.9 million and $24.1 million for Federal and New York State (“NYS”) income tax purposes, respectively, which may be applied against future taxable income. In 2012, the Company established a full valuation reserve of $558 thousand, tax effected, on the NYS net operating loss due to the Company’s significant tax-exempt investment income in NYS. The valuation allowance may be reversed to income in future periods to the extent that the related deferred tax assets are realized or when the Company returns to consistent, taxable earnings in NYS. Management believes it is more likely than not that forecasted income, including income that may be generated as a result of certain tax planning strategies, together with the tax effects of the deferred tax liabilities, will be sufficient to fully recover the remaining deferred tax assets. Both the Federal and NYS unused net operating loss carryforwards are expected to expire in varying amounts in the year 2032. It is anticipated that the Federal carryforward will be utilized prior to its expiration based on the Company’s future years’ projected earnings.

The Company had unrecognized tax benefits including interest of approximately $34 thousand, $38 thousand and $41 thousand at December 31, 2012, 2011 and 2010, respectively. Changes in unrecognized tax benefits consist of the following: (in thousands)

	2012	2011	2010
Balance January 1	$38	$41	$50
Additions from current year tax positions	1	-	-
Reductions for prior year tax positions	(5)	(3)	(9)
Balance December 31	$34	$38	$41

The Company recognizes interest and penalties accrued relating to unrecognized tax benefits in income tax expense. There is no accrued interest relating to uncertain tax positions as of December 31, 2012. The Company files income tax returns in the U.S. federal jurisdiction and in New York State. Federal returns are subject to audits by tax authorities beginning with the 2009 tax year. In 2012, New York State audited the Company and Suffolk Greenway, Inc., a subsidiary of the Bank, for the years 2008, 2009, and 2010 and there was no change as a result of these audits. It is not anticipated that the unrecognized tax benefits will significantly change over the next 12 months.

Note 10 — Employee Benefits

(A) Retirement Plan

The Company has a noncontributory defined benefit pension plan available to all full-time employees who are at least 21 years old and have completed at least one year of employment. The plan is governed by the rules and regulations in the Prototype Plan of the New York Bankers Association Retirement System and the Retirement System Adoption Agreement executed by the Bank. The plan is a single-employer plan. However, for purposes of investment, the plan contributions are pooled with those of other participants in the system.

On December 31, 2012, certain provisions of the Company’s pension plan were changed which affected all participants in this plan and froze the participation of new entrants into the pension plan for all remaining employees in 2012. These changes froze the plan such that no additional pension benefits would accumulate. As a result of these changes, the funded status of the pension benefit plan was remeasured at December 31, 2012. A pension curtailment gain of $1 thousand was recorded which is included in the net loss for 2012. This amendment decreased the pension liability by $14 million and resulted in an after-tax decrease in accumulated other comprehensive loss of $9 million.

The tables below set forth the status of the Company’s pension plan as of December 31, 2012 and December 31, 2011, the time at which the annual valuation of the plan is made.

The following table sets forth the plan’s change in benefit obligation: (in thousands)

	2012	2011
Benefit obligation at start of year	$53,028	$42,570
Service cost	2,665	2,179
Interest cost	2,218	2,250
Actuarial loss	(3,789)	7,671
Benefits paid and expected expenses	(1,777)	(1,642)
Curtailment	(6,969)	-
Benefit obligation at end of year	$45,376	$53,028

The following table sets forth the plan’s change in plan assets: (in thousands)

	2012	2011
Fair value of plan assets at start of year	$34,817	$32,830
Actual return on plan assets	3,615	13
Employer contribution	1,000	3,700
Benefits paid and actual expenses	(1,837)	(1,726)
Fair value of plan assets at end of year	$37,595	$34,817

The following table presents the plan’s funded status and amounts recognized in the consolidated statements of condition: (in thousands)

	2012	2011
Prepaid Pension Cost	$4,632	$7,780
Unrecognized Net Loss	(12,413)	(25,996)
Unrecognized Prior Service Cost	-	4
Under Funded Status	$(7,781)	$(18,212)
Amount Included in Other Liabilities	$(7,781)	$(18,212)
Accumulated Benefit Obligation	$45,376	$45,145

In December 2012, the Company made an annual minimum contribution of $1 million for the plan year ending September 30, 2013. There is no additional minimum required contribution for the plan year ending September 30, 2013. In December 2011, the Company made an annual minimum contribution of $4 million for the plan year ended September 30, 2012. The Company does not expect to contribute to its pension plan in 2013.

The following table presents estimated benefits to be paid during the years indicated: (in thousands)

	Qualified	Post-
	Pension	Retirement
	Plan	Benefits
2013	$1,711	$71
2014	1,815	72
2015	2,003	73
2016	2,123	75
2017	2,281	76
2018-2021	14,076	396

The following table summarizes the net periodic pension cost: (in thousands)

	2012	2011	2010
Service cost	$2,665	$2,179	$1,805
Interest cost on projected benefit obligations	2,218	2,250	2,039
Expected return on plan assets	(2,362)	(2,238)	(2,150)
Net amortization & deferral	1,628	974	724
Curtailment gain	(1)	-	-
Net periodic pension cost	4,148	3,165	2,418
Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Net actuarial (gain) loss	(13,578)	5,348	2,419
Amortization of service cost	-	-	2
Total recognized in other comprehensive income	(13,578)	5,348	2,421
Total recognized in net periodic pension cost and other comprehensive income	$(9,430)	$8,513	$4,839

Weighted-average discount rate	4.27%	5.38%	5.89%
Rate of increase in future compensation	3.50%	3.50%	3.50%
Expected long-term rate of return on assets	7.00%	7.00%	7.50%

The assumptions used in the measurement of the Company’s pension obligation at December 31, 2012 were:

●	Weighted-average discount rate of 4.50%;
●	Rate of increase in future compensation of 0.00%;
•	Expected long-term rate of return on assets was not applicable.

The following table summarizes the net periodic pension cost expected for the year ended December 31, 2013. This expense amount is subject to change if a significant plan-related event should occur before the end of fiscal 2013: (in thousands)

2013
Service cost	$254
Interest cost on projected benefit obligations	1,993
Expected return on plan assets	(2,556)
Net amortization & deferral	245
Net periodic pension cost	$(64)
Weighted-average discount rate	4.27%
Rate of increase in future compensation	0.00%
Expected long-term rate of return on assets	7.00%

Plan Assets

The Company’s pension plan weighted-average asset allocations at December 31, 2012 and 2011, by asset category are as follows:

	At December 31,
Asset category	2012	2011
Cash	13%	11%
Equity Securities	45	48
Debt Securities	42	41
Total	100%	100%

Fair Value

The following table summarizes the fair value measurements of the Company’s pension plan assets on a recurring basis as of December 31, 2012: (in thousands)

	Fair Value Measurements Using
	Active Markets for	Significant	Significant
	Identical Assets	Other	Unobservable
	Quoted Prices	Observable Inputs	Inputs
Description	(Level 1)	(Level 2)	(Level 3)	Total
Investment in securities
Short-term investment funds	$39	$4,813	$-	$4,852
Equity securities	17,073	-	-	17,073
Fixed income securities
Auto loan receivable	-	204	-	204
Collateralized mortgage obligations	-	4,074	-	4,074
Corporate bonds	-	3,549	-	3,549
Government-issued securities	-	7,834	-	7,834
Other asset-backed	-	9	-	9
Total	$17,112	$20,483	$-	$37,595

The following table summarizes the fair value measurements of the Company’s pension plan assets on a recurring basis as of December 31, 2011: (in thousands)

	Fair Value Measurements Using
	Active Markets for	Significant	Significant
	Identical Assets	Other	Unobservable
	Quoted Prices	Observable Inputs	Inputs
Description	(Level 1)	(Level 2)	(Level 3)	Total
Investment in securities
Short-term investment funds	$60	$3,635	$-	$3,695
Equity securities	16,683	-	-	16,683
Fixed income securities
Collateralized mortgage obligations	-	3,403	-	3,403
Corporate bonds	-	3,137	-	3,137
Government-issued securities	-	7,899	-	7,899
Total	$16,743	$18,074	$-	$34,817

The following is a description of the valuation methodologies used for pension assets measured at fair value:

Level 1 – Quoted prices in active markets for identical assets or liabilities.

Level 2 – Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

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

The System's overall investment strategy is to achieve a mix of approximately 97% of investments for long-term growth and 3% for near-term benefit payments with a wide diversification of asset types, fund strategies, and fund managers. The target allocations for System assets are shown in the table below. Cash equivalents consist primarily of short term investment funds. Equity securities primarily include investments in common stock and depository receipts. Fixed income securities include corporate bonds, government issues and mortgage backed securities. Other financial instruments primarily include rights and warrants.

The weighted average expected long-term rate of return is estimated based on current trends in the System's assets as well as projected future rates of return on those assets and reasonable actuarial assumptions based on the guidance provided by Actuarial Standard of Practice (“ASOP”) No. 27 "Selection of Economic Assumptions for Measuring Pension Obligations" for long term inflation, and the real and nominal rate of investment return for a specific mix of asset classes. The following assumptions were used in determining the long-term rate of return:

Equity securities - Dividend discount model, the smoothed earnings yield model and the equity risk premium model

Fixed income securities - Current yield-to-maturity and forecasts of future yields

Other financial instruments - Comparison of the specific investment's risk to that of fixed income and equity instruments and using judgment

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

Effective September 2011, the System revised its investment guidelines. The System currently prohibits its investment managers from purchasing any security greater than 5% of the portfolio at the time of purchase or greater than 8% at market value in any one issuer. In addition, the following are prohibited:

Equity securities
●	Short sales
●	Unregistered securities and
●	Margin purchases

Fixed income
●	Mortgage backed derivatives that have an inverse floating rate coupon or that are interest only securities
●	Any asset backed security that is not issued by the U.S. Government or its agencies or its instrumentalities
●	Generally securities of less than Baa2/BBB quality may not be purchased
●	Securities of less than A-quality may not in the aggregate exceed 10% of the investment manager's portfolio

Other financial instruments
•	Un-hedged currency exposure in countries not defined as "high income economies" by the World Bank

Prior to September 2011, investments in emerging countries as defined by the Morgan Stanley Emerging Markets Index and structured notes were prohibited.

All other investments not prohibited by the System are permitted. At December 31, 2012 and 2011, the System held certain investments which are no longer deemed acceptable to acquire. These positions will be liquidated when the investment managers deem that such liquidation is in the best interest of the System.

The following table presents target investment allocations for 2013, and actual allocations at December 31, 2012 and 2011, by asset category, along with the weighted-average expected long-term rate of return:

				Weighted-
				average
				Expected
	Target	Percentage of Plan		Long-term
	Allocation	Assets at December 31,		Rate of
Asset Category	2013	2012	2011	Return
Cash equivalents	0 - 20%	12.8%	10.6%	0.38%
Equity securities	40 - 60%	45.5%	47.9%	3.95%
Fixed income securities	40 - 60%	41.7%	41.5%	1.90%
Other financial instruments	0 - 5%	-	-	-

At December 31, 2012, the portfolio was managed by two investment firms. In addition, approximately $20 million of System monies had not yet been allocated to either investment manager. The portfolio was split with approximately 49% and 43%, respectively, under the control of the two investment managers with the remaining 8% under the direct control of the System.

At December 31, 2012, there was a 12% of portfolio concentration in the State Street Bank & Trust Co. Short Term Investment Fund.

(B) Director’s Retirement Income Agreement of the Bank of the Hamptons

On April 11, 1994, the Company acquired Hamptons Bancshares, Inc., which had a director’s deferred compensation plan. The liability for this plan was approximately $138 thousand and $124 thousand at December 31, 2012 and 2011, respectively. Expenses of approximately $24 thousand in 2012, $10 thousand in 2011, and $11 thousand in 2010 are included in the consolidated statements of operations. In 2012, the Company paid approximately $10 thousand to participants.

(C) Deferred Compensation

1986 Plan - In 1986, the Board approved a deferred compensation plan. Under this plan, certain employees and Directors of the Company elected to defer compensation aggregating approximately $177 thousand in 1986 in exchange for stated future payments to be made at specified dates. The rate of return on the initial deferral was guaranteed. For purposes of financial reporting, (income) expense of approximately $(13) thousand in 2012, $58 thousand in 2011, and $119 thousand in 2010 were recorded.

During 2012, the Company made payments of approximately $25 thousand to participants of this plan. The Company has purchased life insurance policies on the plan’s participants based upon reasonable actuarial benefit and other financial assumptions where the present value of the projected cash flows from the insurance proceeds approximates the present value of the projected cost of the employee benefit. The Company is the named beneficiary on the policies. Subsequent to December 31, 2012, the Company surrendered these policies. Net insurance income (expense) related to the policies aggregated approximately $155 thousand, $156 thousand, and $(7) thousand in 2012, 2011, and 2010, respectively.

1999 Plan - In 1999, the Board approved a non-qualified deferred compensation plan. Under this plan, certain employees and Directors of the Company may elect to defer some or all of their compensation in exchange for a future payment of the compensation deferred, with accrued interest, at retirement. Participants deferred compensation totaling $64 thousand, $100 thousand, and $147 thousand, during 2012, 2011, and 2010, respectively. Payments of $383 thousand, $335 thousand, and $228 thousand were made to participants during 2012, 2011, and 2010, respectively.

(D) Post-Retirement Benefits Other Than Pension

The Plan provides life insurance benefits to employees meeting eligibility requirements. Employees hired after December 31, 1997 are not eligible for retiree life insurance. No other welfare benefits are covered under this plan.

The following table sets forth the post-retirement benefit liability included in other liabilities in the accompanying consolidated statements of condition as of December 31, 2012 and 2011: (in thousands)

	2012	2011
Accumulated benefit obligation	$(1,549)	$(1,613)
Unrecognized net gain	(581)	(554)
Unrecognized prior service cost	(7)	(8)
Post-retirement benefit liability	$(2,137)	$(2,175)

The following table presents the plan’s funded status: (in thousands)

	2012	2011
Accrued benefit cost	$(2,137)	$(2,175)
Unrecognized prior service cost	7	8
Unrecognized net gain	581	554
Underfunded status	$(1,549)	$(1,613)

Net periodic post-retirement benefit cost (the “net periodic cost”) for the years ended December 31, 2012, 2011, and 2010 includes the following components: (in thousands)

	2012	2011	2010
Service cost of benefits earned	$3	$3	$4
Interest cost on liability	67	71	72
Unrecognized gain	(39)	(67)	(79)
Net periodic cost	31	7	(3)
Other changes in plan assets and benefit obligations recognized in other comprehensive income
Net actuarial gain	(22)	254	89
Total recognized in other comprehensive income	(22)	254	89
Total recognized in net periodic pension cost and other comprehensive income	$9	$261	$86

Benefit assumptions are based on sponsor contributions of $0.14 per participant per month per $1 thousand of life insurance.

(E) 401(k) Retirement Plan

The Bank has a 401(k) Retirement Plan and Trust (the “401(k) Plan”). Employees who have attained the age of 21 and have completed one-half year of service or 500 hours have the option to participate. Employees may elect to contribute up to a dollar limit which is set by law. The limit was $17,500 for 2012. The Bank may match up to one-half of the employee’s contribution up to a maximum of 6% of the employee’s annual gross compensation subject to the aforementioned limit. Employees are fully vested in their own contributions, and the Bank’s matching contributions are fully vested once the participant has six years of creditable service. The 401(k) Plan was amended in 2012 to reduce the service time required to participate in the 401(k) Plan from one year of service to one-half year of service or 500 hours. Bank contributions under the 401(k) Plan amounted to $110 thousand, $394 thousand, and $406 thousand in 2012, 2011, and 2010, respectively. The Bank funds all amounts when due. At December 31, 2012, contributions to the 401(k) Plan were invested in various bond, equity, money market, or diversified funds as directed by each employee. The 401(k) Plan does not allow for investment in the Company’s common stock.

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

The Company was contingently liable under standby letters of credit in the amount of $19 million and $20 million at December 31, 2012 and 2011, respectively. The outstanding letters of credit as of December 31, 2012 expire as follows: (in thousands)

2013	$18,652
2014	-
2015	87
2016 and thereafter	342
$19,081

Amounts due under these letters of credit would be reduced by any proceeds that the Company would be able to obtain in liquidating the collateral for the loans, which varies depending on the customer. At December 31, 2012 and 2011, commitments to originate loans and commitments under unused lines of credit for which the Bank is obligated amounted to $140 million and $129 million, respectively.

The Bank is required to maintain balances with the FRB to satisfy reserve requirements. In addition, during 2012 the FRB continued to offer higher interest rates on overnight deposits compared to correspondent banks. The average balance maintained at the FRB during 2012 was $244 million compared to $98 million in 2011.

At December 31, 2012, the Company was obligated under a number of non-cancelable leases for land and buildings used for bank purposes. Minimum annual rentals, exclusive of taxes and other charges under non-cancelable operating leases, are summarized as follows: (in thousands)

	Capital	Operating
	Leases	Leases
2013	$302	$1,674
2014	311	1,681
2015	317	1,630
2016	329	1,282
2017	341	1,061
Thereafter	5,408	1,285
Total minimum lease payments	7,008	$8,613
Less: amounts representing interest	2,320
Present value of minimum lease payments	$4,688

Total rental expense for the years ended December 31, 2012, 2011, and 2010 amounted to $1.3 million, $1.6 million, and $1.6 million, respectively.

The Company and the Bank are subject to legal proceedings and claims that arise in the ordinary course of business. In the opinion of management, the amount of ultimate liability, if any, with respect to such matters will not materially affect future operations and will not have a material impact on the Company’s financial statements.

Note 12 — Regulatory Capital

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital requirements that involve quantitative measures of the Company’s and the Bank’s assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. The Company’s and the Bank’s capital amounts and the Bank’s classification are also subject to qualitative judgments by the regulators about components, risk weighting, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to adjusted average assets. Management believes, as of December 31, 2012, that the Company and the Bank met all capital adequacy requirements to which it is subject.

The Bank is also subject to individual minimum capital ratios established by the OCC requiring the Bank to maintain a Tier 1 leverage capital ratio of at least equal to 8.00% of adjusted average assets, to maintain a Tier 1 risk-based capital ratio at least equal to 10.50% of risk-weighted assets, and to maintain a total risk-based capital ratio at least equal to 12.00% of risk-weighted assets. At December 31, 2012, the Bank met all three capital ratios.

The Bank’s actual capital amounts and ratios are presented in the following table: (dollars in thousands)

			Minimum		Minimum to be "Well
			for capital		Capitalized" under prompt
	Actual capital ratios		adequacy		corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2012
Total Capital (to risk-weighted assets)	$162,458	18.05%	$72,020	8.00%	$90,025	10.00%
Tier 1 Capital (to risk-weighted assets)	151,121	16.79%	36,010	4.00%	54,015	6.00%
Tier 1 Capital (to average assets)	151,121	9.74%	62,092	4.00%	77,615	5.00%
As of December 31, 2011
Total Capital (to risk-weighted assets)	$146,990	14.21%	$82,756	8.00%	$103,445	10.00%
Tier 1 Capital (to risk-weighted assets)	133,716	12.93%	41,378	4.00%	62,067	6.00%
Tier 1 Capital (to average assets)	133,716	8.81%	60,726	4.00%	75,907	5.00%

At December 31, 2012, the Company’s Tier 1 leverage capital ratio was 9.79% of adjusted average assets, Tier 1 risk-based capital ratio was 16.89% of risk-weighted assets, and total risk-based capital ratio was 18.15% of risk-weighted assets. At December 31, 2011, the Company’s Tier 1 leverage capital ratio was 8.85% of adjusted average assets, Tier 1 risk-based capital ratio was 12.98% of risk-weighted assets, and total risk-based capital ratio was 14.26% of risk-weighted assets.

Note 13 — Regulatory Agreement

On October 25, 2010, the Bank, following discussion with the OCC entered into the Agreement. The Agreement requires the Bank to take certain actions to address issues identified by the OCC. As of December 31, 2012, management believes it has taken significant steps to satisfy the requirements of the Agreement.

The Bank is subject to IMCRs established by the OCC requiring Tier 1 leverage capital equal to at least 8.00% of adjusted average assets; Tier 1 risk-based capital equal to at least 10.50% of risk-weighted assets; and total risk-based capital equal to at least 12.00% of risk-weighted assets. Management believes the Bank met all three IMCRs at December 31, 2012: Tier 1 capital was 9.74% of adjusted average assets, Tier 1 risk-based capital was 16.79% of risk-weighted assets, and total risk-based capital was 18.05% of risk-weighted assets. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements.

The Company’s Tier 1 leverage ratio was 9.79% at December 31, 2012. The Company’s Tier 1 risk-based and total risk-based capital ratios were 16.89% and 18.15%, respectively, at December 31, 2012.

The ability of the Bank to pay dividends to the Company is subject to certain regulatory restrictions. Generally, dividends declared in a given year by a national bank are limited to its net profit, as defined by regulatory agencies, for that year, combined with its retained net income for the preceding two years, less any required transfer to surplus or to fund for the retirement of any preferred stock of which the Bank has none as of December 31, 2012. In addition, a national bank may not pay any dividends in an amount greater than its undivided profits and a national bank may not declare any dividends if such declaration would leave the Bank inadequately capitalized. Therefore, the ability of the Bank to declare dividends will depend on its future net income and capital requirements. In addition, under the Agreement the Bank is required to establish a dividend policy that will permit the declaration of a dividend only when the Bank is in compliance with its capital program and with the prior written determination of no supervisory objection by the OCC.

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

Note 14 — Credit Concentrations

The Company’s principal investments are loans and a portfolio of short- and medium-term debt of the United States Treasury, states and other political subdivisions, U.S. government agencies, corporations, mortgage-backed securities and collateralized mortgage obligations.

Loans secured by real estate comprise 76% of the loan portfolio and 37% of total assets. Commercial real estate loans present greater risk than residential mortgages. The Company has attempted to minimize the risks of these loans by considering several factors, including the creditworthiness of the borrower, location, condition, value and the business prospects for the security property. Commercial and industrial loans, unsecured or secured by collateral other than real estate, comprise 22% of the loan portfolio and 10% of total assets. These loans present significantly greater risk than other types of loans. Average credits are greater in size than consumer loans, and unsecured loans may be more difficult to collect. The Company obtains, whenever possible, both the personal guarantees of the principal(s) and cross-guarantees among the principals’ business enterprises. Consumer loans, net of unearned discount, comprised 2% of the Company’s loan portfolio and less than one percent of total assets. A majority are indirect dealer-generated loans secured by automobiles. Most of these loans are made to residents of the Company’s primary lending area. Each loan is small in amount. Borrowers represent a cross-section of the population and are employed in a variety of industries. The risk presented by any one loan is correspondingly small, and therefore, the risk that this portion of the portfolio presents to the Company depends on the financial stability of the population as a whole, not any one entity or industry.

Municipal obligations constitute 43% of investment securities and 11% of total assets. These obligations present slightly greater risk than U.S. Treasury securities, or those secured by the U.S. government, but significantly less risk than loans because they are backed by the full faith and taxing power of the issuer, most of which are located in the state of New York. Collateralized mortgage obligations represented 22% of investment securities and 6% of total assets. These securities are backed by pools of mortgages; however, they provide more predictable cash flows because payments are assigned to specific “tranches” of securities in the order in which they are received. The Company invests in senior tranches, some of which provide for prioritized receipt of cash flows. Mortgage-backed securities represented 15% of the investment portfolio and 4% of total assets. U.S. Government agency securities represented 16% of the investment portfolio and 4% of total assets. Corporate bonds represented 4% of the investment portfolio and 1% of total assets.

Note 15 — Fair Value of Financial Instruments

The Company records investments available for sale, loans held-for-sale, certain impaired loans, OREO and mortgage servicing rights at fair value. Fair value measurement is determined based on the assumptions that market participants would use in pricing the asset or liability in an exchange. The definition of fair value includes the exchange price which is the price in an orderly transaction between market participants to sell an asset or transfer a liability in the principal market for the asset or liability. Market participant assumptions include assumptions about risk, the risk inherent in a particular valuation technique used to measure fair value and/or the risk inherent in the inputs to the valuation technique, as well as the effect of credit risk on the fair value of liabilities. The Company uses three levels of the fair value inputs to measure assets, as described below.

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

The following table presents the carrying amounts and fair values of the Company’s financial instruments. ASC 820, “Fair Value Measurements and Disclosures,” presents requirements for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning of the term “fair value:” (in thousands)

	Level in	December 31, 2012		December 31, 2011
	Fair Value	Carrying	Fair	Carrying	Fair
	Heirarchy	Amount	Value	Amount	Value
Cash and due from banks	Level 1	$384,656	$384,656	$172,559	$172,559
Cash equivalents	Level 2	1,150	1,150	-	-
Federal Reserve Bank, Federal Home Loan Bank and other stock	N/A	3,043	N/A	2,536	N/A
Investment securities held to maturity	Level 2	8,035	8,861	9,315	10,161
Investment securities available for sale	Level 2	402,353	402,353	291,210	291,210
Investment securities available for sale	Level 3	-	-	7,994	7,994
Loans held-for-sale	Level 3	907	907	-	-
Loans, net of allowance	Level 2	762,999	787,597	929,696	960,070
Accrued interest and loan fees receivable	Level 2	4,883	4,883	6,885	6,885
Non-maturity deposits	Level 2	1,187,383	1,187,383	1,056,923	1,056,923
Time deposits	Level 2	243,731	245,595	254,949	257,267
Accrued interest payable	Level 2	237	237	348	348

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

Fair values are estimated for portfolios of loans with similar characteristics. The fair value of performing loans was calculated by discounting projected cash flows through their estimated maturity using market discount rates that reflect the general credit and interest rate characteristics of the loan category. The maturity horizon is based on the Bank’s history of repayments for each type of loan and an estimate of the effect of current economic conditions. Fair value for significant non-performing loans is based on recent external appraisals of collateral, if any. If appraisals are not available, estimated cash flows are discounted using a rate commensurate with the associated risk. Assumptions regarding credit risk, cash flows, and discount rates are made using available market information and specific borrower information.

The fair value of loans held-for-sale is based upon binding contracts from third party investors.

Assets measured at fair value on a non-recurring basis are as follows: (in thousands)

Fair Value Measurements Using
		Significant
		Unobservable
		Inputs
Description	December 31, 2012	(Level 3)

Impaired loans	$9,390	$9,390
Other real estate owned	1,572	1,572
Total	$10,962	$10,962

Fair Value Measurements Using
		Significant
		Unobservable
		Inputs
Description	December 31, 2011	(Level 3)

Impaired loans	$118,613	$118,613
Other real estate owned	1,800	1,800
Total	$120,413	$120,413

OREO properties are initially recorded at fair value, less estimated costs to sell when acquired, establishing a new cost basis. Adjustments to OREO are measured at fair value, less estimated costs to sell. Fair values are generally based on third party appraisals or realtor evaluations of the property. These appraisals and evaluations may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification. In cases where the carrying amount exceeds the fair value, less estimated costs to sell, an impairment loss is recognized through a valuation allowance, and the property is reported as non-recurring Level 3.

Loans identified as impaired are measured using one of three methods: the loan’s observable market price, the fair value of collateral or the present value of expected future cash flows. Those measured using the loan’s observable market price or the fair value of collateral are recorded at fair value. For each period presented, no impaired loans were measured using the loan’s observable market price. If an impaired loan has had a charge-off or if the fair value of the collateral is less than the recorded investment in the loan, the Company establishes a specific reserve and reports the loan as non-recurring Level 3. The fair value of collateral of impaired loans is generally based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value.

The following tables summarize fair value measurements on a recurring basis as of December 31, 2012 and 2011: (in thousands)

Fair Value Measurements Using

		Significant Other	Significant
		Observable Inputs	Unobservable Inputs
Description	December 31, 2012	(Level 2)	(Level 3)
U.S. Treasury Securities	$500	$500	$-
U.S. Government Agency securities	65,078	65,078	-
Corporate bonds	16,198	16,198	-
Collateralized mortgage obligations	89,692	89,692	-
Mortgage-backed securities	62,450	62,450	-
Obligations of states and political subdivisions	168,435	168,435	-
Loans held-for-sale	907	-	907
Mortgage servicing rights	1,856	-	1,856
Total	$405,116	$402,353	$2,763

Fair Value Measurements Using

		Significant Other	Significant
		Observable Inputs	Unobservable Inputs
Description	December 31, 2011	(Level 2)	(Level 3)
Obligations of states and political subdivisions	$171,992	$171,992	$-
Collateralized mortgage obligations	126,770	118,776	7,994
Mortgage-backed securities	442	442	-
Mortgage servicing rights	1,623	-	1,623
Total	$300,827	$291,210	$9,617

For the year ended December 31, 2012, there were no longer any investment securities available for sale measured at fair value on a recurring basis using significant unobservable inputs (Level 3) due to the sale of two private label CMOs during the third quarter of 2012 as part of management’s efforts to reduce overall balance sheet risk. These securities had previously been written down by $1.1 million in the fourth quarter of 2011 due to OTTI evident at that time. The Company owns no other private label CMOs.

The tables below present reconciliations for the CMOs measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2012 and 2011: (in thousands)

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

Balance at January 1, 2012	$7,994
Other-than-temporary impairment	-
Included in other comprehensive income	-
Sales	(7,994)
Balance at December 31, 2012	$-

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

Balance at January 1, 2011	$-
Transferred in from level 2	7,994
Other-than-temporary impairment	-
Included in other comprehensive income	-
Sales	-
Balance at December 31, 2011	$7,994

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

ASC 820 provides additional guidance in determining fair values when the volume and level of activity for the asset or liability have significantly decreased, particularly when there is no active market or where the price inputs being used represent distressed sales. It also provides guidelines for making fair value measurements more consistent with principles, reaffirming the need to use judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets become inactive.

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

Note 16 — Suffolk Bancorp (parent company only) Condensed Financial Statements (in thousands)

Condensed Statements of Condition as of December 31,	2012	2011	2010
Assets
Due From Banks	$515	$405	$2,058
Investment in the Subsidiary Bank	163,007	135,941	134,498
Other Assets	463	333	1,786
Total Assets	$163,985	$136,679	$138,342
Liabilities and Stockholders' Equity
Dividends Payable	$-	$-	$1,454
Other Liabilities	-	119	68
Stockholders' Equity	163,985	136,560	136,820
Total Liabilities and Stockholders' Equity	$163,985	$136,679	$138,342

Condensed Statements of Operations and Comprehensive Income (Loss) for the Years Ended December 31,	2012	2011	2010
Income:
Dividends From Subsidiary Bank	$-	$-	$7,825
Expense:
Other Expense	358	362	141
(Loss) Income Before Equity in Undistributed Net (Loss) Income of Subsidiary Bank	(358)	(362)	7,684
Equity in Undistributed Earnings (Loss) of Subsidiary Bank	(1,390)	284	(1,428)
Net (Loss) Income	$(1,748)	$(78)	$6,256
Total Comprehensive Income (Loss)	$4,208	$(919)	$5,734

Condensed Statements of Cash Flows for the Years Ended December 31,	2012	2011	2010
Cash Flows From Operating Activities
Net (Loss) Income	$(1,748)	$(78)	$6,256
Less: Equity in Undistributed Loss (Earnings) of Subsidiary Bank	1,390	(284)	1,428
Other - Net	209	1,504	(1,616)
Net Cash (Used In) Provided by Operating Activities	(149)	1,142	6,068
Cash Flows From Investing Activities
Advances to Subsidiary Bank	(22,500)	(2,000)	-
Net Cash Used in Investing Activities	(22,500)	(2,000)	-
Cash Flows From Financing Activities
Dividend Reinvestment and Stock Option Exercises	-	659	1,732
Proceeds from Issuance of Capital Stock	22,759	-	-
Dividends Paid	-	(1,454)	(8,487)
Net Cash Provided by (Used in) Financing Activities	22,759	(795)	(6,755)
Net Increase (Decrease) in Cash and Cash Equivalents	110	(1,653)	(687)
Cash and Cash Equivalents, Beginning of Year	405	2,058	2,745
Cash and Cash Equivalents, End of Year	$515	$405	$2,058

Note 17 — Selected Quarterly Financial Data (Unaudited) (in thousands except for share and per share data)

	2012				2011
	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.
Interest income	$15,244	$15,845	$15,041	$14,317	$20,319	$19,596	$18,197	$17,321
Interest expense	1,036	967	887	829	1,912	1,708	1,214	1,091
Net interest income	14,208	14,878	14,154	13,488	18,407	17,888	16,983	16,230
(Credit) provision for loan losses	-	(2,400)	12,000	(1,100)	19,971	3,217	900	800
Net interest income after (credit) provision for loan losses	14,208	17,278	2,154	14,588	(1,564)	14,671	16,083	15,430
Non-interest income	2,255	2,401	1,881	4,344	2,221	4,103	2,432	1,365
Operating expenses	14,605	14,139	17,171	15,656	13,773	15,030	14,927	15,312
Provision (benefit) for income taxes	690	1,340	(3,975)	1,231	(5,542)	474	516	329
Net income (loss)	$1,168	$4,200	$(9,161)	$2,045	$(7,574)	$3,270	$3,072	$1,154
Basic per share data:
Net income (loss)	$0.12	$0.43	$(0.94)	$0.18	$(0.78)	$0.34	$0.32	$0.12
Cash dividends	$-	$-	$-	$-	$-	$-	$-	$-
Average shares outstanding	9,726,814	9,726,814	9,837,959	11,566,347	9,705,888	9,723,360	9,726,948	9,726,814

The second quarter 2012 provision for loan losses was a $2.4 million credit to the provision resulting from a significant reduction in the level of criticized and classified assets in 2012 coupled with continued positive results from ongoing workout and non-performing asset disposition activities.

Third quarter 2012 earnings reflected the impact of a $12.0 million provision for loan losses resulting from the Company’s successful execution of a bulk sale of non-performing loans in September 2012. The Company sold $51 million of loans at an aggregate price of 61% of book value resulting in a $19.6 million charge to the allowance for loan losses. Third quarter 2012 operating expenses reflected $1.9 million in one-time fees, past due real estate taxes and other expenses associated with the non-performing loans bulk sale.

Included in non-interest income for the fourth quarter of 2012 was a $1.5 million net gain on the sale of portfolio loans previously written down and transferred to held-for-sale during the second quarter of 2012.

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

On October 28, 2011, a separate shareholder derivative action, Susan Forbush v. Edgar F. Goodale, et al., No. 33538/11, was filed in the Supreme Court of the State of New York for the County of Suffolk, against certain current and former directors of the Company and a former officer of the Company. The Company was named as a nominal defendant. The complaint asserts claims that are substantially similar to those asserted in the Levy action. On February 17, 2012, the defendants filed a motion to dismiss the complaint. On February 4, 2013, the Supreme Court denied the defendants’ motion to dismiss.

On October 20, 2011, a putative shareholder class action, James E. Fisher v. Suffolk Bancorp, et al., No. 11 Civ. 5114 (SJ), was filed in the U.S. District Court for the Eastern District of New York against the Company, its former chief executive officer, and a former chief financial officer of the Company.  The complaint alleges that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by knowingly or recklessly making false statements about, or failing to disclose accurate information about, the Company’s financial results and condition, loan loss reserves, impaired assets, internal and disclosure controls, and banking practices.  The complaint seeks damages in an unspecified amount on behalf of purchasers of the Company’s common stock between March 12, 2010 and August 10, 2011. On October 15, 2012, the defendants filed a motion to dismiss the complaint. The District Court has been informed that the parties have agreed to a resolution of the action and are in the process of preparing a Stipulation of Settlement for submission for the Court’s approval. Management does not believe that the ultimate resolution of this matter will have a material adverse impact on the consolidated financial statements.

It is not possible at the current phases of these lawsuits to ascertain whether there is a reasonable possibility of a loss from these matters. Therefore we have concluded that an amount for a loss contingency is not to be accrued or disclosed at this time. The Company believes that it has substantial defenses to the claims filed against it in these lawsuits and, to the extent that these actions proceed, the Company intends to defend itself vigorously.

The SEC’s New York regional office has formally requested certain loan files and other records from the Company, and the Company is in the process of providing these files and records. The SEC has not asserted that any federal securities law violation has occurred. The Company believes it is in compliance with all federal securities laws and is cooperating with the SEC’s inquiry.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that material information relating to the Company is made known to management, including the Chief Executive Officer and Chief Financial Officer.

We have determined that the material weaknesses in our internal control over financial reporting that were previously disclosed as of December 31, 2011 were remediated as of December 31, 2012. As stated in “Item 9A -  Controls and Procedures” contained in our Annual Report on Form 10-K for the year ended December 31, 2011 and “Item 4 -  Controls and Procedures” contained in our quarterly reports on Form 10-Q during 2012, management had identified four material weaknesses in our internal control over financial reporting as of those dates. These four material weaknesses were the result of: (i) deficiencies with the credit administration function which compromised the operational effectiveness of the internal controls, particularly in making timely reevaluations of credit and/or collateral used in estimating the allowance for loan losses; (ii) insufficient staffing resources that were in dedicated permanent positions within the accounting function with sufficient skills and industry knowledge of Generally Accepted Accounting Principles in the United States (“U.S. GAAP”) and regulatory accounting, which resulted in insufficient documentation and monitoring over the financial reporting cycle, including preparing financial statements and disclosures; (iii) insufficient communications at the interdepartmental levels, whereby an inconsistent exchange of important financial information between the Company’s accounting and operating functions led to errors in classifying loans as performing loans when the loans were non-performing, one factor resulting in the allowance for loan losses to be originally understated as of September 30, 2010 and December 31, 2010; and (iv) ineffective oversight and leadership by the Company’s Board of Directors to ensure accountability of management regarding the material weaknesses related to the allowance for loan and lease losses, financial reporting staffing resources and interdepartmental communications, as well as delays in processes surrounding the completion of restated and current financial statements and the untimely correction of deficiencies previously identified by regulators.

(b) Changes in Internal Controls

Remediation of Material Weaknesses in Internal Control over Financial Reporting

In response to, and following identification of, the four material weaknesses, management has enhanced the operation of a number of existing controls related to the Company's internal control over financial reporting and implemented additional controls. We have determined that these enhancements have remediated the material weaknesses described above to the extent that no material weaknesses exist as of December 31, 2012. The enhancements we have implemented include:

Allowances for Loan and Lease Losses

1.
Developed and implemented a written program consistent with regulatory guidelines and U.S. GAAP for the maintenance of an adequate allowance for loan losses (“ALLL”). An ALLL Committee has been established that meets quarterly to discuss and review the Company’s computed ALLL, which is then presented to the Board of Directors.

2.
Hired a new Chief Lending Officer during the second quarter of 2011. During the first quarter of 2012, the Chief Lending Officer was promoted into the newly created position of Chief Credit Officer. As Chief Credit Officer, the position’s responsibilities include credit administration, credit review, and loan workout.

3.	Hired a new, highly-experienced Chief Lending Officer during the first quarter of 2012.

4.	Improved staff by hiring a new loan administrator, additional underwriting staff and a loan workout specialist.

5.	Reorganized the credit department to ensure appropriate separation of duties and developed expanded training for the Company’s lenders.

6.	Hired a senior credit officer to run a newly created separate loan review and workout department.

7.
Changed the Company’s credit policy to require identification of concentrations of risk, analysis of our customer’s global cash flows, reappraisal and re-evaluation of collateral, more accurate and timely credit-risk rating procedures and improved underwriting processes and standards.

8.	Incorporated the results of a systematic re-appraisal of commercial real estate which secures loans in excess of $1 million.

9.	Engaged qualified outside consultants to assist in re-evaluating risk ratings.

10.	Improved the processes for identifying loans and the determination of the amount of impairment.

11.	Augmented the Company’s credit policy to govern loan workout.

12.
Implemented a written program to ensure compliance with the appraisal and evaluation requirements for loans and OREO and implemented a new procedure to ensure that OREO was accounted for in accordance with U.S. GAAP.

13.	Implemented a written asset diversification program which is reviewed quarterly by management and the Board of Directors.

Financial Reporting Staffing Resources

14.
During the first quarter of 2012, hired a qualified, highly-experienced Chief Financial Officer with sufficient knowledge of U.S. GAAP, regulatory accounting, and the banking industry and the skills to effectively implement that knowledge.

15.
During the first quarter of 2012, hired a qualified and highly-experienced Comptroller with sufficient knowledge of U.S. GAAP, regulatory accounting, and the banking industry and the skills to effectively implement that knowledge.

16.
During the third quarter of 2012, hired a qualified, highly-experienced Financial Reporting Manager with sufficient knowledge of U.S. GAAP, regulatory accounting, and the banking industry and the skills to effectively implement that knowledge.

17.	Increased oversight of the financial reporting process through the Audit Committee and the Compliance Committee, the latter of which meets at least monthly or more often.

18.
Created and filled the new position of Treasurer to further relieve the Chief Financial Officer of day-to-day duties in asset liability management, investment portfolio management and additional treasury functions.

19.	Enhanced procedures to ensure that all reconciliations of all departments are completed and reviewed to ensure accuracy.

20.	Compiled individual policies into comprehensive written policies and procedures for the accounting function which includes specific policies, procedures and controls for financial reporting.

21.	Increased automation of the accounting and financial reporting process to free staff resources to focus on financial reporting.

Interdepartmental Communications

22.
Established a process for both credit and finance staff to review the computation of specific impairment allowances under ASC 310-10 – “Receivables – Impairment of a Loan” and established enhanced reporting from core systems available directly to personnel in accounting and finance.

Governance and Management Accountability

23.	Hired a new, qualified, and highly-experienced President and Chief Executive Officer effective December 31, 2011.

24.	During the second quarter of 2012, hired a qualified and highly experienced General Counsel and Corporate Secretary with prior experience as General Counsel of publicly held financial institutions.

25.	Formed a Compliance Committee of the Board to oversee compliance and, later, to respond to the Agreement with the OCC.

26.	Implemented procedures to track all regulatory compliance through structured matrices.

27.
Engaged qualified independent consultants to assist with compliance with the Agreement with the OCC, including an assessment of key management roles. The Board has evaluated management and subsequently several strategic hires were made to ensure competent management.

28.
Outsourced the internal audit function to a qualified risk management firm to provide greater independence and depth to the function. The Bank’s internal auditors meet regularly with the Audit Committee of the Board of Directors. The Audit Committee monitors internal audit activities, the results of audits and the tracking of action plans for corrective actions of findings.

29.
Appointed a Vice Chairman of the Board of Directors, who was subsequently named Chairman in May 2012, to provide daily oversight of management on behalf of the full Board and to communicate back to the Board.

30.	A three-year strategic plan, including monitoring of adherence to the strategic plan, has been approved and adopted by the Board of Directors. This plan is updated annually.

31.	A three-year capital program, including monitoring of adherence to the capital program, has been approved and adopted by the Board of Directors. This plan is updated annually.

32.	Implemented a written program of policies and procedures, staffing and training to provide for compliance with the Bank Secrecy Act.

33.	Revised the Company’s contingency funding plan.

34.	Implemented management reports that enable the Board of Directors and management to monitor the Company’s liquidity position on a monthly basis.

35.	Implemented a comprehensive, written information security program to ensure the safety and soundness of operations to support the Company’s efforts to safeguard customer information.

Implementation of the actions described above and resulting improvements in controls have strengthened internal control over financial reporting and have, in particular, addressed the related four material weaknesses that were identified as of December 31, 2011 and the end of subsequent fiscal quarters. As part of the 2012 assessment of internal control over financial reporting, management tested and evaluated these additional controls to assess whether they were operating effectively. As of December 31, 2012, we determined that such controls were successfully tested and the four material weaknesses were remediated.

There were no other changes in the Company’s internal control over financial reporting that have materially affected or are reasonably likely to materially affect such controls.

(c) Management’s Report on Internal Control over Financial Reporting

The management of Suffolk Bancorp (the “Company”) is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting for financial presentations as of December 31, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission as described in Internal Control-Integrated Framework. Based on this assessment, management concluded that the Company maintained effective internal control over financial reporting presented in conformity with generally accepted accounting principles in the United States of America as of December 31, 2012.

The Company’s independent registered public accounting firm has audited and issued their report on the effectiveness of the Company’s internal control over financial reporting.

(d) Report of Independent Registered Public Accounting Firm.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Suffolk Bancorp
Riverhead, New York

We have audited Suffolk Bancorp’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Suffolk Bancorp’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A(c), Management’s Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on Suffolk Bancorp’s internal control over financial reporting based on our audit.

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

In our opinion, Suffolk Bancorp maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of condition of Suffolk Bancorp as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2012 and our report dated March 11, 2013 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

New York, New York
March 11, 2013

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Incorporated herein by reference to the Company’s Proxy Statement for the 2013 Annual Meeting of Stockholders (“2013 Proxy Statement”). The identification of the directors of the Company may be found under “Election of Directors.” The identification of the executive officers of the Company may be found under “Named Executive Officers.” There exists no family relationship between any director and executive officer. Disclosure of the Audit Committee and the audit committee financial expert may be found under “Committees.” Compliance with section 16(a) of the Exchange Act may be found under “Filing of S.E.C. Reports – Section 16(a) Beneficial Ownership Reporting Compliance.” A copy of the Company’s code of business conduct and ethics, which applies to the Chief Executive Officer, Chief Financial Officer, and all other senior financial officers of the Company designated by the Chief Executive Officer from time to time, is available at our website, www.suffolkbancorp.com, and will be provided, without charge, upon written request to the Corporate Secretary at 4 West Second Street, PO Box 9000, Riverhead, NY 11901.

ITEM 11.	EXECUTIVE COMPENSATION

Incorporated herein by reference to the Company’s 2013 Proxy Statement. Executive compensation may be found under “Compensation of Directors and Executive Officers.” Compensation Committee interlocks and insider participation may be found under “Compensation Committee Interlocks and Insider Participation” and the Compensation Committee report may be found under “Compensation Committee Report.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated herein by reference to the Company’s 2013 Proxy Statement. Security ownership of certain beneficial owners and management may be found under “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Management.”

Additionally, information about the Company’s equity compensation plans is as follows:

	At December 31, 2012
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights ($)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders	181,500	16.17	350,000
Equity compensation plans not approved by security holders	30,000	10.79	-
Total	211,500	15.41	350,000

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Incorporated herein by reference to the Company’s 2013 Proxy Statement. Certain relationships and related transactions may be found under “Transactions with Related Persons, Promoters and Certain Control Persons.” Director independence may be found under “Report of the Nominating and Governance Committee.”

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Incorporated herein by reference to the Company’s 2013 Proxy Statement. Audit fees, audit-related fees, tax fees and all other fees may be found under “Audit Fees.” Disclosure of the Audit Committee’s pre-approval of policies and procedures may be found under “Committees.”

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The Report of Independent Registered Public Accounting Firm, the Consolidated Financial Statements and the Notes to Consolidated Financial Statements may be found in Part II, Item 8 of this 10-K. As to any schedules omitted, they are not applicable or the required information is shown in the Consolidated Financial Statements or the Notes thereto.

Exhibits:

3.1	Certificate of Incorporation of Suffolk Bancorp (incorporated by reference from Exhibit 3.(i) to the Company’s Form 10-K for the fiscal year ended December 31, 1999, filed March 10, 2000)
3.2	Bylaws of Suffolk Bancorp (incorporated by reference from Exhibit 3.(ii) to the Company’s Form 10-K for the fiscal year ended December 31, 1999, filed March 10, 2000)
10.1	Suffolk Bancorp 2009 Stock Incentive Plan (incorporated by reference from Exhibit C to the Company’s Form 10-K for the fiscal year ended December 31, 2008, filed March 13, 2009)
10.2	Suffolk Bancorp Form of Change-of-Control Employment Contract (incorporated by reference from Exhibit D to the Company’s Form 10-K for the fiscal year ended December 31, 2008, filed March 13, 2009)
10.3
Suffolk Bancorp Form of Change-of-Control Employment Contract (incorporated by reference from Exhibit 10.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 2011, filed March 30, 2012)

10.4	Suffolk Bancorp Form of Option Agreement (incorporated by reference from Exhibit 10.4 to the Company's Annual Report on Form 10-K for the year ended December 31, 2011, filed March 30, 2012)
10.5	Suffolk Bancorp Severance Agreement (incorporated by reference from Exhibit 99.1 to the Company’s report on Form 10-Q for the quarterly period ended June 30, 2011, filed December 20, 2011)
10.6	Suffolk Bancorp Letter Agreement (incorporated by reference from Exhibit 10.1 to the Company’s report on Form 8-K, filed January 3, 2012)
16.1	Grant Thornton, LLP's letter dated January 25, 2012 (incorporated by reference from Exhibit 10.1 to the Company’s report on Form 8-K, filed January 25, 2012)
21.1	Subsidiaries of the Registrant (filed herein)
23.1	Consent of Independent Registered Public Accounting Firm (filed herein)
23.2	Consent of Independent Registered Public Accounting Firm (filed herein)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herein)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herein)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (filed herein)
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (filed herein)
101.INS	XBRL Instance Document (filed herein)
101.SCH	XBRL Taxonomy Extension Schema Document (filed herein)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (filed herein)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (filed herein)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (filed herein)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (filed herein)

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
(principal executive officer)

/s/ Brian K. Finneran
Brian K. Finneran
Executive Vice President & Chief Financial Officer
(principal financial and accounting officer)

Dated: March 11, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

By:	/s/ JOSEPH A. GAVIOLA
Joseph A. Gaviola
Chairman of the Board & Director

By:	/s/ HOWARD C. BLUVER
Howard C. Bluver
President, Chief Executive Officer & Director

By:	/s/ EDGAR F. GOODALE
Edgar F. Goodale
Director

By:	/s/ STEVEN M. COHEN
Steven M. Cohen
Director

By:	/s/ JAMES E. DANOWSKI
James E. Danowski
Director

By:	/s/ DAVID A. KANDELL
David A. Kandell
Director

By:	/s/ TERENCE X. MEYER
Terence X. Meyer
Director

By:	/s/ SUSAN V. B. O'SHEA
Susan V. B. O'Shea
Director

By:	/s/ JOHN D. STARK, JR.
John D. Stark, Jr.
Director

Dated: March 11, 2013