Form 10-Q
period 2013-06-30
SUFFOLK BANCORP
filed 2013-08-05
CIK 754673

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended JUNE 30, 2013

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes☐ No ☒

As of July 24, 2013, there were 11,573,014 shares of registrant’s Common Stock outstanding.

SUFFOLK BANCORP
Form 10-Q
For the Quarterly Period Ended June 30, 2013

PART I
ITEM 1. – FINANCIAL STATEMENTS

SUFFOLK BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CONDITION (UNAUDITED)
June 30, 2013 and December 31, 2012
(dollars in thousands, except per share data)

	June 30, 2013	December 31, 2012
ASSETS
Cash and cash equivalents
Cash and non-interest-bearing deposits due from banks	$57,423	$80,436
Interest-bearing deposits due from banks	161,973	304,220
Federal funds sold	1,000	1,150
Total cash and cash equivalents	220,396	385,806
Interest-bearing time deposits in other banks	10,000	-
Federal Reserve Bank, Federal Home Loan Bank and other stock	2,916	3,043
Investment securities:
Available for sale, at fair value	429,843	402,353
Held to maturity (fair value of $8,024 and $8,861, respectively)	7,364	8,035
Total investment securities	437,207	410,388
Loans	895,451	780,780
Allowance for loan losses	17,293	17,781
Net loans	878,158	762,999
Loans held-for-sale	1,262	907
Premises and equipment, net	27,048	27,656
Bank owned life insurance	38,042	-
Deferred taxes	16,129	11,385
Income tax receivable	5,366	5,406
Other real estate owned ("OREO")	-	1,572
Accrued interest and loan fees receivable	5,022	4,883
Goodwill and other intangibles	2,950	2,670
Other assets	3,801	5,749
TOTAL ASSETS	$1,648,297	$1,622,464

LIABILITIES & STOCKHOLDERS' EQUITY
Demand deposits	$597,735	$615,120
Saving, N.O.W. and money market deposits	621,918	572,263
Time certificates of $100,000 or more	172,988	165,731
Other time deposits	72,813	78,000
Total deposits	1,465,454	1,431,114
Unfunded pension liability	7,749	7,781
Capital leases	4,655	4,688
Other liabilities	11,407	14,896
TOTAL LIABILITIES	1,489,265	1,458,479
COMMITMENTS AND CONTINGENT LIABILITIES
STOCKHOLDERS' EQUITY
Common stock (par value $2.50; 15,000,000 shares authorized; 13,738,752 shares and 13,732,085 shares issued at June 30, 2013 and December 31, 2012, respectively;11,573,014 shares and 11,566,347 shares outstanding at June 30, 2013 and December 31, 2012, respectively)	34,347	34,330
Surplus	42,899	42,628
Retained earnings	95,033	89,555
Treasury stock at par (2,165,738 shares)	(5,414)	(5,414)
Accumulated other comprehensive (loss) income, net of tax	(7,833)	2,886
TOTAL STOCKHOLDERS' EQUITY	159,032	163,985
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$1,648,297	$1,622,464

See accompanying notes to unaudited condensed consolidated financial statements.

SUFFOLK BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
For the Three and Six Months Ended June 30, 2013 and 2012
(dollars in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
INTEREST INCOME
Loans and loan fees	$11,250	$12,927	$22,332	$25,321
U.S. Government agency obligations	480	4	813	4
Obligations of states and political subdivisions	1,489	1,526	2,989	3,052
Collateralized mortgage obligations	546	1,199	1,381	2,393
Mortgage-backed securities	474	19	839	26
Corporate bonds	96	16	213	16
Federal funds sold and interest-bearing deposits due from banks	189	137	362	214
Dividends	36	17	75	63
Total interest income	14,560	15,845	29,004	31,089
INTEREST EXPENSE
Saving, N.O.W. and money market deposits	294	303	580	620
Time certificates of $100,000 or more	294	406	594	845
Other time deposits	159	258	341	538
Total interest expense	747	967	1,515	2,003
Net interest income	13,813	14,878	27,489	29,086
Provision (credit) for loan losses	-	(2,400)	-	(2,400)
Net interest income after provision (credit) for loan losses	13,813	17,278	27,489	31,486
NON-INTEREST INCOME
Service charges on deposit accounts	951	1,000	1,875	1,950
Other service charges, commissions and fees	813	846	1,523	1,596
Fiduciary fees	263	208	536	409
Net gain on sale of securities available for sale	33	-	392	-
Net gain on sale of portfolio loans	3	-	445	-
Net gain on sale of mortgage loans originated for sale	305	222	831	419
Income from bank owned life insurance	42	-	42	-
Other operating income	54	125	137	282
Total non-interest income	2,464	2,401	5,781	4,656
OPERATING EXPENSES
Employee compensation and benefits	6,746	8,875	15,328	17,459
Occupancy expense	1,658	1,276	3,202	2,730
Equipment expense	557	491	1,129	1,003
Consulting and professional services	573	696	1,146	1,640
FDIC assessment	524	478	1,041	548
Data processing	749	725	1,216	1,094
Accounting and audit fees	178	159	199	743
Other operating expenses	1,707	1,439	3,232	3,527
Total operating expenses	12,692	14,139	26,493	28,744
Income before income tax expense	3,585	5,540	6,777	7,398
Income tax expense	816	1,340	1,299	2,030
NET INCOME	$2,769	$4,200	$5,478	$5,368
EARNINGS PER COMMON SHARE - BASIC	$0.24	$0.43	$0.47	$0.55
EARNINGS PER COMMON SHARE - DILUTED	$0.24	$0.43	$0.47	$0.55
WEIGHTED AVERAGE NUMBER OF COMMON SHARES - BASIC	11,570,450	9,726,814	11,568,410	9,726,814
WEIGHTED AVERAGE NUMBER OF COMMON SHARES - DILUTED	11,576,170	9,726,814	11,568,415	9,726,814

See accompanying notes to unaudited condensed consolidated financial statements.

SUFFOLK BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
For the Three and Six Months Ended June 30, 2013 and 2012
(dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Net income	$2,769	$4,200	$5,478	$5,368
Other comprehensive loss, net of taxes and reclassification adjustments:
Net change in unrealized gain (loss) on securities available for sale arising during the period	(9,222)	(1,087)	(10,442)	(2,660)
Pension and post-retirement plan benefit obligation	(277)	-	(277)	(255)
Total other comprehensive loss, net of taxes	(9,499)	(1,087)	(10,719)	(2,915)
Total comprehensive (loss) income	$(6,730)	$3,113	$(5,241)	$2,453

See accompanying notes to unaudited condensed consolidated financial statements.

SUFFOLK BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)
For the Six Months Ended June 30, 2013 and 2012
(dollars in thousands)

	Six Months Ended June 30,
	2013	2012
Common stock
Balance, January 1	$34,330	$34,330
Stock options exercised	17	-
Ending balance	34,347	34,330
Surplus
Balance, January 1	42,628	24,010
Stock options exercised	73	-
Stock-based compensation	198	91
Ending balance	42,899	24,101
Retained earnings
Balance, January 1	89,555	91,303
Net income	5,478	5,368
Ending balance	95,033	96,671
Treasury stock
Balance, January 1	(5,414)	(10,013)
Ending balance	(5,414)	(10,013)
Accumulated other comprehensive loss, net of tax
Balance, January 1	2,886	(3,070)
Other comprehensive loss	(10,719)	(2,915)
Ending balance	(7,833)	(5,985)
Total stockholders' equity	$159,032	$139,104

See accompanying notes to unaudited condensed consolidated financial statements.

SUFFOLK BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
For the Six Months Ended June 30, 2013 and 2012
(dollars in thousands)

	Six Months Ended June 30,
	2013	2012

NET INCOME	$5,478	$5,368
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES
Provision (credit) for loan losses	-	(2,400)
Depreciation and amortization	1,382	1,296
Stock-based compensation	198	91
Net amortization of premiums	664	896
Originations of mortgage loans for sale	(32,570)	(16,816)
Proceeds from sale of mortgage loans originated for sale	36,719	17,235
Gain on sale of mortgage loans originated for sale	(831)	(419)
Gain on sale of portfolio loans	(445)	-
Increase in other intangibles	(280)	-
Deferred tax expense	1,212	3,368
Decrease (increase) in income tax receivable	40	(1,339)
(Increase) decrease in accrued interest and loan fees receivable	(139)	1,629
Decrease in other assets	1,948	584
Adjustment to unfunded pension liability	(32)	2,074
Decrease in other liabilities	(3,765)	(583)
Income from bank owned life insurance	(42)	-
Loss on sale of OREO	47	-
Gain on sale of securities available for sale	(392)	-
Net cash provided by operating activities	9,192	10,984
CASH FLOWS FROM INVESTING ACTIVITIES
Principal payments on investment securities	37,438	14,867
Proceeds from sale of investment securities - available for sale	13,427	-
Maturities of investment securities - available for sale	20,780	32,123
Purchases of investment securities - available for sale	(115,803)	(60,879)
Maturities of investment securities - held to maturity	1,268	1,957
Purchases of investment securities - held to maturity	(600)	(740)
Increase in interest-bearing time deposits in other banks	(10,000)	-
Decrease in Federal Reserve Bank, Federal Home Loan Bank and other stock	127	160
Proceeds from sale of portfolio loans	1,349	-
Loan (originations) repayments - net	(119,736)	105,227
Proceeds from sale of OREO	1,525	-
Increase in bank owned life insurance	(38,000)	-
Purchases of premises and equipment - net	(774)	(1,053)
Net cash (used in) provided by investing activities	(208,999)	91,662
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposit accounts	34,340	69,894
Proceeds from stock options exercised	90	-
Decrease in capital lease payable	(33)	(11)
Net cash provided by financing activities	34,397	69,883
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(165,410)	172,529
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	385,806	172,559

CASH AND CASH EQUIVALENTS, END OF PERIOD	$220,396	$345,088
SUPPLEMENTAL DATA:
Interest paid	$1,540	$2,026
Income taxes paid	$41	$-
Loans transferred to held-for-sale	$-	$22,757
Loans transferred to OREO	$-	$372

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

In the opinion of the Company’s management, the preceding unaudited interim condensed consolidated financial statements contain all adjustments, consisting of normal accruals, necessary for a fair presentation of its condensed consolidated statements of condition as of June 30, 2013 and December 31, 2012, its condensed consolidated statements of operations for the three and six months ended June 30, 2013 and 2012, its condensed consolidated statements of comprehensive income (loss) for the three and six months ended June 30, 2013 and 2012, its condensed consolidated statements of stockholders’ equity for the six months ended June 30, 2013 and 2012 and its condensed consolidated statements of cash flows for the six months ended June 30, 2013 and 2012. The preceding unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X, as well as in accordance with predominant practices within the banking industry. They do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The results of operations for the three and six months ended June 30, 2013 are not necessarily indicative of the results of operations to be expected for the remainder of the year. For further information, please refer to the audited consolidated financial statements and footnotes thereto included in the Company’s 2012 Annual Report on Form 10-K.

Termination of Formal Agreement with the Comptroller of the Currency - On May 29, 2013, the Bank was informed by its primary regulator, the Office of the Comptroller of the Currency (the “OCC”), that the formal written agreement between the Bank and the OCC, dated October 25, 2010 (the “Agreement”), was terminated effective immediately. In addition, the Bank was informed by the OCC that it was no longer subject to the individual minimum capital ratios (the “IMCRs”) established for the Bank.

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

Interest income is accrued on the unpaid loan principal balance.  Recognition of interest income is discontinued when reasonable doubt exists as to whether principal or interest due can be collected. Loans of all classes will generally no longer accrue interest when over 90 days past due unless the loan is well-secured and in process of collection. When a loan is placed on non-accrual status, all interest previously accrued, but not collected, is reversed against current-year interest income. Interest received on such loans is applied against principal or interest, according to management’s judgment as to the collectability of the principal, until qualifying for return to accrual status. Loans start accruing interest again when they become current as to principal and interest for at least six months, and when, after a well-documented analysis by management, the loans can be collected in full.  For all classes of loans, an impaired loan is defined as a loan for which it is probable that the lender will not collect all amounts due under the contractual terms of the loan agreement. Loans for which the terms have been modified resulting in a concession, and for which the borrower is experiencing financial difficulties are considered troubled debt restructurings (“TDRs”) and are classified as impaired. Generally, TDRs are initially classified as non-accrual until sufficient time has passed to assess whether the restructured loan will continue to perform. For impaired, accruing loans, interest income is recognized on an accrual basis with cash offsetting the recorded accruals upon receipt. Interest received on non-accrual, impaired loans is applied against principal or interest according to management’s judgment as to the collectibility of the principal.

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

The allowance for loan losses consists of specific and general components. The specific component relates to loans that are individually classified as impaired. Specific reserves are established based on an analysis of the most probable sources of repayment and liquidation of collateral. Impaired loans that are collateral dependent are reviewed based on their collateral and the estimated time required to recover the Company’s investment in the loans, as well as the cost of doing so, and the estimate of the recovery. Non-collateral dependent impaired loans are reviewed based on the present value of estimated future cash flows, including balloon payments, if any, using the loan’s effective interest rate. While every impaired loan is evaluated individually, not every loan requires a specific reserve. Specific reserves fluctuate based on changes in the underlying loans, anticipated sources of repayment, and charge-offs. The general component covers non-impaired loans and is based on historical loss experience for each loan class from a rolling twelve quarter period and modifying those percentages, if necessary, after adjusting for current qualitative and environmental factors that reflect changes in the collectability of the loan class not captured by historical loss data.  These factors augment actual loss experience and help estimate the probability of loss within the loan portfolio based on emerging or inherent risk trends. These qualitative factors are applied as an adjustment to historical loss rates and require judgments that cannot be subjected to exact mathematical calculation. These adjustments reflect management’s overall estimate of the extent to which current losses on a pool of loans will differ from historical loss experience. These adjustments are subjective estimates and management reviews them on a quarterly basis. TDRs are also considered impaired with impairment generally measured at the present value of estimated future cash flows using the loan’s effective interest rate at inception or using the fair value of collateral, less estimated costs to sell, if repayment is expected solely from the collateral.

Loans Held-For-Sale – Loans held-for-sale are carried at the lower of aggregate cost or fair value, as determined by outstanding commitments from third parties. Changes in fair value of loans held-for-sale are recognized in earnings.

Bank Owned Life Insurance - Bank owned life insurance is recorded at the lower of the cash surrender value or the amount that can be realized under the insurance policy and is included as an asset in the consolidated statements of condition. Changes in the cash surrender value and insurance benefit payments are recorded in non-interest income in the consolidated statements of operations.

Dividend Restriction - Banking regulations require maintaining certain capital levels and impose limitations on dividends paid by the Bank to the Company and by the Company to stockholders. (See also Regulatory Matters footnote contained herein.)

Recent Accounting Guidance – On July 18, 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-11, Income Taxes (Topic 740), “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists,” to clarify the balance sheet presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists.  The ASU requires an unrecognized tax benefit, or a portion of an unrecognized tax benefit, to be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Management intends to adopt ASU 2013-111 effective January 1, 2014, and does not believe that the adoption will have a material effect on the Company’s consolidated financial statements.

In February 2013, the FASB issued ASU 2013-02, Comprehensive Income (Topic 220), “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” ASU 2013-02 does not change the current requirements for reporting net income or other comprehensive income in financial statements. However, the amendments require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. This standard is effective prospectively for public entities for annual and interim reporting periods beginning after December 15, 2012. Being disclosure-related only, the Company’s adoption of ASU 2013-02 on January 1, 2013 did not have a material effect on the Company’s results of operations or financial condition.

Reclassifications — Certain reclassifications have been made to prior period information in order to conform to the current period’s presentation. Such reclassifications had no impact on the Company’s consolidated results of operations or financial condition.

2. ACCUMULATED OTHER COMPREHENSIVE INCOME (“AOCI”)
The changes in the Company’s AOCI by component, net of tax, for the three and six months ended June 30, 2013 and 2012 follow (in thousands). The decrease in net unrealized gains on available for sale securities for both the three and six months ended June 30, 2013 resulted solely from the negative impact of higher interest rates in 2013.

	Three Months Ended June 30, 2013			Three Months Ended June 30, 2012
	Unrealized Gains and Losses on Available for Sale Securities	Pension and Post-Retirement Plan Items	Total	Unrealized Gains and Losses on Available for Sale Securities	Pension and Post- Retirement Plan Items	Total
Beginning balance	$9,333	$(7,667)	$1,666	$10,300	$(15,198)	$(4,898)
Other comprehensive loss before reclassifications	(9,201)	(277)	(9,478)	(1,087)	-	(1,087)
Amounts reclassified from AOCI	(21)	-	(21)	-	-	-
Net other comprehensive loss	(9,222)	(277)	(9,499)	(1,087)	-	(1,087)
Ending balance	$111	$(7,944)	$(7,833)	$9,213	$(15,198)	$(5,985)

	Six Months Ended June 30, 2013			Six Months Ended June 30, 2012
	Unrealized Gains and Losses on Available for Sale Securities	Pension and Post-Retirement Plan Items	Total	Unrealized Gains and Losses on Available for Sale Securities	Pension and Post-Retirement Plan Items	Total
Beginning balance	$10,553	$(7,667)	$2,886	$11,873	$(14,943)	$(3,070)
Other comprehensive loss before reclassifications	(10,192)	(277)	(10,469)	(2,660)	(255)	(2,915)
Amounts reclassified from AOCI	(250)	-	(250)	-	-	-
Net other comprehensive loss	(10,442)	(277)	(10,719)	(2,660)	(255)	(2,915)
Ending balance	$111	$(7,944)	$(7,833)	$9,213	$(15,198)	$(5,985)

The table below presents reclassifications out of AOCI for the three and six months ended June 30, 2013 (in thousands).

	Amount Reclassified from AOCI
Details about AOCI Components	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013	Affected Line Item in the Statement Where Net Income is Presented
Unrealized gains and losses on available for sale securities	$33	$392	Net gain on sale of securities available for sale

	(12)	(142)	Income tax expense

Total reclassifications, net of tax	$21	$250

3. INVESTMENT SECURITIES
At the time of purchase of a security, the Company designates the security as either available for sale or held to maturity, depending upon investment objectives, liquidity needs and intent. Securities held to maturity are stated at cost, adjusted for premium amortized or discount accreted, if any. The Company has the positive intent and ability to hold such securities to maturity. Securities available for sale are stated at estimated fair value. Unrealized gains and losses are excluded from income and reported net of tax as accumulated other comprehensive income (loss) as a separate component of stockholders’ equity until realized. Changes in unrealized gains and losses are reported, net of tax, in the consolidated statements of comprehensive income (loss). Interest earned on securities is included in interest income. Realized gains and losses on the sale of securities are reported in the consolidated statements of operations and determined using the adjusted cost of the specific security sold.

The amortized cost, estimated fair value and gross unrealized gains and losses of the Company’s investment securities available for sale and held to maturity at June 30, 2013 and December 31, 2012 follow (in thousands).

	June 30, 2013				December 31, 2012
		Gross	Gross	Estimated		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
Available for sale:
U.S. Treasury securities	$-	$-	$-	$-	$500	$-	$-	$500
U.S. Government agency securities	109,375	-	(5,582)	103,793	65,085	70	(77)	65,078
Obligations of states and political subdivisions	152,297	9,423	-	161,720	155,121	13,314	-	168,435
Collateralized mortgage obligations	47,516	1,026	(537)	48,005	87,624	2,148	(80)	89,692
Mortgage-backed securities	104,909	33	(4,194)	100,748	61,750	766	(66)	62,450
Corporate bonds	15,572	247	(242)	15,577	15,701	497	-	16,198
Total available for sale securities	429,669	10,729	(10,555)	429,843	385,781	16,795	(223)	402,353
Held to maturity:
Obligations of states and political subdivisions	7,364	660	-	8,024	8,035	826	-	8,861
Total investment securities	$437,033	$11,389	$(10,555)	$437,867	$393,816	$17,621	$(223)	$411,214

At June 30, 2013 and December 31, 2012, investment securities carried at $293 million and $286 million, respectively, were pledged to secure trust deposits and public funds on deposit.

The amortized cost, contractual maturities and estimated fair value of the Company’s investment securities at June 30, 2013 (in thousands) are presented in the table below. Collateralized mortgage obligations (“CMOs”) and mortgage-backed securities (“MBS”) assume maturity dates pursuant to average lives.

	June 30, 2013
	Amortized	Estimated
	Cost	Fair Value
Securities available for sale:
Due in one year or less	$28,985	$29,472
Due from one to five years	121,180	127,163
Due from five to ten years	251,643	247,017
Due after ten years	27,861	26,191
Total securities available for sale	429,669	429,843
Securities held to maturity:
Due in one year or less	837	854
Due from one to five years	6,262	6,889
Due from five to ten years	265	281
Total securities held to maturity	7,364	8,024
Total investment securities	$437,033	$437,867

The proceeds from sales of securities available for sale and the associated net realized gains follow (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Proceeds	$2,952	$-	$13,427	$-

Gross realized gains	$33	$-	$392	$-
Gross realized losses	-	-	-	-
Net realized gains	$33	$-	$392	$-

The table below indicates the length of time individual securities, both held to maturity and available for sale, have been held in a continuous unrealized loss position at the date indicated (in thousands).

	Less than 12 months		12 months or longer		Total
June 30, 2013	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
Type of securities	Fair value	Losses	Fair value	Losses	Fair value	Losses
U.S. Government agency securities	$103,793	$5,582	$-	$-	$103,793	$5,582
Collateralized mortgage obligations	9,179	537	-	-	9,179	537
Mortgage-backed securities	100,371	4,194	-	-	100,371	4,194
Corporate bonds	8,683	242	-	-	8,683	242
Total	$222,026	$10,555	$-	$-	$222,026	$10,555

	Less than 12 months		12 months or longer		Total
December 31, 2012	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
Type of securities	Fair value	Losses	Fair value	Losses	Fair value	Losses
U.S. Government agency securities	$28,958	$77	$-	$-	$28,958	$77
Collateralized mortgage obligations	7,878	80	-	-	7,878	80
Mortgage-backed securities	14,098	66	-	-	14,098	66
Total	$50,934	$223	$-	$-	$50,934	$223

The Company’s management evaluates securities for other-than-temporary impairment (“OTTI”) at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. All of the Company’s investment securities classified as available-for-sale or held-to-maturity are evaluated for OTTI under FASB Accounting Standards Codification (“ASC”) 320, “Accounting for Certain Investments in Debt and Equity Securities.” In determining OTTI under ASC 320, management considers many factors, including: (1) the length of time and the extent to which the fair value has been less than amortized cost, (2) the financial condition and near-term prospects of the issuer, (3) whether the market decline was affected by macroeconomic conditions, and (4) whether the Company has the intent to sell the debt security or more likely than not will be required to sell the debt security before its anticipated recovery. The assessment of whether an OTTI decline exists involves a high degree of subjectivity and judgment and is based on information available to management at a point in time. An OTTI is deemed to have occurred if there has been an adverse change in the remaining expected future cash flows.

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

Upon review of the considerations mentioned here, no OTTI was deemed to be warranted at June 30, 2013.

4. LOANS
At June 30, 2013 and December 31, 2012, net loans disaggregated by class consisted of the following (in thousands):

	June 30, 2013	December 31, 2012
Commercial and industrial	$179,785	$168,709
Commercial real estate (1)	481,840	369,271
Real estate construction	10,294	15,469
Residential mortgages (1st and 2nd liens)	150,616	146,575
Home equity	60,951	66,468
Consumer	11,965	14,288
Gross loans	895,451	780,780
Allowance for loan losses	(17,293)	(17,781)
Net loans at end of period	$878,158	$762,999

(1)	Includes multifamily loans of $82,079 and $9,261 at June 30, 2013 and December 31, 2012, respectively.

For the three and six months ended June 30, 2013 and 2012, the activity in the allowance for loan losses disaggregated by class is shown below (in thousands).

	Commercial and industrial	Commercial real estate	Real estate construction	Residential mortgages (1st and 2nd liens)	Home equity	Consumer	Unallocated	Total

Three months ended June 30, 2013
Balance at beginning of period	$5,345	$6,570	$845	$2,441	$924	$245	$1,464	$17,834
Charge-offs	(1,279)	-	-	(74)	-	(111)	-	(1,464)
Recoveries	911	1	-	-	1	10	-	923
(Credit) provision for loan losses	(199)	659	(567)	(26)	134	103	(104)	-
Balance at end of period	$4,778	$7,230	$278	$2,341	$1,059	$247	$1,360	$17,293

Three months ended June 30, 2012
Balance at beginning of period	$23,793	$8,879	$579	$2,035	$1,255	$354	$3,113	$40,008
Charge-offs	(790)	(7,692)	-	(193)	(532)	(50)	-	(9,257)
Recoveries	769	-	80	1	-	26	-	876
(Credit) provision for loan losses	(8,690)	6,994	(496)	(209)	1,285	(154)	(1,130)	(2,400)
Balance at end of period	$15,082	$8,181	$163	$1,634	$2,008	$176	$1,983	$29,227

	Commercial and industrial	Commercial real estate	Real estate construction	Residential mortgages (1st and 2nd liens)	Home equity	Consumer	Unallocated	Total

Six months ended June 30, 2013
Balance at beginning of period	$6,181	$6,149	$141	$1,576	$907	$189	$2,638	$17,781
Charge-offs	(1,627)	-	-	(74)	-	(122)	-	(1,823)
Recoveries	1,210	73	-	1	2	49	-	1,335
(Credit) provision for loan losses	(986)	1,008	137	838	150	131	(1,278)	-
Balance at end of period	$4,778	$7,230	$278	$2,341	$1,059	$247	$1,360	$17,293

Six months ended June 30, 2012
Balance at beginning of period	$25,047	$11,029	$623	$2,401	$512	$313	$33	$39,958
Charge-offs	(1,127)	(7,692)	-	(588)	(593)	(82)	-	(10,082)
Recoveries	1,624	-	80	2	-	45	-	1,751
(Credit) provision for loan losses	(10,462)	4,844	(540)	(181)	2,089	(100)	1,950	(2,400)
Balance at end of period	$15,082	$8,181	$163	$1,634	$2,008	$176	$1,983	$29,227

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

The general component of the allowance covers non-impaired loans and is based on historical loss experience, adjusted for qualitative factors.  The historical loss experience is determined by loan class, and is based on the actual loss history experienced by the Company over a rolling twelve quarter period. This actual loss experience is supplemented with other qualitative factors based on the risks present for each loan class.  These qualitative factors include consideration of the following:  levels of and trends in delinquencies and impaired loans; levels of and trends in charge-offs and recoveries; trends in volume and terms of loans; effects of any changes in risk selection and underwriting standards; other changes in lending policies, procedures and practices; experience, ability, and depth of lending management and other relevant staff; local, regional and national economic trends and conditions; industry conditions; and effects of changes in credit concentrations. The following loan classes have been identified: commercial and industrial, commercial real estate, real estate construction, residential mortgages (1st and 2nd liens), home equity and consumer loans. For performing loans, an estimate of adequacy of the general component of the allowance is made by applying qualitative factors specific to the portfolio to the period-end balances. Consideration is also given to the type and collateral of the loans with particular attention paid to commercial real estate construction loans, due to the inherent risk of this type of loan. Specific and general reserves are available for any identified loss.

The Company recorded no consolidated provision for loan losses for the three months ended June 30, 2013 as compared to a $2.4 million credit to the provision for loan losses for the three months ended June 30, 2012. The $2.4 million credit to the provision for loan losses during the second quarter of 2012 resulted from workout and asset disposition activities undertaken in that period. For the three months ended June 30, 2013, the Company decreased its allowance for loan losses allocated to commercial and industrial (“C&I”) and real estate construction loans by $199 thousand and $567 thousand, respectively, while increasing its allowance allocation to commercial real estate (“CRE”) by $659 thousand.

The decrease in the allowance for loan losses allocated to C&I loans during the first quarter of 2013 reflected a 0.18% reduction in the ASC 450-20 historical loss factors rate on unimpaired pass rated C&I loans, a $7 million decrease in the balance of unimpaired pass rated C&I loans and a decrease of $60 thousand in specific reserves for C&I loans as computed under ASC 310-10 at June 30, 2013 as compared to March 31, 2013.

The decrease to the allowance allocated to real estate construction loans was largely due to a decrease in the ASC 450-20 historical loss factors for such loans of 1.34% when compared to March 31, 2013. The increase in the allowance for loan losses allocated to CRE loans was primarily due to an $84 million increase in the balance of unimpaired pass rated CRE loans, reflecting growth in multi-family lending, versus March 31, 2013.

Effective with the March 31, 2013 calculation, the ASC 450-20 loss factors rates incorporate an expansion of the look back period used in calculating historical losses to a rolling twelve quarter period (from an eight quarter period) for each loan segment. This change resulted from the Company’s effort to improve the granularity of its individual loan segment charge-off history. Additionally, the expansion of the look back period reduces the volatility associated with improperly weighting short-term trends in this calculation. These changes more accurately represent the Company’s incurred and expected losses by individual loan segment.

At June 30, 2013 and December 31, 2012, the ending balance in the allowance for loan losses disaggregated by class and impairment methodology follows below (in thousands). Also shown below are total loans at June 30, 2013 and December 31, 2012 disaggregated by class and impairment methodology (in thousands).

June 30, 2013	Commercial and industrial	Commercial real estate	Real estate construction	Residential mortgages (1st and 2nd liens)	Home equity	Consumer	Unallocated	Total
Allowance for loan losses:
Ending balance: individually evaluated for impairment	$377	$-	$-	$605	$351	$52	$-	$1,385
Ending balance: collectively evaluated for impairment	4,401	7,230	278	1,736	708	195	1,360	15,908
Ending balance	$4,778	$7,230	$278	$2,341	$1,059	$247	$1,360	$17,293
Loan balances:
Ending balance: individually evaluated for impairment	$13,355	$8,474	$-	$5,292	$999	$228	$-	$28,348
Ending balance: collectively evaluated for impairment	166,430	473,366	10,294	145,324	59,952	11,737	-	867,103
Ending balance	$179,785	$481,840	$10,294	$150,616	$60,951	$11,965	$-	$895,451

December 31, 2012	Commercial and industrial	Commercial real estate	Real estate construction	Residential mortgages (1st and 2nd liens)	Home equity	Consumer	Unallocated	Total
Allowance for loan losses:
Ending balance: individually evaluated for impairment	$340	$22	$1	$575	$86	$-	$-	$1,024
Ending balance: collectively evaluated for impairment	5,841	6,127	140	1,001	821	189	2,638	16,757
Ending balance	$6,181	$6,149	$141	$1,576	$907	$189	$2,638	$17,781
Loan balances:
Ending balance: individually evaluated for impairment	$10,369	$9,443	$1,961	$4,660	$502	$21	$-	$26,956
Ending balance: collectively evaluated for impairment	158,340	359,828	13,508	141,915	65,966	14,267	-	753,824
Ending balance	$168,709	$369,271	$15,469	$146,575	$66,468	$14,288	$-	$780,780

The following table presents certain information pertaining to the Company’s impaired loans disaggregated by class at June 30, 2013 and December 31, 2012 (in thousands):

	June 30, 2013			December 31, 2012
	Unpaid Principal Balance	Recorded Balance	Allowance Allocated	Unpaid Principal Balance	Recorded Balance	Allowance Allocated
With no allowance recorded:
Commercial and industrial	$9,458	$9,155	$-	$7,913	$7,492	$-
Commercial real estate	8,941	8,474	-	8,859	7,282	-
Real estate construction	-	-	-	1,334	1,305	-
Residential mortgages (1st and 2nd liens)	2,726	2,597	-	1,918	1,788	-
Home equity	572	572	-	418	416	-
Consumer	166	74	-	21	21	-
Subtotal	21,863	20,872	-	20,463	18,304	-

With an allowance recorded:
Commercial and industrial	5,106	4,200	377	2,884	2,877	340
Commercial real estate	-	-	-	2,161	2,161	22
Real estate construction	-	-	-	656	656	1
Residential mortgages (1st and 2nd liens)	2,895	2,695	605	3,015	2,872	575
Home equity	428	427	351	86	86	86
Consumer	155	154	52	-	-	-
Subtotal	8,584	7,476	1,385	8,802	8,652	1,024
Total	$30,447	$28,348	$1,385	$29,265	$26,956	$1,024

Shown below is additional information pertaining to the Company’s impaired loans disaggregated by class for the three and six months ended June 30, 2013 and 2012 (in thousands):

	Three Months Ended June 30, 2013			Three Months Ended June 30, 2012
	Average recorded investment in impaired loans	Interest income recognized on impaired loans	Interest income recognized on a cash basis on impaired loans	Average recorded investment in impaired loans	Interest income recognized on impaired loans	Interest income recognized on a cash basis on impaired loans
Commercial and industrial	$14,146	$175	$-	$28,398	$315	$-
Commercial real estate	8,532	76	-	54,531	259	-
Real estate construction	420	14	-	18,093	338	-
Residential mortgages (1st and 2nd liens)	5,442	52	-	1,898	85	-
Home equity	950	1	-	3,863	-	-
Consumer	277	3	-	624	-	-
Total	$29,767	$321	$-	$107,407	$997	$-

	Six Months Ended June 30, 2013			Six Months Ended June 30, 2012
	Average recorded investment in impaired loans	Interest income recognized on impaired loans	Interest income recognized on a cash basis on impaired loans	Average recorded investment in impaired loans	Interest income recognized on impaired loans	Interest income recognized on a cash basis on impaired loans
Commercial and industrial	$14,682	$232	$-	$31,425	$315	$-
Commercial real estate	8,589	145	-	60,363	259	-
Real estate construction	981	14	-	18,557	338	-
Residential mortgages (1st and 2nd liens)	5,476	94	-	8,287	85	-
Home equity	951	4	-	3,900	-	-
Consumer	279	8	-	641	-	-
Total	$30,958	$497	$-	$123,173	$997	$-

TDRs involve modifications or renewals where the Company has granted a concession to a borrower in financial distress. The Company reviews all modifications and renewals for determination of TDR status. The Company allocated $973 thousand and $800 thousand of specific reserves to customers whose loan terms have been modified as TDRs as of June 30, 2013 and December 31, 2012, respectively. These loans involved the restructuring of terms to allow customers to mitigate the risk of default by meeting a lower payment requirement based upon their current cash flow. These may also include loans that renewed at existing contractual rates, but below market rates for comparable credit.

A total of $40 thousand and $35 thousand were committed to be advanced in connection with TDRs as of June 30, 2013 and December 31, 2012, respectively, representing the amount the Company is legally required to advance under existing loan agreements. These loans are not in default under the terms of the loan agreements and are accruing interest. It is the Company’s policy to evaluate advances on such loans on a case by case basis. Absent a legal obligation to advance pursuant to the terms of the loan agreement, the Company generally will not advance funds for which it has outstanding commitments, but may do so in certain circumstances.

The following tables present certain information regarding outstanding TDRs at June 30, 2013 and December 31, 2012 (dollars in thousands), TDRs executed during the three and six months ended June 30, 2013 and 2012 (dollars in thousands) and TDRs with payment defaults of 90 days or more within twelve months of restructuring during the three and six months ended June 30, 2013 and 2012 (dollars in thousands):

	June 30, 2013		December 31, 2012
Total TDRs	Number of Loans	Outstanding Recorded Balance	Number of Loans	Outstanding Recorded Balance

Commercial and industrial	42	$6,490	41	$6,468
Commercial real estate	7	4,998	9	6,238
Residential mortgages (1st and 2nd liens)	17	4,144	15	3,587
Consumer	5	229	5	311
	71	$15,861	70	$16,604

	Three months ended June 30, 2013			Three months ended June 30, 2012
		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
	Number	Outstanding	Outstanding	Number	Outstanding	Outstanding
	of	Recorded	Recorded	of	Recorded	Recorded
New TDRs	Loans	Balance	Balance	Loans	Balance	Balance

Commercial and industrial	2	$572	$572	5	$2,140	$2,272
Residential mortgages (1st and 2nd liens)	-	-	-	1	81	81
Consumer	-	-	-	1	49	49
	2	$572	$572	7	$2,270	$2,402

	Six months ended June 30, 2013			Six months ended June 30, 2012
		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
	Number	Outstanding	Outstanding	Number	Outstanding	Outstanding
	of	Recorded	Recorded	of	Recorded	Recorded
New TDRs	Loans	Balance	Balance	Loans	Balance	Balance

Commercial and industrial	4	$892	$892	14	$5,456	$5,588
Residential mortgages (1st and 2nd liens)	3	905	905	1	81	81
Consumer	1	17	17	1	49	49
	8	$1,814	$1,814	16	$5,586	$5,718

	Three months ended June 30, 2013		Three months ended June 30, 2012
		Outstanding		Outstanding
	Number	Recorded	Number	Recorded
Defaulted TDRs	of Loans	Balance	of Loans	Balance

Commercial and industrial	-	$-	1	$1,127
	-	$-	1	$1,127

	Six months ended June 30, 2013		Six months ended June 30, 2012
		Outstanding		Outstanding
	Number	Recorded	Number	Recorded
Defaulted TDRs	of Loans	Balance	of Loans	Balance

Commercial and industrial	-	$-	2	$2,508
Commercial real estate	-	-	1	-
Real estate construction	-	-	1	1,646
Residential mortgages (1st and 2nd liens)	-	-	1	488
	-	$-	5	$4,642

Not all loan modifications are TDRs. In some cases, the Company might provide a concession, such as a reduction in interest rate, but the borrower is not experiencing financial distress. This could be the case if the Company is matching a competitor’s interest rate.

Information regarding modifications and renewals executed during the three and six months ended June 30, 2013 and 2012 that are not considered TDRs is shown below (dollars in thousands):

	Three months ended June 30, 2013		Three months ended June 30, 2012
		Outstanding		Outstanding
	Number	Recorded	Number	Recorded
Non-TDR Modifications	of Loans	Balance	of Loans	Balance

Commercial and industrial	8	$4,501	5	$1,958
Commercial real estate	9	6,415	7	6,936
	17	$10,916	12	$8,894

	Six months ended June 30, 2013		Six months ended June 30, 2012
		Outstanding		Outstanding
	Number	Recorded	Number	Recorded
Non-TDR Modifications	of Loans	Balance	of Loans	Balance

Commercial and industrial	8	$4,501	6	$2,538
Commercial real estate	20	26,118	9	10,115
	28	$30,619	15	$12,653

The following is a summary of information pertaining to non-performing assets at June 30, 2013 and December 31, 2012 (in thousands):

	June 30, 2013	December 31, 2012
Non-accrual loans	$17,183	$16,435
Non-accrual loans held-for-sale	-	907
Loans 90 days past due and still accruing	-	-
OREO	-	1,572
Total non-performing assets	$17,183	$18,914
TDRs accruing interest	$9,843	$9,954
TDRs non-accruing	$6,018	$6,650

The following table summarizes non-accrual loans by loan class at June 30, 2013 and December 31, 2012 (dollars in thousands):

	June 30, 2013				December 31, 2012
				% of				% of
		% of	Total	Total		% of	Total	Total
		Total	Loans	Loans		Total	Loans	Loans
Commercial and industrial	$9,597	55.9%	$179,785	1.1%	$6,529	39.8%	$168,709	0.8%
Commercial real estate (1)	4,227	24.6	481,840	0.4	5,192	31.6	369,271	0.7
Real estate construction	-	-	10,294	-	1,961	11.9	15,469	0.3
Residential mortgages (1st and 2nd liens)	2,617	15.2	150,616	0.3	2,466	15.0	146,575	0.3
Home equity	664	3.9	60,951	0.1	266	1.6	66,468	-
Consumer	78	0.4	11,965	-	21	0.1	14,288	-
Total	$17,183	100.0%	$895,451	1.9%	$16,435	100.0%	$780,780	2.1%

(1)	At June 30, 2013, there were no non-accrual multifamily loans.

For the non-accrual loans outstanding at the end of the reported periods, additional interest income of approximately $280 thousand and $1.4 million would have been recorded on non-accrual loans during the three months ended June 30, 2013 and 2012, respectively, and $686 thousand and $2.8 million during the six months ended June 30, 2013 and 2012, respectively, if the loans had performed in accordance with their original terms.

The following table details the collateral value securing non-accrual loans at June 30, 2013 and December 31, 2012 (in thousands):

	June 30, 2013		December 31, 2012
	Principal Balance	Collateral Value	Principal Balance	Collateral Value
Commercial and industrial (1)	$9,597	$6,000	$6,529	$4,400
Commercial real estate	4,227	10,750	5,192	12,675
Real estate construction	-	-	1,961	3,661
Residential mortgages (1st and 2nd liens)	2,617	4,749	2,466	5,141
Home equity	664	2,294	266	849
Consumer	78	-	21	-
Total	$17,183	$23,793	$16,435	$26,726

(1) Repayment of commercial and industrial loans is expected primarily from the cash flow of the business. The collateral typically securing these loans is a lien on all corporate assets via a blanket UCC filing and does not usually include real estate. For purposes of this disclosure, the Company has ascribed no value to the non-real estate collateral for this class of loans.

At June 30, 2013 and December 31, 2012, past due loans disaggregated by class were as follows (in thousands):

	Past Due
June 30, 2013	30 - 59 days	60 - 89 days	90 days and over	Total	Current	Total
Commercial and industrial	$51	$53	$9,597	$9,701	$170,084	$179,785
Commercial real estate (1)	643	317	4,227	5,187	476,653	481,840
Real estate construction	-	-	-	-	10,294	10,294
Residential mortgages
(1st and 2nd liens)	1,291	364	2,617	4,272	146,344	150,616
Home equity	773	400	664	1,837	59,114	60,951
Consumer	16	5	78	99	11,866	11,965
Total	$2,774	$1,139	$17,183	$21,096	$874,355	$895,451

(1)	At June 30, 2013, there were no past due multifamily loans.

	Past Due
December 31, 2012	30 - 59 days	60 - 89 days	90 days and over	Total	Current	Total
Commercial and industrial	$6,591	$1,274	$6,529	$14,394	$154,315	$168,709
Commercial real estate	1,145	329	5,192	6,666	362,605	369,271
Real estate construction	1,382	-	1,961	3,343	12,126	15,469
Residential mortgages
(1st and 2nd liens)	2,867	6	2,466	5,339	141,236	146,575
Home equity	261	100	266	627	65,841	66,468
Consumer	189	18	21	228	14,060	14,288
Total	$12,435	$1,727	$16,435	$30,597	$750,183	$780,780

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

At June 30, 2013 and December 31, 2012, based upon the most recent analysis performed, the following table presents the Company’s loan portfolio credit risk profile by internally assigned grade disaggregated by class of loan (in thousands):

June 30, 2013	Commercial and industrial	Commercial real estate (1)	Real estate construction	Residential mortgages (1st and 2nd liens)	Home equity	Consumer	Total
Grade:
Pass	$157,222	$437,700	$10,294	$145,383	$60,202	$11,731	$822,532
Special mention	5,970	19,495	-	-	-	-	25,465
Substandard	16,593	24,645	-	5,233	749	234	47,454
Total	$179,785	$481,840	$10,294	$150,616	$60,951	$11,965	$895,451

(1) At June 30, 2013, there were no special mention or substandard grade multifamily loans.

December 31, 2012	Commercial and industrial	Commercial real estate	Real estate construction	Residential mortgages (1st and 2nd liens)	Home equity	Consumer	Total
Grade:
Pass	$143,804	$311,123	$4,790	$141,915	$65,966	$14,267	$681,865
Special mention	5,995	38,670	-	-	-	-	44,665
Substandard	18,910	19,478	10,679	4,660	502	21	54,250
Total	$168,709	$369,271	$15,469	$146,575	$66,468	$14,288	$780,780

The Bank annually reviews the ratings on all commercial and industrial, commercial real estate and real estate construction loans greater than $1 million. Semi-annually, the Bank engages an independent third-party to review a significant portion of loans within these loan classes. Management uses the results of these reviews as part of its ongoing review process.

5. EMPLOYEE BENEFITS

Retirement Plan - The Company’s retirement plan is noncontributory and covers substantially all eligible employees. The plan conforms to the provisions of the Employee Retirement Income Security Act of 1974, as amended, and the Pension Protection Act of 2006, which requires certain funding rules for defined benefit plans. The Company’s policy is to accrue for all pension costs and to fund the maximum amount allowable for tax purposes. Actuarial gains and losses that arise from changes in assumptions concerning future events are amortized over a period that reflects the long-term nature of pension expense used in estimating pension costs.

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

The following table presents information concerning net periodic defined benefit pension (income) expense for the three and six months ended June 30, 2013 and 2012 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Service cost	$-	$603	$-	$1,206
Interest cost	498	554	996	1,109
Expected return on plan assets	(575)	(527)	(1,150)	(1,054)
Net amortization	61	654	122	814
Net periodic benefit (income) expense	$(16)	$1,284	$(32)	$2,075

In December 2012, the Company made an annual minimum contribution of $1 million for the plan year ending September 30, 2013. There is no additional minimum required contribution for the plan year ending September 30, 2013.

Post-Retirement Benefits other than Pension - The Company provides life insurance benefits to employees meeting eligibility requirements. Employees hired after December 31, 1997 are not eligible for retiree life insurance. No other welfare benefits are provided. In the second quarter of 2013, the Company terminated all post-retirement life insurance benefits and recorded a non-recurring gain of $1.7 million as a credit to employee compensation and benefits expense in the Company’s consolidated statements of operations.

6. STOCK-BASED COMPENSATION
Under the terms of the Company’s stock option plans adopted in 1999 and 2009, options have been granted to key employees and directors to purchase shares of the Company’s stock. Under the 2009 Stock Incentive Plan (“the Plan”), there are 500,000 shares of the Company’s common stock reserved for issuance, of which 185,000 had been granted as of June 30, 2013. There are no remaining shares reserved for issuance under the 1999 Stock Option Plan. Options are awarded by the Compensation Committee of the Board of Directors. Both plans provide that the option price shall not be less than the fair value of the common stock on the date the option is granted. All options are exercisable for a period of ten years or less. Options granted prior to 2010 vest after one year. No options were granted in 2010. Options granted in 2011 are exercisable over a three-year period commencing three years from the date of grant at a rate of one third per year.  Options granted in 2012 and 2013 are exercisable over a three-year period commencing one year from the date of grant at a rate of one third per year.

Both plans provide for but do not require the grant of stock appreciation rights (“SARs”) that the holder may exercise instead of the underlying option. At June 30, 2013, there were 6,000 SARs outstanding related to options granted before 2011. The SARs had no intrinsic value at June 30, 2013. When the SAR is exercised, the underlying option is canceled. The optionee receives shares of common stock or cash with a fair market value equal to the excess of the fair value of the shares subject to the option at the time of exercise (or the portion thereof so exercised) over the aggregate option price of the shares set forth in the option agreement. The exercise of SARs is treated as the exercise of the underlying option.

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

A summary of stock option activity follows:

		Weighted-Average
	Number	Exercise Price
	of Shares	Per Share
Outstanding, January 1, 2013	211,500	$15.41
Granted	35,000	$14.92
Exercised	(6,667)	$13.44
Forfeited or expired	(25,333)	$15.50
Outstanding, June 30, 2013	214,500	$15.38

The following table presents information regarding stock options granted in 2013:

Black-Scholes Assumptions for Options Granted During the Six Months Ended June 30, 2013:

Risk-free interest rate	0.82%
Expected dividend yield	-
Expected life in years	10
Expected volatility	43.13%

The following summarizes shares subject to purchase from stock options outstanding and exercisable as of June 30, 2013:

	Outstanding			Exercisable
		Weighted-Average			Weighted-Average
Range of		Remaining	Weighted-Average		Remaining	Weighted-Average
Exercise Prices	Shares	Contractual Life	Exercise Price	Shares	Contractual Life	Exercise Price
$10.79 - $12.44	100,000	8.7 years	$11.49	13,334	8.8 years	$12.33
$13.13 - $17.00	85,000	9.2 years	$14.16	13,334	8.7 years	$13.29
$28.30 - $31.83	15,000	3.9 years	$30.24	15,000	3.9 years	$30.24
$32.90 - $34.95	14,500	2.6 years	$34.01	14,500	2.6 years	$34.01
	214,500	8.1 years	$15.38	56,168	5.9 years	$22.93

The Company accounts for stock-based compensation on a modified prospective basis with the fair value of grants of employee stock options recognized in the financial statements. Compensation expense related to stock-based compensation amounted to approximately $198 thousand and $91 thousand for the six months ended June 30, 2013 and 2012, respectively. The remaining unrecognized compensation cost of approximately $610 thousand at June 30, 2013 will be expensed over the remaining weighted average vesting period of approximately 2.7 years.

7. INCOME TAXES
The Company uses an asset and liability approach to accounting for income taxes. The asset and liability approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. Deferred tax assets are recognized if it is more likely than not that a future benefit will be realized. The Company accounts for income taxes in accordance with ASC 740, “Income Taxes,” which prescribes the recognition and measurement criteria related to tax positions taken or expected to be taken in a tax return. The Company had unrecognized tax benefits including interest of approximately $34 thousand as of June 30, 2013. The Company recognizes interest and penalties accrued relating to unrecognized tax benefits in income tax expense.

The realization of deferred tax assets (net of a recorded valuation allowance) is largely dependent upon future taxable income, future reversals of existing taxable temporary differences and the ability to carryback losses to available tax years. In assessing the need for a valuation allowance, the Company considers positive and negative evidence, including taxable income in carry-back years, scheduled reversals of deferred tax liabilities, expected future taxable income and tax planning strategies. The Company can apply a carryback of the net operating losses for 2012 which resulted in $5 million included in income tax receivable in the accompanying consolidated statements of condition. The Company has net operating loss carryforwards of approximately $15 million and $24 million for Federal and New York State (“NYS”) income tax purposes, respectively, which may be applied against future taxable income. In 2012, the Company established a full valuation allowance of $558 thousand, tax effected, on the NYS net operating loss due to the Company’s significant tax-exempt investment income in NYS. The valuation allowance may be reversed to income in future periods to the extent that the related deferred tax assets are realized or when the Company returns to consistent, taxable earnings in NYS. Management believes it is more likely than not that forecasted income, including income that may be generated as a result of certain tax planning strategies, together with the tax effects of the deferred tax liabilities, will be sufficient to fully recover the remaining deferred tax assets. Both the Federal and NYS unused net operating loss carryforwards are expected to expire in varying amounts in the years 2032-2033. It is anticipated that the Federal carryforward will be utilized prior to its expiration based on the Company’s future years’ projected earnings.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier 1 capital, as defined in the federal banking regulations, to risk-weighted assets and of Tier 1 capital to adjusted average assets (leverage). Management believes, as of June 30, 2013, that the Company and the Bank met all such capital adequacy requirements to which it is subject.

The Bank’s capital amounts and ratios were as follows (dollars in thousands):

			Minimum		Minimum to be "Well
			for capital		Capitalized" under prompt
	Actual capital ratios		adequacy		corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2013
Total capital to risk-weighted assets	$170,570	15.89%	$85,874	8.00%	$107,343	10.00%
Tier 1 capital to risk-weighted assets	157,101	14.64%	42,937	4.00%	64,406	6.00%
Tier 1 capital to adjusted average assets (leverage)	157,101	9.69%	64,828	4.00%	81,036	5.00%

December 31, 2012
Total capital to risk-weighted assets	$162,458	18.05%	$72,020	8.00%	$90,025	10.00%
Tier 1 capital to risk-weighted assets	151,121	16.79%	36,010	4.00%	54,015	6.00%
Tier 1 capital to adjusted average assets (leverage)	151,121	9.74%	62,092	4.00%	77,615	5.00%

The Company’s Tier 1 leverage, Tier 1 risk-based and total risk-based capital ratios were 9.76%, 14.73% and 15.99%, respectively, at June 30, 2013.

The ability of the Bank to pay dividends to the Company is subject to certain regulatory restrictions. Generally, dividends declared in a given year by a national bank are limited to its net profit, as defined by regulatory agencies, for that year, combined with its retained net income for the preceding two years, less any required transfer to surplus or to fund the retirement of any preferred stock, of which the Bank had none as of June 30, 2013. In addition, a national bank may not pay any dividends in an amount greater than its undivided profits and a national bank may not declare any dividends if such declaration would leave the Bank inadequately capitalized. Therefore, the ability of the Bank to declare dividends will depend on its future net income and capital requirements.

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

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments (in thousands).

	Level in	June 30, 2013			December 31, 2012
	Fair Value	Carrying	Estimated		Carrying	Estimated
	Heirarchy	Amount	Fair Value		Amount	Fair Value
Cash and due from banks	Level 1	$219,396	$219,396		$384,656	$384,656
Cash equivalents	Level 2	1,000	1,000		1,150	1,150
Interest-bearing time deposits in other banks	Level 2	10,000	10,000		-	-
Federal Reserve Bank, Federal Home Loan Bank and other stock	N/A	2,916	N/	A	3,043	N/	A
Investment securities held to maturity	Level 2	7,364	8,024		8,035	8,861
Investment securities available for sale	Level 2	429,843	429,843		402,353	402,353
Loans held-for-sale	Level 3	1,262	1,262		907	907
Loans, net of allowance	Level 2, 3 (1)	878,158	886,645		762,999	787,597
Bank owned life insurance	Level 3	38,042	38,042		-	-
Accrued interest and loan fees receivable	Level 2	5,022	5,022		4,883	4,883
Non-maturity deposits	Level 2	1,219,653	1,219,653		1,187,383	1,187,383
Time deposits	Level 2	245,801	246,836		243,731	245,595
Accrued interest payable	Level 2	212	212		237	237

(1)	Impaired loans are generally classified within Level 3 of the fair value hierarchy.

Fair value estimates are made at a specific point in time and may be based on judgments regarding losses expected in the future, risk, and other factors that are subjective in nature. The methods and assumptions used to produce the fair value estimates follow.

For cash and due from banks, cash equivalents, interest-bearing time deposits in other banks, bank owned life insurance, accrued interest and loan fees receivable, non-maturity deposits and accrued interest payable, the carrying amount is a reasonable estimate of fair value. Time deposits are valued using a replacement cost of funds approach.

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

The fair value of loans held-for-sale is based upon binding contracts from third parties.

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

Assets measured at fair value on a recurring basis are as follows (in thousands):

		Fair Value Measurements Using
		Significant Other	Significant
		Observable Inputs	Unobservable Inputs
Assets:	June 30, 2013	(Level 2)	(Level 3)
U.S. Government agency securities	$103,793	$103,793	$-
Corporate bonds	15,577	15,577	-
Collateralized mortgage obligations	48,005	48,005	-
Mortgage-backed securities	100,748	100,748	-
Obligations of states and political subdivisions	161,720	161,720	-
Loans held-for-sale	1,262	-	1,262
Mortgage servicing rights	2,136	-	2,136
Total	$433,241	$429,843	$3,398

		Fair Value Measurements Using
		Significant Other	Significant
		Observable Inputs	Unobservable Inputs
Assets:	December 31, 2012	(Level 2)	(Level 3)
U.S. Treasury securities	$500	$500	$-
U.S. Government agency securities	65,078	65,078	-
Corporate bonds	16,198	16,198	-
Collateralized mortgage obligations	89,692	89,692	-
Mortgage-backed securities	62,450	62,450	-
Obligations of states and political subdivisions	168,435	168,435	-
Loans held-for-sale	907	-	907
Mortgage servicing rights	1,856	-	1,856
Total	$405,116	$402,353	$2,763

Assets measured at fair value on a non-recurring basis are as follows (in thousands):

Assets:	June 30, 2013	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Impaired loans	$13,861	$13,861
Total	$13,861	$13,861

Assets:	December 31, 2012	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Impaired loans	$9,390	$9,390
OREO	1,572	1,572
Total	$10,962	$10,962

10. LEGAL PROCEEDINGS
On July 11, 2011, a shareholder derivative action, Robert J. Levy v. J. Gordon Huszagh, et al., No. 11 Civ. 3321 (JS), was filed in the U.S. District Court for the Eastern District of New York against certain current and former directors of the Company and a former officer of the Company.  The Company was named as a nominal defendant.  The complaint seeks damages against the individual defendants in an unspecified amount, and alleges that the individual defendants breached their fiduciary duties by making improper statements regarding the sufficiency of the Company’s allowance for loan losses and loan portfolio credit quality, and by failing to establish sufficient allowances for loan losses and to establish effective credit risk management policies.  On September 30, 2011, the Company and the current and former director defendants filed a motion to dismiss the complaint. On September 28, 2012, the court granted the motion to dismiss and granted the plaintiff leave to file an amended complaint. On May 14, 2013, the parties to the Levy action, the parties to the Forbush action, described below, along with an additional shareholder who had previously made a litigation demand on the Company’s board of directors, entered into stipulation of compromise and settlement providing for the settlement of the two actions. On May 24, 2013, the Levy court granted the parties’ joint request that the action be stayed until entry in the Forbush action of a final order and judgment approving the proposed settlement. Management does not believe that the ultimate resolution of this matter will have a material adverse impact on the consolidated financial statements.

On October 28, 2011, a separate shareholder derivative action, Susan Forbush v. Edgar F. Goodale, et al., No. 33538/11, was filed in the Supreme Court of the State of New York for the County of Suffolk, against certain current and former directors of the Company and a former officer of the Company. The Company was named as a nominal defendant. The complaint asserts claims that are substantially similar to those asserted in the Levy action. On February 17, 2012, the defendants filed a motion to dismiss the complaint. On February 4, 2013, the Supreme Court denied the defendants’ motion to dismiss. On May 14, 2013, as also described above, the parties to the Levy and Forbush actions, along with an additional shareholder, entered into stipulation of compromise and settlement providing for the settlement of the two actions. On July 11, 2013, the plaintiff filed an unopposed motion in the Forbush action requesting an order preliminarily approving the proposed settlement, directing publication of notice of the proposed settlement, and scheduling a hearing on whether the settlement should be finally approved by the court. On July 24, 2013, the Supreme Court granted that motion, and scheduled a final approval hearing for September 25, 2013. Management does not believe that the ultimate resolution of this matter will have a material adverse impact on the consolidated financial statements.

On October 20, 2011, a putative shareholder class action, James E. Fisher v. Suffolk Bancorp, et al., No. 11 Civ. 5114 (SJ), was filed in the U.S. District Court for the Eastern District of New York against the Company, its former chief executive officer, and a former chief financial officer of the Company.  The complaint alleges that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by knowingly or recklessly making false statements about, or failing to disclose accurate information about, the Company’s financial results and condition, loan loss reserves, impaired assets, internal and disclosure controls, and banking practices.  The complaint seeks damages in an unspecified amount on behalf of purchasers of the Company’s common stock between March 12, 2010 and August 10, 2011 (the “Class Members”). On October 15, 2012, the defendants filed a motion to dismiss the complaint. On April 8, 2013, the parties entered into an agreement to settle the action, subject to the approval of the court, and on April 10, 2013, the lead plaintiff filed an unopposed motion requesting an order preliminarily approving the proposed settlement, directing dissemination and publication of notice of the proposed settlement to Class Members, and scheduling a hearing on whether the settlement should be finally approved by the court. On July 18, 2013, the court granted the motion, and scheduled a final settlement approval hearing for October 24, 2013. Management does not believe that the ultimate resolution of this matter will have a material adverse impact on the consolidated financial statements.

The SEC’s New York regional office has formally requested certain loan files, other records and information from the Company, and the Company has provided this information. The SEC has not asserted that any federal securities law violation has occurred. The Company believes it is in compliance with all federal securities laws and is cooperating with the SEC’s inquiry.

The Company assesses its liabilities and contingencies in connection with legal proceedings on an ongoing basis. For those matters where it is probable that the Company will incur losses and the amounts of the losses can be reasonably estimated, the Company records an expense and corresponding liability in its consolidated financial statements. We have concluded that an amount for such a loss contingency is not to be accrued at this time.

11. SUBSEQUENT EVENTS

The Company recently provided notice to our primary regulator and affected customers that we will be closing our Water Mill and Middle Island branches in October 2013.  The Company expects to record a one-time pre-tax charge of approximately $0.6 million during the third quarter of 2013 in connection with the closing of these two branches.  The Company also anticipates selling the Water Mill branch later this year. The current appraised value of the Water Mill branch is well in excess of its carrying amount on the Company’s statement of condition. Once implemented, these branch closings are expected to reduce total operating expenses by approximately $0.8 million per year.

The Bank was a member of the former Visa, Inc. payments organization and was issued Class B shares in 2008 when Visa, Inc. was organized.  Approximately 39% of those shares were redeemed in connection with Visa, Inc.’s initial public offering in March 2008.  The remaining shares that the Bank received have been restricted because of unsettled litigation pending against Visa, Inc. At its discretion, Visa, Inc. may redeem additional shares in order to resolve pending litigation. Accordingly, the Company has recorded these shares at zero in the accompanying statement of condition.

On July 30, 2013, the Bank sold 50,000 Visa Class B shares at a gross pre-tax gain of approximately $3.8 million, which will be recorded in non-interest income in the Company’s statement of operations in the third quarter of 2013.  The Company will also record its current estimate of the related liability of approximately $0.5 million arising from the sale of these shares as it retains the risk of future additions to the Visa, Inc. litigation reserve. The Company will record an operating expense in the third quarter in connection with this liability.

The Company continues to own 88,638 Visa Class B shares subsequent to the sale described above.  These shares remain restricted because of the continuing uncertainty of the litigation pending against Visa, Inc.  Accordingly, the Company continues to record its Visa Class B shares at zero pending the outcome of the litigation. To the extent that the Company continues to own Visa Class B shares in the future, the Company expects to record the fair value of those shares upon expiration of the foregoing restriction.

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

Executive Summary - The Company is a one-bank holding company engaged in the commercial banking business through the Bank, a full-service commercial bank headquartered in Riverhead, New York. Organized in 1890, the Bank has 30 branch offices in Suffolk County, New York, and is a wholly owned subsidiary of the Company. The Bank offers a full line of domestic commercial and retail banking services and wealth management services. The Bank’s primary lending area includes all of Suffolk County and to a limited degree the adjacent markets of Nassau County and New York City. The Bank makes commercial real estate floating and fixed rate loans, commercial and industrial loans to small manufacturers, wholesalers, builders, farmers, and retailers, including dealer financing. The Bank serves as an indirect lender to the customers of a number of automobile dealers. The Bank also makes loans secured by residential mortgages, and both fixed and floating rate second mortgage loans with a variety of plans for repayment. Real estate construction loans are also offered. In order to expand the Company geographically into western Suffolk and Nassau Counties and to diversify the lending business of the Company, a new loan production office was opened in Melville in 2012. As part of our strategy to move westward, an additional loan production office is planned for Garden City later this year. Seasoned banking professionals have joined the Company to exploit the opportunity available in the local marketplace to augment both interest and fee income through the origination of commercial and industrial loans, the generation of high quality multi-family and jumbo mortgages to be retained in the portfolio and conforming mortgages for sale in secondary markets. The Bank finances most of its activities with deposits, including demand, saving, N.O.W. and money market deposits, as well as time deposits. It may also rely on other sources of funds, including inter-bank overnight loans.

At June 30, 2013, the Company, on a consolidated basis, had total assets of $1.6 billion, total deposits of $1.5 billion and stockholders’ equity of $159 million. The Company recorded net income of $2.8 million, or $0.24 per diluted common share, for the second quarter of 2013, compared to net income of $4.2 million, or $0.43 per diluted common share, for the second quarter of 2012. The 2012 results were positively impacted by a $2.4 million credit to the provision for loan losses. The Company did not record any provision for loan losses in the second quarter of 2013.

The decline in second quarter 2013 earnings versus 2012 resulted from the aforementioned $2.4 million credit to the provision for loan losses in 2012 coupled with a $1.1 million (7.2%) decline in net interest income in 2013 due to a 56 basis point narrowing of the net interest margin to 3.83% for the second quarter of 2013 from 4.39% for the second quarter of 2012. Generally, the Company’s net interest margin is impacted not only by the average balance and mix of the Company’s interest-earning assets and interest-bearing liabilities, but also by the level of market interest rates. These rates are significantly influenced by the actions of the Federal Open Market Committee of the Board of Governors of the Federal Reserve System (the “FOMC”) policy makers. Partially offsetting these factors was a $1.4 million (10.2%) reduction in total operating expenses, primarily due to a non-recurring gain arising from the termination of post-retirement life insurance benefits, and a $63 thousand (2.6%) increase in non-interest income in the second quarter of 2013.

The Company’s return on average assets and return on average common stockholders’ equity were 0.68% and 6.71%, respectively, for the second quarter of 2013 and 1.10% and 12.39%, respectively, for the second quarter of 2012.

Financial Performance Summary
As of or for the quarters and six months ended June 30, 2013 and 2012
(dollars in thousands, except per share data)

			Over/				Over/
	Quarters ended June 30,		(under)		Six months ended June 30,		(under)
	2013	2012	2012		2013	2012	2012
Revenue (1)	$16,277	$17,279	(5.8%)		$33,270	$33,742	(1.4%)
Operating expenses (2)	$12,692	$14,139	(10.2%)		$26,493	$28,744	(7.8%)
Provision (credit) for loan losses	$-	$(2,400)	(100.0%)		$-	$(2,400)	(100.0%)
Net income	$2,769	$4,200	(34.1%)		$5,478	$5,368	2.0%
Net income per common share - diluted	$0.24	$0.43	(44.4%)		$0.47	$0.55	(13.9%)
Return on average assets	0.68%	1.10%	(42	)bp	0.68%	0.71%	(3	)bp
Return on average stockholders' equity	6.71%	12.39%	(568	)bp	6.70%	7.91%	(121	)bp
Tier 1 leverage ratio	9.76%	8.89%	87	bp	9.76%	8.89%	87	bp
Tier 1 risk-based capital ratio	14.73%	14.32%	41	bp	14.73%	14.32%	41	bp
Total risk-based capital ratio	15.99%	15.59%	40	bp	15.99%	15.59%	40	bp
Tangible common equity ratio (non-GAAP)	9.49%	8.78%	71	bp	9.49%	8.78%	71	bp

bp - denotes basis points; 100 bp equals 1%.
(1) Represents net interest income plus total non-interest income.
(2) Results for 2013 are net of a $1,659 non-recurring gain arising from the termination of post-retirement life insurance benefits during the second quarter of 2013.

The Company’s core deposit franchise continues to be among the best in the region. Core deposits, consisting of demand, N.O.W., saving and money market deposits, totaled $1.2 billion at June 30, 2013, representing 83% of total deposits at that date. Demand deposits totaled $598 million at June 30, 2013 and represented 41% of total deposits at that date. The deposit product mix continues to be a primary strength of the Company and resulted in a total cost of funds of approximately 21 basis points during the second quarter of 2013.

The Company experienced sequential quarter growth in our total loan portfolio of $71 million, from $824 million at March 31, 2013 to $895 million at June 30, 2013, an 8.6% quarterly growth rate. The geographic and product diversification strategies implemented in our lending businesses are working well. Further, our current book of approved loans waiting to close, as well as our existing pipeline, are strong and growing. Each of our lending businesses, commercial, multi-family and residential, are contributing to this accelerating momentum. It is clear we are increasing our market share by protecting our eastern Suffolk lending franchise while simultaneously expanding west.

On the expense side, we are working diligently to balance the increased investments needed to grow our lending businesses with offsetting operating expense reductions in other areas, and believe we will see continued improvement as we move through 2013. We are currently studying our existing branch network for cost saving opportunities. As a result of this work, we recently provided notice to our regulator and affected customers that we will be closing our Water Mill and Middle Island branches later this year. Once implemented, these closings will reduce total operating expenses by approximately $800 thousand per year. We continue to analyze our branch network and each of our lines of business to identify further opportunities for cost savings, which will be an ongoing focus of our management team across our entire Company.

Notwithstanding the strong loan growth described above, we still maintained a relatively large cash position at the end of the second quarter of $172 million in interest-bearing deposits with correspondent banks, or 10% of total assets. Even with this cash position, our net interest margin during the quarter was 3.83%, as we maintained an extraordinarily low cost of funds of 21 basis points. As we continue to redeploy our cash into high quality loans and other interest-earning assets, we believe we have a unique opportunity to improve both our margin and our non-interest income in future periods. As an example of the latter, during the second quarter of 2013, we funded a $38 million investment in bank owned life insurance which, going forward, will initially yield approximately 6.00% on a tax-equivalent basis.

Despite the challenging economic and interest rate environment, we are making significant strides in all phases of our business. We are gratified that the OCC, our primary regulator, recognized what we have accomplished and terminated the Agreement during the second quarter of 2013.

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

The allowance for loan losses consists of specific and general components. The specific component relates to loans that are individually classified as impaired. Specific reserves are established based on an analysis of the most probable sources of repayment and liquidation of collateral. Impaired loans that are collateral dependent are reviewed based on their collateral and the estimated time required to recover the Company’s investment in the loans, as well as the cost of doing so, and the estimate of the recovery. Non-collateral dependent impaired loans are reviewed based on the present value of estimated future cash flows, including balloon payments, if any, using the loan’s effective interest rate. While every impaired loan is evaluated individually, not every loan requires a specific reserve. Specific reserves fluctuate based on changes in the underlying loans, anticipated sources of repayment, and charge-offs. The general component covers non-impaired loans and is based on historical loss experience for each loan class from a rolling twelve quarter period and modifying those percentages, if necessary, after adjusting for current qualitative and environmental factors that reflect changes in the collectability of the loan class not captured by historical loss data.  These factors augment actual loss experience and help estimate the probability of loss within the loan portfolio based on emerging or inherent risk trends. These qualitative factors are applied as an adjustment to historical loss rates and require judgments that cannot be subjected to exact mathematical calculation. There are no formulas for translating them into a specific basis point adjustment of the Company’s historical loss rate for a pool of loans having similar risk characteristics. These adjustments reflect management’s overall estimate of the extent to which current losses on a pool of loans will differ from historical loss experience. These adjustments are subjective estimates and management reviews them on a quarterly basis. TDRs are also considered impaired with impairment generally measured at the present value of estimated future cash flows using the loan’s effective interest rate at inception or using the fair value of collateral, less estimated costs to sell, if repayment is expected solely from the collateral.

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

Material Changes in Financial Condition - Total assets of the Company were $1.6 billion at June 30, 2013. When compared to December 31, 2012, total assets increased by $26 million. This change largely reflects increases in loans, bank owned life insurance, investment securities and interest-bearing time deposits in other banks of $115 million, $38 million, $27 million and $10 million, respectively, partially offset by a decline in cash and cash equivalents of $165 million as we continue our redeployment of lower-yielding overnight interest-bearing deposits into higher yielding assets. Total loans were $895 million at June 30, 2013 as compared to $781 million at December 31, 2012. Total investment securities increased to $437 million at June 30, 2013 from $410 million at December 31, 2012.

The increase in the loan portfolio largely reflects growth of multifamily and commercial real estate loans of $73 million and $40 million, respectively, during the first half of 2013. The increase in the investment portfolio largely reflects purchases of U.S. Government agency securities and mortgage-backed securities of U.S. Government-sponsored enterprises of $62 million and $44 million, respectively, during the first half of 2013. These were partially offset by sales and principal paydowns of CMOs totaling $44 million and calls of U.S. Government agency securities of $18 million during the same 2013 period. Higher interest rates in 2013 negatively impacted the value of the Company’s available for sale investment portfolio by approximately $16 million at June 30, 2013 when compared to December 31, 2012.

At June 30, 2013, total deposits were $1.5 billion, an increase of $34 million when compared to December 31, 2012. This increase was primarily due to growth in saving, N.O.W. and money market deposits of $50 million, partially offset by lower demand deposit balances of $17 million. Core deposit balances, which consist of demand, saving, N.O.W. and money market deposits, represented 83% of total deposits at June 30, 2013 and December 31, 2012. Demand deposit balances decreased during the first half of 2013, but still represented 41% of total deposits at June 30, 2013 versus 43% at December 31, 2012. The Company had no borrowed funds outstanding at either June 30, 2013 or December 31, 2012.

Liquidity and Capital Resources - Liquidity management is defined as both the Company’s and the Bank’s ability to meet their financial obligations on a continuous basis without material loss or disruption of normal operations. These obligations include the withdrawal of deposits on demand or at their contractual maturity, the repayment of borrowings as they mature, funding new and existing loan commitments and the ability to take advantage of business opportunities as they arise. Asset liquidity is provided by short-term investments and the marketability of securities available for sale. The Company may also leave excess reserve balances at the Federal Reserve Bank (“FRB”) if the rate being paid is higher than would be available from other short-term investments. Liquid assets, consisting of federal funds sold, securities available for sale and balances at the FRB, were $591 million at June 30, 2013 compared to $706 million at December 31, 2012. These liquid assets may include assets that have been pledged against municipal deposits or other short-term borrowings. Liquidity is also provided by the maintenance of a base of core deposits, maturing short-term assets including cash and due from banks, the ability to sell or pledge marketable assets and access to lines of credit.

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

The Company’s primary sources of funds are cash provided by deposits and borrowings, proceeds from maturities and sales of securities available for sale, and cash provided by operating activities. At June 30, 2013, total deposits were $1.5 billion, an increase of $34 million when compared to December 31, 2012. Of the total time deposits at June 30, 2013, $204 million are scheduled to mature within the next 12 months. Based on historical experience, the Company expects to be able to replace a substantial portion of those maturing deposits with comparable deposit products. At June 30, 2013 and December 31, 2012, there were no borrowings outstanding. For the six months ended June 30, 2013 and 2012, proceeds from sales and maturities of securities available for sale totaled $34 million and $32 million, respectively.

The Company’s primary uses of funds are for the origination of loans and the purchase of investment securities. For the six months ended June 30, 2013, the Company had net loan originations for portfolio of $120 million compared to net loan repayments of $105 million for the same period in 2012. The Company purchased investment securities totaling $116 million and $62 million during the six months ended June 30, 2013 and 2012, respectively.

The Company strives to maintain an efficient level of capital, commensurate with its risk profile, on which a competitive rate of return to stockholders will be realized over both the short and long term. Capital is managed to enhance stockholder value while providing flexibility for management to act opportunistically in a changing marketplace. Management continually evaluates the Company’s capital position in light of current and future growth objectives and regulatory guidelines. Total stockholders’ equity amounted to $159 million at June 30, 2013 and $164 million at December 31, 2012, the decrease primarily reflecting an $11 million decrease in accumulated other comprehensive income, net of tax, resulting from the negative impact of higher interest rates in 2013 on the value of the Company’s available for sale investment portfolio. This was partially offset by the Company’s net income for the first half of 2013.

The Company’s tangible common equity ratio was 9.49% at June 30, 2013 compared to 9.96% at December 31, 2012 and 8.78% at June 30, 2012. The ratio of tangible common equity to tangible assets, or TCE ratio, is calculated by dividing total common stockholders’ equity by total assets, after reducing both amounts by intangible assets. The TCE ratio is not required by GAAP or by applicable bank regulatory requirements, but is a metric used by management to evaluate the adequacy of our capital levels. Since there is no authoritative requirement to calculate the TCE ratio, our TCE ratio is not necessarily comparable to similar capital measures disclosed or used by other companies in the financial services industry. Tangible common equity and tangible assets are non-GAAP financial measures and should be considered in addition to, not as a substitute for or superior to, financial measures determined in accordance with GAAP or as required by bank regulatory agencies. Set forth below are the reconciliations of tangible common equity to GAAP total common stockholders’ equity and tangible assets to GAAP total assets at June 30, 2013 (in thousands):

Total stockholders' equity	$159,032
Less: intangible assets	(2,950)
Tangible common equity	$156,082

Total assets	$1,648,297
Less: intangible assets	(2,950)
Tangible assets	$1,645,347

The Company’s Tier 1 leverage, Tier 1 risk-based and total risk-based capital ratios were 9.76%, 14.73% and 15.99%, respectively, at June 30, 2013. The Company’s capital ratios exceeded all regulatory requirements at June 30, 2013.

The Bank’s Tier I leverage, Tier I risk-based and total risk-based capital ratios were 9.69%, 14.64% and 15.89%, respectively, at June 30, 2013. Each of these ratios exceeds the regulatory guidelines for a “well capitalized” institution, the highest regulatory capital category.

The Company did not repurchase any shares of its common stock during the first six months of 2013 under the existing stock repurchase plan. Repurchase of shares will occur only if management believes that the purchase will be at prices that are accretive to earnings per share and is the most efficient use of the Company’s capital.

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management’s credit evaluation of the customer. Collateral required varies, but may include accounts receivable, inventory, equipment, real estate and income-producing commercial properties. At June 30, 2013 and December 31, 2012, commitments to originate loans and commitments under unused lines of credit for which the Bank is obligated amounted to approximately $153 million and $140 million, respectively.

Letters of credit are conditional commitments guaranteeing payments of drafts in accordance with the terms of the letter of credit agreements. Commercial letters of credit are used primarily to facilitate trade or commerce and are also issued to support public and private borrowing arrangements, bond financing and similar transactions. Collateral may be required to support letters of credit based upon management’s evaluation of the creditworthiness of each customer. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Most letters of credit expire within one year. At both June 30, 2013 and December 31, 2012, letters of credit outstanding were approximately $19 million.

The Company has recorded a liability of $255 thousand for unfunded commitments at June 30, 2013.

Material Changes in Results of Operations – Comparison of the Quarters Ended June 30, 2013 and 2012 - The Company recorded net income of $2.8 million during the second quarter of 2013 versus net income of $4.2 million in the comparable 2012 period. The reduction in 2013 net income resulted primarily from the previously noted $2.4 million credit to the provision for loan losses in 2012 and a $1.1 million decrease in net interest income in 2013, partially offset by a $1.4 million reduction in total operating expenses, primarily due to a non-recurring gain arising from the termination of post-retirement life insurance benefits, and a $63 thousand increase in non-interest income in the second quarter of 2013 versus the comparable 2012 period.

As shown in the net interest income analysis table below for the three months ended June 30, 2013 and 2012, net interest income decreased by $1.1 million resulting from a 56 basis point reduction in the Company’s net interest margin to 3.83% in the second quarter of 2013 versus the second quarter of 2012, offset in part by a $104 million increase in average total interest-earning assets. The decrease in the net interest margin was due to the continued low level of interest rates, a shift in the Company’s average balance sheet mix from loans (down 5.8% versus second quarter 2012) into lower-yielding investment securities coupled with a high level of liquid assets in the form of low-yielding overnight interest-bearing deposits which represented 16% of average total interest-earning assets in the second quarter of 2013.

The Company’s second quarter 2013 average total interest-earning asset yield was 4.02%, down 64 basis points from the comparable 2012 period principally due to a 104 basis point reduction in the average yield on the Company’s investment securities portfolio to 3.68% in the second quarter of 2013 from 4.72% in the second quarter of 2012. This is largely a result of principal paydowns of mortgage-backed securities and CMOs of U.S. Government-sponsored enterprises and calls of U.S. Government agency securities, as these securities had higher yields than those of the securities subsequently purchased. The lower yields reflect the lower rate environment that has been prevalent. The average balance of the Company’s securities portfolio increased $130 million for the second quarter of 2013 as compared to the same period in 2012. This was primarily due to purchases of U.S. Government agency securities and mortgage-backed securities of U.S. Government-sponsored enterprises.

The Company’s average cost of total interest-bearing liabilities declined by 13 basis points to 0.35% in the second quarter of 2013 versus 0.48% in the second quarter of 2012. The Company’s lower funding cost resulted largely from average core deposits of $1.2 billion in the second quarter of 2013, with average demand deposits representing 41% of average total deposits. The average cost of time deposits declined 30 basis points in the second quarter of 2013 to 0.73% compared to the same period in 2012. The Company also experienced a $9 million decrease in the average balance of time deposits for the second quarter of 2013 versus the same period in 2012.

NET INTEREST INCOME ANALYSIS
For the Three Months Ended June 30, 2013 and 2012
(unaudited, dollars in thousands)

	2013			2012
	Average		Average	Average		Average
	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost
Assets:
Interest-earning assets:
Investment securities (1)	$432,880	$3,976	3.68%	$302,867	$3,557	4.72%
Federal Reserve Bank, Federal Home Loan Bank and other stock	2,926	36	4.93	2,405	17	2.84
Federal funds sold and interest-bearing deposits	253,912	189	0.30	228,505	137	0.24
Loans (2)	850,470	11,252	5.31	902,864	12,927	5.76
Total interest-earning assets	1,540,188	$15,453	4.02%	1,436,641	$16,638	4.66%
Non-interest-earning assets	102,758			98,079
Total assets	$1,642,946			$1,534,720

Liabilities and stockholders' equity:
Interest-bearing liabilities:
Saving, N.O.W. and money market deposits	$609,812	$294	0.19%	$550,446	$303	0.22%
Time deposits	249,790	453	0.73	259,533	664	1.03
Total saving and time deposits	859,602	747	0.35	809,979	967	0.48
Borrowings	-	-	-	233	-	-
Total interest-bearing liabilities	859,602	747	0.35	810,212	967	0.48
Demand deposits	593,437			543,745
Other liabilities	24,456			44,419
Total liabilities	1,477,495			1,398,376
Stockholders' equity	165,451			136,344
Total liabilities and stockholders' equity	$1,642,946			$1,534,720
Net interest rate spread			3.67%			4.18%
Net interest income/margin		14,706	3.83%		15,671	4.39%
Less tax-equivalent basis adjustment		(893)			(793)
Net interest income		$13,813			$14,878

(1) Interest on securities includes the effects of tax-equivalent basis adjustments of $891 and $793 in 2013 and 2012, respectively.
(2) Interest on loans includes the effect of a tax-equivalent basis adjustment of $2 in 2013.

The Company recorded no consolidated provision for loan losses for the three months ended June 30, 2013. The $2.4 million credit to the provision for loan losses during the second quarter of 2012 resulted from workout and asset disposition activities undertaken in that period. The adequacy of the provision and the resulting allowance for loan losses, which was $17 million at June 30, 2013, is determined by management’s ongoing review of the loan portfolio, including identification and review of individual problem situations that may affect a borrower’s ability to repay, delinquency and non-performing loan data including the current status of criticized and classified loans, collateral values and changes in the size and mix of the loan portfolio. (See also Critical Accounting Policies, Judgments and Estimates and Asset Quality contained herein.)

Non-Interest Income
For the quarters and six months ended June 30, 2013 and 2012
(dollars in thousands)

			Over/					Over/
	Quarters ended June 30,		(under)			Six months ended June 30,		(under)
	2013	2012	2012			2013	2012	2012
Service charges on deposit accounts	$951	$1,000	(4.9)%			$1,875	$1,950	(3.8)%
Other service charges, commissions and fees	813	846	(3.9)			1,523	1,596	(4.6)
Fiduciary fees	263	208	26.4			536	409	31.1
Net gain on sale of securities available for sale	33	-	N/	M	(1)	392	-	N/	M	(1)
Net gain on sale of portfolio loans	3	-	N/	M	(1)	445	-	N/	M	(1)
Net gain on sale of mortgage loans originated for sale	305	222	37.4			831	419	98.3
Income from bank owned life insurance	42	-	N/	M	(1)	42	-	N/	M	(1)
Other operating income	54	125	(56.8)			137	282	(51.4)
Total non-interest income	$2,464	$2,401	2.6%			$5,781	$4,656	24.2%

(1) N/M - denotes % variance not meaningful for statistical purposes.

Non-interest income increased by $63 thousand or 2.6% for the three months ended June 30, 2013 versus 2012 largely due to increases in net gain on sale of mortgage loans originated for sale of $83 thousand and income from bank owned life insurance of $42 thousand. The growth in income associated with the sale of mortgage loans originated for sale is due to the Company’s commitment to this business which has resulted in significant growth in monthly originations sourced through a dedicated sales staff and branch referral network.

Total operating expenses declined by $1.4 million or 10.2% in 2013 versus 2012 primarily as the result of a reduction in employee compensation and benefits.  Employee compensation and benefits expense declined by $2.1 million or 24.0% in the second quarter of 2013, resulting from a $1.7 million non-recurring gain related to the termination of post-retirement life insurance benefits coupled with lower pension costs in 2013 that resulted from a freezing of the Company’s defined benefit plan at December 31, 2012. These cost savings were partially offset by increases in occupancy (up $382 thousand) and other operating expenses (up $268 thousand). The increase in occupancy expense was due to higher rent and utilities costs, while the increase in other operating expenses reflected higher 2013 costs for marketing and advertising, OREO disposition, commercial insurance and mortgage recording tax. The increase in rent resulted from the opening of a new loan production office in Melville in the fourth quarter of 2012 coupled with a credit for deferred rent in 2012. Higher utilities costs reflected overall utility rate increases in 2013.

Operating Expenses
For the quarters and six months ended June 30, 2013 and 2012
(dollars in thousands)

			Over/			Over/
	Quarters ended June 30,		(under)	Six months ended June 30,		(under)
	2013	2012	2012	2013	2012	2012
Employee compensation and benefits (1)	$6,746	$8,875	(24.0)%	$15,328	$17,459	(12.2)%
Occupancy expense	1,658	1,276	29.9	3,202	2,730	17.3
Equipment expense	557	491	13.4	1,129	1,003	12.6
Consulting and professional services	573	696	(17.7)	1,146	1,640	(30.1)
FDIC assessment	524	478	9.6	1,041	548	90.0
Data processing	749	725	3.3	1,216	1,094	11.2
Accounting and audit fees	178	159	11.9	199	743	(73.2)
Other operating expenses	1,707	1,439	18.6	3,232	3,527	(8.4)
Total operating expenses	$12,692	$14,139	(10.2)%	$26,493	$28,744	(7.8)%

(1) Results for 2013 are net of a $1,659 non-recurring gain arising from the termination of post-retirement life insurance benefits during the second quarter of 2013.

The Company recorded income tax expense of $816 thousand in the second quarter of 2013 resulting in an effective tax rate of 22.8% versus $1.3 million and 24.2%, respectively, in the comparable period a year ago.

Material Changes in Results of Operations – Comparison of the Six Months Ended June 30, 2013 and 2012 – The Company recorded net income of $5.5 million during the first six months of 2013 versus net income of $5.4 million in the comparable 2012 period. The increase in 2013 net income primarily reflects a $2.3 million reduction in total operating expenses, resulting from a $1.7 million non-recurring gain related to the termination of post-retirement life insurance benefits, a $1.1 million increase in non-interest income and a lower effective tax rate when compared to last year.  Largely offsetting these improvements were a $1.6 million decrease in net interest income in 2013 and the already noted $2.4 million credit to the provision for loan losses in 2012 as compared to no provision for loan losses recorded in 2013.

As shown in the net interest income analysis table below for the six months ended June 30, 2013 and 2012, net interest income decreased $1.6 million resulting from a 44 basis point reduction in the Company’s net interest margin to 3.89% in the first half of 2013 versus the first half of 2012, offset in part by a $93 million increase in average total interest-earning assets. The decrease in the net interest margin was due to the continued low level of interest rates, a shift in the Company’s average balance sheet mix from loans (down 11.6% versus the comparable 2012 period) into lower-yielding investment securities coupled with a high level of liquid assets in the form of low-yielding overnight interest-bearing deposits which represented 18% of average total interest-earning assets in the first half of 2013.

The Company’s average total interest-earning asset yield for the first six months of 2013 was 4.09%, down 52 basis points from the comparable 2012 period principally due to a 76 basis point reduction in the average yield on the Company’s investment securities portfolio to 3.82% in the first half of 2013 from 4.58% in the comparable 2012 period. This is largely a result of principal paydowns and sales of mortgage-backed securities and CMOs of U.S. Government-sponsored enterprises and calls of U.S. Government agency securities, as these securities had higher yields than those of the securities subsequently purchased. The lower yields reflect the lower rate environment that has been prevalent. The average balance of the Company’s securities portfolio increased $112 million for the first six months of 2013 as compared to the same period in 2012. This was primarily due to purchases of U.S. Government agency securities and mortgage-backed securities of U.S. Government-sponsored enterprises.

The Company’s average cost of total interest-bearing liabilities declined by 14 basis points to 0.36% in the first six months of 2013 versus 0.50% in the comparable 2012 period. The Company’s lower funding cost resulted largely from average core deposits of $1.2 billion in the first half of 2013, with average demand deposits representing 40% of average total deposits. The average cost of time deposits declined 31 basis points in the first half of 2013 compared to the same period in 2012. The Company also experienced a $12 million decrease in the average balance of time deposits for the first six months of 2013 versus the same period in 2012.

NET INTEREST INCOME ANALYSIS
For the Six Months Ended June 30, 2013 and 2012
(unaudited, dollars in thousands)

	2013			2012
	Average		Average	Average		Average
	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost
Assets:
Interest-earning assets:
Investment securities (1)	$423,289	$8,024	3.82%	$311,096	$7,078	4.58%
Federal Reserve Bank, Federal Home Loan Bank and other stock	2,985	75	5.07	2,471	63	5.13
Federal funds sold and interest-bearing deposits	272,872	362	0.27	185,033	214	0.23
Loans (2)	819,799	22,334	5.49	926,933	25,321	5.49
Total interest-earning assets	1,518,945	$30,795	4.09%	1,425,533	$32,676	4.61%
Non-interest-earning assets	102,722			88,635
Total assets	$1,621,667			$1,514,168

Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
Saving, N.O.W. and money market deposits	$605,287	$580	0.19%	$545,030	$620	0.23%
Time deposits	247,978	935	0.76	260,393	1,383	1.07
Total saving and time deposits	853,265	1,515	0.36	805,423	2,003	0.50
Borrowings	12	-	-	117	-	-
Total interest-bearing liabilities	853,277	1,515	0.36	805,540	2,003	0.50
Demand deposits	578,286			528,611
Other liabilities	25,194			43,617
Total liabilities	1,456,757			1,377,768
Stockholders' equity	164,910			136,400
Total liabilities and stockholders' equity	$1,621,667			$1,514,168
Net interest rate spread			3.73%			4.11%
Net interest income/margin		29,280	3.89%		30,673	4.33%
Less tax-equivalent basis adjustment		(1,791)			(1,587)
Net interest income		$27,489			$29,086

(1) Interest on securities includes the effects of tax-equivalent basis adjustments of $1,789 and $1,587 in 2013 and 2012, respectively.
(2) Interest on loans includes the effect of a tax-equivalent basis adjustment of $2 in 2013.

The Company recorded no consolidated provision for loan losses for the six months ended June 30, 2013 as compared to a $2.4 million credit to the provision for loan losses during the first six months of 2012. The adequacy of the provision and the resulting allowance for loan losses, which was $17 million at June 30, 2013, is determined by management’s ongoing review of the loan portfolio, including identification and review of individual problem situations that may affect a borrower’s ability to repay, delinquency and non-performing loan data including the current status of criticized and classified loans, collateral values and changes in the size and mix of the loan portfolio. (See also Critical Accounting Policies, Judgments and Estimates and Asset Quality contained herein.)

Non-interest income increased $1.1 million or 24.2% for the six months ended June 30, 2013 versus 2012 largely due to increases in net gain on sale of portfolio loans of $445 thousand, net gain on sale of mortgage loans originated for sale of $412 thousand and net gain on sale of securities available for sale of $392 thousand.

Total operating expenses declined by $2.3 million or 7.8% in 2013 versus 2012 primarily as the result of reductions in employee compensation and benefits, consulting and professional services and accounting and audit fees. Employee compensation and benefits expense declined by $2.1 million or 12.2% in the first half of 2013, largely due to a $1.7 million non-recurring gain related to the termination of post-retirement life insurance benefits coupled with lower pension costs in 2013 that resulted from a freezing of the Company’s defined benefit plan at December 31, 2012. The Company made significant investments in people and systems over the last year to implement its growth plans. As a result, the Company was able to realize reduced consulting and professional services expenses of $494 thousand in the first half of 2013 as compared to the same 2012 period. The decrease of $544 thousand in accounting and audit fees in the first six months of 2013 versus 2012 was largely due to fees recorded in 2012 and not repeated in 2013 pertaining to the Company’s predecessor independent registered public accounting firm. These cost savings were partially offset by increases in occupancy expense (up $472 thousand) and FDIC assessment expense (up $493 thousand). The increase in occupancy expense was due to higher rent and utilities costs, while the increase in FDIC assessment expense reflected the Company’s first quarter 2012 reassessment of the carrying value of its prepaid FDIC assessment asset with the cumulative expense adjusted downward accordingly in that period. The increase in rent resulted from the opening of a new loan production office in Melville in the fourth quarter of 2012 coupled with a credit for deferred rent in 2012. Higher utilities costs reflected overall utility rate increases in 2013.

The Company recorded income tax expense of $1.3 million in the first six months of 2013 resulting in an effective tax rate of 19.2% versus $2.0 million and 27.4%, respectively, in the comparable 2012 period. The reduction in the Company’s effective tax rate in 2013 versus 2012 resulted from a change in the expected tax rate at which the deferred tax asset will be realized in future periods.

Asset Quality - Non-accrual loans, excluding loans categorized as held-for-sale, totaled $17 million or 1.92% of total loans outstanding at June 30, 2013 versus $16 million or 2.10% of loans outstanding at December 31, 2012 and $54 million or 6.38% of loans outstanding at June 30, 2012. The decrease in non-accrual loans at June 30, 2013 compared to June 30, 2012 resulted primarily from the sales in 2012 of non-performing and other criticized and classified loans as part of management’s strategy to resolve legacy credit issues. The allowance for loan losses as a percentage of total non-accrual loans amounted to 101% at June 30, 2013 versus 108% at December 31, 2012 and 54% at June 30, 2012.

The Company held no loans 90 days or more past due and still accruing at any of the reported dates. Total loans 30 - 89 days past due and accruing amounted to $4 million or 0.44% of loans outstanding at June 30, 2013 versus $14 million or 1.81% of loans outstanding as of December 31, 2012 and $14 million or 1.63% of loans outstanding at June 30, 2012. The Company held no OREO at June 30, 2013. The Company held OREO amounting to $1.6 million and $2.2 million at December 31, 2012 and June 30, 2012, respectively. The Company sold one OREO property at its carrying value of $1.2 million in the first quarter of 2013 and its remaining OREO property during the second quarter of 2013.

Total criticized and classified loans were $73 million at June 30, 2013, $99 million at December 31, 2012 and $179 million at June 30, 2012. Criticized loans are those loans that are not classified but require some degree of heightened monitoring. Classified loans were $47 million at June 30, 2013, $54 million at December 31, 2012 and $130 million at June 30, 2012. The allowance for loan losses as a percentage of total classified loans was 36%, 33% and 23%, respectively, at the same dates. At June 30, 2013, the Company had $16 million in TDRs, primarily consisting of commercial and industrial, commercial real estate and residential mortgage loans. At June 30, 2013, $10 million of the TDRs were current and accruing and $6 million were on non-accrual status. The Company had TDRs amounting to $17 million at December 31, 2012 and $26 million at June 30, 2012.

Net loan charge-offs of $541 thousand were recorded in the second quarter of 2013 versus net loan recoveries of $53 thousand in the first quarter of 2013 and net loan charge-offs of $8.4 million in the second quarter of 2012. Included in second quarter 2012 net charge-offs were $7.0 million in charge-offs related to loans sold in that period. As a percentage of average total loans outstanding, these net amounts represented, on an annualized basis, 0.26% for the second quarter of 2013, (0.03)% for the first quarter of 2013 and 3.73% for the second quarter of 2012.

At June 30, 2013, the Company’s allowance for loan losses amounted to $17 million or 1.93% of period-end loans outstanding. The allowance as a percentage of loans outstanding was 2.28% at December 31, 2012 and 3.45% at June 30, 2012.

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

ANALYSIS OF NON-PERFORMING ASSETS
AND THE ALLOWANCE FOR LOAN LOSSES
June 30, 2013 versus December 31, 2012 and June 30, 2012
(dollars in thousands)

NON-PERFORMING ASSETS BY TYPE:

	At
	6/30/2013	12/31/2012	6/30/2012
Non-accrual loans	$17,183	$16,435	$54,079
Non-accrual loans held-for-sale	-	907	7,500
Loans 90 days or more past due and still accruing	-	-	-
OREO	-	1,572	2,172
Total non-performing assets	$17,183	$18,914	$63,751

Gross loans outstanding	$895,451	$780,780	$848,225
Total loans held-for-sale	$1,262	$907	$7,500

ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES:

	Quarter Ended
	6/30/2013	12/31/2012	6/30/2012
Beginning balance	$17,834	$21,021	$40,008
Provision (credit)	-	(1,100)	(2,400)
Charge-offs	(1,464)	(2,526)	(9,257)
Recoveries	923	386	876
Ending balance	$17,293	$17,781	$29,227

KEY  RATIOS:

	At
	6/30/2013	12/31/2012	6/30/2012
Allowance as a % of total loans (1)	1.93%	2.28%	3.45%

Non-accrual loans as a % of total loans (1)	1.92%	2.10%	6.38%

Non-performing assets as a % of total loans, loans held-for-sale and OREO	1.92%	2.41%	7.43%

Allowance for loan losses as a % of non-accrual loans (1)	101%	108%	54%

Allowance for loan losses as a % of non-accrual loans and loans 90 days or more past due and still accruing (1)	101%	108%	54%

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

There were no changes to the Company’s internal control over financial reporting as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act that occurred in the second quarter of 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

At June 30, 2013, $704 million, or 79% of the Company’s total gross loan portfolio, was comprised of residential and commercial real estate and construction loans and home equity lines of credit. This type of lending is generally sensitive to regional and local economic conditions that significantly impact the ability of borrowers to meet their loan payment obligations, making loss levels difficult to predict. Although real estate prices have shown signs of improvement, a decline in real estate values may reduce the value of the real estate collateral securing these types of loans and increase the risk that the Company would incur losses if borrowers default on their loans.

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

SUFFOLK BANCORP

Date: August 5, 2013	/s/ Howard C. Bluver
Howard C. Bluver
President & Chief Executive Officer
(principal executive officer)

Date: August 5, 2013	/s/ Brian K. Finneran
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