Form 10-Q
period 2013-09-30
SUFFOLK BANCORP
filed 2013-10-31
CIK 754673

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended SEPTEMBER 30, 2013

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

Yes☐ No ☒

As of October 24, 2013, there were 11,573,014 shares of registrant’s Common Stock outstanding.

SUFFOLK BANCORP
Form 10-Q
For the Quarterly Period Ended September 30, 2013

PART I
ITEM 1. – FINANCIAL STATEMENTS

SUFFOLK BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CONDITION (UNAUDITED)
September 30, 2013 and December 31, 2012
(dollars in thousands, except per share data)

	September 30, 2013	December 31, 2012
ASSETS
Cash and cash equivalents
Cash and non-interest-bearing deposits due from banks	$62,139	$80,436
Interest-bearing deposits due from banks	147,497	304,220
Federal funds sold	1,000	1,150
Total cash and cash equivalents	210,636	385,806
Interest-bearing time deposits in other banks	10,000	-
Federal Reserve Bank, Federal Home Loan Bank and other stock	2,916	3,043
Investment securities:
Available for sale, at fair value	414,151	402,353
Held to maturity (fair value of $7,793 and $8,861, respectively)	7,150	8,035
Total investment securities	421,301	410,388
Loans	999,329	780,780
Allowance for loan losses	17,619	17,781
Net loans	981,710	762,999
Loans held-for-sale	613	907
Premises and equipment, net	26,352	27,656
Bank owned life insurance	38,399	-
Deferred taxes	15,731	11,385
Income tax receivable	5,043	5,406
Other real estate owned ("OREO")	-	1,572
Accrued interest and loan fees receivable	5,966	4,883
Goodwill and other intangibles	2,983	2,670
Other assets	3,412	5,749
TOTAL ASSETS	$1,725,062	$1,622,464

LIABILITIES & STOCKHOLDERS' EQUITY
Demand deposits	$649,572	$615,120
Saving, N.O.W. and money market deposits	650,785	572,263
Time certificates of $100,000 or more	168,001	165,731
Other time deposits	68,892	78,000
Total deposits	1,537,250	1,431,114
Unfunded pension liability	7,733	7,781
Capital leases	4,635	4,688
Other liabilities	13,774	14,896
TOTAL LIABILITIES	1,563,392	1,458,479
COMMITMENTS AND CONTINGENT LIABILITIES
STOCKHOLDERS' EQUITY
Common stock (par value $2.50; 15,000,000 shares authorized; 13,738,752 shares and 13,732,085 shares issued at September 30, 2013 and December 31, 2012, respectively;11,573,014 shares and 11,566,347 shares outstanding at September 30, 2013 and December 31, 2012, respectively)	34,348	34,330
Surplus	43,069	42,628
Retained earnings	98,945	89,555
Treasury stock at par (2,165,738 shares)	(5,414)	(5,414)
Accumulated other comprehensive (loss) income, net of tax	(9,278)	2,886
TOTAL STOCKHOLDERS' EQUITY	161,670	163,985
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$1,725,062	$1,622,464

See accompanying notes to unaudited condensed consolidated financial statements.

SUFFOLK BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
For the Three and Nine Months Ended September 30, 2013 and 2012
(dollars in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
INTEREST INCOME
Loans and loan fees	$11,464	$11,825	$33,796	$37,146
U.S. Government agency obligations	592	30	1,405	34
Obligations of states and political subdivisions	1,477	1,517	4,466	4,569
Collateralized mortgage obligations	386	1,256	1,767	3,649
Mortgage-backed securities	518	145	1,357	171
Corporate bonds	92	72	305	88
Federal funds sold and interest-bearing deposits due from banks	140	168	502	382
Dividends	36	28	111	91
Total interest income	14,705	15,041	43,709	46,130
INTEREST EXPENSE
Saving, N.O.W. and money market deposits	308	286	888	906
Time certificates of $100,000 or more	280	372	874	1,217
Other time deposits	145	229	486	767
Total interest expense	733	887	2,248	2,890
Net interest income	13,972	14,154	41,461	43,240
Provision for loan losses	-	12,000	-	9,600
Net interest income after provision for loan losses	13,972	2,154	41,461	33,640
NON-INTEREST INCOME
Service charges on deposit accounts	964	1,022	2,839	2,972
Other service charges, commissions and fees	928	927	2,451	2,523
Fiduciary fees	279	266	815	675
Net gain (loss) on sale of securities available for sale	3	(162)	395	(162)
Net gain (loss) on sale of portfolio loans	-	(712)	445	(712)
Net gain on sale of mortgage loans originated for sale	142	341	973	760
Gain on Visa shares sold	3,836	-	3,836	-
Income from bank owned life insurance	357	-	399	-
Other operating income	78	199	215	481
Total non-interest income	6,587	1,881	12,368	6,537
OPERATING EXPENSES
Employee compensation and benefits	8,709	9,486	24,037	26,945
Occupancy expense	1,585	1,480	4,787	4,210
Equipment expense	616	509	1,745	1,512
Consulting and professional services	735	781	1,881	2,421
FDIC assessment	373	508	1,414	1,056
Data processing	607	637	1,823	1,731
Accounting and audit fees	152	167	351	910
Branch consolidation costs	460	-	460	-
Other operating expenses	1,853	3,603	5,085	7,130
Total operating expenses	15,090	17,171	41,583	45,915
Income (loss) before income tax expense (benefit)	5,469	(13,136)	12,246	(5,738)
Income tax expense (benefit)	1,557	(3,975)	2,856	(1,945)
NET INCOME (LOSS)	$3,912	$(9,161)	$9,390	$(3,793)
EARNINGS (LOSS) PER COMMON SHARE - BASIC	$0.34	$(0.94)	$0.81	$(0.39)
EARNINGS (LOSS) PER COMMON SHARE - DILUTED	$0.34	$(0.94)	$0.81	$(0.39)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES - BASIC	11,573,014	9,837,959	11,569,961	9,764,133
WEIGHTED AVERAGE NUMBER OF COMMON SHARES - DILUTED	11,606,702	9,837,959	11,583,044	9,764,133

See accompanying notes to unaudited condensed consolidated financial statements.

SUFFOLK BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
For the Three and Nine Months Ended September 30, 2013 and 2012
(dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Net income (loss)	$3,912	$(9,161)	$9,390	$(3,793)
Other comprehensive (loss) income, net of taxes and reclassification adjustments:
Net change in unrealized (loss) gain on securities available for sale arising during the period	(1,445)	3,479	(11,887)	819
Pension and post-retirement plan benefit obligation	-	(1,116)	(277)	(1,371)
Total other comprehensive (loss) income, net of taxes	(1,445)	2,363	(12,164)	(552)
Total comprehensive income (loss)	$2,467	$(6,798)	$(2,774)	$(4,345)

See accompanying notes to unaudited condensed consolidated financial statements.

SUFFOLK BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)
For the Nine Months Ended September 30, 2013 and 2012
(dollars in thousands)

	Nine Months Ended September 30,
	2013	2012
Common stock
Balance, January 1	$34,330	$34,330
Stock options exercised	18	-
Ending balance	34,348	34,330
Surplus
Balance, January 1	42,628	24,010
Private equity offering, net of $2,239 of stock issuance costs	-	18,162
Stock options exercised	74	-
Stock-based compensation	367	304
Ending balance	43,069	42,476
Retained earnings
Balance, January 1	89,555	91,303
Net income (loss)	9,390	(3,793)
Ending balance	98,945	87,510
Treasury stock
Balance, January 1	(5,414)	(10,013)
Reissuance of 1,839,533 common shares from treasury in connection with private equity offering	-	4,599
Ending balance	(5,414)	(5,414)
Accumulated other comprehensive income (loss), net of tax
Balance, January 1	2,886	(3,070)
Other comprehensive loss	(12,164)	(552)
Ending balance	(9,278)	(3,622)
Total stockholders' equity	$161,670	$155,280

See accompanying notes to unaudited condensed consolidated financial statements.

SUFFOLK BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
For the Nine Months Ended September 30, 2013 and 2012
(dollars in thousands)

	Nine Months Ended September 30,
	2013	2012
NET INCOME (LOSS)	$9,390	$(3,793)
ADJUSTMENTS TO RECONCILE NET INCOME (LOSS)TO NET CASH PROVIDED BY OPERATING ACTIVITIES
Provision for loan losses	-	9,600
Depreciation and amortization	2,221	1,928
Stock-based compensation	367	304
Net amortization of premiums	1,002	1,114
Originations of mortgage loans for sale	(38,438)	(30,302)
Proceeds from sale of mortgage loans originated for sale	43,378	31,062
Gain on sale of mortgage loans originated for sale	(973)	(760)
(Gain) loss on sale of portfolio loans	(445)	712
Increase in other intangibles	(313)	(100)
Deferred tax expense	2,434	1,929
Decrease (increase) in income tax receivable	363	(3,879)
(Increase) decrease in accrued interest and loan fees receivable	(1,083)	1,313
Decrease in other assets	2,337	1,624
Adjustment to unfunded pension liability	(48)	3,112
(Decrease) increase in other liabilities	(1,399)	1,580
Income from bank owned life insurance	(399)	-
Gain on Visa shares sold	(3,836)	-
Loss on sale and writedowns of OREO	47	600
(Gain) loss on sale of securities available for sale	(395)	162
Net cash provided by operating activities	14,210	16,206
CASH FLOWS FROM INVESTING ACTIVITIES
Principal payments on investment securities	49,307	22,244
Proceeds from sale of investment securities - available for sale	13,427	3,584
Maturities of investment securities - available for sale	22,001	32,294
Purchases of investment securities - available for sale	(115,803)	(92,808)
Maturities of investment securities - held to maturity	1,481	2,135
Purchases of investment securities - held to maturity	(600)	(990)
Increase in interest-bearing time deposits in other banks	(10,000)	-
Decrease in Federal Reserve Bank, Federal Home Loan Bank and other stock	127	168
Proceeds from sale of portfolio loans	1,349	46,343
Loan (originations) repayments - net	(223,288)	120,121
Proceeds from sale of Visa shares	3,836	-
Proceeds from sale of OREO	1,525	-
Increase in bank owned life insurance	(38,000)	-
Purchases of premises and equipment - net	(917)	(1,483)
Net cash (used in) provided by investing activities	(295,555)	131,608
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposit accounts	106,136	61,242
Proceeds from private equity offering, net	-	22,761
Proceeds from stock options exercised	92	-
Decrease in capital lease payable	(53)	(30)
Net cash provided by financing activities	106,175	83,973
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(175,170)	231,787
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	385,806	172,559
CASH AND CASH EQUIVALENTS, END OF PERIOD	$210,636	$404,346
SUPPLEMENTAL DATA:
Interest paid	$2,263	$2,951
Income taxes paid	$53	$-
Loans transferred to held-for-sale	$-	$53,843
Loans transferred to OREO	$-	$372

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

In the opinion of the Company’s management, the preceding unaudited interim condensed consolidated financial statements contain all adjustments, consisting of normal accruals, necessary for a fair presentation of its condensed consolidated statements of condition as of September 30, 2013 and December 31, 2012, its condensed consolidated statements of operations for the three and nine months ended September 30, 2013 and 2012, its condensed consolidated statements of comprehensive income (loss) for the three and nine months ended September 30, 2013 and 2012, its condensed consolidated statements of stockholders’ equity for the nine months ended September 30, 2013 and 2012 and its condensed consolidated statements of cash flows for the nine months ended September 30, 2013 and 2012. The preceding unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X, as well as in accordance with predominant practices within the banking industry. They do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The results of operations for the three and nine months ended September 30, 2013 are not necessarily indicative of the results of operations to be expected for the remainder of the year. For further information, please refer to the audited consolidated financial statements and footnotes thereto included in the Company’s 2012 Annual Report on Form 10-K.

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

Interest income is accrued on the unpaid loan principal balance.  Recognition of interest income is discontinued when reasonable doubt exists as to whether principal or interest due can be collected. Loans of all classes will generally no longer accrue interest when over 90 days past due unless the loan is well-secured and in process of collection. When a loan is placed on non-accrual status, all interest previously accrued, but not collected, is reversed against current-year interest income. Interest received on such loans is applied against principal or interest, according to management’s judgment as to the collectability of the principal, until qualifying for return to accrual status. Loans start accruing interest again when they become current as to principal and interest for at least six months, and when, after a well-documented analysis by management, it has been determined that the loans can be collected in full.  For all classes of loans, an impaired loan is defined as a loan for which it is probable that the lender will not collect all amounts due under the contractual terms of the loan agreement. Loans for which the terms have been modified resulting in a concession, and for which the borrower is experiencing financial difficulties are considered troubled debt restructurings (“TDRs”) and are classified as impaired. Generally, TDRs are initially classified as non-accrual until sufficient time has passed to assess whether the restructured loan will continue to perform. For impaired, accruing loans, interest income is recognized on an accrual basis with cash offsetting the recorded accruals upon receipt.

Allowance for Loan Losses - The allowance for loan losses is a valuation allowance for probable incurred losses, increased by the provision for loan losses and recoveries, and decreased by loan charge-offs. For all classes of loans, when a loan, in full or in part, is deemed uncollectible, it is charged against the allowance for loan losses. This happens when the loan is past due and the borrower has not shown the ability or intent to make the loan current, or the borrower does not have sufficient assets to pay the debt, or the value of the collateral is less than the balance of the loan and is not considered likely to improve soon. The allowance for loan losses is determined by a continuous analysis of the loan portfolio. Such analysis includes changes in the size and composition of the portfolio, the Company’s own historical loan losses, industry-wide losses, current and anticipated economic trends, and details about individual loans. It also includes estimates of the actual value of collateral, other possible sources of repayment and estimates that are susceptible to significant changes due to changes in appraisal values of collateral, national and regional economic conditions and other relevant factors. All non-accrual loans over $250 thousand in the commercial and industrial, commercial real estate and real estate construction loan classes and all TDRs are evaluated individually for impairment. Management will use judgment to determine if there are other loans outside of these two categories that fit the definition of impaired. All other loans are generally evaluated as homogeneous pools with similar risk characteristics. In assessing the adequacy of the allowance for loan losses, management reviews the loan portfolio by separate classes that have similar risk and collateral characteristics; e.g., commercial and industrial, commercial real estate, multifamily, real estate construction, residential mortgages, home equity and consumer loans.

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

Derivatives - Derivatives are contracts between two parties that specify conditions under which payments are to be made between the parties. The only derivative held by the Company relates to the swap agreement with the purchaser of VISA Class B shares, which provides for settlements between parties in the event that VISA makes subsequent revisions to the conversion ratio of VISA Class B shares to VISA Class A shares. The Company records its derivative on the balance sheet at fair value. Changes in fair value are recognized in earnings in the period of change. (See also Investment Securities, Fair Value and Subsequent Event footnotes contained herein.)

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

2. ACCUMULATED OTHER COMPREHENSIVE INCOME (“AOCI”)
The changes in the Company’s AOCI by component, net of tax, for the three and nine months ended September 30, 2013 and 2012 follow (in thousands). The decrease in net unrealized gains on available for sale securities for both the three and nine months ended September 30, 2013 resulted solely from the negative impact of higher interest rates in 2013.

	Three Months Ended September 30, 2013			Three Months Ended September 30, 2012
	Unrealized Gains and Losses on Available for Sale Securities	Pension and Post- Retirement Plan Items	Total	Unrealized Gains and Losses on Available for Sale Securities	Pension and Post- Retirement Plan Items	Total
Beginning balance	$111	$(7,944)	$(7,833)	$9,213	$(15,198)	$(5,985)
Other comprehensive loss (income) before reclassifications	(1,443)	-	(1,443)	3,376	(1,116)	2,260
Amounts reclassified from AOCI	(2)	-	(2)	103	-	103
Net other comprehensive loss (income)	(1,445)	-	(1,445)	3,479	(1,116)	2,363
Ending balance	$(1,334)	$(7,944)	$(9,278)	$12,692	$(16,314)	$(3,622)

	Nine Months Ended September 30, 2013			Nine Months Ended September 30, 2012
	Unrealized Gains and Losses on Available for Sale Securities	Pension and Post- Retirement Plan Items	Total	Unrealized Gains and Losses on Available for Sale Securities	Pension and Post- Retirement Plan Items	Total
Beginning balance	$10,553	$(7,667)	$2,886	$11,873	$(14,943)	$(3,070)
Other comprehensive loss (income) before reclassifications	(11,635)	(277)	(11,912)	716	(1,371)	(655)
Amounts reclassified from AOCI	(252)	-	(252)	103	-	103
Net other comprehensive loss (income)	(11,887)	(277)	(12,164)	819	(1,371)	(552)
Ending balance	$(1,334)	$(7,944)	$(9,278)	$12,692	$(16,314)	$(3,622)

The table below presents reclassifications out of AOCI for the three and nine months ended September 30, 2013 (in thousands).

	Amount Reclassified from AOCI
Details about AOCI Components	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013	Affected Line Item in the Statement Where Net Income is Presented
Unrealized gains and losses on available for sale securities	$3	$395	Net gain (loss) on sale of securities available for sale

	(1)	(143)	Income tax expense (benefit)

Total reclassifications, net of tax	$2	$252

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

The amortized cost, estimated fair value and gross unrealized gains and losses of the Company’s investment securities available for sale and held to maturity at September 30, 2013 and December 31, 2012 follow (in thousands).

	September 30, 2013				December 31, 2012
		Gross	Gross	Estimated		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
Available for sale:
U.S. Treasury securities	$-	$-	$-	$-	$500	$-	$-	$500
U.S. Government agency securities	109,338	-	(6,828)	102,510	65,085	70	(77)	65,078
Obligations of states and political subdivisions	150,955	8,828	-	159,783	155,121	13,314	-	168,435
Collateralized mortgage obligations	36,208	716	(660)	36,264	87,624	2,148	(80)	89,692
Mortgage-backed securities	104,176	31	(4,222)	99,985	61,750	766	(66)	62,450
Corporate bonds	15,568	259	(218)	15,609	15,701	497	-	16,198
Total available for sale securities	416,245	9,834	(11,928)	414,151	385,781	16,795	(223)	402,353
Held to maturity:
Obligations of states and political subdivisions	7,150	643	-	7,793	8,035	826	-	8,861
Total investment securities	$423,395	$10,477	$(11,928)	$421,944	$393,816	$17,621	$(223)	$411,214

At September 30, 2013 and December 31, 2012, investment securities carried at $273 million and $286 million, respectively, were pledged to secure trust deposits and public funds on deposit.

The amortized cost, contractual maturities and estimated fair value of the Company’s investment securities at September 30, 2013 (in thousands) are presented in the table below. Collateralized mortgage obligations (“CMOs”) and mortgage-backed securities (“MBS”) assume maturity dates pursuant to average lives.

	September 30, 2013
	Amortized	Estimated
	Cost	Fair Value
Securities available for sale:
Due in one year or less	$18,003	$18,252
Due from one to five years	123,574	129,476
Due from five to ten years	251,818	245,440
Due after ten years	22,850	20,983
Total securities available for sale	416,245	414,151
Securities held to maturity:
Due in one year or less	777	790
Due from one to five years	6,168	6,784
Due from five to ten years	205	219
Total securities held to maturity	7,150	7,793
Total investment securities	$423,395	$421,944

The proceeds from sales of securities available for sale and the associated net realized gains (losses) follow (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Proceeds	$-	$3,584	$13,427	$3,584

Gross realized gains	$3	$-	$395	$-
Gross realized losses	-	162	-	162
Net realized gains (losses)	$3	$(162)	$395	$(162)

The table below indicates the length of time individual securities, both held to maturity and available for sale, have been held in a continuous unrealized loss position at the date indicated (in thousands).

	Less than 12 months		12 months or longer		Total
September 30, 2013	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
Type of securities	Fair value	Losses	Fair value	Losses	Fair value	Losses
U.S. Government agency securities	$102,510	$6,828	$-	$-	$102,510	$6,828
Collateralized mortgage obligations	8,900	660	-	-	8,900	660
Mortgage-backed securities	94,848	4,143	4,764	79	99,612	4,222
Corporate bonds	8,672	218	-	-	8,672	218
Total	$214,930	$11,849	$4,764	$79	$219,694	$11,928

	Less than 12 months		12 months or longer		Total
December 31, 2012	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
Type of securities	Fair value	Losses	Fair value	Losses	Fair value	Losses
U.S. Government agency securities	$28,958	$77	$-	$-	$28,958	$77
Collateralized mortgage obligations	7,878	80	-	-	7,878	80
Mortgage-backed securities	14,098	66	-	-	14,098	66
Total	$50,934	$223	$-	$-	$50,934	$223

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

Upon review of the considerations mentioned here, no OTTI was deemed to be warranted at September 30, 2013.

The Bank was a member of the Visa USA payment network and was issued Class B shares upon Visa, Inc.’s (“VISA”) initial public offering in March 2008.  The VISA Class B shares that the Company owns are transferable only under limited circumstances until they can be converted into shares of the publicly traded class of stock.  This cannot happen until the settlement of certain litigation, which is indemnified by VISA members.  Since its initial public offering, VISA has funded a litigation reserve based upon a change in the ratio for conversion of VISA Class B shares to VISA Class A shares.   At its discretion, Visa may continue to increase the conversion rate in connection with any settlements in excess of amounts then in escrow for that purpose and reduce the conversion rate to the extent that it adds any funds to the escrow in the future. Based on the existing transfer restriction and the uncertainty of the litigation the Company has recorded these shares at zero in the accompanying statement of condition.

On July 30, 2013, the Bank sold 50,000 VISA Class B shares at a gross pre-tax gain of approximately $3.8 million, which was recorded in non-interest income in the Company’s statement of operations in the third quarter of 2013.  In conjunction with the sale, the Company entered into a swap contract with the purchaser that requires a payment to the counterparty in the event that VISA makes subsequent revisions to the conversion ratio for its Class B shares.  The Company also recorded a contingent liability of $460 thousand, representing the Company’s estimate of its potential future exposure to the counterparty for settlement of the VISA litigation. This exposure represents cash payments required as the result of potential future conversion rate changes.  The Company recorded an operating expense in the third quarter of 2013 in connection with this liability. Management believes that the Company’s estimated exposure to the VISA indemnification is adequate based on current information; however, future developments in the litigation disclosed by VISA could require potentially significant changes to this estimate.  The carrying costs of required payments to the counterparty, calculated by reference to the market price of the Class A common shares at a fixed rate of interest, are expensed as incurred. These payments approximate $25 thousand per quarter; the pro-rata amount of $13 thousand was recorded in the quarter ended September 30, 2013.

The Company has pledged a U.S. Government agency security held in its available for sale portfolio, with a market value of approximately $1.4 million at September 30, 2013, as collateral for this transaction.

At September 30, 2013 the Company continued to own 88,638 VISA Class B shares subsequent to the sale described above.  These shares remain restricted because of the continuing uncertainty of the litigation pending against Visa, Inc.  Accordingly, the Company continues to record its VISA Class B shares at zero pending the outcome of the litigation. To the extent that the Company continues to own VISA Class B shares in the future, the Company expects to record the fair value of those shares upon expiration of the foregoing restriction. (See also Subsequent Event footnote contained herein.)

4. LOANS
At September 30, 2013 and December 31, 2012, net loans disaggregated by class consisted of the following (in thousands):

	September 30, 2013	December 31, 2012
Commercial and industrial	$172,386	$168,709
Commercial real estate	448,728	360,010
Multifamily	136,983	9,261
Real estate construction	8,134	15,469
Residential mortgages	162,658	146,575
Home equity	59,100	66,468
Consumer	11,340	14,288
Gross loans	999,329	780,780
Allowance for loan losses	(17,619)	(17,781)
Net loans at end of period	$981,710	$762,999

For the three and nine months ended September 30, 2013 and 2012, the activity in the allowance for loan losses disaggregated by class is shown below (in thousands).

	Commercial and industrial	Commercial real estate	Multifamily	Real estate construction	Residential mortgages	Home equity	Consumer	Unallocated	Total

Three months ended September 30, 2013
Balance at beginning of period	$4,778	$6,701	$529	$278	$2,341	$1,059	$247	$1,360	$17,293
Charge-offs	(60)	(70)	-	-	-	-	(11)	-	(141)
Recoveries	390	12	-	-	4	5	56	-	467
(Credit) provision for loan losses	(1,870)	485	903	(4)	218	17	(59)	310	-
Balance at end of period	$3,238	$7,128	$1,432	$274	$2,563	$1,081	$233	$1,670	$17,619

Three months ended September 30, 2012
Balance at beginning of period	$15,082	$8,088	$93	$163	$1,634	$2,008	$176	$1,983	$29,227
Charge-offs	(6,689)	(8,102)	-	(2,123)	(2,885)	(1,360)	(179)	-	(21,338)
Recoveries	462	-	-	260	112	246	52	-	1,132
(Credit) provision for loan losses	(327)	6,752	(41)	1,762	2,289	449	121	995	12,000
Balance at end of period	$8,528	$6,738	$52	$62	$1,150	$1,343	$170	$2,978	$21,021

	Commercial and industrial	Commercial real estate	Multifamily	Real estate construction	Residential mortgages	Home equity	Consumer	Unallocated	Total

Nine months ended September 30, 2013
Balance at beginning of period	$6,181	$5,999	$150	$141	$1,576	$907	$189	$2,638	$17,781
Charge-offs	(1,687)	(70)	-	-	(74)	-	(133)	-	(1,964)
Recoveries	1,600	85	-	-	5	7	105	-	1,802
(Credit) provision for loan losses	(2,856)	1,114	1,282	133	1,056	167	72	(968)	-
Balance at end of period	$3,238	$7,128	$1,432	$274	$2,563	$1,081	$233	$1,670	$17,619

Nine months ended September 30, 2012
Balance at beginning of period	$25,047	$10,470	$559	$623	$2,401	$512	$313	$33	$39,958
Charge-offs	(7,816)	(15,794)	-	(2,123)	(3,473)	(1,953)	(261)	-	(31,420)
Recoveries	2,086	-	-	340	114	246	97	-	2,883
(Credit) provision for loan losses	(10,789)	12,062	(507)	1,222	2,108	2,538	21	2,945	9,600
Balance at end of period	$8,528	$6,738	$52	$62	$1,150	$1,343	$170	$2,978	$21,021

The allowance for loan losses is a valuation allowance for probable incurred credit losses. Loan losses are charged against the allowance when management believes the uncollectability of a loan balance is confirmed.  Subsequent recoveries, if any, are credited to the allowance. Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors.  Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged off. The allowance consists of specific and general components. The specific component relates to loans that are individually classified as impaired.

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

Management has determined that all TDRs and all non-accrual loans are impaired; however, non-accrual loans with an impaired balance of $250 thousand or less will be evaluated under ASC 450 with other groups of smaller or homogeneous loans with similar risk characteristics. Management will use judgment to determine if there are other loans outside of these two categories that fit the definition of impaired. If a loan is impaired, a specific reserve may be recorded so that the loan is reported, net, at the present value of estimated future cash flows including balloon payments, if any, using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral. Large groups of homogeneous loans with smaller individual balances, such as consumer and residential real estate loans, are generally evaluated collectively for impairment, and accordingly, are not separately identified for impairment disclosures. TDRs are separately identified for impairment disclosures and are measured at the present value of estimated future cash flows using the loan’s effective rate at inception. If a TDR is considered to be “collateral-dependent,” the loan is reported at the fair value of the collateral net of estimated costs to sell.  For TDRs that subsequently default, the Company determines the allowance amount in accordance with its accounting policy for the allowance for loan losses.

The general component of the allowance covers non-impaired loans and is based on historical loss experience, adjusted for qualitative factors.  The historical loss experience is determined by loan class, and is based on the actual loss history experienced by the Company over a rolling twelve quarter period. This actual loss experience is supplemented with other qualitative factors based on the risks present for each loan class.  These qualitative factors include consideration of the following:  levels of and trends in delinquencies and impaired loans; levels of and trends in charge-offs and recoveries; trends in volume and terms of loans; effects of any changes in risk selection and underwriting standards; other changes in lending policies, procedures and practices; experience, ability, and depth of lending management and other relevant staff; local, regional and national economic trends and conditions; industry conditions; and effects of changes in credit concentrations. The following loan classes have been identified: commercial and industrial, commercial real estate, multifamily, real estate construction, residential mortgages, home equity and consumer loans. For performing loans, an estimate of adequacy of the general component of the allowance is made by applying qualitative factors specific to the portfolio to the period-end balances. Consideration is also given to the type and collateral of the loans with particular attention paid to commercial real estate construction loans, due to the inherent risk of this type of loan. Specific and general reserves are available for any identified loss.

The Company recorded no consolidated provision for loan losses for the three months ended September 30, 2013 as compared to a provision of $12.0 million for the three months ended September 30, 2012. The $12.0 million provision for loan losses during the third quarter of 2012 resulted from workout and asset disposition activities undertaken in that period.

For the three months ended September 30, 2013, the ending balance of the Company’s allowance for loan losses increased by $326 thousand when compared to June 30, 2013. During the third quarter of 2013, the Company increased its allowance for loan losses allocated to multifamily loans and commercial real estate loans (“CRE”) by $903 thousand and $427 thousand, respectively, while reducing the amount allocated to commercial and industrial loans (“C&I”) by $1.5 million.

The increases in the allowance for loan losses allocated to multifamily and CRE loans were primarily due to increases in the balances of unimpaired pass rated multifamily and CRE loans of $79 million and $34 million, respectively, versus June 30, 2013.

The decrease in the allowance for loan losses allocated to C&I loans during the third quarter of 2013 reflected a 0.84% reduction in the ASC 450-20 historical loss factors rate on unimpaired pass rated C&I loans, a $5 million decrease in the balance of unimpaired pass rated C&I loans and a decrease of $34 thousand in specific reserves for C&I loans as computed under ASC 310-10 at September 30, 2013 as compared to June 30, 2013.

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

At September 30, 2013 and December 31, 2012, the ending balance in the allowance for loan losses disaggregated by class and impairment methodology follows below (in thousands). Also shown below are total loans at September 30, 2013 and December 31, 2012 disaggregated by class and impairment methodology (in thousands).

September 30, 2013	Commercial and industrial	Commercial real estate	Multifamily	Real estate construction	Residential mortgages	Home equity	Consumer	Unallocated	Total
Allowance for loan losses:
Ending balance: individually evaluated for impairment	$343	$-	$-	$-	$761	$395	$75	$-	$1,574
Ending balance: collectively evaluated for impairment	2,895	7,128	1,432	274	1,802	686	158	1,670	16,045
Ending balance	$3,238	$7,128	$1,432	$274	$2,563	$1,081	$233	$1,670	$17,619
Loan balances:
Ending balance: individually evaluated for impairment	$13,637	$13,719	$-	$-	$5,082	$1,399	$281	$-	$34,118
Ending balance: collectively evaluated for impairment	158,749	435,009	136,983	8,134	157,576	57,701	11,059	-	965,211
Ending balance	$172,386	$448,728	$136,983	$8,134	$162,658	$59,100	$11,340	$-	$999,329

December 31, 2012	Commercial and industrial	Commercial real estate	Multifamily	Real estate construction	Residential mortgages	Home equity	Consumer	Unallocated	Total
Allowance for loan losses:
Ending balance: individually evaluated for impairment	$340	$22	$-	$1	$575	$86	$-	$-	$1,024
Ending balance: collectively evaluated for impairment	5,841	5,977	150	140	1,001	821	189	2,638	16,757
Ending balance	$6,181	$5,999	$150	$141	$1,576	$907	$189	$2,638	$17,781
Loan balances:
Ending balance: individually evaluated for impairment	$10,369	$9,443	$-	$1,961	$4,660	$502	$21	$-	$26,956
Ending balance: collectively evaluated for impairment	158,340	350,567	9,261	13,508	141,915	65,966	14,267	-	753,824
Ending balance	$168,709	$360,010	$9,261	$15,469	$146,575	$66,468	$14,288	$-	$780,780

The following table presents certain information pertaining to the Company’s impaired loans disaggregated by class at September 30, 2013 and December 31, 2012 (in thousands):

	September 30, 2013			December 31, 2012
	Unpaid Principal Balance	Recorded Balance	Allowance Allocated	Unpaid Principal Balance	Recorded Balance	Allowance Allocated
With no allowance recorded:
Commercial and industrial	$13,999	$12,795	$-	$7,913	$7,492	$-
Commercial real estate	14,255	13,719	-	8,859	7,282	-
Real estate construction	-	-	-	1,334	1,305	-
Residential mortgages	2,113	1,984	-	1,918	1,788	-
Home equity	821	821	-	418	416	-
Consumer	19	8	-	21	21	-
Subtotal	31,207	29,327	-	20,463	18,304	-

With an allowance recorded:
Commercial and industrial	842	842	343	2,884	2,877	340
Commercial real estate	-	-	-	2,161	2,161	22
Real estate construction	-	-	-	656	656	1
Residential mortgages	3,223	3,098	761	3,015	2,872	575
Home equity	578	578	395	86	86	86
Consumer	276	273	75	-	-	-
Subtotal	4,919	4,791	1,574	8,802	8,652	1,024
Total	$36,126	$34,118	$1,574	$29,265	$26,956	$1,024

Shown below is additional information pertaining to the Company’s impaired loans disaggregated by class for the three and nine months ended September 30, 2013 and 2012 (in thousands):

	Three Months Ended September 30, 2013			Three Months Ended September 30, 2012
	Average recorded investment in impaired loans	Interest income recognized on impaired loans	Interest income recognized on a cash basis on impaired loans	Average recorded investment in impaired loans	Interest income recognized on impaired loans	Interest income recognized on a cash basis on impaired loans
Commercial and industrial	$12,695	$47	$-	$19,946	$58	$-
Commercial real estate	8,406	224	-	24,146	209	-
Real estate construction	-	80	-	13,166	72	-
Residential mortgages	5,202	73	-	4,973	42	-
Home equity	1,174	4	-	2,360	4	-
Consumer	183	-	-	352	-	-
Total	$27,660	$428	$-	$64,943	$385	$-

	Nine Months Ended September 30, 2013			Nine Months Ended September 30, 2012
	Average recorded investment in impaired loans	Interest income recognized on impaired loans	Interest income recognized on a cash basis on impaired loans	Average recorded investment in impaired loans	Interest income recognized on impaired loans	Interest income recognized on a cash basis on impaired loans
Commercial and industrial	$12,799	$279	$-	$27,660	$373	$-
Commercial real estate	8,635	369	-	48,318	468	-
Real estate construction	683	94	-	16,809	410	-
Residential mortgages	5,098	167	-	7,202	127	-
Home equity	1,092	8	-	3,396	4	-
Consumer	192	8	-	546	-	-
Total	$28,499	$925	$-	$103,931	$1,382	$-

TDRs involve modifications or renewals where the Company has granted a concession to a borrower in financial distress. The Company reviews all modifications and renewals for determination of TDR status. The Company allocated $910 thousand and $800 thousand of specific reserves to customers whose loan terms have been modified as TDRs as of September 30, 2013 and December 31, 2012, respectively. These loans involved the restructuring of terms to allow customers to mitigate the risk of default by meeting a lower payment requirement based upon their current cash flow. These may also include loans that renewed at existing contractual rates, but below market rates for comparable credit.

A total of $43 thousand and $35 thousand were committed to be advanced in connection with TDRs as of September 30, 2013 and December 31, 2012, respectively, representing the amount the Company is legally required to advance under existing loan agreements. These loans are not in default under the terms of the loan agreements and are accruing interest. It is the Company’s policy to evaluate advances on such loans on a case by case basis. Absent a legal obligation to advance pursuant to the terms of the loan agreement, the Company generally will not advance funds for which it has outstanding commitments, but may do so in certain circumstances.

The following tables (dollars in thousands) present certain information regarding outstanding TDRs at September 30, 2013 and December 31, 2012, TDRs executed during the three and nine months ended September 30, 2013 and 2012 and TDRs with payment defaults of 90 days or more within twelve months of restructuring during the nine months ended September 30, 2013 and 2012. There were no such payment defaults during the three months ended September 30, 2013 and 2012.

	September 30, 2013		December 31, 2012
Total TDRs	Number of Loans	Outstanding Recorded Balance	Number of Loans	Outstanding Recorded Balance

Commercial and industrial	42	$5,934	41	$6,468
Commercial real estate	7	4,933	9	6,238
Residential mortgages	17	3,922	15	3,587
Consumer	4	161	5	311
	70	$14,950	70	$16,604

	Three months ended September 30, 2013			Three months ended September 30, 2012
		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
	Number	Outstanding	Outstanding	Number	Outstanding	Outstanding
	of	Recorded	Recorded	of	Recorded	Recorded
New TDRs	Loans	Balance	Balance	Loans	Balance	Balance

Commercial and industrial	1	$228	$228	3	$815	$815
Residential mortgages	1	19	19	-	-	-
	2	$247	$247	3	$815	$815

	Nine months ended September 30, 2013			Nine months ended September 30, 2012
		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
	Number	Outstanding	Outstanding	Number	Outstanding	Outstanding
	of	Recorded	Recorded	of	Recorded	Recorded
New TDRs	Loans	Balance	Balance	Loans	Balance	Balance

Commercial and industrial	5	$1,120	$1,120	13	$5,920	$5,920
Residential mortgages	4	924	924	1	81	81
Consumer	1	17	17	1	49	49
	10	$2,061	$2,061	15	$6,050	$6,050

	Nine months ended September 30, 2013		Nine months ended September 30, 2012
		Outstanding		Outstanding
	Number	Recorded	Number	Recorded
Defaulted TDRs	of Loans	Balance	of Loans	Balance

Commercial and industrial	-	$-	2	$1,200
	-	$-	2	$1,200

Not all loan modifications are TDRs. In some cases, the Company might provide a concession, such as a reduction in interest rate, but the borrower is not experiencing financial distress. This could be the case if the Company is matching a competitor’s interest rate.

Information regarding modifications and renewals executed during the three and nine months ended September 30, 2013 and 2012 that are not considered TDRs is shown below (dollars in thousands):

	Three months ended September 30, 2013		Three months ended September 30, 2012
		Outstanding		Outstanding
	Number	Recorded	Number	Recorded
Non-TDR Modifications	of Loans	Balance	of Loans	Balance

Commercial and industrial	11	$2,240	2	$1,325
Commercial real estate	11	6,367	6	5,008
Multifamily	1	410	-	-
	23	$9,017	8	$6,333

	Nine months ended September 30, 2013		Nine months ended September 30, 2012
		Outstanding		Outstanding
	Number	Recorded	Number	Recorded
Non-TDR Modifications	of Loans	Balance	of Loans	Balance

Commercial and industrial	19	$6,741	8	$3,863
Commercial real estate	31	32,485	15	15,123
Multifamily	1	410	-	-
	51	$39,636	23	$18,986

The following is a summary of information pertaining to non-performing assets at September 30, 2013 and December 31, 2012 (in thousands):

	September 30, 2013	December 31, 2012
Non-accrual loans	$22,577	$16,435
Non-accrual loans held-for-sale	-	907
Loans 90 days past due and still accruing	-	-
OREO	-	1,572
Total non-performing assets	$22,577	$18,914
TDRs accruing interest	$10,024	$9,954
TDRs non-accruing	$4,926	$6,650

The following table summarizes non-accrual loans by loan class at September 30, 2013 and December 31, 2012 (dollars in thousands):

	September 30, 2013				December 31, 2012
	Non- accrual loans	% of Total	Total Loans	% of Total Loans	Non- accrual loans	% of Total	Total Loans	% of Total Loans
Commercial and industrial	$9,947	44.1%	$172,386	1.0%	$6,529	39.8%	$168,709	0.8%
Commercial real estate	9,505	42.1	448,728	1.0	5,192	31.6	360,010	0.7
Multifamily	-	-	136,983	-	-	-	9,261	-
Real estate construction	-	-	8,134	-	1,961	11.9	15,469	0.3
Residential mortgages	1,929	8.5	162,658	0.2	2,466	15.0	146,575	0.3
Home equity	1,063	4.7	59,100	0.1	266	1.6	66,468	-
Consumer	133	0.6	11,340	-	21	0.1	14,288	-
Total	$22,577	100.0%	$999,329	2.3%	$16,435	100.0%	$780,780	2.1%

For the non-accrual loans outstanding at the end of the reported periods, additional interest income of approximately $208 thousand and $237 thousand would have been recorded on non-accrual loans during the three months ended September 30, 2013 and 2012, respectively, and $894 thousand and $1.3 million during the nine months ended September 30, 2013 and 2012, respectively, if the loans had performed in accordance with their original terms.

The following table details the collateral value securing non-accrual loans at September 30, 2013 and December 31, 2012 (in thousands):

	September 30, 2013		December 31, 2012
	Principal Balance	Collateral Value	Principal Balance	Collateral Value
Commercial and industrial (1)	$9,947	$6,000	$6,529	$4,400
Commercial real estate	9,505	17,785	5,192	12,675
Real estate construction	-	-	1,961	3,661
Residential mortgages	1,929	4,347	2,466	5,141
Home equity	1,063	5,100	266	849
Consumer	133	-	21	-
Total	$22,577	$33,232	$16,435	$26,726

(1) Repayment of commercial and industrial loans is expected primarily from the cash flow of the business. The collateral typically securing these loans is a lien on all corporate assets via a blanket UCC filing and does not usually include real estate. For purposes of this disclosure, the Company has ascribed no value to the non-real estate collateral for this class of loans.

At September 30, 2013 and December 31, 2012, past due loans disaggregated by class were as follows (in thousands):

	Past Due
September 30, 2013	30 - 59 days	60 - 89 days	90 days and over	Total	Current	Total
Commercial and industrial	$86	$-	$9,947	$10,033	$162,353	$172,386
Commercial real estate	-	639	9,505	10,144	438,584	448,728
Multifamily	-	-	-	-	136,983	136,983
Real estate construction	-	-	-	-	8,134	8,134
Residential mortgages	1,465	761	1,929	4,155	158,503	162,658
Home equity	1,527	143	1,063	2,733	56,367	59,100
Consumer	18	-	133	151	11,189	11,340
Total	$3,096	$1,543	$22,577	$27,216	$972,113	$999,329
% of Total Loans	0.3%	0.1%	2.3%	2.7%	97.3%	100.0%

	Past Due
December 31, 2012	30 - 59 days	60 - 89 days	90 days and over	Total	Current	Total
Commercial and industrial	$6,591	$1,274	$6,529	$14,394	$154,315	$168,709
Commercial real estate	1,145	329	5,192	6,666	353,344	360,010
Multifamily	-	-	-	-	9,261	9,261
Real estate construction	1,382	-	1,961	3,343	12,126	15,469
Residential mortgages	2,867	6	2,466	5,339	141,236	146,575
Home equity	261	100	266	627	65,841	66,468
Consumer	189	18	21	228	14,060	14,288
Total	$12,435	$1,727	$16,435	$30,597	$750,183	$780,780
% of Total Loans	1.6%	0.2%	2.1%	3.9%	96.1%	100.0%

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

At September 30, 2013 and December 31, 2012, based upon the most recent analysis performed, the following table presents the Company’s loan portfolio credit risk profile by internally assigned grade disaggregated by class of loan (in thousands):

September 30, 2013	Commercial and industrial	Commercial real estate	Multifamily	Real estate construction	Residential mortgages	Home equity	Consumer	Total	% of Total
Grade:
Pass	$150,149	$413,226	$136,983	$8,134	$157,634	$57,951	$11,054	$935,131	93.6%
Special mention	2,707	8,988	-	-	-	-	-	11,695	1.2
Substandard	19,530	26,514	-	-	5,024	1,149	286	52,503	5.2
Total	$172,386	$448,728	$136,983	$8,134	$162,658	$59,100	$11,340	$999,329	100.0%

December 31, 2012	Commercial and industrial	Commercial real estate	Multifamily	Real estate construction	Residential mortgages	Home equity	Consumer	Total	% of Total
Grade:
Pass	$143,804	$301,862	$9,261	$4,790	$141,915	$65,966	$14,267	$681,865	87.3%
Special mention	5,995	38,670	-	-	-	-	-	44,665	5.7
Substandard	18,910	19,478	-	10,679	4,660	502	21	54,250	7.0
Total	$168,709	$360,010	$9,261	$15,469	$146,575	$66,468	$14,288	$780,780	100.0%

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

The following table presents information concerning net periodic defined benefit pension (income) expense for the three and nine months ended September 30, 2013 and 2012 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Service cost	$-	$603	$-	$1,809
Interest cost	499	555	1,495	1,664
Expected return on plan assets	(577)	(527)	(1,727)	(1,581)
Net amortization	62	406	184	1,220
Net periodic benefit (income) expense	$(16)	$1,037	$(48)	$3,112

In December 2012, the Company made an annual minimum contribution of $1 million for the plan year ended September 30, 2013. There was no additional minimum required contribution for the plan year ended September 30, 2013.

Post-Retirement Benefits other than Pension - The Company formerly provided life insurance benefits to employees meeting eligibility requirements. Employees hired after December 31, 1997 were not eligible for retiree life insurance. No other welfare benefits are provided. In the second quarter of 2013, the Company terminated all post-retirement life insurance benefits and recorded a non-recurring gain of $1.7 million as a credit to employee compensation and benefits expense in the Company’s consolidated statements of operations.

6. STOCK-BASED COMPENSATION
Under the terms of the Company’s stock option plans adopted in 1999 and 2009, options have been granted to key employees and directors to purchase shares of the Company’s stock. Under the 2009 Stock Incentive Plan (“the Plan”), there are 500,000 shares of the Company’s common stock reserved for issuance, of which 248,000 had been granted as of September 30, 2013. There are no remaining shares reserved for issuance under the 1999 Stock Option Plan. Options are awarded by the Compensation Committee of the Board of Directors. Both plans provide that the option price shall not be less than the fair value of the common stock on the date the option is granted. All options are exercisable for a period of ten years or less. Options granted in 2012 and 2013 are exercisable over a three-year period commencing one year from the date of grant at a rate of one third per year. Options granted in 2011 are exercisable over a three-year period commencing three years from the date of grant at a rate of one third per year. No options were granted in 2010. Options granted prior to 2010 vest after one year.

Both plans provide for but do not require the grant of stock appreciation rights (“SARs”) that the holder may exercise instead of the underlying option. At September 30, 2013, there were 6,000 SARs outstanding related to options granted before 2011. The SARs had no intrinsic value at September 30, 2013. When the SAR is exercised, the underlying option is canceled. The optionee receives shares of common stock or cash with a fair market value equal to the excess of the fair value of the shares subject to the option at the time of exercise (or the portion thereof so exercised) over the aggregate option price of the shares set forth in the option agreement. The exercise of SARs is treated as the exercise of the underlying option.

The total intrinsic value of options exercised for the nine months ended September 30, 2013 was $15 thousand. The total cash received from such option exercises was $92 thousand, excluding the tax benefit realized. In exercising those options, 6,667 new shares of the Company’s common stock were issued.

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

A summary of stock option activity follows:

		Weighted-Average
	Number	Exercise Price
	of Shares	Per Share
Outstanding, January 1, 2013	211,500	$15.41
Granted	98,000	$16.99
Exercised	(6,667)	$13.44
Forfeited or expired	(25,333)	$15.50
Outstanding, September 30, 2013	277,500	$16.01

The following table presents information regarding stock options granted in 2013:

Black-Scholes Assumptions for Options Granted During the Nine Months Ended September 30, 2013:

Risk-free interest rate	1.19%
Expected dividend yield	-
Expected life in years	10
Expected volatility	43.00%

The following summarizes shares subject to purchase from stock options outstanding and exercisable as of September 30, 2013:

	Outstanding			Exercisable
		Weighted-Average			Weighted-Average
Range of		Remaining	Weighted-Average		Remaining	Weighted-Average
Exercise Prices	Shares	Contractual Life	Exercise Price	Shares	Contractual Life	Exercise Price
$10.00 - $14.00	140,000	8.4 years	$12.01	30,002	8.5 years	$12.68
$14.01 - $20.00	108,000	9.7 years	$16.80	3,334	9.0 years	$14.97
$20.01 - $30.00	5,000	5.3 years	$28.30	5,000	5.3 years	$28.30
$30.01 - $40.00	24,500	2.6 years	$32.87	24,500	2.6 years	$32.87
	277,500	8.3 years	$16.01	62,836	6.0 years	$21.92

The Company accounts for stock-based compensation on a modified prospective basis with the fair value of grants of employee stock options recognized in the financial statements. Compensation expense related to stock-based compensation amounted to $367 thousand and $304 thousand for the nine months ended September 30, 2013 and 2012, respectively. The remaining unrecognized compensation cost of approximately $1.0 million at September 30, 2013 will be expensed over the remaining weighted average vesting period of approximately 2.6 years.

7. INCOME TAXES
The Company uses an asset and liability approach to accounting for income taxes. The asset and liability approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. Deferred tax assets are recognized if it is more likely than not that a future benefit will be realized. The Company accounts for income taxes in accordance with ASC 740, “Income Taxes,” which prescribes the recognition and measurement criteria related to tax positions taken or expected to be taken in a tax return. The Company had unrecognized tax benefits including interest of approximately $34 thousand as of September 30, 2013. The Company recognizes interest and penalties accrued relating to unrecognized tax benefits in income tax expense.

The realization of deferred tax assets (net of a recorded valuation allowance) is largely dependent upon future taxable income, future reversals of existing taxable temporary differences and the ability to carryback losses to available tax years. In assessing the need for a valuation allowance, the Company considers positive and negative evidence, including taxable income in carry-back years, scheduled reversals of deferred tax liabilities, expected future taxable income and tax planning strategies. The Company applied a carryback of the net operating losses for 2012 which resulted in $5 million included in income tax receivable in the accompanying consolidated statements of condition. The Company has net operating loss carryforwards of approximately $15 million and $24 million for Federal and New York State (“NYS”) income tax purposes, respectively, which may be applied against future taxable income. In 2012, the Company established a full valuation allowance of $558 thousand, tax effected, on the NYS net operating loss due to the Company’s significant tax-exempt investment income in NYS. The valuation allowance may be reversed to income in future periods to the extent that the related deferred tax assets are realized or when the Company returns to consistent, taxable earnings in NYS. Management believes it is more likely than not that forecasted income, including income that may be generated as a result of certain tax planning strategies, together with the tax effects of the deferred tax liabilities, will be sufficient to fully recover the remaining deferred tax assets. Both the Federal and NYS unused net operating loss carryforwards are expected to expire in varying amounts in the years 2032-2033. It is anticipated that the Federal carryforward will be utilized prior to its expiration based on the Company’s future years’ projected earnings.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier 1 capital, as defined in the federal banking regulations, to risk-weighted assets and of Tier 1 capital to adjusted average assets (leverage). Management believes, as of September 30, 2013, that the Company and the Bank met all such capital adequacy requirements to which it is subject.

The Bank’s capital amounts and ratios were as follows (dollars in thousands):

			Minimum		Minimum to be "Well
			for capital		Capitalized" under prompt
	Actual capital ratios		adequacy		corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2013
Total capital to risk-weighted assets	$176,252	15.10%	$93,382	8.00%	$116,728	10.00%
Tier 1 capital to risk-weighted assets	161,620	13.85%	46,691	4.00%	70,037	6.00%
Tier 1 capital to adjusted average assets (leverage)	161,620	9.59%	67,418	4.00%	84,273	5.00%

December 31, 2012
Total capital to risk-weighted assets	$162,458	18.05%	$72,020	8.00%	$90,025	10.00%
Tier 1 capital to risk-weighted assets	151,121	16.79%	36,010	4.00%	54,015	6.00%
Tier 1 capital to adjusted average assets (leverage)	151,121	9.74%	62,092	4.00%	77,615	5.00%

The reduction in the Bank’s capital ratios at September 30, 2013 versus December 31, 2012 resulted from an increase in total assets coupled with a change in the Bank’s mix of assets from 0% risk-weighted interest-bearing deposits due from banks to loans, principally at a 100% risk-weighting.

The Company’s Tier 1 leverage, Tier 1 risk-based and total risk-based capital ratios were 9.66%, 13.94% and 15.19%, respectively, at September 30, 2013.

The ability of the Bank to pay dividends to the Company is subject to certain regulatory restrictions. Generally, dividends declared in a given year by a national bank are limited to its net profit, as defined by regulatory agencies, for that year, combined with its retained net income for the preceding two years, less any required transfer to surplus or to fund the retirement of any preferred stock, of which the Bank had none as of September 30, 2013. In addition, a national bank may not pay any dividends in an amount greater than its undivided profits and a national bank may not declare any dividends if such declaration would leave the Bank inadequately capitalized. Therefore, the ability of the Bank to declare dividends will depend on its future net income and capital requirements.

The Office of the Comptroller of the Currency (“OCC”) approved the Final Rule on Regulatory Capital, revising regulatory capital rules applicable to national banks, on July 9, 2013 implementing Basel III. Most banking organizations are required to apply the new capital rules on January 1, 2015. The final rule sets a new common equity tier 1 requirement and higher minimum tier 1 requirements for all banking organizations. It also places limits on capital distributions and certain discretionary bonus payments if a banking organization does not maintain a buffer of common equity tier 1 capital above minimum capital requirements. The rule revises the Prompt Corrective Action Framework to incorporate the new regulatory capital minimums. It also enhances risk sensitivity and addresses weaknesses identified over recent years with the measure of risk-weighted assets, including through new measures of creditworthiness to replace references to credit ratings, consistent with section 939A of the Dodd-Frank Act. Based on our capital levels and balance sheet composition at September 30, 2013, we believe implementation of the new rule will not have a material impact on our capital needs.

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

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments (in thousands).

	Level in	September 30, 2013		December 31, 2012
	Fair Value	Carrying	Estimated	Carrying	Estimated
	Heirarchy	Amount	Fair Value	Amount	Fair Value
Cash and due from banks	Level 1	$209,636	$209,636	$384,656	$384,656
Cash equivalents	Level 2	1,000	1,000	1,150	1,150
Interest-bearing time deposits in other banks	Level 2	10,000	10,000	-	-
Federal Reserve Bank, Federal Home Loan Bank and other stock	N/A	2,916	N/A	3,043	N/A
Investment securities held to maturity	Level 2	7,150	7,793	8,035	8,861
Investment securities available for sale	Level 2	414,151	414,151	402,353	402,353
Loans held-for-sale	Level 3	613	613	907	907
Loans, net of allowance	Level 2, 3 (1)	981,710	992,221	762,999	787,597
Bank owned life insurance	Level 3	38,399	38,399	-	-
Accrued interest and loan fees receivable	Level 2	5,966	5,966	4,883	4,883
Non-maturity deposits	Level 2	1,300,357	1,300,357	1,187,383	1,187,383
Time deposits	Level 2	236,893	237,878	243,731	245,595
Accrued interest payable	Level 2	197	197	237	237

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

During the third quarter of 2013, the Company entered into a swap agreement with the purchaser of its VISA Class B shares. The valuation represents the internally developed estimate of the exposure based upon probability-weighted potential VISA litigation losses.

Assets and liabilities measured at fair value on a recurring basis are as follows (in thousands):

		Fair Value Measurements Using
		Significant Other	Significant
		Observable Inputs	Unobservable Inputs
Assets:	September 30, 2013	(Level 2)	(Level 3)
U.S. Government agency securities	$102,510	$102,510	$-
Corporate bonds	15,609	15,609	-
Collateralized mortgage obligations	36,264	36,264	-
Mortgage-backed securities	99,985	99,985	-
Obligations of states and political subdivisions	159,783	159,783	-
Loans held-for-sale	613	-	613
Mortgage servicing rights	2,169	-	2,169
Total	$416,933	$414,151	$2,782

Liabilities:
Derivatives	$460	$-	$460
Total	$460	$-	$460

		Fair Value Measurements Using
		Significant Other	Significant
		Observable Inputs	Unobservable Inputs
Assets:	December 31, 2012	(Level 2)	(Level 3)
U.S. Treasury securities	$500	$500	$-
U.S. Government agency securities	65,078	65,078	-
Corporate bonds	16,198	16,198	-
Collateralized mortgage obligations	89,692	89,692	-
Mortgage-backed securities	62,450	62,450	-
Obligations of states and political subdivisions	168,435	168,435	-
Loans held-for-sale	907	-	907
Mortgage servicing rights	1,856	-	1,856
Total	$405,116	$402,353	$2,763

Assets measured at fair value on a non-recurring basis are as follows (in thousands):

Assets:	September 30, 2013	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Impaired loans	$20,117	$20,117
Total	$20,117	$20,117

Assets:	December 31, 2012	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Impaired loans	$9,390	$9,390
OREO	1,572	1,572
Total	$10,962	$10,962

10. LEGAL PROCEEDINGS
On September 25, 2013, the Supreme Court of the State of New York for the County of Suffolk dismissed with prejudice the shareholder derivative action, Susan Forbush v. Edgar F. Goodale, et al., No. 33538/11, filed in the Supreme Court on October 28, 2011, and approved the settlement among the parties to that action along with another shareholder of the Company who had made a litigation demand on the Company. On October 4, 2013, as requested by the parties in accordance with their settlement agreement, the U.S. District Court for the Eastern District of New York dismissed with prejudice the shareholder derivative action, Robert J. Levy v. J. Gordon Huszagh, et al., No. 11 Civ. 3321 (JS), filed in the District Court on July 11, 2011. These derivative actions alleged that the defendants breached their fiduciary duties by making improper statements regarding the sufficiency of the Company’s allowance for loan losses and loan portfolio credit quality, and by failing to establish sufficient allowances for loan losses and to establish effective credit risk management policies.  The Company denied and continues to deny each and all of the allegations alleged by the plaintiffs in the actions. The terms of the settlement require the Company to implement various corporate governance enhancements, and, as part of the settlement, plaintiff’s counsel was awarded fees and expenses in the amount of $600,000 which was paid by the Company’s insurer.

On October 20, 2011, a putative shareholder class action, James E. Fisher v. Suffolk Bancorp, et al., No. 11 Civ. 5114 (SJ), was filed in the U.S. District Court for the Eastern District of New York against the Company, its former chief executive officer, and a former chief financial officer of the Company.  The complaint alleges that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by knowingly or recklessly making false statements about, or failing to disclose accurate information about, the Company’s financial results and condition, loan loss reserves, impaired assets, internal and disclosure controls, and banking practices.  The complaint seeks damages in an unspecified amount on behalf of purchasers of the Company’s common stock between March 12, 2010 and August 10, 2011 (the “Class Members”). On October 15, 2012, the defendants filed a motion to dismiss the complaint. On April 8, 2013, the parties entered into an agreement to settle the action, subject to the approval of the court, and on April 10, 2013, the lead plaintiff filed an unopposed motion requesting an order preliminarily approving the proposed settlement, directing dissemination and publication of notice of the proposed settlement to Class Members, and scheduling a hearing on whether the settlement should be finally approved by the court. On July 18, 2013, the court granted the motion. On August 1, 2013, in accordance with the parties’ settlement agreement and the court’s preliminary approval order, the Company’s insurer paid the sum of $2.8 million to an escrow account for the benefit of Class Members. A final settlement approval hearing is scheduled for November 13, 2013. Management does not believe that the ultimate resolution of this matter will have a material adverse impact on the consolidated financial statements.

On August 12, 2013, the Company was informed that the SEC closed its previously disclosed investigation of the Company. No action was taken against the Company. The SEC’s New York regional office had formally requested certain loan files, other records and information from the Company but had not asserted that any federal securities law violation occurred.

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

11. SUBSEQUENT EVENT
On October 16, 2013, the Bank sold 40,000 Visa Class B shares at a gross pre-tax gain of approximately $2.7 million, which will be recorded in non-interest income in the Company’s statement of operations in the fourth quarter of 2013. The Company will also record its current estimate of the related liability of approximately $374 thousand arising from the sale of these shares as an operating expense in the fourth quarter as it retains the risk of future additions to the Visa, Inc. litigation reserve.

The Company continues to own 48,638 Visa Class B shares subsequent to the sale described above.  These shares remain restricted because of the continuing uncertainty of the litigation pending against Visa, Inc.  Accordingly, the Company continues to record its Visa Class B shares at zero pending the outcome of the litigation. To the extent that the Company continues to own Visa Class B shares in the future, the Company expects to record the fair value of those shares upon expiration of the foregoing restriction.

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

Executive Summary - The Company is a one-bank holding company engaged in the commercial banking business through the Bank, a full-service commercial bank headquartered in Riverhead, New York. Organized in 1890, the Bank has 28 branch offices in Suffolk County, New York, and is a wholly owned subsidiary of the Company. The Bank offers a full line of domestic commercial and retail banking services and wealth management services. The Bank’s primary lending area includes all of Suffolk County and to a limited degree the adjacent markets of Nassau County and New York City. The Bank makes commercial real estate floating and fixed rate loans, commercial and industrial loans to manufacturers, wholesalers, distributors, developers/contractors and retailers, and agricultural loans. The Bank also makes loans secured by residential mortgages, and both fixed and floating rate second mortgage loans with a variety of plans for repayment. Real estate construction loans are also offered. In order to expand the Company geographically into western Suffolk and Nassau Counties and to diversify the lending business of the Company, a new loan production office was opened in Melville in 2012. As part of our strategy to move westward, an additional loan production office will open in early November in Garden City to serve the major business markets in central and western Long Island. Seasoned banking professionals have joined the Company to augment both interest and fee income through the origination of commercial and industrial loans, the generation of high quality multifamily and jumbo mortgages to be retained in the portfolio and conforming mortgages for sale in secondary markets. The Bank finances most of its activities with deposits, including demand, saving, N.O.W. and money market deposits, as well as time deposits. It may also rely on other sources of funds, including inter-bank overnight loans.

At September 30, 2013, the Company, on a consolidated basis, had total assets of $1.7 billion, total deposits of $1.5 billion and stockholders’ equity of $162 million. The Company recorded net income of $3.9 million, or $0.34 per diluted common share, for the third quarter of 2013, compared to a net loss of $9.2 million, or $0.94 per diluted common share, for the third quarter of 2012. The improvement in third quarter 2013 earnings versus 2012 resulted from several factors, most notably a $12.0 million reduction in the provision for loan losses in 2013, a $4.7 million increase in non-interest income and a $2.1 million reduction in total operating expenses. Third quarter 2013 earnings included the previously disclosed $3.4 million pre-tax net gain on the sale of Visa Class B shares executed in July and one-time costs of $596 thousand incurred in closing two branch offices in 2013. Partially offsetting these positive factors was a $182 thousand reduction in net interest income in the third quarter of 2013 due to a 27 basis point narrowing of the Company’s net interest margin to 3.82% in 2013 from 4.09% a year ago. Generally, the Company’s net interest margin is impacted not only by the average balance and mix of the Company’s interest-earning assets and interest-bearing liabilities, but also by the level of market interest rates. These rates are significantly influenced by the actions of the Federal Open Market Committee of the Board of Governors of the Federal Reserve System (the “FOMC”) policy makers.

The Company’s return on average assets and return on average common stockholders’ equity were 0.92% and 9.72%, respectively, in the third quarter of 2013 versus (2.34%) and (25.40%), respectively, in the third quarter of 2012.

Financial Performance Summary
As of or for the quarters and nine months ended September 30, 2013 and 2012
(dollars in thousands, except per share data)

			Over/				Over/
	Quarters ended September 30,		(under)		Nine months ended September 30,		(under)
	2013	2012	2012		2013	2012	2012
Revenue (1)	$20,559	$16,035	28.2%		$53,829	$49,777	8.1%
Operating expenses (2)	$15,090	$17,171	(12.1%)		$41,583	$45,915	(9.4%)
Provision for loan losses	$-	$12,000	(100.0%)		$-	$9,600	(100.0%)
Net income (loss)	$3,912	$(9,161)	N/M	(3)	$9,390	$(3,793)	N/M	(3)
Net income (loss) per common share - diluted	$0.34	$(0.94)	N/M	(3)	$0.81	$(0.39)	N/M	(3)
Return on average assets	0.92%	(2.34%)	325	bp	0.76%	(0.33%)	109	bp
Return on average stockholders' equity	9.72%	(25.40%)	3,512	bp	7.70%	(3.65%)	1,135	bp
Tier 1 leverage ratio	9.66%	9.74%	(8	)bp	9.66%	9.74%	(8	)bp
Tier 1 risk-based capital ratio	13.94%	16.90%	(296	)bp	13.94%	16.90%	(296	)bp
Total risk-based capital ratio	15.19%	18.17%	(298	)bp	15.19%	18.17%	(298	)bp
Tangible common equity ratio (non-GAAP)	9.21%	9.75%	(54	)bp	9.21%	9.75%	(54	)bp

bp - denotes basis points; 100 bp equals 1%.
(1) Represents net interest income plus total non-interest income.
(2) Results for the 2013 nine-month period are net of a $1,659 non-recurring gain arising from the termination of post-retirement life insurance benefits during the second quarter of 2013.
(3) N/M - denotes % variance not meaningful for statistical purposes.

The Company’s core deposit franchise continues to be among the best in the region. Core deposits, consisting of demand, N.O.W., saving and money market deposits, totaled $1.3 billion at September 30, 2013, representing 85% of total deposits at that date. Demand deposits totaled $650 million at September 30, 2013 and represented 42% of total deposits at that date. The deposit product mix continues to be a primary strength of the Company and resulted in a total cost of funds of 19 basis points during the third quarter of 2013.

The Company experienced sequential quarter increase in the total loan portfolio of $104 million, from $895 million at June 30, 2013 to $999 million at September 30, 2013, an 11.6% quarterly growth rate. The geographic and product diversification strategies implemented in our lending businesses are working well. Each of our lending businesses, commercial, multifamily and residential, are contributing to this accelerating momentum. The Company is increasing market share by protecting our eastern Suffolk lending franchise while simultaneously expanding west.

As part of the Bank’s desire to diversify its portfolio on both a product and geographic basis, its initiative aimed at the development of a multifamily mortgage portfolio has meant that the Bank now has exposure to a favorable geographic area that had previously been a minimal segment of the portfolio. This effort is primarily concentrated in the five boroughs of New York City and targets buildings with stabilized rent flows. It has been well-established that the incidence of loss in multifamily loan transactions is lower than almost all other loan categories as their performance over time has shown limited defaults, even during the worst period of the recent recession. The property value for these buildings is directly attributable to the cash flow from rents and the rate of return investors need on their invested capital. Rental rates are a function of demand for apartments and the vacancy rates in New York City (where the majority of the Bank’s assets are located) are at historical lows. Average rental rates for an apartment are above $3,000/month for the first time ever. New apartments are coming to market but are being absorbed rapidly.

The Bank has dedicated credit analysts/underwriters and a portfolio manager for the multifamily product line that have extensive experience in this type of lending. The portfolio of multifamily loans continues to perform satisfactorily with no delinquencies reported and risk ratings solidly in the pass range.

On the expense side, we are working diligently to balance the increased investments needed to grow our lending businesses with offsetting operating expense reductions in other areas, and believe we will see continued improvement as we move forward. We are currently studying our existing branch network for cost saving opportunities. As a result of this effort, the previously announced closings of our branches in Middle Island and Water Mill became effective on October 4. While third quarter results reflect total one-time charges of $596 thousand to close these two branches, the aggregate permanent operating expense savings resulting from these actions will be over $800 thousand per year. Further, after carefully implementing a detailed customer retention plan, we are very pleased to report that preliminary deposit retention rates for these two closed branches is in excess of 95%. We continue to analyze our branch network and each of our lines of business to identify further opportunities for cost savings, which will be an ongoing focus of our management team across our entire Company.

Notwithstanding the strong loan growth described above, we still maintained a relatively large cash position at the end of the third quarter of $157 million in interest-bearing deposits with correspondent banks, or 9% of total assets. Even with this cash position, our net interest margin during the quarter was 3.82%, as we maintained an extraordinarily low cost of funds of 19 basis points. As we continue to redeploy our cash into high quality loans and other interest-earning assets, we believe we have a unique opportunity to improve both our margin and our non-interest income in future periods.

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

Allowance  for Loan  Losses - In management’s opinion, one of the most critical accounting policies impacting the Company’s financial statements is the evaluation of the allowance for loan losses. The allowance for loan losses is a valuation allowance for probable incurred losses, increased by the provision for loan losses and recoveries, and decreased by loan charge-offs. For all classes of loans, when a loan, in full or in part, is deemed uncollectible, it is charged against the allowance for loan losses. This happens when the loan is past due and the borrower has not shown the ability or intent to make the loan current, or the borrower does not have sufficient assets to pay the debt, or the value of the collateral is less than the balance of the loan and is not considered likely to improve soon. The allowance for loan losses is determined by a continuous analysis of the loan portfolio. Such analysis includes changes in the size and composition of the portfolio, the Company’s own historical loan losses, industry-wide losses, current and anticipated economic trends, and details about individual loans. It also includes estimates of the actual value of collateral, other possible sources of repayment and estimates that are susceptible to significant changes due to changes in appraisal values of collateral, national and regional economic conditions and other relevant factors. All non-accrual loans over $250 thousand in the commercial and industrial, commercial real estate and real estate construction loan classes and all TDRs are evaluated individually for impairment. Management will use judgment to determine if there are other loans outside of these two categories that fit the definition of impaired. All other loans are generally evaluated as homogeneous pools with similar risk characteristics.  In assessing the adequacy of the allowance for loan losses, management reviews the loan portfolio by separate classes that have similar risk and collateral characteristics; e.g., commercial and industrial, commercial real estate, multifamily, real estate construction, residential mortgages, home equity and consumer loans.

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

Material Changes in Financial Condition - Total assets of the Company were $1.7 billion at September 30, 2013. When compared to December 31, 2012, total assets increased by $103 million. This change largely reflects increases in loans, bank owned life insurance, investment securities and interest-bearing time deposits in other banks of $218 million, $38 million, $11 million and $10 million, respectively, partially offset by a decline in cash and cash equivalents of $175 million as we continue our redeployment of lower-yielding overnight interest-bearing deposits into higher yielding assets. Total loans were $999 million at September 30, 2013 as compared to $781 million at December 31, 2012. Total investment securities increased to $421 million at September 30, 2013 from $410 million at December 31, 2012.

The increase in the loan portfolio largely reflects growth of multifamily and commercial real estate loans of $128 million and $89 million, respectively, during the first nine months of 2013. The increase in the investment portfolio largely reflects purchases of U.S. Government agency securities and mortgage-backed securities of U.S. Government-sponsored enterprises of $62 million and $44 million, respectively, during the first nine months of 2013. These were partially offset by sales and principal paydowns of CMOs totaling $55 million and calls of U.S. Government agency securities of $18 million during the same 2013 period. Higher interest rates in 2013 negatively impacted the market value of the Company’s available for sale investment portfolio by approximately $19 million at September 30, 2013 when compared to December 31, 2012.

At September 30, 2013, total deposits were $1.5 billion, an increase of $106 million when compared to December 31, 2012. This increase was primarily due to growth in saving, N.O.W. and money market deposits of $79 million coupled with higher demand deposit balances of $34 million. Core deposit balances, which consist of demand, saving, N.O.W. and money market deposits, represented 85% and 83% of total deposits at September 30, 2013 and December 31, 2012, respectively. Demand deposit balances represented 42% of total deposits at September 30, 2013 versus 43% at December 31, 2012. The Company had no borrowed funds outstanding at either September 30, 2013 or December 31, 2012.

Liquidity and Capital Resources - Liquidity management is defined as both the Company’s and the Bank’s ability to meet their financial obligations on a continuous basis without material loss or disruption of normal operations. These obligations include the withdrawal of deposits on demand or at their contractual maturity, the repayment of borrowings as they mature, funding new and existing loan commitments and the ability to take advantage of business opportunities as they arise. Asset liquidity is provided by short-term investments and the marketability of securities available for sale. The Company may also leave excess reserve balances at the Federal Reserve Bank (“FRB”) if the rate being paid is higher than would be available from other short-term investments. Liquid assets, consisting of federal funds sold, securities available for sale and balances at the FRB, were $561 million at September 30, 2013 compared to $706 million at December 31, 2012. These liquid assets may include assets that have been pledged against municipal deposits or other short-term borrowings. Liquidity is also provided by the maintenance of a base of core deposits, maturing short-term assets including cash and due from banks, the ability to sell or pledge marketable assets and access to lines of credit.

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

The Company’s primary sources of funds are cash provided by deposits and borrowings, proceeds from maturities and sales of securities available for sale, and cash provided by operating activities. At September 30, 2013, total deposits were $1.5 billion, an increase of $106 million when compared to December 31, 2012. Of the total time deposits at September 30, 2013, $194 million are scheduled to mature within the next 12 months. Based on historical experience, the Company expects to be able to replace a substantial portion of those maturing deposits with comparable deposit products. At September 30, 2013 and December 31, 2012, there were no borrowings outstanding. For the nine months ended September 30, 2013 and 2012, proceeds from sales and maturities of securities available for sale totaled $35 million and $36 million, respectively.

The Company’s primary uses of funds are for the origination of loans and the purchase of investment securities. For the nine months ended September 30, 2013, the Company had net loan originations for portfolio of $223 million compared to net loan repayments of $120 million for the same period in 2012. The Company purchased investment securities totaling $116 million and $94 million during the nine months ended September 30, 2013 and 2012, respectively.

The Company strives to maintain an efficient level of capital, commensurate with its risk profile, on which a competitive rate of return to stockholders will be realized over both the short and long term. Capital is managed to enhance stockholder value while providing flexibility for management to act opportunistically in a changing marketplace. Management continually evaluates the Company’s capital position in light of current and future growth objectives and regulatory guidelines. Total stockholders’ equity amounted to $162 million at September 30, 2013 and $164 million at December 31, 2012, the decrease primarily reflecting a $12 million decrease in accumulated other comprehensive income, net of tax, resulting from the negative impact of higher interest rates in 2013 on the value of the Company’s available for sale investment portfolio. This was partially offset by net income recorded during 2013.

The Company’s tangible common equity ratio was 9.21% at September 30, 2013 compared to 9.96% at December 31, 2012 and 9.75% at September 30, 2012. The ratio of tangible common equity to tangible assets, or TCE ratio, is calculated by dividing total common stockholders’ equity by total assets, after reducing both amounts by intangible assets. The TCE ratio is not required by GAAP or by applicable bank regulatory requirements, but is a metric used by management to evaluate the adequacy of our capital levels. Since there is no authoritative requirement to calculate the TCE ratio, our TCE ratio is not necessarily comparable to similar capital measures disclosed or used by other companies in the financial services industry. Tangible common equity and tangible assets are non-GAAP financial measures and should be considered in addition to, not as a substitute for or superior to, financial measures determined in accordance with GAAP or as required by bank regulatory agencies. Set forth below are the reconciliations of tangible common equity to GAAP total common stockholders’ equity and tangible assets to GAAP total assets at September 30, 2013 (in thousands):

Total stockholders' equity	$161,670
Less: intangible assets	(2,983)
Tangible common equity	$158,687

Total assets	$1,725,062
Less: intangible assets	(2,983)
Tangible assets	$1,722,079

The Company’s Tier 1 leverage, Tier 1 risk-based and total risk-based capital ratios were 9.66%, 13.94% and 15.19%, respectively, at September 30, 2013. The Company’s capital ratios exceeded all regulatory requirements at September 30, 2013.

The Bank’s Tier 1 leverage, Tier 1 risk-based and total risk-based capital ratios were 9.59%, 13.85% and 15.10%, respectively, at September 30, 2013. Each of these ratios exceeds the regulatory guidelines for a “well capitalized” institution, the highest regulatory capital category.

The Company did not repurchase any shares of its common stock during the first nine months of 2013 under the existing stock repurchase plan. Repurchase of shares will occur only if management believes that the purchase will be at prices that are accretive to earnings per share and is the most efficient use of the Company’s capital.

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management’s credit evaluation of the customer. Collateral required varies, but may include accounts receivable, inventory, equipment, real estate and income-producing commercial properties. At September 30, 2013 and December 31, 2012, commitments to originate loans and commitments under unused lines of credit for which the Bank is obligated amounted to approximately $139 million and $140 million, respectively.

Letters of credit are conditional commitments guaranteeing payments of drafts in accordance with the terms of the letter of credit agreements. Commercial letters of credit are used primarily to facilitate trade or commerce and are also issued to support public and private borrowing arrangements, bond financing and similar transactions. Collateral may be required to support letters of credit based upon management’s evaluation of the creditworthiness of each customer. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Most letters of credit expire within one year. At September 30, 2013 and December 31, 2012, letters of credit outstanding were approximately $18 million and $19 million, respectively.

The Company has recorded a liability of $255 thousand for unfunded commitments at September 30, 2013.

Material Changes in Results of Operations – Comparison of the Quarters Ended September 30, 2013 and 2012 - The Company recorded net income of $3.9 million during the third quarter of 2013 versus a net loss of $9.2 million in the comparable 2012 period. The improvement in 2013 net income resulted primarily from a $12.0 million reduction in the provision for loan losses in 2013, a $4.7 million increase in non-interest income and a $2.1 million reduction in total operating expenses in the third quarter of 2013 versus the comparable 2012 period.

As shown in the net interest income analysis table below for the three months ended September 30, 2013 and 2012, net interest income decreased by $182 thousand resulting from a 27 basis point reduction in the Company’s net interest margin to 3.82% in the third quarter of 2013 versus the third quarter of 2012, offset in part by a $94 million increase in average total interest-earning assets. The decrease in the net interest margin was due to lower average yields on the Company’s investment and loan portfolios, down 102 basis points and 82 basis points, respectively, in 2013 versus 2012. The Company’s average balance sheet mix continues to improve as average loans increased by $108 million (13.2%) versus third quarter 2012 and low-yielding overnight interest-bearing deposits declined by $119 million (39.1%) during the same period. Liquid investments represented 12% of average total interest-earning assets in the third quarter of 2013 versus 21% in the comparable 2012 period.

The Company’s third quarter 2013 average total interest-earning asset yield was 4.00%, down 33 basis points from the comparable 2012 period principally due to the aforementioned reductions in the yields on the Company’s securities and loan portfolios. The Company’s average cost of total interest-bearing liabilities declined by 11 basis points to 0.33% in the third quarter of 2013 versus 0.44% in the third quarter of 2012. The Company’s total cost of funds, among the lowest in the industry, declined to 0.19% in the third quarter of 2013 from 0.26% a year ago. The Company’s lower funding cost resulted largely from average core deposits of $1.3 billion in 2013, with average demand deposits representing 41% of average total deposits. The average cost of time deposits declined 25 basis points in the third quarter of 2013 to 0.69% compared to the same period in 2012. The Company also experienced an $11 million decrease in the average balance of time deposits for the third quarter of 2013 versus the same period in 2012.

NET INTEREST INCOME ANALYSIS
For the Three Months Ended September 30, 2013 and 2012
(unaudited, dollars in thousands)

	2013			2012
	Average		Average	Average		Average
	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost
Assets:
Interest-earning assets:
Investment securities (1)	$427,867	$3,945	3.66%	$323,630	$3,807	4.68%
Federal Reserve Bank, Federal Home Loan Bank and other stock	2,916	36	4.90	2,368	28	4.70
Federal funds sold and interest-bearing deposits	185,324	140	0.30	304,412	168	0.22
Loans (2)	932,578	11,506	4.89	824,148	11,825	5.71
Total interest-earning assets	1,548,685	$15,627	4.00%	1,454,558	$15,828	4.33%
Non-interest-earning assets	143,177			105,311
Total assets	$1,691,862			$1,559,869

Liabilities and stockholders' equity:
Interest-bearing liabilities:
Saving, N.O.W. and money market deposits	$642,982	$308	0.19%	$551,566	$286	0.21%
Time deposits	243,207	425	0.69	253,770	601	0.94
Total saving and time deposits	886,189	733	0.33	805,336	887	0.44
Borrowings	-	-	-	-	-	-
Total interest-bearing liabilities	886,189	733	0.33	805,336	887	0.44
Demand deposits	622,342			576,825
Other liabilities	23,650			34,228
Total liabilities	1,532,181			1,416,389
Stockholders' equity	159,681			143,480
Total liabilities and stockholders' equity	$1,691,862			$1,559,869
Total cost of funds			0.19%			0.26%
Net interest rate spread			3.67%			3.89%
Net interest income/margin		14,894	3.82%		14,941	4.09%
Less tax-equivalent basis adjustment		(922)			(787)
Net interest income		$13,972			$14,154

(1) Interest on securities includes the effects of tax-equivalent basis adjustments of $880 and $787 in 2013 and 2012, respectively.
(2) Interest on loans includes the effect of a tax-equivalent basis adjustment of $42 in 2013.

The Company recorded no consolidated provision for loan losses for the three months ended September 30, 2013. The $12.0 million provision for loan losses recorded during the third quarter of 2012 resulted from workout and asset disposition activities undertaken in that period. The adequacy of the provision and the resulting allowance for loan losses, which was $18 million at September 30, 2013, is determined by management’s ongoing review of the loan portfolio, including identification and review of individual problem situations that may affect a borrower’s ability to repay, delinquency and non-performing loan data including the current status of criticized and classified loans, collateral values and changes in the size and mix of the loan portfolio. (See also Critical Accounting Policies, Judgments and Estimates and Asset Quality contained herein.)

Non-Interest Income
For the quarters and nine months ended September 30, 2013 and 2012
(dollars in thousands)

			Over/				Over/
	Quarters ended September 30,		(under)		Nine months ended September 30,		(under)
	2013	2012	2012		2013	2012	2012
Service charges on deposit accounts	$964	$1,022	(5.7)%		$2,839	$2,972	(4.5)%
Other service charges, commissions and fees	928	927	0.1		2,451	2,523	(2.9)
Fiduciary fees	279	266	4.9		815	675	20.7
Net gain (loss) on sale of securities available for sale	3	(162)	N/M	(1)	395	(162)	N/M	(1)
Net gain (loss) on sale of portfolio loans	-	(712)	N/M	(1)	445	(712)	N/M	(1)
Net gain on sale of mortgage loans originated for sale	142	341	(58.4)		973	760	28.0
Gain on Visa shares sold	3,836	-	N/M	(1)	3,836	-	N/M	(1)
Income from bank owned life insurance	357	-	N/M	(1)	399	-	N/M	(1)
Other operating income	78	199	(60.8)		215	481	(55.3)
Total non-interest income	$6,587	$1,881	250.2%		$12,368	$6,537	89.2%

(1) N/M - denotes % variance not meaningful for statistical purposes.

Non-interest income increased by $4.7 million in the third quarter of 2013 versus the comparable 2012 period. This increase was principally due to a $3.8 million pre-tax gain on the sale of Visa Class B shares executed in 2013. The Company received these shares in 2008 as part of Visa’s initial public offering. The Company sold 50,000 shares during the third quarter and at September 30, 2013 continued to hold 88,638 Class B shares. A reserve of $460 thousand was established for potential future reductions in the Visa Class B conversion ratio and was recorded in other operating expenses, thereby resulting in a $3.4 million net gain on the sale of Visa Class B shares in the third quarter. The remaining Class B shares that the Company owns are carried at a zero cost basis due to certain pending litigation against Visa. Also contributing to the improvement in non-interest income in 2013 versus 2012 was a $357 thousand increase in income from the Company’s $38 million investment in bank owned life insurance in 2013.  The Company had no such investment prior to 2013.

On October 16, 2013, the Bank sold 40,000 Visa Class B shares at a gross pre-tax gain of approximately $2.7 million, which will be recorded in non-interest income in the Company’s statement of operations in the fourth quarter of 2013. The Company will also record its current estimate of the related liability of approximately $374 thousand arising from the sale of these shares as an operating expense in the fourth quarter as it retains the risk of future additions to the Visa, Inc. litigation reserve.

The Company continues to own 48,638 Visa Class B shares subsequent to the sale described above. These shares remain restricted because of the continuing uncertainty of the litigation pending against Visa, Inc.  Accordingly, the Company continues to record its Visa Class B shares at zero pending the outcome of the litigation. To the extent that the Company continues to own Visa Class B shares in the future, the Company expects to record the fair value of those shares upon expiration of the foregoing restriction.

Operating Expenses
For the quarters and nine months ended September 30, 2013 and 2012
(dollars in thousands)

			Over/			Over/
	Quarters ended September 30,		(under)	Nine months ended September 30,		(under)
	2013	2012	2012	2013	2012	2012
Employee compensation and benefits (1)	$8,709	$9,486	(8.2)%	$24,037	$26,945	(10.8)%
Occupancy expense	1,585	1,480	7.1	4,787	4,210	13.7
Equipment expense	616	509	21.0	1,745	1,512	15.4
Consulting and professional services	735	781	(5.9)	1,881	2,421	(22.3)
FDIC assessment	373	508	(26.6)	1,414	1,056	33.9
Data processing	607	637	(4.7)	1,823	1,731	5.3
Accounting and audit fees	152	167	(9.0)	351	910	(61.4)
Branch consolidation costs	460	-	N/M (2)	460	-	N/M (2)
Other operating expenses	1,853	3,603	(48.6)	5,085	7,130	(28.7)
Total operating expenses	$15,090	$17,171	(12.1)%	$41,583	$45,915	(9.4)%

(1) Results for the 2013 nine-month period are net of a $1,659 non-recurring gain arising from the termination of post-retirement life insurance benefits during the second quarter of 2013.
(2) N/M - denotes % variance not meaningful for statistical purposes.

Total operating expenses declined by $2.1 million or 12.1% in 2013 versus 2012 primarily as the result of a reduction in employee compensation and benefits, FDIC assessment and other operating expenses.  Employee compensation and benefits expense declined by $777 thousand or 8.2% in the third quarter of 2013, largely due to lower pension costs in 2013. FDIC assessment expense declined by $135 thousand or 26.6% as the result of improved metrics associated with the Company’s increased financial performance in 2013. Other operating expenses declined by $1.8 million or 48.6% in the third quarter of 2013 due principally to expenses incurred in 2012 in connection with the bulk sale of non-performing assets in that period. Partially offsetting these lower costs were a reserve of $460 thousand established in 2013 for potential future reductions in the Visa Class B conversion ratio and one-time costs of $596 thousand, including accelerated depreciation, incurred in closing two branch offices in 2013. Of these one-time expenses, the amounts recorded in branch consolidation costs (primarily lease termination costs and severance), occupancy expense and equipment expense were $460 thousand, $84 thousand and $52 thousand, respectively.

The Company recorded income tax expense of $1.6 million in the third quarter of 2013 resulting in an effective tax rate of 28.5% versus an income tax benefit of $4.0 million in the comparable period a year ago.

Material Changes in Results of Operations – Comparison of the Nine Months Ended September 30, 2013 and 2012 – The Company recorded net income of $9.4 million during the first nine months of 2013 versus a net loss of $3.8 million in the comparable 2012 period. The increase in 2013 net income primarily reflects a $9.6 million decrease in the provision for loan losses, a $5.8 million improvement in non-interest income and a $4.3 million reduction in total operating expenses in the 2013 year-to-date period versus 2012. Somewhat offsetting these positive factors were a $1.8 million reduction in net interest income and a $4.8 million increase in income tax expense in 2013.

As shown in the net interest income analysis table below for the nine months ended September 30, 2013 and 2012, net interest income decreased $1.8 million resulting from a 38 basis point reduction in the Company’s net interest margin to 3.86% in the first nine months of 2013 versus the comparable 2012 period, offset in part by a $91 million increase in average total interest-earning assets. The decrease in the net interest margin was due to the continued low level of interest rates coupled with a high level of liquid assets in the form of low-yielding overnight interest-bearing deposits which represented 16% of average total interest-earning assets in the first nine months of 2013.

The Company’s average total interest-earning asset yield for the first nine months of 2013 was 4.06%, down 44 basis points from the comparable 2012 period principally due to an 86 basis point reduction in the average yield on the Company’s investment securities portfolio to 3.77% in the first nine months of 2013 from 4.63% in the comparable 2012 period. This is largely a result of principal paydowns of mortgage-backed securities and CMOs of U.S. Government-sponsored enterprises and calls of U.S. Government agency securities, as these securities had higher yields than those of the securities subsequently purchased. The lower yields reflect the lower rate environment that has been prevalent. The average balance of the Company’s securities portfolio increased $111 million for the first nine months of 2013 as compared to the same period in 2012. This was primarily due to purchases of U.S. Government agency securities and mortgage-backed securities of U.S. Government-sponsored enterprises.

The Company’s average cost of total interest-bearing liabilities declined by 13 basis points to 0.35% in the first nine months of 2013 versus 0.48% in the comparable 2012 period. The Company’s lower funding cost resulted largely from average core deposits of $1.2 billion in the first nine months of 2013, with average demand deposits representing 41% of average total deposits. The average cost of time deposits declined 29 basis points in the first nine months of 2013 to 0.74% compared to the same period in 2012. The Company also experienced a $12 million decrease in the average balance of time deposits for the first nine months of 2013 versus the same period in 2012.

NET INTEREST INCOME ANALYSIS
For the Nine Months Ended September 30, 2013 and 2012
(unaudited, dollars in thousands)

	2013			2012
	Average		Average	Average		Average
	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost
Assets:
Interest-earning assets:
Investment securities (1)	$424,832	$11,965	3.77%	$314,031	$10,885	4.63%
Federal Reserve Bank, Federal Home Loan Bank and other stock	2,961	111	5.01	2,436	91	4.99
Federal funds sold and interest-bearing deposits	243,369	502	0.28	225,123	382	0.23
Loans (2)	858,078	33,840	5.27	896,655	37,146	5.53
Total interest-earning assets	1,529,240	$46,418	4.06%	1,438,245	$48,504	4.50%
Non-interest-earning assets	116,082			93,528
Total assets	$1,645,322			$1,531,773

Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
Saving, N.O.W. and money market deposits	$617,990	$888	0.19%	$547,238	$906	0.22%
Time deposits	246,370	1,360	0.74	258,145	1,984	1.03
Total saving and time deposits	864,360	2,248	0.35	805,383	2,890	0.48
Borrowings	8	-	-	77	-	-
Total interest-bearing liabilities	864,368	2,248	0.35	805,460	2,890	0.48
Demand deposits	592,907			544,871
Other liabilities	24,899			42,665
Total liabilities	1,482,174			1,392,996
Stockholders' equity	163,148			138,777
Total liabilities and stockholders' equity	$1,645,322			$1,531,773
Total cost of funds			0.21%			0.29%
Net interest rate spread			3.71%			4.03%
Net interest income/margin		44,170	3.86%		45,614	4.24%
Less tax-equivalent basis adjustment		(2,709)			(2,374)
Net interest income		$41,461			$43,240

(1) Interest on securities includes the effects of tax-equivalent basis adjustments of $2,665 and $2,374 in 2013 and 2012, respectively.
(2) Interest on loans includes the effect of a tax-equivalent basis adjustment of $44 in 2013.

The Company recorded no consolidated provision for loan losses for the nine months ended September 30, 2013 as compared to a provision for loan losses of $9.6 million during the first nine months of 2012. The adequacy of the provision and the resulting allowance for loan losses, which was $18 million at September 30, 2013, is determined by management’s ongoing review of the loan portfolio, including identification and review of individual problem situations that may affect a borrower’s ability to repay, delinquency and non-performing loan data including the current status of criticized and classified loans, collateral values and changes in the size and mix of the loan portfolio. (See also Critical Accounting Policies, Judgments and Estimates and Asset Quality contained herein.)

The $5.8 million increase in non-interest income resulted from improvements in several categories, including the previously noted $3.8 million gain on the sale of Visa Class B shares in 2013, a $1.2 million increase in the net gain on the sale of portfolio loans, a $557 thousand increase in the net gain on the sale of securities available for sale, a $399 thousand increase in income from bank owned life insurance and a $213 thousand increase in the net gain on the sale of mortgage loans originated for sale.

Total operating expenses declined by $4.3 million or 9.4% in 2013 versus 2012 primarily as the result of reductions in employee compensation and benefits, consulting and professional services, accounting and audit fees and other operating expenses. Employee compensation and benefits expense declined by $2.9 million or 10.8% in the first nine months of 2013, largely due to a $1.7 million non-recurring gain related to the termination of post-retirement life insurance benefits coupled with lower pension costs in 2013 that resulted from a freezing of the Company’s defined benefit plan at December 31, 2012. The Company made significant investments in people and systems over the last year to implement its growth plans. As a result, the Company was able to realize reduced consulting and professional services expenses of $540 thousand in the first nine months of 2013 as compared to the same 2012 period. The decrease of $559 thousand in accounting and audit fees in the first nine months of 2013 versus 2012 was largely due to fees recorded in 2012 and not repeated in 2013 pertaining to the Company’s predecessor independent registered public accounting firm. These cost savings were partially offset by increases in occupancy expense (up $577 thousand), which includes $84 thousand in accelerated depreciation incurred in closing two branch offices in 2013, and FDIC assessment expense (up $358 thousand). The increase in occupancy expense was due to higher rent and utilities costs, while the increase in FDIC assessment expense reflected the Company’s first quarter 2012 reassessment of the carrying value of its prepaid FDIC assessment asset with the cumulative expense adjusted downward accordingly in that period. The increase in rent resulted from the opening of a new loan production office in Melville in the fourth quarter of 2012 coupled with a credit for deferred rent in 2012. Higher utilities costs reflected overall utility rate increases in 2013. Additional one-time branch closing costs of $460 thousand and $52 thousand were recorded in branch consolidation costs and equipment expense, respectively, in 2013.

The Company recorded income tax expense of $2.9 million in the first nine months of 2013 resulting in an effective tax rate of 23.3% versus an income tax benefit of $1.9 million in the comparable 2012 period.

Asset Quality - Non-accrual loans, excluding loans categorized as held-for-sale, totaled $23 million or 2.26% of total loans outstanding at September 30, 2013 versus $16 million or 2.10% of loans outstanding at December 31, 2012 and $14 million or 1.87% of loans outstanding at September 30, 2012. The allowance for loan losses as a percentage of total non-accrual loans amounted to 78% at September 30, 2013 versus 108% at December 31, 2012 and 146% at September 30, 2012.

The Company held no loans 90 days or more past due and still accruing at any of the reported dates. Total loans 30 - 89 days past due and accruing amounted to $5 million or 0.46% of loans outstanding at September 30, 2013 versus $14 million or 1.81% of loans outstanding as of December 31, 2012 and $16 million or 2.06% of loans outstanding at September 30, 2012. The Company held no OREO at September 30, 2013. The Company held OREO amounting to $1.6 million at both December 31, 2012 and September 30, 2012. The Company sold one OREO property at its carrying value of $1.2 million in the first quarter of 2013 and its remaining OREO property during the second quarter of 2013.

Total criticized and classified loans were $64 million at September 30, 2013, $73 million at June 30, 2013, $99 million at December 31, 2012 and $113 million at September 30, 2012. Criticized loans are those loans that are not classified but require some degree of heightened monitoring. Classified loans were $53 million at September 30, 2013, $47 million at June 30, 2013, $54 million at December 31, 2012 and $62 million at September 30, 2012. The allowance for loan losses as a percentage of total classified loans was 34%, 36%, 33% and 34%, respectively, at the same dates. At September 30, 2013, the Company had $15 million in TDRs, primarily consisting of commercial and industrial loans, commercial real estate loans and residential mortgages totaling $6 million, $5 million and $4 million, respectively. At September 30, 2013, $10 million of the TDRs were current and accruing and $5 million were on non-accrual status. The Company had TDRs amounting to $17 million at December 31, 2012 and $15 million at September 30, 2012.

Net loan recoveries of $326 thousand were recorded in the third quarter of 2013 versus net loan charge-offs of $541 thousand in the second quarter of 2013 and net loan charge-offs of $20.2 million in the third quarter of 2012. As a percentage of average total loans outstanding, these net amounts represented, on an annualized basis, (0.14%) for the third quarter of 2013, 0.26% for the second quarter of 2013 and 9.75% for the third quarter of 2012. Included in third quarter 2012 net charge-offs were $19.6 million in charge-offs related to non-performing loans transferred to held-for-sale and then sold during the quarter.

As of September 30, 2013, the Company’s allowance for loan losses amounted to $18 million or 1.76% of period-end loans outstanding. The allowance as a percentage of loans outstanding was 2.28% at December 31, 2012 and 2.74% at September 30, 2012.

Management has determined that the current level of the allowance for loan losses is adequate in relation to the probable inherent losses present in the portfolio. The Company continues to have an allowance for loan losses that compares favorably to both our local and national peer groups as defined in the Uniform Bank Performance Report (“UBPR”). As per the most recent UBPR reports at June 30, 2013, the national peer group’s allowance for loan losses to total loans was 1.74% as compared to the Company’s ratios of 1.76% and 1.93% at September 30 and June 30, 2013, respectively. In comparison to the Company’s local peer group, the Company’s allowance for loan losses to total loans exceeded those peers, on average, by 70 basis points at June 30, 2013. Recent publications have stated, and earnings results announced by commercial banks indicate, that many financial institutions continue to release loan loss reserves. The Company believes its allowance for loan losses will remain strong in comparison to its peers.

The increase in non-accrual loans at September 30, 2013 compared to June 30, 2013 resulted primarily from the addition of one commercial relationship totaling $6.8 million in the third quarter. This credit is current as to principal and interest payments but was added to total non-accrual status due to global cash flow concerns. At September 30, 2013, approximately 80% of the Company’s non-accrual loans were current with respect to principal and interest payments.

Loan portfolio growth was strong during the third quarter of 2013, primarily in commercial real estate and multifamily loans. Total loans analyzed for purposes of calculating the adequacy of the allowance for loan losses increased 11.6% at September 30, 2013 as compared to June 30, 2013. Additional loan growth is expected during the fourth quarter of 2013. At September 30, 2013, the Company’s allowance for loan losses included an unallocated portion totaling $1.7 million. Given that non-accrual loans increased during the third quarter of 2013 as compared to June 30, 2013 and the allowance for loan losses to non-accrual loans declined to 78% at September 30, 2013 from 101% at June 30, 2013, the unallocated portion of the Company’s allowance for loan losses is considered by management to be a prudent and mitigating factor in the evaluation of the credit quality of the loan portfolio.

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

ANALYSIS OF NON-PERFORMING ASSETS
AND THE ALLOWANCE FOR LOAN LOSSES
September 30, 2013 versus December 31, 2012 and September 30, 2012
(dollars in thousands)

NON-PERFORMING ASSETS BY TYPE:

	At
	9/30/2013	12/31/2012	9/30/2012
Non-accrual loans	$22,577	$16,435	$14,356
Non-accrual loans held-for-sale	-	907	7,000
Loans 90 days or more past due and still accruing	-	-	-
OREO	-	1,572	1,572
Total non-performing assets	$22,577	$18,914	$22,928

Gross loans outstanding	$999,329	$780,780	$766,569
Total loans held-for-sale	$613	$907	$7,000

ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES:

	Quarter Ended
	9/30/2013	12/31/2012	9/30/2012
Beginning balance	$17,293	$21,021	$29,227
Provision (credit)	-	(1,100)	12,000
Charge-offs	(141)	(2,526)	(21,338)
Recoveries	467	386	1,132
Ending balance	$17,619	$17,781	$21,021

	Year-to-Date
	9/30/2013	12/31/2012	9/30/2012
Beginning balance	$17,781	$39,958	$39,958
Provision	-	8,500	9,600
Charge-offs	(1,964)	(33,946)	(31,420)
Recoveries	1,802	3,269	2,883
Ending balance	17,619	$17,781	$21,021

KEY  RATIOS:

	At
	9/30/2013	12/31/2012	9/30/2012
Allowance as a % of total loans (1)	1.76%	2.28%	2.74%

Non-accrual loans as a % of total loans (1)	2.26%	2.10%	1.87%

Non-performing assets as a % of total loans, loans held-for-sale and OREO	2.26%	2.41%	2.96%

Allowance for loan losses as a % of non-accrual loans (1)	78%	108%	146%

Allowance for loan losses as a % of non-accrual loans and loans 90 days or more past due and still accruing (1)	78%	108%	146%

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

There were no changes to the Company’s internal control over financial reporting as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act that occurred in the third quarter of 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company’s loan portfolio has a high concentration of real estate loans (exclusive of multifamily loans) and its business may be adversely affected by credit risk associated with residential and commercial real estate and a decline in property values.

At September 30, 2013, $679 million, or 68% of the Company’s total gross loan portfolio, was comprised of residential and commercial real estate (exclusive of multifamily loans), construction loans and home equity lines of credit. This type of lending is generally sensitive to regional and local economic conditions that significantly impact the ability of borrowers to meet their loan payment obligations, making loss levels difficult to predict. Although real estate prices have shown signs of improvement, a decline in real estate values may reduce the value of the real estate collateral securing these types of loans and increase the risk that the Company would incur losses if borrowers default on their loans.

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

SUFFOLK BANCORP

Date: October 31, 2013	/s/ Howard C. Bluver
Howard C. Bluver
President & Chief Executive Officer
(principal executive officer)

Date: October 31, 2013	/s/ Brian K. Finneran
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