Form 10-Q
period 2014-03-31
SUFFOLK BANCORP
filed 2014-05-01
CIK 754673

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: MARCH 31, 2014

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

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

Yes ☐    No ☒

As of April 15, 2014, there were 11,573,014 shares of registrant’s Common Stock outstanding.

SUFFOLK BANCORP
Form 10-Q
For the Quarterly Period Ended March 31, 2014

PART I
ITEM 1. – FINANCIAL STATEMENTS

SUFFOLK BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CONDITION (UNAUDITED)
March 31, 2014 and December 31, 2013
(dollars in thousands, except per share data)

	March 31, 2014	December 31, 2013
ASSETS
Cash and cash equivalents
Cash and non-interest-bearing deposits due from banks	$52,422	$69,065
Interest-bearing deposits due from banks	33,743	62,287
Federal funds sold	1,038	1,000
Total cash and cash equivalents	87,203	132,352
Interest-bearing time deposits in other banks	10,000	10,000
Federal Reserve Bank, Federal Home Loan Bank and other stock	2,863	2,863
Investment securities:
Available for sale, at fair value	364,148	400,780
Held to maturity (fair value of $46,008 and $12,234, respectively)	45,479	11,666
Total investment securities	409,627	412,446
Loans	1,129,818	1,068,848
Allowance for loan losses	17,737	17,263
Net loans	1,112,081	1,051,585
Loans held for sale	190	175
Premises and equipment, net	24,523	25,261
Bank owned life insurance	44,109	38,755
Deferred taxes	12,269	13,953
Accrued interest and loan fees receivable	6,322	5,441
Goodwill and other intangibles	2,994	2,978
Other assets	3,635	4,007
TOTAL ASSETS	$1,715,816	$1,699,816

LIABILITIES & STOCKHOLDERS' EQUITY
Demand deposits	$633,496	$628,616
Saving, N.O.W. and money market deposits	661,599	656,366
Time certificates of $100,000 or more	164,373	158,337
Other time deposits	63,966	66,742
Total deposits	1,523,434	1,510,061
Unfunded pension liability	167	258
Capital leases	4,588	4,612
Other liabilities	13,456	17,687
TOTAL LIABILITIES	1,541,645	1,532,618
COMMITMENTS AND CONTINGENT LIABILITIES
STOCKHOLDERS' EQUITY
Common stock (par value $2.50; 15,000,000 shares authorized;13,738,752 shares issued; 11,573,014 shares outstanding)	34,348	34,348
Surplus	43,445	43,280
Retained earnings	105,993	102,273
Treasury stock at par (2,165,738 shares)	(5,414)	(5,414)
Accumulated other comprehensive loss, net of tax	(4,201)	(7,289)
TOTAL STOCKHOLDERS' EQUITY	174,171	167,198
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,715,816	$1,699,816

See accompanying notes to unaudited condensed consolidated financial statements.

SUFFOLK BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
For the Three Months Ended March 31, 2014 and 2013
(dollars in thousands, except per share data)

	Three Months Ended March 31,
	2014	2013
INTEREST INCOME
Loans and loan fees	$12,877	$11,082
U.S. Government agency obligations	628	333
Obligations of states and political subdivisions	1,505	1,500
Collateralized mortgage obligations	250	835
Mortgage-backed securities	501	365
Corporate bonds	90	117
Federal funds sold and interest-bearing deposits due from banks	46	173
Dividends	38	39
Total interest income	15,935	14,444
INTEREST EXPENSE
Saving, N.O.W. and money market deposits	292	286
Time certificates of $100,000 or more	234	300
Other time deposits	111	182
Total interest expense	637	768
Net interest income	15,298	13,676
Provision for loan losses	250	-
Net interest income after provision for loan losses	15,048	13,676
NON-INTEREST INCOME
Service charges on deposit accounts	1,003	924
Other service charges, commissions and fees	679	710
Fiduciary fees	279	273
Net gain on sale of securities available for sale	-	359
Net gain on sale of portfolio loans	-	442
Net gain on sale of mortgage loans originated for sale	93	526
Net gain on sale of branch building	642	-
Income from bank owned life insurance	354	-
Other operating income	42	83
Total non-interest income	3,092	3,317
OPERATING EXPENSES
Employee compensation and benefits	8,861	8,582
Occupancy expense	1,435	1,544
Equipment expense	449	572
Consulting and professional services	551	573
FDIC assessment	267	517
Data processing	573	467
Accounting and audit fees	108	21
Branch consolidation costs	(170)	-
Reserve and carrying costs related to Visa shares sold	59	-
Other operating expenses	1,176	1,525
Total operating expenses	13,309	13,801
Income before income tax expense	4,831	3,192
Income tax expense	1,111	483
NET INCOME	$3,720	$2,709
EARNINGS PER COMMON SHARE - BASIC	$0.32	$0.23
EARNINGS PER COMMON SHARE - DILUTED	$0.32	$0.23
WEIGHTED AVERAGE NUMBER OF COMMON SHARES - BASIC	11,573,014	11,566,347
WEIGHTED AVERAGE NUMBER OF COMMON SHARES - DILUTED	11,631,462	11,566,347

See accompanying notes to unaudited condensed consolidated financial statements.

SUFFOLK BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
For the Three Months Ended March 31, 2014 and 2013
(in thousands)

	Three Months Ended March 31,
	2014	2013

Net income	$3,720	$2,709
Other comprehensive income (loss), net of tax and reclassification adjustments:
Net change in unrealized gain (loss) on securities available for sale arising during the period	3,088	(1,220)
Total other comprehensive income (loss), net of tax	3,088	(1,220)
Total comprehensive income	$6,808	$1,489

See accompanying notes to unaudited condensed consolidated financial statements.

SUFFOLK BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF
CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)
For the Three Months Ended March 31, 2014 and 2013
(in thousands)

	Three Months Ended March 31,
	2014	2013
Common stock
Balance, January 1	$34,348	$34,330
Ending balance	34,348	34,330
Surplus
Balance, January 1	43,280	42,628
Stock-based compensation	165	82
Ending balance	43,445	42,710
Retained earnings
Balance, January 1	102,273	89,555
Net income	3,720	2,709
Ending balance	105,993	92,264
Treasury stock
Balance, January 1	(5,414)	(5,414)
Ending balance	(5,414)	(5,414)
Accumulated other comprehensive (loss) income, net of tax
Balance, January 1	(7,289)	2,886
Other comprehensive income (loss)	3,088	(1,220)
Ending balance	(4,201)	1,666
Total stockholders' equity	$174,171	$165,556

See accompanying notes to unaudited condensed consolidated financial statements.

SUFFOLK BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
For the Three Months Ended March 31, 2014 and 2013
(in thousands)

	Three Months Ended March 31,
	2014	2013
NET INCOME	$3,720	$2,709
ADJUSTMENTS TO RECONCILE NET INCOME
TO NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES
Provision for loan losses	250	-
Depreciation and amortization	604	684
Stock-based compensation	165	82
Net amortization of premiums	293	317
Originations of mortgage loans for sale	(4,061)	(20,461)
Proceeds from sale of mortgage loans originated for sale	4,139	23,073
Gain on sale of mortgage loans originated for sale	(93)	(526)
Gain on sale of portfolio loans	-	(442)
Increase in other intangibles	(16)	(183)
Deferred tax (benefit) expense	(78)	425
Decrease in income tax receivable	-	57
Increase in accrued interest and loan fees receivable	(881)	(863)
Decrease in other assets	372	2,028
Adjustment to unfunded pension liability	(91)	(16)
Decrease in other liabilities	(4,230)	(2,724)
Income from bank owned life insurance	(354)	-
Gain on sale of branch building	(642)	-
Gain on sale of securities available for sale	-	(359)
Net cash (used in) provided by operating activities	(903)	3,801
CASH FLOWS FROM INVESTING ACTIVITIES
Principal payments on investment securities	3,854	19,831
Proceeds from sale of investment securities - available for sale	-	10,475
Maturities of investment securities - available for sale	6,040	6,025
Purchases of investment securities - available for sale	-	(49,129)
Maturities of investment securities - held to maturity	315	163
Purchases of investment securities - held to maturity	(2,834)	-
Proceeds from sale of portfolio loans	-	1,349
Loan originations - net	(60,746)	(48,146)
Proceeds from sale of branch building	900	-
Proceeds from sale of other real estate owned ("OREO")	-	1,200
Increase in bank owned life insurance	(5,000)	-
Purchases of premises and equipment - net	(124)	(327)
Net cash used in investing activities	(57,595)	(58,559)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposit accounts	13,373	(27,356)
Decrease in capital lease payable	(24)	(13)
Net cash provided by (used in) financing activities	13,349	(27,369)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(45,149)	(82,127)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	132,352	385,806
CASH AND CASH EQUIVALENTS, END OF PERIOD	$87,203	$303,679
SUPPLEMENTAL DATA:
Interest paid	$637	$770
Income taxes paid	$329	$-
Investment securities transferred from available for sale to held to maturity	$31,286	$-

See accompanying notes to unaudited condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. FINANCIAL STATEMENT PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
The unaudited interim condensed consolidated financial statements include the accounts of Suffolk Bancorp (the “Company”) and its wholly owned subsidiary, the Suffolk County National Bank of Riverhead and its subsidiaries (the “Bank”). The Bank formed Suffolk Greenway, Inc. (the “REIT”), a real estate investment trust, and owns 100% of an insurance agency and two corporations used to acquire foreclosed real estate. The insurance agency and the two corporations used to acquire foreclosed real estate are immaterial to the Company’s operations. Suffolk Bancorp and subsidiaries are collectively referred to hereafter as the “Company.” All material intercompany accounts and transactions have been eliminated in consolidation.

In the opinion of the Company’s management, the preceding unaudited interim condensed consolidated financial statements contain all adjustments, consisting of normal accruals, necessary for a fair presentation of its condensed consolidated statements of condition as of March 31, 2014 and December 31, 2013, its condensed consolidated statements of operations for the three months ended March 31, 2014 and 2013, its condensed consolidated statements of comprehensive income (loss) for the three months ended March 31, 2014 and 2013, its condensed consolidated statements of changes in stockholders’ equity for the three months ended March 31, 2014 and 2013 and its condensed consolidated statements of cash flows for the three months ended March 31, 2014 and 2013.

The preceding unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X, as well as in accordance with predominant practices within the banking industry. They do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates. The results of operations for the three months ended March 31, 2014 are not necessarily indicative of the results of operations to be expected for the remainder of the year. For further information, please refer to the audited consolidated financial statements and footnotes thereto included in the Company’s 2013 Annual Report on Form 10-K.

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

Allowance for Loan Losses - The allowance for loan losses is a valuation allowance for probable incurred losses, increased by the provision for loan losses and recoveries, and decreased by loan charge-offs. For all classes of loans, when a loan, in full or in part, is deemed uncollectible, it is charged against the allowance for loan losses. This happens when the loan is past due and the borrower has not shown the ability or intent to make the loan current, or the borrower does not have sufficient assets to pay the debt, or the value of the collateral is less than the balance of the loan and is not considered likely to improve soon. The allowance for loan losses is determined by a continuous analysis of the loan portfolio. Such analysis includes changes in the size and composition of the portfolio, the Company’s own historical loan losses, industry-wide losses, current and anticipated economic trends, and details about individual loans. It also includes estimates of the actual value of collateral, other possible sources of repayment and estimates that are susceptible to significant changes due to changes in appraisal values of collateral, national and regional economic conditions and other relevant factors. All non-accrual loans over $250 thousand in the commercial and industrial, commercial real estate and real estate construction loan classes and all TDRs are evaluated individually for impairment. All other loans are generally evaluated as homogeneous pools with similar risk characteristics. In assessing the adequacy of the allowance for loan losses, management reviews the loan portfolio by separate classes that have similar risk and collateral characteristics. These classes are commercial and industrial, commercial real estate, multifamily, real estate construction, residential mortgages, home equity and consumer loans.

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

Loans Held For Sale – Loans held for sale are carried at the lower of aggregate cost or fair value, based on observable inputs in the secondary market. Changes in fair value of loans held for sale are recognized in earnings.

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

2. ACCUMULATED OTHER COMPREHENSIVE INCOME (“AOCI”)
The changes in the Company’s AOCI by component, net of tax, for the three months ended March 31, 2014 and 2013 follow (in thousands). The increase in net unrealized gains on available for sale securities for the three months ended March 31, 2014 resulted almost solely from the positive impact of a reduction in interest rates in 2014.

	Three Months Ended March 31, 2014			Three Months Ended March 31, 2013
	Unrealized Gains and Losses on Available for Sale Securities	Pension and Post- Retirement Plan Items	Total	Unrealized Gains and Losses on Available for Sale Securities	Pension and Post- Retirement Plan Items	Total
Beginning balance	$(4,095)	$(3,194)	$(7,289)	$10,553	$(7,667)	$2,886
Other comprehensive income (loss) before reclassifications	3,088	-	3,088	(991)	-	(991)
Amounts reclassified from AOCI	-	-	-	(229)	-	(229)
Net other comprehensive income (loss)	3,088	-	3,088	(1,220)	-	(1,220)
Ending balance	$(1,007)	$(3,194)	$(4,201)	$9,333	$(7,667)	$1,666

The table below presents reclassifications out of AOCI for the three months ended March 31, 2014 and 2013 (in thousands).

	Amount Reclassified from AOCI
	Three Months Ended March 31,		Affected Line Item in the Statement
Details about AOCI Components	2014	2013	Where Net Income is Presented
Unrealized gains and losses on available for sale securities	$-	$359	Net gain on sale of securities available for sale

	-	(130)	Income tax expense

Total reclassifications, net of tax	$-	$229

3. INVESTMENT SECURITIES
At the time of purchase of a security, the Company designates the security as either available for sale or held to maturity, depending upon investment objectives, liquidity needs and intent. Securities held to maturity are stated at cost, adjusted for premium amortized or discount accreted, if any. The Company has the positive intent and ability to hold such securities to maturity. Securities available for sale are stated at estimated fair value. Unrealized gains and losses are excluded from income and reported net of tax in AOCI as a separate component of stockholders’ equity until realized. Changes in unrealized gains and losses are reported, net of tax, in the consolidated statements of comprehensive income (loss). Interest earned on securities is included in interest income. Realized gains and losses on the sale of securities are reported in the consolidated statements of operations and determined using the adjusted cost of the specific security sold.

During the first quarter of 2014, investment securities totaling $31 million were transferred from available for sale to held to maturity. At the time of transfer, the securities were at unrealized losses. In accordance with ASC 320-10-35-10, the securities were transferred at fair value, which became the amortized cost. The discount is then accreted to interest income over the remaining life of the security. The unrealized holding losses at the date of transfer remained in AOCI and are amortized simultaneously against interest income. Those entries offset or mitigate each other. For regulatory capital purposes, the unamortized AOCI related to these securities is treated in the same manner as an available for sale debt security.

The amortized cost, estimated fair value and gross unrealized gains and losses of the Company’s investment securities available for sale and held to maturity at March 31, 2014 and December 31, 2013 were as follows (in thousands):
	March 31, 2014				December 31, 2013
		Gross	Gross	Estimated		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
Available for sale:
U.S. Government agency securities	$70,466	$-	$(3,705)	$66,761	$109,315	$-	$(9,220)	$100,095
Obligations of states and political subdivisions	147,472	8,451	-	155,923	148,664	8,499	-	157,163
Collateralized mortgage obligations	27,108	880	(689)	27,299	30,335	557	(788)	30,104
Mortgage-backed securities	102,591	18	(4,128)	98,481	103,332	19	(5,584)	97,767
Corporate bonds	15,561	241	(118)	15,684	15,565	264	(178)	15,651
Total available for sale securities	363,198	9,590	(8,640)	364,148	407,211	9,339	(15,770)	400,780
Held to maturity:
U.S. Government agency securities	31,318	-	(165)	31,153	-	-	-	-
Obligations of states and political subdivisions	14,161	694	-	14,855	11,666	655	(87)	12,234
Total held to maturity securities	45,479	694	(165)	46,008	11,666	655	(87)	12,234
Total investment securities	$408,677	$10,284	$(8,805)	$410,156	$418,877	$9,994	$(15,857)	$413,014

At March 31, 2014 and December 31, 2013, investment securities carried at $255 million and $292 million, respectively, were pledged for trust deposits, public funds on deposit and as collateral for the derivative swap contracts.

The amortized cost, contractual maturities and estimated fair value of the Company’s investment securities at March 31, 2014 (in thousands) are presented in the table below. Collateralized mortgage obligations (“CMOs”) and mortgage-backed securities (“MBS”) assume maturity dates pursuant to average lives.

	March 31, 2014
	Amortized	Estimated
	Cost	Fair Value
Securities available for sale:
Due in one year or less	$11,353	$11,499
Due from one to five years	130,651	136,363
Due from five to ten years	216,194	211,507
Due after ten years	5,000	4,779
Total securities available for sale	363,198	364,148
Securities held to maturity:
Due in one year or less	627	632
Due from one to five years	6,584	7,175
Due from five to ten years	15,154	15,010
Due after ten years	23,114	23,191
Total securities held to maturity	45,479	46,008
Total investment securities	$408,677	$410,156

The proceeds from sales of securities available for sale and the associated net realized gains are shown below for the periods indicated (in thousands):

	Three Months Ended March 31,
	2014	2013

Proceeds	$-	$10,475

Gross realized gains	$-	$359
Gross realized losses	-	-
Net realized gains	$-	$359

Information pertaining to securities with unrealized losses at March 31, 2014 and December 31, 2013, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows (in thousands):

	Less than 12 months		12 months or longer		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
March 31, 2014	Fair value	Losses	Fair value	Losses	Fair value	Losses
U.S. Government agency securities	$88,511	$3,273	$9,403	$597	$97,914	$3,870
Collateralized mortgage obligations	-	-	8,634	689	8,634	689
Mortgage-backed securities	85,484	3,566	12,739	562	98,223	4,128
Corporate bonds	2,409	44	2,926	74	5,335	118
Total	$176,404	$6,883	$33,702	$1,922	$210,106	$8,805

	Less than 12 months		12 months or longer		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
December 31, 2013	Fair value	Losses	Fair value	Losses	Fair value	Losses
U.S. Government agency securities	$86,590	$7,726	$13,505	$1,494	$100,095	$9,220
Obligations of states and political subdivisions	3,932	87	-	-	3,932	87
Collateralized mortgage obligations	2,935	160	5,713	628	8,648	788
Mortgage-backed securities	84,869	4,850	12,637	734	97,506	5,584
Corporate bonds	8,681	178	-	-	8,681	178
Total	$187,007	$13,001	$31,855	$2,856	$218,862	$15,857

The Company’s management evaluates securities for other-than-temporary impairment (“OTTI”) at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. All of the Company’s investment securities classified as available for sale or held to maturity are evaluated for OTTI under FASB ASC 320, “Accounting for Certain Investments in Debt and Equity Securities.” In determining OTTI under ASC 320, management considers many factors, including: (1) the length of time and the extent to which the fair value has been less than amortized cost, (2) the financial condition and near-term prospects of the issuer, (3) whether the market decline was affected by macroeconomic conditions, and (4) whether the Company has the intent to sell the debt security or more likely than not will be required to sell the debt security before its anticipated recovery. The assessment of whether an OTTI decline exists involves a high degree of subjectivity and judgment and is based on information available to management at a point in time. An OTTI is deemed to have occurred if there has been an adverse change in the remaining expected future cash flows.

When an OTTI occurs, the amount of the OTTI recognized in earnings depends on whether an entity intends to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost basis less any current-period credit loss. If an entity intends to sell or more likely than not will be required to sell the security before recovery of its amortized cost basis less any current-period credit loss, the OTTI is recognized in earnings equal to the entire difference between the investment’s amortized cost and its estimated fair value at the balance sheet date. If an entity does not intend to sell the security and it is not more likely than not that the entity will be required to sell the security before recovery of its amortized cost less any current-period loss, the OTTI is separated into the amount representing the credit loss and the amount related to all other factors. The amount of the total OTTI related to the credit loss is determined based on the present value of cash flows expected to be collected and is recognized in earnings. The amount of the total OTTI related to other factors is recognized in AOCI, net of applicable tax benefit. The previous amortized cost basis less the OTTI recognized in earnings becomes the new amortized cost basis of the investment.

The corporate bonds at unrealized losses for twelve months or longer in the table above carry investment grade ratings by all major credit rating agencies including both Moody’s and Standard  & Poor’s. The unrealized losses on these bonds were a result of the current interest rate environment and the corresponding shape of the yield curve.  The losses were not related to a deterioration of the quality of the issuer or any company-specific adverse events. All other securities at unrealized losses for twelve months or longer are issued or guaranteed by U.S. Government agencies or sponsored enterprises and the related unrealized losses resulted solely from the current interest rate environment and the corresponding shape of the yield curve.

Upon review of the considerations mentioned here, no OTTI was deemed to be warranted at March 31, 2014.

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

During the second and third quarters of 2013, the Bank sold 100,000 Visa Class B shares to another Visa USA member financial institution at a gross pre-tax gain of approximately $7.8 million which was recorded in non-interest income in the Company’s statement of operations. In conjunction with the sale, the Company entered into derivative swap contracts with the purchaser of these Visa Class B shares which provide for settlements between the purchaser and the Company based upon a change in the ratio for conversion of Visa Class B shares into Visa Class A shares.

Also during the second and third quarters of 2013, the Company recorded a total of $932 thousand in operating expenses and in other liabilities on the balance sheet, representing the estimate of the Company’s exposure to the settlement of the Visa litigation or the derivative liability. A relatively high degree of subjectivity was used in estimating the fair value of this derivative liability, but management believes that the estimate of its fair value was reasonable based on the available information. The present value of estimated future fees to be paid to the derivative counterparty, or carrying costs, calculated by reference to the market price of the Visa Class A shares at a fixed rate of interest are expensed as incurred. For the three months ended March 31, 2014, $59 thousand in such carrying costs was expensed.

Management believes that the estimate of the Company’s exposure to the Visa indemnification and fees associated with the derivatives are adequate based on current information. However, future developments in the litigation could require potentially significant changes to the estimate.

The Company has pledged U.S. Government agency securities held in its available for sale portfolio, with a market value of approximately $3 million at March 31, 2014, as collateral for the derivative swap contracts.

At March 31, 2014, the Company still owned 38,638 Visa Class B shares subsequent to the sales described here. Based on the existing transfer restriction and the uncertainty of the litigation, these Visa Class B shares continue to be carried on the Company’s balance sheet at zero value. Upon termination of the existing transfer restriction and settlement of the litigation, and to the extent that the Company continues to own such Visa Class B shares in the future, the Company expects to record its Visa Class B shares at fair value.

4. LOANS
At March 31, 2014 and December 31, 2013, net loans disaggregated by class consisted of the following (in thousands):

	March 31, 2014	December 31, 2013
Commercial and industrial	$165,019	$171,199
Commercial real estate	489,958	469,357
Multifamily	221,841	184,624
Real estate construction	14,940	6,565
Residential mortgages	173,347	169,552
Home equity	55,250	57,112
Consumer	9,463	10,439
Gross loans	1,129,818	1,068,848
Allowance for loan losses	(17,737)	(17,263)
Net loans at end of period	$1,112,081	$1,051,585

The following summarizes the activity in the allowance for loan losses disaggregated by class for the periods indicated (in thousands).

	Commercial and industrial	Commercial real estate	Multifamily	Real estate construction	Residential mortgages	Home equity	Consumer	Unallocated	Total

Three months ended March 31, 2014
Balance at beginning of period	$2,615	$6,626	$2,159	$88	$2,463	$745	$241	$2,326	$17,263
Charge-offs	(115)	-	-	-	-	-	(2)	-	(117)
Recoveries	293	12	-	-	4	27	5	-	341
(Credit) provision for loan losses	(312)	657	481	129	160	(54)	(58)	(753)	250
Balance at end of period	$2,481	$7,295	$2,640	$217	$2,627	$718	$186	$1,573	$17,737

Three months ended March 31, 2013
Balance at beginning of period	$6,181	$5,999	$150	$141	$1,576	$907	$189	$2,638	$17,781
Charge-offs	(348)	-	-	-	-	-	(11)	-	(359)
Recoveries	299	72	-	-	1	1	39	-	412
(Credit) provision for loan losses	(787)	(353)	702	704	864	16	28	(1,174)	-
Balance at end of period	$5,345	$5,718	$852	$845	$2,441	$924	$245	$1,464	$17,834

The allowance for loan losses is a valuation allowance for probable incurred credit losses. Loan losses are charged against the allowance when management believes a loan, in full or in part, is uncollectible. Subsequent recoveries, if any, are credited to the allowance. Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors.  Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged off. The allowance consists of specific and general components. The specific component relates to loans that are individually classified as impaired.

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

The Company recorded a $250 thousand provision for loan losses for the three months ended March 31, 2014 due to growth in the loan portfolio. The Company did not record a provision for loan losses in the first quarter of 2013.

For the three months ended March 31, 2014, the ending balance of the Company’s allowance for loan losses increased by $474 thousand when compared to December 31, 2013. During the first quarter of 2014, the Company increased its allowance for loan losses allocated to multifamily loans and commercial real estate loans (“CRE”) by $481 thousand and $669 thousand, respectively, while reducing the amount allocated to commercial and industrial loans (“C&I”) by $134 thousand.

The increases in the allowance for loan losses allocated to multifamily and CRE loans were primarily due to higher balances of unimpaired pass rated multifamily and CRE loans of $37 million and $23 million, respectively, versus December 31, 2013, coupled with increases of 0.01% and 0.08%, respectively, in the ASC 450-20 historical loss factors rates for such unimpaired pass rated loans.

The decrease in the allowance for loan losses allocated to C&I loans during the first quarter of 2014 reflected a $6 million decrease in the balance of unimpaired pass rated C&I loans, as well as a reduction of 0.02% in the ASC 450-20 historical loss factors rate on unimpaired pass rated C&I loans and a decrease of $9 thousand in specific reserves for C&I loans.

The ASC 450-20 loss factors rates incorporate a rolling twelve quarter look back period used in calculating historical losses for each loan segment. In an effort to more accurately represent the Company’s incurred and expected losses by individual loan segment, a twelve quarter period is used to improve the granularity of individual loan segment charge-off history and reduce the volatility associated with improperly weighting short-term trends in the calculation.

At March 31, 2014 and December 31, 2013, the ending balance in the allowance for loan losses disaggregated by class and impairment methodology is as follows (in thousands). Also in the tables below are total loans at March 31, 2014 and December 31, 2013 disaggregated by class and impairment methodology (in thousands).

March 31, 2014	Commercial and industrial	Commercial real estate	Multifamily	Real estate construction	Residential mortgages	Home equity	Consumer	Unallocated	Total
Allowance for loan losses:
Ending balance: individually evaluated for impairment	$32	$-	$-	$-	$711	$94	$62	$-	$899
Ending balance: collectively evaluated for impairment	2,449	7,295	2,640	217	1,916	624	124	1,573	16,838
Ending balance	$2,481	$7,295	$2,640	$217	$2,627	$718	$186	$1,573	$17,737
Loan balances:
Ending balance: individually evaluated for impairment	$7,468	$11,220	$-	$-	$4,987	$681	$155	$-	$24,511
Ending balance: collectively evaluated for impairment	157,551	478,738	221,841	14,940	168,360	54,569	9,308	-	1,105,307
Ending balance	$165,019	$489,958	$221,841	$14,940	$173,347	$55,250	$9,463	$-	$1,129,818

December 31, 2013	Commercial and industrial	Commercial real estate	Multifamily	Real estate construction	Residential mortgages	Home equity	Consumer	Unallocated	Total
Allowance for loan losses:
Ending balance: individually evaluated for impairment	$41	$-	$-	$-	$709	$93	$102	$-	$945
Ending balance: collectively evaluated for impairment	2,574	6,626	2,159	88	1,754	652	139	2,326	16,318
Ending balance	$2,615	$6,626	$2,159	$88	$2,463	$745	$241	$2,326	$17,263
Loan balances:
Ending balance: individually evaluated for impairment	$7,754	$11,821	$-	$-	$5,049	$1,082	$284	$-	$25,990
Ending balance: collectively evaluated for impairment	163,445	457,536	184,624	6,565	164,503	56,030	10,155	-	1,042,858
Ending balance	$171,199	$469,357	$184,624	$6,565	$169,552	$57,112	$10,439	$-	$1,068,848

The following table presents the Company’s impaired loans disaggregated by class at March 31, 2014 and December 31, 2013 (in thousands).

	March 31, 2014			December 31, 2013
	Unpaid Principal Balance	Recorded Balance	Allowance Allocated	Unpaid Principal Balance	Recorded Balance	Allowance Allocated
With no allowance recorded:
Commercial and industrial	$7,314	$7,314	$-	$6,711	$6,711	$-
Commercial real estate	11,638	11,220	-	12,239	11,821	-
Residential mortgages	2,258	2,130	-	2,305	2,176	-
Home equity	489	489	-	891	891	-
Consumer	25	9	-	25	9	-
Subtotal	21,724	21,162	-	22,171	21,608	-

With an allowance recorded:
Commercial and industrial	154	154	32	1,043	1,043	41
Residential mortgages	2,857	2,857	711	2,873	2,873	709
Home equity	328	192	94	328	191	93
Consumer	148	146	62	274	275	102
Subtotal	3,487	3,349	899	4,518	4,382	945
Total	$25,211	$24,511	$899	$26,689	$25,990	$945

The following table presents the Company’s average recorded investment in impaired loans and the related interest income recognized disaggregated by class for the three months ended March 31, 2014 and 2013 (in thousands). No interest income was recognized on a cash basis on impaired loans for the periods presented.

	Three Months Ended March 31,
	2014		2013
	Average recorded investment in impaired loans	Interest income recognized on impaired loans	Average recorded investment in impaired loans	Interest income recognized on impaired loans
Commercial and industrial	$7,567	$107	$10,947	$57
Commercial real estate	11,558	99	11,090	69
Real estate construction	-	-	1,401	-
Residential mortgages	5,036	36	5,004	42
Home equity	771	17	751	3
Consumer	170	2	318	5
Total	$25,102	$261	$29,511	$176

TDRs are modifications or renewals where the Company has granted a concession to a borrower in financial distress. The Company reviews all modifications and renewals for determination of TDR status. The Company allocated $611 thousand and $586 thousand of specific reserves to customers whose loan terms have been modified as TDRs as of March 31, 2014 and December 31, 2013, respectively. These loans involved the restructuring of terms to allow customers to mitigate the risk of default by meeting a lower payment requirement based upon their current cash flow. These may also include loans that renewed at existing contractual rates, but below market rates for comparable credit.

A total of $250 thousand was committed to be advanced in connection with TDRs at March 31, 2014 and December 31, 2013, representing the amount the Company is legally required to advance under existing loan agreements. These loans are not in default under the terms of the loan agreements and are accruing interest. It is the Company’s policy to evaluate advances on such loans on a case by case basis. Absent a legal obligation to advance pursuant to the terms of the loan agreement, the Company generally will not advance funds for which it has outstanding commitments, but may do so in certain circumstances.

Outstanding TDRs, disaggregated by class, at March 31, 2014 and December 31, 2013 are as follows (dollars in thousands):

	March 31, 2014		December 31, 2013
TDRs Outstanding	Number of Loans	Outstanding Recorded Balance	Number of Loans	Outstanding Recorded Balance
Commercial and industrial	42	$6,133	43	$6,022
Commercial real estate	8	5,937	7	6,022
Residential mortgages	16	3,858	17	3,891
Consumer	3	148	3	150
Total	69	$16,076	70	$16,085

The following presents, disaggregated by class, information regarding TDRs executed during the three months ended March 31, 2014 and 2013 (dollars in thousands):

	Three Months Ended March 31,
	2014			2013
		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
	Number	Outstanding	Outstanding	Number	Outstanding	Outstanding
	of	Recorded	Recorded	of	Recorded	Recorded
New TDRs	Loans	Balance	Balance	Loans	Balance	Balance
Commercial and industrial	3	$377	$377	2	$320	$320
Residential mortgages	-	-	-	3	905	905
Consumer	-	-	-	1	17	17
Total	3	$377	$377	6	$1,242	$1,242

Presented below and disaggregated by class is information regarding loans modified as TDRs that had payment defaults of 90 days or more within twelve months of restructuring during the three months ended March 31, 2014 and 2013 (dollars in thousands):

	Three Months Ended March 31,
	2014		2013
		Outstanding		Outstanding
	Number	Recorded	Number	Recorded
Defaulted TDRs	of Loans	Balance	of Loans	Balance
Commercial real estate	2	$1,596	-	$-
Total	2	$1,596	-	$-

Not all loan modifications are TDRs. In some cases, the Company might provide a concession, such as a reduction in interest rate, but the borrower is not experiencing financial distress. This could be the case if the Company is matching a competitor’s interest rate.

The following presents information regarding modifications and renewals executed during the three months ended March 31, 2014 and 2013 that are not considered TDRs (dollars in thousands):

	Three Months Ended March 31,
	2014		2013
		Outstanding		Outstanding
	Number	Recorded	Number	Recorded
Non-TDR Modifications	of Loans	Balance	of Loans	Balance
Commercial real estate	3	$1,422	11	$19,703
Total	3	$1,422	11	$19,703

The following table presents a summary of non-performing assets for each period (in thousands):

	March 31, 2014	December 31, 2013
Non-accrual loans	$14,059	$15,183
Non-accrual loans held for sale	-	-
Loans 90 days past due and still accruing	-	-
OREO	-	-
Total non-performing assets	$14,059	$15,183
TDRs accruing interest	$10,631	$10,647
TDRs non-accruing	$5,445	$5,438

At March 31, 2014 and December 31, 2013, non-accrual loans disaggregated by class were as follows (dollars in thousands):

	March 31, 2014				December 31, 2013
	Non-accrual loans	% of Total	Total Loans	% of Total Loans	Non-accrual loans	% of Total	Total Loans	% of Total Loans
Commercial and industrial	$4,843	34.4%	$165,019	0.4%	$5,014	33.0%	$171,199	0.4%
Commercial real estate	6,936	49.3	489,958	0.6	7,492	49.3	469,357	0.7
Multifamily	-	-	221,841	-	-	-	184,624	-
Real estate construction	-	-	14,940	-	-	-	6,565	-
Residential mortgages	1,840	13.1	173,347	0.2	1,897	12.5	169,552	0.2
Home equity	431	3.1	55,250	-	647	4.3	57,112	0.1
Consumer	9	0.1	9,463	-	133	0.9	10,439	-
Total	$14,059	100.0%	$1,129,818	1.2%	$15,183	100.0%	$1,068,848	1.4%

Additional interest income of approximately $494 thousand and $406 thousand would have been recorded during the three months ended March 31, 2014 and 2013, respectively, if non-accrual loans had performed in accordance with their original terms.

The following table presents the collateral value securing non-accrual loans for each period (in thousands):

	March 31, 2014		December 31, 2013
	Principal Balance	Collateral Value	Principal Balance	Collateral Value
Commercial and industrial (1)	$4,843	$3,750	$5,014	$3,750
Commercial real estate	6,936	9,960	7,492	13,050
Residential mortgages	1,840	4,565	1,897	3,764
Home equity	431	975	647	3,072
Consumer	9	-	133	-
Total	$14,059	$19,250	$15,183	$23,636

(1) Repayment of commercial and industrial loans is expected primarily from the cash flow of the business. The collateral typically securing these loans is a lien on all corporate assets via a blanket UCC filing and does not usually include real estate. For purposes of this disclosure, the Company has ascribed no value to the non-real estate collateral for this class of loans.

At March 31, 2014 and December 31, 2013, past due loans disaggregated by class were as follows (in thousands).

	Past Due
March 31, 2014	30 - 59 days	60 - 89 days	90 days and over	Total	Current	Total
Commercial and industrial	$159	$83	$4,843	$5,085	$159,934	$165,019
Commercial real estate	979	-	6,936	7,915	482,043	489,958
Multifamily	-	-	-	-	221,841	221,841
Real estate construction	-	-	-	-	14,940	14,940
Residential mortgages	1,636	-	1,840	3,476	169,871	173,347
Home equity	807	24	431	1,262	53,988	55,250
Consumer	55	9	9	73	9,390	9,463
Total	$3,636	$116	$14,059	$17,811	$1,112,007	$1,129,818
% of Total Loans	0.3%	-	1.3%	1.6%	98.4%	100.0%

	Past Due
December 31, 2013	30 - 59 days	60 - 89 days	90 days and over	Total	Current	Total
Commercial and industrial	$13	$-	$5,014	$5,027	$166,172	$171,199
Commercial real estate	631	-	7,492	8,123	461,234	469,357
Multifamily	-	-	-	-	184,624	184,624
Real estate construction	-	-	-	-	6,565	6,565
Residential mortgages	1,535	339	1,897	3,771	165,781	169,552
Home equity	795	100	647	1,542	55,570	57,112
Consumer	75	-	133	208	10,231	10,439
Total	$3,049	$439	$15,183	$18,671	$1,050,177	$1,068,848
% of Total Loans	0.3%	-	1.4%	1.7%	98.3%	100.0%

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

Risk Grade 5, Special Mention - Loans which possess potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or in the institution’s credit position at some future date. Special Mention loans are not adversely classified and do not expose an institution to sufficient risk to warrant adverse classification. The key distinctions of a Special Mention classification are that (1) it is indicative of an unwarranted level of risk and (2) weaknesses are considered potential not defined impairments to the primary source of repayment.

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

The following presents the Company’s loan portfolio credit risk profile by internally assigned grade disaggregated by class of loan at March 31, 2014 and December 31, 2013 (in thousands).

March 31, 2014	Commercial and industrial	Commercial real estate	Multifamily	Real estate construction	Residential mortgages	Home equity	Consumer	Total	% of Total
Grade:
Pass	$152,091	$468,449	$221,841	$14,940	$168,755	$54,819	$9,306	$1,090,201	96.5%
Special mention	3,563	2,786	-	-	-	-	-	6,349	0.6
Substandard	9,365	18,723	-	-	4,592	431	157	33,268	2.9
Total	$165,019	$489,958	$221,841	$14,940	$173,347	$55,250	$9,463	$1,129,818	100.0%

December 31, 2013	Commercial and industrial	Commercial real estate	Multifamily	Real estate construction	Residential mortgages	Home equity	Consumer	Total	% of Total
Grade:
Pass	$158,536	$445,302	$184,624	$6,565	$164,559	$56,379	$10,156	$1,026,121	96.0%
Special mention	2,934	2,817	-	-	-	-	-	5,751	0.5
Substandard	9,729	21,238	-	-	4,993	733	283	36,976	3.5
Total	$171,199	$469,357	$184,624	$6,565	$169,552	$57,112	$10,439	$1,068,848	100.0%

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

The Company accounts for its retirement plan in accordance with ASC 715, “Compensation – Retirement Benefits” and ASC 960, “Plan Accounting – Defined Benefit Pension Plans,” which require an employer that is a business entity and sponsors one or more single-employer defined benefit plans to recognize the funded status of a benefit plan on its balance sheet; recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost; measure defined benefit plan assets and obligation as of the date of fiscal year-end statement of financial position (with limited exceptions); and disclose in the notes to financial statements additional information about certain effects of net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset and obligation. Plan assets and benefit obligations shall be measured as of the date of its statement of financial position and in determining the amount of net periodic benefit cost. An employer is required to use the same date for the measurement of plan assets as for the statement of condition.

On December 31, 2012, certain provisions of the Company’s retirement plan were changed which affected all participants in this plan and froze the participation of new entrants into the pension plan for all remaining employees in 2012. These changes froze the plan such that no additional pension benefits would accumulate.

The following table summarizes the net periodic pension credit (in thousands):
	Three Months Ended March 31,
	2014	2013
Interest cost	$540	$498
Expected return on plan assets	(637)	(575)
Net amortization	6	61
Net periodic pension credit	$(91)	$(16)

In December 2012, the Company made an annual minimum contribution of $1 million for the plan year ended September 30, 2013. There was no additional minimum required contribution for the plan year ended September 30, 2013. The Company does not expect to contribute to its pension plan in 2014.

Post-Retirement Benefits other than Pension - The Company formerly provided life insurance benefits to employees meeting eligibility requirements. Employees hired after December 31, 1997 were not eligible for retiree life insurance. No other welfare benefits were provided. In the second quarter of 2013, the Company terminated all post-retirement life insurance benefits and recorded a non-recurring gain of $1.7 million as a credit to employee compensation and benefits expense in the Company’s consolidated statement of operations.

6. STOCK-BASED COMPENSATION
Under the terms of the Company’s stock option plans adopted in 1999 and 2009, options have been granted to key employees and directors to purchase shares of the Company’s stock. Under the 2009 Stock Incentive Plan (“the Plan”), a total of 500,000 shares of the Company’s common stock were reserved for issuance, of which 268,499 shares remain for possible issuance at March 31, 2014. There are no remaining shares reserved for issuance under the 1999 Stock Option Plan. Options are awarded by the Compensation Committee of the Board of Directors. Both plans provide that the option price shall not be less than the fair value of the common stock on the date the option is granted. All options are exercisable for a period of ten years or less.

No options were granted during the first three months of 2014. Options granted in 2013 and 2012 are exercisable over a three-year period commencing one year from the date of grant at a rate of one third per year. Options granted in 2011 are exercisable over a three-year period commencing three years from the date of grant at a rate of one third per year. No options were exercised during the first three months of 2014 and 2013.

Both plans provide for but do not require the grant of stock appreciation rights (“SARs”) that the holder may exercise instead of the underlying option. At March 31, 2014, there were 6,000 SARs outstanding related to options granted before 2011. The SARs had no intrinsic value at March 31, 2014. When the SAR is exercised, the underlying option is canceled. The optionee receives shares of common stock or cash with a fair market value equal to the excess of the fair value of the shares subject to the option at the time of exercise (or the portion thereof so exercised) over the aggregate option price of the shares set forth in the option agreement. The exercise of SARs is treated as the exercise of the underlying option.

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

A summary of stock option activity follows:

		Weighted-Average
	Number	Exercise Price
	of Shares	Per Share
Outstanding, January 1, 2014	291,000	$16.18
Granted	-	-
Exercised	-	-
Forfeited or expired	(9,166)	$20.27
Outstanding, March 31, 2014	281,834	$16.04

The following summarizes shares subject to purchase from stock options outstanding and exercisable as of March 31, 2014:
	Outstanding			Exercisable
		Weighted-Average			Weighted-Average
Range of		Remaining	Weighted-Average		Remaining	Weighted-Average
Exercise Prices	Shares	Contractual Life	Exercise Price	Shares	Contractual Life	Exercise Price
$10.00 - $14.00	140,000	7.9 years	$12.01	50,003	8.0 years	$12.81
$14.01 - $20.00	114,834	9.2 years	$17.24	11,668	8.8 years	$14.47
$20.01 - $30.00	5,000	4.8 years	$28.30	5,000	4.8 years	$28.30
$30.01 - $40.00	22,000	2.3 years	$32.69	22,000	2.3 years	$32.69
	281,834	8.0 years	$16.04	88,671	6.5 years	$18.83

The Company accounts for stock-based compensation on a modified prospective basis with the fair value of grants of employee stock options recognized in the financial statements. Compensation expense related to stock-based compensation amounted to $165 thousand and $82 thousand for the three months ended March 31, 2014 and 2013, respectively. The remaining unrecognized compensation cost of approximately $728 thousand at March 31, 2014 will be expensed over the remaining weighted average vesting period of approximately 2.3 years.

7. INCOME TAXES
The deferred tax assets and liabilities are netted and presented in a single amount which is included in deferred taxes in the accompanying consolidated statements of condition. The realization of deferred tax assets (“DTAs”) (net of a recorded valuation allowance) is largely dependent upon future taxable income, future reversals of existing taxable temporary differences and the ability to carry back losses to available tax years. In assessing the need for a valuation allowance, the Company considers positive and negative evidence, including taxable income in carryback years, scheduled reversals of deferred tax liabilities, expected future taxable income and tax planning strategies.  The Company applied a carryback of the net operating losses for 2012, which resulted in $5 million included in income tax receivable in the 2012 consolidated statement of condition, and which was received in November 2013. At March 31, 2014 the Company had net operating loss carryforwards of approximately $3.3 million and $20.0 million for Federal and New York State (“NYS”) income tax purposes, respectively, which may be applied against future taxable income. The Company has a full valuation allowance of $464 thousand, tax effected, on the NYS net operating loss due to the Company’s significant tax-exempt investment income in NYS. The valuation allowance may be reversed to income in future periods to the extent that the related DTAs are realized or when the Company returns to consistent, taxable earnings in NYS. Management believes it is more likely than not that forecasted income, including income that may be generated as a result of certain tax planning strategies, together with the tax effects of the deferred tax liabilities, will be sufficient to fully recover the remaining DTAs. Both the Federal and NYS unused net operating loss carryforwards are expected to expire in varying amounts through the year 2032. It is anticipated that the Federal carryforward will be utilized prior to its expiration based on the Company’s future years’ projected earnings.

On March 31, 2014, Governor Andrew Cuomo signed legislation to implement the New York State fiscal plan for 2014 – 2015.   This legislation encompasses significant changes to New York’s bank tax regime, most notably by merging the bank tax into the general corporate tax law.  In addition, the new budget law simplifies the code by setting forth a single apportionment factor.  The corporate tax rate will be lowered from 7.1% to 6.5% in 2016.  Furthermore, for community banks (all banks and thrifts with $8 billion or less in assets) there is a subtraction modification for a portion of interest earned on all residential and small business loans with a principal amount of up to $5 million made to New York borrowers. All banks in this category that have a REIT on April 1, 2014, and in the applicable tax year would instead get a deduction based on their REIT's dividends paid deduction. The Company had a qualifying REIT on April 1, 2014 and is less than $8 billion in assets. If a change in a tax law or rate occurs, any existing deferred tax liability or asset must be adjusted. The effect is reflected in operations in the period of the enactment of the change in the tax law or rate.  As such, the Company made an adjustment as of March 31, 2014 to increase its DTAs resulting in a net income tax credit of $462 thousand in the first quarter of 2014.

Offsetting the net income tax credit, was a $454 thousand income tax expense related to an adjustment of the Company’s stock based compensation included in the DTAs primarily for stock options that had expired or been forfeited by former employees. The adjustment relates primarily to prior periods, but management has determined that it is not material, and as such, has included it in the current quarter’s results.

The Company had unrecognized tax benefits including interest of approximately $34 thousand for all periods presented.

The Company recognizes interest and penalties accrued relating to unrecognized tax benefits in income tax expense. There is no accrued interest relating to uncertain tax positions as of March 31, 2014. The Company files income tax returns in the U.S. federal jurisdiction and in New York State. Federal returns are subject to audits by tax authorities and the Company is currently under an audit for the tax years 2010 through 2012. The Company does not expect a significant change in income taxes as a result of this audit.  In 2012, New York State audited the Company and Suffolk Greenway, Inc., a subsidiary of the Bank, for the years 2008, 2009 and 2010 and there was no change as a result of these audits. It is not anticipated that the unrecognized tax benefits will significantly change over the next 12 months.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and tier 1 capital, as defined in the federal banking regulations, to risk-weighted assets and of tier 1 capital to adjusted average assets (leverage). Management believes, as of March 31, 2014, that the Company and the Bank met all such capital adequacy requirements to which it is subject.

The Bank’s capital amounts (in thousands) and ratios are as follows:

			Minimum		Minimum to be Well
			for capital		Capitalized under prompt
	Actual capital ratios		adequacy		corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2014
Total capital to risk-weighted assets	$188,551	14.73%	$102,394	8.00%	$127,992	10.00%
Tier 1 capital to risk-weighted assets	172,527	13.48%	51,197	4.00%	76,795	6.00%
Tier 1 capital to adjusted average assets (leverage)	172,527	10.20%	67,629	4.00%	84,536	5.00%

December 31, 2013
Total capital to risk-weighted assets	$181,952	14.92%	$97,542	8.00%	$121,927	10.00%
Tier 1 capital to risk-weighted assets	166,683	13.67%	48,771	4.00%	73,156	6.00%
Tier 1 capital to adjusted average assets (leverage)	166,683	9.74%	68,454	4.00%	85,567	5.00%

The Company’s tier 1 leverage, tier 1 risk-based and total risk-based capital ratios were 10.27%, 13.57% and 14.82%, respectively, at March 31, 2014 versus 9.81%, 13.77% and 15.02%, respectively, at December 31, 2013.

The ability of the Bank to pay dividends to the Company is subject to certain regulatory restrictions. Generally, dividends declared in a given year by a national bank are limited to its net profit, as defined by regulatory agencies, for that year, combined with its retained net income for the preceding two years, less any required transfer to surplus or to fund for the retirement of any preferred stock. In addition, a national bank may not pay dividends in an amount greater than its undivided profits or declare any dividends if such declaration would leave the bank inadequately capitalized. Also, the ability of the Bank to declare dividends will depend on the prior approval of the Federal Reserve Bank (“FRB”).

In July 2013, the OCC approved new rules on regulatory capital applicable to national banks, implementing Basel III. Most banking organizations are required to apply the new capital rules on January 1, 2015. The final rules set a new common equity tier 1 requirement and higher minimum tier 1 requirements for all banking organizations. They also place limits on capital distributions and certain discretionary bonus payments if a banking organization does not maintain a buffer of common equity tier 1 capital above minimum capital requirements. The rules revise the prompt corrective action framework to incorporate the new regulatory capital minimums. They also enhance risk sensitivity and address weaknesses identified over recent years with the measure of risk-weighted assets, including through new measures of creditworthiness to replace references to credit ratings, consistent with section 939A of the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”). Based on our capital levels and balance sheet composition at March 31, 2014, we believe implementation of the new rules will not have a material impact on our capital needs.

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

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments (in thousands).

	Level in	March 31, 2014		December 31, 2013
	Fair Value	Carrying	Estimated	Carrying	Estimated
	Heirarchy	Amount	Fair Value	Amount	Fair Value
Cash and due from banks	Level 1	$86,165	$86,165	$131,352	$131,352
Cash equivalents	Level 2	1,038	1,038	1,000	1,000
Interest-bearing time deposits in other banks	Level 2	10,000	10,000	10,000	10,000
Federal Reserve Bank, Federal Home Loan Bank and other stock	N/A	2,863	N/A	2,863	N/A
Investment securities held to maturity	Level 2	45,479	46,008	11,666	12,234
Investment securities available for sale	Level 2	364,148	364,148	400,780	400,780
Loans held for sale	Level 2	190	190	175	175
Loans, net of allowance	Level 2, 3 (1)	1,112,081	1,112,942	1,051,585	1,056,279
Bank owned life insurance	Level 3	44,109	44,109	38,755	38,755
Accrued interest and loan fees receivable	Level 2	6,322	6,322	5,441	5,441
Non-maturity deposits	Level 2	1,295,095	1,295,095	1,284,982	1,284,982
Time deposits	Level 2	228,339	229,064	225,079	225,946
Accrued interest payable	Level 2	160	160	160	160

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

Loans identified as impaired are measured using one of three methods: the loan’s observable market price, the fair value of collateral less estimated costs to sell or the present value of expected future cash flows. Those measured using the loan’s observable market price or the fair value of collateral are recorded at fair value. For each period presented, no impaired loans were measured using the loan’s observable market price. If an impaired loan has had a charge-off or if the fair value of the collateral is less than the recorded investment in the loan, the Company establishes a specific reserve and reports the loan as non-recurring Level 3. The fair value of collateral of impaired loans is generally based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value.

The fair value of loans held for sale is based on observable inputs in the secondary market.

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

During the second and third quarters of 2013, the Company entered into derivative swap contracts with the purchaser of its Visa Class B shares. The fair value of these derivatives is measured using an internal model that includes the use of probability weighted scenarios for estimates of Visa’s aggregate exposure to the litigation matters, with consideration of amounts funded by Visa into its escrow account for this litigation. As a result, the Company estimates a fair value for these derivatives at 12% of the net sale proceeds from the Company’s sale of the related Visa Class B shares. Since this estimation process requires application of judgment in developing significant unobservable inputs used to determine the possible outcomes and the probability weighting assigned to each scenario, these derivatives have been classified as Level 3 within the valuation hierarchy. (See also Note 3. Investment Securities contained herein.)

The following presents fair value measurements on a recurring basis at March 31, 2014 and December 31, 2013 (in thousands):
		Fair Value Measurements Using
		Significant Other	Significant
		Observable Inputs	Unobservable Inputs
Assets:	March 31, 2014	(Level 2)	(Level 3)
U.S. Government agency securities	$66,761	$66,761	$-
Corporate bonds	15,684	15,684	-
Collateralized mortgage obligations	27,299	27,299	-
Mortgage-backed securities	98,481	98,481	-
Obligations of states and political subdivisions	155,923	155,923	-
Loans held for sale	190	190	-
Mortgage servicing rights	2,179	-	2,179
Total	$366,517	$364,338	$2,179

Liabilities:
Derivatives	932	$-	$932
Total	$932	$-	$932

		Fair Value Measurements Using
		Significant Other	Significant
		Observable Inputs	Unobservable Inputs
Assets:	December 31, 2013	(Level 2)	(Level 3)
U.S. Government agency securities	$100,095	$100,095	$-
Corporate bonds	15,651	15,651	-
Collateralized mortgage obligations	30,104	30,104	-
Mortgage-backed securities	97,767	97,767	-
Obligations of states and political subdivisions	157,163	157,163	-
Loans held for sale	175	175	-
Mortgage servicing rights	2,163	-	2,163
Total	$403,118	$400,955	$2,163

Liabilities:
Derivatives	932	$-	$932
Total	$932	$-	$932

Reconciliations for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) follow (in thousands).

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

	Three Months Ended March 31,
	2014		2013
	Assets	Liabilities	Assets
	Mortgage Servicing Rights	Derivatives	Mortgage Servicing Rights
Balance, January 1	$2,163	$932	$1,856
Net increase	16	-	183
Balance, March 31	$2,179	$932	$2,039

Assets measured at fair value on a non-recurring basis are as follows (in thousands):

Assets:	March 31, 2014	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Impaired loans	$15,510	$15,510
Total	$15,510	$15,510

Assets:	December 31, 2013	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Impaired loans	$16,942	$16,942
Total	$16,942	$16,942

10. LEGAL PROCEEDINGS
Certain lawsuits and claims arising in the ordinary course of business have been filed or are pending against us or our affiliates. In accordance with applicable accounting guidance, we establish accruals for all lawsuits, claims and expected settlements when we believe it is probable that a loss has been incurred and the amount of the loss is reasonably estimable. When a loss contingency is not both probable and estimable, we do not establish an accrual. Any such loss estimates are inherently uncertain, based on currently available information and are subject to management’s judgment and various assumptions. Due to the inherent subjectivity of these estimates and unpredictability of outcomes of legal proceedings, any amounts accrued may not represent the ultimate resolution of such matters.

To the extent we believe any potential loss relating to such lawsuits and claims may have a material impact on our liquidity, consolidated financial position, results of operations, and/or our business as a whole and is reasonably possible but not probable, we disclose information relating to any such potential loss, whether in excess of any established accruals or where there is no established accrual. We also disclose information relating to any material potential loss that is probable but not reasonably estimable. Where reasonably practicable, we will provide an estimate of loss or range of potential loss. No disclosures are generally made for any loss contingencies that are deemed to be remote.

Based upon information available to us and our review of lawsuits and claims filed or pending against us to date, we have not recognized a material accrual liability for these matters, nor do we currently expect it is reasonably possible that these matters will result in a material liability to the Company. However, the outcome of litigation and other legal and regulatory matters is inherently uncertain, and it is possible that one or more of such matters currently pending or threatened could have an unanticipated material adverse effect on our liquidity, consolidated financial position, results of operations, and/or our business as a whole, in the future.

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

Non-GAAP Disclosure - This discussion includes a non-GAAP financial measure of the Company’s tangible common equity (“TCE”) ratio. A non-GAAP financial measure is a numerical measure of historical or future financial performance, financial position or cash flows that excludes or includes amounts that are required to be disclosed in the most directly comparable measure calculated and presented in accordance with U.S. GAAP. The Company believes that this non-GAAP financial measure provides both management and investors a more complete understanding of the underlying operational results and trends and the Company’s marketplace performance. The presentation of this additional information is not meant to be considered in isolation or as a substitute for the numbers prepared in accordance with U.S. GAAP and may not be comparable to similarly titled measures used by other financial institutions.

Executive Summary - The Company is a one-bank holding company incorporated in 1985. The Company operates as the parent for its wholly owned subsidiary, the Bank, a national bank founded in 1890. The income of the Company is primarily derived through the operations of the Bank and the REIT.

The Bank is a full-service bank serving the needs of its local residents through 25 branches, in Nassau and Suffolk Counties, New York and loan production offices in Garden City and Melville, New York. The Bank offers a full line of domestic commercial and retail banking services and wealth management services. The Bank’s primary lending area includes all of Suffolk County and the adjacent markets of Nassau County and New York City. The Bank makes commercial real estate floating and fixed rate loans, commercial and industrial loans to manufacturers, wholesalers, distributors, developers/contractors and retailers and agricultural loans. The Bank also makes loans secured by residential mortgages, and both fixed and floating rate second mortgage loans with a variety of plans for repayment. Real estate construction loans are also offered.

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

Financial Performance Summary
As of or for the quarters ended March 31, 2014 and 2013
(dollars in thousands, except per share data)

			Over/
	Quarters ended March 31,		(under)
	2014	2013	2013
Revenue (1)	$18,390	$16,993	8.2%
Operating expenses	$13,309	$13,801	(3.6%)
Provision for loan losses	$250	$-	N/	M	(2)
Net income	$3,720	$2,709	37.3%
Net income per common share - diluted	$0.32	$0.23	39.1%
Return on average assets	0.89%	0.69%	20		bp
Return on average stockholders' equity	8.81%	6.69%	212		bp
Tier 1 leverage ratio	10.27%	9.83%	44		bp
Tier 1 risk-based capital ratio	13.57%	16.37%	(280)		bp
Total risk-based capital ratio	14.82%	17.63%	(281)		bp
Tangible common equity ratio (non-GAAP)	9.99%	10.23%	(24)		bp

bp - denotes basis points; 100 bp equals 1%.
(1) Represents net interest income plus total non-interest income.
(2) N/M - denotes % variance not meaningful for statistical purposes.

At March 31, 2014, the Company, on a consolidated basis, had total assets of $1.7 billion, total deposits of $1.5 billion and stockholders’ equity of $174 million. The Company recorded net income of $3.7 million, or $0.32 per diluted common share, for the first quarter of 2014, compared to $2.7 million, or $0.23 per diluted common share, for the same period in 2013. The 37.3% improvement in first quarter 2014 earnings versus 2013 resulted from several factors, most notably a $1.6 million increase in net interest income in 2014 coupled with a reduction in total operating expenses of $492 thousand. Partially offsetting these positive factors was a $250 thousand increase in the provision for loan losses in the first quarter of 2014 versus the comparable 2013 period, a reduction in non-interest income of $225 thousand and an increase in the Company’s effective tax rate in 2014.

The Company’s return on average assets and return on average common stockholders’ equity were 0.89% and 8.81%, respectively, in the first quarter of 2014 versus 0.69% and 6.69%, respectively, in the first quarter of 2013.

The Company experienced an overall increase in the total loan portfolio of $61 million, from $1.07 billion at December 31, 2013 to $1.13 billion at March 31, 2014, a 5.7% quarterly growth rate. The geographic and product diversification strategies implemented in our lending businesses are working well. Each of our lending businesses, commercial, multifamily and residential, are contributing to this momentum. The Company is increasing market share by preserving our eastern Suffolk lending franchise while simultaneously expanding west.

As part of the Bank’s desire to diversify its portfolio on both a product and geographic basis, an initiative aimed at the development of a multifamily mortgage portfolio has given the Bank more exposure to a favorable geographic area that had previously been a minimal segment of the portfolio. This effort is primarily concentrated in the five boroughs of New York City and targets rent-controlled or rent-stabilized buildings. It has been well-established that the incidence of loss in multifamily loan transactions is lower than almost all other loan categories as their performance over time has shown limited defaults, even during the worst period of the recent recession. The property value for these buildings is directly attributable to the cash flow from rents and the rate of return investors need on their invested capital. Rental rates are a function of demand for apartments and the vacancy rates in New York City (where the majority of the Bank’s multifamily loans are located) are currently at historical lows. Average rental rates for an apartment in Manhattan remain above $3,000/month. New apartments are coming to market but are being absorbed rapidly.

The Bank has dedicated credit analysts/underwriters and a portfolio manager for the multifamily product line that have extensive experience in this type of lending. The portfolio of multifamily loans continues to perform satisfactorily with no delinquencies reported and risk ratings solidly in the pass range. At March 31, 2014, the Company’s multifamily loans totaled $222 million, and represented 19.6% of the Company’s total loans, compared to $185 million or 17.3% at December 31, 2013.

The Company’s core deposit franchise continues to be among the best in the region. Core deposits, consisting of demand, N.O.W., saving and money market deposits, totaled $1.3 billion at March 31, 2014, representing 85% of total deposits at that date. Demand deposits totaled $633 million at March 31, 2014 and represented 42% of total deposits at that date. The deposit product mix continues to be an important strength of the Company and resulted in an average cost of funds of 17 basis points during the first quarter of 2014.

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

Allowance  for Loan  Losses - In management’s opinion, one of the most critical accounting policies impacting the Company’s financial statements is the evaluation of the allowance for loan losses. The allowance for loan losses is a valuation allowance for probable incurred losses, increased by the provision for loan losses and recoveries, and decreased by loan charge-offs. For all classes of loans, when a loan, in full or in part, is deemed uncollectible, it is charged against the allowance for loan losses. This happens when the loan is past due and the borrower has not shown the ability or intent to make the loan current, or the borrower does not have sufficient assets to pay the debt, or the value of the collateral is less than the balance of the loan and is not considered likely to improve soon. The allowance for loan losses is determined by a continuous analysis of the loan portfolio. Such analysis includes changes in the size and composition of the portfolio, the Company’s own historical loan losses, industry-wide losses, current and anticipated economic trends, and details about individual loans. It also includes estimates of the actual value of collateral, other possible sources of repayment and estimates that are susceptible to significant changes due to changes in appraisal values of collateral, national and regional economic conditions and other relevant factors. All non-accrual loans over $250 thousand in the commercial and industrial, commercial real estate and real estate construction loan classes and all TDRs are evaluated individually for impairment. All other loans are generally evaluated as homogeneous pools with similar risk characteristics. In assessing the adequacy of the allowance for loan losses, management reviews the loan portfolio by separate classes that have similar risk and collateral characteristics. These classes are commercial and industrial, commercial real estate, multifamily, real estate construction, residential mortgages, home equity and consumer loans.

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

Material Changes in Financial Condition - Total assets of the Company were $1.7 billion at March 31, 2014. When compared to December 31, 2013, total assets increased by $16 million. This change largely reflects an increase in loans of $61 million, partially offset by a decline in cash and cash equivalents of $45 million as we continue our redeployment of lower-yielding overnight interest-bearing deposits into higher yielding assets. Total loans were $1.13 billion at March 31, 2014 compared to $1.07 billion at December 31, 2013. The increase in the loan portfolio largely reflects growth of multifamily and commercial real estate loans of $37 million and $21 million, respectively, during the first quarter of 2014.

Total investment securities were $410 million at March 31, 2014 and $412 million at December 31, 2013. The decrease in the investment portfolio largely reflects principal paydowns of CMOs and MBS of U.S. Government-sponsored enterprises totaling $4 million and calls of U.S. Government agency securities of $5 million during the first quarter of 2014. These were partially offset by purchases of municipal obligations totaling $3 million. A reduction in interest rates in 2014 had a positive impact of $7 million on the fair value of the Company’s available for sale investment portfolio.

At March 31, 2014, total deposits were $1.5 billion, an increase of $13 million when compared to December 31, 2013. This increase was primarily due to higher balances of saving, N.O.W. and money market deposits of $5 million coupled with higher demand deposit balances of $5 million. Higher-cost time certificates of $100,000 or more increased $6 million, while other time deposits decreased $3 million. Core deposit balances, which consist of demand, saving, N.O.W. and money market deposits, represented 85% of total deposits at March 31, 2014 and December 31, 2013. Demand deposit balances represented 42% of total deposits at March 31, 2014 and December 31, 2013. The Company had no borrowed funds outstanding at either March 31, 2014 or December 31, 2013.

Liquidity and Capital Resources - Liquidity management is defined as both the Company’s and the Bank’s ability to meet their financial obligations on a continuous basis without material loss or disruption of normal operations. These obligations include the withdrawal of deposits on demand or at their contractual maturity, the repayment of borrowings as they mature, funding new and existing loan commitments and the ability to take advantage of business opportunities as they arise. Asset liquidity is provided by short-term investments and the marketability of securities available for sale. The Company may also leave excess reserve balances at the FRB if the rate being paid is higher than would be available from other short-term investments. Liquid assets, consisting of federal funds sold, securities available for sale and balances at the FRB, decreased to $397 million at March 31, 2014 compared to $462 million at December 31, 2013 as the Company continued to redeploy its lower-yielding cash balances into loans. These liquid assets may include assets that have been pledged against municipal deposits or short-term borrowings. In addition, the Company has pledged U.S. Government agency securities held in its available for sale portfolio, with a market value of approximately $2.6 million at March 31, 2014, as collateral for the derivative swap contracts. Liquidity is also provided by the maintenance of a base of core deposits, maturing short-term assets including cash and due from banks, the ability to sell or pledge marketable assets and access to lines of credit.

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

The Company’s primary sources of funds are cash provided by deposits and borrowings, proceeds from maturities and sales of securities available for sale and cash provided by operating activities. At March 31, 2014, total deposits were $1.5 billion, an increase of $13 million when compared to December 31, 2013. Of the total time deposits at March 31, 2014, $187 million are scheduled to mature within the next 12 months. Based on historical experience, the Company expects to be able to replace a substantial portion of those maturing deposits with comparable deposit products. At March 31, 2014 and December 31, 2013, there were no borrowings outstanding. For the three months ended March 31, 2014 and 2013, proceeds from sales and maturities of securities available for sale totaled $6 million and $17 million, respectively.

The Company’s primary uses of funds are for the origination of loans and the purchase of investment securities. For the three months ended March 31, 2014, the Company had net loan originations for portfolio of $61 million compared to $48 million for the same period in 2013. The Company purchased investment securities totaling $3 million and $49 million during the three months ended March 31, 2014 and 2013, respectively.

The Bank’s Asset/Liability and Funds Management Policy establishes specific policies and operating procedures governing liquidity levels to assist management in developing plans to address future and current liquidity needs. Management monitors the rates and cash flows from the loan and investment portfolios while also examining the maturity structure and volatility characteristics of liabilities to develop an optimum asset/liability mix. Available funding sources include retail, commercial and municipal deposits, purchased liabilities and stockholders’ equity. At March 31, 2014, access to approximately $353 million in Federal Home Loan Bank (“FHLB”) lines of credit for overnight or term borrowings with maturities of up to thirty years was available. At March 31, 2014, approximately $60 million and $10 million in unsecured and secured lines of credit, respectively, extended by correspondent banks were also available to be utilized, if needed, for short-term funding purposes. At March 31, 2014, no borrowings were outstanding under lines of credit with the FHLB or correspondent banks.

The Bank also has the ability to access the brokered deposit market. Deposits gathered through the Certificate of Deposit Account Registry Service (“CDARS”) are considered for regulatory purposes to be brokered deposits. At March 31, 2014, the Bank had $3 million in CDARS deposits outstanding.

The Company strives to maintain an efficient level of capital, commensurate with its risk profile, on which a competitive rate of return to stockholders will be realized over both the short and long term. Capital is managed to enhance stockholder value while providing flexibility for management to act opportunistically in a changing marketplace. Management continually evaluates the Company’s capital position in light of current and future growth objectives and regulatory guidelines. Total stockholders’ equity amounted to $174 million at March 31, 2014 and $167 million at December 31, 2013. The increase in stockholders’ equity versus December 31, 2013 was due to a combination of net income recorded during the first quarter of 2014 coupled with a $3 million decrease in accumulated other comprehensive loss, net of tax. The decrease in accumulated other comprehensive loss at March 31, 2014 resulted almost solely from the positive impact of a reduction in interest rates in 2014 on the value of the Company’s available for sale investment portfolio.

The Company and the Bank are subject to regulatory capital requirements. The Company’s tier 1 leverage, tier 1 risk-based and total risk-based capital ratios were 10.27%, 13.57% and 14.82%, respectively, at March 31, 2014. The Company’s capital ratios exceeded all regulatory requirements at March 31, 2014. The Bank’s tier 1 leverage, tier 1 risk-based and total risk-based capital ratios were 10.20%, 13.48% and 14.73%, respectively, at March 31, 2014. Each of these ratios exceeds the regulatory guidelines for a well-capitalized institution, the highest regulatory capital category.

The Company did not repurchase any shares of its common stock during the first quarter of 2014. Repurchase of shares will occur only if management believes that the purchase will be at prices that are accretive to earnings per share and is the most efficient use of the Company’s capital.

The Company’s tangible common equity ratio was 9.99% at March 31, 2014 compared to 9.68% at December 31, 2013 and 10.23% at March 31, 2013. The ratio of tangible common equity to tangible assets, or TCE ratio, is calculated by dividing total common stockholders’ equity by total assets, after reducing both amounts by intangible assets. The TCE ratio is not required by GAAP or by applicable bank regulatory requirements, but is a metric used by management to evaluate the adequacy of our capital levels. Since there is no authoritative requirement to calculate the TCE ratio, our TCE ratio is not necessarily comparable to similar capital measures disclosed or used by other companies in the financial services industry. Tangible common equity and tangible assets are non-GAAP financial measures and should be considered in addition to, not as a substitute for or superior to, financial measures determined in accordance with GAAP or as required by bank regulatory agencies. Set forth below are the reconciliations of tangible common equity to GAAP total common stockholders’ equity and tangible assets to GAAP total assets at March 31, 2014 (in thousands):

Total stockholders' equity	$174,171
Less: intangible assets	(2,994)
Tangible common equity	$171,177

Total assets	$1,715,816
Less: intangible assets	(2,994)
Tangible assets	$1,712,822

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management’s credit evaluation of the customer. Collateral required varies, but may include accounts receivable, inventory, equipment, real estate and income-producing commercial properties. At March 31, 2014 and December 31, 2013, commitments to originate loans and commitments under unused lines of credit for which the Bank is obligated amounted to approximately $114 million and $113 million, respectively.

Letters of credit are conditional commitments guaranteeing payments of drafts in accordance with the terms of the letter of credit agreements. Commercial letters of credit are used primarily to facilitate trade or commerce and are also issued to support public and private borrowing arrangements, bond financing and similar transactions. Collateral may be required to support letters of credit based upon management’s evaluation of the creditworthiness of each customer. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Most letters of credit expire within one year. At March 31, 2014 and December 31, 2013, letters of credit outstanding were approximately $18 million.

The Company has recorded a liability of $255 thousand for unfunded commitments at March 31, 2014.

Material Changes in Results of Operations – Comparison of the Quarters Ended March 31, 2014 and 2013 - The Company recorded net income of $3.7 million during the first quarter of 2014 versus $2.7 million in the comparable 2013 period. The improvement in 2014 net income resulted principally from a $1.6 million increase in net interest income in the first quarter of 2014 coupled with a decline in total operating expenses of $492 thousand. Partially offsetting these positive factors was a $250 thousand increase in the provision for loan losses in the first quarter of 2014, resulting from growth in loans outstanding, a reduction in non-interest income of $225 thousand and an increase in the effective tax rate in 2014.

The $1.6 million or 11.9% improvement in first quarter 2014 net interest income resulted from a $70 million increase in average total interest-earning assets, coupled with a 26 basis point improvement in the Company’s net interest margin to 4.21% in 2014 versus 3.95% in 2013. The Company’s first quarter 2014 average total interest-earning asset yield was 4.38% versus 4.16% for the comparable 2013 period. Despite lower average yields on the Company’s investment and loan portfolios, down 21 basis points and 86 basis points, respectively, in 2014 versus 2013, reflecting the lower rate environment that has been prevalent, the Company’s average balance sheet mix continued to improve as average loans increased by $299 million (38.0%) versus first quarter 2013 and low-yielding overnight interest-bearing deposits declined by $231 million (79.3%) during the same period. Liquid investments represented 4% of average total interest-earning assets in the first quarter of 2014 versus 20% a year ago. The average securities portfolio increased by $2 million to $415 million in the first quarter of 2014 versus the comparable 2013 period.

The Company’s total cost of funds, among the lowest in the industry, declined to 0.17% in the first quarter of 2014 from 0.22% a year ago. The Company’s lower funding cost resulted largely from average core deposits of $1.3 billion in 2014, with average demand deposits representing 41% of first quarter 2014 average total deposits. The average cost of time deposits declined 17 basis points to 0.62% during the first three months of 2014 compared to the same period in 2013. The Company also experienced a $20 million decrease in the average balance of time deposits for the first quarter of 2014 versus the same period in 2013.

NET INTEREST INCOME ANALYSIS
For the Three Months Ended March 31, 2014 and 2013
(unaudited, dollars in thousands)

	2014			2013
	Average		Average	Average		Average
	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost
Assets:
Interest-earning assets:
Investment securities (1)	$415,385	$3,850	3.76%	$413,591	$4,048	3.97%
Federal Reserve Bank, Federal Home Loan Bank and other stock	2,863	38	5.38	3,044	39	5.20
Federal funds sold and interest-bearing deposits	60,551	46	0.31	292,042	173	0.24
Loans (2)	1,088,253	12,976	4.84	788,788	11,082	5.70
Total interest-earning assets	1,567,052	$16,910	4.38%	1,497,465	$15,342	4.16%
Non-interest-earning assets	128,434			102,689
Total assets	$1,695,486			$1,600,154

Liabilities and stockholders' equity:
Interest-bearing liabilities:
Saving, N.O.W. and money market deposits	$668,941	$292	0.18%	$600,712	$286	0.19%
Time deposits	226,191	345	0.62	246,146	482	0.79
Total saving and time deposits	895,132	637	0.29	846,858	768	0.37
Borrowings	-	-	-	23	-	0.36
Total interest-bearing liabilities	895,132	637	0.29	846,881	768	0.37
Demand deposits	610,739			562,281
Other liabilities	18,423			26,682
Total liabilities	1,524,294			1,435,844
Stockholders' equity	171,192			164,310
Total liabilities and stockholders' equity	$1,695,486			$1,600,154
Total cost of funds			0.17%			0.22%
Net interest rate spread			4.09%			3.79%
Net interest income/margin		16,273	4.21%		14,574	3.95%
Less tax-equivalent basis adjustment		(975)			(898)
Net interest income		$15,298			$13,676

(1) Interest on securities includes the effects of tax-equivalent basis adjustments of $876 and $898 in 2014 and 2013, respectively.
(2) Interest on loans includes the effect of a tax-equivalent basis adjustment of $99 in 2014.

The $250 thousand provision for loan losses recorded during the first quarter of 2014 was due to the growth in the loan portfolio experienced during the past twelve months. The Company did not record a provision for loan losses in the first quarter of 2013. The adequacy of the provision and the resulting allowance for loan losses, which was $18 million at March 31, 2014, is determined by management’s ongoing review of the loan portfolio, including identification and review of individual problem situations that may affect a borrower’s ability to repay, delinquency and non-performing loan data including the current status of criticized and classified loans, collateral values and changes in the size and mix of the loan portfolio. (See also Critical Accounting Policies, Judgments and Estimates and Asset Quality contained herein.)

Non-interest income declined by $225 thousand in the first quarter of 2014 versus the comparable 2013 period.  This decrease was principally due to net gains on the sale of securities available for sale ($359 thousand) and on the sale of portfolio loans ($442 thousand) recorded in the first quarter of 2013. No such gains were recorded in 2014. Also contributing to the reduction in non-interest income in the first quarter of 2014 was a decline in the net gain on the sale of mortgage loans originated for sale of $433 thousand or 82.3% resulting from the negative impact of higher mortgage rates on sale and refinance activity in the local housing market. Somewhat offsetting these negative factors was a $642 thousand gain on the sale of the Mattituck branch building during the first quarter of 2014. This branch was closed in February 2014. Also offsetting the aforementioned reductions in non-interest income was a $354 thousand increase in income from the Company’s investment in bank owned life insurance. The Company had no such investment prior to June 2013.

Non-Interest Income
For the quarters ended March 31, 2014 and 2013
(dollars in thousands)

			Over/
	Quarters ended March 31,		(under)
	2014	2013	2013
Service charges on deposit accounts	$1,003	$924	8.5%
Other service charges, commissions and fees	679	710	(4.4)
Fiduciary fees	279	273	2.2
Net gain on sale of securities available for sale	-	359	(100.0)
Net gain on sale of portfolio loans	-	442	(100.0)
Net gain on sale of mortgage loans originated for sale	93	526	(82.3)
Net gain on sale of branch building	642	-	N/M (1)
Income from bank owned life insurance	354	-	N/M (1)
Other operating income	42	83	(49.4)
Total non-interest income	$3,092	$3,317	(6.8)%

(1) N/M - denotes % variance not meaningful for statistical purposes.

Total operating expenses declined by $492 thousand or 3.6% in the first quarter of 2014 versus 2013 as the result of reductions in several categories, most notably other operating expenses (down $349 thousand), occupancy (down $109 thousand), equipment (down $123 thousand), FDIC assessment (down $250 thousand) and branch consolidation costs (down $170 thousand).

The reduction in other operating expenses resulted primarily from lower OREO expenses and reduced costs associated with fees and subscriptions and property appraisals. The decreased occupancy and equipment expenses reflected cost savings from the Bank’s closing of two branches in the fourth quarter of 2013 and four branches in the first quarter of 2014, partially offset by increased snow removal costs in 2014. Due to the harsh winter weather in the Northeast, the Company recorded $207 thousand in snow removal costs for the first three months of 2014 as compared to $98 thousand for the same period in 2013. The lower FDIC assessment expense for the first quarter of 2014 compared to the same period in 2013 reflected the Bank’s lower assessment rate as it is no longer under a regulatory formal agreement. The credit to branch consolidation costs in the first quarter of 2014 resulted from a better than expected outcome on a lease termination negotiation for one of the Bank’s closed branches where an expense was recorded in the fourth quarter of 2013.

Partially offsetting the foregoing improvements were increases in employee compensation and benefits, data processing and accounting and audit fees of $279 thousand, $106 thousand and $87 thousand, respectively, with the increase in employee compensation and benefits reflecting higher expenses for long-term equity and incentive-based compensation offset, in part, by lower pension and other employee benefit expenses.

The Company recorded income tax expense of $1.1 million in the first quarter of 2014 resulting in an effective tax rate of 23.0% versus $483 thousand and an effective tax rate of 15.1% in the comparable period a year ago. The increase in the Company’s effective tax rate in 2014 versus 2013 resulted from growth in taxable income that is taxed at the Company’s marginal rate of 36.3%.

On March 31, 2014, New York Governor Andrew Cuomo signed legislation into law which implements the state’s fiscal plan for the 2014-2015 year. Portions of the new legislation significantly affect the calculation of income taxes imposed on banks operating in New York State. Furthermore, for community banks (all banks and thrifts with $8 billion or less in assets) there is a subtraction modification for a portion of interest earned on all residential and small business loans with a principal amount of up to $5 million made to New York borrowers. All banks in this category that have a REIT on April 1, 2014, and in the applicable tax year would instead get a deduction based on their REIT's dividends paid deduction.  The Company has a REIT and meets the asset size criteria.  For the Company, the impact of the legislation resulted in an increase in the net deferred tax asset at March 31, 2014, with a corresponding reduction in income tax expense, of $462 thousand. Offsetting the net income tax credit was $454 thousand in income tax expense related to the Company’s stock - based compensation included in the deferred tax asset. The adjustment relates primarily to prior periods, but management has determined that it is not material, and as such, has included it in the current quarter’s results.

Operating Expenses
For the quarters ended March 31, 2014 and 2013
(dollars in thousands)

			Over/
	Quarters ended March 31,		(under)
	2014	2013	2013
Employee compensation and benefits	$8,861	$8,582	3.3%
Occupancy expense	1,435	1,544	(7.1)
Equipment expense	449	572	(21.5)
Consulting and professional services	551	573	(3.8)
FDIC assessment	267	517	(48.4)
Data processing	573	467	22.7
Accounting and audit fees	108	21	414.3
Branch consolidation costs	(170)	-	N/M (1)
Reserve and carrying costs related to Visa shares sold	59	-	N/M (1)
Other operating expenses	1,176	1,525	(22.9)
Total operating expenses	$13,309	$13,801	(3.6)%

(1) N/M - denotes % variance not meaningful for statistical purposes.

Asset Quality - Non-accrual loans, excluding loans categorized as held for sale, totaled $14 million or 1.24% of total loans outstanding at March 31, 2014 versus $15 million or 1.42% of loans outstanding at December 31, 2013 and $14 million or 1.75% of loans outstanding at March 31, 2013. The allowance for loan losses as a percentage of total non-accrual loans amounted to 126% at March 31, 2014 versus 114% at December 31, 2013 and 124% at March 31, 2013.

The Company held no loans 90 days or more past due and still accruing at any of the reported dates. Total loans 30 - 89 days past due and accruing amounted to $4 million or 0.33% of loans outstanding at March 31, 2014 versus $3 million or 0.33% of loans outstanding at December 31, 2013 and $7 million or 0.80% of loans outstanding at March 31, 2013. The Company held no OREO at March 31, 2014 and December 31, 2013. The Company held OREO amounting to $372 thousand at March 31, 2013.

Total criticized and classified loans were $40 million at March 31, 2014, $43 million at December 31, 2013 and $85 million at March 31, 2013. Criticized loans are those loans that are not classified but require some degree of heightened monitoring. Classified loans were $33 million at March 31, 2014, $37 million at December 31, 2013 and $54 million at March 31, 2013. The allowance for loan losses as a percentage of total classified loans was 53%, 47% and 33%, respectively, at the same dates.

At March 31, 2014, the Company had $16 million in TDRs, primarily consisting of commercial and industrial loans, commercial real estate loans and residential mortgages totaling $6 million, $6 million and $4 million, respectively. At March 31, 2014, $11 million of the TDRs were current and accruing and $5 million were on non-accrual status. The Company had TDRs amounting to $16 million at December 31, 2013 and March 31, 2013.

Net loan recoveries of $224 thousand were recorded in the first quarter of 2014 versus net loan charge-offs of $1.6 million in the fourth quarter of 2013 and net loan recoveries of $53 thousand in the first quarter of 2013. As a percentage of average total loans outstanding, these net amounts represented, on an annualized basis, (0.08%) for the first quarter of 2014, 0.61% for the fourth quarter of 2013 and (0.03%) for the first quarter of 2013. Included in fourth quarter 2013 net charge-offs were $1.5 million in charge-offs related to the sale of non-accrual and classified loans during the quarter.

At March 31, 2014, the Company’s allowance for loan losses amounted to $18 million or 1.57% of period-end loans outstanding. The allowance as a percentage of loans outstanding was 1.62% at December 31, 2013 and 2.16% at March 31, 2013.

The Company recorded a $250 thousand consolidated provision for loan losses for the three months ended March 31, 2014, as compared to no provision for the comparable 2013 period, largely due to growth in the loan portfolio experienced during the past twelve months. The adequacy of the provision and the resulting allowance for loan losses, which was $18 million at March 31, 2014, is determined by management’s ongoing review of the loan portfolio, including identification and review of individual problem situations that may affect a borrower’s ability to repay, delinquency and non-performing loan data including the current status of criticized and classified loans, collateral values and changes in the size and mix of the loan portfolio.

Management has determined that the current level of the allowance for loan losses is adequate in relation to the probable inherent losses present in the portfolio. The Company continues to have an allowance for loan losses that compares favorably to both our local and national peer groups as defined in the Uniform Bank Performance Report (“UBPR”). As per the most recent UBPR reports at December 31, 2013, the national peer group’s allowance for loan losses to total loans was 1.59% as compared to the Company’s ratios of 1.57% and 1.62% at March 31, 2014 and December 31, 2013, respectively. In comparison to the Company’s local peer group, the Company’s allowance for loan losses to total loans exceeded those peers, on average, by 54 basis points at December 31, 2013. Earnings results announced by commercial banks for the first quarter of 2014 indicate that many institutions continue to release reserves, to the extent that provisions are now typically less than quarterly net charge-offs. The Company believes its allowance for loan losses is adequate and will remain comparable to its peers.

Loan portfolio growth was strong during the first quarter of 2014, primarily in commercial real estate and multifamily loans. At March 31, 2014, the Company’s allowance for loan losses included an unallocated portion totaling $1.6 million. Loan growth, including multifamily loans, is expected to continue throughout 2014. An unallocated portion of the reserve is considered a prudent option until these loans to new borrowers establish satisfactory payment patterns.

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

ANALYSIS OF NON-PERFORMING ASSETS
AND THE ALLOWANCE FOR LOAN LOSSES
March 31, 2014 versus December 31, 2013 and March 31, 2013
(dollars in thousands)

NON-PERFORMING ASSETS BY TYPE:
	At
	3/31/2014	12/31/2013	3/31/2013
Non-accrual loans	$14,059	$15,183	$14,420
Non-accrual loans held for sale	-	-	-
Loans 90 days or more past due and still accruing	-	-	-
OREO	-	-	372
Total non-performing assets	$14,059	$15,183	$14,792

Gross loans outstanding	$1,129,818	$1,068,848	$824,399
Total loans held for sale	$190	$175	$2,494

ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES:
	Quarter Ended
	3/31/2014	12/31/2013	3/31/2013
Beginning balance	$17,263	$17,619	$17,781
Provision	250	1,250	-
Charge-offs	(117)	(2,136)	(359)
Recoveries	341	530	412
Ending balance	$17,737	$17,263	$17,834

KEY RATIOS:
	At
	3/31/2014	12/31/2013	3/31/2013
Allowance as a % of total loans (1)	1.57%	1.62%	2.16%

Non-accrual loans as a % of total loans (1)	1.24%	1.42%	1.75%

Non-performing assets as a % of total loans, loans held for sale and OREO	1.24%	1.42%	1.79%

Allowance for loan losses as a % of non-accrual loans (1)	126%	114%	124%

Allowance for loan losses as a % of non-accrual loans and loans 90 days or more past due and still accruing (1)	126%	114%	124%

(1) Excludes loans held for sale.

ITEM 3. - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company originates and invests in interest-earning assets and solicits interest-bearing deposit accounts. The Company’s operations are subject to market risk resulting from fluctuations in interest rates to the extent that there is a difference between the amounts of interest-earning assets and interest-bearing liabilities that are prepaid, withdrawn, mature, or repriced in any given period of time. The Company’s earnings or the net value of its portfolio will change under different interest rate scenarios. The principal objective of the Company’s asset/liability management program is to maximize net interest income within an acceptable range of overall risk, including both the effect of changes in interest rates and liquidity risk. The Company’s exposure to interest-rate risk has not changed materially since December 31, 2013.

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

There were no changes to the Company’s internal control over financial reporting as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act that occurred in the first quarter of 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

ITEM 1. - LEGAL PROCEEDINGS

See the information set forth in Note 10—Legal Proceedings in the Notes to Unaudited Condensed Consolidated Financial Statements under Part I, Item I, which information is incorporated by reference in response to this item.

ITEM 1A. – RISK FACTORS

There are no material changes from the risks disclosed in the Risk Factors section of our annual report on Form 10-K for the year ended December 31, 2013, except as discussed below.

The Company’s loan portfolio has a high concentration of commercial real estate loans (exclusive of multifamily loans) and its business may be adversely affected by credit risk associated with commercial real estate and a decline in property values.

At March 31, 2014, $490 million, or 43% of the Company’s total gross loan portfolio, was comprised of commercial real estate (exclusive of multifamily loans). This type of lending is generally sensitive to regional and local economic conditions that significantly impact the ability of borrowers to meet their loan payment obligations, making loss levels difficult to predict. Although real estate prices have shown signs of improvement, a decline in real estate values may reduce the value of the real estate collateral securing these types of loans and increase the risk that the Company would incur losses if borrowers default on their loans.

Of these commercial real estate loans, $295 million represents loans secured by owner-occupied properties for which the primary source of repayment is the cash flow from the ongoing operations and activities conducted by the party, or an affiliate of the party, who owns the property. Thus, such loans may entail less risk as the primary source of repayment is not derived from third party, nonaffiliated, rental income associated with the property or the proceeds of the sale, refinancing or permanent financing of the property.

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

SUFFOLK BANCORP

Date: May 1, 2014	/s/ Howard C. Bluver
Howard C. Bluver
President & Chief Executive Officer
(principal executive officer)

Date: May 1, 2014	/s/ Brian K. Finneran
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