Form 10-Q
period 2014-06-30
SUFFOLK BANCORP
filed 2014-07-30
CIK 754673

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: JUNE 30, 2014

or

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

Yes ☐    No ☒

As of July 15, 2014, there were 11,653,098 shares of registrant’s Common Stock outstanding.

SUFFOLK BANCORP
Form 10-Q
For the Quarterly Period Ended June 30, 2014

PART I
ITEM 1. – FINANCIAL STATEMENTS

SUFFOLK BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CONDITION (UNAUDITED)
June 30, 2014 and December 31, 2013
(dollars in thousands, except per share data)

	June 30, 2014	December 31, 2013
ASSETS
Cash and cash equivalents
Cash and non-interest-bearing deposits due from banks	$62,386	$69,065
Interest-bearing deposits due from banks	34,540	62,287
Federal funds sold	1,102	1,000
Total cash and cash equivalents	98,028	132,352
Interest-bearing time deposits in other banks	10,000	10,000
Federal Reserve Bank, Federal Home Loan Bank and other stock	3,201	2,863
Investment securities:
Available for sale, at fair value	321,574	400,780
Held to maturity (fair value of $63,280 and $12,234, respectively)	61,839	11,666
Total investment securities	383,413	412,446
Loans	1,195,496	1,068,848
Allowance for loan losses	18,478	17,263
Net loans	1,177,018	1,051,585
Loans held for sale	573	175
Premises and equipment, net	24,070	25,261
Bank owned life insurance	44,475	38,755
Deferred taxes	10,956	13,953
Income tax receivable	1,373	-
Accrued interest and loan fees receivable	5,607	5,441
Goodwill and other intangibles	2,986	2,978
Other assets	3,539	4,007
TOTAL ASSETS	$1,765,239	$1,699,816

LIABILITIES & STOCKHOLDERS' EQUITY
Demand deposits	$676,415	$628,616
Saving, N.O.W. and money market deposits	662,789	656,366
Time certificates of $100,000 or more	166,901	158,337
Other time deposits	62,098	66,742
Total deposits	1,568,203	1,510,061
Unfunded pension liability	75	258
Capital leases	4,563	4,612
Other liabilities	12,093	17,687
TOTAL LIABILITIES	1,584,934	1,532,618
COMMITMENTS AND CONTINGENT LIABILITIES
STOCKHOLDERS' EQUITY
Common stock (par value $2.50; 15,000,000 shares authorized; 13,818,836 shares and 13,738,752 shares issued at June 30, 2014 and December 31, 2013, respectively; 11,653,098 shares and 11,573,014 shares outstanding at June 30, 2014 and December 31, 2013, respectively)	34,548	34,348
Surplus	43,515	43,280
Retained earnings	109,764	102,273
Treasury stock at par (2,165,738 shares)	(5,414)	(5,414)
Accumulated other comprehensive loss, net of tax	(2,108)	(7,289)
TOTAL STOCKHOLDERS' EQUITY	180,305	167,198
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,765,239	$1,699,816

See accompanying notes to unaudited condensed consolidated financial statements.

SUFFOLK BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
For the Three and Six Months Ended June 30, 2014 and 2013
(dollars in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
INTEREST INCOME
Loans and loan fees	$13,203	$11,250	$26,080	$22,332
U.S. Government agency obligations	591	480	1,219	813
Obligations of states and political subdivisions	1,489	1,489	2,994	2,989
Collateralized mortgage obligations	224	546	474	1,381
Mortgage-backed securities	500	474	1,001	839
Corporate bonds	87	96	177	213
Federal funds sold and interest-bearing deposits due from banks	42	189	88	362
Dividends	35	36	73	75
Total interest income	16,171	14,560	32,106	29,004
INTEREST EXPENSE
Saving, N.O.W. and money market deposits	287	294	579	580
Time certificates of $100,000 or more	234	294	468	594
Other time deposits	103	159	214	341
Borrowings	5	-	5	-
Total interest expense	629	747	1,266	1,515
Net interest income	15,542	13,813	30,840	27,489
Provision for loan losses	250	-	500	-
Net interest income after provision for loan losses	15,292	13,813	30,340	27,489
NON-INTEREST INCOME
Service charges on deposit accounts	944	951	1,947	1,875
Other service charges, commissions and fees	892	813	1,571	1,523
Fiduciary fees	280	263	559	536
Net (loss) gain on sale of securities available for sale	(23)	33	(23)	392
Net gain on sale of portfolio loans	-	3	-	445
Net gain on sale of mortgage loans originated for sale	70	305	163	831
Net gain on sale of premises and equipment	110	-	752	-
Income from bank owned life insurance	366	42	720	42
Other operating income	39	54	81	137
Total non-interest income	2,678	2,464	5,770	5,781
OPERATING EXPENSES
Employee compensation and benefits	8,488	6,746	17,349	15,328
Occupancy expense	1,411	1,658	2,846	3,202
Equipment expense	434	557	883	1,129
Consulting and professional services	639	573	1,190	1,146
FDIC assessment	268	524	535	1,041
Data processing	559	749	1,132	1,216
Accounting and audit fees	110	178	218	199
Branch consolidation costs	(279)	-	(449)	-
Reserve and carrying costs related to Visa shares sold	56	-	115	-
Other operating expenses	1,466	1,707	2,642	3,232
Total operating expenses	13,152	12,692	26,461	26,493
Income before income tax expense	4,818	3,585	9,649	6,777
Income tax expense	1,047	816	2,158	1,299
NET INCOME	$3,771	$2,769	$7,491	$5,478
EARNINGS PER COMMON SHARE - BASIC	$0.33	$0.24	$0.65	$0.47
EARNINGS PER COMMON SHARE - DILUTED	$0.32	$0.24	$0.64	$0.47
WEIGHTED AVERAGE COMMON SHARES - BASIC	11,575,322	11,570,450	11,574,174	11,568,410
WEIGHTED AVERAGE COMMON SHARES - DILUTED	11,647,921	11,576,170	11,639,298	11,568,415

See accompanying notes to unaudited condensed consolidated financial statements.

SUFFOLK BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
For the Three and Six Months Ended June 30, 2014 and 2013
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Net income	$3,771	$2,769	$7,491	$5,478
Other comprehensive income (loss), net of tax and reclassification adjustments:
Net change in unrealized gain (loss) on securities available for sale arising during the period	2,093	(9,222)	5,181	(10,442)
Pension and post-retirement plan benefit obligation	-	(277)	-	(277)
Total other comprehensive income (loss), net of tax	2,093	(9,499)	5,181	(10,719)
Total comprehensive income (loss)	$5,864	$(6,730)	$12,672	$(5,241)

See accompanying notes to unaudited condensed consolidated financial statements.

SUFFOLK BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF
CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)
For the Six Months Ended June 30, 2014 and 2013
(in thousands)

	Six Months Ended June 30,
	2014	2013
Common stock
Balance, January 1	$34,348	$34,330
Stock options exercised	8	17
Stock-based compensation	192	-
Ending balance	34,548	34,347
Surplus
Balance, January 1	43,280	42,628
Stock options exercised	42	73
Stock-based compensation	193	198
Ending balance	43,515	42,899
Retained earnings
Balance, January 1	102,273	89,555
Net income	7,491	5,478
Ending balance	109,764	95,033
Treasury stock
Balance, January 1	(5,414)	(5,414)
Ending balance	(5,414)	(5,414)
Accumulated other comprehensive loss, net of tax
Balance, January 1	(7,289)	2,886
Other comprehensive income (loss)	5,181	(10,719)
Ending balance	(2,108)	(7,833)
Total stockholders' equity	$180,305	$159,032

See accompanying notes to unaudited condensed consolidated financial statements.

SUFFOLK BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
For the Six Months Ended June 30, 2014 and 2013
(in thousands)

	Six Months Ended June 30,
	2014	2013
NET INCOME	$7,491	$5,478
ADJUSTMENTS TO RECONCILE NET INCOME
TO NET CASH PROVIDED BY OPERATING ACTIVITIES
Provision for loan losses	500	-
Depreciation and amortization	1,194	1,382
Stock-based compensation	385	198
Net amortization of premiums	585	664
Originations of mortgage loans for sale	(7,661)	(32,570)
Proceeds from sale of mortgage loans originated for sale	7,426	36,719
Gain on sale of mortgage loans originated for sale	(163)	(831)
Gain on sale of portfolio loans	-	(445)
Increase in other intangibles	(8)	(280)
Deferred tax (benefit) expense	(43)	1,212
(Increase) decrease in income tax receivable	(1,373)	40
Increase in accrued interest and loan fees receivable	(166)	(139)
Decrease in other assets	468	1,948
Adjustment to unfunded pension liability	(183)	(32)
Decrease in other liabilities	(5,594)	(3,765)
Income from bank owned life insurance	(720)	(42)
Gain on sale of premises and equipment	(752)	-
Loss on sale of OREO	-	47
Loss (gain) on sale of securities available for sale	23	(392)
Net cash provided by operating activities	1,409	9,192
CASH FLOWS FROM INVESTING ACTIVITIES
Principal payments on investment securities	6,880	37,438
Proceeds from sale of investment securities - available for sale	20,604	13,427
Maturities of investment securities - available for sale	11,955	20,780
Purchases of investment securities - available for sale	(800)	(115,803)
Maturities of investment securities - held to maturity	841	1,268
Purchases of investment securities - held to maturity	(2,834)	(600)
Increase in interest-bearing time deposits in other banks	-	(10,000)
(Increase) decrease in Federal Reserve Bank, Federal Home Loan Bank and other stock	(338)	127
Proceeds from sale of portfolio loans	-	1,349
Loan originations - net	(125,933)	(119,736)
Proceeds from sale of premises and equipment	1,064	-
Proceeds from sale of other real estate owned ("OREO")	-	1,525
Increase in bank owned life insurance	(5,000)	(38,000)
Purchases of premises and equipment - net	(315)	(774)
Net cash used in investing activities	(93,876)	(208,999)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposit accounts	58,142	34,340
Proceeds from stock options exercised	50	90
Decrease in capital lease payable	(49)	(33)
Net cash provided by financing activities	58,143	34,397
NET DECREASE IN CASH AND CASH EQUIVALENTS	(34,324)	(165,410)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	132,352	385,806
CASH AND CASH EQUIVALENTS, END OF PERIOD	$98,028	$220,396
SUPPLEMENTAL DATA:
Interest paid	$1,271	$1,540
Income taxes paid	$3,641	$41
Investment securities transferred from available for sale to held to maturity	$48,147	$-

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

In the opinion of the Company’s management, the preceding unaudited interim condensed consolidated financial statements contain all adjustments, consisting of normal accruals, necessary for a fair presentation of its condensed consolidated statements of condition as of June 30, 2014 and December 31, 2013, its condensed consolidated statements of operations for the three and six months ended June 30, 2014 and 2013, its condensed consolidated statements of comprehensive income (loss) for the three and six months ended June 30, 2014 and 2013, its condensed consolidated statements of changes in stockholders’ equity for the six months ended June 30, 2014 and 2013 and its condensed consolidated statements of cash flows for the six months ended June 30, 2014 and 2013.

The preceding unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X, as well as in accordance with predominant practices within the banking industry. They do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates. The results of operations for the three and six months ended June 30, 2014 are not necessarily indicative of the results of operations to be expected for the remainder of the year. For further information, please refer to the audited consolidated financial statements and footnotes thereto included in the Company’s 2013 Annual Report on Form 10-K.

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

Interest income is accrued on the unpaid loan principal balance. Recognition of interest income is discontinued when reasonable doubt exists as to whether principal or interest due can be collected. Loans of all classes will generally no longer accrue interest when over 90 days past due unless the loan is well-secured and in process of collection. When a loan is placed on non-accrual status, all interest previously accrued, but not collected, is reversed against current-year interest income. Interest received on such loans is applied against principal or interest, according to management’s judgment as to the collectability of the principal, until qualifying for return to accrual status. Loans may start accruing interest again when they become current as to principal and interest for at least six months, and when, after a well-documented analysis by management, it has been determined that the loans can be collected in full.  For all classes of loans, an impaired loan is defined as a loan for which it is probable that the lender will not collect all amounts due under the contractual terms of the loan agreement. Loans for which the terms have been modified resulting in a concession, and for which the borrower is experiencing financial difficulties are considered troubled debt restructurings (“TDRs”) and are classified as impaired. Generally, TDRs are initially classified as non-accrual until sufficient time has passed to assess whether the restructured loan will continue to perform. For impaired, accruing loans, interest income is recognized on an accrual basis with cash offsetting the recorded accruals upon receipt.

Allowance for Loan Losses - The allowance for loan losses is a valuation allowance for probable incurred losses, increased by the provision for loan losses and recoveries, and decreased by loan charge-offs. For all classes of loans, when a loan, in full or in part, is deemed uncollectible, it is charged against the allowance for loan losses. This happens when the loan is past due and the borrower has not shown the ability or intent to make the loan current, or the borrower does not have sufficient assets to pay the debt, or the value of the collateral is less than the balance of the loan and is not considered likely to improve soon. The allowance for loan losses is determined by a quarterly analysis of the loan portfolio. Such analysis includes changes in the size and composition of the portfolio, the Company’s own historical loan losses, industry-wide losses, current and anticipated economic trends, and details about individual loans. It also includes estimates of the actual value of collateral, other possible sources of repayment and estimates that are susceptible to significant changes due to changes in appraisal values of collateral, national and regional economic conditions and other relevant factors. All non-accrual loans over $250 thousand in the commercial and industrial, commercial real estate and real estate construction loan classes and all TDRs are evaluated individually for impairment. All other loans are generally evaluated as homogeneous pools with similar risk characteristics. In assessing the adequacy of the allowance for loan losses, management reviews the loan portfolio by separate classes that have similar risk and collateral characteristics. These classes are commercial and industrial, commercial real estate, multifamily, mixed use commercial, real estate construction, residential mortgages, home equity and consumer loans.

The allowance for loan losses consists of specific and general components. The specific component relates to loans that are individually classified as impaired. Specific reserves are established based on an analysis of the most probable sources of repayment or liquidation of collateral. Impaired loans that are collateral dependent are reviewed based on the fair market value of collateral and the estimated time required to recover the Company’s investment in the loans, as well as the cost of doing so, and the estimate of the recovery. Non-collateral dependent impaired loans are reviewed based on the present value of estimated future cash flows, including balloon payments, if any, using the loan’s effective interest rate. While every impaired loan is evaluated individually, not every loan requires a specific reserve. Specific reserves fluctuate based on changes in the underlying loans, anticipated sources of repayment, and charge-offs. The general component covers non-impaired loans and is based on historical loss experience for each loan class from a rolling twelve quarter period and modifying those percentages, if necessary, after adjusting for current qualitative and environmental factors that reflect changes in the estimated collectability of the loan class not captured by historical loss data.  These factors augment actual loss experience and help estimate the probability of loss within the loan portfolio based on emerging or inherent risk trends. These qualitative factors are applied as an adjustment to historical loss rates and require judgments that cannot be subjected to exact mathematical calculation. These adjustments reflect management’s overall estimate of the extent to which current losses on a pool of loans will differ from historical loss experience. These adjustments are subjective estimates and management reviews them on a quarterly basis. TDRs are also considered impaired with impairment generally measured at the present value of estimated future cash flows using the loan’s effective interest rate at inception or using the fair value of collateral, less estimated costs to sell, if repayment is expected solely from the collateral.

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

Recent Accounting Guidance – In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606), “Revenue from Contracts with Customers,” which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of the ASU is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. The ASU defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. The ASU is effective for annual periods beginning after December 15, 2016, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting the ASU recognized at the date of adoption (which includes additional footnote disclosures). The Company has not yet determined the method by which it will adopt ASU 2014-09 in 2017 and does not believe that the adoption will have a material effect on the Company’s consolidated financial statements.

In January 2014, the FASB issued ASU 2014-04, Receivables—Troubled Debt Restructurings by Creditors (Topic 310), “Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure,” to clarify when an in substance repossession or foreclosure occurs, that is, when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan receivable should be derecognized and the real estate property recognized. The ASU requires interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2014. Management intends to adopt ASU 2014-04 on January 1, 2015 and does not believe that the adoption will have a material effect on the Company’s consolidated financial statements.

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

2. ACCUMULATED OTHER COMPREHENSIVE INCOME (“AOCI”)
The changes in the Company’s AOCI by component, net of tax, for the three and six months ended June 30, 2014 and 2013 follow (in thousands). The increase in net unrealized gains on available for sale securities for the three and six months ended June 30, 2014 resulted almost solely from the positive impact of a reduction in interest rates in 2014.

	Three Months Ended June 30, 2014			Three Months Ended June 30, 2013
	Unrealized Gains and Losses on Available for Sale Securities	Pension and Post-Retirement Plan Items	Total	Unrealized Gains and Losses on Available for Sale Securities	Pension and Post-Retirement Plan Items	Total
Beginning balance	$(1,007)	$(3,194)	$(4,201)	$9,333	$(7,667)	$1,666
Other comprehensive income (loss) before reclassifications	2,079	-	2,079	(9,201)	(277)	(9,478)
Amounts reclassified from AOCI	14	-	14	(21)	-	(21)
Net other comprehensive income (loss)	2,093	-	2,093	(9,222)	(277)	(9,499)
Ending balance	$1,086	$(3,194)	$(2,108)	$111	$(7,944)	$(7,833)

	Six Months Ended June 30, 2014			Six Months Ended June 30, 2013
	Unrealized Gains and Losses on Available for Sale Securities	Pension and Post-Retirement Plan Items	Total	Unrealized Gains and Losses on Available for Sale Securities	Pension and Post-Retirement Plan Items	Total
Beginning balance	$(4,095)	$(3,194)	$(7,289)	$10,553	$(7,667)	$2,886
Other comprehensive income (loss) before reclassifications	5,167	-	5,167	(10,192)	(277)	(10,469)
Amounts reclassified from AOCI	14	-	14	(250)	-	(250)
Net other comprehensive income (loss)	5,181	-	5,181	(10,442)	(277)	(10,719)
Ending balance	$1,086	$(3,194)	$(2,108)	$111	$(7,944)	$(7,833)

The table below presents reclassifications out of AOCI for the three and six months ended June 30, 2014 and 2013 (in thousands).

	Amount Reclassified from AOCI
	Three Months Ended June 30,		Affected Line Item in the Statement
Details about AOCI Components	2014	2013	Where Net Income is Presented
Unrealized gains and losses on available for sale securities	$(23)	$33	Net (loss) gain on sale of securities available for sale

	9	(12)	Income tax expense

Total reclassifications, net of tax	$(14)	$21

	Amount Reclassified from AOCI
	Six Months Ended June 30,		Affected Line Item in the Statement
Details about AOCI Components	2014	2013	Where Net Income is Presented
Unrealized gains and losses on available for sale securities	$(23)	$392	Net (loss) gain on sale of securities available for sale

	9	(142)	Income tax expense

Total reclassifications, net of tax	$(14)	$250

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

During the first half of 2014, investment securities totaling $48 million were transferred from available for sale to held to maturity. At the time of transfer, the securities were carried at unrealized losses. In accordance with ASC 320-10-35-10, the securities were transferred at fair value, which became the amortized cost. The discount will be accreted to interest income over the remaining life of the security. The unrealized holding losses at the date of transfer remained in AOCI and will be amortized simultaneously against interest income. Those entries will offset or mitigate each other. For regulatory capital purposes, the unamortized AOCI related to these securities is treated in the same manner as an available for sale debt security.

The amortized cost, estimated fair value and gross unrealized gains and losses of the Company’s investment securities available for sale and held to maturity at June 30, 2014 and December 31, 2013 were as follows (in thousands):

	June 30, 2014				December 31, 2013
		Gross	Gross	Estimated		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
Available for sale:
U.S. Government agency securities	$47,472	$-	$(1,475)	$45,997	$109,315	$-	$(9,220)	$100,095
Obligations of states and political subdivisions	142,213	8,438	-	150,651	148,664	8,499	-	157,163
Collateralized mortgage obligations	24,789	754	(584)	24,959	30,335	557	(788)	30,104
Mortgage-backed securities	95,831	15	(2,242)	93,604	103,332	19	(5,584)	97,767
Corporate bonds	6,361	50	(48)	6,363	15,565	264	(178)	15,651
Total available for sale securities	316,666	9,257	(4,349)	321,574	407,211	9,339	(15,770)	400,780
Held to maturity:
U.S. Government agency securities	48,233	713	(57)	48,889	-	-	-	-
Obligations of states and political subdivisions	13,606	785	-	14,391	11,666	655	(87)	12,234
Total held to maturity securities	61,839	1,498	(57)	63,280	11,666	655	(87)	12,234
Total investment securities	$378,505	$10,755	$(4,406)	$384,854	$418,877	$9,994	$(15,857)	$413,014

At June 30, 2014 and December 31, 2013, investment securities carried at $280 million and $292 million, respectively, were pledged for trust deposits, public funds on deposit and as collateral for the derivative swap contracts.

The amortized cost, contractual maturities and estimated fair value of the Company’s investment securities at June 30, 2014 (in thousands) are presented in the table below. Collateralized mortgage obligations (“CMOs”) and mortgage-backed securities (“MBS”) assume maturity dates pursuant to average lives.

	June 30, 2014
	Amortized	Estimated
	Cost	Fair Value
Securities available for sale:
Due in one year or less	$11,414	$11,653
Due from one to five years	144,619	150,576
Due from five to ten years	155,633	154,368
Due after ten years	5,000	4,977
Total securities available for sale	316,666	321,574
Securities held to maturity:
Due in one year or less	1,710	1,774
Due from one to five years	5,015	5,522
Due from five to ten years	32,005	32,091
Due after ten years	23,109	23,893
Total securities held to maturity	61,839	63,280
Total investment securities	$378,505	$384,854

The proceeds from sales of securities available for sale and the associated net realized (losses) gains are shown below for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Proceeds	$20,604	$2,952	$20,604	$13,427

Gross realized gains	$229	$33	$229	$392
Gross realized losses	252	-	252	-
Net realized (losses) gains	$(23)	$33	$(23)	$392

Information pertaining to securities with unrealized losses at June 30, 2014 and December 31, 2013, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows (in thousands):

	Less than 12 months		12 months or longer		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
June 30, 2014	Fair value	Losses	Fair value	Losses	Fair value	Losses
U.S. Government agency securities	$-	$-	$62,808	$1,532	$62,808	$1,532
Collateralized mortgage obligations	114	-	8,617	584	8,731	584
Mortgage-backed securities	-	-	93,370	2,242	93,370	2,242
Corporate bonds	-	-	2,951	48	2,951	48
Total	$114	$-	$167,746	$4,406	$167,860	$4,406

	Less than 12 months		12 months or longer		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
December 31, 2013	Fair value	Losses	Fair value	Losses	Fair value	Losses
U.S. Government agency securities	$86,590	$7,726	$13,505	$1,494	$100,095	$9,220
Obligations of states and political subdivisions	3,932	87	-	-	3,932	87
Collateralized mortgage obligations	2,935	160	5,713	628	8,648	788
Mortgage-backed securities	84,869	4,850	12,637	734	97,506	5,584
Corporate bonds	8,681	178	-	-	8,681	178
Total	$187,007	$13,001	$31,855	$2,856	$218,862	$15,857

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

Upon review of the considerations mentioned here, no OTTI was deemed to be warranted at June 30, 2014.

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

During the third and fourth quarters of 2013, the Bank sold 100,000 Visa Class B shares to another Visa USA member financial institution at a gross pre-tax gain of approximately $7.8 million which was recorded in non-interest income in the Company’s statement of operations. In conjunction with the sale, the Company entered into derivative swap contracts with the purchaser of these Visa Class B shares which provide for settlements between the purchaser and the Company based upon a change in the ratio for conversion of Visa Class B shares into Visa Class A shares.

Also during the third and fourth quarters of 2013, the Company recorded a total of $932 thousand in operating expenses and in other liabilities on the balance sheet, representing the estimate of the Company’s exposure to the settlement of the Visa litigation or the derivative liability. A relatively high degree of subjectivity was used in estimating the fair value of this derivative liability, but management believes that the estimate of its fair value was reasonable based on the available information. The present value of estimated future fees to be paid to the derivative counterparty, or carrying costs, calculated by reference to the market price of the Visa Class A shares at a fixed rate of interest are expensed as incurred. For the three and six months ended June 30, 2014, $56 thousand and $115 thousand, respectively, in such carrying costs was expensed.

Management believes that the estimate of the Company’s exposure to the Visa indemnification and fees associated with the derivatives are adequate based on current information. However, future developments in the litigation could require potentially significant changes to the estimate.

The Company has pledged U.S. Government agency securities held in its available for sale portfolio, with a market value of approximately $3 million at June 30, 2014, as collateral for the derivative swap contracts.

At June 30, 2014, the Company still owned 38,638 Visa Class B shares subsequent to the sales described here. Based on the existing transfer restriction and the uncertainty of the litigation, these Visa Class B shares continue to be carried on the Company’s balance sheet at zero value. Upon termination of the existing transfer restriction and settlement of the litigation, and to the extent that the Company continues to own such Visa Class B shares in the future, the Company expects to record its Visa Class B shares at fair value.

4. LOANS
At June 30, 2014 and December 31, 2013, net loans disaggregated by class consisted of the following (in thousands):

	June 30, 2014	December 31, 2013
Commercial and industrial	$181,318	$171,199
Commercial real estate	487,901	464,560
Multifamily	245,122	184,624
Mixed use commercial	26,132	4,797
Real estate construction	15,601	6,565
Residential mortgages	176,370	169,552
Home equity	54,197	57,112
Consumer	8,855	10,439
Gross loans	1,195,496	1,068,848
Allowance for loan losses	(18,478)	(17,263)
Net loans at end of period	$1,177,018	$1,051,585

The following summarizes the activity in the allowance for loan losses disaggregated by class for the periods indicated (in thousands).

	Three months ended June 30, 2014					Three months ended June 30, 2013
	Balance at beginning of period	Charge-offs	Recoveries	Provision (credit) for loan losses	Balance at end of period	Balance at beginning of period	Charge-offs	Recoveries	(Credit) provision for loan losses	Balance at end of period
Commercial and industrial	$2,481	$(200)	$211	$440	$2,932	$5,345	$(1,279)	$911	$(199)	$4,778
Commercial real estate	7,208	-	485	206	7,899	5,718	-	1	802	6,521
Multifamily	2,640	-	-	(196)	2,444	852	-	-	(323)	529
Mixed use commercial	87	-	-	125	212	-	-	-	180	180
Real estate construction	217	-	-	13	230	845	-	-	(567)	278
Residential mortgages	2,627	(32)	4	51	2,650	2,441	(74)	-	(26)	2,341
Home equity	718	-	18	25	761	924	-	1	134	1,059
Consumer	186	(2)	7	(25)	166	245	(111)	10	103	247
Unallocated	1,573	-	-	(389)	1,184	1,464	-	-	(104)	1,360
Total	$17,737	$(234)	$725	$250	$18,478	$17,834	$(1,464)	$923	$-	$17,293

	Six months ended June 30, 2014					Six months ended June 30, 2013
	Balance at beginning of period	Charge-offs	Recoveries	Provision (credit) for loan losses	Balance at end of period	Balance at beginning of period	Charge-offs	Recoveries	(Credit) provision for loan losses	Balance at end of period
Commercial and industrial	$2,615	$(315)	$503	$129	$2,932	$6,181	$(1,627)	$1,210	$(986)	$4,778
Commercial real estate	6,572	-	497	830	7,899	5,965	-	73	483	6,521
Multifamily	2,159	-	-	285	2,444	150	-	-	379	529
Mixed use commercial	54	-	-	158	212	34	-	-	146	180
Real estate construction	88	-	-	142	230	141	-	-	137	278
Residential mortgages	2,463	(32)	8	211	2,650	1,576	(74)	1	838	2,341
Home equity	745	-	45	(29)	761	907	-	2	150	1,059
Consumer	241	(4)	13	(84)	166	189	(122)	49	131	247
Unallocated	2,326	-	-	(1,142)	1,184	2,638	-	-	(1,278)	1,360
Total	$17,263	$(351)	$1,066	$500	$18,478	$17,781	$(1,823)	$1,335	$-	$17,293

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

The general component of the allowance covers non-impaired loans and is based on historical loss experience, adjusted for qualitative factors.  The historical loss experience is determined by loan class, and is based on the actual loss history experienced by the Company over a rolling twelve quarter period. This actual loss experience is supplemented with other qualitative factors based on the risks present for each loan class. These qualitative factors include consideration of the following:  levels of and trends in delinquencies and impaired loans; levels of and trends in charge-offs and recoveries; trends in volume and terms of loans; effects of any changes in risk selection and underwriting standards; other changes in lending policies, procedures and practices; experience, ability, and depth of lending management and other relevant staff; local, regional and national economic trends and conditions; industry conditions; and effects of changes in credit concentrations. The following loan classes have been identified: commercial and industrial, commercial real estate, multifamily, mixed use commercial, real estate construction, residential mortgages, home equity and consumer loans.

The Company recorded a $250 thousand provision for loan losses for the three months ended June 30, 2014 due to growth in the loan portfolio. The Company did not record a provision for loan losses in the second quarter of 2013.

For the three months ended June 30, 2014, the ending balance of the Company’s allowance for loan losses increased by $741 thousand when compared to March 31, 2014. During the second quarter of 2014, the Company increased its allowance for loan losses allocated to commercial and industrial loans (“C&I”) and commercial real estate loans (“CRE”) by $451 thousand and $691 thousand, respectively, while reducing the amount allocated to multifamily loans by $196 thousand.

The increases in the allowance for loan losses allocated to C&I and CRE loans were primarily due to higher balances of unimpaired pass rated C&I and CRE loans of $16 million and $7 million, respectively, versus March 31, 2014, coupled with increases of 0.11% and 0.09%, respectively, in the ASC 450-20 historical loss factors rates for such unimpaired pass rated loans.

The decrease in the allowance for loan losses allocated to multifamily loans during the second quarter of 2014 reflected a reduction of 0.24% in the ASC 450-20 historical loss factors rate on unimpaired pass rated multifamily loans, partially offset by a $23 million increase in the balance of unimpaired pass rated multifamily loans.

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

At June 30, 2014 and December 31, 2013, the ending balance in the allowance for loan losses disaggregated by class and impairment methodology is as follows (in thousands). Also in the tables below are total loans at June 30, 2014 and December 31, 2013 disaggregated by class and impairment methodology (in thousands).

	Allowance for Loan Losses			Loan Balances
June 30, 2014	Individually evaluated for impairment	Collectively evaluated for impairment	Ending balance	Individually evaluated for impairment	Collectively evaluated for impairment	Ending balance
Commercial and industrial	$27	$2,905	$2,932	$6,842	$174,476	$181,318
Commercial real estate	-	7,899	7,899	11,065	476,836	487,901
Multifamily	-	2,444	2,444	-	245,122	245,122
Mixed use commercial	-	212	212	-	26,132	26,132
Real estate construction	-	230	230	-	15,601	15,601
Residential mortgages	700	1,950	2,650	5,105	171,265	176,370
Home equity	94	667	761	751	53,446	54,197
Consumer	59	107	166	245	8,610	8,855
Unallocated	-	1,184	1,184	-	-	-
Total	$880	$17,598	$18,478	$24,008	$1,171,488	$1,195,496

	Allowance for Loan Losses			Loan Balances
December 31, 2013	Individually evaluated for impairment	Collectively evaluated for impairment	Ending balance	Individually evaluated for impairment	Collectively evaluated for impairment	Ending balance
Commercial and industrial	$41	$2,574	$2,615	$7,754	$163,445	$171,199
Commercial real estate	-	6,572	6,572	11,821	452,739	464,560
Multifamily	-	2,159	2,159	-	184,624	184,624
Mixed use commercial	-	54	54	-	4,797	4,797
Real estate construction	-	88	88	-	6,565	6,565
Residential mortgages	709	1,754	2,463	5,049	164,503	169,552
Home equity	93	652	745	1,082	56,030	57,112
Consumer	102	139	241	284	10,155	10,439
Unallocated	-	2,326	2,326	-	-	-
Total	$945	$16,318	$17,263	$25,990	$1,042,858	$1,068,848

The following table presents the Company’s impaired loans disaggregated by class at June 30, 2014 and December 31, 2013 (in thousands).

	June 30, 2014			December 31, 2013
	Unpaid Principal Balance	Recorded Balance	Allowance Allocated	Unpaid Principal Balance	Recorded Balance	Allowance Allocated
With no allowance recorded:
Commercial and industrial	$6,918	$6,727	$-	$6,711	$6,711	$-
Commercial real estate	11,484	11,065	-	12,239	11,821	-
Residential mortgages	2,388	2,259	-	2,305	2,176	-
Home equity	559	559	-	891	891	-
Consumer	99	99	-	25	9	-
Subtotal	21,448	20,709	-	22,171	21,608	-

With an allowance recorded:
Commercial and industrial	116	115	27	1,043	1,043	41
Residential mortgages	2,846	2,846	700	2,873	2,873	709
Home equity	328	192	94	328	191	93
Consumer	145	146	59	274	275	102
Subtotal	3,435	3,299	880	4,518	4,382	945
Total	$24,883	$24,008	$880	$26,689	$25,990	$945

The following table presents the Company’s average recorded investment in impaired loans and the related interest income recognized disaggregated by class for the three and six months ended June 30, 2014 and 2013 (in thousands). No interest income was recognized on a cash basis on impaired loans for the periods presented.

	Three Months Ended June 30,				Six Months Ended June 30,
	2014		2013		2014		2013
	Average recorded investment in impaired loans	Interest income recognized on impaired loans	Average recorded investment in impaired loans	Interest income recognized on impaired loans	Average recorded investment in impaired loans	Interest income recognized on impaired loans	Average recorded investment in impaired loans	Interest income recognized on impaired loans
Commercial and industrial	$7,290	$292	$14,146	$175	$7,428	$551	$14,682	$232
Commercial real estate	11,167	56	8,532	76	11,361	155	8,589	145
Real estate construction	-	-	420	14	-	-	981	14
Residential mortgages	5,021	40	5,442	52	5,028	76	5,476	94
Home equity	720	3	950	1	745	20	951	4
Consumer	204	5	277	3	188	7	279	8
Total	$24,402	$396	$29,767	$321	$24,750	$809	$30,958	$497

TDRs are modifications or renewals where the Company has granted a concession to a borrower in financial distress. The Company reviews all modifications and renewals for determination of TDR status. The Company allocated $672 thousand and $586 thousand of specific reserves to customers whose loan terms have been modified as TDRs as of June 30, 2014 and December 31, 2013, respectively. These loans involved the restructuring of terms to allow customers to mitigate the risk of default by meeting a lower payment requirement based upon their current cash flow. These may also include loans that renewed at existing contractual rates, but below market rates for comparable credit.

A total of $250 thousand was committed to be advanced in connection with TDRs at June 30, 2014 and December 31, 2013, representing the amount the Company is legally required to advance under existing loan agreements. These loans are not in default under the terms of the loan agreements and are accruing interest. It is the Company’s policy to evaluate advances on such loans on a case by case basis. Absent a legal obligation to advance pursuant to the terms of the loan agreement, the Company generally will not advance funds for which it has outstanding commitments, but may do so in certain circumstances.

Outstanding TDRs, disaggregated by class, at June 30, 2014 and December 31, 2013 are as follows (dollars in thousands):

	June 30, 2014		December 31, 2013
TDRs Outstanding	Number of Loans	Outstanding Recorded Balance	Number of Loans	Outstanding Recorded Balance
Commercial and industrial	43	$6,519	43	$6,022
Commercial real estate	10	11,016	7	6,022
Residential mortgages	19	4,107	17	3,891
Home equity	2	109	-	-
Consumer	6	243	3	150
Total	80	$21,994	70	$16,085

The following presents, disaggregated by class, information regarding TDRs executed during the three and six months ended June 30, 2014 and 2013 (dollars in thousands):

	Three Months Ended June 30,
	2014			2013
		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
	Number	Outstanding	Outstanding	Number	Outstanding	Outstanding
	of	Recorded	Recorded	of	Recorded	Recorded
New TDRs	Loans	Balance	Balance	Loans	Balance	Balance
Commercial and industrial	7	$1,500	$1,500	2	$572	$572
Commercial real estate	2	5,161	5,161	-	-	-
Residential mortgages	3	273	273	-	-	-
Home equity	2	109	109	-	-	-
Consumer	3	99	99	-	-	-
Total	17	$7,142	$7,142	2	$572	$572

	Six Months Ended June 30,
	2014			2013
		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
	Number	Outstanding	Outstanding	Number	Outstanding	Outstanding
	of	Recorded	Recorded	of	Recorded	Recorded
New TDRs	Loans	Balance	Balance	Loans	Balance	Balance
Commercial and industrial	10	$1,877	$1,877	4	$892	$892
Commercial real estate	2	5,161	5,161	-	-	-
Residential mortgages	3	273	273	3	905	905
Home equity	2	109	109	-	-	-
Consumer	3	99	99	1	17	17
Total	20	$7,519	$7,519	8	$1,814	$1,814

Presented below and disaggregated by class is information regarding loans modified as TDRs that had payment defaults of 90 days or more within twelve months of restructuring during the six months ended June 30, 2014 and 2013 (dollars in thousands). There were no such loans during the three months ended June 30, 2014 and 2013.

	Six Months Ended June 30,
	2014		2013
		Outstanding		Outstanding
	Number	Recorded	Number	Recorded
Defaulted TDRs	of Loans	Balance	of Loans	Balance
Commercial real estate	2	$1,566	-	$-
Total	2	$1,566	-	$-

Not all loan modifications are TDRs. In some cases, the Company might provide a concession, such as a reduction in interest rate, but the borrower is not experiencing financial distress. This could be the case if the Company is matching a competitor’s interest rate.

The following presents information regarding modifications and renewals executed during the three and six months ended June 30, 2014 and 2013 that are not considered TDRs (dollars in thousands):

	Three Months Ended June 30,
	2014		2013
		Outstanding		Outstanding
	Number	Recorded	Number	Recorded
Non-TDR Modifications	of Loans	Balance	of Loans	Balance
Commercial and industrial	-	$-	8	$4,501
Commercial real estate	9	22,707	9	6,415
Total	9	$22,707	17	$10,916

	Six Months Ended June 30,
	2014		2013
		Outstanding		Outstanding
	Number	Recorded	Number	Recorded
Non-TDR Modifications	of Loans	Balance	of Loans	Balance
Commercial and industrial	-	$-	8	$4,501
Commercial real estate	12	24,112	20	26,118
Total	12	$24,112	28	$30,619

The following table presents a summary of non-performing assets for each period (in thousands):

	June 30, 2014	December 31, 2013
Non-accrual loans	$13,911	$15,183
Non-accrual loans held for sale	-	-
Loans 90 days past due and still accruing	-	-
OREO	-	-
Total non-performing assets	$13,911	$15,183
TDRs accruing interest	$9,790	$10,647
TDRs non-accruing	$12,204	$5,438

At June 30, 2014 and December 31, 2013, non-accrual loans disaggregated by class were as follows (dollars in thousands):

	June 30, 2014				December 31, 2013
	Non-accrual loans	% of Total	Total Loans	% of Total Loans	Non-accrual loans	% of Total	Total Loans	% of Total Loans
Commercial and industrial	$4,891	35.2%	$181,318	0.4%	$5,014	33.0%	$171,199	0.4%
Commercial real estate	6,776	48.7	487,901	0.6	7,492	49.3	464,560	0.7
Multifamily	-	-	245,122	-	-	-	184,624	-
Mixed use commercial	-	-	26,132	-	-	-	4,797	-
Real estate construction	-	-	15,601	-	-	-	6,565	-
Residential mortgages	1,734	12.5	176,370	0.2	1,897	12.5	169,552	0.2
Home equity	501	3.6	54,197	-	647	4.3	57,112	0.1
Consumer	9	-	8,855	-	133	0.9	10,439	-
Total	$13,911	100.0%	$1,195,496	1.2%	$15,183	100.0%	$1,068,848	1.4%

Additional interest income of approximately $145 thousand and $280 thousand would have been recorded during the three months ended June 30, 2014 and 2013, respectively, and $639 thousand and $686 thousand during the six months ended June 30, 2014 and 2013, respectively, if non-accrual loans had performed in accordance with their original terms.

The following table presents the collateral value securing non-accrual loans for each period (in thousands):

	June 30, 2014		December 31, 2013
	Principal Balance	Collateral Value	Principal Balance	Collateral Value
Commercial and industrial (1)	$4,891	$2,500	$5,014	$3,750
Commercial real estate	6,776	9,960	7,492	13,050
Residential mortgages	1,734	3,064	1,897	3,764
Home equity	501	1,678	647	3,072
Consumer	9	-	133	-
Total	$13,911	$17,202	$15,183	$23,636
(1) Repayment of commercial and industrial loans is expected primarily from the cash flow of the business. The collateral typically securing these loans is a lien on all corporate assets via a blanket UCC filing and does not usually include real estate. For purposes of this disclosure, the Company has ascribed no value to the non-real estate collateral for this class of loans.

At June 30, 2014 and December 31, 2013, past due loans disaggregated by class were as follows (in thousands).

	Past Due
June 30, 2014	30 - 59 days	60 - 89 days	90 days and over	Total	Current	Total
Commercial and industrial	$194	$-	$4,891	$5,085	$176,233	$181,318
Commercial real estate	981	352	6,776	8,109	479,792	487,901
Multifamily	-	-	-	-	245,122	245,122
Mixed use commercial	-	-	-	-	26,132	26,132
Real estate construction	-	-	-	-	15,601	15,601
Residential mortgages	470	1,008	1,734	3,212	173,158	176,370
Home equity	1,172	-	501	1,673	52,524	54,197
Consumer	42	79	9	130	8,725	8,855
Total	$2,859	$1,439	$13,911	$18,209	$1,177,287	$1,195,496
% of Total Loans	0.2%	0.1%	1.2%	1.5%	98.5%	100.0%

	Past Due
December 31, 2013	30 - 59 days	60 - 89 days	90 days and over	Total	Current	Total
Commercial and industrial	$13	$-	$5,014	$5,027	$166,172	$171,199
Commercial real estate	631	-	7,492	8,123	456,437	464,560
Multifamily	-	-	-	-	184,624	184,624
Mixed use commercial	-	-	-	-	4,797	4,797
Real estate construction	-	-	-	-	6,565	6,565
Residential mortgages	1,535	339	1,897	3,771	165,781	169,552
Home equity	795	100	647	1,542	55,570	57,112
Consumer	75	-	133	208	10,231	10,439
Total	$3,049	$439	$15,183	$18,671	$1,050,177	$1,068,848
% of Total Loans	0.3%	-	1.4%	1.7%	98.3%	100.0%

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

Risk Grade 5, Special Mention - Loans in this category possess potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or in the institution’s credit position at some future date. Special Mention loans are not adversely classified and do not expose an institution to sufficient risk to warrant adverse classification. The key distinctions of a Special Mention classification are that (1) it is indicative of an unwarranted level of risk and (2) weaknesses are considered potential not defined impairments to the primary source of repayment.

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

The following presents the Company’s loan portfolio credit risk profile by internally assigned grade disaggregated by class of loan at June 30, 2014 and December 31, 2013 (in thousands).

	June 30, 2014				December 31, 2013
	Grade				Grade
	Pass	Special mention	Substandard	Total	Pass	Special mention	Substandard	Total
Commercial and industrial	$168,310	$3,963	$9,045	$181,318	$158,536	$2,934	$9,729	$171,199
Commercial real estate	462,656	6,002	19,243	487,901	440,505	2,817	21,238	464,560
Multifamily	245,122	-	-	245,122	184,624	-	-	184,624
Mixed use commercial	26,132	-	-	26,132	4,797	-	-	4,797
Real estate construction	15,601	-	-	15,601	6,565	-	-	6,565
Residential mortgages	171,746	-	4,624	176,370	164,559	-	4,993	169,552
Home equity	53,696	-	501	54,197	56,379	-	733	57,112
Consumer	8,602	-	253	8,855	10,156	-	283	10,439
Total	$1,151,865	$9,965	$33,666	$1,195,496	$1,026,121	$5,751	$36,976	$1,068,848
% of Total	96.4%	0.8%	2.8%	100.0%	96.0%	0.5%	3.5%	100.0%

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

The following table summarizes the net periodic pension credit (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Interest cost	$539	$498	$1,079	$996
Expected return on plan assets	(637)	(575)	(1,274)	(1,150)
Net amortization	7	61	13	122
Net periodic pension credit	$(91)	$(16)	$(182)	$(32)

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
Stock Options
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

No options were granted during the first half of 2014. Options granted in 2013 and 2012 are exercisable over a three-year period commencing one year from the date of grant at a rate of one-third per year. Options granted in 2011 are exercisable over a three-year period commencing three years from the date of grant at a rate of one-third per year.

The total intrinsic value of options exercised during the first six months of 2014 and 2013 was $24 thousand and $15 thousand, respectively. The total cash received from such option exercises was $50 thousand and $90 thousand, respectively, excluding the tax benefit realized. In exercising those options, 3,334 shares and 6,667 new shares, respectively, of the Company’s common stock were issued.

Both plans provide for but do not require the grant of stock appreciation rights (“SARs”) that the holder may exercise instead of the underlying option. At June 30, 2014, there were 6,000 SARs outstanding related to options granted before 2011. The SARs had no intrinsic value at June 30, 2014. When the SAR is exercised, the underlying option is canceled. The optionee receives shares of common stock or cash with a fair market value equal to the excess of the fair value of the shares subject to the option at the time of exercise (or the portion thereof so exercised) over the aggregate option price of the shares set forth in the option agreement. The exercise of SARs is treated as the exercise of the underlying option.

A summary of stock option activity follows:

	Number of Shares	Weighted-Average Exercise Price Per Share
Outstanding, January 1, 2014	291,000	$16.18
Granted	-	-
Exercised	(3,334)	$14.97
Forfeited or expired	(9,166)	$20.27
Outstanding, June 30, 2014	278,500	$16.06

The following summarizes shares subject to purchase from stock options outstanding and exercisable as of June 30, 2014:

	Outstanding			Exercisable
Range of Exercise Prices	Shares	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Shares	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price
$10.00 - $14.00	140,000	7.7 years	$12.01	56,670	7.8 years	$12.74
$14.01 - $20.00	111,500	9.0 years	$17.31	11,668	8.7 years	$14.92
$20.01 - $30.00	5,000	4.6 years	$28.30	5,000	4.6 years	$28.30
$30.01 - $40.00	22,000	2.1 years	$32.69	22,000	2.1 years	$32.69
	278,500	7.7 years	$16.06	95,338	6.4 years	$18.43

Restricted Stock Awards
Under the Company’s Amended and Restated 2009 Stock Incentive Plan (the “2009 Plan”), the Company can award options, SARs and restricted stock. During the first half of 2014, the Company awarded 77,000 shares of restricted stock to certain key employees. The restricted stock awards currently outstanding vest over a three-year period commencing one year from the date of grant at a rate of one-third per year. A summary of restricted stock activity follows:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Nonvested, January 1, 2014	-	-
Granted	77,000	$22.51
Vested	-	-
Forfeited or expired	(250)	$22.51
Nonvested, June 30, 2014	76,750	$22.51

The Company accounts for stock-based compensation on a modified prospective basis with the fair value of grants of employee stock options and restricted stock awards recognized in the financial statements. Compensation expense related to stock-based compensation amounted to $385 thousand and $198 thousand for the six months ended June 30, 2014 and 2013, respectively. The remaining unrecognized compensation cost of approximately $2.2 million at June 30, 2014 will be expensed over the remaining weighted average vesting period of approximately 2.5 years.

Under the 2009 Plan, a total of 500,000 shares of the Company’s common stock were reserved for issuance, of which 191,749 shares remain for possible issuance at June 30, 2014. There are no remaining shares reserved for issuance under the 1999 Stock Option Plan.

7. INCOME TAXES
The deferred tax assets and liabilities are netted and presented in a single amount which is included in deferred taxes in the accompanying consolidated statements of condition. The realization of deferred tax assets (“DTAs”) (net of a recorded valuation allowance) is largely dependent upon future taxable income, future reversals of existing taxable temporary differences and the ability to carry back losses to available tax years. In assessing the need for a valuation allowance, the Company considers positive and negative evidence, including taxable income in carryback years, scheduled reversals of deferred tax liabilities, expected future taxable income and tax planning strategies. At June 30, 2014 the Company had no remaining Federal net operating loss carryforwards and had net operating loss carryforwards of approximately $17.2 million for New York State (“NYS”) income tax purposes, which may be applied against future taxable income. The Company has a full valuation allowance of $400 thousand, tax effected, on the NYS net operating loss carryforward due to the Company’s significant tax-exempt investment income. The valuation allowance may be reversed to income in future periods to the extent that the related DTAs are realized or when the Company returns to consistent, taxable earnings in NYS. The NYS unused net operating loss carryforwards are expected to expire in varying amounts through the year 2032.

On March 31, 2014, Governor Andrew Cuomo signed legislation to implement the New York State fiscal plan for 2014 – 2015.   This legislation encompasses significant changes to New York’s bank tax regime, most notably by merging the bank tax into the general corporate tax law.  In addition, the new budget law simplifies the code by setting forth a single apportionment factor.  The corporate tax rate will be lowered from 7.1% to 6.5% in 2016.  Furthermore, for community banks (all banks and thrifts with $8 billion or less in assets) there is a subtraction modification for a portion of interest earned on all residential and small business loans with a principal amount of up to $5 million made to New York borrowers. All banks in this category that have a REIT on April 1, 2014, and in the applicable tax year would instead get a deduction based on their REIT's dividends paid deduction. The Company had a qualifying REIT on April 1, 2014 and is less than $8 billion in assets. If a change in a tax law or rate occurs, any existing deferred tax liability or asset must be adjusted. The effect is reflected in operations in the period of the enactment of the change in the tax law or rate.  As such, the Company made an adjustment to increase its DTAs resulting in a net income tax credit of $612 thousand in 2014.

Offsetting the net income tax credit, was a $454 thousand income tax expense related to an adjustment of the Company’s stock based compensation included in the DTAs primarily for stock options that had expired or been forfeited by former employees. The adjustment relates primarily to prior periods, but management has determined that it is not material, and as such, included it in the 2014 first quarter’s results.

The Company had unrecognized tax benefits including interest of approximately $34 thousand for all periods presented.

The Company recognizes interest and penalties accrued relating to unrecognized tax benefits in income tax expense. There is no accrued interest relating to uncertain tax positions as of June 30, 2014. The Company files income tax returns in the U.S. federal jurisdiction and in New York State. Federal returns are subject to audits by tax authorities and the Company was audited for the tax years 2010 through 2012. The Company does not expect a significant change in income taxes as a result of this audit as the tax authorities have tentatively accepted the tax returns with no proposed changes.  In 2012, New York State audited the Company and Suffolk Greenway, Inc., a subsidiary of the Bank, for the years 2008, 2009 and 2010 and there was no change as a result of these audits. It is not anticipated that the unrecognized tax benefits will significantly change over the next 12 months.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and tier 1 capital, as defined in the federal banking regulations, to risk-weighted assets and of tier 1 capital to adjusted average assets (leverage). Management believes, as of June 30, 2014, that the Company and the Bank met all such capital adequacy requirements to which it is subject.

The Bank’s capital amounts (in thousands) and ratios are as follows:

	Actual capital ratios		Minimum for capital adequacy		Minimum to be Well Capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2014
Total capital to risk-weighted assets	$192,675	14.44%	$106,756	8.00%	$133,446	10.00%
Tier 1 capital to risk-weighted assets	175,969	13.19%	53,378	4.00%	80,067	6.00%
Tier 1 capital to adjusted average assets (leverage)	175,969	10.19%	69,062	4.00%	86,328	5.00%

December 31, 2013
Total capital to risk-weighted assets	$181,952	14.92%	$97,542	8.00%	$121,927	10.00%
Tier 1 capital to risk-weighted assets	166,683	13.67%	48,771	4.00%	73,156	6.00%
Tier 1 capital to adjusted average assets (leverage)	166,683	9.74%	68,454	4.00%	85,567	5.00%

The Company’s tier 1 leverage, tier 1 risk-based and total risk-based capital ratios were 10.27%, 13.28% and 14.53%, respectively, at June 30, 2014 versus 9.81%, 13.77% and 15.02%, respectively, at December 31, 2013.

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

In July 2013, the OCC approved new rules on regulatory capital applicable to national banks, implementing Basel III. Most banking organizations are required to apply the new capital rules on January 1, 2015. The final rules set a new common equity tier 1 requirement and higher minimum tier 1 requirements for all banking organizations. They also place limits on capital distributions and certain discretionary bonus payments if a banking organization does not maintain a buffer of common equity tier 1 capital above minimum capital requirements. The rules revise the prompt corrective action framework to incorporate the new regulatory capital minimums. They also enhance risk sensitivity and address weaknesses identified over recent years with the measure of risk-weighted assets, including through new measures of creditworthiness to replace references to credit ratings, consistent with section 939A of the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”). Based on our capital levels and balance sheet composition at June 30, 2014, we believe implementation of the new rules will not have a material impact on our capital needs.

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

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments (in thousands).

	Level in		June 30, 2014		December 31, 2013
	Fair Value		Carrying	Estimated	Carrying	Estimated
	Heirarchy		Amount	Fair Value	Amount	Fair Value
Cash and due from banks	Level 1		$96,926	$96,926	$131,352	$131,352
Cash equivalents	Level 2		1,102	1,102	1,000	1,000
Interest-bearing time deposits in other banks	Level 2		10,000	10,036	10,000	10,000
Federal Reserve Bank, Federal Home Loan Bank and other stock	N/	A	3,201	N/A	2,863	N/A
Investment securities held to maturity	Level 2		61,839	63,280	11,666	12,234
Investment securities available for sale	Level 2		321,574	321,574	400,780	400,780
Loans held for sale	Level 2		573	573	175	175
Loans, net of allowance	Level 2, 3 (1)		1,177,018	1,178,250	1,051,585	1,056,279
Bank owned life insurance	Level 3		44,475	44,475	38,755	38,755
Accrued interest and loan fees receivable	Level 2		5,607	5,607	5,441	5,441
Non-maturity deposits	Level 2		1,339,204	1,339,204	1,284,982	1,284,982
Time deposits	Level 2		228,999	229,623	225,079	225,946
Accrued interest payable	Level 2		155	155	160	160

(1) Impaired loans are generally classified within Level 3 of the fair value hierarchy.

Fair value estimates are made at a specific point in time and may be based on judgments regarding losses expected in the future, risk, and other factors that are subjective in nature. The methods and assumptions used to produce the fair value estimates follow.

The Company records investments available for sale and mortgage servicing rights at fair value. For cash and due from banks, cash equivalents, bank owned life insurance, accrued interest and loan fees receivable, non-maturity deposits and accrued interest payable, the carrying amount is a reasonable estimate of fair value. Interest-bearing time deposits in other banks and time deposits are valued using a replacement cost of funds approach.

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

The fair value of commitments to extend credit is estimated by either discounting cash flows or using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the current creditworthiness of the counter-parties. The estimated fair value of written financial guarantees and letters of credit is based on fees currently charged for similar agreements. The fees charged for the commitments were not material in amount.

During the third and fourth quarters of 2013, the Company entered into derivative swap contracts with the purchaser of its Visa Class B shares. The fair value of these derivatives is measured using an internal model that includes the use of probability weighted scenarios for estimates of Visa’s aggregate exposure to the litigation matters, with consideration of amounts funded by Visa into its escrow account for this litigation. As a result, the Company estimates a fair value for these derivatives at 12% of the net sale proceeds from the Company’s sale of the related Visa Class B shares. Since this estimation process requires application of judgment in developing significant unobservable inputs used to determine the possible outcomes and the probability weighting assigned to each scenario, these derivatives have been classified as Level 3 within the valuation hierarchy. (See also Note 3. Investment Securities contained herein.)

The following presents fair value measurements on a recurring basis at June 30, 2014 and December 31, 2013 (in thousands):

		Fair Value Measurements Using
Assets:	June 30, 2014	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Government agency securities	$45,997	$45,997	$-
Corporate bonds	6,363	6,363	-
Collateralized mortgage obligations	24,959	24,959	-
Mortgage-backed securities	93,604	93,604	-
Obligations of states and political subdivisions	150,651	150,651	-
Loans held for sale	573	573	-
Mortgage servicing rights	2,172	-	2,172
Total	$324,319	$322,147	$2,172

Liabilities:
Derivatives	932	$-	$932
Total	$932	$-	$932

		Fair Value Measurements Using
Assets:	December 31, 2013	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Government agency securities	$100,095	$100,095	$-
Corporate bonds	15,651	15,651	-
Collateralized mortgage obligations	30,104	30,104	-
Mortgage-backed securities	97,767	97,767	-
Obligations of states and political subdivisions	157,163	157,163	-
Loans held for sale	175	175	-
Mortgage servicing rights	2,163	-	2,163
Total	$403,118	$400,955	$2,163

Liabilities:
Derivatives	932	$-	$932
Total	$932	$-	$932

Reconciliations for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) follow (in thousands).

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Three Months Ended June 30,
	2014		2013
	Assets	Liabilities	Assets
	Mortgage Servicing Rights	Derivatives	Mortgage Servicing Rights
Balance, April 1	$2,179	$932	$2,039
Net (decrease) increase	(7)	-	97
Balance, June 30	$2,172	$932	$2,136

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Six Months Ended June 30,
	2014		2013
	Assets	Liabilities	Assets
	Mortgage Servicing Rights	Derivatives	Mortgage Servicing Rights
Balance, January 1	$2,163	$932	$1,856
Net increase	9	-	280
Balance, June 30	$2,172	$932	$2,136

Assets measured at fair value on a non-recurring basis are as follows (in thousands):

Assets:	June 30, 2014	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Impaired loans	$15,217	$15,217
Total	$15,217	$15,217

Assets:	December 31, 2013	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Impaired loans	$16,942	$16,942
Total	$16,942	$16,942

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

The Bank is a full-service bank serving the needs of its local residents through 26 branches, in Nassau and Suffolk Counties, New York and loan production offices in Garden City and Melville, New York. The Bank’s 26 branches include the two recently opened in Melville and Garden City in June 2014 and December 2013, respectively. The Bank offers a full line of domestic commercial and retail banking services and wealth management services. The Bank’s primary lending area includes all of Suffolk County and the adjacent markets of Nassau County and New York City. The Bank makes commercial real estate floating and fixed rate loans, commercial and industrial loans to manufacturers, wholesalers, distributors, developers/contractors and retailers and agricultural loans. The Bank also makes loans secured by residential mortgages, and both fixed and floating rate second mortgage loans with a variety of plans for repayment. Real estate construction loans are also offered.

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

Financial Performance Summary
As of or for the quarters and six months ended June 30, 2014 and 2013
(dollars in thousands, except per share data)

	Quarters ended June 30,		Over/ (under)				Six months ended June 30,		Over/ (under)
	2014	2013	2013				2014	2013	2013
Revenue (1)	$18,220	$16,277	11.9%				$36,610	$33,270	10.0%
Operating expenses (2)	$13,152	$12,692	3.6%				$26,461	$26,493	(0.1%)
Provision for loan losses	$250	$-	N/	M	(3)		$500	$-	N/	M	(3)
Net income	$3,771	$2,769	36.2%				$7,491	$5,478	36.7%
Net income per common share - diluted	$0.32	$0.24	33.3%				$0.64	$0.47	36.2%
Return on average assets	0.87%	0.68%	19		b	p	0.88%	0.68%	20		b	p
Return on average stockholders' equity	8.55%	6.71%	184		b	p	8.68%	6.70%	198		b	p
Tier 1 leverage ratio	10.27%	9.76%	51		b	p	10.27%	9.76%	51		b	p
Tier 1 risk-based capital ratio	13.28%	14.73%	(145)		b	p	13.28%	14.73%	(145)		b	p
Total risk-based capital ratio	14.53%	15.99%	(146)		b	p	14.53%	15.99%	(146)		b	p
Tangible common equity ratio (non-GAAP)	10.06%	9.49%	57		b	p	10.06%	9.49%	57		b	p

bp - denotes basis points; 100 bp equals 1%.
(1)	Represents net interest income plus total non-interest income.
(2)	Results for the 2013 quarter and six-month period are net of a $1,659 non-recurring gain arising from the termination of post-retirement life insurance benefits during the second quarter of 2013.
(3)	N/M - denotes % variance not meaningful for statistical purposes.

At June 30, 2014, the Company, on a consolidated basis, had total assets of $1.8 billion, total deposits of $1.6 billion and stockholders’ equity of $180 million. The Company recorded net income of $3.8 million, or $0.32 per diluted common share, for the second quarter of 2014, compared to $2.8 million, or $0.24 per diluted common share, for the same period in 2013. The 36.2% improvement in second quarter 2014 earnings versus 2013 resulted from several factors, most notably a $1.7 million increase in net interest income in 2014 coupled with a $214 thousand increase in non-interest income versus the comparable 2013 period. Partially offsetting these positive factors was an increase in operating expenses in 2014 when compared to the prior year largely due to a $1.7 million expense credit recorded in the second quarter of 2013 resulting from the termination of a post-retirement life insurance plan in that period and an increase in the provision for loan losses of $250 thousand in the second quarter of 2014.

The Company’s return on average assets and return on average common stockholders’ equity were 0.87% and 8.55%, respectively, in the second quarter of 2014 versus 0.68% and 6.71%, respectively, in the second quarter of 2013.

The Company experienced an increase in the total loan portfolio of $66 million, from $1.13 billion at March 31, 2014 to $1.20 billion at June 30, 2014, a 5.8% quarterly growth rate. The geographic and product diversification strategies implemented in our lending businesses are working well. Each of our lending businesses, commercial, multifamily and residential, are contributing to this momentum. The Company is increasing market share by preserving our eastern Suffolk lending franchise while simultaneously expanding west.

The Company’s core deposit franchise continues to be among the best in the region. Core deposits, consisting of demand, N.O.W., saving and money market deposits, totaled $1.3 billion at June 30, 2014, representing 85% of total deposits at that date. Demand deposits totaled $676 million at June 30, 2014 and represented 43% of total deposits at that date. The deposit product mix continues to be an important strength of the Company and resulted in an average cost of funds of 16 basis points during the second quarter of 2014.

Management continues to make progress on operating expenses, which have been reduced even as loan and deposit growth has increased, and despite the additional investments the Company has made in people, office space and technology upgrades to support its western expansion. Several of the major projects previously announced on the expense reduction side are performing better than expected. During 2013 the Company announced the phased-in closing of six branches in Suffolk County that, once fully implemented, would reduce annual operating expenses by an estimated $2.4 million. The assumptions used in deciding to close these branches relating to deposit runoff and expense savings are proving to be conservative. The Company’s management team is committed to continued expense reductions and improvement in the operating efficiency ratio.

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

Allowance  for Loan  Losses - In management’s opinion, one of the most critical accounting policies impacting the Company’s financial statements is the evaluation of the allowance for loan losses. The allowance for loan losses is a valuation allowance for probable incurred losses, increased by the provision for loan losses and recoveries, and decreased by loan charge-offs. For all classes of loans, when a loan, in full or in part, is deemed uncollectible, it is charged against the allowance for loan losses. This happens when the loan is past due and the borrower has not shown the ability or intent to make the loan current, or the borrower does not have sufficient assets to pay the debt, or the value of the collateral is less than the balance of the loan and is not considered likely to improve soon. The allowance for loan losses is determined by a quarterly analysis of the loan portfolio. Such analysis includes changes in the size and composition of the portfolio, the Company’s own historical loan losses, industry-wide losses, current and anticipated economic trends, and details about individual loans. It also includes estimates of the actual value of collateral, other possible sources of repayment and estimates that are susceptible to significant changes due to changes in appraisal values of collateral, national and regional economic conditions and other relevant factors. All non-accrual loans over $250 thousand in the commercial and industrial, commercial real estate and real estate construction loan classes and all TDRs are evaluated individually for impairment. All other loans are generally evaluated as homogeneous pools with similar risk characteristics. In assessing the adequacy of the allowance for loan losses, management reviews the loan portfolio by separate classes that have similar risk and collateral characteristics. These classes are commercial and industrial, commercial real estate, multifamily, mixed use commercial, real estate construction, residential mortgages, home equity and consumer loans.

The allowance for loan losses consists of specific and general components. The specific component relates to loans that are individually classified as impaired. Specific reserves are established based on an analysis of the most probable sources of repayment or liquidation of collateral. Impaired loans that are collateral dependent are reviewed based on the fair market value of collateral and the estimated time required to recover the Company’s investment in the loans, as well as the cost of doing so, and the estimate of the recovery. Non-collateral dependent impaired loans are reviewed based on the present value of estimated future cash flows, including balloon payments, if any, using the loan’s effective interest rate. While every impaired loan is evaluated individually, not every loan requires a specific reserve. Specific reserves fluctuate based on changes in the underlying loans, anticipated sources of repayment, and charge-offs. The general component covers non-impaired loans and is based on historical loss experience for each loan class from a rolling twelve quarter period and modifying those percentages, if necessary, after adjusting for current qualitative and environmental factors that reflect changes in the estimated collectability of the loan class not captured by historical loss data.  These factors augment actual loss experience and help estimate the probability of loss within the loan portfolio based on emerging or inherent risk trends. These qualitative factors are applied as an adjustment to historical loss rates and require judgments that cannot be subjected to exact mathematical calculation. There are no formulas for translating them into a specific basis point adjustment of the Company’s historical loss rate for a pool of loans having similar risk characteristics. These adjustments reflect management’s overall estimate of the extent to which current losses on a pool of loans will differ from historical loss experience. These adjustments are subjective estimates and management reviews them on a quarterly basis. TDRs are also considered impaired with impairment generally measured at the present value of estimated future cash flows using the loan’s effective interest rate at inception or using the fair value of collateral, less estimated costs to sell, if repayment is expected solely from the collateral.

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

Material Changes in Financial Condition - Total assets of the Company were $1.8 billion at June 30, 2014. When compared to December 31, 2013, total assets increased by $65 million. This change largely reflects an increase in loans of $127 million, partially offset by a decline in cash and cash equivalents of $34 million as redeployment of lower-yielding overnight interest-bearing deposits into higher yielding assets continued coupled with a decline in investment securities of $29 million. Total loans were $1.20 billion at June 30, 2014 compared to $1.07 billion at December 31, 2013. The increase in the loan portfolio largely reflects growth of multifamily, CRE, mixed use commercial and C&I loans of $60 million, $23 million, $21 million and $10 million, respectively, during the first half of 2014.

Total investment securities were $383 million at June 30, 2014 and $412 million at December 31, 2013. The decrease in the investment portfolio largely reflects sales of corporate bonds, MBS of U.S. Government-sponsored enterprises and U.S. Government agency securities of $9 million, $6 million and $5 million, respectively. In addition, principal paydowns of CMOs and MBS of U.S. Government-sponsored enterprises totaled $7 million and maturities and calls of municipal obligations and U.S. Government agency securities totaled $13 million during the first half of 2014. These were partially offset by purchases of municipal obligations totaling $4 million. A reduction in interest rates in 2014 had a positive impact of $4 million on the fair value of the Company’s available for sale investment portfolio.

At June 30, 2014, total deposits were $1.6 billion, an increase of $58 million when compared to December 31, 2013. This increase was primarily due to higher balances of demand deposits, money market deposits and higher-cost time certificates of $100,000 or more of $48 million, $19 million and $9 million, respectively, partially offset by decreases in N.O.W. deposits, other time deposits and saving deposits of $11 million, $5 million and $2 million, respectively. Core deposit balances, which consist of demand, saving, N.O.W. and money market deposits, represented 85% of total deposits at June 30, 2014 and December 31, 2013. Demand deposit balances represented 43% and 42% of total deposits at June 30, 2014 and December 31, 2013, respectively. The Company had no borrowed funds outstanding at either June 30, 2014 or December 31, 2013.

Liquidity and Capital Resources - Liquidity management is defined as both the Company’s and the Bank’s ability to meet their financial obligations on a continuous basis without material loss or disruption of normal operations. These obligations include the withdrawal of deposits on demand or at their contractual maturity, the repayment of borrowings as they mature, funding new and existing loan commitments and the ability to take advantage of business opportunities as they arise. Asset liquidity is provided by short-term investments and the marketability of securities available for sale. The Company may also leave excess reserve balances at the FRB if the rate being paid is higher than would be available from other short-term investments. Liquid assets, consisting of federal funds sold, securities available for sale and balances at the FRB, decreased to $355 million at June 30, 2014 compared to $462 million at December 31, 2013 as the Company continued to redeploy its lower-yielding cash balances into loans. These liquid assets may include assets that have been pledged against municipal deposits or short-term borrowings. In addition, the Company has pledged U.S. Government agency securities held in its available for sale portfolio, with a market value of approximately $3 million at June 30, 2014, as collateral for the derivative swap contracts. Liquidity is also provided by the maintenance of a base of core deposits, maturing short-term assets including cash and due from banks, the ability to sell or pledge marketable assets and access to lines of credit.

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

The Company’s primary sources of funds are cash provided by deposits and borrowings, proceeds from maturities and sales of securities available for sale and cash provided by operating activities. At June 30, 2014, total deposits were $1.6 billion, an increase of $58 million when compared to December 31, 2013. Of the total time deposits at June 30, 2014, $190 million are scheduled to mature within the next 12 months. Based on historical experience, the Company expects to be able to replace a substantial portion of those maturing deposits with comparable deposit products. At June 30, 2014 and December 31, 2013, there were no borrowings outstanding. For the six months ended June 30, 2014 and 2013, proceeds from sales and maturities of securities available for sale totaled $33 million and $34 million, respectively.

The Company’s primary uses of funds are for the origination of loans and the purchase of investment securities. For the six months ended June 30, 2014, the Company had net loan originations for portfolio of $126 million compared to $120 million for the same period in 2013. The Company purchased investment securities totaling $4 million and $116 million during the six months ended June 30, 2014 and 2013, respectively.

The Bank’s Asset/Liability and Funds Management Policy establishes specific policies and operating procedures governing liquidity levels to assist management in developing plans to address future and current liquidity needs. Management monitors the rates and cash flows from the loan and investment portfolios while also examining the maturity structure and volatility characteristics of liabilities to develop an optimum asset/liability mix. Available funding sources include retail, commercial and municipal deposits, purchased liabilities and stockholders’ equity. At June 30, 2014, access to approximately $396 million in Federal Home Loan Bank (“FHLB”) lines of credit for overnight or term borrowings with maturities of up to thirty years was available. At June 30, 2014, approximately $60 million and $10 million in unsecured and secured lines of credit, respectively, extended by correspondent banks were also available to be utilized, if needed, for short-term funding purposes. At June 30, 2014, no borrowings were outstanding under lines of credit with the FHLB or correspondent banks.

The Bank also has the ability to access the brokered deposit market. Deposits gathered through the Certificate of Deposit Account Registry Service (“CDARS”) are considered for regulatory purposes to be brokered deposits. At June 30, 2014, the Bank had $4 million in CDARS deposits outstanding.

The Company strives to maintain an efficient level of capital, commensurate with its risk profile, on which a competitive rate of return to stockholders will be realized over both the short and long term. Capital is managed to enhance stockholder value while providing flexibility for management to act opportunistically in a changing marketplace. Management continually evaluates the Company’s capital position in light of current and future growth objectives and regulatory guidelines. Total stockholders’ equity amounted to $180 million at June 30, 2014 and $167 million at December 31, 2013. The increase in stockholders’ equity versus December 31, 2013 was due to a combination of net income recorded during the first six months of 2014 coupled with a $5 million decrease in accumulated other comprehensive loss, net of tax. The decrease in accumulated other comprehensive loss at June 30, 2014 resulted almost solely from the positive impact of a reduction in interest rates in 2014 on the value of the Company’s available for sale investment portfolio.

The Company and the Bank are subject to regulatory capital requirements. The Company’s tier 1 leverage, tier 1 risk-based and total risk-based capital ratios were 10.27%, 13.28% and 14.53%, respectively, at June 30, 2014. The Company’s capital ratios exceeded all regulatory requirements at June 30, 2014. The Bank’s tier 1 leverage, tier 1 risk-based and total risk-based capital ratios were 10.19%, 13.19% and 14.44%, respectively, at June 30, 2014. Each of these ratios exceeds the regulatory guidelines for a well-capitalized institution, the highest regulatory capital category.

The Company did not repurchase any shares of its common stock during the first half of 2014. Repurchase of shares will occur only if management believes that the purchase will be at prices that are accretive to earnings per share and is the most efficient use of the Company’s capital.

The Company’s tangible common equity ratio was 10.06% at June 30, 2014 compared to 9.68% at December 31, 2013 and 9.49% at June 30, 2013. The ratio of tangible common equity to tangible assets, or TCE ratio, is calculated by dividing total common stockholders’ equity by total assets, after reducing both amounts by intangible assets. The TCE ratio is not required by GAAP or by applicable bank regulatory requirements, but is a metric used by management to evaluate the adequacy of our capital levels. Since there is no authoritative requirement to calculate the TCE ratio, our TCE ratio is not necessarily comparable to similar capital measures disclosed or used by other companies in the financial services industry. Tangible common equity and tangible assets are non-GAAP financial measures and should be considered in addition to, not as a substitute for or superior to, financial measures determined in accordance with GAAP or as required by bank regulatory agencies. Set forth below are the reconciliations of tangible common equity to GAAP total common stockholders’ equity and tangible assets to GAAP total assets at June 30, 2014 (in thousands):

Total stockholders' equity	$180,305
Less: intangible assets	(2,986)
Tangible common equity	$177,319

Total assets	$1,765,239
Less: intangible assets	(2,986)
Tangible assets	$1,762,253

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management’s credit evaluation of the customer. Collateral required varies, but may include accounts receivable, inventory, equipment, real estate and income-producing commercial properties. At June 30, 2014 and December 31, 2013, commitments to originate loans and commitments under unused lines of credit for which the Bank is obligated amounted to approximately $127 million and $113 million, respectively.

Letters of credit are conditional commitments guaranteeing payments of drafts in accordance with the terms of the letter of credit agreements. Commercial letters of credit are used primarily to facilitate trade or commerce and are also issued to support public and private borrowing arrangements, bond financing and similar transactions. Collateral may be required to support letters of credit based upon management’s evaluation of the creditworthiness of each customer. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Most letters of credit expire within one year. At June 30, 2014 and December 31, 2013, letters of credit outstanding were approximately $18 million.

The Company has recorded a liability of $255 thousand for unfunded commitments at June 30, 2014.

Material Changes in Results of Operations – Comparison of the Quarters Ended June 30, 2014 and 2013 - The Company recorded net income of $3.8 million during the second quarter of 2014 versus $2.8 million in the comparable 2013 period. The improvement in 2014 net income resulted principally from a $1.7 million increase in net interest income in the second quarter of 2014 coupled with an increase in non-interest income of $214 thousand and a lower effective tax rate versus the comparable 2013 period.  Partially offsetting these positive factors were increases in total operating expenses of $460 thousand and the provision for loan losses of $250 thousand in the second quarter of 2014.

The $1.7 million or 12.5% improvement in second quarter 2014 net interest income resulted from a $64 million increase in average total interest-earning assets, coupled with a 30 basis point improvement in the Company’s net interest margin to 4.13% in 2014 versus 3.83% in 2013. The Company’s second quarter 2014 average total interest-earning asset yield was 4.29% versus 4.02% for the comparable 2013 period. Despite a lower average yield on the Company’s loan portfolio, down 64 basis points, in 2014 versus 2013, the Company’s average balance sheet mix continued to improve as average loans increased by $294 million (34.5%) versus second quarter 2013 and low-yielding overnight interest-bearing deposits declined by $204 million (80.5%) during the same period. Liquid investments represented 3% of average total interest-earning assets in the first quarter of 2014 versus 16% a year ago. The average securities portfolio decreased by $26 million to $407 million in the second quarter of 2014 versus the comparable 2013 period. The average yield on the investment portfolio was 3.71% in the second quarter of 2014 versus 3.68% a year ago.

The Company’s average cost of total interest-bearing liabilities declined by seven basis points to 0.28% in the second quarter of 2014 versus 0.35% in the second quarter of 2013. The Company’s total cost of funds, historically among the lowest in the industry, declined to 0.16% in the second quarter of 2014 from 0.21% a year ago. The Company’s lower funding cost resulted largely from average core deposits of $1.3 billion in 2014, with average demand deposits representing 42% of second quarter average total deposits. Total deposits increased by $103 million or 7.0% to $1.6 billion at June 30, 2014 versus June 30, 2013.  Core deposit balances, which represented 85.4% of total deposits at June 30, 2014, grew by $120 million or 9.8% during the same period.

NET INTEREST INCOME ANALYSIS
For the Three Months Ended June 30, 2014 and 2013
(unaudited, dollars in thousands)

	2014			2013
	Average		Average	Average		Average
	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost
Assets:
Interest-earning assets:
Investment securities (1)	$406,732	$3,758	3.71%	$432,880	$3,976	3.68%
Federal Reserve Bank, Federal Home Loan Bank and other stock	3,442	35	4.08	2,926	36	4.93
Federal funds sold and interest-bearing deposits	49,562	42	0.34	253,912	189	0.30
Loans (2)	1,144,006	13,316	4.67	850,470	11,252	5.31
Total interest-earning assets	1,603,742	$17,151	4.29%	1,540,188	$15,453	4.02%
Non-interest-earning assets	131,559			102,758
Total assets	$1,735,301			$1,642,946

Liabilities and stockholders' equity:
Interest-bearing liabilities:
Saving, N.O.W. and money market deposits	$655,367	$287	0.18%	$609,812	$294	0.19%
Time deposits	232,235	337	0.58	249,790	453	0.73
Total saving and time deposits	887,602	624	0.28	859,602	747	0.35
Borrowings	5,878	5	0.35	-	-	-
Total interest-bearing liabilities	893,480	629	0.28	859,602	747	0.35
Demand deposits	648,957			593,437
Other liabilities	16,015			24,456
Total liabilities	1,558,452			1,477,495
Stockholders' equity	176,849			165,451
Total liabilities and stockholders' equity	$1,735,301			$1,642,946
Total cost of funds			0.16%			0.21%
Net interest rate spread			4.01%			3.67%
Net interest income/margin		16,522	4.13%		14,706	3.83%
Less tax-equivalent basis adjustment		(980)			(893)
Net interest income		$15,542			$13,813

(1) Interest on securities includes the effects of tax-equivalent basis adjustments of $867 and $891 in 2014 and 2013, respectively.
(2) Interest on loans includes the effects of tax-equivalent basis adjustments of $113 and $2 in 2014 and 2013, respectively.

The $250 thousand provision for loan losses recorded during the second quarter of 2014 was due to the growth in the loan portfolio experienced during the past twelve months. The Company did not record a provision for loan losses in the second quarter of 2013. The adequacy of the provision and the resulting allowance for loan losses, which was $18.5 million at June 30, 2014, is determined by management’s ongoing review of the loan portfolio, including identification and review of individual problem situations that may affect a borrower’s ability to repay, delinquency and non-performing loan data including the current status of criticized and classified loans, collateral values and changes in the size and mix of the loan portfolio. (See also Critical Accounting Policies, Judgments and Estimates and Asset Quality contained herein.)

Non-interest income increased by $214 thousand in the second quarter of 2014 versus the comparable 2013 period.  This improvement was primarily due to a $324 thousand increase in income from the Company’s investment in bank owned life insurance (“BOLI”).  The Company made its initial BOLI investment in June 2013. Also contributing to the growth in non-interest income in 2014 was a $110 thousand net gain on sale of premises and equipment and growth in other service charges, commissions and fees (up $79 thousand), principally investment services income and wire transfer fees. Somewhat offsetting these positive factors was a decline in the net gain on the sale of mortgage loans originated for sale of $235 thousand or 77.0%.

Non-Interest Income
For the quarters and six months ended June 30, 2014 and 2013
(dollars in thousands)

	Quarters ended June 30,		Over/ (under)		Six months ended June 30,		Over/ (under)
	2014	2013	2013		2014	2013	2013
Service charges on deposit accounts	$944	$951	(0.7)%		$1,947	$1,875	3.8%
Other service charges, commissions and fees	892	813	9.7		1,571	1,523	3.2
Fiduciary fees	280	263	6.5		559	536	4.3
Net (loss) gain on sale of securities available for sale	(23)	33	N/M	(1)	(23)	392	N/M	(1)
Net gain on sale of portfolio loans	-	3	(100.0)		-	445	(100.0)
Net gain on sale of mortgage loans originated for sale	70	305	(77.0)		163	831	(80.4)
Net gain on sale of premises and equipment	110	-	N/M	(1)	752	-	N/M	(1)
Income from bank owned life insurance	366	42	771.4		720	42	1,614.3
Other operating income	39	54	(27.8)		81	137	(40.9)
Total non-interest income	$2,678	$2,464	8.7%		$5,770	$5,781	(0.2)%

(1) N/M - denotes % variance not meaningful for statistical purposes.

Total operating expenses increased by $460 thousand or 3.6% in the second quarter of 2014 versus 2013 as the result of a non-recurring $1.7 million expense credit recorded in the second quarter of 2013 due to the termination of a post-retirement life insurance plan in that period. Excluding this one-time item, total operating expenses would have declined by $1.2 million or 8.4% in the second quarter of 2014 when compared to 2013.  Reductions were reflected in several expense categories, most notably branch consolidation costs (down $279 thousand), FDIC assessment (down $256 thousand), occupancy (down $247 thousand), other operating expenses (down $241 thousand) and equipment expense (down $123 thousand).

The credit to branch consolidation costs in the second quarter of 2014 resulted from a better than expected outcome on a lease termination negotiation for one of the Bank’s closed branches where an expense was recorded in the fourth quarter of 2013. The lower FDIC assessment expense for the second quarter of 2014 compared to the same period in 2013 reflected the Bank’s lower assessment rate as it is no longer under a regulatory formal agreement. The lower occupancy and equipment costs in 2014 were largely due to the consolidation of the Company’s branch network. The reduction in other operating expenses resulted primarily from lower legal expenses and reduced costs associated with fees and subscriptions and telephone systems. The year over year increase in employee compensation and benefits expense was solely due to the aforementioned $1.7 million expense credit recorded in 2013 for the termination of the former post-retirement life insurance plan.

Operating Expenses
For the quarters and six months ended June 30, 2014 and 2013
(dollars in thousands)

	Quarters ended June 30,		Over/ (under)		Six months ended June 30,		Over/ (under)
	2014	2013	2013		2014	2013	2013
Employee compensation and benefits (1)	$8,488	$6,746	25.8%		$17,349	$15,328	13.2%
Occupancy expense	1,411	1,658	(14.9)		2,846	3,202	(11.1)
Equipment expense	434	557	(22.1)		883	1,129	(21.8)
Consulting and professional services	639	573	11.5		1,190	1,146	3.8
FDIC assessment	268	524	(48.9)		535	1,041	(48.6)
Data processing	559	749	(25.4)		1,132	1,216	(6.9)
Accounting and audit fees	110	178	(38.2)		218	199	9.5
Branch consolidation costs	(279)	-	N/M	(2)	(449)	-	N/	M	(2)
Reserve and carrying costs related to Visa shares sold	56	-	N/M	(2)	115	-	N/	M	(2)
Other operating expenses	1,466	1,707	(14.1)		2,642	3,232	(18.3)
Total operating expenses	$13,152	$12,692	3.6%		$26,461	$26,493	(0.1)%

(1)	Results for the 2013 quarter and six-month period are net of a $1,659 non-recurring gain arising from the termination of post-retirement life insurance benefits during the second quarter of 2013.
(2)	N/M - denotes % variance not meaningful for statistical purposes.

The Company recorded income tax expense of $1.0 million in the second quarter of 2014 resulting in an effective tax rate of 21.7% versus an income tax expense of $816 thousand and an effective tax rate of 22.8% in the comparable period a year ago.

Material Changes in Results of Operations – Comparison of the Six Months Ended June 30, 2014 and 2013 - The Company recorded net income of $7.5 million during the first six months of 2014 versus $5.5 million in the comparable 2013 period. The improvement in 2014 net income resulted principally from a $3.4 million increase in net interest income in the first half of 2014. Partially offsetting these positive factors was a $500 thousand increase in the provision for loan losses in the first six months of 2014, resulting from growth in loans outstanding, coupled with an increase in the Company’s effective tax rate in 2014.

The $3.4 million or 12.2% improvement in June year-to-date 2014 net interest income resulted from a $67 million increase in average total interest-earning assets, coupled with a 28 basis point improvement in the Company’s net interest margin to 4.17% in 2014 versus 3.89% in 2013. The Company’s average total interest-earning asset yield during the first six months of 2014 was 4.33% versus 4.09% for the comparable 2013 period. Despite lower average yields on the Company’s investment and loan portfolios, down 9 basis points and 74 basis points, respectively, in 2014 versus 2013, the Company’s average balance sheet mix continued to improve as average loans increased by $296 million (36.2%) versus first half 2013 and low-yielding overnight interest-bearing deposits declined by $218 million (79.8%) during the same period. Liquid investments represented 3% of average total interest-earning assets in the first quarter of 2014 versus 18% a year ago. The average securities portfolio decreased by $12 million to $411 million in the first half of 2014 versus the comparable 2013 period.

The Company’s average cost of total interest-bearing liabilities declined by seven basis points to 0.29% in the first six months of 2014 versus 0.36% in the same 2013 period. The Company’s total cost of funds, among the lowest in the industry, declined to 0.17% in the first half of 2014 from 0.21% a year ago. The Company’s lower funding cost resulted largely from average core deposits of $1.3 billion in 2014, with average demand deposits representing 41% of first half 2014 average total deposits. Average total deposits increased by $89 million or 6.2% during the first six months of 2014 versus 2013. Average core deposit balances represented 84.9% of total deposits during the same 2014 period.

NET INTEREST INCOME ANALYSIS
For the Six Months Ended June 30, 2014 and 2013
(unaudited, dollars in thousands)

	2014			2013
	Average		Average	Average		Average
	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost
Assets:
Interest-earning assets:
Investment securities (1)	$411,035	$7,608	3.73%	$423,289	$8,024	3.82%
Federal Reserve Bank, Federal Home Loan Bank and other stock	3,155	73	4.67	2,985	75	5.07
Federal funds sold and interest-bearing deposits	55,026	88	0.32	272,872	362	0.27
Loans (2)	1,116,283	26,292	4.75	819,799	22,334	5.49
Total interest-earning assets	1,585,499	$34,061	4.33%	1,518,945	$30,795	4.09%
Non-interest-earning assets	129,944			102,722
Total assets	$1,715,443			$1,621,667

Liabilities and stockholders' equity:
Interest-bearing liabilities:
Saving, N.O.W. and money market deposits	$662,116	$579	0.18%	$605,287	$580	0.19%
Time deposits	229,229	682	0.60	247,978	935	0.76
Total saving and time deposits	891,345	1,261	0.29	853,265	1,515	0.36
Borrowings	2,955	5	0.35	12	-	0.34
Total interest-bearing liabilities	894,300	1,266	0.29	853,277	1,515	0.36
Demand deposits	629,100			578,286
Other liabilities	18,007			25,194
Total liabilities	1,541,407			1,456,757
Stockholders' equity	174,036			164,910
Total liabilities and stockholders' equity	$1,715,443			$1,621,667
Total cost of funds			0.17%			0.21%
Net interest rate spread			4.04%			3.73%
Net interest income/margin		32,795	4.17%		29,280	3.89%
Less tax-equivalent basis adjustment		(1,955)			(1,791)
Net interest income		$30,840			$27,489

(1) Interest on securities includes the effects of tax-equivalent basis adjustments of $1,743 and $1,789 in 2014 and 2013, respectively.
(2) Interest on loans includes the effects of tax-equivalent basis adjustments of $212 and $2 in 2014 and 2013, respectively.

The $500 thousand provision for loan losses recorded in the first half of 2014 was due to the growth in the loan portfolio experienced during the past twelve months. The Company did not record a provision for loan losses in the comparable 2013 period.

Non-interest income declined by $11 thousand in the first half of 2014 versus the comparable 2013 period. This nominal decrease was principally due to reductions in 2014 in net gain on the sale of mortgage loans originated for sale (down $668 thousand), net gain on the sale of portfolio loans (down $445 thousand) and a $23 thousand net loss on the sale of securities available for sale in 2014 versus a net gain of $392 thousand recorded in 2013. These were partially offset by a net gain on the sale of premises and equipment of $752 thousand and a $678 thousand increase in income from the Company’s investment in BOLI in 2014.

Total operating expenses declined by $32 thousand in the first half of 2014 versus 2013 as the result of reductions in several categories, most notably other operating expenses (down $590 thousand), FDIC assessment (down $506 thousand), branch consolidation costs (down $449 thousand), occupancy (down $356 thousand) and equipment (down $246 thousand).

The reduction in other operating expenses resulted primarily from lower OREO expenses and reduced costs associated with legal expenses, fees and subscriptions and property appraisals. The lower FDIC assessment expense for the first half of 2014 compared to the same period in 2013 reflected the Bank’s lower assessment rate as it is no longer under a regulatory formal agreement. The credit to branch consolidation costs in the first half of 2014 resulted from better than expected outcomes on lease termination negotiations for two of the Bank’s closed branches where an expense had previously been recorded in the fourth quarter of 2013. The decreased occupancy and equipment expenses reflected cost savings from the Bank’s closing of two branches in the fourth quarter of 2013 and four branches in the first quarter of 2014.

Largely offsetting the foregoing improvements was a $2.0 million increase in employee compensation and benefits expense due principally to the previously noted $1.7 million expense credit recorded in 2013. Excluding the impact of the 2013 expense credit, employee compensation and benefits expenses rose by $362 thousand or 2.1% in 2014 versus 2013.

The Company recorded income tax expense of $2.2 million in the first six months of 2014 resulting in an effective tax rate of 22.4% versus an income tax expense of $1.3 million and an effective tax rate of 19.2% in the comparable period a year ago. The increase in the Company’s effective tax rate in 2014 versus 2013 resulted from growth in taxable income that is taxed at the Company’s marginal rate of 39%, partially offset by the net $158 thousand impact of the following two matters.

On March 31, 2014, Governor Andrew Cuomo signed legislation to implement the New York State fiscal plan for 2014 – 2015. This legislation encompasses significant changes to New York’s bank tax regime, most notably by merging the bank tax into the general corporate tax law.  In addition, the new budget law simplifies the code by setting forth a single apportionment factor.  The corporate tax rate will be lowered from 7.1% to 6.5% in 2016.  Furthermore, for community banks (all banks and thrifts with $8 billion or less in assets) there is a subtraction modification for a portion of interest earned on all residential and small business loans with a principal amount of up to $5 million made to New York borrowers. All banks in this category that have a REIT on April 1, 2014, and in the applicable tax year would instead get a deduction based on their REIT's dividends paid deduction. The Company had a qualifying REIT on April 1, 2014 and is less than $8 billion in assets. If a change in a tax law or rate occurs, any existing deferred tax liability or asset must be adjusted. The effect is reflected in operations in the period of the enactment of the change in the tax law or rate. As such, the Company made an adjustment to increase its DTAs resulting in a net income tax credit of $612 thousand in 2014.

Offsetting the net income tax credit was a $454 thousand income tax expense related to an adjustment of the Company’s stock based compensation included in the DTAs primarily for stock options that had expired or been forfeited by former employees. The adjustment relates primarily to prior periods, but management has determined that it is not material, and as such, included it in the 2014 first quarter’s results.

Asset Quality - Non-accrual loans totaled $14 million or 1.16% of total loans outstanding at June 30, 2014 versus $15 million or 1.42% of loans outstanding at December 31, 2013 and $17 million or 1.92% of loans outstanding at June 30, 2013.  The allowance for loan losses as a percentage of total non-accrual loans amounted to 133% at June 30, 2014 versus 114% at December 31, 2013 and 101% at June 30, 2013.

The Company held no loans 90 days or more past due and still accruing at any of the reported dates. Total loans 30 - 89 days past due and accruing amounted to $4 million or 0.36% of loans outstanding at June 30, 2014 versus $3 million or 0.33% of loans outstanding at December 31, 2013 and $4 million or 0.44% of loans outstanding at June 30, 2013. The Company held no OREO at any of the reported periods.

Total criticized and classified loans were $44 million at June 30, 2014, $43 million at December 31, 2013 and $73 million at June 30, 2013. Criticized loans are those loans that are not classified but require some degree of heightened monitoring. Classified loans were $34 million at June 30, 2014, $37 million at December 31, 2013 and $47 million at June 30, 2013. The allowance for loan losses as a percentage of total classified loans was 55%, 47% and 36%, respectively, at the same dates.

At June 30, 2014, the Company had $22 million in TDRs, primarily consisting of commercial and industrial loans, commercial real estate loans and residential mortgages totaling $7 million, $11 million and $4 million, respectively. At June 30, 2014, $12 million of the TDRs were on non-accrual status. The Company had TDRs amounting to $16 million at December 31, 2013 and June 30, 2013.

Net loan recoveries of $491 thousand were recorded in the second quarter of 2014 versus net loan recoveries of $224 thousand in the first quarter of 2014 and net loan charge-offs of $541 thousand in the second quarter of 2013. As a percentage of average total loans outstanding, these net amounts represented, on an annualized basis, (0.17%) for the second quarter of 2014, (0.08%) for the first quarter of 2014 and 0.26% for the second quarter of 2013.

At June 30, 2014, the Company’s allowance for loan losses amounted to $18.5 million or 1.55% of period-end loans outstanding. The allowance as a percentage of loans outstanding was 1.62% at December 31, 2013 and 1.93% at June 30, 2013.

The Company recorded a $250 thousand provision for loan losses for the three months ended June 30, 2014, as compared to no provision for the comparable 2013 period, largely due to growth in the loan portfolio experienced during the past twelve months. The adequacy of the provision and the resulting allowance for loan losses, which was $18.5 million at June 30, 2014, is determined by management’s ongoing review of the loan portfolio, including identification and review of individual problem situations that may affect a borrower’s ability to repay, delinquency and non-performing loan data including the current status of criticized and classified loans, collateral values and changes in the size and mix of the loan portfolio.

Management has determined that the current level of the allowance for loan losses is adequate in relation to the probable inherent losses present in the portfolio. Loan portfolio growth was strong during the second quarter of 2014, primarily in multifamily, C&I, mixed use commercial and CRE loans. At June 30, 2014, the Company’s allowance for loan losses included an unallocated portion totaling $1.2 million. Loan growth, including multifamily loans, is expected to continue throughout 2014. An unallocated portion of the reserve is considered a prudent option until these loans to new borrowers establish satisfactory payment patterns.

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

ANALYSIS OF NON-PERFORMING ASSETS
AND THE ALLOWANCE FOR LOAN LOSSES
June 30, 2014 versus December 31, 2013 and June 30, 2013
(dollars in thousands)

NON-PERFORMING ASSETS BY TYPE:
	At
	6/30/2014	12/31/2013	6/30/2013
Non-accrual loans	$13,911	$15,183	$17,183
Non-accrual loans held for sale	-	-	-
Loans 90 days or more past due and still accruing	-	-	-
OREO	-	-	-
Total non-performing assets	$13,911	$15,183	$17,183

Gross loans outstanding	$1,195,496	$1,068,848	$895,451
Total loans held for sale	$573	$175	$1,262

ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES:
	Quarter Ended
	6/30/2014	12/31/2013	6/30/2013
Beginning balance	$17,737	$17,619	$17,834
Provision	250	1,250	-
Charge-offs	(234)	(2,136)	(1,464)
Recoveries	725	530	923
Ending balance	$18,478	$17,263	$17,293

KEY RATIOS:
	At
	6/30/2014	12/31/2013	6/30/2013
Allowance as a % of total loans (1)	1.55%	1.62%	1.93%

Non-accrual loans as a % of total loans (1)	1.16%	1.42%	1.92%

Non-performing assets as a % of total loans, loans held for sale and OREO	1.16%	1.42%	1.92%

Allowance for loan losses as a % of non-accrual loans (1)	133%	114%	101%

Allowance for loan losses as a % of non-accrual loans and loans 90 days or more past due and still accruing (1)	133%	114%	101%

(1) Excludes loans held for sale.

ITEM 3. - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company originates and invests in interest-earning assets and solicits interest-bearing deposit accounts. The Company’s operations are subject to market risk resulting from fluctuations in interest rates to the extent that there is a difference between the amounts of interest-earning assets and interest-bearing liabilities that are prepaid, withdrawn, mature, or repriced in any given period of time. The Company’s earnings or the net value of its portfolio will change under different interest rate scenarios. The principal objective of the Company’s asset/liability management program is to maximize net interest income within an acceptable range of overall risk, including both the effect of changes in interest rates and liquidity risk. The Company’s assessment of market risk at June 30, 2014 indicated there were no material changes in the quantitative and qualitative disclosures from those in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.
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

There were no changes to the Company’s internal control over financial reporting as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act that occurred in the second quarter of 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company’s loan portfolio has a high concentration of commercial real estate loans (exclusive of multifamily and mixed use commercial loans) and its business may be adversely affected by credit risk associated with commercial real estate and a decline in property values.

At June 30, 2014, $488 million, or 41% of the Company’s total gross loan portfolio, was comprised of commercial real estate (exclusive of multifamily and mixed use commercial loans). This type of lending is generally sensitive to regional and local economic conditions that significantly impact the ability of borrowers to meet their loan payment obligations, making loss levels difficult to predict. Although real estate prices have shown signs of improvement, a decline in real estate values may reduce the value of the real estate collateral securing these types of loans and increase the risk that the Company would incur losses if borrowers default on their loans.

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

SUFFOLK BANCORP

Date: July 30, 2014	/s/ Howard C. Bluver
Howard C. Bluver
President & Chief Executive Officer
(principal executive officer)

Date: July 30, 2014	/s/ Brian K. Finneran
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