Form 10-Q
period 2014-09-30
SUFFOLK BANCORP
filed 2014-10-30
CIK 754673

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: SEPTEMBER 30, 2014

or

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

Yes ☐    No ☒

As of October 15, 2014, there were 11,667,752 shares of registrant’s Common Stock outstanding.

SUFFOLK BANCORP
Form 10-Q
For the Quarterly Period Ended September 30, 2014

PART I
ITEM 1. – FINANCIAL STATEMENTS

SUFFOLK BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CONDITION (UNAUDITED)
September 30, 2014 and December 31, 2013
(dollars in thousands, except per share data)

	September 30, 2014	December 31, 2013
ASSETS
Cash and cash equivalents
Cash and non-interest-bearing deposits due from banks	$49,618	$69,065
Interest-bearing deposits due from banks	20,534	62,287
Federal funds sold	1,000	1,000
Total cash and cash equivalents	71,152	132,352
Interest-bearing time deposits in other banks	10,000	10,000
Federal Reserve Bank, Federal Home Loan Bank and other stock	3,200	2,863
Investment securities:
Available for sale, at fair value	308,589	400,780
Held to maturity (fair value of $63,942 and $12,234, respectively)	62,323	11,666
Total investment securities	370,912	412,446
Loans	1,262,061	1,068,848
Allowance for loan losses	18,800	17,263
Net loans	1,243,261	1,051,585
Loans held for sale	-	175
Premises and equipment, net	23,901	25,261
Bank owned life insurance	44,791	38,755
Deferred taxes	13,217	13,953
Income tax receivable	252	-
Accrued interest and loan fees receivable	6,227	5,441
Goodwill and other intangibles	2,987	2,978
Other assets	3,142	4,007
TOTAL ASSETS	$1,793,042	$1,699,816

LIABILITIES & STOCKHOLDERS' EQUITY
Demand deposits	$681,306	$628,616
Saving, N.O.W. and money market deposits	675,037	656,366
Time certificates of $100,000 or more	165,337	158,337
Other time deposits	59,089	66,742
Total deposits	1,580,769	1,510,061
Borrowings	10,000	-
Capital leases	4,538	4,612
Other liabilities	14,538	17,945
TOTAL LIABILITIES	1,609,845	1,532,618
COMMITMENTS AND CONTINGENT LIABILITIES
STOCKHOLDERS' EQUITY
Common stock (par value $2.50; 15,000,000 shares authorized; 13,833,328 shares and 13,738,752 shares issued at September 30, 2014 and December 31, 2013, respectively; 11,667,590 shares and 11,573,014 shares outstanding at September 30, 2014 and December 31, 2013, respectively)	34,583	34,348
Surplus	43,934	43,280
Retained earnings	112,803	102,273
Treasury stock at par (2,165,738 shares)	(5,414)	(5,414)
Accumulated other comprehensive loss, net of tax	(2,709)	(7,289)
TOTAL STOCKHOLDERS' EQUITY	183,197	167,198
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,793,042	$1,699,816

See accompanying notes to unaudited condensed consolidated financial statements.

SUFFOLK BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
For the Three and Nine Months Ended September 30, 2014 and 2013
(dollars in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
INTEREST INCOME
Loans and loan fees	$13,396	$11,464	$39,476	$33,796
U.S. Government agency obligations	553	592	1,772	1,405
Obligations of states and political subdivisions	1,428	1,477	4,422	4,466
Collateralized mortgage obligations	198	386	672	1,767
Mortgage-backed securities	474	518	1,475	1,357
Corporate bonds	38	92	215	305
Federal funds sold and interest-bearing deposits due from banks	35	140	123	502
Dividends	42	36	115	111
Total interest income	16,164	14,705	48,270	43,709
INTEREST EXPENSE
Saving, N.O.W. and money market deposits	291	308	870	888
Time certificates of $100,000 or more	227	280	695	874
Other time deposits	95	145	309	486
Borrowings	2	-	7	-
Total interest expense	615	733	1,881	2,248
Net interest income	15,549	13,972	46,389	41,461
Provision for loan losses	250	-	750	-
Net interest income after provision for loan losses	15,299	13,972	45,639	41,461
NON-INTEREST INCOME
Service charges on deposit accounts	887	964	2,834	2,839
Other service charges, commissions and fees	778	928	2,349	2,451
Fiduciary fees	265	279	824	815
Net gain (loss) on sale of securities available for sale	11	3	(12)	395
Net gain on sale of portfolio loans	217	-	217	445
Net gain on sale of mortgage loans originated for sale	51	142	214	973
Net gain on sale of premises and equipment	-	-	752	-
Gain on Visa shares sold	-	3,836	-	3,836
Income from bank owned life insurance	316	357	1,036	399
Other operating income	25	78	106	215
Total non-interest income	2,550	6,587	8,320	12,368
OPERATING EXPENSES
Employee compensation and benefits	8,628	8,709	25,977	24,037
Occupancy expense	1,295	1,585	4,141	4,787
Equipment expense	418	616	1,301	1,745
Consulting and professional services	693	735	1,883	1,881
FDIC assessment	202	373	737	1,414
Data processing	549	607	1,681	1,823
Branch consolidation costs	-	460	(449)	460
Reserve and carrying costs related to Visa shares sold	57	474	172	474
Other operating expenses	1,394	1,531	4,254	4,962
Total operating expenses	13,236	15,090	39,697	41,583
Income before income tax expense	4,613	5,469	14,262	12,246
Income tax expense	875	1,557	3,033	2,856
NET INCOME	$3,738	$3,912	$11,229	$9,390
EARNINGS PER COMMON SHARE - BASIC	$0.32	$0.34	$0.97	$0.81
EARNINGS PER COMMON SHARE - DILUTED	$0.32	$0.34	$0.96	$0.81
WEIGHTED AVERAGE COMMON SHARES - BASIC	11,661,544	11,573,014	11,611,790	11,569,961
WEIGHTED AVERAGE COMMON SHARES - DILUTED	11,716,286	11,606,702	11,667,991	11,583,044

See accompanying notes to unaudited condensed consolidated financial statements.

SUFFOLK BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
For the Three and Nine Months Ended September 30, 2014 and 2013
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Net income	$3,738	$3,912	$11,229	$9,390
Other comprehensive (loss) income, net of tax and reclassification adjustments:
Net change in unrealized (loss) gain on securities available for sale arising during the period	(601)	(1,445)	4,580	(11,887)
Pension and post-retirement plan benefit obligation	-	-	-	(277)
Total other comprehensive (loss) income, net of tax	(601)	(1,445)	4,580	(12,164)
Total comprehensive income (loss)	$3,137	$2,467	$15,809	$(2,774)

See accompanying notes to unaudited condensed consolidated financial statements.

SUFFOLK BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF
CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)
For the Nine Months Ended September 30, 2014 and 2013
(in thousands, except per share data)

	Nine Months Ended September 30,
	2014	2013
Common stock
Balance, January 1	$34,348	$34,330
Dividend reinvestment	5	-
Stock options exercised	46	18
Stock-based compensation	184	-
Ending balance	34,583	34,348
Surplus
Balance, January 1	43,280	42,628
Dividend reinvestment	38	-
Stock options exercised	200	74
Stock-based compensation	416	367
Ending balance	43,934	43,069
Retained earnings
Balance, January 1	102,273	89,555
Net income	11,229	9,390
Cash dividend on common stock ($0.06 per share in 2014)	(699)	-
Ending balance	112,803	98,945
Treasury stock
Balance, January 1	(5,414)	(5,414)
Ending balance	(5,414)	(5,414)
Accumulated other comprehensive (loss) income, net of tax
Balance, January 1	(7,289)	2,886
Other comprehensive income (loss)	4,580	(12,164)
Ending balance	(2,709)	(9,278)
Total stockholders' equity	$183,197	$161,670

See accompanying notes to unaudited condensed consolidated financial statements.

SUFFOLK BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
For the Nine Months Ended September 30, 2014 and 2013
(in thousands)

	Nine Months Ended September 30,
	2014	2013
NET INCOME	$11,229	$9,390
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES
Provision for loan losses	750	-
Depreciation and amortization	1,775	2,221
Stock-based compensation	600	367
Net amortization of premiums	889	1,002
Originations of mortgage loans for sale	(10,745)	(38,438)
Proceeds from sale of mortgage loans originated for sale	11,134	43,378
Gain on sale of mortgage loans originated for sale	(214)	(973)
Gain on sale of portfolio loans	(217)	(445)
Increase in other intangibles	(9)	(313)
Deferred tax (benefit) expense	(1,914)	2,434
(Increase) decrease in income tax receivable	(252)	363
Increase in accrued interest and loan fees receivable	(786)	(1,083)
Decrease in other assets	865	2,337
Decrease in other liabilities	(3,407)	(1,447)
Income from bank owned life insurance	(1,036)	(399)
Gain on Visa shares sold	-	(3,836)
Gain on sale of premises and equipment	(752)	-
Loss on sale of other real estate owned ("OREO")	-	47
Loss (gain) on sale of securities available for sale	12	(395)
Net cash provided by operating activities	7,922	14,210
CASH FLOWS FROM INVESTING ACTIVITIES
Principal payments on investment securities	9,692	49,307
Proceeds from sale of investment securities - available for sale	20,604	13,427
Maturities of investment securities - available for sale	20,807	22,001
Purchases of investment securities - available for sale	(800)	(115,803)
Maturities of investment securities - held to maturity	994	1,481
Purchases of investment securities - held to maturity	(3,434)	(600)
Increase in interest-bearing time deposits in other banks	-	(10,000)
(Increase) decrease in Federal Reserve Bank, Federal Home Loan Bank and other stock	(337)	127
Proceeds from sale of portfolio loans	25,371	1,349
Loan originations - net	(217,580)	(223,288)
Proceeds from sale of Visa shares	-	3,836
Proceeds from sale of premises and equipment	1,064	-
Proceeds from sale of OREO	-	1,525
Increase in bank owned life insurance	(5,000)	(38,000)
Purchases of premises and equipment - net	(727)	(917)
Net cash used in investing activities	(149,346)	(295,555)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposit accounts	70,708	106,136
Net increase in borrowings	10,000	-
Proceeds from stock options exercised	246	92
Cash dividends paid on common stock	(699)	-
Proceeds from shares issued under the dividend reinvestment plan	43	-
Decrease in capital lease payable	(74)	(53)
Net cash provided by financing activities	80,224	106,175
NET DECREASE IN CASH AND CASH EQUIVALENTS	(61,200)	(175,170)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	132,352	385,806
CASH AND CASH EQUIVALENTS, END OF PERIOD	$71,152	$210,636
SUPPLEMENTAL DATA:
Interest paid	$1,892	$2,263
Income taxes paid	$5,264	$53
Loans transferred to held-for-sale	$25,221	$-
Investment securities transferred from available for sale to held to maturity	$48,147	$-

See accompanying notes to unaudited condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. FINANCIAL STATEMENT PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
The unaudited interim condensed consolidated financial statements include the accounts of Suffolk Bancorp (the “Company”) and its wholly owned subsidiaries, the Suffolk County National Bank of Riverhead and its subsidiaries (the “Bank”) and Suffolk Trust Company. The Bank formed Suffolk Greenway, Inc. (the “REIT”), a real estate investment trust, and owns 100% of an insurance agency and two corporations used to acquire foreclosed real estate. The insurance agency and the two corporations used to acquire foreclosed real estate are immaterial to the Company’s operations. Suffolk Bancorp and subsidiaries are collectively referred to hereafter as the “Company.” All material intercompany accounts and transactions have been eliminated in consolidation.

In the opinion of the Company’s management, the preceding unaudited interim condensed consolidated financial statements contain all adjustments, consisting of normal accruals, necessary for a fair presentation of its condensed consolidated statements of condition as of September 30, 2014 and December 31, 2013, its condensed consolidated statements of operations for the three and nine months ended September 30, 2014 and 2013, its condensed consolidated statements of comprehensive income (loss) for the three and nine months ended September 30, 2014 and 2013, its condensed consolidated statements of changes in stockholders’ equity for the nine months ended September 30, 2014 and 2013 and its condensed consolidated statements of cash flows for the nine months ended September 30, 2014 and 2013.

The preceding unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X, as well as in accordance with predominant practices within the banking industry. They do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates. The results of operations for the three and nine months ended September 30, 2014 are not necessarily indicative of the results of operations to be expected for the remainder of the year. For further information, please refer to the audited consolidated financial statements and footnotes thereto included in the Company’s 2013 Annual Report on Form 10-K.

Earnings Per Share - Basic earnings per share is computed based on the weighted average number of common shares and unvested restricted shares outstanding for each period. The Company’s unvested restricted shares are considered participating securities as they contain rights to non-forfeitable dividends and thus they are included in the basic earnings per share computation. Diluted earnings per share includes the dilutive effect of additional potential common shares issuable under stock options. In the event a net loss is reported, restricted shares and stock options are excluded from earnings per share computations.

The reconciliation of basic and diluted weighted average number of common shares outstanding for the three and nine months ended September 30, 2014 and 2013 follows.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Weighted average common shares outstanding	11,586,564	11,573,014	11,578,350	11,569,961
Weighted average unvested restricted shares	74,980	-	33,440	-
Weighted average shares for basic earnings per share	11,661,544	11,573,014	11,611,790	11,569,961

Additional diluted shares:
Stock options	54,742	33,688	56,201	13,083
Weighted average shares for diluted earnings per share	11,716,286	11,606,702	11,667,991	11,583,044

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

Bank Owned Life Insurance (“BOLI”) - BOLI is recorded at the lower of the cash surrender value or the amount that can be realized under the insurance policy and is included as an asset in the consolidated statements of condition. Changes in the cash surrender value and insurance benefit payments are recorded in non-interest income in the consolidated statements of operations.

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

2. ACCUMULATED OTHER COMPREHENSIVE INCOME (“AOCI”)
The changes in the Company’s AOCI by component, net of tax, for the three and nine months ended September 30, 2014 and 2013 follow (in thousands).

	Three Months Ended September 30, 2014			Three Months Ended September 30, 2013
	Unrealized Gains and Losses on Available for Sale Securities	Pension and Post- Retirement Plan Items	Total	Unrealized Gains and Losses on Available for Sale Securities	Pension and Post- Retirement Plan Items	Total
Beginning balance	$1,086	$(3,194)	$(2,108)	$111	$(7,944)	$(7,833)
Other comprehensive loss before reclassifications	(594)	-	(594)	(1,443)	-	(1,443)
Amounts reclassified from AOCI	(7)	-	(7)	(2)	-	(2)
Net other comprehensive loss	(601)	-	(601)	(1,445)	-	(1,445)
Ending balance	$485	$(3,194)	$(2,709)	$(1,334)	$(7,944)	$(9,278)

	Nine Months Ended September 30, 2014			Nine Months Ended September 30, 2013
	Unrealized Gains and Losses on Available for Sale Securities	Pension and Post- Retirement Plan Items	Total	Unrealized Gains and Losses on Available for Sale Securities	Pension and Post- Retirement Plan Items	Total
Beginning balance	$(4,095)	$(3,194)	$(7,289)	$10,553	$(7,667)	$2,886
Other comprehensive income (loss) before reclassifications	4,573	-	4,573	(11,635)	(277)	(11,912)
Amounts reclassified from AOCI	7	-	7	(252)	-	(252)
Net other comprehensive income (loss)	4,580	-	4,580	(11,887)	(277)	(12,164)
Ending balance	$485	$(3,194)	$(2,709)	$(1,334)	$(7,944)	$(9,278)

The table below presents reclassifications out of AOCI for the three and nine months ended September 30, 2014 and 2013 (in thousands).

	Amount Reclassified from AOCI
	Three Months Ended September 30,		Affected Line Item in the Statement
Details about AOCI Components	2014	2013	Where Net Income is Presented
Unrealized gains and losses on available for sale securities	$11	$3	Net gain (loss) on sale of securities available for sale

	(4)	(1)	Income tax expense

Total reclassifications, net of tax	$7	$2

	Amount Reclassified from AOCI
	Nine Months Ended September 30,		Affected Line Item in the Statement
Details about AOCI Components	2014	2013	Where Net Income is Presented
Unrealized gains and losses on available for sale securities	$(12)	$395	Net gain (loss) on sale of securities available for sale

	5	(143)	Income tax expense

Total reclassifications, net of tax	$(7)	$252

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

During the first nine months of 2014, investment securities totaling $48 million were transferred from available for sale to held to maturity. At the time of transfer, the securities were carried at unrealized losses. In accordance with ASC 320-10-35-10, the securities were transferred at fair value, which became the amortized cost. The discount will be accreted to interest income over the remaining life of the security. The unrealized holding losses at the date of transfer remained in AOCI and will be amortized simultaneously against interest income. Those entries will offset or mitigate each other. For regulatory capital purposes, the unamortized AOCI related to these securities is treated in the same manner as an available for sale debt security.

The amortized cost, estimated fair value and gross unrealized gains and losses of the Company’s investment securities available for sale and held to maturity at September 30, 2014 and December 31, 2013 were as follows (in thousands):

	September 30, 2014				December 31, 2013
		Gross	Gross	Estimated		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
Available for sale:
U.S. Government agency securities	$42,473	$-	$(1,465)	$41,008	$109,315	$-	$(9,220)	$100,095
Obligations of states and political subdivisions	138,222	7,951	-	146,173	148,664	8,499	-	157,163
Collateralized mortgage obligations	22,736	636	(627)	22,745	30,335	557	(788)	30,104
Mortgage-backed securities	94,959	16	(2,662)	92,313	103,332	19	(5,584)	97,767
Corporate bonds	6,349	32	(31)	6,350	15,565	264	(178)	15,651
Total available for sale securities	304,739	8,635	(4,785)	308,589	407,211	9,339	(15,770)	400,780
Held to maturity:
U.S. Government agency securities	48,299	782	(15)	49,066	-	-	-	-
Obligations of states and political subdivisions	14,024	852	-	14,876	11,666	655	(87)	12,234
Total held to maturity securities	62,323	1,634	(15)	63,942	11,666	655	(87)	12,234
Total investment securities	$367,062	$10,269	$(4,800)	$372,531	$418,877	$9,994	$(15,857)	$413,014

At September 30, 2014 and December 31, 2013, investment securities carried at $268 million and $292 million, respectively, were pledged for trust deposits, public funds on deposit and as collateral for the derivative swap contracts.

The amortized cost, contractual maturities and estimated fair value of the Company’s investment securities at September 30, 2014 (in thousands) are presented in the table below. Collateralized mortgage obligations (“CMOs”) and mortgage-backed securities (“MBS”) assume maturity dates pursuant to average lives.

	September 30, 2014
	Amortized	Estimated
	Cost	Fair Value
Securities available for sale:
Due in one year or less	$11,653	$11,868
Due from one to five years	155,455	160,425
Due from five to ten years	137,631	136,296
Total securities available for sale	304,739	308,589
Securities held to maturity:
Due in one year or less	1,667	1,714
Due from one to five years	5,564	6,057
Due from five to ten years	31,988	32,140
Due after ten years	23,104	24,031
Total securities held to maturity	62,323	63,942
Total investment securities	$367,062	$372,531

The proceeds from sales of securities available for sale and the associated realized gains and losses are shown below for the periods indicated (in thousands). Realized gains are also inclusive of gains on called securities.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Proceeds	$-	$-	$20,604	$13,427

Gross realized gains	$11	$3	$240	$395
Gross realized losses	-	-	252	-
Net realized gains (losses)	$11	$3	$(12)	$395

Information pertaining to securities with unrealized losses at September 30, 2014 and December 31, 2013, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows (in thousands):

	Less than 12 months		12 months or longer		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
September 30, 2014	Fair value	Losses	Fair value	Losses	Fair value	Losses
U.S. Government agency securities	$12,016	$15	$41,008	$1,465	$53,024	$1,480
Collateralized mortgage obligations	-	-	8,442	627	8,442	627
Mortgage-backed securities	5,957	29	86,123	2,633	92,080	2,662
Corporate bonds	-	-	2,969	31	2,969	31
Total	$17,973	$44	$138,542	$4,756	$156,515	$4,800

	Less than 12 months		12 months or longer		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
December 31, 2013	Fair value	Losses	Fair value	Losses	Fair value	Losses
U.S. Government agency securities	$86,590	$7,726	$13,505	$1,494	$100,095	$9,220
Obligations of states and political subdivisions	3,932	87	-	-	3,932	87
Collateralized mortgage obligations	2,935	160	5,713	628	8,648	788
Mortgage-backed securities	84,869	4,850	12,637	734	97,506	5,584
Corporate bonds	8,681	178	-	-	8,681	178
Total	$187,007	$13,001	$31,855	$2,856	$218,862	$15,857

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

Upon review of the considerations mentioned here, no OTTI was deemed to be warranted at September 30, 2014.

The Bank was a member of the Visa USA payment network and was issued Class B shares upon Visa’s initial public offering in March 2008. The Visa Class B shares are transferable only under limited circumstances until they can be converted into shares of the publicly traded class of stock. This conversion cannot happen until the settlement of certain litigation, which is indemnified by Visa members. Since its initial public offering, Visa has funded a litigation reserve based upon a change in the conversion ratio of Visa Class B shares into Visa Class A shares. At its discretion, Visa may continue to increase the conversion rate in connection with any settlements in excess of amounts then in escrow for that purpose and reduce the conversion rate to the extent that it adds any funds to the escrow in the future. Based on the existing transfer restriction and the uncertainty of the litigation, the Company has recorded its Visa Class B shares on its balance sheet at zero value.

During the third and fourth quarters of 2013, the Bank sold 100,000 Visa Class B shares to another Visa USA member financial institution at a gross pre-tax gain of approximately $7.8 million which was recorded in non-interest income in the Company’s statement of operations. In conjunction with the sale, the Company entered into derivative swap contracts with the purchaser of these Visa Class B shares which provide for settlements between the purchaser and the Company based upon a change in the conversion ratio of Visa Class B shares into Visa Class A shares. Also during the third and fourth quarters of 2013, the Company recorded a total of $932 thousand in operating expenses and in other liabilities on the balance sheet, representing the estimate of the Company’s exposure to the settlement of the Visa litigation or the derivative liability.

In October 2014, the Bank received notification of a change in the conversion ratio of Visa Class B shares into Visa Class A shares. As a result of this change, in the fourth quarter of 2014 the Bank was required to make a payment of $180 thousand to the purchaser of the Visa Class B shares it sold in 2013. This payment reduced the Company’s previously recorded $932 thousand estimate of the derivative liability to $752 thousand.

The present value of estimated future fees to be paid to the derivative counterparty, or carrying costs, calculated by reference to the market price of the Visa Class A shares at a fixed rate of interest are expensed as incurred. For the three and nine months ended September 30, 2014, $57 thousand and $172 thousand, respectively, in such carrying costs was expensed. The Company has pledged U.S. Government agency securities held in its available for sale portfolio, with a market value of approximately $3 million at September 30, 2014, as collateral for the derivative swap contracts.

Subjectivity has been used in estimating the fair value of both the derivative liability and the associated fees, but management believes that these fair value estimates are adequate based on available information. However, future developments in the litigation could require potentially significant changes to these estimates.

At September 30, 2014, the Company still owned 38,638 Visa Class B shares subsequent to the sales described here. Upon termination of the existing transfer restriction and settlement of the litigation, and to the extent that the Company continues to own such Visa Class B shares in the future, the Company expects to record its Visa Class B shares at fair value.

4. LOANS
At September 30, 2014 and December 31, 2013, net loans disaggregated by class consisted of the following (in thousands):

	September 30, 2014	December 31, 2013
Commercial and industrial	$180,399	$171,199
Commercial real estate	512,341	464,560
Multifamily	274,352	184,624
Mixed use commercial	27,476	4,797
Real estate construction	21,615	6,565
Residential mortgages	185,856	169,552
Home equity	52,001	57,112
Consumer	8,021	10,439
Gross loans	1,262,061	1,068,848
Allowance for loan losses	(18,800)	(17,263)
Net loans at end of period	$1,243,261	$1,051,585

The following summarizes the activity in the allowance for loan losses disaggregated by class for the periods indicated (in thousands).

	Three months ended September 30, 2014					Three months ended September 30, 2013
	Balance at beginning of period	Charge- offs	Recoveries	(Credit) provision for loan losses	Balance at end of period	Balance at beginning of period	Charge- offs	Recoveries	(Credit) provision for loan losses	Balance at end of period
Commercial and industrial	$2,932	$(104)	$160	$(1,121)	$1,867	$4,778	$(60)	$390	$(1,870)	$3,238
Commercial real estate	7,899	-	11	(499)	7,411	6,521	(70)	12	611	7,074
Multifamily	2,444	-	-	238	2,682	529	-	-	903	1,432
Mixed use commercial	212	-	-	(6)	206	180	-	-	(126)	54
Real estate construction	230	-	-	36	266	278	-	-	(4)	274
Residential mortgages	2,650	-	4	193	2,847	2,341	-	4	218	2,563
Home equity	761	-	3	(55)	709	1,059	-	5	17	1,081
Consumer	166	(15)	13	13	177	247	(11)	56	(59)	233
Unallocated	1,184	-	-	1,451	2,635	1,360	-	-	310	1,670
Total	$18,478	$(119)	$191	$250	$18,800	$17,293	$(141)	$467	$-	$17,619

	Nine months ended September 30, 2014					Nine months ended September 30, 2013
	Balance at beginning of period	Charge- offs	Recoveries	(Credit) provision for loan losses	Balance at end of period	Balance at beginning of period	Charge- offs	Recoveries	(Credit) provision for loan losses	Balance at end of period
Commercial and industrial	$2,615	$(419)	$663	$(992)	$1,867	$6,181	$(1,687)	$1,600	$(2,856)	$3,238
Commercial real estate	6,572	-	508	331	7,411	5,965	(70)	85	1,094	7,074
Multifamily	2,159	-	-	523	2,682	150	-	-	1,282	1,432
Mixed use commercial	54	-	-	152	206	34	-	-	20	54
Real estate construction	88	-	-	178	266	141	-	-	133	274
Residential mortgages	2,463	(32)	12	404	2,847	1,576	(74)	5	1,056	2,563
Home equity	745	-	48	(84)	709	907	-	7	167	1,081
Consumer	241	(19)	26	(71)	177	189	(133)	105	72	233
Unallocated	2,326	-	-	309	2,635	2,638	-	-	(968)	1,670
Total	$17,263	$(470)	$1,257	$750	$18,800	$17,781	$(1,964)	$1,802	$-	$17,619

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

The Company recorded a $250 thousand provision for loan losses for the three months ended September 30, 2014 due to growth in the loan portfolio. The Company did not record a provision for loan losses in the third quarter of 2013.

For the three months ended September 30, 2014, the ending balance of the Company’s allowance for loan losses increased by $322 thousand when compared to June 30, 2014. During the third quarter of 2014, the Company decreased its allowance for loan losses allocated to commercial and industrial loans (“C&I”) and commercial real estate loans (“CRE”) by $1.1 million and $488 thousand, respectively, while increasing the amount allocated to multifamily loans by $238 thousand.

The reductions in the allowance for loan losses allocated to C&I and CRE loans were primarily due to decreases of 0.58% and 0.16%, respectively, versus June 30, 2014, in the ASC 450-20 average combined historical loss and environmental factors rates on unimpaired pass rated C&I and CRE loans, partially offset by increases of $2 million and $25 million, respectively, in the balances of such unimpaired pass rated loans.

The increase in the allowance for loan losses allocated to multifamily loans during the third quarter of 2014 largely reflected an increase of $29 million in the balance of unimpaired pass rated multifamily loans.

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

For the three months ended September 30, 2014, the ending balance of the Company’s unallocated portion of the allowance for loan losses increased $1.5 million versus June 30, 2014. Loan portfolio growth was strong during the third quarter of 2014, primarily in multifamily and CRE loans. Loan growth, including multifamily loans, is expected to continue throughout 2014. An unallocated portion of the reserve is considered a prudent option until these loans to new borrowers establish satisfactory payment patterns.

At September 30, 2014 and December 31, 2013, the ending balance in the allowance for loan losses disaggregated by class and impairment methodology is as follows (in thousands). Also in the tables below are total loans at September 30, 2014 and December 31, 2013 disaggregated by class and impairment methodology (in thousands).

	Allowance for Loan Losses			Loan Balances
September 30, 2014	Individually evaluated for impairment	Collectively evaluated for impairment	Ending balance	Individually evaluated for impairment	Collectively evaluated for impairment	Ending balance
Commercial and industrial	$21	$1,846	$1,867	$6,536	$173,863	$180,399
Commercial real estate	-	7,411	7,411	10,215	502,126	512,341
Multifamily	-	2,682	2,682	-	274,352	274,352
Mixed use commercial	-	206	206	-	27,476	27,476
Real estate construction	-	266	266	-	21,615	21,615
Residential mortgages	706	2,141	2,847	5,182	180,674	185,856
Home equity	96	613	709	904	51,097	52,001
Consumer	92	85	177	327	7,694	8,021
Unallocated	-	2,635	2,635	-	-	-
Total	$915	$17,885	$18,800	$23,164	$1,238,897	$1,262,061

	Allowance for Loan Losses			Loan Balances
December 31, 2013	Individually evaluated for impairment	Collectively evaluated for impairment	Ending balance	Individually evaluated for impairment	Collectively evaluated for impairment	Ending balance
Commercial and industrial	$41	$2,574	$2,615	$7,754	$163,445	$171,199
Commercial real estate	-	6,572	6,572	11,821	452,739	464,560
Multifamily	-	2,159	2,159	-	184,624	184,624
Mixed use commercial	-	54	54	-	4,797	4,797
Real estate construction	-	88	88	-	6,565	6,565
Residential mortgages	709	1,754	2,463	5,049	164,503	169,552
Home equity	93	652	745	1,082	56,030	57,112
Consumer	102	139	241	284	10,155	10,439
Unallocated	-	2,326	2,326	-	-	-
Total	$945	$16,318	$17,263	$25,990	$1,042,858	$1,068,848

The following table presents the Company’s impaired loans disaggregated by class at September 30, 2014 and December 31, 2013 (in thousands).

	September 30, 2014			December 31, 2013
	Unpaid Principal Balance	Recorded Balance	Allowance Allocated	Unpaid Principal Balance	Recorded Balance	Allowance Allocated
With no allowance recorded:
Commercial and industrial	$6,473	$6,473	$-	$6,711	$6,711	$-
Commercial real estate	10,633	10,215	-	12,239	11,821	-
Residential mortgages	2,452	2,323	-	2,305	2,176	-
Home equity	714	714	-	891	891	-
Consumer	139	139	-	25	9	-
Subtotal	20,411	19,864	-	22,171	21,608	-

With an allowance recorded:
Commercial and industrial	63	63	21	1,043	1,043	41
Residential mortgages	2,859	2,859	706	2,873	2,873	709
Home equity	327	190	96	328	191	93
Consumer	188	188	92	274	275	102
Subtotal	3,437	3,300	915	4,518	4,382	945
Total	$23,848	$23,164	$915	$26,689	$25,990	$945

The following table presents the Company’s average recorded investment in impaired loans and the related interest income recognized disaggregated by class for the three and nine months ended September 30, 2014 and 2013 (in thousands). No interest income was recognized on a cash basis on impaired loans for the periods presented.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014		2013		2014		2013
	Average recorded investment in impaired loans	Interest income recognized on impaired loans	Average recorded investment in impaired loans	Interest income recognized on impaired loans	Average recorded investment in impaired loans	Interest income recognized on impaired loans	Average recorded investment in impaired loans	Interest income recognized on impaired loans
Commercial and industrial	$7,061	$128	$12,695	$47	$7,304	$679	$12,799	$279
Commercial real estate	10,424	49	8,406	224	11,045	204	8,635	369
Real estate construction	-	-	-	80	-	-	683	94
Residential mortgages	5,148	24	5,202	73	5,069	100	5,098	167
Home equity	811	6	1,174	4	767	26	1,092	8
Consumer	289	7	183	-	222	14	192	8
Total	$23,733	$214	$27,660	$428	$24,407	$1,023	$28,499	$925

TDRs are modifications or renewals where the Company has granted a concession to a borrower in financial distress. The Company reviews all modifications and renewals for determination of TDR status. The Company allocated $698 thousand and $586 thousand of specific reserves to customers whose loan terms have been modified as TDRs as of September 30, 2014 and December 31, 2013, respectively. These loans involved the restructuring of terms to allow customers to mitigate the risk of default by meeting a lower payment requirement based upon their current cash flow. These may also include loans that renewed at existing contractual rates, but below market rates for comparable credit.

A total of $250 thousand was committed to be advanced in connection with TDRs at September 30, 2014 and December 31, 2013, representing the amount the Company is legally required to advance under existing loan agreements. These loans are not in default under the terms of the loan agreements and are accruing interest. It is the Company’s policy to evaluate advances on such loans on a case by case basis. Absent a legal obligation to advance pursuant to the terms of the loan agreement, the Company generally will not advance funds for which it has outstanding commitments, but may do so in certain circumstances.

Outstanding TDRs, disaggregated by class, at September 30, 2014 and December 31, 2013 are as follows (dollars in thousands):

	September 30, 2014		December 31, 2013
TDRs Outstanding	Number of Loans	Outstanding Recorded Balance	Number of Loans	Outstanding Recorded Balance
Commercial and industrial	36	$4,926	43	$6,022
Commercial real estate	8	10,172	7	6,022
Residential mortgages	19	4,089	17	3,891
Home equity	3	205	-	-
Consumer	7	285	3	150
Total	73	$19,677	70	$16,085

The following presents, disaggregated by class, information regarding TDRs executed during the three and nine months ended September 30, 2014 and 2013 (dollars in thousands):

	Three Months Ended September 30,
	2014			2013
		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
	Number	Outstanding	Outstanding	Number	Outstanding	Outstanding
	of	Recorded	Recorded	of	Recorded	Recorded
New TDRs	Loans	Balance	Balance	Loans	Balance	Balance
Commercial and industrial	-	$-	$-	1	$228	$228
Residential mortgages	-	-	-	1	19	19
Home equity	1	98	98	-	-	-
Consumer	1	46	46	-	-	-
Total	2	$144	$144	2	$247	$247

	Nine Months Ended September 30,
	2014			2013
		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
	Number	Outstanding	Outstanding	Number	Outstanding	Outstanding
	of	Recorded	Recorded	of	Recorded	Recorded
New TDRs	Loans	Balance	Balance	Loans	Balance	Balance
Commercial and industrial	10	$1,877	$1,877	5	$1,120	$1,120
Commercial real estate	2	5,161	5,161	-	-	-
Residential mortgages	3	273	273	4	924	924
Home equity	3	207	207	-	-	-
Consumer	4	145	145	1	17	17
Total	22	$7,663	$7,663	10	$2,061	$2,061

Presented below and disaggregated by class is information regarding loans modified as TDRs that had payment defaults of 90 days or more within twelve months of restructuring during the nine months ended September 30, 2014 and 2013 (dollars in thousands). There were no such loans during the three months ended September 30, 2014 and 2013.

	Nine Months Ended September 30,
	2014		2013
		Outstanding		Outstanding
	Number	Recorded	Number	Recorded
Defaulted TDRs	of Loans	Balance	of Loans	Balance
Commercial real estate	2	$1,536	-	$-
Total	2	$1,536	-	$-

Not all loan modifications are TDRs. In some cases, the Company might provide a concession, such as a reduction in interest rate, but the borrower is not experiencing financial distress. This could be the case if the Company is matching a competitor’s interest rate.

The following presents information regarding modifications executed during the three and nine months ended September 30, 2014 and 2013 that are not considered TDRs (dollars in thousands):

	Three Months Ended September 30,
	2014		2013
		Outstanding		Outstanding
	Number	Recorded	Number	Recorded
Non-TDR Modifications	of Loans	Balance	of Loans	Balance
Commercial and industrial	1	$67	11	$2,240
Commercial real estate	2	11,017	11	6,367
Multifamily	-	-	1	410
Total	3	$11,084	23	$9,017

	Nine Months Ended September 30,
	2014		2013
		Outstanding		Outstanding
	Number	Recorded	Number	Recorded
Non-TDR Modifications	of Loans	Balance	of Loans	Balance
Commercial and industrial	1	$67	19	$6,741
Commercial real estate	14	34,798	31	32,485
Multifamily	-	-	1	410
Total	15	$34,865	51	$39,636

The following table presents a summary of non-performing assets for each period (in thousands):

	September 30, 2014	December 31, 2013
Non-accrual loans	$14,654	$15,183
Non-accrual loans held for sale	-	-
Loans 90 days past due and still accruing	-	-
OREO	-	-
Total non-performing assets	$14,654	$15,183
TDRs accruing interest	$8,194	$10,647
TDRs non-accruing	$11,483	$5,438

At September 30, 2014 and December 31, 2013, non-accrual loans disaggregated by class were as follows (dollars in thousands):

	September 30, 2014				December 31, 2013
	Non- accrual loans	% of Total	Total Loans	% of Total Loans	Non- accrual loans	% of Total	Total Loans	% of Total Loans
Commercial and industrial	$4,946	33.7%	$180,399	0.4%	$5,014	33.0%	$171,199	0.4%
Commercial real estate	6,650	45.4	512,341	0.5	7,492	49.3	464,560	0.7
Multifamily	-	-	274,352	-	-	-	184,624	-
Mixed use commercial	-	-	27,476	-	-	-	4,797	-
Real estate construction	-	-	21,615	-	-	-	6,565	-
Residential mortgages	2,457	16.8	185,856	0.2	1,897	12.5	169,552	0.2
Home equity	557	3.8	52,001	0.1	647	4.3	57,112	0.1
Consumer	44	0.3	8,021	-	133	0.9	10,439	-
Total	$14,654	100.0%	$1,262,061	1.2%	$15,183	100.0%	$1,068,848	1.4%

Additional interest income of approximately $185 thousand and $208 thousand would have been recorded during the three months ended September 30, 2014 and 2013, respectively, and $824 thousand and $894 thousand during the nine months ended September 30, 2014 and 2013, respectively, if non-accrual loans had performed in accordance with their original terms.

The following table presents the collateral value securing non-accrual loans for each period (in thousands):

	September 30, 2014		December 31, 2013
	Principal Balance	Collateral Value	Principal Balance	Collateral Value
Commercial and industrial (1)	$4,946	$2,500	$5,014	$3,750
Commercial real estate	6,650	9,960	7,492	13,050
Residential mortgages	2,457	5,279	1,897	3,764
Home equity	557	3,476	647	3,072
Consumer	44	-	133	-
Total	$14,654	$21,215	$15,183	$23,636
(1) Repayment of commercial and industrial loans is expected primarily from the cash flow of the business. The collateral typically securing these loans is a lien on all corporate assets via a blanket UCC filing and does not usually include real estate. For purposes of this disclosure, the Company has ascribed no value to the non-real estate collateral for this class of loans.

At September 30, 2014 and December 31, 2013, past due loans disaggregated by class were as follows (in thousands).

	Past Due
September 30, 2014	30 - 59 days	60 - 89 days	90 days and over	Total	Current	Total
Commercial and industrial	$95	$-	$4,946	$5,041	$175,358	$180,399
Commercial real estate	-	-	6,650	6,650	505,691	512,341
Multifamily	-	-	-	-	274,352	274,352
Mixed use commercial	-	-	-	-	27,476	27,476
Real estate construction	-	-	-	-	21,615	21,615
Residential mortgages	1,684	297	2,457	4,438	181,418	185,856
Home equity	1,014	75	557	1,646	50,355	52,001
Consumer	40	33	44	117	7,904	8,021
Total	$2,833	$405	$14,654	$17,892	$1,244,169	$1,262,061
% of Total Loans	0.2%	0.0%	1.2%	1.4%	98.6%	100.0%

	Past Due
December 31, 2013	30 - 59 days	60 - 89 days	90 days and over	Total	Current	Total
Commercial and industrial	$13	$-	$5,014	$5,027	$166,172	$171,199
Commercial real estate	631	-	7,492	8,123	456,437	464,560
Multifamily	-	-	-	-	184,624	184,624
Mixed use commercial	-	-	-	-	4,797	4,797
Real estate construction	-	-	-	-	6,565	6,565
Residential mortgages	1,535	339	1,897	3,771	165,781	169,552
Home equity	795	100	647	1,542	55,570	57,112
Consumer	75	-	133	208	10,231	10,439
Total	$3,049	$439	$15,183	$18,671	$1,050,177	$1,068,848
% of Total Loans	0.3%	0.0%	1.4%	1.7%	98.3%	100.0%

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

The following presents the Company’s loan portfolio credit risk profile by internally assigned grade disaggregated by class of loan at September 30, 2014 and December 31, 2013 (in thousands).

	September 30, 2014				December 31, 2013
	Grade				Grade
	Pass	Special mention	Substandard	Total	Pass	Special mention	Substandard	Total
Commercial and industrial	$170,467	$1,308	$8,624	$180,399	$158,536	$2,934	$9,729	$171,199
Commercial real estate	487,532	8,985	15,824	512,341	440,505	2,817	21,238	464,560
Multifamily	274,352	-	-	274,352	184,624	-	-	184,624
Mixed use commercial	27,476	-	-	27,476	4,797	-	-	4,797
Real estate construction	21,615	-	-	21,615	6,565	-	-	6,565
Residential mortgages	181,147	-	4,709	185,856	164,559	-	4,993	169,552
Home equity	51,347	-	654	52,001	56,379	-	733	57,112
Consumer	7,692	-	329	8,021	10,156	-	283	10,439
Total	$1,221,628	$10,293	$30,140	$1,262,061	$1,026,121	$5,751	$36,976	$1,068,848
% of Total	96.8%	0.8%	2.4%	100.0%	96.0%	0.5%	3.5%	100.0%

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

The following table summarizes the net periodic pension credit (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Interest cost	$540	$499	$1,619	$1,495
Expected return on plan assets	(637)	(577)	(1,911)	(1,727)
Net amortization	6	62	19	184
Net periodic pension credit	$(91)	$(16)	$(273)	$(48)

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

No options were granted during the first nine months of 2014. Options granted in 2013 and 2012 are exercisable over a three-year period commencing one year from the date of grant at a rate of one-third per year. Options granted in 2011 are exercisable over a three-year period commencing three years from the date of grant at a rate of one-third per year.

The total intrinsic value of options exercised during the first nine months of 2014 and 2013 was $145 thousand and $15 thousand, respectively. The total cash received from such option exercises was $246 thousand and $92 thousand, respectively, excluding the tax benefit realized. In exercising those options, 18,735 shares and 6,667 new shares, respectively, of the Company’s common stock were issued.

Both plans provide for but do not require the grant of stock appreciation rights (“SARs”) that the holder may exercise instead of the underlying option. At September 30, 2014, there were 6,000 SARs outstanding related to options granted before 2011. The SARs had no intrinsic value at September 30, 2014. When the SAR is exercised, the underlying option is canceled. The optionee receives shares of common stock or cash with a fair market value equal to the excess of the fair value of the shares subject to the option at the time of exercise (or the portion thereof so exercised) over the aggregate option price of the shares set forth in the option agreement. The exercise of SARs is treated as the exercise of the underlying option.

A summary of stock option activity follows:

		Weighted-Average
	Number	Exercise Price
	of Shares	Per Share
Outstanding, January 1, 2014	291,000	$16.18
Granted	-	-
Exercised	(18,735)	$13.18
Forfeited or expired	(19,165)	$16.82
Outstanding, September 30, 2014	253,100	$16.35

The following summarizes shares subject to purchase from stock options outstanding and exercisable as of September 30, 2014:

	Outstanding			Exercisable
		Weighted-Average			Weighted-Average
Range of		Remaining	Weighted-Average		Remaining	Weighted-Average
Exercise Prices	Shares	Contractual Life	Exercise Price	Shares	Contractual Life	Exercise Price
$10.00 - $14.00	120,000	7.4 years	$11.97	46,669	7.5 years	$12.81
$14.01 - $20.00	106,100	8.8 years	$17.35	30,604	8.7 years	$17.02
$20.01 - $30.00	5,000	4.3 years	$28.30	5,000	4.3 years	$28.30
$30.01 - $40.00	22,000	1.8 years	$32.69	22,000	1.8 years	$32.69
	253,100	7.4 years	$16.35	104,273	6.5 years	$18.99

Restricted Stock Awards
Under the Company’s Amended and Restated 2009 Stock Incentive Plan (the “2009 Plan”), the Company can award options, SARs and restricted stock. During the first nine months of 2014, the Company awarded 77,000 shares of restricted stock to certain key employees. The restricted stock awards currently outstanding vest over a three-year period commencing one year from the date of grant at a rate of one-third per year. A summary of restricted stock activity follows:

		Weighted-Average
	Number	Grant-Date
	of Shares	Fair Value
Nonvested, January 1, 2014	-	-
Granted	77,000	$22.51
Vested	-	-
Forfeited or expired	(3,450)	$22.51
Nonvested, September 30, 2014	73,550	$22.51

The Company accounts for stock-based compensation on a modified prospective basis with the fair value of grants of employee stock options and restricted stock awards recognized in the financial statements. Compensation expense related to stock-based compensation amounted to $599 thousand and $367 thousand for the nine months ended September 30, 2014 and 2013, respectively. The remaining unrecognized compensation cost of approximately $1.8 million at September 30, 2014 will be expensed over the remaining weighted average vesting period of approximately 2.3 years.

Under the 2009 Plan, a total of 500,000 shares of the Company’s common stock were reserved for issuance, of which 204,948 shares remain for possible issuance at September 30, 2014. There are no remaining shares reserved for issuance under the 1999 Stock Option Plan.

7. INCOME TAXES
The deferred tax assets and liabilities are netted and presented in a single amount which is included in deferred taxes in the accompanying consolidated statements of condition. The realization of deferred tax assets (“DTAs”) (net of a recorded valuation allowance) is largely dependent upon future taxable income, future reversals of existing taxable temporary differences and the ability to carry back losses to available tax years. In assessing the need for a valuation allowance, the Company considers positive and negative evidence, including taxable income in carryback years, scheduled reversals of deferred tax liabilities, expected future taxable income and tax planning strategies. At September 30, 2014 the Company had no remaining Federal net operating loss carryforwards and had net operating loss carryforwards of approximately $15.5 million for New York State (“NYS”) income tax purposes, which may be applied against future taxable income. The Company has a full valuation allowance of $360 thousand, tax effected, on the NYS net operating loss carryforward due to the Company’s significant tax-exempt investment income. The valuation allowance may be reversed to income in future periods to the extent that the related DTAs are realized or when the Company returns to consistent, taxable earnings in NYS. The NYS unused net operating loss carryforwards are expected to expire in varying amounts through the year 2032.

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

The Company recognizes interest and penalties accrued relating to unrecognized tax benefits in income tax expense. There is no accrued interest relating to uncertain tax positions as of September 30, 2014. The Company files income tax returns in the U.S. federal jurisdiction and in New York State. Federal returns are subject to audits by tax authorities and the Company was audited for the tax years 2010 through 2012. The Company does not expect a significant change in income taxes as a result of this audit as the tax authorities have tentatively accepted the tax returns with no proposed changes.  In 2012, New York State audited the Company and Suffolk Greenway, Inc., a subsidiary of the Bank, for the years 2008, 2009 and 2010 and there was no change as a result of these audits. It is not anticipated that the unrecognized tax benefits will significantly change over the next 12 months.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and tier 1 capital, as defined in the federal banking regulations, to risk-weighted assets and of tier 1 capital to adjusted average assets (leverage). Management believes, as of September 30, 2014, that the Company and the Bank met all such capital adequacy requirements to which it is subject.

The Bank’s capital amounts (in thousands) and ratios are as follows:

			Minimum		Minimum to be Well
			for capital		Capitalized under prompt
	Actual capital ratios		adequacy		corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2014
Total capital to risk-weighted assets	$195,388	13.97%	$111,863	8.00%	$139,829	10.00%
Tier 1 capital to risk-weighted assets	177,890	12.72%	55,932	4.00%	83,897	6.00%
Tier 1 capital to adjusted average assets (leverage)	177,890	10.11%	70,350	4.00%	87,938	5.00%

December 31, 2013
Total capital to risk-weighted assets	$181,952	14.92%	$97,542	8.00%	$121,927	10.00%
Tier 1 capital to risk-weighted assets	166,683	13.67%	48,771	4.00%	73,156	6.00%
Tier 1 capital to adjusted average assets (leverage)	166,683	9.74%	68,454	4.00%	85,567	5.00%

The Company’s tier 1 leverage, tier 1 risk-based and total risk-based capital ratios were 10.21%, 12.84% and 14.09%, respectively, at September 30, 2014 versus 9.81%, 13.77% and 15.02%, respectively, at December 31, 2013.

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

In July 2013, the OCC approved new rules on regulatory capital applicable to national banks, implementing Basel III. Most banking organizations are required to apply the new capital rules on January 1, 2015. The final rules set a new common equity tier 1 requirement and higher minimum tier 1 requirements for all banking organizations. They also place limits on capital distributions and certain discretionary bonus payments if a banking organization does not maintain a buffer of common equity tier 1 capital above minimum capital requirements. The rules revise the prompt corrective action framework to incorporate the new regulatory capital minimums. They also enhance risk sensitivity and address weaknesses identified over recent years with the measure of risk-weighted assets, including through new measures of creditworthiness to replace references to credit ratings, consistent with section 939A of the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”). Based on our capital levels and balance sheet composition at September 30, 2014, we believe implementation of the new rules will not have a material impact on our capital needs.

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

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments (in thousands).

	Level in	September 30, 2014		December 31, 2013
	Fair Value	Carrying	Estimated	Carrying	Estimated
	Hierarchy	Amount	Fair Value	Amount	Fair Value
Cash and due from banks	Level 1	$70,152	$70,152	$131,352	$131,352
Cash equivalents	Level 2	1,000	1,000	1,000	1,000
Interest-bearing time deposits in other banks	Level 2	10,000	10,020	10,000	10,000
Federal Reserve Bank, Federal Home Loan
Bank and other stock	N/A	3,200	N/A	2,863	N/A
Investment securities held to maturity	Level 2	62,323	63,942	11,666	12,234
Investment securities available for sale	Level 2	308,589	308,589	400,780	400,780
Loans held for sale	Level 2	-	-	175	175
Loans, net of allowance	Level 2, 3 (1)	1,243,261	1,235,732	1,051,585	1,056,279
Bank owned life insurance	Level 3	44,791	44,791	38,755	38,755
Accrued interest and loan fees receivable	Level 2	6,227	6,227	5,441	5,441
Non-maturity deposits	Level 2	1,356,343	1,356,343	1,284,982	1,284,982
Time deposits	Level 2	224,426	224,860	225,079	225,946
Accrued interest payable	Level 2	149	149	160	160

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

The following presents fair value measurements on a recurring basis at September 30, 2014 and December 31, 2013 (in thousands):

		Fair Value Measurements Using
		Significant Other	Significant
		Observable Inputs	Unobservable Inputs
Assets:	September 30, 2014	(Level 2)	(Level 3)
U.S. Government agency securities	$41,008	$41,008	$-
Corporate bonds	6,350	6,350	-
Collateralized mortgage obligations	22,745	22,745	-
Mortgage-backed securities	92,313	92,313	-
Obligations of states and political subdivisions	146,173	146,173	-
Loans held for sale	-	-	-
Mortgage servicing rights	2,173	-	2,173
Total	$310,762	$308,589	$2,173

Liabilities:
Derivatives	932	$-	$932
Total	$932	$-	$932

		Fair Value Measurements Using
		Significant Other	Significant
		Observable Inputs	Unobservable Inputs
Assets:	December 31, 2013	(Level 2)	(Level 3)
U.S. Government agency securities	$100,095	$100,095	$-
Corporate bonds	15,651	15,651	-
Collateralized mortgage obligations	30,104	30,104	-
Mortgage-backed securities	97,767	97,767	-
Obligations of states and political subdivisions	157,163	157,163	-
Loans held for sale	175	175	-
Mortgage servicing rights	2,163	-	2,163
Total	$403,118	$400,955	$2,163

Liabilities:
Derivatives	932	$-	$932
Total	$932	$-	$932

Reconciliations for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) follow (in thousands).

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Three Months Ended September 30,
	2014		2013
	Assets	Liabilities	Assets	Liabilities
	Mortgage Servicing Rights	Derivatives	Mortgage Servicing Rights	Derivatives
Balance, July 1	$2,172	$932	$2,136	$-
Net increase	1	-	33	460
Balance, September 30	$2,173	$932	$2,169	$460

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Nine Months Ended September 30,
	2014		2013
	Assets	Liabilities	Assets	Liabilities
	Mortgage Servicing Rights	Derivatives	Mortgage Servicing Rights	Derivatives
Balance, January 1	$2,163	$932	$1,856	$-
Net increase	10	-	313	460
Balance, September 30	$2,173	$932	$2,169	$460

Assets measured at fair value on a non-recurring basis are as follows (in thousands):

Assets:	September 30, 2014	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Impaired loans	$16,361	$16,361
Total	$16,361	$16,361

Assets:	December 31, 2013	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Impaired loans	$16,942	$16,942
Total	$16,942	$16,942

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

Non-GAAP Disclosure - This discussion includes non-GAAP financial measures of the Company’s tangible common equity (“TCE”) ratio, tangible common equity and tangible assets. A non-GAAP financial measure is a numerical measure of historical or future financial performance, financial position or cash flows that excludes or includes amounts that are required to be disclosed in the most directly comparable measure calculated and presented in accordance with U.S. GAAP. The Company believes that these non-GAAP financial measures provide both management and investors a more complete understanding of the underlying operational results and trends and the Company’s marketplace performance. The presentation of this additional information is not meant to be considered in isolation or as a substitute for the numbers prepared in accordance with U.S. GAAP and may not be comparable to similarly titled measures used by other financial institutions.

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

In order to expand the Company geographically into western Suffolk and Nassau Counties and to diversify the lending business of the Company, loan production offices were opened in Garden City and Melville in 2013 and 2012, respectively. As part of our strategy to move westward, the loan production office in Garden City serves the major business markets in central and western Long Island. Consistent with that strategy, we have identified Long Island City, Queens, as our next expansion market. We intend to open a loan production office coupled with a small branch in Long Island City to serve Queens and nearby Brooklyn within the next few months. Seasoned banking professionals have joined the Company to augment both interest and fee income through the origination of commercial and industrial loans, the generation of high quality multifamily and jumbo mortgages to be retained in the portfolio and conforming mortgages for sale in secondary markets. The Bank finances most of its activities with deposits, including demand, saving, N.O.W. and money market deposits, as well as time deposits. It may also rely on other sources of funds, including inter-bank overnight loans. The Company’s chief competition includes local banks within its market area, as well as New York City money center banks and regional banks.

Financial Performance Summary
As of or for the quarters and nine months ended September 30, 2014 and 2013
(dollars in thousands, except per share data)

			Over/					Over/
	Quarters ended September 30,		(under)			Nine months ended September 30,		(under)
	2014	2013	2013			2014	2013	2013
Revenue (1)	$18,099	$20,559	(12.0%)			$54,709	$53,829	1.6%
Operating expenses (2)	$13,236	$15,090	(12.3%)			$39,697	$41,583	(4.5%)
Provision for loan losses	$250	$-	N/	M	(4)	$750	$-	N/	M	(4)
Net income	$3,738	$3,912	(4.4%)			$11,229	$9,390	19.6%
Net income per common share - diluted	$0.32	$0.34	(5.9%)			$0.96	$0.81	18.5%
Return on average assets	0.84%	0.92%	(8)		bp	0.87%	0.76%	11		bp
Return on average stockholders' equity	8.18%	9.72%	(154)		bp	8.51%	7.70%	81		bp
Tier 1 leverage ratio	10.21%	9.66%	55		bp	10.21%	9.66%	55		bp
Tier 1 risk-based capital ratio	12.84%	13.94%	(110)		bp	12.84%	13.94%	(110)		bp
Total risk-based capital ratio	14.09%	15.19%	(110)		bp	14.09%	15.19%	(110)		bp
Tangible common equity ratio (non-GAAP)	10.07%	9.21%	86		bp	10.07%	9.21%	86		bp
Total stockholders' equity/total assets (3)	10.22%	9.37%	85		bp	10.22%	9.37%	85		bp

bp - denotes basis points; 100 bp equals 1%.
(1) Represents net interest income plus total non-interest income.
(2) Results for the 2013 nine-month period are net of a $1,659 non-recurring gain arising from the termination of post-retirement life insurance benefits during the second quarter of 2013.
(3) The ratio of total stockholders' equity to total assets is the most comparable GAAP measure to the non-GAAP tangible common equity ratio presented herein.
(4) N/M - denotes % variance not meaningful for statistical purposes.

At September 30, 2014, the Company, on a consolidated basis, had total assets of $1.8 billion, total deposits of $1.6 billion and stockholders’ equity of $183 million. The Company recorded net income of $3.7 million, or $0.32 per diluted common share, for the third quarter of 2014, compared to $3.9 million, or $0.34 per diluted common share, for the same period in 2013. The 4.4% reduction in third quarter 2014 reported earnings versus 2013 resulted principally from a $3.8 million pre-tax gain recorded in the third quarter of 2013 on the sale of Visa Class B shares owned by the Company, coupled with a $250 thousand provision for loan losses in 2014. The Company did not record a provision for loan losses in the third quarter of 2013. Partially offsetting these negative factors was a $1.6 million increase in net interest income in 2014, coupled with a $1.9 million reduction in operating expenses when compared to the comparable 2013 period.

The Company’s return on average assets and return on average common stockholders’ equity were 0.84% and 8.18%, respectively, in the third quarter of 2014 versus 0.92% and 9.72%, respectively, in the third quarter of 2013.

The Company experienced an increase in the total loan portfolio of $67 million, from $1.20 billion at June 30, 2014 to $1.26 billion at September 30, 2014, a 5.6% quarterly growth rate. The geographic and product diversification strategies implemented in our lending businesses continue to work well. Each of our lending businesses, commercial, multifamily and residential, have contributed. The Company is increasing market share by preserving our eastern Suffolk lending franchise while simultaneously expanding west. Third quarter loan growth was net of the September 2014 sale of $25 million in performing multifamily loans.

The credit quality of the Company’s loan portfolio remains strong. Notwithstanding the strong loan growth we are experiencing and while we can compete aggressively on price due to the competitive advantage we enjoy on funding costs, we will not compromise on credit quality. Total non-accrual loans on September 30, 2014 were $15 million, or 1.16% of total loans, and a substantial majority of these loans are both well collateralized and performing under negotiated workout agreements with cooperative borrowers. Early delinquencies (30-89 days past due), which are managed aggressively as a potential harbinger of future credit issues, continue to be well controlled at $3.2 million, or 0.25% of total loans. We also believe we are well reserved given the risks in our loan portfolio and the improving economic conditions in our markets. Our allowance for loan losses at September 30, 2014 was $18.8 million, or 1.49% of total loans and 128% of non-accrual loans.

The Company’s core deposit franchise continues to be among the best in the region. Core deposits, consisting of demand, N.O.W., saving and money market deposits, totaled $1.4 billion at September 30, 2014, representing 86% of total deposits at that date. Demand deposits totaled $681 million at September 30, 2014 and represented 43% of total deposits at that date. The deposit product mix continues to be an important strength of the Company and resulted in an average cost of funds of 16 basis points during the third quarter of 2014.

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

Material Changes in Financial Condition - Total assets of the Company were $1.8 billion at September 30, 2014. When compared to December 31, 2013, total assets increased by $93 million. This change largely reflects an increase in loans of $193 million, partially offset by a decline in cash and cash equivalents of $61 million as redeployment of lower-yielding overnight interest-bearing deposits into higher yielding assets continued, coupled with a decline in investment securities of $42 million. Total loans were $1.26 billion at September 30, 2014 compared to $1.07 billion at December 31, 2013. The increase in the loan portfolio largely reflects growth of multifamily, CRE, mixed use commercial, residential mortgage and C&I loans of $90 million, $48 million, $23 million, $16 million and $9 million, respectively, during the first nine months of 2014.

Total investment securities were $371 million at September 30, 2014 and $412 million at December 31, 2013. The decrease in the investment portfolio largely reflects sales of corporate bonds, MBS of U.S. Government-sponsored enterprises and U.S. Government agency securities of $9 million, $6 million and $5 million, respectively. In addition, principal paydowns of CMOs and MBS of U.S. Government-sponsored enterprises totaled $10 million and maturities and calls of municipal obligations and U.S. Government agency securities totaled $22 million during the first nine months of 2014. These were partially offset by purchases of municipal obligations totaling $4 million. A reduction in interest rates in 2014 had a positive impact of $4 million on the fair value of the Company’s available for sale investment portfolio.

At September 30, 2014, total deposits were $1.6 billion, an increase of $71 million when compared to December 31, 2013. This increase was primarily due to higher balances of demand deposits, money market deposits and higher-cost time certificates of $100,000 or more of $53 million, $13 million and $7 million, respectively. Core deposit balances, which consist of demand, saving, N.O.W. and money market deposits, represented 86% and 85% of total deposits at September 30, 2014 and December 31, 2013, respectively. Demand deposit balances represented 43% and 42% of total deposits at September 30, 2014 and December 31, 2013, respectively. At September 30, 2014, the Company had $10 million in overnight borrowings outstanding. The Company had no borrowed funds outstanding at December 31, 2013.

Liquidity and Capital Resources - Liquidity management is defined as both the Company’s and the Bank’s ability to meet their financial obligations on a continuous basis without material loss or disruption of normal operations. These obligations include the withdrawal of deposits on demand or at their contractual maturity, the repayment of borrowings as they mature, funding new and existing loan commitments and the ability to take advantage of business opportunities as they arise. Asset liquidity is provided by short-term investments and the marketability of securities available for sale. The Company may also leave excess reserve balances at the FRB if the rate being paid is higher than would be available from other short-term investments. Liquid assets, consisting of federal funds sold, securities available for sale and balances at the FRB, decreased to $328 million at September 30, 2014 compared to $462 million at December 31, 2013 as the Company continued to redeploy its lower-yielding cash balances into loans. These liquid assets may include assets that have been pledged against municipal deposits or short-term borrowings. In addition, the Company has pledged U.S. Government agency securities held in its available for sale portfolio, with a market value of approximately $3 million at September 30, 2014, as collateral for the derivative swap contracts. Liquidity is also provided by the maintenance of a base of core deposits, maturing short-term assets including cash and due from banks, the ability to sell or pledge marketable assets and access to lines of credit.

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

The Company’s primary sources of funds are cash provided by deposits and borrowings, proceeds from maturities and sales of securities available for sale and cash provided by operating activities. At September 30, 2014, total deposits were $1.6 billion, an increase of $71 million when compared to December 31, 2013. Of the total time deposits at September 30, 2014, $190 million are scheduled to mature within the next 12 months. Based on historical experience, the Company expects to be able to replace a substantial portion of those maturing deposits with comparable deposit products. At September 30, 2014, there were $10 million in borrowings outstanding which were repaid the next business day. At December 31, 2013, there were no borrowings outstanding. For the nine months ended September 30, 2014 and 2013, proceeds from sales and maturities of securities available for sale totaled $41 million and $35 million, respectively.

The Company’s primary uses of funds are for the origination of loans and the purchase of investment securities. For the nine months ended September 30, 2014, the Company had net loan originations for portfolio of $218 million compared to $223 million for the same period in 2013. The Company purchased investment securities totaling $4 million and $116 million during the nine months ended September 30, 2014 and 2013, respectively.

The Bank’s Asset/Liability and Funds Management Policy establishes specific policies and operating procedures governing liquidity levels to assist management in developing plans to address future and current liquidity needs. Management monitors the rates and cash flows from the loan and investment portfolios while also examining the maturity structure and volatility characteristics of liabilities to develop an optimum asset/liability mix. Available funding sources include retail, commercial and municipal deposits, purchased liabilities and stockholders’ equity. At September 30, 2014, access to approximately $432 million in Federal Home Loan Bank (“FHLB”) lines of credit for overnight or term borrowings with maturities of up to thirty years was available. At September 30, 2014, approximately $60 million and $10 million in unsecured and secured lines of credit, respectively, extended by correspondent banks were also available to be utilized, if needed, for short-term funding purposes. At September 30, 2014, $10 million in overnight borrowings were outstanding with the FHLB. No borrowings were outstanding under lines of credit with correspondent banks.

The Bank also has the ability to access the brokered deposit market. Deposits gathered through the Certificate of Deposit Account Registry Service (“CDARS”) are considered for regulatory purposes to be brokered deposits. At September 30, 2014, the Bank had $4 million in CDARS deposits outstanding.

The Company strives to maintain an efficient level of capital, commensurate with its risk profile, on which a competitive rate of return to stockholders will be realized over both the short and long term. Capital is managed to enhance stockholder value while providing flexibility for management to act opportunistically in a changing marketplace. Management continually evaluates the Company’s capital position in light of current and future growth objectives and regulatory guidelines. Total stockholders’ equity amounted to $183 million at September 30, 2014 and $167 million at December 31, 2013. The increase in stockholders’ equity versus December 31, 2013 was due to a combination of net income, net of dividends paid, recorded during the first nine months of 2014 coupled with a $5 million decrease in accumulated other comprehensive loss, net of tax. The decrease in accumulated other comprehensive loss at September 30, 2014 resulted primarily from the positive impact of a reduction in interest rates in 2014 on the value of the Company’s available for sale investment portfolio.

The Company and the Bank are subject to regulatory capital requirements. The Company’s tier 1 leverage, tier 1 risk-based and total risk-based capital ratios were 10.21%, 12.84% and 14.09%, respectively, at September 30, 2014. The Company’s capital ratios exceeded all regulatory requirements at September 30, 2014. The Bank’s tier 1 leverage, tier 1 risk-based and total risk-based capital ratios were 10.11%, 12.72% and 13.97%, respectively, at September 30, 2014. Each of these ratios exceeds the regulatory guidelines for a well-capitalized institution, the highest regulatory capital category.

The Company did not repurchase any shares of its common stock during the first nine months of 2014. Repurchase of shares will occur only if management believes that the purchase will be at prices that are accretive to earnings per share and is the most efficient use of the Company’s capital.

The Company’s tangible common equity ratio was 10.07% at September 30, 2014 compared to 9.68% at December 31, 2013 and 9.21% at September 30, 2013. The ratio of tangible common equity to tangible assets, or TCE ratio, is calculated by dividing total common stockholders’ equity by total assets, after reducing both amounts by intangible assets. The TCE ratio is not required by GAAP or by applicable bank regulatory requirements, but is a metric used by management to evaluate the adequacy of our capital levels. Since there is no authoritative requirement to calculate the TCE ratio, our TCE ratio is not necessarily comparable to similar capital measures disclosed or used by other companies in the financial services industry. Tangible common equity and tangible assets are non-GAAP financial measures and should be considered in addition to, not as a substitute for or superior to, financial measures determined in accordance with GAAP or as required by bank regulatory agencies. Set forth below are the reconciliations of tangible common equity to GAAP total common stockholders’ equity and tangible assets to GAAP total assets at September 30, 2014 (in thousands):

Total stockholders' equity	$183,197	Total assets	$1,793,042	10.22%	(1)
Less: intangible assets	(2,987)	Less: intangible assets	(2,987)
Tangible common equity	$180,210	Tangible assets	$1,790,055	10.07%

(1) The ratio of total stockholders' equity to total assets is the most comparable GAAP measure to the non-GAAP tangible common equity ratio presented herein.

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management’s credit evaluation of the customer. Collateral required varies, but may include accounts receivable, inventory, equipment, real estate and income-producing commercial properties. At September 30, 2014 and December 31, 2013, commitments to originate loans and commitments under unused lines of credit for which the Bank is obligated amounted to approximately $159 million and $113 million, respectively.

Letters of credit are conditional commitments guaranteeing payments of drafts in accordance with the terms of the letter of credit agreements. Commercial letters of credit are used primarily to facilitate trade or commerce and are also issued to support public and private borrowing arrangements, bond financing and similar transactions. Collateral may be required to support letters of credit based upon management’s evaluation of the creditworthiness of each customer. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Most letters of credit expire within one year. At September 30, 2014 and December 31, 2013, letters of credit outstanding were approximately $19 million and $18 million, respectively.

The Company has recorded a liability of $255 thousand for unfunded commitments at September 30, 2014.

Material Changes in Results of Operations – Comparison of the Quarters Ended September 30, 2014 and 2013 - The Company recorded net income of $3.7 million during the third quarter of 2014 versus $3.9 million in the comparable 2013 period. The decline in third quarter 2014 net income resulted principally from a $4.0 million decrease in non-interest income coupled with a $250 thousand provision for loan losses in 2014. The Company did not record a provision for loan losses in the third quarter of 2013. Partially offsetting these negative factors was a $1.6 million increase in net interest income, a $1.9 million reduction in total operating expenses and a lower effective tax rate in the third quarter of 2014.

The $1.6 million or 11.3% improvement in third quarter 2014 net interest income resulted from a $91 million increase in average total interest-earning assets, coupled with an 18 basis point improvement in the Company’s net interest margin to 4.00% in 2014 versus 3.82% in 2013. The Company’s third quarter 2014 average total interest-earning asset yield was 4.14% versus 4.00% for the comparable 2013 period. Despite a lower average yield on the Company’s loan portfolio, down 48 basis points, in 2014 versus 2013, the Company’s average balance sheet mix continued to improve as average loans increased by $286 million (30.7%) versus third quarter 2013 and low-yielding overnight interest-bearing deposits declined by $143 million (77.3%) during the same period. Liquid investments represented 3% of average total interest-earning assets in the third quarter of 2014 versus 12% a year ago. The average securities portfolio decreased by $52 million to $376 million in the third quarter of 2014 versus the comparable 2013 period. The average yield on the investment portfolio was 3.71% in the third quarter of 2014 versus 3.66% a year ago.

The Company’s average cost of total interest-bearing liabilities declined by six basis points to 0.27% in the third quarter of 2014 versus 0.33% in the third quarter of 2013. The Company’s total cost of funds, historically among the lowest in the industry, declined to 0.16% in the third quarter of 2014 from 0.19% a year ago. The Company’s lower funding cost resulted largely from average core deposits of $1.3 billion in 2014, with average demand deposits representing 43% of third quarter average total deposits. Average total deposits increased by $62 million or 4.1% during the third quarter of 2014 versus 2013. Average core deposit balances represented 85% of total deposits during the same 2014 period.

NET INTEREST INCOME ANALYSIS
For the Three Months Ended September 30, 2014 and 2013
(unaudited, dollars in thousands)

	2014			2013
	Average		Average	Average		Average
	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost
Assets:
Interest-earning assets:
Investment securities (1)	$376,097	$3,521	3.71%	$427,867	$3,945	3.66%
Federal Reserve Bank, Federal Home Loan Bank and other stock	2,990	42	5.57	2,916	36	4.90
Federal funds sold and interest-bearing deposits	41,978	35	0.33	185,324	140	0.30
Loans (2)	1,218,738	13,532	4.41	932,578	11,506	4.89
Total interest-earning assets	1,639,803	$17,130	4.14%	1,548,685	$15,627	4.00%
Non-interest-earning assets	130,711			143,177
Total assets	$1,770,514			$1,691,862

Liabilities and stockholders' equity:
Interest-bearing liabilities:
Saving, N.O.W. and money market deposits	$668,850	$291	0.17%	$642,982	$308	0.19%
Time deposits	228,207	322	0.56	243,207	425	0.69
Total saving and time deposits	897,057	613	0.27	886,189	733	0.33
Borrowings	1,957	2	0.37	-	-	-
Total interest-bearing liabilities	899,014	615	0.27	886,189	733	0.33
Demand deposits	673,441			622,342
Other liabilities	16,818			23,650
Total liabilities	1,589,273			1,532,181
Stockholders' equity	181,241			159,681
Total liabilities and stockholders' equity	$1,770,514			$1,691,862
Total cost of funds			0.16%			0.19%
Net interest rate spread			3.87%			3.67%
Net interest income/margin		16,515	4.00%		14,894	3.82%
Less tax-equivalent basis adjustment		(966)			(922)
Net interest income		$15,549			$13,972

(1) Interest on securities includes the effects of tax-equivalent basis adjustments of $830 and $880 in 2014 and 2013, respectively.
(2) Interest on loans includes the effects of tax-equivalent basis adjustments of $136 and $42 in 2014 and 2013, respectively.

The $250 thousand provision for loan losses recorded during the third quarter of 2014 was due to the growth in the loan portfolio experienced during the past twelve months. The Company did not record a provision for loan losses in the third quarter of 2013. The adequacy of the provision and the resulting allowance for loan losses, which was $18.8 million at September 30, 2014, is determined by management’s ongoing review of the loan portfolio, including identification and review of individual problem situations that may affect a borrower’s ability to repay, delinquency and non-performing loan data including the current status of criticized and classified loans, collateral values and changes in the size and mix of the loan portfolio. (See also Critical Accounting Policies, Judgments and Estimates and Asset Quality contained herein.)

Non-interest income decreased by $4.0 million in the third quarter of 2014 versus the comparable 2013 period principally the result of a $3.8 million pre-tax gain recorded on the sale of Visa Class B shares owned by the Company in 2013. No Visa shares were sold in the 2014 period. Excluding this gain, non-interest income declined by $201 thousand or 7.3% in 2014. This decline was due to reductions in several categories, most notably deposit service charges and other service charges, commissions and fees.  The reduction in other service charges, commissions and fees resulted from a decision to outsource the Company’s investment sales function at the end of the second quarter of 2014. The reduction in fee income associated with this strategic realignment will be more than offset by a reduction in operating expenses from staff eliminations resulting from the outsourcing. Partially offsetting the foregoing reductions in non-interest income was a $217 thousand gain recorded in the third quarter of 2014 from the sale of performing multifamily loans. The Company may opportunistically choose to sell other performing loans in future periods based upon loan growth, interest rates, the shape of the yield curve and other asset/liability factors.

Non-Interest Income
For the quarters and nine months ended September 30, 2014 and 2013
(dollars in thousands)

			Over/					Over/
	Quarters ended September 30,		(under)			Nine months ended September 30,		(under)
	2014	2013	2013			2014	2013	2013
Service charges on deposit accounts	$887	$964	(8.0)%			$2,834	$2,839	(0.2)%
Other service charges, commissions and fees	778	928	(16.2)			2,349	2,451	(4.2)
Fiduciary fees	265	279	(5.0)			824	815	1.1
Net gain (loss) on sale of securities available for sale	11	3	266.7			(12)	395	(103.0)
Net gain on sale of portfolio loans	217	-	N/	M	(1)	217	445	(51.2)
Net gain on sale of mortgage loans originated for sale	51	142	(64.1)			214	973	(78.0)
Net gain on sale of premises and equipment	-	-	N/	M	(1)	752	-	N/	M	(1)
Gain on Visa shares sold	-	3,836	(100.0)			-	3,836	(100.0)
Income from bank owned life insurance	316	357	(11.5)			1,036	399	159.6
Other operating income	25	78	(67.9)			106	215	(50.7)
Total non-interest income	$2,550	$6,587	(61.3)%			$8,320	$12,368	(32.7)%

(1) N/M - denotes % variance not meaningful for statistical purposes.

Total operating expenses decreased by $1.9 million or 12.3% in the third quarter of 2014 versus 2013 as a result of expenses recorded in the third quarter of 2013 incurred in closing two branch offices ($596 thousand) and a reserve, excluding carrying costs,  established for potential future reductions in the Visa Class B conversion ratio ($461 thousand). Of the 2013 branch closing costs totaling $596 thousand, the amounts recorded in branch consolidation costs (primarily lease termination costs and severance), occupancy expense and equipment expense were $460 thousand, $84 thousand and $52 thousand, respectively. Excluding these items, total operating expenses would have declined by $797 thousand or 5.7% in the third quarter of 2014 versus 2013. Expense reductions were reflected in several expense categories in the third quarter of 2014, most notably occupancy (down $290 thousand), equipment expense (down $198 thousand), FDIC assessment (down $171 thousand) and other operating expenses (down $137 thousand). The lower occupancy and equipment costs in 2014 were largely due to the recent consolidation of the Company’s branch network. The lower FDIC assessment expense in the third quarter of 2014 versus 2013 reflected the Bank’s lower assessment rate as it is no longer under a regulatory formal agreement. The reduction in other operating expenses resulted primarily from reduced costs associated with fees and subscriptions and telephone systems.

The Company recorded income tax expense of $875 thousand in the third quarter of 2014 resulting in an effective tax rate of 19.0% versus an income tax expense of $1.6 million and an effective tax rate of 28.5% in the comparable period a year ago. The 2013 effective tax rate reflected the change in the projected annualized effective tax rate from the cumulative 19% for the first six months of 2013 to an estimated 23% for the full year, primarily due to the actual and projected gains on the sale of Visa Class B shares during the last half of 2013.

Operating Expenses
For the quarters and nine months ended September 30, 2014 and 2013
(dollars in thousands)

			Over/			Over/
	Quarters ended September 30,		(under)	Nine months ended September 30,		(under)
	2014	2013	2013	2014	2013	2013
Employee compensation and benefits (1)	$8,628	$8,709	(0.9)%	$25,977	$24,037	8.1%
Occupancy expense	1,295	1,585	(18.3)	4,141	4,787	(13.5)
Equipment expense	418	616	(32.1)	1,301	1,745	(25.4)
Consulting and professional services	693	735	(5.7)	1,883	1,881	0.1
FDIC assessment	202	373	(45.8)	737	1,414	(47.9)
Data processing	549	607	(9.6)	1,681	1,823	(7.8)
Branch consolidation costs	-	460	(100.0)	(449)	460	(197.6)
Reserve and carrying costs related to Visa shares sold	57	474	(88.0)	172	474	(63.7)
Other operating expenses	1,394	1,531	(8.9)	4,254	4,962	(14.3)
Total operating expenses	$13,236	$15,090	(12.3)%	$39,697	$41,583	(4.5)%

(1) Results for the 2013 nine-month period are net of a $1,659 non-recurring gain arising from the termination of post-retirement life insurance benefits during the second quarter of 2013.

Material Changes in Results of Operations – Comparison of the Nine Months Ended September 30, 2014 and 2013 - The Company recorded net income of $11.2 million during the first nine months of 2014 versus $9.4 million in the comparable 2013 period. The improvement in 2014 net income resulted principally from a $4.9 million increase in net interest income coupled with a $1.9 million reduction in total operating expenses and a lower effective tax rate in the September year-to-date 2014 period. Partially offsetting these positive factors was a $4.0 million reduction in non-interest income in the first nine months of 2014 versus the comparable 2013 period and a $750 thousand provision for loan losses in 2014. The Company did not record a provision for loan losses in the comparable 2013 period.

The $4.9 million or 11.9% improvement in September year-to-date 2014 net interest income resulted from a $75 million increase in average total interest-earning assets, coupled with a 25 basis point improvement in the Company’s net interest margin to 4.11% in 2014 versus 3.86% in 2013. The Company’s average total interest-earning asset yield during the first nine months of 2014 was 4.27% versus 4.06% for the comparable 2013 period. Despite lower average yields on the Company’s investment and loan portfolios, down four basis points and 64 basis points, respectively in 2014 versus 2013, the Company’s average balance sheet mix continued to improve as average loans increased by $293 million (34.1%) versus the first nine months of 2013 and low-yielding overnight interest-bearing deposits declined by $193 million (79.2%) over the same period. Liquid investments represented 3% of average total interest-earning assets during the first nine months of 2014 versus 16% a year ago. The average securities portfolio decreased by $26 million to $399 million in the first nine months of 2014 versus the comparable 2013 period.

The Company’s average cost of total interest-bearing liabilities declined by seven basis points to 0.28% in the first nine months of 2014 versus 0.35% in the same 2013 period. The Company’s total cost of funds declined to 0.16% over the first nine months of 2014 from 0.21% a year ago. The Company’s lower funding cost resulted largely from average core deposits of $1.3 billion in 2014, with average demand deposits representing 42% of average total deposits over the first nine months of 2014. Average total deposits increased by $80 million or 5.5% during the first nine months of 2014 versus 2013. Average core deposit balances represented 85% of total deposits during the same 2014 period.

NET INTEREST INCOME ANALYSIS
For the Nine Months Ended September 30, 2014 and 2013
(unaudited, dollars in thousands)

	2014			2013
	Average		Average	Average		Average
	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost
Assets:
Interest-earning assets:
Investment securities (1)	$399,261	$11,129	3.73%	$424,832	$11,965	3.77%
Federal Reserve Bank, Federal Home Loan Bank and other stock	3,099	115	4.96	2,961	111	5.01
Federal funds sold and interest-bearing deposits	50,629	123	0.32	243,369	502	0.28
Loans (2)	1,150,810	39,824	4.63	858,078	33,840	5.27
Total interest-earning assets	1,603,799	$51,191	4.27%	1,529,240	$46,418	4.06%
Non-interest-earning assets	130,189			116,082
Total assets	$1,733,988			$1,645,322

Liabilities and stockholders' equity:
Interest-bearing liabilities:
Saving, N.O.W. and money market deposits	$664,386	$870	0.18%	$617,990	$888	0.19%
Time deposits	228,885	1,004	0.59	246,370	1,360	0.74
Total saving and time deposits	893,271	1,874	0.28	864,360	2,248	0.35
Borrowings	2,619	7	0.36	8	-	0.34
Total interest-bearing liabilities	895,890	1,881	0.28	864,368	2,248	0.35
Demand deposits	644,042			592,907
Other liabilities	17,592			24,899
Total liabilities	1,557,524			1,482,174
Stockholders' equity	176,464			163,148
Total liabilities and stockholders' equity	$1,733,988			$1,645,322
Total cost of funds			0.16%			0.21%
Net interest rate spread			3.99%			3.71%
Net interest income/margin		49,310	4.11%		44,170	3.86%
Less tax-equivalent basis adjustment		(2,921)			(2,709)
Net interest income		$46,389			$41,461

(1) Interest on securities includes the effects of tax-equivalent basis adjustments of $2,573 and $2,665 in 2014 and 2013, respectively.
(2) Interest on loans includes the effects of tax-equivalent basis adjustments of $348 and $44 in 2014 and 2013, respectively.

The $750 thousand provision for loan losses recorded in the first nine months of 2014 was due to the growth in the loan portfolio experienced during the past twelve months. The Company did not record a provision for loan losses in the comparable 2013 period.

Non-interest income declined by $4.0 million in the first nine months of 2014 versus the comparable 2013 period. This decline was principally due to the $3.8 million gain on the sale of Visa Class B shares recorded in the third quarter of 2013. No Visa shares have been sold in 2014. Also contributing to the lower level of non-interest income in 2014 versus 2013 were reductions in net gain on the sale of mortgage loans originated for sale (down $759 thousand), net gain on the sale of securities available for sale (down $407 thousand) and net gain on the sale of portfolio loans (down $228 thousand). Offsetting a portion of these reductions in 2014 were improvements in net gain on the sale of premises and equipment (up $752 thousand) and income from BOLI (up $637 thousand).

Total operating expenses declined by $1.9 million in the first nine months of 2014 versus 2013 as the result of reductions in several categories, most notably branch consolidation costs (down $909 thousand), other operating expenses (down $708 thousand), FDIC assessment (down $677 thousand), occupancy (down $646 thousand), equipment (down $444 thousand) and the reserve and carrying costs related to Visa shares sold (down $302 thousand). The reduction in other operating expenses resulted primarily from lower OREO expenses, fees and subscriptions and property appraisals. The reduction in branch consolidation costs in 2014 resulted from better than expected outcomes on lease termination negotiations for two of the Bank’s closed branches where an expense had previously been recorded in the fourth quarter of 2013. The reductions in occupancy and equipment expenses are directly attributable to the six branch offices closed during the past twelve months. The lower FDIC assessment expense for the first nine months of 2014 compared to the same period in 2013 reflected the Bank’s lower assessment rate as it is no longer under a regulatory formal agreement. Largely offsetting the foregoing improvements was a $1.9 million increase in employee compensation and benefits expense due principally to a $1.7 million expense credit recorded in 2013 due to the termination of a post-retirement life insurance plan in that period.

The Company recorded income tax expense of $3.0 million in the first nine months of 2014 resulting in an effective tax rate of 21.3% versus an income tax expense of $2.9 million and an effective tax rate of 23.3% in the comparable period a year ago.

Asset Quality - Non-accrual loans totaled $15 million or 1.16% of total loans outstanding at September 30, 2014 versus $15 million or 1.42% of loans outstanding at December 31, 2013 and $23 million or 2.26% of loans outstanding at September 30, 2013. The allowance for loan losses as a percentage of total non-accrual loans amounted to 128% at September 30, 2014 versus 114% at December 31, 2013 and 78% at September 30, 2013.

The Company held no loans 90 days or more past due and still accruing at any of the reported dates. Total loans 30 - 89 days past due and accruing amounted to $3 million or 0.25% of loans outstanding at September 30, 2014 versus $3 million or 0.33% of loans outstanding at December 31, 2013 and $5 million or 0.46% of loans outstanding at September 30, 2013. The Company held no OREO at any of the reported periods.

Total criticized and classified loans were $40 million at September 30, 2014, $43 million at December 31, 2013 and $64 million at September 30, 2013. Criticized loans are those loans that are not classified but require some degree of heightened monitoring. Classified loans were $30 million at September 30, 2014, $37 million at December 31, 2013 and $53 million at September 30, 2013. The allowance for loan losses as a percentage of total classified loans was 62%, 47% and 34%, respectively, at the same dates.

At September 30, 2014, the Company had $20 million in TDRs, primarily consisting of commercial and industrial loans, commercial real estate loans and residential mortgages totaling $5 million, $10 million and $4 million, respectively. At September 30, 2014, $11 million of the TDRs were on non-accrual status. The Company had TDRs amounting to $16 million and $15 million at December 31, 2013 and September 30, 2013, respectively.

Net loan recoveries of $72 thousand were recorded in the third quarter of 2014 versus net loan recoveries of $491 thousand and $326 thousand in the second quarter of 2014 and the third quarter of 2013, respectively. As a percentage of average total loans outstanding, these net amounts represented, on an annualized basis, (0.02%) for the third quarter of 2014, (0.17%) for the second quarter of 2014 and (0.14%) for the third quarter of 2013.

At September 30, 2014, the Company’s allowance for loan losses amounted to $18.8 million or 1.49% of period-end loans outstanding. The allowance as a percentage of loans outstanding was 1.62% at December 31, 2013 and 1.76% at September 30, 2013.

The Company recorded a $250 thousand provision for loan losses for the three months ended September 30, 2014, as compared to no provision for the comparable 2013 period, largely due to growth in the loan portfolio experienced during the past twelve months. The adequacy of the provision and the resulting allowance for loan losses, which was $18.8 million at September 30, 2014, is determined by management’s ongoing review of the loan portfolio, including identification and review of individual problem situations that may affect a borrower’s ability to repay, delinquency and non-performing loan data including the current status of criticized and classified loans, collateral values and changes in the size and mix of the loan portfolio.

Management has determined that the current level of the allowance for loan losses is adequate in relation to the probable inherent losses present in the portfolio. Loan portfolio growth was strong during the third quarter of 2014, primarily in multifamily and CRE loans. At September 30, 2014, the Company’s allowance for loan losses included an unallocated portion totaling $2.6 million. Loan growth, including multifamily loans, is expected to continue throughout 2014. An unallocated portion of the reserve is considered a prudent option until these loans to new borrowers establish satisfactory payment patterns.

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

ANALYSIS OF NON-PERFORMING ASSETS
AND THE ALLOWANCE FOR LOAN LOSSES
September 30, 2014 versus December 31, 2013 and September 30, 2013
(dollars in thousands)

NON-PERFORMING ASSETS BY TYPE:

	At
	9/30/2014	12/31/2013	9/30/2013
Non-accrual loans	$14,654	$15,183	$22,577
Non-accrual loans held for sale	-	-	-
Loans 90 days or more past due and still accruing	-	-	-
OREO	-	-	-
Total non-performing assets	$14,654	$15,183	$22,577

Gross loans outstanding	$1,262,061	$1,068,848	$999,329
Total loans held for sale	$-	$175	$613

ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES:
	Quarter Ended
	9/30/2014	12/31/2013	9/30/2013
Beginning balance	$18,478	$17,619	$17,293
Provision	250	1,250	-
Charge-offs	(119)	(2,136)	(141)
Recoveries	191	530	467
Ending balance	$18,800	$17,263	$17,619

KEY RATIOS:
	At
	9/30/2014	12/31/2013	9/30/2013
Allowance as a % of total loans (1)	1.49%	1.62%	1.76%

Non-accrual loans as a % of total loans (1)	1.16%	1.42%	2.26%

Non-performing assets as a % of total loans, loans held for sale and OREO	1.16%	1.42%	2.26%

Allowance for loan losses as a % of non-accrual loans (1)	128%	114%	78%

Allowance for loan losses as a % of non-accrual loans and loans 90 days or more past due and still accruing (1)	128%	114%	78%

(1) Excludes loans held for sale.

ITEM 3. - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company originates and invests in interest-earning assets and solicits interest-bearing deposit accounts. The Company’s operations are subject to market risk resulting from fluctuations in interest rates to the extent that there is a difference between the amounts of interest-earning assets and interest-bearing liabilities that are prepaid, withdrawn, mature, or repriced in any given period of time. The Company’s earnings or the net value of its portfolio will change under different interest rate scenarios. The principal objective of the Company’s asset/liability management program is to maximize net interest income within an acceptable range of overall risk, including both the effect of changes in interest rates and liquidity risk. The Company’s assessment of market risk at September 30, 2014 indicated there were no material changes in the quantitative and qualitative disclosures from those in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

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

There were no changes to the Company’s internal control over financial reporting as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act that occurred in the third quarter of 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

At September 30, 2014, $512 million, or 41% of the Company’s total gross loan portfolio, was comprised of commercial real estate (exclusive of multifamily and mixed use commercial loans). This type of lending is generally sensitive to regional and local economic conditions that significantly impact the ability of borrowers to meet their loan payment obligations, making loss levels difficult to predict. Although real estate prices have shown signs of improvement, a decline in real estate values may reduce the value of the real estate collateral securing these types of loans and increase the risk that the Company would incur losses if borrowers default on their loans.

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

SUFFOLK BANCORP

Date: October 30, 2014	/s/ Howard C. Bluver
Howard C. Bluver
President & Chief Executive Officer
(principal executive officer)

Date: October 30, 2014	/s/ Brian K. Finneran
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