Form 10-K
period 2014-12-31
SUFFOLK BANCORP
filed 2015-02-27
CIK 754673

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM _______ TO ______

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

Large accelerated filer ☐   Accelerated filer ☒    Non-accelerated filer ☐    Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company. YES ☐  NO ☒

The aggregate market value of the common equity held by non-affiliates of the Registrant as of the last business day of the Registrant’s most recently completed second fiscal quarter was $252 million.

As of February 13, 2015, there were 11,674,621 shares of Registrant’s Common Stock outstanding.

SUFFOLK BANCORP
Annual Report on Form 10-K
For the Year Ended December 31, 2014

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement to be used in connection with the Annual Meeting of Stockholders and which is expected to be filed with the Securities and Exchange Commission (“SEC”) within 120 days from December 31, 2014 are incorporated by reference into Part III.

PART I

ITEM 1. BUSINESS

Suffolk Bancorp (the “Company”) was incorporated in 1985 as a bank holding company. The Company currently owns all of the outstanding capital stock of the Suffolk County National Bank of Riverhead (the “Bank”). The Bank was organized under the national banking laws of the United States in 1890. The Bank is a member of the Federal Reserve System and its deposits are insured by the Federal Deposit Insurance Corporation (“FDIC”) to the extent provided by law. The income of the Company is primarily derived through the operations of the Bank and its subsidiaries, consisting of the real estate investment trust (“REIT”) Suffolk Greenway, Inc., an insurance agency and two corporations used to acquire foreclosed real estate. The insurance agency and the two corporations used to acquire foreclosed real estate are immaterial to the Company’s operations. The Company had 333 full-time equivalent employees as of December 31, 2014.

The Bank is a full-service bank serving the needs of its local residents through 26 branches in Nassau and Suffolk Counties, New York and loan production offices in Garden City and Melville, New York. The Bank’s 26 branches include the two opened in Melville and Garden City in June 2014 and December 2013, respectively. The Bank offers a full line of domestic commercial and retail banking services. The Bank’s primary market area includes all of Suffolk County and the adjacent markets of Nassau County and New York City. The Bank makes commercial real estate floating and fixed rate loans, multifamily loans primarily in the boroughs of New York City, commercial and industrial loans to manufacturers, wholesalers, distributors, developers/contractors and retailers and agricultural loans. The Bank also makes loans secured by residential mortgages, and both floating and fixed rate second mortgage loans with a variety of plans for repayment. Real estate construction loans are also offered.

At December 31, 2014, the Company, on a consolidated basis, had total assets of approximately $1.9 billion, total deposits of approximately $1.6 billion and stockholders’ equity of approximately $183 million.

Unless the context otherwise requires, references herein to the Company include the Company and the Bank on a consolidated basis.

Business Segment Reporting

The Bank is a community bank, which offers a wide array of products and services to its customers. Pursuant to its banking strategy, emphasis is placed on building relationships with its customers and operations are managed and financial performance is evaluated on a Company-wide basis. As a result, the Company, the only reportable segment, is not organized around discernible lines of business and prefers to work as an integrated unit to customize solutions for its customers, with business line emphasis and product offerings changing over time as needs and demands change.

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

Activities Closely Related to Banking

The BHC Act prohibits a bank holding company, with certain limited exceptions, from acquiring direct or indirect ownership or control of any voting shares of any company that is not a bank or from engaging in any activities other than those of banking, managing or controlling banks and certain other subsidiaries or furnishing services to or performing services for its subsidiaries. Bank holding companies also may engage in or acquire interests in companies that engage in a limited set of activities that are closely related to banking or managing or controlling banks. If a bank holding company has become a financial holding company (an “FHC”), it may engage in a broader set of activities, including insurance underwriting and broker-dealer services as well as activities that are jointly determined by the Federal Reserve Board and the Treasury Department to be financial in nature or incidental to such financial activity. FHCs may also engage in activities that are determined by the Federal Reserve to be complementary to financial activities. The Company has not elected to be an FHC at this time but may make such an election at any time so long as the statutory criteria are satisfied. In order to become an FHC, the bank holding company and all subsidiary depository institutions must be well managed and well capitalized. Additionally, all subsidiary depository institutions must have received at least a “satisfactory” rating on its most recent Community Reinvestment Act (“CRA”) examination. At December 31, 2014, the Bank’s CRA rating was “outstanding.”

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

Community banks, such as the Bank, began transitioning to the new rules on January 1, 2015. The new minimum capital requirements are effective on January 1, 2015, whereas the capital conservation buffer and the deductions from common equity tier 1 capital phase in over time. Phase-in of the capital conservation buffer requirements will begin on January 1, 2016.

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

Imposition of Liability for Undercapitalized Subsidiaries

The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) required each federal banking agency to revise its risk-based capital standards to ensure that those standards take adequate account of interest rate risk, concentration of credit risk and the risks of nontraditional activities, as well as reflect the actual performance and expected risk of loss on multifamily mortgages. In accordance with the law, each federal banking agency has specified, by regulation, the levels at which an insured institution would be considered well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. As of December 31, 2014, the Bank exceeded the capital levels required in order to be deemed well capitalized.

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

The appropriate federal banking agency may also require a holding company to provide financial assistance to a bank with impaired capital. Under this requirement, in the future the Company could be required to provide financial assistance to the Bank should it experience financial distress. Based on our ownership of a national bank subsidiary, the Office of the Comptroller of the Currency (“OCC”) could assess us if the capital of the Bank were to become impaired. If we failed to pay the assessment within three months, the OCC could order the sale of our stock in the Bank to cover the deficiency.

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

The Company assumes credit risk from the possibility that it will suffer losses because borrowers, guarantors, and related parties fail to perform under the terms of their loans. Management tries to minimize and monitor this risk by adopting and implementing what management believes are effective underwriting and credit policies and procedures, including how the Company establishes and reviews the allowance for loan losses. The allowance for loan losses is determined by continuous analysis of the loan portfolio and the analytical process is regularly reviewed and adjustments may be made based on the assessments of internal and external influences on credit quality. Those policies and procedures may still not prevent unexpected losses that could adversely affect our results. Weak economic conditions could adversely impact the ability of borrowers to repay outstanding loans or the value of collateral securing those loans. In addition, deterioration in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans, changes in regulation and regulatory interpretation and other factors, both within and outside of our control, may require an increase in the allowance for loan losses. (See also Part II, Item 7, Loans and the Allowance for Loan Losses and Part II, Item 8, Notes 1 and 4 to our Consolidated Financial Statements contained in this Form 10-K for further discussion related to our loan portfolio and our process for determining the appropriate level of the allowance for loan losses.)

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

At December 31, 2014, the Company had goodwill totaling $814 thousand. Goodwill is reviewed for impairment at least annually or more frequently if events or changes in circumstances indicate that the carrying value may not be recoverable. We could be required to evaluate the recoverability of goodwill prior to our normal annual assessment if we experience disruption in our business and/or sustained market capitalization declines. These types of events and the resulting analyses could result in goodwill impairment charges in the future. These non-cash impairment charges could adversely affect our results of operations or financial condition in future periods.

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

As a financial institution, the Company may be the target of fraudulent activity that may result in financial losses to the Company and its clients, privacy breaches against its clients or damage to its reputation. Such fraudulent activity may take many forms, including check fraud, electronic fraud, wire fraud, phishing, unauthorized intrusion into or use of the Company’s systems and other dishonest acts. The Company provides its customers the ability to bank remotely, including online over the Internet. The secure transmission of confidential information is a critical element of remote banking. The Company’s network could be vulnerable to unauthorized access, computer viruses, phishing schemes, spam attacks, human error, natural disasters, power loss and other security breaches. The Company may be required to spend significant capital and other resources to protect against the threat of cybersecurity breaches and computer viruses, or to alleviate problems caused by such breaches or viruses. Given the volume of Internet transactions, certain errors may be repeated or compounded before they can be discovered and rectified. To the extent that the Company’s activities or the activities of its customers involve the storage and transmission of confidential information, security breaches and viruses could expose the Company to claims, litigation and other possible liabilities. Any inability to prevent cybersecurity breaches or computer viruses could also cause existing customers to lose confidence in the Company’s systems and could adversely affect its reputation, results of operations and ability to attract and maintain customers and businesses. In addition, a security breach could also subject the Company to additional regulatory scrutiny, expose it to civil litigation and possible financial liability and cause reputational damage. The Company’s risk and exposure to these matters remains heightened because of the evolving nature and complexity of the threats from organized cybercriminals and hackers, and the Company’s plans to continue to provide electronic banking services to its customers.

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

The Company is subject to litigation risks as a result of a number of factors and from various sources, including the highly regulated nature of the banking industry. Given the inherent uncertainties involved in litigation, and the large or indeterminate damages that may be sought, there can be significant uncertainty as to the ultimate liability the Company may incur from litigation matters. Substantial liability against the Company could have a material adverse effect on the Company’s business and financial condition and cause significant reputational harm to the Company, which could seriously harm the Company’s business.

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

At December 31, 2014, $561 million, or 41% of the Company’s total gross loan portfolio, was comprised of commercial real estate (exclusive of multifamily and mixed use commercial loans). This type of lending is generally sensitive to regional and local economic conditions that significantly impact the ability of borrowers to meet their loan payment obligations, making loss levels difficult to predict. Although real estate prices have shown signs of improvement, a decline in real estate values may reduce the value of the real estate collateral securing these types of loans and increase the risk that the Company would incur losses if borrowers default on their loans.

ITEM 1B. UNRESOLVED STAFF COMMENTS None.

ITEM 2. PROPERTIES

The following table sets forth certain information relating to properties owned or used in the Company’s banking activities at December 31, 2014:

Location	Primary Use	Owned or Leased
4 West Second Street, Riverhead, NY	Corporate Headquarters	Owned
400 Merrick Road, Amityville, NY	Branch Office	Leased
3880 Veterans Memorial Highway, Bohemia, NY	Branch Office	Owned
502 Main Street, Center Moriches, NY	Branch Office	Leased
31525 Main Road, Cutchogue, NY	Branch Office	Leased
21 East Industry Court, Deer Park, NY	Branch Office	Leased
351 Pantigo Road, East Hampton, NY	Branch Office	Owned
99 Newtown Lane, East Hampton, NY	Branch Office	Leased
168 West Montauk Highway, Hampton Bays, NY	Branch Office	Owned
110 Marcus Boulevard, Hauppauge, NY	Branch Office	Leased
2801 Route 112, Medford, NY	Branch Office	Leased
159 Route 25A, Miller Place, NY	Branch Office	Leased
746 Montauk Highway, Montauk, NY	Branch Office	Owned
135 West Broadway, Port Jefferson, NY	Branch Office	Owned
228 East Main Street, Port Jefferson, NY	Branch Office	Leased
1201 Ostrander Avenue, Riverhead, NY	Branch Office	Owned
6 West Second Street, Riverhead, NY	Branch Office	Owned
17 Main Street, Sag Harbor, NY	Branch Office	Owned
161 North Main Street, Sayville, NY	Branch Office	Leased
9926 Route 25A, Shoreham, NY	Branch Office	Leased
222 Middle Country Road, Smithtown, NY	Branch Office	Leased
295 North Sea Road, Southampton, NY	Branch Office	Owned
2065 Wading River-Manor Road, Wading River, NY	Branch Office	Owned
955 Little East Neck Road, West Babylon, NY	Branch Office	Leased
144 Sunset Avenue, Westhampton Beach, NY	Branch Office	Owned
1055 Franklin Avenue, Garden City, NY	Loan Production and Branch Office	Leased
290 Broad Hollow Road, Melville, NY	Loan Production and Branch Office	Leased
206 Griffing Avenue, Riverhead, NY	Administrative Office	Owned
31-00 47th Avenue, Long Island City, NY (1)	Loan Production and Branch Office	Leased

(1) Anticipated occupancy April 2015.

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

ITEM 4. MINE SAFETY DISCLOSURES Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

At December 31, 2014, the approximate number of common equity stockholders was as follows:

Title of Class: Common Stock
Number of Record Holders: 1,219

The Company’s common stock is traded on the NASDAQ Global Select Market under the symbol SUBK. Following are quarterly high and low closing prices of the Company’s common stock for the years ended December 31, 2014 and 2013.

2014	High Close	Low Close	2013	High Close	Low Close
1st Quarter	$22.30	$18.54	1st Quarter	$14.42	$13.15
2nd Quarter	22.93	20.73	2nd Quarter	17.04	13.96
3rd Quarter	22.38	19.41	3rd Quarter	19.05	16.69
4th Quarter	23.13	18.84	4th Quarter	20.80	17.18

The following schedule summarizes the Company’s dividends paid for the year ended December 31, 2014. No dividends were paid in 2013.

Record Date	Dividend Payment Date	Cash Dividends Paid Per Common Share
August 13, 2014	August 27, 2014	$0.06
November 12, 2014	November 26, 2014	0.06

The following Performance Graph compares the yearly percentage change in the Company’s cumulative total stockholder return on its common stock with the cumulative total return of the NASDAQ US Index and the cumulative total return of the SNL Bank $1B - $5B index.

	Period Ending
Index	12/31/09	12/31/10	12/31/11	12/31/12	12/31/13	12/31/14
Suffolk Bancorp	100.00	85.55	37.40	45.41	72.10	79.15
SNL Bank $1B-$5B	100.00	113.35	103.38	127.47	185.36	193.81
NASDAQ US	100.00	117.55	117.91	137.29	183.26	206.09

Source: Performance Graph prepared by SNL Financial LC, Charlottesville, VA; NASDAQ US total return data provided by the NASDAQ OMX Global Index Group.

For information about the Company’s equity compensation plans, please see Part III, Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters contained in this Form 10-K.

ITEM 6. SELECTED FINANCIAL DATA

The Company’s selected financial data for the last five years follows.
FIVE-YEAR SUMMARY (dollars in thousands, except per share data)
As of or for the year ended December 31,	2014	2013	2012	2011	2010
OPERATING RESULTS:
Interest income	$65,053	$59,678	$60,447	$75,433	$86,276
Interest expense	2,519	2,930	3,719	5,925	9,714
Net interest income	62,534	56,748	56,728	69,508	76,562
Provision for loan losses	1,000	1,250	8,500	24,888	32,086
Net interest income after provision	61,534	55,498	48,228	44,620	44,476
Non-interest income	10,900	19,507	10,881	10,121	11,253
Operating expenses	53,419	58,565	61,571	59,042	50,778
Income (loss) before income taxes	19,015	16,440	(2,462)	(4,301)	4,951
Provision (benefit) for income taxes	3,720	3,722	(714)	(4,223)	(1,305)
Net income (loss)	$15,295	$12,718	$(1,748)	$(78)	$6,256
FINANCIAL CONDITION:
Investment securities	$360,940	$412,446	$410,388	$308,519	$406,606
Loans	1,355,427	1,068,848	780,780	969,654	1,112,279
Total assets	1,895,283	1,699,816	1,622,464	1,484,227	1,606,867
Total deposits	1,556,060	1,510,061	1,431,114	1,311,872	1,402,753
Borrowings	130,000	-	-	-	40,000
Stockholders' equity	182,733	167,198	163,985	136,560	136,820
SELECTED FINANCIAL RATIOS:
Performance:
Return on average stockholders' equity	8.57%	7.78%	(1.22)%	(0.06)%	4.42%
Return on average assets	0.87	0.76	(0.11)	-	0.37
Net interest margin (taxable-equivalent)	4.07	3.91	4.19	4.97	5.05
Efficiency ratio	68.59	73.64	86.22	71.83	57.82
Average stockholders' equity to average assets	10.14	9.83	9.30	8.55	8.32
Dividend payout ratio	9.16	-	-	-	124.62
Asset quality:
Non-performing loans to total loans (1)	0.96	1.42	2.10	8.33	2.61
Non-performing assets to total assets	0.68	0.89	1.17	5.56	2.16
Allowance for loan losses to non-performing loans (1)	148	114	108	49	98
Allowance for loan losses to total loans (1)	1.42	1.62	2.28	4.12	2.56
Net (recoveries) charge-offs to average loans	(0.08)	0.20	3.57	1.31	1.42
CAPITAL RATIOS:
Tier 1 leverage ratio	10.04%	9.81%	9.79%	8.85%	8.26%
Total risk-based capital ratio	13.35	15.02	18.15	14.26	12.62
Tangible common equity ratio	9.50	9.68	9.96	9.05	8.38
COMMON SHARE DATA:
Net income (loss) per share - fully diluted	$1.31	$1.10	$(0.17)	$(0.01)	$0.65
Cash dividends per share	0.12	-	-	-	0.81
Book value per share	15.66	14.45	14.18	14.04	14.12
Tangible book value per share	15.40	14.19	13.95	13.79	13.87
Average common shares outstanding	11,626,354	11,570,731	10,248,751	9,720,827	9,658,534
OTHER INFORMATION:
Number of full-time-equivalent employees	333	350	373	368	370
Number of branch offices	26	25	30	30	30
Number of ATMs	24	25	30	30	30

(1) Excluding loans held-for-sale.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Safe Harbor Statement Pursuant to the Private Securities Litigation Reform Act of 1995

Certain statements contained in this discussion are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These can include remarks about the Company, the banking industry, the economy in general, expectations of the business environment in which the Company operates, projections of future performance, and potential future credit experience. These remarks are based upon current management expectations, and may, therefore, involve risks and uncertainties that cannot be predicted or quantified, that are beyond the Company’s control and that could cause future results to vary materially from the Company’s historical performance or from current expectations. These remarks may be identified by such forward-looking statements as “should,” “expect,” “believe,” “view,” “opportunity,” “allow,” “continues,” “reflects,” “typically,” “usually,” “anticipate,” or similar statements or variations of such terms. Factors that could affect the Company include particularly, but are not limited to: increased capital requirements mandated by the Company’s regulators; the Company’s ability to raise capital; competitive factors, including price competition; changes in interest rates; increases or decreases in retail and commercial economic activity in the Company’s market area; variations in the ability and propensity of consumers and businesses to borrow, repay, or deposit money, or to use other banking and financial services; results of regulatory examinations or changes in law, regulations or regulatory practices; the Company’s ability to attract and retain key management and staff; any failure by the Company to maintain effective internal control over financial reporting; larger-than-expected losses from the sale of assets; and the potential that net charge-offs are higher than expected or for further increases in our provision for loan losses. Further, it could take the Company longer than anticipated to implement its strategic plans to increase revenue and manage non-interest expense, or it may not be possible to implement those plans at all. Finally, new and unanticipated legislation, regulation, or accounting standards may require the Company to change its practices in ways that materially change the results of operations. We have no obligation to update any forward-looking statements to reflect events or circumstances after the date of this document. For more information, see the risk factors described in this Annual Report on Form 10-K and other filings with the Securities and Exchange Commission.

Non-GAAP Disclosure

This discussion includes a non-GAAP financial measure of the Company’s tangible common equity (“TCE”) ratio. A non-GAAP financial measure is a numerical measure of historical or future financial performance, financial position or cash flows that excludes or includes amounts that are required to be disclosed in the most directly comparable measure calculated and presented in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The Company believes that this non-GAAP financial measure provides both management and investors a more complete understanding of the underlying operational results and trends and the Company’s marketplace performance. The presentation of this additional information is not meant to be considered in isolation or as a substitute for the numbers prepared in accordance with U.S. GAAP and may not be comparable to similarly titled measures used by other financial institutions.

Executive Summary

The Company is a one-bank holding company incorporated in 1985. The Company operates as the parent for its wholly owned subsidiary, the Bank, a national bank founded in 1890. The income of the Company is primarily derived through the operations of the Bank and the REIT.

The Bank is a full-service bank serving the needs of its local residents through 26 branches in Nassau and Suffolk Counties, New York and loan production offices in Garden City and Melville, New York. The Bank’s 26 branches include the two opened in Melville and Garden City in June 2014 and December 2013, respectively. The Bank offers a full line of domestic commercial and retail banking services. The Bank’s primary market area includes all of Suffolk County and the adjacent markets of Nassau County and New York City. The Bank makes commercial real estate floating and fixed rate loans, multifamily and mixed use commercial loans primarily in the boroughs of New York City, commercial and industrial loans to manufacturers, wholesalers, distributors, developers/contractors and retailers and agricultural loans. The Bank also makes loans secured by residential mortgages, and both floating and fixed rate second mortgage loans with a variety of plans for repayment. Real estate construction loans are also offered.

In order to expand the Company geographically into western Suffolk and Nassau Counties and to diversify the lending business of the Company, loan production offices were opened in Garden City and Melville in 2013 and 2012, respectively. As part of our strategy to move westward, the loan production office in Garden City serves the major business markets in central and western Long Island. Consistent with that strategy, we have identified Long Island City, Queens, as our next expansion market. We anticipate opening a loan production office coupled with a small branch in Long Island City to serve Queens and nearby Brooklyn in April 2015. The Bank finances most of its activities through a combination of deposits, including demand, saving, N.O.W. and money market deposits as well as time deposits, and short-term borrowings which could include federal funds with correspondent banks, securities sold under agreements to repurchase and Federal Home Loan Bank (“FHLB”) borrowings. The Company’s chief competition includes local banks within its market area, as well as New York City money center banks and regional banks.

Overview of Results of Operations and Financial Condition for the Year Ended December 31, 2014

At December 31, 2014, the Company, on a consolidated basis, had total assets of $1.9 billion, total deposits of $1.6 billion and stockholders’ equity of $183 million. The Company recorded net income of $15.3 million, or $1.31 per diluted common share, for the year ended December 31, 2014, compared to $12.7 million, or $1.10 per diluted common share, for the same period in 2013. The 20.3% improvement in 2014 net income resulted principally from a $5.8 million increase in net interest income, a $5.1 million reduction in total operating expenses, a $250 thousand reduction in the provision for loan losses and a lower effective tax rate in 2014. Partially offsetting these positive factors was an $8.6 million reduction in non-interest income in 2014 versus 2013, primarily due to the gain of $7.8 million on the sale of Visa Class B shares recorded in 2013. No Visa shares were sold in 2014.

The Company’s return on average assets and return on average common stockholders’ equity were 0.87% and 8.57%, respectively, for the year ended December 31, 2014 versus 0.76% and 7.78%, respectively, for the comparable 2013 period.

The Company is increasing market share by preserving our eastern Suffolk lending franchise while simultaneously expanding west. The Company experienced an increase in the total loan portfolio of $287 million, from $1.07 billion at December 31, 2013 to $1.36 billion at December 31, 2014, a 26.8% growth rate. This loan growth was net of $25 million in multifamily loans that were transferred to held for sale, a portfolio we sold at a premium in January 2015. Expanding west has given us the ability to take advantage of a deep and attractive market for the kind of high quality multifamily loans we are originating in New York City. This strategy provides us with the flexibility to periodically consider loan sales in order to generate non-interest income, protect our net interest margin and avoid becoming too concentrated in a single product line.

The credit quality of the Company’s loan portfolio remains strong. Notwithstanding the strong loan growth we are experiencing and the competitive advantage we enjoy on funding costs, we will not compromise on credit quality. Total non-accrual loans on December 31, 2014 were $13 million, or 0.96% of total loans, and a substantial majority of these loans are both well collateralized and performing under negotiated workout agreements with cooperative borrowers. Early delinquencies (30-89 days past due), which are managed aggressively as a potential harbinger of future credit issues, continue to be well controlled at 0.10% of total loans. We also believe we are well reserved given the risks in our loan portfolio and the improving economic conditions in our markets. Our allowance for loan losses at December 31, 2014 was $19.2 million, or 1.42% of total loans and 148% of non-accrual loans.

The Company’s core deposit franchise continues to be among the best in the region. Core deposits, consisting of demand, N.O.W., saving and money market deposits, totaled $1.3 billion at December 31, 2014, representing 85.9% of total deposits at that date. Demand deposits totaled $684 million at December 31, 2014 and represented 43.9% of total deposits. The deposit product mix continues to be an important strength of the Company and resulted in an exceptionally low overall average cost of funds of 16 basis points for the year ended December 31, 2014.

Overview of Asset Quality for the Year Ended December 31, 2014

Non-accrual loans totaled $13 million or 0.96% of total loans outstanding at December 31, 2014 versus $15 million or 1.42% of loans outstanding at December 31, 2013. The allowance for loan losses as a percentage of total non-accrual loans amounted to 148% at December 31, 2014 versus 114% at December 31, 2013. Total accruing loans delinquent 30 days or more amounted to $1 million or 0.10% of loans outstanding at December 31, 2014 versus $3 million or 0.33% of loans outstanding at December 31, 2013.

Total criticized and classified loans were $40 million at December 31, 2014 versus $43 million at December 31, 2013. Criticized loans are those loans that are not classified but require some degree of heightened monitoring. Classified loans were $30 million at December 31, 2014 versus $37 million at December 31, 2013. The allowance for loan losses as a percentage of total classified loans was 64% and 47%, respectively, at the same dates.

At December 31, 2014, the Company had $20 million in troubled debt restructurings (“TDRs”), primarily consisting of commercial and industrial loans, commercial real estate loans and residential mortgages totaling $4 million, $10 million and $4 million, respectively. The Company had TDRs amounting to $16 million at December 31, 2013.

At December 31, 2014, the Company’s allowance for loan losses amounted to $19.2 million or 1.42% of period-end loans outstanding. The allowance as a percentage of loans outstanding was 1.62% at December 31, 2013. The Company recorded net loan recoveries of $937 thousand in 2014 versus net charge-offs of $1.8 million in 2013. As a percentage of average total loans outstanding, these amounts represented (0.08%) and 0.20%, respectively, in 2014 and 2013.

The Company held no other real estate owned (“OREO”) at any of the reported periods. The Company’s investment portfolio does not contain any mortgage obligations with underlying collateral that could be classified as sub-prime.

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

The allowance for loan losses consists of specific and general components, as well as an unallocated component. The specific component relates to loans that are individually classified as impaired. Specific reserves are established based on an analysis of the most probable sources of repayment or liquidation of collateral. Impaired loans that are collateral dependent are reviewed based on the fair market value of collateral and the estimated time required to recover the Company’s investment in the loans, as well as the cost of doing so, and the estimate of the recovery. Non-collateral dependent impaired loans are reviewed based on the present value of estimated future cash flows, including balloon payments, if any, using the loan’s effective interest rate. While every impaired loan is evaluated individually, not every loan requires a specific reserve. Specific reserves fluctuate based on changes in the underlying loans, anticipated sources of repayment, and charge-offs. The general component covers non-impaired loans and is based on historical loss experience for each loan class from a rolling twelve quarter period and modifying those percentages, if necessary, after adjusting for current qualitative and environmental factors that reflect changes in the estimated collectability of the loan class not captured by historical loss data. These factors augment actual loss experience and help estimate the probability of loss within the loan portfolio based on emerging or inherent risk trends. These qualitative factors are applied as an adjustment to historical loss rates and require judgments that cannot be subjected to exact mathematical calculation. These adjustments reflect management’s overall estimate of the extent to which current losses on a pool of loans will differ from historical loss experience. These adjustments are subjective estimates and management reviews them on a quarterly basis. TDRs are also considered impaired with impairment generally measured at the present value of estimated future cash flows using the loan’s effective interest rate at inception or using the fair value of collateral, less estimated costs to sell, if repayment is expected solely from the collateral. An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

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

Material Changes in Financial Condition

Total assets of the Company were $1.9 billion at December 31, 2014. When compared to December 31, 2013, total assets increased by $195 million. This change largely reflects an increase in loans and loans held for sale of $287 million and $26 million, respectively, partially offset by a decline in cash and cash equivalents of $77 million coupled with a decline in investment securities of $52 million. Total loans were $1.36 billion at December 31, 2014 compared to $1.07 billion at December 31, 2013. The increase in the loan portfolio largely reflects growth of multifamily, commercial real estate, mixed use commercial, real estate construction and residential mortgage loans of $125 million, $96 million, $30 million, $20 million and $18 million, respectively, during 2014.

Total investment securities were $361 million at December 31, 2014 and $412 million at December 31, 2013. The decrease in the investment portfolio largely reflects sales of corporate bonds, mortgage-backed securities of U.S. Government-sponsored enterprises and U.S. Government agency securities of $9 million, $6 million and $5 million, respectively. In addition, principal paydowns of collateralized mortgage obligations and mortgage-backed securities of U.S. Government-sponsored enterprises totaled $11 million and maturities and calls of municipal obligations and U.S. Government agency securities totaled $29 million during 2014. These were partially offset by purchases of municipal obligations totaling $4 million. A reduction in interest rates in 2014 had a positive impact of $5 million on the fair value of the Company’s available for sale investment portfolio at year-end 2014.

At December 31, 2014, total deposits were $1.6 billion, an increase of $46 million when compared to December 31, 2013. This increase was primarily due to higher balances of demand deposits and N.O.W. accounts of $55 million and $9 million, respectively, partially offset by decreases in money market and time deposit balances of $9 million and $6 million, respectively. Core deposit balances, which consist of demand, saving, N.O.W. and money market deposits, represented 86% and 85% of total deposits at December 31, 2014 and December 31, 2013, respectively. Demand deposit balances represented 44% and 42% of total deposits at December 31, 2014 and December 31, 2013, respectively. At December 31, 2014, the Company had $130 million in overnight borrowings outstanding used to fund the growth in the Company’s loan portfolio. The Company had no borrowed funds outstanding at December 31, 2013.

Material Changes in Results of Operations

2014 versus 2013

The Company recorded net income of $15.3 million for the full year ended December 31, 2014 versus $12.7 million in the comparable 2013 period. The 20.3% improvement in 2014 net income resulted principally from a $5.8 million increase in net interest income, a $5.1 million reduction in total operating expenses, a $250 thousand reduction in the provision for loan losses and a lower effective tax rate in 2014. Partially offsetting these positive factors was an $8.6 million reduction in non-interest income in 2014 versus 2013, primarily due to the gain of $7.8 million on the sale of Visa Class B shares recorded in 2013. No Visa shares were sold in 2014.

The $5.8 million or 10.2% improvement in 2014 net interest income resulted from an $89 million (5.8%) increase in average total interest-earning assets, coupled with a 16 basis point improvement in the Company’s net interest margin to 4.07% in 2014 versus 3.91% in 2013. (See also Distribution of Assets, Liabilities and Stockholders’ Equity: Net Interest Income and Rates and Analysis of Changes in Net Interest Income contained herein.) The Company’s average total interest-earning asset yield in 2014 was 4.23% versus 4.10% for the comparable 2013 period. Despite a lower average yield on the Company’s loan portfolio, down 62 basis points, in 2014 versus 2013, the Company’s average balance sheet mix continued to improve as average loans increased by $286 million (31.5%) versus the comparable 2013 period and low-yielding overnight interest-bearing deposits and federal funds sold declined by $164 million (78.3%) during the same period. Federal funds sold and interest-bearing deposits represented 3% of average total interest-earning assets in 2014 versus 14% a year ago. The average securities portfolio decreased by $33 million or 7.8% to $391 million in 2014 versus 2013 while the average portfolio yield improved by one basis point to 3.73% in 2014.

The Company’s average cost of total interest-bearing liabilities declined by six basis points to 0.28% in 2014 versus 0.34% in the same 2013 period. The Company’s total cost of funds declined to 0.16% in 2014 from 0.20% a year ago, largely as a result of the Company’s focus on lower-cost core deposits. Average core deposits increased $93 million to $1.3 billion during the year ended December 31, 2014 versus 2013, with average demand deposits representing 42.5% of average total deposits in 2014. Average total deposits increased by $77 million or 5.2% in 2014 versus 2013. Average core deposit balances represented 85.4% of total deposits during the year ended 2014 versus 83.5% during 2013.

The $1.0 million provision for loan losses recorded in 2014 was due to the continued growth in the loan portfolio experienced throughout the past year. (See also Critical Accounting Policies, Judgments and Estimates and Loans and Allowance for Loan Losses contained herein.) The Company recorded a $1.3 million provision for loan losses in the comparable 2013 period. The higher 2013 provision resulted from $1.8 million in net loan charge-offs in 2013, principally due to the sale of $8 million in non-performing and classified loans during the fourth quarter of 2013. The Company recorded $937 thousand in net loan recoveries in 2014.

Non-interest income declined by $8.6 million in 2014 versus the year ago period. This decline was principally due to $7.8 million in gains on the sale of Visa Class B shares recorded in 2013. No Visa shares were sold in 2014. Also contributing to the lower level of non-interest income in 2014 versus 2013 were reductions in net gain on the sale of mortgage loans originated for sale (down $779 thousand) as fewer loans were sold, net gain on sale of securities available for sale (down $384 thousand) and net gain on sale of portfolio loans (down $228 thousand). Offsetting a portion of these reductions in 2014 were improvements in income from bank owned life insurance (up $600 thousand) and net gain on the sale of premises and equipment (up $347 thousand).

Total operating expenses declined by $5.1 million (8.8%) in 2014 versus 2013 as the result of reductions in several categories, most notably branch consolidation costs (down $2.5 million), occupancy (down $961 thousand), other operating expenses (down $825 thousand), reserve and carrying costs related to Visa shares sold (down $750 thousand), equipment (down $680 thousand) and FDIC assessment (down $614 thousand). The reduction in branch consolidation costs in 2014 resulted from better than expected outcomes on lease termination negotiations for two of the Bank’s closed branches where an expense had previously been recorded in the fourth quarter of 2013 and a credit was recorded in 2014. The reductions in occupancy and equipment expenses are directly attributable to the six branch offices closed since October 2013. The lower FDIC assessment expense in 2014 versus 2013 reflected the Bank’s lower assessment rate as it is no longer under a regulatory formal agreement and its credit metrics have significantly improved. Other operating expenses improved in 2014 versus 2013 as the result of the outsourcing of the Company’s investment sales function in 2014 coupled with lower expenses for telecommunications, fees and subscriptions, postage, appraisal fees and OREO in the current year. Largely offsetting the foregoing improvements was a $1.5 million increase in employee compensation and benefits expense due principally to a $1.7 million benefit recorded in 2013 due to the termination of a post-retirement life insurance plan in that period which effectively reduced 2013 compensation and benefits expense by that amount. Excluding the impact of this 2013 expense credit, employee compensation and benefits expenses declined by $189 thousand or 0.5% in 2014 versus 2013.

The Company recorded income tax expense of $3.7 million in 2014 resulting in an effective tax rate of 19.6% versus an income tax expense of $3.7 million and an effective tax rate of 22.6% in the comparable period a year ago. Due to the New York State tax legislation signed into law on March 31, 2014, the Company made an adjustment to increase its DTA, which resulted in an income tax benefit of $818 thousand in 2014. The Company also recorded a $172 thousand income tax benefit to reflect the changes in the federal tax rates expected to be in effect during the periods in which the temporary differences are expected to reverse. Partially offsetting these tax benefits was a $454 thousand income tax expense related to a first quarter 2014 adjustment to the Company’s DTA related to stock-based compensation. Excluding the net tax benefit of $536 thousand arising from these transactions, the Company’s full year 2014 effective tax rate would have been 22.4%.

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

The Company’s average total interest-earning asset yield for the year ended December 31, 2013 was 4.10%, down 35 basis points from the comparable 2012 period principally due to an 89 basis point reduction in the average yield on the Company’s investment securities portfolio to 3.72% in 2013 from 4.61% in 2012. This is largely a result of principal paydowns on collateralized mortgage obligations (“CMOs”) of U.S. Government-sponsored enterprises and calls of U.S. Government agency securities, as these securities had higher yields than those of the U.S. Government agency securities and mortgage-backed securities of U.S. Government-sponsored enterprises subsequently purchased. In addition, the average yield on the Company’s loans outstanding declined 43 basis points to 5.16% for the year ended December 31, 2013 from 5.59% for the same period in 2012. The lower yields reflect the lower rate environment that has been prevalent.

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

The Company recorded a $1.3 million provision for loan losses for the year ended December 31, 2013 as compared to $8.5 million for the comparable 2012 period. The $1.3 million provision for loan losses recorded in 2013 was due principally to the impact of a charge-off of $1.5 million incurred in connection with the loan sale completed in the fourth quarter of 2013. The provision recorded in 2012 largely reflected the impact of that year’s sales of $85 million in non-performing assets and other criticized and classified loans in order to reduce balance sheet risk.

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

Distribution of Assets, Liabilities and Stockholders’ Equity: Net Interest Income and Rates

The following table presents the average daily balances of the Company’s assets, liabilities and stockholders’ equity, together with an analysis of net interest earnings and average rates, for each major category of interest-earning assets and interest-bearing liabilities. Interest and average rates are computed on a fully taxable-equivalent basis (dollars in thousands):

For the Years Ended December 31,	2014			2013			2012
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Interest-earning assets
Securities:
Taxable	$226,603	$5,369	2.37%	$252,454	$6,342	2.51%	$152,561	$5,559	3.64%
Tax-exempt	164,439	9,200	5.59	171,512	9,446	5.51	178,674	9,727	5.44
Total securities	391,042	14,569	3.73	423,966	15,788	3.72	331,235	15,286	4.61
Federal Reserve Bank, Federal Home Loan Bank and other stock	3,511	152	4.33	2,937	146	4.97	2,439	121	4.96
Federal funds sold and interest-bearing deposits with banks	45,436	150	0.33	209,834	591	0.28	247,548	599	0.24
Loans (including non-accrual loans):
Taxable	1,167,175	52,766	4.52	898,771	46,404	5.16	859,790	48,083	5.59
Tax-exempt	23,972	1,287	5.37	6,842	353	5.16	-	-	-
Total loans	1,191,147	54,053	4.54	905,613	46,757	5.16	859,790	48,083	5.59
Total interest-earning assets	1,631,136	$68,924	4.23%	1,542,350	$63,282	4.10%	1,441,012	$64,089	4.45%
Cash and due from banks	57,917			60,426			56,076
Other non-interest-earning assets	72,454			60,624			40,282
Total assets	$1,761,507			$1,663,400			$1,537,370

Interest-bearing liabilities

Saving, N.O.W. and money market deposits	$665,626	$1,162	0.17%	$623,519	$1,190	0.19%	$547,390	$1,192	0.22%
Time deposits	226,998	1,309	0.58	242,807	1,740	0.72	255,341	2,527	0.99
Total saving and time deposits	892,624	2,471	0.28	866,326	2,930	0.34	802,731	3,719	0.46
Federal funds purchased and securities sold under agreements to repurchase	8	-	0.46	17	-	0.37	30	-	0.55
Other borrowings	13,051	48	0.37	5	-	0.39	27	-	0.39
Total interest-bearing liabilities	905,683	2,519	0.28	866,348	2,930	0.34	802,788	3,719	0.46
Total cost of funds			0.16			0.20			0.27
Rate spread			3.95			3.76			3.99
Demand deposits	659,463			608,580			554,617
Other non-interest-bearing liabilities	17,812			24,982			37,011
Total liabilities	1,582,958			1,499,910			1,394,416
Stockholders' equity	178,549			163,490			142,954
Total liabilities and stockholders' equity	$1,761,507			$1,663,400			$1,537,370
Net interest income (taxable-equivalent basis) and interest rate margin		66,405	4.07%		60,352	3.91%		60,370	4.19%
Less: taxable-equivalent basis adjustment		(3,871)			(3,604)			(3,642)
Net interest income		$62,534			$56,748			$56,728

Interest income on a taxable-equivalent basis includes the additional amount of interest income that would have been earned if the Company’s investment in tax-exempt securities and loans had been subject to federal and New York State income taxes yielding the same after-tax income. The rate used for this adjustment was approximately 35% for federal income taxes in 2014, 34% for federal income taxes in 2013 and 2012 and 3.5% for New York State income taxes in 2014, 2013 and 2012. Loan fees included in interest income amounted to $1.5 million, $1.1 million and $1.3 million in 2014, 2013 and 2012, respectively.

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

	In 2014 over 2013 Changes Due to			In 2013 over 2012 Changes Due to
	Volume	Rate	Net Change	Volume	Rate	Net Change
Interest-earning assets
Securities:
Taxable	$(625)	$(348)	$(973)	$2,873	$(2,090)	$783
Tax-exempt	(394)	148	(246)	(393)	112	(281)
Total securities	(1,019)	(200)	(1,219)	2,480	(1,978)	502
Federal Reserve Bank, Federal Home Loan Bank and other stock	26	(20)	6	25	-	25
Federal funds sold and interest-bearing deposits with banks	(529)	88	(441)	(98)	90	(8)
Loans (including non-accrual loans):
Taxable	12,641	(6,279)	6,362	2,118	(3,797)	(1,679)
Tax-exempt	919	15	934	353	-	353
Total loans	13,560	(6,264)	7,296	2,471	(3,797)	(1,326)
Total interest-earning assets	12,038	(6,396)	5,642	4,878	(5,685)	(807)

Interest-bearing liabilities
Saving, N.O.W. and money market deposits	78	(106)	(28)	155	(157)	(2)
Time deposits	(108)	(323)	(431)	(119)	(668)	(787)
Total saving and time deposits	(30)	(429)	(459)	36	(825)	(789)
Federal funds purchased and securities sold under agreements to repurchase	-	-	-	-	-	-
Other borrowings	48	-	48	-	-	-
Total interest-bearing liabilities	18	(429)	(411)	36	(825)	(789)
Net change in net interest income (taxable-equivalent basis)	$12,020	$(5,967)	$6,053	$4,842	$(4,860)	$(18)
Investment Securities

The Company’s investment policy is conservative in nature and investment securities are purchased only after a disciplined evaluation to ensure that they are the most appropriate asset available given the Company’s objectives. Several key factors are considered before executing any transaction including:

•	Liquidity – the ease with which the security can be pledged or sold.

•	Credit quality – the likelihood the security will perform according to its original terms with timely payments of principal and interest.

•	Yield – the rate of return on the investment balanced against liquidity and credit quality.

The Company also considers certain key risk factors in its selection of investment securities:

•	Market risk – can be defined as the sensitivity of the portfolio’s market value to changes in the level of interest rates. Generally, the market value of fixed-rate securities increases when interest rates fall and decreases when interest rates rise. The longer the duration of the security, the greater sensitivity to changes in interest rates.

•	Income risk – is identified as the time period over which fixed payments associated with an investment security can be assured. Generally, the shorter the duration of the security, the greater this risk.

•	Asset/liability management – seeks to limit the change in net interest income as a result of changing interest rates. In a rising rate environment when the maturities or the intervals between the repricing of investments are longer than those of the liabilities that fund them, net interest income will decline. This is referred to as a liability-sensitive position. Conversely, when investments mature or are repriced sooner than their funding sources, net interest income will increase as interest rates rise. This is known as an asset-sensitive posture. Asset/liability management attempts to manage the duration of the loan and investment portfolios, as well as that of all funding, to minimize the risk to net interest income while maximizing returns. Security selection is governed by the Company’s investment policy and serves to supplement the Company’s asset/liability position.

The Company seeks to create an investment portfolio that is diversified across different classes of assets. At December 31, 2014, the majority of the Company’s portfolio consisted of investments in municipal securities, U.S. Government agency obligations, mortgage-backed securities (“MBS”) and CMOs. MBS are backed by a pool of mortgages in which investors share payments based on the percentage of the pool they own. The cash flows associated with CMOs are assigned to specific securities, or tranches, in the order in which they are received. Analysis of CMOs requires careful due diligence of the mortgages that serve as the underlying collateral. The Company does not own any mortgage obligations with underlying collateral that could be classified as sub-prime. Tranche structure, final maturity and credit support also provide improved assurance of repayment. The investment portfolio provides collateral for various liabilities to municipal depositors as well as enhances the Company’s liquidity position through cash flows and the ability to pledge these assets to secure various borrowing lines.

The Company’s average investment portfolio decreased by $33 million to $391 million in 2014 compared to $424 million in 2013, largely as a result of sales and principal paydowns of CMOs of U.S. Government-sponsored enterprises totaling $61 million during 2013. The components of the average investment portfolio and the year-over-year net changes in average balances are presented below (in thousands).

For the Years Ended December 31,	2014	2013
	Average Balance		Net Change
U.S. Treasury securities	$-	$12	$(12)
U.S. Government agency securities	95,113	91,412	3,701
Corporate bonds	10,850	16,073	(5,223)
Collateralized mortgage obligations	25,261	53,143	(27,882)
Mortgage-backed securities	95,379	91,814	3,565
Obligations of states and political subdivisions	164,439	171,512	(7,073)
Total investment securities	$391,042	$423,966	$(32,924)

The following table summarizes, at carrying value, the Company’s investment securities available for sale and held to maturity for each period (in thousands):

At December 31,	2014	2013
Investment securities available for sale:
U.S. Government agency securities	$41,577	$100,095
Corporate bonds	6,408	15,651
Collateralized mortgage obligations	21,997	30,104
Mortgage-backed securities	90,919	97,767
Obligations of states and political subdivisions	137,769	157,163
Total investment securities available for sale	298,670	400,780
Investment securities held to maturity:
U.S. Government agency securities	48,365	-
Obligations of states and political subdivisions	13,905	11,666
Total investment securities held to maturity	62,270	11,666
Total investment securities	$360,940	$412,446

The following table presents the distribution, by contractual maturity and the approximate weighted-average yields, of the Company’s investment portfolio at December 31, 2014 (dollars in thousands). All securities are presented at their carrying amounts.

	Maturity (in years)
	Within 1	Yield	After 1 but within 5	Yield	After 5 but within 10	Yield	After 10	Yield	Total	Yield
Investment securities available for sale:
U.S. Government agency securities	$-	-%	$-	-%	$41,577	2.13%	$-	-%	$41,577	2.13%
Corporate bonds	-	-	-	-	6,408	2.36	-	-	6,408	2.36
Collateralized mortgage obligations (1)	-	-	16,150	3.85	5,847	2.11	-	-	21,997	3.39
Mortgage-backed securities (1)	-	-	45,730	1.74	45,189	2.20	-	-	90,919	1.97
Obligations of states and political subdivisions (2)	14,976	5.85	93,728	5.62	29,065	5.56	-	-	137,769	5.63
Total investment securities available for sale	14,976	5.85	155,608	4.30	128,086	2.95	-	-	298,670	3.79
Investment securities held to maturity:
U.S. Government agency securities	-	-	-	-	32,011	2.40	16,354	3.27	48,365	2.70
Obligations of states and political subdivisions (2)	1,667	6.94	5,473	5.73	19	5.68	6,746	5.05	13,905	5.55
Total investment securities held to maturity	1,667	6.94	5,473	5.73	32,030	2.40	23,100	3.79	62,270	3.33
Total investment securities	$16,643	5.96%	$161,081	4.34%	$160,116	2.84%	$23,100	3.79%	$360,940	3.72%

(1) Assumes maturity dates pursuant to average lives.
(2) The yields on obligations of states and political subdivisions are at a fully taxable-equivalent basis.

As a member of the Federal Reserve Bank (“FRB”) and the FHLB, the Bank owns 27,735 shares and 72,022 shares of FRB and FHLB stock, respectively, with a book value of $1.4 million and $7.2 million, respectively, at December 31, 2014. There is no public market for these shares. The last dividends paid were 6.00% on FRB stock in December 2014 and 4.05% on FHLB stock in November 2014.

Management evaluates securities for OTTI on at least a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. For securities in an unrealized loss position, management considers the extent and duration of the unrealized loss, and the financial condition and near-term prospects of the issuer. Management also assesses whether it intends to sell, or it is more likely than not that it will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the entire difference between amortized cost and fair value is recognized as impairment through earnings. For debt securities that do not meet the aforementioned criteria, the amount of impairment is split into two components as follows: 1) OTTI related to credit loss, which must be recognized in the statement of operations and 2) OTTI related to other factors, which is recognized in other comprehensive income (loss). The credit loss is defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis. For equity securities, the entire amount of impairment is recognized through earnings. The Company did not recognize any OTTI-related charges during 2014.

The Bank was a member of the Visa USA payment network and was issued Class B shares upon Visa’s initial public offering in March 2008. The Visa Class B shares are transferable only under limited circumstances until they can be converted into shares of the publicly traded class of stock. This conversion cannot happen until the settlement of certain litigation, which is indemnified by Visa members. Since its initial public offering, Visa has funded a litigation reserve based upon a change in the conversion ratio of Visa Class B shares into Visa Class A shares. At its discretion, Visa may continue to increase the conversion rate in connection with any settlements in excess of amounts then in escrow for that purpose and reduce the conversion rate to the extent that it adds any funds to the escrow in the future. Based on the existing transfer restriction and the uncertainty of the litigation, the Company has recorded its Visa Class B shares on its statements of condition at zero value for the reported periods.

During the third and fourth quarters of 2013, the Bank sold 100,000 Visa Class B shares to another Visa USA member financial institution at a gross pre-tax gain of approximately $7.8 million which was recorded in non-interest income in the Company’s statement of operations. In conjunction with the sale, the Company entered into derivative swap contracts with the purchaser of these Visa Class B shares which provide for settlements between the purchaser and the Company based upon a change in the conversion ratio of Visa Class B shares into Visa Class A shares. As such, as of December 31, 2013, the Company recorded a liability of $932 thousand, representing the fair value of this derivative.

In October 2014, the Bank received notification of a change in the conversion ratio of Visa Class B shares into Visa Class A shares. As a result of this change, in the fourth quarter of 2014 the Bank was required to make a payment of $180 thousand to the purchaser of the Visa Class B shares it sold in 2013. This payment reduced the Company’s previously recorded $932 thousand estimate of the derivative liability to $752 thousand at December 31, 2014.

The present value of estimated future fees to be paid to the derivative counterparty, or carrying costs, calculated by reference to the market price of the Visa Class A shares at a fixed rate of interest are expensed as incurred. For the years ended December 31, 2014 and 2013, $239 thousand and $57 thousand, respectively, in such carrying costs was expensed. The Company has pledged U.S. Government agency securities held in its available for sale portfolio, with a market value of approximately $3 million at December 31, 2014, as collateral for the derivative swap contracts.

Subjectivity has been used in estimating the fair value of both the derivative liability and the associated fees, but management believes that these fair value estimates are adequate based on available information. However, future developments in the litigation could require potentially significant changes to these estimates.

At December 31, 2014, the Company still owned 38,638 Visa Class B shares subsequent to the sales described here. Upon termination of the existing transfer restriction and settlement of the litigation, and to the extent that the Company continues to own such Visa Class B shares in the future, the Company expects to record its Visa Class B shares at fair value.

Loans and the Allowance for Loan Losses

The following table categorizes the Company’s loan portfolio for each period (dollars in thousands):

At December 31,	2014		2013		2012		2011		2010
Commercial and industrial	$177,813	13.1%	$171,199	16.0%	$168,709	21.6%	$206,652	21.3%	$248,750	22.4%
Commercial real estate	560,524	41.4	464,560	43.5	359,211	46.0	420,472	43.4	422,711	38.0
Multifamily	309,666	22.8	184,624	17.3	9,261	1.2	8,174	0.8	8,468	0.8
Mixed use commercial	34,806	2.6	4,797	0.4	799	0.1	-	-	-	-
Real estate construction	26,206	1.9	6,565	0.6	15,469	2.0	49,704	5.1	82,720	7.4
Residential mortgages	187,828	13.9	169,552	15.9	146,575	18.8	160,619	16.6	195,993	17.6
Home equity	50,982	3.8	57,112	5.3	66,468	8.5	79,684	8.2	84,696	7.6
Consumer	7,602	0.5	10,439	1.0	14,288	1.8	44,349	4.6	68,941	6.2
Total loans	$1,355,427	100.0%	$1,068,848	100.0%	$780,780	100.0%	$969,654	100.0%	$1,112,279	100.0%

The following table presents the contractual maturities of selected loans and the sensitivities of those loans to changes in interest rates at December 31, 2014 (in thousands):

	One Year or Less	One Through Five Years	Over Five Years	Total
Commercial and industrial	$121,464	$46,924	$9,425	$177,813
Real estate construction	24,685	1,521	-	26,206
Total	$146,149	$48,445	$9,425	$204,019
Loans maturing after one year with:
Fixed interest rate		$39,897	$6,665	$46,562
Variable interest rate		$8,548	$2,760	$11,308

Non-performing loans are defined as non-accrual loans and loans 90 days or more past due and still accruing. Recognition of interest income is discontinued when reasonable doubt exists as to whether principal or interest due can be collected. Loans of all classes will generally no longer accrue interest when over 90 days past due unless the loan is well-secured and in process of collection.

The following table shows non-performing loans for each period (in thousands):

At December 31,	2014	2013	2012	2011	2010
Non-accrual loans	$12,981	$15,183	$16,435	$80,760	$28,991
Loans 90 days or more past due and still accruing	-	-	-	-	-
Total	$12,981	$15,183	$16,435	$80,760	$28,991

Non-accrual loans totaled $13 million or 0.96% of total loans outstanding at December 31, 2014 versus $15 million or 1.42% of loans outstanding at December 31, 2013. The allowance for loan losses as a percentage of total non-accrual loans amounted to 148% at December 31, 2014 versus 114% at December 31, 2013. Total accruing loans delinquent 30 days or more amounted to $1 million or 0.10% of loans outstanding at December 31, 2014 versus $3 million or 0.33% of loans outstanding at December 31, 2013.

Total criticized and classified loans were $40 million at December 31, 2014 versus $43 million at December 31, 2013. Criticized loans are those loans that are not classified but require some degree of heightened monitoring. Classified loans were $30 million at December 31, 2014 versus $37 million at December 31, 2013. The allowance for loan losses as a percentage of total classified loans was 64% and 47%, respectively, at the same dates.

At December 31, 2014, the Company had $20 million in TDRs, primarily consisting of commercial and industrial loans, commercial real estate loans and residential mortgages totaling $4 million, $10 million and $4 million, respectively. At December 31, 2014, $9 million of the TDRs were current and accruing, $38 thousand were past due 30 days or more and still accruing and $10 million were on non-accrual status. The Company had TDRs amounting to $16 million at December 31, 2013.

At December 31, 2014, the Company’s allowance for loan losses amounted to $19 million or 1.42% of period-end loans outstanding. The allowance as a percentage of loans outstanding was 1.62% at December 31, 2013. The Company recorded net loan recoveries of $937 thousand in 2014 versus net charge-offs of $1.8 million in 2013. As a percentage of average total loans outstanding, these amounts represented (0.08%) and 0.20%, respectively, in 2014 and 2013.

The following table presents an analysis of the Company’s allowance for loan losses for each period (dollars in thousands):

	2014	2013	2012	2011	2010
Balance, January 1	$17,263	$17,781	$39,958	$28,419	$12,333
Charge-offs:
Commercial and industrial	420	2,867	8,534	9,490	8,501
Commercial real estate	-	383	15,794	4,059	2,788
Real estate construction	-	-	3,671	232	3,548
Residential mortgages	32	126	3,727	411	769
Home equity	-	558	1,953	191	315
Consumer	40	166	267	214	317
Total charge-offs	492	4,100	33,946	14,597	16,238
Recoveries:
Commercial and industrial	797	2,077	2,456	781	69
Commercial real estate	519	97	-	-	-
Real estate construction	-	-	340	415	-
Residential mortgages	16	5	115	3	-
Home equity	50	32	246	2	-
Consumer	47	121	112	97	118
Total recoveries	1,429	2,332	3,269	1,298	187
Net (recoveries) charge-offs	(937)	1,768	30,677	13,299	16,051
Reclass to allowance for contingent liabilities	-	-	-	(50)	51
Provision for loan losses	1,000	1,250	8,500	24,888	32,086
Balance, December 31	$19,200	$17,263	$17,781	$39,958	$28,419

Year ended December 31,	2014	2013	2012	2011	2010
Loans:
Average	$1,191,147	$905,613	$859,790	$1,012,835	$1,129,917
At end of period	1,355,427	1,068,848	780,780	969,654	1,112,279
Non-performing loans/total loans (1)	0.96%	1.42%	2.10%	8.33%	2.61%
Non-performing assets/total assets	0.68	0.89	1.17	5.56	2.16
Net (recoveries) charge-offs/average loans	(0.08)	0.20	3.57	1.31	1.42
Allowance for loan losses/total loans (1)	1.42	1.62	2.28	4.12	2.56

(1) Excluding loans held-for-sale.

The following table presents the allocation of the Company’s allowance for loan losses by loan class for each period (dollars in thousands):

At December 31,	2014	% of Total	2013	% of Total	2012	% of Total	2011	% of Total	2010	% of Total
Commercial and industrial	$1,560	8.1%	$2,615	15.1%	$6,181	34.8%	$25,047	62.7%	$13,826	48.6%
Commercial real estate	6,777	35.3	6,572	38.1	5,965	33.5	10,470	26.2	9,149	32.2
Multifamily	4,018	20.9	2,159	12.5	150	0.8	559	1.4	77	0.3
Mixed use commercial	261	1.4	54	0.3	34	0.2	-	-	-	-
Real estate construction	383	2.0	88	0.5	141	0.8	623	1.5	3,177	11.2
Residential mortgages	3,027	15.8	2,463	14.3	1,576	8.9	2,401	6.0	519	1.8
Home equity	709	3.7	745	4.3	907	5.1	512	1.3	1,392	4.9
Consumer	166	0.8	241	1.4	189	1.1	313	0.8	279	1.0
Unallocated	2,299	12.0	2,326	13.5	2,638	14.8	33	0.1	-	-
Total	$19,200	100.0%	$17,263	100.0%	$17,781	100.0%	$39,958	100.0%	$28,419	100.0%

The Company recorded a $1.0 million provision for loan losses for the year ended December 31, 2014 compared to $1.3 million for the year ended December 31, 2013.

For the year ended December 31, 2014, the ending balance of the Company’s allowance for loan losses increased by $1.9 million when compared to December 31, 2013. During 2014, the Company increased its allowance for loan losses allocated to multifamily loans and commercial real estate (“CRE”) loans by $1.9 million and $205 thousand, respectively, while decreasing the amount allocated to commercial and industrial (“C&I”) loans by $1.1 million.

The increases in the allowance for loan losses allocated to multifamily and CRE loans during 2014 largely reflected increases of $125 million and $96 million, respectively, in the balances of unimpaired pass rated multifamily and CRE loans.

The reduction in the allowance for loan losses allocated to C&I loans was primarily due to a decrease of 0.70% versus December 31, 2013, in the average combined historical loss and environmental factors rates on unimpaired pass rated C&I loans, partially offset by an increase of $9 million in the balance of such unimpaired pass rated loans.

The loss factors rates incorporate a rolling twelve quarter look back period used in calculating historical losses for each loan segment. In an effort to more accurately represent the Company’s incurred and expected losses by individual loan segment, a twelve quarter period is used to improve the granularity of individual loan segment charge-off history and reduce the volatility associated with improperly weighting short-term trends in the calculation.

At December 31, 2014, the Company’s allowance for loan losses included an unallocated portion totaling $2.3 million. For the year ended December 31, 2014, the ending balance of the Company’s unallocated portion of the allowance for loan losses decreased $27 thousand versus December 31, 2013. Loan portfolio growth was strong during 2014, primarily in multifamily and CRE loans. Loan growth, including multifamily loans, is expected to continue throughout 2015. An unallocated portion of the reserve is considered a prudent option until these loans to new borrowers establish longer-term payment patterns.

Management has determined that the current level of the allowance for loan losses is adequate in relation to the probable inherent losses present in the portfolio. The adequacy of the provision and the resulting allowance for loan losses, which was $19 million at December 31, 2014, is determined by management’s ongoing review of the loan portfolio, including identification and review of individual problem situations that may affect a borrower’s ability to repay, delinquency and non-performing loan data including the current status of criticized and classified loans, collateral values and changes in the size and mix of the loan portfolio.

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

Deposits

The following table presents the average balance and the average rate paid on the Company’s deposits for each period (dollars in thousands):

	2014		2013		2012
	Average	Average Rate Paid	Average	Average Rate Paid	Average	Average Rate Paid
Demand deposits	$659,463	-%	$608,580	-%	$554,617	-%
Saving deposits	302,385	0.15	287,120	0.15	260,910	0.16
N.O.W. and money market deposits	363,241	0.20	336,399	0.23	286,480	0.27
Time certificates of $100,000 or more	165,389	0.55	171,241	0.66	173,478	0.90
Other time deposits	61,609	0.64	71,566	0.86	81,863	1.17
Total	$1,552,087	0.16%	$1,474,906	0.20%	$1,357,348	0.27%

The following table sets forth, by time remaining to maturity, the Company’s certificates of deposit of $100,000 or more at December 31, 2014 (in thousands):

3 months or less	$120,491
Over 3 through 6 months	11,864
Over 6 through 12 months	13,972
Over 12 months	14,522
Total	$160,849

Borrowings

The Company may utilize both short-term and long-term borrowings which could include lines of credit for federal funds with correspondent banks, securities sold under agreements to repurchase and FHLB borrowings. The Company’s average total borrowings increased $13 million during 2014 compared to 2013 and were used to fund the growth in the Company’s loan portfolio which increased $286 million on average during that same period. The Company had borrowings of $130 million outstanding at December 31, 2014. There were no borrowings outstanding at December 31, 2013.

The following provides information on the Company’s borrowings for each period (dollars in thousands):

	Federal Home Loan Bank Borrowings		Federal Funds Purchased
	2014	2013	2014	2013
Daily average outstanding	$13,051	$5	$8	$17
Average interest rate paid	0.37%	0.39%	0.46%	0.37%
Maximum amount outstanding at any month-end	$130,000	$-	$-	$-
December 31 balance	130,000	-	-	-
Weighted-average interest rate on balances outstanding	0.32%	-%	-%	-%

Contractual and Off-Balance Sheet Obligations

Shown below are the amounts of payments due under specified contractual obligations, aggregated by category of contractual obligation, for specified time periods. All information is as of December 31, 2014 (in thousands):

Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Time deposits	$218,759	$188,828	$23,642	$6,279	$10
Operating lease obligations	7,823	1,742	2,886	1,910	1,285
Capital lease obligations	6,394	317	670	701	4,706
Performance and financial letters of credit	17,232	16,732	500	-	-
Total	$250,208	$207,619	$27,698	$8,890	$6,001

The Company has not used, and has no intention to use, any significant off-balance sheet financing arrangements for liquidity purposes. Its primary financial instruments with off-balance sheet risk are limited to loan servicing for others and obligations to fund loans to customers pursuant to existing commitments.

Liquidity and Capital Resources

Liquidity management is defined as both the Company’s and the Bank’s ability to meet their financial obligations on a continuous basis without material loss or disruption of normal operations. These obligations include the withdrawal of deposits on demand or at their contractual maturity, the repayment of borrowings as they mature, funding new and existing loan commitments and the ability to take advantage of business opportunities as they arise. Asset liquidity is provided by short-term investments and the marketability of securities available for sale. The Company may also leave excess reserve balances at the FRB if the rate being paid is higher than would be available from other short-term investments. Liquid assets, consisting of federal funds sold, securities available for sale and balances at the FRB, decreased to $311 million at December 31, 2014 compared to $462 million at December 31, 2013 as the Company continued to redeploy its lower-yielding cash balances into loans. These liquid assets may include assets that have been pledged against municipal deposits or short-term borrowings. In addition, the Company has pledged U.S. Government agency securities held in its available for sale portfolio, with a market value of approximately $3 million at December 31, 2014, as collateral for the derivative swap contracts. Liquidity is also provided by the maintenance of a base of core deposits, maturing short-term assets including cash and due from banks, the ability to sell or pledge marketable assets and access to lines of credit.

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

The Company’s primary sources of funds are cash provided by deposits and borrowings, proceeds from maturities and sales of securities available for sale and cash provided by operating activities. At December 31, 2014, total deposits were $1.6 billion, an increase of $46 million when compared to December 31, 2013. Of the total time deposits at December 31, 2014, $189 million are scheduled to mature within the next 12 months. Based on historical experience, the Company expects to be able to replace a substantial portion of those maturing deposits with comparable deposit products. At December 31, 2014, there were $130 million in borrowings outstanding which were repaid the next business day. At December 31, 2013, there were no borrowings outstanding. For the years ended December 31, 2014 and 2013, proceeds from sales and maturities of securities available for sale totaled $50 million and $38 million, respectively.

The Company’s primary uses of funds are for the origination of loans and the purchase of investment securities. For the year ended December 31, 2014, the Company had net loan originations for portfolio of $336 million compared to $301 million for the same period in 2013. The Company purchased investment securities totaling $4 million and $122 million during the years ended December 31, 2014 and 2013, respectively.

The Bank’s Asset/Liability and Funds Management Policy establishes specific policies and operating procedures governing liquidity levels to assist management in developing plans to address future and current liquidity needs. Management monitors the rates and cash flows from the loan and investment portfolios while also examining the maturity structure and volatility characteristics of liabilities to develop an optimum asset/liability mix. Available funding sources include retail, commercial and municipal deposits, purchased liabilities and stockholders’ equity. At December 31, 2014, access to approximately $505 million in FHLB lines of credit for overnight or term borrowings with maturities of up to thirty years was available. At December 31, 2014, approximately $60 million and $10 million in unsecured and secured lines of credit, respectively, extended by correspondent banks were also available to be utilized, if needed, for short-term funding purposes. At December 31, 2014, $130 million in overnight borrowings were outstanding with the FHLB. No borrowings were outstanding under lines of credit with correspondent banks.

The Bank also has the ability to access the brokered deposit market. Deposits gathered through the Certificate of Deposit Account Registry Service (“CDARS”) are considered for regulatory purposes to be brokered deposits. At December 31, 2014, the Bank had $4 million in CDARS deposits outstanding.

The Company strives to maintain an efficient level of capital, commensurate with its risk profile, on which a competitive rate of return to stockholders will be realized over both the short and long term. Capital is managed to enhance stockholder value while providing flexibility for management to act opportunistically in a changing marketplace. Management continually evaluates the Company’s capital position in light of current and future growth objectives and regulatory guidelines. Total stockholders’ equity was $183 million at December 31, 2014 compared to $167 million at December 31, 2013. The increase in stockholders’ equity versus December 31, 2013 was due to a combination of net income, net of dividends paid, recorded during 2014 coupled with a $446 thousand decrease in accumulated other comprehensive loss, net of tax. The decrease in accumulated other comprehensive loss at December 31, 2014 resulted primarily from the positive impact of a reduction in interest rates in 2014 on the value of the Company’s available for sale investment portfolio, somewhat offset by the net increase in the Company’s pension benefit obligations.

The Company and the Bank are subject to regulatory capital requirements. The Company’s tier 1 leverage, tier 1 risk-based and total risk-based capital ratios were 10.04%, 12.10% and 13.35%, respectively, at December 31, 2014. The Company’s capital ratios exceeded all regulatory requirements at December 31, 2014. The Bank’s tier 1 leverage, tier 1 risk-based and total risk-based capital ratios were 9.96%, 12.00% and 13.25%, respectively, at December 31, 2014. Each of these ratios exceeds the regulatory guidelines for a well-capitalized institution, the highest regulatory capital category.

The Company did not repurchase any shares of its common stock during 2014. Repurchase of shares will occur only if management believes that the purchase will be at prices that are accretive to earnings per share and is the most efficient use of the Company’s capital.

The Company’s tangible common equity ratio was 9.50% at December 31, 2014 compared to 9.68% at December 31, 2013. The ratio of tangible common equity to tangible assets, or TCE ratio, is calculated by dividing total common stockholders’ equity by total assets, after reducing both amounts by intangible assets. The TCE ratio is not required by GAAP or by applicable bank regulatory requirements, but is a metric used by management to evaluate the adequacy of our capital levels. Since there is no authoritative requirement to calculate the TCE ratio, our TCE ratio is not necessarily comparable to similar capital measures disclosed or used by other companies in the financial services industry. Tangible common equity and tangible assets are non-GAAP financial measures and should be considered in addition to, not as a substitute for or superior to, financial measures determined in accordance with GAAP or as required by bank regulatory agencies. Set forth below are the reconciliations of tangible common equity to GAAP total common stockholders’ equity and tangible assets to GAAP total assets at December 31, 2014 (in thousands):

Total stockholders' equity	$182,733	Total assets	$1,895,283	9.64	%(1)
Less: intangible assets	(2,991)	Less: intangible assets	(2,991)
Tangible common equity	$179,742	Tangible assets	$1,892,292	9.50%

(1) The ratio of total stockholders' equity to total assets is the most comparable GAAP measure to the non-GAAP tangible common equity ratio presented herein.

All dividends must conform to applicable statutory requirements. The Company’s ability to pay dividends to stockholders depends on the Bank’s ability to pay dividends to the Company. Under 12 USC 56-9, a national bank may not pay a dividend on its common stock if the dividend would exceed net undivided profits then on hand. Further, under 12 USC 60, a national bank must obtain prior approval from the OCC to pay dividends on either common or preferred stock that would exceed the bank’s net profits for the current year combined with retained net profits (net profits minus dividends paid during that period) of the prior two years. The ability of the Bank to pay dividends to the Company is subject to certain regulatory restrictions. Generally, dividends declared in a given year by a national bank are limited to its net profit, as defined by regulatory agencies, for that year, combined with its retained net income for the preceding two years, less any required transfer to surplus or to fund for the retirement of any preferred stock. In addition, a national bank may not pay dividends in an amount greater than its undivided profits or declare any dividends if such declaration would leave the bank inadequately capitalized. At December 31, 2014, $26.3 million was available for dividends from the Bank to the Company.

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

Interest Rate Sensitivity

Interest rate sensitivity is determined by the date when each asset and liability in the Company’s portfolio can be repriced. Sensitivity increases when interest-earning assets and interest-bearing liabilities reprice in different time horizons. While this analysis presents the volume of assets and liabilities repricing in each period of time, it does not consider how quickly various assets and liabilities might actually be repriced in response to changes in interest rates. Management reviews its interest rate sensitivity regularly and adjusts its asset/liability management strategy accordingly. Because the interest rates on assets and liabilities vary according to their maturity, management may selectively mismatch the repricing of assets and liabilities to take advantage of temporary or projected differences between short- and long-term interest rates.

The accompanying table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at December 31, 2014 which, based upon certain assumptions, are expected to reprice or mature in each of the time frames shown. When monitoring this interest-sensitivity gap position, management recognizes that these static measurements do not reflect the results of any projected activity and are best utilized as early indicators of potential interest rate exposures. Rather, management relies on net interest income simulation analysis as its primary tool to manage the Company's asset/liability position on a dynamic repricing basis.

(dollars in thousands)	0 to 3 Months	4 to 6 Months	7 to 12 Months	1 to 3 Years	More Than 3 Years	Not Rate Sensitive	Total
Interest-earning assets
Loans (1)	$265,669	$61,886	$129,326	$370,521	$516,296	$11,729	$1,355,427
Federal Reserve Bank, Federal
Home Loan Bank and other stock (2)	-	-	-	-	-	8,600	8,600
Investment securities (3)	10,591	21,607	23,850	101,533	203,359	-	360,940
Interest-bearing time deposits in other banks	-	10,000	-	-	-	-	10,000
Interest-bearing deposits with banks and fed funds sold	14,376	-	-	-	-	-	14,376
Total interest-earning assets	$290,636	$93,493	$153,176	$472,054	$719,655	$20,329	$1,749,343

Interest-bearing liabilities
Saving, N.O.W. and money market deposits (4)	$258,811	$22,977	$26,174	$112,563	$233,142	$-	$653,667
Time deposits (5)	138,668	24,825	25,335	23,642	6,289	-	218,759
Borrowings	130,000	-	-	-	-	-	130,000
Total interest-bearing liabilities	$527,479	$47,802	$51,509	$136,205	$239,431	$-	$1,002,426
Gap	$(236,843)	$45,691	$101,667	$335,849	$480,224	$20,329	$746,917
Cumulative difference between interest-earning assets and interest-bearing liabilities	$(236,843)	$(191,152)	$(89,485)	$246,364	$726,588	$746,917
Cumulative difference/total assets	(12.50%)	(10.09%)	(4.72%)	13.00%	38.34%	39.41%

(1) Based on contractual maturity and instrument repricing date if applicable; projected prepayments and prepayments of principal based on experience.
(2) Federal Reserve Bank, Federal Home Loan Bank and other stock is not considered rate sensitive.
(3) Based on contractual maturity, instrument repricing dates if applicable and projected prepayments.
(4) Saving and N.O.W. deposits decay is calculated using an estimated weighted-average life of 6.0 years. Money market deposits are included in the 0 to 3 months category.
(5) Based on contractual maturity.

At December 31, 2014, the Company’s balance sheet exhibited a liability sensitive posture for the one-year period which may result in a reduction in net interest income if interest rates rise. When the Company’s gap position is examined over longer periods, however, an asset sensitive bias is evident. This scenario may result in an increase in net interest income if interest rates rise over the longer term. Conversely, if interest rates decline, net interest income may be reduced.

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

Simulation modeling applies alternative interest rate scenarios to the Company’s balance sheet to estimate the related impact on NII. The use of simulation modeling assists management in its continuing efforts to achieve earnings stability in a variety of interest rate environments. The model results are compared to the Company’s asset/liability and interest rate risk management policy stating that interest rate risk exposure must be limited to -12.5% and -18% of the year one base case net interest income for net earnings at risk at the 12-month and 24-month time horizons, respectively. NII was projected two years in the future, assuming no growth in assets or liabilities, under a 200 basis point change in interest rates upward and a 100 basis points change downward. In prior periods the earnings at risk was measured under a down 200 basis point scenario, however, at December 31, 2014, a down 100 basis point environment was analyzed due to the historically low interest rate environment as of the date of computation.

Generally, the Company may be considered asset sensitive when net interest income increases in a rising interest rate environment or decreases under a falling interest rate scenario. Similarly, the Company may be considered liability sensitive when net interest income increases in a falling interest rate environment or decreases in a rising interest rate environment. At December 31, 2014, the Company’s balance sheet exhibited a short-term liability sensitive posture in year one with an asset sensitive bias thereafter.

The following table presents the Company’s NII sensitivity at December 31, 2014.

	Estimated NII Sensitivity at December 31, 2014
Time Horizon	-100 basis point rate ramp	Base case	+200 basis point rate ramp
Year One	(1.0%)	0.0%	(1.9%)
Year Two	(10.3%)	(4.3%)	(2.6%)

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

When appropriate, ALCO may use off-balance sheet instruments such as interest rate floors, caps, and swaps to hedge its position with regard to interest rate risk. The Board of Directors has approved a hedging policy statement that governs the use of such instruments. At December 31, 2014, there were no derivative financial instruments outstanding for hedging purposes.

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

The following table presents the Company’s EVE sensitivity at December 31, 2014.

Rate Change	Estimated EVE Sensitivity at December 31, 2014
+200 basis point shock	4.6%
-100 basis point shock	(14.2%)

When modeling EVE at risk, management recognizes the high degree of subjectivity when projecting long-term cash flows and reinvestment rates. The Bank will utilize the EVE sensitivity measurement as a barometer of interest rate risk in conjunction with its primary tool, income simulation. The Bank recognizes that monitoring of its EVE sensitivity ratios may assist in the early identification of exposure to changing interest rates.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Suffolk Bancorp
Riverhead, New York

We have audited the accompanying consolidated statements of condition of Suffolk Bancorp and subsidiaries (collectively the “Company”) as of December 31, 2014 and 2013 and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Suffolk Bancorp and subsidiaries at December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Suffolk Bancorp’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 27, 2015, expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

New York, New York
February 27, 2015

SUFFOLK BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CONDITION
December 31, 2014 and December 31, 2013
(dollars in thousands, except per share data)

	December 31, 2014	December 31, 2013
ASSETS
Cash and cash equivalents
Cash and non-interest-bearing deposits due from banks	$41,140	$69,065
Interest-bearing deposits due from banks	13,376	62,287
Federal funds sold	1,000	1,000
Total cash and cash equivalents	55,516	132,352
Interest-bearing time deposits in other banks	10,000	10,000
Federal Reserve Bank, Federal Home Loan Bank and other stock	8,600	2,863
Investment securities:
Available for sale, at fair value	298,670	400,780
Held to maturity (fair value of $64,796 and $12,234, respectively)	62,270	11,666
Total investment securities	360,940	412,446
Loans	1,355,427	1,068,848
Allowance for loan losses	19,200	17,263
Net loans	1,336,227	1,051,585
Loans held for sale	26,495	175
Premises and equipment, net	23,641	25,261
Bank owned life insurance	45,109	38,755
Deferred taxes	15,714	13,953
Income tax receivable	820	-
Accrued interest and loan fees receivable	5,676	5,441
Goodwill and other intangibles	2,991	2,978
Other assets	3,554	4,007
TOTAL ASSETS	$1,895,283	$1,699,816

LIABILITIES & STOCKHOLDERS' EQUITY
Demand deposits	$683,634	$628,616
Saving, N.O.W. and money market deposits	653,667	656,366
Time certificates of $100,000 or more	160,849	158,337
Other time deposits	57,910	66,742
Total deposits	1,556,060	1,510,061
Borrowings	130,000	-
Unfunded pension liability	6,303	258
Capital leases	4,511	4,612
Other liabilities	15,676	17,687
TOTAL LIABILITIES	1,712,550	1,532,618
COMMITMENTS AND CONTINGENT LIABILITIES
STOCKHOLDERS' EQUITY
Common stock (par value $2.50; 15,000,000 shares authorized; 13,836,508 shares and 13,738,752 shares issued at December 31, 2014 and December 31, 2013, respectively; 11,670,770 shares and 11,573,014 shares outstanding at December 31, 2014 and December 31, 2013, respectively)	34,591	34,348
Surplus	44,230	43,280
Retained earnings	116,169	102,273
Treasury stock at par (2,165,738 shares)	(5,414)	(5,414)
Accumulated other comprehensive loss, net of tax	(6,843)	(7,289)
TOTAL STOCKHOLDERS' EQUITY	182,733	167,198
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,895,283	$1,699,816

See accompanying notes to consolidated financial statements.

SUFFOLK BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2014, 2013 and 2012
(dollars in thousands, except per share data)

	For the Years Ended December 31,
	2014	2013	2012
INTEREST INCOME
Loans and loan fees	$53,570	$46,625	$48,083
U.S. Government agency obligations	2,320	2,012	241
Obligations of states and political subdivisions	5,812	5,975	6,085
Collateralized mortgage obligations	860	2,062	4,696
Mortgage-backed securities	1,936	1,871	418
Corporate bonds	253	396	204
Federal funds sold and interest-bearing deposits due from banks	150	591	599
Dividends	152	146	121
Total interest income	65,053	59,678	60,447
INTEREST EXPENSE
Saving, N.O.W. and money market deposits	1,162	1,190	1,192
Time certificates of $100,000 or more	913	1,128	1,567
Other time deposits	396	612	960
Borrowings	48	-	-
Total interest expense	2,519	2,930	3,719
Net interest income	62,534	56,748	56,728
Provision for loan losses	1,000	1,250	8,500
Net interest income after provision for loan losses	61,534	55,498	48,228
NON-INTEREST INCOME
Service charges on deposit accounts	3,681	3,800	3,932
Other service charges, commissions and fees	3,084	3,290	3,515
Fiduciary fees	1,023	1,084	945
Net gain (loss) on sale of securities available for sale	19	403	(217)
Net gain on sale of portfolio loans	217	445	755
Net gain on sale of mortgage loans originated for sale	283	1,062	1,182
Net gain on sale of premises and equipment	751	404	-
Gain on Visa shares sold	-	7,766	-
Income from bank owned life insurance	1,355	755	-
Other operating income	487	498	769
Total non-interest income	10,900	19,507	10,881
OPERATING EXPENSES
Employee compensation and benefits	34,560	33,090	35,879
Occupancy expense	5,535	6,496	5,809
Equipment expense	1,730	2,410	2,024
Consulting and professional services	2,626	2,663	3,126
FDIC assessment	1,031	1,645	1,573
Data processing	2,204	2,390	2,404
Accounting and audit fees	464	504	1,057
Branch consolidation costs	(449)	2,074	-
Reserve and carrying costs related to Visa shares sold	239	989	-
Other operating expenses	5,479	6,304	9,699
Total operating expenses	53,419	58,565	61,571
Income (loss) before income tax expense (benefit)	19,015	16,440	(2,462)
Income tax expense (benefit)	3,720	3,722	(714)
NET INCOME (LOSS)	$15,295	$12,718	$(1,748)
EARNINGS (LOSS) PER COMMON SHARE - BASIC	$1.32	$1.10	$(0.17)
EARNINGS (LOSS) PER COMMON SHARE - DILUTED	$1.31	$1.10	$(0.17)
WEIGHTED AVERAGE COMMON SHARES - BASIC	11,626,354	11,570,731	10,248,751
WEIGHTED AVERAGE COMMON SHARES - DILUTED	11,682,142	11,591,121	10,248,751

See accompanying notes to consolidated financial statements.

SUFFOLK BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Years Ended December 31, 2014, 2013 and 2012
(in thousands)

	For the Years Ended December 31,
	2014	2013	2012

Net income (loss)	$15,295	$12,718	$(1,748)

Other comprehensive income (loss), net of tax and reclassification adjustments:
Change in unrealized gain (loss) on securities available for sale arising during the period, net of tax of $4,060, ($8,355) and ($2,100), respectively	6,732	(14,648)	(1,320)
Change in unrealized loss on securities transferred from available for sale to held to maturity, net of tax of ($1,180)	(1,805)	-	-
Pension and post-retirement plan benefit obligation, net of tax of ($2,929), $2,709 and $4,932, respectively	(4,481)	4,473	7,276
Total other comprehensive income (loss), net of tax	446	(10,175)	5,956
Total comprehensive income	$15,741	$2,543	$4,208

See accompanying notes to consolidated financial statements.

SUFFOLK BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
For the Years Ended December 31, 2014, 2013 and 2012
(dollars in thousands, except per share data)

	For the Years Ended December 31,
	2014	2013	2012
Common stock
Balance, January 1	$34,348	$34,330	$34,330
Dividend reinvestment	16	-	-
Stock options exercised	46	18	-
Stock-based compensation	181	-	-
Ending balance	34,591	34,348	34,330
Surplus
Balance, January 1	43,280	42,628	24,010
Private equity offering, net of $2,241 of stock issuance costs	-	-	18,160
Dividend reinvestment	120	-	-
Stock options exercised	200	73	-
Stock-based compensation	630	579	458
Ending balance	44,230	43,280	42,628
Retained earnings
Balance, January 1	102,273	89,555	91,303
Net income (loss)	15,295	12,718	(1,748)
Cash dividend on common stock ($0.12 per share in 2014)	(1,399)	-	-
Ending balance	116,169	102,273	89,555
Treasury stock
Balance, January 1	(5,414)	(5,414)	(10,013)
Reissuance of 1,839,533 common shares from treasury in connection with private equity offering	-	-	4,599
Ending balance	(5,414)	(5,414)	(5,414)
Accumulated other comprehensive (loss) income, net of tax
Balance, January 1	(7,289)	2,886	(3,070)
Other comprehensive income (loss)	446	(10,175)	5,956
Ending balance	(6,843)	(7,289)	2,886
Total stockholders' equity	$182,733	$167,198	$163,985

See accompanying notes to consolidated financial statements.

SUFFOLK BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2014, 2013 and 2012
(in thousands)

	For the Years Ended December 31,
	2014	2013	2012
NET INCOME (LOSS)	$15,295	$12,718	$(1,748)
ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO NET CASH PROVIDED BY OPERATING ACTIVITIES
Provision for loan losses	1,000	1,250	8,500
Depreciation and amortization	2,358	3,258	2,572
Stock-based compensation	811	579	458
Net amortization of premiums	1,188	1,312	1,411
Originations of mortgage loans held for sale	(16,582)	(42,052)	(47,832)
Proceeds from sale of mortgage loans originated for sale	15,682	47,519	49,014
Gain on sale of mortgage loans originated for sale	(283)	(1,062)	(1,182)
Gain on sale of portfolio loans	(217)	(445)	(755)
Increase in other intangibles	(13)	(308)	(233)
Deferred tax (benefit) expense	(1,711)	3,077	3,133
(Increase) decrease in income tax receivable	(820)	5,406	15
(Increase) decrease in accrued interest and loan fees receivable	(235)	(558)	2,002
Decrease in other assets	454	1,742	2,177
Adjustment to unfunded pension liability	(1,365)	(63)	3,147
(Decrease) increase in other liabilities	(2,011)	2,514	1,797
Income from bank owned life insurance	(1,355)	(755)	-
Gain on Visa shares sold	-	(7,766)	-
Gain on sale of premises and equipment	(751)	(404)	-
Loss on sale and writedowns of other real estate owned ("OREO")	-	47	600
Net (gain) loss on sale of securities available for sale	(19)	(403)	217
Net cash provided by operating activities	11,426	25,606	23,293
CASH FLOWS FROM INVESTING ACTIVITIES
Principal payments on investment securities	11,055	55,904	32,662
Proceeds from sale of investment securities - available for sale	20,604	13,427	7,457
Maturities of investment securities - available for sale	29,634	24,752	33,493
Purchases of investment securities - available for sale	(800)	(116,403)	(181,789)
Maturities of investment securities - held to maturity	1,084	1,593	2,247
Purchases of investment securities - held to maturity	(3,434)	(5,243)	(990)
Increase in interest-bearing time deposits in other banks	-	(10,000)	-
(Increase) decrease in Federal Reserve Bank, Federal Home Loan Bank and other stock	(5,737)	180	(507)
Proceeds from sale of portfolio loans	25,443	7,732	56,993
Loan (originations) repayments - net	(336,005)	(300,796)	100,680
Proceeds from sale of Visa shares	-	7,766	-
Proceeds from sale of premises and equipment	1,064	851	-
Proceeds from sale of OREO	-	1,525	-
Increase in bank owned life insurance	(5,000)	(38,000)	-
Purchases of premises and equipment - net	(1,051)	(1,310)	(2,244)
Net cash (used in) provided by investing activities	(263,143)	(358,022)	48,002
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposit accounts	45,999	78,947	119,242
Net increase in borrowings	130,000	-	-
Proceeds from private equity offering, net	-	-	22,759
Proceeds from stock options exercised	246	91	-
Cash dividends paid on common stock	(1,399)	-	-
Proceeds from shares issued under the dividend reinvestment plan	136	-	-
Decrease in capital lease payable	(101)	(76)	(49)
Net cash provided by financing activities	174,881	78,962	141,952
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(76,836)	(253,454)	213,247
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	132,352	385,806	172,559
CASH AND CASH EQUIVALENTS, END OF PERIOD	$55,516	$132,352	$385,806
SUPPLEMENTAL DATA:
Interest paid	$2,543	$3,007	$3,830
Income taxes paid	$6,314	$480	$-
Loans transferred to held-for-sale	$50,363	$6,383	$56,843
Loans transferred to OREO	$-	$-	$372
Investment securities transferred from available for sale to held to maturity	$48,147	$-	$-

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

The accounting and reporting policies of the Company conform to the accounting principles generally accepted in the United States of America (“U.S. GAAP”) and general practices within the banking industry. The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates. The following describe the most significant of these policies.

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

The allowance for loan losses consists of specific and general components, as well as an unallocated component. The specific component relates to loans that are individually classified as impaired. Specific reserves are established based on an analysis of the most probable sources of repayment or liquidation of collateral. Impaired loans that are collateral dependent are reviewed based on the fair market value of collateral and the estimated time required to recover the Company’s investment in the loans, as well as the cost of doing so, and the estimate of the recovery. Non-collateral dependent impaired loans are reviewed based on the present value of estimated future cash flows, including balloon payments, if any, using the loan’s effective interest rate. While every impaired loan is evaluated individually, not every loan requires a specific reserve. Specific reserves fluctuate based on changes in the underlying loans, anticipated sources of repayment, and charge-offs. The general component covers non-impaired loans and is based on historical loss experience for each loan class from a rolling twelve quarter period and modifying those percentages, if necessary, after adjusting for current qualitative and environmental factors that reflect changes in the estimated collectability of the loan class not captured by historical loss data. These factors augment actual loss experience and help estimate the probability of loss within the loan portfolio based on emerging or inherent risk trends. These qualitative factors are applied as an adjustment to historical loss rates and require judgments that cannot be subjected to exact mathematical calculation. These adjustments reflect management’s overall estimate of the extent to which current losses on a pool of loans will differ from historical loss experience. These adjustments are subjective estimates and management reviews them on a quarterly basis. TDRs are also considered impaired with impairment generally measured at the present value of estimated future cash flows using the loan’s effective interest rate at inception or using the fair value of collateral, less estimated costs to sell, if repayment is expected solely from the collateral. An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

Transfers of Financial Instruments - Transfers of financial assets for which the Bank has surrendered control of the financial assets are accounted for as sales to the extent that consideration other than beneficial interests in the transferred assets is received in exchange. Retained interests in a sale or securitization of financial assets are initially measured at fair value and subsequently amortized over the estimated servicing period. The fair values of retained servicing rights and any other retained interests are determined based on the present value of expected future cash flows associated with those interests and by reference to market prices for similar assets. There were no transfers of financial assets to related or affiliated parties for any of the reported periods. The Bank services residential mortgage loans for others which are not included in the accompanying consolidated statements of condition. At December 31, 2014 and 2013, the outstanding principal balance of such loans approximated $160 million and $161 million, respectively. The carrying value, approximating the estimated fair value, of mortgage servicing rights was $2 million as of December 31, 2014 and 2013, and is recorded in goodwill and other intangibles in the Company’s consolidated statements of condition.

Loans Held-For-Sale – Loans held-for-sale are carried at the lower of aggregate cost or fair value, based on observable inputs in the secondary market. Changes in fair value of loans held-for-sale are recognized in earnings.

Other Real Estate Owned (“OREO”) — Property acquired through foreclosure, or OREO, is initially stated at fair value less estimated selling costs. Losses arising at the time of the acquisition of property are charged against the allowance for loan losses. Any additional write-downs to the carrying value of these assets that may be required, as well as the cost of maintaining and operating these foreclosed properties, are charged to expense. The Company held no OREO at any of the reported periods.

Premises and Equipment — Premises and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation is calculated by the declining-balance or straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized using the straight-line method over the term of the lease or the estimated life of the asset, whichever is shorter. The Bank periodically evaluates impairment of long-lived assets to be held and used or to be disposed of by sale. There was no impairment of long-lived assets at any of the reported periods.

Bank Owned Life Insurance - Bank owned life insurance is recorded at the lower of the cash surrender value or the amount that can be realized under the insurance policy and is included as an asset in the consolidated statements of condition. Changes in the cash surrender value and insurance benefit payments are recorded in non-interest income in the consolidated statements of operations.

Goodwill — Goodwill resulting from business combinations represents the excess of the purchase price over the fair value of the net assets of the acquired business and was approximately $814 thousand at each of the Company’s reported periods. Goodwill is not amortized but tested for impairment at least annually or when there is a circumstance that would indicate the need to evaluate between annual tests. Based on these tests, there was no impairment of goodwill as of December 31, 2014 and 2013.

Allowance for Off-Balance Sheet Credit Risk — The balance of the allowance for off-balance sheet credit risk is determined by management’s estimate of the amount of financial risk in outstanding loan commitments and contingent liabilities such as performance and financial letters of credit. The allowance for off-balance sheet credit risk was $290 thousand and $255 thousand at December 31, 2014 and 2013, respectively, and is recorded in other liabilities in the Company’s consolidated statements of condition.

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

In accordance with U.S. GAAP the Company recognizes the funded status of a benefit plan in its consolidated statement of financial condition; recognizes as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost; measures defined benefit plan assets and obligation as of the date of fiscal year-end; and discloses in the notes to financial statements additional information about certain effects of net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset and obligation. Plan assets and benefit obligations shall be measured as of the date of its statement of financial position and in determining the amount of net periodic benefit cost. An employer is required to use the same date for the measurement of plan assets as for the statement of condition. The Company accrues for post-retirement benefits other than pensions by accruing the cost of providing those benefits to an employee during the years that the employee serves.

Stock-Based Compensation — The Company recognizes compensation expense for the fair value of stock options and restricted stock on a straight line basis over the requisite service period of the grants.

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

Earnings Per Share — Basic earnings per share is computed based on the weighted average number of common shares and unvested restricted shares outstanding for each period. The Company’s unvested restricted shares are considered participating securities as they contain rights to non-forfeitable dividends and thus they are included in the basic earnings per share computation. Diluted earnings per share includes the dilutive effect of additional potential common shares issuable under stock options. In the event a net loss is reported, restricted shares and stock options are excluded from earnings per share computations.

The reconciliation of basic and diluted weighted average number of common shares outstanding for the years ended December 31, 2014, 2013 and 2012 follows.

	Years Ended December 31,
	2014	2013	2012

Weighted average common shares outstanding	11,582,807	11,570,731	10,248,751
Weighted average unvested restricted shares	43,547	-	-
Weighted average shares for basic earnings per share	11,626,354	11,570,731	10,248,751

Additional diluted shares:
Stock options	55,788	20,390	-
Weighted average shares for diluted earnings per share	11,682,142	11,591,121	10,248,751

Comprehensive Income — Comprehensive income includes net income and all other changes in equity during a period except those resulting from investments by owners and distributions to owners. Other comprehensive income includes revenues, expenses, gains and losses that under U.S. GAAP are included in comprehensive income but excluded from net income. Comprehensive income and accumulated other comprehensive income (“AOCI”) are reported net of related income taxes. AOCI for the Company consists of unrealized holding gains or losses on securities available for sale, unrealized holding losses on securities transferred from available for sale to held to maturity and gains or losses on the unfunded projected benefit obligation of the pension plan.

Derivatives - Derivatives are contracts between counterparties that specify conditions under which settlements are to be made. The only derivatives held by the Company are swap contracts with the purchaser of its Visa Class B shares. The Company records its derivatives on the consolidated statements of condition at fair value. The Company’s derivatives do not qualify for hedge accounting. As a result, changes in fair value are recognized in earnings in the period in which they occur. (See also Note 3. Investment Securities contained herein.)

Segment Reporting — U.S. GAAP requires that public companies report certain information about operating segments. It also requires that public companies report certain information about their products and services, the geographic areas in which they operate and their major customers. The Company is a community bank which offers a wide array of products and services to its customers. Pursuant to its banking strategy, emphasis is placed on building relationships with its customers and operations are managed and financial performance is evaluated on a Company-wide basis. As a result, the Company, the only reportable segment, is not organized around discernible lines of business and prefers to work as an integrated unit to customize solutions for its customers, with business line emphasis and product offerings changing over time as needs and demands change.

Recent Accounting Guidance – In January 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-01, Income Statement—Extraordinary and Unusual Items (Subtopic 225-20), “Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items,” as part of its initiative to reduce complexity in accounting standards (the Simplification Initiative). This ASU eliminates from U.S. GAAP the concept of extraordinary items. Eliminating the concept of extraordinary items will save time and reduce costs for preparers because they will not have to assess whether a particular event or transaction event is extraordinary (even if they ultimately would conclude it is not). This also alleviates uncertainty for preparers, auditors, and regulators because auditors and regulators no longer will need to evaluate whether a preparer treated an unusual and/or infrequent item appropriately. The amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. A reporting entity may apply the amendments prospectively. A reporting entity also may apply the amendments retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. Management intends to adopt ASU 2015-01 on January 1, 2016 and does not believe that the adoption will have a material effect on the Company’s consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), “Revenue from Contracts with Customers,” which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of the ASU is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. The ASU defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. The ASU is effective for annual periods beginning after December 15, 2016, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting the ASU recognized at the date of adoption (which includes additional footnote disclosures). The Company has not yet determined the method by which it will adopt ASU 2014-09 in 2017 and does not believe that the adoption will have a material effect on the Company’s consolidated financial statements.

In January 2014, the FASB issued ASU 2014-04, Receivables—Troubled Debt Restructurings by Creditors (Topic 310), “Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure,” to clarify when an in substance repossession or foreclosure occurs, that is, when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan receivable should be derecognized and the real estate property recognized. The ASU requires interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2014. The Company’s adoption of ASU 2014-04 on January 1, 2015 did not have a material effect on the Company’s consolidated financial statements.

Reclassifications — Certain reclassifications have been made to prior period information in order to conform to the current period’s presentation. Such reclassifications had no impact on the Company’s consolidated results of operations or financial condition.

2. ACCUMULATED OTHER COMPREHENSIVE INCOME (“AOCI”)

The changes in the Company’s AOCI by component, net of tax, for the years ended December 31, 2014 and 2013 follow (in thousands).

	Year Ended December 31, 2014
	Unrealized Gains and Losses on Available for Sale Securities	Unrealized Losses on Securities Transferred from Available for Sale to Held to Maturity	Pension and Post-Retirement Plan Items	Total
Beginning balance	$(4,095)	$-	$(3,194)	$(7,289)
Other comprehensive income (loss) before reclassifications	6,744	(1,938)	(4,496)	310
Amounts reclassified from AOCI	(12)	133	15	136
Net other comprehensive income (loss)	6,732	(1,805)	(4,481)	446
Ending balance	$2,637	$(1,805)	$(7,675)	$(6,843)

	Year Ended December 31, 2013
	Unrealized Gains and Losses on Available for Sale Securities	Pension and Post-Retirement Plan Items	Total
Beginning balance	$10,553	$(7,667)	$2,886
Other comprehensive (loss) income before reclassifications	(14,391)	4,318	(10,073)
Amounts reclassified from AOCI	(257)	155	(102)
Net other comprehensive (loss) income	(14,648)	4,473	(10,175)
Ending balance	$(4,095)	$(3,194)	$(7,289)

The table below presents reclassifications out of AOCI for the years ended December 31, 2014 and 2013 (in thousands).

	Amount Reclassified from AOCI
	Years Ended December 31,		Affected Line Item in the Statement
Details about AOCI Components	2014	2013	Where Net Income is Presented
Unrealized gains and losses on available for sale securities	$19	$403	Net gain (loss) on sale of securities available for sale

Unrealized losses on securities transferred from available for sale to held to maturity	(218)	-	Interest income - U.S. Government agency obligations

Pension and post-retirement plan items	(25)	(245)	Employee compensation and benefits

	88	(56)	Income tax expense (benefit)

Total reclassifications, net of tax	$(136)	$102

3. INVESTMENT SECURITIES

At the time of purchase of a security, the Company designates the security as either available for sale, trading or held to maturity, depending upon investment objectives, liquidity needs and intent.

During 2014, investment securities with fair value of $48 million and unrealized loss of $3.2 million were transferred from available for sale to held to maturity. In accordance with U.S. GAAP, the securities were transferred at fair value, which became the amortized cost. The discount will be accreted to interest income over the remaining life of the security. The unrealized holding losses at the date of transfer remained in AOCI and will be amortized simultaneously against interest income. Those entries will offset or mitigate each other.

The amortized cost, estimated fair value and gross unrealized gains and losses of the Company’s investment securities available for sale and held to maturity at December 31, 2014 and 2013 were as follows (in thousands):

	December 31, 2014				December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available for sale:
U.S. Government agency securities	$42,474	$-	$(897)	$41,577	$109,315	$-	$(9,220)	$100,095
Obligations of states and political subdivisions	131,300	6,469	-	137,769	148,664	8,499	-	157,163
Collateralized mortgage obligations	22,105	423	(531)	21,997	30,335	557	(788)	30,104
Mortgage-backed securities	92,095	88	(1,264)	90,919	103,332	19	(5,584)	97,767
Corporate bonds	6,336	90	(18)	6,408	15,565	264	(178)	15,651
Total available for sale securities	294,310	7,070	(2,710)	298,670	407,211	9,339	(15,770)	400,780
Held to maturity:
U.S. Government agency securities	48,365	1,717	-	50,082	-	-	-	-
Obligations of states and political subdivisions	13,905	809	-	14,714	11,666	655	(87)	12,234
Total held to maturity securities	62,270	2,526	-	64,796	11,666	655	(87)	12,234
Total investment securities	$356,580	$9,596	$(2,710)	$363,466	$418,877	$9,994	$(15,857)	$413,014

The amortized cost, contractual maturities and estimated fair value of the Company’s investment securities at December 31, 2014 (in thousands) are presented in the table below. Collateralized mortgage obligations (“CMOs”) and mortgage-backed securities (“MBS”) assume maturity dates pursuant to average lives.

	December 31, 2014
	Amortized Cost	Estimated Fair Value
Securities available for sale:
Due in one year or less	$14,746	$14,976
Due from one to five years	151,319	155,608
Due from five to ten years	128,245	128,086
Total securities available for sale	294,310	298,670
Securities held to maturity:
Due in one year or less	1,667	1,696
Due from one to five years	5,473	5,910
Due from five to ten years	32,030	32,714
Due after ten years	23,100	24,476
Total securities held to maturity	62,270	64,796
Total investment securities	$356,580	$363,466

As a member of the Federal Reserve Bank (‘FRB”) and the Federal Home Loan Bank (“FHLB”), the Bank owns FRB and FHLB stock with a book value of $1.4 million and $7.2 million, respectively, at December 31, 2014. At December 31, 2013, the Bank owned FRB and FHLB stock with a book value of $1.4 million and $1.5 million, respectively. There is no public market for these shares. The last dividends paid were 6.00% on FRB stock in December 2014 and 4.05% on FHLB stock in November 2014.

At December 31, 2014 and 2013, investment securities carried at $245 million and $292 million, respectively, were pledged for trust deposits, public funds on deposit and as collateral for the derivative swap contracts.

The proceeds from sales of securities available for sale and the associated realized gains and losses are shown below for the years indicated (in thousands). Realized gains are also inclusive of gains on called securities.

	2014	2013	2012

Proceeds	$20,604	$13,427	$7,457

Gross realized gains	$271	$403	$-
Gross realized losses	(252)	-	(217)
Net realized gains (losses)	$19	$403	$(217)

Information pertaining to securities with unrealized losses at December 31, 2014 and 2013, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows (in thousands):

	Less than 12 months		12 months or longer		Total
December 31, 2014	Estimated Fair value	Unrealized Losses	Estimated Fair value	Unrealized Losses	Estimated Fair value	Unrealized Losses
U.S. Government agency securities	$-	$-	$41,577	$897	$41,577	$897
Collateralized mortgage obligations	-	-	8,417	531	8,417	531
Mortgage-backed securities	-	-	81,510	1,264	81,510	1,264
Corporate bonds	-	-	2,982	18	2,982	18
Total	$-	$-	$134,486	$2,710	$134,486	$2,710

	Less than 12 months		12 months or longer		Total
December 31, 2013	Estimated Fair value	Unrealized Losses	Estimated Fair value	Unrealized Losses	Estimated Fair value	Unrealized Losses
U.S. Government agency securities	$86,590	$7,726	$13,505	$1,494	$100,095	$9,220
Obligations of states and political subdivisions	3,932	87	-	-	3,932	87
Collateralized mortgage obligations	2,935	160	5,713	628	8,648	788
Mortgage-backed securities	84,869	4,850	12,637	734	97,506	5,584
Corporate bonds	8,681	178	-	-	8,681	178
Total	$187,007	$13,001	$31,855	$2,856	$218,862	$15,857

The corporate bonds at unrealized losses for twelve months or longer at December 31, 2014 in the table above carry investment grade ratings by all major credit rating agencies including both Moody’s and Standard & Poor’s. The unrealized losses on these bonds were a result of the current interest rate environment and the corresponding shape of the yield curve. The losses were not related to a deterioration of the quality of the issuer or any company-specific adverse events. All other securities at unrealized losses for twelve months or longer at December 31, 2014 are issued or guaranteed by U.S. Government agencies or sponsored enterprises and the related unrealized losses resulted solely from the current interest rate environment and the corresponding shape of the yield curve. The Company does not intend to sell and it is not more likely than not that the Company will be required to sell these securities prior to their recovery to a level equal to or greater than amortized cost. As such, the Company does not consider these securities to be OTTI at December 31, 2014.

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

During the third and fourth quarters of 2013, the Bank sold 100,000 Visa Class B shares to another Visa USA member financial institution at a gross pre-tax gain of approximately $7.8 million which was recorded in non-interest income in the Company’s statement of operations. In conjunction with the sale, the Company entered into derivative swap contracts with the purchaser of these Visa Class B shares which provide for settlements between the purchaser and the Company based upon a change in the conversion ratio of Visa Class B shares into Visa Class A shares. As such, as of December 31, 2013, the Company recorded a liability of $932 thousand, representing the fair value of this derivative.

In October 2014, the Bank received notification of a change in the conversion ratio of Visa Class B shares into Visa Class A shares. As a result of this change, in the fourth quarter of 2014 the Bank was required to make a payment of $180 thousand to the purchaser of the Visa Class B shares it sold in 2013. This payment reduced the Company’s previously recorded $932 thousand estimate of the derivative liability to $752 thousand at December 31, 2014.

The present value of estimated future fees to be paid to the derivative counterparty, or carrying costs, calculated by reference to the market price of the Visa Class A shares at a fixed rate of interest are expensed as incurred. For the years ended December 31, 2014 and 2013, $239 thousand and $57 thousand, respectively, in such carrying costs was expensed. The Company has pledged U.S. Government agency securities held in its available for sale portfolio, with a market value of approximately $3 million at December 31, 2014, as collateral for the derivative swap contracts.

Subjectivity has been used in estimating the fair value of both the derivative liability and the associated fees, but management believes that these fair value estimates are adequate based on available information. However, future developments in the litigation could require potentially significant changes to these estimates.

At December 31, 2014, the Company still owned 38,638 Visa Class B shares subsequent to the sales described here. Upon termination of the existing transfer restriction and settlement of the litigation, and to the extent that the Company continues to own such Visa Class B shares in the future, the Company expects to record its Visa Class B shares at fair value.

4. LOANS

At December 31, 2014 and 2013, net loans disaggregated by class consisted of the following (in thousands):

	December 31, 2014	December 31, 2013
Commercial and industrial	$177,813	$171,199
Commercial real estate	560,524	464,560
Multifamily	309,666	184,624
Mixed use commercial	34,806	4,797
Real estate construction	26,206	6,565
Residential mortgages	187,828	169,552
Home equity	50,982	57,112
Consumer	7,602	10,439
Gross loans	1,355,427	1,068,848
Allowance for loan losses	(19,200)	(17,263)
Net loans at end of period	$1,336,227	$1,051,585

The Bank’s real estate loans and loan commitments are primarily for properties located throughout Long Island, New York and the adjacent market of New York City. Repayment of these loans is dependent in part upon the overall economic health of the Company’s market area and current real estate values. The Bank considers the credit circumstances, the nature of the project and loan to value ratios for all real estate loans.

The Bank makes loans to its directors and executive officers, and other related parties, in the ordinary course of its business. Loans made to directors and executive officers, either directly or indirectly, totaled $11 million and $12 million at December 31, 2014 and 2013, respectively. New loans totaling $58 million and $52 million were extended and payments of $59 million and $53 million were received during 2014 and 2013, respectively, on these loans.

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

Mixed use commercial loans – Areas of concentration for loans in this class include the five boroughs of New York City, Nassau County and, to a lesser extent, Suffolk County. As with multifamily loans, there is an extremely low incidence of loan loss in the event of default. Loan to value ratios utilized during the underwriting process offer protection for the lender. In addition, buildings rarely experience significant depreciation in market value as property valuations are derived from capitalization rates based on required investment returns and cash flow.

Real estate construction loans – Loans in this class primarily include land loans to local individuals, contractors and developers for developing the land for sale or for the purpose of making improvements thereon. Repayment is derived from sale of the lots/ units including any pre-sold units. Credit risk is affected by market conditions, time to sell at an adequate price and cost overruns. To a lesser extent this class includes commercial development projects the Company finances, which in most cases require interest only during construction, and then convert to permanent financing. Credit risk is affected by construction delays, cost overruns, market conditions and the availability of permanent financing, to the extent such permanent financing is not being provided by the Bank.

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

At December 31, 2014 and 2013, the ending balance in the allowance for loan losses disaggregated by class and impairment methodology is as follows (in thousands). Also in the tables below are total loans at December 31, 2014 and 2013 disaggregated by class and impairment methodology (in thousands).

	Allowance for Loan Losses			Loan Balances
December 31, 2014	Individually evaluated for impairment	Collectively evaluated for impairment	Ending balance	Individually evaluated for impairment	Collectively evaluated for impairment	Ending balance
Commercial and industrial	$16	$1,544	$1,560	$4,889	$172,924	$177,813
Commercial real estate	-	6,777	6,777	10,214	550,310	560,524
Multifamily	-	4,018	4,018	-	309,666	309,666
Mixed use commercial	-	261	261	-	34,806	34,806
Real estate construction	-	383	383	-	26,206	26,206
Residential mortgages	809	2,218	3,027	5,422	182,406	187,828
Home equity	92	617	709	1,567	49,415	50,982
Consumer	88	78	166	323	7,279	7,602
Unallocated	-	2,299	2,299	-	-	-
Total	$1,005	$18,195	$19,200	$22,415	$1,333,012	$1,355,427

	Allowance for Loan Losses			Loan Balances
December 31, 2013	Individually evaluated for impairment	Collectively evaluated for impairment	Ending balance	Individually evaluated for impairment	Collectively evaluated for impairment	Ending balance
Commercial and industrial	$41	$2,574	$2,615	$7,754	$163,445	$171,199
Commercial real estate	-	6,572	6,572	11,821	452,739	464,560
Multifamily	-	2,159	2,159	-	184,624	184,624
Mixed use commercial	-	54	54	-	4,797	4,797
Real estate construction	-	88	88	-	6,565	6,565
Residential mortgages	709	1,754	2,463	5,049	164,503	169,552
Home equity	93	652	745	1,082	56,030	57,112
Consumer	102	139	241	284	10,155	10,439
Unallocated	-	2,326	2,326	-	-	-
Total	$945	$16,318	$17,263	$25,990	$1,042,858	$1,068,848

At December 31, 2014 and 2013, past due loans disaggregated by class were as follows (in thousands).

	Past Due
December 31, 2014	30 - 59 days	60 - 89 days	90 days and over	Total	Current	Total
Commercial and industrial	$52	$241	$4,060	$4,353	$173,460	$177,813
Commercial real estate	-	-	6,556	6,556	553,968	560,524
Multifamily	-	-	-	-	309,666	309,666
Mixed use commercial	-	-	-	-	34,806	34,806
Real estate construction	-	-	-	-	26,206	26,206
Residential mortgages	822	-	2,020	2,842	184,986	187,828
Home equity	-	112	303	415	50,567	50,982
Consumer	59	77	42	178	7,424	7,602
Total	$933	$430	$12,981	$14,344	$1,341,083	$1,355,427
% of Total Loans	0.1%	0.0%	1.0%	1.1%	98.9%	100.0%

	Past Due
December 31, 2013	30 - 59 days	60 - 89 days	90 days and over	Total	Current	Total
Commercial and industrial	$13	$-	$5,014	$5,027	$166,172	$171,199
Commercial real estate	631	-	7,492	8,123	456,437	464,560
Multifamily	-	-	-	-	184,624	184,624
Mixed use commercial	-	-	-	-	4,797	4,797
Real estate construction	-	-	-	-	6,565	6,565
Residential mortgages	1,535	339	1,897	3,771	165,781	169,552
Home equity	795	100	647	1,542	55,570	57,112
Consumer	75	-	133	208	10,231	10,439
Total	$3,049	$439	$15,183	$18,671	$1,050,177	$1,068,848
% of Total Loans	0.3%	0.0%	1.4%	1.7%	98.3%	100.0%

The following table presents the Company’s impaired loans disaggregated by class for the years ended December 31, 2014 and 2013 (in thousands).

	December 31, 2014			December 31, 2013
	Unpaid Principal Balance	Recorded Balance	Allowance Allocated	Unpaid Principal Balance	Recorded Balance	Allowance Allocated
With no allowance recorded:
Commercial and industrial	$4,833	$4,833	$-	$6,711	$6,711	$-
Commercial real estate	10,632	10,214	-	12,239	11,821	-
Residential mortgages	1,645	1,516	-	2,305	2,176	-
Home equity	1,377	1,377	-	891	891	-
Consumer	137	137	-	25	9	-
Subtotal	18,624	18,077	-	22,171	21,608	-

With an allowance recorded:
Commercial and industrial	57	56	16	1,043	1,043	41
Residential mortgages	3,906	3,906	809	2,873	2,873	709
Home equity	326	190	92	328	191	93
Consumer	185	186	88	274	275	102
Subtotal	4,474	4,338	1,005	4,518	4,382	945
Total	$23,098	$22,415	$1,005	$26,689	$25,990	$945

The following table presents the Company’s average recorded investment in impaired loans and the related interest income recognized disaggregated by class for the years ended December 31, 2014, 2013 and 2012 (in thousands). No interest income was recognized on a cash basis on impaired loans for any of the periods presented. The interest income recognized on accruing impaired loans is shown in the following table.

	Years Ended December 31,
	2014		2013		2012
	Average recorded investment in impaired loans	Interest income recognized on impaired loans	Average recorded investment in impaired loans	Interest income recognized on impaired loans	Average recorded investment in impaired loans	Interest income recognized on impaired loans
Commercial and industrial	$6,961	$730	$12,065	$800	$23,215	$447
Commercial real estate	10,823	251	11,556	1,041	38,477	501
Real estate construction	-	-	488	114	13,681	410
Residential mortgages	5,094	207	4,970	102	9,538	127
Home equity	804	83	814	15	2,607	13
Consumer	248	18	235	22	429	-
Total	$23,930	$1,289	$30,128	$2,094	$87,947	$1,498

The following table presents a summary of non-performing assets for each period (in thousands):

	December 31, 2014	December 31, 2013
Non-accrual loans	$12,981	$15,183
Non-accrual loans held for sale	-	-
Loans 90 days past due and still accruing	-	-
OREO	-	-
Total non-performing assets	$12,981	$15,183
TDRs accruing interest	$9,380	$10,647
TDRs non-accruing	$10,293	$5,438

At December 31, 2014 and 2013, non-accrual loans disaggregated by class were as follows (dollars in thousands):

	December 31, 2014				December 31, 2013
	Non-accrual loans	% of Total	Total Loans	% of Total Loans	Non-accrual loans	% of Total	Total Loans	% of Total Loans
Commercial and industrial	$4,060	31.3%	$177,813	0.3%	$5,014	33.0%	$171,199	0.4%
Commercial real estate	6,556	50.5	560,524	0.5	7,492	49.3	464,560	0.7
Multifamily	-	-	309,666	-	-	-	184,624	-
Mixed use commercial	-	-	34,806	-	-	-	4,797	-
Real estate construction	-	-	26,206	-	-	-	6,565	-
Residential mortgages	2,020	15.6	187,828	0.1	1,897	12.5	169,552	0.2
Home equity	303	2.3	50,982	0.1	647	4.3	57,112	0.1
Consumer	42	0.3	7,602	-	133	0.9	10,439	-
Total	$12,981	100.0%	$1,355,427	1.0%	$15,183	100.0%	$1,068,848	1.4%

Additional interest income of approximately $953 thousand, $521 thousand and $854 thousand would have been recorded during the years ended December 31, 2014, 2013 and 2012, respectively, if non-accrual loans had performed in accordance with their original terms.

The following summarizes the activity in the allowance for loan losses disaggregated by class for the periods indicated (in thousands):

	Year ended December 31, 2014					Year ended December 31, 2013
	Balance at beginning of period	Charge-offs	Recoveries	(Credit) provision for loan losses	Balance at end of period	Balance at beginning of period	Charge-offs	Recoveries	(Credit) provision for loan losses	Balance at end of period
Commercial and industrial	$2,615	$(420)	$797	$(1,432)	$1,560	$6,181	$(2,867)	$2,077	$(2,776)	$2,615
Commercial real estate	6,572	-	519	(314)	6,777	5,965	(383)	97	893	6,572
Multifamily	2,159	-	-	1,859	4,018	150	-	-	2,009	2,159
Mixed use commercial	54	-	-	207	261	34	-	-	20	54
Real estate construction	88	-	-	295	383	141	-	-	(53)	88
Residential mortgages	2,463	(32)	16	580	3,027	1,576	(126)	5	1,008	2,463
Home equity	745	-	50	(86)	709	907	(558)	32	364	745
Consumer	241	(40)	47	(82)	166	189	(166)	121	97	241
Unallocated	2,326	-	-	(27)	2,299	2,638	-	-	(312)	2,326
Total	$17,263	$(492)	$1,429	$1,000	$19,200	$17,781	$(4,100)	$2,332	$1,250	$17,263

	Year ended December 31, 2012
	Balance at beginning of period	Charge-offs	Recoveries	(Credit) provision for loan losses	Balance at end of period
Commercial and industrial	$25,047	$(8,534)	$2,456	$(12,788)	$6,181
Commercial real estate	10,470	(15,794)	-	11,289	5,965
Multifamily	559	-	-	(409)	150
Mixed use commercial	-	-	-	34	34
Real estate construction	623	(3,671)	340	2,849	141
Residential mortgages	2,401	(3,727)	115	2,787	1,576
Home equity	512	(1,953)	246	2,102	907
Consumer	313	(267)	112	31	189
Unallocated	33	-	-	2,605	2,638
Total	$39,958	$(33,946)	$3,269	$8,500	$17,781

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

The Bank annually reviews the ratings on all loans greater than $500 thousand. Semi-annually, the Bank engages an independent third-party to review a significant portion of loans within the commercial and industrial, commercial real estate and real estate construction loan classes. Management uses the results of these reviews as part of its ongoing review process.

The following presents the Company’s loan portfolio credit risk profile by internally assigned grade disaggregated by class of loan at December 31, 2014 and 2013 (in thousands).

	December 31, 2014				December 31, 2013
	Grade				Grade
	Pass	Special mention	Substandard	Total	Pass	Special mention	Substandard	Total
Commercial and industrial	$167,922	$1,225	$8,666	$177,813	$158,536	$2,934	$9,729	$171,199
Commercial real estate	536,536	9,182	14,806	560,524	440,505	2,817	21,238	464,560
Multifamily	309,666	-	-	309,666	184,624	-	-	184,624
Mixed use commercial	34,806	-	-	34,806	4,797	-	-	4,797
Real estate construction	26,206	-	-	26,206	6,565	-	-	6,565
Residential mortgages	183,263	-	4,565	187,828	164,559	-	4,993	169,552
Home equity	49,569	-	1,413	50,982	56,379	-	733	57,112
Consumer	7,279	-	323	7,602	10,156	-	283	10,439
Total	$1,315,247	$10,407	$29,773	$1,355,427	$1,026,121	$5,751	$36,976	$1,068,848
% of Total	97.0%	0.8%	2.2%	100.0%	96.0%	0.5%	3.5%	100.0%

TDRs are modifications or renewals where the Company has granted a concession to a borrower in financial distress. The Company reviews all modifications and renewals for determination of TDR status. The Company allocated $790 thousand and $586 thousand of specific reserves to customers whose loan terms have been modified as TDRs as of December 31, 2014 and 2013, respectively. These loans involved the restructuring of terms to allow customers to mitigate the risk of default by meeting a lower payment requirement based upon their current cash flow. These may also include loans that renewed at existing contractual rates, but below market rates for comparable credit.

A total of $100 thousand and $250 thousand were committed to be advanced in connection with TDRs as of December 31, 2014 and 2013, respectively, representing the amount the Company is legally required to advance under existing loan agreements. These loans are not in default under the terms of the loan agreements and are accruing interest. It is the Company’s policy to evaluate advances on such loans on a case by case basis. Absent a legal obligation to advance pursuant to the terms of the loan agreement, the Company generally will not advance funds for which it has outstanding commitments, but may do so in certain circumstances.

Outstanding TDRs, disaggregated by class, at December 31, 2014 and 2013 are as follows (dollars in thousands):

	December 31, 2014		December 31, 2013
TDRs Outstanding	Number of Loans	Outstanding Recorded Balance	Number of Loans	Outstanding Recorded Balance
Commercial and industrial	31	$3,683	43	$6,022
Commercial real estate	8	10,179	7	6,022
Residential mortgages	19	4,314	17	3,891
Home equity	5	1,216	-	-
Consumer	7	281	3	150
Total	70	$19,673	70	$16,085

The following presents, disaggregated by class, information regarding TDRs executed during the years ended December 31, 2014, 2013 and 2012 (dollars in thousands):

	Years Ended December 31,
	2014			2013
New TDRs	Number of Loans	Pre-Modification Outstanding Recorded Balance	Post-Modification Outstanding Recorded Balance	Number of Loans	Pre-Modification Outstanding Recorded Balance	Post-Modification Outstanding Recorded Balance
Commercial and industrial	10	$1,877	$1,877	8	$2,484	$2,484
Commercial real estate	2	5,161	5,161	3	3,025	3,025
Residential mortgages	4	581	581	4	924	924
Home equity	5	1,219	1,219	-	-	-
Consumer	4	145	145	1	17	17
Total	25	$8,983	$8,983	16	$6,450	$6,450

	Year Ended December 31,
	2012
New TDRs	Number of Loans	Pre-Modification Outstanding Recorded Balance	Post-Modification Outstanding Recorded Balance
Commercial and industrial	17	$6,674	$6,674
Residential mortgages	6	1,617	1,617
Consumer	1	49	49
Total	24	$8,340	$8,340

Presented below and disaggregated by class is information regarding loans modified as TDRs that had payment defaults of 90 days or more within twelve months of restructuring during the years ended December 31, 2014, 2013 and 2012 (dollars in thousands):

	Years Ended December 31,
	2014		2013		2012
Defaulted TDRs	Number of Loans	Outstanding Recorded Balance	Number of Loans	Outstanding Recorded Balance	Number of Loans	Outstanding Recorded Balance
Commercial and industrial	-	$-	-	$-	2	$1,125
Commercial real estate	2	1,529	1	390	-	-
Residential mortgages	-	-	1	310	2	807
Total	2	$1,529	2	$700	4	$1,932

Not all loan modifications are TDRs. In some cases, the Company might provide a concession, such as a reduction in interest rate, but the borrower is not experiencing financial distress. This could be the case if the Company is matching a competitor’s interest rate.

5. PREMISES AND EQUIPMENT

At December 31, 2014 and 2013, premises and equipment consisted of the following (in thousands):

	Estimated Useful Lives	2014	2013
Land	Indefinite	$3,021	$3,201
Premises	30 - 40 years	33,219	27,570
Furniture, fixtures & equipment	3 - 7 years	16,349	28,669
Leasehold improvements	2 - 25 years	3,627	3,825
		56,216	63,265
Accumulated depreciation and amortization		(32,575)	(38,004)
Balance at end of year		$23,641	$25,261

Premises and accumulated depreciation and amortization include amounts related to property under capital leases of approximately $4 million at December 31, 2014 and 2013.

Depreciation and amortization charged to operations amounted to $2.4 million, $3.3 million and $2.6 million during 2014, 2013 and 2012, respectively. The 2013 total includes $507 thousand in accelerated depreciation related to two branches closed in 2013 and four branches closed in the first quarter of 2014. Depreciation and amortization charged to operations includes amounts related to property under capital leases of $243 thousand, $244 thousand and $244 thousand in 2014, 2013 and 2012, respectively.

6. DEPOSITS

Scheduled maturities of certificates of deposit are as follows (in thousands):

Year During Which Time Deposit Matures	Time Deposits > $100,000	Other Time Deposits
2015	$146,327	$42,501
2016	8,782	7,870
2017	2,901	4,089
2018	1,512	2,038
2019	1,327	1,412
Total	$160,849	$57,910

At December 31, 2014 and 2013, the Bank had $4 million and $5 million, respectively, in deposits gathered through the Certificate of Deposit Account Registry Service (“CDARS”) which are considered for regulatory purposes to be brokered deposits.

7. BORROWINGS

The following summarizes borrowed funds at December 31, 2014 and 2013 (dollars in thousands):

December 31, 2014	Federal Home Loan Bank Borrowings	Federal Funds Purchased	Total
Daily average outstanding	$13,051	$8	$13,059
Total interest cost	48	-	48
Average interest rate paid	0.37%	0.46%	0.37%
Maximum amount outstanding at any month-end	$130,000	$-	$130,000
December 31 balance	130,000	-	130,000
Weighted-average interest rate on balances outstanding	0.32%	-%	0.32%

December 31, 2013	Federal Home Loan Bank Borrowings	Federal Funds Purchased	Total
Daily average outstanding	$5	$17	$22
Total interest cost	-	-	-
Average interest rate paid	0.39%	0.37%	0.37%
Maximum amount outstanding at any month-end	$-	$-	$-
December 31 balance	-	-	-
Weighted-average interest rate on balances outstanding	-%	-%	-%

Assets pledged as collateral to the FHLB at December 31, 2014 and 2013 totaled $505 million and $337 million, respectively, consisting of eligible loans and investment securities as determined under FHLB borrowing guidelines. The Company had $130 million in FHLB borrowings at December 31, 2014. No FHLB borrowings were outstanding at December 31, 2013.

8. STOCKHOLDERS’ EQUITY

The Company has a Dividend Reinvestment Plan to provide stockholders of record with a convenient method of investing cash dividends and optional cash payments in additional shares of the Company’s common stock without payment of any brokerage commission or service charges. At the Company’s discretion, such additional shares may be purchased directly from the Company using either originally issued shares or treasury shares at a 3% discount from market value, or the shares may be purchased in negotiated transactions or on any securities exchange where such shares may be traded at 100% of cost. There were 6,671 shares issued in 2014. No shares were issued in 2013 or 2012.

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

No options were granted in 2014. Options granted in 2013 and 2012 are exercisable over a three-year period commencing one year from the date of grant at a rate of one-third per year. Options granted in 2011 are exercisable over a three-year period commencing three years from the date of grant at a rate of one-third per year.

The total intrinsic value of options exercised in 2014 and 2013 was $145 thousand and $15 thousand, respectively. The total cash received from such option exercises was $246 thousand and $91 thousand, respectively, excluding the tax benefit realized. In exercising those options, 18,735 shares and 6,667 new shares, respectively, of the Company’s common stock were issued. No options were exercised in 2012.

Both plans provide for but do not require the grant of stock appreciation rights (“SARs”) that the holder may exercise instead of the underlying option. At December 31, 2014, there were 6,000 SARs outstanding related to options granted before 2011. The SARs had no intrinsic value at December 31, 2014. When the SAR is exercised, the underlying option is canceled. The optionee receives shares of common stock or cash with a fair market value equal to the excess of the fair value of the shares subject to the option at the time of exercise (or the portion thereof so exercised) over the aggregate option price of the shares set forth in the option agreement. The exercise of SARs is treated as the exercise of the underlying option.

A summary of stock option activity follows:

	Number of Shares	Weighted-Average Exercise Price Per Share
Outstanding, January 1, 2012	111,500	$22.57
Granted	130,000	$13.15
Exercised	-	-
Forfeited or expired	(30,000)	$32.23
Outstanding, December 31, 2012	211,500	$15.41
Granted	111,500	$17.31
Exercised	(6,667)	$13.44
Forfeited or expired	(25,333)	$15.50
Outstanding, December 31, 2013	291,000	$16.18
Granted	-	-
Exercised	(18,735)	$13.18
Forfeited or expired	(21,165)	$16.95
Outstanding, December 31, 2014	251,100	$16.33

The following table presents the Black-Scholes parameters for stock options granted during the past three years:

	2014	2013	2012
Risk-free interest rate	-%	1.22%	0.78%
Expected dividend yield	-	-	-
Expected life in years	-	10	10
Expected volatility	-%	42.95%	43.03%
Weighted average fair value	$-	$9.24	$7.13

The following summarizes shares subject to purchase from stock options outstanding and exercisable as of December 31, 2014:

	Outstanding			Exercisable
Range of Exercise Prices	Shares	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Shares	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price
$10.00 - $14.00	120,000	7.1 years	$11.97	63,336	7.2 years	$12.28
$14.01 - $20.00	104,100	8.5 years	$17.33	35,104	8.5 years	$17.35
$20.01 - $30.00	5,000	4.1 years	$28.30	5,000	4.1 years	$28.30
$30.01 - $40.00	22,000	1.6 years	$32.69	22,000	1.6 years	$32.69
	251,100	7.2 years	$16.33	125,440	6.4 years	$17.92

Restricted Stock Awards

Under the Company’s Amended and Restated 2009 Stock Incentive Plan (the “2009 Plan”), the Company can award options, SARs and restricted stock. During 2014, the Company awarded 77,000 shares of restricted stock to certain directors and key employees. The restricted stock awards currently outstanding vest over a three-year period commencing one year from the date of grant at a rate of one-third per year. A summary of restricted stock activity follows:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Nonvested, January 1, 2014	-	-
Granted	77,000	$22.51
Vested	-	-
Forfeited or expired	(4,650)	$22.51
Nonvested, December 31, 2014	72,350	$22.51

The Company recognizes compensation expense for the fair value of stock options and restricted stock on a straight line basis over the requisite service period of the grants. Compensation expense related to stock-based compensation amounted to $811 thousand, $579 thousand and $458 thousand for the years ended December 31, 2014, 2013 and 2012, respectively. The remaining unrecognized compensation cost of approximately $298 thousand and $1.2 million at December 31, 2014 related to stock options and restricted stock, respectively, will be expensed over the remaining weighted average vesting period of approximately 1.6 years and 2.4 years, respectively.

Under the 2009 Plan, a total of 500,000 shares of the Company’s common stock were reserved for issuance, of which 208,148 shares remain for possible issuance at December 31, 2014. There are no remaining shares reserved for issuance under the 1999 Stock Option Plan.

9. INCOME TAXES

The following table presents the expense (benefit) for income taxes in the consolidated statements of operations which is comprised of the following (in thousands):

		2014	2013	2012
Current:	Federal	$5,208	$135	$(4,126)
	State	223	510	280
		5,431	645	(3,846)
Deferred:	Federal	(885)	3,046	1,412
	State	(747)	31	1,162
		(1,632)	3,077	2,574
Valuation allowance		(79)	-	558
Total		$3,720	$3,722	$(714)

The total tax expense (benefit) was different from the amounts computed by applying the federal income tax rate because of the following:

	2014	2013	2012
Federal income tax expense (benefit) at statutory rates	35%	34%	(34)%
Surtax exemption	(1)	-	-
Tax-exempt income	(14)	(14)	(82)
State income taxes, net of federal benefit	1	2	26
Deferred tax asset adjustment	(2)	-	62
Other	1	1	(1)
Total	20%	23%	(29)%

The effects of temporary differences between tax and financial accounting that create significant deferred tax assets and liabilities and the recognition of income and expense for purposes of tax and financial reporting are presented below (in thousands):

	2014	2013	2012
Deferred tax assets:
Allowance for loan losses	$7,576	$6,269	$6,458
Post-retirement benefits	-	-	571
Deferred compensation	1,652	1,588	1,642
Stock-based compensation	459	668	458
Unrealized losses on securities available for sale	-	2,336	-
Realized losses on securities reclassed from available for sale to held to maturity	1,180	-	-
Unfunded pension obligation	2,496	94	2,826
Alternative Minimum Tax credit	3,925	668	537
Net operating loss carryforward	1,169	2,864	5,277
Other	992	961	1,300
Total deferred tax assets	19,449	15,448	19,069
Deferred tax liabilities:
Unrealized gains on securities available for sale	(1,724)	-	(6,019)
Other	(842)	(961)	(1,107)
Total deferred tax liabilities	(2,566)	(961)	(7,126)
Valuation allowance	(1,169)	(534)	(558)
Net deferred tax asset	$15,714	$13,953	$11,385

The deferred tax assets and liabilities are netted and presented in a single amount which is included in deferred taxes in the accompanying consolidated statements of condition. The realization of deferred tax assets (“DTAs”) (net of a recorded valuation allowance) is largely dependent upon future taxable income, future reversals of existing taxable temporary differences and the ability to carry back losses to available tax years. In assessing the need for a valuation allowance, the Company considers positive and negative evidence, including taxable income in carryback years, scheduled reversals of deferred tax liabilities, expected future taxable income and tax planning strategies. At December 31, 2014, the Company had no remaining Federal net operating loss carryforwards and had net operating loss carryforwards of approximately $26.2 million for New York State (“NYS”) income tax purposes, which may be applied against future taxable income. The Company has a full valuation allowance of $1.2 million, tax effected, on the NYS net operating loss carryforward due to the Company’s significant tax-exempt investment income. The valuation allowance may be reversed to income in future periods to the extent that the related DTAs are realized or when the Company returns to consistent, taxable earnings in NYS. The NYS unused net operating loss carryforwards are expected to expire in varying amounts through the year 2032.

On March 31, 2014, the Governor of NYS signed legislation to implement the NYS fiscal plan for 2014 – 2015. This legislation encompasses significant changes to New York’s bank tax regime, most notably by merging the bank tax into the general corporate tax law. In addition, the new budget law simplifies the code by setting forth a single apportionment factor. The corporate tax rate will be lowered from 7.1% to 6.5% in 2016. Furthermore, for community banks (all banks and thrifts with $8 billion or less in assets) there is a subtraction modification for a portion of interest earned on all residential and small business loans with a principal amount of up to $5 million made to New York borrowers. All banks in this category that have a REIT on April 1, 2014, and in the applicable tax year would instead get a deduction based on their REIT's dividends paid deduction. The Company had a qualifying REIT on April 1, 2014 and has less than $8 billion in assets. If a change in a tax law or rate occurs, any existing deferred tax liability or asset must be adjusted. The effect is reflected in operations in the period of the enactment of the change in the tax law or rate. As such, the Company made an adjustment to increase its DTAs resulting in a net income tax benefit of $818 thousand in 2014.

For regular Federal income tax purposes, a system of graduated marginal tax rates is applied to all taxable income, including capital gains. The rate is 34% of taxable income up to $10 million and 35% for amounts exceeding $10 million and less than $15 million. Because the Company’s full year taxable income exceeded $10 million, the DTA was adjusted in the fourth quarter of 2014 based on the federal tax rates expected to be in effect during the periods in which the temporary differences reverse. The increase in the effective rate equates to a $172 thousand income tax benefit to increase the deferred tax asset from the change in the Federal statutory rate of 34% to 35%.

Offsetting the net income tax benefits was a $454 thousand income tax expense related to an adjustment of the Company’s stock based compensation included in the DTA, primarily for stock options that had expired or been forfeited by former employees. The adjustment relates primarily to prior periods, but management has determined that it is not material, and as such, included it in the 2014 first quarter’s results.

Excluding the cumulative net tax benefit of $536 thousand arising from these transactions, the Company’s full year 2014 effective tax rate would have been 22.4% as compared to 22.6% for the full year 2013.

The Company had unrecognized tax benefits of approximately $34 thousand at December 31, 2014, 2013 and 2012. Changes in unrecognized tax benefits consist of the following (in thousands):

	2014	2013	2012
Balance January 1	$34	$34	$38
Additions from current year tax positions	-	-	1
Reductions for prior year tax positions	-	-	(5)
Balance December 31	$34	$34	$34

The Company recognizes interest and penalties accrued relating to unrecognized tax benefits in income tax expense. There is no accrued interest relating to uncertain tax positions as of December 31, 2014. The Company files income tax returns in the U.S. federal jurisdiction and in New York State. Federal returns are subject to audits by tax authorities. The Company’s Federal tax returns were audited for the tax years 2010 through 2012. There was no change in income taxes as a result of these audits. In 2012, New York State audited the Company and Suffolk Greenway, Inc., a subsidiary of the Bank, for the years 2008, 2009 and 2010 and there was no change as a result of these audits. It is not anticipated that the unrecognized tax benefits will significantly change over the next 12 months.

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

The following table sets forth the plan’s change in benefit obligation (in thousands):

	2014	2013	2012
Benefit obligation at beginning of year	$41,713	$45,376	$53,028
Service cost	-	-	2,665
Interest cost	2,158	1,993	2,218
Actuarial loss (gain)	7,709	(3,970)	(3,789)
Benefits paid	(1,846)	(1,686)	(1,777)
Curtailment	-	-	(6,969)
Benefit obligation at end of year	$49,734	$41,713	$45,376

The following table sets forth the plan’s change in plan assets (in thousands):

	2014	2013	2012
Fair value of plan assets at beginning of year	$41,456	$37,595	$34,817
Actual return on plan assets	2,992	5,758	3,615
Employer contribution	1,000	-	1,000
Benefits paid and actual expenses	(2,017)	(1,897)	(1,837)
Fair value of plan assets at end of year	$43,431	$41,456	$37,595

The following table presents the plan’s funded status and amounts recognized in the consolidated statements of condition (in thousands):

	2014	2013
Underfunded status	$(6,303)	$(258)
Amount included in other liabilities	$(6,303)	$(258)
Accumulated benefit obligation	$49,734	$41,713

In December 2014, the Company made an optional contribution of $1 million for the plan year ended September 30, 2015. No minimum contribution was required. In December 2012, the Company made an annual minimum contribution of $1 million for the plan year ended September 30, 2013. The Company does not presently expect to contribute to its pension plan in 2015.

The following table presents estimated benefits to be paid during the years indicated (in thousands):

2015	$1,996
2016	2,084
2017	2,202
2018	2,271
2019	2,348
2020-2024	12,787

The following table summarizes the net periodic pension (credit) cost (in thousands):

	2014	2013	2012
Service cost	$-	$-	$2,665
Interest cost on projected benefit obligation	2,158	1,993	2,218
Expected return on plan assets	(2,548)	(2,302)	(2,362)
Amortization of net loss	25	245	1,628
Curtailment gain	-	-	(1)
Net periodic pension (credit) cost	(365)	(64)	4,148
Other changes in plan assets and benefit obligation recognized in other comprehensive income:
Net actuarial loss (gain)	7,435	(7,215)	(4,982)
Amortization of net (loss) gain	(25)	(245)	(1,630)
Amortization of prior service cost	-	-	2
Curtailment	-	-	(6,968)
Total recognized in other comprehensive income	7,410	(7,460)	(13,578)
Total recognized in net periodic pension (credit) cost and other comprehensive income	$7,045	$(7,524)	$(9,430)
Weighted-average discount rate for the period	5.33%	4.50%	4.27%
Rate of increase in future compensation	0.00%	0.00%	3.50%
Expected long-term rate of return on assets	7.00%	7.00%	7.00%

The assumptions used in the measurement of the Company’s pension obligation at December 31, 2014 and 2013 were:

	2014		2013
Discount rate	4.32%		5.33%
Rate of increase in future compensation	0.00%		0.00%
Expected long-term rate of return on assets	N/	A	N/	A

The following table summarizes the net periodic pension credit expected for the year ended December 31, 2015. This amount is subject to change if a significant plan-related event should occur before the end of fiscal 2015 (in thousands):

Projected 2015
Service cost	$-
Interest cost on projected benefit obligation	2,099
Expected return on plan assets	(2,792)
Amortization of net loss	248
Net periodic pension credit	$(445)
Weighted-average discount rate for the period	4.32%
Rate of increase in future compensation	0.00%
Expected long-term rate of return on assets	7.00%

To determine the expected return on plan assets, certain variables were considered, such as the long-term historical return information on plan assets, the mix of investments that comprise plan assets and the historical returns on indices comparable to the fund classes in which the plan invests.

The Company’s pension plan weighted-average asset allocations at December 31, 2014 and 2013, by asset category were as follows:

	At December 31,
Asset category	2014	2013
Cash	3%	1%
Equity securities	57	60
Debt securities	40	39
Total	100%	100%

The following table summarizes the fair value measurements of the Company’s pension plan assets on a recurring basis as of December 31, 2014 (in thousands):

	Fair Value Measurements Using
Description	Active Markets for Identical Assets Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Total
Short-term investment funds	$1,423	$-	$1,423
Common collective trusts:
U.S. equity securities	9,389	-	9,389
Non - U.S. equity securities	15,123	-	15,123
U.S. fixed income securities	-	15,152	15,152
Non - U.S. fixed income securities	-	2,344	2,344
Total	$25,935	$17,496	$43,431

The following table summarizes the fair value measurements of the Company’s pension plan assets on a recurring basis as of December 31, 2013 (in thousands):

	Fair Value Measurements Using
Description	Active Markets for Identical Assets Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Total
Short-term investment funds	$290	$-	$290
Common collective trusts:
U.S. equity securities	9,395	-	9,395
Non - U.S. equity securities	15,654	-	15,654
U.S. fixed income securities	-	13,692	13,692
Non - U.S. fixed income securities	-	2,425	2,425
Total	$25,339	$16,117	$41,456

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

During 2013, all of the assets of the Company’s retirement plan were transferred to State Street Bank & Trust from the New York State Bankers Retirement System. An investment manager, Mercer Investment Management, is responsible for the implementation of the plan’s investment policies and for appointing and terminating sub-advisors to manage the plan’s assets which are invested in common collective trust funds. The plan’s overall investment strategy is to invest in a mix of growth assets (primarily equities) with the objective of achieving long-term growth and hedging assets (primarily fixed income) with the objective of matching the plan’s liabilities.

The following table presents target investment allocations for 2015 by asset category:

Asset Category	Target Allocation 2015
Cash equivalents	0 - 5%
Equity securities	54 - 64%
Fixed income securities	36 - 46%

Deferred Compensation

In 1986, the Board approved a deferred compensation plan. The liability for this plan was approximately $1.1 million at December 31, 2014 and 2013. Under this plan, certain employees and Directors of the Company elected to defer compensation aggregating approximately $177 thousand in 1986 in exchange for stated future payments to be made at specified dates. The rate of return on the initial deferral was guaranteed. For purposes of financial reporting, expenses of approximately $68 thousand and $71 thousand were recorded in 2014 and 2013, respectively. Income of approximately $13 thousand was recorded in 2012.

During 2014, the Company made payments of approximately $64 thousand to participants of this plan. In a prior year, the Company had purchased life insurance policies on the plan’s participants based upon reasonable actuarial benefit and other financial assumptions where the present value of the projected cash flows from the insurance proceeds approximated the present value of the projected cost of the employee benefit. The Company was the named beneficiary on the policies. In 2013, the Company surrendered these policies. Net insurance expense related to the policies aggregated approximately $155 thousand in 2012. There was no such expense in 2013 and 2014.

In 1999, the Board approved a non-qualified deferred compensation plan. Under this plan, certain employees and Directors of the Company may elect to defer some or all of their compensation in exchange for a future payment of the compensation deferred, with accrued interest, at retirement. Participants deferred compensation totaling $132 thousand, $95 thousand and $64 thousand during 2014, 2013 and 2012, respectively. Payments of $396 thousand, $356 thousand and $383 thousand were made to participants during 2014, 2013 and 2012, respectively.

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

401(k) Retirement Plan

The Bank has a 401(k) Retirement Plan and Trust (“401(k) Plan”). Employees who have attained the age of 21 and have completed one-half month of service and 40 hours worked have the option to participate. Employees may currently elect to contribute up to $17,500. The Bank may match up to one-half of the employee’s contribution up to a maximum of 6% of the employee’s annual gross compensation subject to IRS limits. Employees are fully vested immediately in their own contributions and the Bank’s matching contributions. Bank contributions under the 401(k) Plan amounted to $515 thousand, $486 thousand and $110 thousand during 2014, 2013 and 2012, respectively. The Bank funds all amounts when due. Contributions to the 401(k) Plan may be invested in various bond, equity, money market or diversified funds as directed by each employee. The 401(k) Plan does not allow for investment in the Company’s common stock.

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

The Company was contingently liable under standby letters of credit in the amount of $17 million and $18 million at December 31, 2014 and 2013, respectively. The outstanding letters of credit as of December 31, 2014 expire as follows (in thousands):

2015	$16,732
2016	500
Total	$17,232

Amounts due under these letters of credit would be reduced by any proceeds that the Company would be able to obtain in liquidating the collateral for the loans, which varies depending on the customer. At December 31, 2014 and 2013, commitments to originate loans and commitments under unused lines of credit for which the Bank is obligated amounted to $180 million and $113 million, respectively.

The Bank is required to maintain balances with the FRB to satisfy reserve requirements. In addition, the FRB continues to offer higher interest rates on overnight deposits compared to correspondent banks. The average balance maintained at the FRB during 2014 was $320 million compared to $200 million in 2013.

At December 31, 2014, the Company was obligated under a number of non-cancelable leases for land and buildings used for bank purposes. Minimum annual rentals, exclusive of taxes and other charges under non-cancelable operating leases, are as follows (in thousands):

	Capital	Operating
	Leases	Leases
2015	$317	$1,742
2016	329	1,514
2017	341	1,372
2018	347	1,031
2019	354	879
Thereafter	4,706	1,285
Total minimum lease payments	6,394	$7,823
Less: amounts representing interest	1,883
Present value of minimum lease payments	$4,511

Total rental expense for the years ended December 31, 2014, 2013 and 2012 amounted to $1.1 million, $1.6 million and $1.3 million, respectively.

The Company and the Bank are subject to legal proceedings and claims that arise in the ordinary course of business. In the opinion of management, the amount of ultimate liability, if any, with respect to such ordinary course matters will not materially affect future operations and will not have a material impact on the Company’s consolidated financial statements. However, the outcome of litigation and other legal and regulatory matters is inherently uncertain, and it is possible that one or more of such matters currently pending or threatened could have an unanticipated material adverse effect on our liquidity, consolidated financial position, results of operations, and/or our business as a whole, in the future.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and tier 1 capital, as defined in the federal banking regulations, to risk-weighted assets and of tier 1 capital to adjusted average assets (leverage). Management believes, as of December 31, 2014, that the Company and the Bank met all such capital adequacy requirements to which it is subject.

The Bank’s capital amounts (in thousands) and ratios are as follows:

	Actual capital ratios		Minimum for capital adequacy		Minimum to be Well Capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2014
Total capital to risk-weighted assets	$201,476	13.25%	$121,608	8.00%	$152,010	10.00%
Tier 1 capital to risk-weighted assets	182,469	12.00%	60,804	4.00%	91,206	6.00%
Tier 1 capital to adjusted average assets (leverage)	182,469	9.96%	73,312	4.00%	91,640	5.00%

December 31, 2013
Total capital to risk-weighted assets	$181,952	14.92%	$97,542	8.00%	$121,927	10.00%
Tier 1 capital to risk-weighted assets	166,683	13.67%	48,771	4.00%	73,156	6.00%
Tier 1 capital to adjusted average assets (leverage)	166,683	9.74%	68,454	4.00%	85,567	5.00%

The Company’s tier 1 leverage, tier 1 risk-based and total risk-based capital ratios were 10.04%, 12.10% and 13.35%, respectively, at December 31, 2014, versus 9.81%, 13.77% and 15.02%, respectively, at December 31, 2013.

The ability of the Bank to pay dividends to the Company is subject to certain regulatory restrictions. Generally, dividends declared in a given year by a national bank are limited to its net profit, as defined by regulatory agencies, for that year, combined with its retained net income for the preceding two years, less any required transfer to surplus or to fund for the retirement of any preferred stock. In addition, a national bank may not pay dividends in an amount greater than its undivided profits or declare any dividends if such declaration would leave the bank inadequately capitalized. At December 31, 2014, $26.3 million was available for dividends from the Bank to the Company.

In July 2013, the OCC approved new rules on regulatory capital applicable to national banks, implementing Basel III. Most banking organizations were required to apply the new capital rules on January 1, 2015. The final rules set a new common equity tier 1 requirement and higher minimum tier 1 requirements for all banking organizations. They also place limits on capital distributions and certain discretionary bonus payments if a banking organization does not maintain a buffer of common equity tier 1 capital above minimum capital requirements. The rules revise the prompt corrective action framework to incorporate the new regulatory capital minimums. They also enhance risk sensitivity and address weaknesses identified over recent years with the measure of risk-weighted assets, including through new measures of creditworthiness to replace references to credit ratings, consistent with section 939A of the Dodd-Frank Act. Based on our capital levels and balance sheet composition at December 31, 2014, we believe implementation of the new rules will not have a material impact on our capital needs.

13. CONCENTRATIONS

Loans

The following table presents the Company’s loan portfolio disaggregated by class of loan at December 31, 2014 and each class’s percentage of total loans and total assets (dollars in thousands):

At December 31,	2014	% of total loans	% of total assets
Commercial and industrial	$177,813	13.1%	9.4%
Commercial real estate	560,524	41.4	29.6
Multifamily	309,666	22.8	16.3
Mixed use commercial	34,806	2.6	1.8
Real estate construction	26,206	1.9	1.4
Residential mortgages	187,828	13.9	9.9
Home equity	50,982	3.8	2.7
Consumer	7,602	0.5	0.4
Total loans	$1,355,427	100.0%	71.5%

Commercial and industrial loans, unsecured or secured by collateral other than real estate, present significantly greater risk than other types of loans. The Company obtains, whenever possible, both the personal guarantees of the principal and cross-guarantees among the principal’s business enterprises. Commercial real estate loans (exclusive of multifamily and mixed use commercial loans) present greater risk than residential mortgages. The Company has attempted to minimize the risks of these loans by considering several factors, including the creditworthiness of the borrower, location, condition, value and the business prospects for the security property.

Investment Securities

The following presents the Company’s investment portfolio disaggregated by category of security at December 31, 2014 and each category’s percentage of total investment securities and total assets (dollars in thousands):

At December 31,	2014	% of total investment securities	% of total assets
U.S. Government agency securities	$89,942	24.9%	4.7%
Corporate bonds	6,408	1.8	0.3
Collateralized mortgage obligations	21,997	6.1	1.2
Mortgage-backed securities	90,919	25.2	4.8
Obligations of states and political subdivisions	151,674	42.0	8.0
Total investment securities	$360,940	100.0%	19.0%

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

U.S. GAAP sets requirements for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning of the term fair value, and provides guidance for determining fair values when the volume and level of activity for the asset or liability have significantly decreased, particularly when there is no active market or where the price inputs being used represent distressed sales. It also provides guidelines for making fair value measurements more consistent with principles, reaffirming the need to use judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets become inactive.

The following table presents the carrying amounts and fair values of the Company’s financial instruments (in thousands).

	Level in	December 31, 2014		December 31, 2013
	Fair Value Hierarchy	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Financial Assets:
Cash and due from banks	Level 1	$54,516	$54,516	$131,352	$131,352
Federal funds sold	Level 2	1,000	1,000	1,000	1,000
Interest-bearing time deposits in other banks	Level 2	10,000	10,017	10,000	10,000
Federal Reserve Bank, Federal Home Loan
Bank and other stock	N/A	8,600	N/A	2,863	N/A
Investment securities held to maturity	Level 2	62,270	64,796	11,666	12,234
Investment securities available for sale	Level 2	298,670	298,670	400,780	400,780
Loans held for sale	Level 2	26,495	26,495	175	175
Loans, net of allowance	Level 2, 3 (1)	1,336,227	1,329,041	1,051,585	1,056,279
Accrued interest and loan fees receivable	Level 2	5,676	5,676	5,441	5,441

Financial Liabilities:
Non-maturity deposits	Level 2	1,337,301	1,337,301	1,284,982	1,284,982
Time deposits	Level 2	218,759	219,089	225,079	225,946
Borrowings	Level 2	130,000	130,004	-	-
Accrued interest payable	Level 2	136	136	160	160
Derivatives	Level 3	752	752	932	932

(1) Impaired loans are generally classified within Level 3 of the fair value hierarchy.

Fair value estimates are made at a specific point in time and may be based on judgments regarding losses expected in the future, risk, and other factors that are subjective in nature. The methods and assumptions used to produce the fair value estimates follow.

For securities held to maturity and securities available for sale, the estimated fair value equals quoted market price if available. If a quoted market price is not available, fair value is estimated using a quoted market price for similar securities. For cash and due from banks, federal funds sold, accrued interest and loan fees receivable, non-maturity deposits and accrued interest payable, the carrying amount is a reasonable estimate of fair value. Determining the fair value of Federal Reserve Bank, Federal Home Loan Bank and other stock is not practicable due to restrictions placed on its transferability. Interest-bearing time deposits in other banks, time deposits and borrowings are valued using a replacement cost of funds approach.

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

For the periods presented, loans held for sale were performing and carried at cost. The carrying cost is a reasonable estimate of fair value due to their short-term nature.

Fair value of OREO is generally based on third party appraisals or realtor evaluations of the property. These appraisals and evaluations may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification. In cases where the carrying amount exceeds the fair value, less estimated costs to sell, an impairment loss is recognized through a valuation allowance, and the property is reported as non-recurring Level 3. The Company held no OREO at December 31, 2014 and 2013.

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

Assets measured at fair value on a non-recurring basis are as follows (in thousands):

Assets:	December 31, 2014	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Impaired loans (1)	$16,559	$16,559
Total	$16,559	$16,559

(1) Collateral dependent.

Assets:	December 31, 2013	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Impaired loans (1)	$16,942	$16,942
Total	$16,942	$16,942

(1) Collateral dependent.

The Company had no liabilities measured at fair value on a non-recurring basis at December 31, 2014 and 2013.

The following presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis (dollars in thousands):

	Fair Value at December 31,		Valuation	Unobservable
Assets:	2014	2013	Technique	Inputs	Discount
Impaired loans (1):

Commercial and industrial	$3,049	$3,384	Third party appraisal and/or internal evaluation	Discount to appraised value (2), (3); estimated selling costs	5.6% to 50%

Commercial real estate	6,521	7,426	Third party appraisal and/or internal evaluation	Discount to appraised value (3); estimated selling costs	5.6% to 6.6%

Residential mortgages	5,422	5,050	Third party appraisal	Discount to appraised value (3); estimated selling costs	25%

Home equity	1,567	1,082	Third party appraisal	Discount to appraised value (3); estimated selling costs	25%
Total	$16,559	$16,942

(1) Collateral dependent.
(2) The Company also makes adjustments to the appraised value based upon evaluation of corporate assets, such as inventory and accounts receivable, and other factors. Higher discounts may be applied to certain assets, such as inventory and accounts receivable.
(3) The Company also makes adjustments to the appraised value based upon various information known to management about the property, market conditions and other factors.

The following presents fair value measurements on a recurring basis as of December 31, 2014 and 2013 (in thousands):

		Fair Value Measurements Using
		Significant Other Observable Inputs	Significant Unobservable Inputs
Assets:	December 31, 2014	(Level 2)	(Level 3)
U.S. Government agency securities	$41,577	$41,577	$-
Corporate bonds	6,408	6,408	-
Collateralized mortgage obligations	21,997	21,997	-
Mortgage-backed securities	90,919	90,919	-
Obligations of states and political
subdivisions	137,769	137,769	-
Total	$298,670	$298,670	$-

Liabilities:
Derivatives	752	$-	$752
Total	$752	$-	$752

		Fair Value Measurements Using
		Significant Other Observable Inputs	Significant Unobservable Inputs
Assets:	December 31, 2013	(Level 2)	(Level 3)
U.S. Government agency securities	$100,095	$100,095	$-
Corporate bonds	15,651	15,651	-
Collateralized mortgage obligations	30,104	30,104	-
Mortgage-backed securities	97,767	97,767	-
Obligations of states and political
subdivisions	157,163	157,163	-
Total	$400,780	$400,780	$-

Liabilities:
Derivatives	932	$-	$932
Total	$932	$-	$932

Reconciliations for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2014, 2013 and 2012 follow (in thousands).

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Assets	Liabilities
	Collateralized Mortgage Obligations	Derivatives
Balance at January 1, 2012	$7,994	$-
Sales	(7,994)	-
Balance at December 31, 2012	-	-
Net increases	-	932
Balance at December 31, 2013	-	932
Net decreases	-	(180)
Balance at December 31, 2014	$-	$752

15. SUFFOLK BANCORP (PARENT COMPANY ONLY) CONDENSED FINANCIAL STATEMENTS (in thousands)

Condensed Statements of Condition at December 31,	2014	2013	2012
Assets:
Due from banks	$1,322	$605	$515
Investment in the Bank	180,926	165,924	163,007
Other assets	674	669	463
Total Assets	$182,922	$167,198	$163,985
Liabilities and Stockholders' Equity:
Other liabilities	$189	$-	$-
Stockholders' Equity	182,733	167,198	163,985
Total Liabilities and Stockholders' Equity	$182,922	$167,198	$163,985

Condensed Statements of Operations and Comprehensive Income for the Years Ended December 31,	2014	2013	2012
Income:
Dividends from the Bank	$1,399	$-	$-
Other income	176	-	-
Expense:
Other expense	837	372	358
Income (loss) before equity in undistributed net income (loss) of the Bank	738	(372)	(358)
Equity in undistributed earnings (loss) of the Bank	14,557	13,090	(1,390)
Net income (loss)	$15,295	$12,718	$(1,748)
Total Comprehensive Income	$15,741	$2,543	$4,208

Condensed Statements of Cash Flows for the Years Ended December 31,	2014	2013	2012
Cash Flows From Operating Activities:
Net income (loss)	$15,295	$12,718	$(1,748)
Less: equity in undistributed (earnings) loss of the Bank	(14,557)	(13,090)	1,390
Stock-based compensation	811	579	458
Increase in other assets	(4)	(208)	(130)
Increase (decrease) in other liabilities	189	-	(119)
Net cash provided by (used in) operating activities	1,734	(1)	(149)
Cash Flows From Investing Activities:
Advances to the Bank	-	-	(22,500)
Net cash used in investing activities	-	-	(22,500)
Cash Flows From Financing Activities:
Dividend reinvestment and stock option exercises	382	91	-
Proceeds from issuance of capital stock	-	-	22,759
Dividends paid	(1,399)	-	-
Net cash (used in) provided by financing activities	(1,017)	91	22,759
Net Increase in Cash and Cash Equivalents	717	90	110
Cash and Cash Equivalents, Beginning of Year	605	515	405
Cash and Cash Equivalents, End of Year	$1,322	$605	$515

16. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED) (dollars in thousands, except per share data)

	2014				2013
	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
Interest income	$16,783	$16,164	$16,171	$15,935	$15,969	$14,705	$14,560	$14,444
Interest expense	638	615	629	637	682	733	747	768
Net interest income	16,145	15,549	15,542	15,298	15,287	13,972	13,813	13,676
Provision for loan losses (1)	250	250	250	250	1,250	-	-	-
Net interest income after provision for loan losses	15,895	15,299	15,292	15,048	14,037	13,972	13,813	13,676
Non-interest income (2)	2,580	2,550	2,678	3,092	7,139	6,587	2,464	3,317
Operating expenses (3)	13,722	13,236	13,152	13,309	16,982	15,090	12,692	13,801
Income tax expense	687	875	1,047	1,111	866	1,557	816	483
Net income	$4,066	$3,738	$3,771	$3,720	$3,328	$3,912	$2,769	$2,709
Net income per common share - basic	$0.35	$0.32	$0.33	$0.32	$0.29	$0.34	$0.24	$0.23
Net income per common share - diluted	$0.35	$0.32	$0.32	$0.32	$0.29	$0.34	$0.24	$0.23
Cash dividends per common share	$0.06	$0.06	$-	$-	$-	$-	$-	$-

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

(b) Changes in Internal Controls

There were no changes to the Company’s internal control over financial reporting as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act that occurred in the fourth quarter of 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting for financial presentations as of December 31, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission as described in the 2013 version of Internal Control-Integrated Framework. Based on this assessment, management concluded that the Company maintained effective internal control over financial reporting presented in conformity with generally accepted accounting principles in the United States of America as of December 31, 2014.

The Company’s independent registered public accounting firm has audited and issued their report on the effectiveness of the Company’s internal control over financial reporting.

(d) Report of Independent Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Suffolk Bancorp
Riverhead, New York

We have audited Suffolk Bancorp and subsidiaries’ (collectively the “Company”) internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Suffolk Bancorp and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of condition of Suffolk Bancorp and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014 and our report dated February 27, 2015, expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

New York, New York
February 27, 2015

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Incorporated herein by reference to the Company’s Proxy Statement for the 2015 Annual Meeting of Stockholders (“2015 Proxy Statement”). The identification of the directors of the Company may be found under “Election of Directors.” The identification of the executive officers of the Company may be found under “Named Executive Officers.” There exists no family relationship between any director and executive officer. Disclosure of the Audit Committee and the audit committee financial expert may be found under “Committees.” Compliance with section 16(a) of the Exchange Act may be found under “Filing of S.E.C. Reports – Section 16(a) Beneficial Ownership Reporting Compliance.” A copy of the Company’s code of business conduct and ethics, which applies to the Chief Executive Officer, Chief Financial Officer and all other senior financial officers of the Company designated by the Chief Executive Officer from time to time, is available at our website, www.suffolkbancorp.com, and will be provided, without charge, upon written request to the Corporate Secretary at 4 West Second Street, PO Box 9000, Riverhead, NY 11901.

ITEM 11. EXECUTIVE COMPENSATION

Incorporated herein by reference to the Company’s 2015 Proxy Statement. Executive compensation may be found under “Executive Compensation and Related Matters.” Compensation Committee interlocks and insider participation may be found under “Compensation Committee Interlocks and Insider Participation” and the Compensation Committee report may be found under “Compensation Committee Report.”

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated herein by reference to the Company’s 2015 Proxy Statement. Security ownership of certain beneficial owners and management may be found under “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Management.”

Additionally, information about the Company’s equity compensation plans is as follows:

	At December 31, 2014
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights ($)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders	221,100	17.09	208,148
Equity compensation plans not approved by security holders	30,000	10.79	-
Total	251,100	16.33	208,148

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Incorporated herein by reference to the Company’s 2015 Proxy Statement. Certain relationships and related transactions may be found under “Transactions with Related Persons, Promoters and Certain Control Persons.” Director independence may be found under “Nominating and Governance Committee.”

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Incorporated herein by reference to the Company’s 2015 Proxy Statement. Audit fees, audit-related fees, tax fees and all other fees may be found under “Audit Fees.” Disclosure of the Audit Committee’s pre-approval of policies and procedures may be found under “Committees.”

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

Exhibits:

3.1	Certificate of Incorporation of Suffolk Bancorp (incorporated by reference from Exhibit 3.(i) to the Company’s Form 10-K for the fiscal year ended December 31, 1999, filed March 10, 2000)
3.2	Bylaws of Suffolk Bancorp (incorporated by reference from Exhibit 3.(ii) to the Company’s Form 10-K for the fiscal year ended December 31, 1999, filed March 10, 2000)
10.1*	Suffolk Bancorp 2009 Stock Incentive Plan (incorporated by reference from Exhibit C to the Company’s Form 10-K for the fiscal year ended December 31, 2008, filed March 13, 2009)
10.2*	Suffolk Bancorp Form of Change-of-Control Employment Contract (incorporated by reference from Exhibit D to the Company’s Form 10-K for the fiscal year ended December 31, 2008, filed March 13, 2009)
10.3*
Suffolk Bancorp Form of Change-of-Control Employment Contract (incorporated by reference from Exhibit 10.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 2011, filed March 30, 2012)

10.4*	Suffolk Bancorp Form of Option Agreement (incorporated by reference from Exhibit 10.4 to the Company's Annual Report on Form 10-K for the year ended December 31, 2011, filed March 30, 2012)
10.5*	Suffolk Bancorp Severance Agreement (incorporated by reference from Exhibit 99.1 to the Company’s report on Form 10-Q for the quarterly period ended June 30, 2011, filed December 20, 2011)
10.6*	Suffolk Bancorp Letter Agreement (incorporated by reference from Exhibit 10.1 to the Company’s report on Form 8-K, filed January 3, 2012)
21.1	Subsidiaries of the Registrant (incorporated by reference from Exhibit 21.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2013, filed March 4, 2014)
23.1	Consent of Independent Registered Public Accounting Firm (filed herein)
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

* Denotes management contract or compensatory plan or arrangement.

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

Dated: February 27, 2015

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

Dated: February 27, 2015