Form 10-Q
period 2015-06-30
SUFFOLK BANCORP
filed 2015-07-30
CIK 754673

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: JUNE 30, 2015

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

Yes ☐    No ☒

As of July 15, 2015, there were 11,779,468 shares of registrant’s Common Stock outstanding.

SUFFOLK BANCORP
Form 10-Q
For the Quarterly Period Ended June 30, 2015

PART I
ITEM 1. – FINANCIAL STATEMENTS

SUFFOLK BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CONDITION (UNAUDITED)
June 30, 2015 and December 31, 2014
(dollars in thousands, except per share data)

	June 30, 2015	December 31, 2014
ASSETS
Cash and cash equivalents
Cash and non-interest-bearing deposits due from banks	$78,344	$41,140
Interest-bearing deposits due from banks	18,650	13,376
Federal funds sold	-	1,000
Total cash and cash equivalents	96,994	55,516
Interest-bearing time deposits in other banks	-	10,000
Federal Reserve and Federal Home Loan Bank stock and other investments	6,177	8,600
Investment securities:
Available for sale, at fair value	273,837	298,670
Held to maturity (fair value of $65,851 and $64,796, respectively)	63,618	62,270
Total investment securities	337,455	360,940
Loans	1,476,626	1,355,427
Allowance for loan losses	20,051	19,200
Net loans	1,456,575	1,336,227
Loans held for sale	3,132	26,495
Premises and equipment, net	23,601	23,641
Bank owned life insurance	45,721	45,109
Deferred taxes	15,681	15,714
Accrued interest and loan fees receivable	5,774	5,676
Goodwill and other intangibles	2,992	2,991
Other assets	4,118	4,374
TOTAL ASSETS	$1,998,220	$1,895,283

LIABILITIES & STOCKHOLDERS' EQUITY
Demand deposits	$766,444	$683,634
Savings, N.O.W. and money market deposits	709,450	653,667
Subtotal core deposits	1,475,894	1,337,301
Time deposits	242,500	218,759
Total deposits	1,718,394	1,556,060
Borrowings	65,000	130,000
Unfunded pension liability	6,081	6,303
Capital leases	4,455	4,511
Other liabilities	13,139	15,676
TOTAL LIABILITIES	1,807,069	1,712,550
COMMITMENTS AND CONTINGENT LIABILITIES
STOCKHOLDERS' EQUITY
Common stock (par value $2.50; 15,000,000 shares authorized; 13,945,208 shares and 13,836,508 shares issued at June 30, 2015 and December 31, 2014, respectively; 11,779,470 shares and 11,670,770 shares outstanding at June 30, 2015 and December 31, 2014, respectively)	34,863	34,591
Surplus	45,102	44,230
Retained earnings	123,891	116,169
Treasury stock at par (2,165,738 shares)	(5,414)	(5,414)
Accumulated other comprehensive loss, net of tax	(7,291)	(6,843)
TOTAL STOCKHOLDERS' EQUITY	191,151	182,733
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,998,220	$1,895,283

See accompanying notes to unaudited condensed consolidated financial statements.

SUFFOLK BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
For the Three and Six Months Ended June 30, 2015 and 2014
(dollars in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
INTEREST INCOME
Loans and loan fees	$15,995	$13,203	$30,564	$26,080
U.S. Government agency obligations	531	591	1,072	1,219
Obligations of states and political subdivisions	1,276	1,489	2,611	2,994
Collateralized mortgage obligations	176	224	358	474
Mortgage-backed securities	443	500	888	1,001
Corporate bonds	45	87	83	177
Federal funds sold, securities purchased under agreements to resell and interest-bearing deposits due from banks	20	42	43	88
Dividends	90	35	150	73
Total interest income	18,576	16,171	35,769	32,106
INTEREST EXPENSE
Savings, N.O.W. and money market deposits	294	287	568	579
Time deposits	353	337	647	682
Borrowings	108	5	216	5
Total interest expense	755	629	1,431	1,266
Net interest income	17,821	15,542	34,338	30,840
Provision for loan losses	-	250	250	500
Net interest income after provision for loan losses	17,821	15,292	34,088	30,340
NON-INTEREST INCOME
Service charges on deposit accounts	823	944	1,570	1,947
Other service charges, commissions and fees	680	892	1,273	1,571
Fiduciary fees	-	280	-	559
Net gain (loss) on sale of securities available for sale	160	(23)	186	(23)
Net gain on sale of portfolio loans	-	-	198	-
Net gain on sale of mortgage loans originated for sale	61	70	205	163
Net gain on sale of premises and equipment	-	110	-	752
Income from bank owned life insurance	303	366	612	720
Other operating income	23	39	97	81
Total non-interest income	2,050	2,678	4,141	5,770
OPERATING EXPENSES
Employee compensation and benefits	8,516	8,488	17,122	17,349
Occupancy expense	1,373	1,411	2,835	2,846
Equipment expense	404	434	789	883
Consulting and professional services	544	639	882	1,190
FDIC assessment	286	268	576	535
Data processing	514	559	1,084	1,132
Branch consolidation credits	-	(279)	-	(449)
Other operating expenses	1,537	1,632	2,994	2,975
Total operating expenses	13,174	13,152	26,282	26,461
Income before income tax expense	6,697	4,818	11,947	9,649
Income tax expense	1,579	1,047	2,820	2,158
NET INCOME	$5,118	$3,771	$9,127	$7,491
EARNINGS PER COMMON SHARE - BASIC	$0.44	$0.33	$0.78	$0.65
EARNINGS PER COMMON SHARE - DILUTED	$0.43	$0.32	$0.77	$0.64
WEIGHTED AVERAGE COMMON SHARES - BASIC	11,748,068	11,575,322	11,721,396	11,574,174
WEIGHTED AVERAGE COMMON SHARES - DILUTED	11,822,562	11,647,921	11,793,307	11,639,298
CASH DIVIDENDS DECLARED PER COMMON SHARE	$0.06	$-	$0.12	$-

See accompanying notes to unaudited condensed consolidated financial statements.

SUFFOLK BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
For the Three and Six Months Ended June 30, 2015 and 2014
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Net income	$5,118	$3,771	$9,127	$7,491
Other comprehensive (loss) income, net of tax and reclassification adjustments:
Change in unrealized (loss) gain on securities available for sale arising during the period, net of tax of ($1,049), $1,586, ($346) and $4,267, respectively	(1,604)	2,371	(529)	7,071
Change in unrealized gain (loss) on securities transferred from available for sale to held to maturity, net of tax of $26, ($307), $53 and ($1,227), respectively	40	(278)	81	(1,890)
Total other comprehensive (loss) income, net of tax	(1,564)	2,093	(448)	5,181
Total comprehensive income	$3,554	$5,864	$8,679	$12,672

See accompanying notes to unaudited condensed consolidated financial statements.

SUFFOLK BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)
For the Six Months Ended June 30, 2015 and 2014
(in thousands, except per share data)

	Six Months Ended June 30,
	2015	2014
Common stock
Balance, January 1	$34,591	$34,348
Dividend reinvestment (15,249 shares issued in 2015)	38	-
Stock options exercised (32,667 and 3,334 shares issued, respectively)	82	8
Stock-based compensation (60,784 and 76,750 net shares issued, respectively)	152	192
Ending balance	34,863	34,548
Surplus
Balance, January 1	44,230	43,280
Dividend reinvestment	307	-
Stock options exercised	380	42
Stock-based compensation	185	193
Ending balance	45,102	43,515
Retained earnings
Balance, January 1	116,169	102,273
Net income	9,127	7,491
Cash dividends on common stock ($0.12 per share in 2015)	(1,405)	-
Ending balance	123,891	109,764
Treasury stock
Balance, January 1	(5,414)	(5,414)
Ending balance	(5,414)	(5,414)
Accumulated other comprehensive loss, net of tax
Balance, January 1	(6,843)	(7,289)
Other comprehensive (loss) income	(448)	5,181
Ending balance	(7,291)	(2,108)
Total stockholders' equity	$191,151	$180,305

See accompanying notes to unaudited condensed consolidated financial statements.

SUFFOLK BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
For the Six Months Ended June 30, 2015 and 2014
(in thousands)

	Six Months Ended June 30,
	2015	2014
NET INCOME	$9,127	$7,491
ADJUSTMENTS TO RECONCILE NET INCOME
TO NET CASH PROVIDED BY OPERATING ACTIVITIES
Provision for loan losses	250	500
Depreciation and amortization	1,146	1,194
Stock-based compensation - net	337	385
Net amortization of premiums	583	585
Originations of mortgage loans held for sale	(22,689)	(7,661)
Proceeds from sale of mortgage loans originated for sale	22,413	7,426
Gain on sale of mortgage loans originated for sale	(205)	(163)
Gain on sale of portfolio loans	(198)	-
Increase in other intangibles	(1)	(8)
Deferred tax expense (benefit)	327	(43)
Increase in accrued interest and loan fees receivable	(98)	(166)
Decrease (increase) in other assets	256	(905)
Adjustment to unfunded pension liability	(222)	(183)
Decrease in other liabilities	(2,537)	(5,594)
Income from bank owned life insurance	(612)	(720)
Gain on sale of premises and equipment	-	(752)
Net (gain) loss on sale of securities available for sale	(186)	23
Net cash provided by operating activities	7,691	1,409
CASH FLOWS FROM INVESTING ACTIVITIES
Principal payments on investment securities	2,886	6,880
Proceeds from sale of investment securities - available for sale	7,003	20,604
Maturities of investment securities - available for sale	20,530	11,955
Purchases of investment securities - available for sale	(6,800)	(800)
Maturities of investment securities - held to maturity	1,727	841
Purchases of investment securities - held to maturity	(3,000)	(2,834)
Decrease in interest-bearing time deposits in other banks	10,000	-
Decrease (increase) in Federal Reserve and Federal Home Loan Bank stock and other investments	2,423	(338)
Proceeds from sale of portfolio loans	23,986	-
Loan originations - net	(120,542)	(125,933)
Proceeds from sale of premises and equipment	-	1,064
Increase in bank owned life insurance	-	(5,000)
Purchases of premises and equipment - net	(1,106)	(315)
Net cash used in investing activities	(62,893)	(93,876)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposit accounts	162,334	58,142
Net decrease in short-term borrowings	(80,000)	-
Net increase in long-term borrowings	15,000	-
Proceeds from stock options exercised	462	50
Cash dividends paid on common stock	(1,405)	-
Proceeds from shares issued under the dividend reinvestment plan	345	-
Decrease in capital lease payable	(56)	(49)
Net cash provided by financing activities	96,680	58,143
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	41,478	(34,324)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	55,516	132,352
CASH AND CASH EQUIVALENTS, END OF PERIOD	$96,994	$98,028
SUPPLEMENTAL DATA:
Interest paid	$1,381	$1,271
Income taxes paid	$2,561	$3,641
Investment securities transferred from available for sale to held to maturity	$-	$48,147

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

In the opinion of the Company’s management, the preceding unaudited interim condensed consolidated financial statements contain all adjustments, consisting of normal accruals, necessary for a fair presentation of its condensed consolidated statement of condition as of June 30, 2015, its condensed consolidated statements of income for the three and six months ended June 30, 2015 and 2014, its condensed consolidated statements of comprehensive income for the three and six months ended June 30, 2015 and 2014, its condensed consolidated statements of changes in stockholders’ equity for the six months ended June 30, 2015 and 2014 and its condensed consolidated statements of cash flows for the six months ended June 30, 2015 and 2014.

The preceding unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X, as well as in accordance with predominant practices within the banking industry. They do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates. The results of operations for the three and six months ended June 30, 2015 are not necessarily indicative of the results of operations to be expected for the remainder of the year. For further information, please refer to the audited consolidated financial statements and footnotes thereto included in the Company’s 2014 Annual Report on Form 10-K.

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

The reconciliation of basic and diluted weighted average number of common shares outstanding for the three and six months ended June 30, 2015 and 2014 follows.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Weighted average common shares outstanding	11,630,056	11,575,322	11,616,565	11,574,174
Weighted average unvested restricted shares	118,012	-	104,831	-
Weighted average shares for basic earnings per share	11,748,068	11,575,322	11,721,396	11,574,174
Additional diluted shares:
Stock options	74,494	72,599	71,911	65,124
Weighted average shares for diluted earnings per share	11,822,562	11,647,921	11,793,307	11,639,298

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

Recent Accounting Guidance – In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606), “Revenue from Contracts with Customers,” which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of the ASU is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. The ASU defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. After the FASB’s vote on July 9, 2015 to defer the ASU’s effective date for one year, the ASU is effective for annual periods beginning after December 15, 2017, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting the ASU recognized at the date of adoption (which includes additional footnote disclosures). Earlier application would be permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company has not yet determined the method by which it will adopt ASU 2014-09 in 2018 and does not believe that the adoption will have a material effect on the Company’s consolidated financial statements. On May 12, 2015, the FASB issued an exposure draft proposing amendments that would not change the core principles of the standard, but would clarify the accounting for licenses of intellectual property, as well as the identification of performance obligations in a contract.

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

2. ACCUMULATED OTHER COMPREHENSIVE INCOME (“AOCI”)
The changes in the Company’s AOCI by component, net of tax, for the three and six months ended June 30, 2015 and 2014 follow (in thousands).

	Three Months Ended June 30, 2015				Three Months Ended June 30, 2014
	Unrealized Gains and Losses on Available for Sale Securities	Unrealized Losses on Securities Transferred from Available for Sale to Held to Maturity	Pension and Post- Retirement Plan Items	Total	Unrealized Gains and Losses on Available for Sale Securities	Unrealized Losses on Securities Transferred from Available for Sale to Held to Maturity	Pension and Post- Retirement Plan Items	Total
Beginning balance	$3,712	$(1,764)	$(7,675)	$(5,727)	$605	$(1,612)	$(3,194)	$(4,201)
Other comprehensive (loss) income before reclassifications	(1,507)	-	-	(1,507)	2,357	(310)	-	2,047
Amounts reclassified from AOCI	(97)	40	-	(57)	14	32	-	46
Net other comprehensive (loss) income	(1,604)	40	-	(1,564)	2,371	(278)	-	2,093
Ending balance	$2,108	$(1,724)	$(7,675)	$(7,291)	$2,976	$(1,890)	$(3,194)	$(2,108)

	Six Months Ended June 30, 2015				Six Months Ended June 30, 2014
	Unrealized Gains and Losses on Available for Sale Securities	Unrealized Losses on Securities Transferred from Available for Sale to Held to Maturity	Pension and Post- Retirement Plan Items	Total	Unrealized Gains and Losses on Available for Sale Securities	Unrealized Losses on Securities Transferred from Available for Sale to Held to Maturity	Pension and Post- Retirement Plan Items	Total
Beginning balance	$2,637	$(1,805)	$(7,675)	$(6,843)	$(4,095)	$-	$(3,194)	$(7,289)
Other comprehensive (loss) income before reclassifications	(417)	-	-	(417)	7,057	(1,943)	-	5,114
Amounts reclassified from AOCI	(112)	81	-	(31)	14	53	-	67
Net other comprehensive (loss) income	(529)	81	-	(448)	7,071	(1,890)	-	5,181
Ending balance	$2,108	$(1,724)	$(7,675)	$(7,291)	$2,976	$(1,890)	$(3,194)	$(2,108)

Reclassifications out of AOCI for the three and six months ended June 30, 2015 and 2014 follow (in thousands).

	Amount Reclassified from AOCI
	Three Months Ended June 30,		Six Months Ended June 30,		Affected Line Item in the Statement
Details about AOCI Components	2015	2014	2015	2014	Where Net Income is Presented
Unrealized gains and losses on available for sale securities	$160	$(23)	$186	$(23)	Net gain (loss) on sale of securities available for sale

Unrealized losses on securities transferred from available for sale to held to maturity	(67)	(54)	(134)	(86)	Interest income - U.S. Government agency obligations
	(36)	31	(21)	42	Income tax expense
Total, net of tax	$57	$(46)	$31	$(67)

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

The amortized cost, fair value and gross unrealized gains and losses of the Company’s investment securities available for sale and held to maturity at June 30, 2015 and December 31, 2014 were as follows (in thousands):
	June 30, 2015				December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale:
U.S. Government agency securities	$38,975	$-	$(737)	$38,238	$42,474	$-	$(897)	$41,577
Obligations of states and political subdivisions	114,278	5,664	-	119,942	131,300	6,469	-	137,769
Collateralized mortgage obligations	20,824	175	(430)	20,569	22,105	423	(531)	21,997
Mortgage-backed securities	90,276	28	(1,216)	89,088	92,095	88	(1,264)	90,919
Corporate bonds	6,000	-	-	6,000	6,336	90	(18)	6,408
Total available for sale securities	270,353	5,867	(2,383)	273,837	294,310	7,070	(2,710)	298,670
Held to maturity:
U.S. Government agency securities	48,499	1,478	(10)	49,967	48,365	1,717	-	50,082
Obligations of states and political subdivisions	12,119	642	-	12,761	13,905	809	-	14,714
Corporate bonds	3,000	123	-	3,123	-	-	-	-
Total held to maturity securities	63,618	2,243	(10)	65,851	62,270	2,526	-	64,796
Total investment securities	$333,971	$8,110	$(2,393)	$339,688	$356,580	$9,596	$(2,710)	$363,466

At June 30, 2015 and December 31, 2014, investment securities carried at $268 million and $245 million, respectively, were pledged primarily for public funds on deposit and as collateral for the Company’s derivative swap contracts.

The amortized cost, contractual maturities and fair value of the Company’s investment securities at June 30, 2015 (in thousands) are presented in the table below. Collateralized mortgage obligations (“CMOs”) and mortgage-backed securities (“MBS”) assume maturity dates pursuant to average lives.

	June 30, 2015
	Amortized Cost	Fair Value
Securities available for sale:
Due in one year or less	$30,745	$31,271
Due from one to five years	142,658	146,416
Due from five to ten years	96,950	96,150
Total securities available for sale	270,353	273,837
Securities held to maturity:
Due in one year or less	837	866
Due from one to five years	4,593	4,910
Due from five to ten years	32,097	32,711
Due after ten years	26,091	27,364
Total securities held to maturity	63,618	65,851
Total investment securities	$333,971	$339,688

The proceeds from sales of securities available for sale and the associated realized gains and losses are shown below for the periods indicated (in thousands). Realized gains are also inclusive of gains on called securities.
	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Proceeds	$6,472	$20,604	$7,003	$20,604

Gross realized gains	$175	$229	$201	$229
Gross realized losses	15	252	15	252
Net realized gains (losses)	$160	$(23)	$186	$(23)

Information pertaining to securities with unrealized losses at June 30, 2015 and December 31, 2014, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows (in thousands):

	Less than 12 months		12 months or longer		Total
June 30, 2015	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government agency securities	$23,487	$(341)	$19,593	$(406)	$43,080	$(747)
Collateralized mortgage obligations	-	-	8,274	(430)	8,274	(430)
Mortgage-backed securities	50,848	(621)	26,604	(595)	77,452	(1,216)
Total	$74,335	$(962)	$54,471	$(1,431)	$128,806	$(2,393)

	Less than 12 months		12 months or longer		Total
December 31, 2014	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government agency securities	$-	$-	$41,577	$(897)	$41,577	$(897)
Collateralized mortgage obligations	-	-	8,417	(531)	8,417	(531)
Mortgage-backed securities	-	-	81,510	(1,264)	81,510	(1,264)
Corporate bonds	-	-	2,982	(18)	2,982	(18)
Total	$-	$-	$134,486	$(2,710)	$134,486	$(2,710)

All securities with unrealized losses for twelve months or longer at June 30, 2015 are issued or guaranteed by U.S. Government agencies or sponsored enterprises and the related unrealized losses resulted solely from the current interest rate environment and the corresponding shape of the yield curve. The Company does not intend to sell and it is not more likely than not that the Company will be required to sell these securities prior to their recovery to a level equal to or greater than amortized cost. Management has determined that no other-than-temporary impairment (“OTTI”) was present at June 30, 2015.

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

During 2013, the Bank sold 100,000 Visa Class B shares to another Visa USA member financial institution at a gross pre-tax gain of approximately $7.8 million which was recorded in non-interest income in the Company’s statement of income. In conjunction with the sale, the Company entered into derivative swap contracts with the purchaser of these Visa Class B shares which provide for settlements between the purchaser and the Company based upon a change in the conversion ratio of Visa Class B shares into Visa Class A shares. The Company’s recorded liability representing the fair value of the derivative was $752 thousand at June 30, 2015 and December 31, 2014.

The present value of estimated future fees to be paid to the derivative counterparty, or carrying costs, calculated by reference to the market price of the Visa Class A shares at a fixed rate of interest are expensed as incurred. For the three and six months ended June 30, 2015, $71 thousand and $141 thousand, respectively, in such carrying costs was expensed. For the three and six months ended June 30, 2014, $56 thousand and $115 thousand, respectively, was expensed. The Company has pledged U.S. Government agency securities held in its available for sale portfolio, with a market value of approximately $3 million at both June 30, 2015 and December 31, 2014, as collateral for the derivative swap contracts.

Subjectivity has been used in estimating the fair value of both the derivative liability and the associated fees, but management believes that these fair value estimates are adequate based on available information. However, future developments in the litigation could require potentially significant changes to these estimates.

At June 30, 2015, the Company still owned 38,638 Visa Class B shares subsequent to the sales described here. Upon termination of the existing transfer restriction and settlement of the litigation, and to the extent that the Company continues to own such Visa Class B shares in the future, the Company expects to record its Visa Class B shares at fair value.

4. LOANS
At June 30, 2015 and December 31, 2014, net loans disaggregated by class consisted of the following (in thousands):

	June 30, 2015	December 31, 2014
Commercial and industrial	$196,881	$177,813
Commercial real estate	598,866	560,524
Multifamily	361,309	309,666
Mixed use commercial	50,372	34,806
Real estate construction	31,628	26,206
Residential mortgages	182,828	187,828
Home equity	48,298	50,982
Consumer	6,444	7,602
Gross loans	1,476,626	1,355,427
Allowance for loan losses	(20,051)	(19,200)
Net loans at end of period	$1,456,575	$1,336,227

The following summarizes the activity in the allowance for loan losses disaggregated by class for the periods indicated (in thousands).

	Three Months Ended June 30, 2015					Three Months Ended June 30, 2014
	Balance at beginning of period	Charge-offs	Recoveries	(Credit) provision for loan losses	Balance at end of period	Balance at beginning of period	Charge-offs	Recoveries	Provision (credit) for loan losses	Balance at end of period
Commercial and industrial	$1,998	$-	$693	$(618)	$2,073	$2,481	$(200)	$210	$441	$2,932
Commercial real estate	7,352	-	11	(1,363)	6,000	7,208	-	485	206	7,899
Multifamily	4,467	-	-	(402)	4,065	2,640	-	-	(196)	2,444
Mixed use commercial	273	-	-	192	465	87	-	-	125	212
Real estate construction	360	-	-	118	478	217	-	-	13	230
Residential mortgages	2,618	-	16	(63)	2,571	2,627	(32)	4	51	2,650
Home equity	728	-	5	(61)	672	718	-	18	25	761
Consumer	155	(9)	10	(6)	150	186	(2)	8	(26)	166
Unallocated	1,374	-	-	2,203	3,577	1,573	-	-	(389)	1,184
Total	$19,325	$(9)	$735	$-	$20,051	$17,737	$(234)	$725	$250	$18,478

	Six Months Ended June 30, 2015					Six Months Ended June 30, 2014
	Balance at beginning of period	Charge-offs	Recoveries	(Credit) provision for loan losses	Balance at end of period	Balance at beginning of period	Charge-offs	Recoveries	Provision (credit) for loan losses	Balance at end of period
Commercial and industrial	$1,560	$(492)	$1,036	$(31)	$2,073	$2,615	$(315)	$503	$129	$2,932
Commercial real estate	6,777	-	18	(795)	6,000	6,572	-	497	830	7,899
Multifamily	4,018	-	-	47	4,065	2,159	-	-	285	2,444
Mixed use commercial	261	-	-	204	465	54	-	-	158	212
Real estate construction	383	-	-	95	478	88	-	-	142	230
Residential mortgages	3,027	-	27	(483)	2,571	2,463	(32)	8	211	2,650
Home equity	709	-	7	(44)	672	745	-	45	(29)	761
Consumer	166	(10)	15	(21)	150	241	(4)	13	(84)	166
Unallocated	2,299	-	-	1,278	3,577	2,326	-	-	(1,142)	1,184
Total	$19,200	$(502)	$1,103	$250	$20,051	$17,263	$(351)	$1,066	$500	$18,478

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

At June 30, 2015 and December 31, 2014, the ending balance in the allowance for loan losses disaggregated by class and impairment methodology is as follows (in thousands). Also in the tables below are total loans at June 30, 2015 and December 31, 2014 disaggregated by class and impairment methodology (in thousands).

	Allowance for Loan Losses			Loan Balances
June 30, 2015	Individually evaluated for impairment	Collectively evaluated for impairment	Ending balance	Individually evaluated for impairment	Collectively evaluated for impairment	Ending balance
Commercial and industrial	$5	$2,068	$2,073	$2,848	$194,033	$196,881
Commercial real estate	-	6,000	6,000	5,357	593,509	598,866
Multifamily	-	4,065	4,065	-	361,309	361,309
Mixed use commercial	-	465	465	-	50,372	50,372
Real estate construction	-	478	478	-	31,628	31,628
Residential mortgages	779	1,792	2,571	5,639	177,189	182,828
Home equity	158	514	672	1,664	46,634	48,298
Consumer	85	65	150	392	6,052	6,444
Unallocated	-	3,577	3,577	-	-	-
Total	$1,027	$19,024	$20,051	$15,900	$1,460,726	$1,476,626

	Allowance for Loan Losses			Loan Balances
December 31, 2014	Individually evaluated for impairment	Collectively evaluated for impairment	Ending balance	Individually evaluated for impairment	Collectively evaluated for impairment	Ending balance
Commercial and industrial	$16	$1,544	$1,560	$4,889	$172,924	$177,813
Commercial real estate	-	6,777	6,777	10,214	550,310	560,524
Multifamily	-	4,018	4,018	-	309,666	309,666
Mixed use commercial	-	261	261	-	34,806	34,806
Real estate construction	-	383	383	-	26,206	26,206
Residential mortgages	809	2,218	3,027	5,422	182,406	187,828
Home equity	92	617	709	1,567	49,415	50,982
Consumer	88	78	166	323	7,279	7,602
Unallocated	-	2,299	2,299	-	-	-
Total	$1,005	$18,195	$19,200	$22,415	$1,333,012	$1,355,427

The following table presents the Company’s impaired loans disaggregated by class at June 30, 2015 and December 31, 2014 (in thousands).

	June 30, 2015			December 31, 2014
	Unpaid Principal Balance	Recorded Balance	Allowance Allocated	Unpaid Principal Balance	Recorded Balance	Allowance Allocated
With no allowance recorded:
Commercial and industrial	$2,808	$2,808	$-	$4,833	$4,833	$-
Commercial real estate	5,775	5,357	-	10,632	10,214	-
Residential mortgages	2,084	1,955	-	1,645	1,516	-
Home equity	1,402	1,402	-	1,377	1,377	-
Consumer	212	212	-	137	137	-
Subtotal	12,281	11,734	-	18,624	18,077	-

With an allowance recorded:
Commercial and industrial	41	40	5	57	56	16
Residential mortgages	3,684	3,684	779	3,906	3,906	809
Home equity	398	262	158	326	190	92
Consumer	180	180	85	185	186	88
Subtotal	4,303	4,166	1,027	4,474	4,338	1,005
Total	$16,584	$15,900	$1,027	$23,098	$22,415	$1,005

The following table presents the Company’s average recorded investment in impaired loans and the related interest income recognized disaggregated by class for the three and six months ended June 30, 2015 and 2014 (in thousands). No interest income was recognized on a cash basis on impaired loans for any of the periods presented. The interest income recognized on accruing impaired loans is shown in the following table.
	Three Months Ended June 30,				Six Months Ended June 30,
	2015		2014		2015		2014
	Average recorded investment in impaired loans	Interest income recognized on impaired loans	Average recorded investment in impaired loans	Interest income recognized on impaired loans	Average recorded investment in impaired loans	Interest income recognized on impaired loans	Average recorded investment in impaired loans	Interest income recognized on impaired loans
Commercial and industrial	$3,170	$226	$7,290	$292	$3,857	$259	$7,428	$551
Commercial real estate	9,461	549	11,167	56	9,832	599	11,361	155
Residential mortgages	5,644	41	5,021	40	5,528	79	5,028	76
Home equity	1,666	15	720	3	1,664	28	745	20
Consumer	395	3	204	5	389	6	188	7
Total	$20,336	$834	$24,402	$396	$21,270	$971	$24,750	$809

TDRs are modifications or renewals where the Company has granted a concession to a borrower in financial distress. The Company reviews all modifications and renewals for determination of TDR status. The Company allocated $747 thousand and $790 thousand of specific reserves to customers whose loan terms have been modified as TDRs as of June 30, 2015 and December 31, 2014, respectively. These loans involved the restructuring of terms to allow customers to mitigate the risk of default by meeting a lower payment requirement based upon their current cash flow. These may also include loans that renewed at existing contractual rates, but below market rates for comparable credit.

A total of $45 thousand and $100 thousand were committed to be advanced in connection with TDRs as of June 30, 2015 and December 31, 2014, respectively, representing the amount the Company is legally required to advance under existing loan agreements. These loans are not in default under the terms of the loan agreements and are accruing interest. It is the Company’s policy to evaluate advances on such loans on a case-by-case basis. Absent a legal obligation to advance pursuant to the terms of the loan agreement, the Company generally will not advance funds for which it has outstanding commitments, but may do so in certain circumstances.

Outstanding TDRs, disaggregated by class, at June 30, 2015 and December 31, 2014 are as follows (dollars in thousands):

	June 30, 2015		December 31, 2014
TDRs Outstanding	Number of Loans	Outstanding Recorded Balance	Number of Loans	Outstanding Recorded Balance
Commercial and industrial	24	$1,885	31	$3,683
Commercial real estate	6	5,126	8	10,179
Residential mortgages	20	4,444	19	4,314
Home equity	5	1,204	5	1,216
Consumer	7	273	7	281
Total	62	$12,932	70	$19,673

The following presents, disaggregated by class, information regarding TDRs executed during the three and six months ended June 30, 2015 and 2014 (dollars in thousands):
	Three Months Ended June 30,
	2015			2014
New TDRs	Number of Loans	Pre-Modification Outstanding Recorded Balance	Post-Modification Outstanding Recorded Balance	Number of Loans	Pre-Modification Outstanding Recorded Balance	Post-Modification Outstanding Recorded Balance
Commercial and industrial	1	$323	$323	7	$1,500	$1,500
Commercial real estate	-	-	-	2	5,161	5,161
Residential mortgages	-	-	-	3	273	273
Home equity	-	-	-	2	109	109
Consumer	-	-	-	3	99	99
Total	1	$323	$323	17	$7,142	$7,142

	Six Months Ended June 30,
	2015			2014
New TDRs	Number of Loans	Pre-Modification Outstanding Recorded Balance	Post-Modification Outstanding Recorded Balance	Number of Loans	Pre-Modification Outstanding Recorded Balance	Post-Modification Outstanding Recorded Balance
Commercial and industrial	2	$335	$335	10	$1,877	$1,877
Commercial real estate	-	-	-	2	5,161	5,161
Residential mortgages	2	194	199	3	273	273
Home equity	-	-	-	2	109	109
Consumer	-	-	-	3	99	99
Total	4	$529	$534	20	$7,519	$7,519

Presented below and disaggregated by class is information regarding loans modified as TDRs that had payment defaults of 90 days or more within twelve months of restructuring during the three and six months ended June 30, 2015 and 2014 (dollars in thousands).

	Three Months Ended June 30,				Six Months Ended June 30,
	2015		2014		2015		2014
Defaulted TDRs	Number of Loans	Outstanding Recorded Balance	Number of Loans	Outstanding Recorded Balance	Number of Loans	Outstanding Recorded Balance	Number of Loans	Outstanding Recorded Balance
Commercial real estate	-	$-	-	$-	-	$-	2	$1,566
Consumer	1	46	-	-	1	46	-	-
Total	1	$46	-	$-	1	$46	2	$1,566

Not all loan modifications are TDRs. In some cases, the Company might provide a concession, such as a reduction in interest rate, but the borrower is not experiencing financial distress. This could be the case if the Company is matching a competitor’s interest rate.

The following table presents a summary of non-performing assets for each period (in thousands):

	June 30, 2015	December 31, 2014
Non-accrual loans	$5,529	$12,981
Non-accrual loans held for sale	-	-
Loans 90 days past due and still accruing	-	-
OREO	-	-
Total non-performing assets	$5,529	$12,981
TDRs accruing interest	$10,091	$9,380
TDRs non-accruing	$2,841	$10,293

At June 30, 2015 and December 31, 2014, non-accrual loans disaggregated by class were as follows (dollars in thousands):

	June 30, 2015				December 31, 2014
	Non-accrual loans	% of Total	Total Loans	% of Total Loans	Non-accrual loans	% of Total	Total Loans	% of Total Loans
Commercial and industrial	$1,785	32.3%	$196,881	0.1%	$4,060	31.3%	$177,813	0.3%
Commercial real estate	1,759	31.8	598,866	0.1	6,556	50.5	560,524	0.5
Multifamily	-	-	361,309	-	-	-	309,666	-
Mixed use commercial	-	-	50,372	-	-	-	34,806	-
Real estate construction	-	-	31,628	-	-	-	26,206	-
Residential mortgages	1,465	26.5	182,828	0.1	2,020	15.6	187,828	0.1
Home equity	355	6.4	48,298	0.1	303	2.3	50,982	0.1
Consumer	165	3.0	6,444	-	42	0.3	7,602	-
Total	$5,529	100.0%	$1,476,626	0.4%	$12,981	100.0%	$1,355,427	1.0%

Additional interest income of approximately $83 thousand and $145 thousand would have been recorded during the three months ended June 30, 2015 and 2014, respectively, and $171 thousand and $639 thousand during the six months ended June 30, 2015 and 2014, respectively, if non-accrual loans had performed in accordance with their original terms.

At June 30, 2015 and December 31, 2014, past due loans disaggregated by class were as follows (in thousands).

	Past Due
June 30, 2015	30 - 59 days	60 - 89 days	90 days and over	Total	Current	Total
Commercial and industrial	$-	$2,578	$1,785	$4,363	$192,518	$196,881
Commercial real estate	-	-	1,759	1,759	597,107	598,866
Multifamily	-	-	-	-	361,309	361,309
Mixed use commercial	-	-	-	-	50,372	50,372
Real estate construction	-	-	-	-	31,628	31,628
Residential mortgages	1,196	348	1,465	3,009	179,819	182,828
Home equity	496	-	355	851	47,447	48,298
Consumer	-	-	165	165	6,279	6,444
Total	$1,692	$2,926	$5,529	$10,147	$1,466,479	$1,476,626
% of Total Loans	0.1%	0.2%	0.4%	0.7%	99.3%	100.0%

	Past Due
December 31, 2014	30 - 59 days	60 - 89 days	90 days and over	Total	Current	Total
Commercial and industrial	$52	$241	$4,060	$4,353	$173,460	$177,813
Commercial real estate	-	-	6,556	6,556	553,968	560,524
Multifamily	-	-	-	-	309,666	309,666
Mixed use commercial	-	-	-	-	34,806	34,806
Real estate construction	-	-	-	-	26,206	26,206
Residential mortgages	822	-	2,020	2,842	184,986	187,828
Home equity	-	112	303	415	50,567	50,982
Consumer	59	77	42	178	7,424	7,602
Total	$933	$430	$12,981	$14,344	$1,341,083	$1,355,427
% of Total Loans	0.1%	0.0%	1.0%	1.1%	98.9%	100.0%

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

The Bank annually reviews the ratings on all loans greater than $750 thousand. Semi-annually, the Bank engages an independent third-party to review a significant portion of loans within the commercial and industrial, commercial real estate and real estate construction loan classes. Management uses the results of these reviews as part of its ongoing review process.

The following presents the Company’s loan portfolio credit risk profile by internally assigned grade disaggregated by class of loan at June 30, 2015 and December 31, 2014 (in thousands).

	June 30, 2015				December 31, 2014
	Grade				Grade
	Pass	Special mention	Substandard	Total	Pass	Special mention	Substandard	Total
Commercial and industrial	$182,614	$3,898	$10,369	$196,881	$167,922	$1,225	$8,666	$177,813
Commercial real estate	582,851	11,568	4,447	598,866	536,536	9,182	14,806	560,524
Multifamily	361,309	-	-	361,309	309,666	-	-	309,666
Mixed use commercial	50,356	-	16	50,372	34,806	-	-	34,806
Real estate construction	31,628	-	-	31,628	26,206	-	-	26,206
Residential mortgages	180,564	-	2,264	182,828	183,263	-	4,565	187,828
Home equity	47,943	-	355	48,298	49,569	-	1,413	50,982
Consumer	6,279	-	165	6,444	7,279	-	323	7,602
Total	$1,443,544	$15,466	$17,616	$1,476,626	$1,315,247	$10,407	$29,773	$1,355,427
% of Total	97.8%	1.0%	1.2%	100.0%	97.0%	0.8%	2.2%	100.0%

5. EMPLOYEE BENEFITS

Retirement Plan - The Company’s retirement plan is noncontributory and covers substantially all eligible employees. The plan conforms to the provisions of the Employee Retirement Income Security Act of 1974, as amended, and the Pension Protection Act of 2006, which requires certain funding rules for defined benefit plans. The Company’s policy is to accrue for all pension costs and to fund the maximum amount allowable for tax purposes. Actuarial gains and losses that arise from changes in assumptions concerning future events are amortized over a period that reflects the long-term nature of pension expense used in estimating pension costs. On December 31, 2012, the Company’s retirement plan was frozen such that no additional pension benefits would accumulate. For the three months ended June 30, 2015 and 2014, the Company’s net periodic pension credit was $111 thousand and $91 thousand, respectively, and $222 thousand and $182 thousand, respectively, for the six months ended June 30, 2015 and 2014.

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

The total intrinsic value of options exercised during the first six months of 2015 and 2014 was $324 thousand and $24 thousand, respectively. The total cash received from such option exercises was $462 thousand and $50 thousand, respectively, excluding the tax benefit realized. In exercising those options, 32,667 shares and 3,334 shares, respectively, of the Company’s common stock were issued.

Both plans provide for but do not require the grant of stock appreciation rights (“SARs”) that the holder may exercise instead of the underlying option. At June 30, 2015, there were 6,000 SARs outstanding related to options granted before 2011. The SARs had no intrinsic value at June 30, 2015. When the SAR is exercised, the underlying option is canceled. The optionee receives shares of common stock or cash with a fair market value equal to the excess of the fair value of the shares subject to the option at the time of exercise (or the portion thereof so exercised) over the aggregate option price of the shares set forth in the option agreement. The exercise of SARs is treated as the exercise of the underlying option.

A summary of stock option activity follows:

	Number of Shares	Weighted-Average Exercise Price Per Share
Outstanding, January 1, 2015	251,100	$16.33
Granted	-	-
Exercised	(32,667)	$14.12
Forfeited or expired	(16,666)	$19.67
Outstanding, June 30, 2015	201,767	$16.42

The following summarizes shares subject to purchase from stock options outstanding and exercisable as of June 30, 2015:

	Outstanding			Exercisable
Range of Exercise Prices	Shares	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Shares	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price
$10.00 - $14.00	96,667	6.6 years	$11.68	63,334	6.7 years	$12.14
$14.01 - $20.00	83,100	8.1 years	$17.80	32,438	8.0 years	$17.36
$20.01 - $30.00	5,000	3.6 years	$28.30	5,000	3.6 years	$28.30
$30.01 - $40.00	17,000	1.5 years	$33.12	17,000	1.5 years	$33.12
	201,767	6.7 years	$16.42	117,772	6.2 years	$17.29

Restricted Stock Awards
Under the Company’s Amended and Restated 2009 Stock Incentive Plan (the “2009 Plan”), the Company can award options, SARs and restricted stock. During the first six months of 2015, the Company awarded 71,612 shares of restricted stock to certain key employees and directors. Generally, the restricted stock awards currently outstanding vest over a three-year period commencing one year from the date of grant at a rate of one-third per year. The fair value of the 22,213 restricted stock awards that vested during the first six months of 2015 was $500 thousand. Of the 22,213 vested shares, 4,787 were withheld to pay taxes due upon vesting. A summary of restricted stock activity follows:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Nonvested, January 1, 2015	72,350	$22.51
Granted	71,612	$23.18
Vested	(22,213)	$22.51
Forfeited or expired	(6,041)	$22.52
Nonvested, June 30, 2015	115,708	$22.92

The Company recognizes compensation expense for the fair value of stock options and restricted stock on a straight line basis over the requisite service period of the grants. Compensation expense related to stock-based compensation amounted to $337 thousand and $385 thousand for the six months ended June 30, 2015 and 2014, respectively. The remaining unrecognized compensation cost of approximately $137 thousand and $2.3 million at June 30, 2015 related to stock options and restricted stock, respectively, will be expensed over the remaining weighted average vesting period of approximately 1.3 years and 2.3 years, respectively.

Under the 2009 Plan, a total of 500,000 shares of the Company’s common stock were reserved for issuance, of which 159,030 shares remain for possible issuance at June 30, 2015. There are no remaining shares reserved for issuance under the 1999 Stock Option Plan.

7. INCOME TAXES
The deferred tax assets and liabilities are netted and presented in a single amount which is included in deferred taxes in the accompanying consolidated statements of condition. The realization of deferred tax assets (“DTAs”) (net of a recorded valuation allowance) is largely dependent upon future taxable income, future reversals of existing taxable temporary differences and the ability to carry back losses to available tax years. In assessing the need for a valuation allowance, the Company considers positive and negative evidence, including taxable income in carryback years, scheduled reversals of deferred tax liabilities, expected future taxable income and tax planning strategies. At June 30, 2015 the Company had no remaining Federal net operating loss carryforwards and had net operating loss carryforwards of approximately $19.0 million for New York State (“NYS”) income tax purposes, which may be applied against future taxable income. The Company has a full valuation allowance of $848 thousand, tax effected, on the NYS net operating loss carryforward due to the Company’s significant tax-exempt investment income. The valuation allowance may be reversed to income in future periods to the extent that the related DTAs are realized or when the Company returns to consistent, taxable earnings in NYS. The NYS unused net operating loss carryforwards are expected to expire in varying amounts through the year 2032.

The Company recorded income tax expense of $2.8 million in the first half of 2015 resulting in an effective tax rate of 23.6% versus an income tax expense of $2.2 million and an effective tax rate of 22.4% in the comparable period a year ago. The increase primarily related to the change in the federal tax rate from 34% to 35% based on the federal tax rates expected to be in effect during the periods in which the temporary differences reverse. Partially offsetting the federal rate increase was the net New York City deferred tax benefit resulting from the opening of the Long Island City office.

The Company has no unrecognized tax benefits at June 30, 2015 as compared to $34 thousand at December 31, 2014. There is no accrued interest relating to uncertain tax positions. The Company files income tax returns in the U.S. federal jurisdiction and in New York State. Federal returns are subject to audits by tax authorities and the Company is currently under an audit for the tax year 2013. It is not anticipated that the unrecognized tax benefits will significantly change over the next 12 months.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total, tier 1 and common equity tier 1 capital, as defined in the federal banking regulations, to risk-weighted assets and of tier 1 capital to adjusted average assets (leverage). Management believes, as of June 30, 2015, that the Company and the Bank met all such capital adequacy requirements to which it is subject.

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

The Bank’s capital amounts (in thousands) and ratios are as follows:

	Actual capital ratios		Minimum for capital adequacy		Minimum to be Well Capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2015
Total capital to risk-weighted assets	$212,021	13.08%	$129,658	8.00%	$162,073	10.00%
Tier 1 capital to risk-weighted assets	191,761	11.83%	97,244	6.00%	129,658	8.00%
Common equity tier 1 capital to risk-weighted assets	191,761	11.83%	72,933	4.50%	105,347	6.50%
Tier 1 capital to adjusted average assets (leverage)	191,761	9.95%	77,107	4.00%	96,384	5.00%

December 31, 2014
Total capital to risk-weighted assets	$201,476	13.25%	$121,608	8.00%	$152,010	10.00%
Tier 1 capital to risk-weighted assets	182,469	12.00%	60,804	4.00%	91,206	6.00%
Tier 1 capital to adjusted average assets (leverage)	182,469	9.96%	73,312	4.00%	91,640	5.00%

The Company’s tier 1 leverage, common equity tier 1 risk-based, tier 1 risk-based and total risk-based capital ratios were 10.10%, 12.01%, 12.01% and 13.26%, respectively, at June 30, 2015. The Company’s tier 1 leverage, tier 1 risk-based and total risk-based capital ratios were 10.04%, 12.10% and 13.35%, respectively, at December 31, 2014.

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

The following table presents the carrying amounts and fair values of the Company’s financial instruments (in thousands).

	Level in		June 30, 2015		December 31, 2014
	Fair Value Hierarchy		Carrying Amount	Fair Value	Carrying Amount	Fair Value

Financial Assets:
Cash and due from banks	Level 1		$96,994	$96,994	$54,516	$54,516
Federal funds sold	Level 2		-	-	1,000	1,000
Interest-bearing time deposits in other banks	Level 2		-	-	10,000	10,017
Federal Reserve and Federal Home Loan Bank stock and other investments	N/	A	6,177	N/A	8,600	N/A
Investment securities held to maturity	Level 2		63,618	65,851	62,270	64,796
Investment securities available for sale	Level 2		273,837	273,837	298,670	298,670
Loans held for sale	Level 2		3,132	3,132	26,495	26,495
Loans, net of allowance	Level 2, 3 (1)		1,456,575	1,447,839	1,336,227	1,329,041
Accrued interest and loan fees receivable	Level 2		5,774	5,774	5,676	5,676

Financial Liabilities:
Non-maturity deposits	Level 2		1,475,894	1,475,894	1,337,301	1,337,301
Time deposits	Level 2		242,500	242,927	218,759	219,089
Borrowings	Level 2		65,000	64,845	130,000	130,004
Accrued interest payable	Level 2		186	186	136	136
Derivatives	Level 3		752	752	752	752

(1) Impaired loans are generally classified within Level 3 of the fair value hierarchy.

Fair value estimates are made at a specific point in time and may be based on judgments regarding losses expected in the future, risk, and other factors that are subjective in nature. The methods and assumptions used to produce the fair value estimates follow.

For securities held to maturity and securities available for sale, the fair value equals quoted market price if available. If a quoted market price is not available, fair value is estimated using a quoted market price for similar securities. For cash and due from banks, federal funds sold, accrued interest and loan fees receivable, non-maturity deposits and accrued interest payable, the carrying amount is a reasonable estimate of fair value. Determining the fair value of Federal Reserve and Federal Home Loan Bank stock and other investments is not practicable due to restrictions placed on its transferability. Interest-bearing time deposits in other banks, time deposits and borrowings are valued using a replacement cost of funds approach.

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

During 2013, the Company entered into derivative swap contracts with the purchaser of its Visa Class B shares. The fair value of these derivatives is measured using an internal model that includes the use of probability weighted scenarios for estimates of Visa’s aggregate exposure to the litigation matters, with consideration of amounts funded by Visa into its escrow account for this litigation. At June 30, 2015, the Company estimates a fair value for these derivatives at approximately 10% of the net proceeds from the Company’s sale of the related Visa Class B shares. Since this estimation process requires application of judgment in developing significant unobservable inputs used to determine the possible outcomes and the probability weighting assigned to each scenario, these derivatives have been classified as Level 3 within the valuation hierarchy. (See also Note 3. Investment Securities contained herein.)

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

Assets measured at fair value on a non-recurring basis are as follows (in thousands):

Assets:	June 30, 2015	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Impaired loans	$3,104	$3,104
Total	$3,104	$3,104

Assets:	December 31, 2014	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Impaired loans	$3,293	$3,293
Total	$3,293	$3,293

The Company had no liabilities measured at fair value on a non-recurring basis at June 30, 2015 and December 31, 2014.

The following presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis (dollars in thousands):
	Fair Value at
Assets:	June 30, 2015	December 31, 2014	Valuation Technique	Unobservable Inputs	Discount
Impaired loans:

Residential mortgages	2,905	3,097	Third party appraisal	Discount to appraised value	25%	(1)

Home equity	104	98	Third party appraisal	Discount to appraised value	25%	(1)

Consumer	95	98	Third party appraisal	Discount to appraised value	25%	(2)
Total	$3,104	$3,293

(1) Of which estimated selling costs are approximately 9% - 15% of the total discount.
(2) Of which estimated selling costs are approximately 10% - 12% of the total discount.

The following presents fair value measurements on a recurring basis at June 30, 2015 and December 31, 2014 (in thousands):

		Fair Value Measurements Using
Assets:	June 30, 2015	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Government agency securities	$38,238	$38,238	$-
Obligations of states and political subdivisions	119,942	119,942	-
Collateralized mortgage obligations	20,569	20,569	-
Mortgage-backed securities	89,088	89,088	-
Corporate bonds	6,000	6,000	-
Total	$273,837	$273,837	$-

Liabilities:
Derivatives	752	$-	$752
Total	$752	$-	$752

		Fair Value Measurements Using
Assets:	December 31, 2014	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Government agency securities	$41,577	$41,577	$-
Obligations of states and political subdivisions	137,769	137,769	-
Collateralized mortgage obligations	21,997	21,997	-
Mortgage-backed securities	90,919	90,919	-
Corporate bonds	6,408	6,408	-
Total	$298,670	$298,670	$-

Liabilities:
Derivatives	752	$-	$752
Total	$752	$-	$752

Reconciliations for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) follow (in thousands).

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	Liabilities Derivatives	Liabilities Derivatives	Liabilities Derivatives	Liabilities Derivatives
Beginning balance	$752	$932	$752	$932
Net change	-	-	-	-
Ending balance	$752	$932	$752	$932

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

11. BORROWINGS
The following summarizes borrowed funds at June 30, 2015 and December 31, 2014 (dollars in thousands):

As of or for the Six Months Ended June 30, 2015	Federal Home Loan Bank Borrowings Short-Term	Federal Home Loan Bank Borrowings Long-Term	Federal Funds Purchased	Total
Daily average outstanding	$90,050	$6,547	$3	$96,600
Total interest cost	159	57	-	216
Average interest rate paid	0.35%	1.76%	0.45%	0.45%
Maximum amount outstanding at any month-end	$155,000	$15,000	$-	$170,000
Ending balance	50,000	15,000	-	65,000
Weighted-average interest rate on balances outstanding	0.34%	1.76%	-%	0.67%

As of or for the Year Ended December 31, 2014	Federal Home Loan Bank Borrowings Short-Term	Federal Home Loan Bank Borrowings Long-Term	Federal Funds Purchased	Total
Daily average outstanding	$13,051	$-	$8	$13,059
Total interest cost	48	-	-	48
Average interest rate paid	0.37%	-%	0.46%	0.37%
Maximum amount outstanding at any month-end	$130,000	$-	$-	$130,000
Ending balance	130,000	-	-	130,000
Weighted-average interest rate on balances outstanding	0.32%	-%	-%	0.32%

Assets pledged as collateral to the Federal Home Loan Bank (“FHLB”), consisting of eligible loans and investment securities, at June 30, 2015 and December 31, 2014 resulted in a maximum borrowing potential of $603 million and $505 million, respectively. The Company had $65 million and $130 million in FHLB borrowings at June 30, 2015 and December 31, 2014, respectively.

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

The Bank is a full-service bank serving the needs of its local residents through 27 branch offices in Nassau, Suffolk and Queens Counties, New York and loan production offices in Garden City, Melville and Long Island City. The Bank’s 27 branches include the three opened in Long Island City (2015), Melville (2014) and Garden City (2013). The Bank offers a full line of domestic commercial and retail banking services. The Bank’s primary market area includes all of Suffolk County and the adjacent markets of Nassau County and New York City. The Bank makes commercial real estate floating and fixed rate loans, multifamily and mixed use commercial loans primarily in the boroughs of New York City, commercial and industrial loans to manufacturers, wholesalers, distributors, developers/contractors and retailers and agricultural loans. The Bank also makes loans secured by residential mortgages, and both floating and fixed rate second mortgage loans with a variety of plans for repayment. Real estate construction loans are also offered.

In order to expand the Company geographically into western Suffolk, Nassau and Queens Counties and to diversify the lending business of the Company, loan production offices were opened in Long Island City (2015), Garden City (2013) and Melville (2012). As part of the Company’s strategy to move westward, the loan production office and business banking center branch in Long Island City serves Queens and nearby Brooklyn.

The Bank finances most of its activities through a combination of deposits, including demand, savings, N.O.W. and money market deposits as well as time deposits, and borrowings which could include federal funds with correspondent banks, securities sold under agreements to repurchase and Federal Home Loan Bank (“FHLB”) short-term and long-term borrowings. The Company’s chief competition includes local banks within its market area, as well as New York City money center banks and regional banks.

Financial Performance Summary
As of or for the quarters and six months ended June 30, 2015 and 2014
(dollars in thousands, except per share data)

	Quarters ended June 30,		Over/ (under)		Six months ended June 30,		Over/ (under)
	2015	2014	2014		2015	2014	2014
Revenue (1)	$19,871	$18,220	9.1%		$38,479	$36,610	5.1%
Operating expenses	$13,174	$13,152	0.2%		$26,282	$26,461	(0.7%)
Provision for loan losses	$-	$250	(100.0%)		$250	$500	(50.0%)
Net income	$5,118	$3,771	35.7%		$9,127	$7,491	21.8%
Net income per common share - diluted	$0.43	$0.32	34.4%		$0.77	$0.64	20.3%
Return on average assets	1.06%	0.87%	19	bp	0.96%	0.88%	8	bp
Return on average stockholders' equity	10.88%	8.55%	233	bp	9.85%	8.68%	117	bp
Tier 1 leverage ratio	10.10%	10.27%	(17	) bp	10.10%	10.27%	(17	) bp
Common equity tier 1 risk-based capital ratio	12.01%	N/A	N/A		12.01%	N/A	N/A
Tier 1 risk-based capital ratio	12.01%	13.28%	(127	) bp	12.01%	13.28%	(127	) bp
Total risk-based capital ratio	13.26%	14.53%	(127	) bp	13.26%	14.53%	(127	) bp
Tangible common equity ratio (non-GAAP)	9.43%	10.06%	(63	) bp	9.43%	10.06%	(63	) bp
Total stockholders' equity/total assets (2)	9.57%	10.21%	(64	) bp	9.57%	10.21%	(64	) bp

bp - denotes basis points; 100 bp equals 1%.
(1) Represents net interest income plus total non-interest income.
(2) The ratio of total stockholders' equity to total assets is the most comparable U.S. GAAP measure to the non-GAAP tangible common equity ratio presented herein.

At June 30, 2015, the Company, on a consolidated basis, had total assets of $2.0 billion, total deposits of $1.7 billion and total stockholders’ equity of $191 million. The Company recorded net income of $5.1 million, or $0.43 per diluted common share, for the second quarter of 2015, compared to $3.8 million, or $0.32 per diluted common share, for the same period in 2014. The 35.7% increase in second quarter 2015 reported earnings versus the comparable 2014 period resulted principally from a $2.3 million increase in net interest income and a $250 thousand reduction in the provision for loan losses. Partially offsetting these improvements was a $628 thousand reduction in non-interest income in 2015. Excluding a second quarter 2015 increase in net non-accrual interest received, a second quarter 2014 gain on the sale of a bank-owned property and a second quarter 2014 expense credit associated with branch consolidation costs previously recorded, core net income increased by 36.3% to $4.4 million in the second quarter of 2015 from $3.2 million in the comparable 2014 period. (See also Non-GAAP Disclosure contained herein.)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2015	2014	2015	2014
CORE NET INCOME:
Net income, as reported	$5,118	$3,771	$9,127	$7,491

Less:
Gain on sale of branch building and parking lot	-	(104)	-	(746)
Branch consolidation credits	-	(279)	-	(449)
Net non-accrual interest adjustment	(967)	(331)	(974)	(672)
Total adjustments, before income taxes	(967)	(714)	(974)	(1,867)
Adjustment for reported effective income tax rate	(228)	(155)	(230)	(418)
Total adjustments, after income taxes	(739)	(559)	(744)	(1,449)

Core net income	$4,379	$3,212	$8,383	$6,042

The Company’s return on average assets and return on average common stockholders’ equity were 1.06% and 10.88%, respectively, in the second quarter of 2015 versus 0.87% and 8.55%, respectively, in the second quarter of 2014.

The Company continues to increase market share by preserving its eastern Suffolk lending franchise while simultaneously expanding west. This strategy has allowed the Company to expand into markets in Nassau County and New York City that are very attractive from a demographic standpoint and have an abundance of small and middle market businesses, the kinds of businesses that have comprised the Company’s core customer base throughout its history.

Thus far in 2015, the Company has experienced a $121 million or 8.9% increase in the total loan portfolio, from $1.355 billion at December 31, 2014 to $1.477 billion at June 30, 2015. Linked-quarter growth was approximately $94 million, from $1.382 billion at March 31, 2015, a 6.8% increase. Total loans at June 30, 2015 represented a 23.5% increase from the comparable 2014 date. As the local economy has improved, loan demand has strengthened in both the Company’s traditional markets on the east end of Long Island, as well as in its new markets in Nassau County and New York City. Notwithstanding the strong loan growth experienced in the second quarter, the Company’s loan pipeline continues to be robust and management remains optimistic about the prospect for continued strong loan growth during the second half of 2015.

The credit quality of the Company’s loan portfolio improved during the second quarter of 2015. As a result of the successful workout of several large relationships during the quarter, total non-accrual loans at June 30, 2015 declined to $5.5 million, or 0.37% of total loans, compared to $12.3 million, or 0.89% of total loans, at March 31, 2015. In addition, since these workouts were completed at or near carrying value, the Company was able to record net recoveries during the quarter of $726 thousand, thereby eliminating the need to take a loan loss provision that otherwise may have been necessary to account for quarterly loan growth. The strategy of working closely with cooperative borrowers who own solid businesses, but who ran into temporary trouble because of events such as Hurricane Sandy, has now been successfully realized. Early delinquencies (30-89 days past due), which are managed aggressively as a harbinger of future credit issues, remain well controlled at $4.6 million, or 0.31% of total loans at June 30, 2015. Given the improved credit profile of the Company’s loan portfolio, as well as the strengthening economic conditions in its markets, management believes the Company is well reserved. The allowance for loan losses at June 30, 2015 was $20.1 million, or 1.36% of total loans and 363% of total non-accrual loans.

The Company’s deposit businesses, which enabled the Company to fund all of its second quarter 2015 loan production through deposit growth, are clearly benefitting from a robust start to the summer season in its traditional markets on the east end of Long Island, including the Hamptons, as well as significant deposit generation coming from new lending customers as the Company expands west. Total deposits grew approximately $127 million during the quarter, from $1.592 billion at March 31, 2015 to $1.718 billion at June 30, 2015, an 8.0% increase. Approximately 66% of the second quarter’s deposit growth came from increases in non-interest bearing demand deposits, which grew $84 million in the quarter, from $682 million on March 31, 2015 to $766 million on June 30, 2015, a 12.3% increase. The Company believes its core deposit franchise is one of the strongest among all community banks, both within the Company’s region and beyond its markets. Core deposits, consisting of demand, N.O.W., savings and money market deposits, totaled $1.5 billion at June 30, 2015, representing 86% of total deposits at that date, with demand deposits representing 45% of total deposits. The deposit product mix continues to be an important strength of the Company and resulted in an exceptionally low average total cost of funds of 18 basis points during the second quarter of 2015.

The Company’s management continues to work hard to reduce operating expenses and increase efficiency. The expansion strategies that have resulted in the strong financial performance of the last few years require significant investment, particularly in technology upgrades, office space as the Company moves west, regulatory resources and, most importantly, attracting the best lending and credit professionals to drive performance. Nevertheless, management has been successful in finding ways to fund these investments by reducing expenses in other areas. Total operating expenses of $13.2 million incurred in the second quarter of 2015 were flat compared to the comparable quarter a year ago, notwithstanding the significant revenue enhancing investments that were funded during the last year, such as costs associated with opening the Long Island City loan production office. This improvement in operating leverage translated into a reduction in our core operating efficiency ratio during the second quarter to 66.3%, from 70.7% in the comparable quarter in 2014. (See also Non-GAAP Disclosure contained herein.) As the Company moves forward, management will continue to balance the need for investment to generate revenue with expense reductions in other areas. The Company’s management has proven its ability to do this and believes it will build shareholder value over the long term.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2015	2014	2015	2014

Core operating expenses:
Total operating expenses	$13,174	$13,152	$26,282	$26,461
Adjust for branch consolidation credits	-	279	-	449
Core operating expenses	13,174	13,431	26,282	26,910

Core non-interest income:
Total non-interest income	2,050	2,678	4,141	5,770
Adjust for gain on sale of branch building and parking lot	-	(104)	-	(746)
Core non-interest income	2,050	2,574	4,141	5,024
Adjust for tax-equivalent basis	198	220	400	432
Core FTE non-interest income	2,248	2,794	4,541	5,456

Core net interest income:
FTE net interest income	18,760	16,522	36,255	32,795
Net non-accrual interest adjustment	(967)	(331)	(974)	(672)
Core FTE net interest income	17,793	16,191	35,281	32,123

Core operating efficiency ratio:
Core operating expenses	13,174	13,431	26,282	26,910
Core FTE net interest income	17,793	16,191	35,281	32,123
Core FTE non-interest income	2,248	2,794	4,541	5,456
Less net gain (loss) on sale of securities available for sale	(160)	23	(186)	23
Total FTE revenue	19,881	19,008	39,636	37,602
Core operating expenses/total FTE revenue	66.26%	70.66%	66.31%	71.57%

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

Material Changes in Financial Condition - Total assets of the Company were $2.0 billion at June 30, 2015. When compared to December 31, 2014, total assets increased by $103 million. This change was primarily due to loan growth and an increase in total cash and cash equivalents of $121 million and $41 million, respectively, partially offset by decreases in loans held for sale, investment securities available for sale and interest-bearing time deposits in other banks of $23 million, $25 million and $10 million, respectively.

Total loans were $1.477 billion at June 30, 2015 compared to $1.355 billion at December 31, 2014. The increase in the loan portfolio was primarily due to growth of commercial and industrial, commercial real estate, multifamily and mixed use commercial loans of $19 million, $38 million, $52 million and $16 million, respectively, in the first half of 2015.

The decrease in loans held for sale reflected the sale of $24 million in multifamily loans, at a premium, in the first quarter of 2015. Total investment securities available for sale were $274 million at June 30, 2015 and $299 million at December 31, 2014. The decrease in available for sale securities largely reflected maturities and calls of municipal obligations and U.S. Government agency securities totaling $21 million, coupled with principal paydowns of collateralized mortgage obligations and mortgage-backed securities of U.S. Government-sponsored enterprises totaling $3 million and sales of corporate bonds and municipal obligations totaling $7 million for the first six months of 2015. These decreases were partially offset by purchases of corporate bonds and municipal obligations totaling $7 million during the same period. The interest rate environment had a negative impact of $876 thousand on the fair value of the Company’s available for sale investment portfolio at June 30, 2015 compared to year-end 2014.

At June 30, 2015, total deposits were $1.7 billion, an increase of $162 million when compared to December 31, 2014. This increase was primarily due to higher balances of demand, savings, N.O.W. and money market deposits of $83 million, $11 million, $9 million and $35 million, respectively. Additionally, time deposit balances increased $24 million over the same period. Core deposit balances, which consist of demand, savings, N.O.W. and money market deposits, represented 86% of total deposits at June 30, 2015 and December 31, 2014. Demand deposit balances represented 45% and 44% of total deposits at June 30, 2015 and December 31, 2014, respectively. At June 30, 2015 and December 31, 2014, the Company had $65 million and $130 million, respectively, in borrowings used to fund the growth in the Company’s loan portfolio. The 2015 amount includes $15 million in five-year FHLB borrowings with a fixed rate of 1.76%.

Liquidity and Capital Resources - Liquidity management is defined as both the Company’s and the Bank’s ability to meet their financial obligations on a continuous basis without material loss or disruption of normal operations. These obligations include the withdrawal of deposits on demand or at their contractual maturity, the repayment of borrowings as they mature, funding new and existing loan commitments and the ability to take advantage of business opportunities as they arise. Asset liquidity is provided by short-term investments and the marketability of securities available for sale. The Company may also leave excess reserve balances at the Federal Reserve Bank (“FRB”) if the rate being paid is higher than would be available from other short-term investments. Liquid assets, consisting of federal funds sold, securities available for sale and balances at the FRB, decreased to $291 million at June 30, 2015 compared to $311 million at December 31, 2014. These liquid assets may include assets that have been pledged primarily against municipal deposits or borrowings. In addition, the Company has pledged U.S. Government agency securities held in its available for sale portfolio, with a market value of approximately $3 million at June 30, 2015, as collateral for the derivative swap contracts. Liquidity is also provided by the maintenance of a base of core deposits, maturing short-term assets including cash and due from banks, the ability to sell or pledge marketable assets and access to lines of credit.

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

The Company’s primary sources of funds are cash provided by deposits and borrowings, proceeds from maturities and sales of securities available for sale and cash provided by operating activities. At June 30, 2015, total deposits were $1.7 billion, an increase of $162 million when compared to December 31, 2014. Of the $243 million in total time deposits at June 30, 2015, $187 million are scheduled to mature within the next 12 months. Based on historical experience, the Company expects to be able to replace a substantial portion of those maturing deposits with comparable deposit products. At June 30, 2015 and December 31, 2014, the Company had $65 million and $130 million, respectively, in borrowings used to fund the growth in the Company's loan portfolio. For the six months ended June 30, 2015 and 2014, proceeds from sales and maturities of securities available for sale totaled $28 million and $33 million, respectively.

The Company’s primary uses of funds are for the origination of loans and the purchase of investment securities. For the six months ended June 30, 2015, the Company had net loan originations for portfolio of $121 million compared to $126 million for the same period in 2014. For the six months ended June 30, 2015 and 2014, the Company purchased investment securities totaling $10 million and $4 million, respectively.

The Bank’s Asset/Liability and Funds Management Policy establishes specific policies and operating procedures governing liquidity levels to assist management in developing plans to address future and current liquidity needs. Management monitors the rates and cash flows from the loan and investment portfolios while also examining the maturity structure and volatility characteristics of liabilities to develop an optimum asset/liability mix. Available funding sources include retail, commercial and municipal deposits, purchased liabilities and stockholders’ equity. At June 30, 2015, access to approximately $603 million in FHLB lines of credit for overnight or term borrowings with maturities of up to thirty years was available. At June 30, 2015, approximately $60 million and $10 million in unsecured and secured lines of credit, respectively, extended by correspondent banks were also available to be utilized, if needed, for short-term funding purposes. At June 30, 2015, $65 million in borrowings were outstanding with the FHLB. No borrowings were outstanding under lines of credit with correspondent banks.

The Bank also has the ability to access the brokered deposit market. Deposits gathered through the Certificate of Deposit Account Registry Service (“CDARS”) are considered for regulatory purposes to be brokered deposits. At June 30, 2015, the Bank had $2 million in CDARS deposits outstanding.

The Company strives to maintain an efficient level of capital, commensurate with its risk profile, on which a competitive rate of return to stockholders will be realized over both the short and long term. Capital is managed to enhance stockholder value while providing flexibility for management to act opportunistically in a changing marketplace. Management continually evaluates the Company’s capital position in light of current and future growth objectives and regulatory guidelines. Total stockholders’ equity was $191 million at June 30, 2015 compared to $183 million at December 31, 2014. The increase in stockholders’ equity versus December 31, 2014 was primarily due to net income, net of dividends paid, recorded during 2015.

The Company and the Bank are subject to regulatory capital requirements. The Company’s tier 1 leverage, common equity tier 1 risk-based, tier 1 risk-based and total risk-based capital ratios were 10.10%, 12.01%, 12.01% and 13.26%, respectively, at June 30, 2015. The Company’s capital ratios exceeded all regulatory requirements at June 30, 2015. The Bank’s tier 1 leverage, common equity tier 1 risk-based, tier 1 risk-based and total risk-based capital ratios were 9.95%, 11.83%, 11.83% and 13.08%, respectively, at June 30, 2015. Each of these ratios exceeds the regulatory guidelines for a well-capitalized institution, the highest regulatory capital category.

The Company did not repurchase any shares of its common stock during the first half of 2015. Repurchase of shares will occur only if management believes that the purchase will be at prices that are accretive to earnings per share and is the most efficient use of the Company’s capital.

The Company’s tangible common equity ratio was 9.43% at June 30, 2015 compared to 9.50% at December 31, 2014 and 10.06% at June 30, 2014. The ratio of tangible common equity to tangible assets, or TCE ratio, is calculated by dividing total common stockholders’ equity by total assets, after reducing both amounts by intangible assets. The TCE ratio is not required by U.S. GAAP or by applicable bank regulatory requirements, but is a metric used by management to evaluate the adequacy of our capital levels. Since there is no authoritative requirement to calculate the TCE ratio, our TCE ratio is not necessarily comparable to similar capital measures disclosed or used by other companies in the financial services industry. Tangible common equity and tangible assets are non-GAAP financial measures and should be considered in addition to, not as a substitute for or superior to, financial measures determined in accordance with U.S. GAAP. Set forth below are the reconciliations of tangible common equity to U.S. GAAP total common stockholders’ equity and tangible assets to U.S. GAAP total assets at June 30, 2015 (in thousands). (See also Non-GAAP Disclosure contained herein.)

				Ratios
Total stockholders' equity	$191,151	Total assets	$1,998,220	9.57%	(1)
Less: intangible assets	(2,992)	Less: intangible assets	(2,992)
Tangible common equity	$188,159	Tangible assets	$1,995,228	9.43%	(2)

(1) The ratio of total stockholders' equity to total assets is the most comparable U.S. GAAP measure to the non-GAAP tangible common equity ratio presented herein.
(2) TCE ratio.

All dividends must conform to applicable statutory requirements. The Company’s ability to pay dividends to stockholders depends on the Bank’s ability to pay dividends to the Company. Under 12 USC 56-9, a national bank may not pay a dividend on its common stock if the dividend would exceed net undivided profits then on hand. Further, under 12 USC 60, a national bank must obtain prior approval from the OCC to pay dividends on either common or preferred stock that would exceed the bank’s net profits for the current year combined with retained net profits (net profits minus dividends paid during that period) of the prior two years. The ability of the Bank to pay dividends to the Company is subject to certain regulatory restrictions. Generally, dividends declared in a given year by a national bank are limited to its net profit, as defined by regulatory agencies, for that year, combined with its retained net income for the preceding two years, less any required transfer to surplus or to fund for the retirement of any preferred stock. In addition, a national bank may not pay dividends in an amount greater than its undivided profits or declare any dividends if such declaration would leave the bank inadequately capitalized. The Company’s Board of Directors declared two quarterly cash dividends of $0.06 per share each in the first half of 2015. No dividends were declared in the first half of 2014.

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management’s credit evaluation of the customer. Collateral required varies, but may include accounts receivable, inventory, equipment, real estate and income-producing commercial properties. At June 30, 2015 and December 31, 2014, commitments to originate loans and commitments under unused lines of credit for which the Bank is obligated amounted to approximately $147 million and $180 million, respectively.

Letters of credit are conditional commitments guaranteeing payments of drafts in accordance with the terms of the letter of credit agreements. Commercial letters of credit are used primarily to facilitate trade or commerce and are also issued to support public and private borrowing arrangements, bond financing and similar transactions. Collateral may be required to support letters of credit based upon management’s evaluation of the creditworthiness of each customer. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Most letters of credit expire within one year. At June 30, 2015 and December 31, 2014, letters of credit outstanding were approximately $16 million and $17 million, respectively.

Material Changes in Results of Operations – Comparison of the Quarters Ended June 30, 2015 and 2014 - The Company recorded net income of $5.1 million during the second quarter of 2015 versus $3.8 million in the comparable year ago period. The 35.7% improvement in second quarter 2015 net income resulted from a $2.3 million increase in net interest income and a $250 thousand reduction in the provision for loan losses in 2015 versus the comparable 2014 period. Partially offsetting these improvements was a $628 thousand reduction in non-interest income in 2015 versus 2014. The Company’s effective tax rate increased to 23.6% in 2015 from 21.7% a year ago.

The $2.3 million or 14.7% improvement in second quarter 2015 net interest income resulted from a $184 million increase in average total interest-earning assets along with an eight basis point widening of the Company’s net interest margin to 4.21% in 2015 from 4.13% in 2014. Adjusting for the impact of net non-accrual interest received in each period, the Company’s core net interest margin was 3.99% in the second quarter of 2015 versus 4.05% in the second quarter of 2014. (See also Non-GAAP Disclosure contained herein.)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Core net interest margin:
FTE net interest margin	4.21%	4.13%	4.11%	4.17%
Net non-accrual interest adjustment	(0.22)	(0.08)	(0.11)	(0.09)
Core FTE net interest margin	3.99%	4.05%	4.00%	4.08%

The Company’s second quarter 2015 average total interest-earning asset yield was 4.38% versus 4.29% in the comparable 2014 quarterly period. The improvement in the interest-earning asset yield in 2015 was due in part to the receipt of $967 thousand in interest income on loans previously on non-accrual status. The Company’s average balance sheet mix continued to improve as average loans increased by $269 million (23.5%) versus second quarter 2014 and low-yielding overnight interest-bearing deposits, federal funds sold and securities purchased under agreements to resell declined by $29 million (59.5%) during the same period. Federal funds sold, securities purchased under agreements to resell and interest-bearing deposits represented 1% of average total interest-earning assets in the second quarter of 2015 versus 3% a year ago. The average securities portfolio decreased by $59 million to $348 million in the second quarter of 2015 versus the comparable 2014 period. The average yield on the investment portfolio was 3.77% in the second quarter of 2015 versus 3.71% a year ago.

The Company’s average cost of total interest-bearing liabilities increased by two basis points to 0.30% in the second quarter of 2015 versus 0.28% in the second quarter of 2014. The Company’s total cost of funds, among the lowest in the industry, increased nominally to 0.18% in the second quarter of 2015 versus 0.16% a year ago. Average core deposits increased $118 million to $1.4 billion during the second quarter of 2015 versus the comparable 2014 period, with average demand deposits representing 44% of second quarter 2015 average total deposits. Total deposits increased by $150 million or 9.6% to $1.7 billion at June 30, 2015 versus June 30, 2014. Core deposit balances, which represented 86% of total deposits at June 30, 2015, grew by $137 million or 10.2% during the same period. Average borrowings increased $64 million during the second quarter of 2015 compared to 2014 and were used, in part, to fund the growth in the Company’s loan portfolio, which increased by $269 million on average during that same period.

NET INTEREST INCOME ANALYSIS
For the Three Months Ended June 30, 2015 and 2014
(unaudited, dollars in thousands)

	2015			2014
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Assets:
Interest-earning assets:
Investment securities (1)	$347,895	$3,269	3.77%	$406,732	$3,758	3.71%
Federal Reserve and Federal Home Loan Bank stock and other investments	6,274	90	5.75	3,442	35	4.08
Federal funds sold, securities purchased under agreements to resell and interest-bearing deposits due from banks	20,072	20	0.40	49,562	42	0.34
Loans (2)	1,413,177	16,136	4.58	1,144,006	13,316	4.67
Total interest-earning assets	1,787,418	$19,515	4.38%	1,603,742	$17,151	4.29%
Non-interest-earning assets	149,720			131,559
Total assets	$1,937,138			$1,735,301

Liabilities and stockholders' equity:
Interest-bearing liabilities:
Savings, N.O.W. and money market deposits	$700,875	$294	0.17%	$655,367	$287	0.18%
Time deposits	233,757	353	0.61	232,235	337	0.58
Total savings and time deposits	934,632	647	0.28	887,602	624	0.28
Borrowings	69,391	108	0.62	5,878	5	0.35
Total interest-bearing liabilities	1,004,023	755	0.30	893,480	629	0.28
Demand deposits	721,907			648,957
Other liabilities	22,603			16,015
Total liabilities	1,748,533			1,558,452
Stockholders' equity	188,605			176,849
Total liabilities and stockholders' equity	$1,937,138			$1,735,301
Total cost of funds			0.18%			0.16%
Net interest rate spread			4.08%			4.01%
Net interest income/margin		18,760	4.21%		16,522	4.13%
Less tax-equivalent basis adjustment		(939)			(980)
Net interest income		$17,821			$15,542

(1) Interest on securities includes the effects of tax-equivalent basis adjustments of $798 and $867 in 2015 and 2014, respectively.
(2) Interest on loans includes the effects of tax-equivalent basis adjustments of $141 and $113 in 2015 and 2014, respectively.

Primarily as a result of recording $726 thousand in net recoveries, the Company did not record a provision for loan losses during the second quarter of 2015. The Company recorded a provision for loan losses of $250 thousand in the second quarter of 2014. The adequacy of the provision and the resulting allowance for loan losses, which was $20.1 million at June 30, 2015, is determined by management’s ongoing review of the loan portfolio, including identification and review of individual problem situations that may affect a borrower’s ability to repay, delinquency and non-performing loan data including the current status of criticized and classified loans, collateral values and changes in the size and mix of the loan portfolio. (See also Critical Accounting Policies, Judgments and Estimates and Asset Quality contained herein.)

Non-interest income declined by $628 thousand or 23.5% in the second quarter of 2015 versus the comparable 2014 period.  This reduction was due to several factors, most notably reductions in fiduciary fees (down $280 thousand), other service charges, commissions and fees (down $212 thousand), service charges on deposits (down $121 thousand) and net gain on sale of premises and equipment (down $110 thousand). Fiduciary fees declined as a result of the Company’s decision to exit the wealth management market during the fourth quarter of 2014 through the sale of its wealth management business. Other service charges, commissions and fees were lower than the comparable 2014 period principally due to a reduction in income from the sale of investment products through the Company’s branch network. Deposit service charges declined due to a reduction in overdraft fees in 2015. The reduction in net gain on the sale of premises and equipment resulted from a $104 thousand pre-tax gain recorded in 2014 on the sale of a Company-owned parking lot adjacent to the main office. Excluding the impact of the wealth management sale and the gain on the parking lot recorded in 2014, non-interest income declined by $244 thousand or 10.6% in 2015.  Partially offsetting the foregoing reductions in non-interest income was an increase in net gain on the sale of securities available for sale (up $183 thousand).

Non-Interest Income
For the quarters and six months ended June 30, 2015 and 2014
(dollars in thousands)

	Quarters ended June 30,		Over/ (under)	Six months ended June 30,		Over/ (under)
	2015	2014	2014	2015	2014	2014
Service charges on deposit accounts	$823	$944	(12.8)%	$1,570	$1,947	(19.4)%
Other service charges, commissions and fees	680	892	(23.8)	1,273	1,571	(19.0)
Fiduciary fees	-	280	(100.0)	-	559	(100.0)
Net gain (loss) on sale of securities available for sale	160	(23)	N/M (1)	186	(23)	N/M	(1)
Net gain on sale of portfolio loans	-	-	-	198	-	N/M	(1)
Net gain on sale of mortgage loans originated for sale	61	70	(12.9)	205	163	25.8
Net gain on sale of premises and equipment	-	110	(100.0)	-	752	(100.0)
Income from bank owned life insurance	303	366	(17.2)	612	720	(15.0)
Other operating income	23	39	(41.0)	97	81	19.8
Total non-interest income	$2,050	$2,678	(23.5)%	$4,141	$5,770	(28.2)%

(1) N/M - denotes % variance not meaningful for statistical purposes.

A nominal $22 thousand increase in total operating expenses in the second quarter of 2015 versus 2014 was principally the result of a $279 thousand expense credit recorded in 2014 related to prior period branch closures. Excluding this credit, total operating expenses declined by $257 thousand or 1.9% in the second quarter of 2015 versus the comparable 2014 period. The Company’s core operating efficiency ratio improved to 66.3% in the second quarter of 2015 from 70.7% a year ago. The core operating efficiency ratio is calculated by making certain adjustments to the operating efficiency ratio calculation. The core operating efficiency ratio is not required by U.S. GAAP or by applicable bank regulatory requirements, but is a metric used by management to evaluate core operating efficiency. Since there is no authoritative requirement to calculate this ratio, our ratio is not necessarily comparable to similar efficiency measures disclosed or used by other companies in the financial services industry. The core operating efficiency ratio is a non-GAAP financial measure and should be considered in addition to, not as a substitute for or superior to, financial measures determined in accordance with U.S. GAAP. The calculation of the core operating efficiency ratio, the reconciliation of core operating expenses to U.S. GAAP total operating expenses, core non-interest income to U.S. GAAP total non-interest income and core FTE net interest income to FTE net interest income are provided elsewhere herein. (See also Non-GAAP Disclosure contained herein.)

Operating Expenses
For the quarters and six months ended June 30, 2015 and 2014
(dollars in thousands)

	Quarters ended June 30,		Over/ (under)	Six months ended June 30,		Over/ (under)
	2015	2014	2014	2015	2014	2014
Employee compensation and benefits	$8,516	$8,488	0.3%	$17,122	$17,349	(1.3)%
Occupancy expense	1,373	1,411	(2.7)	2,835	2,846	(0.4)
Equipment expense	404	434	(6.9)	789	883	(10.6)
Consulting and professional services	544	639	(14.9)	882	1,190	(25.9)
FDIC assessment	286	268	6.7	576	535	7.7
Data processing	514	559	(8.1)	1,084	1,132	(4.2)
Branch consolidation credits	-	(279)	(100.0)	-	(449)	(100.0)
Other operating expenses	1,537	1,632	(5.8)	2,994	2,975	0.6
Total operating expenses	$13,174	$13,152	0.2%	$26,282	$26,461	(0.7)%

The Company recorded income tax expense of $1.6 million in the second quarter of 2015 resulting in an effective tax rate of 23.6% versus an income tax expense of $1.0 million and an effective tax rate of 21.7% in the comparable period a year ago.

Material Changes in Results of Operations – Comparison of the Six Months Ended June 30, 2015 and 2014 – The Company recorded net income of $9.1 million during the first six months of 2015 versus $7.5 million in the comparable 2014 period.  The improvement in 2015 net income resulted principally from a $3.5 million increase in net interest income in the first half of 2015 coupled with a $250 thousand reduction in the provision for loan losses and a $179 thousand decline in total operating expenses. Partially offsetting these positive factors was a $1.6 million reduction in non-interest income and an increase in the Company’s effective tax rate in 2015.

The $3.5 million or 11.3% improvement in June year-to-date 2015 net interest income resulted from a $191 million increase in average total interest-earning assets, offset in part by a six basis point contraction of the Company’s net interest margin to 4.11% in 2015 from 4.17% in 2014. The Company’s June year-to-date 2015 average total interest-earning asset yield was 4.28% versus 4.33% in the comparable 2014 year-to-date period. A lower average yield on the Company’s loan portfolio in the first half of 2015 versus the comparable 2014 period, down 28 basis points to 4.47%, was the primary driver of the reduction in the interest-earning asset yield.  The Company’s average balance sheet mix continued to improve as average loans increased by $277 million (24.8%) versus June year-to-date 2014 and low-yielding overnight interest-bearing deposits, federal funds sold and securities purchased under agreements to resell declined by $32 million (58.0%) during the same period. The average securities portfolio decreased by $57 million to $354 million in the first half of 2015 versus the comparable 2014 period. The average yield on the investment portfolio was 3.79% in the 2015 period versus 3.73% a year ago.

The Company’s average cost of total interest-bearing liabilities decreased by one basis point to 0.28% in the first six months of 2015 versus 0.29% in the comparable 2014 period. The Company’s total cost of funds was unchanged at 0.17% in the first half of 2015 versus 2014. Average core deposits increased by $99 million to $1.4 billion during the first six months of 2015 versus the comparable 2014 period, with average demand deposits representing 43% of year-to-date 2015 average total deposits. Average total deposits increased by $94 million or 6.2% to $1.6 billion during the first half of 2015 versus 2014. Average core deposit balances represented 86% of average total deposits during the same period. Average borrowings increased by $94 million during the first half of 2015 compared to 2014 and represented 6% of total average funding during the June 2015 year-to-date period.

NET INTEREST INCOME ANALYSIS
For the Six Months Ended June 30, 2015 and 2014
(unaudited, dollars in thousands)

	2015			2014
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Assets:
Interest-earning assets:
Investment securities (1)	$353,622	$6,647	3.79%	$411,035	$7,608	3.73%
Federal Reserve and Federal Home Loan Bank stock and other investments	7,299	150	4.14	3,155	73	4.67
Federal funds sold, securities purchased under agreements to resell and interest-bearing deposits due from banks	23,101	43	0.38	55,026	88	0.32
Loans (2)	1,392,884	30,846	4.47	1,116,283	26,292	4.75
Total interest-earning assets	1,776,906	$37,686	4.28%	1,585,499	$34,061	4.33%
Non-interest-earning assets	144,441			129,944
Total assets	$1,921,347			$1,715,443

Liabilities and stockholders' equity:
Interest-bearing liabilities:
Savings, N.O.W. and money market deposits	$694,785	$568	0.16%	$662,116	$579	0.18%
Time deposits	224,510	647	0.58	229,229	682	0.60
Total savings and time deposits	919,295	1,215	0.27	891,345	1,261	0.29
Borrowings	96,600	216	0.45	2,955	5	0.35
Total interest-bearing liabilities	1,015,895	1,431	0.28	894,300	1,266	0.29
Demand deposits	695,407			629,100
Other liabilities	23,261			18,007
Total liabilities	1,734,563			1,541,407
Stockholders' equity	186,784			174,036
Total liabilities and stockholders' equity	$1,921,347			$1,715,443
Total cost of funds			0.17%			0.17%
Net interest rate spread			4.00%			4.04%
Net interest income/margin		36,255	4.11%		32,795	4.17%
Less tax-equivalent basis adjustment		(1,917)			(1,955)
Net interest income		$34,338			$30,840

(1) Interest on securities includes the effects of tax-equivalent basis adjustments of $1,635 and $1,743 in 2015 and 2014, respectively.
(2) Interest on loans includes the effects of tax-equivalent basis adjustments of $282 and $212 in 2015 and 2014, respectively.

Largely due to a combination of improved credit metrics coupled with $601 thousand in 2015 year-to-date net recoveries, the Company’s provision for loan losses declined by $250 thousand during the first six months of 2015 versus the comparable 2014 period.

Non-interest income declined by $1.6 million or 28.2% in the June 2015 year-to-date period when compared to 2014.  This reduction was due to several factors, most notably reductions in net gain on sale of premises and equipment (down $752 thousand), fiduciary fees (down $559 thousand), service charges on deposit accounts (down $377 thousand) and other service charges, commissions and fees (down $298 thousand). The reduction in net gain on the sale of premises and equipment resulted from gains recorded in 2014 on the sale of two bank properties. Fiduciary fees declined as a result of the Company’s sale of its wealth management business in late 2014. Deposit service charges declined principally due to a reduction in overdraft fees in 2015. Other service charges, commissions and fees were lower than the comparable 2014 period primarily as the result of a reduction in income from the sale of investment products through the Company’s branch network. Partially offsetting the foregoing reductions in non-interest income were increases in net gain on the sale of securities available for sale (up $209 thousand) and net gain on the sale of portfolio loans (up $198 thousand).

Total operating expenses declined by $179 thousand in the first half of 2015 versus 2014 as the result of reductions in several categories, most notably consulting and professional services (down $308 thousand) and employee compensation and benefits (down $227 thousand). Excluding a $449 thousand branch consolidation expense credit recorded in the June 2014 year-to-date period, total operating expenses would have declined by $628 thousand or 2.3% in 2015 when compared to 2014. The Company’s core operating efficiency ratio improved to 66.3% in the first six months of 2015 from 71.6% a year ago. (See also Non-GAAP Disclosure contained herein.)

The Company recorded income tax expense of $2.8 million in the year-to-date June 2015 period resulting in an effective tax rate of 23.6% versus an income tax expense of $2.2 million and an effective tax rate of 22.4% in the comparable period a year ago. The increase primarily related to the change in the federal tax rate from 34% to 35% based on the federal tax rates expected to be in effect during the periods in which the temporary differences reverse. Partially offsetting the federal rate increase was the net New York City deferred tax benefit resulting from the opening of the Long Island City office.

Asset Quality - Non-accrual loans totaled $5.5 million or 0.37% of loans outstanding at June 30, 2015 versus $13.0 million or 0.96% of total loans outstanding at December 31, 2014 and $13.9 million or 1.16% of loans outstanding at June 30, 2014. The allowance for loan losses as a percentage of total non-accrual loans amounted to 363%, 148% and 133% at June 30, 2015, December 31, 2014 and June 30, 2014, respectively.

The Company had no loans 90 days or more past due and still accruing at any of the reported dates. Total loans 30 - 89 days past due and accruing amounted to $4.6 million or 0.31% of loans outstanding at June 30, 2015 as compared to $1.4 million or 0.10% of loans outstanding at December 31, 2014 and $4.3 million or 0.36% of loans outstanding at June 30, 2014. The Company held no OREO during any of the reported periods.

Total criticized and classified loans were $33 million at June 30, 2015 versus $40 million at December 31, 2014 and $44 million at June 30, 2014. Criticized loans are those loans that are not classified but require some degree of heightened monitoring. Classified loans were $18 million at June 30, 2015 as compared to $30 million at December 31, 2014 and $34 million at June 30, 2014. The allowance for loan losses as a percentage of total classified loans was 114%, 64% and 55%, respectively, at the same dates.

At June 30, 2015, the Company had $13 million in TDRs, primarily consisting of commercial and industrial loans, commercial real estate loans and residential mortgages totaling $2 million, $5 million and $4 million, respectively. The Company had TDRs amounting to $20 million at December 31, 2014 and $22 million at June 30, 2014.

The Company recorded net loan recoveries of $726 thousand in the second quarter of 2015 versus net loan charge-offs of $125 thousand in the first quarter of 2015 and net loan recoveries of $491 thousand in the second quarter of 2014. As a percentage of average total loans outstanding, these net amounts represented, on an annualized basis, (0.21%) for the second quarter of 2015, 0.04% for the first quarter of 2015 and (0.17%) for the second quarter of 2014.

At June 30, 2015, the Company’s allowance for loan losses amounted to $20.1 million or 1.36% of period-end loans outstanding. The allowance as a percentage of loans outstanding was 1.42% and 1.55% at December 31, 2014 and June 30, 2014, respectively.

Primarily as a result of recording $726 thousand in net recoveries, the Company did not record a provision for loan losses during the second quarter of 2015. The Company recorded a provision for loan losses of $250 thousand in the second quarter of 2014.

For the three months ended June 30, 2015, the ending balance of the Company’s allowance for loan losses increased by $726 thousand when compared to March 31, 2015. During the second quarter of 2015, the Company increased its allowance for loan losses allocated to commercial and industrial (“C&I”) loans by $75 thousand and decreased its allowance for loan losses allocated to commercial real estate (“CRE”) and multifamily loans by $1.4 million and $402 thousand, respectively.

The increase in the allowance for loan losses allocated to C&I loans was primarily due to an increase of $17 million in unimpaired pass rated C&I loans, partially offset by a 0.11% decrease versus March 31, 2015 in the average combined historical loss and environmental factors rates on such unimpaired pass rated loans. The decreases in the allowance for loan losses allocated to CRE and multifamily loans during the second quarter of 2015 largely reflected a decrease of 0.26% in the average combined historical loss and environmental factors rates on both unimpaired pass rated CRE and multifamily loans, partially offset by increases of $29 million and $39 million, respectively, in unimpaired pass rated CRE and multifamily loans.

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

At June 30, 2015, the Company’s allowance for loan losses included an unallocated portion totaling $3.6 million. For the three months ended June 30, 2015, the ending balance of the Company’s unallocated portion of the allowance for loan losses increased $2.2 million versus March 31, 2015. Loan portfolio growth was 6.8% during the second quarter of 2015, primarily in multifamily and CRE loans. Loan growth, including multifamily loans, is expected to continue throughout 2015. An unallocated portion of the reserve is considered a prudent strategy until these loans to new borrowers establish longer-term payment patterns.

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

ANALYSIS OF NON-PERFORMING ASSETS
AND THE ALLOWANCE FOR LOAN LOSSES
June 30, 2015 versus December 31, 2014 and June 30, 2014
(dollars in thousands)

NON-PERFORMING ASSETS BY TYPE:
	At
	6/30/2015	12/31/2014	6/30/2014
Non-accrual loans	$5,529	$12,981	$13,911
Non-accrual loans held for sale	-	-	-
Loans 90 days or more past due and still accruing	-	-	-
OREO	-	-	-
Total non-performing assets	$5,529	$12,981	$13,911

Gross loans outstanding	$1,476,626	$1,355,427	$1,195,496
Total loans held for sale	$3,132	$26,495	$573

ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES:
	Quarter Ended
	6/30/2015	12/31/2014	6/30/2014
Beginning balance	$19,325	$18,800	$17,737
Provision	-	250	250
Charge-offs	(9)	(22)	(234)
Recoveries	735	172	725
Ending balance	$20,051	$19,200	$18,478

KEY RATIOS:
	At
	6/30/2015	12/31/2014	6/30/2014
Allowance as a % of total loans (1)	1.36%	1.42%	1.55%

Non-accrual loans as a % of total loans (1)	0.37%	0.96%	1.16%

Non-performing assets as a % of total loans, loans held for sale and OREO	0.37%	0.94%	1.16%

Allowance for loan losses as a % of non-accrual loans (1)	363%	148%	133%

Allowance for loan losses as a % of non-accrual loans and loans 90 days or more past due and still accruing (1)	363%	148%	133%

(1) Excludes loans held for sale.

ITEM 3. - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company originates and invests in interest-earning assets and solicits interest-bearing deposit accounts. The Company’s operations are subject to market risk resulting from fluctuations in interest rates to the extent that there is a difference between the amounts of interest-earning assets and interest-bearing liabilities that are prepaid, withdrawn, mature, or repriced in any given period of time. The Company’s earnings or the net value of its portfolio will change under different interest rate scenarios. The principal objective of the Company’s asset/liability management program is to maximize net interest income within an acceptable range of overall risk, including both the effect of changes in interest rates and liquidity risk. The Company’s assessment of market risk at June 30, 2015 indicated there were no material changes in the quantitative and qualitative disclosures from those in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

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

Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that, as of June 30, 2015, the Company’s disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. There have been no changes in the Company’s internal controls or in other factors that have materially affected, or are reasonably likely to materially affect, internal controls subsequent to the date the Company carried out its evaluation.

Changes in Internal Control Over Financial Reporting

There were no changes to the Company’s internal control over financial reporting as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act that occurred in the second quarter of 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

At June 30, 2015, $599 million, or 41% of the Company’s total gross loan portfolio, was comprised of commercial real estate (exclusive of multifamily and mixed use commercial loans). This type of lending is generally sensitive to regional and local economic conditions that significantly impact the ability of borrowers to meet their loan payment obligations, making loss levels difficult to predict. Although real estate prices have shown signs of improvement, a decline in real estate values may reduce the value of the real estate collateral securing these types of loans and increase the risk that the Company would incur losses if borrowers default on their loans.

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

SUFFOLK BANCORP

Date: July 30, 2015	/s/ Howard C. Bluver
Howard C. Bluver
President & Chief Executive Officer
(principal executive officer)

Date: July 30, 2015	/s/ Brian K. Finneran
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