Form 10-Q
period 2015-09-30
SUFFOLK BANCORP
filed 2015-10-30
CIK 754673

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: SEPTEMBER 30, 2015

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

As of October 15, 2015, there were 11,792,756 shares of registrant’s Common Stock outstanding.

SUFFOLK BANCORP
Form 10-Q
For the Quarterly Period Ended September 30, 2015

PART I
ITEM 1. – FINANCIAL STATEMENTS

SUFFOLK BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CONDITION (UNAUDITED)
September 30, 2015 and December 31, 2014
(dollars in thousands, except per share data)

	September 30, 2015	December 31, 2014
ASSETS
Cash and cash equivalents
Cash and non-interest-bearing deposits due from banks	$79,049	$41,140
Interest-bearing deposits due from banks	18,751	13,376
Federal funds sold	-	1,000
Total cash and cash equivalents	97,800	55,516
Interest-bearing time deposits in other banks	-	10,000
Federal Reserve and Federal Home Loan Bank stock and other investments	5,581	8,600
Investment securities:
Available for sale, at fair value	261,232	298,670
Held to maturity (fair value of $69,402 and $64,796, respectively)	66,427	62,270
Total investment securities	327,659	360,940
Loans	1,559,520	1,355,427
Allowance for loan losses	20,315	19,200
Net loans	1,539,205	1,336,227
Loans held for sale	745	26,495
Premises and equipment, net	23,144	23,641
Bank owned life insurance	46,027	45,109
Deferred taxes	14,422	15,714
Accrued interest and loan fees receivable	6,349	5,676
Goodwill and other intangibles	2,915	2,991
Other assets	2,997	4,374
TOTAL ASSETS	$2,066,844	$1,895,283

LIABILITIES & STOCKHOLDERS' EQUITY
Demand deposits	$801,212	$683,634
Savings, N.O.W. and money market deposits	759,080	653,667
Subtotal core deposits	1,560,292	1,337,301
Time deposits	235,539	218,759
Total deposits	1,795,831	1,556,060
Borrowings	50,000	130,000
Unfunded pension liability	5,969	6,303
Capital leases	4,426	4,511
Other liabilities	14,078	15,676
TOTAL LIABILITIES	1,870,304	1,712,550
COMMITMENTS AND CONTINGENT LIABILITIES
STOCKHOLDERS' EQUITY
Common stock (par value $2.50; 15,000,000 shares authorized; 13,956,250 shares and 13,836,508 shares issued at September 30, 2015 and December 31, 2014, respectively; 11,790,512 shares and 11,670,770 shares outstanding at September 30, 2015 and December 31, 2014, respectively)	34,890	34,591
Surplus	45,656	44,230
Retained earnings	127,636	116,169
Treasury stock at par (2,165,738 shares)	(5,414)	(5,414)
Accumulated other comprehensive loss, net of tax	(6,228)	(6,843)
TOTAL STOCKHOLDERS' EQUITY	196,540	182,733
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,066,844	$1,895,283

See accompanying notes to unaudited condensed consolidated financial statements.

SUFFOLK BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
For the Three and Nine Months Ended September 30, 2015 and 2014
(dollars in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
INTEREST INCOME
Loans and loan fees	$15,798	$13,396	$46,362	$39,476
U.S. Government agency obligations	530	553	1,602	1,772
Obligations of states and political subdivisions	1,114	1,428	3,725	4,422
Collateralized mortgage obligations	149	198	507	672
Mortgage-backed securities	441	474	1,329	1,475
Corporate bonds	96	38	179	215
Federal funds sold, securities purchased under agreements to resell and interest-bearing deposits due from banks	7	35	50	123
Dividends	71	42	221	115
Total interest income	18,206	16,164	53,975	48,270
INTEREST EXPENSE
Savings, N.O.W. and money market deposits	338	291	906	870
Time deposits	396	322	1,043	1,004
Borrowings	94	2	310	7
Total interest expense	828	615	2,259	1,881
Net interest income	17,378	15,549	51,716	46,389
Provision for loan losses	350	250	600	750
Net interest income after provision for loan losses	17,028	15,299	51,116	45,639
NON-INTEREST INCOME
Service charges on deposit accounts	749	887	2,319	2,834
Other service charges, commissions and fees	759	778	2,032	2,349
Fiduciary fees	-	265	-	824
Net gain (loss) on sale of securities available for sale	133	11	319	(12)
Net gain on sale of portfolio loans	370	217	568	217
Net gain on sale of mortgage loans originated for sale	85	51	290	214
Net gain on sale of premises and equipment	-	-	-	752
Income from bank owned life insurance	306	316	918	1,036
Other operating income	25	25	122	106
Total non-interest income	2,427	2,550	6,568	8,320
OPERATING EXPENSES
Employee compensation and benefits	7,980	8,628	25,102	25,977
Occupancy expense	1,401	1,295	4,236	4,141
Equipment expense	410	418	1,199	1,301
Consulting and professional services	609	693	1,491	1,883
FDIC assessment	226	202	802	737
Data processing	506	549	1,590	1,681
Branch consolidation credits	-	-	-	(449)
Other operating expenses	1,536	1,451	4,530	4,426
Total operating expenses	12,668	13,236	38,950	39,697
Income before income tax expense	6,787	4,613	18,734	14,262
Income tax expense	1,864	875	4,684	3,033
NET INCOME	$4,923	$3,738	$14,050	$11,229
EARNINGS PER COMMON SHARE - BASIC	$0.42	$0.32	$1.20	$0.97
EARNINGS PER COMMON SHARE - DILUTED	$0.42	$0.32	$1.19	$0.96
WEIGHTED AVERAGE COMMON SHARES - BASIC	11,785,731	11,661,544	11,743,076	11,611,790
WEIGHTED AVERAGE COMMON SHARES - DILUTED	11,863,299	11,716,286	11,817,899	11,667,991
CASH DIVIDENDS DECLARED PER COMMON SHARE	$0.10	$0.06	$0.22	$0.06

See accompanying notes to unaudited condensed consolidated financial statements.

SUFFOLK BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
For the Three and Nine Months Ended September 30, 2015 and 2014
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Net income	$4,923	$3,738	$14,050	$11,229

Other comprehensive income (loss), net of tax and reclassification adjustments:
Change in unrealized gain (loss) on securities available for sale arising during the period, net of tax of $700, ($416), $354 and $3,851, respectively	1,008	(641)	479	6,430
Change in unrealized gain (loss) on securities transferred from available for sale to held to maturity, net of tax of $14, $26, $67 and ($1,201), respectively	55	40	136	(1,850)
Total other comprehensive income (loss), net of tax	1,063	(601)	615	4,580
Total comprehensive income	$5,986	$3,137	$14,665	$15,809

See accompanying notes to unaudited condensed consolidated financial statements.

SUFFOLK BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)
For the Nine Months Ended September 30, 2015 and 2014
(in thousands, except per share data)

	Nine Months Ended September 30,
	2015	2014
Common stock
Balance, January 1	$34,591	$34,348
Dividend reinvestment (23,524 and 2,291 shares issued, respectively)	59	5
Stock options exercised (39,334 and 18,735 shares issued, respectively)	98	46
Stock-based compensation	142	184
Ending balance	34,890	34,583
Surplus
Balance, January 1	44,230	43,280
Dividend reinvestment	501	38
Stock options exercised	441	200
Stock-based compensation	484	416
Ending balance	45,656	43,934
Retained earnings
Balance, January 1	116,169	102,273
Net income	14,050	11,229
Cash dividends on common stock ($0.22 and $0.06 per share, respectively)	(2,583)	(699)
Ending balance	127,636	112,803
Treasury stock
Balance, January 1	(5,414)	(5,414)
Ending balance	(5,414)	(5,414)
Accumulated other comprehensive loss, net of tax
Balance, January 1	(6,843)	(7,289)
Other comprehensive income	615	4,580
Ending balance	(6,228)	(2,709)
Total stockholders' equity	$196,540	$183,197

See accompanying notes to unaudited condensed consolidated financial statements.

SUFFOLK BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
For the Nine Months Ended September 30, 2015 and 2014
(in thousands)

	Nine Months Ended September 30,
	2015	2014
NET INCOME	$14,050	$11,229
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES
Provision for loan losses	600	750
Depreciation and amortization	1,740	1,775
Stock-based compensation - net	626	600
Net amortization of premiums	863	889
Originations of mortgage loans held for sale	(31,613)	(10,745)
Proceeds from sale of mortgage loans originated for sale	32,517	11,134
Gain on sale of mortgage loans originated for sale	(290)	(214)
Gain on sale of portfolio loans	(568)	(217)
Decrease (increase) in other intangibles	76	(9)
Deferred tax expense (benefit)	872	(1,914)
Increase in accrued interest and loan fees receivable	(673)	(786)
Decrease in other assets	1,377	613
Adjustment to unfunded pension liability	(334)	(274)
Decrease in other liabilities	(1,598)	(3,133)
Income from bank owned life insurance	(918)	(1,036)
Gain on sale of premises and equipment	-	(752)
Net (gain) loss on sale of securities available for sale	(319)	12
Net cash provided by operating activities	16,408	7,922
CASH FLOWS FROM INVESTING ACTIVITIES
Principal payments on investment securities - available for sale	8,030	9,692
Proceeds from sale of investment securities - available for sale	10,080	20,604
Maturities of investment securities - available for sale	26,505	20,807
Purchases of investment securities - available for sale	(6,800)	(800)
Maturities of investment securities - held to maturity	1,957	994
Purchases of investment securities - held to maturity	(6,000)	(3,434)
Decrease in interest-bearing time deposits in other banks	10,000	-
Decrease (increase) in Federal Reserve and Federal Home Loan Bank stock and other investments	3,019	(337)
Proceeds from sale of portfolio loans	49,871	25,371
Loan originations - net	(227,745)	(217,580)
Proceeds from sale of premises and equipment	-	1,064
Increase in bank owned life insurance	-	(5,000)
Purchases of premises and equipment - net	(1,243)	(727)
Net cash used in investing activities	(132,326)	(149,346)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposit accounts	239,771	70,708
Net (decrease) increase in short-term borrowings	(95,000)	10,000
Net increase in long-term borrowings	15,000	-
Proceeds from stock options exercised	539	246
Cash dividends paid on common stock	(2,583)	(699)
Proceeds from shares issued under the dividend reinvestment plan	560	43
Decrease in capital lease payable	(85)	(74)
Net cash provided by financing activities	158,202	80,224
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	42,284	(61,200)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	55,516	132,352
CASH AND CASH EQUIVALENTS, END OF PERIOD	$97,800	$71,152
SUPPLEMENTAL DATA:
Interest paid	$2,208	$1,892
Income taxes paid	$3,148	$5,264
Loans transferred to held-for-sale	$24,164	$25,221
Investment securities transferred from available for sale to held to maturity	$-	$48,147

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

In the opinion of the Company’s management, the preceding unaudited interim condensed consolidated financial statements contain all adjustments, consisting of normal accruals, necessary for a fair presentation of its condensed consolidated statement of condition as of September 30, 2015, its condensed consolidated statements of income for the three and nine months ended September 30, 2015 and 2014, its condensed consolidated statements of comprehensive income for the three and nine months ended September 30, 2015 and 2014, its condensed consolidated statements of changes in stockholders’ equity for the nine months ended September 30, 2015 and 2014 and its condensed consolidated statements of cash flows for the nine months ended September 30, 2015 and 2014.

The preceding unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X, as well as in accordance with predominant practices within the banking industry. They do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates. The results of operations for the three and nine months ended September 30, 2015 are not necessarily indicative of the results of operations to be expected for the remainder of the year. For further information, please refer to the audited consolidated financial statements and footnotes thereto included in the Company’s 2014 Annual Report on Form 10-K.

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

The reconciliation of basic and diluted weighted average number of common shares outstanding for the three and nine months ended September 30, 2015 and 2014 follows.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Weighted average common shares outstanding	11,674,697	11,586,564	11,636,155	11,578,350
Weighted average unvested restricted shares	111,034	74,980	106,921	33,440
Weighted average shares for basic earnings per share	11,785,731	11,661,544	11,743,076	11,611,790
Additional diluted shares:
Stock options	77,568	54,742	74,823	56,201
Weighted average shares for diluted earnings per share	11,863,299	11,716,286	11,817,899	11,667,991

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

Recent Accounting Guidance – In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606), “Revenue from Contracts with Customers,” which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of the ASU is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. The ASU defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. The FASB recently issued ASU 2015-14 to defer the effective date of the new revenue recognition standard by one year. As such, it now takes effect for public entities in fiscal years beginning after December 15, 2017, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting the ASU recognized at the date of adoption (which includes additional footnote disclosures). Early adoption is permitted for any entity that chooses to adopt the new standard as of the original effective date. The Company has not yet determined the method by which it will adopt ASU 2014-09 in 2018 and does not believe that the adoption will have a material effect on the Company’s consolidated financial statements.

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

2. ACCUMULATED OTHER COMPREHENSIVE INCOME (“AOCI”)
The changes in the Company’s AOCI by component, net of tax, for the three and nine months ended September 30, 2015 and 2014 follow (in thousands).

	Three Months Ended September 30, 2015				Three Months Ended September 30, 2014
	Unrealized Gains and Losses on Available for Sale Securities	Unrealized Losses on Securities Transferred from Available for Sale to Held to Maturity	Pension and Post- Retirement Plan Items	Total	Unrealized Gains and Losses on Available for Sale Securities	Unrealized Losses on Securities Transferred from Available for Sale to Held to Maturity	Pension and Post- Retirement Plan Items	Total
Beginning balance	$2,108	$(1,724)	$(7,675)	$(7,291)	$2,976	$(1,890)	$(3,194)	$(2,108)
Other comprehensive income (loss) before reclassifications	1,087	-	-	1,087	(634)	(1)	-	(635)
Amounts reclassified from AOCI	(79)	55	-	(24)	(7)	41	-	34
Net other comprehensive income (loss)	1,008	55	-	1,063	(641)	40	-	(601)
Ending balance	$3,116	$(1,669)	$(7,675)	$(6,228)	$2,335	$(1,850)	$(3,194)	$(2,709)

	Nine Months Ended September 30, 2015				Nine Months Ended September 30, 2014
	Unrealized Gains and Losses on Available for Sale Securities	Unrealized Losses on Securities Transferred from Available for Sale to Held to Maturity	Pension and Post- Retirement Plan Items	Total	Unrealized Gains and Losses on Available for Sale Securities	Unrealized Losses on Securities Transferred from Available for Sale to Held to Maturity	Pension and Post- Retirement Plan Items	Total
Beginning balance	$2,637	$(1,805)	$(7,675)	$(6,843)	$(4,095)	$-	$(3,194)	$(7,289)
Other comprehensive income (loss) before reclassifications	670	-	-	670	6,423	(1,944)	-	4,479
Amounts reclassified from AOCI	(191)	136	-	(55)	7	94	-	101
Net other comprehensive income (loss)	479	136	-	615	6,430	(1,850)	-	4,580
Ending balance	$3,116	$(1,669)	$(7,675)	$(6,228)	$2,335	$(1,850)	$(3,194)	$(2,709)

Reclassifications out of AOCI for the three and nine months ended September 30, 2015 and 2014 follow (in thousands).

	Amount Reclassified from AOCI
	Three Months Ended September 30,		Nine Months Ended September 30,		Affected Line Item in the Statement
Details about AOCI Components	2015	2014	2015	2014	Where Net Income is Presented
Unrealized gains and losses on available for sale securities	$133	$11	$319	$(12)	Net gain (loss) on sale of securities available for sale

Unrealized losses on securities transferred from available for sale to held to maturity	(69)	(67)	(203)	(153)	Interest income - U.S. Government agency obligations
	(40)	22	(61)	64	Income tax expense
Total, net of tax	$24	$(34)	$55	$(101)

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

In 2014, investment securities with a fair value of $48 million and unrealized loss of $3.2 million were transferred from available for sale to held to maturity. In accordance with U.S. GAAP, the securities were transferred at fair value, which became the amortized cost. The discount will be accreted to interest income over the remaining life of the security. The unrealized holding losses at the date of transfer remained in AOCI and will be amortized simultaneously against interest income. Those entries will offset or mitigate each other.

The amortized cost, fair value and gross unrealized gains and losses of the Company’s investment securities available for sale and held to maturity at September 30, 2015 and December 31, 2014 were as follows (in thousands):

	September 30, 2015				December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale:
U.S. Government agency securities	$38,977	$18	$(201)	$38,794	$42,474	$-	$(897)	$41,577
Obligations of states and political subdivisions	105,217	5,155	-	110,372	131,300	6,469	-	137,769
Collateralized mortgage obligations	16,547	48	(129)	16,466	22,105	423	(531)	21,997
Mortgage-backed securities	89,299	589	(258)	89,630	92,095	88	(1,264)	90,919
Corporate bonds	6,000	-	(30)	5,970	6,336	90	(18)	6,408
Total available for sale securities	256,040	5,810	(618)	261,232	294,310	7,070	(2,710)	298,670
Held to maturity:
U.S. Government agency securities	48,568	2,290	-	50,858	48,365	1,717	-	50,082
Obligations of states and political subdivisions	11,859	633	-	12,492	13,905	809	-	14,714
Corporate bonds	6,000	52	-	6,052	-	-	-	-
Total held to maturity securities	66,427	2,975	-	69,402	62,270	2,526	-	64,796
Total investment securities	$322,467	$8,785	$(618)	$330,634	$356,580	$9,596	$(2,710)	$363,466

At September 30, 2015 and December 31, 2014, investment securities carried at $268 million and $245 million, respectively, were pledged primarily for public funds on deposit and as collateral for the Company’s derivative swap contracts.

The amortized cost, contractual maturities and fair value of the Company’s investment securities at September 30, 2015 (in thousands) are presented in the table below. Collateralized mortgage obligations (“CMOs”) and mortgage-backed securities (“MBS”) assume maturity dates pursuant to average lives.

	September 30, 2015
	Amortized Cost	Fair Value
Securities available for sale:
Due in one year or less	$29,275	$29,688
Due from one to five years	134,171	138,558
Due from five to ten years	92,594	92,986
Total securities available for sale	256,040	261,232
Securities held to maturity:
Due in one year or less	836	859
Due from one to five years	4,363	4,650
Due from five to ten years	38,141	39,351
Due after ten years	23,087	24,542
Total securities held to maturity	66,427	69,402
Total investment securities	$322,467	$330,634

The proceeds from sales of securities available for sale and the associated realized gains and losses are shown below for the periods indicated (in thousands). Realized gains are also inclusive of gains on called securities.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Proceeds	$3,077	$-	$10,080	$20,604

Gross realized gains	$133	$11	$334	$240
Gross realized losses	-	-	(15)	(252)
Net realized gains (losses)	$133	$11	$319	$(12)

Information pertaining to securities with unrealized losses at September 30, 2015 and December 31, 2014, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows (in thousands):

	Less than 12 months		12 months or longer		Total
September 30, 2015	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government agency securities	$13,941	$(52)	$19,851	$(149)	$33,792	$(201)
Collateralized mortgage obligations	-	-	8,447	(129)	8,447	(129)
Mortgage-backed securities	13,841	(79)	18,495	(179)	32,336	(258)
Corporate bonds	5,970	(30)	-	-	5,970	(30)
Total	$33,752	$(161)	$46,793	$(457)	$80,545	$(618)

	Less than 12 months		12 months or longer		Total
December 31, 2014	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government agency securities	$-	$-	$41,577	$(897)	$41,577	$(897)
Collateralized mortgage obligations	-	-	8,417	(531)	8,417	(531)
Mortgage-backed securities	-	-	81,510	(1,264)	81,510	(1,264)
Corporate bonds	-	-	2,982	(18)	2,982	(18)
Total	$-	$-	$134,486	$(2,710)	$134,486	$(2,710)

All securities with unrealized losses for twelve months or longer at September 30, 2015 are issued or guaranteed by U.S. Government agencies or sponsored enterprises and the related unrealized losses resulted solely from the current interest rate environment and the corresponding shape of the yield curve. The Company does not intend to sell and it is not more likely than not that the Company will be required to sell these securities prior to their recovery to a level equal to or greater than amortized cost. Management has determined that no other-than-temporary impairment (“OTTI”) was present at September 30, 2015.

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

In conjunction with the sale of Visa Class B shares in 2013, the Company entered into derivative swap contracts with the purchaser of these Visa Class B shares which provide for settlements between the purchaser and the Company based upon a change in the conversion ratio of Visa Class B shares into Visa Class A shares. The Company’s recorded liability representing the fair value of the derivative was $752 thousand at September 30, 2015 and December 31, 2014.

The present value of estimated future fees to be paid to the derivative counterparty, or carrying costs, calculated by reference to the market price of the Visa Class A shares at a fixed rate of interest are expensed as incurred. For the three and nine months ended September 30, 2015, $73 thousand and $214 thousand, respectively, in such carrying costs was expensed. For the three and nine months ended September 30, 2014, $57 thousand and $172 thousand, respectively, was expensed. The Company has pledged U.S. Government agency securities held in its available for sale portfolio, with a market value of approximately $3 million at both September 30, 2015 and December 31, 2014, as collateral for the derivative swap contracts.

Subjectivity has been used in estimating the fair value of both the derivative liability and the associated fees, but management believes that these fair value estimates are adequate based on available information. However, future developments in the litigation could require potentially significant changes to these estimates.

At September 30, 2015, the Company still owned 38,638 Visa Class B shares subsequent to the sales described here. Upon termination of the existing transfer restriction and settlement of the litigation, and to the extent that the Company continues to own such Visa Class B shares in the future, the Company expects to record its Visa Class B shares at fair value.

4. LOANS
At September 30, 2015 and December 31, 2014, net loans disaggregated by class consisted of the following (in thousands):

	September 30, 2015	December 31, 2014
Commercial and industrial	$181,116	$177,813
Commercial real estate	648,132	560,524
Multifamily	392,921	309,666
Mixed use commercial	64,381	34,806
Real estate construction	32,896	26,206
Residential mortgages	186,545	187,828
Home equity	46,990	50,982
Consumer	6,539	7,602
Gross loans	1,559,520	1,355,427
Allowance for loan losses	(20,315)	(19,200)
Net loans at end of period	$1,539,205	$1,336,227

The following summarizes the activity in the allowance for loan losses disaggregated by class for the periods indicated (in thousands).

	Three Months Ended September 30, 2015					Three Months Ended September 30, 2014
	Balance at beginning of period	Charge-offs	Recoveries	(Credit) provision for loan losses	Balance at end of period	Balance at beginning of period	Charge-offs	Recoveries	(Credit) provision for loan losses	Balance at end of period
Commercial and industrial	$2,073	$(252)	$138	$(62)	$1,897	$2,932	$(104)	$160	$(1,121)	$1,867
Commercial real estate	6,000	-	10	420	6,430	7,899	-	11	(499)	7,411
Multifamily	4,065	-	-	252	4,317	2,444	-	-	238	2,682
Mixed use commercial	465	-	-	129	594	212	-	-	(6)	206
Real estate construction	478	-	-	8	486	230	-	-	36	266
Residential mortgages	2,571	-	4	120	2,695	2,650	-	4	193	2,847
Home equity	672	-	10	(6)	676	761	-	3	(55)	709
Consumer	150	(1)	5	(29)	125	166	(15)	13	13	177
Unallocated	3,577	-	-	(482)	3,095	1,184	-	-	1,451	2,635
Total	$20,051	$(253)	$167	$350	$20,315	$18,478	$(119)	$191	$250	$18,800

	Nine Months Ended September 30, 2015					Nine Months Ended September 30, 2014
	Balance at beginning of period	Charge-offs	Recoveries	(Credit) provision for loan losses	Balance at end of period	Balance at beginning of period	Charge-offs	Recoveries	(Credit) provision for loan losses	Balance at end of period
Commercial and industrial	$1,560	$(744)	$1,174	$(93)	$1,897	$2,615	$(419)	$663	$(992)	$1,867
Commercial real estate	6,777	-	28	(375)	6,430	6,572	-	508	331	7,411
Multifamily	4,018	-	-	299	4,317	2,159	-	-	523	2,682
Mixed use commercial	261	-	-	333	594	54	-	-	152	206
Real estate construction	383	-	-	103	486	88	-	-	178	266
Residential mortgages	3,027	-	31	(363)	2,695	2,463	(32)	12	404	2,847
Home equity	709	-	17	(50)	676	745	-	48	(84)	709
Consumer	166	(11)	20	(50)	125	241	(19)	26	(71)	177
Unallocated	2,299	-	-	796	3,095	2,326	-	-	309	2,635
Total	$19,200	$(755)	$1,270	$600	$20,315	$17,263	$(470)	$1,257	$750	$18,800

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

At September 30, 2015 and December 31, 2014, the ending balance in the allowance for loan losses disaggregated by class and impairment methodology is as follows (in thousands). Also in the tables below are total loans at September 30, 2015 and December 31, 2014 disaggregated by class and impairment methodology (in thousands).

	Allowance for Loan Losses			Loan Balances
September 30, 2015	Individually evaluated for impairment	Collectively evaluated for impairment	Ending balance	Individually evaluated for impairment	Collectively evaluated for impairment	Ending balance
Commercial and industrial	$-	$1,897	$1,897	$4,674	$176,442	$181,116
Commercial real estate	-	6,430	6,430	5,285	642,847	648,132
Multifamily	-	4,317	4,317	-	392,921	392,921
Mixed use commercial	-	594	594	-	64,381	64,381
Real estate construction	-	486	486	-	32,896	32,896
Residential mortgages	749	1,946	2,695	5,747	180,798	186,545
Home equity	182	494	676	1,852	45,138	46,990
Consumer	60	65	125	384	6,155	6,539
Unallocated	-	3,095	3,095	-	-	-
Total	$991	$19,324	$20,315	$17,942	$1,541,578	$1,559,520

	Allowance for Loan Losses			Loan Balances
December 31, 2014	Individually evaluated for impairment	Collectively evaluated for impairment	Ending balance	Individually evaluated for impairment	Collectively evaluated for impairment	Ending balance
Commercial and industrial	$16	$1,544	$1,560	$4,889	$172,924	$177,813
Commercial real estate	-	6,777	6,777	10,214	550,310	560,524
Multifamily	-	4,018	4,018	-	309,666	309,666
Mixed use commercial	-	261	261	-	34,806	34,806
Real estate construction	-	383	383	-	26,206	26,206
Residential mortgages	809	2,218	3,027	5,422	182,406	187,828
Home equity	92	617	709	1,567	49,415	50,982
Consumer	88	78	166	323	7,279	7,602
Unallocated	-	2,299	2,299	-	-	-
Total	$1,005	$18,195	$19,200	$22,415	$1,333,012	$1,355,427

The following table presents the Company’s impaired loans disaggregated by class at September 30, 2015 and December 31, 2014 (in thousands).

	September 30, 2015			December 31, 2014
	Unpaid Principal Balance	Recorded Balance	Allowance Allocated	Unpaid Principal Balance	Recorded Balance	Allowance Allocated
With no allowance recorded:
Commercial and industrial	$4,668	$4,668	$-	$4,833	$4,833	$-
Commercial real estate	5,703	5,285	-	10,632	10,214	-
Residential mortgages	2,209	2,080	-	1,645	1,516	-
Home equity	1,398	1,398	-	1,377	1,377	-
Consumer	210	210	-	137	137	-
Subtotal	14,188	13,641	-	18,624	18,077	-

With an allowance recorded:
Commercial and industrial	6	6	-	57	56	16
Residential mortgages	3,667	3,667	749	3,906	3,906	809
Home equity	590	454	182	326	190	92
Consumer	175	174	60	185	186	88
Subtotal	4,438	4,301	991	4,474	4,338	1,005
Total	$18,626	$17,942	$991	$23,098	$22,415	$1,005

The following table presents the Company’s average recorded investment in impaired loans and the related interest income recognized disaggregated by class for the three and nine months ended September 30, 2015 and 2014 (in thousands). No interest income was recognized on a cash basis on impaired loans for any of the periods presented. The interest income recognized on accruing impaired loans is shown in the following table.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015		2014		2015		2014
	Average recorded investment in impaired loans	Interest income recognized on impaired loans	Average recorded investment in impaired loans	Interest income recognized on impaired loans	Average recorded investment in impaired loans	Interest income recognized on impaired loans	Average recorded investment in impaired loans	Interest income recognized on impaired loans
Commercial and industrial	$2,322	$226	$7,061	$128	$3,331	$485	$7,304	$679
Commercial real estate	6,213	48	10,424	49	8,590	647	11,045	204
Residential mortgages	5,817	166	5,148	24	5,604	245	5,069	100
Home equity	1,752	15	811	6	1,687	43	767	26
Consumer	349	5	289	7	374	11	222	14
Total	$16,453	$460	$23,733	$214	$19,586	$1,431	$24,407	$1,023

TDRs are modifications or renewals where the Company has granted a concession to a borrower in financial distress. The Company reviews all modifications and renewals for determination of TDR status. The Company allocated $748 thousand and $790 thousand of specific reserves to customers whose loan terms have been modified as TDRs as of September 30, 2015 and December 31, 2014, respectively. These loans involved the restructuring of terms to allow customers to mitigate the risk of default by meeting a lower payment requirement based upon their current cash flow. These may also include loans that renewed at existing contractual rates, but below market rates for comparable credit.

A total of $45 thousand and $100 thousand were committed to be advanced in connection with TDRs as of September 30, 2015 and December 31, 2014, respectively, representing the amount the Company is legally required to advance under existing loan agreements. These loans are not in default under the terms of the loan agreements and are accruing interest. It is the Company’s policy to evaluate advances on such loans on a case-by-case basis. Absent a legal obligation to advance pursuant to the terms of the loan agreement, the Company generally will not advance funds for which it has outstanding commitments, but may do so in certain circumstances.

Outstanding TDRs, disaggregated by class, at September 30, 2015 and December 31, 2014 are as follows (dollars in thousands):

	September 30, 2015		December 31, 2014
TDRs Outstanding	Number of Loans	Outstanding Recorded Balance	Number of Loans	Outstanding Recorded Balance
Commercial and industrial	18	$1,217	31	$3,683
Commercial real estate	6	5,068	8	10,179
Residential mortgages	21	4,576	19	4,314
Home equity	6	1,391	5	1,216
Consumer	8	308	7	281
Total	59	$12,560	70	$19,673

The following presents, disaggregated by class, information regarding TDRs executed during the three and nine months ended September 30, 2015 and 2014 (dollars in thousands):

	Three Months Ended September 30,
	2015			2014
New TDRs	Number of Loans	Pre-Modification Outstanding Recorded Balance	Post-Modification Outstanding Recorded Balance	Number of Loans	Pre-Modification Outstanding Recorded Balance	Post-Modification Outstanding Recorded Balance
Commercial and industrial	1	$8	$8	-	$-	$-
Home equity	1	192	192	1	98	98
Consumer	1	43	43	1	46	46
Total	3	$243	$243	2	$144	$144

	Nine Months Ended September 30,
	2015			2014
New TDRs	Number of Loans	Pre-Modification Outstanding Recorded Balance	Post-Modification Outstanding Recorded Balance	Number of Loans	Pre-Modification Outstanding Recorded Balance	Post-Modification Outstanding Recorded Balance
Commercial and industrial	3	$343	$343	10	$1,877	$1,877
Commercial real estate	-	-	-	2	5,161	5,161
Residential mortgages	2	194	199	3	273	273
Home equity	1	192	192	3	207	207
Consumer	1	43	43	4	145	145
Total	7	$772	$777	22	$7,663	$7,663

Presented below and disaggregated by class is information regarding loans modified as TDRs that had payment defaults of 90 days or more within twelve months of restructuring during the nine months ended September 30, 2015 and 2014 (dollars in thousands). There were no such loans during the three months ended September 30, 2015 and 2014.

	Nine Months Ended September 30,
	2015		2014
Defaulted TDRs	Number of Loans	Outstanding Recorded Balance	Number of Loans	Outstanding Recorded Balance
Commercial real estate	-	$-	2	$1,536
Consumer	1	46	-	-
Total	1	$46	2	$1,536

Not all loan modifications are TDRs. In some cases, the Company might provide a concession, such as a reduction in interest rate, but the borrower is not experiencing financial distress. This could be the case if the Company is matching a competitor’s interest rate.

The following table presents a summary of non-performing assets for each period (in thousands):

	September 30, 2015	December 31, 2014
Non-accrual loans	$7,501	$12,981
Non-accrual loans held for sale	-	-
Loans 90 days past due and still accruing	-	-
OREO	-	-
Total non-performing assets	$7,501	$12,981
TDRs accruing interest	$10,172	$9,380
TDRs non-accruing	$2,388	$10,293

At September 30, 2015 and December 31, 2014, non-accrual loans disaggregated by class were as follows (dollars in thousands):

	September 30, 2015				December 31, 2014
	Non- accrual loans	% of Total	Total Loans	% of Total Loans	Non- accrual loans	% of Total	Total Loans	% of Total Loans
Commercial and industrial	$3,662	48.8%	$181,116	0.2%	$4,060	31.3%	$177,813	0.3%
Commercial real estate	1,746	23.3	648,132	0.1	6,556	50.5	560,524	0.5
Multifamily	-	-	392,921	-	-	-	309,666	-
Mixed use commercial	-	-	64,381	-	-	-	34,806	-
Real estate construction	-	-	32,896	-	-	-	26,206	-
Residential mortgages	1,424	19.0	186,545	0.1	2,020	15.6	187,828	0.1
Home equity	548	7.3	46,990	0.1	303	2.3	50,982	0.1
Consumer	121	1.6	6,539	-	42	0.3	7,602	-
Total	$7,501	100.0%	$1,559,520	0.5%	$12,981	100.0%	$1,355,427	1.0%

Additional interest income of approximately $138 thousand and $185 thousand would have been recorded during the three months ended September 30, 2015 and 2014, respectively, and $270 thousand and $824 thousand during the nine months ended September 30, 2015 and 2014, respectively, if non-accrual loans had performed in accordance with their original terms.

At September 30, 2015 and December 31, 2014, past due loans disaggregated by class were as follows (in thousands).

	Past Due
September 30, 2015	30 - 59 days	60 - 89 days	90 days and over	Total	Current	Total
Commercial and industrial	$-	$-	$3,662	$3,662	$177,454	$181,116
Commercial real estate	-	-	1,746	1,746	646,386	648,132
Multifamily	-	-	-	-	392,921	392,921
Mixed use commercial	-	-	-	-	64,381	64,381
Real estate construction	-	-	-	-	32,896	32,896
Residential mortgages	523	176	1,424	2,123	184,422	186,545
Home equity	302	-	548	850	46,140	46,990
Consumer	-	-	121	121	6,418	6,539
Total	$825	$176	$7,501	$8,502	$1,551,018	$1,559,520
% of Total Loans	0.1%	0.0%	0.5%	0.6%	99.4%	100.0%

	Past Due
December 31, 2014	30 - 59 days	60 - 89 days	90 days and over	Total	Current	Total
Commercial and industrial	$52	$241	$4,060	$4,353	$173,460	$177,813
Commercial real estate	-	-	6,556	6,556	553,968	560,524
Multifamily	-	-	-	-	309,666	309,666
Mixed use commercial	-	-	-	-	34,806	34,806
Real estate construction	-	-	-	-	26,206	26,206
Residential mortgages	822	-	2,020	2,842	184,986	187,828
Home equity	-	112	303	415	50,567	50,982
Consumer	59	77	42	178	7,424	7,602
Total	$933	$430	$12,981	$14,344	$1,341,083	$1,355,427
% of Total Loans	0.1%	0.0%	1.0%	1.1%	98.9%	100.0%

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

The Bank annually reviews the ratings on all loans greater than $750 thousand. Semi-annually, the Bank engages an independent third-party to review a significant portion of loans within the commercial and industrial, commercial real estate, multifamily, mixed use commercial and real estate construction loan classes. Management uses the results of these reviews as part of its ongoing review process.

The following presents the Company’s loan portfolio credit risk profile by internally assigned grade disaggregated by class of loan at September 30, 2015 and December 31, 2014 (in thousands).

	September 30, 2015				December 31, 2014
	Grade				Grade
	Pass	Special mention	Substandard	Total	Pass	Special mention	Substandard	Total
Commercial and industrial	$170,122	$1,788	$9,206	$181,116	$167,922	$1,225	$8,666	$177,813
Commercial real estate	632,330	12,292	3,510	648,132	536,536	9,182	14,806	560,524
Multifamily	392,921	-	-	392,921	309,666	-	-	309,666
Mixed use commercial	64,369	-	12	64,381	34,806	-	-	34,806
Real estate construction	32,896	-	-	32,896	26,206	-	-	26,206
Residential mortgages	184,747	-	1,798	186,545	183,263	-	4,565	187,828
Home equity	46,442	-	548	46,990	49,569	-	1,413	50,982
Consumer	6,375	-	164	6,539	7,279	-	323	7,602
Total	$1,530,202	$14,080	$15,238	$1,559,520	$1,315,247	$10,407	$29,773	$1,355,427
% of Total	98.1%	0.9%	1.0%	100.0%	97.0%	0.8%	2.2%	100.0%

5. EMPLOYEE BENEFITS

Retirement Plan - The Company’s retirement plan is noncontributory and covers substantially all eligible employees. The plan conforms to the provisions of the Employee Retirement Income Security Act of 1974, as amended, and the Pension Protection Act of 2006, which requires certain funding rules for defined benefit plans. The Company’s policy is to accrue for all pension costs and to fund the maximum amount allowable for tax purposes. Actuarial gains and losses that arise from changes in assumptions concerning future events are amortized over a period that reflects the long-term nature of pension expense used in estimating pension costs. On December 31, 2012, the Company’s retirement plan was frozen such that no additional pension benefits would accumulate. For the three months ended September 30, 2015 and 2014, the Company’s net periodic pension credit was $111 thousand and $91 thousand, respectively, and $333 thousand and $273 thousand, respectively, for the nine months ended September 30, 2015 and 2014.

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

The total intrinsic value of options exercised during the first nine months of 2015 and 2014 was $438 thousand and $145 thousand, respectively. The total cash received from such option exercises was $539 thousand and $246 thousand, respectively, excluding the tax benefit realized. In exercising those options, 39,334 shares and 18,735 shares, respectively, of the Company’s common stock were issued.

Both plans provide for but do not require the grant of stock appreciation rights (“SARs”) that the holder may exercise instead of the underlying option. At September 30, 2015, there were 6,000 SARs outstanding related to options granted before 2011. The SARs had no intrinsic value at September 30, 2015. When the SAR is exercised, the underlying option is canceled. The optionee receives shares of common stock or cash with a fair market value equal to the excess of the fair value of the shares subject to the option at the time of exercise (or the portion thereof so exercised) over the aggregate option price of the shares set forth in the option agreement. The exercise of SARs is treated as the exercise of the underlying option.

A summary of stock option activity follows:

	Number of Shares	Weighted-Average Exercise Price Per Share
Outstanding, January 1, 2015	251,100	$16.33
Granted	-	-
Exercised	(39,334)	$13.71
Forfeited or expired	(16,666)	$19.67
Outstanding, September 30, 2015	195,100	$16.58

The following summarizes shares subject to purchase from stock options outstanding and exercisable as of September 30, 2015:

	Outstanding			Exercisable
Range of Exercise Prices	Shares	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Shares	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price
$10.00 - $14.00	90,000	6.3 years	$11.68	56,667	6.4 years	$12.20
$14.01 - $20.00	83,100	7.8 years	$17.80	50,774	7.8 years	$17.64
$20.01 - $30.00	5,000	3.3 years	$28.30	5,000	3.3 years	$28.30
$30.01 - $40.00	17,000	1.3 years	$33.12	17,000	1.3 years	$33.12
	195,100	6.4 years	$16.58	129,441	6.1 years	$17.70

Restricted Stock Awards
Under the Company’s Amended and Restated 2009 Stock Incentive Plan (the “2009 Plan”), the Company can award options, SARs and restricted stock. During the first nine months of 2015, the Company awarded 71,612 shares of restricted stock to certain key employees and directors. Generally, the restricted stock awards vest over a three-year period commencing one year from the date of grant at a rate of one-third per year. The fair value of the 25,948 restricted shares that vested during the first nine months of 2015 was $585 thousand. Of the 25,948 vested shares, 4,787 were withheld to pay taxes due upon vesting. A summary of restricted stock activity follows:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Nonvested, January 1, 2015	72,350	$22.51
Granted	71,612	$23.18
Vested	(25,948)	$22.55
Forfeited or expired	(9,941)	$22.61
Nonvested, September 30, 2015	108,073	$22.94

The Company recognizes compensation expense for the fair value of stock options and restricted stock on a straight line basis over the requisite service period of the grants. Compensation expense related to stock-based compensation amounted to $626 thousand and $600 thousand for the nine months ended September 30, 2015 and 2014, respectively. The remaining unrecognized compensation cost of approximately $94 thousand and $1.9 million at September 30, 2015 related to stock options and restricted stock, respectively, will be expensed over the remaining weighted average vesting period of approximately 1.0 year and 2.1 years, respectively.

Under the 2009 Plan, a total of 500,000 shares of the Company’s common stock were reserved for issuance, of which 162,930 shares remain for possible issuance at September 30, 2015. There are no remaining shares reserved for issuance under the 1999 Stock Option Plan.

7. INCOME TAXES
The deferred tax assets and liabilities are netted and presented in a single amount which is included in deferred taxes in the accompanying consolidated statements of condition. The realization of deferred tax assets (“DTAs”) (net of a recorded valuation allowance) is largely dependent upon future taxable income, future reversals of existing taxable temporary differences and the ability to carry back losses to available tax years. In assessing the need for a valuation allowance, the Company considers positive and negative evidence, including taxable income in carryback years, scheduled reversals of deferred tax liabilities, expected future taxable income and tax planning strategies. At September 30, 2015 the Company had no remaining Federal net operating loss carryforwards and had net operating loss carryforwards of approximately $15.0 million for New York State (“NYS”) income tax purposes, which may be applied against future taxable income. The Company has a full valuation allowance of $668 thousand, tax effected, on the NYS net operating loss carryforward due to the Company’s significant tax-exempt investment income. The valuation allowance may be reversed to income in future periods to the extent that the related DTAs are realized or when the Company returns to consistent, taxable earnings in NYS. The NYS unused net operating loss carryforwards are expected to expire in varying amounts through the year 2032.

The Company recorded income tax expense of $4.7 million in the year-to-date September 2015 period resulting in an effective tax rate of 25.0% versus an income tax expense of $3.0 million and an effective tax rate of 21.3% in the comparable period a year ago. The increase in both income tax expense and the effective tax rate in 2015 resulted from an increase in earnings relative to tax-exempt income which has decreased year over year and, additionally, the change in the federal tax rate from 34% to 35% based on the federal tax rates expected to be in effect during the periods in which the temporary differences reverse.

The Company has no unrecognized tax benefits at September 30, 2015 as compared to $34 thousand at December 31, 2014. The Company files income tax returns in the U.S. federal jurisdiction and in New York State. Federal returns are subject to audits by tax authorities and the Company is currently under an audit for the tax year 2013. It is not anticipated that the unrecognized tax benefits will significantly change over the next 12 months.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total, tier 1 and common equity tier 1 capital, as defined in the federal banking regulations, to risk-weighted assets and of tier 1 capital to adjusted average assets (leverage). Management believes, as of September 30, 2015, that the Company and the Bank met all such capital adequacy requirements to which it is subject.

In July 2013, the Office of the Comptroller of the Currency (“OCC”) approved new rules on regulatory capital applicable to national banks, implementing Basel III. Most banking organizations were required to apply the new capital rules on January 1, 2015. The final rules set a new common equity tier 1 requirement and higher minimum tier 1 requirements for all banking organizations. They also place limits on capital distributions and certain discretionary bonus payments if a banking organization does not maintain a buffer of common equity tier 1 capital above minimum capital requirements. The rules revise the prompt corrective action framework to incorporate the new regulatory capital minimums. They also enhance risk sensitivity and address weaknesses identified over recent years with the measure of risk-weighted assets, including through new measures of creditworthiness to replace references to credit ratings, consistent with section 939A of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). The Company’s implementation of the new rules on January 1, 2015 did not have a material impact on its capital needs.

The Bank’s capital amounts (in thousands) and ratios are as follows:

	Actual capital ratios		Minimum for capital adequacy		Minimum to be Well Capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2015
Total capital to risk-weighted assets	$216,671	13.01%	$133,233	8.00%	$166,541	10.00%
Tier 1 capital to risk-weighted assets	196,066	11.77%	99,925	6.00%	133,233	8.00%
Common equity tier 1 capital to risk-weighted assets	196,066	11.77%	74,944	4.50%	108,252	6.50%
Tier 1 capital to adjusted average assets (leverage)	196,066	9.78%	80,223	4.00%	100,279	5.00%

December 31, 2014
Total capital to risk-weighted assets	$201,476	13.25%	$121,608	8.00%	$152,010	10.00%
Tier 1 capital to risk-weighted assets	182,469	12.00%	60,804	4.00%	91,206	6.00%
Tier 1 capital to adjusted average assets (leverage)	182,469	9.96%	73,312	4.00%	91,640	5.00%

The Company’s tier 1 leverage, common equity tier 1 risk-based, tier 1 risk-based and total risk-based capital ratios were 9.95%, 11.98%, 11.98% and 13.21%, respectively, at September 30, 2015. The Company’s tier 1 leverage, tier 1 risk-based and total risk-based capital ratios were 10.04%, 12.10% and 13.35%, respectively, at December 31, 2014.

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

The following table presents the carrying amounts and fair values of the Company’s financial instruments (in thousands).

	Level in	September 30, 2015		December 31, 2014
	Fair Value	Carrying	Fair	Carrying	Fair
	Hierarchy	Amount	Value	Amount	Value

Financial Assets:
Cash and due from banks	Level 1	$97,800	$97,800	$54,516	$54,516
Federal funds sold	Level 2	-	-	1,000	1,000
Interest-bearing time deposits in other banks	Level 2	-	-	10,000	10,017
Investment securities held to maturity	Level 2	66,427	69,402	62,270	64,796
Investment securities available for sale	Level 2	261,232	261,232	298,670	298,670
Loans held for sale	Level 2	745	745	26,495	26,495
Loans, net of allowance	Level 2, 3 (1)	1,539,205	1,537,750	1,336,227	1,329,041
Accrued interest and loan fees receivable	Level 2	6,349	6,349	5,676	5,676

Financial Liabilities:
Non-maturity deposits	Level 2	1,560,292	1,560,292	1,337,301	1,337,301
Time deposits	Level 2	235,539	235,883	218,759	219,089
Borrowings	Level 2	50,000	50,052	130,000	130,004
Accrued interest payable	Level 2	187	187	136	136
Derivatives	Level 3	752	752	752	752

(1)	Impaired loans are generally classified within Level 3 of the fair value hierarchy.

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

In conjunction with the sale of Visa Class B shares in 2013, the Company entered into derivative swap contracts with the purchaser of its Visa Class B shares. The fair value of these derivatives is measured using an internal model that includes the use of probability weighted scenarios for estimates of Visa’s aggregate exposure to the litigation matters, with consideration of amounts funded by Visa into its escrow account for this litigation. At September 30, 2015, the Company estimates a fair value for these derivatives at approximately 10% of the net proceeds from the Company’s sale of the related Visa Class B shares. Since this estimation process requires application of judgment in developing significant unobservable inputs used to determine the possible outcomes and the probability weighting assigned to each scenario, these derivatives have been classified as Level 3 within the valuation hierarchy. (See also Note 3. Investment Securities contained herein.)

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

Assets measured at fair value on a non-recurring basis are as follows (in thousands):

Assets:	September 30, 2015	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Impaired loans	$3,304	$3,304
Total	$3,304	$3,304

Assets:	December 31, 2014	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Impaired loans	$3,293	$3,293
Total	$3,293	$3,293

The Company had no liabilities measured at fair value on a non-recurring basis at September 30, 2015 and December 31, 2014.

The following presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis (dollars in thousands):

	Fair Value at
Assets:	September 30, 2015	December 31, 2014	Valuation Technique	Unobservable Inputs	Discount
Impaired loans:

Residential mortgages	2,918	3,097	Third party appraisal	Discount to appraised value	25	% (1)

Home equity	272	98	Third party appraisal	Discount to appraised value	25	% (1)

Consumer	114	98	Third party appraisal	Discount to appraised value	25	% (2)
Total	$3,304	$3,293

(1) Of which estimated selling costs are approximately 9% - 15% of the total discount.
(2) Of which estimated selling costs are approximately 10% - 12% of the total discount.

The following presents fair value measurements on a recurring basis at September 30, 2015 and December 31, 2014 (in thousands):

		Fair Value Measurements Using
		Significant Other Observable Inputs	Significant Unobservable Inputs
Assets:	September 30, 2015	(Level 2)	(Level 3)
U.S. Government agency securities	$38,794	$38,794	$-
Obligations of states and political subdivisions	110,372	110,372	-
Collateralized mortgage obligations	16,466	16,466	-
Mortgage-backed securities	89,630	89,630	-
Corporate bonds	5,970	5,970	-
Total	$261,232	$261,232	$-

Liabilities:
Derivatives	752	$-	$752
Total	$752	$-	$752

		Fair Value Measurements Using
		Significant Other Observable Inputs	Significant Unobservable Inputs
Assets:	December 31, 2014	(Level 2)	(Level 3)
U.S. Government agency securities	$41,577	$41,577	$-
Obligations of states and political subdivisions	137,769	137,769	-
Collateralized mortgage obligations	21,997	21,997	-
Mortgage-backed securities	90,919	90,919	-
Corporate bonds	6,408	6,408	-
Total	$298,670	$298,670	$-

Liabilities:
Derivatives	752	$-	$752
Total	$752	$-	$752

Reconciliations for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) follow (in thousands).

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	Liabilities Derivatives	Liabilities Derivatives	Liabilities Derivatives	Liabilities Derivatives
Beginning balance	$752	$932	$752	$932
Net change	-	-	-	-
Ending balance	$752	$932	$752	$932

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

11. BORROWINGS
The following summarizes borrowed funds at September 30, 2015 and December 31, 2014 (dollars in thousands):

As of or for the Nine Months Ended September 30, 2015	Federal Home Loan Bank Borrowings Short-Term	Federal Home Loan Bank Borrowings Long-Term	Federal Funds Purchased
Daily average outstanding	$69,066	$9,396	$2
Total interest cost	186	124	-
Average interest rate paid	0.36%	1.76%	0.45%
Maximum amount outstanding at any month-end	$155,000	$15,000	$-
Ending balance	35,000	15,000	-
Weighted-average interest rate on balances outstanding	0.40%	1.76%	-%

As of or for the Year Ended December 31, 2014	Federal Home Loan Bank Borrowings Short-Term	Federal Home Loan Bank Borrowings Long-Term	Federal Funds Purchased
Daily average outstanding	$13,051	$-	$8
Total interest cost	48	-	-
Average interest rate paid	0.37%	-%	0.46%
Maximum amount outstanding at any month-end	$130,000	$-	$-
Ending balance	130,000	-	-
Weighted-average interest rate on balances outstanding	0.32%	-%	-%

Assets pledged as collateral to the Federal Home Loan Bank (“FHLB”), consisting of eligible loans and investment securities, at September 30, 2015 and December 31, 2014 resulted in a maximum borrowing potential of $673 million and $505 million, respectively. The Company had $50 million and $130 million in FHLB borrowings at September 30, 2015 and December 31, 2014, respectively.

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

Financial Performance Summary
As of or for the quarters and nine months ended September 30, 2015 and 2014
(dollars in thousands, except per share data)

	Quarters ended September 30,		Over/ (under)		Nine months ended September 30,		Over/ (under)
	2015	2014	2014		2015	2014	2014
Revenue (1)	$19,805	$18,099	9.4%		$58,284	$54,709	6.5%
Operating expenses	$12,668	$13,236	(4.3%)		$38,950	$39,697	(1.9%)
Provision for loan losses	$350	$250	40.0%		$600	$750	(20.0%)
Net income	$4,923	$3,738	31.7%		$14,050	$11,229	25.1%
Net income per common share - diluted	$0.42	$0.32	31.3%		$1.19	$0.96	24.0%
Return on average assets	0.97%	0.84%	13	bp	0.96%	0.87%	9	bp
Return on average stockholders' equity	10.15%	8.18%	197	bp	9.95%	8.51%	144	bp
Tier 1 leverage ratio	9.95%	10.21%	(26)	bp	9.95%	10.21%	(26)	bp
Common equity tier 1 risk-based capital ratio	11.98%	N/A	N/A		11.98%	N/A	N/A
Tier 1 risk-based capital ratio	11.98%	12.84%	(86)	bp	11.98%	12.84%	(86)	bp
Total risk-based capital ratio	13.21%	14.09%	(88)	bp	13.21%	14.09%	(88)	bp
Tangible common equity ratio (non-GAAP)	9.38%	10.07%	(69)	bp	9.38%	10.07%	(69)	bp
Total stockholders' equity/total assets (2)	9.51%	10.22%	(71)	bp	9.51%	10.22%	(71)	bp

bp - denotes basis points; 100 bp equals 1%.
(1)	Represents net interest income plus total non-interest income.
(2)	The ratio of total stockholders' equity to total assets is the most comparable U.S. GAAP measure to the non-GAAP tangible common equity ratio presented herein.

At September 30, 2015, the Company, on a consolidated basis, had total assets of $2.1 billion, total deposits of $1.8 billion and total stockholders’ equity of $197 million. The Company recorded net income of $4.9 million, or $0.42 per diluted common share, for the third quarter of 2015, compared to $3.7 million, or $0.32 per diluted common share, for the same period in 2014. The 31.7% improvement in third quarter 2015 net income resulted from a $1.8 million increase in net interest income and a $568 thousand reduction in total operating expenses in 2015 versus the comparable 2014 period. Partially offsetting these improvements was a $123 thousand reduction in non-interest income and a $100 thousand increase in the provision for loan losses in 2015 versus 2014. The Company’s effective tax rate increased to 27.5% in 2015 from 19.0% a year ago.  Excluding net non-accrual interest received, core net income increased by 31.2% to $4.8 million in the third quarter of 2015 from $3.6 million in the comparable 2014 period. (See also Non-GAAP Disclosure contained herein.)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2015	2014	2015	2014
CORE NET INCOME:
Net income, as reported	$4,923	$3,738	$14,050	$11,229

Less:
Gain on sale of branch building and parking lot	-	-	-	(746)
Branch consolidation credits	-	-	-	(449)
Net non-accrual interest adjustment	(199)	(117)	(1,173)	(789)
Total adjustments, before income taxes	(199)	(117)	(1,173)	(1,984)
Adjustment for reported effective income tax rate	(55)	(22)	(293)	(422)
Total adjustments, after income taxes	(144)	(95)	(880)	(1,562)

Core net income	$4,779	$3,643	$13,170	$9,667

The Company’s return on average assets and return on average common stockholders’ equity were 0.97% and 10.15%, respectively, in the third quarter of 2015 versus 0.84% and 8.18%, respectively, in the third quarter of 2014.

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

Thus far in 2015, the Company has experienced a $204 million or 15.1% increase in the total loan portfolio, from $1.4 billion at December 31, 2014 to $1.6 billion at September 30, 2015. Linked-quarter growth was approximately $83 million, from $1.5 billion at June 30, 2015, a 5.6% increase. Total loans at September 30, 2015 represented a 23.6% increase from the comparable 2014 date. Loan growth was net of the third quarter 2015 sale of approximately $25 million in multifamily loans, generating a net gain of $370 thousand. The Company’s strong loan origination capability as it expands west gives it the ability to take advantage of a deep and attractive market for the high quality multifamily loans the Company is originating in New York City. This presents the Company with flexibility to periodically complete strategic sales, such as that in the third quarter of 2015, in order to generate non-interest income, protect net interest margin and avoid becoming too concentrated in a single product line. The Company’s loan pipeline continues to be robust and management remains optimistic about the prospect for continued strong loan growth for the rest of 2015 and into early 2016.

Third quarter 2015 lending results indicate that the Company’s core growth strategy of protecting and enhancing traditional markets on the east end of Long Island, while simultaneously expanding west, is working as envisioned. As the local economy has improved, loan demand has strengthened in the Company’s traditional markets. In addition, the loan production offices opened during the last three years in Melville, Garden City and Long Island City, are all contributing substantially to the Company’s results. Management believes the Company is only in the early stages of its proven and successful expansion strategy.

The credit quality of the Company’s loan portfolio continues to be very strong in all categories. Total non-accrual loans at September 30, 2015 were $7.5 million, or 0.48% of total loans, compared to $5.5 million, or 0.37% of total loans at June 30, 2015, with the increase largely the result of a single relationship that was paid down significantly early in the fourth quarter of 2015. All other key credit metrics remain solid and reflect management’s steadfast commitment to a strong credit culture. Early delinquencies (30-89 days past due), which are managed aggressively as a harbinger of future credit issues, were extremely low at $1.0 million, or 0.06% of total loans at September 30, 2015. Given the continuous improvement in the credit quality of the Company’s loan portfolio, as well as the strengthening economic conditions in the Company’s markets, management believes the Company is well reserved. The Company’s allowance for loan losses at September 30, 2015 was $20.3 million, or 1.30% of total loans and 271% of total non-accrual loans.

Quarterly deposit generation results continue to indicate that the core deposit franchise the Company has built over 125 years is unique in the local marketplace and gives it a significant competitive advantage, particularly in a rising rate environment. At the end of the 2015 third quarter, 45% of the Company’s total deposits were demand deposits, resulting in a cost of funds of 18 basis points and a core net interest margin of 3.85%. In addition, core deposits represented 87% of total deposits at September 30, 2015. The Company’s continuing ability to bring in new customer relationships, provide superior customer service and focus on low funding costs is how the Company does business and it has benefitted from that approach throughout all interest rate cycles over many decades. Management continues to maintain an asset sensitive balance sheet for the Company so that, over time, the Company will be positioned to benefit from positive earnings leverage as interest rates rise and the yields on its relatively short duration assets grow faster than the costs of its deposit liabilities.

The Company’s management continues to be vigilant in controlling operating expenses and improving efficiency. The successful expansion strategies that have resulted in strong overall financial results during the last three years require significant investment, particularly in attracting the best lending and credit professionals to drive performance. Nevertheless, management has been successful in finding ways to fund these investments by reducing expenses in other areas, a trend clearly reflected in third quarter 2015 results. Total operating expenses in the third quarter were $12.7 million, which is less than the $13.2 million in operating expenses incurred in both the second quarter of 2015 and the comparable quarter a year ago. This improvement in operating leverage, which was accomplished notwithstanding the significant revenue enhancing investments funded during the last year, translated into an improvement in the Company’s core operating efficiency ratio during the third quarter of 2015 to 61.8%, from 69.2% in the comparable quarter a year ago. (See also Non-GAAP Disclosure contained herein.) As the Company moves forward, management will continue to balance the need for investment to generate revenue with expense reductions in other areas. The Company’s management has proven its ability to do this and believes it will build shareholder value over the long term.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2015	2014	2015	2014

Core operating expenses:
Total operating expenses	$12,668	$13,236	$38,950	$39,697
Adjust for branch consolidation credits	-	-	-	449
Core operating expenses	12,668	13,236	38,950	40,146

Core non-interest income:
Total non-interest income	2,427	2,550	6,568	8,320
Adjust for gain on sale of branch building and parking lot	-	-	-	(746)
Core non-interest income	2,427	2,550	6,568	7,574
Adjust for tax-equivalent basis	200	190	600	622
Core FTE non-interest income	2,627	2,740	7,168	8,196

Core net interest income:
FTE net interest income	18,220	16,515	54,475	49,310
Net non-accrual interest adjustment	(199)	(117)	(1,173)	(789)
Core FTE net interest income	18,021	16,398	53,302	48,521

Core operating efficiency ratio:
Core operating expenses	12,668	13,236	38,950	40,146
Core FTE net interest income	18,021	16,398	53,302	48,521
Core FTE non-interest income	2,627	2,740	7,168	8,196
Less net (gain) loss on sale of securities available for sale	(133)	(11)	(319)	12
Total FTE revenue	20,515	19,127	60,151	56,729
Core operating expenses/total FTE revenue	61.75%	69.20%	64.75%	70.77%

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

Material Changes in Financial Condition - Total assets of the Company were $2.1 billion at September 30, 2015. When compared to December 31, 2014, total assets increased by $172 million. This change was primarily due to loan growth and an increase in total cash and cash equivalents of $204 million and $42 million, respectively, partially offset by decreases in loans held for sale, investment securities available for sale and interest-bearing time deposits in other banks of $26 million, $37 million and $10 million, respectively.

Total loans were $1.6 billion at September 30, 2015 compared to $1.4 billion at December 31, 2014. The increase in the loan portfolio was primarily due to growth of commercial real estate, multifamily and mixed use commercial loans of $88 million, $83 million and $30 million, respectively, in the first nine months of 2015.

The decrease in loans held for sale reflected the sale of $24 million in multifamily loans, at a premium, in the first quarter of 2015. Total investment securities available for sale were $261 million at September 30, 2015 and $299 million at December 31, 2014. The decrease in available for sale securities largely reflected maturities and calls of municipal obligations and U.S. Government agency securities totaling $27 million, coupled with principal paydowns of collateralized mortgage obligations and mortgage-backed securities of U.S. Government-sponsored enterprises totaling $8 million and sales of corporate bonds and municipal obligations totaling $10 million for the first nine months of 2015. These decreases were partially offset by purchases of corporate bonds and municipal obligations totaling $7 million during the same period. The available for sale securities portfolio had an unrealized pre-tax gain of $5.2 million at September 30, 2015 compared to a gain of $4.4 million at year-end 2014.

At September 30, 2015, total deposits were $1.8 billion, an increase of $240 million when compared to December 31, 2014. This increase was primarily due to higher balances of demand, savings, N.O.W. and money market deposits of $117 million, $28 million, $3 million and $75 million, respectively. Additionally, time deposit balances increased $17 million over the same period. Core deposit balances, which consist of demand, savings, N.O.W. and money market deposits, represented 87% of total deposits at September 30, 2015 and 86% of total deposits at December 31, 2014. Demand deposit balances represented 45% and 44% of total deposits at September 30, 2015 and December 31, 2014, respectively. At September 30, 2015 and December 31, 2014, the Company had $50 million and $130 million, respectively, in borrowings used to fund the growth in the Company’s loan portfolio. The 2015 amount includes $15 million in five-year FHLB borrowings with a fixed rate of 1.76%.

Liquidity and Capital Resources - Liquidity management is defined as both the Company’s and the Bank’s ability to meet their financial obligations on a continuous basis without material loss or disruption of normal operations. These obligations include the withdrawal of deposits on demand or at their contractual maturity, the repayment of borrowings as they mature, funding new and existing loan commitments and the ability to take advantage of business opportunities as they arise. Asset liquidity is provided by short-term investments and the marketability of securities available for sale. The Company may also leave excess reserve balances at the Federal Reserve Bank (“FRB”) if the rate being paid is higher than would be available from other short-term investments. Liquid assets, consisting of federal funds sold, securities available for sale and balances at the FRB, decreased to $278 million at September 30, 2015 compared to $311 million at December 31, 2014. These liquid assets may include assets that have been pledged primarily against municipal deposits or borrowings. In addition, the Company has pledged U.S. Government agency securities held in its available for sale portfolio, with a market value of approximately $3 million at September 30, 2015, as collateral for the derivative swap contracts. Liquidity is also provided by the maintenance of a base of core deposits, maturing short-term assets including cash and due from banks, the ability to sell or pledge marketable assets and access to lines of credit.

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

The Company’s primary sources of funds are cash provided by deposits and borrowings, proceeds from maturities and sales of securities available for sale and cash provided by operating activities. At September 30, 2015, total deposits were $1.8 billion, an increase of $240 million when compared to December 31, 2014. Of the $236 million in total time deposits at September 30, 2015, $183 million are scheduled to mature within the next 12 months. Based on historical experience, the Company expects to be able to replace a substantial portion of those maturing deposits with comparable deposit products. At September 30, 2015 and December 31, 2014, the Company had $50 million and $130 million, respectively, in borrowings used to fund the growth in the Company’s loan portfolio. For the nine months ended September 30, 2015 and 2014, proceeds from sales and maturities of securities available for sale totaled $37 million and $41 million, respectively.

The Company’s primary uses of funds are for the origination of loans and the purchase of investment securities. For the nine months ended September 30, 2015, the Company had net loan originations for portfolio of $228 million compared to $218 million for the same period in 2014. For the nine months ended September 30, 2015 and 2014, the Company purchased investment securities totaling $13 million and $4 million, respectively.

The Bank’s Asset/Liability and Funds Management Policy establishes specific policies and operating procedures governing liquidity levels to assist management in developing plans to address future and current liquidity needs. Management monitors the rates and cash flows from the loan and investment portfolios while also examining the maturity structure and volatility characteristics of liabilities to develop an optimum asset/liability mix. Available funding sources include retail, commercial and municipal deposits, purchased liabilities and stockholders’ equity. At September 30, 2015, access to approximately $673 million in FHLB lines of credit for overnight or term borrowings with maturities of up to thirty years was available. At September 30, 2015, approximately $60 million and $10 million in unsecured and secured lines of credit, respectively, extended by correspondent banks were also available to be utilized, if needed, for short-term funding purposes. At September 30, 2015, $50 million in borrowings were outstanding with the FHLB. No borrowings were outstanding under lines of credit with correspondent banks.

The Bank also has the ability to access the brokered deposit market. Deposits gathered through the Certificate of Deposit Account Registry Service (“CDARS”) are considered for regulatory purposes to be brokered deposits. At September 30, 2015, the Bank had $1 million in CDARS deposits outstanding.

The Company strives to maintain an efficient level of capital, commensurate with its risk profile, on which a competitive rate of return to stockholders will be realized over both the short and long term. Capital is managed to enhance stockholder value while providing flexibility for management to act opportunistically in a changing marketplace. Management continually evaluates the Company’s capital position in light of current and future growth objectives and regulatory guidelines. Total stockholders’ equity was $197 million at September 30, 2015 compared to $183 million at December 31, 2014. The increase in stockholders’ equity versus December 31, 2014 was primarily due to net income, net of dividends paid, recorded during 2015.

The Company and the Bank are subject to regulatory capital requirements. The Company’s tier 1 leverage, common equity tier 1 risk-based, tier 1 risk-based and total risk-based capital ratios were 9.95%, 11.98%, 11.98% and 13.21%, respectively, at September 30, 2015, exceeding all regulatory requirements. The Bank’s tier 1 leverage, common equity tier 1 risk-based, tier 1 risk-based and total risk-based capital ratios were 9.78%, 11.77%, 11.77% and 13.01%, respectively, at September 30, 2015. Each of these ratios exceeds the regulatory guidelines for a well-capitalized institution, the highest regulatory capital category.

The Company did not repurchase any shares of its common stock during the first nine months of 2015. Repurchase of shares will occur only if management believes that the purchase will be at prices that are accretive to earnings per share and is the most efficient use of the Company’s capital.

The Company’s tangible common equity ratio was 9.38% at September 30, 2015 compared to 9.50% at December 31, 2014 and 10.07% at September 30, 2014. The ratio of tangible common equity to tangible assets, or TCE ratio, is calculated by dividing total common stockholders’ equity by total assets, after reducing both amounts by intangible assets. The TCE ratio is not required by U.S. GAAP or by applicable bank regulatory requirements, but is a metric used by management to evaluate the adequacy of our capital levels. Since there is no authoritative requirement to calculate the TCE ratio, our TCE ratio is not necessarily comparable to similar capital measures disclosed or used by other companies in the financial services industry. Tangible common equity and tangible assets are non-GAAP financial measures and should be considered in addition to, not as a substitute for or superior to, financial measures determined in accordance with U.S. GAAP. Set forth below are the reconciliations of tangible common equity to U.S. GAAP total common stockholders’ equity and tangible assets to U.S. GAAP total assets at September 30, 2015 (in thousands). (See also Non-GAAP Disclosure contained herein.)

				Ratios
Total stockholders' equity	$196,540	Total assets	$2,066,844	9.51	% (1)
Less: intangible assets	(2,915)	Less: intangible assets	(2,915)
Tangible common equity	$193,625	Tangible assets	$2,063,929	9.38	% (2)

(1) The ratio of total stockholders' equity to total assets is the most comparable U.S. GAAP measure to the non-GAAP tangible common equity ratio presented herein.
(2) TCE ratio.

All dividends must conform to applicable statutory requirements. The Company’s ability to pay dividends to stockholders depends on the Bank’s ability to pay dividends to the Company. Under 12 USC 56-9, a national bank may not pay a dividend on its common stock if the dividend would exceed net undivided profits then on hand. Further, under 12 USC 60, a national bank must obtain prior approval from the OCC to pay dividends on either common or preferred stock that would exceed the bank’s net profits for the current year combined with retained net profits (net profits minus dividends paid during that period) of the prior two years. The ability of the Bank to pay dividends to the Company is subject to certain regulatory restrictions. Generally, dividends declared in a given year by a national bank are limited to its net profit, as defined by regulatory agencies, for that year, combined with its retained net income for the preceding two years, less any required transfer to surplus or to fund for the retirement of any preferred stock. In addition, a national bank may not pay dividends in an amount greater than its undivided profits or declare any dividends if such declaration would leave the bank inadequately capitalized. The Company’s Board of Directors declared three quarterly cash dividends totaling $0.22 per common share during the first nine months of 2015. Dividends totaling $0.06 per common share were declared during the comparable 2014 period.

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management’s credit evaluation of the customer. Collateral required varies, but may include accounts receivable, inventory, equipment, real estate and income-producing commercial properties. At September 30, 2015 and December 31, 2014, commitments to originate loans and commitments under unused lines of credit for which the Bank is obligated amounted to approximately $150 million and $180 million, respectively.

Letters of credit are conditional commitments guaranteeing payments of drafts in accordance with the terms of the letter of credit agreements. Commercial letters of credit are used primarily to facilitate trade or commerce and are also issued to support public and private borrowing arrangements, bond financing and similar transactions. Collateral may be required to support letters of credit based upon management’s evaluation of the creditworthiness of each customer. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Most letters of credit expire within one year. At September 30, 2015 and December 31, 2014, letters of credit outstanding were approximately $15 million and $17 million, respectively.

Material Changes in Results of Operations – Comparison of the Quarters Ended September 30, 2015 and 2014 - The Company recorded net income of $4.9 million during the third quarter of 2015 versus $3.7 million in the comparable quarter a year ago. The 31.7% improvement in third quarter 2015 net income resulted from a $1.8 million increase in net interest income and a $568 thousand reduction in total operating expenses in 2015 versus the comparable 2014 period. Partially offsetting these improvements was a $123 thousand reduction in non-interest income and a $100 thousand increase in the provision for loan losses in 2015 versus 2014. The Company’s effective tax rate increased to 27.5% in 2015 from 19.0% a year ago.

The $1.8 million or 11.8% improvement in third quarter 2015 net interest income resulted from a $220 million (13.4%) increase in average total interest-earning assets. Partially offsetting the earning asset growth was an 11 basis point decline in the Company’s net interest margin to 3.89% in 2015 from 4.00% in 2014. Adjusting for the impact of net non-accrual interest received in each period, the Company’s core net interest margin was 3.85% in the third quarter of 2015 versus 3.97% in the third quarter of 2014. (See also Non-GAAP Disclosure contained herein.)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Core net interest margin:
FTE net interest margin	3.89%	4.00%	4.02%	4.11%
Net non-accrual interest adjustment	(0.04)	(0.03)	(0.09)	(0.07)
Core FTE net interest margin	3.85%	3.97%	3.93%	4.04%

The Company’s third quarter 2015 average total interest-earning asset yield was 4.06% versus 4.14% in the comparable 2014 quarterly period. The decline in the interest-earning asset yield in 2015 resulted from reductions in the average yields on the loan and investment portfolios of 22 and nine basis points, respectively, when compared to the third quarter of 2014. The Company’s average balance sheet mix continued to improve as average loans increased by $292 million (24.0%) versus third quarter 2014 and low-yielding overnight interest-bearing deposits and federal funds sold declined by $30 million (71.3%) during the same period. The average securities portfolio decreased by $45 million to $331 million in the third quarter of 2015 versus the comparable 2014 period.  The average yield on the investment portfolio was 3.62% in the third quarter of 2015 versus 3.71% a year ago.

The Company’s average cost of total interest-bearing liabilities increased by five basis points to 0.32% in the third quarter of 2015 versus 0.27% in the third quarter of 2014. The Company’s total cost of funds, among the lowest in the industry, increased nominally to 0.18% in the third quarter of 2015 versus 0.16% a year ago. Average core deposits increased $170 million (12.7%) to $1.5 billion during the third quarter of 2015 versus the comparable 2014 period, with average demand deposits representing 44% of third quarter 2015 average total deposits. Total deposits increased by $215 million or 13.6% to $1.8 billion at September 30, 2015 versus September 30, 2014. Core deposit balances, which represented 87% of total deposits at September 30, 2015, grew by $204 million or 15.0% during the same period. Average borrowings increased $41 million during the third quarter of 2015 compared to 2014 and were used, in part, to fund the growth in the Company’s loan portfolio, which increased by $292 million on average during that same period.

NET INTEREST INCOME ANALYSIS
For the Three Months Ended September 30, 2015 and 2014
(unaudited, dollars in thousands)

	2015			2014
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Assets:
Interest-earning assets:
Investment securities (1)	$330,891	$3,022	3.62%	$376,097	$3,521	3.71%
Federal Reserve and Federal Home Loan Bank stock and other investments	5,251	71	5.36	2,990	42	5.57
Federal funds sold and interest-bearing deposits due from banks	12,040	7	0.23	41,978	35	0.33
Loans and performing loans held for sale (2)	1,511,936	15,948	4.18	1,219,508	13,532	4.40
Total interest-earning assets	1,860,118	$19,048	4.06%	1,640,573	$17,130	4.14%
Non-interest-earning assets	153,001			129,941
Total assets	$2,013,119			$1,770,514

Liabilities and stockholders' equity:
Interest-bearing liabilities:
Savings, N.O.W. and money market deposits	$733,365	$338	0.18%	$668,850	$291	0.17%
Time deposits	241,427	396	0.65	228,207	322	0.56
Total savings and time deposits	974,792	734	0.30	897,057	613	0.27
Borrowings	42,783	94	0.88	1,957	2	0.37
Total interest-bearing liabilities	1,017,575	828	0.32	899,014	615	0.27
Demand deposits	779,215			673,441
Other liabilities	23,836			16,818
Total liabilities	1,820,626			1,589,273
Stockholders' equity	192,493			181,241
Total liabilities and stockholders' equity	$2,013,119			$1,770,514
Total cost of funds			0.18%			0.16%
Net interest rate spread			3.74%			3.87%
Net interest income/margin		18,220	3.89%		16,515	4.00%
Less tax-equivalent basis adjustment		(842)			(966)
Net interest income		$17,378			$15,549

(1) Interest on securities includes the effects of tax-equivalent basis adjustments of $692 and $830 in 2015 and 2014, respectively.
(2) Interest on loans includes the effects of tax-equivalent basis adjustments of $150 and $136 in 2015 and 2014, respectively.

As a result of continued growth in the loan portfolio, the Company recorded a $350 thousand provision for loan losses during the third quarter of 2015. The Company recorded a provision for loan losses of $250 thousand in the third quarter of 2014.The adequacy of the provision and the resulting allowance for loan losses, which was $20.3 million at September 30, 2015, is determined by management’s ongoing review of the loan portfolio, including identification and review of individual problem situations that may affect a borrower’s ability to repay, delinquency and non-performing loan data including the current status of criticized and classified loans, collateral values and changes in the size and mix of the loan portfolio. (See also Critical Accounting Policies, Judgments and Estimates and Asset Quality contained herein.)

Non-interest income declined by $123 thousand or 4.8% in the third quarter of 2015 versus the comparable 2014 period.  This reduction was due to several factors, most notably reductions in fiduciary fees (down $265 thousand) and service charges on deposits (down $138 thousand). Fiduciary fees declined as a result of the Company’s decision to exit the wealth management market during the fourth quarter of 2014 through the sale of its wealth management business. Deposit service charges declined due to reductions in overdraft fees and demand deposit account analysis charges in 2015. Somewhat offsetting these reductions were higher net gains on the sale of securities available for sale (up $122 thousand) and on the sale of portfolio loans (up $153 thousand).  Excluding the impact of the wealth management sale in 2014 and the net gain on the sale of securities in each period, non-interest income increased by $20 thousand in 2015.

Non-Interest Income
For the quarters and nine months ended September 30, 2015 and 2014
(dollars in thousands)

	Quarters ended September 30,		Over/ (under)	Nine months ended September 30,		Over/ (under)
	2015	2014	2014	2015	2014	2014
Service charges on deposit accounts	$749	$887	(15.6)%	$2,319	$2,834	(18.2)%
Other service charges, commissions and fees	759	778	(2.4)	2,032	2,349	(13.5)
Fiduciary fees	-	265	(100.0)	-	824	(100.0)
Net gain (loss) on sale of securities available for sale	133	11	1,109.1	319	(12)	N/M (1)
Net gain on sale of portfolio loans	370	217	70.5	568	217	161.8
Net gain on sale of mortgage loans originated for sale	85	51	66.7	290	214	35.5
Net gain on sale of premises and equipment	-	-	-	-	752	(100.0)
Income from bank owned life insurance	306	316	(3.2)	918	1,036	(11.4)
Other operating income	25	25	-	122	106	15.1
Total non-interest income	$2,427	$2,550	(4.8)%	$6,568	$8,320	(21.1)%

(1) N/M - denotes % variance not meaningful for statistical purposes.

Total operating expenses declined by $568 thousand or 4.3% in the third quarter of 2015 versus 2014 principally the result of a $648 thousand reduction in employee compensation and benefits expense in 2015, reflecting lower expense levels for incentive compensation, pension, 401(k) and medical insurance in 2015. The Company’s core operating efficiency ratio improved to 61.8% in the third quarter of 2015 from 69.2% a year ago. The core operating efficiency ratio is calculated by making certain adjustments to the operating efficiency ratio calculation. The core operating efficiency ratio is not required by U.S. GAAP or by applicable bank regulatory requirements, but is a metric used by management to evaluate core operating efficiency. Since there is no authoritative requirement to calculate this ratio, our ratio is not necessarily comparable to similar efficiency measures disclosed or used by other companies in the financial services industry. The core operating efficiency ratio is a non-GAAP financial measure and should be considered in addition to, not as a substitute for or superior to, financial measures determined in accordance with U.S. GAAP. The calculation of the core operating efficiency ratio, the reconciliation of core operating expenses to U.S. GAAP total operating expenses, core non-interest income to U.S. GAAP total non-interest income and core FTE net interest income to FTE net interest income are provided elsewhere herein. (See also Non-GAAP Disclosure contained herein.)

Operating Expenses
For the quarters and nine months ended September 30, 2015 and 2014
(dollars in thousands)

	Quarters ended September 30,		Over/ (under)	Nine months ended September 30,		Over/ (under)
	2015	2014	2014	2015	2014	2014
Employee compensation and benefits	$7,980	$8,628	(7.5)%	$25,102	$25,977	(3.4)%
Occupancy expense	1,401	1,295	8.2	4,236	4,141	2.3
Equipment expense	410	418	(1.9)	1,199	1,301	(7.8)
Consulting and professional services	609	693	(12.1)	1,491	1,883	(20.8)
FDIC assessment	226	202	11.9	802	737	8.8
Data processing	506	549	(7.8)	1,590	1,681	(5.4)
Branch consolidation credits	-	-	-	-	(449)	(100.0)
Other operating expenses	1,536	1,451	5.9	4,530	4,426	2.3
Total operating expenses	$12,668	$13,236	(4.3)%	$38,950	$39,697	(1.9)%

The Company recorded income tax expense of $1.9 million in the third quarter of 2015 resulting in an effective tax rate of 27.5% versus an income tax expense of $875 thousand and an effective tax rate of 19.0% in the comparable period a year ago. The increase in the 2015 effective tax rate resulted from growth in pre-tax income taxed at the 35% federal rate, coupled with a reduction in tax-exempt income versus the comparable 2014 period.

Material Changes in Results of Operations – Comparison of the Nine Months Ended September 30, 2015 and 2014 – The Company recorded net income of $14.1 million during the first nine months of 2015 versus $11.2 million in the comparable 2014 period. The 25.1% improvement in 2015 net income resulted principally from a $5.3 million increase in net interest income in the first nine months of 2015 coupled with a $747 thousand reduction in total operating expenses and a $150 thousand decline in the provision for loan losses. Partially offsetting these positive factors was a $1.8 million reduction in non-interest income and an increase in the Company’s effective tax rate in 2015.

The $5.3 million or 11.5% improvement in September year-to-date 2015 net interest income resulted from a $205 million increase in average total interest-earning assets, offset in part by a nine basis point contraction of the Company’s net interest margin to 4.02% in 2015 from 4.11% in 2014. The Company’s September year-to-date 2015 average total interest-earning asset yield was 4.19% versus 4.27% in the comparable 2014 year-to-date period. A lower average yield on the Company’s loan portfolio in the first nine months of 2015 versus the comparable 2014 period, down 27 basis points to 4.35%, was the primary contributing factor in the reduction in the interest-earning asset yield.  The Company’s average balance sheet mix continued to improve as average loans increased by $286 million (24.9%) versus September year-to-date 2014 and low-yielding overnight interest-bearing deposits, federal funds sold and securities purchased under agreements to resell declined by $31 million during the same period. The average securities portfolio decreased by $53 million to $346 million in the September year-to-date 2015 period versus 2014.  The average yield on the investment portfolio was 3.74% in the 2015 period versus 3.73% a year ago.

The Company’s average cost of total interest-bearing liabilities increased by two basis points to 0.30% in the first nine months of 2015 versus 0.28% in the comparable 2014 period. The Company’s total cost of funds was 0.17% in the first nine months of 2015 versus 0.16% in 2014. Average core deposits increased by $123 million to $1.4 billion during the first nine months of 2015 versus the comparable 2014 period, with average demand deposits representing 44% of year-to-date 2015 average total deposits. Average total deposits increased by $124 million or 8.1% to $1.7 billion during the September 2015 year-to-date period versus 2014. Average core deposit balances represented 86% of average total deposits during the 2015 period. Average borrowings increased by $76 million during the first nine months of 2015 compared to 2014 and represented 4.5% of total average funding during the September 2015 year-to-date period.

NET INTEREST INCOME ANALYSIS
For the Nine Months Ended September 30, 2015 and 2014
(unaudited, dollars in thousands)

	2015			2014
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Assets:
Interest-earning assets:
Investment securities (1)	$345,958	$9,669	3.74%	$399,261	$11,129	3.73%
Federal Reserve and Federal Home Loan Bank stock and other investments	6,609	221	4.47	3,099	115	4.96
Federal funds sold, securities purchased under agreements to resell and interest-bearing deposits due from banks	19,373	50	0.35	50,629	123	0.32
Loans and performing loans held for sale (2)	1,437,639	46,794	4.35	1,151,260	39,824	4.62
Total interest-earning assets	1,809,579	$56,734	4.19%	1,604,249	$51,191	4.27%
Non-interest-earning assets	142,691			129,739
Total assets	$1,952,270			$1,733,988

Liabilities and stockholders' equity:
Interest-bearing liabilities:
Savings, N.O.W. and money market deposits	$707,786	$906	0.17%	$664,386	$870	0.18%
Time deposits	230,211	1,043	0.61	228,885	1,004	0.59
Total savings and time deposits	937,997	1,949	0.28	893,271	1,874	0.28
Borrowings	78,464	310	0.53	2,619	7	0.36
Total interest-bearing liabilities	1,016,461	2,259	0.30	895,890	1,881	0.28
Demand deposits	723,650			644,042
Other liabilities	23,451			17,592
Total liabilities	1,763,562			1,557,524
Stockholders' equity	188,708			176,464
Total liabilities and stockholders' equity	$1,952,270			$1,733,988
Total cost of funds			0.17%			0.16%
Net interest rate spread			3.89%			3.99%
Net interest income/margin		54,475	4.02%		49,310	4.11%
Less tax-equivalent basis adjustment		(2,759)			(2,921)
Net interest income		$51,716			$46,389

(1) Interest on securities includes the effects of tax-equivalent basis adjustments of $2,327 and $2,573 in 2015 and 2014, respectively.
(2) Interest on loans includes the effects of tax-equivalent basis adjustments of $432 and $348 in 2015 and 2014, respectively.

Due to a combination of improved credit metrics coupled with $515 thousand in 2015 year-to-date net recoveries, the Company’s provision for loan losses declined by $150 thousand during the first nine months of 2015 versus the comparable 2014 period.

Non-interest income declined by $1.8 million or 21.1% in the September 2015 year-to-date period when compared to 2014.  This reduction was due to several factors, most notably reductions in net gain on sale of premises and equipment (down $752 thousand), fiduciary fees (down $824 thousand), service charges on deposit accounts (down $515 thousand) and other service charges, commissions and fees (down $317 thousand). The reduction in net gain on the sale of premises and equipment resulted from gains recorded in 2014 on the sale of two bank properties. Fiduciary fees declined as a result of the Company’s sale of its wealth management business in late 2014. Deposit service charges declined principally due to a reduction in overdraft and demand deposit account analysis fees in 2015. Other service charges, commissions and fees were lower than the comparable 2014 period primarily as the result of a reduction in income from the sale of investment products through the Company’s branch network. Partially offsetting the foregoing reductions in non-interest income were increases in net gain on the sale of securities available for sale (up $331 thousand) and net gain on the sale of portfolio loans (up $351 thousand).

Total operating expenses declined by $747 thousand in the first nine months of 2015 versus 2014 as the result of reductions in several categories, most notably employee compensation and benefits (down $875 thousand) and consulting and professional services (down $392 thousand). Excluding a $449 thousand branch consolidation expense credit recorded in the 2014 year-to-date period, total operating expenses would have declined by $1.2 million or 3.0% in 2015 when compared to 2014. The Company’s core operating efficiency ratio improved to 64.8% in the first nine months of 2015 from 70.8% a year ago. (See also Non-GAAP Disclosure contained herein.)

The Company recorded income tax expense of $4.7 million in the year-to-date September 2015 period resulting in an effective tax rate of 25.0% versus an income tax expense of $3.0 million and an effective tax rate of 21.3% in the comparable period a year ago. The increase in the 2015 effective tax rate resulted from growth in pre-tax income taxed at the 35% federal rate, coupled with a reduction in tax-exempt income versus the comparable 2014 period.

Asset Quality - Non-accrual loans totaled $7.5 million or 0.48% of loans outstanding at September 30, 2015 versus $13.0 million or 0.96% of total loans outstanding at December 31, 2014 and $14.7 million or 1.16% of loans outstanding at September 30, 2014. The allowance for loan losses as a percentage of total non-accrual loans amounted to 271%, 148% and 128% at September 30, 2015, December 31, 2014 and September 30, 2014, respectively.

The Company had no loans 90 days or more past due and still accruing at any of the reported dates. Total loans 30 - 89 days past due and accruing amounted to $1 million or 0.06% of loans outstanding at September 30, 2015 as compared to $1 million or 0.10% of loans outstanding at December 31, 2014 and $3 million or 0.25% of loans outstanding at September 30, 2014. The Company held no OREO during any of the reported periods.

Total criticized and classified loans were $29 million at September 30, 2015 versus $40 million at December 31, 2014 and September 30, 2014. Criticized loans are those loans that are not classified but require some degree of heightened monitoring. Classified loans were $15 million at September 30, 2015 as compared to $30 million at December 31, 2014 and September 30, 2014. The allowance for loan losses as a percentage of total classified loans was 133%, 64% and 62%, respectively, at the same dates.

At September 30, 2015, the Company had $13 million in TDRs, primarily consisting of commercial and industrial loans, commercial real estate loans and residential mortgages totaling $1 million, $5 million and $5 million, respectively. The Company had TDRs amounting to $20 million at December 31, 2014 and September 30, 2014.

The Company recorded net loan charge-offs of $86 thousand in the third quarter of 2015 versus net loan recoveries of $726 thousand in the second quarter of 2015 and net loan recoveries of $72 thousand in the third quarter of 2014. As a percentage of average total loans outstanding, these net amounts represented, on an annualized basis, 0.02% for the third quarter of 2015, (0.21%) for the second quarter of 2015 and (0.02%) for the third quarter of 2014.

At September 30, 2015, the Company’s allowance for loan losses amounted to $20.3 million or 1.30% of period-end loans outstanding. The allowance as a percentage of loans outstanding was 1.42% and 1.49% at December 31, 2014 and September 30, 2014, respectively.

As a result of continued growth in the loan portfolio, the Company recorded a $350 thousand provision for loan losses during the third quarter of 2015. The Company recorded a provision for loan losses of $250 thousand in the third quarter of 2014.

For the three months ended September 30, 2015, the ending balance of the Company’s allowance for loan losses increased by $264 thousand when compared to June 30, 2015. During the third quarter of 2015, the Company increased its allowance for loan losses allocated to commercial real estate (“CRE”) and multifamily loans by $430 thousand and $252 thousand, respectively, and decreased its allowance for loan losses allocated to commercial and industrial (“C&I”) loans by $176 thousand.

The increases in the allowance for loan losses allocated to CRE and multifamily loans during the third quarter of 2015 largely reflected increases of $49 million and $32 million, respectively, in unimpaired pass rated CRE and multifamily loans. The decrease in the allowance for loan losses allocated to C&I loans was primarily due to a decrease of $12 million in unimpaired pass rated C&I loans, partially offset by a 0.08% increase versus June 30, 2015 in the average combined historical loss and environmental factors rates on such unimpaired pass rated loans.

The loss factors rates incorporate a rolling twelve quarter look back period used in calculating historical losses for each loan segment. In an effort to more accurately represent the Company’s incurred and probable losses by individual loan segment, a twelve quarter period is used to improve the granularity of individual loan segment charge-off history and reduce the volatility associated with improperly weighting short-term trends in the calculation.

At September 30, 2015, the Company’s allowance for loan losses included an unallocated portion totaling $3.1 million. For the three months ended September 30, 2015, the ending balance of the Company’s unallocated portion of the allowance for loan losses decreased $482 thousand versus June 30, 2015. Loan portfolio growth was 5.6% during the third quarter of 2015, primarily in multifamily and CRE loans. Loan growth, including multifamily loans, is expected to continue throughout 2015. An unallocated portion of the reserve is considered a prudent strategy until these loans to new borrowers establish longer-term payment patterns.

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

ANALYSIS OF NON-PERFORMING ASSETS
AND THE ALLOWANCE FOR LOAN LOSSES
September 30, 2015 versus December 31, 2014 and September 30, 2014
(dollars in thousands)

NON-PERFORMING ASSETS BY TYPE:

	At
	9/30/2015	12/31/2014	9/30/2014
Non-accrual loans	$7,501	$12,981	$14,654
Non-accrual loans held for sale	-	-	-
Loans 90 days or more past due and still accruing	-	-	-
OREO	-	-	-
Total non-performing assets	$7,501	$12,981	$14,654

Gross loans outstanding	$1,559,520	$1,355,427	$1,262,061
Total loans held for sale	$745	$26,495	$-

ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES:
	Quarter Ended
	9/30/2015	12/31/2014	9/30/2014
Beginning balance	$20,051	$18,800	$18,478
Provision	350	250	250
Charge-offs	(253)	(22)	(119)
Recoveries	167	172	191
Ending balance	$20,315	$19,200	$18,800

KEY RATIOS:
	At
	9/30/2015	12/31/2014	9/30/2014
Allowance as a % of total loans (1)	1.30%	1.42%	1.49%

Non-accrual loans as a % of total loans (1)	0.48%	0.96%	1.16%

Non-performing assets as a % of total loans, loans held for sale and OREO	0.48%	0.94%	1.16%

Allowance for loan losses as a % of non-accrual loans (1)	271%	148%	128%

Allowance for loan losses as a % of non-accrual loans and loans 90 days or more past due and still accruing (1)	271%	148%	128%

(1) Excludes loans held for sale.

ITEM 3. - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company originates and invests in interest-earning assets and solicits interest-bearing deposit accounts. The Company’s operations are subject to market risk resulting from fluctuations in interest rates to the extent that there is a difference between the amounts of interest-earning assets and interest-bearing liabilities that are prepaid, withdrawn, mature, or repriced in any given period of time. The Company’s earnings or the net value of its portfolio will change under different interest rate scenarios. The principal objective of the Company’s asset/liability management program is to maximize net interest income within an acceptable range of overall risk, including both the effect of changes in interest rates and liquidity risk. The Company’s assessment of market risk at September 30, 2015 indicated there were no material changes in the quantitative and qualitative disclosures from those in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

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

Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that, as of September 30, 2015, the Company’s disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. There have been no changes in the Company’s internal controls or in other factors that have materially affected, or are reasonably likely to materially affect, internal controls subsequent to the date the Company carried out its evaluation.

Changes in Internal Control Over Financial Reporting

There were no changes to the Company’s internal control over financial reporting as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act that occurred in the third quarter of 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

At September 30, 2015, $648 million, or 42% of the Company’s total gross loan portfolio, was comprised of commercial real estate (exclusive of multifamily and mixed use commercial loans). This type of lending is generally sensitive to regional and local economic conditions that significantly impact the ability of borrowers to meet their loan payment obligations, making loss levels difficult to predict. Although real estate prices have shown signs of improvement, a decline in real estate values may reduce the value of the real estate collateral securing these types of loans and increase the risk that the Company would incur losses if borrowers default on their loans.

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

SUFFOLK BANCORP

Date: October 30, 2015	/s/ Howard C. Bluver
Howard C. Bluver
President & Chief Executive Officer
(principal executive officer)

Date: October 30, 2015	/s/ Brian K. Finneran
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