Form 10-K
period 2015-12-31
SUFFOLK BANCORP
filed 2016-02-29
CIK 754673

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM         TO

Commission File Number: 001-37658

SUFFOLK BANCORP
(Exact name of registrant as specified in its charter)

New York	11-2708279
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

4 West Second Street, P.O. Box 9000, Riverhead, NY	11901
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: (631) 208-2400

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $2.50 per share	New York Stock Exchange

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

Large accelerated filer ☐   Accelerated filer ☒   Non-accelerated filer ☐   Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☒

The aggregate market value of the common equity held by non-affiliates of the Registrant as of the last business day of the Registrant’s most recently completed second fiscal quarter was $292 million.

As of February 12, 2016, there were 11,817,265 shares of Registrant’s Common Stock outstanding.

SUFFOLK BANCORP
Annual Report on Form 10-K
For the Year Ended December 31, 2015

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement to be used in connection with the Annual Meeting of Stockholders and which is expected to be filed with the Securities and Exchange Commission (“SEC”) within 120 days from December 31, 2015 are incorporated by reference into Part III.

PART I

ITEM 1.   BUSINESS

Suffolk Bancorp (the “Company”) was incorporated in 1985 as a bank holding company. The Company currently owns all of the outstanding capital stock of Suffolk County National Bank (the “Bank”). The Bank was organized under the national banking laws of the United States in 1890. The Bank is a member of the Federal Reserve System and its deposits are insured by the Federal Deposit Insurance Corporation (“FDIC”) to the extent provided by law. The income of the Company is primarily derived through the operations of the Bank and its subsidiaries, consisting of the real estate investment trust (“REIT”) Suffolk Greenway, Inc., an insurance agency and two corporations used to acquire foreclosed real estate. The insurance agency and the two corporations used to acquire foreclosed real estate are immaterial to the Company’s operations. The Company had 337 full-time equivalent employees as of December 31, 2015.

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

One of the largest community banks headquartered on Long Island, the Company serves clients in its traditional markets on the east end of Long Island, western Suffolk County and in its newer markets of Nassau County and New York City. The Company considers its business to be highly competitive in its market area with numerous competitors for its core niche of small business and middle market clients, as well as retail clients ancillary to these commercial relationships. The Company competes with local, regional and national depository financial institutions, including commercial banks, savings banks, insurance companies, credit unions and money market funds, and other businesses with respect to its lending services and in attracting deposits. Although the New York metropolitan area has a high density of financial institutions, a number of which are significantly larger than the Company, the core deposit franchise the Company has built over its 125 years of doing business by focusing its deposit gathering efforts on low cost deposits is unique in the local marketplace and gives it a significant competitive advantage on cost of funds.

The Company’s current market area provides opportunity for growth in deposits and commercial lending. The Company believes that there is a significant number of small to mid-size businesses in its current market area that seek a locally-based commercial bank that can offer a broad array of financial products and services. Given the variety of financial products and services offered by the Company, its focus on client service, and its local management, the Company believes that it can well serve the growing needs of both new and existing clients in its current market area. In addition to serving the banking needs of the communities in its market area, the Company is also known, along with its employees, for its active community involvement.

At December 31, 2015, the Company, on a consolidated basis, had total assets of approximately $2.2 billion, total deposits of approximately $1.8 billion and stockholders’ equity of approximately $197 million.

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

Available Information

The Company files Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statements on Schedule 14A, and any amendments to those reports, with the United States Securities and Exchange Commission (“SEC”). The public may read and copy any of these materials at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330 (1-800-732-0330). The SEC also maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers, including the Company, that file electronically with the SEC. The Company also makes these reports available free of charge through its Internet website (www.scnb.com) as soon as practicably possible after the Company files these reports electronically with the SEC. Information on the Company’s website is not incorporated by reference into this Form 10-K.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”) signed into law in 2011 makes extensive changes to the laws regulating financial services firms. The Dodd-Frank Act also requires significant rulemaking and mandates multiple studies which could result in additional legislative or regulatory action. Under the Dodd-Frank Act, federal banking regulatory agencies are required to draft and implement enhanced supervision, examination and capital standards for depository institutions and their holding companies. The enhanced requirements include, among other things, changes to capital, leverage and liquidity standards and numerous other requirements. The Dodd-Frank Act authorizes various new assessments and fees, expands supervision and oversight authority over non-bank subsidiaries, increases the standards for certain covered transactions with affiliates and requires the establishment of minimum leverage and risk-based capital requirements for insured depository institutions. The Dodd-Frank Act also established a new federal Consumer Financial Protection Bureau with broad authority and permits states to adopt stricter consumer protection laws and enforce consumer protection rules issued by the Consumer Financial Protection Bureau. Due to the passage of the Dodd-Frank Act, the standard deposit insurance amount is $250 thousand per depositor per insured bank for each account ownership category. In addition, the FDIC assessment is now based on the Bank’s total average assets less tier 1 capital, instead of deposits, and is computed at lower rates.

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

Activities Closely Related to Banking

The BHC Act prohibits a bank holding company, with certain limited exceptions, from acquiring direct or indirect ownership or control of any voting shares of any company that is not a bank or from engaging in any activities other than those of banking, managing or controlling banks and certain other subsidiaries or furnishing services to or performing services for its subsidiaries. Bank holding companies also may engage in or acquire interests in companies that engage in a limited set of activities that are closely related to banking or managing or controlling banks. If a bank holding company has become a financial holding company (an “FHC”), it may engage in a broader set of activities, including insurance underwriting and broker-dealer services as well as activities that are jointly determined by the Federal Reserve Board and the Treasury Department to be financial in nature or incidental to such financial activity. FHCs may also engage in activities that are determined by the Federal Reserve to be complementary to financial activities. The Company has not elected to be an FHC at this time but may make such an election at any time so long as the statutory criteria are satisfied. In order to become an FHC, the bank holding company and all subsidiary depository institutions must be well managed and well capitalized. Additionally, all subsidiary depository institutions must have received at least a “satisfactory” rating on its most recent Community Reinvestment Act (“CRA”) examination. At December 31, 2015, the Bank’s CRA rating was “outstanding.”

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

Rules on Regulatory Capital

Regulatory capital rules, released in July 2013, implement higher minimum capital requirements for bank holding companies and banks. The rules include a common equity tier 1 capital requirement and establish criteria that instruments must meet in order to be considered common equity tier 1 capital, additional tier 1 capital or tier 2 capital. These enhancements are expected to both improve the quality and increase the quantity of capital required to be held by banking organizations, better equipping the U.S. banking system to deal with adverse economic conditions. The capital rules require banks and bank holding companies to maintain a minimum common equity tier 1 capital ratio of 4.5%, a tier 1 capital ratio of 6%, a total capital ratio of 8% and a leverage ratio of 4%. Bank holding companies are also required to hold a capital conservation buffer of common equity tier 1 capital of 2.5% to avoid limitations on capital distributions and executive compensation payments. The capital rules also require banks to maintain a common equity tier 1 capital ratio of 6.5%, a tier 1 capital ratio of 8%, a total capital ratio of 10% and a leverage ratio of 5% to be deemed “well capitalized” for purposes of certain rules and prompt corrective action requirements.

The rules attempt to improve the quality of capital by implementing changes to the definition of capital. Among the most important changes are stricter eligibility criteria for regulatory capital instruments that would disallow the inclusion of instruments, such as trust preferred securities, in tier 1 capital going forward and constraints on the inclusion of minority interests, mortgage-servicing assets, deferred tax assets and certain investments in the capital of unconsolidated financial institutions. In addition, the rules require that most regulatory capital deductions be made from common equity tier 1 capital.

Under the rules, in order to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers, a banking organization must hold a capital conservation buffer composed of common equity tier 1 capital above its minimum risk-based capital requirements. This buffer will help to ensure that banking organizations conserve capital when it is most needed, allowing them to better weather periods of economic stress. The buffer is measured relative to risk-weighted assets.

Community banks, such as the Bank, began transitioning to these rules on January 1, 2015. The new minimum capital requirements were effective on January 1, 2015, whereas the capital conservation buffer and the deductions from common equity tier 1 capital phase in over time. Phase-in of the capital conservation buffer requirements was effective January 1, 2016, and the Bank satisfied these requirements as of such date.

The Federal Reserve Board may also set higher capital requirements for holding companies whose circumstances warrant it. For example, holding companies experiencing internal growth or making acquisitions are expected to maintain strong capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets. At this time, the bank regulatory agencies are more inclined to impose higher capital requirements in order to meet well capitalized standards and future regulatory changes could impose higher capital standards as a routine matter. The Company’s regulatory capital ratios and those of the Bank are in excess of the levels established for “well capitalized” institutions.

Imposition of Liability for Undercapitalized Subsidiaries

The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) required each federal banking agency to revise its risk-based capital standards to ensure that those standards take adequate account of interest rate risk, concentration of credit risk and the risks of nontraditional activities, as well as reflect the actual performance and expected risk of loss on multifamily mortgages. In accordance with the law, each federal banking agency has specified, by regulation, the levels at which an insured institution would be considered well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. As of December 31, 2015, the Bank exceeded the capital levels required in order to be deemed well capitalized.

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

Restrictions on Transactions with Affiliates

Section 23A of the Federal Reserve Act imposes quantitative and qualitative limits on transactions between a bank and any affiliate and requires certain levels of collateral for such loans. It also limits the amount of advances to third parties which are collateralized by the securities or obligations of the Company. Section 23B of the Federal Reserve Act requires that certain transactions between the Bank and its affiliates must be on terms substantially the same, or at least as favorable, as those prevailing at the time for comparable transactions with or involving other nonaffiliated companies. In the absence of such comparable transactions, any transaction between the Bank and its affiliates must be on terms and under circumstances, including credit standards, which in good faith would be offered to or would apply to nonaffiliated companies.

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

The Company is subject to extensive regulation and supervision by the Federal Reserve Board, the OCC and the FDIC. Such regulators govern the activities in which the Company may engage. These regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the ability to impose restrictions on a bank’s operations, limit growth rates, reclassify assets, determine the adequacy of a bank’s allowance for loan losses and determine the level of deposit insurance premiums assessed. Any change in such regulation and oversight, whether in the form of regulatory policy, new regulations or legislation or additional deposit insurance premiums could have a material adverse impact on the Company’s operations. Any new laws, rules and regulations could make compliance more difficult or expensive or otherwise adversely affect the Company’s business, financial condition or growth prospects. Such changes could subject the Company to additional costs, limit the types of financial services and products the Company may offer and/or increase the ability of non-banks to offer competing financial services and products, among other things.

Recent financial reforms and related regulations may affect our results of operations, financial condition or liquidity.

The Dodd-Frank Act could result in additional legislative or regulatory action. For a description of the Dodd-Frank Act see Part I, Item 1. Business, Supervision and Regulation contained in this Form 10-K. At this time, it is difficult to predict the extent to which the Dodd-Frank Act or the resulting regulations will impact the Company’s business. However, compliance with these new laws and regulations have resulted in and will likely continue to result in additional costs and these additional costs may adversely impact our results of operations, financial condition or liquidity.

As a bank holding company that conducts substantially all of its operations through its banking subsidiary, our ability to pay dividends to stockholders depends upon the results of operations of the Bank and its ability to pay dividends to the Company. Dividends paid by the Bank are subject to limits imposed by law and regulation.

Substantially all of the Company’s activities are conducted through the Bank, and the Company receives substantially all of its funds (other than the net proceeds of any capital raising transactions that the Company may undertake) through dividends from the Bank. The Company’s ability to pay dividends to stockholders depends primarily on the Bank’s ability to pay dividends to the Company. Various laws and regulations limit the amount of dividends that the Bank may pay to the Company. If the Bank is unable to pay dividends to the Company, the Company may not be able to pay dividends to its stockholders.

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

The Company is subject to risks associated with taxation that could adversely affect the Company’s results of operations and financial condition.

The amount of income taxes the Company is required to pay on its earnings is based on federal, state and city laws and regulations. The Company provides for current and deferred taxes in its financial statements, based on its results of operations, business activity, legal structure, interpretation of tax statutes, assessment of risk of adjustment upon audit and application of financial accounting standards. The Company may take tax return filing positions for which the final determination of tax is uncertain. The Company’s net income and earnings per share may be reduced if a federal, state or local authority assesses additional taxes that have not been provided for in the consolidated financial statements. There can be no assurance that the Company will achieve its anticipated effective tax rate either due to a change in tax law, a change in regulatory or judicial guidance or an audit assessment that denies previously recognized tax benefits. The new tax provisions of New York State Article 9A allow banking corporations to exclude from income 160% of the dividends it has received from subsidiaries such as a REIT, which is now included in the mandatory combined group. Going forward, the Company may not realize the benefits of the exclusion from income of 160% of the dividends received from the REIT, if the bank’s assets were in excess of $8 billion, resulting in a higher effective state income tax rate. The occurrence of any of these tax-related risks could adversely affect the Company’s results of operations and financial condition.

The Company’s financial condition and results of operations are dependent on the economy, as well as competition from other banks. Changing economic conditions could adversely impact the Company’s earnings and increase the credit risk of the Company’s loan portfolio.

The Company’s primary market area includes Suffolk County, Nassau County and New York City. Adverse economic conditions in that market area could reduce the Company’s rate of growth, affect customers’ ability to repay loans and result in higher levels of loan delinquencies, problem assets and foreclosures and a decline in the values of the collateral (including residential and commercial real estate) securing the Company’s loans, any of which could have a material adverse effect on the Company’s business, financial condition and results of operations. General economic conditions, including inflation, unemployment and money supply fluctuations, also may adversely affect the

Company’s business, financial condition and results of operations. In addition, competition in the banking industry is intense and the Company’s profitability depends upon its continued ability to successfully compete in its market.

The Company’s loan portfolio has a high concentration of commercial real estate loans (inclusive of multifamily and mixed use commercial loans) and its business may be adversely affected by credit risk associated with commercial real estate and a decline in property values.

At December 31, 2015, $1.2 billion, or 72% of the Company’s total gross loan portfolio, was comprised of commercial real estate (inclusive of multifamily and mixed use commercial loans). This type of lending is generally sensitive to regional and local economic conditions that significantly impact the ability of borrowers to meet their loan payment obligations, making loss levels difficult to predict. Although real estate prices have shown signs of improvement, a decline in real estate values may reduce the value of the real estate collateral securing these types of loans and increase the risk that the Company would incur losses if borrowers default on their loans.

The Company may not be able to maintain a strong core deposit base or other low-cost funding sources.

The Company expects to depend on checking, savings and money market deposit account balances and other forms of deposits as the primary source of funding for its lending activities. The Company’s future growth will largely depend on its ability to maintain a strong core deposit base. There may be competitive pressures to pay higher interest rates on deposits, which would increase the Company’s funding costs. If deposit clients move money out of bank deposits and into other investments (or into similar products at other institutions that may provide a higher rate of return), the Company could lose a relatively low cost source of funds, increasing its funding costs and reducing net interest income and net income. Additionally, any such loss of funds could result in reduced loan originations, which could adversely impact the Company’s results of operations and financial condition.

The Company is subject to significant operational risks that could result in charges, increased operational costs, harm to the Company’s reputation or foregone business opportunities.

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

As a financial institution, the Company may be the target of fraudulent activity that may result in financial losses to the Company and its clients, privacy breaches against its clients or damage to its reputation. Such fraudulent activity may take many forms, including check fraud, electronic fraud, wire fraud, phishing, unauthorized intrusion into or use of the Company’s systems and other dishonest acts. The Company provides its customers with the ability to bank remotely, including online over the Internet. The secure transmission of confidential information is a critical element of remote banking. The Company’s network could be vulnerable to unauthorized access, computer viruses, phishing schemes, spam attacks, human error, natural disasters, power loss and other security breaches. The Company may be required to spend significant capital and other resources to protect against the threat of cybersecurity breaches and computer viruses, or to alleviate problems caused by such breaches or viruses. Given the volume of Internet transactions, certain errors may be repeated or compounded before they can be discovered and rectified. To the extent that the Company’s activities or the activities of its customers involve the storage and transmission of confidential information, security breaches and viruses could expose the Company to claims, litigation and other possible liabilities. Any inability to prevent cybersecurity breaches or computer viruses could also cause existing customers to lose confidence in the Company’s systems and could adversely affect its reputation, results of operations and ability to attract and maintain customers and businesses. In addition, a security breach could also subject the

Company to additional regulatory scrutiny, expose it to civil litigation and possible financial liability and cause reputational damage. The Company’s risk and exposure to these matters remains heightened because of the evolving nature and complexity of the threats from organized cybercriminals and hackers, and the Company’s plans to continue to provide electronic banking services to its customers.

The Company depends on its key employees.

The Company’s success will, to some extent, depend on the continued employment of its executive officers. The unexpected loss of the services of any of these individuals could have a detrimental effect on the Company’s business. No assurance can be given that these individuals will continue to be employed by the Company. The loss of any of these individuals could negatively affect the Company’s ability to achieve its growth strategy and could have a material adverse effect on the Company’s results of operations and financial condition.

Liquidity risk could impair the Company’s ability to fund operations and jeopardize its financial condition.

Liquidity is essential to the Company’s business. An inability to raise funds through deposits, borrowings, the sale of loans or securities and other sources could have a substantial negative effect on the Company’s liquidity. The Company’s access to funding sources in amounts adequate to finance its activities or on terms that are acceptable to it could be impaired by factors that affect the Company specifically or the banking industry or economy in general. Factors that could detrimentally impact the Company’s access to liquidity sources include a decrease in the level of its business activity as a result of a downturn in the markets in which its loans are concentrated or adverse regulatory action against the Company. The Company’s ability to borrow could also be impaired by factors that are not specific to it, such as a disruption in the financial markets or negative views and expectations about the prospects for the banking or financial services industries.

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

The Company is subject to risks associated with litigation that could have a material adverse effect on the Company’s business and financial condition and cause significant reputational harm to the Company.

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

Subject to the limitations under the rules of the New York Stock Exchange and the number of shares of the Company’s authorized capital stock, the Company is not restricted from issuing additional common stock, including securities that are convertible into or exchangeable for, or that represent the right to receive, common stock or any substantially similar securities. The market value of the Company’s common stock could decline as a result of sales by the Company of a large number of shares of common stock or similar securities in the market or the perception that such sales could occur.

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

ITEM 1B.   UNRESOLVED STAFF COMMENTS

None.

ITEM 2.   PROPERTIES

The following table sets forth certain information relating to properties owned or used in the Company’s banking activities at December 31, 2015:

Location	Primary Use	Owned or Leased
4 West Second Street, Riverhead, NY	Corporate Headquarters	Owned
400 Merrick Road, Amityville, NY	Branch Office	Leased
3880 Veterans Memorial Highway, Bohemia, NY	Branch Office	Owned
502 Main Street, Center Moriches, NY	Branch Office	Leased
31525 Main Road, Cutchogue, NY	Branch Office	Leased
21 East Industry Court, Deer Park, NY	Branch Office	Leased
351 Pantigo Road, East Hampton, NY	Branch Office	Owned
99 Newtown Lane, East Hampton, NY	Branch Office	Leased
168 West Montauk Highway, Hampton Bays, NY	Branch Office	Owned
110 Marcus Boulevard, Hauppauge, NY	Branch Office	Leased
2801 Route 112, Medford, NY	Branch Office	Leased
159 Route 25A, Miller Place, NY	Branch Office	Leased
746 Montauk Highway, Montauk, NY	Branch Office	Owned
135 West Broadway, Port Jefferson, NY	Branch Office	Owned
228 East Main Street, Port Jefferson, NY	Branch Office	Leased
1201 Ostrander Avenue, Riverhead, NY	Branch Office	Owned
6 West Second Street, Riverhead, NY	Branch Office	Owned
17 Main Street, Sag Harbor, NY	Branch Office	Owned
161 North Main Street, Sayville, NY	Branch Office	Leased
9926 Route 25A, Shoreham, NY	Branch Office	Leased
222 Middle Country Road, Smithtown, NY	Branch Office	Leased
295 North Sea Road, Southampton, NY	Branch Office	Owned
2065 Wading River-Manor Road, Wading River, NY	Branch Office	Owned
955 Little East Neck Road, West Babylon, NY	Branch Office	Leased
144 Sunset Avenue, Westhampton Beach, NY	Branch Office	Owned
206 Griffing Avenue, Riverhead, NY	Administrative Office	Owned
1055 Franklin Avenue, Garden City, NY	Loan Production and Branch Office	Leased
290 Broad Hollow Road, Melville, NY	Loan Production and Branch Office	Leased
31-00 47th Avenue, Long Island City, NY	Loan Production and Branch Office	Leased

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

PART II

ITEM 5.   MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

At December 31, 2015, the approximate number of common equity stockholders was as follows:

Title of Class: Common Stock
Number of Record Holders: 1,211

The Company’s common stock commenced trading on the New York Stock Exchange under the symbol SCNB on December 18, 2015. Prior to that date, it traded on the NASDAQ Global Select Market under the symbol SUBK. Following are quarterly high and low sale prices of the Company’s common stock for the years ended December 31, 2015 and 2014.

2015	High Sale	Low Sale
1st Quarter	$23.89	$20.66
2nd Quarter	26.14	23.05
3rd Quarter	29.99	23.91
4th Quarter	31.75	25.97
2014	High Sale	Low Sale
1st Quarter	$22.48	$18.40
2nd Quarter	23.08	19.93
3rd Quarter	22.82	18.73
4th Quarter	23.25	18.84

The following schedule summarizes the Company’s dividends paid for the years ended December 31, 2015 and 2014.

Record Date	Dividend Payment Date	Cash Dividends Paid Per Common Share
November 11, 2015	November 25, 2015	$0.10
August 12, 2015	August 26, 2015	0.10
May 13, 2015	May 27, 2015	0.06
February 11, 2015	February 25, 2015	0.06
November 12, 2014	November 26, 2014	0.06
August 13, 2014	August 27, 2014	0.06

The following Performance Graph compares the yearly percentage change in the Company’s cumulative total stockholder return on its common stock with the cumulative total return of the NASDAQ US Index, the cumulative total return of the S&P 500 index and the cumulative total return of the SNL Bank $1B - $5B index. We believe the newly selected S&P 500 index is a better representation than the NASDAQ US index now that the Company is trading on the New York Stock Exchange.

Total Return Performance
250
225
200
175
150
125
100
75
50
25
0
Index Value
Suffolk Bancorp
SNL Bank $1B-$5B
NASDAQ US
S&P 500
12/31/10
12/31/11
12/31/12
12/31/13
12/31/14
12/31/15

	Period Ending
Index	12/31/10	12/31/11	12/31/12	12/31/13	12/31/14	12/31/15
Suffolk Bancorp	100.00	43.72	53.08	84.28	92.51	116.86
SNL Bank $1B-$5B	100.00	91.20	112.45	163.52	170.98	191.39
NASDAQ US	100.00	100.31	116.79	155.90	175.33	176.17
S&P 500	100.00	102.11	118.45	156.82	178.28	180.75

Source: Performance Graph prepared by SNL Financial LC, Charlottesville, VA; NASDAQ US total return data provided by the NASDAQ OMX Global Index Group.

For information about the Company’s equity compensation plans, please see Part III, Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters contained in this Form 10-K.

ITEM 6.   SELECTED FINANCIAL DATA

The Company’s selected financial data for the last five years follows.

FIVE-YEAR SUMMARY (dollars in thousands, except per share data)
As of or for the year ended December 31,	2015	2014	2013	2012	2011
OPERATING RESULTS:
Interest income	$72,780	$65,053	$59,678	$60,447	$75,433
Interest expense	3,247	2,519	2,930	3,719	5,925
Net interest income	69,533	62,534	56,748	56,728	69,508
Provision for loan losses	600	1,000	1,250	8,500	24,888
Net interest income after provision	68,933	61,534	55,498	48,228	44,620
Non-interest income	8,594	10,900	19,507	10,881	10,121
Operating expenses	53,954	53,419	58,565	61,571	59,042
Income (loss) before income taxes	23,573	19,015	16,440	(2,462)	(4,301)
Provision (benefit) for income taxes	5,886	3,720	3,722	(714)	(4,223)
Net income (loss)	$17,687	$15,295	$12,718	$(1,748)	$(78)
FINANCIAL CONDITION:
Investment securities	$308,408	$360,940	$412,446	$410,388	$308,519
Loans	1,666,447	1,355,427	1,068,848	780,780	969,654
Total assets	2,168,592	1,895,283	1,699,816	1,622,464	1,484,227
Total deposits	1,780,623	1,556,060	1,510,061	1,431,114	1,311,872
Borrowings	165,000	130,000	—	—	—
Stockholders' equity	197,258	182,733	167,198	163,985	136,560
SELECTED FINANCIAL RATIOS:
Performance:
Return on average assets	0.89%	0.87%	0.76%	(0.11)%	—%
Return on average stockholders' equity	9.27	8.57	7.78	(1.22)	(0.06)
Net interest margin (taxable-equivalent)	3.98	4.07	3.91	4.19	4.97
Efficiency ratio	65.64	68.41	73.64	86.22	71.83
Average stockholders' equity to average assets	9.61	10.14	9.83	9.30	8.55
Dividend payout ratio	21.48	9.16	—	—	—
Asset quality:
Non-performing loans to total loans (1)	0.33	0.96	1.42	2.10	8.33
Non-performing assets to total assets	0.25	0.68	0.89	1.17	5.56
Allowance for loan losses to non-performing loans (1)	374	148	114	108	49
Allowance for loan losses to total loans (1)	1.24	1.42	1.62	2.28	4.12
Net (recoveries) charge-offs to average loans	(0.06)	(0.08)	0.20	3.57	1.31
CAPITAL RATIOS:
Tier 1 leverage ratio	9.77%	10.04%	9.81%	9.79%	8.85%
Tier 1 risk-based capital ratio	11.68	12.10	13.77	16.89	12.98
Total risk-based capital ratio	12.89	13.35	15.02	18.15	14.26
Tangible common equity ratio	8.98	9.50	9.68	9.96	9.05
COMMON SHARE DATA:
Net income (loss) per share - fully diluted	$1.49	$1.31	$1.10	$(0.17)	$(0.01)
Cash dividends per share	0.32	0.12	—	—	—
Book value per share	16.72	15.66	14.45	14.18	14.04
Tangible book value per share	16.47	15.40	14.19	13.95	13.79
Average common shares outstanding	11,756,451	11,626,354	11,570,731	10,248,751	9,720,827
OTHER INFORMATION:
Number of full-time-equivalent employees	337	333	350	373	368
Number of branch offices	27	26	25	30	30
Number of ATMs	24	24	25	30	30
(1)	Excluding loans held-for-sale.

ITEM 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Safe Harbor Statement Pursuant to the Private Securities Litigation Reform Act of 1995

Certain statements contained in this discussion are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These can include remarks about the Company, the banking industry, the economy in general, expectations of the business environment in which the Company operates, projections of future performance, and potential future credit experience. These remarks are based upon current management expectations, and may, therefore, involve risks and uncertainties that cannot be predicted or quantified, that are beyond the Company’s control and that could cause future results to vary materially from the Company’s historical performance or from current expectations. These remarks may be identified by such forward-looking statements as “should,” “expect,” “believe,” “view,” “opportunity,” “allow,” “continues,” “reflects,” “typically,” “usually,” “anticipate,” or similar statements or variations of such terms. Factors that could affect the Company include particularly, but are not limited to: increased capital requirements mandated by the Company’s regulators; the Company’s ability to raise capital; competitive factors, including price competition; changes in interest rates; increases or decreases in retail and commercial economic activity in the Company’s market area; variations in the ability and propensity of consumers and businesses to borrow, repay, or deposit money, or to use other banking and financial services; results of regulatory examinations or changes in law, regulations or regulatory practices; the Company’s ability to attract and retain key management and staff; any failure by the Company to maintain effective internal control over financial reporting; larger-than-expected losses from the sale of assets; and the potential that net charge-offs are higher than expected or for increases in our provision for loan losses. Further, it could take the Company longer than anticipated to implement its strategic plans to increase revenue and manage non-interest expense, or it may not be possible to implement those plans at all. Finally, new and unanticipated legislation, regulation, or accounting standards may require the Company to change its practices in ways that materially change the results of operations. We have no obligation to update any forward-looking statements to reflect events or circumstances after the date of this document. For more information, see the risk factors described in this Annual Report on Form 10-K and other filings with the Securities and Exchange Commission.

Non-GAAP Disclosure

This discussion includes non-GAAP financial measures of the Company’s tangible common equity (“TCE”) ratio, tangible common equity, tangible assets, core net income, core fully taxable equivalent (“FTE”) net interest income, core FTE net interest margin, core operating expenses, core non-interest income, core FTE non-interest income and core operating efficiency ratio. A non-GAAP financial measure is a numerical measure of historical or future financial performance, financial position or cash flows that excludes or includes amounts that are required to be disclosed in the most directly comparable measure calculated and presented in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). The Company believes that these non-GAAP financial measures provide both management and investors a more complete understanding of the underlying operational results and trends and the Company’s marketplace performance. The presentation of this additional information is not meant to be considered in isolation or as a substitute for the numbers prepared in accordance with U.S. GAAP and may not be comparable to similarly titled measures used by other financial institutions.

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

The Bank is a full-service bank serving the needs of its local residents through 27 branch offices in Nassau, Suffolk and Queens Counties, New York. The Bank’s 27 branches include business banking centers in Long Island City, Melville and Garden City. In order to expand the Company geographically into western Suffolk, Nassau and Queens Counties and to diversify the lending business of the Company, loan production offices were opened in recent years in Long Island City, Garden City and Melville. As part of the Company’s strategy to move westward, the loan production office and business banking center branch in Long Island City serves Queens and nearby Brooklyn.

The Bank’s primary market area includes Suffolk County, Nassau County and New York City. The Bank offers a full line of domestic commercial and retail banking services. The Bank makes commercial real estate floating and fixed rate loans, multifamily and mixed use commercial loans primarily in the boroughs of New York City, commercial and industrial loans to manufacturers, wholesalers, distributors, developers/contractors and retailers and agricultural loans. The Bank also makes loans secured by residential mortgages, and both floating and fixed rate second mortgage loans with a variety of plans for repayment. Real estate construction loans are also offered.

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

At December 31, 2015, the Company, on a consolidated basis, had total assets of $2.2 billion, total deposits of $1.8 billion and stockholders’ equity of $197 million. The Company recorded net income of $17.7 million, or $1.49 per diluted common share, for the year ended December 31, 2015, compared to $15.3 million, or $1.31 per diluted common share, for the same period in 2014. The 15.6% improvement in 2015 net income resulted principally from a $7.0 million increase in net interest income coupled with a $400 thousand decline in the provision for loan losses. Partially offsetting these positive factors was a $2.3 million reduction in non-interest income, an increase in total operating expenses of $535 thousand and a higher effective tax rate in 2015. Excluding the after-tax impact of the $1.4 million fourth quarter 2015 systems conversion expense, net income in 2015 would have been $18.8 million, an increase of 22.7% versus the 2014 full year period. Core net income increased by 30.2% to $17.8 million for the 2015 full year period from $13.7 million in the comparable 2014 period.

	Years Ended December 31,
(in thousands)	2015	2014
CORE NET INCOME:
Net income, as reported	$17,687	$15,295

Adjustments:
Gain on sale of branch building and parking lot	—	(746)
Branch consolidation credits	—	(449)
Systems conversion expense	1,443	—
Net non-accrual interest adjustment	(1,248)	(798)
Total adjustments, before income taxes	195	(1,993)
Adjustment for reported effective income tax rate	49	(390)
Total adjustments, after income taxes	146	(1,603)
Core net income	$17,833	$13,692

The Company’s return on average assets and return on average common stockholders’ equity were 0.89% and 9.27%, respectively, for the year ended December 31, 2015 versus 0.87% and 8.57%, respectively, for the comparable 2014 period.

The Company continues to increase market share by preserving its eastern Suffolk lending franchise while simultaneously expanding west. This strategy has allowed the Company to expand into markets in Nassau County and New York City that are very attractive from a demographic standpoint and have an abundance of small and middle market businesses, the kinds of businesses that have comprised the Company’s core customer base throughout its history. As the areas the Company is expanding into are large and growing, acquiring even modest amounts of market share can have a meaningful impact on growth trends, given the Company’s relatively small size compared to many of its larger competitors. The Company’s loan pipeline continues to be robust and management remains optimistic about the prospects for continued strong loan growth moving into early 2016.

Total loans at December 31, 2015 were $1.7 billion, representing a 22.9% increase from the comparable 2014 date. The Company’s strong loan origination capability as it expands west gives it the ability to take advantage of a deep and attractive market for the high quality multifamily loans the Company is originating in New York City. The Company enters 2016 with loan growth well diversified among all its major product lines, reflecting strong performance by lending teams situated in both the Company’s traditional markets in Suffolk County and its expansion markets in Nassau County and New York City.

The credit quality of the Company’s loan portfolio continues to be very strong across the board. Management remains vigilant in ensuring that credit quality is not compromised, with lending and credit teams working together to manage risk and maintain credit standards no matter the economic conditions. Non-accrual loans totaled $5.5 million or 0.33% of loans outstanding at December 31, 2015 versus $13.0 million or 0.96% of total loans outstanding at December 31, 2014. Total accruing loans delinquent 30 days or more amounted to $1.0 million or 0.06% of loans outstanding at December 31, 2015 as compared to $1.4 million or 0.10% of loans outstanding at December 31, 2014. The Company’s allowance for loan losses at December 31, 2015 was $20.7 million, or 1.24% of total loans. The allowance for loan losses as a percentage of total non-accrual loans amounted to 374% and 148% at December 31, 2015 and 2014, respectively.

Deposit generation results continue to indicate that the core deposit franchise the Company has built over its 125 years of business is unique in the local marketplace and gives it a significant competitive advantage, particularly in a rising rate environment. At the end of 2015, 44% of the Company’s total deposits were demand deposits, driving an overall cost of funds of 18 basis points for the full year of 2015 and a core net interest margin of 3.91% over the same 2015 period. In addition, core deposits represented 87% of total deposits at December 31, 2015. The Company’s continuing ability to bring in new customer relationships, provide superior customer service and focus on low funding costs is how the Company does business and it has benefitted from that approach throughout all interest rate cycles over many decades. Management continues to maintain a moderately asset sensitive balance sheet for the Company so that, over time, the Company will be positioned to benefit from positive earnings leverage as interest rates rise and the yields on its relatively short duration assets grow faster than the costs of its deposit liabilities.

The Company’s management continues to be vigilant in controlling operating expenses and improving efficiency, while also making smart investments that will generate both revenue increases and operating efficiencies over time. For example, in the latter part of 2015, the Company announced the execution of final agreements with Fiserv, Inc. pursuant to which it will convert its core operating system and many ancillary products and services to Fiserv’s Premier suite of products and services. In connection with that core conversion, the Company recorded a pre-tax $1.4 million systems conversion expense in the fourth quarter of 2015, largely for payments to terminate existing contracts with the provider of its current core system and other vendors and service providers. Like many community banks, the Company has, over many decades, layered numerous products and services on top of its core system, creating a complex technology environment that is slow, difficult to manage, and has made introducing new products and services challenging and inefficient. Once the Company converts to the new system, expected to be completed in the second quarter of 2016, management will be able to replace numerous vendors and service providers with a single vendor that will integrate and support all delivery channels with a much higher level of automation. As a result, management believes the Company will benefit over time as it is expected that future expense levels for data processing, software maintenance, equipment expense and depreciation will be positively impacted. The Company’s core operating efficiency ratio improved during the full year of 2015 to 64.9%, from 70.4% in the comparable 2014 period.

	Years Ended December 31,
(dollars in thousands)	2015	2014
Core operating expenses:
Total operating expenses	$53,954	$53,419
Adjust for branch consolidation credits	—	449
Adjust for systems conversion expense	(1,443)	—
Core operating expenses	52,511	53,868

Core non-interest income:
Total non-interest income	8,594	10,900
Adjust for gain on sale of branch building and parking lot	—	(746)
Core non-interest income	8,594	10,154
Adjust for tax-equivalent basis	833	813
Core FTE non-interest income	9,427	10,967

Core operating efficiency ratio:
Core operating expenses	52,511	53,868
Core FTE net interest income	71,845	65,607
Core FTE non-interest income	9,427	10,967
Adjust for net gain on sale of securities available for sale	(319)	(19)
Total FTE revenue	80,953	76,555
Core operating expenses/total FTE revenue	64.87%	70.37%

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

Allowance for Loan Losses — One of the most critical accounting policies impacting the Company’s financial statements is the evaluation of the allowance for loan losses. The allowance for loan losses is a valuation allowance for probable incurred losses, increased by the provision for loan losses and recoveries, and decreased by loan charge-offs. For all classes of loans, when a loan, in full or in part, is deemed uncollectible, it is charged against the allowance for loan losses. This happens when the loan is past due and the borrower has not shown the ability or intent to make the loan current, or the borrower does not have sufficient assets to pay the debt, or the value of the collateral is less than the balance of the loan and is not considered likely to improve soon. The allowance for loan losses is determined by a quarterly analysis of the loan portfolio. Such analysis includes changes in the size and composition of the portfolio, the Company’s own historical loan losses, industry-wide losses, current and anticipated economic trends, and details about individual loans. It also includes estimates of the actual value of collateral, other possible sources of repayment and estimates that are susceptible to significant changes due to changes in appraisal values of collateral, national and regional economic conditions and other relevant factors. All non-accrual loans over $250 thousand in the commercial and industrial, commercial real estate, multifamily, mixed use commercial, real estate construction and residential mortgages loan classes and all troubled debt restructurings (“TDRs”) are evaluated individually for impairment. All other loans are generally evaluated as homogeneous pools with similar risk characteristics. In assessing the adequacy of the allowance for loan losses, management reviews the loan portfolio by separate classes that have similar risk and collateral characteristics. These classes are commercial and industrial, commercial real estate, multifamily, mixed use commercial, real estate construction, residential mortgages, home equity and consumer loans.

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

Deferred Tax Assets and Liabilities — Deferred tax assets and liabilities are the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities, computed using enacted tax rates. Deferred tax assets are recognized if it is more likely than not that a future benefit will be realized. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized. The realization of deferred tax assets (net of a recorded valuation allowance) is largely dependent upon future taxable income, future reversals of existing taxable temporary differences and the ability to carryback losses to available tax years. In assessing the need for a valuation allowance, the Company considers all relevant positive and negative evidence, including taxable income in carryback years, scheduled reversals of deferred tax liabilities, expected future taxable income and available tax planning strategies.

Other-Than-Temporary Impairment (“OTTI”) of Investment Securities — Management evaluates securities for OTTI on at least a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. For securities in an unrealized loss position, management considers the extent and duration of the unrealized loss, and the financial condition and near-term prospects of the issuer. Management also assesses whether it intends to sell, or it is more likely than not that it will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the entire difference between amortized cost and fair value is recognized as impairment through earnings. For debt securities that do not meet the aforementioned criteria, the amount of impairment is split into two components as follows: 1) OTTI related to credit loss, which must be recognized in the statement of income and 2) OTTI related to other factors, which is recognized in other comprehensive income (loss). The credit loss is defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis. For equity securities, the entire amount of impairment is recognized through earnings.

Material Changes in Financial Condition

Total assets of the Company were $2.2 billion at December 31, 2015. When compared to December 31, 2014, total assets increased by $273 million. This change was primarily due to loan growth and an increase in total cash and cash equivalents of $311 million and $43 million, respectively, partially offset by decreases in loans held for sale, investment securities available for sale and interest-bearing time deposits in other banks of $25 million, $52 million and $10 million, respectively.

Total loans were $1.7 billion at December 31, 2015 compared to $1.4 billion at December 31, 2014. The increase in the loan portfolio was primarily due to growth of commercial real estate, multifamily and mixed use commercial loans of $136 million, $117 million and $44 million, respectively, in 2015.

The decrease in loans held for sale reflected the sale of $24 million in multifamily loans, at a premium, in the first quarter of 2015. Total investment securities available for sale were $247 million at December 31, 2015 and $299 million at December 31, 2014. The decrease in available for sale securities largely reflected maturities and calls of municipal obligations and U.S. Government agency securities totaling $41 million, coupled with principal paydowns of collateralized mortgage obligations and mortgage-backed securities of U.S. Government-sponsored enterprises totaling $14 million and sales of corporate bonds and municipal obligations totaling $10 million during 2015. These decreases were partially offset by purchases of collateralized mortgage obligations and mortgage-backed securities of U.S. Government-sponsored enterprises, corporate bonds and municipal obligations totaling $17 million during the same period. The available for sale securities portfolio had an unrealized pre-tax gain of $2.4 million at December 31, 2015 compared to a gain of $4.4 million at year-end 2014.

At December 31, 2015, total deposits were $1.8 billion, an increase of $225 million when compared to December 31, 2014. This increase was primarily due to an increase in core deposit balances of $219 million. Additionally, time deposit balances increased $6 million over the same period. Core deposit balances, which consist of demand, N.O.W., savings and money market deposits, represented 87% of total deposits at December 31, 2015 and 86% of total deposits at December 31, 2014. Demand deposit balances represented 44% of total deposits at December 31, 2015 and 2014. At December 31, 2015 and 2014, the Company had $165 million and $130 million, respectively, in borrowings used to fund the growth in the Company’s loan portfolio.

Material Changes in Results of Operations

2015 versus 2014

The Company recorded net income of $17.7 million during the full year ended December 31, 2015 versus $15.3 million in the comparable 2014 period. The 15.6% improvement in 2015 net income resulted principally from a $7.0 million increase in net interest income coupled with a $400 thousand decline in the provision for loan losses. Partially offsetting these positive factors was a $2.3 million reduction in non-interest income, an increase in total operating expenses of $535 thousand and a higher effective tax rate in 2015. Excluding the after-tax impact of the $1.4 million fourth quarter 2015 systems conversion expense, net income in 2015 would have been $18.8 million, an increase of 22.7% versus the 2014 full year period.

The $7.0 million or 11.2% improvement in 2015 net interest income resulted from a $206 million increase in average total interest-earning assets, offset in part by a nine basis point contraction of the Company’s net interest margin to 3.98% in 2015 from 4.07% in 2014. (See also Distribution of Assets, Liabilities and Stockholders’ Equity: Net Interest Income and Rates and Analysis of Changes in Net Interest Income contained herein.) Adjusting for the impact of net non-accrual interest received in each period, the Company’s core net interest margin was 3.91% for the year ended December 31, 2015 versus 4.02% for the comparable 2014 period.

	Years Ended December 31,
($ in thousands)	2015		2014
CORE NET INTEREST INCOME/MARGIN:
Net interest income/margin (FTE)	$73,093	3.98%	$66,405	4.07%
Net non-accrual interest adjustment	(1,248)	(0.07%)	(798)	(0.05%)
Core net interest income/margin (FTE)	$71,845	3.91%	$65,607	4.02%

The Company’s full year 2015 average total interest-earning asset yield was 4.15% versus 4.23% in the comparable 2014 period. A lower average yield on the Company’s loan portfolio in 2015 versus the comparable 2014 period, down 24 basis points to 4.30%, was the primary contributing factor in the reduction in the interest-earning asset yield. The Company’s average balance sheet mix continued to improve in 2015 as average loans increased by $284 million (23.8%) versus the 2014 full year and low-yielding overnight interest-bearing deposits, federal funds sold and securities purchased under agreements to resell declined by $27 million during the same period. The average securities portfolio decreased by $54 million to $337 million in 2015 versus 2014. The average yield on the investment portfolio was 3.71% in the 2015 period versus 3.73% a year ago.

The Company’s average cost of total interest-bearing liabilities increased by four basis points to 0.32% in 2015 versus 0.28% in the comparable 2014 period. The Company’s total cost of funds was 0.18% in 2015 versus 0.16% in 2014. Average core deposits increased by $140 million to $1.5 billion during 2015 versus the comparable 2014 period, with average demand deposits representing 44% of full year 2015 average total deposits. Average total deposits increased by $143 million or 9.2% to $1.7 billion during 2015 versus 2014. Average core deposit balances represented 86% of average total deposits during the 2015 period. Average borrowings increased by $62 million during 2015 compared to 2014 and represented 4.2% of total average funding during 2015.

Due to a combination of improved credit metrics coupled with $885 thousand in 2015 full year net loan recoveries, the Company’s provision for loan losses declined by $400 thousand in 2015 versus 2014. (See also Critical Accounting Policies, Judgments and Estimates and Loans and Allowance for Loan Losses contained herein.)

Non-interest income declined by $2.3 million or 21.2% in the 2015 full year period when compared to 2014. This reduction was due to several factors, most notably reductions in net gain on sale of premises and equipment (down $751 thousand), fiduciary fees (down $1.0 million), service charges on deposit accounts (down $639 thousand) and other service charges, commissions and fees (down $366 thousand). The reduction in net gain on sale of premises and equipment resulted from gains recorded in 2014 on the sale of two bank properties. Fiduciary fees declined as a result of the Company’s sale of its wealth management business in 2014. Deposit service charges declined principally due to a reduction in overdraft and demand deposit account analysis fees in 2015. Other service charges, commissions and fees were lower than the comparable 2014 period primarily as the result of a reduction in income from the sale of investment products through the Company’s branch network. Partially offsetting the foregoing reductions in non-interest income were increases in net gain on sale of securities available for sale (up $300 thousand) and net gain on sale of portfolio loans (up $351 thousand).

Total operating expenses increased by $535 thousand in 2015 versus 2014 principally due to the $1.4 million fourth quarter 2015 systems conversion expense coupled with a $449 thousand branch consolidation expense credit recorded in 2014. Excluding the impact of these two items, total operating expenses would have declined by $1.4 million or 2.5% when compared to 2014. The net reduction in operating expenses, excluding these items, resulted from reductions in several categories, most notably employee compensation and benefits (down $1.1 million) and consulting and professional services (down $467 thousand). The decrease in employee compensation and benefits reflected lower expense levels for incentive compensation, pension, 401(k) and medical insurance in 2015.

The Company recorded income tax expense of $5.9 million in 2015 resulting in an effective tax rate of 25.0% versus an income tax expense of $3.7 million and an effective tax rate of 19.6% in the comparable period a year ago. The increase in the 2015 effective tax rate resulted from growth in pre-tax income taxed at the 35% federal rate, coupled with a reduction in tax-exempt income versus the comparable 2014 period. The 2014 effective tax rate also reflected a net tax benefit arising from changes in New York State tax law made in that period coupled with an adjustment related to stock-based compensation.

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

Non-interest income declined by $8.6 million in 2014 versus the year ago period. This decline was principally due to $7.8 million in gains on the sale of Visa Class B shares recorded in 2013. No Visa shares were sold in 2014. Also contributing to the lower level of non-interest income in 2014 versus 2013 were reductions in net gain on the sale of mortgage loans originated for sale (down $779 thousand) as fewer loans were sold, net gain on sale of securities available for sale (down $384 thousand) and net gain on sale of portfolio loans (down $228 thousand). Offsetting a portion of these reductions in 2014 were improvements in income from bank-owned life insurance (up $600 thousand) and net gain on the sale of premises and equipment (up $347 thousand).

Total operating expenses declined by $5.1 million (8.8%) in 2014 versus 2013 as the result of reductions in several categories, most notably branch consolidation costs (down $2.5 million), occupancy (down $961 thousand), other operating expenses (down $825 thousand), reserve and carrying costs related to Visa shares sold (down $750 thousand), equipment (down $680 thousand) and FDIC assessment (down $614 thousand). The reduction in branch consolidation costs in 2014 resulted from better than expected outcomes on lease termination negotiations for two of the Bank’s closed branches where an expense had previously been recorded in the fourth quarter of 2013 and a credit was recorded in 2014. The reductions in occupancy and equipment expenses are directly attributable to the six branch offices closed beginning in October 2013. The lower FDIC assessment expense in 2014 versus 2013 reflected the Bank’s lower assessment rate as it is no longer under a regulatory formal agreement and its credit metrics have significantly improved. Other operating expenses improved in 2014 versus 2013 as the result of the outsourcing of the Company’s investment sales function in 2014 coupled with lower expenses for telecommunications, fees and subscriptions, postage, appraisal fees and OREO in the current year. Largely offsetting the foregoing improvements was a $1.5 million increase in employee compensation and benefits expense due principally to a $1.7 million benefit recorded in 2013 due to the termination of a post-retirement life insurance plan in that period which effectively reduced 2013 compensation and benefits expense by that amount. Excluding the impact of this 2013 expense credit, employee compensation and benefits expenses declined by $189 thousand or 0.5% in 2014 versus 2013.

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

Distribution of Assets, Liabilities and Stockholders’ Equity: Net Interest Income and Rates

The following table presents the average daily balances of the Company’s assets, liabilities and stockholders’ equity, together with an analysis of net interest earnings and average rates, for each major category of interest-earning assets and interest-bearing liabilities. Interest and average rates are computed on a fully taxable-equivalent basis (dollars in thousands):

For the Years Ended December 31,	2015			2014			2013
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Interest-earning assets
Securities:
Taxable	$202,399	$4,750	2.35%	$226,603	$5,369	2.37%	$252,454	$6,342	2.51%
Tax-exempt	134,651	7,752	5.76	164,439	9,200	5.59	171,512	9,446	5.51
Total securities	337,050	12,502	3.71	391,042	14,569	3.73	423,966	15,788	3.72
Federal Reserve and Federal Home Loan Bank stock and other investments	6,505	280	4.30	3,511	152	4.33	2,937	146	4.97
Federal funds sold, securities purchased under agreements to resell and interest-bearing deposits due from banks	18,649	62	0.33	45,436	150	0.33	209,834	591	0.28
Loans and performing loans held for sale (including non-accrual loans):
Taxable	1,448,851	62,023	4.28	1,167,719	52,766	4.52	898,771	46,404	5.16
Tax-exempt	26,922	1,473	5.47	23,972	1,287	5.37	6,842	353	5.16
Total loans	1,475,773	63,496	4.30	1,191,691	54,053	4.54	905,613	46,757	5.16
Total interest-earning assets	1,837,977	$76,340	4.15%	1,631,680	$68,924	4.23%	1,542,350	$63,282	4.10%
Cash and due from banks	70,995			57,917			60,426
Other non-interest-earning assets	75,608			71,910			60,624
Total assets	$1,984,580			$1,761,507			$1,663,400

Interest-bearing liabilities
Savings, N.O.W. and money market deposits	$721,989	$1,383	0.19%	$665,626	$1,162	0.17%	$623,519	$1,190	0.19%
Time deposits	230,546	1,422	0.62	226,998	1,309	0.58	242,807	1,740	0.72
Total savings and time deposits	952,535	2,805	0.29	892,624	2,471	0.28	866,326	2,930	0.34
Federal funds purchased	3	—	0.45	8	—	0.46	17	—	0.37
Other borrowings	74,743	442	0.59	13,051	48	0.37	5	—	0.39
Total interest-bearing liabilities	1,027,281	3,247	0.32	905,683	2,519	0.28	866,348	2,930	0.34
Total cost of funds			0.18			0.16			0.20
Rate spread			3.83			3.95			3.76
Demand deposits	742,876			659,463			608,580
Other non-interest-bearing liabilities	23,638			17,812			24,982
Total liabilities	1,793,795			1,582,958			1,499,910
Stockholders' equity	190,785			178,549			163,490
Total liabilities and stockholders' equity	$1,984,580			$1,761,507			$1,663,400
Net interest income (taxable-equivalent basis) and interest rate margin		73,093	3.98%		66,405	4.07%		60,352	3.91%
Less: taxable-equivalent basis adjustment		(3,560)			(3,871)			(3,604)
Net interest income		$69,533			$62,534			$56,748

Interest income on a taxable-equivalent basis includes the additional amount of interest income that would have been earned if the Company’s investment in tax-exempt securities and loans had been subject to federal and New York State income taxes yielding the same after-tax income. The rate used for this adjustment was approximately 35% for federal income taxes in 2015 and 2014, 34% for federal income taxes in 2013, 4.5% for New York State income taxes in 2015 and 3.5% for New York State income taxes in 2014 and 2013. Loan fees included in interest income amounted to $1.8 million, $1.5 million and $1.1 million in 2015, 2014 and 2013, respectively.

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

	In 2015 over 2014 Changes Due to			In 2014 over 2013 Changes Due to
	Volume	Rate	Net Change	Volume	Rate	Net Change
Interest-earning assets
Securities:
Taxable	$(568)	$(51)	$(619)	$(625)	$(348)	$(973)
Tax-exempt	(1,708)	260	(1,448)	(394)	148	(246)
Total securities	(2,276)	209	(2,067)	(1,019)	(200)	(1,219)
Federal Reserve and Federal Home Loan Bank stock and other investments	129	(1)	128	26	(20)	6
Federal funds sold, securities purchased under agreements to resell and interest-bearing deposits due from banks	(88)	—	(88)	(529)	88	(441)
Loans and performing loans held for sale (including non-accrual loans):
Taxable	12,171	(2,914)	9,257	12,641	(6,279)	6,362
Tax-exempt	161	25	186	919	15	934
Total loans	12,332	(2,889)	9,443	13,560	(6,264)	7,296
Total interest-earning assets	10,097	(2,681)	7,416	12,038	(6,396)	5,642

Interest-bearing liabilities
Savings, N.O.W. and money market deposits	101	120	221	78	(106)	(28)
Time deposits	28	85	113	(108)	(323)	(431)
Total savings and time deposits	129	205	334	(30)	(429)	(459)
Federal funds purchased	—	—	—	—	—	—
Other borrowings	350	44	394	48	—	48
Total interest-bearing liabilities	479	249	728	18	(429)	(411)
Net change in net interest income (taxable-equivalent basis)	$9,618	$(2,930)	$6,688	$12,020	$(5,967)	$6,053

Investment Securities

The Company’s investment policy is conservative in nature and investment securities are purchased only after a disciplined evaluation to ensure that they are the most appropriate asset available given the Company’s objectives. Several key factors are considered before executing any transaction including:

•	Liquidity — the ease with which the security can be pledged or sold.
•	Credit quality — the likelihood the security will perform according to its original terms with timely payments of principal and interest.

•	Yield — the rate of return on the investment balanced against liquidity and credit quality.

The Company also considers certain key risk factors in its selection of investment securities:

•	Market risk — can be defined as the sensitivity of the portfolio’s market value to changes in the level of interest rates. Generally, the market value of fixed-rate securities increases when interest rates fall and decreases when interest rates rise. The longer the duration of the security, the greater sensitivity to changes in interest rates.
•	Income risk — is identified as the time period over which fixed payments associated with an investment security can be assured. Generally, the shorter the duration of the security, the greater this risk.
•	Asset/liability management — seeks to limit the change in net interest income as a result of changing interest rates. In a rising rate environment when the maturities or the intervals between the repricing of investments are longer than those of the liabilities that fund them, net interest income will decline. This is referred to as a liability-sensitive position. Conversely, when investments mature or are repriced sooner than their funding sources, net interest income will increase as interest rates rise. This is known as an asset-sensitive position. Asset/liability management attempts to manage the duration of the loan and investment portfolios, as well as that of all funding, to minimize the risk to net interest income while maximizing returns. Security selection is governed by the Company’s investment policy and serves to supplement the Company’s asset/liability position.

The Company seeks to create an investment portfolio that is diversified across different classes of assets. At December 31, 2015, the majority of the Company’s portfolio consisted of investments in municipal securities, U.S. Government agency obligations, mortgage-backed securities (“MBS”) and CMOs. MBS are backed by a pool of mortgages in which investors share payments based on the percentage of the pool they own. The cash flows associated with CMOs are assigned to specific securities, or tranches, in the order in which they are received. Analysis of CMOs requires careful due diligence of the mortgages that serve as the underlying collateral. The Company does not own any mortgage obligations with underlying collateral that could be classified as sub-prime. Tranche structure, final maturity and credit support also provide improved assurance of repayment. The investment portfolio provides collateral for various liabilities to municipal depositors as well as enhances the Company’s liquidity position through cash flows and the ability to pledge these assets to secure various borrowing lines. Management has determined that no OTTI was present at December 31, 2015.

The Company’s average investment portfolio decreased by $54 million to $337 million in 2015 compared to $391 million in 2014, The decrease in the investment portfolio largely reflected maturities and calls of municipal obligations and U.S. Government agency securities totaling $41 million, coupled with principal paydowns of CMOs and MBS of U.S. Government-sponsored enterprises totaling $14 million and sales of corporate bonds and municipal obligations totaling $10 million during 2015. These decreases were partially offset by purchases of CMOs and MBS of U.S. Government-sponsored enterprises, corporate bonds and municipal obligations totaling $17 million during the same period. The components of the average investment portfolio and the year-over-year net changes in average balances are presented below (in thousands).

For the Years Ended December 31,	2015	2014
	Average Balance		Net Change
U.S. Government agency securities	$85,034	$95,113	$(10,079)
Corporate bonds	8,460	10,850	(2,390)
Collateralized mortgage obligations	18,965	25,261	(6,296)
Mortgage-backed securities	89,940	95,379	(5,439)
Obligations of states and political subdivisions	134,651	164,439	(29,788)
Total investment securities	$337,050	$391,042	$(53,992)

The following table summarizes, at carrying value, the Company’s investment securities available for sale and held to maturity for each period (in thousands):

At December 31,	2015	2014
Investment securities available for sale:
U.S. Government agency securities	$28,516	$41,577
Corporate bonds	5,910	6,408
Collateralized mortgage obligations	15,549	21,997
Mortgage-backed securities	92,442	90,919
Obligations of states and political subdivisions	104,682	137,769
Total investment securities available for sale	247,099	298,670
Investment securities held to maturity:
U.S. Government agency securities	43,570	48,365
Corporate bonds	6,000	—
Obligations of states and political subdivisions	11,739	13,905
Total investment securities held to maturity	61,309	62,270
Total investment securities	$308,408	$360,940

The following table presents the distribution, by contractual maturity and the approximate weighted-average yields, of the Company’s investment portfolio at December 31, 2015 (dollars in thousands). All securities are presented at their carrying amounts.

	Maturity (in years)
	Within 1	Yield	After 1 but within 5	Yield	After 5 but within 10	Yield	After 10	Yield	Total	Yield
Investment securities available for sale:
U.S. Government agency securities	$—	—%	$—	—%	$28,516	2.16%	$—	—%	$28,516	2.16%
Corporate bonds	—	—	—	—	5,910	3.30	—	—	5,910	3.30
Collateralized mortgage obligations (1)	2,435	4.50	3,960	1.89	9,154	2.16	—	—	15,549	2.46
Mortgage-backed securities (1)	—	—	53,083	1.77	39,359	2.41	—	—	92,442	2.04
Obligations of states and political subdivisions (2)	23,313	6.10	77,489	5.66	3,880	5.98	—	—	104,682	5.77
Total investment securities available for sale	25,748	5.95	134,532	4.01	86,819	2.52	—	—	247,099	3.69
Investment securities held to maturity:
U.S. Government agency securities	—	—	—	—	31,743	2.39	11,827	3.26	43,570	2.62
Corporate bonds	—	—	—	—	6,000	5.50	—	—	6,000	5.50
Obligations of states and political subdivisions (2)	836	7.17	4,272	5.81	—	—	6,631	5.22	11,739	5.58
Total investment securities held to maturity	836	7.17	4,272	5.81	37,743	2.88	18,458	3.97	61,309	3.47
Total investment securities	$26,584	5.99%	$138,804	4.07%	$124,562	2.63%	$18,458	3.97%	$308,408	3.65%
(1)	Assumes maturity dates pursuant to average lives.
(2)	The yields on obligations of states and political subdivisions are on a fully taxable-equivalent basis.

As a member of the Federal Reserve Bank (“FRB”) and the FHLB, the Bank owns 27,735 shares and 91,865 shares of FRB and FHLB stock, respectively, with book values of $1.4 million and $9.2 million, respectively, at December 31, 2015. There is no public market for these shares. The last dividends paid were 6.00% on FRB stock in December 2015 and 4.10% on FHLB stock in November 2015.

The Bank was a member of the Visa USA payment network and was issued Class B shares upon Visa’s initial public offering in March 2008. The Visa Class B shares are transferable only under limited circumstances until they can be converted into shares of the publicly traded class of stock. This conversion cannot happen until the settlement of certain litigation, which is indemnified by Visa members. Since its initial public offering, Visa has funded a litigation reserve based upon a change in the conversion ratio of Visa Class B shares into Visa Class A shares. At its discretion, Visa may continue to increase the conversion rate in connection with any settlements in excess of amounts then in escrow for that purpose and reduce the conversion rate to the extent that it adds any funds to the escrow in the future. Based on the existing transfer restriction and the uncertainty of the litigation, the Company has recorded its Visa Class B shares on its balance sheet at zero value. In conjunction with the sale of Visa Class B shares in 2013, the Company entered into derivative swap contracts with the purchaser of these Visa Class B shares which provide for settlements between the purchaser and the Company based upon a change in the conversion ratio of Visa Class B shares into Visa Class A shares. At December 31, 2015, the Company still owned 38,638 Visa Class B shares.

Loans and the Allowance for Loan Losses

The following table categorizes the Company’s loan portfolio for each period (dollars in thousands):

At December 31,	2015		2014		2013		2012		2011
Commercial and industrial	$189,769	11.4%	$177,813	13.1%	$171,199	16.0%	$168,709	21.6%	$206,652	21.3%
Commercial real estate	696,787	41.8	560,524	41.4	464,560	43.5	359,211	46.0	420,472	43.4
Multifamily	426,549	25.6	309,666	22.8	184,624	17.3	9,261	1.2	8,174	0.8
Mixed use commercial	78,787	4.7	34,806	2.6	4,797	0.4	799	0.1	—	—
Real estate construction	37,233	2.2	26,206	1.9	6,565	0.6	15,469	2.0	49,704	5.1
Residential mortgages	186,313	11.2	187,828	13.9	169,552	15.9	146,575	18.8	160,619	16.6
Home equity	44,951	2.7	50,982	3.8	57,112	5.3	66,468	8.5	79,684	8.2
Consumer	6,058	0.4	7,602	0.5	10,439	1.0	14,288	1.8	44,349	4.6
Total loans	$1,666,447	100.0%	$1,355,427	100.0%	$1,068,848	100.0%	$780,780	100.0%	$969,654	100.0%

The following table presents the contractual maturities of selected loans and the sensitivities of those loans to changes in interest rates at December 31, 2015 (in thousands):

	One Year or Less	One Through Five Years	Over Five Years	Total
Commercial and industrial	$126,125	$52,493	$11,151	$189,769
Real estate construction	31,487	1,192	4,554	37,233
Total	$157,612	$53,685	$15,705	$227,002
Loans maturing after one year with:
Fixed interest rate		$42,029	$13,085	$55,114
Variable interest rate		$11,656	$2,620	$14,276

Non-performing loans are defined as non-accrual loans and loans 90 days or more past due and still accruing. Recognition of interest income is discontinued when reasonable doubt exists as to whether principal or interest due can be collected. Loans of all classes will generally no longer accrue interest when over 90 days past due unless the loan is well-secured and in process of collection.

The following table shows non-performing loans for each period (in thousands):

At December 31,	2015	2014	2013	2012	2011
Non-accrual loans	$5,528	$12,981	$15,183	$16,435	$80,760
Loans 90 days or more past due and still accruing	—	—	—	—	—
Total	$5,528	$12,981	$15,183	$16,435	$80,760

Non-accrual loans totaled $5.5 million or 0.33% of loans outstanding at December 31, 2015 versus $13.0 million or 0.96% of total loans outstanding at December 31, 2014. The allowance for loan losses as a percentage of total non-accrual loans amounted to 374% and 148% at December 31, 2015 and 2014, respectively. Total accruing loans delinquent 30 days or more amounted to $1.0 million or 0.06% of loans outstanding at December 31, 2015 as compared to $1.4 million or 0.10% of loans outstanding at December 31, 2014.

Total criticized and classified loans were $21 million at December 31, 2015 versus $40 million at December 31, 2014. Criticized loans are those loans that are not classified but require some degree of heightened monitoring. Classified loans were $12 million at December 31, 2015 as compared to $30 million at December 31, 2014. The allowance for loan losses as a percentage of total classified loans was 170% and 64%, respectively, at the same dates.

At December 31, 2015, the Company had $12 million in TDRs, primarily consisting of commercial and industrial loans, commercial real estate loans and residential mortgages totaling $1 million, $4 million and $5 million, respectively. At December 31, 2015, $9 million of the TDRs were current and accruing, $519 thousand were past due 30 days or more and still accruing and $2 million were on non-accrual status. The Company had TDRs amounting to $20 million at December 31, 2014.

At December 31, 2015, the Company’s allowance for loan losses amounted to $20.7 million or 1.24% of period-end loans outstanding. The allowance as a percentage of loans outstanding was 1.42% at December 31, 2014. The Company recorded net loan recoveries of $885 thousand in 2015 versus net loan recoveries of $937 thousand in 2014. As a percentage of average total loans outstanding, these amounts represented (0.06%) and (0.08%), respectively, in 2015 and 2014.

The following table presents an analysis of the Company’s allowance for loan losses for each period (dollars in thousands):

	2015	2014	2013	2012	2011
Balance, January 1	$19,200	$17,263	$17,781	$39,958	$28,419
Charge-offs:
Commercial and industrial	744	420	2,867	8,534	9,490
Commercial real estate	—	—	383	15,794	4,059
Real estate construction	—	—	—	3,671	232
Residential mortgages	—	32	126	3,727	411
Home equity	—	—	558	1,953	191
Consumer	14	40	166	267	214
Total charge-offs	758	492	4,100	33,946	14,597
Recoveries:
Commercial and industrial	1,524	797	2,077	2,456	781
Commercial real estate	39	519	97	—	—
Real estate construction	—	—	—	340	415
Residential mortgages	32	16	5	115	3
Home equity	22	50	32	246	2
Consumer	26	47	121	112	97
Total recoveries	1,643	1,429	2,332	3,269	1,298
Net (recoveries) charge-offs	(885)	(937)	1,768	30,677	13,299
Reclass to allowance for contingent liabilities	—	—	—	—	(50)
Provision for loan losses	600	1,000	1,250	8,500	24,888
Balance, December 31	$20,685	$19,200	$17,263	$17,781	$39,958

Year ended December 31,	2015	2014	2013	2012	2011
Loans:
Average	$1,471,542	$1,191,147	$905,613	$859,790	$1,012,835
At end of period	1,666,447	1,355,427	1,068,848	780,780	969,654
Non-performing loans/total loans (1)	0.33%	0.96%	1.42%	2.10%	8.33%
Non-performing assets/total assets	0.25	0.68	0.89	1.17	5.56
Net (recoveries) charge-offs/average loans	(0.06)	(0.08)	0.20	3.57	1.31
Allowance for loan losses/total loans (1)	1.24	1.42	1.62	2.28	4.12
(1)	Excluding loans held-for-sale.

The following table presents the allocation of the Company’s allowance for loan losses by loan class for each period (dollars in thousands):

At December 31,	2015	% of Total	2014	% of Total	2013	% of Total	2012	% of Total	2011	% of Total
Commercial and industrial	$1,875	9.1%	$1,560	8.1%	$2,615	15.1%	$6,181	34.8%	$25,047	62.7%
Commercial real estate	7,019	33.9	6,777	35.3	6,572	38.1	5,965	33.5	10,470	26.2
Multifamily	4,688	22.7	4,018	20.9	2,159	12.5	150	0.8	559	1.4
Mixed use commercial	766	3.7	261	1.4	54	0.3	34	0.2	—	—
Real estate construction	386	1.9	383	2.0	88	0.5	141	0.8	623	1.5
Residential mortgages	2,476	12.0	3,027	15.8	2,463	14.3	1,576	8.9	2,401	6.0
Home equity	639	3.1	709	3.7	745	4.3	907	5.1	512	1.3
Consumer	106	0.4	166	0.8	241	1.4	189	1.1	313	0.8
Unallocated	2,730	13.2	2,299	12.0	2,326	13.5	2,638	14.8	33	0.1
Total	$20,685	100.0%	$19,200	100.0%	$17,263	100.0%	$17,781	100.0%	$39,958	100.0%

The Company recorded a $600 thousand provision for loan losses for the year ended December 31, 2015 compared to $1.0 million for the year ended December 31, 2014.

For the year ended December 31, 2015, the ending balance of the Company’s allowance for loan losses increased by $1.5 million when compared to December 31, 2014. During 2015, the Company increased its allowance for loan losses allocated to commercial real estate (“CRE”), commercial and industrial (“C&I”) and multifamily loans by $242 thousand, $315 thousand and $670 thousand, respectively.

The increases in the allowance for loan losses allocated to CRE, C&I and multifamily loans during 2015 largely reflected increases of $151 million, $12 million and $117 million, respectively, in unimpaired pass rated CRE, C&I and multifamily loans. The increase in the allowance for loan losses allocated to C&I loans was also attributable to a 0.07% increase during 2015 in the average combined historical loss and environmental factors rates on such unimpaired pass rated loans.

The loss factor rates incorporate a rolling twelve quarter look back period used in calculating historical losses for each loan segment. In an effort to more accurately represent the Company’s incurred and probable losses by individual loan segment, a twelve quarter period is used to improve the granularity of individual loan segment charge-off history and reduce the volatility associated with improperly weighting short-term trends in the calculation.

At December 31, 2015, the Company’s allowance for loan losses included an unallocated portion totaling $2.7 million. When compared to December 31, 2014, the ending balance of the Company’s unallocated portion of the allowance for loan losses increased $431 thousand. Loan portfolio growth was 22.9% during 2015, primarily in multifamily, CRE and mixed use commercial loans. Loan growth, including multifamily loans, is expected to continue throughout 2016. An unallocated portion of the reserve is considered a prudent strategy until these loans to new borrowers establish longer-term payment patterns.

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

Deposits

The following table presents the average balance and the average rate paid on the Company’s deposits for each period (dollars in thousands):

	2015		2014		2013
	Average	Average Rate Paid	Average	Average Rate Paid	Average	Average Rate Paid
Demand deposits	$742,876	—%	$659,463	—%	$608,580	—%
Savings deposits	315,898	0.15	302,385	0.15	287,120	0.15
N.O.W. and money market deposits	406,091	0.22	363,241	0.20	336,399	0.23
Time certificates of $100,000 or more	171,394	0.62	165,389	0.55	171,241	0.66
Other time deposits	59,152	0.62	61,609	0.64	71,566	0.86
Total	$1,695,411	0.17%	$1,552,087	0.16%	$1,474,906	0.20%

The following table sets forth, by time remaining to maturity, the Company’s certificates of deposit of $100,000 or more at December 31, 2015 (in thousands):

3 months or less	$109,574
Over 3 through 6 months	10,840
Over 6 through 12 months	31,198
Over 12 months	13,713
Total	$165,325

Borrowings

The Company may utilize both short-term and long-term borrowings which could include lines of credit for federal funds with correspondent banks, securities sold under agreements to repurchase and FHLB borrowings. The Company’s average total borrowings increased $62 million during 2015 compared to 2014 and were used to fund the growth in the Company’s loan portfolio. The Company had borrowings of $165 million outstanding at December 31, 2015 versus $130 million outstanding at December 31, 2014.

The following provides information on the Company’s borrowings for each period (dollars in thousands):

	Federal Home Loan Bank Borrowings		Federal Funds Purchased
	2015	2014	2015	2014
Daily average outstanding	$74,743	$13,051	$3	$8
Average interest rate paid	0.59%	0.37%	0.45%	0.46%
Maximum amount outstanding at any month-end	$165,000	$130,000	$—	$—
December 31 balance	165,000	130,000	—	—
Weighted-average interest rate on balances outstanding	0.63%	0.32%	—%	—%

Contractual and Off-Balance Sheet Obligations

Shown below are the amounts of payments due under specified contractual obligations, aggregated by category of contractual obligation, for specified time periods. All information is as of December 31, 2015 (in thousands):

Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Time deposits	$224,643	$196,147	$19,788	$8,708	$—
Operating lease obligations	9,099	1,708	3,038	2,020	2,333
Capital lease obligations	6,077	329	688	714	4,346
Performance and financial letters of credit	15,033	14,942	—	—	91
Total	$254,852	$213,126	$23,514	$11,442	$6,770

The Company has not used, and has no intention to use, any significant off-balance sheet financing arrangements for liquidity purposes. Its primary financial instruments with off-balance sheet risk are limited to loan servicing for others and obligations to fund loans to customers pursuant to existing commitments.

Liquidity and Capital Resources

Liquidity management is defined as both the Company’s and the Bank’s ability to meet their financial obligations on a continuous basis without material loss or disruption of normal operations. These obligations include the withdrawal of deposits on demand or at their contractual maturity, the repayment of borrowings as they mature, funding new and existing loan commitments and the ability to take advantage of business opportunities as they arise. Asset liquidity is provided by short-term investments and the marketability of securities available for sale. The Company may also leave excess reserve balances at the FRB if the rate being paid is higher than would be available from other short-term investments. Liquid assets, consisting of federal funds sold, securities available for sale and balances at the FRB, decreased to $268 million at December 31, 2015 compared to $311 million at December 31, 2014. These liquid assets may include assets that have been pledged primarily against municipal deposits or borrowings. In addition, the Company has pledged U.S. Government agency securities held in its available for sale portfolio, with a market value of approximately $3 million at December 31, 2015, as collateral for the derivative swap contracts. Liquidity is also provided by the maintenance of a base of core deposits, maturing short-term assets including cash and due from banks, the ability to sell or pledge marketable assets and access to lines of credit.

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

The Company’s primary sources of funds are cash provided by deposits and borrowings, proceeds from maturities and sales of securities available for sale and cash provided by operating activities. At December 31, 2015, total deposits were $1.8 billion, an increase of $225 million when compared to December 31, 2014. Of the $225 million in total time deposits at December 31, 2015, $196 million are scheduled to mature within the next 12 months. Based on historical experience, the Company expects to be able to replace a substantial portion of those maturing deposits with comparable deposit products. At December 31, 2015 and 2014, the Company had $165 million and $130 million, respectively, in borrowings used to fund the growth in the Company’s loan portfolio. For the years ended December 31, 2015 and 2014, proceeds from sales and maturities of securities available for sale totaled $51 million and $50 million, respectively.

The Company’s primary uses of funds are for the origination of loans and the purchase of investment securities. For the year ended December 31, 2015, the Company had net loan originations for portfolio of $334 million compared to $336 million for the same period in 2014. The Company purchased investment securities totaling $23 million and $4 million during the years ended December 31, 2015 and 2014, respectively.

The Bank’s Asset/Liability and Funds Management Policy establishes specific policies and operating procedures governing liquidity levels to assist management in developing plans to address future and current liquidity needs. Management monitors the rates and cash flows from the loan and investment portfolios while also examining the maturity structure and volatility characteristics of liabilities to develop an optimum asset/liability mix. Available funding sources include retail, commercial and municipal deposits, purchased liabilities and stockholders’ equity. At December 31, 2015, access to approximately $746 million in FHLB lines of credit for overnight or term borrowings with maturities of up to thirty years was available. At December 31, 2015, approximately $60 million and $10 million in unsecured and secured lines of credit, respectively, extended by correspondent banks were also available to be utilized, if needed, for short-term funding purposes. At December 31, 2015, $165 million in borrowings were outstanding with the FHLB, consisting of $150 million in overnight borrowings and $15 million in five-year term borrowings. No borrowings were outstanding under lines of credit with correspondent banks.

The Bank also has the ability to access the brokered deposit market. Deposits gathered through the Certificate of Deposit Account Registry Service (“CDARS”) are considered for regulatory purposes to be brokered deposits. At December 31, 2015, the Bank had $1 million in CDARS deposits outstanding.

The Company strives to maintain an efficient level of capital, commensurate with its risk profile, on which a competitive rate of return to stockholders will be realized over both the short and long term. Capital is managed to enhance stockholder value while providing flexibility for management to act opportunistically in a changing marketplace. Management continually evaluates the Company’s capital position in light of current and future growth objectives and regulatory guidelines. Total stockholders’ equity was $197 million at December 31, 2015 compared to $183 million at December 31, 2014. The increase in stockholders’ equity versus December 31, 2014 was primarily due to net income, net of dividends paid, recorded during 2015.

The Company and the Bank are subject to regulatory capital requirements. The Company’s tier 1 leverage, common equity tier 1 risk-based, tier 1 risk-based and total risk-based capital ratios were 9.77%, 11.68%, 11.68% and 12.89%, respectively, at December 31, 2015, exceeding all regulatory requirements. The Bank’s tier 1 leverage, common equity tier 1 risk-based, tier 1 risk-based and total risk-based capital ratios were 9.58%, 11.45%, 11.45% and 12.66%, respectively, at December 31, 2015. Each of these ratios exceeds the regulatory guidelines for a well capitalized institution, the highest regulatory capital category.

The Company did not repurchase any shares of its common stock during 2015. Repurchase of shares will occur only if management believes that the purchase will be at prices that are accretive to earnings per share and is the most efficient use of the Company’s capital.

The Company’s tangible common equity ratio was 8.98% at December 31, 2015 compared to 9.50% at December 31, 2014. The ratio of tangible common equity to tangible assets, or TCE ratio, is calculated by dividing total common stockholders’ equity by total assets, after reducing both amounts by intangible assets. The TCE ratio is not required by U.S. GAAP or by applicable bank regulatory requirements, but is a metric used by management to evaluate the adequacy of our capital levels. Since there is no authoritative requirement to calculate the TCE ratio, our TCE ratio is not necessarily comparable to similar capital measures disclosed or used by other companies in the financial services industry. Tangible common equity and tangible assets are non-GAAP financial measures and should be considered in addition to, not as a substitute for or superior to, financial measures determined in accordance with U.S. GAAP. Set forth below are the reconciliations of tangible common equity to U.S. GAAP total common stockholders’ equity and tangible assets to U.S. GAAP total assets at December 31, 2015 (in thousands).

				Ratios
Total stockholders' equity	$197,258	Total assets	$2,168,592	9.10% (1)
Less: intangible assets	(2,864)	Less: intangible assets	(2,864)
Tangible common equity	$194,394	Tangible assets	$2,165,728	8.98% (2)
(1)	The ratio of total stockholders' equity to total assets is the most comparable U.S. GAAP measure to the non-GAAP tangible common equity ratio presented herein.
(2)	TCE ratio.

All dividends must conform to applicable statutory requirements. The Company’s ability to pay dividends to stockholders depends on the Bank’s ability to pay dividends to the Company. Under 12 USC 56-9, a national bank may not pay a dividend on its common stock if the dividend would exceed net undivided profits then on hand. Further, under 12 USC 60, a national bank must obtain prior approval from the OCC to pay dividends on either common or preferred stock that would exceed the bank’s net profits for the current year combined with retained net profits (net profits minus dividends paid during that period) of the prior two years. The ability of the Bank to pay dividends to the Company is subject to certain regulatory restrictions. Generally, dividends declared in a given year by a national bank are limited to its net profit, as defined by regulatory agencies, for that year, combined with its retained net income for the preceding two years, less any required transfer to surplus or to fund for the retirement of any preferred stock. In addition, a national bank may not pay dividends in an amount greater than its undivided profits or declare any dividends if such declaration would leave the bank inadequately capitalized. At December 31, 2015, $41.7 million was available for dividends from the Bank to the Company.

The Company’s Board of Directors declared four quarterly cash dividends totaling $0.32 per common share in 2015. Dividends totaling $0.12 per common share were declared in 2014.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Asset/Liability Management

The process by which financial institutions manage interest-earning assets and funding sources under different interest rate environments is called asset/liability management. The principal objective of the Company’s asset/liability management program is to maximize net interest income within an acceptable range of overall risk. Management must ensure that liquidity, capital, interest rate and market risk are prudently managed. Monitoring and managing this risk is a crucial part of the Company’s asset/liability management program. The program is governed by policies established by the Company’s Board of Directors. These policies are reviewed and approved no less than annually. The Board of Directors delegates responsibility for asset/liability management to the Asset/Liability Management Committee (“ALCO”). The ALCO develops guidelines and strategies to implement the approved policies. The ALCO includes members of the Board of Directors as well as executive and senior officers of the Bank. It uses computer simulations to quantify interest rate risk and to project liquidity. The simulations also assist the ALCO in developing contingent strategies to increase net interest income. The ALCO assesses the impact of any change in strategy on the Company’s ability to grant loans and repay deposits. The Company has not used forward contracts or interest rate swaps to manage interest rate risk.

Interest Rate Sensitivity

Interest rate sensitivity is determined by the time period when each asset and liability in the Company’s portfolio can be repriced. Sensitivity increases when interest-earning assets and interest-bearing liabilities reprice in different time horizons. While this analysis presents the volume of assets and liabilities repricing in each time period, it does not consider how quickly various assets and liabilities might actually be repriced in response to changes in interest rates. Management reviews its interest rate sensitivity regularly and adjusts its asset/liability management strategy accordingly. Because the interest rates on assets and liabilities vary according to their maturity, management may selectively mismatch the repricing of assets and liabilities to take advantage of temporary or projected differences between short- and long-term interest rates.

The accompanying table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at December 31, 2015 which, based upon certain assumptions, are expected to reprice or mature in each of the time frames shown. When monitoring this interest-sensitivity gap position, management recognizes that these static measurements do not reflect the results of any projected activity and are best utilized as early indicators of potential interest rate exposures. Rather, management relies on net interest income simulation analysis as its primary tool to manage the Company's asset/liability position on a dynamic repricing basis.

(dollars in thousands)	0 to 3 Months	4 to 6 Months	7 to 12 Months	1 to 3 Years	More Than 3 Years	Not Rate Sensitive	Total
Interest-earning assets
Loans and performing loans held for sale (1)	$307,020	$66,267	$134,251	$473,896	$682,001	$4,678	$1,668,113
Federal Reserve and Federal Home Loan Bank stock and other investments (2)	—	—	—	—	—	10,756	10,756
Investment securities (3)	18,185	17,421	17,107	79,022	176,673	—	308,408
Interest-bearing deposits with banks and fed funds sold	22,814	—	—	—	—	—	22,814
Total interest-earning assets	$348,019	$83,688	$151,358	$552,918	$858,674	$15,434	$2,010,091

Interest-bearing liabilities
Savings, N.O.W. and money market deposits (4)	$344,159	$30,330	$21,558	$70,980	$301,009	$—	$768,036
Time deposits (5)	128,638	20,074	47,435	19,788	8,708	—	224,643
Borrowings	150,000	—	—	—	15,000	—	165,000
Total interest-bearing liabilities	$622,797	$50,404	$68,993	$90,768	$324,717	$—	$1,157,679
Gap	$(274,778)	$33,284	$82,365	$462,150	$533,957	$15,434	$852,412
Cumulative difference between interest-earning assets and interest-bearing liabilities	$(274,778)	$(241,494)	$(159,129)	$303,021	$836,978	$852,412
Cumulative difference/total assets	(12.67%)	(11.14%)	(7.34%)	13.97%	38.60%	39.31%
(1)	Based on contractual maturity and instrument repricing date if applicable; projected prepayments and prepayments of principal based on experience.
(2)	Federal Reserve and Federal Home Loan Bank stock and other investments is not considered rate sensitive.
(3)	Based on contractual maturity, instrument repricing dates if applicable and projected prepayments.
(4)	Savings and N.O.W. deposits decay is calculated using an estimated weighted-average life of 6.3 years. Money market deposits are included in the 0 to 3 months category.
(5)	Based on contractual maturity.

At December 31, 2015, the Company’s balance sheet exhibited a liability sensitive posture for the one-year period which may result in a reduction in net interest income if interest rates rise. When the Company’s gap position is examined over longer periods, however, an asset sensitive bias is evident. This scenario may result in an increase in net interest income if interest rates rise over the longer term. Conversely, if interest rates decline, net interest income may be reduced.

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

The Company’s asset/liability and interest rate risk management policy generally limits interest rate risk exposure to ranges of -10% to -20% and -15% to -25% of the base case net interest income for net earnings at risk at the 12-month and 24-month time horizons, respectively. Net earnings at risk is the potential adverse change in net interest income arising from up to -100 and +400 basis point changes in interest rates over a 12 month period, and measured over a 24 month time horizon. The Company’s balance sheet is held flat over the 24 month time horizon with all principal cash flows assumed to be reinvested in similar products and term points at the simulated market interest rates. Any such estimates should not be interpreted as the Company’s forecast, and should not be considered as indicative of management’s expectations for operating results. They are hypothetical estimates that are based on many assumptions including: the nature and timing of changes in interest rates, the shape of the yield curve (variations in interest rates for financial instruments of varying maturity at a given moment in time), prepayments on loans and securities, deposit outflows, pricing on loans and deposits, and the reinvestment of cash flows from assets and liabilities, among other things. While these assumptions are based on management’s best estimate of current economic conditions, the Company cannot give any assurance that they will actually predict results, nor can they anticipate how the behavior of customers and competitors may change in the future.

Generally, the Company may be considered asset sensitive when net interest income increases in a rising interest rate environment or decreases under a falling interest rate scenario. Similarly, the Company may be considered liability sensitive when net interest income increases in a falling interest rate environment or decreases in a rising interest rate environment. At December 31, 2015, the Company’s balance sheet exhibited a short-term liability sensitive posture in year one with a turn towards an asset sensitive bias thereafter.

The following table presents the Company’s NII sensitivity at December 31, 2015, assuming no growth in assets or liabilities, under a 100 basis point change in interest rates downward and a 200 basis point change upward.

	Estimated NII Sensitivity at December 31, 2015
Time Horizon	-100 basis point rate ramp	Base case	+200 basis point rate ramp
Year One	(1.3%)	0.0%	(1.9%)
Year Two	(8.7%)	(3.0%)	(2.6%)

When appropriate, ALCO may use off-balance sheet instruments such as interest rate floors, caps, and swaps to hedge its position with regard to interest rate risk. The Board of Directors has approved a hedging policy statement that governs the use of such instruments. At December 31, 2015, there were no derivative financial instruments outstanding for hedging purposes.

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

The following table presents the Company’s EVE sensitivity at December 31, 2015.

Rate Change	Estimated EVE Sensitivity at December 31, 2015
+200 basis point shock	5.4%
-100 basis point shock	(16.0%)

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Suffolk Bancorp
Riverhead, New York

We have audited the accompanying consolidated statements of condition of Suffolk Bancorp and subsidiaries (collectively the “Company”) as of December 31, 2015 and 2014 and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Suffolk Bancorp and subsidiaries at December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Suffolk Bancorp and subsidiaries’ internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 29, 2016, expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

New York, New York
February 29, 2016

SUFFOLK BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CONDITION
December 31, 2015 and December 31, 2014
(dollars in thousands, except per share data)

	December 31, 2015	December 31, 2014
ASSETS
Cash and cash equivalents
Cash and non-interest-bearing deposits due from banks	$75,272	$41,140
Interest-bearing deposits due from banks	22,814	13,376
Federal funds sold	—	1,000
Total cash and cash equivalents	98,086	55,516
Interest-bearing time deposits in other banks	—	10,000
Federal Reserve and Federal Home Loan Bank stock and other investments	10,756	8,600
Investment securities:
Available for sale, at fair value	247,099	298,670
Held to maturity (fair value of $63,272 and $64,796, respectively)	61,309	62,270
Total investment securities	308,408	360,940
Loans	1,666,447	1,355,427
Allowance for loan losses	20,685	19,200
Net loans	1,645,762	1,336,227
Loans held for sale	1,666	26,495
Premises and equipment, net	23,240	23,641
Bank-owned life insurance	52,383	45,109
Deferred tax assets, net	15,845	15,714
Accrued interest and loan fees receivable	5,859	5,676
Goodwill and other intangibles	2,864	2,991
Other assets	3,723	4,374
TOTAL ASSETS	$2,168,592	$1,895,283
LIABILITIES & STOCKHOLDERS’ EQUITY
Demand deposits	$787,944	$683,634
Savings, N.O.W. and money market deposits	768,036	653,667
Subtotal core deposits	1,555,980	1,337,301
Time deposits	224,643	218,759
Total deposits	1,780,623	1,556,060
Borrowings	165,000	130,000
Unfunded pension liability	6,428	6,303
Capital leases	4,395	4,511
Other liabilities	14,888	15,676
TOTAL LIABILITIES	1,971,334	1,712,550
COMMITMENTS AND CONTINGENT LIABILITIES
STOCKHOLDERS’ EQUITY
Common stock (par value $2.50; 15,000,000 shares authorized; issued 13,966,292 and 13,836,508, respectively; outstanding 11,800,554 and 11,670,770, respectively)	34,916	34,591
Surplus	46,239	44,230
Retained earnings	130,093	116,169
Treasury stock at par (2,165,738 shares)	(5,414)	(5,414)
Accumulated other comprehensive loss, net of tax	(8,576)	(6,843)
TOTAL STOCKHOLDERS’ EQUITY	197,258	182,733
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,168,592	$1,895,283

See accompanying notes to consolidated financial statements.

SUFFOLK BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
For the Years Ended December 31, 2015, 2014 and 2013
(dollars in thousands, except per share data)

	For the Years Ended December 31,
	2015	2014	2013
INTEREST INCOME
Loans and loan fees	$62,914	$53,570	$46,625
U.S. Government agency obligations	2,079	2,320	2,012
Obligations of states and political subdivisions	4,774	5,812	5,975
Collateralized mortgage obligations	593	860	2,062
Mortgage-backed securities	1,767	1,936	1,871
Corporate bonds	311	253	396
Federal funds sold, securities purchased under agreements to resell and interest-bearing deposits due from banks	62	150	591
Dividends	280	152	146
Total interest income	72,780	65,053	59,678
INTEREST EXPENSE
Savings, N.O.W. and money market deposits	1,383	1,162	1,190
Time deposits	1,422	1,309	1,740
Borrowings	442	48	—
Total interest expense	3,247	2,519	2,930
Net interest income	69,533	62,534	56,748
Provision for loan losses	600	1,000	1,250
Net interest income after provision for loan losses	68,933	61,534	55,498
NON-INTEREST INCOME
Service charges on deposit accounts	3,042	3,681	3,800
Other service charges, commissions and fees	2,718	3,084	3,290
Fiduciary fees	—	1,023	1,084
Net gain on sale of securities available for sale	319	19	403
Net gain on sale of portfolio loans	568	217	445
Net gain on sale of mortgage loans originated for sale	356	283	1,062
Net gain on sale of premises and equipment	—	751	404
Gain on Visa shares sold	—	—	7,766
Income from bank-owned life insurance	1,274	1,355	755
Other operating income	317	487	498
Total non-interest income	8,594	10,900	19,507
OPERATING EXPENSES
Employee compensation and benefits	33,446	34,560	33,090
Occupancy expense	5,675	5,535	6,496
Equipment expense	1,636	1,730	2,410
Consulting and professional services	2,159	2,626	2,663
FDIC assessment	1,082	1,031	1,645
Data processing	2,123	2,204	2,390
Branch consolidation (credits) costs	—	(449)	2,074
Nonrecurring project costs	1,443	—	—
Reserve and carrying costs related to Visa shares sold	294	239	989
Other operating expenses	6,096	5,943	6,808
Total operating expenses	53,954	53,419	58,565
Income before income tax expense	23,573	19,015	16,440
Income tax expense	5,886	3,720	3,722
NET INCOME	$17,687	$15,295	$12,718
EARNINGS PER COMMON SHARE - BASIC	$1.50	$1.32	$1.10
EARNINGS PER COMMON SHARE - DILUTED	$1.49	$1.31	$1.10
WEIGHTED AVERAGE COMMON SHARES - BASIC	11,756,451	11,626,354	11,570,731
WEIGHTED AVERAGE COMMON SHARES - DILUTED	11,833,504	11,682,142	11,591,121

See accompanying notes to consolidated financial statements.

SUFFOLK BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Years Ended December 31, 2015, 2014 and 2013
(in thousands)

	For the Years Ended December 31,
	2015	2014	2013
Net income	$17,687	$15,295	$12,718
Other comprehensive (loss) income, net of tax and reclassification adjustments:
Net unrealized holding (loss) gain on securities available for sale arising during the period, net of tax of ($766), $4,060 and ($8,355), respectively	(1,201)	6,732	(14,648)
Change in unrealized gain (loss) on securities transferred from available for sale to held to maturity, net of tax of $250 and ($1,180), respectively	410	(1,805)	—
Net actuarial loss adjustment on pension and post-retirement plan benefit obligation, net of tax of ($628), ($2,929) and $2,709, respectively	(942)	(4,481)	4,473
Total other comprehensive (loss) income, net of tax	(1,733)	446	(10,175)
Total comprehensive income	$15,954	$15,741	$2,543

See accompanying notes to consolidated financial statements.

SUFFOLK BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Years Ended December 31, 2015, 2014 and 2013
(dollars in thousands, except per share data)

	For the Years Ended December 31,
	2015	2014	2013
Common stock
Balance, January 1	$34,591	$34,348	$34,330
Dividend reinvestment (33,566 and 6,671 shares issued, respectively)	85	16	—
Stock options exercised (39,334, 18,735 and 6,667 shares issued, respectively)	98	46	18
Stock-based compensation	142	181	—
Ending balance	34,916	34,591	34,348
Surplus
Balance, January 1	44,230	43,280	42,628
Dividend reinvestment	761	120	—
Stock options exercised	441	200	73
Stock-based compensation	807	630	579
Ending balance	46,239	44,230	43,280
Retained earnings
Balance, January 1	116,169	102,273	89,555
Net income	17,687	15,295	12,718
Cash dividends on common stock ($0.32 and $0.12 per share, respectively)	(3,763)	(1,399)	—
Ending balance	130,093	116,169	102,273
Treasury stock
Balance, January 1	(5,414)	(5,414)	(5,414)
Ending balance	(5,414)	(5,414)	(5,414)
Accumulated other comprehensive loss, net of tax
Balance, January 1	(6,843)	(7,289)	2,886
Other comprehensive (loss) income	(1,733)	446	(10,175)
Ending balance	(8,576)	(6,843)	(7,289)
Total stockholders’ equity	$197,258	$182,733	$167,198

See accompanying notes to consolidated financial statements.

SUFFOLK BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2015, 2014 and 2013
(in thousands)

	For the Years Ended December 31,
	2015	2014	2013
NET INCOME	$17,687	$15,295	$12,718
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES
Provision for loan losses	600	1,000	1,250
Depreciation and amortization	2,331	2,358	3,258
Stock-based compensation - net	949	811	579
Net amortization of premiums	1,136	1,188	1,312
Originations of mortgage loans held for sale	(39,858)	(16,582)	(42,052)
Proceeds from sale of mortgage loans originated for sale	39,907	15,682	47,519
Gain on sale of mortgage loans originated for sale	(356)	(283)	(1,062)
Gain on sale of portfolio loans	(568)	(217)	(445)
Decrease (increase) in other intangibles	127	(13)	(308)
Deferred tax expense (benefit)	1,014	(1,711)	3,077
Increase in accrued interest and loan fees receivable	(183)	(235)	(558)
Decrease (increase) in other assets	651	(366)	7,148
Adjustment to unfunded pension liability	(1,445)	(1,365)	(63)
(Decrease) increase in other liabilities	(789)	(2,011)	2,514
Income from bank-owned life insurance	(1,274)	(1,355)	(755)
Gain on Visa shares sold	—	—	(7,766)
Gain on sale of premises and equipment	—	(751)	(404)
Loss on sale and writedowns of OREO	—	—	47
Net gain on sale of securities available for sale	(319)	(19)	(403)
Net cash provided by operating activities	19,610	11,426	25,606
CASH FLOWS FROM INVESTING ACTIVITIES
Principal payments on investment securities - available for sale	14,431	11,055	55,904
Proceeds from sale of investment securities - available for sale	10,080	20,604	13,427
Maturities and calls of investment securities - available for sale	41,370	29,634	24,752
Purchases of investment securities - available for sale	(16,975)	(800)	(116,403)
Maturities and calls of investment securities - held to maturity	7,502	1,084	1,593
Purchases of investment securities - held to maturity	(6,000)	(3,434)	(5,243)
Decrease (increase) in interest-bearing time deposits in other banks	10,000	—	(10,000)
(Increase) decrease in Federal Reserve and Federal Home Loan Bank stock and other investments	(2,156)	(5,737)	180
Proceeds from sale of portfolio loans	49,871	25,443	7,732
Loan originations - net	(334,302)	(336,005)	(300,796)
Proceeds from sale of Visa shares	—	—	7,766
Proceeds from sale of premises and equipment	—	1,064	851
Proceeds from sale of OREO	—	—	1,525
Purchases of bank-owned life insurance	(6,000)	(5,000)	(38,000)
Purchases of premises and equipment - net	(1,930)	(1,051)	(1,310)
Net cash used in investing activities	(234,109)	(263,143)	(358,022)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposit accounts	224,563	45,999	78,947
Net increase in short-term borrowings	20,000	130,000	—
Proceeds from long-term borrowings	15,000	—	—
Proceeds from stock options exercised	539	246	91
Cash dividends paid on common stock	(3,763)	(1,399)	—
Proceeds from shares issued under the dividend reinvestment plan	846	136	—
Decrease in capital lease payable	(116)	(101)	(76)
Net cash provided by financing activities	257,069	174,881	78,962
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	42,570	(76,836)	(253,454)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	55,516	132,352	385,806
CASH AND CASH EQUIVALENTS, END OF PERIOD	$98,086	$55,516	$132,352
SUPPLEMENTAL DATA:
Interest paid	$3,185	$2,543	$3,007
Income taxes paid	$4,443	$6,314	$480
Loans transferred to held-for-sale	$24,164	$50,363	$6,383
Investment securities transferred from available for sale to held to maturity	$—	$48,147	$—

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

Allowance for Loan Losses — The allowance for loan losses is a valuation allowance for probable incurred losses, increased by the provision for loan losses and recoveries, and decreased by loan charge-offs. For all classes of loans, when a loan, in full or in part, is deemed uncollectible, it is charged against the allowance for loan losses. This happens when the loan is past due and the borrower has not shown the ability or intent to make the loan current, or the borrower does not have sufficient assets to pay the debt, or the value of the collateral is less than the balance of the loan and is not considered likely to improve soon. The allowance for loan losses is determined by a quarterly analysis of the loan portfolio. Such analysis includes changes in the size and composition of the portfolio, the Company’s own historical loan losses, industry-wide losses, current and anticipated economic trends, and details about individual loans. It also includes estimates of the actual value of collateral, other possible sources of repayment and estimates that are susceptible to significant changes due to changes in appraisal values of collateral, national and regional economic conditions and other relevant factors. All non-accrual loans over $250 thousand in the commercial and industrial, commercial real estate, multifamily, mixed use commercial, real estate construction and residential mortgages loan classes and all TDRs are evaluated individually for impairment. All other loans are generally evaluated as homogeneous pools with similar risk characteristics. In assessing the adequacy of the allowance for loan losses, management reviews the loan portfolio by separate classes that have similar risk and collateral characteristics. These classes are commercial and industrial, commercial real estate, multifamily, mixed use commercial, real estate construction, residential mortgages, home equity and consumer loans.

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

Transfers of Financial Instruments — Transfers of financial assets for which the Bank has surrendered control of the financial assets are accounted for as sales to the extent that consideration other than beneficial interests in the transferred assets is received in exchange. Retained interests in a sale or securitization of financial assets are initially measured at fair value and subsequently amortized over the estimated servicing period. The fair values of retained servicing rights and any other retained interests are determined based on the present value of expected future cash flows associated with those interests and by reference to market prices for similar assets. There were no transfers of financial assets to related or affiliated parties for any of the reported periods. The Bank services residential mortgage loans for others which are not included in the accompanying consolidated statements of condition. At December 31, 2015 and 2014, the outstanding principal balance of such loans approximated $179 million and $160 million, respectively. The carrying value, approximating the estimated fair value, of mortgage servicing rights was $2 million as of December 31, 2015 and 2014, and is recorded in goodwill and other intangibles in the Company’s consolidated statements of condition.

Loans Held For Sale — Loans held for sale are carried at the lower of aggregate cost or fair value, based on observable inputs in the secondary market. Changes in fair value of loans held for sale are recognized in earnings.

Other Real Estate Owned (“OREO”) — Property acquired through foreclosure, or OREO, is initially stated at the lower of cost or fair value less estimated selling costs. Losses arising at the time of the acquisition of property are charged against the allowance for loan losses. Any additional write-downs to the carrying value of these assets that may be required, as well as the cost of maintaining and operating these foreclosed properties, are charged to expense. The Company held no OREO at any of the reported periods.

Premises and Equipment — Premises and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation is calculated by the declining-balance or straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized using the straight-line method over the term of the lease or the estimated life of the asset, whichever is shorter. The Company periodically evaluates impairment of long-lived assets to be held and used or to be disposed of by sale. There was no impairment of long-lived assets at any of the reported periods.

Bank-Owned Life Insurance — Bank-owned life insurance is recorded at the lower of the cash surrender value or the amount that can be realized under the insurance policy and is included as an asset in the consolidated statements of condition. Changes in the cash surrender value and insurance benefit payments are recorded in non-interest income in the consolidated statements of income.

Goodwill — Goodwill resulting from business combinations represents the excess of the purchase price over the fair value of the net assets of the acquired business and was approximately $814 thousand at each of the Company’s reported periods. Goodwill is not amortized but tested for impairment at least annually or when there is a circumstance that would indicate the need to evaluate between annual tests. Based on these tests, there was no impairment of goodwill as of December 31, 2015 and 2014.

Allowance for Off-Balance Sheet Credit Risk — The balance of the allowance for off-balance sheet credit risk is determined by management’s estimate of the amount of financial risk in outstanding loan commitments and contingent liabilities such as performance and financial letters of credit. The allowance for off-balance sheet credit risk was $290 thousand at December 31, 2015 and 2014, and is recorded in other liabilities in the Company’s consolidated statements of condition.

The Company has financial and performance letters of credit. Financial letters of credit require the Company to make payment if the customer’s financial condition deteriorates, as defined in the agreements. Performance letters of credit require the Company to make payments if the customer fails to perform certain non-financial contractual obligations.

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

The reconciliation of basic and diluted weighted average number of common shares outstanding for the years ended December 31, 2015, 2014 and 2013 follows.

	Years Ended December 31,
	2015	2014	2013
Weighted average common shares outstanding	11,649,240	11,582,807	11,570,731
Weighted average unvested restricted shares	107,211	43,547	—
Weighted average shares for basic earnings per share	11,756,451	11,626,354	11,570,731

Additional diluted shares:
Stock options	77,053	55,788	20,390
Weighted average shares for diluted earnings per share	11,833,504	11,682,142	11,591,121

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

Derivatives — Derivatives are contracts between counterparties that specify conditions under which settlements are to be made. The only derivatives held by the Company are swap contracts with the purchaser of its Visa Class B shares. The Company records its derivatives on the consolidated statements of condition at fair value. The Company’s derivatives do not qualify for hedge accounting. As a result, changes in fair value are recognized in earnings in the period in which they occur. (See also Note 3. Investment Securities contained herein.)

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

Recent Accounting Guidance — In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842). The ASU establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company is currently evaluating the impact of the pending adoption of the ASU on its consolidated financial statements.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10), “Recognition and Measurement of Financial Assets and Financial Liabilities” which requires an entity to: (i) measure equity investments at fair value through net income, with certain exceptions; (ii) present in other comprehensive income the changes in instrument-specific credit risk for financial liabilities measured using the fair value option; (iii) present financial assets and financial liabilities by measurement category and form of financial asset; (iv) calculate the fair value of financial instruments for disclosure purposes based on an exit price and; (v) assess a valuation allowance on deferred tax assets related to unrealized losses of available for sale debt securities in combination with other deferred tax assets. This ASU provides an election to subsequently measure certain nonmarketable equity investments at cost less any impairment and adjusted for certain observable price changes and also requires a qualitative impairment assessment of such equity investments and amends certain fair value disclosure requirements. For public entities, the amendments in this ASU are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Generally, early adoption of the amendments in this ASU is not permitted. The Company believes that adoption in 2018 will not have a material effect on the Company’s consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), “Revenue from Contracts with Customers,” which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of the ASU is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. The ASU defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. The FASB subsequently issued ASU 2015-14 to defer the effective date of the new revenue recognition standard by one year. As such, it now takes effect for public entities in fiscal years beginning after December 15, 2017, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting the ASU recognized at the date of adoption (which includes additional footnote disclosures). Early adoption is permitted for any entity that chooses to adopt the new standard as of the original effective date. The Company has not yet determined the method by which it will adopt ASU 2014-09 in 2018 and does not believe that the adoption will have a material effect on the Company’s consolidated financial statements.

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

2.   ACCUMULATED OTHER COMPREHENSIVE INCOME/LOSS (“AOCI”)

The changes in the Company’s AOCI by component, net of tax, for the years ended December 31, 2015 and 2014 follow (in thousands).

	Year Ended December 31, 2015				Year Ended December 31, 2014
	Unrealized Gains and Losses on Available for Sale Securities	Unrealized Losses on Securities Transferred from Available for Sale to Held to Maturity	Pension and Post-Retirement Plan Items	Total	Unrealized Gains and Losses on Available for Sale Securities	Unrealized Losses on Securities Transferred from Available for Sale to Held to Maturity	Pension and Post-Retirement Plan Items	Total
Beginning balance	$2,637	$(1,805)	$(7,675)	$(6,843)	$(4,095)	$—	$(3,194)	$(7,289)
Other comprehensive (loss) income before reclassifications	(1,010)	—	(1,091)	(2,101)	6,744	(1,938)	(4,496)	310
Amounts reclassified from AOCI	(191)	410	149	368	(12)	133	15	136
Net other comprehensive (loss) income	(1,201)	410	(942)	(1,733)	6,732	(1,805)	(4,481)	446
Ending balance	$1,436	$(1,395)	$(8,617)	$(8,576)	$2,637	$(1,805)	$(7,675)	$(6,843)

Reclassifications out of AOCI for the years ended December 31, 2015, 2014 and 2013 follow (in thousands).

	Amount Reclassified from AOCI			Affected Line Item in the Statement Where Net Income is Presented
	Years Ended December 31,
Details about AOCI Components	2015	2014	2013
Unrealized gains and losses on available for sale securities	$319	$19	$403	Net gain on sale of securities available for sale
Unrealized losses on securities transferred from available for sale to held to maturity	(660)	(218)	—	Interest income − U.S. Government agency obligations
Pension and post-retirement plan items	(249)	(25)	(245)	Employee compensation and benefits
Subtotal, pre-tax	(590)	(224)	158
Income tax effect	222	88	(56)	Income tax expense
Total, net of tax	$(368)	$(136)	$102

3.   INVESTMENT SECURITIES

At the time of purchase of a security, the Company designates the security as either available for sale, trading or held to maturity, depending upon investment objectives, liquidity needs and intent.

In 2014, investment securities with a fair value of $48 million and unrealized loss of $3.2 million were transferred from available for sale to held to maturity. In accordance with U.S. GAAP, the securities were transferred at fair value, which became the amortized cost. The discount, equal to the unrealized holding losses at the date of transfer, is being accreted to interest income over the remaining life of the security. The unrealized holding losses at the date of transfer remained in AOCI and are being amortized simultaneously against interest income. Those amounts offset or mitigate each other.

The amortized cost, fair value and gross unrealized gains and losses of the Company’s investment securities available for sale and held to maturity at December 31, 2015 and 2014 were as follows (in thousands):

	December 31, 2015				December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale:
U.S. Government agency securities	$28,977	$2	$(463)	$28,516	$42,474	$—	$(897)	$41,577
Obligations of states and political subdivisions	100,215	4,467	—	104,682	131,300	6,469	—	137,769
Collateralized mortgage obligations	15,795	2	(248)	15,549	22,105	423	(531)	21,997
Mortgage-backed securities	93,719	39	(1,316)	92,442	92,095	88	(1,264)	90,919
Corporate bonds	6,000	—	(90)	5,910	6,336	90	(18)	6,408
Total available for sale securities	244,706	4,510	(2,117)	247,099	294,310	7,070	(2,710)	298,670
Held to maturity:
U.S. Government agency securities	43,570	1,450	—	45,020	48,365	1,717	—	50,082
Obligations of states and political subdivisions	11,739	536	—	12,275	13,905	809	—	14,714
Corporate bonds	6,000	7	(30)	5,977	—	—	—	—
Total held to maturity securities	61,309	1,993	(30)	63,272	62,270	2,526	—	64,796
Total investment securities	$306,015	$6,503	$(2,147)	$310,371	$356,580	$9,596	$(2,710)	$363,466

The amortized cost, contractual maturities and fair value of the Company’s investment securities at December 31, 2015 (in thousands) are presented in the table below. Collateralized mortgage obligations (“CMOs”) and mortgage-backed securities (“MBS”) assume maturity dates pursuant to average lives.

	December 31, 2015
	Amortized Cost	Fair Value
Securities available for sale:
Due in one year or less	$25,406	$25,748
Due from one to five years	131,454	134,532
Due from five to ten years	87,846	86,819
Total securities available for sale	244,706	247,099
Securities held to maturity:
Due in one year or less	836	849
Due from one to five years	4,272	4,518
Due from five to ten years	37,743	38,573
Due after ten years	18,458	19,332
Total securities held to maturity	61,309	63,272
Total investment securities	$306,015	$310,371

As a member of the Federal Reserve Bank (“FRB”) and the Federal Home Loan Bank (“FHLB”), the Bank owns FRB and FHLB stock with book values of $1.4 million and $9.2 million, respectively, at December 31, 2015. At December 31, 2014, the Bank owned FRB and FHLB stock with a book value of $1.4 million and $7.2 million, respectively. There is no public market for these shares. The last dividends paid were 6.00% on FRB stock in December 2015 and 4.10% on FHLB stock in November 2015.

At December 31, 2015 and 2014, investment securities carried at $261 million and $245 million, respectively, were pledged primarily for public funds on deposit and as collateral for the Company’s derivative swap contracts.

The proceeds from sales of securities available for sale and the associated realized gains and losses are shown below (in thousands) for the years indicated. Realized gains are also inclusive of gains on called securities.

	Years Ended December 31,
	2015	2014	2013
Proceeds	$10,080	$20,604	$13,427

Gross realized gains	$334	$271	$403
Gross realized losses	(15)	(252)	—
Net realized gains	$319	$19	$403

Information pertaining to securities with unrealized losses at December 31, 2015 and 2014, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows (in thousands):

	Less than 12 months		12 months or longer		Total
December 31, 2015	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government agency securities	$16,744	$(233)	$9,770	$(230)	$26,514	$(463)
Collateralized mortgage obligations	1,831	(4)	8,200	(244)	10,031	(248)
Mortgage-backed securities	66,804	(884)	17,936	(432)	84,740	(1,316)
Corporate bonds	8,880	(120)	—	—	8,880	(120)
Total	$94,259	$(1,241)	$35,906	$(906)	$130,165	$(2,147)
	Less than 12 months		12 months or longer		Total
December 31, 2014	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government agency securities	$—	$—	$41,577	$(897)	$41,577	$(897)
Collateralized mortgage obligations	—	—	8,417	(531)	8,417	(531)
Mortgage-backed securities	—	—	81,510	(1,264)	81,510	(1,264)
Corporate bonds	—	—	2,982	(18)	2,982	(18)
Total	$—	$—	$134,486	$(2,710)	$134,486	$(2,710)

All securities with unrealized losses for twelve months or longer at December 31, 2015 are issued or guaranteed by U.S. Government agencies or sponsored enterprises and the related unrealized losses resulted solely from the current interest rate environment and the corresponding shape of the yield curve. The Company does not intend to sell and it is not more likely than not that the Company will be required to sell these securities prior to their recovery to a level equal to or greater than amortized cost. Management has determined that no OTTI was present at December 31, 2015.

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

In conjunction with the sale of Visa Class B shares in 2013, the Company entered into derivative swap contracts with the purchaser of these Visa Class B shares which provide for settlements between the purchaser and the Company based upon a change in the conversion ratio of Visa Class B shares into Visa Class A shares. The Company’s recorded liability representing the fair value of the derivative was $752 thousand at December 31, 2015 and 2014.

The present value of estimated future fees to be paid to the derivative counterparty, or carrying costs, calculated by reference to the market price of the Visa Class A shares at a fixed rate of interest are expensed as incurred. For the years ended December 31, 2015, 2014 and 2013, $294 thousand, $239 thousand and $57 thousand, respectively, in such carrying costs was expensed. The Company has pledged U.S. Government agency securities held in its available for sale portfolio, with a market value of approximately $3 million at December 31, 2015 and 2014, as collateral for the derivative swap contracts.

Subjectivity has been used in estimating the fair value of both the derivative liability and the associated fees, but management believes that these fair value estimates are adequate based on available information. However, future developments in the litigation could require potentially significant changes to these estimates.

At December 31, 2015 and 2014, the Company still owned 38,638 Visa Class B shares subsequent to the sales described here. Upon termination of the existing transfer restriction and settlement of the litigation, and to the extent that the Company continues to own such Visa Class B shares in the future, the Company expects to record its Visa Class B shares at fair value.

4. LOANS

At December 31, 2015 and 2014, net loans disaggregated by class consisted of the following (in thousands):

	December 31, 2015	December 31, 2014
Commercial and industrial	$189,769	$177,813
Commercial real estate	696,787	560,524
Multifamily	426,549	309,666
Mixed use commercial	78,787	34,806
Real estate construction	37,233	26,206
Residential mortgages	186,313	187,828
Home equity	44,951	50,982
Consumer	6,058	7,602
Gross loans	1,666,447	1,355,427
Allowance for loan losses	(20,685)	(19,200)
Net loans at end of period	$1,645,762	$1,336,227

The Bank’s real estate loans and loan commitments are primarily for properties located throughout Long Island and New York City. Repayment of these loans is dependent in part upon the overall economic health of the Company’s market area and current real estate values. The Bank considers the credit circumstances, the nature of the project and loan to value ratios for all real estate loans.

The Bank makes loans to its directors and executive officers, and other related parties, in the ordinary course of its business. Loans made to directors and executive officers, either directly or indirectly, totaled $18 million and $11 million at December 31, 2015 and 2014, respectively. New loans totaling $81 million and $58 million were extended and payments of $74 million and $59 million were received during 2015 and 2014, respectively, on these loans.

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

All non-accrual loans over $250 thousand in the commercial and industrial, commercial real estate, multifamily, mixed use commercial, real estate construction and residential mortgages loan classes and all TDRs are evaluated individually for impairment. All other loans are generally evaluated as homogeneous pools with similar risk characteristics. If a loan is impaired, a specific reserve may be recorded so that the loan is reported, net, at the present value of estimated future cash flows including balloon payments, if any, using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral. Large groups of homogeneous loans with smaller individual balances, such as consumer loans, are generally evaluated collectively for impairment, and accordingly, are not separately identified for impairment disclosures. TDRs are separately identified for impairment disclosures and are measured at the present value of estimated future cash flows using the loan’s effective rate at inception. If a TDR is considered to be collateral-dependent, the loan is reported at the fair value of the collateral net of estimated costs to sell. For TDRs that subsequently default, the Company determines the allowance amount in accordance with its accounting policy for the allowance for loan losses.

The general component of the allowance covers non-impaired loans and is based on historical loss experience, adjusted for qualitative factors. The historical loss experience is determined by loan class, and is based on the actual loss history experienced by the Company over a rolling twelve quarter period. This actual loss experience is supplemented with other qualitative factors based on the risks present for each loan class. These qualitative factors include consideration of the following: levels and trends in various risk rating categories; levels of and trends in delinquencies and impaired loans; levels of and trends in charge-offs and recoveries; trends in volume and terms of loans; effects of any changes in risk selection and underwriting standards; other changes in lending policies, procedures and practices; experience, ability, and depth of lending management and other relevant staff; local, regional and national economic trends and conditions; industry conditions; and effects of changes in credit concentrations. The following loan classes have been identified: commercial and industrial, commercial real estate, multifamily, mixed use commercial, real estate construction, residential mortgages, home equity and consumer loans.

The qualitative factors utilized by the Company in computing its allowance for loan losses are determined based on the various risk characteristics of each loan class. Relevant risk characteristics are as follows:

Commercial and industrial loans — Loans in this class are typically made to businesses. Generally these loans are secured by assets of the business and repayment is expected from the cash flows of the business. A weakened economy and resultant decreased consumer and/or business spending will have an effect on the credit quality in this loan class.

Commercial real estate loans — Loans in this class include income-producing investment properties and owner-occupied real estate used for business purposes. The underlying properties are generally located largely in the Company’s primary market area. The cash flows of the income producing investment properties are adversely impacted by a downturn in the economy as evidenced by increased vacancy rates, which in turn, will have an effect on credit quality. Generally, management seeks to obtain annual financial information for borrowers with loans in excess of $500 thousand in this category. In the case of owner-occupied real estate used for business purposes, a weakened economy and resultant decreased consumer and/or business spending will have an adverse effect on credit quality. Generally, management seeks to obtain annual financial information for borrowers with loans in excess of $750 thousand in this category.

Multifamily loans — Loans in this class are primarily concentrated in the five boroughs of New York City and target buildings with stabilized rent flows. It has been well-established that the incidence of loss in multifamily loan transactions is lower than almost all other loan categories as their performance over time has shown limited defaults. The property value for these buildings is directly attributable to the cash flow from rents and the rate of return investors need on their invested capital. Rental rates are a function of demand for apartments and the vacancy rates in New York City have been at historical lows.

Mixed use commercial loans — Loans in this class are defined as multifamily dwellings with a commercial rents component greater than 50% of total rents. Areas of concentration for loans in this class include the five boroughs of New York City, Nassau County and, to a lesser extent, Suffolk County. As with multifamily loans, there is an extremely low incidence of loan loss in the event of default. Loan to value ratios utilized during the underwriting process offer protection for the lender. In addition, buildings rarely experience significant depreciation in market value as property valuations are derived from capitalization rates based on required investment returns and cash flow.

Real estate construction loans — Loans in this class primarily include land loans to local individuals, contractors and developers for developing the land for sale or for the purpose of making improvements thereon. Repayment is derived from sale of the lots/units including any pre-sold units. Credit risk is affected by market conditions, time to sell at an adequate price and cost overruns. This also includes commercial development projects the Company finances, which in most cases require interest only during construction, and then convert to permanent financing. Credit risk is affected by construction delays, cost overruns, market conditions and the availability of permanent financing, to the extent such permanent financing is not being provided by the Company.

Residential mortgages and home equity loans — Loans in these classes are made to and secured by residential real estate and repayment is dependent on the credit quality of the individual borrower. The overall health of the economy, including unemployment rates and housing prices, will have an effect on the credit quality in this loan class. The Company generally does not originate loans with a loan-to-value ratio greater than 80% and does not grant sub-prime loans.

Consumer loans — Loans in this class may be either secured or unsecured and repayment is dependent on the credit quality of the individual borrower and, if applicable, sale of the collateral securing the loan (such as automobiles and manufactured homes). Therefore, the overall health of the economy, including unemployment rates and housing prices, will have a significant effect on the credit quality in this loan class.

At December 31, 2015 and 2014, the ending balance in the allowance for loan losses disaggregated by class and impairment methodology is as follows (in thousands). Also in the tables below are total loans at December 31, 2015 and 2014 disaggregated by class and impairment methodology (in thousands).

	Allowance for Loan Losses			Loan Balances
December 31, 2015	Individually evaluated for impairment	Collectively evaluated for impairment	Ending balance	Individually evaluated for impairment	Collectively evaluated for impairment	Ending balance
Commercial and industrial	$—	$1,875	$1,875	$2,872	$186,897	$189,769
Commercial real estate	—	7,019	7,019	4,334	692,453	696,787
Multifamily	—	4,688	4,688	—	426,549	426,549
Mixed use commercial	—	766	766	—	78,787	78,787
Real estate construction	—	386	386	—	37,233	37,233
Residential mortgages	559	1,917	2,476	5,817	180,496	186,313
Home equity	170	469	639	1,683	43,268	44,951
Consumer	48	58	106	379	5,679	6,058
Unallocated	—	2,730	2,730	—	—	—
Total	$777	$19,908	$20,685	$15,085	$1,651,362	$1,666,447
	Allowance for Loan Losses			Loan Balances
December 31, 2014	Individually evaluated for impairment	Collectively evaluated for impairment	Ending balance	Individually evaluated for impairment	Collectively evaluated for impairment	Ending balance
Commercial and industrial	$16	$1,544	$1,560	$4,889	$172,924	$177,813
Commercial real estate	—	6,777	6,777	10,214	550,310	560,524
Multifamily	—	4,018	4,018	—	309,666	309,666
Mixed use commercial	—	261	261	—	34,806	34,806
Real estate construction	—	383	383	—	26,206	26,206
Residential mortgages	809	2,218	3,027	5,422	182,406	187,828
Home equity	92	617	709	1,567	49,415	50,982
Consumer	88	78	166	323	7,279	7,602
Unallocated	—	2,299	2,299	—	—	—
Total	$1,005	$18,195	$19,200	$22,415	$1,333,012	$1,355,427

At December 31, 2015 and 2014, past due loans disaggregated by class were as follows (in thousands).

	Past Due
December 31, 2015	30 - 59 days	60 - 89 days	90 days and over	Total	Current	Total
Commercial and industrial	$21	$—	$1,954	$1,975	$187,794	$189,769
Commercial real estate	—	—	1,733	1,733	695,054	696,787
Multifamily	—	—	—	—	426,549	426,549
Mixed use commercial	—	—	—	—	78,787	78,787
Real estate construction	—	—	—	—	37,233	37,233
Residential mortgages	512	175	1,358	2,045	184,268	186,313
Home equity	336	—	406	742	44,209	44,951
Consumer	2	—	77	79	5,979	6,058
Total	$871	$175	$5,528	$6,574	$1,659,873	$1,666,447
% of Total Loans	0.1%	0.0%	0.3%	0.4%	99.6%	100.0%
	Past Due
December 31, 2014	30 - 59 days	60 - 89 days	90 days and over	Total	Current	Total
Commercial and industrial	$52	$241	$4,060	$4,353	$173,460	$177,813
Commercial real estate	—	—	6,556	6,556	553,968	560,524
Multifamily	—	—	—	—	309,666	309,666
Mixed use commercial	—	—	—	—	34,806	34,806
Real estate construction	—	—	—	—	26,206	26,206
Residential mortgages	822	—	2,020	2,842	184,986	187,828
Home equity	—	112	303	415	50,567	50,982
Consumer	59	77	42	178	7,424	7,602
Total	$933	$430	$12,981	$14,344	$1,341,083	$1,355,427
% of Total Loans	0.1%	0.0%	1.0%	1.1%	98.9%	100.0%

The following table presents the Company’s impaired loans disaggregated by class at December 31, 2015 and 2014 (in thousands).

	December 31, 2015			December 31, 2014
	Unpaid Principal Balance	Recorded Balance	Allowance Allocated	Unpaid Principal Balance	Recorded Balance	Allowance Allocated
With no allowance recorded:
Commercial and industrial	$2,869	$2,869	$—	$4,833	$4,833	$—
Commercial real estate	4,753	4,334	—	10,632	10,214	—
Residential mortgages	3,076	2,947	—	1,645	1,516	—
Home equity	1,233	1,233	—	1,377	1,377	—
Consumer	207	207	—	137	137	—
Subtotal	12,138	11,590	—	18,624	18,077	—

With an allowance recorded:
Commercial and industrial	3	3	—	57	56	16
Residential mortgages	2,870	2,870	559	3,906	3,906	809
Home equity	586	450	170	326	190	92
Consumer	172	172	48	185	186	88
Subtotal	3,631	3,495	777	4,474	4,338	1,005
Total	$15,769	$15,085	$777	$23,098	$22,415	$1,005

The following table presents the Company’s average recorded investment in impaired loans and the related interest income recognized disaggregated by class for the years ended December 31, 2015, 2014 and 2013 (in thousands). No interest income was recognized on a cash basis on impaired loans for any of the periods presented. The interest income recognized on accruing impaired loans is shown in the following table.

	Years Ended December 31,
	2015		2014		2013
	Average recorded investment in impaired loans	Interest income recognized on impaired loans	Average recorded investment in impaired loans	Interest income recognized on impaired loans	Average recorded investment in impaired loans	Interest income recognized on impaired loans
Commercial and industrial	$3,313	$533	$6,961	$730	$12,065	$800
Commercial real estate	7,710	688	10,823	251	11,556	1,041
Real estate construction	—	—	—	—	488	114
Residential mortgages	5,645	297	5,094	207	4,970	102
Home equity	1,719	67	804	83	814	15
Consumer	376	16	248	18	235	22
Total	$18,763	$1,601	$23,930	$1,289	$30,128	$2,094

The following table presents a summary of non-performing assets for each period (in thousands):

	December 31, 2015	December 31, 2014
Non-accrual loans	$5,528	$12,981
Non-accrual loans held for sale	—	—
Loans 90 days past due and still accruing	—	—
OREO	—	—
Total non-performing assets	$5,528	$12,981
TDRs accruing interest	$9,239	$9,380
TDRs non-accruing	$2,324	$10,293

At December 31, 2015 and 2014, non-accrual loans disaggregated by class were as follows (dollars in thousands):

	December 31, 2015				December 31, 2014
	Non- accrual loans	% of Total	Total Loans	% of Total Loans	Non- accrual loans	% of Total	Total Loans	% of Total Loans
Commercial and industrial	$1,954	35.3%	$189,769	0.1%	$4,060	31.3%	$177,813	0.3%
Commercial real estate	1,733	31.4	696,787	0.1	6,556	50.5	560,524	0.5
Multifamily	—	—	426,549	—	—	—	309,666	—
Mixed use commercial	—	—	78,787	—	—	—	34,806	—
Real estate construction	—	—	37,233	—	—	—	26,206	—
Residential mortgages	1,358	24.6	186,313	0.1	2,020	15.6	187,828	0.1
Home equity	406	7.3	44,951	—	303	2.3	50,982	0.1
Consumer	77	1.4	6,058	—	42	0.3	7,602	—
Total	$5,528	100.0%	$1,666,447	0.3%	$12,981	100.0%	$1,355,427	1.0%

Additional interest income of approximately $297 thousand, $953 thousand and $521 thousand would have been recorded during the years ended December 31, 2015, 2014 and 2013, respectively, if non-accrual loans had performed in accordance with their original terms.

The following summarizes the activity in the allowance for loan losses disaggregated by class for the periods indicated (in thousands).

	Year Ended December 31, 2015					Year Ended December 31, 2014
	Balance at beginning of period	Charge- offs	Recoveries	(Credit) provision for loan losses	Balance at end of period	Balance at beginning of period	Charge- offs	Recoveries	(Credit) provision for loan losses	Balance at end of period
Commercial and industrial	$1,560	$(744)	$1,524	$(465)	$1,875	$2,615	$(420)	$797	$(1,432)	$1,560
Commercial real estate	6,777	—	39	203	7,019	6,572	—	519	(314)	6,777
Multifamily	4,018	—	—	670	4,688	2,159	—	—	1,859	4,018
Mixed use commercial	261	—	—	505	766	54	—	—	207	261
Real estate construction	383	—	—	3	386	88	—	—	295	383
Residential mortgages	3,027	—	32	(583)	2,476	2,463	(32)	16	580	3,027
Home equity	709	—	22	(92)	639	745	—	50	(86)	709
Consumer	166	(14)	26	(72)	106	241	(40)	47	(82)	166
Unallocated	2,299	—	—	431	2,730	2,326	—	—	(27)	2,299
Total	$19,200	$(758)	$1,643	$600	$20,685	$17,263	$(492)	$1,429	$1,000	$19,200
	Year Ended December 31, 2013
	Balance at beginning of period	Charge- offs	Recoveries	(Credit) provision for loan losses	Balance at end of period
Commercial and industrial	$6,181	$(2,867)	$2,077	$(2,776)	$2,615
Commercial real estate	5,965	(383)	97	893	6,572
Multifamily	150	—	—	2,009	2,159
Mixed use commercial	34	—	—	20	54
Real estate construction	141	—	—	(53)	88
Residential mortgages	1,576	(126)	5	1,008	2,463
Home equity	907	(558)	32	364	745
Consumer	189	(166)	121	97	241
Unallocated	2,638	—	—	(312)	2,326
Total	$17,781	$(4,100)	$2,332	$1,250	$17,263

The Company utilizes an eight-grade risk-rating system for loans. Loans in risk grades 1- 4 are considered pass loans. The Company’s risk grades are as follows:

Risk Grade 1, Excellent — Loans secured by liquid collateral such as certificates of deposit, reputable bank letters of credit, or other cash equivalents; loans that are guaranteed or otherwise backed by the full faith and credit of the United States government or an agency thereof, such as the Small Business Administration; or loans to any publicly held company with a current long-term debt rating of A or better.

Risk Grade 2, Good — Loans to businesses that have strong financial statements containing an unqualified opinion from a CPA firm and at least three consecutive years of profits; loans supported by un-audited financial statements containing strong balance sheets, five consecutive years of profits, a five-year satisfactory relationship with the Company, and key balance sheet and income statement trends that are either stable or positive; loans secured by publicly traded marketable securities where there is no impediment to liquidation; loans to individuals backed by liquid personal assets, established credit history, and unquestionable character; or loans to publicly held companies with current long-term debt ratings of Baa or better.

Risk Grade 3, Satisfactory — Loans supported by financial statements (audited or un-audited) that indicate average or slightly below average risk and having some deficiency or vulnerability to changing economic conditions; loans with some weakness but offsetting features of other support are readily available; loans that are meeting the terms of repayment, but which may be susceptible to deterioration if adverse factors are encountered. Loans may be graded Satisfactory when there is no recent information on which to base a current risk evaluation and the following conditions apply:

•	At inception, the loan was properly underwritten, did not possess an unwarranted level of credit risk, and the loan met the above criteria for a risk grade of Excellent, Good, or Satisfactory.

•	At inception, the loan was secured with collateral possessing a loan value adequate to protect the Company from loss.
•	The loan has exhibited two or more years of satisfactory repayment with a reasonable reduction of the principal balance.
•	During the period that the loan has been outstanding, there has been no evidence of any credit weakness. Some examples of weakness include slow payment, lack of cooperation by the borrower, breach of loan covenants or the borrower is in an industry known to be experiencing problems. If any of these credit weaknesses is observed, a lower risk grade may be warranted.

Risk Grade 4, Satisfactory/Monitored — Loans in this category are considered to be of acceptable credit quality, but contain greater credit risk than satisfactory loans due to weak balance sheets, marginal earnings or cash flow, or other uncertainties. These loans warrant a higher than average level of monitoring to ensure that weaknesses do not advance. The level of risk in a Satisfactory/Monitored loan is within acceptable underwriting guidelines so long as the loan is given the proper level of management supervision.

Risk Grade 5, Special Mention — Loans in this category possess potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or in the institution’s credit position at some future date. Special Mention loans are not adversely classified and do not expose an institution to sufficient risk to warrant adverse classification. The key distinctions of a Special Mention classification are that (1) it is indicative of an unwarranted level of risk and (2) weaknesses are considered potential not defined impairments to the primary source of repayment.

Risk Grade 6, Substandard — One or more of the following characteristics may be exhibited in loans classified Substandard:

•	Loans which possess a defined credit weakness. The likelihood that a loan will be paid from the primary source of repayment is uncertain. Financial deterioration is under way and very close attention is warranted to ensure that the loan is collected without loss.
•	Loans are inadequately protected by the current net worth and paying capacity of the obligor.
•	The primary source of repayment is gone, and the Bank is forced to rely on a secondary source of repayment, such as collateral liquidation or guarantees.
•	Loans have a distinct possibility that the Company will sustain some loss if deficiencies are not corrected.
•	Unusual courses of action are needed to maintain a high probability of repayment.
•	The borrower is not generating enough cash flow to repay loan principal; however, it continues to make interest payments.
•	The lender is forced into a subordinated or unsecured position due to flaws in documentation.
•	Loans have been restructured so that payment schedules, terms, and collateral represent concessions to the borrower when compared to the normal loan terms.
•	The lender is seriously contemplating foreclosure or legal action due to the apparent deterioration in the loan.
•	There is a significant deterioration in market conditions to which the borrower is highly vulnerable.

Risk Grade 7, Doubtful — One or more of the following characteristics may be present in loans classified Doubtful:

•	Loans have all of the weaknesses of those classified as Substandard. However, based on existing conditions, these weaknesses make full collection of principal highly improbable.
•	The primary source of repayment is gone, and there is considerable doubt as to the quality of the secondary source of repayment.
•	The possibility of loss is high but because of certain important pending factors which may strengthen the loan, loss classification is deferred until the exact status of repayment is known.

Risk Grade 8, Loss — Loans are considered uncollectible and of such little value that continuing to carry them as assets is not feasible. Loans will be classified Loss when it is neither practical nor desirable to defer writing off or reserving all or a portion of a basically worthless asset, even though partial recovery may be possible at some time in the future.

The Company annually reviews the ratings on all loans greater than $750 thousand. Annually, the Company engages an independent third-party to review a significant portion of loans within the commercial and industrial, commercial real estate, multifamily, mixed use commercial and real estate construction loan classes. Management uses the results of these reviews as part of its ongoing review process.

The following presents the Company’s loan portfolio credit risk profile by internally assigned grade disaggregated by class of loan at December 31, 2015 and 2014 (in thousands).

	December 31, 2015				December 31, 2014
	Grade				Grade
	Pass	Special mention	Substandard	Total	Pass	Special mention	Substandard	Total
Commercial and industrial	$180,024	$3,088	$6,657	$189,769	$167,922	$1,225	$8,666	$177,813
Commercial real estate	687,210	6,109	3,468	696,787	536,536	9,182	14,806	560,524
Multifamily	426,549	—	—	426,549	309,666	—	—	309,666
Mixed use commercial	78,779	—	8	78,787	34,806	—	—	34,806
Real estate construction	37,233	—	—	37,233	26,206	—	—	26,206
Residential mortgages	184,781	—	1,532	186,313	183,263	—	4,565	187,828
Home equity	44,545	—	406	44,951	49,569	—	1,413	50,982
Consumer	5,939	—	119	6,058	7,279	—	323	7,602
Total	$1,645,060	$9,197	$12,190	$1,666,447	$1,315,247	$10,407	$29,773	$1,355,427
% of Total	98.7%	0.6%	0.7%	100.0%	97.0%	0.8%	2.2%	100.0%

TDRs are modifications or renewals where the Company has granted a concession to a borrower in financial distress. The Company reviews all modifications and renewals for determination of TDR status. The Company allocated $534 thousand and $790 thousand of specific reserves to customers whose loan terms have been modified as TDRs as of December 31, 2015 and 2014, respectively. These loans involved the restructuring of terms to allow customers to mitigate the risk of default by meeting a lower payment requirement based upon their current cash flow. These may also include loans that renewed at existing contractual rates, but below market rates for comparable credit.

A total of $45 thousand and $100 thousand were committed to be advanced in connection with TDRs as of December 31, 2015 and 2014, respectively, representing the amount the Company is legally required to advance under existing loan agreements. These loans are not in default under the terms of the loan agreements and are accruing interest. It is the Company’s policy to evaluate advances on such loans on a case-by-case basis. Absent a legal obligation to advance pursuant to the terms of the loan agreement, the Company generally will not advance funds for which it has outstanding commitments, but may do so in certain circumstances.

Outstanding TDRs, disaggregated by class, at December 31, 2015 and 2014 are as follows (dollars in thousands):

	December 31, 2015		December 31, 2014
TDRs Outstanding	Number of Loans	Outstanding Recorded Balance	Number of Loans	Outstanding Recorded Balance
Commercial and industrial	17	$1,116	31	$3,683
Commercial real estate	5	4,131	8	10,179
Residential mortgages	22	4,653	19	4,314
Home equity	5	1,362	5	1,216
Consumer	8	301	7	281
Total	57	$11,563	70	$19,673

The following presents, disaggregated by class, information regarding TDRs executed during the years ended December 31, 2015, 2014 and 2013 (dollars in thousands):

	Years Ended December 31,
	2015			2014
New TDRs	Number of Loans	Pre-Modification Outstanding Recorded Balance	Post-Modification Outstanding Recorded Balance	Number of Loans	Pre-Modification Outstanding Recorded Balance	Post-Modification Outstanding Recorded Balance
Commercial and industrial	4	$388	$388	10	$1,877	$1,877
Commercial real estate	—	—	—	2	5,161	5,161
Residential mortgages	3	300	305	4	581	581
Home equity	1	192	192	5	1,219	1,219
Consumer	1	43	43	4	145	145
Total	9	$923	$928	25	$8,983	$8,983
	Year Ended December 31,
	2013
New TDRs	Number of Loans	Pre-Modification Outstanding Recorded Balance	Post-Modification Outstanding Recorded Balance
Commercial and industrial	8	$2,484	$2,484
Commercial real estate	3	3,025	3,025
Residential mortgages	4	924	924
Consumer	1	17	17
Total	16	$6,450	$6,450

Presented below and disaggregated by class is information regarding loans modified as TDRs that had payment defaults of 90 days or more within twelve months of restructuring during the years ended December 31, 2015, 2014 and 2013 (dollars in thousands).

	Years Ended December 31,
	2015		2014		2013
Defaulted TDRs	Number of Loans	Outstanding Recorded Balance	Number of Loans	Outstanding Recorded Balance	Number of Loans	Outstanding Recorded Balance
Commercial real estate	—	$—	2	$1,529	1	$390
Residential mortgages	—	—	—	—	1	310
Consumer	1	46	—	—	—	—
Total	1	$46	2	$1,529	2	$700

Not all loan modifications are TDRs. In some cases, the Company might provide a concession, such as a reduction in interest rate, but the borrower is not experiencing financial distress. This could be the case if the Company is matching a competitor’s interest rate.

5. PREMISES AND EQUIPMENT

At December 31, 2015 and 2014, premises and equipment consisted of the following (in thousands):

	Estimated Useful Lives	2015	2014
Land	Indefinite	$3,015	$3,021
Premises	30 − 40 years	33,341	33,219
Furniture, fixtures & equipment	3 − 7 years	16,189	16,349
Leasehold improvements	2 − 25 years	3,937	3,627
		56,482	56,216
Accumulated depreciation and amortization		(33,242)	(32,575)
Balance at end of year		$23,240	$23,641

Premises and accumulated depreciation and amortization include amounts related to property under capital leases of approximately $4 million at December 31, 2015 and 2014.

Depreciation and amortization charged to operations amounted to $2.3 million, $2.4 million and $3.3 million during 2015, 2014 and 2013, respectively. The 2013 total includes $507 thousand in accelerated depreciation related to two branches closed in 2013 and four branches closed in the first quarter of 2014. Depreciation and amortization charged to operations includes amounts related to property under capital leases of $242 thousand, $243 thousand and $244 thousand in 2015, 2014 and 2013, respectively.

6. DEPOSITS

Scheduled maturities of certificates of deposit are as follows (in thousands):

Year During Which Time Deposit Matures	Time Deposits > $250,000	Other Time Deposits
2016	$111,040	$85,107
2017	3,178	12,745
2018	981	2,884
2019	771	1,837
2020	2,315	3,785
Total	$118,285	$106,358

At December 31, 2015 and 2014, the Bank had $1 million and $4 million, respectively, in deposits gathered through the Certificate of Deposit Account Registry Service (“CDARS”) which are considered for regulatory purposes to be brokered deposits.

7.   BORROWINGS

The following summarizes borrowed funds at December 31, 2015 and 2014 (dollars in thousands):

As of or for the Year Ended December 31, 2015	Federal Home Loan Bank Borrowings Short-Term	Federal Home Loan Bank Borrowings Long-Term	Federal Funds Purchased
Daily average outstanding	$63,935	$10,808	$3
Total interest cost	252	190	—
Average interest rate paid	0.39%	1.76%	0.45%
Maximum amount outstanding at any month-end	$155,000	$15,000	$—
Ending balance	150,000	15,000	—
Weighted-average interest rate on balances outstanding	0.52%	1.76%	—%
As of or for the Year Ended December 31, 2014	Federal Home Loan Bank Borrowings Short-Term	Federal Home Loan Bank Borrowings Long-Term	Federal Funds Purchased
Daily average outstanding	$13,051	$—	$8
Total interest cost	48	—	—
Average interest rate paid	0.37%	—%	0.46%
Maximum amount outstanding at any month-end	$130,000	$—	$—
Ending balance	130,000	—	—
Weighted-average interest rate on balances outstanding	0.32%	—%	—%

Assets pledged as collateral to the FHLB, consisting of eligible loans and investment securities, at December 31, 2015 and 2014 resulted in a maximum borrowing potential of $746 million and $505 million, respectively. The Company had $165 million and $130 million in FHLB borrowings at December 31, 2015 and 2014, respectively. Of the total borrowings outstanding at December 31, 2015, required payments of $150 million and $15 million will be made in 2016 and 2020, respectively.

8.   STOCKHOLDERS’ EQUITY

The Company has a Dividend Reinvestment Plan to provide stockholders of record with a convenient method of investing cash dividends and optional cash payments in additional shares of the Company’s common stock without payment of any brokerage commission or service charges. At the Company’s discretion, such additional shares may be purchased directly from the Company using either originally issued shares or treasury shares at a 3% discount from market value, or the shares may be purchased in negotiated transactions or on any securities exchange where such shares may be traded at 100% of cost. There were 33,566 and 6,671 shares issued in 2015 and 2014, respectively. No shares were issued in 2013.

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

No options were granted in 2015 or 2014. Options granted in 2013 are exercisable over a three-year period commencing one year from the date of grant at a rate of one-third per year. Options granted in 2011 are exercisable over a three-year period commencing three years from the date of grant at a rate of one-third per year.

The total intrinsic value of options exercised in 2015, 2014 and 2013 was $438 thousand, $145 thousand and $15 thousand, respectively. The total cash received from such option exercises was $539 thousand, $246 thousand and $91 thousand, respectively, excluding the tax benefit realized. In exercising those options, 39,334 shares, 18,735 shares and 6,667 shares, respectively, of the Company’s common stock were issued.

Both plans provide for but do not require the grant of stock appreciation rights (“SARs”) that the holder may exercise instead of the underlying option. At December 31, 2015, there were 6,000 SARs outstanding related to options granted before 2011. The SARs had no intrinsic value at December 31, 2015. When the SAR is exercised, the underlying option is canceled. The optionee receives shares of common stock or cash with a fair market value equal to the excess of the fair value of the shares subject to the option at the time of exercise (or the portion thereof so exercised) over the aggregate option price of the shares set forth in the option agreement. The exercise of SARs is treated as the exercise of the underlying option.

A summary of stock option activity follows:

	Number of Shares	Weighted-Average Exercise Price Per Share
Outstanding, January 1, 2013	211,500	$15.41
Granted	111,500	$17.31
Exercised	(6,667)	$13.44
Forfeited or expired	(25,333)	$15.50
Outstanding, December 31, 2013	291,000	$16.18
Granted	—	—
Exercised	(18,735)	$13.18
Forfeited or expired	(21,165)	$16.95
Outstanding, December 31, 2014	251,100	$16.33
Granted	—	—
Exercised	(39,334)	$13.71
Forfeited or expired	(26,666)	$24.39
Outstanding, December 31, 2015	185,100	$15.73

The following table presents the Black-Scholes parameters for stock options granted during the past three years:

	2015	2014	2013
Risk-free interest rate	—%	—%	1.22%
Expected dividend yield	—	—	—
Expected life in years	—	—	10
Expected volatility	—%	—%	42.95%
Weighted average fair value	$—	$—	$9.24

The following summarizes shares subject to purchase from stock options outstanding and exercisable as of December 31, 2015:

	Outstanding			Exercisable
Range of Exercise Prices	Shares	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Shares	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price
$10.00 - $14.00	90,000	6.1 years	$11.68	73,334	6.1 years	$11.88
$14.01 - $20.00	83,100	7.6 years	$17.80	55,274	7.6 years	$17.80
$20.01 - $30.00	3,000	3.1 years	$28.30	3,000	3.1 years	$28.30
$30.01 - $40.00	9,000	1.1 years	$33.01	9,000	1.1 years	$33.01
	185,100	6.5 years	$15.73	140,608	6.3 years	$15.91

Restricted Stock Awards

Under the Company’s Amended and Restated 2009 Stock Incentive Plan (the “2009 Plan”), the Company can award options, SARs and restricted stock. During 2015 and 2014, the Company awarded 71,612 and 77,000 shares of restricted stock to certain key employees and directors. Generally, the restricted stock awards vest over a three-year period commencing one year from the date of grant at a rate of one-third per year. The fair value at grant date of the 25,948 restricted shares that vested in 2015 was $585 thousand. Of the 25,948 vested shares, 4,787 were withheld to pay taxes due upon vesting. A summary of restricted stock activity follows:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Nonvested, January 1, 2014	—	—
Granted	77,000	$22.51
Vested	—	—
Forfeited or expired	(4,650)	$22.51
Nonvested, December 31, 2014	72,350	$22.51
Granted	71,612	$23.18
Vested	(25,948)	$22.55
Forfeited or expired	(9,941)	$22.61
Nonvested, December 31, 2015	108,073	$22.94

The Company recognizes compensation expense for the fair value of stock options and restricted stock on a straight line basis over the requisite service period of the grants. Compensation expense related to stock-based compensation amounted to $949 thousand, $811 thousand and $579 thousand for the years ended December 31, 2015, 2014 and 2013, respectively. The remaining unrecognized compensation cost of approximately $64 thousand and $1.7 million at December 31, 2015 related to stock options and restricted stock, respectively, will be expensed over the remaining weighted average vesting period of approximately 0.8 years and 1.8 years, respectively.

Under the 2009 Plan, a total of 500,000 shares of the Company’s common stock were reserved for issuance, of which 162,930 shares remain for possible issuance at December 31, 2015. There are no remaining shares reserved for issuance under the 1999 Stock Option Plan.

9.   INCOME TAXES

The following table presents the expense for income taxes in the consolidated statements of income which is comprised of the following (in thousands):

		2015	2014	2013
Current:	Federal	$4,178	$5,208	$135
	State and local	694	223	510
		4,872	5,431	645
Deferred:	Federal	1,139	(885)	3,046
	State and local	429	(747)	31
		1,568	(1,632)	3,077
Valuation allowance		(554)	(79)	—
Total		$5,886	$3,720	$3,722

The total tax expense was different from the amounts computed by applying the federal income tax rate because of the following:

	2015	2014	2013
Federal income tax expense at statutory rates	35%	35%	34%
Surtax exemption	(1)	(1)	—
Tax-exempt income	(10)	(14)	(14)
State and local income taxes, net of federal benefit	2	1	2
Deferred tax asset adjustment and change in rate	(1)	(2)	—
Other	—	1	1
Total	25%	20%	23%

The effects of temporary differences between tax and financial accounting that create significant deferred tax assets and liabilities and the recognition of income and expense for purposes of tax and financial reporting are presented below (in thousands):

	2015	2014	2013
Deferred tax assets:
Allowance for loan losses	$8,392	$7,576	$6,269
Deferred compensation	1,624	1,652	1,588
Stock-based compensation	640	459	668
Unrealized losses on securities available for sale	—	—	2,336
Realized losses on securities reclassed from available for sale to held to maturity	930	1,180	—
Unfunded pension obligation	2,529	2,496	94
Alternative minimum tax credit	2,427	3,925	668
Net operating loss carryforward	614	1,169	2,864
Other	1,104	992	961
Total deferred tax assets	18,260	19,449	15,448
Deferred tax liabilities:
Unrealized gains on securities available for sale	(957)	(1,724)	—
Other	(844)	(842)	(961)
Total deferred tax liabilities	(1,801)	(2,566)	(961)
Valuation allowance	(614)	(1,169)	(534)
Net deferred tax assets	$15,845	$15,714	$13,953

The deferred tax assets and liabilities are netted and presented in a single amount which is included in deferred taxes in the accompanying consolidated statements of condition. The realization of deferred tax assets (“DTAs”) (net of a recorded valuation allowance) is largely dependent upon future taxable income, future reversals of existing taxable temporary differences and the ability to carry back losses to available tax years. In assessing the need for a valuation allowance, the Company considers positive and negative evidence, including taxable income in carryback years, scheduled reversals of deferred tax liabilities, expected future taxable income and tax planning strategies. At December 31, 2015, the Company had net operating loss carryforwards of approximately $13.8 million for New York State (“NYS”) income tax purposes, which may be applied against future taxable income. The Company has a full valuation allowance of $614 thousand, tax effected, on the NYS net operating loss carryforward due to the Company’s significant tax-exempt investment income. The valuation allowance may be reversed to income in future periods to the extent that the related DTAs are realized or when the Company returns to consistent, taxable earnings in NYS. The NYS unused net operating loss carryforwards are expected to expire in varying amounts through the year 2032.

The Company had no unrecognized tax benefits at December 31, 2015 as compared to $34 thousand at December 31, 2014 and 2013. The Company files income tax returns in the U.S. federal jurisdiction and in New York State. Federal returns are subject to audits by tax authorities. The Company’s Federal tax returns were audited for the tax years 2010 through 2012; there was no change in income taxes as a result of these audits. The Company is currently under an audit for the tax year 2013. It is not anticipated that the unrecognized tax benefits will significantly change over the next 12 months.

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

Certain provisions of the Company’s retirement plan were amended in 2012. These amendments froze the plan such that no additional pension benefits would accumulate.

The tables below set forth the status of the Company’s retirement plan at December 31 for the years presented, the time at which the annual valuation of the plan is made.

The following table sets forth the plan’s change in benefit obligation (in thousands):

	2015	2014	2013
Benefit obligation at beginning of year	$49,734	$41,713	$45,376
Interest cost	2,099	2,158	1,993
Actuarial (gain) loss	(2,451)	7,709	(3,970)
Benefits paid	(1,951)	(1,846)	(1,686)
Benefit obligation at end of year	$47,431	$49,734	$41,713

The following table sets forth the plan’s change in plan assets (in thousands):

	2015	2014	2013
Fair value of plan assets at beginning of year	$43,431	$41,456	$37,595
Actual return on plan assets	(1,227)	2,992	5,758
Employer contribution	1,000	1,000	—
Benefits paid and actual expenses	(2,201)	(2,017)	(1,897)
Fair value of plan assets at end of year	$41,003	$43,431	$41,456

The following table presents the plan’s funded status and amounts recognized in the consolidated statements of condition (in thousands):

	2015	2014
Underfunded status	$(6,428)	$(6,303)
Amount included in other liabilities	$(6,428)	$(6,303)
Accumulated benefit obligation	$47,431	$49,734

In December 2015, the Company made an optional contribution of $1 million for the plan year ended September 30, 2016. In December 2014, the Company made an optional contribution of $1 million for the plan year ended September 30, 2015. No minimum contributions were required for either period. The Company does not presently expect to contribute to its retirement plan in 2016.

The following table presents estimated benefits to be paid during the years indicated (in thousands):

2016	$2,145
2017	2,248
2018	2,314
2019	2,392
2020	2,411
2021-2025	13,176

The following table summarizes the net periodic pension credit (in thousands):

	2015	2014	2013
Interest cost on projected benefit obligation	$2,099	$2,158	$1,993
Expected return on plan assets	(2,792)	(2,548)	(2,302)
Amortization of net loss	249	25	245
Net periodic pension credit	(444)	(365)	(64)
Other changes in plan assets and benefit obligation recognized in other comprehensive income:
Net actuarial loss (gain)	1,819	7,435	(7,215)
Amortization of net loss	(249)	(25)	(245)
Total recognized in other comprehensive income	1,570	7,410	(7,460)
Total recognized in net periodic pension credit and other comprehensive income	$1,126	$7,045	$(7,524)
Weighted-average discount rate for the period	4.32%	5.33%	4.50%
Expected long-term rate of return on assets	7.00%	7.00%	7.00%

The assumptions used in the measurement of the Company’s pension obligation at December 31, 2015 and 2014 were:

	2015	2014
Discount rate	4.74%	4.32%
Rate of increase in future compensation	0.00%	0.00%
Expected long-term rate of return on assets	N/A	N/A

The following table summarizes the net periodic pension credit expected for the year ended December 31, 2016. This amount is subject to change if a significant plan-related event should occur before the end of fiscal 2016 (in thousands):

Projected 2016
Interest cost on projected benefit obligation	$2,185
Expected return on plan assets	(2,497)
Amortization of net loss	299
Net periodic pension credit	$(13)
Weighted-average discount rate for the period	4.74%
Expected long-term rate of return on assets	7.00%

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

The Company’s pension plan weighted-average asset allocations at December 31, 2015 and 2014, by asset category were as follows:

	At December 31,
Asset category	2015	2014
Cash	1%	3%
Equity securities	59	57
Debt securities	40	40
Total	100%	100%

The following table presents target investment allocations for 2016 by asset category:

Asset Category	Target Allocation 2016
Cash equivalents	0 - 5%
Equity securities	54 - 64%
Fixed income securities	36 - 46%

The following table summarizes the fair value measurements of the Company’s pension plan assets on a recurring basis as of December 31, 2015 (in thousands):

	Fair Value Measurements Using
Description	Active Markets for Identical Assets Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Total
Short-term investment funds	$323	$—	$323
Common collective trusts:
U.S. equity securities	—	9,200	9,200
Non - U.S. equity securities	—	15,000	15,000
U.S. fixed income securities	—	16,480	16,480
Total	$323	$40,680	$41,003

The following table summarizes the fair value measurements of the Company’s pension plan assets on a recurring basis as of December 31, 2014 (in thousands):

	Fair Value Measurements Using
Description	Active Markets for Identical Assets Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Total
Short-term investment funds	$1,423	$—	$1,423
Common collective trusts:
U.S. equity securities	—	9,389	9,389
Non - U.S. equity securities	—	15,123	15,123
U.S. fixed income securities	—	15,152	15,152
Non - U.S. fixed income securities	—	2,344	2,344
Total	$1,423	$42,008	$43,431

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

Deferred Compensation

In 1999, the Board approved a non-qualified deferred compensation plan. Under this plan, certain employees and Directors of the Company may elect to defer some or all of their compensation in exchange for a future payment of the compensation deferred, with accrued interest, at retirement. Participants deferred compensation totaling $58 thousand, $132 thousand and $95 thousand during 2015, 2014 and 2013, respectively. Expense recognized under this plan totaled $79 thousand, $84 thousand and $87 thousand in 2015, 2014 and 2013, respectively.

Post-Retirement Benefits Other Than Pension

The Company formerly provided life insurance benefits to employees meeting eligibility requirements. Employees hired after December 31, 1997 were not eligible for retiree life insurance. No other welfare benefits were provided. In the second quarter of 2013, the Company terminated all post-retirement life insurance benefits and recorded a non-recurring gain of $1.7 million as a credit to employee compensation and benefits expense in the Company’s consolidated statements of income.

401(k) Retirement Plan

The Bank has a 401(k) Retirement Plan and Trust (“401(k) Plan”). Employees who have attained the age of 21 and have completed one-half month of service and 40 hours worked have the option to participate. Employees may currently elect to contribute up to $18,000. The Bank may match up to one-half of the employee’s contribution up to a maximum of 6% of the employee’s annual gross compensation subject to IRS limits. Employees are fully vested immediately in their own contributions and the Bank’s matching contributions. Bank contributions under the 401(k) Plan amounted to $563 thousand, $515 thousand and $486 thousand during 2015, 2014 and 2013, respectively. The Bank funds all amounts when due. Contributions to the 401(k) Plan may be invested in various bond, equity, money market or diversified funds as directed by each employee. The 401(k) Plan does not allow for investment in the Company’s common stock.

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

The Company was contingently liable under standby letters of credit in the amount of $15 million and $17 million at December 31, 2015 and 2014, respectively. Of the outstanding letters of credit at December 31, 2015, $14.9 million expires in 2016 and $91 thousand expires in 2025. Amounts due under these letters of credit would be reduced by any proceeds that the Company would be able to obtain in liquidating the collateral for the loans, which varies depending on the customer. At December 31, 2015 and 2014, commitments to originate loans and commitments under unused lines of credit for which the Company is obligated amounted to $126 million and $180 million, respectively.

The Bank is required to maintain balances with the FRB to satisfy reserve requirements. In addition, the FRB continues to offer higher interest rates on overnight deposits compared to correspondent banks. The average balance maintained at the FRB during 2015 was $12 million compared to $32 million in 2014.

At December 31, 2015, the Company was obligated under a number of non-cancelable leases for land and buildings used for bank purposes. Minimum annual rentals, exclusive of taxes and other charges under non-cancelable operating leases, are as follows (in thousands):

	Capital Leases	Operating Leases
2016	$329	$1,708
2017	341	1,679
2018	347	1,359
2019	354	1,219
2020	360	801
Thereafter	4,346	2,333
Total minimum lease payments	6,077	$9,099
Less: amounts representing interest	1,682
Present value of minimum lease payments	$4,395

Total rental expense for the years ended December 31, 2015, 2014 and 2013 amounted to $1.5 million, $1.1 million and $1.6 million, respectively.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total, tier 1 and common equity tier 1 capital, as defined in the federal banking regulations, to risk-weighted assets and of tier 1 capital to adjusted average assets (leverage). Management believes, as of December 31, 2015, that the Company and the Bank met all such capital adequacy requirements to which it is subject.

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

The Bank’s capital amounts (in thousands) and ratios are as follows:

	Actual capital ratios		Minimum for capital adequacy		Minimum to be Well Capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2015
Total capital to risk-weighted assets	$219,562	12.66%	$138,716	8.00%	$173,395	10.00%
Tier 1 capital to risk-weighted assets	198,587	11.45%	104,037	6.00%	138,716	8.00%
Common equity tier 1 capital to risk-weighted assets	198,587	11.45%	78,028	4.50%	112,706	6.50%
Tier 1 capital to adjusted average assets (leverage)	198,587	9.58%	82,905	4.00%	103,632	5.00%

December 31, 2014
Total capital to risk-weighted assets	$201,476	13.25%	$121,608	8.00%	$152,010	10.00%
Tier 1 capital to risk-weighted assets	182,469	12.00%	60,804	4.00%	91,206	6.00%
Tier 1 capital to adjusted average assets (leverage)	182,469	9.96%	73,312	4.00%	91,640	5.00%

The Company’s tier 1 leverage, common equity tier 1 risk-based, tier 1 risk-based and total risk-based capital ratios were 9.77%, 11.68%, 11.68% and 12.89%, respectively, at December 31, 2015. The Company’s tier 1 leverage, tier 1 risk-based and total risk-based capital ratios were 10.04%, 12.10% and 13.35%, respectively, at December 31, 2014.

The ability of the Bank to pay dividends to the Company is subject to certain regulatory restrictions. Generally, dividends declared in a given year by a national bank are limited to its net profit, as defined by regulatory agencies, for that year, combined with its retained net income for the preceding two years, less any required transfer to surplus or to fund for the retirement of any preferred stock. In addition, a national bank may not pay dividends in an amount greater than its undivided profits or declare any dividends if such declaration would leave the bank inadequately capitalized. At December 31, 2015, $41.7 million was available for dividends from the Bank to the Company.

13.   CONCENTRATIONS

Loans

The following table presents the Company’s loan portfolio disaggregated by class of loan at December 31, 2015 and each class’s percentage of total loans and total assets (dollars in thousands):

At December 31,	2015	% of total loans	% of total assets
Commercial and industrial	$189,769	11.4%	8.8%
Commercial real estate	696,787	41.8	32.1
Multifamily	426,549	25.6	19.7
Mixed use commercial	78,787	4.7	3.6
Real estate construction	37,233	2.2	1.7
Residential mortgages	186,313	11.2	8.6
Home equity	44,951	2.7	2.1
Consumer	6,058	0.4	0.3
Total loans	$1,666,447	100.0%	76.9%

Commercial and industrial loans, unsecured or secured by collateral other than real estate, present significantly greater risk than other types of loans. The Company obtains, whenever possible, both the personal guarantees of the principal and cross-guarantees among the principal’s business enterprises. Commercial real estate loans (inclusive of multifamily and mixed use commercial loans) present greater risk than residential mortgages. The Company has attempted to minimize the risks of these loans by considering several factors, including the creditworthiness of the borrower, location, condition, value and the business prospects for the security property.

Investment Securities

The following presents the Company’s investment portfolio disaggregated by category of security at December 31, 2015 and each category’s percentage of total investment securities and total assets (dollars in thousands):

At December 31,	2015	% of total investment securities	% of total assets
U.S. Government agency securities	$72,086	23.4%	3.3%
Corporate bonds	11,910	3.9	0.5
Collateralized mortgage obligations	15,549	5.0	0.7
Mortgage-backed securities	92,442	30.0	4.3
Obligations of states and political subdivisions	116,421	37.7	5.4
Total investment securities	$308,408	100.0%	14.2%

Obligations of states and political subdivisions present slightly greater risk than securities backed by the U.S. Government, but significantly less risk than loans as they are backed by the full faith and taxing power of the issuer, most of which are located in the state of New York. MBS and CMOs are both backed by pools of mortgages. However, CMOs may provide more predictable cash flows since payments are assigned to specific tranches of securities in the order in which they are received.

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

The following table presents the carrying amounts and fair values of the Company’s financial instruments (in thousands).

	Level in Fair Value Hierarchy	December 31, 2015		December 31, 2014
		Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets:
Cash and due from banks	Level 1	$98,086	$98,086	$54,516	$54,516
Federal funds sold	Level 2	—	—	1,000	1,000
Interest-bearing time deposits in other banks	Level 2	—	—	10,000	10,017
Investment securities held to maturity	Level 2	61,309	63,272	62,270	64,796
Investment securities available for sale	Level 2	247,099	247,099	298,670	298,670
Loans held for sale	Level 2	1,666	1,666	26,495	26,495
Loans, net of allowance	Level 2, 3 (1)	1,645,762	1,628,169	1,336,227	1,329,041
Accrued interest and loan fees receivable	Level 2	5,859	5,859	5,676	5,676

	Level in Fair Value Hierarchy	December 31, 2015		December 31, 2014
		Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Liabilities:
Non-maturity deposits	Level 2	1,555,980	1,555,980	1,337,301	1,337,301
Time deposits	Level 2	224,643	224,408	218,759	219,089
Borrowings	Level 2	165,000	164,827	130,000	130,004
Accrued interest payable	Level 2	198	198	136	136
Derivatives	Level 3	752	752	752	752
(1)	Impaired loans are generally classified within Level 3 of the fair value hierarchy.

Fair value estimates are made at a specific point in time and may be based on judgments regarding losses expected in the future, risk, and other factors that are subjective in nature. The methods and assumptions used to produce the fair value estimates follow.

For securities held to maturity and securities available for sale, the fair value equals quoted market price if available. If a quoted market price is not available, fair value is estimated using a quoted market price for similar securities. For cash and due from banks, federal funds sold, accrued interest and loan fees receivable, non-maturity deposits and accrued interest payable, the carrying amount is a reasonable estimate of fair value due to the short term nature of these instruments. Determining the fair value of Federal Reserve and Federal Home Loan Bank stock and other investments is not practicable due to restrictions placed on its transferability. Interest-bearing time deposits in other banks, time deposits and borrowings are valued using a replacement cost of funds approach.

Fair values are estimated for portfolios of loans with similar characteristics. The fair value of performing loans was calculated by discounting projected cash flows through their estimated maturity using market discount rates that reflect the general credit and interest rate characteristics of the loan category. The maturity horizon is based on the Company’s history of repayments for each type of loan and an estimate of the effect of current economic conditions. Assumptions regarding credit risk, cash flows, and discount rates are made using available market information and specific borrower information.

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

In conjunction with the sale of Visa Class B shares in 2013, the Company entered into derivative swap contracts with the purchaser of its Visa Class B shares. The fair value of these derivatives is measured using an internal model that includes the use of probability weighted scenarios for estimates of Visa’s aggregate exposure to the litigation matters, with consideration of amounts funded by Visa into its escrow account for this litigation. At December 31, 2015, the Company estimates a fair value for these derivatives at approximately 10% of the net proceeds from the Company’s sale of the related Visa Class B shares. Since this estimation process requires application of judgment in developing significant unobservable inputs used to determine the possible outcomes and the probability weighting assigned to each scenario, these derivatives have been classified as Level 3 within the valuation hierarchy. (See also Note 3. Investment Securities contained herein.)

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

Assets measured at fair value on a non-recurring basis are as follows (in thousands):

Assets:	December 31, 2015	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Impaired loans	$2,715	$2,715
Total	$2,715	$2,715
Assets:	December 31, 2014	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Impaired loans	$3,293	$3,293
Total	$3,293	$3,293

The Company had no liabilities measured at fair value on a non-recurring basis at December 31, 2015 and 2014.

The following presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis (dollars in thousands):

	Fair Value at
Assets:	December 31, 2015	December 31, 2014	Valuation Technique	Unobservable Inputs	Discount
Impaired loans:

Residential mortgages	2,311	3,097	Third party appraisal	Discount to appraised value	25%(1)

Home equity	280	98	Third party appraisal	Discount to appraised value	25%(1)

Consumer	124	98	Third party appraisal	Discount to appraised value	25%(2)
Total	$2,715	$3,293
(1)	Of which estimated selling costs are approximately 9% - 15% of the total discount.
(2)	Of which estimated selling costs are approximately 10% - 12% of the total discount.

The following presents fair value measurements on a recurring basis at December 31, 2015 and 2014 (in thousands):

		Fair Value Measurements Using
Assets:	December 31, 2015	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Government agency securities	$28,516	$28,516	$—
Obligations of states and political subdivisions	104,682	104,682	—
Collateralized mortgage obligations	15,549	15,549	—
Mortgage-backed securities	92,442	92,442	—
Corporate bonds	5,910	5,910	—
Total	$247,099	$247,099	$—

Liabilities:
Derivatives	752	$—	$752
Total	$752	$—	$752

		Fair Value Measurements Using
Assets:	December 31, 2014	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Government agency securities	$41,577	$41,577	$—
Obligations of states and political subdivisions	137,769	137,769	—
Collateralized mortgage obligations	21,997	21,997	—
Mortgage-backed securities	90,919	90,919	—
Corporate bonds	6,408	6,408	—
Total	$298,670	$298,670	$—

Liabilities:
Derivatives	752	$—	$752
Total	$752	$—	$752

Reconciliations for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) follow (in thousands).

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Liabilities Derivatives
Balance at January 1, 2013	$—
Net change	932
Balance at December 31, 2013	932
Net change	(180)
Balance at December 31, 2014	752
Net change	—
Balance at December 31, 2015	$752

15.   SUFFOLK BANCORP (PARENT COMPANY ONLY) CONDENSED FINANCIAL STATEMENTS (in thousands)

Condensed Statements of Condition at December 31,	2015	2014	2013
Assets:
Due from banks	$2,988	$1,322	$605
Investment in the Bank	193,252	180,926	165,924
Other assets	1,018	674	669
Total Assets	$197,258	$182,922	$167,198
Liabilities and Stockholders’ Equity:
Other liabilities	$—	$189	$—
Stockholders' Equity	197,258	182,733	167,198
Total Liabilities and Stockholders’ Equity	$197,258	$182,922	$167,198

Condensed Statements of Income and Comprehensive Income for the Years Ended December 31,	2015	2014	2013
Income:
Dividends from the Bank	$3,763	$1,399	$—
Other income	—	176	—
Expense:
Other expense	92	837	372
Income (loss) before equity in undistributed net income of the Bank	3,671	738	(372)
Equity in undistributed earnings of the Bank	14,016	14,557	13,090
Net income	$17,687	$15,295	$12,718
Total Comprehensive Income	$15,954	$15,741	$2,543
Condensed Statements of Cash Flows for the Years Ended December 31,	2015	2014	2013
Cash Flows From Operating Activities:
Net income	$17,687	$15,295	$12,718
Less: equity in undistributed earnings of the Bank	(14,016)	(14,557)	(13,090)
Stock-based compensation	949	811	579
Disqualifying dispositions on stock option exercises	(43)	—	—
Increase in other assets	(344)	(4)	(208)
(Decrease) increase in other liabilities	(189)	189	—
Net cash provided by (used in) operating activities	4,044	1,734	(1)
Cash Flows From Financing Activities:
Dividend reinvestment and stock option exercises	1,385	382	91
Dividends paid	(3,763)	(1,399)	—
Net cash (used in) provided by financing activities	(2,378)	(1,017)	91
Net Increase in Cash and Cash Equivalents	1,666	717	90
Cash and Cash Equivalents, Beginning of Year	1,322	605	515
Cash and Cash Equivalents, End of Year	$2,988	$1,322	$605

16.   SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED) (dollars in thousands, except per share data)

	2015				2014
	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
Interest income	$18,805	$18,206	$18,576	$17,193	$16,783	$16,164	$16,171	$15,935
Interest expense	988	828	755	676	638	615	629	637
Net interest income	17,817	17,378	17,821	16,517	16,145	15,549	15,542	15,298
Provision for loan losses	—	350	—	250	250	250	250	250
Net interest income after provision for loan losses	17,817	17,028	17,821	16,267	15,895	15,299	15,292	15,048
Non-interest income	2,026	2,427	2,050	2,091	2,580	2,550	2,678	3,092
Operating expenses (1)	15,004	12,668	13,174	13,108	13,722	13,236	13,152	13,309
Income tax expense	1,202	1,864	1,579	1,241	687	875	1,047	1,111
Net income	$3,637	$4,923	$5,118	$4,009	$4,066	$3,738	$3,771	$3,720
Net income per common share - basic	$0.31	$0.42	$0.44	$0.34	$0.35	$0.32	$0.33	$0.32
Net income per common share - diluted	$0.31	$0.42	$0.43	$0.34	$0.35	$0.32	$0.32	$0.32
Cash dividends per common share	$0.10	$0.10	$0.06	$0.06	$0.06	$0.06	$—	$—
(1)	4th quarter 2015 amount included $1.4 million in systems conversion expense.

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

Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that, as of December 31, 2015, the Company’s disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. There have been no changes in the Company’s internal controls or in other factors that have materially affected, or are reasonably likely to materially affect, internal controls subsequent to the date the Company carried out its evaluation.

(b) Changes in Internal Controls

There were no changes to the Company’s internal control over financial reporting as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act that occurred in the fourth quarter of 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

(c) Management’s Report on Internal Control over Financial Reporting

The management of Suffolk Bancorp (the “Company”) is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting for financial presentations as of December 31, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission as described in the 2013 version of Internal Control-Integrated Framework. Based on this assessment, management concluded that the Company maintained effective internal control over financial reporting presented in conformity with generally accepted accounting principles in the United States of America as of December 31, 2015.

The Company’s independent registered public accounting firm has audited and issued their report included below on the effectiveness of the Company’s internal control over financial reporting.

(d) Report of Independent Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Suffolk Bancorp
Riverhead, New York

We have audited Suffolk Bancorp and subsidiaries’ (collectively the “Company”) internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Suffolk Bancorp and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of condition of Suffolk Bancorp and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015 and our report dated February 29, 2016, expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

New York, New York
February 29, 2016

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Incorporated herein by reference to the Company’s Proxy Statement for the 2016 Annual Meeting of Stockholders (“2016 Proxy Statement”). The identification of the directors of the Company may be found under “Director Nominees” and “Directors Continuing in Office.” The identification of the executive officers of the Company may be found under “Named Executive Officers.” There exists no family relationship between any director and executive officer. Disclosure of the Audit Committee and the audit committee financial expert may be found under “Board Committees.” Compliance with section 16(a) of the Exchange Act may be found under “Section 16(a) Beneficial Ownership Reporting Compliance.” A copy of the Company’s code of business conduct and ethics, which applies to the Chief Executive Officer, Chief Financial Officer and all other senior financial officers of the Company designated by the Chief Executive Officer from time to time, is available at our website, www.scnb.com, and will be provided, without charge, upon written request to the Corporate Secretary at 4 West Second Street, PO Box 9000, Riverhead, NY 11901.

ITEM 11. EXECUTIVE COMPENSATION

Incorporated herein by reference to the Company’s 2016 Proxy Statement. Executive compensation may be found under “Executive Compensation and Related Matters.” Compensation Committee interlocks and insider participation may be found under “Compensation Committee Interlocks and Insider Participation” and the Compensation Committee report may be found under “Compensation Committee Report.”

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated herein by reference to the Company’s 2016 Proxy Statement. Security ownership of certain beneficial owners and management may be found under “Voting Securities and Principal Holders Thereof.”

Additionally, information about the Company’s equity compensation plans is as follows:

	At December 31, 2015
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights ($) (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	155,100	16.69	162,930
Equity compensation plans not approved by security holders	30,000	10.79	—
Total	185,100	15.73	162,930

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Incorporated herein by reference to the Company’s 2016 Proxy Statement. Certain relationships and related transactions may be found under “Transactions with Related Persons.” Director independence may be found under “Director Independence.”

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Incorporated herein by reference to the Company’s 2016 Proxy Statement. Audit fees, audit-related fees, tax fees and all other fees may be found under “Audit Fees.” Disclosure of the Audit Committee’s pre-approval of policies and procedures may be found under “Board Committees.”

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

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

Dated: February 29, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

By:	/s/ JOSEPH A. GAVIOLA
Joseph A. Gaviola
Chairman of the Board & Director

By:	/s/ HOWARD C. BLUVER
Howard C. Bluver
President, Chief Executive Officer & Director

By:	/s/ BRIAN K. FINNERAN
Brian K. Finneran
Executive Vice President, Chief Financial Officer & Director

By:	/s/ JAMES E. DANOWSKI
James E. Danowski
Director

By:	/s/ EDGAR F. GOODALE
Edgar F. Goodale
Director

By:	/s/ DAVID A. KANDELL
David A. Kandell
Director

By:	/s/ TERENCE X. MEYER
Terence X. Meyer
Director

By:	/s/ RAMESH N. SHAH
Ramesh N. Shah
Director

By:	/s/ JOHN D. STARK, JR.
John D. Stark, Jr.
Director

Dated: February 29, 2016