Form 10-Q
period 2016-03-31
SUFFOLK BANCORP
filed 2016-05-03
CIK 754673

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: MARCH 31, 2016

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

Yes☐    No ☒

As of April 18, 2016, there were 11,861,255 shares of registrant’s Common Stock outstanding.

SUFFOLK BANCORP
Form 10-Q
For the Quarterly Period Ended March 31, 2016

PART I
ITEM 1. – FINANCIAL STATEMENTS

SUFFOLK BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CONDITION (UNAUDITED)
March 31, 2016 and December 31, 2015
(dollars in thousands, except per share data)

	March 31, 2016	December 31, 2015
ASSETS
Cash and cash equivalents
Cash and non-interest-bearing deposits due from banks	$86,004	$75,272
Interest-bearing deposits due from banks	31,182	22,814
Total cash and cash equivalents	117,186	98,086
Federal Reserve and Federal Home Loan Bank stock and other investments	10,531	10,756
Investment securities:
Available for sale, at fair value	249,263	247,099
Held to maturity (fair value of $49,620 and $63,272, respectively)	47,141	61,309
Total investment securities	296,404	308,408
Loans	1,748,072	1,666,447
Allowance for loan losses	20,930	20,685
Net loans	1,727,142	1,645,762
Loans held for sale	573	1,666
Premises and equipment, net	23,395	23,240
Bank-owned life insurance	52,729	52,383
Deferred tax assets, net	14,050	15,845
Accrued interest and loan fees receivable	6,570	5,859
Goodwill and other intangibles	2,834	2,864
Other real estate owned ("OREO")	650	-
Other assets	4,322	3,723
TOTAL ASSETS	$2,256,386	$2,168,592

LIABILITIES & STOCKHOLDERS' EQUITY
Demand deposits	$790,678	$787,944
Savings, N.O.W. and money market deposits	849,850	768,036
Subtotal core deposits	1,640,528	1,555,980
Time deposits	229,841	224,643
Total deposits	1,870,369	1,780,623
Borrowings	160,000	165,000
Unfunded pension liability	6,416	6,428
Capital leases	4,365	4,395
Other liabilities	11,519	14,888
TOTAL LIABILITIES	2,052,669	1,971,334
COMMITMENTS AND CONTINGENT LIABILITIES
STOCKHOLDERS' EQUITY
Common stock (par value $2.50; 15,000,000 shares authorized; issued 14,019,302 and 13,966,292, respectively; outstanding 11,853,564 and 11,800,554, respectively)	35,048	34,916
Surplus	46,997	46,239
Retained earnings	133,749	130,093
Treasury stock at par (2,165,738 shares)	(5,414)	(5,414)
Accumulated other comprehensive loss, net of tax	(6,663)	(8,576)
TOTAL STOCKHOLDERS' EQUITY	203,717	197,258
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,256,386	$2,168,592

See accompanying notes to unaudited condensed consolidated financial statements.

SUFFOLK BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
For the Three Months Ended March 31, 2016 and 2015
(dollars in thousands, except per share data)

	Three Months Ended March 31,
	2016	2015
INTEREST INCOME
Loans and loan fees	$17,222	$14,569
U.S. Government agency obligations	418	541
Obligations of states and political subdivisions	994	1,335
Collateralized mortgage obligations	79	182
Mortgage-backed securities	464	445
Corporate bonds	146	38
Federal funds sold, securities purchased under agreements to resell and interest-bearing deposits due from banks	29	23
Dividends	75	60
Total interest income	19,427	17,193
INTEREST EXPENSE
Savings, N.O.W. and money market deposits	513	274
Time deposits	348	294
Borrowings	242	108
Total interest expense	1,103	676
Net interest income	18,324	16,517
Provision for loan losses	250	250
Net interest income after provision for loan losses	18,074	16,267
NON-INTEREST INCOME
Service charges on deposit accounts	776	747
Other service charges, commissions and fees	611	593
Net gain on sale of securities available for sale	6	26
Net gain on sale of portfolio loans	-	198
Net gain on sale of mortgage loans originated for sale	74	144
Income from bank-owned life insurance	346	309
Other operating income	79	74
Total non-interest income	1,892	2,091
OPERATING EXPENSES
Employee compensation and benefits	8,666	8,606
Occupancy expense	1,442	1,462
Equipment expense	386	385
Consulting and professional services	483	338
FDIC assessment	293	290
Data processing	179	570
Other operating expenses	1,703	1,457
Total operating expenses	13,152	13,108
Income before income tax expense	6,814	5,250
Income tax expense	1,976	1,241
NET INCOME	$4,838	$4,009
EARNINGS PER COMMON SHARE - BASIC	$0.41	$0.34
EARNINGS PER COMMON SHARE - DILUTED	$0.41	$0.34
WEIGHTED AVERAGE COMMON SHARES - BASIC	11,829,195	11,694,427
WEIGHTED AVERAGE COMMON SHARES - DILUTED	11,900,808	11,763,099

See accompanying notes to unaudited condensed consolidated financial statements.

SUFFOLK BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
For the Three Months Ended March 31, 2016 and 2015
(in thousands)

	Three Months Ended March 31,
	2016	2015

Net income	$4,838	$4,009
Other comprehensive income, net of tax and reclassification adjustments:
Change in unrealized gain on securities available for sale arising during the period, net of tax of $1,128 and $703, respectively	1,608	1,075
Change in unrealized gain on securities transferred from available for sale to held to maturity, net of tax of $183 and $27, respectively	305	41
Total other comprehensive income, net of tax	1,913	1,116
Total comprehensive income	$6,751	$5,125

See accompanying notes to unaudited condensed consolidated financial statements.

SUFFOLK BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)
For the Three Months Ended March 31, 2016 and 2015
(dollars in thousands, except per share data)

	Three Months Ended March 31,
	2016	2015
Common stock
Balance, January 1	$34,916	$34,591
Dividend reinvestment (25,337 and 7,295 shares issued, respectively)	63	18
Stock options exercised (1,000 shares issued in 2015)	-	3
Stock-based compensation	69	116
Ending balance	35,048	34,728
Surplus
Balance, January 1	46,239	44,230
Dividend reinvestment	603	143
Stock options exercised	-	16
Stock-based compensation	155	106
Ending balance	46,997	44,495
Retained earnings
Balance, January 1	130,093	116,169
Net income	4,838	4,009
Cash dividends on common stock ($0.10 and $0.06 per share, respectively)	(1,182)	(700)
Ending balance	133,749	119,478
Treasury stock
Balance, January 1	(5,414)	(5,414)
Ending balance	(5,414)	(5,414)
Accumulated other comprehensive loss, net of tax
Balance, January 1	(8,576)	(6,843)
Other comprehensive income	1,913	1,116
Ending balance	(6,663)	(5,727)
Total stockholders' equity	$203,717	$187,560

See accompanying notes to unaudited condensed consolidated financial statements.

SUFFOLK BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
For the Three Months Ended March 31, 2016 and 2015
(in thousands)

	Three Months Ended March 31,
	2016	2015
NET INCOME	$4,838	$4,009
ADJUSTMENTS TO RECONCILE NET INCOME
TO NET CASH PROVIDED BY OPERATING ACTIVITIES
Provision for loan losses	250	250
Depreciation and amortization	554	565
Stock-based compensation - net	224	222
Net amortization of premiums	283	297
Originations of mortgage loans held for sale	(8,464)	(9,314)
Proceeds from sale of mortgage loans originated for sale	9,632	9,281
Gain on sale of mortgage loans originated for sale	(74)	(144)
Gain on sale of portfolio loans	-	(198)
Decrease (increase) in other intangibles	30	(52)
Deferred tax expense	483	99
Increase in accrued interest and loan fees receivable	(711)	(806)
(Increase) decrease in other assets	(598)	708
Adjustment to unfunded pension liability	(12)	(111)
Decrease in other liabilities	(3,368)	(3,626)
Income from bank-owned life insurance	(346)	(309)
Net gain on sale of securities available for sale	(6)	(26)
Net cash provided by operating activities	2,715	845
CASH FLOWS FROM INVESTING ACTIVITIES
Principal payments on investment securities - available for sale	3,513	1,413
Proceeds from sale of investment securities - available for sale	-	531
Maturities and calls of investment securities - available for sale	9,200	6,705
Purchases of investment securities - available for sale	(12,388)	-
Maturities and calls of investment securities - held to maturity	14,625	117
Decrease in Federal Reserve and Federal Home
Loan Bank stock and other investments	225	1,800
Proceeds from sale of portfolio loans	-	23,986
Loan originations - net	(82,281)	(26,810)
Purchases of premises and equipment - net	(709)	(143)
Net cash (used in) provided by investing activities	(67,815)	7,599
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposit accounts	89,746	35,612
Net decrease in short-term borrowings	(5,000)	(40,000)
Proceeds from stock options exercised	-	19
Cash dividends paid on common stock	(1,182)	(700)
Proceeds from shares issued under the dividend reinvestment plan	666	161
Decrease in capital lease payable	(30)	(28)
Net cash provided by (used in) financing activities	84,200	(4,936)
NET INCREASE IN CASH AND CASH EQUIVALENTS	19,100	3,508
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	98,086	55,516
CASH AND CASH EQUIVALENTS, END OF PERIOD	$117,186	$59,024
SUPPLEMENTAL DATA:
Interest paid	$1,105	$681
Income taxes paid	$828	$340
Loans transferred to OREO	$650	$-

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

In the opinion of the Company’s management, the preceding unaudited interim condensed consolidated financial statements contain all adjustments, consisting of normal accruals, necessary for a fair presentation of the Company’s condensed consolidated statement of condition as of March 31, 2016, its condensed consolidated statements of income for the three months ended March 31, 2016 and 2015, its condensed consolidated statements of comprehensive income for the three months ended March 31, 2016 and 2015, its condensed consolidated statements of changes in stockholders’ equity for the three months ended March 31, 2016 and 2015 and its condensed consolidated statements of cash flows for the three months ended March 31, 2016 and 2015.

The preceding unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X, as well as in accordance with predominant practices within the banking industry. They do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates. The results of operations for the three months ended March 31, 2016 are not necessarily indicative of the results of operations to be expected for the remainder of the year. For further information, please refer to the audited consolidated financial statements and footnotes thereto included in the Company’s 2015 Annual Report on Form 10-K.

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

The reconciliation of basic and diluted weighted average number of common shares outstanding for the three months ended March 31, 2016 and 2015 follows.

	Three Months Ended March 31,
	2016	2015

Weighted average common shares outstanding	11,714,826	11,602,924
Weighted average unvested restricted shares	114,369	91,503
Weighted average shares for basic earnings per share	11,829,195	11,694,427
Additional diluted shares:
Stock options	71,613	68,672
Weighted average shares for diluted earnings per share	11,900,808	11,763,099

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

Other Real Estate Owned (“OREO”) - Property acquired through foreclosure, or OREO, is initially stated at the lower of cost or fair value less estimated selling costs. Losses arising at the time of the acquisition of property are charged against the allowance for loan losses. Any additional write-downs to the carrying value of these assets that may be required, as well as the cost of maintaining and operating these foreclosed properties, are charged to expense. The Company held OREO amounting to $650 thousand at March 31, 2016 resulting from the addition of one residential property during the first quarter of 2016.

Bank-Owned Life Insurance – Bank-owned life insurance is recorded at the lower of the cash surrender value or the amount that can be realized under the insurance policy and is included as an asset in the consolidated statements of condition. Changes in the cash surrender value and insurance benefit payments are recorded in non-interest income in the consolidated statements of income.

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

Recent Accounting Guidance – In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-09, Compensation—Stock Compensation (Topic 718), “Improvements to Employee Share-Based Payment Accounting.” ASU 2016-09 introduces targeted amendments intended to simplify the accounting for stock compensation. Specifically, the ASU requires all excess tax benefits and tax deficiencies (including tax benefits of dividends on share-based payment awards) to be recognized as income tax expense or benefit in the income statement. The tax effects of exercised or vested awards should be treated as discrete items in the reporting period in which they occur. An entity also should recognize excess tax benefits, and assess the need for a valuation allowance, regardless of whether the benefit reduces taxes payable in the current period. The ASU also requires excess tax benefits to be classified along with other income tax cash flows as an operating activity in the statement of cash flows. In addition, the ASU elevates the statutory tax withholding threshold to qualify for equity classification up to the maximum statutory tax rates in the applicable jurisdiction(s). The ASU also clarifies that cash paid by an employer when directly withholding shares for tax withholding purposes should be classified as a financing activity. The ASU provides an optional accounting policy election (with limited exceptions), to be applied on an entity-wide basis, to either estimate the number of awards that are expected to vest (consistent with existing U.S. GAAP) or account for forfeitures when they occur. The amendments are effective for public business entities for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted. The Company is currently evaluating the impact of the pending adoption of the ASU on its consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The ASU establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company is currently evaluating the impact of the pending adoption of the ASU on its consolidated financial statements.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), “Revenue from Contracts with Customers,” which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of the ASU is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. The ASU defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. The FASB subsequently issued ASU 2016-08 which updates the new standard by clarifying the principal versus agent implementation guidance and ASU 2016-10 which clarifies identifying performance obligations and the licensing implementation guidance, but neither change the core principle of the new standard. The FASB also subsequently issued ASU 2015-14 to defer the effective date of the new standard by one year. As such, it now takes effect for public entities in fiscal years beginning after December 15, 2017, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting the ASU recognized at the date of adoption (which includes additional footnote disclosures). Early adoption is permitted for any entity that chooses to adopt the new standard as of the original effective date. The Company has not yet determined the method by which it will adopt ASU 2014-09 in 2018 and does not believe that the adoption will have a material effect on the Company’s consolidated financial statements.

2. ACCUMULATED OTHER COMPREHENSIVE INCOME/LOSS (“AOCI”)
The changes in the Company’s AOCI by component, net of tax, for the three months ended March 31, 2016 and 2015 follow (in thousands).

	Three Months Ended March 31, 2016				Three Months Ended March 31, 2015
	Unrealized Gains and Losses on Available for Sale Securities	Unrealized Losses on Securities Transferred from Available for Sale to Held to Maturity	Pension and Post- Retirement Plan Items	Total	Unrealized Gains and Losses on Available for Sale Securities	Unrealized Losses on Securities Transferred from Available for Sale to Held to Maturity	Pension and Post- Retirement Plan Items	Total
Beginning balance	$1,436	$(1,395)	$(8,617)	$(8,576)	$2,637	$(1,805)	$(7,675)	$(6,843)
Other comprehensive income before reclassifications	1,612	-	-	1,612	1,091	-	-	1,091
Amounts reclassified from AOCI	(4)	305	-	301	(16)	41	-	25
Net other comprehensive income	1,608	305	-	1,913	1,075	41	-	1,116
Ending balance	$3,044	$(1,090)	$(8,617)	$(6,663)	$3,712	$(1,764)	$(7,675)	$(5,727)

Reclassifications out of AOCI for the three months ended March 31, 2016 and 2015 follow (in thousands).

	Amount Reclassified from AOCI
	Three Months Ended March 31,		Affected Line Item in the Statement
Details about AOCI Components	2016	2015	Where Net Income is Presented
Unrealized gains and losses on available for sale securities	$6	$26	Net gain on sale of securities available for sale
Unrealized losses on securities transferred from available for sale to held to maturity	(488)	(68)	Interest income - U.S. Government agency obligations
Subtotal, pre-tax	(482)	(42)
Income tax effect	181	17	Income tax expense
Total, net of tax	$(301)	$(25)

3. INVESTMENT SECURITIES
At the time of purchase of a security, the Company designates the security as either available for sale, trading or held to maturity, depending upon investment objectives, liquidity needs and intent.

In 2014, investment securities with a fair value of $48 million and an unrealized loss of $3.2 million were transferred from available for sale to held to maturity. In accordance with U.S. GAAP, the securities were transferred at fair value, which became the amortized cost. The discount, equal to the unrealized holding losses at the date of transfer, is being accreted to interest income over the remaining life of the security. The unrealized holding losses at the date of transfer remained in AOCI and are being amortized simultaneously against interest income. Those amounts offset or mitigate each other.

The amortized cost, fair value and gross unrealized gains and losses of the Company’s investment securities available for sale and held to maturity at March 31, 2016 and December 31, 2015 were as follows (in thousands):

	March 31, 2016				December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale:
U.S. Government agency securities	$25,982	$9	$(19)	$25,972	$28,977	$2	$(463)	$28,516
Obligations of states and political subdivisions	93,877	4,235	-	98,112	100,215	4,467	-	104,682
Collateralized mortgage obligations	19,398	93	(57)	19,434	15,795	2	(248)	15,549
Mortgage-backed securities	95,877	1,161	(83)	96,955	93,719	39	(1,316)	92,442
Corporate bonds	9,000	-	(210)	8,790	6,000	-	(90)	5,910
Total available for sale securities	244,134	5,498	(369)	249,263	244,706	4,510	(2,117)	247,099
Held to maturity:
U.S. Government agency securities	29,513	1,836	-	31,349	43,570	1,450	-	45,020
Obligations of states and political subdivisions	11,628	563	-	12,191	11,739	536	-	12,275
Corporate bonds	6,000	80	-	6,080	6,000	7	(30)	5,977
Total held to maturity securities	47,141	2,479	-	49,620	61,309	1,993	(30)	63,272
Total investment securities	$291,275	$7,977	$(369)	$298,883	$306,015	$6,503	$(2,147)	$310,371

At March 31, 2016 and December 31, 2015, investment securities carried at $251 million and $261 million, respectively, were pledged primarily for public funds on deposit and as collateral for the Company’s derivative swap contracts.

The amortized cost, contractual maturities and fair value of the Company’s investment securities at March 31, 2016 (in thousands) are presented in the table below. Collateralized mortgage obligations (“CMOs”) and mortgage-backed securities (“MBS”) assume maturity dates pursuant to average lives.

	March 31, 2016
	Amortized Cost	Fair Value
Securities available for sale:
Due in one year or less	$21,600	$21,838
Due from one to five years	134,975	139,088
Due from five to ten years	87,559	88,337
Total securities available for sale	244,134	249,263
Securities held to maturity:
Due in one year or less	836	843
Due from one to five years	4,191	4,405
Due from five to ten years	23,667	24,578
Due after ten years	18,447	19,794
Total securities held to maturity	47,141	49,620
Total investment securities	$291,275	$298,883

The proceeds from sales of securities available for sale and the associated realized gains and losses are shown below (in thousands) for the periods indicated. Realized gains are also inclusive of gains on called securities.

	Three Months Ended March 31,
	2016	2015

Proceeds	$-	$531

Gross realized gains	$6	$26
Gross realized losses	-	-
Net realized gains	$6	$26

Information pertaining to securities with unrealized losses at March 31, 2016 and December 31, 2015, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows (in thousands):

	Less than 12 months		12 months or longer		Total
March 31, 2016	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government agency securities	$4,965	$(19)	$-	$-	$4,965	$(19)
Collateralized mortgage obligations	-	-	8,286	(57)	8,286	(57)
Mortgage-backed securities	9,315	(20)	13,727	(63)	23,042	(83)
Corporate bonds	5,790	(210)	-	-	5,790	(210)
Total	$20,070	$(249)	$22,013	$(120)	$42,083	$(369)

	Less than 12 months		12 months or longer		Total
December 31, 2015	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government agency securities	$16,744	$(233)	$9,770	$(230)	$26,514	$(463)
Collateralized mortgage obligations	1,831	(4)	8,200	(244)	10,031	(248)
Mortgage-backed securities	66,804	(884)	17,936	(432)	84,740	(1,316)
Corporate bonds	8,880	(120)	-	-	8,880	(120)
Total	$94,259	$(1,241)	$35,906	$(906)	$130,165	$(2,147)

All securities with unrealized losses for twelve months or longer at March 31, 2016 are issued or guaranteed by U.S. Government agencies or sponsored enterprises and the related unrealized losses resulted solely from the current interest rate environment and the corresponding shape of the yield curve. The Company does not intend to sell and it is not more likely than not that the Company will be required to sell these securities prior to their recovery to a level equal to or greater than amortized cost. Management has determined that no OTTI was present at March 31, 2016.

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

In conjunction with the sale of Visa Class B shares in 2013, the Company entered into derivative swap contracts with the purchaser of these Visa Class B shares which provide for settlements between the purchaser and the Company based upon a change in the conversion ratio of Visa Class B shares into Visa Class A shares. The Company’s recorded liability representing the fair value of the derivative was $752 thousand at March 31, 2016 and December 31, 2015.

The present value of estimated future fees to be paid to the derivative counterparty, or carrying costs, calculated by reference to the market price of the Visa Class A shares at a fixed rate of interest are expensed as incurred. For the three months ended March 31, 2016 and 2015, $74 thousand and $70 thousand, respectively, in such carrying costs was expensed. The Company has pledged U.S. Government agency securities held in its available for sale portfolio, with a market value of approximately $3 million at March 31, 2016 and December 31, 2015, as collateral for the derivative swap contracts.

Subjectivity has been used in estimating the fair value of both the derivative liability and the associated fees, but management believes that these fair value estimates are adequate based on available information. However, future developments in the litigation could require potentially significant changes to these estimates.

At March 31, 2016 and December 31, 2015, the Company still owned 38,638 Visa Class B shares subsequent to the sales described here. Upon termination of the existing transfer restriction and settlement of the litigation, and to the extent that the Company continues to own such Visa Class B shares in the future, the Company expects to record its Visa Class B shares at fair value.

4. LOANS
At March 31, 2016 and December 31, 2015, net loans disaggregated by class consisted of the following (in thousands):

	March 31, 2016	December 31, 2015
Commercial and industrial	$195,321	$189,769
Commercial real estate	718,934	696,787
Multifamily	480,678	426,549
Mixed use commercial	83,421	78,787
Real estate construction	37,373	37,233
Residential mortgages	181,649	186,313
Home equity	45,447	44,951
Consumer	5,249	6,058
Gross loans	1,748,072	1,666,447
Allowance for loan losses	(20,930)	(20,685)
Net loans at end of period	$1,727,142	$1,645,762

There were no loans in the process of foreclosure collateralized by residential real estate property at March 31, 2016.

The following summarizes the activity in the allowance for loan losses disaggregated by class for the periods indicated (in thousands).

	Three Months Ended March 31, 2016					Three Months Ended March 31, 2015
	Balance at beginning of period	Charge- offs	Recoveries	(Credit) provision for loan losses	Balance at end of period	Balance at beginning of period	Charge- offs	Recoveries	Provision (credit) for loan losses	Balance at end of period
Commercial and industrial	$1,875	$-	$45	$(16)	$1,904	$1,560	$(492)	$343	$587	$1,998
Commercial real estate	7,019	-	10	261	7,290	6,777	-	7	568	7,352
Multifamily	4,688	-	-	835	5,523	4,018	-	-	449	4,467
Mixed use commercial	766	-	-	86	852	261	-	-	12	273
Real estate construction	386	-	-	2	388	383	-	-	(23)	360
Residential mortgages	2,476	-	2	(268)	2,210	3,027	-	11	(420)	2,618
Home equity	639	(7)	1	(56)	577	709	-	2	17	728
Consumer	106	(58)	2	47	97	166	(1)	5	(15)	155
Unallocated	2,730	-	-	(641)	2,089	2,299	-	-	(925)	1,374
Total	$20,685	$(65)	$60	$250	$20,930	$19,200	$(493)	$368	$250	$19,325

At March 31, 2016 and December 31, 2015, the ending balance in the allowance for loan losses disaggregated by class and impairment methodology is as follows (in thousands). Also in the tables below are total loans at March 31, 2016 and December 31, 2015 disaggregated by class and impairment methodology (in thousands).

	Allowance for Loan Losses			Loan Balances
March 31, 2016	Individually evaluated for impairment	Collectively evaluated for impairment	Ending balance	Individually evaluated for impairment	Collectively evaluated for impairment	Ending balance
Commercial and industrial	$84	$1,820	$1,904	$4,957	$190,364	$195,321
Commercial real estate	-	7,290	7,290	4,511	714,423	718,934
Multifamily	-	5,523	5,523	-	480,678	480,678
Mixed use commercial	-	852	852	-	83,421	83,421
Real estate construction	-	388	388	-	37,373	37,373
Residential mortgages	430	1,780	2,210	5,152	176,497	181,649
Home equity	143	434	577	1,645	43,802	45,447
Consumer	43	54	97	297	4,952	5,249
Unallocated	-	2,089	2,089	-	-	-
Total	$700	$20,230	$20,930	$16,562	$1,731,510	$1,748,072

	Allowance for Loan Losses			Loan Balances
December 31, 2015	Individually evaluated for impairment	Collectively evaluated for impairment	Ending balance	Individually evaluated for impairment	Collectively evaluated for impairment	Ending balance
Commercial and industrial	$-	$1,875	$1,875	$2,872	$186,897	$189,769
Commercial real estate	-	7,019	7,019	4,334	692,453	696,787
Multifamily	-	4,688	4,688	-	426,549	426,549
Mixed use commercial	-	766	766	-	78,787	78,787
Real estate construction	-	386	386	-	37,233	37,233
Residential mortgages	559	1,917	2,476	5,817	180,496	186,313
Home equity	170	469	639	1,683	43,268	44,951
Consumer	48	58	106	379	5,679	6,058
Unallocated	-	2,730	2,730	-	-	-
Total	$777	$19,908	$20,685	$15,085	$1,651,362	$1,666,447

The following table presents the Company’s impaired loans disaggregated by class at March 31, 2016 and December 31, 2015 (in thousands).

	March 31, 2016			December 31, 2015
	Unpaid Principal Balance	Recorded Balance	Allowance Allocated	Unpaid Principal Balance	Recorded Balance	Allowance Allocated
With no allowance recorded:
Commercial and industrial	$3,929	$3,929	$-	$2,869	$2,869	$-
Commercial real estate	4,929	4,511	-	4,753	4,334	-
Residential mortgages	3,056	2,927	-	3,076	2,947	-
Home equity	1,300	1,300	-	1,233	1,233	-
Consumer	129	129	-	207	207	-
Subtotal	13,343	12,796	-	12,138	11,590	-

With an allowance recorded:
Commercial and industrial	1,028	1,028	84	3	3	-
Residential mortgages	2,225	2,225	430	2,870	2,870	559
Home equity	361	345	143	586	450	170
Consumer	168	168	43	172	172	48
Subtotal	3,782	3,766	700	3,631	3,495	777
Total	$17,125	$16,562	$700	$15,769	$15,085	$777

The following table presents the Company’s average recorded investment in impaired loans and the related interest income recognized disaggregated by class for the three months ended March 31, 2016 and 2015 (in thousands). No interest income was recognized on a cash basis on impaired loans for any of the periods presented. The interest income recognized on accruing impaired loans is shown in the following table.

	Three Months Ended March 31,
	2016		2015
	Average recorded investment in impaired loans	Interest income recognized on impaired loans	Average recorded investment in impaired loans	Interest income recognized on impaired loans
Commercial and industrial	$2,875	$18	$4,551	$33
Commercial real estate	4,319	35	10,208	50
Residential mortgages	5,693	48	5,411	38
Home equity	1,671	15	1,662	13
Consumer	338	4	383	3
Total	$14,896	$120	$22,215	$137

TDRs are modifications or renewals where the Company has granted a concession to a borrower in financial distress. The Company reviews all modifications and renewals for determination of TDR status. The Company allocated $494 thousand and $534 thousand of specific reserves to customers whose loan terms have been modified as TDRs as of March 31, 2016 and December 31, 2015, respectively. These loans involved the restructuring of terms to allow customers to mitigate the risk of default by meeting a lower payment requirement based upon their current cash flow. These may also include loans that renewed at existing contractual rates, but below market rates for comparable credit.

At March 31, 2016 and December 31, 2015, $45 thousand was committed to be advanced in connection with TDRs, representing the amount the Company is legally required to advance under existing loan agreements. These loans are not in default under the terms of the loan agreements and are accruing interest. It is the Company’s policy to evaluate advances on such loans on a case-by-case basis. Absent a legal obligation to advance pursuant to the terms of the loan agreement, the Company generally will not advance funds for which it has outstanding commitments, but may do so in certain circumstances.

Outstanding TDRs, disaggregated by class, at March 31, 2016 and December 31, 2015 are as follows (dollars in thousands):

	March 31, 2016		December 31, 2015
TDRs Outstanding	Number of Loans	Outstanding Recorded Balance	Number of Loans	Outstanding Recorded Balance
Commercial and industrial	16	$988	17	$1,116
Commercial real estate	5	4,080	5	4,131
Residential mortgages	22	4,625	22	4,653
Home equity	5	1,354	5	1,362
Consumer	8	296	8	301
Total	56	$11,343	57	$11,563

The following presents, disaggregated by class, information regarding TDRs executed during the three months ended March 31, 2016 and 2015 (dollars in thousands):

	Three Months Ended March 31,
	2016			2015
New TDRs	Number of Loans	Pre-Modification Outstanding Recorded Balance	Post-Modification Outstanding Recorded Balance	Number of Loans	Pre-Modification Outstanding Recorded Balance	Post-Modification Outstanding Recorded Balance
Commercial and industrial	-	$-	$-	1	$12	$12
Residential mortgages	-	-	-	2	194	199
Total	-	$-	$-	3	$206	$211

There were no loans modified as TDRs that had payment defaults of 90 days or more within twelve months of restructuring during the three months ended March 31, 2016 and 2015.

Not all loan modifications are TDRs. In some cases, the Company might provide a concession, such as a reduction in interest rate, but the borrower is not experiencing financial distress. This could be the case if the Company is matching a competitor’s interest rate.

At March 31, 2016 and December 31, 2015, non-accrual loans disaggregated by class were as follows (dollars in thousands):

	March 31, 2016				December 31, 2015
	Non- accrual loans	% of Total	Total Loans	% of Total Loans	Non- accrual loans	% of Total	Total Loans	% of Total Loans
Commercial and industrial	$4,128	59.0%	$195,321	0.2%	$1,954	35.3%	$189,769	0.1%
Commercial real estate	1,959	28.0	718,934	0.1	1,733	31.4	696,787	0.1
Multifamily	-	-	480,678	-	-	-	426,549	-
Mixed use commercial	-	-	83,421	-	-	-	78,787	-
Real estate construction	-	-	37,373	-	-	-	37,233	-
Residential mortgages	724	10.3	181,649	0.1	1,358	24.6	186,313	0.1
Home equity	186	2.7	45,447	-	406	7.3	44,951	-
Consumer	1	-	5,249	-	77	1.4	6,058	-
Total	$6,998	100.0%	$1,748,072	0.4%	$5,528	100.0%	$1,666,447	0.3%

Additional interest income of approximately $98 thousand and $180 thousand would have been recorded during the three months ended March 31, 2016 and 2015, respectively, if non-accrual loans had performed in accordance with their original terms.

At March 31, 2016 and December 31, 2015, past due loans disaggregated by class were as follows (in thousands).

	Past Due
March 31, 2016	30 - 59 days	60 - 89 days	90 days and over	Total	Current	Total
Commercial and industrial	$6	$40	$4,128	$4,174	$191,147	$195,321
Commercial real estate	-	222	1,959	2,181	716,753	718,934
Multifamily	-	-	-	-	480,678	480,678
Mixed use commercial	-	-	-	-	83,421	83,421
Real estate construction	-	-	-	-	37,373	37,373
Residential mortgages	588	174	724	1,486	180,163	181,649
Home equity	200	-	186	386	45,061	45,447
Consumer	3	-	1	4	5,245	5,249
Total	$797	$436	$6,998	$8,231	$1,739,841	$1,748,072
% of Total Loans	0.1%	0.0%	0.4%	0.5%	99.5%	100.0%

	Past Due
December 31, 2015	30 - 59 days	60 - 89 days	90 days and over	Total	Current	Total
Commercial and industrial	$21	$-	$1,954	$1,975	$187,794	$189,769
Commercial real estate	-	-	1,733	1,733	695,054	696,787
Multifamily	-	-	-	-	426,549	426,549
Mixed use commercial	-	-	-	-	78,787	78,787
Real estate construction	-	-	-	-	37,233	37,233
Residential mortgages	512	175	1,358	2,045	184,268	186,313
Home equity	336	-	406	742	44,209	44,951
Consumer	2	-	77	79	5,979	6,058
Total	$871	$175	$5,528	$6,574	$1,659,873	$1,666,447
% of Total Loans	0.1%	0.0%	0.3%	0.4%	99.6%	100.0%

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

The following presents the Company’s loan portfolio credit risk profile by internally assigned grade disaggregated by class of loan at March 31, 2016 and December 31, 2015 (in thousands).

	March 31, 2016				December 31, 2015
	Grade				Grade
	Pass	Special mention	Substandard	Total	Pass	Special mention	Substandard	Total
Commercial and industrial	$186,625	$1,716	$6,980	$195,321	$180,024	$3,088	$6,657	$189,769
Commercial real estate	710,860	4,921	3,153	718,934	687,210	6,109	3,468	696,787
Multifamily	480,678	-	-	480,678	426,549	-	-	426,549
Mixed use commercial	83,421	-	-	83,421	78,779	-	8	78,787
Real estate construction	37,373	-	-	37,373	37,233	-	-	37,233
Residential mortgages	180,751	-	898	181,649	184,781	-	1,532	186,313
Home equity	45,261	-	186	45,447	44,545	-	406	44,951
Consumer	5,248	-	1	5,249	5,939	-	119	6,058
Total	$1,730,217	$6,637	$11,218	$1,748,072	$1,645,060	$9,197	$12,190	$1,666,447
% of Total	99.0%	0.4%	0.6%	100.0%	98.7%	0.6%	0.7%	100.0%

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

For the three months ended March 31, 2016 and 2015, the Company’s net periodic pension credit was $13 thousand and $111 thousand, respectively.

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

No options have been granted since 2013. Options granted in 2013 and 2012 were exercisable commencing one year from the date of grant at a rate of one-third per year. Options granted prior to 2012 were generally 100% exercisable commencing one year from the date of grant. All options are exercisable for a period of ten years or less.

No options were exercised during the first three months of 2016. The total intrinsic value of options exercised during the first three months of 2015 was $6 thousand. The total cash received from the 2015 option exercises was $19 thousand, excluding the tax benefit realized. In exercising those options, 1,000 shares of the Company’s common stock were issued.

Both plans provide for but do not require the grant of stock appreciation rights (“SARs”) that the holder may exercise instead of the underlying option. At March 31, 2016, there were 6,000 SARs outstanding related to options granted before 2011. The SARs had no intrinsic value at March 31, 2016. When the SAR is exercised, the underlying option is canceled. The optionee receives shares of common stock or cash with a fair market value equal to the excess of the fair value of the shares subject to the option at the time of exercise (or the portion thereof so exercised) over the aggregate option price of the shares set forth in the option agreement. The exercise of SARs is treated as the exercise of the underlying option.

A summary of stock option activity follows:

	Number of Shares	Weighted-Average Exercise Price Per Share
Outstanding, January 1, 2016	185,100	$15.73
Granted	-	-
Exercised	-	-
Forfeited or expired	(3,000)	$34.95
Outstanding, March 31, 2016	182,100	$15.41

The following summarizes shares subject to purchase from stock options outstanding and exercisable as of March 31, 2016:

	Outstanding			Exercisable
Range of Exercise Prices	Shares	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Shares	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price
$10.00 - $14.00	90,000	5.8 years	$11.68	73,334	5.8 years	$11.88
$14.01 - $20.00	83,100	7.3 years	$17.80	58,606	7.3 years	$17.59
$20.01 - $30.00	3,000	2.8 years	$28.30	3,000	2.8 years	$28.30
$30.01 - $40.00	6,000	1.3 years	$32.04	6,000	1.3 years	$32.04
	182,100	6.3 years	$15.41	140,940	6.2 years	$15.46

Restricted Stock Awards
Under the Company’s Amended and Restated 2009 Stock Incentive Plan (the “2009 Plan”), the Company can award options, SARs and restricted stock. During the first three months of 2016 and 2015, the Company awarded 31,621 and 51,562 shares of restricted stock to certain key employees and directors. Generally, the restricted stock awards vest over a three-year period commencing one year from the date of grant at a rate of one-third per year. The fair value at grant date of the 15,682 restricted shares that vested during the first three months of 2016 was $357 thousand. Of the 15,682 vested shares, 3,898 were withheld to pay taxes due upon vesting. No restricted shares vested during the first three months of 2015. A summary of restricted stock activity follows:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Unvested, January 1, 2016	108,073	$22.94
Granted	31,621	$25.13
Vested	(15,682)	$22.76
Forfeited or expired	(50)	$25.13
Unvested, March 31, 2016	123,962	$23.52

The Company recognizes compensation expense for the fair value of stock options and restricted stock on a straight line basis over the requisite service period of the grants. Compensation expense related to stock-based compensation amounted to $224 thousand and $222 thousand for the three months ended March 31, 2016 and 2015, respectively. The remaining unrecognized compensation cost of approximately $40 thousand and $2.1 million at March 31, 2016 related to stock options and restricted stock, respectively, will be expensed over the remaining weighted average vesting period of approximately 0.6 years and 1.9 years, respectively.

Under the 2009 Plan, a total of 500,000 shares of the Company’s common stock were reserved for issuance, of which 135,257 shares remain for possible issuance at March 31, 2016. There are no remaining shares reserved for issuance under the 1999 Stock Option Plan.

7. INCOME TAXES
The deferred tax assets and liabilities are netted and presented in a single amount which is included in deferred taxes in the accompanying consolidated statements of condition. The realization of deferred tax assets (“DTAs”) (net of a recorded valuation allowance) is largely dependent upon future taxable income, future reversals of existing taxable temporary differences and the ability to carry back losses to available tax years. In assessing the need for a valuation allowance, the Company considers positive and negative evidence, including taxable income in carryback years, scheduled reversals of deferred tax liabilities, expected future taxable income and tax planning strategies. At March 31, 2016, the Company had net operating loss carryforwards of approximately $10.6 million for New York State (“NYS”) income tax purposes, which may be applied against future taxable income. The Company has a full valuation allowance of $471 thousand, tax effected, on the NYS net operating loss carryforward due to the Company’s significant tax-exempt investment income. The valuation allowance may be reversed to income in future periods to the extent that the related DTAs are realized or when the Company returns to consistent, taxable earnings in NYS. The NYS unused net operating loss carryforwards are expected to expire in varying amounts through the year 2032.

The Company had no unrecognized tax benefits at March 31, 2016 as compared to $34 thousand at March 31, 2015. The Company files income tax returns in the U.S. federal jurisdiction and in New York State. Federal returns are subject to audits by tax authorities. The Company’s Federal tax returns were audited for the tax years 2010 through 2013; there was no significant change in income taxes as a result of these audits.

8. REGULATORY MATTERS
The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s business, results of operations and financial condition. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital requirements that involve quantitative measures of the Company’s and the Bank’s assets, liabilities and certain off-balance sheet items calculated under regulatory accounting practices. The Company’s and the Bank’s capital amounts and the Bank’s classification are also subject to qualitative judgments by the regulators about components, risk weighting and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total, tier 1 and common equity tier 1 capital, as defined in the federal banking regulations, to risk-weighted assets and of tier 1 capital to adjusted average assets (leverage).

The Office of the Comptroller of the Currency (“OCC”), the Company’s primary bank regulator, may also establish higher capital requirements than those set forth in its capital regulations. The Company expects the OCC to establish individual minimum capital ratios for the Bank that will require it to maintain a tier 1 leverage ratio of at least 9%, a tier 1 risk-based capital ratio of at least 11% and a total risk-based capital ratio of at least 12%. At March 31, 2016, the Bank satisfied the OCC’s regulatory capital requirements as well as these individual minimum capital ratios, although there is no guarantee that the Bank will be able to maintain compliance with these heightened capital ratios.

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

The final capital rules also place limits on capital distributions and certain discretionary bonus payments if a banking organization does not maintain a buffer of common equity tier 1 capital above minimum capital requirements. The capital buffer requirement is being phased in beginning January 1, 2016 at 0.625% per year until it becomes 2.50% in 2019 and thereafter. At March 31, 2016, the Company’s and the Bank’s capital buffers were in excess of both the current and fully phased-in requirements.

The Bank’s capital amounts (in thousands) and ratios are presented in the table that follows. The minimum amounts presented therein reference the minimums required by capital regulations and not the individual minimum capital ratios the Company expects the OCC to establish for the Bank.

	Actual capital ratios		Minimum for capital adequacy		Minimum to be Well Capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2016
Total capital to risk-weighted assets	$224,004	12.38%	$144,714	8.00%	$180,893	10.00%
Tier 1 capital to risk-weighted assets	202,783	11.21%	108,536	6.00%	144,714	8.00%
Common equity tier 1 capital to risk-weighted assets	202,783	11.21%	81,402	4.50%	117,580	6.50%
Tier 1 capital to adjusted average assets (leverage)	202,783	9.30%	87,228	4.00%	109,036	5.00%

December 31, 2015
Total capital to risk-weighted assets	$219,562	12.66%	$138,716	8.00%	$173,395	10.00%
Tier 1 capital to risk-weighted assets	198,587	11.45%	104,037	6.00%	138,716	8.00%
Common equity tier 1 capital to risk-weighted assets	198,587	11.45%	78,028	4.50%	112,706	6.50%
Tier 1 capital to adjusted average assets (leverage)	198,587	9.58%	82,905	4.00%	103,632	5.00%

The Company’s tier 1 leverage, common equity tier 1 risk-based, tier 1 risk-based and total risk-based capital ratios were 9.52%, 11.48%, 11.48% and 12.65%, respectively, at March 31, 2016. The Company’s tier 1 leverage, common equity tier 1 risk-based, tier 1 risk-based and total risk-based capital ratios were 9.77%, 11.68%, 11.68% and 12.89%, respectively, at December 31, 2015.

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

The following table presents the carrying amounts and fair values of the Company’s financial instruments (in thousands).

	Level in	March 31, 2016		December 31, 2015
	Fair Value Hierarchy	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Financial Assets:
Cash and due from banks	Level 1	$117,186	$117,186	$98,086	$98,086
Federal Reserve and Federal Home Loan Bank stock and other investments	Level 2	10,531	10,531	10,756	10,756
Investment securities held to maturity	Level 2	47,141	49,620	61,309	63,272
Investment securities available for sale	Level 2	249,263	249,263	247,099	247,099
Loans held for sale	Level 2	573	573	1,666	1,666
Loans, net of allowance	Level 2, 3 (1)	1,727,142	1,724,439	1,645,762	1,628,169
Accrued interest and loan fees receivable	Level 2	6,570	6,570	5,859	5,859

Financial Liabilities:
Non-maturity deposits	Level 2	1,640,528	1,640,528	1,555,980	1,555,980
Time deposits	Level 2	229,841	229,829	224,643	224,408
Borrowings	Level 2	160,000	160,146	165,000	164,827
Accrued interest payable	Level 2	196	196	198	198
Derivatives	Level 3	752	752	752	752

(1)	Impaired loans are generally classified within Level 3 of the fair value hierarchy.

Fair value estimates are made at a specific point in time and may be based on judgments regarding losses expected in the future, risk, and other factors that are subjective in nature. The methods and assumptions used to produce the fair value estimates follow.

For securities held to maturity and securities available for sale, the fair value equals quoted market price if available. If a quoted market price is not available, fair value is estimated using a quoted market price for similar securities. For cash and due from banks, federal funds sold, accrued interest and loan fees receivable, non-maturity deposits and accrued interest payable, the carrying amount is a reasonable estimate of fair value due to the short term nature of these instruments. Determining the fair value of Federal Reserve and Federal Home Loan Bank stock and other investments is not practicable due to restrictions placed on its transferability; thus, carrying amount is a reasonable estimate of fair value. Time deposits and borrowings are valued using a replacement cost of funds approach.

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

OREO properties are initially recorded at fair value, less estimated costs to sell when acquired, establishing a new cost basis. Adjustments to OREO are measured at fair value, less estimated costs to sell. Fair values are generally based on third party appraisals or realtor evaluations of the property. These appraisals and evaluations may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification. In cases where the carrying amount exceeds the fair value, less estimated costs to sell, an impairment loss is recognized through a valuation allowance, and the property is reported as non-recurring Level 3. No valuation allowance was recorded for OREO at March 31, 2016.

In conjunction with the sale of Visa Class B shares in 2013, the Company entered into derivative swap contracts with the purchaser of its Visa Class B shares. The fair value of these derivatives is measured using an internal model that includes the use of probability weighted scenarios for estimates of Visa’s aggregate exposure to the litigation matters, with consideration of amounts funded by Visa into its escrow account for this litigation. At March 31, 2016, the Company estimates a fair value for these derivatives at approximately 10% of the net proceeds from the Company’s sale of the related Visa Class B shares. Since this estimation process requires application of judgment in developing significant unobservable inputs used to determine the possible outcomes and the probability weighting assigned to each scenario, these derivatives have been classified as Level 3 within the valuation hierarchy. (See also Note 3. Investment Securities contained herein.)

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

Assets measured at fair value on a non-recurring basis are as follows (in thousands):

Assets:	March 31, 2016	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Impaired loans	$3,066	$3,066
OREO	650	650
Total	$3,716	$3,716

Assets:	December 31, 2015	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Impaired loans	$2,715	$2,715
Total	$2,715	$2,715

The Company had no liabilities measured at fair value on a non-recurring basis at March 31, 2016 and December 31, 2015.

The following presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis (dollars in thousands):

	Fair Value at
Assets:	March 31, 2016	December 31, 2015	Valuation Technique	Unobservable Inputs	Discount
Impaired loans:

Commercial and industrial	$944	$-	Advance rate against inventory and receivables	Discount to financial statement values	25% to 50%	(1)

Residential mortgages	1,795	2,311	Third party appraisal	Discount to appraised value	25%	(2)

Home equity	202	280	Third party appraisal	Discount to appraised value	25%	(2)

Consumer	125	124	Third party appraisal	Discount to appraised value	25%	(3)
Total	$3,066	$2,715
OREO	$650	$-	Third party appraisal	Estimated selling costs	N/A

(1) The Company makes adjustments based upon evaluation of corporate assets, such as inventory and accounts receivable, and various other information, such as market conditions and other factors. Higher discounts may be applied to certain assets, such as inventory and accounts receivable.
(2) Of which estimated selling costs are approximately 9% - 15% of the total discount.
(3) Of which estimated selling costs are approximately 10% - 12% of the total discount.

The following presents fair value measurements on a recurring basis at March 31, 2016 and December 31, 2015 (in thousands):

		Fair Value Measurements Using
Assets:	March 31, 2016	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Government agency securities	$25,972	$25,972	$-
Obligations of states and political subdivisions	98,112	98,112	-
Collateralized mortgage obligations	19,434	19,434	-
Mortgage-backed securities	96,955	96,955	-
Corporate bonds	8,790	8,790	-
Total	$249,263	$249,263	$-

Liabilities:
Derivatives	$752	$-	$752
Total	$752	$-	$752

		Fair Value Measurements Using
Assets:	December 31, 2015	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Government agency securities	$28,516	$28,516	$-
Obligations of states and political subdivisions	104,682	104,682	-
Collateralized mortgage obligations	15,549	15,549	-
Mortgage-backed securities	92,442	92,442	-
Corporate bonds	5,910	5,910	-
Total	$247,099	$247,099	$-

Liabilities:
Derivatives	$752	$-	$752
Total	$752	$-	$752

Reconciliations for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) follow (in thousands).

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

	Three Months Ended March 31,
	2016	2015
	Liabilities Derivatives	Liabilities Derivatives
Beginning balance	$752	$752
Net change	-	-
Ending balance	$752	$752

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

11. BORROWINGS
The following summarizes borrowed funds at March 31, 2016 and December 31, 2015 (dollars in thousands):

As of or for the Three Months Ended March 31, 2016	Federal Home Loan Bank Borrowings Short-Term	Federal Home Loan Bank Borrowings Long-Term	Federal Funds Purchased
Daily average outstanding	$119,407	$15,000	$-
Total interest cost	176	66	-
Average interest rate paid	0.58%	1.76%	-%
Maximum amount outstanding at any month-end	$160,000	$15,000	$-
Ending balance	145,000	15,000	-
Weighted-average interest rate on balances outstanding	0.49%	1.76%	-%

As of or for the Year Ended December 31, 2015	Federal Home Loan Bank Borrowings Short-Term	Federal Home Loan Bank Borrowings Long-Term	Federal Funds Purchased
Daily average outstanding	$63,935	$10,808	$3
Total interest cost	252	190	-
Average interest rate paid	0.39%	1.76%	0.45%
Maximum amount outstanding at any month-end	$155,000	$15,000	$-
Ending balance	150,000	15,000	-
Weighted-average interest rateon balances outstanding	0.52%	1.76%	-%

Assets pledged as collateral to the Federal Home Loan Bank (“FHLB”), consisting of eligible loans and investment securities, at March 31, 2016 and December 31, 2015 resulted in a maximum borrowing potential of $713 million and $746 million, respectively. The Company had $160 million and $165 million in FHLB borrowings at March 31, 2016 and December 31, 2015, respectively.

ITEM 2. - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Safe Harbor Statement Pursuant to the Private Securities Litigation Reform Act of 1995 - Certain statements contained in this document are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These can include remarks about the Company, the banking industry, the economy in general, expectations of the business environment in which the Company operates, projections of future performance, and potential future credit experience. These remarks are based upon current management expectations, and may, therefore, involve risks and uncertainties that cannot be predicted or quantified, that are beyond the Company’s control and that could cause future results to vary materially from the Company’s historical performance or from current expectations. These remarks may be identified by such forward-looking statements as “should,” “expect,” “believe,” “view,” “opportunity,” “allow,” “continues,” “reflects,” “typically,” “usually,” “anticipate,” or similar statements or variations of such terms. Factors that could affect the Company include particularly, but are not limited to: increased capital requirements mandated by the Company’s regulators, including the individual minimum capital ratios that we expect the OCC to establish for the Bank; the Bank’s temporary limitation on the growth of its CRE portfolio and the potentially adverse impact thereof on the Company’s overall business, financial condition and results of operation due to the importance of the Bank’s CRE business to the Company’s overall business, financial condition and results of operation; any failure by the Bank to comply with the individual minimum capital ratios (including as a result of increases to the Bank’s allowance for loan losses), which may result in  regulatory enforcement actions; the duration of the Bank’s limitation on the growth of its CRE portfolio, and the potentially adverse impact thereof on the Company’s overall business, financial condition and results of operation; the cost of compliance and significant amount of time required of management to comply with regulatory  requirements; results of changes in law, regulations or regulatory practices; the Company’s ability to raise capital; competitive factors, including price competition; changes in interest rates; increases or decreases in retail and commercial economic activity in the Company’s market area; variations in the ability and propensity of consumers and businesses to borrow, repay, or deposit money, or to use other banking and financial services; the Company’s ability to attract and retain key management and staff; any failure by the Company to maintain effective internal control over financial reporting; larger-than-expected losses from the sale of assets; and the potential that net charge-offs are higher than expected or for increases in our provision for loan losses. Further, it could take the Company longer than anticipated to implement its strategic plans to increase revenue and manage non-interest expense, or it may not be possible to implement those plans at all. Finally, new and unanticipated legislation, regulation, or accounting standards may require the Company to change its practices in ways that materially change the results of operations. We have no obligation to update any forward-looking statements to reflect events or circumstances after the date of this document. For more information, see the risk factors described in the Company’s Annual Report on Form 10-K and other filings with the Securities and Exchange Commission.

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

One of the largest community banks headquartered on Long Island, the Company serves clients in its traditional markets on the east end of Long Island, western Suffolk County and in its newer markets of Nassau County and New York City. The Company considers its business to be highly competitive in its market area with numerous competitors for its core niche of small business and middle market clients, as well as retail clients ancillary to these commercial relationships. The Company competes with local, regional and national depository financial institutions, including commercial banks, savings banks, insurance companies, credit unions and money market funds, and other businesses with respect to its lending services and in attracting deposits. Although the New York metropolitan area has a high density of financial institutions, a number of which are significantly larger than the Company, the core deposit franchise the Company has built over its more than 125 years of doing business by focusing its deposit gathering efforts on low cost deposits is unique in the local marketplace and gives it a significant competitive advantage on cost of funds.

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

Over the past few months, the Company has become increasingly concerned with conditions in many of its local commercial real estate (“CRE”) markets, particularly those in the boroughs of New York City. The Company sees worrisome signs of markets that are becoming overheated and has also observed deterioration in underwriting standards elsewhere in the industry, which has often translated into borrower expectations for loan terms that the Company is not comfortable with. As it has consistently articulated, the Company will compete fiercely for good deals on price because of the significant cost of funds advantage it has over most of the industry. However, the Company will not compromise on credit quality. As a result of these concerns, the Company stopped accepting new applications for multifamily loans in the boroughs of New York City several weeks ago. In addition, the Company has taken recent steps to target future growth in non-CRE loans. For example, the Company has recently brought on several relationship managers with experience in commercial and industrial (“C&I”) lending, and has also enhanced its compliance and technology infrastructure in order to support a higher level of residential mortgage origination for its owned portfolio.

The CRE lending market is also an area which has attracted significant regulatory scrutiny. The OCC, the Company’s primary bank regulator, has publicly expressed broadly applicable concerns over the last year about overheated conditions in many CRE markets. In response, the Company has decided to temporarily pull back from the CRE lending markets and, as described above, target future growth in C&I lending and residential mortgage portfolios. The Company expects to be back in the CRE lending markets later this year and in the interim intends to implement enhanced risk management processes to ensure that it is equipped to monitor market developments as well as remain compliant with regulatory guidance. While this shift in focus could have a negative impact on the Company’s revenue and earnings growth, the Company believes it is prudent in the current environment. The Company also expects the OCC to establish individual minimum capital ratios for the Bank that will require it to maintain a tier 1 leverage ratio of at least 9%, a tier 1 risk-based capital ratio of at least 11% and a total risk-based capital ratio of at least 12%. At March 31, 2016, the Bank satisfied these capital ratios, although there is no guarantee that the Bank will be able to maintain compliance with these heightened capital ratios. The Company is also exploring other options to ensure that it remains compliant with these capital requirements, including possible sales of selected investment securities and multifamily loans.

Financial Performance Summary
As of or for the quarters ended March 31, 2016 and 2015
(dollars in thousands, except per share data)

	Quarters ended March 31,		Over/ (under)
	2016	2015	2015
Revenue (1)	$20,216	$18,608	8.6%
Operating expenses	$13,152	$13,108	0.3%
Provision for loan losses	$250	$250	0.0%
Net income	$4,838	$4,009	20.7%
Net income per common share - diluted	$0.41	$0.34	20.6%
Return on average assets	0.89%	0.85%	4	bp
Return on average stockholders' equity	9.64%	8.79%	85	bp
Tier 1 leverage ratio	9.52%	10.13%	(61)	bp
Common equity tier 1 risk-based capital ratio	11.48%	12.52%	(104)	bp
Tier 1 risk-based capital ratio	11.48%	12.52%	(104)	bp
Total risk-based capital ratio	12.65%	13.77%	(112)	bp
Tangible common equity ratio (non-GAAP)	8.91%	9.77%	(86)	bp
Total stockholders' equity/total assets (2)	9.03%	9.91%	(88)	bp

bp - denotes basis points; 100 bp equals 1%.
(1)	Represents net interest income plus total non-interest income.
(2)	The ratio of total stockholders' equity to total assets is the most comparable U.S. GAAP measure to the non-GAAP tangible common equity ratio presented herein.

At March 31, 2016, the Company, on a consolidated basis, had total assets of $2.3 billion, total deposits of $1.9 billion and total stockholders’ equity of $204 million. The Company recorded net income of $4.8 million, or $0.41 per diluted common share, for the first quarter of 2016, compared to $4.0 million, or $0.34 per diluted common share, for the same period in 2015. The 20.7% increase in first quarter 2016 earnings versus the comparable 2015 period resulted principally from a $1.8 million increase in net interest income.  Partially offsetting this improvement was a $199 thousand reduction in non-interest income, a $44 thousand increase in total operating expenses and a higher effective tax rate (29.0% versus 23.6%) in 2016 when compared to the first quarter of 2015. The provision for loan losses was $250 thousand in each period. Adjusting for the impact of net non-accrual interest received in each period and other real estate owned (“OREO”) expenses in 2016, core net income increased by 21.5% to $4.9 million in the first quarter of 2016 from $4.0 million in the comparable 2015 period. (See also Non-GAAP Disclosure contained herein.)

	Three Months Ended March 31,
(in thousands)	2016	2015
CORE NET INCOME:
Net income, as reported	$4,838	$4,009

Adjustments:
Net non-accrual interest adjustment	(51)	(7)
OREO-related expenses	90	-
Total adjustments, before income taxes	39	(7)
Adjustment for reported effective income tax rate	11	(2)
Total adjustments, after income taxes	28	(5)

Core net income	$4,866	$4,004

The Company’s return on average assets and return on average common stockholders’ equity were 0.89% and 9.64%, respectively, in the first quarter of 2016 versus 0.85% and 8.79%, respectively, in the first quarter of 2015.

The Company continued its core growth strategy of protecting and enhancing its eastern Suffolk lending franchise while simultaneously expanding west. This strategy allowed the Company to continue to expand into markets in Nassau County and New York City that are very attractive from a demographic standpoint and have an abundance of small and middle market businesses, the kinds of businesses that have comprised the Company’s core customer base throughout its history. Thus far in 2016, the Company has experienced an $82 million or 4.9% increase in the total loan portfolio, from $1.666 billion at December 31, 2015 to $1.748 billion at March 31, 2016. Total loans at March 31, 2016 represented a 26.5% increase from the comparable 2015 date.

Credit quality continues to be strong in all categories. Total non-accrual loans at March 31, 2016 were $7.0 million, or 0.40% of total loans, compared to $5.5 million, or 0.33% of total loans at December 31, 2015 and $12.3 million, or 0.89% of total loans, in the comparable quarter a year ago. The first quarter 2016 increase in total non-accrual loans was attributable to management’s decision to place a single relationship on non-accrual status, notwithstanding the fact that the Company believes it is adequately collateralized and is working with a cooperative borrower who remains current on all payment obligations. All other key credit metrics remain solid and reflect the Company’s commitment to a strong and disciplined credit culture. Early delinquencies (30-89 days past due), which are managed aggressively as a harbinger of future credit issues, remained extremely low at $1.2 million, or 0.07% of total loans at March 31, 2016. Given the continuous improvement the Company has experienced in its credit profile, management believes the Company is well reserved. The allowance for loan losses at March 31, 2016 was $20.9 million, or 1.20% of total loans and 299% of total non-accrual loans.

Total core deposits, consisting of demand, N.O.W., savings and money market accounts of $1.6 billion at March 31, 2016, grew approximately $85 million during the quarter, enabling the Company to fund its quarterly loan production through core deposit growth. Total core deposits represented 88% of total deposits at March 31, 2016. Total deposits, including time deposits, were $1.9 billion at March 31, 2016, representing a 17.5% increase from the comparable quarter a year ago. In addition, at the end of the first quarter, 42% of the Company’s total deposits were non-interest bearing demand deposits, resulting in a cost of funds of 23 basis points and a core net interest margin of 3.80%. The Company’s cost of funds and resulting margin compared favorably to most of the industry in the first quarter of 2016.

The Company’s management continues to be vigilant in controlling operating expenses and improving efficiency, while also making investments that will generate both revenue increases and operating efficiencies over time. Total operating expenses in the first quarter of 2016 were $13.2 million, compared to $15.0 million in the fourth quarter of 2015. Excluding the $1.4 million one-time restructuring charge in connection with the core systems conversion recorded in the fourth quarter of 2015, linked quarter core operating expenses were $409 thousand  less than the $13.6 million incurred in that period and virtually flat to the $13.1 million incurred in the comparable quarter a year ago. This improvement in operating leverage translated into a reduction in the Company’s core operating efficiency ratio during the first quarter of 2016 to 61.5%, from 65.2% in the fourth quarter of 2015 and 66.4% in the comparable quarter a year ago. (See also Non-GAAP Disclosure contained herein.) As the Company moves forward, management will continue to balance the need for investment to generate revenue with expense reductions in other areas, a strategy which is now a core part of the Company’s culture.

	Three Months Ended March 31,
(in thousands)	2016	2015

Core operating expenses:
Total operating expenses	$13,152	$13,108
Adjust for OREO-related expenses	(90)	-
Core operating expenses	13,062	13,108

Core non-interest income:
Total non-interest income	1,892	2,091
Adjustments	-	-
Core non-interest income	1,892	2,091
Adjust for tax-equivalent basis	226	202
Core FTE non-interest income	2,118	2,293

Core net interest income:
FTE net interest income	19,179	17,496
Net non-accrual interest adjustment	(51)	(7)
Core FTE net interest income	19,128	17,489

Core operating efficiency ratio:
Core operating expenses	13,062	13,108
Core FTE net interest income	19,128	17,489
Core FTE non-interest income	2,118	2,293
Adjust for net gain on sale of securities available for sale	(6)	(26)
Total FTE revenue	21,240	19,756
Core operating expenses/total FTE revenue	61.50%	66.35%

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

Material Changes in Financial Condition - Total assets of the Company were $2.3 billion at March 31, 2016. When compared to December 31, 2015, total assets increased by $88 million. This change was primarily due to loan growth and an increase in total cash and cash equivalents of $82 million and $19 million, respectively, partially offset by a decrease in total investment securities of $12 million.

Total loans were $1.7 billion at March 31, 2016, an increase of $82 million from December 31, 2015. The increase in the loan portfolio was primarily due to growth of commercial real estate and multifamily loans of $22 million and $54 million, respectively, in the first three months of 2016.

Total investment securities were $296 million at March 31, 2016 and $308 million at December 31, 2015. The decrease largely reflected maturities and calls of municipal obligations and U.S. Government agency securities totaling $24 million, coupled with principal paydowns of collateralized mortgage obligations and mortgage-backed securities of U.S. Government-sponsored enterprises totaling $4 million during the first quarter of 2016. These decreases were partially offset by purchases of collateralized mortgage obligations and mortgage-backed securities of U.S. Government-sponsored enterprises and corporate bonds totaling $12 million during the same period. The available for sale securities portfolio had an unrealized pre-tax gain of $5.1 million at March 31, 2016 compared to a gain of $2.4 million at year-end 2015.

At March 31, 2016, total deposits were $1.9 billion, an increase of $90 million when compared to December 31, 2015. This increase was primarily due to higher balances of demand, N.O.W., savings and money market deposits of $3 million, $13 million, $11 million and $58 million, respectively. Additionally, time deposit balances increased $5 million over the same period. Core deposit balances, which consist of demand, savings, N.O.W. and money market deposits, represented 88% of total deposits at March 31, 2016 and 87% of total deposits at December 31, 2015. Demand deposit balances represented 42% and 44% of total deposits at March 31, 2016 and December 31, 2015, respectively. At March 31, 2016 and December 31, 2015, the Company had $160 million and $165 million, respectively, in borrowings used to fund the growth in the Company’s loan portfolio, including $15 million in five-year FHLB borrowings with a fixed rate of 1.76%.

Liquidity and Capital Resources - Liquidity management is defined as both the Company’s and the Bank’s ability to meet their financial obligations on a continuous basis without material loss or disruption of normal operations. These obligations include the withdrawal of deposits on demand or at their contractual maturity, the repayment of borrowings as they mature, funding new and existing loan commitments and the ability to take advantage of business opportunities as they arise. Asset liquidity is provided by short-term investments, such as fed funds sold, and the marketability of securities available for sale. The Company may also leave excess reserve balances at the Federal Reserve Bank (“FRB”) if the rate being paid is higher than would be available from other short-term investments. Liquid assets, consisting of securities available for sale and balances at the FRB, increased to $278 million at March 31, 2016 compared to $268 million at December 31, 2015. These liquid assets may include assets that have been pledged primarily against municipal deposits or borrowings. In addition, the Company has pledged U.S. Government agency securities held in its available for sale portfolio, with a market value of approximately $3 million at March 31, 2016, as collateral for the derivative swap contracts. Liquidity is also provided by the maintenance of a base of core deposits, maturing short-term assets including cash and due from banks, the ability to sell or pledge marketable assets and access to lines of credit.

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

The Company’s primary sources of funds are cash provided by deposits and borrowings, proceeds from maturities and sales of securities available for sale and cash provided by operating activities. At March 31, 2016, total deposits were $1.9 billion, an increase of $90 million when compared to December 31, 2015. Of the $230 million in total time deposits at March 31, 2016, $201 million are scheduled to mature within the next 12 months. Based on historical experience, the Company expects to be able to replace a substantial portion of those maturing deposits with comparable deposit products. At March 31, 2016 and December 31, 2015, the Company had $160 million and $165 million, respectively, in borrowings used to fund the growth in the Company’s loan portfolio. For the three months ended March 31, 2016 and 2015, proceeds from sales and maturities of securities available for sale totaled $9 million and $7 million, respectively.

The Company’s primary uses of funds are for the origination of loans and the purchase of investment securities. For the three months ended March 31, 2016, the Company had net loan originations for portfolio of $82 million compared to $27 million for the same period in 2015. For the three months ended March 31, 2016, the Company purchased investment securities totaling $12 million. No such securities were purchased during the same period in 2015.

The Bank’s Asset/Liability and Funds Management Policy establishes specific policies and operating procedures governing liquidity levels to assist management in developing plans to address future and current liquidity needs. Management monitors the rates and cash flows from the loan and investment portfolios while also examining the maturity structure and volatility characteristics of liabilities to develop an optimum asset/liability mix. Available funding sources include retail, commercial and municipal deposits, purchased liabilities and stockholders’ equity. At March 31, 2016, access to approximately $713 million in FHLB lines of credit for overnight or term borrowings with maturities of up to thirty years was available. At March 31, 2016, approximately $60 million and $10 million in unsecured and secured lines of credit, respectively, extended by correspondent banks were also available to be utilized, if needed, for short-term funding purposes. At March 31, 2016, $160 million in borrowings were outstanding with the FHLB. No borrowings were outstanding under lines of credit with correspondent banks.

The Bank also has the ability to access the brokered deposit market. Deposits gathered through the Certificate of Deposit Account Registry Service (“CDARS”) are considered for regulatory purposes to be brokered deposits. At March 31, 2016, the Bank had $2.0 million in CDARS deposits outstanding.

The Company strives to maintain an efficient level of capital, commensurate with its risk profile, on which a competitive rate of return to stockholders will be realized over both the short and long term. Capital is managed to enhance stockholder value while providing flexibility for management to act opportunistically in a changing marketplace. Management continually evaluates the Company’s capital position in light of current and future growth objectives and regulatory guidelines. Total stockholders’ equity was $204 million at March 31, 2016 compared to $197 million at December 31, 2015. The increase in stockholders’ equity versus December 31, 2015 was primarily due to net income, net of dividends paid, recorded during 2016.

The Company and the Bank are subject to regulatory capital requirements. The Company’s tier 1 leverage, common equity tier 1 risk-based, tier 1 risk-based and total risk-based capital ratios were 9.52%, 11.48%, 11.48% and 12.65%, respectively, at March 31, 2016, exceeding all regulatory requirements. The Bank’s tier 1 leverage, common equity tier 1 risk-based, tier 1 risk-based and total risk-based capital ratios were 9.30%, 11.21%, 11.21% and 12.38%, respectively, at March 31, 2016. Each of these ratios exceeds the regulatory guidelines for a well-capitalized institution, the highest regulatory capital category. Moreover, capital rules also place limits on capital distributions and certain discretionary bonus payments if a banking organization does not maintain a buffer of common equity tier 1 capital above minimum capital requirements. The capital buffer requirement is being phased in beginning January 1, 2016 at 0.625% per year until it becomes 2.50% in 2019 and thereafter. At March 31, 2016, the Company’s and the Bank’s capital buffers were in excess of both the current and fully phased-in requirements.

In addition, the Company expects the OCC, its primary bank regulator, to establish individual minimum capital ratios for the Bank, which requires the Bank to establish and maintain levels of capital greater than those generally required for a “well capitalized” institution, that will require it to maintain a tier 1 leverage ratio of at least 9%, a tier 1 risk-based capital ratio of at least 11% and a total risk-based capital ratio of at least 12%. At March 31, 2016, the Bank satisfied these capital ratios.

The Company did not repurchase any shares of its common stock during the first three months of 2016. Repurchase of shares will occur only if management believes that the purchase will be at prices that are accretive to earnings per share and is the most efficient use of the Company’s capital.

The Company’s tangible common equity ratio was 8.91% at March 31, 2016 compared to 8.98% at December 31, 2015 and 9.77% at March 31, 2015. The ratio of tangible common equity to tangible assets, or TCE ratio, is calculated by dividing total common stockholders’ equity by total assets, after reducing both amounts by intangible assets. The TCE ratio is not required by U.S. GAAP or by applicable bank regulatory requirements, but is a metric used by management to evaluate the adequacy of our capital levels. Since there is no authoritative requirement to calculate the TCE ratio, our TCE ratio is not necessarily comparable to similar capital measures disclosed or used by other companies in the financial services industry. Tangible common equity and tangible assets are non-GAAP financial measures and should be considered in addition to, not as a substitute for or superior to, financial measures determined in accordance with U.S. GAAP. Set forth below are the reconciliations of tangible common equity to U.S. GAAP total common stockholders’ equity and tangible assets to U.S. GAAP total assets at March 31, 2016 (in thousands). (See also Non-GAAP Disclosure contained herein.)

				Ratios
Total stockholders' equity	$203,717	Total assets	$2,256,386	9.03%	(1)
Less: intangible assets	(2,834)	Less: intangible assets	(2,834)
Tangible common equity	$200,883	Tangible assets	$2,253,552	8.91%	(2)

(1)	The ratio of total stockholders' equity to total assets is the most comparable U.S. GAAP measure to the non-GAAP tangible common equity ratio presented herein.
(2)	TCE ratio.

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

The Company’s Board of Directors declared a quarterly cash dividend of $0.10 per common share during the first three months of 2016. A quarterly dividend of $0.06 per common share was declared during the comparable 2015 period.

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management’s credit evaluation of the customer. Collateral required varies, but may include accounts receivable, inventory, equipment, real estate and income-producing commercial properties. At March 31, 2016 and December 31, 2015, commitments to originate loans and commitments under unused lines of credit for which the Bank is obligated amounted to approximately $159 million and $126 million, respectively.

Letters of credit are conditional commitments guaranteeing payments of drafts in accordance with the terms of the letter of credit agreements. Commercial letters of credit are used primarily to facilitate trade or commerce and are also issued to support public and private borrowing arrangements, bond financing and similar transactions. Collateral may be required to support letters of credit based upon management’s evaluation of the creditworthiness of each customer. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Most letters of credit expire within one year. At March 31, 2016 and December 31, 2015, letters of credit outstanding were approximately $14 million and $15 million, respectively.

Material Changes in Results of Operations – Comparison of the Quarters Ended March 31, 2016 and 2015 - The Company recorded net income of $4.8 million during the first quarter of 2016 versus $4.0 million in the comparable quarter a year ago. The 20.7% improvement in first quarter 2016 net income resulted from a $1.8 million increase in net interest income.  Partially offsetting this positive factor was a $199 thousand decrease in non-interest income, largely the result of a $198 thousand net gain on the sale of portfolio loans recorded in 2015, a $44 thousand increase in total operating expenses and an increase in the effective tax rate to 29.0% in 2016 from 23.6% a year ago.  A $250 thousand provision for loan losses was recorded in the first quarters of 2016 and 2015.

The $1.8 million or 10.9% improvement in first quarter 2016 net interest income resulted from a $247 million (13.9%) increase in average total interest-earning assets. Partially offsetting the earning asset growth was an 18 basis point decline in the Company’s net interest margin to 3.81% in 2016 from 3.99% in 2015. Adjusting for the impact of net non-accrual interest received in each period, the Company’s core net interest margin was 3.80% in the first quarter of 2016 versus 3.99% in the first quarter of 2015. (See also Non-GAAP Disclosure contained herein.)

	Three Months Ended March 31,
	2016	2015
Core net interest margin:
FTE net interest margin	3.81%	3.99%
Net non-accrual interest adjustment	(0.01)	-
Core FTE net interest margin	3.80%	3.99%

The Company’s first quarter 2016 average total interest-earning asset yield was 4.03% versus 4.15% in the comparable 2015 quarterly period. The decrease in the interest-earning asset yield in 2016 resulted from a 13 basis point decline in the average loan yield to 4.18% in 2016, partially offset by an improvement in the interest-earning asset mix to 83% loans in 2016 from 78% in the comparable 2015 period. Adjusting for the impact of net non-accrual interest received in each period, the Company’s core net interest margin was 3.80% in the first quarter of 2016 versus 3.99% in the comparable 2015 period.  The Company’s average balance sheet mix continued to improve as average loans increased by $297 million (21.5%) versus first quarter 2015. The average securities portfolio decreased by $55 million to $304 million in the first quarter of 2016 versus the comparable 2015 period.  The average yield on the investment portfolio was 3.59% in the first quarter of 2016 versus 3.81% a year ago.

The Company’s average cost of total interest-bearing liabilities increased by ten basis points to 0.37% in the first quarter of 2016 versus 0.27% in the comparable 2015 quarter. The Company’s total cost of funds, among the lowest in the industry, increased to 0.23% in the first quarter of 2016 versus 0.16% a year ago. Average core deposits increased $244 million (18.0%) to $1.6 billion during the first quarter of 2016 versus the first quarter of 2015, with average demand deposits representing 42% of first quarter 2016 average total deposits. Total deposits increased by $279 million or 17.5% to $1.9 billion at March 31, 2016 versus March 31, 2015. Core deposit balances, which represented 88% of total deposits at March 31, 2016, grew by $272 million or 19.9% during the same period. Average borrowings increased $10 million (8.3%) during the first quarter of 2016 compared to 2015 and were used, in part, to fund the growth in the Company’s loan portfolio. Total borrowings at March 31, 2016 were $160 million versus $90 million at the comparable 2015 date.

NET INTEREST INCOME ANALYSIS
For the Three Months Ended March 31, 2016 and 2015
(unaudited, dollars in thousands)

	2016			2015
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Assets:
Interest-earning assets:
Investment securities (1)	$304,337	$2,715	3.59%	$359,413	$3,378	3.81%
Federal Reserve and Federal Home Loan Bank stock and other investments	9,379	75	3.22	8,335	60	2.92
Federal funds sold, securities purchased under agreements to resell and interest-bearing deposits due from banks	29,533	29	0.39	26,163	23	0.36
Loans and performing loans held for sale (2)	1,680,892	17,463	4.18	1,383,409	14,711	4.31
Total interest-earning assets	2,024,141	$20,282	4.03%	1,777,320	$18,172	4.15%
Non-interest-earning assets	163,900			128,083
Total assets	$2,188,041			$1,905,403

Liabilities and stockholders' equity:
Interest-bearing liabilities:
Savings, N.O.W. and money market deposits	$834,453	$513	0.25%	$688,628	$274	0.16%
Time deposits	225,890	348	0.62	215,160	294	0.55
Total savings and time deposits	1,060,343	861	0.33	903,788	568	0.25
Borrowings	134,407	242	0.72	124,111	108	0.35
Total interest-bearing liabilities	1,194,750	1,103	0.37	1,027,899	676	0.27
Demand deposits	766,488			668,613
Other liabilities	25,048			23,949
Total liabilities	1,986,286			1,720,461
Stockholders' equity	201,755			184,942
Total liabilities and stockholders' equity	$2,188,041			$1,905,403
Total cost of funds			0.23%			0.16%
Net interest rate spread			3.66%			3.88%
Net interest income/margin		19,179	3.81%		17,496	3.99%
Less tax-equivalent basis adjustment		(855)			(979)
Net interest income		$18,324			$16,517

(1)	Interest on securities includes the effects of tax-equivalent basis adjustments of $614 and $837 in 2016 and 2015, respectively.
(2)	Interest on loans includes the effects of tax-equivalent basis adjustments of $241 and $142 in 2016 and 2015, respectively.

The Company recorded a provision for loan losses of $250 thousand in the first quarter of 2016 and 2015. The adequacy of the provision and the resulting allowance for loan losses, which was $20.9 million at March 31, 2016, is determined by management’s ongoing review of the loan portfolio, including identification and review of individual problem situations that may affect a borrower’s ability to repay, delinquency and non-performing loan data including the current status of criticized and classified loans, collateral values and changes in the size and mix of the loan portfolio. (See also Critical Accounting Policies, Judgments and Estimates and Asset Quality contained herein.)

Non-interest income declined by $199 thousand in the first quarter of 2016 versus the comparable 2015 period. This reduction was principally due to reductions in net gain on the sale of portfolio loans (down $198 thousand) and net gain on sale of mortgage loans originated for sale (down $70 thousand). The net gain on the sale of portfolio loans in the first quarter of 2015 resulted from the sale of performing multifamily loans in that period. No portfolio loans were sold in 2016. Partially offsetting these declines were nominal increases in service charges on deposit accounts, other service charges, commissions and fees and income from bank-owned life insurance during the first quarter of 2016.

Non-Interest Income
For the quarters ended March 31, 2016 and 2015
(dollars in thousands)

	Quarters ended March 31,		Over/ (under)
	2016	2015	2015
Service charges on deposit accounts	$776	$747	3.9%
Other service charges, commissions and fees	611	593	3.0
Net gain on sale of securities available for sale	6	26	(76.9)
Net gain on sale of portfolio loans	-	198	(100.0)
Net gain on sale of mortgage loans originated for sale	74	144	(48.6)
Income from bank-owned life insurance	346	309	12.0
Other operating income	79	74	6.8
Total non-interest income	$1,892	$2,091	(9.5)%

Total operating expenses increased by $44 thousand or 0.3% in the first quarter of 2016 versus 2015 principally the result of growth in other operating expenses of $246 thousand, consulting and professional services expense of $145 thousand and employee compensation and benefits expense of $60 thousand. Partially offsetting these increases was a reduction in 2016 data processing costs of $391 thousand versus the comparable 2015 period. The increase in consulting and professional services expense was largely due to a $113 increase in legal fees in 2016, while the increase in other operating expenses reflected $90 thousand in expenses associated with the transfer of a non-accrual loan to OREO during the first quarter of 2016. The improvement in data processing costs resulted from lower core systems expenses incurred in 2016 coupled with the impact of a $77 thousand one-time charge recorded in the first quarter of 2015.

The Company’s core operating efficiency ratio improved to 61.5% in the first quarter of 2016 from 66.4% a year ago. The core operating efficiency ratio is calculated by making certain adjustments to the operating efficiency ratio calculation. The core operating efficiency ratio is not required by U.S. GAAP or by applicable bank regulatory requirements, but is a metric used by management to evaluate core operating efficiency. Since there is no authoritative requirement to calculate this ratio, our ratio is not necessarily comparable to similar efficiency measures disclosed or used by other companies in the financial services industry. The core operating efficiency ratio is a non-GAAP financial measure and should be considered in addition to, not as a substitute for or superior to, financial measures determined in accordance with U.S. GAAP. The calculation of the core operating efficiency ratio, the reconciliation of core operating expenses to U.S. GAAP total operating expenses, core non-interest income to U.S. GAAP total non-interest income and core FTE net interest income to FTE net interest income are provided elsewhere herein. (See also Non-GAAP Disclosure contained herein.)

Operating Expenses
For the quarters ended March 31, 2016 and 2015
(dollars in thousands)

	Quarters ended March 31,		Over/ (under)
	2016	2015	2015
Employee compensation and benefits	$8,666	$8,606	0.7%
Occupancy expense	1,442	1,462	(1.4)
Equipment expense	386	385	0.3
Consulting and professional services	483	338	42.9
FDIC assessment	293	290	1.0
Data processing	179	570	(68.6)
Other operating expenses	1,703	1,457	16.9
Total operating expenses	$13,152	$13,108	0.3%

The Company recorded income tax expense of $2.0 million in the first quarter of 2016 resulting in an effective tax rate of 29.0% versus an income tax expense of $1.2 million and an effective tax rate of 23.6% in the comparable period a year ago. The increase in the 2016 effective tax rate resulted from growth in pre-tax income taxed at the 35% federal rate, coupled with a reduction in tax-exempt securities income versus the comparable 2015 period.

Asset Quality - Non-accrual loans totaled $7.0 million or 0.40% of loans outstanding at March 31, 2016 versus $5.5 million or 0.33% of loans outstanding at December 31, 2015 and $12.3 million or 0.89% of total loans outstanding at March 31, 2015. The allowance for loan losses as a percentage of total non-accrual loans amounted to 299%, 374% and 157% at March 31, 2016, December 31, 2015 and March 31, 2015, respectively. Total accruing loans delinquent 30 days or more amounted to $1.2 million or 0.07% of loans outstanding at March 31, 2016 compared to $1.0 million or 0.06% of loans outstanding at December 31, 2015 and $1.1 million or 0.08% of loans outstanding at March 31, 2015.

Total criticized and classified loans were $18 million at March 31, 2016 versus $21 million at December 31, 2015 and $44 million at March 31, 2015. Criticized loans are those loans that are not classified but require some degree of heightened monitoring. Classified loans were $11 million at March 31, 2016 as compared to $12 million at December 31, 2015 and $25 million at March 31, 2015. The allowance for loan losses as a percentage of total classified loans was 187%, 170% and 77%, respectively, at the same dates.

At March 31, 2016, the Company had $11 million in TDRs, primarily consisting of commercial and industrial loans, commercial real estate loans, residential mortgages and home equity loans totaling $1 million, $4 million, $5 million and $1 million, respectively. The Company had TDRs amounting to $12 million and $19 million at December 31, 2015 and March 31, 2015, respectively.

At March 31, 2016, the Company’s allowance for loan losses amounted to $20.9 million or 1.20% of period-end loans outstanding. The allowance as a percentage of loans outstanding was 1.24% at December 31, 2015 and 1.40% at March 31, 2015. The Company recorded net loan charge-offs of $5 thousand in the first quarter of 2016 versus net loan recoveries of $370 thousand in the fourth quarter of 2015 and net loan charge-offs of $125 thousand in the first quarter of 2015. As a percentage of average total loans outstanding, these net amounts represented, on an annualized basis, 0.00% for the first quarter of 2016, (0.09%) for the fourth quarter of 2015 and 0.04% for the first quarter of 2015.

The Company held OREO amounting to $650 thousand at March 31, 2016 resulting from the addition of one residential property during the first quarter. The Company held no OREO during the other reported periods.

The Company recorded a $250 thousand provision for loan losses in the first quarter of 2016 and 2015.

For the three months ended March 31, 2016, the ending balance of the Company’s allowance for loan losses increased by $245 thousand when compared to December 31, 2015. During the first quarter of 2016, the Company increased its allowance for loan losses allocated to commercial real estate (“CRE”) and multifamily loans by $271 thousand and $835 thousand, respectively, and decreased its allowance for loan losses allocated to residential mortgages by $266 thousand. At March 31, 2016 and December 31, 2015, the Company’s allowance for loan losses included an unallocated portion totaling $2.1 million and $2.7 million, respectively, representing 10.0% and 13.2%, respectively, of the Company’s total allowance for loan losses. The Company’s unallocated portion of the allowance for loan losses at March 31, 2016 decreased $641 thousand when compared to December 31, 2015, reflecting in part long-term improvement in overall asset quality trends.

The increases in the allowance for loan losses allocated to CRE and multifamily loans during the first quarter of 2016 largely reflected increases of $24 million and $54 million, respectively, in unimpaired pass rated CRE and multifamily loans. The decrease in the allowance for loan losses allocated to residential mortgages during the first quarter of 2016 was primarily due to a decrease of $4 million in unimpaired pass rated residential mortgages, coupled with a decrease of 0.05% in the average combined historical loss and environmental factors rates on such unimpaired pass rated loans.

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

Management has determined that the current level of the allowance for loan losses, including the unallocated portion, is adequate in relation to the probable inherent losses present in the portfolio. Management considers many factors in this analysis, among them credit risk grades, delinquency trends, concentrations within segments of the loan portfolio, recent charge-off experience, local and national economic conditions, current real estate market conditions in geographic areas where the Company’s loans are located, changes in the trend of non-performing loans, changes in interest rates and loan portfolio growth. Changes in one or a combination of these factors may adversely affect the Company’s loan portfolio resulting in increased delinquencies, loan losses and future levels of loan loss provisions. Due to these uncertainties, management expects to record loan charge-offs in future periods. (See also Critical Accounting Policies, Judgments and Estimates contained herein.)

ANALYSIS OF NON-PERFORMING ASSETS
AND THE ALLOWANCE FOR LOAN LOSSES
March 31, 2016 versus December 31, 2015 and March 31, 2015
(dollars in thousands)

NON-PERFORMING ASSETS BY TYPE:
	At
	3/31/2016	12/31/2015	3/31/2015
Non-accrual loans	$6,998	$5,528	$12,292
Non-accrual loans held for sale	-	-	-
Loans 90 days or more past due and still accruing	-	-	-
OREO	650	-	-
Total non-performing assets	$7,648	$5,528	$12,292
TDRs accruing interest	$9,267	$9,239	$9,418
TDRs non-accruing	$2,076	$2,324	$9,323

Gross loans outstanding	$1,748,072	$1,666,447	$1,382,160
Total loans held for sale	$573	$1,666	$2,836

ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES:
	Quarter Ended
	3/31/2016	12/31/2015	3/31/2015
Beginning balance	$20,685	$20,315	$19,200
Provision	250	-	250
Charge-offs	(66)	(3)	(493)
Recoveries	61	373	368
Ending balance	$20,930	$20,685	$19,325

KEY RATIOS:
	At
	3/31/2016	12/31/2015	3/31/2015
Allowance as a % of total loans (1)	1.20%	1.24%	1.40%

Non-accrual loans as a % of total loans (1)	0.40%	0.33%	0.89%

Non-performing assets as a % of total loans, loans held for sale and OREO	0.44%	0.33%	0.89%

Allowance for loan losses as a % of non-accrual loans (1)	299%	374%	157%

Allowance for loan losses as a % of non-accrual loans and loans 90 days or more past due and still accruing (1)	299%	374%	157%

(1)	Excludes loans held for sale.

ITEM 3. - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company originates and invests in interest-earning assets and solicits interest-bearing deposit accounts. The Company’s operations are subject to market risk resulting from fluctuations in interest rates to the extent that there is a difference between the amounts of interest-earning assets and interest-bearing liabilities that are prepaid, withdrawn, mature, or repriced in any given period of time. The Company’s earnings or the net value of its portfolio will change under different interest rate scenarios. The principal objective of the Company’s asset/liability management program is to maximize net interest income within an acceptable range of overall risk, including both the effect of changes in interest rates and liquidity risk. The Company’s assessment of market risk at March 31, 2016 indicated there were no material changes in the quantitative and qualitative disclosures from those in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

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

Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that, as of March 31, 2016, the Company’s disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. There have been no changes in the Company’s internal controls or in other factors that have materially affected, or are reasonably likely to materially affect, internal controls subsequent to the date the Company carried out its evaluation.

Changes in Internal Control Over Financial Reporting

There were no changes to the Company’s internal control over financial reporting as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act that occurred in the first quarter of 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II

ITEM 1. - LEGAL PROCEEDINGS

See the information set forth in Note 10. Legal Proceedings in the Notes to Unaudited Condensed Consolidated Financial Statements under Part I, Item I, which information is incorporated by reference in response to this item.

ITEM 1A. – RISK FACTORS

There are no material changes from the risks disclosed in the Risk Factors section of our Annual Report on Form 10-K for the year ended December 31, 2015, except as discussed below.

The Company’s results may be adversely affected if it suffers higher than expected losses on its loans or is required to increase its allowance for loan losses.

The Company assumes credit risk from the possibility that it will suffer losses because borrowers, guarantors and related parties fail to perform under the terms of their loans. Management tries to minimize and monitor this risk by adopting and implementing what management believes are effective underwriting and credit policies and procedures, including how the Company establishes and reviews the allowance for loan losses. The allowance for loan losses is determined by continuous analysis of the loan portfolio and the analytical process is regularly reviewed and adjustments may be made based on the assessments of internal and external influences on credit quality. Those policies and procedures may still not prevent unexpected losses that could adversely affect the Company’s results. Weak economic conditions could adversely impact the ability of borrowers to repay outstanding loans or the value of collateral securing those loans. In particular, the Company sees worrisome signs of certain commercial real estate markets becoming overheated, and a decline in property values could materially and adversely affect the value of the collateral securing the Company’s commercial real estate loans. In addition, deterioration in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans, changes in regulation and regulatory interpretation and other factors, both within and outside of the Company’s control, may require an increase in the allowance for loan losses.

The Company operates in a highly regulated environment and its operations and income may be affected adversely by changes in laws and regulations governing its operations. The Company may be unable to satisfy the individual minimum capital requirements imposed by the OCC, and lack of compliance may result in regulatory enforcement actions and adversely impact the Company’s business, financial condition or results of operations.

The Company is subject to extensive regulation and supervision by the Federal Reserve Board, the OCC and the FDIC. Such regulators govern the activities in which the Company may engage. These regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the ability to impose restrictions on a bank’s operations, limit growth rates, reclassify assets, determine the adequacy of a bank’s allowance for loan losses and determine the level of deposit insurance premiums assessed. Any change in such regulation and oversight, whether in the form of regulatory policy, new regulations or legislation or additional deposit insurance premiums could materially and adversely impact on the Company’s business, financial condition or results of operations. Any new laws, rules and regulations could also make compliance more difficult or expensive or otherwise materially and adversely affect the Company’s business, financial condition or results of operations. Such changes could subject the Company to additional costs, limit the types of financial services and products the Company may offer and/or increase the ability of non-banks to offer competing financial services and products, among other things.

As a result of its commercial real estate concentrations, the Company expects the OCC to establish individual minimum capital ratios for the Bank that will require it to maintain a tier 1 leverage ratio of at least 9%, a tier 1 risk-based capital ratio of at least 11% and a total risk-based capital ratio of at least 12%. There is no guarantee that the Bank will be able to maintain compliance with these heightened capital ratios. Any failure by the Bank to comply with these individual minimum capital ratios (including as a result of increases to the Bank’s allowance for loan losses), may result in regulatory enforcement actions and adversely impact the Company’s business, financial condition or results of operations.

The Company’s loan portfolio has a high concentration of commercial real estate loans (inclusive of multifamily and mixed use commercial loans), and its business may be adversely affected by credit risk associated with commercial real estate and a decline in property values. The Company’s recently imposed limitation on the growth of its commercial real estate loan portfolio due to the Company’s concentrated position in such assets could materially and adversely affect the Company’s ability to generate interest income and the Company’s business, financial condition and results of operations.

At March 31, 2016, $1.3 billion, or 73% of the Company’s total gross loan portfolio, was comprised of commercial real estate (inclusive of multifamily and mixed use commercial loans). This type of lending is generally sensitive to regional and local economic conditions. Unlike larger national or regional banks that serve a broader and more diverse geographic region, the Company’s business depends significantly on general economic conditions in the New York metropolitan and Long Island markets, where the majority of the properties securing the multifamily and commercial real estate loans the Company originates, and the businesses of the customers to whom the Company makes its C&I loans, are located. Accordingly, the ability of borrowers to repay their loans, and the value of the collateral securing such loans, may be significantly affected by economic conditions in this region, including changes in the local real estate market, making loan loss levels difficult to predict and increasing the risk that the Company would incur material losses if borrowers default on their loans. A decline in general economic conditions could therefore have an adverse effect on the Company’s business, financial condition and results of operations. In addition, because multifamily and CRE loans represent the large majority of the Company’s loan portfolio, a decline in tenant occupancy or rents could adversely impact the ability of borrowers to repay their loans on a timely basis, which could have a negative impact on the Company’s net income, as well as the Company’s ability to maintain or increase the level of cash dividends it currently pays to its stockholders. While the Company seeks to minimize these risks through its underwriting policies, which generally require that such loans be qualified on the basis of the collateral property’s cash flows, appraised value and debt service coverage ratio, among other factors, there can be no assurance that the Company’s underwriting policies will protect it from credit-related losses or delinquencies.

Furthermore, over the past few months, the Company has become increasingly concerned with conditions in many of its local CRE markets, particularly those in the boroughs of New York City. The Company sees worrisome signs of markets that are becoming overheated. The CRE lending market is also an area which has attracted significant regulatory scrutiny. The OCC, the Company’s primary bank regulator, has publicly expressed broadly applicable concerns over the last year about overheated conditions in many CRE markets. The Company also expects the OCC to establish individual minimum capital ratios for the Bank as a result of its concentration of CRE loans. In response, the Company has decided to temporarily pull back from the CRE lending markets, which could have a material and adverse impact on the Company’s net income and the Company’s business, financial condition and results of operation.

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

SUFFOLK BANCORP

Dated: May 3, 2016	/s/ Howard C. Bluver
Howard C. Bluver
President & Chief Executive Officer
(principal executive officer)

Dated: May 3, 2016	/s/ Brian K. Finneran
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