Form 10-Q
period 2016-06-30
SUFFOLK BANCORP
filed 2016-08-02
CIK 754673

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: JUNE 30, 2016

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

Yes ☐    No ☒

As of July 20, 2016, there were 11,896,302 shares of registrant’s Common Stock outstanding.

SUFFOLK BANCORP
Form 10-Q
For the Quarterly Period Ended June 30, 2016

PART I
ITEM 1. – FINANCIAL STATEMENTS

SUFFOLK BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CONDITION (UNAUDITED)
June 30, 2016 and December 31, 2015
(dollars in thousands, except per share data)

	June 30, 2016	December 31, 2015
ASSETS
Cash and cash equivalents
Cash and non-interest-bearing deposits due from banks	$52,396	$75,272
Interest-bearing deposits due from banks	78,366	22,814
Total cash and cash equivalents	130,762	98,086
Federal Reserve and Federal Home Loan Bank stock and other investments	4,469	10,756
Investment securities:
Available for sale, at fair value	215,111	247,099
Held to maturity (fair value of $31,011 and $63,272, respectively)	29,466	61,309
Total investment securities	244,577	308,408
Loans	1,729,874	1,666,447
Allowance for loan losses	20,965	20,685
Net loans	1,708,909	1,645,762
Loans held for sale	2,790	1,666
Premises and equipment, net	25,659	23,240
Bank-owned life insurance	53,074	52,383
Deferred tax assets, net	12,391	15,845
Accrued interest and loan fees receivable	5,893	5,859
Goodwill and other intangibles	2,756	2,864
Other real estate owned ("OREO")	650	-
Other assets	4,445	3,723
TOTAL ASSETS	$2,196,375	$2,168,592

LIABILITIES & STOCKHOLDERS' EQUITY
Demand deposits	$863,048	$787,944
Savings, N.O.W. and money market deposits	860,053	768,036
Subtotal core deposits	1,723,101	1,555,980
Time deposits	225,918	224,643
Total deposits	1,949,019	1,780,623
Borrowings	15,000	165,000
Unfunded pension liability	6,416	6,428
Capital leases	4,333	4,395
Other liabilities	11,300	14,888
TOTAL LIABILITIES	1,986,068	1,971,334
COMMITMENTS AND CONTINGENT LIABILITIES
STOCKHOLDERS' EQUITY
Common stock (par value $2.50; 15,000,000 shares authorized; issued 14,057,992 and 13,966,292, respectively; outstanding 11,892,254 and 11,800,554, respectively)	35,145	34,916
Surplus	47,727	46,239
Retained earnings	138,348	130,093
Treasury stock at par (2,165,738 shares)	(5,414)	(5,414)
Accumulated other comprehensive loss, net of tax	(5,499)	(8,576)
TOTAL STOCKHOLDERS' EQUITY	210,307	197,258
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,196,375	$2,168,592

See accompanying notes to unaudited condensed consolidated financial statements.

SUFFOLK BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
For the Three and Six Months Ended June 30, 2016 and 2015
(dollars in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
INTEREST INCOME
Loans and loan fees	$18,041	$15,995	$35,263	$30,564
U.S. Government agency obligations	197	531	615	1,072
Obligations of states and political subdivisions	924	1,276	1,918	2,611
Collateralized mortgage obligations	100	176	179	358
Mortgage-backed securities	473	443	937	888
Corporate bonds	162	45	308	83
Federal funds sold, securities purchased under agreements to resell and interest-bearing deposits due from banks	29	20	58	43
Dividends	108	90	183	150
Total interest income	20,034	18,576	39,461	35,769
INTEREST EXPENSE
Savings, N.O.W. and money market deposits	510	294	1,023	568
Time deposits	336	353	684	647
Borrowings	166	108	408	216
Total interest expense	1,012	755	2,115	1,431
Net interest income	19,022	17,821	37,346	34,338
Provision for loan losses	-	-	250	250
Net interest income after provision for loan losses	19,022	17,821	37,096	34,088
NON-INTEREST INCOME
Service charges on deposit accounts	614	823	1,390	1,570
Other service charges, commissions and fees	684	680	1,295	1,273
Net gain on sale of securities available for sale	18	160	24	186
Net gain on sale of portfolio loans	457	-	457	198
Net gain on sale of mortgage loans originated for sale	73	61	147	205
Income from bank-owned life insurance	345	303	691	612
Other operating income	50	23	129	97
Total non-interest income	2,241	2,050	4,133	4,141
OPERATING EXPENSES
Employee compensation and benefits	8,482	8,516	17,148	17,122
Occupancy expense	1,346	1,373	2,788	2,835
Equipment expense	461	404	847	789
Consulting and professional services	619	544	1,102	882
FDIC assessment	291	286	584	576
Data processing	234	514	413	1,084
Other operating expenses	1,886	1,537	3,589	2,994
Total operating expenses	13,319	13,174	26,471	26,282
Income before income tax expense	7,944	6,697	14,758	11,947
Income tax expense	2,159	1,579	4,135	2,820
NET INCOME	$5,785	$5,118	$10,623	$9,127
EARNINGS PER COMMON SHARE - BASIC	$0.49	$0.44	$0.90	$0.78
EARNINGS PER COMMON SHARE - DILUTED	$0.48	$0.43	$0.89	$0.77
WEIGHTED AVERAGE COMMON SHARES - BASIC	11,875,546	11,748,068	11,852,371	11,721,396
WEIGHTED AVERAGE COMMON SHARES - DILUTED	11,945,719	11,822,562	11,923,247	11,793,307

See accompanying notes to unaudited condensed consolidated financial statements.

SUFFOLK BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
For the Three and Six Months Ended June 30, 2016 and 2015
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Net income	$5,785	$5,118	$10,623	$9,127
Other comprehensive income (loss), net of tax and reclassification adjustments:
Change in unrealized gain (loss) on securities available for sale arising during the period, net of tax of $383, ($1,049), $1,511 and ($346), respectively	558	(1,604)	2,166	(529)
Change in unrealized gain on securities transferred from available for sale to held to maturity, net of tax of $416, $26, $599 and $53, respectively	606	40	911	81
Total other comprehensive income (loss), net of tax	1,164	(1,564)	3,077	(448)
Total comprehensive income	$6,949	$3,554	$13,700	$8,679

See accompanying notes to unaudited condensed consolidated financial statements.

SUFFOLK BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)
For the Six Months Ended June 30, 2016 and 2015
(dollars in thousands, except per share data)

	Six Months Ended June 30,
	2016	2015
Common stock
Balance, January 1	$34,916	$34,591
Dividend reinvestment (49,752 and 15,249 shares issued, respectively)	124	38
Stock options exercised (32,667 shares issued in 2015)	-	82
Stock-based compensation	105	152
Ending balance	35,145	34,863
Surplus
Balance, January 1	46,239	44,230
Dividend reinvestment	1,129	307
Stock options exercised	-	380
Stock-based compensation	359	185
Ending balance	47,727	45,102
Retained earnings
Balance, January 1	130,093	116,169
Net income	10,623	9,127
Cash dividends on common stock ($0.20 and $0.12 per share, respectively)	(2,368)	(1,405)
Ending balance	138,348	123,891
Treasury stock
Balance, January 1	(5,414)	(5,414)
Ending balance	(5,414)	(5,414)
Accumulated other comprehensive loss, net of tax
Balance, January 1	(8,576)	(6,843)
Other comprehensive income (loss)	3,077	(448)
Ending balance	(5,499)	(7,291)
Total stockholders' equity	$210,307	$191,151

See accompanying notes to unaudited condensed consolidated financial statements.

SUFFOLK BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
For the Six Months Ended June 30, 2016 and 2015
(in thousands)

	Six Months Ended June 30,
	2016	2015
NET INCOME	$10,623	$9,127
ADJUSTMENTS TO RECONCILE NET INCOME
TO NET CASH PROVIDED BY OPERATING ACTIVITIES
Provision for loan losses	250	250
Depreciation and amortization	1,196	1,146
Stock-based compensation - net	464	337
Net amortization of premiums	577	583
Originations of mortgage loans held for sale	(22,578)	(22,689)
Proceeds from sale of mortgage loans originated for sale	21,602	22,413
Gain on sale of mortgage loans originated for sale	(147)	(205)
Gain on sale of portfolio loans	(457)	(198)
Decrease (increase) in other intangibles	108	(1)
Deferred tax expense	1,345	327
Increase in accrued interest and loan fees receivable	(34)	(98)
(Increase) decrease in other assets	(722)	256
Adjustment to unfunded pension liability	(12)	(222)
Decrease in other liabilities	(3,587)	(2,537)
Income from bank-owned life insurance	(691)	(612)
Net gain on sale and calls of securities available for sale	(24)	(186)
Net cash provided by operating activities	7,913	7,691
CASH FLOWS FROM INVESTING ACTIVITIES
Principal payments on investment securities - available for sale	5,010	2,886
Proceeds from sale of investment securities - available for sale	-	7,003
Maturities and calls of investment securities - available for sale	43,350	20,530
Purchases of investment securities - available for sale	(13,188)	(6,800)
Maturities and calls of investment securities - held to maturity	33,291	1,727
Purchases of investment securities - held to maturity	-	(3,000)
Decrease in interest-bearing time deposits in other banks	-	10,000
Decrease in Federal Reserve and Federal Home Loan Bank stock and other investments	6,287	2,423
Proceeds from sale of portfolio loans	49,184	23,986
Loan originations - net	(112,775)	(120,542)
Purchases of premises and equipment - net	(3,615)	(1,106)
Net cash provided by (used in) investing activities	7,544	(62,893)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposit accounts	168,396	162,334
Net decrease in short-term borrowings	(150,000)	(80,000)
Net increase in long-term borrowings	-	15,000
Proceeds from stock options exercised	-	462
Cash dividends paid on common stock	(2,368)	(1,405)
Proceeds from shares issued under the dividend reinvestment plan	1,253	345
Decrease in capital lease payable	(62)	(56)
Net cash provided by financing activities	17,219	96,680
NET INCREASE IN CASH AND CASH EQUIVALENTS	32,676	41,478
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	98,086	55,516
CASH AND CASH EQUIVALENTS, END OF PERIOD	$130,762	$96,994
SUPPLEMENTAL DATA:
Interest paid	$2,127	$1,381
Income taxes paid	$2,444	$2,561
Loans transferred to held-for-sale	$48,670	$-
Loans transferred to OREO	$650	$-

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

On June 26, 2016, the Company entered into an Agreement and Plan of Merger (the “merger agreement”) with People’s United pursuant to which the Company will merge into People’s United (the “merger”). People’s United will be the surviving corporation in the merger. Subject to the terms and conditions of the merger agreement, the Company’s shareholders will have the right to receive 2.225 shares of People’s United common stock in exchange for each share of Company common stock. The merger agreement is subject to approval by the Company’s shareholders as well as regulatory approvals and other customary conditions. Subject to these conditions, it is expected that the merger will close during the fourth quarter of 2016.

In the opinion of the Company’s management, the preceding unaudited interim condensed consolidated financial statements contain all adjustments, consisting of normal accruals, necessary for a fair presentation of the Company’s condensed consolidated statement of condition as of June 30, 2016, its condensed consolidated statements of income for the three and six months ended June 30, 2016 and 2015, its condensed consolidated statements of comprehensive income for the three and six months ended June 30, 2016 and 2015, its condensed consolidated statements of changes in stockholders’ equity for the six months ended June 30, 2016 and 2015 and its condensed consolidated statements of cash flows for the six months ended June 30, 2016 and 2015.

The preceding unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X, as well as in accordance with predominant practices within the banking industry. They do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates. The results of operations for the three and six months ended June 30, 2016 are not necessarily indicative of the results of operations to be expected for the remainder of the year. For further information, please refer to the audited consolidated financial statements and footnotes thereto included in the Company’s 2015 Annual Report on Form 10-K.

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

The reconciliation of basic and diluted weighted average number of common shares outstanding for the three and six months ended June 30, 2016 and 2015 follows.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Weighted average common shares outstanding	11,752,657	11,630,056	11,733,742	11,616,565
Weighted average unvested restricted shares	122,889	118,012	118,629	104,831
Weighted average shares for basic earnings per share	11,875,546	11,748,068	11,852,371	11,721,396
Additional diluted shares:
Stock options	70,173	74,494	70,876	71,911
Weighted average shares for diluted earnings per share	11,945,719	11,822,562	11,923,247	11,793,307

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

Other Real Estate Owned (“OREO”) - Property acquired through foreclosure, or OREO, is initially stated at the lower of cost or fair value less estimated selling costs. Losses arising at the time of the acquisition of property are charged against the allowance for loan losses. Any additional write-downs to the carrying value of these assets that may be required, as well as the cost of maintaining and operating these foreclosed properties, are charged to expense. The Company held OREO amounting to $650 thousand at June 30, 2016 resulting from the addition of one residential property during the first quarter of 2016.

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

Recent Accounting Guidance – In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments—Credit Losses (Topic 326), “Measurement of Credit Losses on Financial Instruments.” ASU 2016-13 significantly changes the impairment model for most financial assets that are measured at amortized cost and certain other instruments from an incurred loss model to an expected loss model and provides for recording credit losses on available-for-sale debt securities through an allowance account. The ASU also requires certain incremental disclosures. For public business entities that are U.S. Securities and Exchange Commission filers, like the Company, the amendments are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for all entities beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently evaluating the impact of the pending adoption of the ASU on its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Compensation—Stock Compensation (Topic 718), “Improvements to Employee Share-Based Payment Accounting.” ASU 2016-09 introduces targeted amendments intended to simplify the accounting for stock compensation. Specifically, the ASU requires all excess tax benefits and tax deficiencies (including tax benefits of dividends on share-based payment awards) to be recognized as income tax expense or benefit in the income statement. The tax effects of exercised or vested awards should be treated as discrete items in the reporting period in which they occur. An entity also should recognize excess tax benefits, and assess the need for a valuation allowance, regardless of whether the benefit reduces taxes payable in the current period. The ASU also requires excess tax benefits to be classified along with other income tax cash flows as an operating activity in the statement of cash flows. In addition, the ASU elevates the statutory tax withholding threshold to qualify for equity classification up to the maximum statutory tax rates in the applicable jurisdiction(s). The ASU also clarifies that cash paid by an employer when directly withholding shares for tax withholding purposes should be classified as a financing activity. The ASU provides an optional accounting policy election (with limited exceptions), to be applied on an entity-wide basis, to either estimate the number of awards that are expected to vest (consistent with existing U.S. GAAP) or account for forfeitures when they occur. The amendments are effective for public business entities for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted. The Company is currently evaluating the impact of the pending adoption of the ASU on its consolidated financial statements.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), “Revenue from Contracts with Customers,” which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of the ASU is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. The ASU defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. The FASB subsequently issued ASU 2016-08 which updates the new standard by clarifying the principal versus agent implementation guidance, ASU 2016-10 which clarifies identifying performance obligations and the licensing implementation guidance and ASU 2016-12 which clarifies the guidance on assessing collectability, presenting sales taxes, measuring noncash consideration and certain transition matters, but these do not change the core principle of the new standard. The FASB also subsequently issued ASU 2015-14 to defer the effective date of the new standard by one year. As such, it now takes effect for public entities in fiscal years beginning after December 15, 2017, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting the ASU recognized at the date of adoption (which includes additional footnote disclosures). Early adoption is permitted for any entity that chooses to adopt the new standard as of the original effective date. The Company has not yet determined the method by which it will adopt ASU 2014-09 in 2018 and does not believe that the adoption will have a material effect on the Company’s consolidated financial statements.

2. ACCUMULATED OTHER COMPREHENSIVE INCOME/LOSS (“AOCI”)
The changes in the Company’s AOCI by component, net of tax, for the three and six months ended June 30, 2016 and 2015 follow (in thousands).

	Three Months Ended June 30, 2016				Three Months Ended June 30, 2015
	Unrealized Gains and Losses on Available for Sale Securities	Unrealized Losses on Securities Transferred from Available for Sale to Held to Maturity	Pension and Post- Retirement Plan Items	Total	Unrealized Gains and Losses on Available for Sale Securities	Unrealized Losses on Securities Transferred from Available for Sale to Held to Maturity	Pension and Post- Retirement Plan Items	Total
Beginning balance	$3,044	$(1,090)	$(8,617)	$(6,663)	$3,712	$(1,764)	$(7,675)	$(5,727)
Other comprehensive income (loss) before reclassifications	568	-	-	568	(1,507)	-	-	(1,507)
Amounts reclassified from AOCI	(10)	606	-	596	(97)	40	-	(57)
Net other comprehensive income (loss)	558	606	-	1,164	(1,604)	40	-	(1,564)
Ending balance	$3,602	$(484)	$(8,617)	$(5,499)	$2,108	$(1,724)	$(7,675)	$(7,291)

	Six Months Ended June 30, 2016				Six Months Ended June 30, 2015
	Unrealized Gains and Losses on Available for Sale Securities	Unrealized Losses on Securities Transferred from Available for Sale to Held to Maturity	Pension and Post- Retirement Plan Items	Total	Unrealized Gains and Losses on Available for Sale Securities	Unrealized Losses on Securities Transferred from Available for Sale to Held to Maturity	Pension and Post- Retirement Plan Items	Total
Beginning balance	$1,436	$(1,395)	$(8,617)	$(8,576)	$2,637	$(1,805)	$(7,675)	$(6,843)
Other comprehensive income (loss) before reclassifications	2,180	-	-	2,180	(417)	-	-	(417)
Amounts reclassified from AOCI	(14)	911	-	897	(112)	81	-	(31)
Net other comprehensive income (loss)	2,166	911	-	3,077	(529)	81	-	(448)
Ending balance	$3,602	$(484)	$(8,617)	$(5,499)	$2,108	$(1,724)	$(7,675)	$(7,291)

Reclassifications out of AOCI for the three and six months ended June 30, 2016 and 2015 follow (in thousands).

	Amount Reclassified from AOCI
	Three Months Ended June 30,		Six Months Ended June 30,		Affected Line Item in the Statement
Details about AOCI Components	2016	2015	2016	2015	Where Net Income is Presented
Unrealized gains and losses on available for sale securities	$18	$160	$24	$186	Net gain on sale of securities available for sale
Unrealized losses on securities transferred from available for sale to held to maturity	(1,022)	(67)	(1,510)	(134)	Interest income - U.S. Government agency obligations
Subtotal, pre-tax	(1,004)	93	(1,486)	52
Income tax effect	408	(36)	589	(21)	Income tax expense
Total, net of tax	$(596)	$57	$(897)	$31

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

The amortized cost, fair value and gross unrealized gains and losses of the Company’s investment securities available for sale and held to maturity at June 30, 2016 and December 31, 2015 were as follows (in thousands):

	June 30, 2016				December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale:
U.S. Government agency securities	$5,000	$-	$-	$5,000	$28,977	$2	$(463)	$28,516
Obligations of states and political subdivisions	81,396	4,000	-	85,396	100,215	4,467	-	104,682
Collateralized mortgage obligations	18,945	179	(15)	19,109	15,795	2	(248)	15,549
Mortgage-backed securities	94,702	2,189	-	96,891	93,719	39	(1,316)	92,442
Corporate bonds	9,000	-	(285)	8,715	6,000	-	(90)	5,910
Total available for sale securities	209,043	6,368	(300)	215,111	244,706	4,510	(2,117)	247,099
Held to maturity:
U.S. Government agency securities	12,684	820	-	13,504	43,570	1,450	-	45,020
Obligations of states and political subdivisions	10,782	556	-	11,338	11,739	536	-	12,275
Corporate bonds	6,000	169	-	6,169	6,000	7	(30)	5,977
Total held to maturity securities	29,466	1,545	-	31,011	61,309	1,993	(30)	63,272
Total investment securities	$238,509	$7,913	$(300)	$246,122	$306,015	$6,503	$(2,147)	$310,371

At June 30, 2016 and December 31, 2015, investment securities carried at $215 million and $261 million, respectively, were pledged primarily for public funds on deposit and as collateral for the Company’s derivative swap contracts.

The amortized cost, contractual maturities and fair value of the Company’s investment securities at June 30, 2016 (in thousands) are presented in the table below. Collateralized mortgage obligations (“CMOs”) and mortgage-backed securities (“MBS”) assume maturity dates pursuant to average lives.

	June 30, 2016
	Amortized Cost	Fair Value
Securities available for sale:
Due in one year or less	$21,694	$21,979
Due from one to five years	134,731	139,477
Due from five to ten years	52,618	53,655
Total securities available for sale	209,043	215,111
Securities held to maturity:
Due in one year or less	2,586	2,699
Due from one to five years	1,624	1,693
Due from five to ten years	14,126	14,672
Due after ten years	11,130	11,947
Total securities held to maturity	29,466	31,011
Total investment securities	$238,509	$246,122

The proceeds from sales of securities available for sale and the associated realized gains and losses are shown below (in thousands) for the periods indicated. Realized gains are also inclusive of gains on called securities.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Proceeds	$-	$6,472	$-	$7,003

Gross realized gains	$18	$175	$24	$201
Gross realized losses	-	(15)	-	(15)
Net realized gains	$18	$160	$24	$186

Information pertaining to securities with unrealized losses at June 30, 2016 and December 31, 2015, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows (in thousands):

	Less than 12 months		12 months or longer		Total
June 30, 2016	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Collateralized mortgage obligations	$-	$-	$1,999	$(15)	$1,999	$(15)
Corporate bonds	2,955	(45)	5,760	(240)	8,715	(285)
Total	$2,955	$(45)	$7,759	$(255)	$10,714	$(300)

	Less than 12 months		12 months or longer		Total
December 31, 2015	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government agency securities	$16,744	$(233)	$9,770	$(230)	$26,514	$(463)
Collateralized mortgage obligations	1,831	(4)	8,200	(244)	10,031	(248)
Mortgage-backed securities	66,804	(884)	17,936	(432)	84,740	(1,316)
Corporate bonds	8,880	(120)	-	-	8,880	(120)
Total	$94,259	$(1,241)	$35,906	$(906)	$130,165	$(2,147)

The CMOs with unrealized losses for twelve months or longer at June 30, 2016 are issued or guaranteed by U.S. Government agencies or sponsored enterprises. The corporate bonds with unrealized losses for twelve months or longer at June 30, 2016 carry investment grade ratings by all major credit rating agencies including Moody’s and Standard & Poor’s. In all cases, the unrealized losses on these bonds were a result of overall market conditions including the current interest rate environment and general market liquidity. The losses were not related to a deterioration of the quality of the issuer or any company-specific adverse events. The Company does not intend to sell and it is not more likely than not that the Company will be required to sell these securities prior to their recovery to a level equal to or greater than amortized cost. Management has determined that no OTTI was present at June 30, 2016.

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

In conjunction with the sale of Visa Class B shares in 2013, the Company entered into derivative swap contracts with the purchaser of these Visa Class B shares which provide for settlements between the purchaser and the Company based upon a change in the conversion ratio of Visa Class B shares into Visa Class A shares. The Company’s recorded liability representing the fair value of the derivative was $752 thousand at June 30, 2016 and December 31, 2015.

The present value of estimated future fees to be paid to the derivative counterparty, or carrying costs, calculated by reference to the market price of the Visa Class A shares at a fixed rate of interest are expensed as incurred. For the three months ended June 30, 2016 and 2015, $82 thousand and $71 thousand, respectively, in such carrying costs was expensed. For the six months ended June 30, 2016 and 2015, $156 thousand and $141 thousand, respectively, in such carrying costs was expensed. The Company has pledged U.S. Government agency securities held in its available for sale portfolio, with a market value of approximately $3 million at June 30, 2016 and December 31, 2015, as collateral for the derivative swap contracts.

Subjectivity has been used in estimating the fair value of both the derivative liability and the associated fees, but management believes that these fair value estimates are adequate based on available information. However, future developments in the litigation could require potentially significant changes to these estimates.

At June 30, 2016 and December 31, 2015, the Company still owned 38,638 Visa Class B shares subsequent to the sales described here. Upon termination of the existing transfer restriction and settlement of the litigation, and to the extent that the Company continues to own such Visa Class B shares in the future, the Company expects to record its Visa Class B shares at fair value.

4. LOANS
At June 30, 2016 and December 31, 2015, net loans disaggregated by class consisted of the following (in thousands):

	June 30, 2016	December 31, 2015
Commercial and industrial	$215,960	$189,769
Commercial real estate	734,586	696,787
Multifamily	426,367	426,549
Mixed use commercial	84,070	78,787
Real estate construction	40,452	37,233
Residential mortgages	178,504	186,313
Home equity	44,655	44,951
Consumer	5,280	6,058
Gross loans	1,729,874	1,666,447
Allowance for loan losses	(20,965)	(20,685)
Net loans at end of period	$1,708,909	$1,645,762

There were no loans in the process of foreclosure collateralized by residential real estate property at June 30, 2016.

The following summarizes the activity in the allowance for loan losses disaggregated by class for the periods indicated (in thousands).

	Three Months Ended June 30, 2016					Three Months Ended June 30, 2015
	Balance at beginning of period	Charge- offs	Recoveries	(Credit) provision for loan losses	Balance at end of period	Balance at beginning of period	Charge- offs	Recoveries	(Credit) provision for loan losses	Balance at end of period
Commercial and industrial	$1,904	$-	$28	$(118)	$1,814	$1,998	$-	$693	$(618)	$2,073
Commercial real estate	7,290	-	8	448	7,746	7,352	-	11	(1,363)	6,000
Multifamily	5,523	-	-	(625)	4,898	4,467	-	-	(402)	4,065
Mixed use commercial	852	-	-	(10)	842	273	-	-	192	465
Real estate construction	388	-	-	68	456	360	-	-	118	478
Residential mortgages	2,210	-	3	(20)	2,193	2,618	-	16	(63)	2,571
Home equity	577	(1)	4	-	580	728	-	5	(61)	672
Consumer	97	(8)	1	(30)	60	155	(9)	10	(6)	150
Unallocated	2,089	-	-	287	2,376	1,374	-	-	2,203	3,577
Total	$20,930	$(9)	$44	$-	$20,965	$19,325	$(9)	$735	$-	$20,051

	Six Months Ended June 30, 2016					Six Months Ended June 30, 2015
	Balance at beginning of period	Charge- offs	Recoveries	(Credit) provision for loan losses	Balance at end of period	Balance at beginning of period	Charge- offs	Recoveries	(Credit) provision for loan losses	Balance at end of period
Commercial and industrial	$1,875	$-	$73	$(134)	$1,814	$1,560	$(492)	$1,036	$(31)	$2,073
Commercial real estate	7,019	-	18	709	7,746	6,777	-	18	(795)	6,000
Multifamily	4,688	-	-	210	4,898	4,018	-	-	47	4,065
Mixed use commercial	766	-	-	76	842	261	-	-	204	465
Real estate construction	386	-	-	70	456	383	-	-	95	478
Residential mortgages	2,476	-	5	(288)	2,193	3,027	-	27	(483)	2,571
Home equity	639	(8)	5	(56)	580	709	-	7	(44)	672
Consumer	106	(66)	3	17	60	166	(10)	15	(21)	150
Unallocated	2,730	-	-	(354)	2,376	2,299	-	-	1,278	3,577
Total	$20,685	$(74)	$104	$250	$20,965	$19,200	$(502)	$1,103	$250	$20,051

At June 30, 2016 and December 31, 2015, the ending balance in the allowance for loan losses disaggregated by class and impairment methodology is as follows (in thousands). Also in the tables below are total loans at June 30, 2016 and December 31, 2015 disaggregated by class and impairment methodology (in thousands).

	Allowance for Loan Losses			Loan Balances
June 30, 2016	Individually evaluated for impairment	Collectively evaluated for impairment	Ending balance	Individually evaluated for impairment	Collectively evaluated for impairment	Ending balance
Commercial and industrial	$117	$1,697	$1,814	$4,776	$211,184	$215,960
Commercial real estate	-	7,746	7,746	3,395	731,191	734,586
Multifamily	-	4,898	4,898	-	426,367	426,367
Mixed use commercial	-	842	842	-	84,070	84,070
Real estate construction	-	456	456	-	40,452	40,452
Residential mortgages	450	1,743	2,193	4,997	173,507	178,504
Home equity	156	424	580	1,661	42,994	44,655
Consumer	26	34	60	218	5,062	5,280
Unallocated	-	2,376	2,376	-	-	-
Total	$749	$20,216	$20,965	$15,047	$1,714,827	$1,729,874

	Allowance for Loan Losses			Loan Balances
December 31, 2015	Individually evaluated for impairment	Collectively evaluated for impairment	Ending balance	Individually evaluated for impairment	Collectively evaluated for impairment	Ending balance
Commercial and industrial	$-	$1,875	$1,875	$2,872	$186,897	$189,769
Commercial real estate	-	7,019	7,019	4,334	692,453	696,787
Multifamily	-	4,688	4,688	-	426,549	426,549
Mixed use commercial	-	766	766	-	78,787	78,787
Real estate construction	-	386	386	-	37,233	37,233
Residential mortgages	559	1,917	2,476	5,817	180,496	186,313
Home equity	170	469	639	1,683	43,268	44,951
Consumer	48	58	106	379	5,679	6,058
Unallocated	-	2,730	2,730	-	-	-
Total	$777	$19,908	$20,685	$15,085	$1,651,362	$1,666,447

The following table presents the Company’s impaired loans disaggregated by class at June 30, 2016 and December 31, 2015 (in thousands).

	June 30, 2016			December 31, 2015
	Unpaid Principal Balance	Recorded Balance	Allowance Allocated	Unpaid Principal Balance	Recorded Balance	Allowance Allocated
With no allowance recorded:
Commercial and industrial	$3,429	$3,429	$-	$2,869	$2,869	$-
Commercial real estate	3,813	3,395	-	4,753	4,334	-
Residential mortgages	2,892	2,763	-	3,076	2,947	-
Home equity	1,306	1,306	-	1,233	1,233	-
Consumer	124	124	-	207	207	-
Subtotal	11,564	11,017	-	12,138	11,590	-

With an allowance recorded:
Commercial and industrial	1,347	1,347	117	3	3	-
Residential mortgages	2,234	2,234	450	2,870	2,870	559
Home equity	372	355	156	586	450	170
Consumer	94	94	26	172	172	48
Subtotal	4,047	4,030	749	3,631	3,495	777
Total	$15,611	$15,047	$749	$15,769	$15,085	$777

The following table presents the Company’s average recorded investment in impaired loans and the related interest income recognized disaggregated by class for the three and six months ended June 30, 2016 and 2015 (in thousands). No interest income was recognized on a cash basis on impaired loans for any of the periods presented. The interest income recognized on accruing impaired loans is shown in the following table.

	Three Months Ended June 30,				Six Months Ended June 30,
	2016		2015		2016		2015
	Average recorded investment in impaired loans	Interest income recognized on impaired loans	Average recorded investment in impaired loans	Interest income recognized on impaired loans	Average recorded investment in impaired loans	Interest income recognized on impaired loans	Average recorded investment in impaired loans	Interest income recognized on impaired loans
Commercial and industrial	$4,903	$17	$3,170	$226	$3,889	$35	$3,857	$259
Commercial real estate	4,391	41	9,461	549	4,355	76	9,832	599
Residential mortgages	5,120	48	5,644	41	5,406	96	5,528	79
Home equity	1,646	16	1,666	15	1,658	31	1,664	28
Consumer	259	3	395	3	298	7	389	6
Total	$16,319	$125	$20,336	$834	$15,606	$245	$21,270	$971

TDRs are modifications or renewals where the Company has granted a concession to a borrower in financial distress. The Company reviews all modifications and renewals for determination of TDR status. The Company allocated $511 thousand and $534 thousand of specific reserves to customers whose loan terms have been modified as TDRs as of June 30, 2016 and December 31, 2015, respectively. These loans involved the restructuring of terms to allow customers to mitigate the risk of default by meeting a lower payment requirement based upon their current cash flow. These may also include loans that renewed at existing contractual rates, but below market rates for comparable credit.

At June 30, 2016 and December 31, 2015, $45 thousand was committed to be advanced in connection with TDRs, representing the amount the Company is legally required to advance under existing loan agreements. These loans are not in default under the terms of the loan agreements and are accruing interest. It is the Company’s policy to evaluate advances on such loans on a case-by-case basis. Absent a legal obligation to advance pursuant to the terms of the loan agreement, the Company generally will not advance funds for which it has outstanding commitments, but may do so in certain circumstances.

Outstanding TDRs, disaggregated by class, at June 30, 2016 and December 31, 2015 are as follows (dollars in thousands):

	June 30, 2016		December 31, 2015
TDRs Outstanding	Number of Loans	Outstanding Recorded Balance	Number of Loans	Outstanding Recorded Balance
Commercial and industrial	14	$847	17	$1,116
Commercial real estate	4	2,970	5	4,131
Residential mortgages	22	4,755	22	4,653
Home equity	5	1,366	5	1,362
Consumer	7	218	8	301
Total	52	$10,156	57	$11,563

The following presents, disaggregated by class, information regarding TDRs executed during the three and six months ended June 30, 2016 and 2015 (dollars in thousands):

	Three Months Ended June 30,
	2016			2015
New TDRs	Number of Loans	Pre-Modification Outstanding Recorded Balance	Post-Modification Outstanding Recorded Balance	Number of Loans	Pre-Modification Outstanding Recorded Balance	Post-Modification Outstanding Recorded Balance
Commercial and industrial	-	$-	$-	1	$323	$323
Total	-	$-	$-	1	$323	$323

	Six Months Ended June 30,
	2016			2015
New TDRs	Number of Loans	Pre-Modification Outstanding Recorded Balance	Post-Modification Outstanding Recorded Balance	Number of Loans	Pre-Modification Outstanding Recorded Balance	Post-Modification Outstanding Recorded Balance
Commercial and industrial	-	$-	$-	2	$335	$335
Residential mortgages	-	-	-	2	194	199
Total	-	$-	$-	4	$529	$534

Presented below and disaggregated by class is information regarding loans modified as TDRs that had payment defaults of 90 days or more within twelve months of restructuring during the three and six months ended June 30, 2016 and 2015.

	Three Months Ended June 30,				Six Months Ended June 30,
	2016		2015		2016		2015
Defaulted TDRs	Number of Loans	Outstanding Recorded Balance	Number of Loans	Outstanding Recorded Balance	Number of Loans	Outstanding Recorded Balance	Number of Loans	Outstanding Recorded Balance
Consumer	-	$-	1	$46	-	$-	1	$46
Total	-	$-	1	$46	-	$-	1	$46

Not all loan modifications are TDRs. In some cases, the Company might provide a concession, such as a reduction in interest rate, but the borrower is not experiencing financial distress. This could be the case if the Company is matching a competitor’s interest rate.

At June 30, 2016 and December 31, 2015, non-accrual loans disaggregated by class were as follows (dollars in thousands):

	June 30, 2016				December 31, 2015
	Non- accrual loans	% of Total	Total Loans	% of Total Loans	Non- accrual loans	% of Total	Total Loans	% of Total Loans
Commercial and industrial	$4,118	59.7%	$215,960	0.2%	$1,954	35.3%	$189,769	0.1%
Commercial real estate	2,174	31.5	734,586	0.1	1,733	31.4	696,787	0.1
Multifamily	-	-	426,367	-	-	-	426,549	-
Mixed use commercial	-	-	84,070	-	-	-	78,787	-
Real estate construction	-	-	40,452	-	-	-	37,233	-
Residential mortgages	421	6.1	178,504	0.1	1,358	24.6	186,313	0.1
Home equity	185	2.7	44,655	-	406	7.3	44,951	-
Consumer	-	-	5,280	-	77	1.4	6,058	-
Total	$6,898	100.0%	$1,729,874	0.4%	$5,528	100.0%	$1,666,447	0.3%

Additional interest income of approximately $124 thousand and $83 thousand would have been recorded during the three months ended June 30, 2016 and 2015, respectively, and $222 thousand and $171 thousand during the six months ended June 30, 2016 and 2015, respectively, if non-accrual loans had performed in accordance with their original terms.

At June 30, 2016 and December 31, 2015, past due loans disaggregated by class were as follows (in thousands).

	Past Due
June 30, 2016	30 - 59 days	60 - 89 days	90 days and over	Total	Current	Total
Commercial and industrial	$138	$-	$4,118	$4,256	$211,704	$215,960
Commercial real estate	285	-	2,174	2,459	732,127	734,586
Multifamily	-	-	-	-	426,367	426,367
Mixed use commercial	-	-	-	-	84,070	84,070
Real estate construction	-	-	-	-	40,452	40,452
Residential mortgages	348	643	421	1,412	177,092	178,504
Home equity	-	-	185	185	44,470	44,655
Consumer	1	4	-	5	5,275	5,280
Total	$772	$647	$6,898	$8,317	$1,721,557	$1,729,874
% of Total Loans	0.1%	0.0%	0.4%	0.5%	99.5%	100.0%

	Past Due
December 31, 2015	30 - 59 days	60 - 89 days	90 days and over	Total	Current	Total
Commercial and industrial	$21	$-	$1,954	$1,975	$187,794	$189,769
Commercial real estate	-	-	1,733	1,733	695,054	696,787
Multifamily	-	-	-	-	426,549	426,549
Mixed use commercial	-	-	-	-	78,787	78,787
Real estate construction	-	-	-	-	37,233	37,233
Residential mortgages	512	175	1,358	2,045	184,268	186,313
Home equity	336	-	406	742	44,209	44,951
Consumer	2	-	77	79	5,979	6,058
Total	$871	$175	$5,528	$6,574	$1,659,873	$1,666,447
% of Total Loans	0.1%	0.0%	0.3%	0.4%	99.6%	100.0%

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

The following presents the Company’s loan portfolio credit risk profile by internally assigned grade disaggregated by class of loan at June 30, 2016 and December 31, 2015 (in thousands).

	June 30, 2016				December 31, 2015
	Grade				Grade
	Pass	Special mention	Substandard	Total	Pass	Special mention	Substandard	Total
Commercial and industrial	$198,676	$11,174	$6,110	$215,960	$180,024	$3,088	$6,657	$189,769
Commercial real estate	727,489	3,688	3,409	734,586	687,210	6,109	3,468	696,787
Multifamily	426,367	-	-	426,367	426,549	-	-	426,549
Mixed use commercial	84,070	-	-	84,070	78,779	-	8	78,787
Real estate construction	40,452	-	-	40,452	37,233	-	-	37,233
Residential mortgages	177,912	-	592	178,504	184,781	-	1,532	186,313
Home equity	44,470	-	185	44,655	44,545	-	406	44,951
Consumer	5,280	-	-	5,280	5,939	-	119	6,058
Total	$1,704,716	$14,862	$10,296	$1,729,874	$1,645,060	$9,197	$12,190	$1,666,447
% of Total	98.5%	0.9%	0.6%	100.0%	98.7%	0.6%	0.7%	100.0%

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

The Company did not record any net pension credit or expense for the three months ended June 30, 2016. For the three months ended June 30, 2015, the Company’s net periodic pension credit was $111 thousand, and $13 thousand and $222 thousand, respectively, for the six months ended June 30, 2016 and 2015.

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

No options were exercised during the first six months of 2016. The total intrinsic value of options exercised during the first six months of 2015 was $324 thousand. The total cash received from the 2015 option exercises was $462 thousand, excluding the tax benefit realized. In exercising those options, 32,667 shares of the Company’s common stock were issued.

Both plans provide for but do not require the grant of stock appreciation rights (“SARs”) that the holder may exercise instead of the underlying option. At June 30, 2016, there were 6,000 SARs outstanding related to options granted before 2011, with a total intrinsic value of $9 thousand. When the SAR is exercised, the underlying option is canceled. The optionee receives shares of common stock or cash with a fair market value equal to the excess of the fair value of the shares subject to the option at the time of exercise (or the portion thereof so exercised) over the aggregate option price of the shares set forth in the option agreement. The exercise of SARs is treated as the exercise of the underlying option.

A summary of stock option activity follows:

	Number of Shares	Weighted-Average Exercise Price Per Share
Outstanding, January 1, 2016	185,100	$15.73
Granted	-	-
Exercised	-	-
Forfeited or expired	(3,000)	$34.95
Outstanding, June 30, 2016	182,100	$15.41

The following summarizes shares subject to purchase from stock options outstanding and exercisable as of June 30, 2016:

	Outstanding			Exercisable
Range of Exercise Prices	Shares	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Shares	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price
$10.00 - $14.00	90,000	5.6 years	$11.68	73,334	5.6 years	$11.88
$14.01 - $20.00	83,100	7.1 years	$17.80	60,272	7.0 years	$17.56
$20.01 - $30.00	3,000	2.6 years	$28.30	3,000	2.6 years	$28.30
$30.01 - $40.00	6,000	1.1 years	$32.04	6,000	1.1 years	$32.04
	182,100	6.1 years	$15.41	142,606	5.9 years	$15.47

Restricted Stock Awards
Under the Company’s Amended and Restated 2009 Stock Incentive Plan (the “2009 Plan”), the Company can award options, SARs and restricted stock. During the first six months of 2016 and 2015, the Company awarded 51,871 and 71,612 shares, respectively, of restricted stock to certain key employees and directors. Generally, the restricted stock awards vest over a three-year period commencing one year from the date of grant at a rate of one-third per year. The fair value at grant date of the 42,633 and 22,213 restricted shares that vested during the first six months of 2016 and 2015, respectively, was $975 thousand and $500 thousand, respectively. Of the vested shares, 8,707 and 4,787, respectively, were withheld to pay taxes due upon vesting. A summary of restricted stock activity for the first six months of 2016 follows:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Unvested, January 1, 2016	108,073	$22.94
Granted	51,871	$25.33
Vested	(42,633)	$22.87
Forfeited or expired	(1,216)	$22.72
Unvested, June 30, 2016	116,095	$24.03

The Company recognizes compensation expense for the fair value of stock options and restricted stock on a straight line basis over the requisite service period of the grants. Compensation expense related to stock-based compensation amounted to $464 thousand and $337 thousand for the six months ended June 30, 2016 and 2015, respectively. The remaining unrecognized compensation cost of approximately $17 thousand and $2.2 million at June 30, 2016 related to stock options and restricted stock, respectively, will be expensed over the remaining weighted average vesting period of approximately 0.4 years and 1.9 years, respectively.

Under the 2009 Plan, a total of 500,000 shares of the Company’s common stock were reserved for issuance, of which 120,982 shares remained for possible issuance at June 30, 2016. There are no remaining shares reserved for issuance under the 1999 Stock Option Plan.

7. INCOME TAXES
The deferred tax assets and liabilities are netted and presented in a single amount which is included in deferred taxes in the accompanying consolidated statements of condition. The realization of deferred tax assets (“DTAs”) (net of a recorded valuation allowance) is largely dependent upon future taxable income, future reversals of existing taxable temporary differences and the ability to carry back losses to available tax years. In assessing the need for a valuation allowance, the Company considers positive and negative evidence, including taxable income in carryback years, scheduled reversals of deferred tax liabilities, expected future taxable income and tax planning strategies. At June 30, 2016, the Company had net operating loss carryforwards of approximately $6.4 million for New York State (“NYS”) income tax purposes, which may be applied against future taxable income. The Company has a full valuation allowance of $285 thousand, tax effected, on the NYS net operating loss carryforward due to the Company’s significant tax-exempt investment income. The valuation allowance may be reversed to income in future periods to the extent that the related DTAs are realized or when the Company returns to consistent, taxable earnings in NYS. The NYS unused net operating loss carryforwards are expected to expire in varying amounts through the year 2032.

The Company had no unrecognized tax benefits at June 30, 2016 and 2015. The Company files income tax returns in the U.S. federal jurisdiction and in New York State. Federal returns are subject to audits by tax authorities. The Company’s Federal tax returns were audited for the tax years 2010 through 2013; there was no significant change in income taxes as a result of these audits.

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

The Office of the Comptroller of the Currency (“OCC”), the Company’s primary bank regulator, established higher capital requirements for the Bank than those set forth in its capital regulations that require the Bank to maintain a tier 1 leverage ratio of at least 9%, a tier 1 risk-based capital ratio of at least 11% and a total risk-based capital ratio of at least 12%. At June 30, 2016, the Bank satisfied the OCC’s regulatory capital requirements as well as these individual minimum capital ratios, although there is no guarantee that the Bank will be able to maintain compliance with these heightened capital ratios.

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

The final capital rules also place limits on capital distributions and certain discretionary bonus payments if a banking organization does not maintain a buffer of common equity tier 1 capital above minimum capital requirements. The capital buffer requirement is being phased in beginning January 1, 2016 at 0.625% per year until it becomes 2.50% in 2019 and thereafter. At June 30, 2016, the Company’s and the Bank’s capital buffers were in excess of both the current and fully phased-in requirements.

The Bank’s capital amounts (in thousands) and ratios are presented in the table that follows. The minimum amounts presented therein reference the minimums required by capital regulations and not the individual minimum capital ratios the OCC established for the Bank.

	Actual capital ratios		Minimum for capital adequacy		Minimum to be Well Capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2016
Total capital to risk-weighted assets	$232,576	13.10%	$142,039	8.00%	$177,549	10.00%
Tier 1 capital to risk-weighted assets	211,371	11.90%	106,529	6.00%	142,039	8.00%
Common equity tier 1 capital to risk-weighted assets	211,371	11.90%	79,897	4.50%	115,407	6.50%
Tier 1 capital to adjusted average assets (leverage)	211,371	9.55%	88,562	4.00%	110,703	5.00%

December 31, 2015
Total capital to risk-weighted assets	$219,562	12.66%	$138,716	8.00%	$173,395	10.00%
Tier 1 capital to risk-weighted assets	198,587	11.45%	104,037	6.00%	138,716	8.00%
Common equity tier 1 capital to risk-weighted assets	198,587	11.45%	78,028	4.50%	112,706	6.50%
Tier 1 capital to adjusted average assets (leverage)	198,587	9.58%	82,905	4.00%	103,632	5.00%

The Company’s tier 1 leverage, common equity tier 1 risk-based, tier 1 risk-based and total risk-based capital ratios were 9.66%, 12.04%, 12.04% and 13.24%, respectively, at June 30, 2016. The Company’s tier 1 leverage, common equity tier 1 risk-based, tier 1 risk-based and total risk-based capital ratios were 9.77%, 11.68%, 11.68% and 12.89%, respectively, at December 31, 2015.

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

The following table presents the carrying amounts and fair values of the Company’s financial instruments (in thousands).

		June 30, 2016		December 31, 2015
	Level in Fair Value Hierarchy	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Financial Assets:
Cash and due from banks	Level 1	$130,762	$130,762	$98,086	$98,086
Federal Reserve and Federal Home Loan Bank stock and other investments	Level 2	4,469	4,469	10,756	10,756
Investment securities held to maturity	Level 2	29,466	31,011	61,309	63,272
Investment securities available for sale	Level 2	215,111	215,111	247,099	247,099
Loans held for sale	Level 2	2,790	2,790	1,666	1,666
Loans, net of allowance	Level 2, 3 (1)	1,708,909	1,714,090	1,645,762	1,628,169
Accrued interest and loan fees receivable	Level 2	5,893	5,893	5,859	5,859

Financial Liabilities:
Non-maturity deposits	Level 2	1,723,101	1,723,101	1,555,980	1,555,980
Time deposits	Level 2	225,918	225,927	224,643	224,408
Borrowings	Level 2	15,000	15,258	165,000	164,827
Accrued interest payable	Level 2	186	186	198	198
Derivatives	Level 3	752	752	752	752

(1)	Impaired loans are generally classified within Level 3 of the fair value hierarchy.

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

OREO properties are initially recorded at fair value, less estimated costs to sell when acquired, establishing a new cost basis. Adjustments to OREO are measured at fair value, less estimated costs to sell. Fair values are generally based on third party appraisals or realtor evaluations of the property. These appraisals and evaluations may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification. In cases where the carrying amount exceeds the fair value, less estimated costs to sell, an impairment loss is recognized through a valuation allowance, and the property is reported as non-recurring Level 3. No valuation allowance was recorded for OREO at June 30, 2016.

In conjunction with the sale of Visa Class B shares in 2013, the Company entered into derivative swap contracts with the purchaser of its Visa Class B shares. The fair value of these derivatives is measured using an internal model that includes the use of probability weighted scenarios for estimates of Visa’s aggregate exposure to the litigation matters, with consideration of amounts funded by Visa into its escrow account for this litigation. At June 30, 2016, the Company estimates a fair value for these derivatives at approximately 10% of the net proceeds from the Company’s sale of the related Visa Class B shares. Since this estimation process requires application of judgment in developing significant unobservable inputs used to determine the possible outcomes and the probability weighting assigned to each scenario, these derivatives have been classified as Level 3 within the valuation hierarchy. (See also Note 3. Investment Securities contained herein.)

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

Assets measured at fair value on a non-recurring basis are as follows (in thousands):

Assets:	June 30, 2016	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Impaired loans	$3,001	$3,001
OREO	650	650
Total	$3,651	$3,651

Assets:	December 31, 2015	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Impaired loans	$2,715	$2,715
Total	$2,715	$2,715

The Company had no liabilities measured at fair value on a non-recurring basis at June 30, 2016 and December 31, 2015.

The following presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis (dollars in thousands):

	Fair Value at
Assets:	June 30, 2016	December 31, 2015	Valuation Technique	Unobservable Inputs	Discount
Impaired loans:

Commercial and industrial	$950	$-	Advance rate against inventory and receivables	Discount to financial statement values	25% to 50%	(1)

Residential mortgages	1,784	2,311	Third party appraisal	Discount to appraised value	25%	(2)

Home equity	199	280	Third party appraisal	Discount to appraised value	25%	(2)

Consumer	68	124	Third party appraisal	Discount to appraised value	25%	(3)
Total	$3,001	$2,715

OREO	$650	$-	Third party appraisal	Estimated holding/selling costs	11%

(1) The Company makes adjustments based upon evaluation of corporate assets, such as inventory and accounts receivable, and various other information, such as market conditions and other factors. Higher discounts may be applied to certain assets, such as inventory and accounts receivable.
(2) Of which estimated selling costs are approximately 9% - 15% of the total discount.
(3) Of which estimated selling costs are approximately 10% - 12% of the total discount.

The following presents fair value measurements on a recurring basis at June 30, 2016 and December 31, 2015 (in thousands):

		Fair Value Measurements Using
Assets:	June 30, 2016	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Government agency securities	$5,000	$5,000	$-
Obligations of states and political
subdivisions	85,396	85,396	-
Collateralized mortgage obligations	19,109	19,109	-
Mortgage-backed securities	96,891	96,891	-
Corporate bonds	8,715	8,715	-
Total	$215,111	$215,111	$-

Liabilities:
Derivatives	$752	$-	$752
Total	$752	$-	$752

		Fair Value Measurements Using
Assets:	December 31, 2015	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Government agency securities	$28,516	$28,516	$-
Obligations of states and political subdivisions	104,682	104,682	-
Collateralized mortgage obligations	15,549	15,549	-
Mortgage-backed securities	92,442	92,442	-
Corporate bonds	5,910	5,910	-
Total	$247,099	$247,099	$-

Liabilities:
Derivatives	$752	$-	$752
Total	$752	$-	$752

Reconciliations for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) follow (in thousands).

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	Liabilities Derivatives	Liabilities Derivatives	Liabilities Derivatives	Liabilities Derivatives
Beginning balance	$752	$752	$752	$752
Net change	-	-	-	-
Ending balance	$752	$752	$752	$752

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

On July 1, 2016 and July 13, 2016, respectively, actions captioned Thaler/Howell Foundation v. Suffolk Bancorp et al., Index No. 609834/2016 (Sup. Ct., Suffolk Cnty.) and Levy v. Suffolk Bancorp et al., Index No. 610475/2016 (Sup. Ct., Suffolk Cnty.) were filed on behalf of a putative class of the Company’s shareholders against the Company, its current directors and People’s United Financial, Inc. (“People’s United”). The complaints allege that the Company’s board of directors breached its fiduciary duties by agreeing to the merger between the Company and People’s United and certain terms of the merger agreement (which merger and merger agreement are described further elsewhere in this document). The complaints further allege that People’s United aided and abetted those alleged fiduciary breaches. The actions seek, among other things, to enjoin the defendants from completing the merger on the agreed-upon terms, and rescission of the merger and/or awarding of damages to the extent the merger is completed. The Company believes that the claims are without merit.

Based upon information available to us and our review of lawsuits and claims filed or pending against us to date, we have not recognized a material accrual liability for these matters. However, the outcome of litigation and other legal and regulatory matters is inherently uncertain, and it is possible that one or more of such matters currently pending or threatened could have an unanticipated material adverse effect on our liquidity, consolidated financial position, results of operations, and/or our business as a whole, in the future.

11. BORROWINGS
The following summarizes borrowed funds at June 30, 2016 and December 31, 2015 (dollars in thousands):

As of or for the Six Months Ended June 30, 2016	Federal Home Loan Bank Borrowings Short-Term	Federal Home Loan Bank Borrowings Long-Term	Federal Funds Purchased
Daily average outstanding	$95,149	$15,000	$3
Total interest cost	277	131	-
Average interest rate paid	0.57%	1.76%	0.73%
Maximum amount outstanding at any month-end	$160,000	$15,000	$-
Ending balance	-	15,000	-
Weighted-average interest rate on balances outstanding	-%	1.76%	-%

As of or for the Year Ended December 31, 2015	Federal Home Loan Bank Borrowings Short-Term	Federal Home Loan Bank Borrowings Long-Term	Federal Funds Purchased
Daily average outstanding	$63,935	$10,808	$3
Total interest cost	252	190	-
Average interest rate paid	0.39%	1.76%	0.45%
Maximum amount outstanding at any month-end	$155,000	$15,000	$-
Ending balance	150,000	15,000	-
Weighted-average interest rate on balances outstanding	0.52%	1.76%	-%

Assets pledged as collateral to the Federal Home Loan Bank (“FHLB”), consisting of eligible loans and investment securities, at June 30, 2016 and December 31, 2015 resulted in a maximum borrowing potential of $682 million and $746 million, respectively. The Company had $15 million and $165 million in FHLB borrowings at June 30, 2016 and December 31, 2015, respectively.

ITEM 2. - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Safe Harbor Statement Pursuant to the Private Securities Litigation Reform Act of 1995 - Certain statements contained in this document are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These can include remarks about the Company, the banking industry, the economy in general, expectations of the business environment in which the Company operates, projections of future performance, and potential future credit experience. These remarks are based upon current management expectations, and may, therefore, involve risks and uncertainties that cannot be predicted or quantified, that are beyond the Company’s control and that could cause future results to vary materially from the Company’s historical performance or from current expectations. These remarks may be identified by such forward-looking statements as “should,” “expect,” “believe,” “view,” “opportunity,” “allow,” “continues,” “reflects,” “typically,” “usually,” “anticipate,” or similar statements or variations of such terms. Factors that could affect the Company include particularly, but are not limited to: the ability to obtain regulatory approvals and meet other closing conditions to the merger with People’s United, including approval by the Company's shareholders on the expected terms and schedule, and including the risk that regulatory approvals required for the merger are not obtained or are obtained subject to conditions that are not anticipated; delay in closing the merger; difficulties and delays in integrating the Company's business or fully realizing cost savings and other benefits of the merger; business disruption following the merger; increased capital requirements mandated by the Company’s regulators, including the individual minimum capital requirements that the OCC established for the Bank; the Bank’s temporary limitation on the growth of its commercial real estate (“CRE”) portfolio and the potentially adverse impact thereof on the Company’s overall business, financial condition and results of operation due to the importance of the Bank’s CRE business to the Company’s overall business, financial condition and results of operation; any failure by the Bank to comply with the individual minimum capital ratios (including as a result of increases to the Bank’s allowance for loan losses), which may result in  regulatory enforcement actions; the duration of the Bank’s limitation on the growth of its CRE portfolio, and the potentially adverse impact thereof on the Company’s overall business, financial condition and results of operation; the cost of compliance and significant amount of time required of management to comply with regulatory  requirements; results of changes in law, regulations or regulatory practices; the Company’s ability to raise capital; competitive factors, including price competition; changes in interest rates; increases or decreases in retail and commercial economic activity in the Company’s market area; variations in the ability and propensity of consumers and businesses to borrow, repay, or deposit money, or to use other banking and financial services; the Company’s ability to attract and retain key management and staff; any failure by the Company to maintain effective internal control over financial reporting; larger-than-expected losses from the sale of assets; and the potential that net charge-offs are higher than expected or for increases in our provision for loan losses. Further, it could take the Company longer than anticipated to implement its strategic plans to increase revenue and manage non-interest expense, or it may not be possible to implement those plans at all. Finally, new and unanticipated legislation, regulation, or accounting standards may require the Company to change its practices in ways that materially change the results of operations. We have no obligation to update any forward-looking statements to reflect events or circumstances after the date of this document. For more information, see the risk factors described in the Company’s Annual Report on Form 10-K and other filings with the Securities and Exchange Commission.

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

Recent Development - On June 26, 2016, the Company entered into an Agreement and Plan of Merger (the “merger agreement”) with People’s United pursuant to which the Company will merge into People’s United (the “merger”). People’s United will be the surviving corporation in the merger. Subject to the terms and conditions of the merger agreement, the Company’s shareholders will have the right to receive 2.225 shares of People’s United common stock in exchange for each share of Company common stock. The merger agreement is subject to approval by the Company’s shareholders as well as regulatory approvals and other customary conditions. Subject to these conditions, it is expected that the merger will close during the fourth quarter of 2016.

Executive Summary –The Company is a one-bank holding company incorporated in 1985. The Company operates as the parent for its wholly owned subsidiary, the Bank, a national bank founded in 1890. The income of the Company is primarily derived through the operations of the Bank and the REIT.

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

During 2016, the Company has become increasingly concerned with conditions in many of its local commercial real estate (“CRE”) markets, particularly those in the boroughs of New York City. The Company sees worrisome signs of markets that are becoming overheated and has also observed deterioration in underwriting standards elsewhere in the industry, which has often translated into borrower expectations for loan terms that the Company is not comfortable with. As it has consistently articulated, the Company will compete fiercely for good deals on price because of the significant cost of funds advantage it has over most of the industry. However, the Company will not compromise on credit quality. As a result of these concerns, the Company stopped accepting new applications for multifamily loans in the boroughs of New York City during the first quarter of 2016. The CRE lending market is also an area which has attracted significant regulatory scrutiny. The OCC, the Company’s primary bank regulator, has publicly expressed broadly applicable concerns over the last year about overheated conditions in many CRE markets. In response, earlier this year, the Company decided to temporarily pull back from the CRE lending markets and target future growth in commercial and industrial (“C&I”) lending and residential mortgage portfolios. While this shift in focus could have a negative impact on the Company’s revenue and earnings growth, the Company believes it is prudent in the current environment.

The Company has recently brought on several relationship managers with experience in C&I lending, and has also enhanced its compliance and technology infrastructure in order to support a higher level of residential mortgage origination for its owned portfolio. In this regard, during the second quarter of 2016, the Company’s C&I portfolio increased approximately $21 million on a linked-quarter basis, an increase of 10.6%. The Company expects this trend to continue, as relationship managers continue to build their books of business. With respect to commercial real estate lending, the Company has spent the last few months implementing enhanced risk management processes in order to remain compliant with applicable regulatory guidance. As a result, the Company anticipates re-entering certain commercial real estate markets that it backed away from earlier this year, although it has no current plans to re-enter the multifamily lending markets in New York City.

The OCC has established individual minimum capital ratios for the Bank that requires it to maintain a tier 1 leverage ratio of at least 9%, a tier 1 risk-based capital ratio of at least 11% and a total risk-based capital ratio of at least 12%. At June 30, 2016, the Bank satisfied these capital ratios, although there is no guarantee that the Bank will be able to maintain compliance with these heightened capital ratios. The Company is exploring various options to ensure that it remains compliant with these capital requirements, including possible sales of selected investment securities and multifamily loans.

Financial Performance Summary
As of or for the quarters and six months ended June 30, 2016 and 2015
(dollars in thousands, except per share data)

	Quarters ended June 30,		Over/ (under)		Six months ended June 30,		Over/ (under)
	2016	2015	2015		2016	2015	2015
Revenue (1)	$21,263	$19,871	7.0%		$41,479	$38,479	7.8%
Operating expenses	$13,319	$13,174	1.1%		$26,471	$26,282	0.7%
Provision for loan losses	$-	$-	-		$250	$250	-
Net income	$5,785	$5,118	13.0%		$10,623	$9,127	16.4%
Net income per common share - diluted	$0.48	$0.43	11.6%		$0.89	$0.77	15.6%
Return on average assets	1.05%	1.06%	(1)	bp	0.97%	0.96%	1	bp
Return on average stockholders' equity	11.23%	10.88%	35	bp	10.45%	9.85%	60	bp
Tier 1 leverage ratio	9.66%	10.10%	(44)	bp	9.66%	10.10%	(44)	bp
Common equity tier 1 risk-based capital ratio	12.04%	12.01%	3	bp	12.04%	12.01%	3	bp
Tier 1 risk-based capital ratio	12.04%	12.01%	3	bp	12.04%	12.01%	3	bp
Total risk-based capital ratio	13.24%	13.26%	(2)	bp	13.24%	13.26%	(2)	bp
Tangible common equity ratio (non-GAAP)	9.46%	9.43%	3	bp	9.46%	9.43%	3	bp
Total stockholders' equity/total assets (2)	9.58%	9.57%	1	bp	9.58%	9.57%	1	bp

bp - denotes basis points; 100 bp equals 1%.
(1)	Represents net interest income plus total non-interest income.
(2)	The ratio of total stockholders' equity to total assets is the most comparable U.S. GAAP measure to the non-GAAP tangible common equity ratio presented herein.

At June 30, 2016, the Company, on a consolidated basis, had total assets of $2.2 billion, total deposits of $1.9 billion and total stockholders’ equity of $210 million. The Company recorded net income of $5.8 million, or $0.48 per diluted common share, for the second quarter of 2016, compared to $5.1 million, or $0.43 per diluted common share, for the same period in 2015. The 13.0% increase in second quarter 2016 earnings versus the comparable 2015 period resulted principally from a $1.2 million increase in net interest income coupled with a $191 thousand increase in non-interest income. Partially offsetting these improvements was a $145 thousand increase in total operating expenses and a higher effective tax rate (27.2% versus 23.6%) in 2016 when compared to the second quarter of 2015. The Company did not record a provision for loan losses in either period. Adjusting for the impact of net non-accrual interest received in each period and other real estate owned (“OREO”) expenses in 2016, core net income increased by 31.0% to $5.7 million in the second quarter of 2016 from $4.4 million in the comparable 2015 period. (See also Non-GAAP Disclosure contained herein.)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2016	2015	2016	2015
CORE NET INCOME:
Net income, as reported	$5,785	$5,118	$10,623	$9,127

Adjustments:
Net non-accrual interest adjustment	(75)	(967)	(126)	(974)
OREO-related expenses	6	-	96	-
Total adjustments, before income taxes	(69)	(967)	(30)	(974)
Adjustment for reported effective income tax rate	(19)	(228)	(8)	(230)
Total adjustments, after income taxes	(50)	(739)	(22)	(744)

Core net income	$5,735	$4,379	$10,601	$8,383

The Company’s return on average assets and return on average common stockholders’ equity were 1.05% and 11.23%, respectively, in the second quarter of 2016 versus 1.06% and 10.88%, respectively, in the second quarter of 2015.

The Company continued its core growth strategy of protecting and enhancing its eastern Suffolk lending franchise while simultaneously expanding west. This strategy allowed the Company to continue to expand into markets in Nassau County and New York City that are very attractive from a demographic standpoint and have an abundance of small and middle market businesses, the kinds of businesses that have comprised the Company’s core customer base throughout its history. Thus far in 2016, despite sales of approximately $48 million in portfolio multifamily loans during the second quarter, the Company has experienced a $63 million or 3.8% increase in the total loan portfolio, from $1.666 billion at December 31, 2015 to $1.730 billion at June 30, 2016. Total loans at June 30, 2016 represented a 17.2% increase from the comparable 2015 date. As the Company has previously articulated, the strong market for the kind of high quality multifamily loans it has originated provided the Company with the flexibility to periodically complete strategic sales of such loans, allowing the Company to generate non-interest income, protect net interest margin and address market and regulatory concerns regarding commercial real estate loan concentration levels. The Company does not anticipate any additional loan sales in 2016.

Credit quality continues to be strong in all categories. Total non-accrual loans at June 30, 2016 were $6.9 million, or 0.40% of total loans, compared to $5.5 million, or 0.33% of total loans at December 31, 2015 and $5.5 million, or 0.37% of total loans, in the comparable quarter a year ago. The increase in total non-accrual loans in 2016 was attributable to management’s decision to place a single relationship on non-accrual status in the first quarter of 2016, notwithstanding the fact that the Company believes it is adequately collateralized and is working with a cooperative borrower who remains current on all payment obligations. All other key credit metrics remain solid and reflect the Company’s commitment to a strong and disciplined credit culture. Early delinquencies (30-89 days past due), which are managed aggressively as a harbinger of future credit issues, remained extremely low at $1.4 million, or 0.08% of total loans at June 30, 2016. Given the continuous improvement the Company has experienced in its credit profile, management believes the Company is well reserved. The allowance for loan losses at June 30, 2016 was $21.0 million, or 1.21% of total loans and 304% of total non-accrual loans.

Total core deposits, consisting of demand, N.O.W., savings and money market accounts of $1.723 billion at June 30, 2016, grew approximately $83 million during the quarter, enabling the Company to fund its quarterly loan production through core deposit growth. Total core deposits represented 88% of total deposits at June 30, 2016. Total deposits, including time deposits, were $1.9 billion at June 30, 2016, representing a 13.4% increase from the comparable quarter a year ago. In addition, at the end of the second quarter, 44% of the Company’s total deposits were non-interest bearing demand deposits, resulting in a cost of funds of 20 basis points and a net interest margin and core net interest margin of 3.87% and 3.86%, respectively. The Company’s cost of funds and resulting margin compared favorably to most of the industry for the same period.

The Company’s management continues to be vigilant in controlling operating expenses and improving efficiency. Total operating expenses in the second quarter of 2016 were $13.3 million, virtually flat to the $13.2 million in the first quarter of 2016 and the $13.2 million incurred in the comparable quarter a year ago. This translated into reductions in the Company’s operating efficiency and core operating efficiency ratios during the second quarter of 2016 to 59.8% and 60.0%, respectively, from 61.4% and 61.5%, respectively, in the first quarter of 2016 and from 63.2% and 66.3%, respectively, in the comparable quarter a year ago. (See also Non-GAAP Disclosure contained herein.)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2016	2015	2016	2015

Core operating expenses:
Total operating expenses	$13,319	$13,174	$26,471	$26,282
Adjust for OREO-related expenses	(6)	-	(96)	-
Core operating expenses	13,313	13,174	26,375	26,282

Core non-interest income:
Total non-interest income	2,241	2,050	4,133	4,141
Adjustments	-	-	-	-
Core non-interest income	2,241	2,050	4,133	4,141
Adjust for tax-equivalent basis	225	198	451	400
Core FTE non-interest income	2,466	2,248	4,584	4,541

Core net interest income:
FTE net interest income	19,829	18,760	39,008	36,255
Net non-accrual interest adjustment	(75)	(967)	(126)	(974)
Core FTE net interest income	19,754	17,793	38,882	35,281

Core operating efficiency ratio:
Core operating expenses	13,313	13,174	26,375	26,282
Core FTE net interest income	19,754	17,793	38,882	35,281
Core FTE non-interest income	2,466	2,248	4,584	4,541
Adjust for net gain on sale of securities available for sale	(18)	(160)	(24)	(186)
Total FTE revenue	22,202	19,881	43,442	39,636
Core operating expenses/total FTE revenue	59.96%	66.26%	60.71%	66.31%

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

Material Changes in Financial Condition - Total assets of the Company were $2.2 billion at June 30, 2016. When compared to December 31, 2015, total assets increased by $28 million. This change was primarily due to loan growth and an increase in total cash and cash equivalents of $63 million and $33 million, respectively, partially offset by a decrease in total investment securities of $64 million.

Total loans were $1.73 billion at June 30, 2016, an increase from $1.67 billion at December 31, 2015. The increase in the loan portfolio was primarily due to growth of C&I and commercial real estate loans of $26 million and $38 million, respectively, in the first half of 2016.

Total investment securities were $245 million at June 30, 2016 and $308 million at December 31, 2015. The decrease largely reflected maturities and calls of municipal obligations and U.S. Government agency securities totaling $77 million, coupled with principal paydowns of collateralized mortgage obligations and mortgage-backed securities of U.S. Government-sponsored enterprises totaling $5 million during the first six months of 2016. These decreases were partially offset by purchases of collateralized mortgage obligations and mortgage-backed securities of U.S. Government-sponsored enterprises and corporate bonds totaling $12 million during the same period. The available for sale securities portfolio had an unrealized pre-tax gain of $6.1 million at June 30, 2016 compared to a gain of $2.4 million at year-end 2015.

At June 30, 2016, total deposits were $1.9 billion, an increase of $168 million when compared to December 31, 2015. This increase was primarily due to higher balances of demand, N.O.W., savings and money market deposits of $75 million, $4 million, $24 million and $64 million, respectively. Additionally, time deposit balances increased $1 million over the same period. Core deposit balances, which consist of demand, savings, N.O.W. and money market deposits, represented 88% of total deposits at June 30, 2016 and 87% of total deposits at December 31, 2015. Demand deposit balances represented 44% of total deposits at June 30, 2016 and December 31, 2015. At June 30, 2016 and December 31, 2015, the Company had $15 million and $165 million, respectively, in borrowings used to fund the growth in the Company’s loan portfolio, including $15 million in five-year FHLB borrowings with a fixed rate of 1.76%.

Liquidity and Capital Resources - Liquidity management is defined as both the Company’s and the Bank’s ability to meet their financial obligations on a continuous basis without material loss or disruption of normal operations. These obligations include the withdrawal of deposits on demand or at their contractual maturity, the repayment of borrowings as they mature, funding new and existing loan commitments and the ability to take advantage of business opportunities as they arise. Asset liquidity is provided by short-term investments, such as fed funds sold, and the marketability of securities available for sale. The Company may also leave excess reserve balances at the Federal Reserve Bank (“FRB”) if the rate being paid is higher than would be available from other short-term investments. Liquid assets, consisting of securities available for sale and balances at the FRB, increased to $292 million at June 30, 2016 compared to $268 million at December 31, 2015. These liquid assets may include assets that have been pledged primarily against municipal deposits or borrowings. In addition, the Company has pledged U.S. Government agency securities held in its available for sale portfolio, with a market value of approximately $3 million at June 30, 2016, as collateral for the derivative swap contracts. Liquidity is also provided by the maintenance of a base of core deposits, maturing short-term assets including cash and due from banks, the ability to sell or pledge marketable assets and access to lines of credit.

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

The Company’s primary sources of funds are cash provided by deposits and borrowings, proceeds from maturities and sales of securities available for sale and cash provided by operating activities. At June 30, 2016, total deposits were $1.9 billion, an increase of $168 million when compared to December 31, 2015. Of the $226 million in total time deposits at June 30, 2016, $197 million are scheduled to mature within the next 12 months. Based on historical experience, the Company expects to be able to replace a substantial portion of those maturing deposits with comparable deposit products. At June 30, 2016 and December 31, 2015, the Company had $15 million and $165 million, respectively, in borrowings used to fund the growth in the Company’s loan portfolio. For the six months ended June 30, 2016 and 2015, proceeds from sales and maturities of securities available for sale totaled $43 million and $28 million, respectively.

The Company’s primary uses of funds are for the origination of loans and the purchase of investment securities. For the six months ended June 30, 2016, the Company had net loan originations for portfolio of $113 million compared to $121 million for the same period in 2015. For the six months ended June 30, 2016 and 2015, the Company purchased investment securities totaling $13 million and $10 million, respectively.

The Bank’s Asset/Liability and Funds Management Policy establishes specific policies and operating procedures governing liquidity levels to assist management in developing plans to address future and current liquidity needs. Management monitors the rates and cash flows from the loan and investment portfolios while also examining the maturity structure and volatility characteristics of liabilities to develop an optimum asset/liability mix. Available funding sources include retail, commercial and municipal deposits, purchased liabilities and stockholders’ equity. At June 30, 2016, access to approximately $682 million in FHLB lines of credit for overnight or term borrowings with maturities of up to thirty years was available. At June 30, 2016, approximately $60 million and $10 million in unsecured and secured lines of credit, respectively, extended by correspondent banks were also available to be utilized, if needed, for short-term funding purposes. At June 30, 2016, $15 million in borrowings were outstanding with the FHLB. No borrowings were outstanding under lines of credit with correspondent banks.

The Bank also has the ability to access the brokered deposit market. Deposits gathered through the Certificate of Deposit Account Registry Service (“CDARS”) are considered for regulatory purposes to be brokered deposits. At June 30, 2016, the Bank had $2.1 million in CDARS deposits outstanding.

The Company strives to maintain an efficient level of capital, commensurate with its risk profile, on which a competitive rate of return to stockholders will be realized over both the short and long term. Capital is managed to enhance stockholder value while providing flexibility for management to act opportunistically in a changing marketplace. Management continually evaluates the Company’s capital position in light of current and future growth objectives and regulatory guidelines. Total stockholders’ equity was $210 million at June 30, 2016 compared to $197 million at December 31, 2015. The increase in stockholders’ equity versus December 31, 2015 was primarily due to net income, net of dividends paid, recorded during 2016.

The Company and the Bank are subject to regulatory capital requirements. The Company’s tier 1 leverage, common equity tier 1 risk-based, tier 1 risk-based and total risk-based capital ratios were 9.66%, 12.04%, 12.04% and 13.24%, respectively, at June 30, 2016, exceeding all regulatory requirements. The Bank’s tier 1 leverage, common equity tier 1 risk-based, tier 1 risk-based and total risk-based capital ratios were 9.55%, 11.90%, 11.90% and 13.10%, respectively, at June 30, 2016. Each of these ratios exceeds the regulatory guidelines for a well-capitalized institution, the highest regulatory capital category. Moreover, capital rules also place limits on capital distributions and certain discretionary bonus payments if a banking organization does not maintain a buffer of common equity tier 1 capital above minimum capital requirements. The capital buffer requirement is being phased in beginning January 1, 2016 at 0.625% per year until it becomes 2.50% in 2019 and thereafter. At June 30, 2016, the Company’s and the Bank’s capital buffers were in excess of both the current and fully phased-in requirements.

In addition, the OCC, the Company’s primary bank regulator, established individual minimum capital ratios for the Bank, which requires the Bank to establish and maintain levels of capital greater than those generally required for a “well capitalized” institution, that requires it to maintain a tier 1 leverage ratio of at least 9%, a tier 1 risk-based capital ratio of at least 11% and a total risk-based capital ratio of at least 12%. At June 30, 2016, the Bank satisfied these capital ratios.

The Company did not repurchase any shares of its common stock during the first half of 2016. Repurchase of shares will occur only if management believes that the purchase will be at prices that are accretive to earnings per share and is the most efficient use of the Company’s capital.

The Company’s total stockholders’ equity to total assets ratio and the Company’s tangible common equity to tangible assets ratio  (“TCE ratio”) were 9.58% and 9.46%, respectively, at June 30, 2016 versus 9.10% and 8.98%, respectively, at December 31, 2015 and 9.57% and 9.43%, respectively, at June 30, 2015. The ratio of total stockholders’ equity to total assets is the most comparable U.S. GAAP measure to the non-GAAP TCE ratio presented herein. The ratio of tangible common equity to tangible assets, or TCE ratio, is calculated by dividing total common stockholders’ equity by total assets, after reducing both amounts by intangible assets. The TCE ratio is not required by U.S. GAAP or by applicable bank regulatory requirements, but is a metric used by management to evaluate the adequacy of our capital levels. Since there is no authoritative requirement to calculate the TCE ratio, our TCE ratio is not necessarily comparable to similar capital measures disclosed or used by other companies in the financial services industry. Tangible common equity and tangible assets are non-GAAP financial measures and should be considered in addition to, not as a substitute for or superior to, financial measures determined in accordance with U.S. GAAP. Set forth below are the reconciliations of tangible common equity to U.S. GAAP total common stockholders’ equity and tangible assets to U.S. GAAP total assets at June 30, 2016 (in thousands). (See also Non-GAAP Disclosure contained herein.)

				Ratios
Total stockholders' equity	$210,307	Total assets	$2,196,375	9.58%	(1)
Less: intangible assets	(2,756)	Less: intangible assets	(2,756)
Tangible common equity	$207,551	Tangible assets	$2,193,619	9.46%	(2)

(1)	The ratio of total stockholders' equity to total assets is the most comparable U.S. GAAP measure to the non-GAAP tangible common equity ratio presented herein.
(2)	TCE ratio.

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

The Company’s Board of Directors declared two quarterly cash dividends, each $0.10 per common share, during the first half of 2016. Two quarterly dividends, each $0.06 per common share, were declared during the comparable 2015 period.

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management’s credit evaluation of the customer. Collateral required varies, but may include accounts receivable, inventory, equipment, real estate and income-producing commercial properties. At June 30, 2016 and December 31, 2015, commitments to originate loans and commitments under unused lines of credit for which the Bank is obligated amounted to approximately $147 million and $126 million, respectively.

Letters of credit are conditional commitments guaranteeing payments of drafts in accordance with the terms of the letter of credit agreements. Commercial letters of credit are used primarily to facilitate trade or commerce and are also issued to support public and private borrowing arrangements, bond financing and similar transactions. Collateral may be required to support letters of credit based upon management’s evaluation of the creditworthiness of each customer. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Most letters of credit expire within one year. At June 30, 2016 and December 31, 2015, letters of credit outstanding were approximately $14 million and $15 million, respectively.

Material Changes in Results of Operations – Comparison of the Quarters Ended June 30, 2016 and 2015 - The Company recorded net income of $5.8 million during the second quarter of 2016 versus $5.1 million in the comparable quarter a year ago. The 13.0% improvement in second quarter 2016 net income resulted from a $1.2 million increase in net interest income and growth in non-interest income of $191 thousand, largely the result of a $457 thousand net gain on the sales of portfolio loans recorded in 2016. Partially offsetting these positive factors was a $145 thousand increase in total operating expenses and an increase in the effective tax rate to 27.2% in 2016 from 23.6% a year ago. The Company did not record a provision for loan losses in either the second quarter of 2016 or 2015.

The $1.2 million or 6.7% improvement in second quarter 2016 net interest income resulted from a $271 million (15.1%) increase in average total interest-earning assets. Partially offsetting the earning asset growth was a 33 basis point decline in the Company’s net interest margin to 3.87% in 2016 from 4.20% in 2015. Adjusting for the impact of net non-accrual interest received in each period, the Company’s core net interest margin was 3.86% in the second quarter of 2016 versus 3.98% in the comparable 2015 period. (See also Non-GAAP Disclosure contained herein.)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Core net interest margin:
FTE net interest margin	3.87%	4.20%	3.84%	4.10%
Net non-accrual interest adjustment	(0.01)	(0.22)	(0.02)	(0.11)
Core FTE net interest margin	3.86%	3.98%	3.82%	3.99%

The Company’s second quarter 2016 average total interest-earning asset yield was 4.07% versus 4.37% in the comparable 2015 quarterly period. The decrease in the interest-earning asset yield in 2016 resulted from a 38 basis point decline in the average loan yield to 4.19% in 2016 principally due to the receipt of $967 thousand in net non-accrual interest in 2015 versus $75 thousand in 2016. The Company’s average balance sheet mix continued to improve as average loans increased by $336 million (23.7%) versus second quarter 2015. The average securities portfolio decreased by $79 million to $269 million in the second quarter of 2016 versus the comparable 2015 period.  The average yield on the investment portfolio was 3.63% in 2016 versus 3.77% a year ago.

The Company’s average cost of total interest-bearing liabilities increased by five basis points to 0.35% in the second quarter of 2016 versus 0.30% in the comparable 2015 quarter. The Company’s total cost of funds, among the lowest in the industry, increased to 0.20% in the second quarter of 2016 versus 0.18% a year ago. Average core deposits increased $253 million (17.8%) to $1.7 billion during the second quarter of 2016 versus the second quarter of 2015, with average demand deposits representing 43% of second quarter 2016 average total deposits. Total deposits increased by $231 million or 13.4% to $1.9 billion at June 30, 2016 versus June 30, 2015. Core deposit balances, which represented 88% of total deposits at June 30, 2016, grew by $247 million or 16.7% during the same period. Average borrowings increased $17 million (23.8%) during the second quarter of 2016 compared to 2015 and were used, in part, to fund the growth in the Company’s loan portfolio.

NET INTEREST INCOME ANALYSIS
For the Three Months Ended June 30, 2016 and 2015
(unaudited, dollars in thousands)

	2016			2015
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Assets:
Interest-earning assets:
Investment securities (1)	$268,740	$2,428	3.63%	$347,895	$3,269	3.77%
Federal Reserve and Federal Home Loan Bank stock and other investments	7,606	108	5.71	6,274	90	5.75
Federal funds sold, securities purchased under agreements to resell and interest-bearing deposits due from banks	32,420	29	0.36	20,072	20	0.40
Loans and performing loans held for sale (2)	1,752,568	18,276	4.19	1,416,310	16,136	4.57
Total interest-earning assets	2,061,334	$20,841	4.07%	1,790,551	$19,515	4.37%
Non-interest-earning assets	159,804			146,587
Total assets	$2,221,138			$1,937,138

Liabilities and stockholders' equity:
Interest-bearing liabilities:
Savings, N.O.W. and money market deposits	$852,094	$510	0.24%	$700,875	$294	0.17%
Time deposits	228,687	336	0.59	233,757	353	0.61
Total savings and time deposits	1,080,781	846	0.31	934,632	647	0.28
Borrowings	85,897	166	0.78	69,391	108	0.62
Total interest-bearing liabilities	1,166,678	1,012	0.35	1,004,023	755	0.30
Demand deposits	823,834			721,907
Other liabilities	23,507			22,603
Total liabilities	2,014,019			1,748,533
Stockholders' equity	207,119			188,605
Total liabilities and stockholders' equity	$2,221,138			$1,937,138
Total cost of funds			0.20%			0.18%
Net interest rate spread			3.72%			4.07%
Net interest income/margin		19,829	3.87%		18,760	4.20%
Less tax-equivalent basis adjustment		(807)			(939)
Net interest income		$19,022			$17,821

(1)	Interest on securities includes the effects of tax-equivalent basis adjustments of $572 and $798 in 2016 and 2015, respectively.
(2)	Interest on loans includes the effects of tax-equivalent basis adjustments of $235 and $141 in 2016 and 2015, respectively.

The Company did not record a provision for loan losses in the second quarter of 2016 or 2015. The adequacy of the provision and the resulting allowance for loan losses, which was $21.0 million at June 30, 2016, is determined by management’s ongoing review of the loan portfolio, including identification and review of individual problem situations that may affect a borrower’s ability to repay, delinquency and non-performing loan data including the current status of criticized and classified loans, collateral values and changes in the size and mix of the loan portfolio. (See also Critical Accounting Policies, Judgments and Estimates and Asset Quality contained herein.)

Non-interest income increased by $191 thousand in the second quarter of 2016 versus the comparable 2015 period. This improvement was principally due to an increase in net gain on the sales of portfolio loans (up $457 thousand) in the second quarter of 2016. Partially offsetting this improvement were reductions in service charges on deposits (down $209 thousand) and net gain on the sale of securities available for sale (down $142 thousand). The net gain on the sale of portfolio loans in the second quarter of 2016 resulted from two sales of performing multifamily loans in that period. No portfolio loans were sold in the second quarter of 2015.

Non-Interest Income
For the quarters and six months ended June 30, 2016 and 2015
(dollars in thousands)

	Quarters ended June 30,		Over/ (under)	Six months ended June 30,		Over/ (under)
	2016	2015	2015	2016	2015	2015
Service charges on deposit accounts	$614	$823	(25.4)%	$1,390	$1,570	(11.5)%
Other service charges, commissions and fees	684	680	0.6	1,295	1,273	1.7
Net gain on sale of securities available for sale	18	160	(88.8)	24	186	(87.1)
Net gain on sale of portfolio loans	457	-	N/M (1)	457	198	130.8
Net gain on sale of mortgage loans originated for sale	73	61	19.7	147	205	(28.3)
Income from bank-owned life insurance	345	303	13.9	691	612	12.9
Other operating income	50	23	117.4	129	97	33.0
Total non-interest income	$2,241	$2,050	9.3%	$4,133	$4,141	(0.2)%

(1)	N/M - denotes % variance not meaningful for statistical purposes.

Total operating expenses increased by $145 thousand or 1.1% in the second quarter of 2016 versus 2015 principally the result of growth in other operating expenses of $349 thousand, consulting and professional services expense of $75 thousand and equipment expense of $57 thousand. Partially offsetting these increases was a reduction in 2016 data processing costs of $280 thousand versus the comparable 2015 period. The increase in consulting and professional services expense was largely due to a $69 thousand increase in recruitment fees in 2016, while the increase in other operating expenses reflected a $255 thousand increase in expenses associated with loan appraisal and filing fees incurred during the second quarter of 2016. The improvement in data processing costs resulted from lower core systems expenses in 2016.

The Company’s operating efficiency ratio improved to 59.8% in the second quarter of 2016 from 63.2% a year ago. The Company’s core operating efficiency ratio improved to 60.0% in the second quarter of 2016 from 66.3% a year ago. The core operating efficiency ratio is calculated by making certain adjustments to the operating efficiency ratio calculation. The core operating efficiency ratio is not required by U.S. GAAP or by applicable bank regulatory requirements, but is a metric used by management to evaluate core operating efficiency. Since there is no authoritative requirement to calculate this ratio, our ratio is not necessarily comparable to similar efficiency measures disclosed or used by other companies in the financial services industry. The core operating efficiency ratio is a non-GAAP financial measure and should be considered in addition to, not as a substitute for or superior to, financial measures determined in accordance with U.S. GAAP. The calculation of the core operating efficiency ratio, the reconciliation of core operating expenses to U.S. GAAP total operating expenses, core non-interest income to U.S. GAAP total non-interest income and core FTE net interest income to FTE net interest income are provided elsewhere herein. (See also Non-GAAP Disclosure contained herein.)

Operating Expenses
For the quarters and six months ended June 30, 2016 and 2015
(dollars in thousands)

	Quarters ended June 30,		Over/ (under)	Six months ended June 30,		Over/ (under)
	2016	2015	2015	2016	2015	2015
Employee compensation and benefits	$8,482	$8,516	(0.4)%	$17,148	$17,122	0.2%
Occupancy expense	1,346	1,373	(2.0)	2,788	2,835	(1.7)
Equipment expense	461	404	14.1	847	789	7.4
Consulting and professional services	619	544	13.8	1,102	882	24.9
FDIC assessment	291	286	1.7	584	576	1.4
Data processing	234	514	(54.5)	413	1,084	(61.9)
Other operating expenses	1,886	1,537	22.7	3,589	2,994	19.9
Total operating expenses	$13,319	$13,174	1.1%	$26,471	$26,282	0.7%

The Company recorded income tax expense of $2.2 million in the second quarter of 2016 resulting in an effective tax rate of 27.2% versus an income tax expense of $1.6 million and an effective tax rate of 23.6% in the comparable period a year ago. The increase in the 2016 effective tax rate resulted from growth in pre-tax income taxed at the 35% federal rate, coupled with a reduction in tax-exempt securities income versus the comparable 2015 period.

Material Changes in Results of Operations – Comparison of the Six Months Ended June 30, 2016 and 2015 - The Company recorded net income of $10.6 million during the first six months of 2016 versus $9.1 million in the comparable 2015 period.  The improvement in 2016 net income resulted principally from a $3.0 million increase in net interest income in the first half of 2016, partially offset by a $189 thousand increase in total operating expenses and an increase in the Company’s effective tax rate in 2016.

The $3.0 million or 8.8% improvement in June year-to-date 2016 net interest income resulted from a $259 million increase in average total interest-earning assets, offset in part by a 26 basis point contraction of the Company’s net interest margin to 3.84% in 2016 from 4.10% in 2015. The Company’s June year-to-date 2016 average total interest-earning asset yield was 4.05% versus 4.26% in the comparable 2015 year-to-date period. A lower average yield on the Company’s loan portfolio in the first half of 2016 versus the comparable 2015 period, down 25 basis points to 4.19%, was the primary driver of the reduction in the interest-earning asset yield.  Excluding the impact of net non-accrual interest received in each year-to-date period, the Company’s core net interest margin was 3.82% in 2016 versus 3.99% in 2015. The Company’s average loan portfolio increased by $317 million (22.6%) versus June year-to-date 2015 while the average securities portfolio decreased by $67 million (19.0%) to $287 million in the same period. The average yield on the investment portfolio was 3.61% in this 2016 period versus 3.79% a year ago.

The Company’s average cost of total interest-bearing liabilities increased by eight basis points to 0.36% in the first six months of 2016 versus 0.28% in the comparable 2015 period. The Company’s total cost of funds increased by five basis points to 0.22% in the first half of 2016 versus 2015. Average core deposits increased by $248 million to $1.6 billion during the first six months of 2016 versus the comparable 2015 period, with average demand deposits representing 43% of year-to-date 2016 average total deposits. Average total deposits increased by $251 million or 15.5% to $1.9 billion during the first half of 2016 versus 2015. Average core deposit balances represented 88% of average total deposits during the same period. Average borrowings increased by $14 million during the first half of 2016 compared to 2015 and represented 6% of total average funding during the June 2016 year-to-date period.

NET INTEREST INCOME ANALYSIS
For the Six Months Ended June 30, 2016 and 2015
(unaudited, dollars in thousands)

	2016			2015
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Assets:
Interest-earning assets:
Investment securities (1)	$286,539	$5,143	3.61%	$353,622	$6,647	3.79%
Federal Reserve and Federal Home Loan Bank stock and other investments	8,492	183	4.33	7,299	150	4.14
Federal funds sold, securities purchased under agreements to resell and interest-bearing deposits due from banks	30,976	58	0.38	23,101	43	0.38
Loans and performing loans held for sale (2)	1,716,730	35,739	4.19	1,399,776	30,846	4.44
Total interest-earning assets	2,042,737	$41,123	4.05%	1,783,798	$37,686	4.26%
Non-interest-earning assets	161,807			137,549
Total assets	$2,204,544			$1,921,347

Liabilities and stockholders' equity:
Interest-bearing liabilities:
Savings, N.O.W. and money market deposits	$843,274	$1,023	0.24%	$694,785	$568	0.16%
Time deposits	227,288	684	0.61	224,510	647	0.58
Total savings and time deposits	1,070,562	1,707	0.32	919,295	1,215	0.27
Borrowings	110,152	408	0.74	96,600	216	0.45
Total interest-bearing liabilities	1,180,714	2,115	0.36	1,015,895	1,431	0.28
Demand deposits	794,993			695,407
Other liabilities	24,449			23,261
Total liabilities	2,000,156			1,734,563
Stockholders' equity	204,388			186,784
Total liabilities and stockholders' equity	$2,204,544			$1,921,347
Total cost of funds			0.22%			0.17%
Net interest rate spread			3.69%			3.98%
Net interest income/margin		39,008	3.84%		36,255	4.10%
Less tax-equivalent basis adjustment		(1,662)			(1,917)
Net interest income		$37,346			$34,338

(1)	Interest on securities includes the effects of tax-equivalent basis adjustments of $1,186 and $1,635 in 2016 and 2015, respectively.
(2)	Interest on loans includes the effects of tax-equivalent basis adjustments of $476 and $282 in 2016 and 2015, respectively.

The Company recorded a provision for loan losses of $250 thousand during the first six months of 2016 and 2015.

Total non-interest income decreased 0.2% during the first half of 2016 versus the comparable 2015 period. Reductions in service charges on deposits (down $180 thousand), net gain on sale of securities available for sale (down $162 thousand) and net gain on sale of mortgage loans originated for sale (down $58 thousand) were partially offset by increases in net gain on sale of portfolio loans and income from bank-owned life insurance of $259 thousand and $79 thousand, respectively.

Total operating expenses increased by $189 thousand (0.7%) in the first half of 2016 versus 2015 as the result of growth in other operating expenses (up $595 thousand) and consulting and professional services (up $220 thousand), offset in part by a $671 thousand reduction in data processing costs. The Company’s operating efficiency ratio improved to 60.5% in the first six months of 2016 from 64.7% a year ago. The Company’s core operating efficiency ratio improved to 60.7% in the first half of 2016 from 66.3% a year ago. (See also Non-GAAP Disclosure contained herein.)

The Company recorded income tax expense of $4.1 million in the year-to-date June 2016 period resulting in an effective tax rate of 28.0% versus an income tax expense of $2.8 million and an effective tax rate of 23.6% in the comparable period a year ago.

Asset Quality - Non-accrual loans totaled $6.9 million or 0.40% of loans outstanding at June 30, 2016 versus $5.5 million or 0.33% of loans outstanding at December 31, 2015 and $5.5 million or 0.37% of total loans outstanding at June 30, 2015. The allowance for loan losses as a percentage of total non-accrual loans amounted to 304%, 374% and 363% at June 30, 2016, December 31, 2015 and June 30, 2015, respectively. Total accruing loans delinquent 30 days or more amounted to $1.4 million or 0.08% of loans outstanding at June 30, 2016 compared to $1.0 million or 0.06% of loans outstanding at December 31, 2015 and $4.6 million or 0.31% of loans outstanding at June 30, 2015.

Total criticized and classified loans were $25 million at June 30, 2016 versus $21 million at December 31, 2015 and $33 million at June 30, 2015. Criticized loans are those loans that are not classified but require some degree of heightened monitoring. Classified loans were $10 million at June 30, 2016 as compared to $12 million at December 31, 2015 and $18 million at June 30, 2015. The allowance for loan losses as a percentage of total classified loans was 204%, 170% and 114%, respectively, at the same dates.

At June 30, 2016, the Company had $10 million in TDRs, primarily consisting of commercial and industrial loans, commercial real estate loans, residential mortgages and home equity loans totaling $1 million, $3 million, $5 million and $1 million, respectively. The Company had TDRs amounting to $12 million and $13 million at December 31, 2015 and June 30, 2015, respectively.

At June 30, 2016, the Company’s allowance for loan losses amounted to $21.0 million or 1.21% of period-end loans outstanding. The allowance as a percentage of loans outstanding was 1.24% at December 31, 2015 and 1.36% at June 30, 2015. The Company recorded net loan recoveries of $35 thousand in the second quarter of 2016 versus net loan charge-offs of $5 thousand in the first quarter of 2016 and net loan recoveries of $726 thousand in the second quarter of 2015. As a percentage of average total loans outstanding, these net amounts represented, on an annualized basis, (0.01%) for the second quarter of 2016, 0.00% for the first quarter of 2016 and (0.21%) for the second quarter of 2015.

The Company held OREO amounting to $650 thousand at June 30, 2016 resulting from the addition of one residential property during the first quarter of 2016. The Company held no OREO at December 31 and June 30, 2015.

The Company did not record a provision for loan losses in the second quarter of 2016 or 2015.

For the three months ended June 30, 2016, the ending balance of the Company’s allowance for loan losses increased by $35 thousand when compared to March 31, 2016. During the second quarter of 2016, the Company increased its allowance for loan losses allocated to commercial real estate (“CRE”) by $456 thousand and decreased its allowance for loan losses allocated to multifamily loans and residential mortgages by $625 thousand and $17 thousand, respectively. At June 30 and March 31, 2016, the Company’s allowance for loan losses included an unallocated portion totaling $2.4 million and $2.1 million, respectively, representing 11.3% and 10.0%, respectively, of the Company’s total allowance for loan losses. The Company’s unallocated portion of the allowance for loan losses at June 30, 2016 increased $287 thousand when compared to March 31, 2016, as growth in some of the Company’s loan segments may produce future credit stress and the unallocated reserve component is considered to be a judicious mitigating factor.

The increase in the allowance for loan losses allocated to CRE loans during the second quarter of 2016 largely reflected growth of $17 million in unimpaired pass rated CRE loans, coupled with an increase of 0.04% in the average combined historical loss and environmental factors rates on such unimpaired pass rated loans. The decreases in the allowance for loan losses allocated to multifamily loans and residential mortgages during the second quarter of 2016 were primarily due to decreases of $54 million and $3 million in unimpaired pass rated multifamily loans and residential mortgages, respectively.

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

ANALYSIS OF NON-PERFORMING ASSETS
AND THE ALLOWANCE FOR LOAN LOSSES
June 30, 2016 versus December 31, 2015 and June 30, 2015
(dollars in thousands)

NON-PERFORMING ASSETS BY TYPE:

	At
	6/30/2016	12/31/2015	6/30/2015
Non-accrual loans	$6,898	$5,528	$5,529
Non-accrual loans held for sale	-	-	-
Loans 90 days or more past due and still accruing	-	-	-
OREO	650	-	-
Total non-performing assets	$7,548	$5,528	$5,529
TDRs accruing interest	$8,125	$9,239	$10,091
TDRs non-accruing	$2,031	$2,324	$2,841

Gross loans outstanding	$1,729,874	$1,666,447	$1,476,626
Total loans held for sale	$2,790	$1,666	$3,132

ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES:

	Quarter Ended
	6/30/2016	12/31/2015	6/30/2015
Beginning balance	$20,930	$20,315	$19,325
Provision	-	-	-
Charge-offs	(9)	(3)	(9)
Recoveries	44	373	735
Ending balance	$20,965	$20,685	$20,051

KEY  RATIOS:

	At
	6/30/2016	12/31/2015	6/30/2015
Allowance as a % of total loans (1)	1.21%	1.24%	1.36%

Non-accrual loans as a % of total loans (1)	0.40%	0.33%	0.37%

Non-performing assets as a % of total loans, loans held for sale and OREO	0.44%	0.33%	0.37%

Allowance for loan losses as a % of non-accrual loans (1)	304%	374%	363%

Allowance for loan losses as a % of non-accrual loans and loans 90 days or more past due and still accruing (1)	304%	374%	363%

(1)	Excludes loans held for sale.

ITEM 3. - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company originates and invests in interest-earning assets and solicits interest-bearing deposit accounts. The Company’s operations are subject to market risk resulting from fluctuations in interest rates to the extent that there is a difference between the amounts of interest-earning assets and interest-bearing liabilities that are prepaid, withdrawn, mature, or repriced in any given period of time. The Company’s earnings or the net value of its portfolio will change under different interest rate scenarios. The principal objective of the Company’s asset/liability management program is to maximize net interest income within an acceptable range of overall risk, including both the effect of changes in interest rates and liquidity risk. The Company’s assessment of market risk at June 30, 2016 indicated there were no material changes in the quantitative and qualitative disclosures from those in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

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

Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that, as of June 30, 2016, the Company’s disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. There have been no changes in the Company’s internal controls or in other factors that have materially affected, or are reasonably likely to materially affect, internal controls subsequent to the date the Company carried out its evaluation.

Changes in Internal Control Over Financial Reporting

There were no changes to the Company’s internal control over financial reporting as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act that occurred in the second quarter of 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

As a result of its commercial real estate concentrations, the OCC established individual minimum capital ratios for the Bank that require it to maintain a tier 1 leverage ratio of at least 9%, a tier 1 risk-based capital ratio of at least 11% and a total risk-based capital ratio of at least 12%. There is no guarantee that the Bank will be able to maintain compliance with these heightened capital ratios. Any failure by the Bank to comply with these individual minimum capital ratios (including as a result of increases to the Bank’s allowance for loan losses), may result in regulatory enforcement actions and adversely impact the Company’s business, financial condition or results of operations.

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

At June 30, 2016, $1.2 billion, or 72% of the Company’s total gross loan portfolio, was comprised of commercial real estate (inclusive of multifamily and mixed use commercial loans). This type of lending is generally sensitive to regional and local economic conditions. Unlike larger national or regional banks that serve a broader and more diverse geographic region, the Company’s business depends significantly on general economic conditions in the New York metropolitan and Long Island markets, where the majority of the properties securing the multifamily and commercial real estate loans the Company originates, and the businesses of the customers to whom the Company makes its C&I loans, are located. Accordingly, the ability of borrowers to repay their loans, and the value of the collateral securing such loans, may be significantly affected by economic conditions in this region, including changes in the local real estate market, making loan loss levels difficult to predict and increasing the risk that the Company would incur material losses if borrowers default on their loans. A decline in general economic conditions could therefore have an adverse effect on the Company’s business, financial condition and results of operations. In addition, because multifamily and CRE loans represent the large majority of the Company’s loan portfolio, a decline in tenant occupancy or rents could adversely impact the ability of borrowers to repay their loans on a timely basis, which could have a negative impact on the Company’s net income, as well as the Company’s ability to maintain or increase the level of cash dividends it currently pays to its stockholders. While the Company seeks to minimize these risks through its underwriting policies, which generally require that such loans be qualified on the basis of the collateral property’s cash flows, appraised value and debt service coverage ratio, among other factors, there can be no assurance that the Company’s underwriting policies will protect it from credit-related losses or delinquencies.

Furthermore, during 2016, the Company has become increasingly concerned with conditions in many of its local CRE markets, particularly those in the boroughs of New York City. The Company sees worrisome signs of markets that are becoming overheated. The CRE lending market is also an area which has attracted significant regulatory scrutiny. The OCC, the Company’s primary bank regulator, has publicly expressed broadly applicable concerns over the last year about overheated conditions in many CRE markets. The OCC established individual minimum capital ratios for the Bank as a result of its concentration of CRE loans. In response, earlier this year, the Company decided to temporarily pull back from the CRE lending markets, which could have a material and adverse impact on the Company’s net income and the Company’s business, financial condition and results of operation. The Company has begun to re-enter certain commercial real estate markets that it backed away from earlier this year, although it has no plans to re-enter the multifamily lending markets in New York City.

Because the market price of People’s United common stock will fluctuate, the Company’s shareholders cannot be certain of the market value of the merger consideration they will receive.

Upon completion of the merger, each outstanding share of Company common stock (except for certain shares specified in the merger agreement) will be converted into the right to receive 2.225 shares of People’s United common stock. The market value of the People’s United common stock to be issued in the merger will depend upon the market price of People’s United common stock. This market price may vary from the closing price of People’s United common stock on the date the merger was announced, on the date that the proxy statement/prospectus relating to the merger is mailed to the Company’s shareholders and on the date on which Company shareholders vote on a proposal to adopt the merger agreement at a special meeting of shareholders. There will be no adjustment to the consideration paid to Company shareholders in the merger for changes in the market price of either shares of People’s United common stock or Company common stock.

The market price of People’s United common stock could be subject to significant fluctuations due to changes in sentiment in the market regarding People’s United’s operations or business prospects, including market sentiment regarding People’s United’s entry into the merger agreement. These risks may be affected by:

•	operating results that vary from the expectations of People’s United’s management or of securities analysts and investors;

•	developments in People’s United’s business or in the financial services sector generally;

•	regulatory or legislative changes affecting People’s United’s industry generally or its business and operations;

•	operating and securities price performance of companies that investors consider to be comparable to People’s United;

•	changes in estimates or recommendations by securities analysts or rating agencies;

•	announcements of strategic developments, acquisitions, dispositions, financings and other material events by People’s United or its competitors; and

•	changes in global financial markets and economies and general market conditions, such as interest or foreign exchange rates, stock, commodity, credit or asset valuations or volatility.

Accordingly, at the time Company shareholders must decide whether to adopt the merger agreement at the special meeting, they will not necessarily know or be able to calculate the value of the merger consideration they would be entitled to receive upon completion of the merger. Company shareholders are encouraged to obtain current market quotations for both People’s United common stock and Company common stock.

The merger agreement may be terminated in accordance with its terms, and the merger may not be completed.

The merger agreement is subject to a number of conditions that must be fulfilled in order to complete the merger. These conditions to the closing of the merger may not be fulfilled in a timely manner or at all, and, accordingly, the merger may be delayed or may not be completed. In addition, if the merger is not completed by June 26, 2017, either People’s United or the Company may choose not to proceed with the merger, and the parties may mutually decide to terminate the merger agreement at any time. In addition, People’s United and the Company may elect to terminate the merger agreement in certain other circumstances and the Company may be required to pay a termination fee.

Failure to complete the merger could negatively impact the stock price, future business and financial results of the Company.

If the merger is not completed, the ongoing business of the Company may be adversely affected, and the Company will be subject to several risks, including the following:

•	the Company may be required, under certain circumstances, to pay People’s United a termination fee of $16 million under the merger agreement;

•	the Company will be required to pay certain costs relating to the merger, whether or not the merger is completed, such as legal, accounting, financial advisor and printing fees;

•	under the merger agreement, the Company is subject to certain restrictions on the conduct of its business prior to completing the merger, which may adversely affect its ability to execute certain of its business strategies; and

•	matters relating to the merger may require substantial commitments of time and resources by Company management, which could otherwise have been devoted to other opportunities that may have been beneficial to the Company.

In addition, if the merger is not completed, the Company may experience negative reactions from the financial markets and from its customers and employees. For example, the Company’s business may be impacted adversely by the failure to pursue other beneficial opportunities due to the focus of management on the merger, without realizing any of the anticipated benefits of completing the merger. The market price of Company common stock could decline to the extent that the current market price reflects a market assumption that the merger will be completed. The Company also could be subject to litigation related to any failure to complete the merger or to proceedings commenced against the Company to perform its obligations under the merger agreement. If the merger is not completed, the Company cannot assure its shareholders that the risks described above will not materialize and will not materially affect the business, financial results and stock price of the Company.

Lawsuits challenging the merger have been filed against the Company, the Company’s board of directors and People’s United, and an adverse judgment in any such lawsuit or any future similar lawsuits may prevent the merger from becoming effective or from becoming effective within the expected timeframe.

The Company, its board of directors and People’s United are named as defendants in two purported class action lawsuits in the Supreme Court of the State of New York, Suffolk County, challenging the merger and seeking, among other things, to enjoin the defendants from completing the merger on the agreed-upon terms, and rescission of the merger and/or awarding of damages to the extent the merger is completed. Additional plaintiffs may also file lawsuits against the Company or People’s United and/or their directors and officers in connection with the merger. The outcome of any such litigation is uncertain. If the cases are not resolved, these lawsuits could prevent or delay completion of the merger and result in substantial costs to the Company, including any costs associated with the indemnification of directors and officers.

One of the conditions to the closing of the merger is that no order, injunction or decree issued by any court or agency of competent jurisdiction or other legal restraint or prohibition that prevents the consummation of the merger or any of the other transactions contemplated by the merger agreement be in effect. If any plaintiff were successful in obtaining an injunction prohibiting the Company or People’s United from completing the merger on the agreed upon terms, then such injunction may prevent the merger from becoming effective or from becoming effective within the expected timeframe.

The merger is subject to the receipt of consents and approvals from governmental entities that may delay the date of completion of the merger or impose conditions that could have an adverse effect on the combined company following the merger.

Before the merger may be completed, various approvals or consents must be obtained from governmental authorities. Satisfying the requirements of these governmental entities may delay the date of completion of the merger. In addition, these governmental entities may include conditions on the completion of the merger or require changes to the terms of the merger. While the Company does not currently expect that any such conditions or changes would result in a material adverse effect on the combined company following the merger, there can be no assurance that they will not, and such conditions or changes could have the effect of delaying completion of the merger or imposing additional costs on or limiting the revenues of the combined company following the merger, any of which might have a material adverse effect on the combined company following the merger.

The Company will be subject to business uncertainties and contractual restrictions while the merger is pending.

Uncertainty about the effect of the merger on employees and customers may have an adverse effect on the Company. These uncertainties may impair the Company’s ability to attract, retain and motivate key personnel until the merger is completed and could cause customers and others that deal with the Company to seek to change existing business relationships with the Company. Retention of certain employees may be challenging while the merger is pending, as certain employees may experience uncertainty about their future roles with the combined company. If key employees depart because of issues relating to the uncertainty and difficulty of integration or a desire not to remain with the combined company, the Company’s business could be harmed. In addition, the merger agreement restricts the Company from making certain acquisitions and taking other specified actions until the merger occurs without the consent of People’s United. These restrictions may prevent the Company from pursuing attractive business opportunities that may arise prior to the completion of the merger.

If the merger is not completed, the Company will have incurred substantial expenses without realizing the expected benefits of the merger.

The Company has incurred and will incur substantial expenses in connection with the negotiation and completion of the transactions contemplated by the merger agreement. If the merger is not completed, the Company would have to recognize these expenses without realizing the expected benefits of the merger.

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

SUFFOLK BANCORP

Dated: August 2, 2016	/s/ Howard C. Bluver
Howard C. Bluver
President & Chief Executive Officer
(principal executive officer)

Dated: August 2, 2016	/s/ Brian K. Finneran
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