Form 10-Q
period 2016-09-30
SUFFOLK BANCORP
filed 2016-11-02
CIK 754673

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: SEPTEMBER 30, 2016

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

Yes ☐   No ☒

As of October 21, 2016, there were 11,911,620 shares of registrant’s Common Stock outstanding.

SUFFOLK BANCORP
Form 10-Q
For the Quarterly Period Ended September 30, 2016

PART I
ITEM 1. – FINANCIAL STATEMENTS

SUFFOLK BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CONDITION (UNAUDITED)
September 30, 2016 and December 31, 2015
(dollars in thousands, except per share data)

	September 30, 2016	December 31, 2015
ASSETS
Cash and cash equivalents
Cash and non-interest-bearing deposits due from banks	$40,086	$75,272
Interest-bearing deposits due from banks	141,843	22,814
Total cash and cash equivalents	181,929	98,086
Federal Reserve and Federal Home Loan Bank stock and other investments	4,528	10,756
Investment securities:
Available for sale, at fair value	194,273	247,099
Held to maturity (fair value of $19,633 and $63,272, respectively)	18,896	61,309
Total investment securities	213,169	308,408
Loans	1,710,786	1,666,447
Allowance for loan losses	20,465	20,685
Net loans	1,690,321	1,645,762
Loans held for sale	1,504	1,666
Premises and equipment, net	25,289	23,240
Bank-owned life insurance	53,418	52,383
Deferred tax assets, net	12,445	15,845
Accrued interest and loan fees receivable	5,840	5,859
Goodwill and other intangibles	2,761	2,864
Other real estate owned ("OREO")	650	-
Other assets	4,621	3,723
TOTAL ASSETS	$2,196,475	$2,168,592

LIABILITIES & STOCKHOLDERS' EQUITY
Demand deposits	$867,178	$787,944
Savings, N.O.W. and money market deposits	857,790	768,036
Subtotal core deposits	1,724,968	1,555,980
Time deposits	219,232	224,643
Total deposits	1,944,200	1,780,623
Borrowings	15,000	165,000
Unfunded pension liability	6,416	6,428
Capital leases	4,298	4,395
Other liabilities	11,863	14,888
TOTAL LIABILITIES	1,981,777	1,971,334
COMMITMENTS AND CONTINGENT LIABILITIES
STOCKHOLDERS' EQUITY
Common stock (par value $2.50; 15,000,000 shares authorized; issued 14,073,159 and 13,966,292, respectively; outstanding 11,907,421 and 11,800,554, respectively)	35,183	34,916
Surplus	48,520	46,239
Retained earnings	142,632	130,093
Treasury stock at par (2,165,738 shares)	(5,414)	(5,414)
Accumulated other comprehensive loss, net of tax	(6,223)	(8,576)
TOTAL STOCKHOLDERS' EQUITY	214,698	197,258
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,196,475	$2,168,592

See accompanying notes to unaudited condensed consolidated financial statements.

SUFFOLK BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
For the Three and Nine Months Ended September 30, 2016 and 2015
(dollars in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
INTEREST INCOME
Loans and loan fees	$17,545	$15,798	$52,808	$46,362
U.S. Government agency obligations	47	530	662	1,602
Obligations of states and political subdivisions	791	1,114	2,709	3,725
Collateralized mortgage obligations	91	149	270	507
Mortgage-backed securities	464	441	1,401	1,329
Corporate bonds	161	96	469	179
Federal funds sold, securities purchased under agreements to resell and interest-bearing deposits due from banks	133	7	191	50
Dividends	92	71	275	221
Total interest income	19,324	18,206	58,785	53,975
INTEREST EXPENSE
Savings, N.O.W. and money market deposits	539	338	1,562	906
Time deposits	331	396	1,015	1,043
Borrowings	66	94	474	310
Total interest expense	936	828	3,051	2,259
Net interest income	18,388	17,378	55,734	51,716
(Credit) provision for loan losses	(350)	350	(100)	600
Net interest income after (credit) provision for loan losses	18,738	17,028	55,834	51,116
NON-INTEREST INCOME
Service charges on deposit accounts	523	749	1,913	2,319
Other service charges, commissions and fees	793	759	2,088	2,032
Net gain on sale of securities available for sale	523	133	547	319
Net gain on sale of portfolio loans	-	370	457	568
Net gain on sale of mortgage loans originated for sale	100	85	247	290
Income from bank-owned life insurance	344	306	1,035	918
Other operating income	39	25	168	122
Total non-interest income	2,322	2,427	6,455	6,568
OPERATING EXPENSES
Employee compensation and benefits	8,518	7,980	25,666	25,102
Occupancy expense	1,337	1,401	4,125	4,236
Equipment expense	494	410	1,341	1,199
Consulting and professional services	476	609	1,578	1,491
FDIC assessment	303	226	887	802
Data processing	156	506	569	1,590
Merger costs	644	-	644	-
Other operating expenses	1,539	1,536	5,128	4,530
Total operating expenses	13,467	12,668	39,938	38,950
Income before income tax expense	7,593	6,787	22,351	18,734
Income tax expense	2,118	1,864	6,253	4,684
NET INCOME	$5,475	$4,923	$16,098	$14,050
EARNINGS PER COMMON SHARE - BASIC	$0.46	$0.42	$1.36	$1.20
EARNINGS PER COMMON SHARE - DILUTED	$0.46	$0.42	$1.35	$1.19
WEIGHTED AVERAGE COMMON SHARES - BASIC	11,901,866	11,785,731	11,868,990	11,743,076
WEIGHTED AVERAGE COMMON SHARES - DILUTED	12,000,351	11,863,299	11,950,595	11,817,899

See accompanying notes to unaudited condensed consolidated financial statements.

SUFFOLK BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
For the Three and Nine Months Ended September 30, 2016 and 2015
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Net income	$5,475	$4,923	$16,098	$14,050
Other comprehensive (loss) income, net of tax and reclassification adjustments:
Change in unrealized (loss) gain on securities available for sale arising during the period, net of tax of ($755), $700, $756 and $354, respectively	(1,135)	1,008	1,031	479
Change in unrealized gain on securities transferred from available for sale to held to maturity, net of tax of $280, $14, $879 and $67, respectively	411	55	1,322	136
Total other comprehensive (loss) income, net of tax	(724)	1,063	2,353	615
Total comprehensive income	$4,751	$5,986	$18,451	$14,665

See accompanying notes to unaudited condensed consolidated financial statements.

SUFFOLK BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)
For the Nine Months Ended September 30, 2016 and 2015
(dollars in thousands, except per share data)

	Nine Months Ended September 30,
	2016	2015
Common stock
Balance, January 1	$34,916	$34,591
Dividend reinvestment (66,365 and 23,524 shares issued, respectively)	166	59
Stock options exercised (39,334 shares issued in 2015)	-	98
Stock-based compensation	101	142
Ending balance	35,183	34,890
Surplus
Balance, January 1	46,239	44,230
Dividend reinvestment	1,619	501
Stock options exercised	-	441
Stock-based compensation	662	484
Ending balance	48,520	45,656
Retained earnings
Balance, January 1	130,093	116,169
Net income	16,098	14,050
Cash dividends on common stock ($0.30 and $0.22 per share, respectively)	(3,559)	(2,583)
Ending balance	142,632	127,636
Treasury stock
Balance, January 1	(5,414)	(5,414)
Ending balance	(5,414)	(5,414)
Accumulated other comprehensive loss, net of tax
Balance, January 1	(8,576)	(6,843)
Other comprehensive income	2,353	615
Ending balance	(6,223)	(6,228)
Total stockholders' equity	$214,698	$196,540

See accompanying notes to unaudited condensed consolidated financial statements.

SUFFOLK BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
For the Nine Months Ended September 30, 2016 and 2015
(in thousands)

	Nine Months Ended September 30,
	2016	2015
NET INCOME	$16,098	$14,050
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES
(Credit) provision for loan losses	(100)	600
Depreciation and amortization	1,788	1,740
Stock-based compensation - net	763	626
Net amortization of premiums	874	863
Originations of mortgage loans held for sale	(34,482)	(31,613)
Proceeds from sale of mortgage loans originated for sale	34,892	32,517
Gain on sale of mortgage loans originated for sale	(247)	(290)
Gain on sale of portfolio loans	(457)	(568)
Decrease in other intangibles	103	76
Deferred tax expense	1,768	872
Decrease (increase) in accrued interest and loan fees receivable	19	(673)
(Increase) decrease in other assets	(899)	1,377
Adjustment to unfunded pension liability	(12)	(334)
Decrease in other liabilities	(3,026)	(1,598)
Income from bank-owned life insurance	(1,035)	(918)
Net gain on sale and calls of securities available for sale	(547)	(319)
Net cash provided by operating activities	15,500	16,408
CASH FLOWS FROM INVESTING ACTIVITIES
Principal payments on investment securities - available for sale	6,661	8,030
Proceeds from sale of investment securities - available for sale	6,615	10,080
Maturities and calls of investment securities - available for sale	54,290	26,505
Purchases of investment securities - available for sale	(13,188)	(6,800)
Maturities and calls of investment securities - held to maturity	44,521	1,957
Purchases of investment securities - held to maturity	-	(6,000)
Decrease in interest-bearing time deposits in other banks	-	10,000
Decrease in Federal Reserve and Federal Home Loan Bank stock and other investments	6,228	3,019
Proceeds from sale of portfolio loans	49,184	49,871
Loan originations - net	(93,837)	(227,745)
Purchases of premises and equipment - net	(3,837)	(1,243)
Net cash provided by (used in) investing activities	56,637	(132,326)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposit accounts	163,577	239,771
Net decrease in short-term borrowings	(150,000)	(95,000)
Net increase in long-term borrowings	-	15,000
Proceeds from stock options exercised	-	539
Cash dividends paid on common stock	(3,559)	(2,583)
Proceeds from shares issued under the dividend reinvestment plan	1,785	560
Decrease in capital lease payable	(97)	(85)
Net cash provided by financing activities	11,706	158,202
NET INCREASE IN CASH AND CASH EQUIVALENTS	83,843	42,284
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	98,086	55,516
CASH AND CASH EQUIVALENTS, END OF PERIOD	$181,929	$97,800
SUPPLEMENTAL DATA:
Interest paid	$3,093	$2,208
Income taxes paid	$4,146	$3,148
Loans transferred to held-for-sale	$48,670	$24,164
Loans transferred to OREO	$650	$-

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

On June 26, 2016, the Company entered into an Agreement and Plan of Merger (the “merger agreement”) with People’s United Financial, Inc. (“People’s United”) pursuant to which the Company will merge into People’s United (the “merger”). People’s United will be the surviving corporation in the merger. Subject to the terms and conditions of the merger agreement, the Company’s shareholders will have the right to receive 2.225 shares of People’s United common stock in exchange for each share of Company common stock. The merger agreement was adopted by the Company’s shareholders on October 13, 2016. The closing of the merger remains subject to regulatory approvals and other customary conditions.

In the opinion of the Company’s management, the preceding unaudited interim condensed consolidated financial statements contain all adjustments, consisting of normal accruals, necessary for a fair presentation of the Company’s condensed consolidated statement of condition as of September 30, 2016, its condensed consolidated statements of income for the three and nine months ended September 30, 2016 and 2015, its condensed consolidated statements of comprehensive income for the three and nine months ended September 30, 2016 and 2015, its condensed consolidated statements of changes in stockholders’ equity for the nine months ended September 30, 2016 and 2015 and its condensed consolidated statements of cash flows for the nine months ended September 30, 2016 and 2015.

The preceding unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X, as well as in accordance with predominant practices within the banking industry. They do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates. The results of operations for the three and nine months ended September 30, 2016 are not necessarily indicative of the results of operations to be expected for the remainder of the year. For further information, please refer to the audited consolidated financial statements and footnotes thereto included in the Company’s 2015 Annual Report on Form 10-K.

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

The reconciliation of basic and diluted weighted average number of common shares outstanding for the three and nine months ended September 30, 2016 and 2015 follows.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Weighted average common shares outstanding	11,788,825	11,674,697	11,752,237	11,636,155
Weighted average unvested restricted shares	113,041	111,034	116,753	106,921
Weighted average shares for basic earnings per share	11,901,866	11,785,731	11,868,990	11,743,076
Additional diluted shares:
Stock options	98,485	77,568	81,605	74,823
Weighted average shares for diluted earnings per share	12,000,351	11,863,299	11,950,595	11,817,899

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

Other Real Estate Owned (“OREO”) - Property acquired through foreclosure, or OREO, is initially stated at the lower of cost or fair value less estimated selling costs. Losses arising at the time of the acquisition of property are charged against the allowance for loan losses. Any additional write-downs to the carrying value of these assets that may be required, as well as the cost of maintaining and operating these foreclosed properties, are charged to expense. The Company held OREO amounting to $650 thousand at September 30, 2016 resulting from the addition of one residential property during the first quarter of 2016.

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

Recent Accounting Guidance – In August 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-15, Statement of Cash Flows (Topic 230), “Classification of Certain Cash Receipts and Cash Payments.” ASU 2016-15 clarifies whether the following items should be categorized as operating, investing or financing in the statement of cash flows: (i) debt prepayments and extinguishment costs, (ii) settlement of zero-coupon debt, (iii) settlement of contingent consideration, (iv) insurance proceeds, (v) settlement of corporate-owned life insurance (COLI) and bank-owned life insurance (BOLI) policies, (vi) distributions from equity method investees, (vii) beneficial interests in securitization transactions, and (viii) receipts and payments with aspects of more than one class of cash flows. For public business entities that are U.S. Securities and Exchange Commission filers, like the Company, the amendments are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. An entity that elects early adoption must adopt all of the amendments in the same period. The amendments in this ASU should be applied using a retrospective transition method to each period presented. If it is impracticable to apply the amendments retrospectively for some of the issues, the amendments for those issues would be applied prospectively as of the earliest date practicable. The Company is currently evaluating the impact of the pending adoption of the ASU on its consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326), “Measurement of Credit Losses on Financial Instruments.” ASU 2016-13 significantly changes the impairment model for most financial assets that are measured at amortized cost and certain other instruments from an incurred loss model to an expected loss model and provides for recording credit losses on available-for-sale debt securities through an allowance account. The ASU also requires certain incremental disclosures. For public business entities, the amendments are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for all entities beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently evaluating the impact of the pending adoption of the ASU on its consolidated financial statements.

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

2. ACCUMULATED OTHER COMPREHENSIVE INCOME/LOSS (“AOCI”)
The changes in the Company’s AOCI by component, net of tax, for the three and nine months ended September 30, 2016 and 2015 follow (in thousands).

	Three Months Ended September 30, 2016				Three Months Ended September 30, 2015
	Unrealized Gains and Losses on Available for Sale Securities	Unrealized Losses on Securities Transferred from Available for Sale to Held to Maturity	Pension and Post- Retirement Plan Items	Total	Unrealized Gains and Losses on Available for Sale Securities	Unrealized Losses on Securities Transferred from Available for Sale to Held to Maturity	Pension and Post- Retirement Plan Items	Total
Beginning balance	$3,602	$(484)	$(8,617)	$(5,499)	$2,108	$(1,724)	$(7,675)	$(7,291)
Other comprehensive (loss) income before reclassifications	(826)	-	-	(826)	1,087	-	-	1,087
Amounts reclassified from AOCI	(309)	411	-	102	(79)	55	-	(24)
Net other comprehensive (loss) income	(1,135)	411	-	(724)	1,008	55	-	1,063
Ending balance	$2,467	$(73)	$(8,617)	$(6,223)	$3,116	$(1,669)	$(7,675)	$(6,228)

	Nine Months Ended September 30, 2016				Nine Months Ended September 30, 2015
	Unrealized Gains and Losses on Available for Sale Securities	Unrealized Losses on Securities Transferred from Available for Sale to Held to Maturity	Pension and Post- Retirement Plan Items	Total	Unrealized Gains and Losses on Available for Sale Securities	Unrealized Losses on Securities Transferred from Available for Sale to Held to Maturity	Pension and Post- Retirement Plan Items	Total
Beginning balance	$1,436	$(1,395)	$(8,617)	$(8,576)	$2,637	$(1,805)	$(7,675)	$(6,843)
Other comprehensive income before reclassifications	1,354	-	-	1,354	670	-	-	670
Amounts reclassified from AOCI	(323)	1,322	-	999	(191)	136	-	(55)
Net other comprehensive income	1,031	1,322	-	2,353	479	136	-	615
Ending balance	$2,467	$(73)	$(8,617)	$(6,223)	$3,116	$(1,669)	$(7,675)	$(6,228)

Reclassifications out of AOCI for the three and nine months ended September 30, 2016 and 2015 follow (in thousands).

	Amount Reclassified from AOCI
	Three Months Ended September 30,		Nine Months Ended September 30,		Affected Line Item in the Statement
Details about AOCI Components	2016	2015	2016	2015	Where Net Income is Presented
Unrealized gains and losses on available for sale securities	$523	$133	$547	$319	Net gain on sale of securities available for sale
Unrealized losses on securities transferred from available for sale to held to maturity	(690)	(69)	(2,200)	(203)	Interest income - U.S. Government agency obligations
Subtotal, pre-tax	(167)	64	(1,653)	116
Income tax effect	65	(40)	654	(61)	Income tax expense
Total, net of tax	$(102)	$24	$(999)	$55

3. INVESTMENT SECURITIES
At the time of purchase of a security, the Company designates the security as either available for sale, trading or held to maturity, depending upon investment objectives, liquidity needs and intent.

In 2014, investment securities with a fair value of $48 million and an unrealized loss of $3.2 million were transferred from available for sale to held to maturity. In accordance with U.S. GAAP, the securities were transferred at fair value, which became the amortized cost. The discount, equal to the unrealized holding losses at the date of transfer, is being accreted to interest income over the remaining life of the securities. The unrealized holding losses at the date of transfer remained in AOCI and are being amortized simultaneously against interest income. Those amounts offset or mitigate each other.

The amortized cost, fair value and gross unrealized gains and losses of the Company’s investment securities available for sale and held to maturity at September 30, 2016 and December 31, 2015 were as follows (in thousands):

	September 30, 2016				December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale:
U.S. Government agency securities	$-	$-	$-	$-	$28,977	$2	$(463)	$28,516
Obligations of states and political subdivisions	69,239	2,719	-	71,958	100,215	4,467	-	104,682
Collateralized mortgage obligations	18,412	57	(73)	18,396	15,795	2	(248)	15,549
Mortgage-backed securities	93,442	1,864	(12)	95,294	93,719	39	(1,316)	92,442
Corporate bonds	9,000	-	(375)	8,625	6,000	-	(90)	5,910
Total available for sale securities	190,093	4,640	(460)	194,273	244,706	4,510	(2,117)	247,099
Held to maturity:
U.S. Government agency securities	2,375	125	-	2,500	43,570	1,450	-	45,020
Obligations of states and political subdivisions	10,521	449	-	10,970	11,739	536	-	12,275
Corporate bonds	6,000	163	-	6,163	6,000	7	(30)	5,977
Total held to maturity securities	18,896	737	-	19,633	61,309	1,993	(30)	63,272
Total investment securities	$208,989	$5,377	$(460)	$213,906	$306,015	$6,503	$(2,147)	$310,371

At September 30, 2016 and December 31, 2015, investment securities carried at $180 million and $261 million, respectively, were pledged primarily for public funds on deposit and as collateral for the Company’s derivative swap contracts.

The amortized cost, contractual maturities and fair value of the Company’s investment securities at September 30, 2016 (in thousands) are presented in the table below. Collateralized mortgage obligations (“CMOs”) and mortgage-backed securities (“MBS”) assume maturity dates pursuant to average lives.

	September 30, 2016
	Amortized Cost	Fair Value
Securities available for sale:
Due in one year or less	$22,134	$22,402
Due from one to five years	129,676	133,050
Due from five to ten years	38,283	38,821
Total securities available for sale	190,093	194,273
Securities held to maturity:
Due in one year or less	2,636	2,714
Due from one to five years	1,344	1,393
Due from five to ten years	8,375	8,663
Due after ten years	6,541	6,863
Total securities held to maturity	18,896	19,633
Total investment securities	$208,989	$213,906

The proceeds from sales of securities available for sale and the associated realized gains and losses are shown below (in thousands) for the periods indicated. Realized gains are also inclusive of gains on called securities.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Proceeds	$6,615	$3,077	$6,615	$10,080

Gross realized gains	$523	$133	$547	$334
Gross realized losses	-	-	-	(15)
Net realized gains	$523	$133	$547	$319

Information pertaining to securities with unrealized losses at September 30, 2016 and December 31, 2015, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows (in thousands):

	Less than 12 months		12 months or longer		Total
September 30, 2016	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Collateralized mortgage obligations	$6,159	$(50)	$1,868	$(23)	$8,027	$(73)
Mortgage-backed securities	6,512	(12)	-	-	6,512	(12)
Corporate bonds	2,925	(75)	5,700	(300)	8,625	(375)
Total	$15,596	$(137)	$7,568	$(323)	$23,164	$(460)

	Less than 12 months		12 months or longer		Total
December 31, 2015	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government agency securities	$16,744	$(233)	$9,770	$(230)	$26,514	$(463)
Collateralized mortgage obligations	1,831	(4)	8,200	(244)	10,031	(248)
Mortgage-backed securities	66,804	(884)	17,936	(432)	84,740	(1,316)
Corporate bonds	8,880	(120)	-	-	8,880	(120)
Total	$94,259	$(1,241)	$35,906	$(906)	$130,165	$(2,147)

The CMOs with unrealized losses for twelve months or longer at September 30, 2016 are issued or guaranteed by U.S. Government agencies or sponsored enterprises. The corporate bonds with unrealized losses for twelve months or longer at September 30, 2016 carry investment grade ratings by all major credit rating agencies including Moody’s and Standard & Poor’s. In all cases, the unrealized losses on these bonds were a result of overall market conditions including the current interest rate environment and general market liquidity. The losses were not related to a deterioration of the quality of the issuer or any company-specific adverse events. The Company does not intend to sell and it is not more likely than not that the Company will be required to sell these securities prior to their recovery to a level equal to or greater than amortized cost. Management has determined that no OTTI was present at September 30, 2016.

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

In conjunction with the sale of Visa Class B shares in 2013, the Company entered into derivative swap contracts with the purchaser of these Visa Class B shares which provide for settlements between the purchaser and the Company based upon a change in the conversion ratio of Visa Class B shares into Visa Class A shares. The Company’s recorded liability representing the fair value of the derivative was $752 thousand at September 30, 2016 and December 31, 2015.

The present value of estimated future fees to be paid to the derivative counterparty, or carrying costs, calculated by reference to the market price of the Visa Class A shares at a fixed rate of interest are expensed as incurred. For the three months ended September 30, 2016 and 2015, $87 thousand and $73 thousand, respectively, in such carrying costs was expensed. For the nine months ended September 30, 2016 and 2015, $243 thousand and $214 thousand, respectively, in such carrying costs was expensed. The Company has pledged mortgage-backed securities of U.S. Government-sponsored enterprises held in its available for sale portfolio, with a market value of approximately $3 million at September 30, 2016, as collateral for the derivative swap contracts. The Company had pledged U.S. Government agency securities held in its available for sale portfolio, with a market value of approximately $3 million at December 31, 2015, as collateral for such contracts.

Subjectivity has been used in estimating the fair value of both the derivative liability and the associated fees, but management believes that these fair value estimates are adequate based on available information. However, future developments in the litigation could require potentially significant changes to these estimates.

At September 30, 2016 and December 31, 2015, the Company still owned 38,638 Visa Class B shares subsequent to the sales described here. Upon termination of the existing transfer restriction and settlement of the litigation, and to the extent that the Company continues to own such Visa Class B shares in the future, the Company expects to record its Visa Class B shares at fair value.

4. LOANS
At September 30, 2016 and December 31, 2015, net loans disaggregated by class consisted of the following (in thousands):

	September 30, 2016	December 31, 2015
Commercial and industrial	$210,510	$189,769
Commercial real estate	728,562	696,787
Multifamily	418,108	426,549
Mixed use commercial	82,527	78,787
Real estate construction	43,190	37,233
Residential mortgages	180,831	186,313
Home equity	42,407	44,951
Consumer	4,651	6,058
Gross loans	1,710,786	1,666,447
Allowance for loan losses	(20,465)	(20,685)
Net loans at end of period	$1,690,321	$1,645,762

There were no loans in the process of foreclosure collateralized by residential real estate property at September 30, 2016.

The following summarizes the activity in the allowance for loan losses disaggregated by class for the periods indicated (in thousands).

	Three Months Ended September 30, 2016					Three Months Ended September 30, 2015
	Balance at beginning of period	Charge- offs	Recoveries	Provision (credit) for loan losses	Balance at end of period	Balance at beginning of period	Charge- offs	Recoveries	(Credit) provision for loan losses	Balance at end of period
Commercial and industrial	$1,814	$(216)	$48	$226	$1,872	$2,073	$(252)	$138	$(62)	$1,897
Commercial real estate	7,746	-	14	48	7,808	6,000	-	10	420	6,430
Multifamily	4,898	-	-	(721)	4,177	4,065	-	-	252	4,317
Mixed use commercial	842	-	-	(78)	764	465	-	-	129	594
Real estate construction	456	-	-	48	504	478	-	-	8	486
Residential mortgages	2,193	-	-	(104)	2,089	2,571	-	4	120	2,695
Home equity	580	-	4	(40)	544	672	-	10	(6)	676
Consumer	60	(1)	1	1	61	150	(1)	5	(29)	125
Unallocated	2,376	-	-	270	2,646	3,577	-	-	(482)	3,095
Total	$20,965	$(217)	$67	$(350)	$20,465	$20,051	$(253)	$167	$350	$20,315

	Nine Months Ended September 30, 2016					Nine Months Ended September 30, 2015
	Balance at beginning of period	Charge- offs	Recoveries	Provision (credit) for loan losses	Balance at end of period	Balance at beginning of period	Charge- offs	Recoveries	(Credit) provision for loan losses	Balance at end of period
Commercial and industrial	$1,875	$(216)	$121	$92	$1,872	$1,560	$(744)	$1,174	$(93)	$1,897
Commercial real estate	7,019	-	32	757	7,808	6,777	-	28	(375)	6,430
Multifamily	4,688	-	-	(511)	4,177	4,018	-	-	299	4,317
Mixed use commercial	766	-	-	(2)	764	261	-	-	333	594
Real estate construction	386	-	-	118	504	383	-	-	103	486
Residential mortgages	2,476	-	5	(392)	2,089	3,027	-	31	(363)	2,695
Home equity	639	(8)	9	(96)	544	709	-	17	(50)	676
Consumer	106	(68)	5	18	61	166	(11)	20	(50)	125
Unallocated	2,730	-	-	(84)	2,646	2,299	-	-	796	3,095
Total	$20,685	$(292)	$172	$(100)	$20,465	$19,200	$(755)	$1,270	$600	$20,315

At September 30, 2016 and December 31, 2015, the ending balance in the allowance for loan losses disaggregated by class and impairment methodology is as follows (in thousands). Also in the tables below are total loans at September 30, 2016 and December 31, 2015 disaggregated by class and impairment methodology (in thousands).

	Allowance for Loan Losses			Loan Balances
September 30, 2016	Individually evaluated for impairment	Collectively evaluated for impairment	Ending balance	Individually evaluated for impairment	Collectively evaluated for impairment	Ending balance
Commercial and industrial	$-	$1,872	$1,872	$4,157	$206,353	$210,510
Commercial real estate	-	7,808	7,808	3,590	724,972	728,562
Multifamily	-	4,177	4,177	-	418,108	418,108
Mixed use commercial	-	764	764	-	82,527	82,527
Real estate construction	-	504	504	-	43,190	43,190
Residential mortgages	426	1,663	2,089	4,909	175,922	180,831
Home equity	136	408	544	1,655	40,752	42,407
Consumer	25	36	61	214	4,437	4,651
Unallocated	-	2,646	2,646	-	-	-
Total	$587	$19,878	$20,465	$14,525	$1,696,261	$1,710,786

	Allowance for Loan Losses			Loan Balances
December 31, 2015	Individually evaluated for impairment	Collectively evaluated for impairment	Ending balance	Individually evaluated for impairment	Collectively evaluated for impairment	Ending balance
Commercial and industrial	$-	$1,875	$1,875	$2,872	$186,897	$189,769
Commercial real estate	-	7,019	7,019	4,334	692,453	696,787
Multifamily	-	4,688	4,688	-	426,549	426,549
Mixed use commercial	-	766	766	-	78,787	78,787
Real estate construction	-	386	386	-	37,233	37,233
Residential mortgages	559	1,917	2,476	5,817	180,496	186,313
Home equity	170	469	639	1,683	43,268	44,951
Consumer	48	58	106	379	5,679	6,058
Unallocated	-	2,730	2,730	-	-	-
Total	$777	$19,908	$20,685	$15,085	$1,651,362	$1,666,447

The following table presents the Company’s impaired loans disaggregated by class at September 30, 2016 and December 31, 2015 (in thousands).

	September 30, 2016			December 31, 2015
	Unpaid Principal Balance	Recorded Balance	Allowance Allocated	Unpaid Principal Balance	Recorded Balance	Allowance Allocated
With no allowance recorded:
Commercial and industrial	$4,157	$4,157	$-	$2,869	$2,869	$-
Commercial real estate	4,009	3,590	-	4,753	4,334	-
Residential mortgages	3,021	2,892	-	3,076	2,947	-
Home equity	1,301	1,301	-	1,233	1,233	-
Consumer	121	121	-	207	207	-
Subtotal	12,609	12,061	-	12,138	11,590	-

With an allowance recorded:
Commercial and industrial	-	-	-	3	3	-
Residential mortgages	2,017	2,017	426	2,870	2,870	559
Home equity	371	354	136	586	450	170
Consumer	93	93	25	172	172	48
Subtotal	2,481	2,464	587	3,631	3,495	777
Total	$15,090	$14,525	$587	$15,769	$15,085	$777

The following table presents the Company’s average recorded investment in impaired loans and the related interest income recognized disaggregated by class for the three and nine months ended September 30, 2016 and 2015 (in thousands). No interest income was recognized on a cash basis on impaired loans for any of the periods presented. The interest income recognized on accruing impaired loans is shown in the following table.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016		2015		2016		2015
	Average recorded investment in impaired loans	Interest income recognized on impaired loans	Average recorded investment in impaired loans	Interest income recognized on impaired loans	Average recorded investment in impaired loans	Interest income recognized on impaired loans	Average recorded investment in impaired loans	Interest income recognized on impaired loans
Commercial and industrial	$4,322	$68	$2,322	$226	$4,034	$103	$3,331	$485
Commercial real estate	3,567	59	6,213	48	4,090	135	8,590	647
Residential mortgages	4,936	52	5,817	166	5,248	148	5,604	245
Home equity	1,658	17	1,752	15	1,658	48	1,687	43
Consumer	215	3	349	5	270	10	374	11
Total	$14,698	$199	$16,453	$460	$15,300	$444	$19,586	$1,431

TDRs are modifications or renewals where the Company has granted a concession to a borrower in financial distress. The Company reviews all modifications and renewals for determination of TDR status. The Company allocated $473 thousand and $534 thousand of specific reserves to customers whose loan terms have been modified as TDRs as of September 30, 2016 and December 31, 2015, respectively. These loans involved the restructuring of terms to allow customers to mitigate the risk of default by meeting a lower payment requirement based upon their current cash flow. These may also include loans that renewed at existing contractual rates, but below market rates for comparable credit.

At September 30, 2016 and December 31, 2015, $45 thousand was committed to be advanced in connection with TDRs, representing the amount the Company is legally required to advance under existing loan agreements. These loans are not in default under the terms of the loan agreements and are accruing interest. It is the Company’s policy to evaluate advances on such loans on a case-by-case basis. Absent a legal obligation to advance pursuant to the terms of the loan agreement, the Company generally will not advance funds for which it has outstanding commitments, but may do so in certain circumstances.

Outstanding TDRs, disaggregated by class, at September 30, 2016 and December 31, 2015 are as follows (dollars in thousands):

	September 30, 2016		December 31, 2015
TDRs Outstanding	Number of Loans	Outstanding Recorded Balance	Number of Loans	Outstanding Recorded Balance
Commercial and industrial	11	$2,924	17	$1,116
Commercial real estate	4	2,953	5	4,131
Residential mortgages	22	4,724	22	4,653
Home equity	5	1,361	5	1,362
Consumer	6	214	8	301
Total	48	$12,176	57	$11,563

The following presents, disaggregated by class, information regarding TDRs executed during the three and nine months ended September 30, 2016 and 2015 (dollars in thousands):

	Three Months Ended September 30,
	2016			2015
New TDRs	Number of Loans	Pre-Modification Outstanding Recorded Balance	Post-Modification Outstanding Recorded Balance	Number of Loans	Pre-Modification Outstanding Recorded Balance	Post-Modification Outstanding Recorded Balance
Commercial and industrial	2	$2,196	$2,207	1	$8	$8
Home equity	-	-	-	1	192	192
Consumer	-	-	-	1	43	43
Total	2	$2,196	$2,207	3	$243	$243

	Nine Months Ended September 30,
	2016			2015
New TDRs	Number of Loans	Pre-Modification Outstanding Recorded Balance	Post-Modification Outstanding Recorded Balance	Number of Loans	Pre-Modification Outstanding Recorded Balance	Post-Modification Outstanding Recorded Balance
Commercial and Industrial	2	$2,196	$2,207	3	$343	$343
Residential mortgages	-	-	-	2	194	199
Home equity	-	-	-	1	192	192
Consumer	-	-	-	1	43	43
Total	2	$2,196	$2,207	7	$772	$777

Presented below and disaggregated by class is information regarding loans modified as TDRs that had payment defaults of 90 days or more within twelve months of restructuring during the three and nine months ended September 30, 2016 and 2015.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016		2015		2016		2015
Defaulted TDRs	Number of Loans	Outstanding Recorded Balance	Number of Loans	Outstanding Recorded Balance	Number of Loans	Outstanding Recorded Balance	Number of Loans	Outstanding Recorded Balance
Consumer	-	$-	-	$-	-	$-	1	$46
Total	-	$-	-	$-	-	$-	1	$46

Not all loan modifications are TDRs. In some cases, the Company might provide a concession, such as a reduction in interest rate, but the borrower is not experiencing financial distress. This could be the case if the Company is matching a competitor’s interest rate.

At September 30, 2016 and December 31, 2015, non-accrual loans disaggregated by class were as follows (dollars in thousands):

	September 30, 2016				December 31, 2015
	Non- accrual loans	% of Total	Total Loans	% of Total Loans	Non- accrual loans	% of Total	Total Loans	% of Total Loans
Commercial and industrial	$3,602	57.1%	$210,510	0.2%	$1,954	35.3%	$189,769	0.1%
Commercial real estate	2,167	34.3	728,562	0.1	1,733	31.4	696,787	0.1
Multifamily	-	-	418,108	-	-	-	426,549	-
Mixed use commercial	-	-	82,527	-	-	-	78,787	-
Real estate construction	-	-	43,190	-	-	-	37,233	-
Residential mortgages	361	5.7	180,831	0.1	1,358	24.6	186,313	0.1
Home equity	185	2.9	42,407	-	406	7.3	44,951	-
Consumer	-	-	4,651	-	77	1.4	6,058	-
Total	$6,315	100.0%	$1,710,786	0.4%	$5,528	100.0%	$1,666,447	0.3%

Additional interest income of approximately $93 thousand and $138 thousand would have been recorded during the three months ended September 30, 2016 and 2015, respectively, and $315 thousand and $270 thousand during the nine months ended September 30, 2016 and 2015, respectively, if non-accrual loans had performed in accordance with their original terms.

At September 30, 2016 and December 31, 2015, past due loans disaggregated by class were as follows (in thousands).

	Past Due
September 30, 2016	30 - 59 days	60 - 89 days	90 days and over	Total	Current	Total
Commercial and industrial	$334	$31	$3,602	$3,967	$206,543	$210,510
Commercial real estate	278	-	2,167	2,445	726,117	728,562
Multifamily	-	-	-	-	418,108	418,108
Mixed use commercial	-	-	-	-	82,527	82,527
Real estate construction	-	-	-	-	43,190	43,190
Residential mortgages	1,052	-	361	1,413	179,418	180,831
Home equity	297	-	185	482	41,925	42,407
Consumer	1	-	-	1	4,650	4,651
Total	$1,962	$31	$6,315	$8,308	$1,702,478	$1,710,786
% of Total Loans	0.1%	0.0%	0.4%	0.5%	99.5%	100.0%

	Past Due
December 31, 2015	30 - 59 days	60 - 89 days	90 days and over	Total	Current	Total
Commercial and industrial	$21	$-	$1,954	$1,975	$187,794	$189,769
Commercial real estate	-	-	1,733	1,733	695,054	696,787
Multifamily	-	-	-	-	426,549	426,549
Mixed use commercial	-	-	-	-	78,787	78,787
Real estate construction	-	-	-	-	37,233	37,233
Residential mortgages	512	175	1,358	2,045	184,268	186,313
Home equity	336	-	406	742	44,209	44,951
Consumer	2	-	77	79	5,979	6,058
Total	$871	$175	$5,528	$6,574	$1,659,873	$1,666,447
% of Total Loans	0.1%	0.0%	0.3%	0.4%	99.6%	100.0%

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

The following presents the Company’s loan portfolio credit risk profile by internally assigned grade disaggregated by class of loan at September 30, 2016 and December 31, 2015 (in thousands).

	September 30, 2016				December 31, 2015
	Grade				Grade
	Pass	Special mention	Substandard	Total	Pass	Special mention	Substandard	Total
Commercial and industrial	$195,931	$9,227	$5,352	$210,510	$180,024	$3,088	$6,657	$189,769
Commercial real estate	714,401	5,103	9,058	728,562	687,210	6,109	3,468	696,787
Multifamily	418,108	-	-	418,108	426,549	-	-	426,549
Mixed use commercial	80,265	2,262	-	82,527	78,779	-	8	78,787
Real estate construction	42,028	1,162	-	43,190	37,233	-	-	37,233
Residential mortgages	180,299	-	532	180,831	184,781	-	1,532	186,313
Home equity	42,223	-	184	42,407	44,545	-	406	44,951
Consumer	4,651	-	-	4,651	5,939	-	119	6,058
Total	$1,677,906	$17,754	$15,126	$1,710,786	$1,645,060	$9,197	$12,190	$1,666,447
% of Total	98.1%	1.0%	0.9%	100.0%	98.7%	0.6%	0.7%	100.0%

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

The Company did not record any net pension credit or expense for the three months ended September 30, 2016. For the three months ended September 30, 2015, the Company’s net periodic pension credit was $111 thousand, and $13 thousand and $333 thousand, respectively, for the nine months ended September 30, 2016 and 2015.

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

No options were exercised during the first nine months of 2016. The total intrinsic value of options exercised during the first nine months of 2015 was $438 thousand. The total cash received from the 2015 option exercises was $539 thousand, excluding the tax benefit realized. In exercising those options, 39,334 shares of the Company’s common stock were issued.

Both plans provide for but do not require the grant of stock appreciation rights (“SARs”) that the holder may exercise instead of the underlying option. At September 30, 2016, there were 6,000 SARs outstanding related to options granted before 2011, with a total intrinsic value of $30 thousand. When the SAR is exercised, the underlying option is canceled. The optionee receives shares of common stock or cash with a fair market value equal to the excess of the fair value of the shares subject to the option at the time of exercise (or the portion thereof so exercised) over the aggregate option price of the shares set forth in the option agreement. The exercise of SARs is treated as the exercise of the underlying option.

A summary of stock option activity follows:

	Number of Shares	Weighted-Average Exercise Price Per Share
Outstanding, January 1, 2016	185,100	$15.73
Granted	-	-
Exercised	-	-
Forfeited or expired	(3,000)	$34.95
Outstanding, September 30, 2016	182,100	$15.41

The following summarizes shares subject to purchase from stock options outstanding and exercisable as of September 30, 2016:

	Outstanding			Exercisable
Range of Exercise Prices	Shares	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Shares	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price
$10.00 - $14.00	90,000	5.3 years	$11.68	73,334	5.3 years	$11.88
$14.01 - $20.00	83,100	6.8 years	$17.80	78,600	6.8 years	$17.69
$20.01 - $30.00	3,000	2.3 years	$28.30	3,000	2.3 years	$28.30
$30.01 - $40.00	6,000	0.8 years	$32.04	6,000	0.8 years	$32.04
	182,100	5.8 years	$15.41	160,934	5.8 years	$15.78

Restricted Stock Awards
Under the Company’s Amended and Restated 2009 Stock Incentive Plan (the “2009 Plan”), the Company can award options, SARs and restricted stock. During the first nine months of 2016 and 2015, the Company awarded 54,871 and 71,612 shares, respectively, of restricted stock to certain key employees and directors. Generally, the restricted stock awards vest over a three-year period commencing one year from the date of grant at a rate of one-third per year. The fair value at grant date of the 48,899 and 25,948 restricted shares that vested during the first nine months of 2016 and 2015, respectively, was $1.1 million and $585 thousand, respectively. Of the vested shares, 10,380 and 4,787, respectively, were withheld to pay taxes due upon vesting. A summary of restricted stock activity for the first nine months of 2016 follows:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Unvested, January 1, 2016	108,073	$22.94
Granted	54,871	$25.85
Vested	(48,899)	$22.98
Forfeited or expired	(3,989)	$23.38
Unvested, September 30, 2016	110,056	$24.35

The Company recognizes compensation expense for the fair value of stock options and restricted stock on a straight line basis over the requisite service period of the grants. Compensation expense related to stock-based compensation amounted to $763 thousand and $626 thousand for the nine months ended September 30, 2016 and 2015, respectively. The remaining unrecognized compensation cost of approximately $4 thousand and $1.9 million at September 30, 2016 related to stock options and restricted stock, respectively, will be expensed over the remaining weighted average vesting period of approximately 0.2 years and 1.8 years, respectively.

Under the 2009 Plan, a total of 500,000 shares of the Company’s common stock were reserved for issuance, of which 122,428 shares remained for possible issuance at September 30, 2016. There are no remaining shares reserved for issuance under the 1999 Stock Option Plan.

7. INCOME TAXES
The deferred tax assets and liabilities are netted and presented in a single amount which is included in deferred taxes in the accompanying consolidated statements of condition. The realization of deferred tax assets (“DTAs”) (net of a recorded valuation allowance) is largely dependent upon future taxable income, future reversals of existing taxable temporary differences and the ability to carry back losses to available tax years. In assessing the need for a valuation allowance, the Company considers positive and negative evidence, including taxable income in carryback years, scheduled reversals of deferred tax liabilities, expected future taxable income and tax planning strategies. At September 30, 2016, the Company had net operating loss carryforwards of approximately $2.8 million for New York State (“NYS”) income tax purposes, which may be applied against future taxable income. The Company has a full valuation allowance of $138 thousand, tax effected, on the NYS net operating loss carryforward due to the Company’s significant tax-exempt investment income. The valuation allowance may be reversed to income in future periods to the extent that the related DTAs are realized or when the Company returns to consistent, taxable earnings in NYS. The NYS unused net operating loss carryforwards are expected to expire in varying amounts through the year 2032.

The Company had no unrecognized tax benefits at September 30, 2016 and 2015. The Company files income tax returns in the U.S. federal jurisdiction and in New York State. Federal returns are subject to audits by tax authorities. The Company’s Federal tax returns were audited for the tax years 2010 through 2013; there was no significant change in income taxes as a result of these audits.

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

The Office of the Comptroller of the Currency (“OCC”), the Company’s primary bank regulator, established higher capital requirements for the Bank than those set forth in its capital regulations that require the Bank to maintain a tier 1 leverage ratio of at least 9%, a tier 1 risk-based capital ratio of at least 11% and a total risk-based capital ratio of at least 12%. At September 30, 2016, the Bank satisfied the OCC’s regulatory capital requirements as well as these individual minimum capital ratios, although there is no guarantee that the Bank will be able to maintain compliance with these heightened capital ratios.

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

The final capital rules also place limits on capital distributions and certain discretionary bonus payments if a banking organization does not maintain a buffer of common equity tier 1 capital above minimum capital requirements. The capital buffer requirement is being phased in beginning January 1, 2016 at 0.625% per year until it becomes 2.50% in 2019 and thereafter. At September 30, 2016, the Company’s and the Bank’s capital buffers were in excess of both the current and fully phased-in requirements.

The Bank’s capital amounts (in thousands) and ratios are presented in the table that follows. The minimum amounts presented therein reference the minimums required by capital regulations and not the individual minimum capital ratios the OCC established for the Bank.

	Actual capital ratios		Minimum for capital adequacy		Minimum to be Well Capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2016
Total capital to risk-weighted assets	$238,309	13.81%	$138,032	8.00%	$172,541	10.00%
Tier 1 capital to risk-weighted assets	217,604	12.61%	103,524	6.00%	138,032	8.00%
Common equity tier 1 capital to risk-weighted assets	217,604	12.61%	77,643	4.50%	112,151	6.50%
Tier 1 capital to adjusted average assets (leverage)	217,604	9.94%	87,544	4.00%	109,430	5.00%

December 31, 2015
Total capital to risk-weighted assets	$219,562	12.66%	$138,716	8.00%	$173,395	10.00%
Tier 1 capital to risk-weighted assets	198,587	11.45%	104,037	6.00%	138,716	8.00%
Common equity tier 1 capital to risk-weighted assets	198,587	11.45%	78,028	4.50%	112,706	6.50%
Tier 1 capital to adjusted average assets (leverage)	198,587	9.58%	82,905	4.00%	103,632	5.00%

The Company’s tier 1 leverage, common equity tier 1 risk-based, tier 1 risk-based and total risk-based capital ratios were 10.04%, 12.73%, 12.73% and 13.93%, respectively, at September 30, 2016. The Company’s tier 1 leverage, common equity tier 1 risk-based, tier 1 risk-based and total risk-based capital ratios were 9.77%, 11.68%, 11.68% and 12.89%, respectively, at December 31, 2015.

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

The following table presents the carrying amounts and fair values of the Company’s financial instruments (in thousands).

	Level in	September 30, 2016		December 31, 2015
	Fair Value Hierarchy	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Financial Assets:
Cash and due from banks	Level 1	$181,929	$181,929	$98,086	$98,086
Federal Reserve and Federal Home Loan Bank stock and other investments	Level 2	4,528	4,528	10,756	10,756
Investment securities held to maturity	Level 2	18,896	19,633	61,309	63,272
Investment securities available for sale	Level 2	194,273	194,273	247,099	247,099
Loans held for sale	Level 2	1,504	1,504	1,666	1,666
Loans, net of allowance	Level 2, 3 (1)	1,690,321	1,687,501	1,645,762	1,628,169
Accrued interest and loan fees receivable	Level 2	5,840	5,840	5,859	5,859

Financial Liabilities:
Non-maturity deposits	Level 2	1,724,968	1,724,968	1,555,980	1,555,980
Time deposits	Level 2	219,232	219,146	224,643	224,408
Borrowings	Level 2	15,000	15,224	165,000	164,827
Accrued interest payable	Level 2	156	156	198	198
Derivatives	Level 3	752	752	752	752

(1)	Impaired loans are generally classified within Level 3 of the fair value hierarchy.

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

OREO properties are initially recorded at fair value, less estimated costs to sell when acquired, establishing a new cost basis. Adjustments to OREO are measured at fair value, less estimated costs to sell. Fair values are generally based on third party appraisals or realtor evaluations of the property. These appraisals and evaluations may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification. In cases where the carrying amount exceeds the fair value, less estimated costs to sell, an impairment loss is recognized through a valuation allowance, and the property is reported as non-recurring Level 3. No valuation allowance was recorded for OREO at September 30, 2016.

In conjunction with the sale of Visa Class B shares in 2013, the Company entered into derivative swap contracts with the purchaser of its Visa Class B shares. The fair value of these derivatives is measured using an internal model that includes the use of probability weighted scenarios for estimates of Visa’s aggregate exposure to the litigation matters, with consideration of amounts funded by Visa into its escrow account for this litigation. At September 30, 2016, the Company estimates a fair value for these derivatives at approximately 10% of the net proceeds from the Company’s sale of the related Visa Class B shares. Since this estimation process requires application of judgment in developing significant unobservable inputs used to determine the possible outcomes and the probability weighting assigned to each scenario, these derivatives have been classified as Level 3 within the valuation hierarchy. (See also Note 3. Investment Securities contained herein.)

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

Assets measured at fair value on a non-recurring basis are as follows (in thousands):

Assets:	September 30, 2016	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Impaired loans	$1,877	$1,877
OREO	650	650
Total	$2,527	$2,527

Assets:	December 31, 2015	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Impaired loans	$2,715	$2,715
Total	$2,715	$2,715

The Company had no liabilities measured at fair value on a non-recurring basis at September 30, 2016 and December 31, 2015.

The following presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis (dollars in thousands):

	Fair Value at
Assets:	September 30, 2016	December 31, 2015	Valuation Technique	Unobservable Inputs	Discount
Impaired loans:

Residential mortgages	$1,591	$2,311	Third party appraisal	Discount to appraised value	25	%(1)

Home equity	218	280	Third party appraisal	Discount to appraised value	25	%(1)

Consumer	68	124	Third party appraisal	Discount to appraised value	25	%(2)
Total	$1,877	$2,715

OREO	$650	$-	Third party appraisal	Estimated holding/selling costs	11%

(1)	Of which estimated selling costs are approximately 9% - 15% of the total discount.
(2)	Of which estimated selling costs are approximately 10% - 12% of the total discount.

The following presents fair value measurements on a recurring basis at September 30, 2016 and December 31, 2015 (in thousands):

		Fair Value Measurements Using
Assets:	September 30, 2016	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Obligations of states and political subdivisions	$71,958	$71,958	$-
Collateralized mortgage obligations	18,396	18,396	-
Mortgage-backed securities	95,294	95,294	-
Corporate bonds	8,625	8,625	-
Total	$194,273	$194,273	$-

Liabilities:
Derivatives	$752	$-	$752
Total	$752	$-	$752

		Fair Value Measurements Using
Assets:	December 31, 2015	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Government agency securities	$28,516	$28,516	$-
Obligations of states and political subdivisions	104,682	104,682	-
Collateralized mortgage obligations	15,549	15,549	-
Mortgage-backed securities	92,442	92,442	-
Corporate bonds	5,910	5,910	-
Total	$247,099	$247,099	$-

Liabilities:
Derivatives	$752	$-	$752
Total	$752	$-	$752

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

On July 1, 2016, July 13, 2016 and August 4, 2016, respectively, actions captioned Thaler/Howell Foundation v. Suffolk Bancorp et al., Index No. 609834/2016 (Sup. Ct., Suffolk Cnty.), Levy v. Suffolk Bancorp et al., Index No. 610475/2016 (Sup. Ct., Suffolk Cnty.), and Parshall v. Suffolk Bancorp, et al., Case No. 2:16-cv-04367 (E.D.N.Y.) were filed on behalf of a putative class of the Company’s shareholders against the Company, its current directors and People’s United (collectively, the “Merger-Related Actions”). An amended complaint in the Thaler/Howell Foundation action was filed on July 29, 2016. The Thaler/Howell Foundation and Levy complaints collectively allege that the Company’s board of directors breached its fiduciary duties by agreeing to the merger and certain terms of the merger agreement, as well as in the case of the Thaler/Howell Foundation complaint by issuing a materially deficient registration statement, and that People’s United aided and abetted those alleged fiduciary breaches. The Parshall complaint alleges violations of Sections 14(a) and 20(a) of the Securities Exchange Act of 1934, as amended. The Merger-Related Actions seek, among other things, to enjoin the defendants from completing the merger on the agreed-upon terms, and rescission of the merger and/or awarding of damages to the extent the merger is completed.

On September 27, 2016, the Company, People’s United and the individual defendants in the Merger-Related Actions entered into a memorandum of understanding (the “MOU”) with the plaintiffs in the Merger-Related Actions regarding the settlement of the Merger-Related Actions, which the Company previously reported on a Current Report on Form 8-K filed on September 28, 2016. The Company, People’s United and the other defendants in the Merger-Related Actions deny all of the allegations in the Merger-Related Actions. Nevertheless, the Company, People’s United and the other defendants have agreed to settle the Merger-Related Actions in order to avoid the costs, disruption and distraction of further litigation. The MOU contemplates that the parties thereto would enter into a stipulation of settlement with respect to the Merger-Related Actions, which would be subject to customary conditions, including court approval following notice to the Company’s shareholders. The MOU also contemplates that in the event that the parties enter into such a stipulation of settlement, a hearing would be scheduled at which a court overseeing the Merger-Related Actions would consider the fairness, reasonableness and adequacy of the settlement. If the settlement is finally approved by the court, it would resolve and release all claims that were brought or could have been brought in the Merger-Related Actions, including claims challenging any disclosure made in connection with the merger. In addition, in connection with the settlement, the MOU contemplates that counsel for the plaintiffs in the Merger-Related Actions will file a petition for an award of attorneys’ fees and expenses in an amount not to exceed $300,000 to be paid by the Company or its successor. If the court approves the settlement contemplated by the MOU, the Merger-Related Actions will be dismissed with prejudice.

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

11. BORROWINGS
The following summarizes borrowed funds at September 30, 2016 and December 31, 2015 (dollars in thousands):

As of or for the Nine Months Ended September 30, 2016	Federal Home Loan Bank Borrowings Short-Term	Federal Home Loan Bank Borrowings Long-Term	Federal Funds Purchased
Daily average outstanding	$63,201	$15,000	$2
Total interest cost	276	198	-
Average interest rate paid	0.58%	1.76%	0.74%
Maximum amount outstanding at any month-end	$160,000	$15,000	$-
Ending balance	-	15,000	-
Weighted-average interest rate on balances outstanding	-%	1.76%	-%

As of or for the Year Ended December 31, 2015	Federal Home Loan Bank Borrowings Short-Term	Federal Home Loan Bank Borrowings Long-Term	Federal Funds Purchased
Daily average outstanding	$63,935	$10,808	$3
Total interest cost	252	190	-
Average interest rate paid	0.39%	1.76%	0.45%
Maximum amount outstanding at any month-end	$155,000	$15,000	$-
Ending balance	150,000	15,000	-
Weighted-average interest rate on balances outstanding	0.52%	1.76%	-%

Assets pledged as collateral to the Federal Home Loan Bank (“FHLB”), consisting of eligible loans and investment securities, at September 30, 2016 and December 31, 2015 resulted in a maximum borrowing potential of $663 million and $746 million, respectively. The Company had $15 million and $165 million in FHLB borrowings at September 30, 2016 and December 31, 2015, respectively.

ITEM 2. - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Safe Harbor Statement Pursuant to the Private Securities Litigation Reform Act of 1995 - Certain statements contained in this document are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These can include remarks about the Company, the proposed merger with People’s United, the banking industry, the economy in general, expectations of the business environment in which the Company operates, projections of future performance, and potential future credit experience. These remarks are based upon current management expectations, and may, therefore, involve risks and uncertainties that cannot be predicted or quantified, that are beyond the Company’s control and that could cause future results to vary materially from the Company’s historical performance or from current expectations. These remarks may be identified by such forward-looking statements as “should,” “expect,” “believe,” “view,” “opportunity,” “allow,” “continues,” “reflects,” “typically,” “usually,” “anticipate,” or similar statements or variations of such terms. Factors that could affect the Company include particularly, but are not limited to: the ability to obtain regulatory approvals and meet other closing conditions to the merger with People’s United, including the risk that regulatory approvals required for the merger are not obtained or are obtained subject to conditions that are not anticipated; delay in closing the merger; difficulties and delays in integrating the Company’s business or fully realizing cost savings and other benefits of the merger; business disruption following the merger; increased capital requirements mandated by the Company’s regulators, including the individual minimum capital requirements that the OCC established for the Bank; the Bank’s temporary limitation on the growth of its commercial real estate (“CRE”) portfolio and the potentially adverse impact thereof on the Company’s overall business, financial condition and results of operation due to the importance of the Bank’s CRE business to the Company’s overall business, financial condition and results of operation; any failure by the Bank to comply with the individual minimum capital ratios (including as a result of increases to the Bank’s allowance for loan losses), which may result in  regulatory enforcement actions; the duration of the Bank’s limitation on the growth of its CRE portfolio, and the potentially adverse impact thereof on the Company’s overall business, financial condition and results of operation; the cost of compliance and significant amount of time required of management to comply with regulatory  requirements; results of changes in law, regulations or regulatory practices; the Company’s ability to raise capital; competitive factors, including price competition; changes in interest rates; increases or decreases in retail and commercial economic activity in the Company’s market area; variations in the ability and propensity of consumers and businesses to borrow, repay, or deposit money, or to use other banking and financial services; the Company’s ability to attract and retain key management and staff; any failure by the Company to maintain effective internal control over financial reporting; larger-than-expected losses from the sale of assets; and the potential that net charge-offs are higher than expected or for increases in our provision for loan losses. Further, it could take the Company longer than anticipated to implement its strategic plans to increase revenue and manage non-interest expense, or it may not be possible to implement those plans at all. Finally, new and unanticipated legislation, regulation, or accounting standards may require the Company to change its practices in ways that materially change the results of operations. We have no obligation to update any forward-looking statements to reflect events or circumstances after the date of this document. For more information, see the risk factors described in the Company’s Annual Report on Form 10-K and other filings with the Securities and Exchange Commission.

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

Recent Development - On June 26, 2016, the Company entered into an Agreement and Plan of Merger (the “merger agreement”) with People’s United pursuant to which the Company will merge into People’s United (the “merger”). People’s United will be the surviving corporation in the merger. Subject to the terms and conditions of the merger agreement, the Company’s shareholders will have the right to receive 2.225 shares of People’s United common stock in exchange for each share of Company common stock. The merger agreement was adopted by the Company’s shareholders on October 13, 2016. The closing of the merger remains subject to regulatory approvals and other customary conditions.

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

Earlier this year, the Company became increasingly concerned with conditions in many of its local commercial real estate (“CRE”) markets, particularly those in the boroughs of New York City. The Company saw worrisome signs of markets that were becoming overheated and had also observed deterioration in underwriting standards elsewhere in the industry, which had often translated into borrower expectations for loan terms that the Company is not comfortable with. As it has consistently articulated, the Company will compete fiercely for good deals on price because of the significant cost of funds advantage it has over most of the industry. However, the Company will not compromise on credit quality. As a result of these concerns, the Company stopped accepting new applications for multifamily loans in the boroughs of New York City during the first quarter of 2016. The CRE lending market is also an area which has attracted significant regulatory scrutiny. The OCC, the Company’s primary bank regulator, has publicly expressed broadly applicable concerns over the last year about overheated conditions in many CRE markets. In response, earlier this year, the Company decided to temporarily pull back from the CRE lending markets. Following the Company’s implementation of enhanced risk management processes in order to remain compliant with applicable regulatory guidance, the Company has begun to re-enter certain commercial real estate markets that it backed away from earlier this year, although it has no current plans to re-enter the multifamily lending markets in New York City. While this shift in focus could have a negative impact on the Company’s revenue and earnings growth, the Company believes it is prudent in the current environment.

The OCC has established individual minimum capital ratios for the Bank that requires it to maintain a tier 1 leverage ratio of at least 9%, a tier 1 risk-based capital ratio of at least 11% and a total risk-based capital ratio of at least 12%. At September 30, 2016, the Bank satisfied these capital ratios, although there is no guarantee that the Bank will be able to maintain compliance with these heightened capital ratios. The Company is exploring various options to ensure that it remains compliant with these capital requirements, including possible sales of selected investment securities and multifamily loans.

Financial Performance Summary
As of or for the quarters and nine months ended September 30, 2016 and 2015
(dollars in thousands, except per share data)

	Quarters ended September 30,		Over/ (under)		Nine months ended September 30,		Over/ (under)
	2016	2015	2015		2016	2015	2015
Revenue (1)	$20,710	$19,805	4.6%		$62,189	$58,284	6.7%
Operating expenses	$13,467	$12,668	6.3%		$39,938	$38,950	2.5%
(Credit) provision for loan losses	$(350)	$350	N/M	(3)	$(100)	$600	N/M	(3)
Net income	$5,475	$4,923	11.2%		$16,098	$14,050	14.6%
Net income per common share - diluted	$0.46	$0.42	9.5%		$1.35	$1.19	13.4%
Return on average assets	0.99%	0.97%	2	bp	0.98%	0.96%	2	bp
Return on average stockholders' equity	10.21%	10.15%	6	bp	10.45%	9.95%	50	bp
Tier 1 leverage ratio	10.04%	9.95%	9	bp	10.04%	9.95%	9	bp
Common equity tier 1 risk-based capital ratio	12.73%	11.98%	75	bp	12.73%	11.98%	75	bp
Tier 1 risk-based capital ratio	12.73%	11.98%	75	bp	12.73%	11.98%	75	bp
Total risk-based capital ratio	13.93%	13.21%	72	bp	13.93%	13.21%	72	bp
Tangible common equity ratio (non-GAAP)	9.66%	9.38%	28	bp	9.66%	9.38%	28	bp
Total stockholders' equity/total assets (2)	9.77%	9.51%	26	bp	9.77%	9.51%	26	bp

bp - denotes basis points; 100 bp equals 1%.
(1)	Represents net interest income plus total non-interest income.
(2)	The ratio of total stockholders' equity to total assets is the most comparable U.S. GAAP measure to the non-GAAP tangible common equity ratio presented herein.
(3)	N/M - denotes % variance not meaningful for statistical purposes.

At September 30, 2016, the Company, on a consolidated basis, had total assets of $2.2 billion, total deposits of $1.9 billion and total stockholders’ equity of $215 million. The Company recorded net income of $5.5 million, or $0.46 per diluted common share, for the third quarter of 2016, compared to $4.9 million, or $0.42 per diluted common share, for the same period in 2015. The 11.2% increase in third quarter 2016 earnings versus the comparable 2015 period resulted from a $1.0 million increase in net interest income and a $700 thousand reduction in the provision for loan losses. Partially offsetting these improvements was a $105 thousand decline in non-interest income, a $799 thousand increase in total operating expenses and a higher effective tax rate (27.9% versus 27.5%) in 2016 when compared to the third quarter of 2015. Based upon consideration of many factors, including credit risk grades and economic conditions, in its evaluation of the various classes of the loan portfolio, the Company recorded in total a $350 thousand credit to the provision for loan losses in 2016. Adjusting for the impact of net non-accrual interest received in each period, merger costs and other real estate owned (“OREO”) expenses in 2016, core net income increased by 23.5% to $5.9 million in the third quarter of 2016 from $4.8 million in the comparable 2015 period. (See also Non-GAAP Disclosure contained herein.)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2016	2015	2016	2015
CORE NET INCOME:
Net income, as reported	$5,475	$4,923	$16,098	$14,050

Adjustments:
Net non-accrual interest adjustment	(58)	(199)	(184)	(1,173)
Merger costs	644	-	644	-
OREO-related expenses	9	-	105	-
Total adjustments, before income taxes	595	(199)	565	(1,173)
Adjustment for reported effective income tax rate	166	(55)	158	(293)
Total adjustments, after income taxes	429	(144)	407	(880)

Core net income	$5,904	$4,779	$16,505	$13,170

The Company’s return on average assets and return on average common stockholders’ equity were 0.99% and 10.21%, respectively, in the third quarter of 2016 versus 0.97% and 10.15%, respectively, in the third quarter of 2015.

The Company continued its core growth strategy of protecting and enhancing its eastern Suffolk lending franchise while simultaneously expanding west. This strategy allowed the Company to continue to expand into markets in Nassau County and New York City that are very attractive from a demographic standpoint and have an abundance of small and middle market businesses, the kinds of businesses that have comprised the Company’s core customer base throughout its history. Thus far in 2016, despite sales of approximately $48 million in portfolio multifamily loans during the second quarter, the Company has experienced a $44 million or 2.7% increase in the total loan portfolio, from $1.67 billion at December 31, 2015 to $1.71 billion at September 30, 2016. Total loans at September 30, 2016 represented a 9.7% increase from the comparable 2015 date. As the Company has previously articulated, the strong market for the kind of high quality multifamily loans it has originated provided the Company with the flexibility to periodically complete strategic sales of such loans, allowing the Company to generate non-interest income, protect net interest margin and address market and regulatory concerns regarding commercial real estate loan concentration levels.

Credit quality continues to be strong in all categories. Total non-accrual loans at September 30, 2016 were $6.3 million, or 0.37% of total loans, compared to $5.5 million, or 0.33% of total loans at December 31, 2015 and $7.5 million, or 0.48% of total loans, in the comparable quarter a year ago. All other key credit metrics remain solid and reflect the Company’s commitment to a strong and disciplined credit culture. Early delinquencies (30-89 days past due), which are managed aggressively as a harbinger of future credit issues, remained extremely low at $2.0 million, or 0.12% of total loans at September 30, 2016. Given the continuous improvement the Company has experienced in its credit profile, management believes the Company is well reserved. The allowance for loan losses at September 30, 2016 was $20.5 million, or 1.20% of total loans and 324% of total non-accrual loans.

Total core deposits, consisting of demand, N.O.W., savings and money market accounts were $1.72 billion at September 30, 2016, representing 89% of total deposits at September 30, 2016. Total deposits, including time deposits, were $1.9 billion at September 30, 2016, representing an 8.3% increase from the comparable quarter a year ago. In addition, at the end of the third quarter, 45% of the Company’s total deposits were non-interest bearing demand deposits, resulting in a cost of funds of 19 basis points and a net interest margin and core net interest margin of 3.72% and 3.71%, respectively. The Company’s cost of funds and resulting margin compared favorably to most of the industry for the same period.

The Company’s management continues to be vigilant in controlling operating expenses and improving efficiency. Total operating expenses increased by $799 thousand or 6.3% in the third quarter of 2016 versus 2015 principally the result of $644 thousand of merger-related expenses incurred in 2016. Excluding these merger-related costs, operating expenses increased by $155 thousand or 1.2% when compared to the third quarter of 2015. The Company’s operating efficiency ratio was 63.7% in the third quarter of 2016 versus 61.2% a year ago. Excluding merger-related expenses, net non-accrual interest received and OREO related expenses, the Company’s core operating efficiency ratio improved to 60.8% in 2016 from 61.8% in 2015. (See also Non-GAAP Disclosure contained herein.)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2016	2015	2016	2015

Core operating expenses:
Total operating expenses	$13,467	$12,668	$39,938	$38,950
Adjust for merger costs	(644)	-	(644)	-
Adjust for OREO-related expenses	(9)	-	(105)	-
Core operating expenses	12,814	12,668	39,189	38,950

Core non-interest income:
Total non-interest income	2,322	2,427	6,455	6,568
Adjustments	-	-	-	-
Core non-interest income	2,322	2,427	6,455	6,568
Adjust for tax-equivalent basis	225	200	676	600
Core FTE non-interest income	2,547	2,627	7,131	7,168

Core net interest income:
FTE net interest income	19,109	18,220	58,117	54,475
Net non-accrual interest adjustment	(58)	(199)	(184)	(1,173)
Core FTE net interest income	19,051	18,021	57,933	53,302

Core operating efficiency ratio:
Core operating expenses	12,814	12,668	39,189	38,950
Core FTE net interest income	19,051	18,021	57,933	53,302
Core FTE non-interest income	2,547	2,627	7,131	7,168
Adjust for net gain on sale of securities available for sale	(523)	(133)	(547)	(319)
Core total FTE revenue	21,075	20,515	64,517	60,151
Core operating expenses/core total FTE revenue	60.80%	61.75%	60.74%	64.75%

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

Material Changes in Financial Condition - Total assets of the Company were $2.2 billion at September 30, 2016. When compared to December 31, 2015, total assets increased by $28 million. This change was primarily due to loan growth and an increase in total cash and cash equivalents of $44 million and $84 million, respectively, partially offset by a decrease in total investment securities of $95 million.

Total loans were $1.71 billion at September 30, 2016, an increase from $1.67 billion at December 31, 2015. The increase in the loan portfolio was primarily due to growth of C&I and commercial real estate loans of $21 million and $32 million, respectively, in the first nine months of 2016.

Total investment securities were $213 million at September 30, 2016 and $308 million at December 31, 2015. The decrease largely reflected maturities and calls of municipal obligations and U.S. Government agency securities totaling $99 million, coupled with principal paydowns of collateralized mortgage obligations and mortgage-backed securities of U.S. Government-sponsored enterprises totaling $7 million during the first nine months of 2016. These decreases were partially offset by purchases primarily of collateralized mortgage obligations and mortgage-backed securities of U.S. Government-sponsored enterprises and corporate bonds totaling $13 million during the same period. The available for sale securities portfolio had an unrealized pre-tax gain of $4.2 million at September 30, 2016 compared to a gain of $2.4 million at year-end 2015.

At September 30, 2016, total deposits were $1.9 billion, an increase of $164 million when compared to December 31, 2015. This increase was primarily due to higher balances of demand, savings and money market deposits of $79 million, $36 million and $58 million, respectively, offset by decreases in N.O.W. and time deposit balances of $4 million and $5 million, respectively. Core deposit balances, which consist of demand, savings, N.O.W. and money market deposits, represented 89% of total deposits at September 30, 2016 and 87% of total deposits at December 31, 2015. Demand deposit balances represented 45% and 44% of total deposits at September 30, 2016 and December 31, 2015, respectively. At September 30, 2016 and December 31, 2015, the Company had $15 million and $165 million, respectively, in borrowings used to fund the growth in the Company’s loan portfolio, including $15 million in five-year FHLB borrowings with a fixed rate of 1.76%.

Liquidity and Capital Resources - Liquidity management is defined as both the Company’s and the Bank’s ability to meet their financial obligations on a continuous basis without material loss or disruption of normal operations. These obligations include the withdrawal of deposits on demand or at their contractual maturity, the repayment of borrowings as they mature, funding new and existing loan commitments and the ability to take advantage of business opportunities as they arise. Asset liquidity is provided by short-term investments, such as fed funds sold, and the marketability of securities available for sale. The Company may also leave excess reserve balances at the Federal Reserve Bank (“FRB”) if the rate being paid is higher than would be available from other short-term investments. Liquid assets, consisting of securities available for sale and balances at the FRB, increased to $334 million at September 30, 2016 compared to $268 million at December 31, 2015. These liquid assets may include assets that have been pledged primarily against municipal deposits or borrowings. In addition, the Company has pledged mortgage-backed securities of U.S. Government-sponsored enterprises held in its available for sale portfolio, with a market value of approximately $3 million at September 30, 2016, as collateral for the derivative swap contracts. Liquidity is also provided by the maintenance of a base of core deposits, maturing short-term assets including cash and due from banks, the ability to sell or pledge marketable assets and access to lines of credit.

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

The Company’s primary sources of funds are cash provided by deposits and borrowings, proceeds from maturities and sales of securities available for sale and cash provided by operating activities. At September 30, 2016, total deposits were $1.9 billion, an increase of $164 million when compared to December 31, 2015. Of the $219 million in total time deposits at September 30, 2016, $188 million are scheduled to mature within the next 12 months. Based on historical experience, the Company expects to be able to replace a substantial portion of those maturing deposits with comparable deposit products. At September 30, 2016 and December 31, 2015, the Company had $15 million and $165 million, respectively, in borrowings used to fund the growth in the Company’s loan portfolio. For the nine months ended September 30, 2016 and 2015, proceeds from sales and maturities of securities available for sale totaled $61 million and $37 million, respectively.

The Company’s primary uses of funds are for the origination of loans and the purchase of investment securities. For the nine months ended September 30, 2016, the Company had net loan originations for portfolio of $94 million compared to $228 million for the same period in 2015. For both nine-month periods ended September 30, 2016 and 2015, the Company purchased investment securities totaling $13 million.

The Bank’s Asset/Liability and Funds Management Policy establishes specific policies and operating procedures governing liquidity levels to assist management in developing plans to address future and current liquidity needs. Management monitors the rates and cash flows from the loan and investment portfolios while also examining the maturity structure and volatility characteristics of liabilities to develop an optimum asset/liability mix. Available funding sources include retail, commercial and municipal deposits, purchased liabilities and stockholders’ equity. At September 30, 2016, access to approximately $663 million in FHLB lines of credit for overnight or term borrowings with maturities of up to thirty years was available. At September 30, 2016, approximately $60 million and $10 million in unsecured and secured lines of credit, respectively, extended by correspondent banks were also available to be utilized, if needed, for short-term funding purposes. At September 30, 2016, $15 million in borrowings were outstanding with the FHLB. No borrowings were outstanding under lines of credit with correspondent banks.

The Bank also has the ability to access the brokered deposit market. Deposits gathered through the Certificate of Deposit Account Registry Service (“CDARS”) are considered for regulatory purposes to be brokered deposits. At September 30, 2016, the Bank had $1.3 million in CDARS deposits outstanding.

The Company strives to maintain an efficient level of capital, commensurate with its risk profile, on which a competitive rate of return to stockholders will be realized over both the short and long term. Capital is managed to enhance stockholder value while providing flexibility for management to act opportunistically in a changing marketplace. Management continually evaluates the Company’s capital position in light of current and future growth objectives and regulatory guidelines. Total stockholders’ equity was $215 million at September 30, 2016 compared to $197 million at December 31, 2015. The increase in stockholders’ equity versus December 31, 2015 was primarily due to net income, net of dividends paid, recorded during 2016.

The Company and the Bank are subject to regulatory capital requirements. The Company’s tier 1 leverage, common equity tier 1 risk-based, tier 1 risk-based and total risk-based capital ratios were 10.04%, 12.73%, 12.73% and 13.93%, respectively, at September 30, 2016, exceeding all regulatory requirements. The Bank’s tier 1 leverage, common equity tier 1 risk-based, tier 1 risk-based and total risk-based capital ratios were 9.94%, 12.61%, 12.61% and 13.81%, respectively, at September 30, 2016. Each of these ratios exceeds the regulatory guidelines for a well-capitalized institution, the highest regulatory capital category. Moreover, capital rules also place limits on capital distributions and certain discretionary bonus payments if a banking organization does not maintain a buffer of common equity tier 1 capital above minimum capital requirements. The capital buffer requirement is being phased in beginning January 1, 2016 at 0.625% per year until it becomes 2.50% in 2019 and thereafter. At September 30, 2016, the Company’s and the Bank’s capital buffers were in excess of both the current and fully phased-in requirements.

In addition, the OCC, the Company’s primary bank regulator, established individual minimum capital ratios for the Bank, which requires the Bank to establish and maintain levels of capital greater than those generally required for a “well capitalized” institution, that requires it to maintain a tier 1 leverage ratio of at least 9%, a tier 1 risk-based capital ratio of at least 11% and a total risk-based capital ratio of at least 12%. At September 30, 2016, the Bank satisfied these capital ratios.

The Company did not repurchase any shares of its common stock during the first nine months of 2016. Repurchase of shares will occur only if management believes that the purchase will be at prices that are accretive to earnings per share and is the most efficient use of the Company’s capital.

The Company’s total stockholders’ equity to total assets ratio and the Company’s tangible common equity to tangible assets ratio  (“TCE ratio”) were 9.77% and 9.66%, respectively, at September 30, 2016 versus 9.10% and 8.98%, respectively, at December 31, 2015 and 9.51% and 9.38%, respectively, at September 30, 2015. The ratio of total stockholders’ equity to total assets is the most comparable U.S. GAAP measure to the non-GAAP TCE ratio presented herein. The ratio of tangible common equity to tangible assets, or TCE ratio, is calculated by dividing total common stockholders’ equity by total assets, after reducing both amounts by intangible assets. The TCE ratio is not required by U.S. GAAP or by applicable bank regulatory requirements, but is a metric used by management to evaluate the adequacy of our capital levels. Since there is no authoritative requirement to calculate the TCE ratio, our TCE ratio is not necessarily comparable to similar capital measures disclosed or used by other companies in the financial services industry. Tangible common equity and tangible assets are non-GAAP financial measures and should be considered in addition to, not as a substitute for or superior to, financial measures determined in accordance with U.S. GAAP. Set forth below are the reconciliations of tangible common equity to U.S. GAAP total common stockholders’ equity and tangible assets to U.S. GAAP total assets at September 30, 2016 (in thousands). (See also Non-GAAP Disclosure contained herein.)

				Ratios
Total stockholders' equity	$214,698	Total assets	$2,196,475	9.77	% (1)
Less: intangible assets	(2,761)	Less: intangible assets	(2,761)
Tangible common equity	$211,937	Tangible assets	$2,193,714	9.66	% (2)

(1)	The ratio of total stockholders' equity to total assets is the most comparable U.S. GAAP measure to the non-GAAP tangible common equity ratio presented herein.
(2)	TCE ratio.

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

The Company’s Board of Directors declared three quarterly cash dividends, each $0.10 per common share, during the first nine months of 2016. Three quarterly dividends, totaling $0.22 per common share, were declared during the comparable 2015 period.

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management’s credit evaluation of the customer. Collateral required varies, but may include accounts receivable, inventory, equipment, real estate and income-producing commercial properties. At September 30, 2016 and December 31, 2015, commitments to originate loans and commitments under unused lines of credit for which the Bank is obligated amounted to approximately $144 million and $126 million, respectively.

Letters of credit are conditional commitments guaranteeing payments of drafts in accordance with the terms of the letter of credit agreements. Commercial letters of credit are used primarily to facilitate trade or commerce and are also issued to support public and private borrowing arrangements, bond financing and similar transactions. Collateral may be required to support letters of credit based upon management’s evaluation of the creditworthiness of each customer. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Most letters of credit expire within one year. At September 30, 2016 and December 31, 2015, letters of credit outstanding were approximately $14 million and $15 million, respectively.

Material Changes in Results of Operations – Comparison of the Quarters Ended September 30, 2016 and 2015 - The Company recorded net income of $5.5 million during the third quarter of 2016 versus $4.9 million in the comparable quarter a year ago. The 11.2% improvement in third quarter 2016 net income resulted from a $1.0 million increase in net interest income and a $700 thousand reduction in the provision for loan losses. The Company recorded a $350 thousand credit to the provision for loan losses in the third quarter of 2016. Partially offsetting these positive factors was a $105 thousand decline in non-interest income, a $799 thousand increase in total operating expenses and an increase in the effective tax rate to 27.9% in 2016 from 27.5% a year ago.

The $1.0 million or 5.8% improvement in third quarter 2016 net interest income resulted from a $185 million (10.0%) increase in average total interest-earning assets. Partially offsetting the earning asset growth was a 17 basis point decline in the Company’s net interest margin to 3.72% in 2016 from 3.89% in 2015. Adjusting for the impact of net non-accrual interest received in each period, the Company’s core net interest margin was 3.71% in the third quarter of 2016 versus 3.85% in the comparable 2015 period. (See also Non-GAAP Disclosure contained herein.)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Core net interest margin:
FTE net interest margin	3.72%	3.89%	3.80%	4.02%
Net non-accrual interest adjustment	(0.01)	(0.04)	(0.04)	(0.09)
Core FTE net interest margin	3.71%	3.85%	3.76%	3.93%

The Company’s third quarter 2016 average total interest-earning asset yield was 3.90% versus 4.06% in the comparable 2015 quarterly period. The decrease in the interest-earning asset yield in 2016 resulted from a four basis point decline in the average loan yield to 4.14% in 2016 along with a shift in the average asset mix to a greater percentage of Fed funds sold, securities purchased under agreements to resell and interest-bearing deposits due from banks (short-term investments) in 2016. Average loans increased by $196 million (13.0%) versus third quarter 2015. The average securities portfolio decreased by $102 million to $229 million in the third quarter of 2016 versus the comparable 2015 period. The average yield on the investment portfolio was 3.54% in 2016 versus 3.62% a year ago.

The Company’s average cost of total interest-bearing liabilities increased by two basis points to 0.34% in the third quarter of 2016 versus 0.32% in the comparable 2015 quarter. The Company’s total cost of funds, among the lowest in the industry, was 0.19% in the third quarter of 2016 versus 0.18% a year ago. Average core deposits increased $209 million (13.8%) to $1.7 billion during the third quarter of 2016 versus the third quarter of 2015, with average demand deposits representing 44% of third quarter 2016 average total deposits. Total deposits increased by $148 million or 8.3% to $1.9 billion at September 30, 2016 versus the comparable 2015 date. Core deposit balances, which represented 89% of total deposits at September 30, 2016, grew by $165 million or 10.6% during the same period. Average borrowings decreased by $28 million (64.9%) during the third quarter of 2016 compared to 2015. Total borrowings at September 30, 2016 were $15 million versus $50 million at the comparable 2015 date.

NET INTEREST INCOME ANALYSIS
For the Three Months Ended September 30, 2016 and 2015
(unaudited, dollars in thousands)

	2016			2015
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Assets:
Interest-earning assets:
Investment securities (1)	$228,945	$2,037	3.54%	$330,891	$3,022	3.62%
Federal Reserve and Federal Home Loan Bank stock and other investments	4,484	92	8.16	5,251	71	5.36
Federal funds sold, securities purchased under agreements to resell and interest-bearing deposits due from banks	103,714	133	0.51	12,040	7	0.23
Loans and performing loans held for sale (2)	1,708,162	17,783	4.14	1,511,936	15,948	4.18
Total interest-earning assets	2,045,305	$20,045	3.90%	1,860,118	$19,048	4.06%
Non-interest-earning assets	150,527			153,001
Total assets	$2,195,832			$2,013,119

Liabilities and stockholders' equity:
Interest-bearing liabilities:
Savings, N.O.W. and money market deposits	$870,441	$539	0.25%	$733,365	$338	0.18%
Time deposits	223,794	331	0.59	241,427	396	0.65
Total savings and time deposits	1,094,235	870	0.32	974,792	734	0.30
Borrowings	15,000	66	1.76	42,783	94	0.88
Total interest-bearing liabilities	1,109,235	936	0.34	1,017,575	828	0.32
Demand deposits	851,099			779,215
Other liabilities	22,252			23,836
Total liabilities	1,982,586			1,820,626
Stockholders' equity	213,246			192,493
Total liabilities and stockholders' equity	$2,195,832			$2,013,119
Total cost of funds			0.19%			0.18%
Net interest rate spread			3.56%			3.74%
Net interest income/margin		19,109	3.72%		18,220	3.89%
Less tax-equivalent basis adjustment		(721)			(842)
Net interest income		$18,388			$17,378

(1)	Interest on securities includes the effects of tax-equivalent basis adjustments of $483 and $692 in 2016 and 2015, respectively.
(2)	Interest on loans includes the effects of tax-equivalent basis adjustments of $238 and $150 in 2016 and 2015, respectively.

The Company recorded a $350 thousand credit to the provision for loan losses in the third quarter of 2016 versus a $350 thousand provision taken in 2015. The adequacy of the provision and the resulting allowance for loan losses, which was $20.5 million at September 30, 2016, is determined by management’s ongoing review of the loan portfolio, including identification and review of individual problem situations that may affect a borrower’s ability to repay, delinquency and non-performing loan data including the current status of criticized and classified loans, collateral values and changes in the size and mix of the loan portfolio. (See also Critical Accounting Policies, Judgments and Estimates and Asset Quality contained herein.)

Non-interest income decreased by $105 thousand in the third quarter of 2016 versus the comparable 2015 period. This reduction was principally due to a decrease in net gain on the sales of portfolio loans (down $370 thousand) in the third quarter of 2016 coupled with a decline in service charges on deposits (down $226 thousand).  Partially offsetting these variances was an increase in the net gain on the sale of securities available for sale (up $390 thousand).

Non-Interest Income
For the quarters and nine months ended September 30, 2016 and 2015
(dollars in thousands)

			Over/			Over/
	Quarters ended September 30,		(under)	Nine months ended September 30,		(under)
	2016	2015	2015	2016	2015	2015
Service charges on deposit accounts	$523	$749	(30.2)%	$1,913	$2,319	(17.5)%
Other service charges, commissions and fees	793	759	4.5	2,088	2,032	2.8
Net gain on sale of securities available for sale	523	133	293.2	547	319	71.5
Net gain on sale of portfolio loans	-	370	(100.0)	457	568	(19.5)
Net gain on sale of mortgage loans originated for sale	100	85	17.6	247	290	(14.8)
Income from bank-owned life insurance	344	306	12.4	1,035	918	12.7
Other operating income	39	25	56.0	168	122	37.7
Total non-interest income	$2,322	$2,427	(4.3)%	$6,455	$6,568	(1.7)%

Total operating expenses increased by $799 thousand or 6.3% in the third quarter of 2016 versus 2015 principally the result of $644 thousand of merger-related expenses incurred in 2016.  Excluding these merger-related costs, operating expenses increased by $155 thousand or 1.2% when compared to the third quarter of 2015. Growth in employee compensation and benefits of $538 thousand, FDIC assessment expense of $77 thousand and equipment expense of $84 thousand were the primary reasons for the increase in operating expenses in 2016. Partially offsetting these increases were reductions in 2016 data processing costs and consulting and professional services expenses of $350 thousand and $133 thousand, respectively, versus the comparable 2015 period. The increase in employee compensation and benefits expense in 2016 resulted principally from a higher deferred expense credit in 2015 due to last year’s increased third quarter loan production. The improvement in data processing costs resulted from lower core systems expenses in 2016 resulting from the recent conversion to Fiserv.

The Company’s operating efficiency ratio was 63.7% in the third quarter of 2016 versus 61.2% a year ago. Excluding merger-related expenses, net non-accrual interest received and OREO related expenses, the Company’s core operating efficiency ratio improved to 60.8% in 2016 from 61.8% in 2015. The core operating efficiency ratio is calculated by making certain adjustments to the operating efficiency ratio calculation. The core operating efficiency ratio is not required by U.S. GAAP or by applicable bank regulatory requirements, but is a metric used by management to evaluate core operating efficiency. Since there is no authoritative requirement to calculate this ratio, our ratio is not necessarily comparable to similar efficiency measures disclosed or used by other companies in the financial services industry. The core operating efficiency ratio is a non-GAAP financial measure and should be considered in addition to, not as a substitute for or superior to, financial measures determined in accordance with U.S. GAAP. The calculation of the core operating efficiency ratio, the reconciliation of core operating expenses to U.S. GAAP total operating expenses, core non-interest income to U.S. GAAP total non-interest income and core FTE net interest income to FTE net interest income are provided elsewhere herein. (See also Non-GAAP Disclosure contained herein.)

Operating Expenses
For the quarters and nine months ended September 30, 2016 and 2015
(dollars in thousands)

	Over/			Over/
	Quarters ended September 30,		(under)	Nine months ended September 30,		(under)
	2016	2015	2015	2016	2015	2015
Employee compensation and benefits	$8,518	$7,980	6.7%	$25,666	$25,102	2.2%
Occupancy expense	1,337	1,401	(4.6)	4,125	4,236	(2.6)
Equipment expense	494	410	20.5	1,341	1,199	11.8
Consulting and professional services	476	609	(21.8)	1,578	1,491	5.8
FDIC assessment	303	226	34.1	887	802	10.6
Data processing	156	506	(69.2)	569	1,590	(64.2)
Merger costs	644	-	N/M (1)	644	-	N/M (1)
Other operating expenses	1,539	1,536	0.2	5,128	4,530	13.2
Total operating expenses	$13,467	$12,668	6.3%	$39,938	$38,950	2.5%

(1) N/M - denotes % variance not meaningful for statistical purposes.

The Company recorded income tax expense of $2.1 million in the third quarter of 2016 resulting in an effective tax rate of 27.9% versus an income tax expense of $1.9 million and an effective tax rate of 27.5% in the comparable period a year ago.

Material Changes in Results of Operations – Comparison of the Nine Months Ended September 30, 2016 and 2015 - The Company recorded net income of $16.1 million during the first nine months of 2016 versus $14.1 million in the comparable 2015 period.  The improvement in 2016 net income resulted principally from a $4.0 million increase in net interest income and a $700 thousand reduction in the provision for loan losses in the September year-to-date 2016 period, partially offset by a $113 thousand reduction in non-interest income, a $988 thousand increase in total operating expenses and an increase in the Company’s effective tax rate in 2016.  Excluding merger-related expenses incurred in 2016, total operating expenses increased by $344 thousand or 0.9% versus 2015.

The $4.0 million or 7.8% improvement in September year-to-date 2016 net interest income resulted from a $234 million increase in average total interest-earning assets, offset in part by a 22 basis point contraction of the Company’s net interest margin to 3.80% in 2016 from 4.02% in 2015. The Company’s September year-to-date 2016 average total interest-earning asset yield was 4.00% versus 4.19% in the comparable 2015 year-to-date period. A lower average yield on the Company’s loan portfolio in the first nine months of 2016 versus the comparable 2015 period, down 18 basis points to 4.17%, was the primary driver of the reduction in the interest-earning asset yield. Excluding the impact of net non-accrual interest received in each year-to-date period, the Company’s core net interest margin was 3.76% in 2016 versus 3.93% in 2015. The Company’s average loan portfolio increased by $276 million (19.2%) versus September year-to-date 2015 while the average securities portfolio decreased by $79 million (22.8%) to $267 million in the same period.  The average yield on the investment portfolio was 3.59% in 2016 versus 3.74% a year ago.

The Company’s average cost of total interest-bearing liabilities increased by five basis points to 0.35% in the first nine months of 2016 versus 0.30% in the comparable 2015 period. The Company’s total cost of funds increased by four basis points to 0.21% in the first nine months of 2016 versus 2015. Average core deposits increased by $236 million (16.5%) to $1.7 billion during the first nine months of 2016 versus the comparable 2015 period, with average demand deposits representing 43% of year-to-date 2016 average total deposits. Average total deposits increased by $232 million or 14.0% to $1.9 billion during the first nine months of 2016 versus 2015. Average core deposit balances represented 88% of average total deposits during the same period.

NET INTEREST INCOME ANALYSIS
For the Nine Months Ended September 30, 2016 and 2015
(unaudited, dollars in thousands)

	2016			2015
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Assets:
Interest-earning assets:
Investment securities (1)	$267,207	$7,180	3.59%	$345,958	$9,669	3.74%
Federal Reserve and Federal Home Loan Bank stock and other investments	7,147	275	5.14	6,609	221	4.47
Federal funds sold, securities purchased under agreements to resell and interest-bearing deposits due from banks	55,399	191	0.46	19,373	50	0.35
Loans and performing loans held for sale (2)	1,713,853	53,522	4.17	1,437,639	46,794	4.35
Total interest-earning assets	2,043,606	$61,168	4.00%	1,809,579	$56,734	4.19%
Non-interest-earning assets	158,015			142,691
Total assets	$2,201,621			$1,952,270

Liabilities and stockholders' equity:
Interest-bearing liabilities:
Savings, N.O.W. and money market deposits	$852,395	$1,562	0.24%	$707,786	$906	0.17%
Time deposits	226,115	1,015	0.60	230,211	1,043	0.61
Total savings and time deposits	1,078,510	2,577	0.32	937,997	1,949	0.28
Borrowings	78,203	474	0.81	78,464	310	0.53
Total interest-bearing liabilities	1,156,713	3,051	0.35	1,016,461	2,259	0.30
Demand deposits	815,346			723,650
Other liabilities	23,775			23,451
Total liabilities	1,995,834			1,763,562
Stockholders' equity	205,787			188,708
Total liabilities and stockholders' equity	$2,201,621			$1,952,270
Total cost of funds			0.21%			0.17%
Net interest rate spread			3.65%			3.89%
Net interest income/margin		58,117	3.80%		54,475	4.02%
Less tax-equivalent basis adjustment		(2,383)			(2,759)
Net interest income		$55,734			$51,716

(1)	Interest on securities includes the effects of tax-equivalent basis adjustments of $1,669 and $2,327 in 2016 and 2015, respectively.
(2)	Interest on loans includes the effects of tax-equivalent basis adjustments of $714 and $432 in 2016 and 2015, respectively.

The Company recorded a $100 thousand credit to the provision for loan losses during the first nine months of 2016 versus a provision of $600 thousand a year ago.

Total non-interest income decreased $113 thousand or 1.7% during the first nine months of 2016 versus the comparable 2015 period. Reductions in service charges on deposits (down $406 thousand), net gain on sale of portfolio loans (down $111 thousand) and net gain on sale of mortgage loans originated for sale (down $43 thousand) were partially offset by increases in net gain on sale of securities available for sale and income from bank-owned life insurance of $228 thousand and $117 thousand, respectively.

Total operating expenses increased by $988 thousand (2.5%) in the first nine months of 2016 versus 2015 principally due to $644 thousand in merger-related expenses coupled with growth in other operating expenses (up $598 thousand) and employee compensation and benefits (up $564 thousand), offset in part by a $1.0 million reduction in data processing costs. The Company’s operating efficiency ratio improved to 61.6% in the first nine months of 2016 from 63.5% a year ago. Excluding merger-related costs, net non-accrual interest received and OREO related expenses, the Company’s core operating efficiency ratio improved to 60.7% in 2016 versus 64.8% a year ago. (See also Non-GAAP Disclosure contained herein.)

The Company recorded income tax expense of $6.3 million in the September year-to-date 2016 period resulting in an effective tax rate of 28.0% versus income tax expense of $4.7 million and an effective tax rate of 25.0% in the comparable period a year ago.

Asset Quality - Non-accrual loans totaled $6.3 million or 0.37% of loans outstanding at September 30, 2016 versus $5.5 million or 0.33% of loans outstanding at December 31, 2015 and $7.5 million or 0.48% of total loans outstanding at September 30, 2015. The allowance for loan losses as a percentage of total non-accrual loans amounted to 324%, 374% and 271% at September 30, 2016, December 31, 2015 and September 30, 2015, respectively. Total accruing loans delinquent 30 days or more amounted to $2.0 million or 0.12% of loans outstanding at September 30, 2016 compared to $1.0 million or 0.06% of loans outstanding at December 31 and September 30, 2015.

Total criticized and classified loans were $33 million at September 30, 2016 versus $21 million at December 31, 2015 and $29 million at September 30, 2015. Criticized loans are those loans that are not classified but require some degree of heightened monitoring. Classified loans were $15 million at September 30, 2016 as compared to $12 million at December 31, 2015 and $15 million at September 30, 2015. The allowance for loan losses as a percentage of total classified loans was 135%, 170% and 133%, respectively, at the same dates.

At September 30, 2016, the Company had $12 million in troubled debt restructurings (“TDRs”), primarily consisting of commercial and industrial loans, commercial real estate loans, residential mortgages and home equity loans totaling $3 million, $3 million, $5 million and $1 million, respectively. The Company had TDRs amounting to $12 million and $13 million at December 31, 2015 and September 30, 2015, respectively.

At September 30, 2016, the Company’s allowance for loan losses amounted to $20.5 million or 1.20% of period-end total loans outstanding. The allowance as a percentage of loans outstanding was 1.24% at December 31, 2015 and 1.30% at September 30, 2015. The Company recorded net loan charge-offs of $150 thousand in the third quarter of 2016 versus net loan recoveries of $35 thousand in the second quarter of 2016 and net loan charge-offs of $86 thousand in the third quarter of 2015. As a percentage of average total loans outstanding, these net amounts represented, on an annualized basis, 0.03% for the third quarter of 2016, (0.01%) for the second quarter of 2016 and 0.02% for the third quarter of 2015.

The Company held OREO amounting to $650 thousand at September 30, 2016. The Company held no OREO at December 31 and September 30, 2015.

The Company recorded a $350 thousand credit to the provision for loan losses in the third quarter of 2016 versus a $350 thousand provision taken in 2015.

For the three months ended September 30, 2016, the ending balance of the Company’s allowance for loan losses decreased by $500 thousand when compared to June 30, 2016. During the third quarter of 2016, the Company decreased its allowance for loan losses allocated to multifamily loans and residential mortgages by $721 thousand and $104 thousand, respectively. At September 30 and June 30, 2016, the Company’s allowance for loan losses included an unallocated portion totaling $2.6 million and $2.4 million, respectively, representing 12.9% and 11.3%, respectively, of the Company’s total allowance for loan losses. The Company’s unallocated portion of the allowance for loan losses at September 30, 2016 increased $270 thousand when compared to June 30, 2016, as some of the Company’s loan segments may produce future credit stress and the unallocated reserve component is considered to be a judicious mitigating factor.

The decrease in the allowance for loan losses allocated to multifamily loans during the third quarter of 2016 largely reflected a decline of $8 million in unimpaired pass rated multifamily loans, coupled with a decrease of 0.15% in the average combined historical loss and environmental factors rates on such unimpaired pass rated loans. The decrease in the allowance for loan losses allocated to residential mortgages during the third quarter of 2016 was primarily due to a decrease of 0.05% in the average combined historical loss and environmental factors rates on unimpaired pass rated residential mortgages, partially offset by a $2 million increase in such unimpaired pass rated loans.

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

ANALYSIS OF NON-PERFORMING ASSETS
AND THE ALLOWANCE FOR LOAN LOSSES
September 30, 2016 versus December 31, 2015 and September 30, 2015
(dollars in thousands)

NON-PERFORMING ASSETS BY TYPE:

	At
	9/30/2016	12/31/2015	9/30/2015
Non-accrual loans	$6,315	$5,528	$7,501
Non-accrual loans held for sale	-	-	-
Loans 90 days or more past due and still accruing	-	-	-
OREO	650	-	-
Total non-performing assets	$6,965	$5,528	$7,501
TDRs accruing interest	$7,971	$9,239	$10,172
TDRs non-accruing	$4,205	$2,324	$2,388

Gross loans outstanding	$1,710,786	$1,666,447	$1,559,520
Total loans held for sale	$1,504	$1,666	$745

ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES:

	Quarter Ended
	9/30/2016	12/31/2015	9/30/2015
Beginning balance	$20,965	$20,315	$20,051
(Credit) provision	(350)	-	350
Charge-offs	(217)	(3)	(253)
Recoveries	67	373	167
Ending balance	$20,465	$20,685	$20,315

KEY  RATIOS:

	At
	9/30/2016	12/31/2015	9/30/2015
Allowance as a % of total loans (1)	1.20%	1.24%	1.30%

Non-accrual loans as a % of total loans (1)	0.37%	0.33%	0.48%

Non-performing assets as a % of total loans, loans held for sale and OREO	0.41%	0.33%	0.48%

Allowance for loan losses as a % of non-accrual loans (1)	324%	374%	271%

Allowance for loan losses as a % of non-accrual loans and loans 90 days or more past due and still accruing (1)	324%	374%	271%

(1)	Excludes loans held for sale.

ITEM 3. - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company originates and invests in interest-earning assets and solicits interest-bearing deposit accounts. The Company’s operations are subject to market risk resulting from fluctuations in interest rates to the extent that there is a difference between the amounts of interest-earning assets and interest-bearing liabilities that are prepaid, withdrawn, mature, or repriced in any given period of time. The Company’s earnings or the net value of its portfolio will change under different interest rate scenarios. The principal objective of the Company’s asset/liability management program is to maximize net interest income within an acceptable range of overall risk, including both the effect of changes in interest rates and liquidity risk. The Company’s assessment of market risk at September 30, 2016 indicated there were no material changes in the quantitative and qualitative disclosures from those in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

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

Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that, as of September 30, 2016, the Company’s disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. There have been no changes in the Company’s internal controls or in other factors that have materially affected, or are reasonably likely to materially affect, internal controls subsequent to the date the Company carried out its evaluation.

Changes in Internal Control Over Financial Reporting

There were no changes to the Company’s internal control over financial reporting as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act that occurred in the third quarter of 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company assumes credit risk from the possibility that it will suffer losses because borrowers, guarantors and related parties fail to perform under the terms of their loans. Management tries to minimize and monitor this risk by adopting and implementing what management believes are effective underwriting and credit policies and procedures, including how the Company establishes and reviews the allowance for loan losses. The allowance for loan losses is determined by continuous analysis of the loan portfolio and the analytical process is regularly reviewed and adjustments may be made based on the assessments of internal and external influences on credit quality. Those policies and procedures may still not prevent unexpected losses that could adversely affect the Company’s results. Weak economic conditions could adversely impact the ability of borrowers to repay outstanding loans or the value of collateral securing those loans. In particular, earlier this year the Company saw worrisome signs of certain commercial real estate markets becoming overheated, and a decline in property values could materially and adversely affect the value of the collateral securing the Company’s commercial real estate loans. In addition, deterioration in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans, changes in regulation and regulatory interpretation and other factors, both within and outside of the Company’s control, may require an increase in the allowance for loan losses.

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

At September 30, 2016, $1.2 billion, or 72% of the Company’s total gross loan portfolio, was comprised of commercial real estate (inclusive of multifamily and mixed use commercial loans). This type of lending is generally sensitive to regional and local economic conditions. Unlike larger national or regional banks that serve a broader and more diverse geographic region, the Company’s business depends significantly on general economic conditions in the New York metropolitan and Long Island markets, where the majority of the properties securing the multifamily and commercial real estate loans the Company originates, and the businesses of the customers to whom the Company makes its C&I loans, are located. Accordingly, the ability of borrowers to repay their loans, and the value of the collateral securing such loans, may be significantly affected by economic conditions in this region, including changes in the local real estate market, making loan loss levels difficult to predict and increasing the risk that the Company would incur material losses if borrowers default on their loans. A decline in general economic conditions could therefore have an adverse effect on the Company’s business, financial condition and results of operations. In addition, because multifamily and CRE loans represent the large majority of the Company’s loan portfolio, a decline in tenant occupancy or rents could adversely impact the ability of borrowers to repay their loans on a timely basis, which could have a negative impact on the Company’s net income, as well as the Company’s ability to maintain or increase the level of cash dividends it currently pays to its stockholders. While the Company seeks to minimize these risks through its underwriting policies, which generally require that such loans be qualified on the basis of the collateral property’s cash flows, appraised value and debt service coverage ratio, among other factors, there can be no assurance that the Company’s underwriting policies will protect it from credit-related losses or delinquencies.

Furthermore, during 2016, the Company has become increasingly concerned with conditions in many of its local CRE markets, particularly those in the boroughs of New York City. Earlier this year, the Company saw worrisome signs of markets that were becoming overheated. The CRE lending market is also an area which has attracted significant regulatory scrutiny. The OCC, the Company’s primary bank regulator, has publicly expressed broadly applicable concerns over the last year about overheated conditions in many CRE markets. The OCC established individual minimum capital ratios for the Bank as a result of its concentration of CRE loans. In response, earlier this year, the Company decided to temporarily pull back from the CRE lending markets, which could have a material and adverse impact on the Company’s net income and the Company’s business, financial condition and results of operation. The Company has begun to re-enter certain commercial real estate markets that it backed away from earlier this year, although it has no plans to re-enter the multifamily lending markets in New York City.

Because the market price of People’s United common stock will fluctuate, the Company’s shareholders cannot be certain of the market value of the merger consideration they will receive.

Upon completion of the merger, each outstanding share of Company common stock (except for certain shares specified in the merger agreement) will be converted into the right to receive 2.225 shares of People’s United common stock. The market value of the People’s United common stock to be issued in the merger will depend upon the market price of People’s United common stock. This market price may vary from the closing price of People’s United common stock on the date the merger was announced, on the date that the proxy statement/prospectus relating to the merger was mailed to the Company’s shareholders and on the date on which Company shareholders voted to adopt the merger agreement at a special meeting of shareholders. There will be no adjustment to the consideration paid to Company shareholders in the merger for changes in the market price of either shares of People’s United common stock or Company common stock.

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

Accordingly, at the time Company shareholders decided to adopt the merger agreement at the special meeting, they did not necessarily know or were not able to calculate the value of the merger consideration they would be entitled to receive upon completion of the merger. Company shareholders are encouraged to obtain current market quotations for both People’s United common stock and Company common stock.

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

The Company, its board of directors and People’s United are named as defendants in two purported class action lawsuits in the Supreme Court of the State of New York, Suffolk County, and one purported class action lawsuit in the federal district court for the Eastern District of New York, challenging the merger and seeking, among other things, to enjoin the defendants from completing the merger on the agreed-upon terms, and rescission of the merger and/or awarding of damages to the extent the merger is completed. The parties to these actions have entered into a memorandum of understanding regarding a settlement—which, if finally approved by the court, would resolve and release all claims that were brought or could have been brought in these actions—although there can be no assurance that the court will approve such settlement.  In addition, additional plaintiffs may also file lawsuits against the Company or People’s United and/or their directors and officers in connection with the merger. The outcome of any such litigation is uncertain. If the cases are not resolved, these lawsuits could prevent or delay completion of the merger and result in substantial costs to the Company, including any costs associated with the indemnification of directors and officers.

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

SUFFOLK BANCORP

Dated: November 2, 2016	/s/ Howard C. Bluver
Howard C. Bluver
President & Chief Executive Officer
(principal executive officer)

Dated: November 2, 2016	/s/ Brian K. Finneran
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