Form 10-K
period 2016-12-31
SUFFOLK BANCORP
filed 2017-03-27
CIK 754673

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016

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

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐   Smaller reporting company  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒

The aggregate market value of the common equity held by non-affiliates of the Registrant as of the last business day of the Registrant’s most recently completed second fiscal quarter was $359 million.

As of February 10, 2017, there were 11,943,789 shares of Registrant’s Common Stock outstanding.

SUFFOLK BANCORP
Annual Report on Form 10-K
For the Year Ended December 31, 2016

PART I

ITEM 1.	BUSINESS

Suffolk Bancorp (the “Company”) was incorporated in 1985 as a bank holding company. The Company currently owns all of the outstanding capital stock of Suffolk County National Bank (the “Bank”). The Bank was organized under the national banking laws of the United States in 1890. The Bank is a member of the Federal Reserve System and its deposits are insured by the Federal Deposit Insurance Corporation (“FDIC”) to the extent provided by law. The income of the Company is primarily derived through the operations of the Bank and its subsidiaries, consisting of the real estate investment trust (“REIT”) Suffolk Greenway, Inc., an insurance agency and two corporations used to acquire foreclosed real estate. The insurance agency and the two corporations used to acquire foreclosed real estate are immaterial to the Company’s operations. The Company had 296 full-time equivalent employees as of December 31, 2016.

On June 26, 2016, the Company entered into an Agreement and Plan of Merger (the “merger agreement”) with People’s United Financial, Inc. (“People’s United”) pursuant to which the Company will merge into People’s United (the “merger”). People’s United will be the surviving corporation in the merger. Subject to the terms and conditions of the merger agreement, the Company’s shareholders will have the right to receive 2.225 shares of People’s United common stock in exchange for each share of Company common stock. The merger agreement was adopted by the Company’s shareholders, and both the Office of the Comptroller of the Currency (the “OCC”) and the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) have approved the merger. The merger remains subject to other customary conditions to closing.

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

At December 31, 2016, the Company, on a consolidated basis, had total assets of approximately $2.1 billion, total deposits of approximately $1.8 billion and stockholders’ equity of approximately $215 million.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”) signed into law in 2011 makes extensive changes to the laws regulating financial services firms. The Dodd-Frank Act also requires significant rulemaking and mandates multiple studies which could result in additional legislative or regulatory action. Under the Dodd-Frank Act, federal banking regulatory agencies are required to draft and implement enhanced supervision, examination and capital standards for depository institutions and their holding companies. The enhanced requirements include, among other things, changes to capital, leverage and liquidity standards and numerous other requirements. The Dodd-Frank Act authorizes various new assessments and fees, expands supervision and oversight authority over non-bank subsidiaries, increases the standards for certain covered transactions with affiliates and requires the establishment of minimum leverage and risk-based capital requirements for insured depository institutions. The Dodd-Frank Act also established a new federal Consumer Financial Protection Bureau with broad authority and permits states to adopt stricter consumer protection laws and enforce consumer protection rules issued by the Consumer Financial Protection Bureau. Due to the passage of the Dodd-Frank Act, the standard deposit insurance amount is $250 thousand per depositor per insured bank for each account ownership category. In addition, the FDIC assessment is now based on the Bank’s total average assets less tier 1 capital, instead of deposits, and is computed at lower rates.  Following the 2016 U.S. elections, it is possible that the new administration may seek to revise or repeal certain regulations adopted pursuant to the Dodd-Frank Act, although the extent of any such change remains uncertain.

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

Activities Closely Related to Banking

The BHC Act prohibits a bank holding company, with certain limited exceptions, from acquiring direct or indirect ownership or control of any voting shares of any company that is not a bank or from engaging in any activities other than those of banking, managing or controlling banks and certain other subsidiaries or furnishing services to or performing services for its subsidiaries. Bank holding companies also may engage in or acquire interests in companies that engage in a limited set of activities that are closely related to banking or managing or controlling banks. If a bank holding company has become a financial holding company (an “FHC”), it may engage in a broader set of activities, including insurance underwriting and broker-dealer services as well as activities that are jointly determined by the Federal Reserve Board and the Treasury Department to be financial in nature or incidental to such financial activity. FHCs may also engage in activities that are determined by the Federal Reserve to be complementary to financial activities. The Company has not elected to be an FHC at this time but may make such an election at any time so long as the statutory criteria are satisfied.  In order to become an FHC, the bank holding company and all subsidiary depository institutions must be well managed and well capitalized. Additionally, all subsidiary depository institutions must have received at least a “satisfactory” rating on its most recent Community Reinvestment Act (“CRA”) examination. At December 31, 2016, the Bank’s CRA rating was “outstanding.”

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

Community banks, such as the Bank, began transitioning to these rules on January 1, 2015. The new minimum capital requirements were effective on January 1, 2015, whereas the capital conservation buffer and the deductions from common equity tier 1 capital phase in over time. Phase-in of the capital conservation buffer requirements was effective January 1, 2016. The Company’s and the Bank’s capital buffers are in excess of both the current and fully phased-in requirements.

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

Imposition of Liability for Undercapitalized Subsidiaries

The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) required each federal banking agency to revise its risk-based capital standards to ensure that those standards take adequate account of interest rate risk, concentration of credit risk and the risks of nontraditional activities, as well as reflect the actual performance and expected risk of loss on multifamily mortgages. In accordance with the law, each federal banking agency has specified, by regulation, the levels at which an insured institution would be considered well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. As of December 31, 2016, the Bank exceeded the capital levels required in order to be deemed well capitalized.

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

The appropriate federal banking agency may also require a holding company to provide financial assistance to a bank with impaired capital. Under this requirement, in the future the Company could be required to provide financial assistance to the Bank should it experience financial distress. Based on our ownership of a national bank subsidiary, the OCC could assess us if the capital of the Bank were to become impaired. If we failed to pay the assessment within three months, the OCC could order the sale of our stock in the Bank to cover the deficiency.

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

Lawsuits challenging the merger have been filed against the Company, the Company’s board of directors and People’s United, and an adverse judgment in any such lawsuit or any future similar lawsuits could prevent or delay completion of the merger and result in substantial costs to the Company, including any costs associated with the indemnification of directors and officers.

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

The Company’s loan portfolio has a high concentration of commercial real estate loans (inclusive of multifamily and mixed use commercial loans), and its business may be adversely affected by credit risk associated with commercial real estate and a decline in property values. The Company’s limitation on the growth of its commercial real estate loan portfolio due to the Company’s concentrated position in such assets could materially and adversely affect the Company’s ability to generate interest income and the Company’s business, financial condition and results of operations.

At December 31, 2016, $1.2 billion, or 72% of the Company’s total gross loan portfolio, was comprised of commercial real estate (inclusive of multifamily and mixed use commercial loans). This type of lending is generally sensitive to regional and local economic conditions. Unlike larger national or regional banks that serve a broader and more diverse geographic region, the Company’s business depends significantly on general economic conditions in the New York metropolitan and Long Island markets, where the majority of the properties securing the multifamily and commercial real estate loans the Company originates, and the businesses of the customers to whom the Company makes its C&I loans, are located. Accordingly, the ability of borrowers to repay their loans, and the value of the collateral securing such loans, may be significantly affected by economic conditions in this region, including changes in the local real estate market, making loan loss levels difficult to predict and increasing the risk that the Company would incur material losses if borrowers default on their loans. A decline in general economic conditions could therefore have an adverse effect on the Company’s business, financial condition and results of operations. In addition, because multifamily and CRE loans represent the large majority of the Company’s loan portfolio, a decline in tenant occupancy or rents could adversely impact the ability of borrowers to repay their loans on a timely basis, which could have a negative impact on the Company’s net income, as well as the Company’s ability to maintain or increase the level of cash dividends it currently pays to its stockholders. While the Company seeks to minimize these risks through its underwriting policies, which generally require that such loans be qualified on the basis of the collateral property’s cash flows, appraised value and debt service coverage ratio, among other factors, there can be no assurance that the Company’s underwriting policies will protect it from credit-related losses or delinquencies.

Furthermore, during 2016, the Company became increasingly concerned with conditions in many of its local CRE markets, particularly those in the boroughs of New York City. The Company saw worrisome signs of markets that were becoming overheated. As a result of these concerns, the Company stopped accepting new applications for multifamily loans in the boroughs of New York City during the first quarter of 2016. The CRE lending market is also an area which has attracted significant regulatory scrutiny. The OCC, the Company’s primary bank regulator, has publicly expressed broadly applicable concerns over the last year about overheated conditions in many CRE markets. The OCC established individual minimum capital ratios for the Bank as a result of its concentration of CRE loans. In response, the Company decided to temporarily pull back from the CRE lending markets, which could have a material and adverse impact on the Company’s net income and the Company’s business, financial condition and results of operation. Following the Company’s implementation of enhanced risk management processes in order to remain compliant with applicable regulatory guidance, the Company re-entered certain commercial real estate markets that it backed away from, although it has no plans to re-enter the multifamily lending markets in New York City.

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

The Company cannot predict how its common stock will trade in the future. The market value of the Company’s common stock will likely continue to fluctuate in response to a number of factors including the following, many of which are beyond the Company’s control, as well as the other risk factors described herein:

•	the market price of People’s United’s common stock, upon which the consideration to be paid to the Company’s stockholders in the merger is based;

•	actual or anticipated quarterly fluctuations in the Company’s operating and financial results;

•	developments related to investigations, proceedings or litigation involving the Company;

•	changes in financial estimates and recommendations by financial analysts;

•	dispositions, acquisitions and financings;

•	actions of the Company’s current stockholders, including sales of common stock by existing stockholders and the Company’s directors and executive officers;

•	fluctuations in the stock price and operating results of the Company’s competitors;

•	regulatory developments; and

•	developments related to the financial services industry.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS None.

ITEM 2.	PROPERTIES

The following table sets forth certain information relating to properties owned or used in the Company’s banking activities at December 31, 2016:

Location	Primary Use	Owned or Leased
4 West Second Street, Riverhead, NY	Corporate Headquarters	Owned
3880 Veterans Memorial Highway, Bohemia, NY	Branch Office	Owned
351 Pantigo Road, East Hampton, NY	Branch Office	Owned
168 West Montauk Highway, Hampton Bays, NY	Branch Office	Owned
746 Montauk Highway, Montauk, NY	Branch Office	Owned
135 West Broadway, Port Jefferson, NY	Branch Office	Owned
1201 Ostrander Avenue, Riverhead, NY	Branch Office	Owned
6 West Second Street, Riverhead, NY	Branch Office	Owned
17 Main Street, Sag Harbor, NY	Branch Office	Owned
295 North Sea Road, Southampton, NY	Branch Office	Owned
2065 Wading River-Manor Road, Wading River, NY	Branch Office	Owned
144 Sunset Avenue, Westhampton Beach, NY	Branch Office	Owned
206 Griffing Avenue, Riverhead, NY	Administrative Office	Owned
400 Merrick Road, Amityville, NY	Branch Office	Leased
502 Main Street, Center Moriches, NY	Branch Office	Leased
31525 Main Road, Cutchogue, NY	Branch Office	Leased
21 East Industry Court, Deer Park, NY	Branch Office	Leased
99 Newtown Lane, East Hampton, NY	Branch Office	Leased
110 Marcus Boulevard, Hauppauge, NY	Branch Office	Leased
2801 Route 112, Medford, NY	Branch Office	Leased
159 Route 25A, Miller Place, NY	Branch Office	Leased
228 East Main Street, Port Jefferson, NY	Branch Office	Leased
161 North Main Street, Sayville, NY	Branch Office	Leased
9926 Route 25A, Shoreham, NY	Branch Office	Leased
222 Middle Country Road, Smithtown, NY	Branch Office	Leased
955 Little East Neck Road, West Babylon, NY	Branch Office	Leased
1055 Franklin Avenue, Garden City, NY	Loan Production and Branch Office	Leased
290 Broad Hollow Road, Melville, NY	Loan Production and Branch Office	Leased
31-00 47th Avenue, Long Island City, NY	Loan Production and Branch Office	Leased

ITEM 3.	LEGAL PROCEEDINGS

See the information set forth in Note 17. Legal Proceedings in the Notes to Consolidated Financial Statements under Part II, Item 8, which information is incorporated by reference in response to this item.

ITEM 4.	MINE SAFETY DISCLOSURES Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

At December 31, 2016, the approximate number of common equity stockholders was as follows:

Title of Class: Common Stock
Number of Record Holders: 1,190

The Company’s common stock commenced trading on the New York Stock Exchange under the symbol SCNB on December 18, 2015. Prior to that date, it traded on the NASDAQ Global Select Market under the symbol SUBK. Following are quarterly high and low sale prices of the Company’s common stock for the years ended December 31, 2016 and 2015.

2016	High Sale	Low Sale
1st Quarter	$28.14	$23.80
2nd Quarter	31.36	22.88
3rd Quarter	35.80	30.45
4th Quarter	44.70	33.58

2015	High Sale	Low Sale
1st Quarter	$23.89	$20.66
2nd Quarter	26.14	23.05
3rd Quarter	29.99	23.91
4th Quarter	31.75	25.97

The following schedule summarizes the Company’s dividends paid for the years ended December 31, 2016 and 2015.

Record Date	Dividend Payment Date	Cash Dividends Paid Per Common Share
November 9, 2016	November 23, 2016	$0.10
August 10, 2016	August 24, 2016	0.10
May 11, 2016	May 25, 2016	0.10
February 10, 2016	February 24, 2016	0.10
November 11, 2015	November 25, 2015	0.10
August 12, 2015	August 26, 2015	0.10
May 13, 2015	May 27, 2015	0.06
February 11, 2015	February 25, 2015	0.06

The following Performance Graph compares the yearly percentage change in the Company’s cumulative total stockholder return on its common stock with the cumulative total return of the S&P 500 index and the cumulative total return of the SNL Bank $1B - $5B index.

Total Return Performance
Suffolk Bancorp
S&P 500
SNL Bank $1B-$5B
Index Value
450
400
350
300
250
200
150
100
12/31/11
12/31/12
12/31/13
12/31/14
12/31/15
12/31/16

	Period Ending
Index	12/31/11	12/31/12	12/31/13	12/31/14	12/31/15	12/31/16
Suffolk Bancorp	100.00	121.41	192.77	211.60	267.30	409.37
SNL Bank $1B-$5B	100.00	123.31	179.31	187.48	209.86	301.92
S&P 500	100.00	116.00	153.57	174.60	177.01	198.18

Source: Performance Graph prepared by SNL Financial, Charlottesville, VA

For information about the Company’s equity compensation plans, please see Part III, Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters contained in this Form 10-K.

ITEM 6.	SELECTED FINANCIAL DATA

The Company’s selected financial data for the last five years follows.

FIVE-YEAR SUMMARY (dollars in thousands, except per share data)

As of or for the year ended December 31,	2016	2015	2014	2013	2012
OPERATING RESULTS:
Interest income	$77,719	$72,780	$65,053	$59,678	$60,447
Interest expense	3,929	3,247	2,519	2,930	3,719
Net interest income	73,790	69,533	62,534	56,748	56,728
(Credit) provision for loan losses	(500)	600	1,000	1,250	8,500
Net interest income after (credit) provision	74,290	68,933	61,534	55,498	48,228
Non-interest income	8,483	8,594	10,900	19,507	10,881
Operating expenses	55,320	53,954	53,419	58,565	61,571
Income (loss) before income taxes	27,453	23,573	19,015	16,440	(2,462)
Provision (benefit) for income taxes	7,622	5,886	3,720	3,722	(714)
Net income (loss)	$19,831	$17,687	$15,295	$12,718	$(1,748)
FINANCIAL CONDITION:
Investment securities	$198,022	$308,408	$360,940	$412,446	$410,388
Loans	1,676,564	1,666,447	1,355,427	1,068,848	780,780
Total assets	2,092,291	2,168,592	1,895,283	1,699,816	1,622,464
Total deposits	1,838,182	1,780,623	1,556,060	1,510,061	1,431,114
Borrowings	15,000	165,000	130,000	-	-
Stockholders' equity	215,028	197,258	182,733	167,198	163,985
SELECTED FINANCIAL RATIOS:
Performance:
Return on average assets	0.90%	0.89%	0.87%	0.76%	(0.11)%
Return on average stockholders' equity	9.54	9.27	8.57	7.78	(1.22)
Net interest margin (taxable-equivalent)	3.77	3.98	4.07	3.91	4.19
Efficiency ratio	64.49	65.64	68.41	73.64	86.22
Average stockholders' equity to average assets	9.47	9.61	10.14	9.83	9.30
Dividend payout ratio	24.10	21.48	9.16	-	-
Asset quality:
Non-performing loans to total loans (1)	0.33	0.33	0.96	1.42	2.10
Non-performing assets to total assets	0.30	0.25	0.68	0.89	1.17
Allowance for loan losses to non-performing loans (1)	362	374	148	114	108
Allowance for loan losses to total loans (1)	1.20	1.24	1.42	1.62	2.28
Net charge-offs (recoveries)/average loans	0.00	(0.06)	(0.08)	0.20	3.57
CAPITAL RATIOS:
Tier 1 leverage ratio	10.31%	9.77%	10.04%	9.81%	9.79%
Tier 1 risk-based capital ratio	13.50	11.68	12.10	13.77	16.89
Total risk-based capital ratio	14.72	12.89	13.35	15.02	18.15
Tangible common equity ratio	10.16	8.98	9.50	9.68	9.96
COMMON SHARE DATA:
Net income (loss) per share - fully diluted	$1.66	$1.49	$1.31	$1.10	$(0.17)
Cash dividends per share	0.40	0.32	0.12	-	-
Book value per share	18.01	16.72	15.66	14.45	14.18
Tangible book value per share	17.79	16.47	15.40	14.19	13.95
Average common shares outstanding	11,882,647	11,756,451	11,626,354	11,570,731	10,248,751
OTHER INFORMATION:
Number of full-time-equivalent employees	296	337	333	350	373
Number of branch offices	27	27	26	25	30
Number of ATMs	24	24	24	25	30

(1)	Excluding loans held-for-sale.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Safe Harbor Statement Pursuant to the Private Securities Litigation Reform Act of 1995

Certain statements contained in this document are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These can include remarks about the Company, the proposed merger with People’s United, the banking industry, the economy in general, expectations of the business environment in which the Company operates, projections of future performance, and potential future credit experience. These remarks are based upon current management expectations, and may, therefore, involve risks and uncertainties that cannot be predicted or quantified, that are beyond the Company’s control and that could cause future results to vary materially from the Company’s historical performance or from current expectations. These remarks may be identified by such forward-looking statements as “should,” “expect,” “believe,” “view,” “opportunity,” “allow,” “continues,” “reflects,” “typically,” “usually,” “anticipate,” or similar statements or variations of such terms. Factors that could affect the Company include particularly, but are not limited to: the ability to meet closing conditions to the merger with People’s United; delay in closing the merger; difficulties and delays in integrating the Company’s business or fully realizing cost savings and other benefits of the merger; business disruption following the merger; increased capital requirements mandated by the Company’s regulators, including the individual minimum capital requirements that the OCC established for the Bank; the Bank’s limitation on the growth of its commercial real estate (“CRE”) portfolio and the potentially adverse impact thereof on the Company’s overall business, financial condition and results of operation due to the importance of the Bank’s CRE business to the Company’s overall business, financial condition and results of operation; any failure by the Bank to comply with the individual minimum capital ratios (including as a result of increases to the Bank’s allowance for loan losses), which may result in  regulatory enforcement actions; the duration of the Bank’s limitation on the growth of its CRE portfolio, and the potentially adverse impact thereof on the Company’s overall business, financial condition and results of operation; the cost of compliance and significant amount of time required of management to comply with regulatory  requirements; results of changes in law, regulations or regulatory practices; the Company’s ability to raise capital; competitive factors, including price competition; changes in interest rates; increases or decreases in retail and commercial economic activity in the Company’s market area; variations in the ability and propensity of consumers and businesses to borrow, repay, or deposit money, or to use other banking and financial services; the Company’s ability to attract and retain key management and staff; any failure by the Company to maintain effective internal control over financial reporting; larger-than-expected losses from the sale of assets; and the potential that net charge-offs are higher than expected or for increases in our provision for loan losses. Further, it could take the Company longer than anticipated to implement its strategic plans to increase revenue and manage non-interest expense, or it may not be possible to implement those plans at all. Finally, new and unanticipated legislation, regulation, or accounting standards may require the Company to change its practices in ways that materially change the results of operations. We have no obligation to update any forward-looking statements to reflect events or circumstances after the date of this document. For more information, see the risk factors described in this Annual Report on Form 10-K and other filings with the Securities and Exchange Commission.

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

On June 26, 2016, the Company entered into an Agreement and Plan of Merger (the “merger agreement”) with People’s United pursuant to which the Company will merge into People’s United (the “merger”). People’s United will be the surviving corporation in the merger. Subject to the terms and conditions of the merger agreement, the Company’s shareholders will have the right to receive 2.225 shares of People’s United common stock in exchange for each share of Company common stock. The merger agreement was adopted by the Company’s shareholders, and both the OCC and Federal Reserve Board have approved the merger. The merger remains subject to other customary conditions to closing.

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

During 2016, the Company became increasingly concerned with conditions in many of its local commercial real estate (“CRE”) markets, particularly those in the boroughs of New York City. The Company saw worrisome signs of markets that were becoming overheated and had also observed deterioration in underwriting standards elsewhere in the industry, which had often translated into borrower expectations for loan terms that the Company was not comfortable with. As it has consistently articulated, the Company will compete fiercely for good deals on price because of the significant cost of funds advantage it has over most of the industry. However, the Company will not compromise on credit quality. As a result of these concerns, the Company stopped accepting new applications for multifamily loans in the boroughs of New York City during the first quarter of 2016. The CRE lending market is also an area which has attracted significant regulatory scrutiny. The OCC, the Company’s primary bank regulator, has publicly expressed broadly applicable concerns over the last year about overheated conditions in many CRE markets. The OCC established individual minimum capital ratios for the Bank as a result of its concentration of CRE loans. In response, the Company decided to temporarily pull back from the CRE lending markets. Following the Company’s implementation of enhanced risk management processes in order to remain compliant with applicable regulatory guidance, the Company re-entered certain commercial real estate markets that it had backed away from, although it has no current plans to re-enter the multifamily lending markets in New York City. While this shift in focus could have a negative impact on the Company’s revenue and earnings growth, the Company believes it is prudent in the current environment.

The OCC has established individual minimum capital ratios for the Bank that requires it to maintain a tier 1 leverage ratio of at least 9%, a tier 1 risk-based capital ratio of at least 11% and a total risk-based capital ratio of at least 12%. At December 31, 2016, the Bank satisfied these capital ratios, although there is no guarantee that the Bank will be able to maintain compliance with these heightened capital ratios. The Company is exploring various options to ensure that it remains compliant with these capital requirements, including possible sales of selected investment securities and multifamily loans.

At December 31, 2016, the Company, on a consolidated basis, had total assets of $2.1 billion, total deposits of $1.8 billion and stockholders’ equity of $215 million. The Company recorded net income of $19.8 million during the full year ended December 31, 2016 versus $17.7 million in the comparable 2015 period. Excluding merger-related charges, net non-accrual interest received and OREO expenses incurred, core net income was $21.5 million for the full year of 2016. The improvement in reported 2016 net income resulted principally from a $4.3 million increase in net interest income coupled with a $1.1 million reduction in the provision for loan losses.  Partially offsetting these positive factors was a $1.4 million increase in total operating expenses, a $111 thousand reduction in non-interest income, and a $1.7 million increase in income tax expense reflecting the Company’s higher effective tax rate in 2016. Excluding merger-related expenses incurred in 2016 and systems conversion expenses incurred in 2015, total operating expenses increased by $375 thousand or 0.7% versus 2015.

(in thousands)	Years Ended December 31,
	2016	2015
CORE NET INCOME:
Net income, as reported	$19,831	$17,687

Adjustments:
Net non-accrual interest adjustment	(298)	(1,248)
Merger costs	2,434	-
Nonrecurring project costs	-	1,443
OREO-related expenses	113	-
Total adjustments, before income taxes	2,249	195
Adjustment for reported effective income tax rate	624	49
Total adjustments, after income taxes	1,625	146

Core net income	$21,456	$17,833

The Company’s return on average assets and return on average common stockholders’ equity were 0.90% and 9.54%, respectively, for the year ended December 31, 2016 versus 0.89% and 9.27%, respectively, for the comparable 2015 period.

Total loans at December 31, 2016 were $1.7 billion, representing a 0.6% increase from the comparable 2015 date. The modest loan growth in 2016 compared to 2015 reflected the Company’s previously announced decision to temporarily pull back from certain commercial lending markets during the middle of 2016. In addition, $77 million in multi-family loans were sold during 2016, including approximately $28 million during the fourth quarter, in order to generate non-interest income, protect net interest margin and avoid becoming too concentrated in a single product line. Notwithstanding these factors, the Company believes it is building a strong and diversified loan pipeline for the future.

The credit quality of the Company’s loan portfolio continues to be strong. Management remains vigilant in ensuring that credit quality is not compromised, with lending and credit teams working together to manage risk and maintain strong credit standards. Total non-accrual loans were $5.6 million or 0.33% of loans outstanding at December 31, 2016 versus $5.5 million or 0.33% of loans outstanding at December 31, 2015. Total accruing loans delinquent 30 days or more were $1.2 million or 0.07% of loans outstanding at December 31, 2016 compared to $1.0 million or 0.06% of loans outstanding at December 31, 2015. The allowance for loan losses totaled $20.1 million at December 31, 2016 versus $20.7 million at December 31, 2015, representing 1.20% and 1.24% of total loans, respectively, at such dates. The allowance for loan losses as a percentage of non-accrual loans was 362% and 374% at December 31, 2016 and 2015, respectively.

Total core deposits, consisting of demand, N.O.W., savings and money market accounts were $1.6 billion at December 31, 2016, representing 89% of total deposits at that date. Total deposits, including time deposits, were $1.8 billion at December 31, 2016, representing a 3.2% increase when compared to December 31, 2015. In addition, at December 31, 2016, 47% of the Company’s total deposits were non-interest bearing demand deposits, resulting in a full year cost of funds of 20 basis points and an FTE net interest margin and core FTE net interest margin of 3.77% and 3.71%, respectively, for the full year of 2016. The Company’s cost of funds and resulting margin compared favorably to most of the industry for the same full year period.

The Company’s core operating efficiency ratio improved during the full year of 2016 to 61.9%, from 64.9% in the comparable 2015 period.

(dollars in thousands)	Years Ended December 31,
	2016	2015

Core operating expenses:
Total operating expenses	$55,320	$53,954
Adjust for merger costs	(2,434)	-
Adjust for nonrecurring project costs	-	(1,443)
Adjust for OREO-related expenses	(113)	-
Core operating expenses	52,773	52,511
Core non-interest income:
Total non-interest income	8,483	8,594
Adjustments	-	-
Core non-interest income	8,483	8,594
Adjust for tax-equivalent basis	898	833
Core FTE non-interest income	9,381	9,427
Core operating efficiency ratio:
Core operating expenses	52,773	52,511
Core FTE net interest income	76,543	71,845
Core FTE non-interest income	9,381	9,427
Adjust for net gain on sale of securities available for sale	(617)	(319)
Core total FTE revenue	85,307	80,953
Core operating expenses/core total FTE revenue	61.86%	64.87%

The Company believes it has made significant progress toward ensuring a smooth and successful integration in connection with the pending merger with People’s United. With an effort toward leveraging the strengths of the combined institutions for the benefit of all current and future stakeholders, respective teams from both institutions have continued to work closely and cooperatively.

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

Material Changes in Financial Condition

Total assets of the Company were $2.1 billion at December 31, 2016. When compared to December 31, 2015, total assets decreased by $76 million. This change was primarily due to a decrease in the investment portfolio of $110 million, partially offset by loan growth and an increase in total cash and cash equivalents of $10 million and $27 million, respectively.

Total investment securities were $198 million at December 31, 2016 and $308 million at December 31, 2015. The decrease in the investment portfolio largely reflected maturities and calls of municipal obligations and U.S. Government agency securities totaling $105 million, coupled with principal paydowns of CMOs and MBS of U.S. Government-sponsored enterprises totaling $8 million and sales of municipal obligations totaling $7 million during 2016. These decreases were partially offset by purchases of CMOs and MBS of U.S. Government-sponsored enterprises, corporate bonds and municipal obligations totaling $13 million during the same period. The available for sale securities portfolio had an unrealized pre-tax gain of $172 thousand at December 31, 2016 compared to a gain of $2.4 million at year-end 2015.

Total loans were $1.7 billion at December 31, 2016, an increase of 0.6% when compared to December 31, 2015. The modest increase in the loan portfolio was primarily due to the $35 million growth in commercial real estate loans, partially offset by a decrease in multifamily loans of $24 million in 2016.

At December 31, 2016, total deposits were $1.8 billion, an increase of $58 million when compared to December 31, 2015. This increase was primarily due to an increase in core deposit balances of $85 million, partially offset by a decrease in time deposit balances of $27 million over the same period. Core deposit balances, which consist of demand, N.O.W., savings and money market deposits, represented 89% of total deposits at December 31, 2016 and 87% of total deposits at December 31, 2015. Demand deposit balances represented 47% and 44% of total deposits at December 31, 2016 and 2015, respectively. At December 31, 2016 and 2015, the Company had $15 million and $165 million, respectively, in borrowings.

Material Changes in Results of Operations

2016 versus 2015

The Company recorded net income of $19.8 million during the full year ended December 31, 2016 versus $17.7 million in the comparable 2015 period. Excluding merger-related charges, net non-accrual interest received and OREO expenses incurred, core net income was $21.5 million for the full year of 2016. The improvement in reported 2016 net income resulted principally from a $4.3 million increase in net interest income coupled with a $1.1 million reduction in the provision for loan losses.  Partially offsetting these positive factors was a $1.4 million increase in total operating expenses, a $111 thousand reduction in non-interest income, and a $1.7 million increase in income tax expense reflecting the Company’s higher effective tax rate in 2016. Excluding merger-related expenses incurred in 2016 and systems conversion expenses incurred in 2015, total operating expenses increased by $375 thousand or 0.7% versus 2015.

The $4.3 million or 6.1% improvement in full year 2016 net interest income resulted from a $201 million increase in average total interest-earning assets, offset in part by a 21 basis point contraction of the Company’s net interest margin to 3.77% in 2016 from 3.98% in 2015. (See also Distribution of Assets, Liabilities and Stockholders’ Equity: Net Interest Income and Rates and Analysis of Changes in Net Interest Income contained herein.) Excluding the impact of net non-accrual interest received in each full year period, the Company’s core FTE net interest margin was 3.71% in 2016 versus 3.91% in 2015.

	Years Ended December 31,
($ in thousands)	2016		2015
CORE NET INTEREST INCOME/MARGIN:
Net interest income/margin (FTE)	$76,841	3.77%	$73,093	3.98%

Net non-accrual interest adjustment	(298)	(0.06%)	(1,248)	(0.07%)

Core net interest income/margin (FTE)	$76,543	3.71%	$71,845	3.91%

The Company’s full year 2016 average total interest-earning asset yield was 3.96% versus 4.15% in the comparable 2015 period. A lower average yield on the Company’s loan portfolio in 2016 versus the comparable 2015 period, down 13 basis points to 4.17%, was the primary driver of the reduction in the interest-earning asset yield. The Company’s average loan portfolio increased by $230 million (15.6%) versus 2015 while the average securities portfolio decreased by $86 million (25.4%) to $251 million in the same period.  The average yield on the investment portfolio was 3.58% in 2016 versus 3.71% a year ago.

The Company’s average cost of total interest-bearing liabilities increased by three basis points to 0.35% in 2016 versus 0.32% in the comparable 2015 full year period. The Company’s total cost of funds increased by two basis points to 0.20% in 2016 versus 2015. Average core deposits increased by $214 million (14.6%) to $1.7 billion during the 2016 full year period compared to 2015, with average demand deposits representing 44% of full year 2016 average total deposits. Average total deposits increased by $205 million or 12.1% to $1.9 billion during in 2016 versus 2015. Average core deposit balances represented 88% of average total deposits in 2016 compared to 86% in the year ago period.

The Company recorded a $500 thousand credit to the provision for loan losses during 2016 versus a provision expense of $600 thousand a year ago.

Total operating expenses increased by $1.4 million (2.5%) in the full year 2016 versus 2015 principally due to $2.4 million in merger-related expenses coupled with growth in employee compensation and benefits expense (up $1.6 million), offset in part by reductions in non-recurring project costs (systems conversion expenses) and data processing costs of $1.4 million and $1.3 million, respectively.

The Company recorded income tax expense of $7.6 million in the 2016 full year period resulting in an effective tax rate of 27.8% versus income tax expense of $5.9 million and an effective tax rate of 25.0% in the comparable 2015 period. The increase in the effective tax rate in 2016 versus 2015 resulted primarily from a decrease in tax-exempt municipal securities income due to a significant amount of bonds maturing during 2016.

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

The Company’s full year 2015 average total interest-earning asset yield was 4.15% versus 4.23% in the comparable 2014 period. A lower average yield on the Company’s loan portfolio in 2015 versus the comparable 2014 period, down 24 basis points to 4.30%, was the primary contributing factor in the reduction in the interest-earning asset yield.  The Company’s average balance sheet mix continued to improve in 2015 as average loans increased by $284 million (23.8%) versus the 2014 full year and low-yielding overnight interest-bearing deposits, federal funds sold and securities purchased under agreements to resell declined by $27 million during the same period. The average securities portfolio decreased by $54 million to $337 million in 2015 versus 2014.  The average yield on the investment portfolio was 3.71% in the 2015 period versus 3.73% in 2014.

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

The Company recorded income tax expense of $5.9 million in 2015 resulting in an effective tax rate of 25.0% versus an income tax expense of $3.7 million and an effective tax rate of 19.6% in the comparable 2014 period. The increase in the 2015 effective tax rate resulted from growth in pre-tax income taxed at the 35% federal rate, coupled with a reduction in tax-exempt income versus the comparable 2014 period. The 2014 effective tax rate also reflected a net tax benefit arising from changes in New York State tax law made in that period coupled with an adjustment related to stock-based compensation.

Distribution of Assets, Liabilities and Stockholders’ Equity: Net Interest Income and Rates

The following table presents the average daily balances of the Company’s assets, liabilities and stockholders’ equity, together with an analysis of net interest earnings and average rates, for each major category of interest-earning assets and interest-bearing liabilities. Interest and average rates are computed on a fully taxable-equivalent basis (dollars in thousands):
For the Years Ended December 31,	2016			2015			2014
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Interest-earning assets
Securities:
Taxable	$154,425	$3,712	2.40%	$202,399	$4,750	2.35%	$226,603	$5,369	2.37%
Tax-exempt	96,894	5,283	5.45	134,651	7,752	5.76	164,439	9,200	5.59
Total securities	251,319	8,995	3.58	337,050	12,502	3.71	391,042	14,569	3.73
Federal Reserve and Federal Home Loan Bank stock and other investments	6,488	332	5.12	6,505	280	4.30	3,511	152	4.33
Federal funds sold, securities purchased under agreements to resell and interest-bearing deposits due from banks	74,443	354	0.48	18,649	62	0.33	45,436	150	0.33
Loans and performing loans held for sale (including non-accrual loans):
Taxable	1,660,020	68,642	4.14	1,448,851	62,023	4.28	1,167,719	52,766	4.52
Tax-exempt	46,243	2,447	5.29	26,922	1,473	5.47	23,972	1,287	5.37
Total loans	1,706,263	71,089	4.17	1,475,773	63,496	4.30	1,191,691	54,053	4.54
Total interest-earning assets	2,038,513	$80,770	3.96%	1,837,977	$76,340	4.15%	1,631,680	$68,924	4.23%
Cash and due from banks	71,727			70,995			57,917
Other non-interest-earning assets	84,159			75,608			71,910
Total assets	$2,194,399			$1,984,580			$1,761,507

Interest-bearing liabilities
Savings, N.O.W. and money market deposits	$846,543	$2,084	0.25%	$721,989	$1,383	0.19%	$665,626	$1,162	0.17%
Time deposits	221,695	1,305	0.59	230,546	1,422	0.62	226,998	1,309	0.58
Total savings and time deposits	1,068,238	3,389	0.32	952,535	2,805	0.29	892,624	2,471	0.28
Federal funds purchased	3	-	0.76	3	-	0.45	8	-	0.46
Other borrowings	62,315	540	0.87	74,743	442	0.59	13,051	48	0.37
Total interest-bearing liabilities	1,130,556	3,929	0.35	1,027,281	3,247	0.32	905,683	2,519	0.28
Total cost of funds			0.20			0.18			0.16
Rate spread			3.61			3.83			3.95
Demand deposits	832,266			742,876			659,463
Other non-interest-bearing liabilities	23,684			23,638			17,812
Total liabilities	1,986,506			1,793,795			1,582,958
Stockholders' equity	207,893			190,785			178,549
Total liabilities and stockholders' equity	$2,194,399			$1,984,580			$1,761,507
Net interest income (taxable- equivalent basis) and interest rate margin		76,841	3.77%		73,093	3.98%		66,405	4.07%
Less: taxable-equivalent basis adjustment		(3,051)			(3,560)			(3,871)
Net interest income		$73,790			$69,533			$62,534

Interest income on a taxable-equivalent basis includes the additional amount of interest income that would have been earned if the Company’s investment in tax-exempt securities and loans had been subject to federal and New York State income taxes yielding the same after-tax income. The rate used for this adjustment was approximately 35% for federal income taxes in 2016, 2015 and 2014, 4.5% for New York State income taxes in 2016 and 2015, and 3.5% for New York State income taxes in 2014. Loan fees included in interest income amounted to $1.9 million, $1.8 million and $1.5 million in 2016, 2015 and 2014, respectively.

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

	In 2016 over 2015 Changes Due to			In 2015 over 2014 Changes Due to
	Volume	Rate	Net Change	Volume	Rate	Net Change
Interest-earning assets
Securities:
Taxable	$(1,145)	$107	$(1,038)	$(568)	$(51)	$(619)
Tax-exempt	(2,074)	(395)	(2,469)	(1,708)	260	(1,448)
Total securities	(3,219)	(288)	(3,507)	(2,276)	209	(2,067)
Federal Reserve and Federal Home Loan Bank stock and other investments	(1)	53	52	129	(1)	128
Federal funds sold, securities purchased under agreements to resell and interest-bearing deposits due from banks	255	37	292	(88)	-	(88)
Loans and performing loans held for sale (including non-accrual loans):
Taxable	8,778	(2,159)	6,619	12,171	(2,914)	9,257
Tax-exempt	1,023	(49)	974	161	25	186
Total loans	9,801	(2,208)	7,593	12,332	(2,889)	9,443
Total interest-earning assets	6,836	(2,406)	4,430	10,097	(2,681)	7,416

Interest-bearing liabilities
Savings, N.O.W. and money market deposits	251	450	701	101	120	221
Time deposits	(47)	(70)	(117)	28	85	113
Total savings and time deposits	204	380	584	129	205	334
Federal funds purchased	-	-	-	-	-	-
Other borrowings	(84)	182	98	350	44	394
Total interest-bearing liabilities	120	562	682	479	249	728
Net change in net interest income (taxable-equivalent basis)	$6,716	$(2,968)	$3,748	$9,618	$(2,930)	$6,688

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

The Company seeks to create an investment portfolio that is diversified across different classes of assets. At December 31, 2016, the majority of the Company’s portfolio consisted of investments in municipal securities and mortgage-backed securities (“MBS”). To a lesser extent, the Company also has CMOs, corporate bonds and U,S, Government agency obligations. MBS are backed by a pool of mortgages in which investors share payments based on the percentage of the pool they own. The cash flows associated with CMOs are assigned to specific securities, or tranches, in the order in which they are received. Analysis of CMOs requires careful due diligence of the mortgages that serve as the underlying collateral. The Company does not own any mortgage obligations with underlying collateral that could be classified as sub-prime. Tranche structure, final maturity and credit support also provide improved assurance of repayment. The investment portfolio provides collateral for various liabilities to municipal depositors as well as enhances the Company’s liquidity position through cash flows and the ability to pledge these assets to secure various borrowing lines. Management has determined that no OTTI was present at December 31, 2016.

The Company’s average investment portfolio decreased by $86 million to $251 million in 2016 compared to $337 million in 2015. The decrease in the investment portfolio largely reflected maturities and calls of municipal obligations and U.S. Government agency securities totaling $105 million, coupled with principal paydowns of CMOs and MBS of U.S. Government-sponsored enterprises totaling $8 million and sales of municipal obligations totaling $7 million during 2016. These decreases were partially offset by purchases of CMOs and MBS of U.S. Government-sponsored enterprises, corporate bonds and municipal obligations totaling $13 million during the same period. The components of the average investment portfolio and the year-over-year net changes in average balances are presented below (in thousands).

For the Years Ended December 31,	2016	2015
	Average Balance		Net Change
U.S. Government agency securities	$28,048	$85,034	$(56,986)
Corporate bonds	14,347	8,460	5,887
Collateralized mortgage obligations	17,879	18,965	(1,086)
Mortgage-backed securities	94,151	89,940	4,211
Obligations of states and political subdivisions	96,894	134,651	(37,757)
Total investment securities	$251,319	$337,050	$(85,731)

The following table summarizes, at carrying value, the Company’s investment securities available for sale and held to maturity for each period (in thousands):

At December 31,	2016	2015
Investment securities available for sale:
U.S. Government agency securities	$-	$28,516
Corporate bonds	8,535	5,910
Collateralized mortgage obligations	17,452	15,549
Mortgage-backed securities	87,961	92,442
Obligations of states and political subdivisions	65,294	104,682
Total investment securities available for sale	179,242	247,099
Investment securities held to maturity:
U.S. Government agency securities	2,380	43,570
Corporate bonds	6,000	6,000
Obligations of states and political subdivisions	10,400	11,739
Total investment securities held to maturity	18,780	61,309
Total investment securities	$198,022	$308,408

The following table presents the distribution, by contractual maturity and the approximate weighted-average yields, of the Company’s investment portfolio at December 31, 2016 (dollars in thousands). All securities are presented at their carrying amounts.

	Maturity (in years)
	Within 1	Yield	After 1 but within 5	Yield	After 5 but within 10	Yield	After 10	Yield	Total	Yield
Investment securities available for sale:
Corporate bonds	$-	-%	$-	-%	$8,535	3.69%	$-	-%	$8,535	3.69%
Collateralized mortgage obligations (1)	-	-	17,452	1.89	-	-	-	-	17,452	1.89
Mortgage-backed securities (1)	6,221	1.52	70,226	2.01	11,514	2.45	-	-	87,961	2.03
Obligations of states and political subdivisions (2)	20,610	6.04	44,089	5.55	595	5.71	-	-	65,294	5.71
Total investment securities available for sale	26,831	4.99	131,767	3.18	20,644	3.06	-	-	179,242	3.44
Investment securities held to maturity:
U.S. Government agency securities	-	-	-	-	2,380	2.30	-	-	2,380	2.30
Corporate bonds	-	-	-	-	6,000	5.50	-	-	6,000	5.50
Obligations of states and political subdivisions (2)	2,636	6.72	1,253	4.60	-	-	6,511	5.23	10,400	5.53
Total investment securities held to maturity	2,636	6.72	1,253	4.60	8,380	4.59	6,511	5.23	18,780	5.11
Total investment securities	$29,467	5.15%	$133,020	3.19%	$29,024	3.50%	$6,511	5.23%	$198,022	3.59%
(1)	Assumes maturity dates pursuant to average lives.
(2)	The yields on obligations of states and political subdivisions are on a fully taxable-equivalent basis.

As a member of the Federal Reserve Bank (“FRB”) and the FHLB, the Bank owned 28,960 shares and 27,939 shares of FRB and FHLB stock, respectively, with book values of $1.4 million and $2.8 million, respectively, at December 31, 2016. There is no public market for these shares. The last dividends paid were 6.00% on FRB stock in December 2016 and 5.00% on FHLB stock in November 2016.

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

In conjunction with the sale of Visa Class B shares in 2013, the Company entered into derivative swap contracts with the purchaser of these Visa Class B shares which provide for settlements between the purchaser and the Company based upon a change in the conversion ratio of Visa Class B shares into Visa Class A shares. At December 31, 2016, the Company still owned 38,638 Visa Class B shares.

Loans and the Allowance for Loan Losses

The following table categorizes the Company’s loan portfolio for each period (dollars in thousands):

At December 31,	2016		2015		2014		2013		2012
Commercial and industrial	$189,410	11.3%	$189,769	11.4%	$177,813	13.1%	$171,199	16.0%	$168,709	21.6%
Commercial real estate	731,986	43.7	696,787	41.8	560,524	41.4	464,560	43.5	359,211	46.0
Multifamily	402,935	24.0	426,549	25.6	309,666	22.8	184,624	17.3	9,261	1.2
Mixed use commercial	78,807	4.7	78,787	4.7	34,806	2.6	4,797	0.4	799	0.1
Real estate construction	41,028	2.5	37,233	2.2	26,206	1.9	6,565	0.6	15,469	2.0
Residential mortgages	185,112	11.0	186,313	11.2	187,828	13.9	169,552	15.9	146,575	18.8
Home equity	42,419	2.5	44,951	2.7	50,982	3.8	57,112	5.3	66,468	8.5
Consumer	4,867	0.3	6,058	0.4	7,602	0.5	10,439	1.0	14,288	1.8
Total loans	$1,676,564	100.0%	$1,666,447	100.0%	$1,355,427	100.0%	$1,068,848	100.0%	$780,780	100.0%

The following table presents the contractual maturities of selected loans and the sensitivities of those loans to changes in interest rates at December 31, 2016 (in thousands):

	One Year or Less	One Through Five Years	Over Five Years	Total
Commercial and industrial	$98,059	$72,106	$19,245	$189,410
Real estate construction	33,205	428	7,395	41,028
Total	$131,264	$72,534	$26,640	$230,438
Loans maturing after one year with:
Fixed interest rate		$44,155	$18,468	$62,623
Variable interest rate		$28,379	$8,172	$36,551

Non-performing loans are defined as non-accrual loans and loans 90 days or more past due and still accruing. Recognition of interest income is discontinued when reasonable doubt exists as to whether principal or interest due can be collected. Loans of all classes will generally no longer accrue interest when over 90 days past due unless the loan is well-secured and in process of collection.

The following table shows non-performing loans for each period (in thousands):

At December 31,	2016	2015	2014	2013	2012
Non-accrual loans	$5,560	$5,528	$12,981	$15,183	$16,435
Loans 90 days or more past due and still accruing	-	-	-	-	-
Total	$5,560	$5,528	$12,981	$15,183	$16,435

Non-accrual loans totaled $5.6 million or 0.33% of loans outstanding at December 31, 2016 versus $5.5 million or 0.33% of loans outstanding at December 31, 2015. The allowance for loan losses as a percentage of total non-accrual loans amounted to 362% and 374% at December 31, 2016 and December 31, 2015, respectively. Total accruing loans delinquent 30 days or more amounted to $1.2 million or 0.07% of loans outstanding at December 31, 2016 compared to $1.0 million or 0.06% of loans outstanding at December 31, 2015.

Total criticized and classified loans were $30 million at December 31, 2016 versus $21 million at December 31, 2015. Criticized loans are those loans that are not classified but require some degree of heightened monitoring. Classified loans were $25 million at December 31, 2016 as compared to $12 million at December 31, 2015. As a result of the Company’s conservative approach to risk rating its loan portfolio, two performing relationships were downgraded in 2016 which accounted for the majority of the increase in classified loans. The allowance for loan losses as a percentage of total classified loans was 82% and 170%, respectively, at the same dates.

At December 31, 2016, the Company had $12 million in TDRs, primarily consisting of commercial and industrial loans, commercial real estate loans, residential mortgages and home equity loans totaling $4 million, $2 million, $5 million and $1 million, respectively. The Company had TDRs amounting to $12 million at December 31, 2015.

At December 31, 2016, the Company’s allowance for loan losses amounted to $20.1 million or 1.20% of period-end total loans outstanding. The allowance as a percentage of loans outstanding was 1.24% at December 31, 2015.  The Company recorded net loan charge-offs of $68 thousand in 2016 versus net loan recoveries of $885 thousand in 2015. As a percentage of average total loans outstanding, these amounts represented 0.00% and (0.06%), respectively, in 2016 and 2015.

The following table presents an analysis of the Company’s allowance for loan losses for each period (dollars in thousands):

	2016	2015	2014	2013	2012
Balance, January 1	$20,685	$19,200	$17,263	$17,781	$39,958
Charge-offs:
Commercial and industrial	416	744	420	2,867	8,534
Commercial real estate	103	-	-	383	15,794
Real estate construction	-	-	-	-	3,671
Residential mortgages	-	-	32	126	3,727
Home equity	19	-	-	558	1,953
Consumer	72	14	40	166	267
Total charge-offs	610	758	492	4,100	33,946
Recoveries:
Commercial and industrial	264	1,524	797	2,077	2,456
Commercial real estate	210	39	519	97	-
Real estate construction	-	-	-	-	340
Residential mortgages	42	32	16	5	115
Home equity	13	22	50	32	246
Consumer	13	26	47	121	112
Total recoveries	542	1,643	1,429	2,332	3,269
Net charge-offs (recoveries)	68	(885)	(937)	1,768	30,677
(Credit) provision for loan losses	(500)	600	1,000	1,250	8,500
Balance, December 31	$20,117	$20,685	$19,200	$17,263	$17,781

Year ended December 31,	2016	2015	2014	2013	2012
Loans:
Average	$1,704,814	$1,471,542	$1,191,147	$905,613	$859,790
At end of period	1,676,564	1,666,447	1,355,427	1,068,848	780,780
Non-performing loans/total loans (1)	0.33%	0.33%	0.96%	1.42%	2.10%
Non-performing assets/total assets	0.30	0.25	0.68	0.89	1.17
Net charge-offs (recoveries)/average loans	0.00	(0.06)	(0.08)	0.20	3.57
Allowance for loan losses/total loans (1)	1.20	1.24	1.42	1.62	2.28

(1) Excluding loans held-for-sale.
The following table presents the allocation of the Company’s allowance for loan losses by loan class for each period (dollars in thousands):

At December 31,	2016	% of Total	2015	% of Total	2014	% of Total	2013	% of Total	2012	% of Total
Commercial and industrial	$2,132	10.6%	$1,875	9.1%	$1,560	8.1%	$2,615	15.1%	$6,181	34.8%
Commercial real estate	8,030	39.9	7,019	33.9	6,777	35.3	6,572	38.1	5,965	33.5
Multifamily	3,623	18.0	4,688	22.7	4,018	20.9	2,159	12.5	150	0.8
Mixed use commercial	730	3.6	766	3.7	261	1.4	54	0.3	34	0.2
Real estate construction	560	2.8	386	1.9	383	2.0	88	0.5	141	0.8
Residential mortgages	2,001	9.9	2,476	12.0	3,027	15.8	2,463	14.3	1,576	8.9
Home equity	515	2.6	639	3.1	709	3.7	745	4.3	907	5.1
Consumer	62	0.3	106	0.4	166	0.8	241	1.4	189	1.1
Unallocated	2,464	12.3	2,730	13.2	2,299	12.0	2,326	13.5	2,638	14.8
Total	$20,117	100.0%	$20,685	100.0%	$19,200	100.0%	$17,263	100.0%	$17,781	100.0%
The Company recorded a $500 thousand credit to the provision for loan losses during 2016 versus a provision expense of $600 thousand in 2015.

For the year ended December 31, 2016, the ending balance of the Company’s allowance for loan losses decreased by $568 thousand when compared to December 31, 2015. During 2016, decreases in the Company’s allowance for loan losses allocated to multifamily loans and residential mortgages of $1.1 million and $475 thousand, respectively, were partially offset by an increase in the allowance for loan losses allocated to commercial real estate (“CRE”) loans of $1.0 million.

The decrease in the allowance for loan losses allocated to multifamily loans during 2016 largely reflected a decrease of $24 million in unimpaired pass rated multifamily loans, coupled with a 0.20% decrease during 2016 in the average combined historical loss and environmental factors rates on such unimpaired pass rated loans. The decrease in the allowance for loan losses allocated to residential mortgages was primarily attributable to a 0.12% decrease during 2016 in the average combined historical loss and environmental factors rates on unimpaired pass rated residential mortgages. The increase in the allowance for loan losses allocated to CRE loans during 2016 largely reflected an increase of $32 million in unimpaired pass rated CRE loans, coupled with a 0.06% increase during 2016 in the average combined historical loss and environmental factors rates on such unimpaired pass rated loans.

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

At December 31, 2016, the Company’s allowance for loan losses included an unallocated portion totaling $2.5 million. When compared to December 31, 2015, the ending balance of the Company’s unallocated portion of the allowance for loan losses decreased $266 thousand. Management has determined that the current level of the allowance for loan losses, including the unallocated portion, is adequate in relation to the probable inherent losses present in the portfolio. Management considers many factors in this analysis, among them credit risk grades, delinquency trends, concentrations within segments of the loan portfolio, recent charge-off experience, local and national economic conditions, current real estate market conditions in geographic areas where the Company’s loans are located, changes in the trend of non-performing loans, changes in interest rates and loan portfolio growth. Changes in one or a combination of these factors may adversely affect the Company’s loan portfolio resulting in increased delinquencies, loan losses and future levels of loan loss provisions. Due to these uncertainties, management expects to record loan charge-offs in future periods. (See also Critical Accounting Policies, Judgments and Estimates contained herein.)

Deposits

The following table presents the average balance and the average rate paid on the Company’s deposits for each period (dollars in thousands):

	2016		2015		2014
	Average	Average Rate Paid	Average	Average Rate Paid	Average	Average Rate Paid
Demand deposits	$832,266	-%	$742,876	-%	$659,463	-%
Savings deposits	345,822	0.14	315,898	0.15	302,385	0.15
N.O.W. and money market deposits	500,721	0.32	406,091	0.22	363,241	0.20
Time certificates of $100,000 or more	164,511	0.60	171,394	0.62	165,389	0.55
Other time deposits	57,184	0.56	59,152	0.62	61,609	0.64
Total	$1,900,504	0.18%	$1,695,411	0.17%	$1,552,087	0.16%

The following table sets forth, by time remaining to maturity, the Company’s certificates of deposit of $100,000 or more at December 31, 2016 (in thousands):

3 months or less	$100,127
Over 3 through 6 months	11,459
Over 6 through 12 months	13,882
Over 12 months	22,627
Total	$148,095

Borrowings

The Company may utilize both short-term and long-term borrowings which could include lines of credit for federal funds with correspondent banks, securities sold under agreements to repurchase and FHLB borrowings. The Company’s average total borrowings decreased $12 million during 2016 compared to 2015. The Company had borrowings of $15 million outstanding at December 31, 2016 versus $165 million outstanding at December 31, 2015.

The following provides information on the Company’s borrowings for each period (dollars in thousands):

	Federal Home Loan Bank Borrowings		Federal Funds Purchased
	2016	2015	2016	2015
Daily average outstanding	$62,315	$74,743	$3	$3
Average interest rate paid	0.87%	0.59%	0.76%	0.45%
Maximum amount outstanding at any month-end	$175,000	$165,000	$-	$-
December 31 balance	15,000	165,000	-	-
Weighted-average interest rate on balances outstanding	1.76%	0.63%	-%	-%

Contractual and Off-Balance Sheet Obligations

Shown below are the amounts of payments due under specified contractual obligations, aggregated by category of contractual obligation, for specified time periods. All information is as of December 31, 2016 (in thousands):

Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Time deposits	$196,703	$159,193	$27,485	$9,831	$194
FHLB borrowings	15,000	-	-	15,000	-
Operating lease obligations	7,391	1,679	2,578	1,502	1,632
Capital lease obligations	5,748	341	701	737	3,969
Performance and financial letters of credit	14,270	13,959	220	-	91
Total	$239,112	$175,172	$30,984	$27,070	$5,886

The Company has not used, and has no intention to use, any significant off-balance sheet financing arrangements for liquidity purposes. Its primary financial instruments with off-balance sheet risk are limited to loan servicing for others and obligations to fund loans to customers pursuant to existing commitments.

Liquidity and Capital Resources

Liquidity management is defined as both the Company’s and the Bank’s ability to meet their financial obligations on a continuous basis without material loss or disruption of normal operations. These obligations include the withdrawal of deposits on demand or at their contractual maturity, the repayment of borrowings as they mature, funding new and existing loan commitments and the ability to take advantage of business opportunities as they arise. Asset liquidity is provided by short-term investments and the marketability of securities available for sale. The Company may also leave excess reserve balances at the FRB if the rate being paid is higher than would be available from other short-term investments. Liquid assets, consisting of federal funds sold, securities available for sale and balances at the FRB, decreased to $265 million at December 31, 2016 compared to $268 million at December 31, 2015. These liquid assets may include assets that have been pledged primarily against municipal deposits or borrowings. In addition, the Company has pledged mortgage-backed securities of U.S. Government-sponsored enterprises held in its available for sale portfolio, with a market value of approximately $3 million at December 31, 2016, as collateral for the derivative swap contracts. Liquidity is also provided by the maintenance of a base of core deposits, maturing short-term assets including cash and due from banks, the ability to sell or pledge marketable assets and access to lines of credit.

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

The Company’s primary sources of funds are cash provided by deposits and borrowings, proceeds from maturities and sales of securities available for sale and cash provided by operating activities. At December 31, 2016, total deposits were $1.8 billion, an increase of $58 million when compared to December 31, 2015. Of the $197 million in total time deposits at December 31, 2016, $159 million are scheduled to mature within the next 12 months. Based on historical experience, the Company expects to be able to replace a substantial portion of those maturing deposits with comparable deposit products. At December 31, 2016 and 2015, the Company had $15 million and $165 million, respectively, in borrowings used to fund the growth in the Company’s loan portfolio. For the years ended December 31, 2016 and 2015, proceeds from sales and maturities of securities available for sale totaled $70 million and $51 million, respectively.

The Company’s primary uses of funds are for the origination of loans and the purchase of investment securities. For the year ended December 31, 2016, the Company had net loan originations for portfolio of $87 million compared to $334 million for the same period in 2015. The Company purchased investment securities totaling $13 million and $23 million during the years ended December 31, 2016 and 2015, respectively.

The Bank’s Asset/Liability and Funds Management Policy establishes specific policies and operating procedures governing liquidity levels to assist management in developing plans to address future and current liquidity needs. Management monitors the rates and cash flows from the loan and investment portfolios while also examining the maturity structure and volatility characteristics of liabilities to develop an optimum asset/liability mix. Available funding sources include retail, commercial and municipal deposits, purchased liabilities and stockholders’ equity. At December 31, 2016, access to approximately $662 million in FHLB lines of credit for overnight or term borrowings with maturities of up to thirty years was available. At December 31, 2016, approximately $60 million and $10 million in unsecured and secured lines of credit, respectively, extended by correspondent banks were also available to be utilized, if needed, for short-term funding purposes. At December 31, 2016, borrowings outstanding with the FHLB consisted entirely of $15 million in five-year term borrowings. No borrowings were outstanding under lines of credit with correspondent banks.

The Bank also has the ability to access the brokered deposit market. Deposits gathered through the Certificate of Deposit Account Registry Service (“CDARS”) are considered for regulatory purposes to be brokered deposits. At December 31, 2016, the Bank had $1 million in CDARS deposits outstanding.

The Company strives to maintain an efficient level of capital, commensurate with its risk profile, on which a competitive rate of return to stockholders will be realized over both the short and long term. Capital is managed to enhance stockholder value while providing flexibility for management to act opportunistically in a changing marketplace. Management continually evaluates the Company’s capital position in light of current and future growth objectives and regulatory guidelines. Total stockholders’ equity was $215 million at December 31, 2016 compared to $197 million at December 31, 2015. The increase in stockholders’ equity versus December 31, 2015 was primarily due to net income, net of dividends paid, recorded during 2016.

The Company and the Bank are subject to regulatory capital requirements. The Company’s tier 1 leverage, common equity tier 1 risk-based, tier 1 risk-based and total risk-based capital ratios were 10.31%, 13.50%, 13.50% and 14.72%, respectively, at December 31, 2016, exceeding all regulatory requirements. The Bank’s tier 1 leverage, common equity tier 1 risk-based, tier 1 risk-based and total risk-based capital ratios were 10.25%, 13.41%, 13.41% and 14.64%, respectively, at December 31, 2016. Each of these ratios exceeds the regulatory guidelines for a well-capitalized institution, the highest regulatory capital category. Moreover, capital rules also place limits on capital distributions and certain discretionary bonus payments if a banking organization does not maintain a buffer of common equity tier 1 capital above minimum capital requirements. The capital buffer requirement is being phased in beginning January 1, 2016 at 0.625% per year until it becomes 2.50% in 2019 and thereafter. At December 31, 2016, the Company’s and the Bank’s capital buffers were in excess of both the current and fully phased-in requirements.

In addition, the OCC, the Company’s primary bank regulator, established individual minimum capital ratios for the Bank, which requires the Bank to establish and maintain levels of capital greater than those generally required for a “well capitalized” institution, that requires it to maintain a tier 1 leverage ratio of at least 9%, a tier 1 risk-based capital ratio of at least 11% and a total risk-based capital ratio of at least 12%. At December 31, 2016, the Bank satisfied these capital ratios.

The Company did not repurchase any shares of its common stock during 2016. Repurchase of shares will occur only if management believes that the purchase will be at prices that are accretive to earnings per share and is the most efficient use of the Company’s capital.

The Company’s total stockholders’ equity to total assets ratio and the Company’s tangible common equity to tangible assets ratio (“TCE ratio”) were 10.28% and 10.16%, respectively, at December 31, 2016 versus 9.10% and 8.98%, respectively, at December 31, 2015. The ratio of total stockholders’ equity to total assets is the most comparable U.S. GAAP measure to the non-GAAP TCE ratio presented herein. The ratio of tangible common equity to tangible assets, or TCE ratio, is calculated by dividing total common stockholders’ equity by total assets, after reducing both amounts by intangible assets. The TCE ratio is not required by U.S. GAAP or by applicable bank regulatory requirements, but is a metric used by management to evaluate the adequacy of our capital levels. Since there is no authoritative requirement to calculate the TCE ratio, our TCE ratio is not necessarily comparable to similar capital measures disclosed or used by other companies in the financial services industry. Tangible common equity and tangible assets are non-GAAP financial measures and should be considered in addition to, not as a substitute for or superior to, financial measures determined in accordance with U.S. GAAP. Set forth below are the reconciliations of tangible common equity to U.S. GAAP total common stockholders’ equity and tangible assets to U.S. GAAP total assets at December 31, 2016 (in thousands).

				Ratios
Total stockholders' equity	$215,028	Total assets	$2,092,291	10.28%	(1)
Less: intangible assets	(2,722)	Less: intangible assets	(2,722)
Tangible common equity	$212,306	Tangible assets	$2,089,569	10.16%	(2)

(1)	The ratio of total stockholders' equity to total assets is the most comparable U.S. GAAP measure to the non-GAAP tangible common equity ratio presented herein.
(2)	TCE ratio.

All dividends must conform to applicable statutory requirements. The Company’s ability to pay dividends to stockholders depends on the Bank’s ability to pay dividends to the Company. Under 12 USC 56-9, a national bank may not pay a dividend on its common stock if the dividend would exceed net undivided profits then on hand. Further, under 12 USC 60, a national bank must obtain prior approval from the OCC to pay dividends on either common or preferred stock that would exceed the bank’s net profits for the current year combined with retained net profits (net profits minus dividends paid during that period) of the prior two years. The ability of the Bank to pay dividends to the Company is subject to certain regulatory restrictions. Generally, dividends declared in a given year by a national bank are limited to its net profit, as defined by regulatory agencies, for that year, combined with its retained net income for the preceding two years, less any required transfer to surplus or to fund for the retirement of any preferred stock. In addition, a national bank may not pay dividends in an amount greater than its undivided profits or declare any dividends if such declaration would leave the bank inadequately capitalized. At December 31, 2016, $47.3 million was available for dividends from the Bank to the Company.

The Company’s Board of Directors declared four quarterly cash dividends totaling $0.40 per common share in 2016. Dividends totaling $0.32 per common share were declared in 2015.

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

The accompanying table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at December 31, 2016 which, based upon certain assumptions, are expected to reprice or mature in each of the time frames shown. When monitoring this interest-sensitivity gap position, management recognizes that these static measurements do not reflect the results of any projected activity and are best utilized as early indicators of potential interest rate exposures. Rather, management relies on net interest income simulation analysis as its primary tool to manage the Company's asset/liability position on a dynamic repricing basis.

(dollars in thousands)	0 to 3 Months	4 to 6 Months	7 to 12 Months	1 to 3 Years	More Than 3 Years	Not Rate Sensitive	Total
Interest-earning assets
Loans and performing loans held for sale (1)	$301,229	$73,358	$142,567	$471,305	$682,853	$5,252	$1,676,564
Federal Reserve and Federal Home Loan
Bank stock and other investments (2)	-	-	-	-	-	4,524	4,524
Investment securities (3)	7,293	16,052	12,484	68,403	93,790	-	198,022
Interest-bearing deposits with banks and fed funds sold	87,282	-	-	-	-	-	87,282
Total interest-earning assets	$395,804	$89,410	$155,051	$539,708	$776,643	$9,776	$1,966,392

Interest-bearing liabilities
Savings, N.O.W. and money market deposits (4)	$336,048	$32,381	$24,927	$108,027	$272,692	$-	$774,075
Time deposits (5)	115,483	19,816	23,894	27,485	10,025	-	196,703
Borrowings	-	-	-	-	15,000	-	15,000
Total interest-bearing liabilities	$451,531	$52,197	$48,821	$135,512	$297,717	$-	$985,778
Gap	$(55,727)	$37,213	$106,230	$404,196	$478,926	$9,776	$980,614
Cumulative difference between interest earning assets and interest-bearing liabilities	$(55,727)	$(18,514)	$87,716	$491,912	$970,838	$980,614
Cumulative difference/total assets	(2.66%)	(0.89%)	4.19%	23.52%	46.42%	46.89%

(1)	Based on contractual maturity and instrument repricing date if applicable; projected prepayments and prepayments of principal based on experience.
(2)	Federal Reserve and Federal Home Loan Bank stock and other investments is not considered rate sensitive.
(3)	Based on contractual maturity, instrument repricing dates if applicable and projected prepayments.
(4)	Savings and N.O.W. deposits decay is calculated using an estimated weighted-average life of 6.4 years. Money market deposits are included in the 0 to 3 months category.
(5)	Based on contractual maturity.

At December 31, 2016, the Company’s balance sheet exhibited an asset sensitive posture over both the one year and longer-term time horizons which may result in an increase in net interest income if interest rates rise. Conversely, if interest rates decline, net interest income may be reduced.

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

Generally, the Company may be considered asset sensitive when net interest income increases in a rising interest rate environment or decreases under a falling interest rate scenario. Similarly, the Company may be considered liability sensitive when net interest income increases in a falling interest rate environment or decreases in a rising interest rate environment. At December 31, 2016, the Company’s balance sheet exhibited an asset sensitive posture over both the short-term and long-term time horizons.

The following table presents the Company’s NII sensitivity at December 31, 2016, assuming no growth in assets or liabilities, under a 100 basis point change in interest rates downward and a 200 basis point change upward.

	Estimated NII Sensitivity at December 31, 2016
Time Horizon	-100 basis point rate ramp	Base case	+200 basis point rate ramp
Year One	(1.8%)	0.0%	1.0%
Year Two	(6.3%)	0.1%	6.1%

When appropriate, ALCO may use off-balance sheet instruments such as interest rate floors, caps, and swaps to hedge its position with regard to interest rate risk. The Board of Directors has approved a hedging policy statement that governs the use of such instruments. At December 31, 2016, there were no derivative financial instruments outstanding for hedging purposes.

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

The following table presents the Company’s EVE sensitivity at December 31, 2016.

Rate Change	Estimated EVE Sensitivity at December 31, 2016
+200 basis point shock	10.0%
-100 basis point shock	(16.3%)

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Suffolk Bancorp
Riverhead, New York

We have audited the accompanying consolidated statements of condition of Suffolk Bancorp and subsidiaries (collectively the “Company”) as of December 31, 2016 and 2015 and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Suffolk Bancorp and subsidiaries at December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Suffolk Bancorp and subsidiaries’ internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 27, 2017, expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

New York, New York
March 27, 2017

SUFFOLK BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CONDITION
December 31, 2016 and December 31, 2015
(dollars in thousands, except per share data)

	December 31, 2016	December 31, 2015
ASSETS
Cash and cash equivalents
Cash and non-interest-bearing deposits due from banks	$37,572	$75,272
Interest-bearing deposits due from banks	87,282	22,814
Total cash and cash equivalents	124,854	98,086
Federal Reserve and Federal Home Loan Bank stock and other investments	4,524	10,756
Investment securities:
Available for sale, at fair value	179,242	247,099
Held to maturity (fair value of $19,259 and $63,272, respectively)	18,780	61,309
Total investment securities	198,022	308,408
Loans	1,676,564	1,666,447
Allowance for loan losses	20,117	20,685
Net loans	1,656,447	1,645,762
Loans held for sale	-	1,666
Premises and equipment, net	24,725	23,240
Bank-owned life insurance	53,756	52,383
Deferred tax assets, net	14,384	15,845
Accrued interest and loan fees receivable	5,742	5,859
Goodwill and other intangibles	2,722	2,864
Other real estate owned ("OREO")	650	-
Other assets	6,465	3,723
TOTAL ASSETS	$2,092,291	$2,168,592

LIABILITIES & STOCKHOLDERS' EQUITY
Demand deposits	$867,404	$787,944
Savings, N.O.W. and money market deposits	774,075	768,036
Subtotal core deposits	1,641,479	1,555,980
Time deposits	196,703	224,643
Total deposits	1,838,182	1,780,623
Borrowings	15,000	165,000
Unfunded pension liability	7,997	6,428
Capital leases	4,261	4,395
Other liabilities	11,823	14,888
TOTAL LIABILITIES	1,877,263	1,971,334
COMMITMENTS AND CONTINGENT LIABILITIES STOCKHOLDERS' EQUITY
Common stock (par value $2.50; 15,000,000 shares authorized;issued 14,102,617 and 13,966,292, respectively;outstanding 11,936,879 and 11,800,554, respectively)	35,256	34,916
Surplus	49,532	46,239
Retained earnings	145,173	130,093
Treasury stock at par (2,165,738 shares)	(5,414)	(5,414)
Accumulated other comprehensive loss, net of tax	(9,519)	(8,576)
TOTAL STOCKHOLDERS' EQUITY	215,028	197,258
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,092,291	$2,168,592

See accompanying notes to consolidated financial statements.

SUFFOLK BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
For the Years Ended December 31, 2016, 2015 and 2014
(dollars in thousands, except per share data)

	For the Years Ended December 31,
	2016	2015	2014
INTEREST INCOME
Loans and loan fees	$70,128	$62,914	$53,570
U.S. Government agency obligations	676	2,079	2,320
Obligations of states and political subdivisions	3,400	4,774	5,812
Collateralized mortgage obligations	353	593	860
Mortgage-backed securities	1,846	1,767	1,936
Corporate bonds	630	311	253
Federal funds sold, securities purchased under agreements to resell and interest-bearing deposits due from banks	354	62	150
Dividends	332	280	152
Total interest income	77,719	72,780	65,053
INTEREST EXPENSE
Savings, N.O.W. and money market deposits	2,084	1,383	1,162
Time deposits	1,305	1,422	1,309
Borrowings	540	442	48
Total interest expense	3,929	3,247	2,519
Net interest income	73,790	69,533	62,534
(Credit) provision for loan losses	(500)	600	1,000
Net interest income after (credit) provision for loan losses	74,290	68,933	61,534
NON-INTEREST INCOME
Service charges on deposit accounts	2,449	3,042	3,681
Other service charges, commissions and fees	2,891	2,718	3,084
Fiduciary fees	-	-	1,023
Net gain on sale of securities available for sale	617	319	19
Net gain on sale of portfolio loans	457	568	217
Net gain on sale of mortgage loans originated for sale	292	356	283
Net gain on sale of premises and equipment	-	-	751
Income from bank-owned life insurance	1,373	1,274	1,355
Other operating income	404	317	487
Total non-interest income	8,483	8,594	10,900
OPERATING EXPENSES
Employee compensation and benefits	35,029	33,446	34,560
Occupancy expense	5,476	5,675	5,535
Equipment expense	1,829	1,636	1,730
Consulting and professional services	2,128	2,159	2,626
FDIC assessment	953	1,082	1,031
Data processing	811	2,123	2,204
Merger costs	2,434	-	-
Nonrecurring project costs	-	1,443	-
Other operating expenses	6,660	6,390	5,733
Total operating expenses	55,320	53,954	53,419
Income before income tax expense	27,453	23,573	19,015
Income tax expense	7,622	5,886	3,720
NET INCOME	$19,831	$17,687	$15,295
EARNINGS PER COMMON SHARE - BASIC	$1.67	$1.50	$1.32
EARNINGS PER COMMON SHARE - DILUTED	$1.66	$1.49	$1.31
WEIGHTED AVERAGE COMMON SHARES - BASIC	11,882,647	11,756,451	11,626,354
WEIGHTED AVERAGE COMMON SHARES - DILUTED	11,972,372	11,833,504	11,682,142

See accompanying notes to consolidated financial statements.

SUFFOLK BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Years Ended December 31, 2016, 2015 and 2014
(in thousands)

	For the Years Ended December 31,
	2016	2015	2014

Net income	$19,831	$17,687	$15,295
Other comprehensive income (loss), net of tax and reclassification adjustments:
Net unrealized holding (loss) gain on securities available for sale arising during the period,net of tax of ($887), ($766) and $4,060, respectively	(1,334)	(1,201)	6,732
Change in unrealized gain (loss) on securities transferred from available for sale to held to maturity, net of tax of $881, $250 and ($1,180), respectively	1,324	410	(1,805)
Net actuarial adjustment on pension and post-retirement plan benefit obligation,net of tax of ($648), ($628) and ($2,929), respectively	(933)	(942)	(4,481)
Total other comprehensive (loss) income, net of tax	(943)	(1,733)	446
Total comprehensive income	$18,888	$15,954	$15,741

See accompanying notes to consolidated financial statements.

SUFFOLK BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
For the Years Ended December 31, 2016, 2015 and 2014
(dollars in thousands, except per share data)

	For the Years Ended December 31,
	2016	2015	2014
Common stock
Balance, January 1	$34,916	$34,591	$34,348
Dividend reinvestment (80,499, 33,566 and 6,671 shares issued, respectively)	201	85	16
Stock options exercised (11,300, 39,334 and 18,735 shares issued, respectively)	28	98	46
Stock-based compensation	111	142	181
Ending balance	35,256	34,916	34,591
Surplus
Balance, January 1	46,239	44,230	43,280
Dividend reinvestment	2,100	761	120
Stock options exercised	173	441	200
Stock-based compensation	1,020	807	630
Ending balance	49,532	46,239	44,230
Retained earnings
Balance, January 1	130,093	116,169	102,273
Net income	19,831	17,687	15,295
Cash dividends on common stock ($0.40, $0.32 and $0.12 per share, respectively)	(4,751)	(3,763)	(1,399)
Ending balance	145,173	130,093	116,169
Treasury stock
Balance, January 1	(5,414)	(5,414)	(5,414)
Ending balance	(5,414)	(5,414)	(5,414)
Accumulated other comprehensive loss, net of tax
Balance, January 1	(8,576)	(6,843)	(7,289)
Other comprehensive (loss) income	(943)	(1,733)	446
Ending balance	(9,519)	(8,576)	(6,843)
Total stockholders' equity	$215,028	$197,258	$182,733

See accompanying notes to consolidated financial statements.

SUFFOLK BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2016, 2015 and 2014
(in thousands)

	For the Years Ended December 31,
	2016	2015	2014
NET INCOME	$19,831	$17,687	$15,295
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES
(Credit) provision for loan losses	(500)	600	1,000
Depreciation and amortization	2,429	2,331	2,358
Stock-based compensation - net	1,131	949	811
Net amortization of premiums	1,155	1,136	1,188
Originations of mortgage loans held for sale	(37,198)	(39,858)	(16,582)
Proceeds from sale of mortgage loans originated for sale	39,157	39,907	15,682
Gain on sale of mortgage loans originated for sale	(292)	(356)	(283)
Gain on sale of portfolio loans	(457)	(568)	(217)
Decrease (increase) in other intangibles	142	127	(13)
Deferred tax expense (benefit)	2,118	1,014	(1,711)
Decrease (increase) in accrued interest and loan fees receivable	117	(183)	(235)
(Increase) decrease in other assets	(2,743)	651	(366)
Adjustment to unfunded pension liability	(12)	(1,445)	(1,365)
Decrease in other liabilities	(3,066)	(789)	(2,011)
Income from bank-owned life insurance	(1,373)	(1,274)	(1,355)
Gain on sale of premises and equipment	-	-	(751)
Net gain on sale of securities available for sale	(617)	(319)	(19)
Net cash provided by operating activities	19,822	19,610	11,426
CASH FLOWS FROM INVESTING ACTIVITIES
Principal payments on investment securities - available for sale	8,238	14,431	11,055
Proceeds from sale of investment securities - available for sale	6,615	10,080	20,604
Maturities and calls of investment securities - available for sale	63,555	41,370	29,634
Purchases of investment securities - available for sale	(13,188)	(16,975)	(800)
Maturities and calls of investment securities - held to maturity	44,611	7,502	1,084
Purchases of investment securities - held to maturity	-	(6,000)	(3,434)
Decrease in interest-bearing time deposits in other banks	-	10,000	-
Decrease (increase) in Federal Reserve and Federal Home Loan Bank stock and other investments	6,232	(2,156)	(5,737)
Proceeds from sale of portfolio loans	77,016	49,871	25,443
Loan originations - net	(87,395)	(334,302)	(336,005)
Proceeds from sale of premises and equipment	-	-	1,064
Purchases of bank-owned life insurance	-	(6,000)	(5,000)
Purchases of premises and equipment - net	(3,914)	(1,930)	(1,051)
Net cash provided by (used in) investing activities	101,770	(234,109)	(263,143)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposit accounts	57,559	224,563	45,999
Net (decrease) increase in short-term borrowings	(150,000)	20,000	130,000
Proceeds from long-term borrowings	-	15,000	-
Proceeds from stock options exercised	201	539	246
Cash dividends paid on common stock	(4,751)	(3,763)	(1,399)
Proceeds from shares issued under the dividend reinvestment plan	2,301	846	136
Decrease in capital lease payable	(134)	(116)	(101)
Net cash (used in) provided by financing activities	(94,824)	257,069	174,881
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	26,768	42,570	(76,836)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	98,086	55,516	132,352
CASH AND CASH EQUIVALENTS, END OF PERIOD	$124,854	$98,086	$55,516
SUPPLEMENTAL DATA:
Interest paid	$3,999	$3,185	$2,543
Income taxes paid	$5,813	$4,443	$6,314
Loans transferred to held-for-sale	$76,810	$24,164	$50,363
Loans transferred to OREO	$650	$-	$-
Investment securities transferred from available for sale to held to maturity	$-	$-	$48,147

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Operations — Suffolk Bancorp (the “Company”) was incorporated in 1985 as a bank holding company. The Company currently owns all of the outstanding capital stock of Suffolk County National Bank (the “Bank”). The Bank was organized under the national banking laws of the United States in 1890. The Bank formed Suffolk Greenway, Inc. (the “REIT”), a real estate investment trust, and owns 100% of an insurance agency and two corporations used to acquire foreclosed real estate. The insurance agency and the two corporations used to acquire foreclosed real estate are immaterial to the Company’s operations. The consolidated financial statements include the accounts of the Company and the Bank and its subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation. Unless the context otherwise requires, references herein to the Company include the Company and the Bank and subsidiaries on a consolidated basis.

On June 26, 2016, the Company entered into an Agreement and Plan of Merger (the “merger agreement”) with People’s United Financial, Inc. (“People’s United”) pursuant to which the Company will merge into People’s United (the “merger”). People’s United will be the surviving corporation in the merger. Subject to the terms and conditions of the merger agreement, the Company’s shareholders will have the right to receive 2.225 shares of People’s United common stock in exchange for each share of Company common stock. The merger agreement was adopted by the Company’s shareholders and both the Office of the Comptroller of the Currency and the Board of Governors of the Federal Reserve System have approved the merger. The merger remains subject to other customary conditions to closing.

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

Transfers of Financial Instruments - Transfers of financial assets for which the Bank has surrendered control of the financial assets are accounted for as sales to the extent that consideration other than beneficial interests in the transferred assets is received in exchange. Retained interests in a sale or securitization of financial assets are initially measured at fair value and subsequently amortized over the estimated servicing period. The fair values of retained servicing rights and any other retained interests are determined based on the present value of expected future cash flows associated with those interests and by reference to market prices for similar assets. There were no transfers of financial assets to related or affiliated parties for any of the reported periods. The Bank services residential mortgage loans for others which are not included in the accompanying consolidated statements of condition. At December 31, 2016 and 2015, the outstanding principal balance of such loans approximated $189 million and $179 million, respectively. The carrying value, approximating the estimated fair value, of mortgage servicing rights was $2 million as of December 31, 2016 and 2015, and is recorded in goodwill and other intangibles in the Company’s consolidated statements of condition.

Loans Held For Sale – Loans held for sale are carried at the lower of aggregate cost or fair value, based on observable inputs in the secondary market. Changes in fair value of loans held for sale are recognized in earnings.

Other Real Estate Owned (“OREO”) — Property acquired through foreclosure, or OREO, is initially stated at the lower of cost or fair value less estimated selling costs. Losses arising at the time of the acquisition of property are charged against the allowance for loan losses. Any additional write-downs to the carrying value of these assets that may be required, as well as the cost of maintaining and operating these foreclosed properties, are charged to expense. The Company held OREO amounting to $650 thousand at December 31, 2016 resulting from the addition of one residential property during the first quarter of 2016. The Company held no OREO at December 31, 2015.

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

Goodwill — Goodwill resulting from business combinations represents the excess of the purchase price over the fair value of the net assets of the acquired business and was approximately $814 thousand at each of the Company’s reported periods. Goodwill is not amortized but tested for impairment at least annually or when there is a circumstance that would indicate the need to evaluate between annual tests. Based on these tests, there was no impairment of goodwill as of December 31, 2016 and 2015.

Allowance for Off-Balance Sheet Credit Risk — The balance of the allowance for off-balance sheet credit risk is determined by management’s estimate of the amount of financial risk in outstanding loan commitments and contingent liabilities such as performance and financial letters of credit. The allowance for off-balance sheet credit risk was $240 thousand and $290 thousand at December 31, 2016 and 2015, respectively, and is recorded in other liabilities in the Company’s consolidated statements of condition.

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

The reconciliation of basic and diluted weighted average number of common shares outstanding for the years ended December 31, 2016, 2015 and 2014 follows.

	Years Ended December 31,
	2016	2015	2014

Weighted average common shares outstanding	11,766,912	11,649,240	11,582,807
Weighted average unvested restricted shares	115,735	107,211	43,547
Weighted average shares for basic earnings per share	11,882,647	11,756,451	11,626,354

Additional diluted shares:
Stock options	89,725	77,053	55,788
Weighted average shares for diluted earnings per share	11,972,372	11,833,504	11,682,142

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

Recent Accounting Guidance – In August 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-15, Statement of Cash Flows (Topic 230), “Classification of Certain Cash Receipts and Cash Payments.” ASU 2016-15 clarifies whether the following items should be categorized as operating, investing or financing in the statement of cash flows: (i) debt prepayments and extinguishment costs, (ii) settlement of zero-coupon debt, (iii) settlement of contingent consideration, (iv) insurance proceeds, (v) settlement of corporate-owned life insurance (COLI) and bank-owned life insurance (BOLI) policies, (vi) distributions from equity method investees, (vii) beneficial interests in securitization transactions, and (viii) receipts and payments with aspects of more than one class of cash flows. For public business entities that are U.S. Securities and Exchange Commission filers, like the Company, the amendments are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. An entity that elects early adoption must adopt all of the amendments in the same period. The amendments in this ASU should be applied using a retrospective transition method to each period presented. If it is impracticable to apply the amendments retrospectively for some of the issues, the amendments for those issues would be applied prospectively as of the earliest date practicable. Being disclosure-related only, the Company believes adoption of this ASU in 2018 will not have a material effect on the Company’s consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326), “Measurement of Credit Losses on Financial Instruments.” ASU 2016-13 significantly changes the impairment model for most financial assets that are measured at amortized cost and certain other instruments from an incurred loss model to an expected loss model and provides for recording credit losses on available-for-sale debt securities through an allowance account. The ASU also requires certain incremental disclosures. For public business entities, the amendments are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for all entities beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently evaluating the impact of the pending adoption of the ASU on its consolidated financial statements; however, the materiality of any such impact is not reasonably determinable at this time.

In March 2016, the FASB issued ASU 2016-09, Compensation—Stock Compensation (Topic 718), “Improvements to Employee Share-Based Payment Accounting.” ASU 2016-09 introduces targeted amendments intended to simplify the accounting for stock compensation. Specifically, the ASU requires all excess tax benefits and tax deficiencies (including tax benefits of dividends on share-based payment awards) to be recognized as income tax expense or benefit in the income statement. The tax effects of exercised or vested awards should be treated as discrete items in the reporting period in which they occur. An entity also should recognize excess tax benefits, and assess the need for a valuation allowance, regardless of whether the benefit reduces taxes payable in the current period. The ASU also requires excess tax benefits to be classified along with other income tax cash flows as an operating activity in the statement of cash flows. In addition, the ASU elevates the statutory tax withholding threshold to qualify for equity classification up to the maximum statutory tax rates in the applicable jurisdiction(s). The ASU also clarifies that cash paid by an employer when directly withholding shares for tax withholding purposes should be classified as a financing activity. The ASU provides an optional accounting policy election (with limited exceptions), to be applied on an entity-wide basis, to either estimate the number of awards that are expected to vest (consistent with existing U.S. GAAP) or account for forfeitures when they occur. The amendments were effective for public business entities for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption was permitted. The Company’s adoption of ASU 2016-09 on January 1, 2017 did not have a material effect on the Company’s consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The ASU establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company has not yet evaluated this ASU, thus the impact of its pending adoption on the Company’s consolidated financial statements is not currently known or reasonably estimable.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), “Revenue from Contracts with Customers,” which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of the ASU is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. The ASU defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. The FASB subsequently issued ASU 2016-08 which updates the new standard by clarifying the principal versus agent implementation guidance, ASU 2016-10 which clarifies identifying performance obligations and the licensing implementation guidance, ASU 2016-12 which clarifies the guidance on assessing collectability, presenting sales taxes, measuring noncash consideration and certain transition matters and ASU 2016-20 which addresses technical corrections and improvements, but these do not change the core principle of the new standard. The FASB also subsequently issued ASU 2015-14 to defer the effective date of the new standard by one year. As such, it now takes effect for public entities in fiscal years beginning after December 15, 2017, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting the ASU recognized at the date of adoption (which includes additional footnote disclosures). Early adoption is permitted for any entity that chooses to adopt the new standard as of the original effective date. The Company has not yet determined the method by which it will adopt ASU 2014-09 in 2018 and does not believe that the adoption will have a material effect on the Company’s consolidated financial statements.

Reclassifications — Certain reclassifications have been made to prior period information in order to conform to the current period’s presentation. Such reclassifications had no impact on the Company’s consolidated results of operations or financial condition.

2. ACCUMULATED OTHER COMPREHENSIVE INCOME/LOSS (“AOCI”)

The changes in the Company’s AOCI by component, net of tax, for the years ended December 31, 2016 and 2015 follow (in thousands).

	Year Ended December 31, 2016				Year Ended December 31, 2015
	Unrealized Gains and Losses on Available for Sale Securities	Unrealized Losses on Securities Transferred from Available for Sale to Held to Maturity	Pension and Post- Retirement Plan Items	Total	Unrealized Gains and Losses on Available for Sale Securities	Unrealized Losses on Securities Transferred from Available for Sale to Held to Maturity	Pension and Post- Retirement Plan Items	Total
Beginning balance	$1,436	$(1,395)	$(8,617)	$(8,576)	$2,637	$(1,805)	$(7,675)	$(6,843)
Other comprehensive loss before reclassifications	(970)	-	(1,110)	(2,080)	(1,010)	-	(1,091)	(2,101)
Amounts reclassified from AOCI	(364)	1,324	177	1,137	(191)	410	149	368
Net other comprehensive (loss) income	(1,334)	1,324	(933)	(943)	(1,201)	410	(942)	(1,733)
Ending balance	$102	$(71)	$(9,550)	$(9,519)	$1,436	$(1,395)	$(8,617)	$(8,576)

Reclassifications out of AOCI for the years ended December 31, 2016, 2015 and 2014 follow (in thousands).

	Amount Reclassified from AOCI
	Years Ended December 31,			Affected Line Item in the Statement
Details about AOCI Components	2016	2015	2014	Where Net Income is Presented
Unrealized gains and losses on available for sale securities	$617	$319	$19	Net gain on sale of securities available for sale
Unrealized losses on securities transferred from available for sale to held to maturity	(2,205)	(660)	(218)	Interest income - U.S. Government agency obligations
Pension and post-retirement plan items	(299)	(249)	(25)	Employee compensation and benefits
Subtotal, pre-tax	(1,887)	(590)	(224)
Income tax effect	750	222	88	Income tax expense
Total, net of tax	$(1,137)	$(368)	$(136)

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

The amortized cost, fair value and gross unrealized gains and losses of the Company’s investment securities available for sale and held to maturity at December 31, 2016 and 2015 were as follows (in thousands):

	December 31, 2016				December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale:
U.S. Government agency securities	$-	$-	$-	$-	$28,977	$2	$(463)	$28,516
Obligations of states and political subdivisions	63,447	1,847	-	65,294	100,215	4,467	-	104,682
Collateralized mortgage obligations	17,854	-	(402)	17,452	15,795	2	(248)	15,549
Mortgage-backed securities	88,769	79	(887)	87,961	93,719	39	(1,316)	92,442
Corporate bonds	9,000	-	(465)	8,535	6,000	-	(90)	5,910
Total available for sale securities	179,070	1,926	(1,754)	179,242	244,706	4,510	(2,117)	247,099
Held to maturity:
U.S. Government agency securities	2,380	88	-	2,468	43,570	1,450	-	45,020
Obligations of states and political subdivisions	10,400	278	-	10,678	11,739	536	-	12,275
Corporate bonds	6,000	113	-	6,113	6,000	7	(30)	5,977
Total held to maturity securities	18,780	479	-	19,259	61,309	1,993	(30)	63,272
Total investment securities	$197,850	$2,405	$(1,754)	$198,501	$306,015	$6,503	$(2,147)	$310,371

The amortized cost, contractual maturities and fair value of the Company’s investment securities at December 31, 2016 (in thousands) are presented in the table below. Collateralized mortgage obligations (“CMOs”) and mortgage-backed securities (“MBS”) assume maturity dates pursuant to average lives.

	December 31, 2016
	Amortized Cost	Fair Value
Securities available for sale:
Due in one year or less	$26,650	$26,831
Due from one to five years	131,177	131,767
Due from five to ten years	21,243	20,644
Total securities available for sale	179,070	179,242
Securities held to maturity:
Due in one year or less	2,636	2,679
Due from one to five years	1,253	1,284
Due from five to ten years	8,380	8,580
Due after ten years	6,511	6,716
Total securities held to maturity	18,780	19,259
Total investment securities	$197,850	$198,501

As a member of the Federal Reserve Bank (“FRB”) and the Federal Home Loan Bank (“FHLB”), the Bank owned FRB and FHLB stock with book values of $1.4 million and $2.8 million, respectively, at December 31, 2016. At December 31, 2015, the Bank owned FRB and FHLB stock with a book value of $1.4 million and $9.2 million, respectively. There is no public market for these shares. The last dividends paid were 6.00% on FRB stock in December 2016 and 5.00% on FHLB stock in November 2016.

At December 31, 2016 and 2015, investment securities carried at $144 million and $261 million, respectively, were pledged primarily for public funds on deposit and as collateral for the Company’s derivative swap contracts.

The proceeds from sales of securities available for sale and the associated realized gains and losses are shown below (in thousands) for the years indicated. Realized gains are also inclusive of gains on called securities.

	Years Ended December 31,
	2016	2015	2014

Proceeds	$6,615	$10,080	$20,604

Gross realized gains	$617	$334	$271
Gross realized losses	-	(15)	(252)
Net realized gains	$617	$319	$19

Information pertaining to securities with unrealized losses at December 31, 2016 and 2015, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows (in thousands):

	Less than 12 months		12 months or longer		Total
December 31, 2016	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Collateralized mortgage obligations	$15,716	$(359)	$1,736	$(43)	$17,452	$(402)
Mortgage-backed securities	73,091	(887)	-	-	73,091	(887)
Corporate bonds	2,850	(150)	5,685	(315)	8,535	(465)
Total	$91,657	$(1,396)	$7,421	$(358)	$99,078	$(1,754)

	Less than 12 months		12 months or longer		Total
December 31, 2015	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government agency securities	$16,744	$(233)	$9,770	$(230)	$26,514	$(463)
Collateralized mortgage obligations	1,831	(4)	8,200	(244)	10,031	(248)
Mortgage-backed securities	66,804	(884)	17,936	(432)	84,740	(1,316)
Corporate bonds	8,880	(120)	-	-	8,880	(120)
Total	$94,259	$(1,241)	$35,906	$(906)	$130,165	$(2,147)

The CMOs with unrealized losses for twelve months or longer at December 31, 2016 are issued or guaranteed by U.S. Government agencies or sponsored enterprises. The corporate bonds with unrealized losses for twelve months or longer at December 31, 2016 carry investment grade ratings by all major credit rating agencies including Moody’s and Standard & Poor’s. In all cases, the unrealized losses on these bonds were a result of overall market conditions including the current interest rate environment and general market liquidity. The losses were not related to a deterioration of the quality of the issuer or any company-specific adverse events. The Company does not intend to sell and it is not more likely than not that the Company will be required to sell these securities prior to their recovery to a level equal to or greater than amortized cost. Management has determined that no OTTI was present at December 31, 2016.

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

In conjunction with the sale of Visa Class B shares in 2013, the Company entered into derivative swap contracts with the purchaser of these Visa Class B shares which provide for settlements between the purchaser and the Company based upon a change in the conversion ratio of Visa Class B shares into Visa Class A shares. The Company’s recorded liability representing the fair value of the derivative was $752 thousand at December 31, 2016 and 2015.

The present value of estimated future fees to be paid to the derivative counterparty, or carrying costs, calculated by reference to the market price of the Visa Class A shares at a fixed rate of interest are expensed as incurred. For the years ended December 31, 2016, 2015 and 2014, $324 thousand, $294 thousand and $239 thousand, respectively, in such carrying costs was expensed. At December 31, 2016, the Company has pledged mortgage-backed securities of U.S. Government-sponsored enterprises held in its available for sale portfolio, with a market value of approximately $3 million, as collateral for the derivative swap contracts. At December 31, 2015, the Company pledged U.S. Government agency securities held in its available for sale portfolio, with a market value of approximately $3 million, as collateral for such contracts.

Subjectivity has been used in estimating the fair value of both the derivative liability and the associated fees, but management believes that these fair value estimates are adequate based on available information. However, future developments in the litigation could require potentially significant changes to these estimates.

At December 31, 2016 and 2015, the Company still owned 38,638 Visa Class B shares subsequent to the sales described here. Upon termination of the existing transfer restriction and settlement of the litigation, and to the extent that the Company continues to own such Visa Class B shares in the future, the Company expects to record its Visa Class B shares at fair value.

4. LOANS

At December 31, 2016 and 2015, net loans disaggregated by class consisted of the following (in thousands):

	December 31, 2016	December 31, 2015
Commercial and industrial	$189,410	$189,769
Commercial real estate	731,986	696,787
Multifamily	402,935	426,549
Mixed use commercial	78,807	78,787
Real estate construction	41,028	37,233
Residential mortgages	185,112	186,313
Home equity	42,419	44,951
Consumer	4,867	6,058
Gross loans	1,676,564	1,666,447
Allowance for loan losses	(20,117)	(20,685)
Net loans at end of period	$1,656,447	$1,645,762

The Bank’s real estate loans and loan commitments are primarily for properties located throughout Long Island and New York City. Repayment of these loans is dependent in part upon the overall economic health of the Company’s market area and current real estate values. The Bank considers the credit circumstances, the nature of the project and loan to value ratios for all real estate loans.

The Bank makes loans to its directors and executive officers, and other related parties, in the ordinary course of its business. Loans made to directors and executive officers, either directly or indirectly, totaled $21 million and $18 million at December 31, 2016 and 2015, respectively. New loans and advances totaling $85 million and $81 million were extended and payments of $82 million and $74 million were received during 2016 and 2015, respectively, on these loans.

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

Commercial and industrial loans – Loans in this class are typically made to businesses. Generally these loans are secured by assets of the business and repayment is expected from the cash flows of the business. A weakened economy and resultant decreased consumer and/or business spending will have an effect on the credit quality in this loan class.

Commercial real estate loans – Loans in this class include income‑producing investment properties and owner-occupied real estate used for business purposes. The underlying properties are located largely in the Company’s primary market area. The cash flows of the income producing investment properties are adversely impacted by a downturn in the economy as evidenced by increased vacancy rates, which in turn, will have an effect on credit quality. Generally, management seeks to obtain annual financial information for borrowers with loans in excess of $750 thousand in this category. In the case of owner-occupied real estate used for business purposes, a weakened economy and resultant decreased consumer and/or business spending will have an adverse effect on credit quality. Generally, management seeks to obtain annual financial information for borrowers with loans in excess of $750 thousand in this category.

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

Mixed use commercial loans – Loans in this class are defined as multifamily dwellings with a commercial rents component greater than 50% of total rents. Areas of concentration for loans in this class include the five boroughs of New York City, Nassau County and Suffolk County. As with multifamily loans, there is an extremely low incidence of loan loss in the event of default. Loan to value ratios utilized during the underwriting process offer protection for the lender. In addition, buildings rarely experience significant depreciation in market value as property valuations are derived from capitalization rates based on required investment returns and cash flow.

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

Residential mortgages and home equity loans – Loans in these classes are made to and secured by residential real estate and repayment is dependent on the credit quality of the individual borrower. The overall health of the economy, including unemployment rates and housing prices, will have an effect on the credit quality in this loan class. The Company generally does not originate loans with a loan-to-value ratio greater than 80% and does not grant sub-prime loans.

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

At December 31, 2016 and 2015, the ending balance in the allowance for loan losses disaggregated by class and impairment methodology is as follows (in thousands). Also in the tables below are total loans at December 31, 2016 and 2015 disaggregated by class and impairment methodology (in thousands).

	Allowance for Loan Losses			Loan Balances
December 31, 2016	Individually evaluated for impairment	Collectively evaluated for impairment	Ending balance	Individually evaluated for impairment	Collectively evaluated for impairment	Ending balance
Commercial and industrial	$4	$2,128	$2,132	$3,592	$185,818	$189,410
Commercial real estate	-	8,030	8,030	3,371	728,615	731,986
Multifamily	-	3,623	3,623	-	402,935	402,935
Mixed use commercial	-	730	730	-	78,807	78,807
Real estate construction	-	560	560	-	41,028	41,028
Residential mortgages	305	1,696	2,001	4,981	180,131	185,112
Home equity	172	343	515	1,579	40,840	42,419
Consumer	26	36	62	210	4,657	4,867
Unallocated	-	2,464	2,464	-	-	-
Total	$507	$19,610	$20,117	$13,733	$1,662,831	$1,676,564

	Allowance for Loan Losses			Loan Balances
December 31, 2015	Individually evaluated for impairment	Collectively evaluated for impairment	Ending balance	Individually evaluated for impairment	Collectively evaluated for impairment	Ending balance
Commercial and industrial	$-	$1,875	$1,875	$2,872	$186,897	$189,769
Commercial real estate	-	7,019	7,019	4,334	692,453	696,787
Multifamily	-	4,688	4,688	-	426,549	426,549
Mixed use commercial	-	766	766	-	78,787	78,787
Real estate construction	-	386	386	-	37,233	37,233
Residential mortgages	559	1,917	2,476	5,817	180,496	186,313
Home equity	170	469	639	1,683	43,268	44,951
Consumer	48	58	106	379	5,679	6,058
Unallocated	-	2,730	2,730	-	-	-
Total	$777	$19,908	$20,685	$15,085	$1,651,362	$1,666,447

At December 31, 2016 and 2015, past due loans disaggregated by class were as follows (in thousands).

	Past Due
December 31, 2016	30 - 59 days	60 - 89 days	90 days and over	Total	Current	Total
Commercial and industrial	$28	$-	$3,288	$3,316	$186,094	$189,410
Commercial real estate	-	-	1,964	1,964	730,022	731,986
Multifamily	-	-	-	-	402,935	402,935
Mixed use commercial	-	-	-	-	78,807	78,807
Real estate construction	-	-	-	-	41,028	41,028
Residential mortgages	1,057	54	143	1,254	183,858	185,112
Home equity	-	-	164	164	42,255	42,419
Consumer	87	5	1	93	4,774	4,867
Total	$1,172	$59	$5,560	$6,791	$1,669,773	$1,676,564
% of Total Loans	0.1%	0.0%	0.3%	0.4%	99.6%	100.0%

	Past Due
December 31, 2015	30 - 59 days	60 - 89 days	90 days and over	Total	Current	Total
Commercial and industrial	$21	$-	$1,954	$1,975	$187,794	$189,769
Commercial real estate	-	-	1,733	1,733	695,054	696,787
Multifamily	-	-	-	-	426,549	426,549
Mixed use commercial	-	-	-	-	78,787	78,787
Real estate construction	-	-	-	-	37,233	37,233
Residential mortgages	512	175	1,358	2,045	184,268	186,313
Home equity	336	-	406	742	44,209	44,951
Consumer	2	-	77	79	5,979	6,058
Total	$871	$175	$5,528	$6,574	$1,659,873	$1,666,447
% of Total Loans	0.1%	0.0%	0.3%	0.4%	99.6%	100.0%

The following table presents the Company’s impaired loans disaggregated by class at December 31, 2016 and 2015 (in thousands).

	December 31, 2016			December 31, 2015
	Unpaid Principal Balance	Recorded Balance	Allowance Allocated	Unpaid Principal Balance	Recorded Balance	Allowance Allocated
With no allowance recorded:
Commercial and industrial	$3,588	$3,588	$-	$2,869	$2,869	$-
Commercial real estate	3,617	3,371	-	4,753	4,334	-
Residential mortgages	2,451	2,451	-	3,076	2,947	-
Home equity	1,176	1,176	-	1,233	1,233	-
Consumer	119	119	-	207	207	-
Subtotal	10,951	10,705	-	12,138	11,590	-

With an allowance recorded:
Commercial and industrial	4	4	4	3	3	-
Residential mortgages	2,659	2,530	305	2,870	2,870	559
Home equity	419	403	172	586	450	170
Consumer	91	91	26	172	172	48
Subtotal	3,173	3,028	507	3,631	3,495	777
Total	$14,124	$13,733	$507	$15,769	$15,085	$777

The following table presents the Company’s average recorded investment in impaired loans and the related interest income recognized disaggregated by class for the years ended December 31, 2016, 2015 and 2014 (in thousands). No interest income was recognized on a cash basis on impaired loans for any of the periods presented. The interest income recognized on accruing impaired loans is shown in the following table.

	Years Ended December 31,
	2016		2015		2014
	Average recorded investment in impaired loans	Interest income recognized on impaired loans	Average recorded investment in impaired loans	Interest income recognized on impaired loans	Average recorded investment in impaired loans	Interest income recognized on impaired loans
Commercial and industrial	$3,996	$166	$3,313	$533	$6,961	$730
Commercial real estate	3,969	194	7,710	688	10,823	251
Real estate construction	-	-	-	-	-	-
Residential mortgages	5,171	200	5,645	297	5,094	207
Home equity	1,642	65	1,719	67	804	83
Consumer	256	12	376	16	248	18
Total	$15,034	$637	$18,763	$1,601	$23,930	$1,289

The following table presents a summary of non-performing assets for each period (in thousands):

	December 31, 2016	December 31, 2015
Non-accrual loans	$5,560	$5,528
Non-accrual loans held for sale	-	-
Loans 90 days or more past due and still accruing	-	-
OREO	650	-
Total non-performing assets	$6,210	$5,528
TDRs accruing interest	$7,991	$9,239
TDRs non-accruing	$4,348	$2,324

At December 31, 2016 and 2015, non-accrual loans disaggregated by class were as follows (dollars in thousands):

	December 31, 2016				December 31, 2015
	Non- accrual loans	% of Total	Total Loans	% of Total Loans	Non- accrual loans	% of Total	Total Loans	% of Total Loans
Commercial and industrial	$3,288	59.2%	$189,410	0.2%	$1,954	35.3%	$189,769	0.1%
Commercial real estate	1,964	35.3	731,986	0.1	1,733	31.4	696,787	0.1
Multifamily	-	-	402,935	-	-	-	426,549	-
Mixed use commercial	-	-	78,807	-	-	-	78,787	-
Real estate construction	-	-	41,028	-	-	-	37,233	-
Residential mortgages	143	2.6	185,112	-	1,358	24.6	186,313	0.1
Home equity	164	2.9	42,419	-	406	7.3	44,951	-
Consumer	1	-	4,867	-	77	1.4	6,058	-
Total	$5,560	100.0%	$1,676,564	0.3%	$5,528	100.0%	$1,666,447	0.3%

Additional interest income of approximately $365 thousand, $297 thousand and $953 thousand would have been recorded during the years ended December 31, 2016, 2015 and 2014, respectively, if non-accrual loans had performed in accordance with their original terms.

The following summarizes the activity in the allowance for loan losses disaggregated by class for the periods indicated (in thousands).

	Year Ended December 31, 2016					Year Ended December 31, 2015
	Balance at beginning of period	Charge- offs	Recoveries	Provision (credit) for loan losses	Balance at end of period	Balance at beginning of period	Charge- offs	Recoveries	(Credit) provision for loan losses	Balance at end of period
Commercial and industrial	$1,875	$(416)	$264	$409	$2,132	$1,560	$(744)	$1,524	$(465)	$1,875
Commercial real estate	7,019	(103)	210	904	8,030	6,777	-	39	203	7,019
Multifamily	4,688	-	-	(1,065)	3,623	4,018	-	-	670	4,688
Mixed use commercial	766	-	-	(36)	730	261	-	-	505	766
Real estate construction	386	-	-	174	560	383	-	-	3	386
Residential mortgages	2,476	-	42	(517)	2,001	3,027	-	32	(583)	2,476
Home equity	639	(19)	13	(118)	515	709	-	22	(92)	639
Consumer	106	(72)	13	15	62	166	(14)	26	(72)	106
Unallocated	2,730	-	-	(266)	2,464	2,299	-	-	431	2,730
Total	$20,685	$(610)	$542	$(500)	$20,117	$19,200	$(758)	$1,643	$600	$20,685

	Year Ended December 31, 2014
	Balance at beginning of period	Charge- offs	Recoveries	(Credit) provision for loan losses	Balance at end of period
Commercial and industrial	$2,615	$(420)	$797	$(1,432)	$1,560
Commercial real estate	6,572	-	519	(314)	6,777
Multifamily	2,159	-	-	1,859	4,018
Mixed use commercial	54	-	-	207	261
Real estate construction	88	-	-	295	383
Residential mortgages	2,463	(32)	16	580	3,027
Home equity	745	-	50	(86)	709
Consumer	241	(40)	47	(82)	166
Unallocated	2,326	-	-	(27)	2,299
Total	$17,263	$(492)	$1,429	$1,000	$19,200

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

The following presents the Company’s loan portfolio credit risk profile by internally assigned grade disaggregated by class of loan at December 31, 2016 and 2015 (in thousands).

	December 31, 2016				December 31, 2015
	Grade				Grade
	Pass	Special mention	Substandard	Total	Pass	Special mention	Substandard	Total
Commercial and industrial	$175,541	$1,292	$12,577	$189,410	$180,024	$3,088	$6,657	$189,769
Commercial real estate	719,688	2,300	9,998	731,986	687,210	6,109	3,468	696,787
Multifamily	402,935	-	-	402,935	426,549	-	-	426,549
Mixed use commercial	76,566	2,241	-	78,807	78,779	-	8	78,787
Real estate construction	39,495	-	1,533	41,028	37,233	-	-	37,233
Residential mortgages	184,800	-	312	185,112	184,781	-	1,532	186,313
Home equity	42,255	-	164	42,419	44,545	-	406	44,951
Consumer	4,867	-	-	4,867	5,939	-	119	6,058
Total	$1,646,147	$5,833	$24,584	$1,676,564	$1,645,060	$9,197	$12,190	$1,666,447
% of Total	98.2%	0.3%	1.5%	100.0%	98.7%	0.6%	0.7%	100.0%

TDRs are modifications or renewals where the Company has granted a concession to a borrower in financial distress. The Company reviews all modifications and renewals for determination of TDR status. The Company allocated $340 thousand and $534 thousand of specific reserves to customers whose loan terms have been modified as TDRs as of December 31, 2016 and 2015, respectively. These loans involved the restructuring of terms to allow customers to mitigate the risk of default by meeting a lower payment requirement based upon their current cash flow. These may also include loans that renewed at existing contractual rates, but below market rates for comparable credit.

A total of $45 thousand was committed to be advanced in connection with TDRs as of each year end December 31, 2016 and 2015, representing the amount the Company is legally required to advance under existing loan agreements. These loans are not in default under the terms of the loan agreements and are accruing interest. It is the Company’s policy to evaluate advances on such loans on a case-by-case basis. Absent a legal obligation to advance pursuant to the terms of the loan agreement, the Company generally will not advance funds for which it has outstanding commitments, but may do so in certain circumstances.

Outstanding TDRs, disaggregated by class, at December 31, 2016 and 2015 are as follows (dollars in thousands):

	December 31, 2016		December 31, 2015
TDRs Outstanding	Number of Loans	Outstanding Recorded Balance	Number of Loans	Outstanding Recorded Balance
Commercial and industrial	13	$3,586	17	$1,116
Commercial real estate	3	2,472	5	4,131
Residential mortgages	22	4,716	22	4,653
Home equity	5	1,355	5	1,362
Consumer	6	210	8	301
Total	49	$12,339	57	$11,563

The following presents, disaggregated by class, information regarding TDRs executed during the years ended December 31, 2016, 2015 and 2014 (dollars in thousands):

	Years Ended December 31,
	2016			2015
New TDRs	Number of Loans	Pre-Modification Outstanding Recorded Balance	Post-Modification Outstanding Recorded Balance	Number of Loans	Pre-Modification Outstanding Recorded Balance	Post-Modification Outstanding Recorded Balance
Commercial and industrial	5	$3,196	$3,082	4	$388	$388
Residential mortgages	-	-	-	3	300	305
Home equity	-	-	-	1	192	192
Consumer	-	-	-	1	43	43
Total	5	$3,196	$3,082	9	$923	$928

	Year Ended December 31,
	2014
New TDRs	Number of Loans	Pre-Modification Outstanding Recorded Balance	Post-Modification Outstanding Recorded Balance
Commercial and industrial	10	$1,877	$1,877
Commercial real estate	2	5,161	5,161
Residential mortgages	4	581	581
Home equity	5	1,219	1,219
Consumer	4	145	145
Total	25	$8,983	$8,983

Presented below and disaggregated by class is information regarding loans modified as TDRs that had payment defaults of 90 days or more within twelve months of restructuring during the years ended December 31, 2016, 2015 and 2014 (dollars in thousands).

	Years Ended December 31,
	2016		2015		2014
Defaulted TDRs	Number of Loans	Outstanding Recorded Balance	Number of Loans	Outstanding Recorded Balance	Number of Loans	Outstanding Recorded Balance
Commercial real estate	-	$-	-	$-	2	$1,529
Consumer	-	-	1	46	-	-
Total	-	$-	1	$46	2	$1,529

Not all loan modifications are TDRs. In some cases, the Company might provide a concession, such as a reduction in interest rate, but the borrower is not experiencing financial distress. This could be the case if the Company is matching a competitor’s interest rate.

5. PREMISES AND EQUIPMENT

At December 31, 2016 and 2015, premises and equipment consisted of the following (in thousands):

	Estimated Useful Lives	2016	2015
Land	Indefinite	$3,014	$3,015
Premises	30 - 40 years	33,413	33,341
Furniture, fixtures & equipment	3 - 7 years	18,479	16,189
Leasehold improvements	2 - 25 years	3,991	3,937
		58,897	56,482
Accumulated depreciation and amortization		(34,172)	(33,242)
Balance at end of year		$24,725	$23,240

Premises and accumulated depreciation and amortization include amounts related to property under capital leases of approximately $3 million and $4 million at December 31, 2016 and 2015, respectively.

Depreciation and amortization charged to operations amounted to $2.4 million, $2.3 million and $2.4 million during 2016, 2015 and 2014, respectively. Depreciation and amortization charged to operations includes amounts related to property under capital leases of $243 thousand, $242 thousand and $243 thousand in 2016, 2015 and 2014, respectively.

6. DEPOSITS

Scheduled maturities of certificates of deposit are as follows (in thousands):

Year During Which Time Deposit Matures	Time Deposits > $250,000	Other Time Deposits
2017	$98,723	$60,470
2018	10,573	14,391
2019	511	2,010
2020	461	3,519
2021 and thereafter	2,502	3,543
Total	$112,770	$83,933

At December 31, 2016 and 2015, the Bank had $1 million in deposits gathered through the Certificate of Deposit Account Registry Service (“CDARS”) which are considered for regulatory purposes to be brokered deposits.

7. BORROWINGS

The following summarizes borrowed funds at December 31, 2016 and 2015 (dollars in thousands):

As of or for the Year Ended December 31, 2016	Federal Home Loan Bank Borrowings Short-Term	Federal Home Loan Bank Borrowings Long-Term	Federal Funds Purchased
Daily average outstanding	$47,315	$15,000	$3
Total interest cost	276	264	-
Average interest rate paid	0.58%	1.76%	0.76%
Maximum amount outstanding at any month-end	$160,000	$15,000	$-
Ending balance	-	15,000	-
Weighted-average interest rate on balances outstanding	-%	1.76%	-%

As of or for the Year Ended December 31, 2015	Federal Home Loan Bank Borrowings Short-Term	Federal Home Loan Bank Borrowings Long-Term	Federal Funds Purchased
Daily average outstanding	$63,935	$10,808	$3
Total interest cost	252	190	-
Average interest rate paid	0.39%	1.76%	0.45%
Maximum amount outstanding at any month-end	$155,000	$15,000	$-
Ending balance	150,000	15,000	-
Weighted-average interest rate on balances outstanding	0.52%	1.76%	-%

Assets pledged as collateral to the FHLB, consisting of eligible loans and investment securities, at December 31, 2016 and 2015 resulted in a maximum borrowing potential of $662 million and $746 million, respectively. The Company had $15 million and $165 million in FHLB borrowings at December 31, 2016 and 2015, respectively. Of the total borrowings outstanding at December 31, 2016, no required payments are due in 2017 and $15 million will be made in 2020.

At both December 31, 2016 and 2015, approximately $60 million and $10 million in unsecured and secured lines of credit, respectively, extended by correspondent banks were also available to be utilized, if needed, for short-term funding purposes. At both December 31, 2016 and 2015, no borrowings were outstanding under lines of credit with correspondent banks.

8. STOCKHOLDERS’ EQUITY

The Company has a Dividend Reinvestment Plan to provide stockholders of record with a convenient method of investing cash dividends and optional cash payments in additional shares of the Company’s common stock without payment of any brokerage commission or service charges. At the Company’s discretion, such additional shares may be purchased directly from the Company using either originally issued shares or treasury shares at a 3% discount from market value, or the shares may be purchased in negotiated transactions or on any securities exchange where such shares may be traded at 100% of cost. There were 80,499, 33,566 and 6,671 shares issued in 2016, 2015 and 2014, respectively.

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

The total intrinsic value of options exercised in 2016, 2015 and 2014 was $261 thousand, $438 thousand and $145 thousand, respectively. The total cash received from such option exercises was $201 thousand, $539 thousand and $246 thousand, respectively, excluding the tax benefit realized. In exercising those options, 11,300 shares, 39,334 shares and 18,735 shares, respectively, of the Company’s common stock were issued.

A summary of stock option activity follows:

	Number of Shares	Weighted-Average Exercise Price Per Share
Outstanding, January 1, 2014	291,000	$16.18
Granted	-	-
Exercised	(18,735)	$13.18
Forfeited or expired	(21,165)	$16.95
Outstanding, December 31, 2014	251,100	$16.33
Granted	-	-
Exercised	(39,334)	$13.71
Forfeited or expired	(26,666)	$24.39
Outstanding, December 31, 2015	185,100	$15.73
Granted	-	-
Exercised	(11,300)	$17.82
Forfeited or expired	(3,000)	$34.95
Outstanding, December 31, 2016	170,800	$15.26

The following summarizes shares subject to purchase from stock options outstanding and exercisable as of December 31, 2016:

	Outstanding			Exercisable
Range of Exercise Prices	Shares	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Shares	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price
$10.00 - $14.00	81,700	5.1 years	$11.53	81,700	5.1 years	$11.53
$14.01 - $20.00	83,100	6.6 years	$17.80	83,100	6.6 years	$17.80
$20.01 - $30.00	2,000	2.1 years	$28.30	2,000	2.1 years	$28.30
$30.01 - $40.00	4,000	0.6 years	$32.04	4,000	0.6 years	$32.04
	170,800	5.7 years	$15.26	170,800	5.7 years	$15.26

Restricted Stock Awards

Under the Company’s Amended and Restated 2009 Stock Incentive Plan (the “2009 Plan”), the Company can award options, stock appreciation rights (“SARs”) and restricted stock. During 2016, 2015 and 2014, the Company awarded 59,371, 71,612 and 77,000 shares of restricted stock to certain key employees and directors. Generally, the restricted stock awards vest over a three-year period commencing one year from the date of grant at a rate of one-third per year. The fair value at grant date of the 48,899 and 25,948 restricted shares that vested in 2016 and 2015, respectively, was $1.1 million and $585 thousand, respectively. Of the vested shares, 10,380 and 4,787, respectively, were withheld to pay taxes due upon vesting. A summary of restricted stock activity follows:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Unvested, January 1, 2014	-	-
Granted	77,000	$22.51
Vested	-	-
Forfeited or expired	(4,650)	$22.51
Unvested, December 31, 2014	72,350	$22.51
Granted	71,612	$23.18
Vested	(25,948)	$22.55
Forfeited or expired	(9,941)	$22.61
Unvested, December 31, 2015	108,073	$22.94
Granted	59,371	$26.62
Vested	(48,899)	$22.98
Forfeited or expired	(4,465)	$23.43
Unvested, December 31, 2016	114,080	$24.81

The Company recognizes compensation expense for the fair value of stock options and restricted stock on a straight line basis over the requisite service period of the grants. Compensation expense related to stock-based compensation amounted to $1.1 million, $949 thousand and $811 thousand for the years ended December 31, 2016, 2015 and 2014, respectively. The remaining unrecognized compensation cost of approximately $1.7 million at December 31, 2016 related to restricted stock will be expensed over the remaining weighted average vesting period of approximately 1.7 years. At December 31, 2016, there was no remaining unrecognized compensation cost related to stock options.

Under the 2009 Plan, a total of 500,000 shares of the Company’s common stock were reserved for issuance, of which 118,404 shares remained for possible issuance at December 31, 2016. There are no remaining shares reserved for issuance under the 1999 Stock Option Plan.

9. INCOME TAXES

The following table presents the expense for income taxes in the consolidated statements of income which is comprised of the following (in thousands):

		2016	2015	2014
Current:	Federal	$4,989	$4,178	$5,208
	State and local	515	694	223
		5,504	4,872	5,431
Deferred:	Federal	2,343	1,139	(885)
	State and local	28	429	(747)
		2,371	1,568	(1,632)
Valuation allowance		(253)	(554)	(79)
Total		$7,622	$5,886	$3,720

The total tax expense was different from the amounts computed by applying the federal income tax rate because of the following:

	2016	2015	2014
Federal income tax expense at statutory rates	35%	35%	35%
Surtax exemption	(1)	(1)	(1)
Tax-exempt income	(8)	(10)	(14)
State and local income taxes, net of federal benefit	2	2	1
Deferred tax asset adjustment and change in rate	-	(1)	(2)
Other	-	-	1
Total	28%	25%	20%

The effects of temporary differences between tax and financial accounting that create significant deferred tax assets and liabilities and the recognition of income and expense for purposes of tax and financial reporting are presented below (in thousands):

	2016	2015	2014
Deferred tax assets:
Allowance for loan losses	$8,244	$8,392	$7,576
Deferred compensation	1,560	1,624	1,652
Stock-based compensation	763	640	459
Realized losses on securities reclassed from available for sale to held to maturity	49	930	1,180
Unfunded pension obligation	3,277	2,529	2,496
Alternative minimum tax credit	-	2,427	3,925
Net operating loss carryforward	699	614	1,169
Other	1,170	1,104	992
Total deferred tax assets	15,762	18,260	19,449
Deferred tax liabilities:
Unrealized gains on securities available for sale	(71)	(957)	(1,724)
Other	(608)	(844)	(842)
Total deferred tax liabilities	(679)	(1,801)	(2,566)
Valuation allowance	(699)	(614)	(1,169)
Net deferred tax assets	$14,384	$15,845	$15,714

The deferred tax assets and liabilities are netted and presented in a single amount which is included in deferred taxes in the accompanying consolidated statements of condition. The realization of deferred tax assets (“DTAs”) (net of a recorded valuation allowance) is largely dependent upon future taxable income, future reversals of existing taxable temporary differences and the ability to carry back losses to available tax years. In assessing the need for a valuation allowance, the Company considers positive and negative evidence, including taxable income in carryback years, scheduled reversals of deferred tax liabilities, expected future taxable income and tax planning strategies. At December 31, 2016, the Company had net operating loss carryforwards of approximately $14.4 million for New York State (“NYS”) income tax purposes, which may be applied against future taxable income. The Company has a full valuation allowance of $699 thousand, tax effected, on the NYS net operating loss carryforward due to the Company’s significant tax-exempt investment income. The valuation allowance may be reversed to income in future periods to the extent that the related DTAs are realized or when the Company returns to consistent, taxable earnings in NYS. The NYS unused net operating loss carryforwards are expected to expire in varying amounts through the year 2032.

The Company had no unrecognized tax benefits at December 31, 2016 and 2015 as compared to $34 thousand at December 31, 2014. The Company files income tax returns in the U.S. federal jurisdiction and in New York State. Federal returns are subject to audits by tax authorities. The Company’s Federal tax returns were audited for the tax years 2010 through 2013; there was no change in income taxes as a result of these audits. It is not anticipated that the unrecognized tax benefits will significantly change over the next 12 months.

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

The following table sets forth the plan’s change in benefit obligation (in thousands):

	2016	2015	2014
Benefit obligation at beginning of year	$47,431	$49,734	$41,713
Interest cost	2,185	2,099	2,158
Actuarial loss (gain)	1,895	(2,451)	7,709
Benefits paid	(2,133)	(1,951)	(1,846)
Benefit obligation at end of year	$49,378	$47,431	$49,734

The following table sets forth the plan’s change in plan assets (in thousands):

	2016	2015	2014
Fair value of plan assets at beginning of year	$41,003	$43,431	$41,456
Actual return on plan assets	2,919	(1,227)	2,992
Employer contribution	-	1,000	1,000
Benefits paid and actual expenses	(2,541)	(2,201)	(2,017)
Fair value of plan assets at end of year	$41,381	$41,003	$43,431

The following table presents the plan’s funded status and amounts recognized in the consolidated statements of condition (in thousands):

	2016	2015
Underfunded status	$(7,997)	$(6,428)
Amount included in other liabilities	$(7,997)	$(6,428)
Accumulated benefit obligation	$49,378	$47,431

In December 2015, the Company made an optional contribution of $1 million for the plan year ended September 30, 2016. In December 2014, the Company made an optional contribution of $1 million for the plan year ended September 30, 2015. No minimum contributions were required for either period. The Company did not contribute to its retirement plan in 2016. The Company does not presently expect to contribute to its retirement plan in 2017.

The following table presents estimated benefits to be paid during the years indicated (in thousands):

2017	$2,322
2018	2,413
2019	2,502
2020	2,540
2021	2,656
2022-2026	14,120

The following table summarizes the net periodic pension credit (in thousands):

	2016	2015	2014
Interest cost on projected benefit obligation	$2,185	$2,099	$2,158
Expected return on plan assets	(2,497)	(2,792)	(2,548)
Amortization of net loss	299	249	25
Net periodic pension credit	(13)	(444)	(365)
Other changes in plan assets and benefit obligation recognized in other comprehensive income:
Net actuarial loss	1,880	1,819	7,435
Amortization of net loss	(299)	(249)	(25)
Total recognized in other comprehensive income	1,581	1,570	7,410
Total recognized in net periodic pension credit and other comprehensive income	$1,568	$1,126	$7,045
Weighted-average discount rate for the period	4.74%	4.32%	5.33%
Expected long-term rate of return on assets	7.00%	7.00%	7.00%

The assumptions used in the measurement of the Company’s pension obligation at December 31, 2016 and 2015 were:

	2016	2015
Discount rate	4.58%	4.74%
Rate of increase in future compensation	0.00%	0.00%
Expected long-term rate of return on assets	N/A	N/A

The following table summarizes the net periodic pension cost expected for the year ended December 31, 2017. This amount is subject to change if a significant plan-related event should occur before the end of fiscal 2017 (in thousands):

Projected 2017
Interest cost on projected benefit obligation	$2,190
Expected return on plan assets	(2,373)
Amortization of net loss	356
Net periodic pension cost	$173
Weighted-average discount rate for the period	4.58%
Expected long-term rate of return on assets	7.00%

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

The Company’s pension plan weighted-average asset allocations at December 31, 2016 and 2015, by asset category were as follows:

	At December 31,
Asset category	2016	2015
Cash	-%	1%
Equity securities	61	59
Debt securities	39	40
Total	100%	100%

The following table presents target investment allocations for 2017 by asset category:

Asset Category	Target Allocation 2017
Cash equivalents	0 - 5%
Equity securities	54 - 64%
Fixed income securities	36 - 41%

The following table summarizes the fair value measurements of the Company’s pension plan assets on a recurring basis as of December 31, 2016 (in thousands):

	Fair Value Measurements Using
Description	Active Markets for Identical Assets Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Total
Short-term investment funds	$181	$-	$181
Common collective trusts:
U.S. equity securities	-	9,698	9,698
Non - U.S. equity securities	-	15,382	15,382
U.S. fixed income securities	-	16,120	16,120
Total	$181	$41,200	$41,381

The following table summarizes the fair value measurements of the Company’s pension plan assets on a recurring basis as of December 31, 2015 (in thousands):

	Fair Value Measurements Using
Description	Active Markets for Identical Assets Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Total
Short-term investment funds	$323	$-	$323
Common collective trusts:
U.S. equity securities	-	9,200	9,200
Non - U.S. equity securities	-	15,000	15,000
U.S. fixed income securities	-	16,480	16,480
Total	$323	$40,680	$41,003

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

Deferred Compensation

In 1999, the Board approved a non-qualified deferred compensation plan. Under this plan, certain employees and Directors of the Company may elect to defer some or all of their compensation in exchange for a future payment of the compensation deferred, with accrued interest, at retirement. Participants deferred compensation totaling $47 thousand, $58 thousand and $132 thousand during 2016, 2015 and 2014, respectively. Expense recognized under this plan totaled $41 thousand, $79 thousand and $84 thousand in 2016, 2015 and 2014, respectively.

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

401(k) Retirement Plan

The Bank has a 401(k) Retirement Plan and Trust (“401(k) Plan”). Employees who have attained the age of 21 and have completed one-half month of service and 40 hours worked have the option to participate. Employees may currently elect to contribute up to $18,000. The Bank may match up to one-half of the employee’s contribution up to a maximum of 6% of the employee’s annual gross compensation subject to IRS limits. Employees are fully vested immediately in their own contributions and the Bank’s matching contributions. Bank contributions under the 401(k) Plan amounted to $569 thousand, $563 thousand and $515 thousand during 2016, 2015 and 2014, respectively. The Bank funds all amounts when due. Contributions to the 401(k) Plan may be invested in various bond, equity, money market or diversified funds as directed by each employee. The 401(k) Plan does not allow for investment in the Company’s common stock.

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

The Company was contingently liable under standby letters of credit in the amount of $14 million and $15 million at December 31, 2016 and 2015, respectively. Of the outstanding letters of credit at December 31, 2016, $13.9 million expires in 2017, $163 thousand expires in 2018, $57 thousand expires in 2019 and $91 thousand expires in 2025. Amounts due under these letters of credit would be reduced by any proceeds that the Company would be able to obtain in liquidating the collateral for the loans, which varies depending on the customer. At both December 31, 2016 and 2015, commitments to originate loans and commitments under unused lines of credit for which the Company is obligated amounted to $126 million.

The Bank is required to maintain balances with the FRB to satisfy reserve requirements. In addition, the FRB continues to offer higher interest rates on overnight deposits compared to correspondent banks. The average balance maintained at the FRB during 2016 was $53 million compared to $12 million in 2015.

At December 31, 2016, the Company was obligated under a number of non-cancelable leases for land and buildings used for bank purposes. Minimum annual rentals, exclusive of taxes and other charges under non-cancelable operating leases, are as follows (in thousands):

	Capital Leases	Operating Leases
2017	$341	$1,679
2018	347	1,359
2019	354	1,219
2020	360	801
2021	377	701
Thereafter	3,969	1,632
Total minimum lease payments	5,748	$7,391
Less: amounts representing interest	1,487
Present value of minimum lease payments	$4,261

Total rental expense for the years ended December 31, 2016, 2015 and 2014 amounted to $1.8 million, $1.5 million and $1.1 million, respectively.

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

The Office of the Comptroller of the Currency (“OCC”), the Company’s primary bank regulator, established higher capital requirements for the Bank than those set forth in its capital regulations that require the Bank to maintain a tier 1 leverage ratio of at least 9%, a tier 1 risk-based capital ratio of at least 11% and a total risk-based capital ratio of at least 12%. At December 31, 2016, the Bank satisfied the OCC’s regulatory capital requirements as well as these individual minimum capital ratios, although there is no guarantee that the Bank will be able to maintain compliance with these heightened capital ratios.

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

The final capital rules also place limits on capital distributions and certain discretionary bonus payments if a banking organization does not maintain a buffer of common equity tier 1 capital above minimum capital requirements. The capital buffer requirement is being phased in beginning January 1, 2016 at 0.625% per year until it becomes 2.50% in 2019 and thereafter. At December 31, 2016, the Company’s and the Bank’s capital buffers were in excess of both the current and fully phased-in requirements.

The Bank’s capital amounts (in thousands) and ratios are as follows:

	Actual capital ratios		Minimum for capital adequacy		Minimum to be Well Capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2016
Total capital to risk-weighted assets	$242,661	14.64%	$132,592	8.00%	$165,740	10.00%
Tier 1 capital to risk-weighted assets	222,304	13.41%	99,444	6.00%	132,592	8.00%
Common equity tier 1 capital to risk-weighted assets	222,304	13.41%	74,583	4.50%	107,731	6.50%
Tier 1 capital to adjusted average assets (leverage)	222,304	10.25%	86,767	4.00%	108,459	5.00%

December 31, 2015
Total capital to risk-weighted assets	$219,562	12.66%	$138,716	8.00%	$173,395	10.00%
Tier 1 capital to risk-weighted assets	198,587	11.45%	104,037	6.00%	138,716	8.00%
Common equity tier 1 capital to risk-weighted assets	198,587	11.45%	78,028	4.50%	112,706	6.50%
Tier 1 capital to adjusted average assets (leverage)	198,587	9.58%	82,905	4.00%	103,632	5.00%

The Company’s tier 1 leverage, common equity tier 1 risk-based, tier 1 risk-based and total risk-based capital ratios were 10.31%, 13.50%, 13.50% and 14.72%, respectively, at December 31, 2016. The Company’s tier 1 leverage, common equity tier 1 risk-based, tier 1 risk-based and total risk-based capital ratios were 9.77%, 11.68%, 11.68% and 12.89%, respectively, at December 31, 2015.

The ability of the Bank to pay dividends to the Company is subject to certain regulatory restrictions. Generally, dividends declared in a given year by a national bank are limited to its net profit, as defined by regulatory agencies, for that year, combined with its retained net income for the preceding two years, less any required transfer to surplus or to fund for the retirement of any preferred stock. In addition, a national bank may not pay dividends in an amount greater than its undivided profits or declare any dividends if such declaration would leave the bank inadequately capitalized. At December 31, 2016, $47.3 million was available for dividends from the Bank to the Company.

13. CONCENTRATIONS

Loans

The following table presents the Company’s loan portfolio disaggregated by class of loan at December 31, 2016 and each class’s percentage of total loans and total assets (dollars in thousands):

At December 31,	2016	% of total loans	% of total assets
Commercial and industrial	$189,410	11.3%	9.1%
Commercial real estate	731,986	43.7	35.0
Multifamily	402,935	24.0	19.3
Mixed use commercial	78,807	4.7	3.8
Real estate construction	41,028	2.4	2.0
Residential mortgages	185,112	11.1	8.8
Home equity	42,419	2.5	2.0
Consumer	4,867	0.3	0.2
Total loans	$1,676,564	100.0%	80.2%

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

Investment Securities

The following presents the Company’s investment portfolio disaggregated by category of security at December 31, 2016 and each category’s percentage of total investment securities and total assets (dollars in thousands):

At December 31,	2016	% of total investment securities	% of total assets
U.S. Government agency securities	$2,380	1.2%	0.1%
Corporate bonds	14,535	7.4	0.7
Collateralized mortgage obligations	17,452	8.8	0.8
Mortgage-backed securities	87,961	44.4	4.2
Obligations of states and political subdivisions	75,694	38.2	3.6
Total investment securities	$198,022	100.0%	9.4%

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

The following table presents the carrying amounts and fair values of the Company’s financial instruments (in thousands).

	Level in	December 31, 2016		December 31, 2015
	Fair Value Hierarchy	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Financial Assets:
Cash and due from banks	Level 1	$124,854	$124,854	$98,086	$98,086
Federal Reserve and Federal Home Loan Bank stock and other investments	Level 2	4,524	4,524	10,756	10,756
Investment securities held to maturity	Level 2	18,780	19,259	61,309	63,272
Investment securities available for sale	Level 2	179,242	179,242	247,099	247,099
Loans held for sale	Level 2	-	-	1,666	1,666
Loans, net of allowance	Level 2, 3 (1)	1,656,447	1,623,380	1,645,762	1,628,169
Accrued interest and loan fees receivable	Level 2	5,742	5,742	5,859	5,859

Financial Liabilities:
Non-maturity deposits	Level 2	1,641,479	1,641,479	1,555,980	1,555,980
Time deposits	Level 2	196,703	196,080	224,643	224,408
Borrowings	Level 2	15,000	14,898	165,000	164,827
Accrued interest payable	Level 2	128	128	198	198
Derivatives	Level 3	752	752	752	752

(1)	Impaired loans are generally classified within Level 3 of the fair value hierarchy.

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

Fair values of OREO are generally based on third party appraisals or realtor evaluations of the property. These appraisals and evaluations may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification.

In conjunction with the sale of Visa Class B shares in 2013, the Company entered into derivative swap contracts with the purchaser of its Visa Class B shares. The fair value of these derivatives is measured using an internal model that includes the use of probability weighted scenarios for estimates of Visa’s aggregate exposure to the litigation matters, with consideration of amounts funded by Visa into its escrow account for this litigation. At December 31, 2016, the Company estimates a fair value for these derivatives at approximately 10% of the net proceeds from the Company’s sale of the related Visa Class B shares. Since this estimation process requires application of judgment in developing significant unobservable inputs used to determine the possible outcomes and the probability weighting assigned to each scenario, these derivatives have been classified as Level 3 within the valuation hierarchy. (See also Note 3. Investment Securities contained herein.)

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

Assets measured at fair value on a non-recurring basis are as follows (in thousands):

Assets:	December 31, 2016	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Impaired loans	$2,521	$2,521
OREO	650	650
Total	$3,171	$3,171

Assets:	December 31, 2015	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Impaired loans	$2,715	$2,715
Total	$2,715	$2,715

The Company had no liabilities measured at fair value on a non-recurring basis at December 31, 2016 and 2015.

The following presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis (dollars in thousands):

	Fair Value at
Assets:	December 31, 2016	December 31, 2015	Valuation Technique	Unobservable Inputs	Discount
Impaired loans:

Residential mortgages	$2,225	$2,311	Third party appraisal	Discount to appraised value	25%	(1)

Home equity	231	280	Third party appraisal	Discount to appraised value	25%	(1)

Consumer	65	124	Third party appraisal	Discount to appraised value	25%	(2)
Total	$2,521	$2,715

OREO	$650	$-	Third party appraisal	Estimated holding/selling costs	11%

(1)	Of which estimated selling costs are approximately 9% - 15% of the total discount.
(2)	Of which estimated selling costs are approximately 10% - 12% of the total discount.

The following presents fair value measurements on a recurring basis at December 31, 2016 and 2015 (in thousands):

		Fair Value Measurements Using
		Significant Other Observable Inputs	Significant Unobservable Inputs
Assets:	December 31, 2016	(Level 2)	(Level 3)
Obligations of states and political subdivisions	$65,294	$65,294	$-
Collateralized mortgage obligations	17,452	17,452	-
Mortgage-backed securities	87,961	87,961	-
Corporate bonds	8,535	8,535	-
Total	$179,242	$179,242	$-

Liabilities:
Derivatives	$752	$-	$752
Total	$752	$-	$752

		Fair Value Measurements Using
		Significant Other Observable Inputs	Significant Unobservable Inputs
Assets:	December 31, 2015	(Level 2)	(Level 3)
U.S. Government agency securities	$28,516	$28,516	$-
Obligations of states and political subdivisions	104,682	104,682	-
Collateralized mortgage obligations	15,549	15,549	-
Mortgage-backed securities	92,442	92,442	-
Corporate bonds	5,910	5,910	-
Total	$247,099	$247,099	$-

Liabilities:
Derivatives	$752	$-	$752
Total	$752	$-	$752

Reconciliations for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) follow (in thousands).

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Liabilities Derivatives
Balance at January 1, 2014	$932
Net change	(180)
Balance at December 31, 2014	752
Net change	-
Balance at December 31, 2015	752
Net change	-
Balance at December 31, 2016	$752

15. SUFFOLK BANCORP (PARENT COMPANY ONLY) CONDENSED FINANCIAL STATEMENTS (in thousands)

Condensed Statements of Condition at December 31,	2016	2015	2014
Assets:
Due from banks	$89	$2,988	$1,322
Investment in the Bank	213,599	193,252	180,926
Other assets	1,340	1,018	674
Total Assets	$215,028	$197,258	$182,922
Liabilities and Stockholders' Equity:
Other liabilities	$-	$-	$189
Stockholders' Equity	215,028	197,258	182,733
Total Liabilities and Stockholders' Equity	$215,028	$197,258	$182,922

Condensed Statements of Income and Comprehensive Income for the Years Ended December 31,	2016	2015	2014
Income:
Dividends from the Bank	$1,182	$3,763	$1,399
Other income	-	-	176
Expense:
Other expense	41	92	837
Income before equity in undistributed net income of the Bank	1,141	3,671	738
Equity in undistributed earnings of the Bank	18,690	14,016	14,557
Net income	$19,831	$17,687	$15,295
Total Comprehensive Income	$18,888	$15,954	$15,741

Condensed Statements of Cash Flows for the Years Ended December 31,	2016	2015	2014
Cash Flows From Operating Activities:
Net income	$19,831	$17,687	$15,295
Less: equity in undistributed earnings of the Bank	(18,690)	(14,016)	(14,557)
Stock-based compensation	1,131	949	811
Disqualifying dispositions on stock option exercises	-	(43)	-
Increase in other assets	(322)	(344)	(4)
(Decrease) increase in other liabilities	-	(189)	189
Net cash provided by operating activities	1,950	4,044	1,734
Cash Flows From Investing Activities:
Advances to the Bank	(2,600)	-	-
Net cash used in investing activities	(2,600)	-	-
Cash Flows From Financing Activities:
Dividend reinvestment and stock option exercises	2,502	1,385	382
Dividends paid	(4,751)	(3,763)	(1,399)
Net cash used in financing activities	(2,249)	(2,378)	(1,017)
Net (Decrease) Increase in Cash and Cash Equivalents	(2,899)	1,666	717
Cash and Cash Equivalents, Beginning of Year	2,988	1,322	605
Cash and Cash Equivalents, End of Year	$89	$2,988	$1,322

16. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED) (dollars in thousands, except per share data)

	2016				2015
	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
Interest income	$18,934	$19,324	$20,034	$19,427	$18,805	$18,206	$18,576	$17,193
Interest expense	878	936	1,012	1,103	988	828	755	676
Net interest income	18,056	18,388	19,022	18,324	17,817	17,378	17,821	16,517
(Credit) provision for loan losses	(400)	(350)	-	250	-	350	-	250
Net interest income after (credit) provision for loan losses	18,456	18,738	19,022	18,074	17,817	17,028	17,821	16,267
Non-interest income	2,028	2,322	2,241	1,892	2,026	2,427	2,050	2,091
Operating expenses (1)	15,382	13,467	13,319	13,152	15,004	12,668	13,174	13,108
Income tax expense	1,369	2,118	2,159	1,976	1,202	1,864	1,579	1,241
Net income	$3,733	$5,475	$5,785	$4,838	$3,637	$4,923	$5,118	$4,009
Net income per common share - basic	$0.31	$0.46	$0.49	$0.41	$0.31	$0.42	$0.44	$0.34
Net income per common share - diluted	$0.31	$0.46	$0.48	$0.41	$0.31	$0.42	$0.43	$0.34
Cash dividends per common share	$0.10	$0.10	$0.10	$0.10	$0.10	$0.10	$0.06	$0.06

(1)	4th quarter 2016 amount included $1.8 million in merger costs; 4th quarter 2015 amount included $1.4 million in systems conversion expense.

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

Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that, as of December 31, 2016, the Company’s disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. There have been no changes in the Company’s internal controls or in other factors that have materially affected, or are reasonably likely to materially affect, internal controls subsequent to the date the Company carried out its evaluation.

(b) Changes in Internal Controls

There were no changes to the Company’s internal control over financial reporting as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act that occurred in the fourth quarter of 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting for financial presentations as of December 31, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission as described in the 2013 version of Internal Control-Integrated Framework. Based on this assessment, management concluded that the Company maintained effective internal control over financial reporting presented in conformity with generally accepted accounting principles in the United States of America as of December 31, 2016.

The Company’s independent registered public accounting firm has audited and issued their report included below on the effectiveness of the Company’s internal control over financial reporting.

(d) Report of Independent Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Suffolk Bancorp
Riverhead, New York

We have audited Suffolk Bancorp and subsidiaries’ (collectively the “Company”) internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with both generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Suffolk Bancorp and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of condition of Suffolk Bancorp and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016 and our report dated March 27, 2017, expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

New York, New York
March 27, 2017

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors of the Company and the Bank

Following is information about the Directors of the Company and the Bank:

DIRECTORS OF THE COMPANY AND THE BANK
Name	Age at March 23, 2017	Position and Offices With Company	Served as Director Since	Present Term Expires (1)
Howard C. Bluver	60	Director, President & Chief Executive Officer	2011	2017

James E. Danowski	61	Director	2002	2018

Brian K. Finneran	59	Director, Executive Vice President & Chief Financial Officer	2015	2018

Joseph A. Gaviola	61	Director, Chairman	2004	2017

Edgar F. Goodale	63	Director	1989	2019

David A. Kandell	63	Director	2003	2019

Terence X. Meyer	60	Director	1999	2018

Ramesh N. Shah	69	Director	2013	2019

John D. Stark, Jr.	54	Director	2007	2017
(1) The policy of the Board of Directors of Suffolk Bancorp is that directors shall retire at the end of the term of service during which they attain 72 years of age.

Mr. Bluver has served as President and Chief Executive Officer of the Company and the Bank since December 2011. From June 2011 to December 2011, Mr. Bluver provided consulting services to the Company and the Bank. Prior to that time, Mr. Bluver was the founder and President of JDS Financial Group, LLC, a consulting firm, which served the regulatory, transactional, risk management, corporate governance, due diligence and operational needs of the commercial banking, thrift, mortgage and investment banking sectors from 2005 to 2011. From 1994 until 2005, Mr. Bluver was Executive Vice President, General Counsel, and Chief Enterprise Risk Officer at GreenPoint Bank and GreenPoint Financial Corp., New York, New York. Prior to that, he was Deputy Chief Counsel, United States Office of Thrift Supervision, Washington, D.C. from 1987 to 1994. He started his career at the Securities and Exchange Commission in Washington, D.C., finishing as Chief of the branch in the Division of Corporation Finance that covered financial institutions. As President and Chief Executive Officer of the Company and the Bank, and by virtue of his 30-year career in the banking industry as both a participant and regulator, Mr. Bluver is able to provide valuable perspective on the Company’s current position and future strategy, and the Board of Directors believes he is qualified to serve on the Board.

Mr. Danowski is a Senior Partner in the accounting firm, Cullen & Danowski, LLP, a position he has held for almost 40 years.  He is a Certified Public Accountant licensed in New York.  Mr. Danowski specializes in tax, estate and business matters.  Mr. Danowski is a member of the New York State Society of CPAs and the American Institute of Certified Public Accountants and its Tax Practice Division.  He is on the Board of Trustees of the John T. Mather Memorial Hospital and the John T. Mather Hospital Foundation and a member of the Board of Jefferson Ferry, a continuing care retirement community located in Suffolk County, New York.  The Board of Directors believes that Mr. Danowski is qualified to serve on the Board due to his accounting and business acumen and knowledge of the Suffolk County, Long Island economy.  Mr. Danowski received his BBA in accounting from Dowling College.

Mr. Finneran has served as Executive Vice President and Chief Financial Officer of the Company and the Bank since 2012. From 2007 to 2012, Mr. Finneran was Chief Financial Officer of State Bancorp, and from 1997 to 2012, Chief Financial Officer of State Bank of Long Island. He served as Senior Vice President and Comptroller at State Bank of Long Island from 1990 to 1997. Prior thereto, Mr. Finneran held various accounting and finance positions with NatWest Bank USA and Irving Trust Company. On September 30, 2015, the Board of Directors of the Company and Bank appointed Mr. Finneran as a director of the Company and the Bank. The Board of Directors believes that Mr. Finneran is qualified to serve on the Board due to his significant experience in finance, strategy, capital markets and public company operations. Mr. Finneran earned his BBA in Finance from Baruch College and his MBA in Finance from Pace University.

Mr. Gaviola is an entrepreneur who has owned and operated retail and real estate businesses on the east end of Long Island for almost 30 years. Mr. Gaviola has been employed at Janney Montgomery Scott since October 2014 and is currently a Financial Advisor and an Investment Advisor Representative. Prior to establishing his first business almost 30 years ago, Mr. Gaviola held senior management positions with Inspiration Coal Company and Carbon Fuel Corp (a division of ITT) where he was responsible for various operating divisions. Mr. Gaviola is on the Board of Directors and the Director of Finance of the Montauk Pt. Lighthouse Museum. He has in the past served on numerous community and charitable boards on the east end of Long Island. The Board of Directors believes Mr. Gaviola is qualified to serve on the Board due to his particular understanding of the Company’s market and customer base garnered from his lifelong presence on eastern Long Island. Mr. Gaviola holds a BS in economics and business from the University of Rhode Island and completed a graduate course at the ABA Stonier Graduate School of Banking at the Wharton School of the University of Pennsylvania (Capstone Project being completed). Mr. Gaviola holds Series 7 and Series 66 licenses as well as Life and Variable Annuity.

Mr. Goodale served as President of Riverhead Building Supply, one of Long Island’s largest building supply companies, from 1971 to 2013, and has been Chairman of that company since 2013.  Mr. Goodale has extensive experience in retailing to the professional building trades and in real estate development, primarily in the Long Island market.  Mr. Goodale is a director of the Long Island Builders Institute and Chairman of the Long Island Home Builders Care Development Corp., an organization devoted to establishing homes for returning United States veterans.  The Board of Directors believes that Mr. Goodale’s extensive experience in owning, operating and growing a local business on Long Island, in addition to his 27 years as a Director of the Company (five of them as Chairman), qualifies him to serve on the Board.  Mr. Goodale studied business administration at the State University of New York, Morrisville.

Mr. Kandell is President and a shareholder of the accounting firm, Kandell, Farnworth & Pubins, CPA’s, PC, a position he has held since 1984.  Prior thereto, Mr. Kandell worked for four years at Kandell and Associate and worked for four years at Arthur Andersen & Co., a former “big eight” public accounting firm.  He is a Certified Public Accountant licensed in New York.  Mr. Kandell belongs to the Riverhead Chamber of Commerce and the Southampton Business Alliance.  The Board of Directors believes that Mr. Kandell is qualified to serve on the Board due to his extensive accounting and finance knowledge and his familiarity with the economic and business conditions in the Bank’s market.  Mr. Kandell received a BSBA degree from the University of North Carolina at Chapel Hill.

Mr. Meyer is Manager of Meyer & Meyer, PLLC since October 2016. He was a Partner in the law firm, Meyer Meyer and Keneally, Esqs., LLP, from 1983 to 2013, and was Of Counsel to the firm from 2014 to September 2016.  Mr. Meyer specializes in trust and estate matters.  He is also a Certified Public Accountant licensed in New York (status inactive).  Mr. Meyer has prior experience in tax and audit with the former “big eight” public accounting firms of Arthur Andersen & Co. and Peat Marwick Mitchell (predecessor to KPMG).  Mr. Meyer is a Trustee of St. Anthony’s High School, located in Suffolk County.  The Board of Directors believes that Mr. Meyer is qualified to serve on the Board due to his knowledge of the law and accounting and his civic involvement and prominence in Suffolk County, Long Island.  Mr. Meyer received his BS in accounting from Providence College and his JD from Hofstra University Law School.

Mr. Shah currently serves on the board of Safety Services, a leading supplier of OSHA compliant safety products.  From 2005 to 2010, Mr. Shah was Chairman of WNS Global Services, a global provider of offshore outsourcing services.  Prior thereto, Mr. Shah was CEO of Retail Banking of GreenPoint Bank from 1996 to 2004.  From 1978 to 1991, Mr. Shah held executive management positions at Shearson Lehman Bros. and American Express.  The Board of Directors believes that Mr. Shah, with his strategic background and specific knowledge and experience with financial service companies, is a valuable resource to the Board in the current environment of increasing business and regulatory demands on financial services boards of directors, and is qualified to serve on the Board.  Mr. Shah earned his BA in Economics from Bates College and his MBA in Finance from Columbia University.

Mr. Stark is Vice President of Foxwood Corporation, one of the largest manufactured-home community development and management companies in the Company’s primary market area, a position he has held since 1994.  Prior to his current position, Mr. Stark held various engineering positions with industrial machinery and optic companies.  A lifelong resident of eastern Long Island, the Board of Directors believes that Mr. Stark is qualified to serve on the Board because he brings a thorough knowledge of the local economy as well as an analytical understanding of business problems to influence his advice to his colleagues on the Board of Directors. Mr. Stark holds a BS in mechanical engineering from Northeastern University.

Executive Officers

The names, ages and positions of the current executive officers of the Company and the Bank are as follows:

EXECUTIVE OFFICERS OF THE REGISTRANT
Name	Age at March 23, 2017	Position (and Served Since)
Howard C. Bluver	60	President and Chief Executive Officer of the Company and the Bank since 2011.

Brian K. Finneran	59	Executive Vice President and Chief Financial Officer of the Company and the Bank since 2012.

Christopher J. Hilton	39	Executive Vice President and Chief Credit Officer of the Company and the Bank since March 2015; Senior Vice President and Deputy Chief Credit Officer of the Bank from June 2014 to March 2015.

Jeanne P. Kelley	56
Executive Vice President and Chief Risk Officer of the Company and the Bank since 2013; Senior Vice President and Risk Manager of the Company and the Bank from 2011 to 2013: Senior Vice President and Risk Manager of the Bank from 2002 to 2011; Senior Vice President, Consumer Loan Division of the Bank from 1996 to 2002; prior thereto various credit related positions in the Bank.

Anita J. Nigrel	55
Executive Vice President and Chief Retail Officer of the Company and the Bank since July 2015; Senior Vice President, Retail Operations of the Bank from 2003 to 2015; Regional Vice President of the Bank from 1998 to 2003; prior thereto held various branch management positions within the Bank's branch network from 1989 to 1998.

Michael R. Orsino	66	Executive Vice President and Chief Lending Officer of the Company and the Bank since 2012.

James R. Whitehouse	54
Executive Vice President, Retail Sales, Residential, Multi-Family and Mixed-Use Lending for the Company and the Bank since January 2015; Executive Vice President, Residential, Multi-Family and Mixed-Use Lending for the Company and the Bank since June 2014; Senior Vice President and Department Head of the Bank's Residential Mortgage and Multi-Family Lending Group from 2012 to 2014.

Mr. Bluver’s biography is included under “Directors of the Company and the Bank” above.

Mr. Finneran’s biography is included under “Directors of the Company and the Bank” above.

Mr. Hilton has served as Executive Vice President and Chief Credit Officer of the Company and the Bank since March 2015. From June 2014 through his recent appointment, Mr. Hilton held the role of Deputy Chief Credit Officer. Prior to joining the Company, Mr. Hilton served as Executive Vice President of Empire National Bank, and was the Chief Credit Officer from 2007 to 2014. Prior to 2007, Mr. Hilton served as Vice President and Commercial Loan Officer for New York Commercial Bank for six years.

Ms. Kelley has served as Executive Vice President and Chief Risk Officer of the Company and the Bank since 2013. From 2011 to 2013, Ms. Kelley served as Senior Vice President, Risk Manager of the Company and the Bank, and from 2002 to 2011 as Senior Vice President and Risk Manager of the Bank with responsibility for Compliance and Bank Secrecy. From 1996 to 2002, Ms. Kelley served as Senior Vice President, Consumer Loan Division of the Bank. Prior thereto, Ms. Kelley held various credit-related positions with the Company.

Ms. Nigrel has served as Executive Vice President and Chief Retail Officer since 2015. From 2003 to 2015, Ms. Nigrel served as Senior Vice President, Retail Operations with responsibility for Branch Operations, Loan Operations, and Physical Security. From 1998 to 2003, Ms. Nigrel served as Regional Vice President of the Bank, managing the Wading River Branch and a region of six other branch locations. From 1989 to 1998, Ms. Nigrel held various branch management positions within the Bank’s branch network.

Mr. Orsino has served as Executive Vice President and Chief Lending Officer of the Company and the Bank since 2012.  Prior to joining the Company, Mr. Orsino was President of Key Bank Hudson Valley/Metro NY District from 2007 to 2011 and President of Key Bank Capital Region District from 2005 to 2007.  From 2003 to 2005, Mr. Orsino was the National Retail and Business Banking Sales Executive for Key Bank.  Prior to 2003, Mr. Orsino served in various executive positions with Key Bank, including President of Key Bank’s Long Island District and Executive Vice President of Key Bank’s East Region Retail Banking Division.

Mr. Whitehouse has served as Executive Vice President, Residential, Multi-family and Mixed-Use Lending for the Company and the Bank since June 2014. In January of 2015, Mr. Whitehouse was given the additional responsibility of managing Retail Sales for the Bank. From 2012 to 2014, Mr. Whitehouse was Senior Vice President and Department Head of the Bank’s Residential Mortgage and Multi-Family Lending Group. Prior to joining the Bank, Mr. Whitehouse was a partner with the Mortgage Capital Group in Bayport, New York, where he brokered commercial mortgages for a highly selective group of top quality lenders. Mr. Whitehouse also served as Senior Vice President and East Coast Sales Director for the multi-family division of Washington Mutual Bank, Regional Vice President for GreenPoint Bank and Northeast Regional Sales Director for GreenPoint Mortgage Co.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act, requires executive officers, directors, and persons who beneficially own more than 10 percent of the stock of the Company to file initial reports of ownership and reports of changes in ownership. Such persons are also required by SEC regulations to furnish the Company with copies of these reports. SEC rules require the Company to identify anyone who filed a required report late during the most recent fiscal year. Based solely on the Company’s review of copies of such forms received, or written representations from certain reporting persons that no filings were required for such persons, the Company believes that, during fiscal year 2016, its directors, executive officers and 10 percent shareholders complied with all Section 16(a) filing requirements.

Code of Conduct

The Company has a Code of Business Conduct and Ethics for its directors, officers and employees which, among other things, requires that such individuals avoid conflicts of interest.  We also have adopted Corporate Governance Guidelines, which, in conjunction with our Certificate of Incorporation, By-Laws and respective charters of the Board committees, form the framework for our governance. The Code of Business Conduct and Ethics and Corporate Governance Guidelines are available on the Company’s website at www.scnb.com by selecting “Governance Documents”.

Audit Committee

The Company’s Audit Committee is currently comprised of four directors Messrs. Kandell (Chairman), Danowski, Gaviola and Goodale. The Board of Directors has determined that all of the members of the Audit Committee are “independent” and financially literate as required by the applicable listing standards of the New York Stock Exchange (“NYSE”) and other applicable rules. The Board has also determined that Messrs. Danowski and Kandell are “audit committee financial experts,” and have the requisite accounting or related financial management expertise under the listing standards of the NYSE. None of the members of the Audit Committee serve on more than three audit committees, including that of the Company. The Committee pre-approves all auditing services and permitted non-audit services (including the fees and terms thereof) to be performed for the Company by its independent auditor, subject to the de minimis exceptions for non-audit services described in Section 10A(i)(1)(B) of the Exchange Act which are approved by the Audit Committee prior to the completion of the audit. The Audit Committee may form and delegate authority to subcommittees consisting of one or more members when appropriate, including the authority to grant pre-approvals of audit and permitted non-audit services, provided that decisions of such subcommittee to grant pre-approvals shall be presented to the full Audit Committee at its next scheduled meeting. The Audit Committee operates under a formal charter which is available on the Company’s website at www.scnb.com. The Audit Committee performs the functions described below under “Report of the Audit Committee.”

ITEM 11.	EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Introduction

This Compensation Discussion and Analysis explains the Company’s compensation philosophy, policies and practices with respect to the following individuals included in the “Summary Compensation Table” section contained herein, referred to collectively as the “named executive officers” or “NEOs.”

•	Howard C. Bluver — Director, President and Chief Executive Officer

•	Brian K. Finneran — Director, Executive Vice President and Chief Financial Officer

•	Michael R. Orsino — Executive Vice President and Chief Lending Officer

•	Jeanne P. Kelley — Executive Vice President and Chief Risk Officer

•	Christopher J. Hilton — Executive Vice President and Chief Credit Officer

In addition to the Compensation Discussion and Analysis, the compensation and benefits provided to our NEOs in 2016 are set forth in detail in the “Summary Compensation Table,” section contained herein, and other tables that follow this Compensation Discussion and Analysis, as well as in the footnotes and narrative material that accompany those tables.

EXECUTIVE SUMMARY

Summary of our Pay Philosophy

The Company’s executive compensation philosophy is to pay for performance in a risk-appropriate fashion. The Company balances short- and long-term and fixed and variable compensation through base salary, cash incentives and equity awards.  Base salaries are established considering the nature of an executive’s position and his or her individual performance and contributions over time. The Company’s Executive Incentive Plan (“EIP”) provides incentives to NEOs tied to individual and Company performance during the course of the year. Incentive targets are established for each NEO and incentives are paid according to success in achieving those targets.  Long-term incentive awards, granted in the form of restricted shares, promote a culture of stock ownership and align the interests of the NEOs with those of shareholders, with the ultimate goal of creating sustained shareholder value.

Summary of 2016 Compensation Actions and Awards

Shareholder Engagement

At the Company’s 2016 annual shareholders’ meeting, we held an advisory, non-binding shareholder vote on the 2015 compensation of our NEOs, commonly referred to as a “say-on-pay” vote. Shareholders overwhelmingly supported this proposal, with 96% approval.  We believe this level of support confirms that our executive compensation program is well structured and the actions that were taken were appropriate.

2016 Compensation Awards

The Company’s 2016 compensation actions reflect our successful performance as a Company and the achievements of the individual NEOs. In making incentive compensation determinations for 2016, the Compensation Committee considered multiple factors, including overall Company and segment financial performance, achievement of or progress towards strategic initiatives, and individual performance and accomplishments.

•	Base Salary Adjustments. Our NEOs received merit-based base salary increases between 3.3% and 3.9% in February 2016.

•
Annual Incentive Awards. The Compensation Committee awarded incentives to each of the NEOs in 2017 under the EIP reflecting our 2016 company performance, as well as individual performance achievements. For details regarding the EIP and the determination of payments under the EIP, see section “Annual Incentives” contained herein.

•
Restricted Stock Awards.  Messrs. Bluver, Finneran, Orsino, Hilton, and Ms. Kelley were awarded restricted stock in the amounts of 5,500, 4,000, 3,000, 1,000, and 1,500 shares of common stock of the Company, respectively. These restricted stock awards vest in equal installments annually over three years following the grant date. For details of the grants, see sections “2016 Long-Term Incentive Grants” and the “Grants of Plan-Based Awards” table contained herein.  In addition, a portion of each NEOs’ EIP award for 2015 was awarded in the form of restricted stock in February 2016, see section “Grants of Plan-Based Awards” table contained herein.

Ongoing Shareholder Friendly Programs and Designs

The Company has many ongoing shareholder friendly executive compensation programs, practices and protocols, including, but not limited to, the following:

•	The Compensation Committee is comprised entirely of independent members, and the Compensation Committee engaged its own independent compensation consultant in 2016.

•
The Company compares its compensation practices relative to a peer group selected by its independent compensation consultant and survey data to ensure that its programs are competitive and consistent with market practices.

•	The Company does not pay tax gross-ups to our NEOs with respect to “golden parachute” excise taxes.

•	The Company does not have a history of re-pricing equity incentive awards, and is not permitted to re-price equity incentive awards without shareholder approval under its equity incentive plan.

•
The Company has a securities trading policy that discourages directors, officers and employees from purchasing Company securities on margin, short selling Company securities and buying derivatives on Company securities.

•	The Company has established minimum stock ownership requirements for its NEOs.

•	The Company has adopted claw-back policies with respect to its incentive compensation plans.

•	The Company attempts to balance both short- and long-term incentives to effectively align our pay with annual operating results and long-term business success and mitigate excessive risk-taking.

•
The Company does not maintain supplemental executive retirement plans for the exclusive benefit of the NEOs, and does not match or supplement deferrals under its nonqualified deferred compensation plan.

DETAILED COMPENSATION PROGRAMS, PROCESSES AND ACTIONS

NEO Compensation Philosophy and Objectives

The Company’s overarching compensation philosophy is to pay for performance in a risk-appropriate fashion. The key objectives of the Company’s compensation programs are to attract and retain qualified, talented individuals to fill key positions and to compensate our NEOs at fair and competitive levels in order to encourage them to work to increase the net worth of the Company, and ultimately shareholder value.

We pursue these objectives by:

•	Providing competitive pay opportunities, with actual pay outcomes highly dependent on individual and Company performance;

•
Balancing fixed and variable compensation by providing a competitive salary and benefits package, while providing a majority of the NEOs’ total compensation opportunity in the form of variable cash and equity compensation; and

•	Balancing short- and long-term compensation through performance-based annual bonuses awarded in cash and long-term incentive compensation in the form of restricted stock awards.

How We Make Decisions Regarding NEO Compensation

The Compensation Committee, with the support of its independent compensation consultant Pearl Meyer (“PM”) and management, determines executive compensation programs, practices, and levels. Specific responsibilities are assigned in accordance with governance best practices. In making its determinations, the Compensation Committee and its partners consider data and analyses regarding peer group compensation as well as other internal studies. Below is an explanation of the key roles and responsibilities of each group, as well as how market data is integrated into the process.

Role of the Compensation Committee

The members of the Company’s Compensation Committee are Chairman Joseph A. Gaviola, Terence X. Meyer, Ramesh N. Shah and John D. Stark, Jr., each of whom is an “independent director” under applicable NYSE listing rules, an “outside director” for purposes of Section 162(m) of the Internal Revenue Code and a “non-employee director” for purposes of Rule 16b-3 under the Exchange Act. The Compensation Committee determines and approves the salaries, cash and equity incentive awards, benefits and employment policies of the Company as they relate to the NEOs and recommends for approval by the Board of Directors, the Chief Executive Officer’s salary, cash and equity incentive awards and benefits as well as employment policies of the Company as they relate to the Chief Executive Officer. The Compensation Committee administers the equity-based plans of the Company and makes recommendations to the Board of Directors concerning the adoption and amendment of cash- and equity-based incentive compensation plans.

The Compensation Committee has the sole authority to retain or obtain the services of compensation consultants or other advisors to provide compensation and benefit consulting services to the Committee. The independence of any such advisor is assessed by the Compensation Committee, on an annual basis, prior to selecting or receiving advice from the advisor.

In making determinations regarding executive compensation, the Compensation Committee weighs an individual’s personal performance, the performance of his or her area of responsibility, and the overall performance of the Company. The performance of the Chief Executive Officer in each of these regards is evaluated by the Compensation Committee. The performance of each of the NEOs (other than the Chief Executive Officer) is evaluated by the Chief Executive Officer, whose assessment is presented to the Compensation Committee. The Compensation Committee reviews performance of the NEOs on an annual basis and examines each named executive officer’s base salary and cash and equity incentive awards at such time. Further information concerning these determinations is included below.

Role of Management

Key members of the Company’s executive management attend Compensation Committee meetings at the Compensation Committee’s request to provide information and their perspective about executive compensation policies and programs. The Compensation Committee holds discussions with management in attendance to ensure that the Compensation Committee makes fully informed decisions with respect to compensation matters that affect the Company’s operations and shareholder returns. Finally, the Company’s Chief Executive Officer participates in deliberations of the Compensation Committee on an ex-officio, non-voting basis, but does not participate during, or attend, deliberations concerning his own compensation. No NEO was present during the portion of any Compensation Committee meeting at which the Compensation Committee made determinations regarding such named executive officer’s compensation.

Role of the Compensation Consultant

The Compensation Committee utilizes the support of outside compensation experts in establishing the policies, programs, and levels of executive compensation. Since 2012, Pearl Meyer (“PM”) has served as the Company’s outside advisor.  PM reports directly to the Compensation Committee and, as directed by the Compensation Committee, works with management and the Chairman of the Compensation Committee. PM performed no services outside of those related to executive and director compensation for the Company in 2016.  The Compensation Committee assessed the independence of PM in 2016 and believes they are an independent advisor pursuant to the rules and standards promulgated by the SEC and NYSE.

Role of Market Data/External Comparisons

In addition to many other factors considered by the Compensation Committee, it takes into account the compensation practices of comparable companies in formulating the compensation program.

The following companies were selected by PM in 2013 and comprise the Company’s current peer group.

•	Arrow Financial Corporation
•	BCB Bancorp, Inc.
•	Berkshire Bancorp Inc.
•	Bridge Bancorp, Inc.
•	Bryn Mawr Bank Corporation
•	Center Bancorp, Inc.
•	Financial Institutions, Inc.
•	First of Long Island Corporation
•	Lakeland Bancorp, Inc.
•	Peapack-Gladstone Financial Corporation
•	Republic First Bancorp, Inc.
•	Sterling Bancorp
•	Sun Bancorp, Inc.
•	Unity Bancorp, Inc.
•	Univest Corporation of Pennsylvania

This group of peer companies was selected using the following criteria: banks that are publicly traded and subject to public reporting requirements regarding executive compensation, banks with approximately one-half to two times the total assets of the Company, banks headquartered in New York, New Jersey or Pennsylvania, and banks that represent established commercial entities (i.e., generally excluded companies traded on pink sheets, thrifts, etc.).

The Company also participates in comparison surveys conducted by independent firms that provide additional summary compensation data in return for the Company’s participation. The Company participated, on a paid basis, in the 2016 Banking Compensation Survey Report conducted by PM for the New York Bankers Association and the 2016 McLagan Survey for the Northeast Region.

In addition, on a periodic basis, the Board of Directors compares the Company’s operating results and market performance to the commercial banking industry as a whole, all banking companies in the New York metropolitan area, all banking companies of similar size nationwide, and selected regional competitors. The Compensation Committee uses this information to evaluate the reasonableness of its compensation to NEOs.

The Compensation Committee does not apply peer group and survey data in a formulaic manner to determine the compensation of its NEOs. Rather, the peer group and survey data represents one of several factors that the Compensation Committee considers in a holistic assessment when making compensation decisions.

Overview of Compensation Program Elements

Material Elements

The Compensation Committee endeavors to achieve a balance between short- and long-term compensation and uses a mix of cash and equity to compensate its NEOs. Material elements of 2016 compensation include base salary; annual cash bonuses; and restricted stock.  Set forth below is a summary of the purpose and performance orientation of the material elements of the Company’s compensation program in 2016.

Element	Purpose	Performance Orientation
Base Salary	Provide competitive, fixed compensation to attract and retain qualified, talented executives.	Adjustments to base salary reflect the individual’s overall performance, as well as contribution to the Company.
Annual Bonus (Executive Incentive Plan)	Encourage and reward annual financial, operational and strategic successes at the Company.	The entire award is subject to Company and individual performance criteria.
Restricted Stock	Foster an owner mentality and promote alignment between executives and shareholders.	The potential value of the award when it vests is contingent on the stock price at that time.

Relative Mix of Material Elements

The following charts depict the compensation mix of the Chief Executive Officer and the average of the other NEOs.  It includes 2016 base salary, 2016 EIP awards, and annual long-term incentive grants provided in the form of restricted stock in 2016.

The following table presents how the Compensation Committee viewed 2016 compensation for our NEOs. It includes 2016 base salary, 2016 EIP awards, and annual long-term incentive grants provided in the form of restricted stock in 2016. These elements in combination comprise “Total Direct Compensation.” This table differs from the “Summary Compensation Table,” section contained herein, and is not a substitute for that table.

Named Executive Officer	Base Salary	EIP Award Cash	LTI Award Restricted Stock	Total Direct Compensation	Total Direct Compensation (% Change vs. 2015)
Howard C. Bluver	$460,000	$405,159	$141,075	$1,006,234	1.3%
Brian K. Finneran	$322,000	$260,000	$102,600	$684,600	5.1%
Michael R. Orsino	$280,000	$210,000	$76,950	$566,950	0.5%
Jeanne P. Kelley	$217,500	$120,000	$38,475	$375,975	5.8%
Christopher J. Hilton	$237,500	$95,000	$25,650	$358,150	6.9%

Other Elements

In addition, the Company provides the NEOs with the opportunity to participate in a voluntary, defined contribution plan, competitive severance benefits designed to provide security, and limited perquisites, which are described further below. The Compensation Committee evaluates each element of compensation to align with the overall compensation philosophy and strategy.

Base Salary

Base salary represents the annual salary paid to each named executive officer. The Compensation Committee determines an individual’s base salary based on the nature of the position. In making such determination, the Compensation Committee utilizes a number of factors including responsibilities of the position, regional salary surveys, peer group results, industry guidelines, and regional economic conditions.

2016 Merit-based Salary Adjustments

The Compensation Committee, and the full Board of Directors in the case of Mr. Bluver, approved the following base salary increases in February 2016:

Named Executive Officer	2015 Base Salary	2016 Base Salary	% Change
Howard C. Bluver	$445,000	$460,000	3.4%
Brian K. Finneran	$310,000	$322,000	3.9%
Michael R. Orsino	$270,000	$280,000	3.7%
Jeanne P. Kelley	$210,000	$217,500	3.6%
Christopher J. Hilton	$230,000	$237,500	3.3%

Annual Incentives

The Company maintains the EIP, which provides for awards to the NEOs based on individual and Company performance during the course of the year. For 2016, the Compensation Committee determined to award bonuses in all cash. The EIP’s objectives are to:

•	Reward performance that supports the Company’s short- and long-term performance results.

•	Attract, retain and motivate executives with long-term business perspective.

•	Encourage a strategic perspective and team orientation.

•	Balance performance goals and incentives with appropriate risk management objectives.

Each named executive officer has an incentive target under the EIP that is determined based on his or her role and which is approved by the Compensation Committee, or the Board of Directors with respect to the Chief Executive Officer. For 2016, the target incentive opportunities under the EIP were determined to be 50% of annual base salary for the Chief Executive Officer, Chief Financial Officer and Chief Lending Officer, 30% of annual base salary for the Chief Risk Officer, and 25% for the Chief Credit Officer.  If all performance goals were satisfied at maximum, the Chief Executive Officer would have been eligible to earn up to 200% of his target incentive opportunity under the EIP and the other NEOs would have been eligible to earn up to 175%, of their respective target incentive opportunities under the EIP, with the exception for Ms. Kelley, who was awarded 184% of her target for exceptional performance in 2016. In addition to the items disclosed under “Executive Summary” contained herein, the Compensation Committee considered the success of each NEO in achieving his or her goals in 2016 for each of the following performance measures.

2016 EIP Structure and Awards

2016 was another successful year for the Company.  The primary performance measure under the EIP, net income, was $21.5 million in 2016, compared to $17.7 million in 2015, a 21.5% increase.  This achievement surpassed target goals for 2016.  The Committee determined that net income was an appropriate metric to use for the EIP because it represents the profitability of the Company’s on-going business, and therefore is important to investors and well understood by participants. Net income carries the following weight as a percent of all performance measures for each named executive officer: Mr. Bluver, Ms. Kelley and Mr. Hilton, each (50%), Mr. Orsino (60%), and Mr. Finneran (75%). Financial and strategic goals for each NEO were determined at the beginning of 2016.

2016 Net Income Performance
Threshold Goal	Target Goal	Stretch Goal	Actual Performance	Actual Performance as a % of Target Goal
$15.1mm	$18.9mm	$22.6mm	$21.5mm	114%

In addition to being the primary performance measure of the 2016 EIP, net income performance for 2016 had to be above target for the portion of the 2016 EIP attributable to other performance goals to become payable above target. These other incentive measures were chosen to balance the net income measure, provide line of sight into each NEO’s area of responsibility, and provide an incentive to achieve other important objectives. These other measures carried the following weight, in aggregate, as a percent of all performance measures for each NEO: Mr. Bluver, Ms. Kelley and Mr. Hilton, each (50%), Mr. Orsino (40%), and Mr. Finneran (25%). In certain instances, we do not disclose the targets due to competitive harm.

Mr. Bluver, Chief Executive Officer
Performance Measure	Mostly Met	Met	Exceeded	Assessment
Credit quality			✓	Exceeded projections in measured credit metric such as asset quality, non-performing loans, and control of early delinquencies.
Efficiency Ratio			✓	Excluding merger-related and other costs, the Company’s core operating efficiency ratio improved to 61.9% in 2016 vs. 64.9% in 2015.
Loan Growth		✓		Loan growth slightly exceeded 2016 budget.
Overall			✓

Given Mr. Bluver’s achievement on net income and these other performance measures, he was awarded $405,159 (176% of his target incentive opportunity) with respect to the 2016 EIP, payable in cash.

Mr. Finneran, Chief Financial Officer
Performance Measure	Mostly Met	Met	Exceeded	Assessment
Efficiency Ratio			✓	Excluding merger-related and other costs, the Company’s core operating efficiency ratio improved to 61.9% in 2016 vs. 64.9% in 2015.
Financial Metrics			✓	Identified and executed on corporate initiatives to improve 2016 key financial metrics such as net income, cost of borrowings, effective tax rate and earnings per share.
Capital Management			✓	Managed capital efficiently and obtained an investment grade bond rating from outside party for a potential subordinated debt issuance.
Overall			✓

Given Mr. Finneran’s achievement on net income and these other performance measures, he was awarded $260,000 (161% of his target incentive opportunity) with respect to the 2016 EIP, payable in cash.

Mr. Orsino, Chief Lending Officer
Performance Measure	Mostly Met	Met	Exceeded	Assessment
Commercial Loan Growth		✓		Loan amounts finished above fiscal year 2015 balance.
Commercial Portfolio Credit Metrics			✓	Improvement in non-performing loans and early delinquencies.
Deposits and Fees			✓	Deposits increased in 2016.
Overall			✓

Given Mr. Orsino’s achievement on these performance measures, he was awarded $210,000 (150% of his target incentive opportunity) with respect to the 2016 EIP, payable in cash.

Ms. Kelley, Chief Risk Officer
Performance Measure	Mostly Met	Met	Exceeded	Assessment
Lending Strategies Support			✓	Enhanced framework related to lending strategies through detailed reporting and analysis.
Compliance			✓	Successfully maintained a strong compliance posture for the Company; successfully assessed and implemented new regulations as required.
Strategic and Capital Plans			✓	The Strategic Plan was updated for 2016-2018 in conjunction with the 2016-2018 Capital Plan and budget.
Risk Management			✓
Successfully enhanced the Risk Management Program to reflect current operations in conjunction with regulatory requirements; successfully participated in the updates and monitoring of the annual Strategic and Capital Plans.

Overall			✓

Ms. Kelley’s achievement on net income and exceptional performance with regards to these other performance measures, she was awarded $120,000 (184% of her target incentive opportunity) with respect to the 2016 EIP, payable in cash.

Mr. Hilton, Chief Credit Officer
Performance Measure	Mostly Met	Met	Exceeded	Assessment
Non-performing Loans			✓	Company exceeded (i.e., achieved lower) non-performing loan target.
Reduce Classified Loans			✓	Exceeded classified loan targets.
Underwriting and Regulatory Enhancements			✓	Enhanced underwriting processes and procedures.
Overall			✓

Given Mr. Hilton’s achievement on net income and these other performance measures, he was awarded $95,000 (160% of his target incentive opportunity) with respect to the 2016 EIP, payable in cash.

The annual cash awards were determined after the end of the fiscal year on which they are based.

Long-Term Incentives

Each year, in addition to the performance-based equity awards associated with the EIP, the Compensation Committee considers grants of long-term incentives to the NEOs, which in 2016 were awarded under the Amended and Restated Suffolk Bancorp 2009 Stock Incentive Plan (the “2009 Plan”).  Restricted stock awards granted outside the EIP generally vest ratably over a three year period beginning on the first anniversary of the date of grant.

Stock-based incentives are intended to align the interests of the named executive officers with the interests of the Company’s shareholders. These equity awards provide for financial gain derived from appreciation in the Company’s stock price and, because they vest over several years, promote for long-term retention. Further, stock-based awards effectively balance our fixed and short-term variable compensation.

In addition to our annual granting practices, the Compensation Committee can also approve grants, as appropriate, for new hires and other special circumstances.

For specific grants to NEOs, the Compensation Committee considers a variety of factors, including:

•	Individual performance and future potential of the executive;

•	Market data related to long-term incentives;

•	The overall size of the equity grant pool and shares remaining available for grant under the 2009 Plan;

•	Award value relative to other Company executives;

•	The value of previous grants and amount of outstanding unvested equity awards; and

•	The recommendations of the Chief Executive Officer, other than in connection with grants to the Chief Executive Officer.

2016 Long-Term Incentive Grants

NEOs were each granted restricted stock in May 2016.  These awards vest ratably over three years. The Company also settled a portion of the 2015 EIP in restricted stock. These grants were awarded in February 2016 and vest semi-annually over two years, starting with the first six month anniversary of the date of grant. For more details see the “Grants of Plan-Based Awards” table contained herein.

Retirement Benefits

The Company maintains a 401(k) defined contribution plan, which is offered to the NEOs on the same terms as all employees of the Company who have at least a half month of service and have worked at least 40 hours. Those terms include contributions up to legal limits established by the Internal Revenue Service. The Company matches 50% of employee contributions up to 6% of salary and cash bonus.

Limited Executive Perquisites

Executive perquisites are not a significant component of the Company’s executive compensation program. NEOs are generally eligible for personal use of Company automobiles or an automobile allowance, which is designed to facilitate business travel and allow the NEOs to focus on business operations.  NEOs are also eligible for life insurance coverage on the same terms as are available to employees generally.  For additional details see footnote 6 of the “Summary Compensation Table,” section contained herein.

Severance

Each of our NEOs is eligible to participate in the Bank’s Severance Policy, a practice that is customary in the industry, which provides that, upon certain qualifying terminations of employment, a participant is eligible to receive a lump sum severance payment equal to his or her bi-weekly base salary multiplied by the number of full or partial years of service with the Company or the Bank, as applicable, up to a maximum of 52 weeks of base salary.  This severance payment is subject to the participant’s execution and non-revocation of a release of claims in favor of the Company and its affiliates.

For a quantification of these severance benefits for the NEOs, please see the subsection titled “Termination of Employment Without Cause” under the section “2016 Potential Payments Upon Termination of Employment or Change of Control,” below.

Change of Control Employment Agreements

Each of the NEOs is a party to a change of control employment agreement that would entitle him or her to severance payments and other benefits in the event of a qualifying termination of employment following a change of control of the Company. These arrangements are customary in our industry and are intended to attract and retain qualified executives that could have other job alternatives during times of uncertainty for the Company. In addition, the Company believes that these arrangements provide an incentive for the Company’s NEOs to successfully execute a change-of-control transaction from its early stages until closing and thereafter for the benefit of the Company’s shareholders. For a description and quantification of these change of control benefits, please see the section titled “2016 Potential Payments Upon Termination of Employment or Change of Control” contained herein.

Other Programs, Policies, and Considerations

Stock Ownership

The Company believes in building deep and enduring linkages between the interests of management and shareholders.  An important tool in creating this alignment is use of share awards and share ownership requirements for the Company’s directors and executive officers.

The Company believes it is important that each director and executive officer have a meaningful financial stake in the Company, represented by an investment in the common stock of the Company.  In doing so, stock owners can share in the benefits and losses of the Company.

Stock Ownership Requirements

The Company has adopted stock ownership requirements for its NEOs in order to align their interests with those of the Company’s shareholders.  The Chief Executive Officer is required to hold common stock of the Company with a fair market value at least equal to two times his then annual base salary.  Executive officers (other than the Chief Executive Officer) are required to hold stock with a fair market value at least equal to his or her current annual base salary within five years of becoming an executive officer.  Common stock of the Company in which the individual has a pecuniary interest counts towards the minimum stock ownership requirements. Examples include shares owned directly by the individual, shares owned jointly with a spouse or family member and restricted stock. As of the date of this filing, Mr. Bluver owns 63,795 shares of common stock of the Company, which exceeds the ownership requirement.  All other NEOs also meet their requirement.  The Compensation Committee decides any issues concerning eligibility of shares toward the minimum stock ownership guidelines.

Stock Purchase Plans

To facilitate investment in the Company, the Company also maintains an employee stock purchase plan. All employees are also eligible to have any portion of their compensation, net of deductions, invested in common stock of the Company on the same terms. There is no Company match or purchase price discount.

Claw-Back Policies

The Company has provisions in its incentive plans with respect to the adjustment or recovery of awards or payments if the relative performance measures upon which they are based are restated or otherwise adjusted in a manner that would have reduced the size of an award or payment. The Company will comply with any statutory claw-back requirements, including requirements under the Sarbanes-Oxley Act of 2002 and the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”). As of the date of this filing, the SEC has not adopted final rules implementing the claw-back provisions under Dodd-Frank.

Tax Matters

The Company generally endeavors to structure its compensation in a manner intended to be deductible for purposes of the Internal Revenue Code.  Nonetheless, the Company reserves the right to award compensation that may be non-deductible under Section 162(m) of the Internal Revenue Code in appropriate circumstances.

Accounting Considerations

The Company’s stock-based awards are accounted for under U.S. Generally Accepted Accounting Principles (“GAAP”). GAAP rules require us to calculate the grant date “fair value” of our equity awards using a variety of assumptions. This calculation is reported in the compensation tables that follow, even though our NEOs may never realize any value from these awards. GAAP rules also require companies to recognize the compensation cost of their stock-based compensation awards in their income statements over the period that a recipient is required to render service in exchange for the option award or restricted share.

Securities Trading Policy

The Company has a securities trading policy whereby directors, officers and employees are not allowed to trade in Company securities while in possession of material, nonpublic information concerning the Company. This policy applies to all of the Company’s directors, officers and employees, including directors, officers and employees of subsidiaries and other affiliates. This policy also applies to information relating to any other company, including our competitors, customers or suppliers, obtained in the course of employment with or by serving as a director, officer or employee of the Company.

Enforcement mechanisms include mandatory trading windows and blackout periods to ensure that trading is not based on material, nonpublic information.

In addition, the Company’s securities trading policy prohibits all of the Company’s directors and officers (and their related parties) from engaging in any transaction which has the effect of hedging Company securities in order to reduce or eliminate downside risk and from pledging Company securities to secure any loan, whether or not the director or officer is in possession of material, nonpublic information concerning the Company.

Compensation Committee Report

The Compensation Committee of the Company has reviewed and discussed the Compensation Discussion and Analysis with Management and, based on such review and discussions, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included into the Company’s Annual Report on Form 10-K for the last fiscal year.

Joseph A. Gaviola, Chairman
Terence X. Meyer
Ramesh N. Shah
John D. Stark, Jr.

Risk Assessment

The Compensation Committee has taken steps in the design of the Company’s compensation programs, including those programs covering our NEOs, to mitigate the potential of inappropriate risk taking by the Company’s employees. The following represent certain factors that mitigate inappropriate risk taking in our compensation programs:

•	Our compensation program for executives includes a balance of fixed and variable, short- and long-term compensation;

•	The Company has a defensible peer group which it uses as a reference to making compensation decisions;

•	Written annual plan documents are made available to all incentive plan participants;

•	Incentive plans contain a claw-back provision for restatement of earnings, fraud or misconduct;

•	Incentive payouts are made after the year‐end compensation review process is completed;

•	The Board of Directors has oversight of incentive plans via the Compensation Committee and, where appropriate, the full Board of Directors;

•	The incentive bonus plans are subject to annual financial and Sarbanes‐Oxley audits for accuracy and completion;

•	The Compensation Committee approves all cash incentive awards to executive officers; and

•	The Compensation Committee approves all restricted stock or stock option grants to executive officers.

Based on the above, the Company has concluded that its compensation policies and practices do not create inappropriate or unintended material risk to the Company as a whole, and that, consequently, our compensation plans do not create risks that are reasonably likely to have a material adverse effect on the Company.

The following table sets forth compensation to the NEOs for the years ended December 31, 2016, 2015, and 2014:

	SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary(1)	Stock Awards (2)	Non-Equity Incentive Plan Compensation (3)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation (4)(5)(6)	Total
		($)	($)	($)	($)	($)	($)

Howard C. Bluver	2016	458,269	239,962	405,159	-	27,507	1,130,897
President &	2015	460,577	370,333	296,680	-	23,951	1,151,541
Chief Executive Officer	2014	433,077	157,570	217,505	-	20,562	828,714

Brian K. Finneran	2016	320,615	160,726	260,000	-	30,417	771,758
Executive Vice President &	2015	320,385	174,787	174,378	-	18,945	688,495
Chief Financial Officer	2014	298,846	112,550	196,883	-	16,435	624,714

Michael R. Orsino	2016	278,846	129,246	210,000	-	36,912	655,003
Executive Vice President &	2015	278,846	141,764	156,957	-	17,826	595,394
Chief Lending Officer	2014	257,692	90,040	170,646	-	13,837	532,215

Jeanne P. Kelley	2016	216,635	63,404	120,000	6,340	21,343	427,722
Executive Vice President &	2015	216,538	45,520	74,823	4,752	11,131	352,764
Chief Risk Officer

Christopher J. Hilton (7)	2016	236,635	45,628	95,000		8,622	385,885
Executive Vice President &	2015	235,962	25,036	59,947	-	8,653	329,597
Chief Credit Officer

(1) Base salary includes an extra payroll period in 2015 (27 payroll periods) given the start of the calendar year relative to the first payroll period.

(2) The amounts included in this column reflect the grant date fair value of restricted stock awards granted to our named executive officers in 2016.  This includes (i) the annual award of long term incentives made in the form of restricted stock, provided in May 2016, and (ii) the portion of the EIP awarded as restricted stock with respect to 2015 performance, which was granted in February 2016,.  The value is equal to the grant date fair value closing price of the Company’s stock (based on the closing price per share on the grant date of $25.65 for the May 2016 awards and $25.13 for the February 2016 awards) multiplied by the amount of restricted stock for each named executive officer.

(3) The amounts in this column are the dollar value of cash incentive awards earned under the EIP for 2016, 2015 and 2014.

(4) Includes company matching contributions to 401(k) plan for each named executive officer.

(5) Includes IRS calculated life insurance value, use of a Company car or car allowance for Messrs. Bluver, Finneran, and Orsino, and dividends paid on previously awarded restricted stock, with value of $6,511, $4,512, $3,638, $1,772, and $749 for Messrs. Bluver, Finneran, Orsino, Kelley and Hilton, respectively.

(6) The total value of perquisites and personal benefits exceeded $10,000 for Messrs. Bluver, Finneran and Orsino whose car allowance for 2016 was $9,600, $9,373 and $9,619, respectively, Company-paid term life insurance premium for 2016 was $2,322, $2,322 and $3,810, respectively, and costs associated with Company owned car use of $0, $789 and $1,971, respectively.

(7) Mr. Hilton assumed the role of Executive Vice President and Chief Credit Officer on March 25, 2015.

Grants of Plan-Based Awards

At the annual meeting of shareholders on April 14, 2009, shareholders approved the 2009 Plan, a successor to the 1999 Stock Option Plan. The 2009 Plan has since been amended and restated after shareholder approval on April 29, 2014.  The Company may grant incentive stock options, non-qualified stock options, stock appreciation rights, and restricted stock under the 2009 Plan.

GRANTS OF PLAN-BASED AWARDS
Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)			All Other Stock Awards: Number of Shares of Stock or Units	Grant Date Fair Value of Stock and Option Awards
		Threshold	Target	Maximum
		($)	($)	($)	(#)	($)
Howard C. Bluver	-	115,000	230,000	460,000	-	-
	2/25/2016	-	-	-	3,935	98,887
	5/25/2016	-	-	-	5,500	141,075
Brian K. Finneran	-	80,500	161,000	281,750	-	-
	2/25/2016	-	-	-	2,313	58,126
	5/25/2016	-	-	-	4,000	102,600
Michael R. Orsino	-	70,000	140,000	245,000	-	-
	2/25/2016	-	-	-	2,081	52,296
	5/25/2016	-	-	-	3,000	76,950
Jeanne P. Kelley	-	32,625	65,250	114,188	-	-
	2/25/2016				992	24,929
	5/25/2016	-	-	-	1,500	38,475
Christopher J. Hilton	-	29,688	59,375	89,063	-	-
	2/25/2016				795	19,978
	5/25/2016	-	-	-	1,000	25,650

(1) The amounts included in these columns are with respect to the EIP awarded for 2016.

Under the 2009 Plan, the Compensation Committee determines the awardee and the amount of restricted stock. Restricted stock generally vests in three equal annual installments on each of the first, second and third anniversaries of the grant date, subject to continued employment. Restricted stock granted under the 2009 Plan in settlement of incentive opportunities under the EIP is subject to a two-year semi-annual vesting schedule.

Outstanding Equity Awards at Fiscal Year-End

The following table details outstanding equity awards held by the NEOs on December 31, 2016:

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS						STOCK AWARDS
	Number of Securities Underlying Unexercised Options		Number of Securities Underlying Unexercised Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested		Market Value of Shares or Units of Stock That Have Not Vested
	(#)		(#)
Name	Exercisable		Unexercisable	($)		(#)		($)
Howard C. Bluver	50,000	(1)	-	10.79	12/30/2021	n/a		n/a
	20,000	(2)	-	18.14	8/6/2023	n/a		n/a
	-		-	-	-	2,333	(3)	99,899	(3)
	-		-	-	-	4,200	(4)	179,844	(4)
	-		-	-	-	2,389	(5)	102,297	(5)
	-		-	-	-	5,500	(7)	235,510	(7)
	-		-	-	-	2,951	(6)	126,362	(6)
Brian K. Finneran	11,700	(8)	-	13.13	2/3/2022	n/a		n/a
	5,000	(9)		14.03	2/4/2023	n/a		n/a
	-		-	-	-	1,666	(3)	71,338	(3)
	-		-	-	-	3,000	(4)	128,460	(4)
	-		-	-	-	720	(5)	30,830	(5)
	-		-	-	-	4000	(7)	171,280	(7)
	-		-	-	-	1,734	(6)	74,250	(6)
Michael R. Orsino	20,000	(10)	-	12.44	3/9/2022	n/a		n/a
	5,000	(9)	-	14.03	2/4/2023	n/a		n/a
	-		-	-	-	1,333	(3)	57,079	(3)
	-		-	-	-	2,333	(4)	99,899	(4)
	-		-	-	-	623	(5)	26,677	(5)
	-		-	-	-	3,000	(7)	128,460	(7)
	-		-	-	-	1,560	(6)	66,799	(6)
Jeanne. P. Kelley	4,600	(11)	-	16.56	6/26/2023	-		-
	-			-	-	1,000	(3)	42,820	(3)
	-			-	-	1,333	(5)	57,079	(5)
	-			-	-	1,500	(7)	62,230	(7)
	-		-	-	-	744	(6)	31,858	(6)
Christopher J. Hilton	-		-	-	-	733	(5)	31,387	(5)
	-		-	-	-	1,000	(7)	42,820	(7)
	-		-	-	-	596	(6)	25,521	(6)
(1) Represents a grant on December 30, 2011 of stock options to acquire 50,000 shares of common stock of the Company. 16,667 options vested on December 30, 2014; 16,667 options vested on December 30, 2015; and the remaining 16,666 options vested on December 30, 2016.

(2) Represents a grant on August 6, 2013 of stock options to acquire 20,000 shares of common stock of the Company. 6,667 options vested on August 6, 2014; 6,667 options vested on August 6, 2015; and the remaining 6,666 options vested on August 6, 2016.

(3) Represents the unvested portion of grants on June 2, 2014 of restricted stock awards in respect of 7,000, 5,000, 4,000, and 3,000 shares of common stock of the Company to Messrs. Bluver, Finneran, Orsino, and Ms. Kelley respectively.  Restricted stock vests in three equal annual installments on each of the first, second and third anniversaries of the grant date.

(4) Represents the unvested portion of grants on June 2, 2015 of restricted stock awards in respect of 6,300, 4,500, and 3,500 shares of common stock of the Company to Messrs. Bluver, Finneran, and Orsino, respectively.  Restricted stock vests in three equal annual installments on each of the first, second and third anniversaries of the grant date.

(5) Represents the unvested portion of grants on February 25, 2015 of restricted stock awards in respect of 9,556, 2,883 and 2,498, shares of common stock of the Company to Messrs. Bluver, Finneran, and Orsino, respectively. The restricted stock awards, which were granted in respect of the EIP, vests every six months, over two years, starting with the first six month anniversary of the date of grant. For Ms. Kelley and Mr. Hilton, this amount represents the unvested portion of grants on February 25, 2015 of restricted stock awards in respect of 2,000 and 1,100 shares of common stock of the Company, respectively, vesting in three equal annual installments on each of the first, second and third anniversaries of the grant date.

(6) Represents the grants on February 25, 2016 of restricted stock awards. The restricted stock awards vest every six months, over two years, starting with the first six month anniversary of the date of grant.

(7)  Represents the annual long-term incentive award of restricted stock awarded on May 25, 2016, vesting in three equal annual installments on each of the first, second and third anniversaries of the grant date.

(8) Represents a grant on March 9, 2012 of stock options to acquire 20,000 shares of common stock of the Company. 6,667 options vested on March 9, 2013, 6,667 vested on March 9, 2014, and 6,666 vested on March 9, 2015.

(9) Represents a grant on February 4, 2013 of stock options to acquire 5,000 shares of common stock of the Company, 1,667 options vested on February 4, 2014, 1,667 vested on February 4, 2015, and the remaining 1,666 vested on February 4, 2016.

(10) Represents a grant on March 9, 2012 of stock options to acquire 20,000 shares of common stock of the Company, 6,667 options vested on March 9, 2013, 6,667 options vested on March 9, 2014, and 6,666 options vested on March 9, 2015.

(11) Represents a portion of a grant on June 26, 2013 of stock options to acquire 5,000 shares of common stock of the Company.  1,667 options vested on June 26, 2014; 1,667 options vested on June 26, 2015, and the remaining 1,666 options vested on June 26, 2016.

Option Exercises and Stock Vested

In 2016, 8,300 and 3,000 option awards held by Mr. Finneran and Ms. Kelley, respectively, were exercised.  The following table details restricted stock that vested for the NEOs during the fiscal year end December 31, 2016:

OPTION EXERCISES AND STOCK VESTED
	OPTION AWARDS		STOCK AWARDS
Name	Acquired on Exercise	Exercise	Acquired on Vesting	Vesting
	(#)	($)	(#)	($)
Howard C. Bluver	-	-	10,195	289,258
Brian K. Finneran	8,300	231,381	5,188	143,582
Michael R. Orsino	-	-	4,271	118,880
Jeanne P. Kelley	3,000	29,959	1,915	50,770
Christopher J. Hilton	-	-	566	16,090

Compensation Pursuant to Pension and Retirement Plans

The Company maintains a defined benefit pension plan covering substantially all of its employees. The plan was frozen as of December 31, 2012.  Benefits are based on years of service and the employee’s highest average compensation during five consecutive years of employment. Compensation used to determine benefits is all compensation as reported on Form W-2. A participant’s normal retirement benefit is an annual pension benefit commencing on his or her normal retirement date, payable in the normal benefit form in an amount equal to: (1) 1.75 percent of his or her average annual compensation, multiplied by creditable service up to 35 years; plus (2) 1.25 percent of his or her average annual compensation, multiplied by creditable service in excess of 35 years up to 5 years; minus (3) 0.49 percent of his or her final average compensation (up to covered compensation) multiplied by creditable service up to 35 years. The normal benefit form is payable as a single life pension. An employee became a participant in the plan on the 1st of the month that coincided with or next followed the completion of 12 months of eligible service and attainment of age 21. There are a number of optional forms of benefit available to the participants, all of which are adjusted actuarially. Participants are eligible for early retirement under the plan upon obtaining age 55. Normal retirement age is 65.  Early retirement benefits are determined by reducing the basic benefit by 3 percent per annum and reducing the offset benefit by 6 percent per annum. Ms. Kelley is the only named executive officer who participates in the plan and is eligible for early retirement under the plan. The following table details pension benefits earned as of December 31, 2016:

PENSION BENEFITS
Name	Plan Name	Number of Years Credited Service	Present Value of Accumulated Benefit (1)	Payments During Last Fiscal Year
		(#)	($)	($)
Jeanne P. Kelley	The Suffolk County National Bank Pension Plan	24.83	527,241	-

(1) The present value of accumulated benefits was determined using the same assumptions used for financial reporting purposes under GAAP for 2016. Pension benefits are discussed in Note 10 of the 10-K disclosure.

2016 Potential Payments Upon Termination of Employment or Change of Control

Termination of Employment Without “Cause” not in Connection With a “Change of Control”

Each of our NEOs is eligible to participate in the Bank’s Severance Policy, which provides that, upon certain qualifying terminations of employment, the NEO is eligible to receive a lump sum severance payment equal to two weeks base salary multiplied by the number of full or partial years of service with the Company or the Bank, as applicable, up to a maximum of 52 weeks of base salary (subject to the execution and non-revocation of a release of claims). In the event of a qualifying termination of employment as of December 31, 2016 each NEO would be entitled to a lump sum severance payment in the following amounts: Mr. Bluver, $88,558; Mr. Finneran, $60,871; Mr. Orsino, $51,899; Ms. Kelley, $217,500; and Mr. Hilton, $23,600.

Termination of Employment Without “Cause” or For “Good Reason” in Connection With a “Change of Control”

As of December 31, 2016, the Company had entered into Change of Control Employment Agreement with each of our NEOs that generally provide for certain benefits in the event that the Company terminates the executive’s employment without cause or if the executive terminates employment for good reason within three years for Messrs. Bluver and Finneran, and two years for Messrs. Orsino and Hilton and Ms. Kelley, of a “change of control” of the Company.

For the purposes of these agreements, the Company generally defines a change of control as follows:

1)	The acquisition by any individual, entity or group of beneficial ownership of 20 percent or more of outstanding shares of common stock of the Company, subject to customary exceptions;

2)	Individuals who constitute the Board of Directors cease for any reason to constitute at least a majority of the Board of Directors;

3)
Consummation of a reorganization, merger or consolidation or similar transaction involving the Company or any of its subsidiaries or sale or other disposition of all or substantially all of the assets of the Company, subject to customary exceptions; or

4)	Approval by the shareholders of the Company of a complete liquidation or dissolution of the Company.

Messrs. Bluver and Finneran are each party to a Change of Control Employment Agreement that provides for a minimum level of compensation and benefits during the three-year period immediately following a “change of control” of the Company and provides for severance equal to three times the sum of his base salary and target annual bonus, as well as three years of continued medical and dental benefits in the event that the executive’s employment is terminated without “cause” or he resigns with “good reason” during the three-year period immediately following a “change of control” of the Company.

Messrs. Orsino and Hilton and Ms. Kelley are each party to a Change of Control Employment Agreement that provides for a minimum level of compensation and benefits during the two-year period immediately following a “change of control” of the Company and provides for severance equal to two times the sum of his or her base salary and target annual bonus, as well as two years of continued medical and dental benefits in the event that the executive’s employment is terminated without “cause” or he resigns with “good reason” during the two-year period immediately following a “change of control” of the Company.

In the event of a “change of control” of the Company, all outstanding, unvested stock options and restricted stock immediately vest and become exercisable pursuant to the terms of the Company’s equity compensation plans.

The agreements do not provide for tax “gross-ups.” If payments and benefits due to an executive under his or her Change of Control Employment Agreement would be subject to the golden parachute excise tax under Section 280G of the Internal Revenue Code, such payments and benefits would be reduced to an amount that is $1 less than such amount that would trigger the excise tax if doing so would result in a more favorable after-tax position to the executive.

The following is a summary of the amounts that would have been payable to the NEOs in the event of a qualifying termination of employment immediately following a “change of control” of the Company on December 31, 2016:

POTENTIAL COST OF CHANGE OF CONTROL AGREEMENTS
Name	Cash Severance Value (1)	Pro-rata Bonus (2)	Benefits Continuation (3)	Equity Acceleration (4)	280G Scaleback(5) (If applicable)	Total
	($)	($)	($)	($)	($)	($)

Howard C. Bluver	2,070,000	230,000	-	743,912	(208,778)	2,835,134
Brian K. Finneran	1,449,000	161,000	51,801	476,158	(262,113)	1,875,846
Michael R. Orsino	840,000	140,000	33,564	378,914	-	1,392,478
Jeanne P. Kelley	565,500	65,250	33,604	195,987	-	860,341
Christopher J. Hilton	593,750	59,375	-	99,728	-	752,853

(1) Multiple of base salary and target bonus, payable in a lump sum

(2) Pro-rated target bonus for 2016; value reflects a full year.

(3) Reflects the annual cost to the Company for three years of continued medical and dental benefits for Mr. Finneran; and two years for Mr. Orsino and Ms. Kelley.

(4) In the event of a change in control of the Company, all outstanding, unvested stock options and restricted stock immediately vest and become exercisable under the terms of the Company’s equity compensation plans. Executives would receive an additional year to exercise outstanding stock options upon termination due to a change in control; however, for purposes of the calculation, we assume a cash out of all outstanding stock options at the time of the termination. Calculation uses closing common stock of the Company price on December 31, 2016 of $42.82 per share.

(5) The New York state supplemental withholding tax rate (9.62%) was used when calculating the potential 280G impact.

Directors’ Compensation

For their service to the Board of Directors in 2016, independent directors received the following compensation:

•	The Chairman of the Board of Directors received an annual retainer of $125,000, payable in cash monthly.

•
Members of the Board of Directors other than the Chairman received an annual retainer of $55,000, payable in cash monthly.  Members are expected to attend 11 regular meetings of the Board of Directors, one organizational meeting of the Board of Directors, the annual meeting of shareholders, all other committee meetings as assigned, and any special meetings that the Board of Directors deems necessary.

•	Members of the Audit Committee received an additional annual retainer of $4,000, payable in cash monthly.

•	The Chairman of the Audit Committee received an additional annual retainer of $15,000, payable in cash monthly.

•	Members of the Loan Committee received an annual retainer of $4,000, payable in cash monthly.

•	Members of the Compensation Committee received an annual retainer of $4,000, payable in cash monthly.

The Chairman of the Board of Directors also receives an annual travel allowance of $10,000, payable in cash monthly, as reimbursement for travel and commuting on behalf of the Company.

On recommendation of the Compensation Committee, the Board of Directors also decided to grant, effective May 25, 2016, each independent director 750 shares of restricted stock, vesting in equal three annual installments on each of the first, second and third anniversaries of the grant subject to continued service as a director through the applicable vesting dates.

Messrs. Bluver and Finneran did not receive compensation for service as a director during 2016.

All retainers would be recovered from any director who attended less than 75% of the meetings of the Board of Directors or any committee thereof to which he or she had been assigned.

Deferred Compensation

The Company maintains a Directors’ Deferred Compensation Plan, under which a director may defer receipt of his or her fees as a director of the Bank until retirement or age 72, termination of service, or death. The deferral accrues interest at a rate tied to the prime interest rate as of December 31 of the prior year, as published in the Wall Street Journal, currently prime minus one percent.

Director Stock Ownership Requirements

Within five years of initial election to the Board of Directors, or the adoption of the guidelines, whichever is later, a director is expected to hold common stock of the Company with a fair market value at least equal to the then annual board member retainer.  All directors have met this requirement.

Director Stock Purchase Plan

In an effort to further align the interests of directors with those of the Company and its shareholders, effective 2015, independent directors are required to use 25% of their cash retainer to purchase Company stock at current market prices.  Each independent director now must purchase Company shares each month at prevailing market prices.  Beginning September 30, 2015, the seven independent directors now purchase shares each month on the day their fees are paid.

The following table details compensation paid to directors during the year ending December 31, 2016:

DIRECTORS' COMPENSATION
Name	Fees Earned or Paid in Cash	Stock Awards (1)	All Other Compensation (2)	Total
	($)	($)	($)	($)

James E. Danowski (3)	59,000	19,238	29	78,226
Joseph A. Gaviola (4)	135,000	19,238	29	154,267
Edgar F. Goodale (3)(5)	63,000	19,238	29	82,266
David A. Kandell (3)	70,000	19,238	29	89,266
Terence X. Meyer (5)(6)	63,000	19,238	29	82,266
Ramesh N. Shah (6)	59,000	19,238	29	78,266
John D. Stark, Jr. (6)	59,000	19,238	29	78,266

(1) The amounts included in this column reflect the grant date fair value of restricted stock awards granted to our directors based on the closing price per share on the date of grant of $25.65. As of December 31, 2016 Messrs. Danowski, Gaviola, Goodale, Kandell, Meyer, Shah and Stark had 5,000 options outstanding and 1,583 restricted stock outstanding.

(2) Includes life insurance of $25,000 per independent director at a premium of $29 per annum.

(3) Messrs. Danowski and Goodale were assigned additional duties as a member of the Audit Committee for an additional annual retainer of $4,000, payable monthly, and Mr. Kandell was assigned additional duties as Chairman of the Audit Committee for an additional annual retainer of $15,000 payable monthly.

(4) In lieu of all other director fees, Mr. Gaviola receives an annual retainer of $125,000 and a $10,000 annual travel allowance.

(5) Messrs. Goodale and Meyer received an annual retainer of $4,000, payable monthly, for service on the Loan Committee.

(6) Messrs. Meyer, Shah and Stark received an annual retainer of $4,000, payable monthly, for service on the Compensation Committee.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Directors and Executive Officers

The following table sets forth the beneficial ownership of Common Stock as of March 23, 2017 by each director, each of the Company’s named executive officers and by all directors and executive officers as a group.  Each director and officer has sole voting and investment power over his or her shares of Common Stock except as otherwise indicated below:

SECURITY OWNERSHIP
Name of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percent of Class (7)

Directors:
Howard C. Bluver (1)	133,795	*
James E. Danowski (1) (2)	45,715	*
Brian K. Finneran (1) (3)	70,442	*
Joseph A. Gaviola (1)	10,854	*
Edgar F. Goodale (1) (4)	94,563	*
David A. Kandell (1)	32,844	*
Terence X. Meyer (1)	19,930	*
Ramesh N. Shah (1)	15,304	*
John D. Stark, Jr. (1)	38,494	*

Current named executive officers who are not directors:
Christopher J. Hilton (1) (5)	6,144	*
Jeanne P. Kelley (1) (6)	17,451	*
Michael R. Orsino (1)	45,778	*

Directors and executive officers as a group (15 people) (1)	558,842	4.68%
* less than 1%

(1) Includes the following number of shares issuable upon the exercise of stock options by the person named to purchase Common Stock which are exercisable within 60 days of March 23, 2017: Mr. Bluver, 70,000 shares; Mr. Danowski, 5,000 shares; Mr. Finneran, 16,700 shares; Mr. Gaviola, 5,000 shares; Mr. Goodale, 5,000 shares; Mr. Kandell, 5,000 shares; Mr. Meyer, 5,000 shares; Mr. Shah, 5,000 shares; Mr. Stark, 5,000 shares; Ms. Kelley, 4,600 shares; and Mr. Orsino, 25,000 shares.

(2) Includes 19,222 shares to which Mr. Danowski shares voting and investment power.

(3) Includes 14,241 shares to which Mr. Finneran shares voting and investment power.

(4) Includes 85,316 shares to which Mr. Goodale shares voting and investment power.

(5) Includes 10 shares to which Mr. Hilton shares voting and investment power.

(6) Includes 3,787 shares to which Ms. Kelley shares voting and investment power.

(7) There were 11,935,752 shares of Common Stock outstanding as of March 23, 2017. The "Percent of Class" for each of the directors and named executive officers and for the directors and  executive officers as a group was calculated using the amount of ownership as the numerator and the total shares outstanding as of March 23, 2017 plus the amount of shares which such persons can acquire upon the exercise of stock options within 60 days of March 23, 2017 as the denominator.

Five Percent Shareholders

As of March 23, 2017, there were 11,935,752 shares of common stock, $2.50 par value per share, of the Company (the “Common Stock”) outstanding. To the best knowledge of the Company, the following table presents the total number of shares and percent beneficially owned by shareholders who own more than five percent of the Company’s Common Stock as of March 23, 2017:

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class (1)
The Banc Funds Company, L.L.C.	932,743 (2)	7.80%
20 North Wacker Drive, Suite 3300
Chicago, IL 60606

BlackRock Inc.	854,556 (3)	7.20%
55 East 52nd Street
New York, NY 10022
(1) There were 11,935,752 shares of Common Stock outstanding as of March 23, 2017. The "Percent of Class" for each of the shareholders in the table was calculated by using the disclosed number of beneficially owned shares of Common Stock as the numerator and the number of the Company's outstanding shares of Common Stock as of March 23, 2017 as the denominator.

(2) Based on Schedule 13G filed with the Securities and Exchange Commission on February 14, 2017. Schedule 13G was filed jointly by Banc Fund VI L.P., Banc Fund VII L.P., Banc Fund VIII L.P. and Banc Fund IX L.P. Banc Fund VII L.P. has sole voting and sole dispositive power with respect to 291,500 shares of Common Stock, Banc Fund VIII L.P. has sole voting and sole dispositive power with respect to 604,723 shares of Common Stock and Banc Fund IX L.P. has sole voting and sole dispositive power with respect to 36,520 shares of Common Stock.  Banc Fund VI L.P. claims no beneficial ownership.

(3) Based on Schedule 13G filed with the Securities and Exchange Commission on January 27, 2017. Beneficial owner has sole voting power with respect to 828,895 and sole dispositive power with respect to 854,556 shares of Common Stock.

Equity Compensation Plan Table

Additionally, information about the Company’s equity compensation plans is as follows:

	At December 31, 2016
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights ($)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders	140,800	16.21	118,404
Equity compensation plans not approved by security holders	30,000	10.79	-
Total	170,800	15.26	118,404

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Related Party Transactions and Policies

Some of the directors and executive officers of the Company, as well as members of their immediate families and the corporations, organizations, trusts and other entities with which they are associated, are also customers of the Bank in the ordinary course of business. They may also be indebted to the Bank in respect of loans of $120,000 or more.  It is anticipated that these people and their associates may continue to be customers of, and indebted to, the Bank in the future. All loans extended to such individuals, corporations and firms (1) were made in the ordinary course of business, (2) did not involve more than normal risk of collectability or present other unfavorable features, and (3) were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unaffiliated persons. All such loans are reviewed and approved by the full Board of Directors of the Bank. At present, none of these loans to directors, executive officers or their associates is non-performing.

We have adopted a policy concerning related party transactions. Pursuant to this policy, the Nominating and Governance Committee reviews all related party transactions between the Company and any of its directors, officers, holders of more than five percent of our common stock or their family members or in which any of such persons directly or indirectly is interested or derives a benefit.  The Nominating and Governance Committee determines whether a particular transaction serves the best interests of the Company and its shareholders and approves or disapproves the transaction.  In addition, the Company has a Code of Business Conduct and Ethics for its directors, officers and employees which, among other things, requires that such individuals avoid conflicts of interest.  We also have adopted Corporate Governance Guidelines, which, in conjunction with our Certificate of Incorporation, By-Laws and respective charters of the Board committees, form the framework for our governance. The Code of Business Conduct and Ethics and Corporate Governance Guidelines are available on the Company’s website at www.scnb.com by selecting “Governance Documents”.

Director Independence

The Nominating and Governance Committee assesses and advises the Board of Directors of its assessment of the independence of both current and prospective directors in accordance with the Exchange Act, and the rules promulgated thereunder, and the applicable listing requirements of the NYSE.  Pursuant to these independence standards, a director must not have a relationship with the Company, other than as a director, which would interfere with the director’s exercise of independent judgment.

The Board of Directors has determined that James E. Danowski, Joseph A. Gaviola, Edgar F. Goodale, David A. Kandell, Terence X. Meyer, Ramesh N. Shah and John D. Stark, Jr. are independent.  Messrs. Bluver and Finneran are not independent because they are executive officers of the Company.

Board Committees

The Boards of Directors of each of the Company and the Bank have standing Audit, Nominating and Governance, and Compensation Committees, composed as follows:

COMMITTEE MEMBERSHIP
Audit	Nominating and Governance	Compensation

David A. Kandell, Chairman	Edgar F. Goodale, Chairman	Joseph A. Gaviola, Chairman
James E. Danowski	James E. Danowski	Terence X. Meyer
Joseph A. Gaviola	David A. Kandell	Ramesh N. Shah
Edgar F. Goodale		John D. Stark, Jr.

The Audit Committee operates under a formal charter which is available on the Company’s website at www.scnb.com. The Audit Committee performs the functions described below under “Report of the Audit Committee.” The Board of Directors has determined that all of the members of the Audit Committee are “independent” and financially literate as required by the applicable listing standards of NYSE and other applicable rules. The Board has also determined that Messrs. Danowski and Kandell are “audit committee financial experts,” and have the requisite accounting or related financial management expertise under the listing standards of the NYSE.

The Nominating and Governance Committee operates under a formal charter which is available on the Company’s website at www.scnb.com.  The Board of Directors has determined that all members of the Nominating and Governance Committee are “independent” under the applicable listing standards of NYSE.

The Compensation Committee operates under a formal charter which is available on the Company’s website at www.scnb.com.  The Board of Directors has determined that all members of the Compensation Committee are “independent” as required by the applicable listing standards of NYSE and other applicable rules.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Report of the Audit Committee

The role of the Audit Committee is to assist the Board of Directors in its oversight of the Company’s financial reporting process. The Audit Committee operates pursuant to a charter whose adequacy is reviewed and reassessed by the Audit Committee on an annual basis. As set forth in the charter, management of the Company is responsible for the preparation, presentation, and integrity of the Company’s financial statements; the Company’s accounting and financial reporting principles; and the Company’s internal controls and procedures designed to assure compliance with accounting standards and applicable laws and regulations. The independent auditors are responsible for auditing the Company’s financial statements and expressing an opinion as to their conformity with generally accepted accounting principles.

In the performance of its oversight function, the Audit Committee has reviewed and discussed the audited financial statements for the year ended December 31, 2016 with management. The Audit Committee also has discussed with the independent auditors the matters required to be discussed by Statement of Auditing Standards No. 61, Communications with Audit Committees, as currently in effect. The Audit Committee has received the written disclosures and the letter from the independent auditors required by applicable requirements of the Public Company Accounting Oversight Board regarding the independent auditors’ communications with the Audit Committee concerning independence, and has discussed with the independent auditors the independent auditors’ independence. Based upon the review and discussions described in this report, the Audit Committee recommended to the Board of Directors that the Company’s audited consolidated financial statements be included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 for filing with the SEC.

Submitted by:	David A. Kandell, Chairman of the Committee; James E. Danowski; Joseph A. Gaviola; Edgar F. Goodale.

The information contained in the Report of the Audit Committee is not deemed filed for purposes of the Exchange Act, shall not be deemed incorporated by reference by any general statement incorporating this document by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that the Company specifically incorporates such information by reference, and shall not otherwise be deemed filed under such Acts.

Audit and Non-Audit Fees

It is the policy of the Audit Committee that all non-audit services be approved by the Audit Committee prior to engagement, and all such services were so approved. The following aggregate fees were billed by BDO USA, LLP during 2016 and 2015:

AUDIT FEES
	2016	2015
Audit fees (1)	$506,903	$405,895
Audit-related fees (2)	35,625	31,610
Tax fees	-	-
All other fees	-	-
	$542,528	$437,505
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

(2)  Consists of fees billed for the audit of the Suffolk County National Bank 401(k) Savings and Protection Plan and the Suffolk County National Bank Employees' Retirement Plan. In 2015, all of the fees, except what is noted above, were paid directly out of those plans.

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

Exhibits:

2.1
Agreement and Plan of Merger, by and between Suffolk Bancorp and People’s United Financial, Inc., dated as of June 26, 2016 (incorporated by reference from Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed June 28, 2016)

3.1
Certificate of Incorporation of Suffolk Bancorp (incorporated by reference from Exhibit 3.(i) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999, filed March 10, 2000)

3.2	Bylaws of Suffolk Bancorp (incorporated by reference from Exhibit 3.(ii) to the Company’s Form 10-K for the fiscal year ended December 31, 1999, filed March 10, 2000)
3.3	Amendment to Bylaws of Suffolk Bancorp (incorporated by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed June 28, 2016)
10.1*	Suffolk Bancorp 2009 Stock Incentive Plan (incorporated by reference from Exhibit C to the Company’s Form 10-K for the fiscal year ended December 31, 2008, filed March 13, 2009)
10.2*
Suffolk Bancorp Form of Change-of-Control Employment Contract (incorporated by reference from Exhibit D to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed March 13, 2009)

10.3*
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

32.1	Certification of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herein)
32.2	Certification of principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herein)
101.INS	XBRL Instance Document (filed herein)
101.SCH	XBRL Taxonomy Extension Schema Document (filed herein)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (filed herein)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (filed herein)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (filed herein)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (filed herein)

*	Denotes management contract or compensatory plan or arrangement.

ITEM 16.	FORM 10-K SUMMARY

Not applicable.

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

Dated: March 27, 2017

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

Dated: March 27, 2017